Form 10-Q
period 2001-06-30
ARRIS GROUP INC
filed 2001-08-14
CIK 1141107

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                           ---------------------------


                                    FORM 10-Q


                       FOR THE QUARTER ENDED JUNE 30, 2001

                                       of


                                ARRIS GROUP, INC.
                  (Formerly named Broadband Parent Corporation
                 and successor registrant to ANTEC Corporation)


                             A Delaware Corporation
                   IRS Employer Identification No. 58-2588724
                            SEC File Number 001-16631

                             11450 TECHNOLOGY CIRCLE
                                DULUTH, GA 30097
                                 (678) 473-2000

         Arris Group, Inc. (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

         As of August 9, 2001, 75,169,301 shares of the registrant's Common Stock, $0.01 par value, were outstanding.


================================================================================

                                ARRIS GROUP, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001

                                      INDEX

                                                                                Page
Part I.  Financial Information

   Item 1.    Financial Statements

              a)  Consolidated Balance Sheets
                  as of June 30, 2001 and December 31, 2000                          3

              b)  Consolidated Statements of Operations for the
                  Three and Six Months Ended June 30, 2001 and 2000                  4

              c)  Consolidated Statements of Cash Flows for the
                  Six Months Ended June 30, 2001 and 2000                            5

              d)  Notes to the Consolidated Financial Statements                6 - 14

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                              15 - 24

   Item 3.    Quantitative and Qualitative Disclosures on Market Risk               25

Part II. Other Information

   Item 6.    Exhibits and Reports on Form 8-K                                      26

Signatures                                                                          27

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            ARRIS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                              JUNE 30,        DECEMBER 31,
                                                                                                2001              2000
                                                                                             ----------       ------------
                                                                                             (Unaudited)
                                        ASSETS
Current assets:
     Cash and cash equivalents                                                               $    7,253        $    8,788
     Accounts receivable (net of allowance for doubtful accounts of $5,891 in 2001
          and $6,686 in 2000)                                                                    94,461           138,537
     Accounts receivable from AT&T                                                               40,721            21,662
     Inventories                                                                                232,169           263,683
     Income taxes recoverable                                                                    17,417            17,895
     Deferred income taxes                                                                       19,241            18,928
     Investments held for resale                                                                    799             1,561
     Other current assets                                                                        27,100            19,098
                                                                                             ----------        ----------
          Total current assets                                                                  439,161           490,152

Property, plant and equipment (net of accumulated depreciation of $62,593 in 2001
          and $55,443 in 2000)                                                                   50,424            53,353
Goodwill (net of accumulated amortization of $54,018 in 2001 and $51,559 in 2000)               142,460           144,919
Investments                                                                                      13,535            12,085
Deferred income taxes                                                                             6,809             6,773
Other assets                                                                                     22,716            24,213
                                                                                             ----------        ----------
                                                                                             $  675,105        $  731,495
                                                                                             ==========        ==========
                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                        $  145,942        $  138,774
     Accrued compensation, benefits and related taxes                                            16,768            17,350
     Other accrued liabilities                                                                   29,079            28,107
                                                                                             ----------        ----------
          Total current liabilities                                                             191,789           184,231


Long-term debt                                                                                  153,500           204,000
Deferred income taxes                                                                             1,362             1,362
                                                                                             ----------        ----------
     Total liabilities                                                                          346,651           389,593

Stockholders' equity:
     Preferred stock, par value $1.00 per share, 5 million shares authorized,
          none issued and outstanding                                                                --                --
     Common stock, par value $0.01 per share, 150 million shares authorized;
          38.2 million and 38.1 million shares issued and outstanding in 2001
          and 2000, respectively                                                                    384               383
     Capital in excess of par value                                                             267,681           266,216
     Retained earnings                                                                           62,800            77,569
     Unrealized holding loss on marketable securities                                            (1,697)           (1,668)
     Unearned compensation                                                                         (511)             (678)
     Cumulative translation adjustments                                                            (203)               80
                                                                                             ----------        ----------
          Total stockholders' equity                                                            328,454           341,902
                                                                                             ----------        ----------
                                                                                             $  675,105        $  731,495
                                                                                             ==========        ==========

        See accompanying notes to the consolidated financial statements

                           ARRIS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per share data)

                                                         Three Months Ended                   Six Months Ended
                                                              June 30,                             June 30,
                                                     ---------------------------         ---------------------------
                                                       2001              2000              2001             2000
                                                     ---------         ---------         ---------         ---------
Net sales                                            $ 177,185         $ 283,016         $ 389,973         $ 539,587
Cost of sales                                          154,517           230,190           335,214           435,481
                                                     ---------         ---------         ---------         ---------
       Gross profit                                     22,668            52,826            54,759           104,106
Operating expenses:
      Selling, general and administrative
           and development                              36,486            33,906            71,692            64,637
      Amortization of goodwill                           1,230             1,230             2,459             2,459
                                                     ---------         ---------         ---------         ---------
                                                        37,716            35,136            74,151            67,096
                                                     ---------         ---------         ---------         ---------
Operating (loss) income                                (15,048)           17,690           (19,392)           37,010
Interest expense                                         2,313             2,541             5,059             5,139
Other (income) expense, net                               (198)            1,442                55             1,715
Loss (gain) on marketable securities                       402            (5,900)              761            (5,900)
                                                     ---------         ---------         ---------         ---------
(Loss) income before income taxes                      (17,565)           19,607           (25,267)           36,056
Income tax (benefit) expense                            (7,296)            8,013           (10,498)           14,735
                                                     ---------         ---------         ---------         ---------
       Net (loss) income                             $ (10,269)        $  11,594         $ (14,769)        $  21,321
                                                     =========         =========         =========         =========

Net (loss) income per common share:
        Basic                                        $   (0.27)        $    0.31         $   (0.39)        $    0.56
                                                     =========         =========         =========         =========
        Diluted                                      $   (0.27)        $    0.28         $   (0.39)        $    0.52
                                                     =========         =========         =========         =========
Weighted average common shares:
      Basic                                             38,290            37,867            38,271            37,779
                                                     =========         =========         =========         =========
      Diluted                                           38,290            44,733            38,271            44,623
                                                     =========         =========         =========         =========

        See accompanying notes to the consolidated financial statements.

                            ARRIS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                   ---------------------------
                                                                                     2001              2000
                                                                                   ---------         ---------
Operating activities:
     Net (loss) income                                                             $ (14,769)        $  21,321
     Adjustments to reconcile net income to net cash
        Provided by (used in) operating activities:
           Depreciation and amortization                                              10,463             9,737
           Provision for doubtful accounts                                             2,691               499
           Deferred income taxes                                                        (299)              538
           Loss (gain) on marketable securities                                          761            (5,900)
           Amortization of unearned compensation                                         740               465
           Changes in operating assets and liabilities:
              Decrease (increase) in accounts receivable                              22,326           (20,003)
              Decrease in inventories                                                 31,514            15,692
              Increase in accounts payable and
                 accrued liabilities                                                   7,064             2,832
              (Increase) in other, net                                                (5,815)          (10,599)
                                                                                   ---------         ---------
                        Net cash provided by operating activities                     54,676            14,582
Investing activities:
     Purchases of property, plant and equipment                                       (4,491)           (9,046)
     Other investments                                                                (1,500)           (3,000)
                                                                                   ---------         ---------
                        Net cash (used in) investing activities                       (5,991)          (12,046)

Financing activities:
     Borrowings under credit facilities                                               67,000           155,000
     Reductions in borrowings under credit facilities                               (117,500)         (161,500)
     Deferred financing costs paid                                                      (613)             (579)
     Proceeds from issuance of common stock                                              893             5,256
                                                                                   ---------         ---------
                       Net cash (used in) financing activities                       (50,220)           (1,823)
                                                                                   ---------         ---------
Net (decrease) increase in cash and cash equivalents                                  (1,535)              713
Cash and cash equivalents at beginning of period                                       8,788             2,971
                                                                                   ---------         ---------
Cash and cash equivalents at end of period                                         $   7,253         $   3,684
                                                                                   =========         =========
Supplemental cash flow information:
     Interest paid during the period                                               $   2,393         $   2,546
                                                                                   =========         =========
     Income taxes paid during the period                                           $     112         $   5,034
                                                                                   =========         =========

        See accompanying notes to the consolidated financial statements.

                            ARRIS INTERNATIONAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1. BASIS OF PRESENTATION

         Arris International, Inc., formerly known as ANTEC Corporation (together with its consolidated subsidiaries, except as the context otherwise indicates, "Arris International" or the "Company") is an international communications technology company, headquartered in Duluth, Georgia. The Company specializes in the design and engineering of hybrid fiber-coax ("HFC") architectures and the development and distribution of products for broadband networks. The Company provides its customers with products and services that enable reliable, high-speed, two-way broadband transmission of video, telephony, and data. (See Note 12 of Notes to the Consolidated Financial Statements.)

         Arris International operates in one business segment, Communications, providing a range of customers with network and system products and services, primarily HFC networks and systems for the communications industry. This segment accounts for 100% of consolidated sales, operating profit and identifiable assets of the Company. Arris International provides a broad range of products and services to cable system operators and telecommunications providers. The Company is a leading developer, manufacturer and supplier of telephony, optical transmission, construction, rebuild and maintenance equipment for the broadband communications industry. The Company supplies most of the products required in a broadband communication system including headend, distribution, drop and in-home subscriber products.

         The consolidated financial statements furnished herein reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements for the periods shown. Additionally, certain prior year amounts have been reclassified to conform to the 2001 financial statement presentation. Interim results of operations are not necessarily indicative of results to be expected from a twelve-month period. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the Company's year ended December 31, 2000 (as restated).

NOTE 2. LANCITY TRANSACTION AND RESTATEMENT

         During the first quarter of 1999, the Company and Nortel Networks completed the combination of the Broadband Technology Division of Nortel Networks, referred to as LANcity, with Arris Interactive, L.L.C. ("Arris Interactive"), a joint venture between the Company and Nortel Networks ("Nortel"). This combination was effected by the contribution of the LANcity assets and business into Arris Interactive. Arris International's interest in the joint venture was reduced from 25.0% to 18.75% with potential dilution to 12.50%, while Nortel's interest was increased from 75.0% to 81.25% with the potential to increase to 87.5%.

         In connection with the transaction, as previously disclosed in the first quarter of 1999, the Company recorded a one-time, pre-tax, non-cash gain of $60.0 million, net of $2.5 million of transaction related expenses, based upon an independent valuation of LANcity. The transaction was accounted for, in effect, as if it were a gain on the sale of a 12.50% interest in Arris Interactive by the Company to Nortel in exchange for a 12.50% interest in LANcity. Arris International elected to recognize gains or losses on the sale of previously unissued stock of a subsidiary or investee based on the difference between the carrying amount of the equity interest in the investee immediately before and after the transaction and deferred income taxes were provided on such gain.

         The Company's interest in Arris Interactive was subject to further dilution based upon its performance over the eighteen-month period ended June 30, 2000. At the expiration of the eighteen-month period, no further dilution of Arris International's share of the joint venture occurred, and, based upon the initial independent valuation, the Company previously recorded an additional one-time, pre-tax, non-cash

                            ARRIS INTERNATIONAL, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


gain of $31.25 million to reflect Arris International's final ownership percentage in the joint venture of 18.75%.

         The Company has restated its consolidated financial statements for the years ended December 31, 2000 and 1999 by eliminating the gain of $31.25 million and $62.5 million, respectively, recorded on the LANcity transaction in the second quarter of the year ended December 31, 2000 and the first quarter of the year ended December 31, 1999. See the Company's restated consolidated financial statements in its amended Form 10-K/A. The gains previously recorded for the years ended December 31, 2000 and 1999 were based on the fair value of the LANcity assets contributed to Arris Interactive by Nortel. Upon further review, in connection with the acquisition of Nortel's interest in Arris Interactive, the Company determined that Arris Interactive accounted for the contribution of LANcity into Arris Interactive at historical cost in a manner similar to a pooling of interests since LANcity and Arris Interactive were under the common control of Nortel. Accordingly, the Company revised its accounting for the LANcity transaction to be consistent with the accounting by Arris Interactive. As Arris Interactive continued to have a deficit in members' equity subsequent to the LANcity transaction and the Company's accounting for the transaction is predicated on the accounting by Arris Interactive, the Company has eliminated its one-time, pre-tax, non-cash gains on the LANcity transaction. The effects of the restatement on the Company's financial statements as of December 31, 2000 and for the three and six months ended June 30, 2000 are as follows (in thousands except for per share amounts):

                                                                     Three Months Ended          Six Months Ended
                                         December 31, 2000              June 30, 2000              June 30, 2000
                                      ------------------------     ----------------------      ----------------------
                                         As              As           As            As            As            As
                                      Reported        Restated     Reported      Restated      Reported      Restated
                                      --------        --------     --------      --------      --------      --------
      Investments                     $105,835        $ 12,085             *             *             *             *
      Non-current deferred
        income tax assets                5,292           6,773             *             *             *             *
      Total assets                     823,764         731,495             *             *             *             *
      Non-current deferred
        income tax
        liabilities                     36,912           1,362             *             *             *             *
      Total liabilities                425,143         389,593             *             *             *             *
      Retained earnings                134,288          77,569             *             *             *             *
      Income tax expense                     *               *        21,246         8,013        27,669        14,735
      Net income                             *               *        29,611        11,594        39,637        21,321
      Net income per common
        share:
           Basic                             *               *        $ 0.78        $ 0.31        $ 1.05        $ 0.56
           Diluted                           *               *        $ 0.68        $ 0.28        $ 0.93        $ 0.52

* These items are not reported in this Form 10-Q and, therefore, are not included in this table.

NOTE 3. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board issued FASB Statement No. 142, Goodwill and Other Intangible Assets. Under FASB Statement No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise. The Company will adopt Statement No. 142 at the beginning of fiscal year 2002. The Company is in the process of reviewing the effects that the adoption of FASB Statement No. 142 will have on the Company's results of operations and financial position.

                            ARRIS INTERNATIONAL, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         In 2000, the Emerging Issues Task Force reached a consensus on EITF No. 00-10, Accounting for Shipping and Handling Fees and Costs ("EITF 00-10") that states all amounts billed to a customer in a sale transaction related to shipping and handling represent revenues earned for the goods provided and should be classified as revenue. Historically, Arris International had not included amounts billed to customers for shipping and handling as revenues. These amounts were not previously recorded as revenue and the related costs as cost of sales because they were netted as pass-through expenses, reimbursed in total by the Company's customers. For the three and six months ended June 30, 2001, shipping and handling costs, in aggregate, were approximately $2.2 million and $3.9 million, respectively, as compared to $6.9 million and $13.1 million for the same periods in 2000. All shipping and handling costs have been appropriately reflected in net sales and cost of sales.

         In June 1998, the Financial Accounting Standards Board issued FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. FASB Statement No. 133 was originally effective for fiscal years beginning June 15, 1999. However, on May 19, 1999, the FASB voted to delay the effective date for one year, to fiscal years beginning after June 15, 2000 by issuing FASB Statement No. 137. The Statement requires the Company to disclose certain information regarding derivative financial instruments. The Company has adopted FASB Statement No. 133 as of December 31, 2000 and other than additional disclosure requirements, the effects were immaterial to the Company's financial statements.

NOTE 4. RESTRUCTURING AND OTHER CHARGES

         In the fourth quarter of 1999, in conjunction with the announced consolidation of the New Jersey facility to Georgia and the Southwest, coupled with the discontinuance of certain product offerings, the Company recorded a pre-tax charge of approximately $16.0 million. Included in the charge was approximately $2.6 million related to personnel costs and approximately $3.0 million related to lease termination and other facility shutdown charges. Included in the restructuring was the elimination of certain product lines resulting in an inventory obsolescence charge totaling approximately $10.4 million, which has been reflected in the cost of sales. The personnel-related costs included termination expenses for the involuntary dismissal of 87 employees, primarily engaged in engineering, inside sales and warehouse functions performed at the New Jersey facility. Arris International offered terminated employees separation amounts in accordance with the Company's severance policy and provided the employees with specific separation dates. In connection with customer demand shifting to the Company's newer product offerings, such as the new Total System Power ("TSP") and the Scaleable and Micro Node products, the Company discontinued certain older product lines that were not consistent with the Company's focus on two-way, high-speed Internet, voice and video communications equipment. This discontinuance affected the UCF and SL powering products and included the narrowing of the Company's RF and optical products.

         During the second quarter of 2000, Arris International further evaluated its powering and RF products and recorded an additional pre-tax charge of $3.5 million to cost of goods sold, bringing the total reorganization related charge to $19.5 million. In addition to the charge of $19.5 million, approximately $1.0 million of relocation and fixed asset depreciation expenses were incurred during 2000 in connection with the New Jersey facility closure. As of June 30, 2001, of the $19.5 million pre-tax charge, approximately $0.2 million related to personnel costs, $1.0 million related to RF product warranties and approximately $0.1 million related to lease termination and other facility shutdown expenses remained to be paid. The Company anticipates that the remaining personnel costs, lease termination and facility shutdown charges will be fully recognized by the end of 2001. Arris International undertook all of these actions to structure itself into a more efficient organization and to further integrate the Company's speed-to-market philosophy. The Company realigned its manufacturing operations located in New Jersey in order to accelerate the production transition from in-house design and tooling functions into the manufacturing process. With the exception of saving approximately $1.5 million in lease obligation and selling, general, administrative and development costs, Arris International has shifted the remaining costs related to the New Jersey facility to Georgia and the Southwest.

                            ARRIS INTERNATIONAL, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 5.  INVENTORIES

         Inventories are stated at the lower of average, approximating first-in, first-out, cost or market. The components of inventory are as follows (in thousands):

                                                                      June 30,        December 31,
                                                                        2001              2000
                                                                     ---------        ------------
                                                                     (Unaudited)
      Raw material                                                     $ 63,827        $ 62,458
      Work in process                                                     8,013           9,119
      Finished goods                                                    160,329         192,106
                                                                       --------        --------
           Total inventories                                           $232,169        $263,683
                                                                       ========        ========

NOTE 6. PROPERTY, PLANT AND EQUIPMENT, NET

         Property, plant and equipment, at cost, consists of the following (in thousands):

                                                                      June 30,        December 31,
                                                                        2001              2000
                                                                     ---------        ------------
                                                                     (Unaudited)
      Land                                                             $  2,549        $  2,549
      Building and leasehold improvements                                16,176          15,394
      Machinery and equipment                                            94,292          90,853
                                                                       --------        --------
                                                                        113,017         108,796
      Less: Accumulated depreciation                                    (62,593)        (55,443)
                                                                       --------        --------
           Total property, plant and equipment, net                    $ 50,424        $ 53,353
                                                                       ========        ========

NOTE 7. LONG TERM DEBT

         Long term debt consists of the following (in thousands):

                                                                     June 30,       December 31,
                                                                       2001            2000
                                                                     --------       ------------
                                                                   (Unaudited)
      Revolving Credit Facility                                      $ 38,500          $ 89,000
      4.5% Convertible Subordinated Notes                             115,000           115,000
                                                                     --------          --------
           Total long term debt                                      $153,500          $204,000
                                                                     ========          ========

         In 1998, the Company issued $115.0 million of 4.5% Convertible Subordinated Notes ("Notes") due May 15, 2003. The Notes are convertible, at the option of the holder, at any time prior to the close of business on the stated maturity date, into the Company's common stock ("Common Stock") at a conversion price of $24.00 per share. The Notes became redeemable, in whole or in part, at the Company's option, on May 15, 2001. If the Notes are redeemed prior to May 15, 2002, the Company will be required to pay a premium of 1.8% of the principal amount or approximately $2.1 million. As of June 30, 2001, the Company has not exercised its options to redeem these Notes.

         In April 1999, the Company amended its secured four-year credit facility ("Credit Facility") to increase the existing line from $85.0 million to $120.0 million. The Credit Facility was also amended to increase the assets eligible for borrowings to be advanced against. None of the other significant terms, including pricing, were changed with the amendment. The average annual interest rate on borrowings was approximately 7.50% at June 30, 2001. The commitment fee on unused borrowings is approximately 0.2%.

         In accordance with Financial Accounting Standards No. 6, Classification of Short-Term Obligations Expected to be Refinanced, the Company's outstanding balance of $38.5 million on the revolving Credit Facility at June 30, 2001 has been classified as a long-term obligation. Although the expiration of the indebtedness was May 21, 2002, the obligation was refinanced on August 3, 2001 in connection with the Arris transaction. The expiration date of the new facility is August 3, 2004. (See Note 12 of Notes to the Consolidated Financial Statements.)

                            ARRIS INTERNATIONAL, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         As of June 30, 2001, the Company had approximately $81.5 million of available borrowings under the Credit Facility.

NOTE 8. COMPREHENSIVE (LOSS) INCOME

         Total comprehensive (loss) for the three and six-month periods ended June 30, 2001 was $(10.3) million and $(14.6) million, respectively. Total comprehensive income for the three and six-month periods ended June 30, 2000 was $11.6 million and $21.4 million, respectively. The difference in the comprehensive income (loss) as compared to the net income (loss) for all periods was immaterial.

NOTE 9. SALES INFORMATION

         As of June 30, 2001, Liberty Media Corporation, which is part of the Liberty Media Group of AT&T whose financial performance is "tracked" by a separate class of AT&T stock, effectively controlled approximately 20% of the Company's outstanding common stock on a fully diluted basis. The effective ownership includes options to acquire an additional 854,341 shares. In August, 2001, AT&T spun off Liberty Media to the holders of its tracking stock, and AT&T subsequently no longer indirectly owns an interest in the Company. A significant portion of the Company's revenue is derived from sales to AT&T (including MediaOne Group, which was acquired by AT&T during 2000) aggregating $54.6 million and $135.9 million for the quarters ended June 30, 2001 and 2000, respectively. Through the first six months of 2001, revenue generated by sales to AT&T were approximately $145.5 million, as compared to the first half of 2000 when sales to AT&T totaled $255.7 million.

         The Company operates globally and offers products and services that are sold to cable system operators and telecommunications providers. Arris International's products and services are focused in four general product categories: optical and broadband transmission, cable telephony and Internet access, outside plant and powering, and supplies and services. Consolidated revenues by principal products and services for the three and six months ended June 30, 2001 and 2000, respectively were as follows (in thousands)(unaudited):

                                                           Three Months Ended                   Six Months Ended
                                                                 June 30,                           June 30,
                                                       --------------------------          --------------------------
                                                         2001              2000              2001              2000
                                                       --------          --------          --------          --------
PRODUCT CATEGORY
      Optical & Broadband Transmission ......          $ 34,550          $ 77,864          $ 65,249          $150,976
      Cable Telephony & Internet Access .....            68,124            87,537           171,128           169,093
      Outside Plant & Powering ..............            28,787            45,727            64,823            85,509
      Supplies & Services ...................            45,724            71,888            88,773           134,009
                                                       --------          --------          --------          --------
                    Total revenue ...........          $177,185          $283,016          $389,973          $539,587
                                                       ========          ========          ========          ========

                            ARRIS INTERNATIONAL, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         The Company sells its products primarily in the United States with its international revenue being generated from Asia Pacific, Europe, Latin America and Canada. The Asia Pacific market includes Australia, China, Hong Kong, India, Indonesia, Japan, Korea, Malaysia, New Zealand, Philippines, Sampan, Singapore, Taiwan, and Thailand. The European market includes France, Ireland, Italy, Portugal, Spain and the United Kingdom. International sales for the three and six months ended June 30, 2001 and 2000 are as follows (in thousands) (unaudited):

                                                           Three Months Ended                   Six Months Ended
                                                                June 30,                            June 30,
                                                       --------------------------          --------------------------
                                                         2001              2000              2001               2000
                                                       --------          --------          --------          --------
INTERNATIONAL REGION
      Asia Pacific ..........................          $  3,892          $  3,769          $  7,532          $  8,036
      Europe ................................             8,378            10,999            10,206            18,186
      Latin America .........................             6,707             8,977            10,948            13,331
      Canada ................................               594               877             1,063             2,259
                                                       --------          --------          --------          --------
              Total international sales .....          $ 19,571          $ 24,622          $ 29,749          $ 41,812
                                                       ========          ========          ========          ========



NOTE 10.  EARNINGS PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the periods indicated (in thousands except per share data):

                                                           Three Months Ended                  Six Months Ended
                                                                June 30,                            June 30,
                                                       ---------------------------         --------------------------
                                                         2001               2000             2001               2000
                                                       --------           --------         --------           --------
Basic:
    Net (loss) income                                  $(10,269)          $ 11,594         $(14,769)          $ 21,321
                                                       ========           ========         ========           ========

    Weighted average shares outstanding                  38,290             37,867           38,271             37,779
                                                       ========           ========         ========           ========

    Basic (loss) earnings per share                    $  (0.27)          $   0.31         $  (0.39)          $   0.56
                                                       ========           ========         ========           ========
Diluted:
    Net (loss) income                                  $(10,269)          $ 11,594          $(14,769)          $ 21,321
    Add:
      4.5% convertible subordinated notes interest
         and fees, net of federal income tax effect          --                887                --              1,774
                                                       --------           --------          --------           --------
    Total                                              $(10,269)          $ 12,481          $(14,769)          $ 23,095
                                                       ========           ========          ========           ========

    Weighted average shares outstanding                  38,290             37,867            38,271             37,779
    Dilutive securities net of income tax benefit:
      Add options / warrants                                 --              2,074                --              2,052
      Add assumed conversion of
          4.5 % convertible subordinated notes               --              4,792                --              4,792
                                                       --------           --------          --------           --------
    Total                                                38,290             44,733            38,271             44,623
                                                       ========           ========          ========           ========
    Diluted earnings per share                         $  (0.27)          $   0.28          $  (0.39)          $   0.52
                                                       ========           ========          ========           ========

         The 4.5% Convertible Subordinated Notes were antidilutive for the three and six month periods ended June 30, 2001. The effects of the options and warrants were not presented for the three and six months ended June 30, 2001 as the Company incurred a net loss and inclusion of these securities would be antidilutive.

                            ARRIS INTERNATIONAL, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 11.  SUMMARY QUARTERLY CONSOLIDATED FINANCIAL INFORMATION
              (UNAUDITED)

         The following table summarizes the Company's quarterly consolidated financial information (in thousands, except share data):

                                                             Quarters Ended March 31,            Quarters Ended June 30,
                                                            ---------------------------        ---------------------------
                                                              2001              2000             2001              2000
                                                            ---------         ---------        ---------         ---------
      Net sales (7) ................................        $ 212,788         $ 256,571        $ 177,185         $ 283,016
      Gross profit (3)(5)(6) .......................           32,091            51,280           22,668            52,826
      Operating (loss) income (1)(5) ...............           (4,343)           19,320          (15,048)           17,690
      (Loss) income before income taxes (2)(4) .....           (7,702)           16,449          (17,565)           19,607
      Net (loss) income (8) ........................        $  (4,500)        $   9,727        $ (10,269)        $  11,594
                                                            =========         =========        =========         =========
      Net (loss) income per common share:
        Basic (8) ..................................        $   (0.12)        $    0.26        $   (0.27)        $    0.31
                                                            =========         =========        =========         =========
        Diluted (8) ................................        $   (0.12)        $    0.24        $   (0.27)        $    0.28
                                                            =========         =========        =========         =========

         Supplemental financial information (excluding the effects in 2001 of severance expenses, one-time warranty expense, and mark-to-market adjustment on investments and excluding the effects in 2000 of pension curtailment gain, inventory write-off related to the restructuring charge, mark-to-market adjustment on investments, and accrual of LANcity transaction expenses which was later reversed in the fourth quarter of 2000):

      Gross profit (3)(5)(6) .......................        $  32,091         $  51,280        $  28,643         $  56,326
                                                            =========         =========        =========         =========
      Operating (loss) income (1)(5) ...............        $  (4,343)        $  17,212        $  (5,317)        $  21,190
                                                            =========         =========        =========         =========
      (Loss) income before income taxes (2)(4) .....        $  (7,343)        $  14,341        $  (7,432)        $  18,457
                                                            =========         =========        =========         =========
      Net (loss) income (8) ........................        $  (4,295)        $   8,392        $  (4,347)        $  12,102
                                                            =========         =========        =========         =========
      Net (loss) income per common share:
        Diluted (8) ................................        $   (0.11)        $    0.21        $   (0.11)        $    0.29
                                                            =========         =========        =========         =========
        Weighted average diluted share (8) .........           38,252            44,513           38,290            44,733
                                                            =========         =========        =========         =========

(1) As of January 1, 2000, the Company froze the defined pension plan benefits for 569 participants. These participants elected to participate in the Company's enhanced 401(k) plan. Due to the cessation of plan accruals for such a large group of participants, a curtailment was considered to have occurred. As a result of the curtailment, as outlined under FASB Statement No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, the Company recorded a $2.1 million pre-tax gain on the curtailment during the first quarter 2000.
(2) During the second quarter of 2000, the Company accrued $1.25 million for expenses relating to the LANcity transaction. This accrual was reversed in the fourth quarter in 2000, due to a change in estimate for costs related to the transaction.
(3) In the fourth quarter of 1999, in conjunction with the consolidation of the New Jersey facility to Georgia and the Southwest, coupled with the discontinuance of certain product offerings, the Company recorded a pre-tax charge of approximately $16.0 million. During the second quarter of 2000, the Company further evaluated its powering and RF products and recorded an additional pre-tax charge of $3.5 million to cost of goods sold, bringing the total reorganization related charge to $19.5 million.
(4) During the second quarter of 2000, Arris International made a $1.0 million strategic investment in Chromatis Networks, Inc. ("Chromatis"), receiving 56,882 shares of the company's preferred stock. On June 28, 2000, Lucent Technologies announced it had completed an acquisition of Chromatis. The conversion of the Chromatis shares into Lucent shares resulted in the Company receiving 120,809 shares of Lucent's stock. Lucent's stock price on the date of the completed transaction was $57.48, valuing Arris International's investment at approximately $6.9 million, thus producing a pre-tax gain of $5.9 million. These shares of Lucent stock are considered trading securities held for resale. Because the shares of Lucent stock are considered trading securities held for resale, they are required to be carried at their fair market value with any gains or losses being included in earnings. Additionally, as a result of Lucent's spin-off of Avaya Inc. during the third quarter of 2000, the Company was issued approximately 9,060 shares of Avaya stock. These securities are also being held for resale. In calculating the fair market value of the Lucent and Avaya investments as of March 31 and June 30, 2001, the Company recognized a pre-tax write down of $0.4 million for each quarter.

                              ARRIS INTERNATIONAL,
        INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(5) During the second quarter of 2001, a workforce reduction program was implemented which significantly reduced the Company's overall employment levels. This action resulted in a pre-tax charge to cost of goods sold of approximately $1.3 million for severance and related costs incurred at the factory level. Additionally, a pre-tax charge of $3.7 million was recorded to operating expenses.
(6) During the second quarter of 2001, a one-time warranty expense relating to a specific product was recorded, resulting in a pre-tax charge of $4.7 million for the expected replacement cost of this product. The Company does not anticipate any further warranty expenses to be incurred in connection with this product.
(7) Net sales and cost of sales for the quarters ended March 31 and June 30, 2000 differ from the amounts reported as net sales and cost of sales in the respective Form 10-Q's, due to the adoption of EITF No. 00-10, Accounting for Shipping and Handling Fees and Costs, in the fourth quarter of 2000.
(8) During the year, the Company provides for income taxes using anticipated effective annual tax rates. The rates are based on expected operating results and permanent differences between book and tax income. Due to the restatement of the consolidated financial statements in 2000 to eliminate the LANcity gain (See Note 2), the Company also restated income tax expense (benefit) for each of the quarters in the year ended December 31, 2000 to reflect the Company's effective annual tax rate after restatement. Therefore, the income tax expense (benefit) amounts for the each of the quarters in the year ended December 31, 2000 were adjusted to maintain the Company's effective annual tax rate of 40.9% for that year.

NOTE 12. SUBSEQUENT EVENT

         On August 3, 2001, the Company completed the acquisition from Nortel Networks L.L.C of the portion of Arris Interactive L.L.C. that the Company did not own. As part of this transaction:

         -        A new holding company, Arris Group, Inc., was formed,
         - The Company merged with a subsidiary of Arris Group and the outstanding ANTEC common stock will be converted, on a share-for-share basis, into common stock of Arris Group,
         - Nortel and the Company contributed to Arris Interactive approximately $131.6 million in outstanding indebtedness and adjusted their ownership percentages in Arris Interactive to reflect these contributions,
         - Nortel exchanged its remaining ownership interest in Arris Interactive for 37 million shares of Arris Group, Inc. common stock (approximately 49.2% of the total shares outstanding following the transaction) and a subordinated redeemable preferred interest in Arris Interactive with a face amount of $100 million, and
         -        ANTEC changed its name to Arris International, Inc.

         The preferred interest is redeemable in approximately four quarterly installments commencing February 3, 2002, provided that certain availability and other tests are met under the Company's credit facility described below.

         In connection with this transaction, all of the Company's existing bank indebtedness was refinanced. The new facility is an asset based revolving credit facility initially permitting the borrowers (including the Company and Arris Interactive) to borrow up to $175 million (which can be increased under certain conditions by up to $25 million), based upon availability under a borrowing base calculation. In general, the borrowing base is limited to 85% of net eligible receivables (with special limitations in relation to foreign receivables) and 80% of the orderly liquidation value of eligible inventory (not to exceed $80 million). The facility contains traditional financial covenants, including fixed charge coverage, senior debt leverage, minimum net worth, and minimum inventory turns ratios, and a $10 million minimum borrowing base availability covenant. The facility is secured by substantially all of the borrowers' assets. The facility expires August 3, 2004 and requires the Company to refinance its 4.5% Subordinated Convertible Notes due 2003 prior to December 31, 2002.

         We present below summary unaudited pro forma combined financial information for the Company and Arris Interactive to give effect to the transaction. This summary unaudited pro forma combined

                            ARRIS INTERNATIONAL, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


financial information is derived from the historical financial statements of the Company and Arris Interactive. This information assumes the transaction was consummated at the beginning of the applicable period. This information is presented for illustrative purposes only and does not purport to represent what the financial position or results of operations of the Company, Arris Interactive or the combined entity would actually have been had the transaction occurred at the applicable dates, or to project the Company's, Arris Interactive's or the combined entity's results of operations for any future period or date.

                                                            Six Months Ended June 30,
                                                           --------------------------
                                                             2001             2000
                                                           --------         ---------
      Net sales ...................................        $424,306         $ 670,191
      Gross profit ................................          77,294           195,477
      Operating (loss) income * ...................         (59,963)           63,493
      (Loss) income before income taxes ...........         (65,559)           63,387
      Net (loss) income ...........................         (44,196)           37,807
                                                           ========         =========
      Net (loss) income per common share:
         Basic ....................................        $  (0.59)        $    0.51
                                                           ========         =========
         Diluted ..................................        $  (0.59)        $    0.49
                                                           ========         =========
      Weighted average common shares:
         Basic ....................................          75,271            74,779
                                                           ========         =========
         Diluted ..................................          75,271            80,056
                                                           ========         =========

      * In accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized, but reviewed annually for impairment. The provisions of Statement No. 142 state that goodwill and indefinite lived intangible assets acquired after June 30, 2001 will not be amortized. The information presented above, therefore, does not include amortization expense on the goodwill acquired.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND
2000

         Net Sales. The Company's sales for the second quarter 2001 decreased by 37.4% to $177.2 million as compared to the second quarter 2000 sales of $283.0 million, and decreased sequentially 16.7% from the previous quarter's sales of $212.8 million. For the six-month periods ended June 30, 2001 and 2000, net sales were $390.0 million and $539.6 million, respectively, a decrease of 27.7% year-over-year. The reduced volume recorded in the three and six months ended June 30, 2001 was a result of the widespread slowdown in telecommunications infrastructure spending. The abrupt slowdown in spending that began in the fourth quarter of 2000 continued, as anticipated, into the first half of 2001. Through the three and six months ended June 30, 2001, reduced volumes in all product categories reflect the financial and market conditions that impacted the telecommunications industry in general.

- Cable telephony & Internet access product revenues decreased by approximately 22.2% to $68.1 million in the second quarter 2001 as compared to $87.5 million in the same quarter last year. Cable telephony & Internet access product revenues accounted for approximately 38.4% of sales in the second quarter 2001 as compared to 30.9% for the same quarter last year. Revenues for the first six months of 2001 increased approximately 1.2% to $171.1 million as compared to $169.1 million for the same period in 2000. However, revenues in 2001 included approximately $30.0 million of sales to AT&T that were carried over from the fourth quarter in 2000.

- Optical and broadband transmission product revenues decreased by approximately 55.6% to $34.5 million in the second quarter 2001 as compared to $77.9 million in the same quarter last year. Optical and broadband transmission product revenue accounted for approximately 19.5% of sales in the second quarter 2001 as compared to 27.5% for the same quarter last year. Revenues for the first six months of 2001 decreased 56.8% to $65.2 million as compared to $151.0 million for the same period in 2000. These negative results reflect the general market's lower demand for optical and broadband transmission products. Although all product lines within this category experienced a decline in sales year-over-year for this six-month period, the areas with the most significant decreases included optronics & nodes, RF, and taps, which decreased by approximately 57%, 65%, and 66%, respectively.

- Outside plant and powering product revenues decreased by approximately 37.0% to $28.8 million in the second quarter 2001 as compared to $45.7 million in the same quarter last year. Outside plant and powering product revenue accounted for approximately 16.2% of sales in the second quarter 2001, as well as 16.2% for the same quarter last year. Revenues for the first six months decreased 24.2% to $64.8 million as compared to $85.5 million for the same period in 2000. This decline stems primarily from reduced sales of network interface devices ("NIDs"), which experienced decreased revenues of approximately 39% when comparing year-over-year results for 2001 and 2000. This decline coincides with a general softness within the NID market.

- Supplies and services revenue decreased by approximately 36.4% to $45.7 million in the second quarter 2001 as compared to $71.9 million the same quarter last year. Supplies and services revenue accounted for approximately 25.8% of sales in the second quarter 2001 as compared to 25.4% for the same quarter last year. Revenues for the first six months of 2001 decreased 33.8% to $88.8 million as compared to $134.0 million for the same period last year. Engineering services revenue for the first half of 2001 grew approximately 84% as compared to the same period last year. However, this increase was entirely offset by decreased sales in other product lines within this category, including fiber optic cable, outside plant, fiber apparatus, and installation materials and tools.

        Sales to the Company's largest customer, AT&T (including MediaOne
Group, which was acquired by AT&T during 2000), were approximately $54.6 million during the second quarter 2001, or approximately 30.8% of the total quarterly volume. This compares to second quarter 2000 when sales to AT&T were $133.8 million or 47.3% of the volume for the quarter. Giving effect to AT&T's acquisition of MediaOne Group, sales to the combined entity were $135.9 million for the second quarter 2000 or 48.0% of the quarterly volume. Year to date, sales to AT&T decreased 43.1% to $145.5 million in

2001 as compared to $255.7 million in 2000. This marks a $110.2 million year-over-year decrease in revenue from the combined AT&T entity, primarily resulting from its fourth quarter 2000 decision to defer equipment shipments until later in 2001. The Company anticipates overall sales to AT&T in 2001 will remain below the sales level achieved in 2000.

        International sales for the three months ended June 30, 2001 decreased 20.5% to $19.6 million as compared to the second quarter of last year, and decreased 28.9% for the six months ended June 30, 2001 as compared to the same period last year. International revenue of $19.6 and $29.7 million for the three and six months ended June 30, 2001 represented approximately 18.6% and 14.3% of sales, respectively, exclusive of the Cornerstone products, which, under the original joint venture agreement with Nortel, the Company was not able to sell internationally. This compares to international revenue of 12.7% and 11.4% of the Company's total revenue for the same periods during 2000, also net of the Cornerstone product sales.

        Gross Profit. Gross profit for the three and six months ended June 30, 2001 were $22.7 and $54.8 million, respectively, as compared to $52.8 million and $104.1 million for the comparable periods of 2000. Gross profit margins for the first half of 2001 slipped 5.3 percentage points to 14.0% as compared to 19.3% for the same period in 2000. During the second quarter 2001, severance costs of approximately $1.3 million were incurred in connection with the workforce reduction program incurred at the factory level. Also negatively impacting gross margins during the second quarter of 2001 was a one-time warranty expense of $4.7 million for a specific product. During the second quarter of 2000, the Company recorded an additional $3.5 million charge for product discontinuation costs, as an increase to cost of goods sold, related to the reorganization that occurred in the fourth quarter of 1999. Excluding these charges, the gross profit margin for the first six months of 2001 and 2000 would have been 15.6% and 19.9%, respectively. Within the Company's product families, gross profit results for 2001 as compared to 2000 were as follows:

         - The cable telephony and Internet access gross margin percentage increased approximately 2.0 percentage points to 16.1% for the second quarter 2001 as compared to 14.1% for the same quarter last year. Gross margin for the first six months increased approximately 1.3 percentage points to 15.9% as compared to 14.6% in the same period in 2000. The increase in margin dollars of approximately $2.4 million during the first six months of 2001 as compared to the same period in 2000, is reflective of the year-over-year revenue growth coupled with the increased margin results within this product category.

         - The optical and broadband transmission gross margin percentage decreased approximately 28.4 percentage points to (1.0)% for the second quarter 2001 as compared to 27.4% for the same quarter last year. Lower revenues for network infrastructure products during the second quarter 2001 resulted in significant unabsorbed overhead in cost of goods sold. Also negatively impacting gross margins during the second quarter of 2001 were severance costs related to the workforce reduction program incurred at the factory level. Additionally, a one-time warranty expense of $4.7 million during the second quarter of 2001 caused the gross margin within this category to decrease by approximately 13.6 percentage points. Gross margin for the first six months decreased approximately 24.4 percentage points to 3.0% as compared to 27.4% in the same period in 2000.

         - The outside plant and powering gross margin percentage decreased approximately 4.3 percentage points to 12.4% for the second quarter 2001 as compared to 16.7% for the same quarter last year. Gross margin for the first six months of 2001 decreased approximately 5.2 percentage points to 12.6% as compared to 17.8% in the same period in 2000. Overall margin performance within this category has been adversely affected by factory absorption issues and industry pricing pressures.

         - The supplies and services gross margin percentage increased approximately 2.7 percentage points to 18.6% for the second quarter 2001 as compared to 15.9% for the same quarter last year. Gross margin for the first six months increased 2.6 percentage points to 19.7% as compared to 17.1% in the same period in 2000. The increased sales of engineering services, which carry a higher gross margin, has positively impacted the overall margin performance in this category.

         Selling, General, Administrative, and Development ("SGA&D") Expenses. SGA&D expenses for the three and six-month periods ended June 30, 2001 were $36.5 million and $71.7 million, respectively, as compared to $33.9 million and $64.6 million during the comparable periods in 2000. SGA&D expenses in the second quarter 2001 included approximately $3.7 million of severance costs related to workforce reductions reflected in operating expenses. It also should be noted that the results for the first quarter 2000 included a one-time pre-tax gain of $2.1 million realized as a result of employee elections associated with a new and enhanced benefit plan and the resultant effect on the Company's defined benefit pension plan. Excluding the effects of the severance costs and the pension curtailment gain, the expenses for the first six months of 2001 and 2000 would have been $68.0 million and $66.7 million, respectively.

         Reorganization. In the fourth quarter of 1999, in conjunction with the announced consolidation of the New Jersey facility to Georgia and the Southwest, coupled with the discontinuance of certain product offerings, the Company recorded a pre-tax charge of approximately $16.0 million. Included in the charge was approximately $2.6 million related to personnel costs and approximately $3.0 million related to lease termination and other facility shutdown charges. Included in the restructuring was the elimination of certain product lines resulting in an inventory obsolescence charge totaling approximately $10.4 million, which has been reflected in the cost of sales. The personnel-related costs included termination expenses for the involuntary dismissal of 87 employees, primarily engaged in engineering, inside sales and warehouse functions performed at the New Jersey facility. The Company offered terminated employees separation amounts in accordance with the Company's severance policy and provided the employees with specific separation dates. In connection with customer demand shifting to the Company's newer product offerings, such as the new Total System Power ("TSP") and the Scaleable and Micro Node products, the Company discontinued certain older product lines that were not consistent with the Company's focus on two-way, high-speed Internet, voice and video communications equipment. This discontinuance affected the UCF and SL powering products and included the narrowing of the Company's RF and optical products.

         During the second quarter of 2000, the Company further evaluated its powering and RF products and recorded an additional pre-tax charge of $3.5 million to cost of goods sold, bringing the total reorganization related charge to $19.5 million. In addition to the charge of $19.5 million, approximately $1.0 million of relocation and fixed asset depreciation expenses were incurred during 2000 in connection with the New Jersey facility closure. As of June 30, 2001, of the $19.5 million pre-tax charge, approximately $0.2 million related to personnel costs, $1.0 million related to RF product warranties and $0.1 million related to lease termination and other facility shutdown expenses remain to be paid. The Company anticipates that the remaining personnel costs, lease termination and facility shutdown charges will be fully recognized by the end of 2001. The Company undertook all of these actions to structure itself into a more efficient organization and to further integrate the Company's speed-to-market philosophy. Arris International realigned its manufacturing operations located in New Jersey in order to accelerate the production transition from in-house design and tooling functions into the manufacturing process. With the exception of saving approximately $1.5 million in lease obligation and selling, general, administrative and development costs, Arris International has shifted the remaining costs related to the New Jersey facility to Georgia and the Southwest.

         Loss on Marketable Securities. In 2000, the Company made a $1.0 million strategic investment in Chromatis Networks, Inc., receiving shares of the company's preferred stock. On June 28, 2000, Lucent Technologies announced it had completed an acquisition of Chromatis, making it part of Lucent's Optical Networking Group. As a result of this acquisition, the Company's shares of Chromatis stock were converted into shares of Lucent stock. Additionally, as a result of Lucent's spin off of Avaya, Inc., during the third quarter of 2000, the Company was issued shares of Avaya stock.

         Because these shares of Lucent and Avaya stock are considered trading securities held for resale, they are carried at their fair market value with any unrealized gains or losses being included in earnings. In calculating the fair market value of these investments on June 30, 2001, the Company recognized a $0.4 million pre-tax write down of the investments, resulting in a year-to-date market adjustment of $0.8 million as compared to the pre-tax gain of $5.9 million recorded during the first half of 2000.

         Interest Expense. Interest expense for the quarters ended June 30, 2001 and 2000 was $2.3 million and $2.5 million, respectively. Interest expense for the first six months of 2001 was $5.1 million, which was the same expense recorded during the first six months of 2000. Interest expense for all periods reflects the cost of borrowings on the Company's revolving line of credit coupled with the full impact of the issuance of $115.0 million of 4.5% Convertible Subordinated Notes completed during 1998. As of June 30, 2001, the Company had a balance of $38.5 million outstanding under its Credit Facility in floating debt, as compared to $62.0 million outstanding at June 30, 2000 (See Note 12 of Notes to the Financial Statements). As of June 30, 2001, the average interest rate on its outstanding line of credit borrowings was 7.50% with an overall blended rate of approximately 5.25% when including the subordinated debt. As of June 30, 2000, the average interest rate on the Company's outstanding line of credit borrowings was 7.94%, with an overall blended rate of approximately 5.70% including the subordinated debt.

         Income Tax (Benefit) Expense. The income tax calculation for the quarter ended June 30, 2001 generated a benefit of approximately $(7.3) million as compared to an expense of approximately $8.0 million for the same period during 2000. During the first six months of 2001, a tax benefit of $(10.5) million was recorded as compared to an expense of approximately $14.7 million during the first half of 2000. The Company reported a pre-tax loss during the three and six months ended June 30, 2001 and subsequently recognized the related tax benefit, whereas income tax expense on pre-tax income was recorded during the comparable three and six month periods in 2000.

         Net (Loss) Income. A net loss of $(10.3) million was recorded for the second quarter of 2001, as compared to net income of $11.6 million for the second quarter of 2000. The quarterly results for 2001 included overall severance expenses of approximately $5.0 million, a pre-tax write down of $0.4 million on the Company's investment in Lucent and Avaya, and a one-time pre-tax warranty expense of $4.7 million. The quarterly results for 2000 included a pre-tax gain of $5.9 million on the Company's investment in Lucent and Avaya, and approximately $1.3 million of LANcity transaction expenses, which were later reversed in the fourth quarter of 2000. Exclusive of the above transactions, the net loss for the second quarter 2001 marked a decrease of 136% to $(4.3) million or a loss of $(0.11) per diluted share as compared to income of $12.1 million or $0.29 per diluted share in the second quarter 2000. A net loss of $(14.8) million was recorded for the six month period ended June 30, 2001 as compared to income of $21.3 million for the same period last year. In addition to the above mentioned items, the year to date loss in 2001 included an additional pre-tax write down of $0.4 million on the Company's investment in Lucent and Avaya and the year to date income in 2000 included a pre-tax curtailment gain of $2.1 million on the Company's defined benefit pension plan. Exclusive of these one-time items, the net loss for the six months ended June 30, 2001 was $(8.6) million or $(0.23) per diluted share as compared to the net income of $20.5 million or $0.50 per diluted share for the comparable period in 2000.

         Acquisition of Arris. On August 3, 2001, the Company completed the acquisition from Nortel Networks L.L.C of the portion of Arris Interactive L.L.C. that the Company did not own. As part of this transaction:

         -        A new holding company, Arris Group, Inc., was formed,
         - The Company merged with a subsidiary of Arris Group and the outstanding ANTEC common stock was converted, on a share-for-share basis, into common stock of Arris Group,
         - Nortel and the Company contributed to Arris Interactive approximately $131.6 million in outstanding indebtedness and adjusted their ownership percentages in Arris Interactive to reflect these contributions,
         - Nortel exchanged its remaining ownership interest in Arris Interactive for 37 million shares of Arris Group, Inc. common stock (approximately 49.2% of the total shares outstanding following the transaction) and a subordinated redeemable preferred interest in Arris Interactive with a face amount of $100 million, and
         -        ANTEC changed its name to Arris International, Inc.

INDUSTRY CONDITIONS

         The Company's performance is largely dependent on capital spending for constructing, rebuilding, maintaining or upgrading broadband communications systems. After a period of intense consolidation and rapid stock-price acceleration within the industry during 1999, the fourth quarter of 2000 brought a sudden tightening of credit availability throughout the telecom industry and a broad-based and severe drop in market capitalization for the sector during the period. This has caused broadband system operators to become more judicious in their capital spending, adversely affecting the Company and other equipment providers, generally.

         In response to this downturn, the Company has reacted to cut costs and reduce expense levels, including workforce reductions during the first quarter of 2001 and the more significant reductions announced and implemented in early April 2001. The action taken in April resulted in a pre-tax charge of approximately $5.0 million in the second quarter of 2001 for severance and related separation costs in connection with the workforce reduction program, which reduced overall employment levels by approximately 545 employees. The Company currently is evaluating underperforming assets to assess their long-term strategic role within the Company.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

FINANCING

         As of June 30, 2001, the Company had approximately $38.5 million outstanding under its Credit Facility and $81.5 million of available borrowings. The commitment fee on unused borrowings is approximately 0.2%. The average annual interest rate on these outstanding borrowings was approximately 7.50% at June 30, 2001 as compared to 7.94% at June 30, 2000.

         In connection with this transaction, all of the Company's existing bank indebtedness was refinanced. The new facility is an asset based revolving credit facility initially permitting the borrowers (including the Company and Arris Interactive) to borrow up to $175 million (which can be increased under certain conditions by up to $25 million), based upon availability under a borrowing base calculation. In general, the borrowing base is limited to 85% of net eligible receivables (with special limitations in relation to foreign receivables) and 80% of the orderly liquidation value of eligible inventory
(not to exceed $80 million). The facility contains traditional financial covenants, including fixed charge coverage, senior debt leverage, minimum net worth, and minimum inventory turns ratios, and a $10 million minimum borrowing base availability covenant. The facility is secured by substantially all of the borrowers' assets. The facility expires August 3, 2004 and requires the Company to refinance its 4.5% Subordinated Convertible Notes due 2003 prior to December 31, 2002.

FINANCIAL INSTRUMENTS

         In the ordinary course of business, the Company, from time to time, will enter into financing arrangements with customers. These financial instruments include letters of credit, commitments to extend credit and guarantees of debt. These agreements could include the granting of extended payment terms that result in a longer collection period for accounts receivable and slower cash inflows from operations and/or could result in the deferral of revenue.

INVESTMENTS

         In the ordinary course of business, the Company may make strategic investments in the equity securities of various companies, both public and private. The Company holds investments in the common stock of Lucent Technologies and Avaya, Inc. totaling approximately $0.8 million at June 30, 2001. These investments are considered trading securities, and accounted for approximately 6% of the Company's total investments at June 30, 2001. Changes in the market value of these securities are recognized in income and resulted in a pre-tax loss of approximately $0.4 million and $0.8 million for the three and six month periods ending June 30, 2001, respectively, as compared to the pre-tax gain of $5.9 million recorded during the three and six months ended June 30, 2000. The Company's remaining investments in marketable securities, totaling $2.6 million, are classified as available-for-sale and accounted for approximately 18% of the Company's total investments at June 30, 2001. The remaining 76% of the Company's investments at June 30, 2001 consist of securities that are not traded actively in a liquid market.

CAPITAL EXPENDITURES

         The Company's capital expenditures were $1.7 million and $4.8 million in the three months ended June 30, 2001 and 2000, respectively. Capital expenditures were $4.5 million for the six months of 2001 as compared to $9.0 million during the same period in 2000. The Company had no significant commitments for capital expenditures at June 30, 2001.

CASH FLOW

         Cash levels decreased by approximately $1.5 million during the first six months of 2001 as compared to an increase of approximately $0.7 million during the same period of the prior year. As discussed in more detail below, operating activities in 2001 provided approximately $54.7 million in positive cash flow while investing activities used approximately $6.0 million and financing activities used approximately $50.2 million in cash flow.

         Operating activities provided cash of $54.7 million during the first six months of 2001. A net loss used $14.8 million in cash flow during this period. Other non-cash items such as depreciation, amortization, deferred income taxes, provisions for doubtful accounts and losses on marketable securities accounted for positive cash flow of approximately $14.4 million during the first half of 2001, and a decrease in accounts receivable provided $22.3 million of positive cash flow. A decrease in inventory provided cash of approximately $31.5 million, and an increase in accounts payable and accrued liabilities also provided approximately $7.1 million in cash. These cash inflows were offset by an increase in other, net, which utilized approximately $5.8 million through June 30, 2001.

         Days sales outstanding ("DSO") was approximately 75 days at June 30, 2001 as compared to 66 days outstanding at the close of the second quarter 2000. Second quarter 2001 sales were adversely affected by the decline in customers' capital spending during that period, which increased the 2001 DSO above the range achieved in 2000.

         Current inventory levels decreased by $31.5 million during the six months ended June 30, 2001. This decrease in inventory is comprised of approximately $1.1 million in work in process and approximately $31.8 million in finished goods, offset by a $1.4 million increase in raw materials. Inventory turns during the second quarter 2001 were 2.4 times as compared to 4.4 times in the second quarter 2000, as a result of the decrease in sales volume when comparing the two periods.

         An increase in accounts payable and accrued liabilities provided $7.1 million in cash during the first six months of 2001. This increase in the level of payables and accrued expenses is related to the timing of the processing of vendor invoices and the payment of same.

         During the first six months of 2000, net cash provided by operating activities was $14.6 million. Net income provided $21.3 million in cash flow during this period. Other non-cash items such as depreciation, amortization, deferred income tax, provisions for doubtful accounts and losses on marketable securities account for positive cash flow of approximately $5.3 million during the first half of 2000. A decrease in inventory provided cash of $15.7 million, while an increase in accounts payable and accrued liabilities provided approximately $2.8 million in cash. These operating cash outlays in 2000 were offset by an increase of $20.0 million in accounts receivable and an increase of $10.6 million in other, net.

         Cash flows used in investing activities were $6.0 million and $12.0 million for the six months ended June 30, 2001 and 2000, respectively. These investment amounts reflect $4.5 million and $9.0 million in purchases of capital assets during the respective periods. Additionally, the Company funded approximately $1.5 million and $3.0 million in strategic investments during the six months ended June 30, 2001 and 2000, respectively.

         Cash flows used in financing activities were $50.2 million for the six months ended June 30, 2001 as compared to a cash outlay of $1.8 million for the same period in 2000. The results for both 2001 and 2000 were affected by the issuance of common stock that provided positive cash flows of approximately $0.9 million and $5.3 million, respectively. During the first six months of 2001 and 2000, the Company paid down approximately $50.5 million and $6.5 million, respectively, on its credit facility.

         Based upon current levels of operations, the Company expects that sufficient cash flow will be generated from operations so that, combined with other financing alternatives available, including bank credit facilities, the Company will be able to meet all of its current debt service, capital expenditure and working capital requirements.

FORWARD-LOOKING STATEMENTS

         Certain information and statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report, including statements using terms such as "may," "expect," "anticipate," "intend," "estimate," "believe," "plan," "continue," "could be," or similar variations or the negative thereof constitute forward-looking statements with respect to the financial condition, results of operations, and business of the Company, including statements that are based on current expectations, estimates, forecasts, and projections about the markets in which the Company operates and management's beliefs and assumptions regarding these markets. These and any other statements in this document that are not statements about historical facts are "forward-looking statements." In order to comply with the terms of the safe harbor, the Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. Important factors that could cause results or events to differ from current expectations are described in the risk factors below. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of the Company's business. In providing forward-looking statements, the Company is not undertaking any obligation to update publicly or otherwise these statements, whether as a result of new information, future events or otherwise.

RISK FACTORS

         THE COMPANY'S BUSINESS HAS MAINLY COME FROM TWO KEY CUSTOMERS. THE LOSS OF ONE OR BOTH OF THESE CUSTOMERS OR A SIGNIFICANT REDUCTION IN SERVICES TO ONE OR BOTH OF THESE CUSTOMERS WOULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS.

         The Company's two largest customers are AT&T and Cox Communications. For the six month period ended June 30, 2001, sales to AT&T (including sales to MediaOne Group, which was acquired by AT&T during 2000) accounted for approximately 37.3% of the Company's total sales, while Cox Communications accounted for approximately 14.1%. Other than Adelphia Communications Corp. and Insight Communications, which accounted for 8.7% and 5.8% of the Company's total revenues, respectively, for the first six months of 2001, no other customer provided more than 5.0% of the Company's total sales for this period. The Company is the exclusive provider of all of Cox Communication's cable telephony products currently being deployed in nine metro areas. Additionally, the Company is the sole provider of cable telephony products for AT&T within nine additional metro markets. Although the Company's relationships with AT&T and Cox Communications are expected to continue, the loss of one or both of these customers, or a significant reduction in services provided to one or both of them, would have a material adverse impact on the Company.

         Liberty Media Corporation, which has been a part of the Liberty Media Group of AT&T whose financial performance is "tracked" by a separate class of AT&T stock, effectively controlled approximately 20% of the Company's outstanding common stock on a fully diluted basis. In August of 2001, AT&T spun off Liberty Media to the holders of its tracking stock, and AT&T subsequently no longer indirectly owns an interest in the common stock.

         On November 24, 2000, AT&T Broadband, a unit of AT&T Corp., announced that it would not accept or pay for product shipments that it had previously ordered until mid-January 2001. On the trading day following the AT&T Broadband announcement, the Company's stock price fell $2.36 per share, or 21%, from its previous closing price per share as indicated by the Nasdaq National Stock Market System. The delayed shipments had a material adverse effect on the Company's revenue and earnings in the fourth quarter of 2000 and the first half of 2001. The Company anticipates overall sales to AT&T in 2001 will be reduced from the sales level achieved in 2000.

         In addition, on October 25, 2000, AT&T announced that it will voluntarily break itself up into four separate publicly traded companies that will bundle each other's services through inter-company agreements. The immediate consequences, if any, to the Company, regarding product orders from AT&T, as a result of this split-up are not yet determinable. It is possible that the AT&T break-up will have a future material adverse effect on the Company's business.

         In July of 2001, there was an unsolicited bid by Comcast to purchase the AT&T Broadband business. If a potential suitor were to succeed in acquiring AT&T Broadband, there in no guarantee that the Company will enjoy the same levels of business as has been achieved with the current AT&T Broadband entity.

         THE COMPANY'S BUSINESS IS DEPENDENT ON CUSTOMERS' CAPITAL SPENDING ON BROADBAND COMMUNICATIONS SYSTEMS, AND REDUCTIONS BY CUSTOMERS IN CAPITAL SPENDING COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS.

         The Company's performance has been largely dependent on customers' capital spending for constructing, rebuilding, maintaining or upgrading broadband communications systems. Capital spending in the telecommunications industry is cyclical. A variety of factors will affect the amount of capital spending, and therefore, the Company's sales and profits, including:

   -     general economic conditions,
   -     availability and cost of capital,
   -     other demands on and opportunities for capital,
   -     regulations,
   -     demands for network services,
   -     competition and technology, and
   -     real or perceived trends or uncertainties in these factors.

         THE MARKETS IN WHICH THE COMPANY OPERATES ARE INTENSELY COMPETITIVE, AND COMPETITIVE PRESSURES MAY ADVERSELY AFFECT THE COMPANY'S RESULTS OF OPERATIONS.

         The markets for broadband communication systems are extremely competitive and dynamic, requiring the companies that compete in these markets to react quickly and capitalize on change. This will require the Company to retain skilled and experienced personnel as well as deploy substantial resources toward meeting the ever-changing demands of the industry. The Company competes with national and international manufacturers, distributors and wholesales, including many companies larger than the Company. The Company's major competitors include:

   -     ADC Telecommunications, Inc.,
   -     C-COR.net Corporation,
   -     General Instrument Corporation, now a part of Motorola, Inc.,
   -     Harmonic Inc.,
   -     Philips, and
   -     Scientific-Atlanta, Inc.

         The rapid technological changes occurring in the broadband markets may lead to the entry of new competitors, including those with substantially greater resources than the Company. Since the markets in which the Company competes are characterized by rapid growth and, in some cases, low barriers to entry, smaller niche market companies and start-up ventures also may become principal competitors in the future. Actions by existing competitors and the entry of new competitors may have an adverse effect on the Company's sales and profitability. The broadband communications industry is further characterized by rapid technological change. In the future, technological advances could lead to the obsolescence of some of the Company's current products, which could have a material adverse effect on the Company's business.

         Further, many of the Company's larger competitors are in a better position to withstand any significant reduction in capital spending by customers in these markets. They often have broader product lines and market focus and therefore will not be as susceptible to downturns in a particular market. In addition, several of the Company's competitors have been in operation longer than the Company and therefore have more long-standing and established relationships with domestic and foreign broadband service users. The Company may not be able to compete successfully in the future, and competition may harm the Company's business.

         PRODUCTS CURRENTLY UNDER DEVELOPMENT MAY FAIL TO REALIZE ANTICIPATED BENEFITS.

         Rapidly changing technologies, evolving industry standards, frequent new product introductions and relatively short product life cycles characterize the markets for Arris Group's products. The technology applications currently under development by the Company may not be successfully developed. Even if the developmental products are successfully developed, they may not be widely used or Arris Group may not be able to successfully exploit these technology applications. To compete successfully, the Company must quickly design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance and reliability. However, the Company may not be able to successfully develop or introduce these products if its products:

-   are not cost effective;
-   are not brought to market in a timely manner; or
-   fail to achieve market acceptance.

         Furthermore, the competitors may develop similar or alternative new technology solutions and applications that, if successful, could have a material adverse effect on the Company. The Company's strategic alliances are based on business relationships that have not been the subject of written agreements expressly providing for the alliance to continue for a significant period of time. The loss of a strategic partner could have a material adverse effect on the progress of new products under development with that partner.

         CONSOLIDATIONS IN THE TELECOMMUNICATIONS INDUSTRY COULD RESULT IN DELAYS OR REDUCTIONS IN PURCHASES OF PRODUCTS, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS.

         The telecommunications industry has experienced the consolidation of many industry participants and this trend is expected to continue. The Company and one or more of its competitors may each supply products to businesses that have merged or will merge in the future. Consolidations could result in delays in purchasing decisions by merged businesses, with the Company playing a greater or lesser role in supplying the communications products to the merged entity. These purchasing decisions of the merged companies could have a material adverse effect on the Company's business.

         Mergers among the supplier base also have increased, and this trend may continue. The larger combined companies with pooled capital resources may be able to provide solution alternatives with which the Company would be put at a disadvantage to compete. The larger breadth of product offerings by these consolidated suppliers could result in customers electing to trim their supplier base for the advantages of one-stop shopping solutions for all of its product needs. These consolidated supplier companies could have a material adverse effect on the Company's business.

         THE COMPANY'S SUCCESS DEPENDS IN LARGE PART ON ITS ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL IN ALL FACETS OF ITS OPERATIONS.

         Competition for qualified personnel is intense, and the Company may not be successful in attracting and retaining key executives, marketing, engineering and sales personnel, which could impact its ability to maintain and grow its operations. The Company's future success will depend, to a significant extent, on the ability of its management to operate effectively. In the past, competitors and others have attempted to recruit the Company's employees and in the future, these attempts may continue. The loss of services of any key personnel, the inability to attract and retain qualified personnel in the future or delays in hiring required personnel, particularly engineers and other technical professionals, could negatively affect the Company's business.

         THE COMPANY'S INTERNATIONAL OPERATIONS MAY BE ADVERSELY AFFECTED BY ANY DECLINE IN THE DEMAND FOR BROADBAND SYSTEMS DESIGNS AND EQUIPMENT IN INTERNATIONAL MARKETS.

         Historically, sales of broadband communications equipment into international markets have been an important part of the Company's business, a trend that the Company expects to continue. In addition, United States broadband system designs and equipment are increasingly being deployed in international markets, where market penetration is relatively lower than in the United States. While international operations are expected to comprise an integral part of the Company's future business, there can be no assurances that international markets will continue to develop or that the Company will receive additional contracts to supply equipment in these markets. The Company's international operations may be adversely affected by changes in the foreign laws or trade in the countries in which it has manufacturing or assembly plants. A significant portion of the Company's products are manufactured or assembled in Mexico and other countries outside the United States.

         The Company's foreign operations are subject to risks inherent in conducting operations abroad, including risks with respect to:

- currency exchange rates between the United States and Mexico and other countries in which the Company has operations;
-    economic and political destabilization;
- restrictive actions and taxation by foreign governments in countries where the Company has operations;
- difficulty in converting earnings to U.S. dollars or moving funds out of the country in which they were earned;
- longer accounts receivable payment cycles and difficulties in collecting these accounts receivable in countries where the Company has operations;
-    nationalization of the Company's businesses;
-    the laws and policies of the United States affecting trade;
-    foreign investment and loans; and
-    foreign tax laws.

         THE COMPANY'S PROFITABILITY HAS BEEN, AND MAY CONTINUE TO BE, VOLATILE, WHICH COULD ADVERSELY AFFECT THE PRICE OF THE COMPANY'S STOCK.

         The Company has experienced years with significant operating losses. Although the Company has been profitable during recent years, the Company's business may not be profitable or meet the level of expectations of the investment community in the future, which could have a material adverse impact on the Company's stock price.

         THE COMPANY MAY DISPOSE OF EXISTING PRODUCT LINES OR ACQUIRE NEW PRODUCT LINES IN TRANSACTIONS THAT MAY ADVERSELY IMPACT IT AND ITS FUTURE RESULTS.

         On an ongoing basis, the Company will evaluate its various product offerings in order to determine whether any should be sold or closed and whether there are businesses that it should pursue acquiring. Currently, the Company is evaluating whether to dispose of one of its minor product lines. However, no purchase agreement has yet been agreed upon. Future acquisitions and divestitures entail various risks, including:

- The risk that the Company will not be able to find a buyer for a product line, while product line sales and employee morale will have been damaged because of general awareness that the product line is for sale;
- The risk that the purchase price obtained will not be equal to the book value of the assets for the product line that it sells; and
- The risk that acquisitions will not be integrated or otherwise perform as expected.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The following discussion of the Company's risk-management activities includes "forward-looking statements" that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

         The Company is exposed to various market risks, including interest rates and foreign currency rates. Changes in these rates may adversely affect its results of operations and financial condition. To manage the volatility relating to these typical business exposures, the Company may enter into various derivative transactions, when appropriate. The Company does not hold or issue derivative instruments for trading or other speculative purposes. Taking into account the effects of interest rate changes on the Company's revolving debt facility, a hypothetical 100 basis point adverse change in interest rates would increase interest expense by approximately $0.5 million annually. As of June 30, 2001, the Company had no material contracts denominated in foreign currencies.

         In the past, the Company has used interest rate swap agreements, with large creditworthy financial institutions, to manage its exposure to interest rate changes. These swaps would involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. At June 30, 2001 the Company did not have any outstanding interest rate swap agreements.

         The Company is exposed to foreign currency exchange rate risk as a result of sales of its products in various foreign countries and manufacturing operations conducted in Juarez, Mexico. In order to minimize the risks associated with foreign currency fluctuations, most sales contracts are issued in U.S. dollars. The Company has previously used foreign currency contracts to hedge the risks associated from foreign currency fluctuations for significant sales contracts, however, no significant contracts were in place at June 30, 2001. The Company constantly monitors the exchange rate between the U.S. dollar and Mexican peso to determine if any adverse exposure exists relative to its costs of manufacturing. The Company does not maintain Mexican peso denominated currency. Instead, U.S. dollars are exchanged for pesos at the time of payment.

                                     PART II

                                OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         None

(b)      Reports on Form 8-K

         On April 13, 2001 the Company filed a report on Form 8-K relating to
         Item 5, Other Events, to describe the Company's amended agreement with Nortel Networks pursuant to which the Company will acquire Nortel's ownership interest in Arris Interactive L.L.C., the joint venture between the two companies.

         On August 13, 2001, Arris Group, Inc. filed a report on Form 8-K relating to Item 2, Acquisition or Disposition of Assets, in connection with the Arris Interactive transaction.

                                   SIGNATURES

         Pursuant to the requirements the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ARRIS GROUP, INC.



                                      /s/ LAWRENCE A. MARGOLIS
                                      ----------------------------------
                                      Lawrence A. Margolis
                                      Executive Vice President
                                      (Principal Financial Officer, duly
                                      authorized to sign on behalf of
                                      the registrant)

Dated: August 14, 2001