Form 10-Q
period 2001-09-30
ARRIS GROUP INC
filed 2001-11-14
CIK 1141107

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

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

         As of October 31, 2001, 75,150,498 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

--------------------------------------------------------------------------------

                                ARRIS GROUP, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                      INDEX

                                                                                                 Page
Part I.  Financial Information

   Item 1.    Financial Statements

              a)  Consolidated Balance Sheets as of
                   September 30, 2001 (unaudited) and December 31, 2000                           3

              b)  Consolidated Statements of Operations for the Three and
                   Nine Months Ended September 30, 2001 and 2000 (unaudited)                      4

              c)  Consolidated Statements of Cash Flows for the Nine Months
                   Ended September 30, 2001 and 2000 (unaudited)                                  5 - 6

              d)  Notes to the Consolidated Financial Statements (unaudited)                      7 - 18

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                19 - 28

   Item 3.    Quantitative and Qualitative Disclosures on Market Risk                            29

Part II. Other Information

   Item 4.    Submission of Matters to a Vote of Security Holders                                30

   Item 6.    Exhibits and Reports on Form 8-K                                                   31

Signatures                                                                                       32

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                ARRIS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                                       SEPTEMBER 30,   DECEMBER 31,
                                                                                                           2001             2000
                                                                                                       -------------   ------------
                                                       ASSETS                                          (UNAUDITED)
Current assets:
  Cash and cash equivalents                                                                             $    4,995     $    8,788
  Accounts receivable (net of allowance for doubtful accounts of $8,951 in 2001 and $6,686 in 2000)        115,995        138,537
  Accounts receivable from AT&T                                                                             25,974         21,662
  Inventories                                                                                              248,123        263,683
  Income taxes recoverable                                                                                      --         17,895
  Deferred income taxes                                                                                      5,066         18,928
  Investments held for resale                                                                                  713          1,561
  Other current assets                                                                                      22,098         19,098
                                                                                                        ----------     ----------
     Total current assets                                                                                  422,964        490,152

Property, plant and equipment (net of accumulated depreciation of $56,850 in 2001 and $55,443
  in 2000)                                                                                                  55,926         53,353
Goodwill (net of accumulated amortization of $57,966 in 2001 and $51,559 in 2000)                          298,490        144,919
Investments                                                                                                 12,309         12,085
Deferred income taxes                                                                                           --          6,773
Other assets                                                                                                10,962         24,213
                                                                                                        ----------     ----------
                                                                                                        $  800,651     $  731,495
                                                                                                        ==========     ==========
                                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                                      $   51,748     $  138,774
  Accrued compensation, benefits and related taxes                                                          34,188         17,350
  Other accrued liabilities                                                                                 58,557         28,107
                                                                                                        ----------     ----------
     Total current liabilities                                                                             144,493        184,231

Long-term debt                                                                                             142,263        204,000
Deferred income taxes                                                                                           --          1,362
                                                                                                        ----------     ----------
     Total liabilities                                                                                     286,756        389,593

Membership interest - Nortel                                                                               100,000             --
                                                                                                        ----------     ----------
     Total liabilities and membership interest                                                             386,756        389,593

Stockholders' equity:
  Preferred stock, par value $1.00 per share, 5 million shares authorized, none issued
     and outstanding                                                                                            --             --
  Common stock, par value $0.01 per share, 150 million shares authorized; 75.1 million and
     38.1 million shares issued and outstanding in 2001 and 2000, respectively                                 754            383
  Capital in excess of par value                                                                           493,381        266,216
  (Accumulated deficit) retained earnings                                                                  (76,602)        77,569
  Unrealized holding loss on marketable securities                                                          (2,685)        (1,668)
  Unearned compensation                                                                                       (745)          (678)
  Cumulative translation adjustments                                                                          (208)            80
                                                                                                        ----------     ----------
     Total stockholders' equity                                                                            413,895        341,902
                                                                                                        ----------     ----------
                                                                                                        $  800,651     $  731,495
                                                                                                        ==========     ==========

         See accompanying notes to the consolidated financial statements

                                ARRIS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (in thousands, except per share data)


                                                          Three Months Ended               Nine Months Ended
                                                             September 30,                   September 30,
                                                      -----------     -----------     -----------     -----------
                                                          2001           2000            2001             2000
                                                      -----------     -----------     -----------     -----------
Net sales                                             $   174,159     $   281,413     $   564,132     $   821,000
Cost of sales                                             160,289         229,096         495,504         664,577
                                                      -----------     -----------     -----------     -----------
       Gross profit                                        13,870          52,317          68,628         156,423
Operating expenses:
      Selling, general and administrative
           and development                                 44,376          34,772         116,068          99,410
      Restructuring and impairment charges                 32,541              --          32,541              --
      Write-off of in-process R&D                          18,800              --          18,800              --
      Amortization of goodwill                              3,949           1,230           6,408           3,688
                                                      -----------     -----------     -----------     -----------
                                                           99,666          36,002         173,817         103,098
                                                      -----------     -----------     -----------     -----------
Operating (loss) income                                   (85,796)         16,315        (105,189)         53,325

Interest expense                                            2,431           2,821           7,490           7,960
Membership interest expense                                 1,609              --           1,609              --
Other expense, net                                          2,571             170           9,562           1,885
Loss (gain) on marketable securities                           88           3,414             849          (2,486)
                                                      -----------     -----------     -----------     -----------
(Loss) income before income taxes                         (92,495)          9,910        (124,699)         45,966
Income tax expense                                         38,117           4,050          27,619          18,785
                                                      -----------     -----------     -----------     -----------
      Net (loss) income before extraordinary loss        (130,612)          5,860        (152,318)         27,181
Extraordinary loss                                          1,853              --           1,853              --
                                                      -----------     -----------     -----------     -----------
       Net (loss) income                              $  (132,465)    $     5,860     $  (154,171)    $    27,181
                                                      ===========     ===========     ===========     ===========

Net (loss) income per common share:
    Basic: (Loss) income before extraordinary loss    $     (2.10)    $      0.15     $     (3.29)    $      0.72
           Extraordinary loss                               (0.03)             --           (0.04)             --
                                                      -----------     -----------     -----------     -----------
           Net (loss) income                          $     (2.13)    $      0.15     $     (3.33)    $      0.72
                                                      ===========     ===========     ===========     ===========

    Diluted: (Loss) income before extraordinary loss  $     (2.10)    $      0.15     $     (3.29)    $      0.67
           Extraordinary loss                               (0.03)             --           (0.04)             --
                                                      -----------     -----------     -----------     -----------
           Net (loss) income                          $     (2.13)    $      0.15     $     (3.33)    $      0.67
                                                      ===========     ===========     ===========     ===========
Weighted average common shares:
           Basic                                           62,110          38,100          46,305          37,886
                                                      ===========     ===========     ===========     ===========
           Diluted                                         62,110          39,849          46,305          44,629
                                                      ===========     ===========     ===========     ===========

        See accompanying notes to the consolidated financial statements.

                                ARRIS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                                                   Nine Months Ended
                                                                                                     September 30,
                                                                                              -----------   -----------
                                                                                                  2001          2000
                                                                                              -----------   -----------
Operating activities:
     Net (loss) income                                                                        $  (154,171)  $    27,181
     Adjustments to reconcile net (loss) income to net cash
      provided by (used in) operating activities:
        Depreciation                                                                               12,743        10,052
        Amortization of goodwill and intangibles                                                    6,408         3,688
        Amortization of deferred finance fees                                                       1,085           861
        Amortization of unearned compensation                                                         907           707
        Provision for doubtful accounts                                                             4,096           980
        Deferred income taxes                                                                      19,294          (874)
        Loss (gain) on marketable securities                                                          849        (2,486)
        Loss from equity investment                                                                 8,607            --
        Write-off of acquired in-process R & D                                                     18,800            --
        Impairment of goodwill                                                                      5,877            --
        Impairment of fixed assets                                                                 14,722            --
        Write-down of inventories                                                                  31,970         3,500
        Gain on sale of building                                                                     (448)           --
        Changes in operating assets and liabilities, net of effects of acquisition
          Decrease (increase) in accounts receivable                                               16,076       (51,580)
          Decrease in inventories                                                                  74,964         5,511
          Decrease in income taxes recoverable                                                     17,895         5,373
          (Decrease) increase in accounts payable and accrued liabilities                          (3,201)       19,937
          Decrease (increase) in other, net                                                         2,778       (13,430)
                                                                                              -----------   -----------
                  Net cash provided by operating activities                                        79,251         9,420

Investing activities:
     Purchases of property, plant and equipment                                                    (7,441)      (12,867)
     Cash proceeds from sale of building                                                            1,061            --
     Cash paid for acquisition, net of cash acquired                                               (7,693)           --
     Other investments                                                                             (1,500)       (4,570)
                                                                                              -----------   -----------
                  Net cash used in investing activities                                           (15,573)      (17,437)

Financing activities:
     Borrowings under credit facilities                                                           193,767       267,000
     Reductions in borrowings under credit facilities                                            (255,504)     (249,500)
     Deferred financing costs paid                                                                 (6,627)           (7)
     Proceeds from issuance of common stock                                                           893         7,101
                                                                                              -----------   -----------
                  Net cash (used in) provided by financing activities                             (67,471)       24,594
                                                                                              -----------   -----------
Net (decrease) increase in cash and cash equivalents                                               (3,793)       16,577
Cash and cash equivalents at beginning of period                                                    8,788         2,971
                                                                                              -----------   -----------
Cash and cash equivalents at end of period                                                    $     4,995   $    19,548
                                                                                              ===========   ===========

        See accompanying notes to the consolidated financial statements.

                                ARRIS GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)
                                 (in thousands)

                                                                                                   Nine Months Ended
                                                                                                     September 30,
                                                                                              -----------   -----------
                                                                                                  2001          2000
                                                                                              -----------   -----------
Noncash investing and financing activities:
     Net tangible assets acquired, excluding cash                                             $    58,055   $        --
     Intangible assets acquired, including goodwill                                               193,263            --
     Noncash purchase price, including 37,000,000 shares of common stock                         (243,625)           --
                                                                                              -----------   -----------
     Cash paid for acquisition, net of cash acquired                                          $     7,693   $        --
                                                                                              ===========   ===========

Supplemental cash flow information:
     Interest paid during the period                                                          $     2,936   $     3,531
                                                                                              ===========   ===========
     Income taxes paid during the period                                                      $       270   $    15,194
                                                                                              ===========   ===========

        See accompanying notes to the consolidated financial statements.

                                ARRIS GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

         ARRIS Group, Inc., formerly known as ANTEC Corporation (together with its consolidated subsidiaries, except as the context otherwise indicates, "ARRIS" or the "Company") is an international communications technology company, headquartered in Duluth, Georgia. The Company specializes in the design and engineering of hybrid fiber-coax ("HFC") architectures and the development and distribution of products for broadband networks. The Company provides its customers with products and services that enable reliable, high-speed, two-way broadband transmission of video, telephony, and data.

         ARRIS operates in one business segment, Communications, providing a range of customers with network and system products and services, primarily HFC networks and systems for the communications industry. This segment accounts for 100% of consolidated sales, operating profit and identifiable assets of the Company. ARRIS provides a broad range of products and services to cable system operators and telecommunications providers. The Company is a leading developer, manufacturer and supplier of telephony, optical transmission, construction, rebuild and maintenance equipment for the broadband communications industry. The Company supplies most of the products required in a broadband communication system including headend, distribution, drop and in-home subscriber products.

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

NOTE 2.  LANCITY TRANSACTION AND RESTATEMENT

         During the first quarter of 1999, the Company and Nortel Networks ("Nortel") completed the combination of the Broadband Technology Division of Nortel Networks, referred to as LANcity, with Arris Interactive, L.L.C. ("Arris Interactive"), a joint venture between the Company and Nortel. This combination was effected by the contribution of the LANcity assets and business into Arris Interactive. The Company's interest in the joint venture was reduced from 25.0% to 18.75% with potential dilution to 12.50%, while Nortel's interest was increased from 75.0% to 81.25% with the potential to increase to 87.5%.

         In connection with the transaction, as previously disclosed in the first quarter of 1999, the Company recorded a one-time, pre-tax, non-cash gain of $60.0 million, net of $2.5 million of transaction related expenses, based upon an independent valuation of LANcity. The transaction was accounted for, in effect, as if it were a gain on the sale of a 12.50% interest in Arris Interactive by the Company to Nortel in exchange for a 12.50% interest in LANcity. The Company elected to recognize gains or losses on the sale of previously unissued stock of a subsidiary or investee based on the difference between the carrying amount of the equity interest in the investee immediately before and after the transaction and deferred income taxes were provided on such gain.

         The Company's interest in Arris Interactive was subject to further dilution based upon its performance over the eighteen-month period ended June 30, 2000. At the expiration of the eighteen-month period, no further dilution of the Company's share of the joint venture occurred, and, based upon the initial independent valuation, the Company previously recorded an additional one-time, pre-tax, non-cash gain of $31.25 million to reflect the Company's final ownership percentage in the joint venture of 18.75%.

         The Company has restated its consolidated financial statements for the years ended December 31, 2000 and 1999 by eliminating the gain of $31.25 million and $62.5 million, respectively, recorded on the LANcity transaction in the second quarter of the year ended December 31, 2000 and the first quarter of the

                                ARRIS GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

year ended December 31, 1999. See the Company's restated consolidated financial statements in its amended Form 10-K/A. The gains previously recorded for the years ended December 31, 2000 and 1999 were based on the fair value of the LANcity assets contributed to Arris Interactive by Nortel. Upon further review, in connection with the acquisition of Nortel's interest in Arris Interactive, the Company determined that Arris Interactive accounted for the contribution of LANcity into Arris Interactive at historical cost in a manner similar to a pooling of interests since LANcity and Arris Interactive were under the common control of Nortel. Accordingly, the Company revised its accounting for the LANcity transaction to be consistent with the accounting by Arris Interactive. As Arris Interactive continued to have a deficit in members' equity subsequent to the LANcity transaction and the Company's accounting for the transaction is predicated on the accounting by Arris Interactive, the Company has eliminated its one-time, pre-tax, non-cash gains on the LANcity transaction. The effects of the restatement on the Company's financial statements as of December 31, 2000 and for the three and nine months ended September 30, 2000 are as follows (in thousands except for per share amounts):

                                                                            Three Months Ended            Nine Months Ended
                                            December 31, 2000               September 30, 2000            September 30, 2000
                                      ----------------------------     ---------------------------    ---------------------------
                                      As Reported      As Restated     As Reported     As Restated    As Reported     As Restated
                                      -----------      -----------     -----------     -----------    -----------     -----------
Investments                           $  105,835        $   12,085              *              *               *               *
Non-current deferred
  income tax assets                        5,292             6,773              *              *               *               *
Total assets                             823,764           731,495              *              *               *               *
Non-current deferred
  income tax liabilities                  36,912             1,362              *              *               *               *
Total liabilities                        425,143           389,593              *              *               *               *
Retained earnings                        134,288            77,569              *              *               *               *
Income tax expense                             *                 *          3,741          4,050          31,410          18,785
Net income                                     *                 *          6,169          5,860          45,807          27,181
Net income per common
  share:
     Basic                                     *                 *        $  0.16        $  0.15        $   1.21        $   0.72
     Diluted                                   *                 *        $  0.15        $  0.15        $   1.09        $   0.67

* These items are not reported in this Form 10-Q and, therefore, are not included in this table.

NOTE 3.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board issued FASB Statement No. 141, Business Combinations, and FASB Statement No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of Statement No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. The new accounting rules have been adopted for the goodwill and intangible assets acquired with the Arris Interactive, L.L.C. transaction, as the acquisition occurred on August 3, 2001 (See Note 12 of Notes to the Consolidated Financial Statements). The Company will apply the new accounting rules to goodwill and intangible assets acquired prior to July 1, 2001 at the beginning of fiscal year 2002. The Company is in the process of reviewing the effects that the adoption of FASB Statement No. 142 will have on the Company's results of operations and financial position.

         In 2000, the Emerging Issues Task Force reached a consensus on EITF No. 00-10, Accounting for Shipping and Handling Fees and Costs ("EITF 00-10") that states all amounts billed to a customer in a sale transaction related to shipping and handling represent revenues earned for the goods provided and should

                                ARRIS GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

be classified as revenue. Historically, the Company had not included amounts billed to customers for shipping and handling as revenues. These amounts were not previously recorded as revenue and the related costs as cost of sales because they were netted as pass-through expenses, reimbursed in total by the Company's customers. For the three and nine months ended September 30, 2001, shipping and handling costs, in aggregate, were approximately $1.6 million and $5.6 million, respectively, as compared to $6.9 million and $20.0 million for the same periods in 2000. All shipping and handling costs have been appropriately reflected in net sales and cost of sales.

         In June 1998, the Financial Accounting Standards Board issued FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. FASB Statement No. 133 was originally effective for fiscal years beginning June 15, 1999. However, on May 19, 1999, the FASB voted to delay the effective date for one year, to fiscal years beginning after June 15, 2000 by issuing FASB Statement No. 137. The Statement requires the Company to disclose certain information regarding derivative financial instruments. The Company adopted FASB Statement No. 133 as of December 31, 2000 and, other than additional disclosure requirements, the effects were immaterial to the Company's financial statements.

NOTE 4.  RESTRUCTURING AND OTHER CHARGES

         In the third quarter of 2001, the Company announced a restructuring plan to outsource the functions of most of its manufacturing facilities. This decision to reorganize was due in part to the ongoing weakness in industry spending patterns. The plan entails the implementation of an expanded manufacturing outsourcing strategy and the related closure of the four factories located in El Paso, Texas and Juarez, Mexico. The closure of the factories is anticipated to be complete during the first half of 2002. As a result, the Company recorded restructuring and impairment charges of $66.2 million. Included in these charges was approximately $32.0 million related to the write-down of inventories and approximately $1.7 million related to the write-off of remaining warranty and purchase order commitments, which have been reflected in cost of sales. Also included in the restructuring and impairment charge was approximately $5.7 million related to severance and associated personnel costs, $5.9 million related to the impairment of goodwill, $14.8 million related to the impairment of fixed assets, and approximately $6.1 million related to lease termination and other shutdown expenses of factories and office space. The personnel-related costs included termination expenses for the involuntary dismissal of 807 employees, primarily engaged in production and assembly functions performed at the facilities. ARRIS offered terminated employees separation amounts in accordance with the Company's severance policy and provided the employees with specific separation dates. The severance and associated personnel costs will be paid upon closure of the factories. As of September 30, 2001, approximately $11.1 million of expenses relating to the restructuring and impairment charges remained to be paid.

         In accordance with FASB Statement No. 109, Accounting for Income Taxes, a valuation reserve of $38.1 million against deferred tax assets was recorded. As a result of the restructuring and impairment charges described above, the Company was placed in a cumulative loss position for recent years, which provides significant negative evidence to recognize deferred tax assets.

NOTE 5.  INVENTORIES

         Inventories are stated at the lower of average, approximating first-in, first-out, cost or market. The components of inventory are as follows (in thousands):

                                        September 30,              December 31,
                                            2001                       2000
                                        -------------              ------------
                                         (Unaudited)
Raw material                             $   56,254                 $   62,458
Work in process                              10,021                      9,119
Finished goods                              181,848                    192,106
                                         ----------                 ----------
     Total inventories                   $  248,123                 $  263,683
                                         ==========                 ==========

                                ARRIS GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6.  PROPERTY, PLANT AND EQUIPMENT, NET

         Property, plant and equipment, at cost, consists of the following (in thousands):

                                                        September 30,     December 31,
                                                           2001               2000
                                                        -------------     ------------
                                                        (Unaudited)
Land                                                    $     2,164       $     2,549
Building and leasehold improvements                          12,885            15,394
Machinery and equipment                                      97,727            90,853
                                                        -----------       -----------
                                                            112,776           108,796
Less: Accumulated depreciation                              (56,850)          (55,443)
                                                        -----------       -----------

     Total property, plant and equipment, net           $    55,926       $    53,353
                                                        ===========       ===========

NOTE 7.  LONG TERM DEBT

         Long-term debt consists of the following (in thousands):

                                                       September 30,       December 31,
                                                           2001                2000
                                                       -------------       ------------
                                                        (Unaudited)
Revolving Credit Facility                               $   27,263          $   89,000
4.5% Convertible Subordinated Notes                        115,000             115,000
                                                        ----------          ----------
     Total long term debt                               $  142,263          $  204,000
                                                        ==========          ==========

         In 1998, the Company issued $115.0 million of 4.5% Convertible Subordinated Notes ("Notes") due May 15, 2003. The Notes are convertible, at the option of the holder, at any time prior to maturity, into the Company's common stock ("Common Stock") at a conversion price of $24.00 per share. The Notes became redeemable, in whole or in part, at the Company's option, on May 15, 2001. If the Notes are redeemed prior to May 15, 2002, the Company will be required to pay a premium of 1.8% of the principal amount or approximately $2.1 million. As of September 30, 2001, the Company had not exercised its option to redeem these Notes.

         The Company's bank indebtedness was refinanced on August 3, 2001, in connection with the Arris Interactive L.L.C. acquisition. (See Note 12 of Notes to the Consolidated Financial Statements.) The new facility is an asset-based revolving credit facility, which initially permitted the borrowers (including the Company and Arris Interactive) to borrow up to $175 million (which can be increased under certain conditions by up to $25 million), based upon availability under a borrowing base calculation. In general, the borrowing base is limited to 85% of net eligible receivables (with special limitations in relation to foreign receivables) and 80% of the orderly liquidation value of eligible inventory (not to exceed $80 million). The facility contains traditional financial covenants, including fixed charge coverage, senior debt leverage, minimum net worth, and minimum inventory turns ratios, and a $10 million minimum borrowing base availability covenant. The facility is secured by substantially all of the borrowers' assets. The facility expires August 3, 2004 and requires the Company to refinance its 4.5% Subordinated Convertible Notes due 2003, prior to December 31, 2002.

          As of September 30, 2001, the Company had approximately $99.6 million of available borrowings under the Credit Facility.

NOTE 8.  COMPREHENSIVE (LOSS) INCOME

         Total comprehensive (loss) for the three and nine-month periods ended September 30, 2001 was $(131.2) million and $(152.8) million, respectively. Total comprehensive income for the three and nine-

                                ARRIS GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

month periods ended September 30, 2000 was $5.9 million and $27.3 million, respectively. The difference in the comprehensive income (loss) as compared to the net income (loss) for all periods was immaterial.

NOTE 9.  SALES INFORMATION

         A significant portion of the Company's revenue is derived from sales to AT&T (including MediaOne Group, which was acquired by AT&T during 2000), aggregating $42.5 million and $125.8 million for the quarters ended September 30, 2001 and 2000, respectively. Through the first nine months of 2001, revenue generated by sales to AT&T were approximately $188.0 million, as compared to the same period in 2000 when sales to AT&T totaled $381.5 million. Liberty Media Corporation owns approximately 10% of the Company's outstanding common stock on a fully diluted basis. The ownership includes options to acquire an additional 854,341 shares. Until August 2001, AT&T controlled Liberty Media Corporation.

         The Company operates globally and offers products and services that are sold to cable system operators and telecommunications providers. ARRIS Group's products and services are summarized in three new product categories instead of the previous four categories: broadband (previously cable telephony and Internet access); transmission, optical, and outside plant; and supplies and services. All prior period revenues have been restated to conform to the new product categories. Consolidated revenues by principal products and services for the three and nine months ended September 30, 2001 and 2000, respectively were as follows (in thousands)(unaudited):

                                                             Three Months Ended              Nine Months Ended
                                                               September 30,                   September 30,
                                                        --------------------------      --------------------------
                                                           2001           2000             2001            2000
                                                        ----------      ----------      ----------      ----------
PRODUCT CATEGORY
      Broadband                                         $   87,562      $   89,025      $  258,690      $  258,118
      Transmission, Optical, and Outside Plant              52,804         119,515         182,876         356,000
      Supplies and Services                                 33,793          72,873         122,566         206,882
                                                        ----------      ----------      ----------      ----------
          Total Revenue                                 $  174,159      $  281,413      $  564,132      $  821,000
                                                        ==========      ==========      ==========      ==========

         The Company sells its products primarily in the United States with its international revenue being generated from Asia Pacific, Europe, Latin America and Canada. The Asia Pacific market includes Australia, China, Hong Kong, India, Indonesia, Japan, Korea, Malaysia, New Zealand, Philippines, Sampan, Singapore, Taiwan, and Thailand. The European market includes France, Ireland, Italy, Netherlands, Portugal, Spain and the United Kingdom. International sales for the three and nine months ended September 30, 2001 and 2000 are as follows (in thousands) (unaudited):

                                                            Three Months Ended                  Nine Months Ended
                                                               September 30,                      September 30,
                                                          ---------         ---------       ---------        ---------
                                                            2001 *            2000           2001 *            2000
                                                          ---------         ---------       ---------        ---------
INTERNATIONAL REGION
      Asia Pacific                                        $   8,306         $   3,735       $  15,832        $  11,771
      Europe                                                 16,680             8,477          26,886           26,663
      Latin America                                           4,534            11,924          15,488           25,255
      Canada                                                  1,852             1,191           2,915            3,450
                                                          ---------         ---------       ---------        ---------
              Total International Sales                   $  31,372         $  25,327       $  61,121        $  67,139
                                                          =========         =========           =========    =========

*The periods in 2001 included approximately two months of Arris Interactive, L.L.C. revenue. Under the previous joint venture agreement with Nortel, the Company was not able to sell the Arris Interactive, L.L.C products internationally. This agreement terminated upon the Company's acquisition of Nortel's share of Arris Interactive, L.L.C. on August 3, 2001.

                                ARRIS GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 10.  EARNINGS PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the periods indicated (in thousands except per share data):

                                                                    Three Months Ended          Nine Months Ended
                                                                       September 30,              September 30,
                                                                -------------------------    -------------------------
                                                                   2001           2000          2001           2000
                                                                -----------     ---------    -----------     ---------
Basic:
     Net (loss) income before extraordinary loss                $  (130,612)    $   5,860    $  (152,318)    $  27,181
     Extraordinary loss                                               1,853            --          1,853            --
                                                                -----------     ---------    -----------     ---------
     Net (loss) income                                          $  (132,465)    $   5,860    $  (154,171)    $  27,181
                                                                ===========     =========    ===========     =========

     Weighted average shares outstanding                             62,110        38,100         46,305        37,886
                                                                ===========     =========    ===========     =========
     Basic (loss) earnings per share                            $     (2.13)    $    0.15    $     (3.33)    $    0.72
                                                                ===========     =========    ===========     =========

Diluted:
     Net (loss) income before extraordinary loss                $  (130,612)    $   5,860    $  (152,318)    $  27,181
     Extraordinary loss                                               1,853            --          1,853            --
                                                                -----------     ---------    -----------     ---------
     Net (loss) income                                             (132,465)        5,860       (154,171)       27,181
     Add:
     4.5% convertible subordinated notes interest
        and fees, net of federal income tax effect                       --            --             --         2,661
                                                                -----------     ---------    -----------     ---------
     Total                                                      $  (132,465)    $   5,860    $  (154,171)    $  29,842
                                                                ===========     =========    ===========     =========

     Weighted average shares outstanding                             62,110        38,100         46,305        37,886
     Dilutive securities net of income tax benefit:
     Add options / warrants                                              --         1,749             --         1,951
     Add assumed conversion of
      4.5 % convertible subordinated notes                               --            --             --         4,792
                                                                -----------     ---------    -----------     ---------
     Total                                                           62,110        39,849         46,305        44,629
                                                                ===========     =========    ===========     =========

     Diluted earnings per share                                 $     (2.13)    $    0.15    $     (3.33)    $    0.67
                                                                ===========     =========    ===========     =========

         The 4.5% Convertible Subordinated Notes were antidilutive for the three and nine month periods ended September 30, 2001, and for the three month period ended September 30, 2000. The effects of the options and warrants were not presented for the three and nine months ended September 30, 2001 as the Company incurred a net loss and inclusion of these securities would be antidilutive.

                                ARRIS GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 11. SUMMARY QUARTERLY CONSOLIDATED FINANCIAL INFORMATION

         The following table summarizes the Company's quarterly consolidated financial information (in thousands, except share data):

                                                                Quarters ending in 2001
                                                    -----------------------------------------------
                                                     March 31           June 30        September 30
                                                     (restated)       (restated)
                                                    -----------       -----------      ------------
      Net sales ..............................      $   212,788       $   177,185       $   174,159
      Gross profit (5)(6)(9) .................           32,090            22,668            13,870
      Operating (loss) (5)(9)(10) ............           (4,345)          (15,048)          (85,796)
      (Loss) before income taxes and
         extraordinary loss (4)(13) ..........          (10,420)          (21,784)          (92,495)
      Net (loss) (11)(12) ....................      $    (7,218)      $   (14,488)      $  (132,465)
      Net (loss) per common share:
        Basic ................................      $     (0.19)      $     (0.38)      $     (2.13)
        Diluted ..............................      $     (0.19)      $     (0.38)      $     (2.13)

                                                                Quarters ending in 2000
                                                      ------------------------------------------------
                                                       March 31           June 30         September 30
                                                      ----------        ----------        ------------

      Net sales (7) ..........................        $  256,571        $  283,016         $  281,413
      Gross profit (3)(5) ....................            51,280            52,826             52,317
      Operating income (1) ...................            19,320            17,690             16,315
      Income before income taxes and
         extraordinary loss (2)(4) ...........            16,449            19,607              9,910
      Net income (8)(11)(12) .................        $    9,727        $   11,594         $    5,860
      Net income per common share:
        Basic ................................        $     0.26        $     0.31         $     0.15
        Diluted ..............................        $     0.24        $     0.28         $     0.15

SUPPLEMENTAL FINANCIAL INFORMATION (excluding the effects of non-recurring items in 2001 - closure of certain manufacturing facilities and offices, write-down of Powering product line assets, inventory write-offs, acquired in-process R&D write-off, deferred finance fees write-off, mark-to-market adjustments on investments, warranty expense, severance expenses, and valuation reserves for deferred taxes; and excluding the effects of non-recurring items in 2000 - pension curtailment gain, additional inventory write-off related to the restructuring charge, mark-to-market adjustments on investments, and accrual of LANcity transaction expense which was later reversed in the fourth quarter of
2000):

                                                             Quarters ending in 2001
                                                    --------------------------------------------
                                                     March 31         June 30       September 30
                                                    (restated)      (restated)
                                                    ----------      ----------      ------------
      Gross profit (5)(6)(9) .................      $   32,090      $   28,643      $   47,538
      Operating (loss) (5)(9)(10) ............          (4,345)         (5,317)           (787)
      (Loss) before income taxes
         and extraordinary loss (4)(13) ......         (10,061)        (11,651)         (7,398)
      Net (loss) (11)(12) ....................      $   (7,013)     $   (8,566)     $   (7,398)
      Net (loss) income per common share:
        Diluted ..............................      $    (0.18)     $    (0.22)     $    (0.12)
        Weighted average diluted share .......          38,252          38,290          62,110

                                                                 Quarters ending in 2000
                                                       -----------------------------------------
                                                        March 31       June 30      September 30
                                                       ---------      ---------     ------------
      Gross profit (3)(5) ....................         $  51,280      $  56,326      $  52,317
      Operating income (1) ...................            17,212         21,190         16,315
      Income before income taxes
         and extraordinary loss (2)(4) .......            14,341         18,457         13,324
      Net income (8)(11)(12) .................         $   8,392      $  12,102      $   7,806
      Net income per common share:
        Diluted ..............................         $    0.21      $    0.29      $    0.19
        Weighted average diluted share .......            44,513         44,733         39,849

                                ARRIS GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) As of January 1, 2000, the Company froze the defined pension plan benefits for 569 participants. These participants elected to participate in the Company's enhanced 401(k) plan. Due to the cessation of plan accruals for such a large group of participants, a curtailment was considered to have occurred. As a result of the curtailment, as outlined under FASB Statement No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, the Company recorded a $2.1 million pre-tax gain on the curtailment during the first quarter 2000.
(2) During the second quarter of 2000, the Company accrued $1.25 million for expenses relating to the LANcity transaction. This accrual was reversed in the fourth quarter in 2000, due to a change in estimate for costs related to the transaction.
(3) During the second quarter of 2000, the Company evaluated its powering and RF products and recorded a pre-tax charge of $3.5 million to cost of goods sold.
(4) Because the Company's investment of Lucent and Avaya stock are considered trading securities held for resale, they are required to be carried at their fair market value with any gains or losses being included in earnings. In calculating the fair market value of the Lucent and Avaya investments as of June 30 and September 30, 2000, the Company recognized a pre-tax gain of $5.9 million and a pre-tax loss of $3.4 million, respectively. As of March 31, June 30, and September 30, 2001, the Company recognized pre-tax write-downs of $0.3 million, $0.4 million, and $0.1 million, respectively, for each quarter.
(5) During the second quarter of 2001, a workforce reduction program was implemented which significantly reduced the Company's overall employment levels. This action resulted in a pre-tax charge to cost of goods sold of approximately $1.3 million for severance and related costs incurred at the factory level. Additionally, a pre-tax charge of $3.7 million was recorded to operating expenses.
(6) During the second quarter of 2001, a one-time warranty expense relating to a specific product was recorded, resulting in a pre-tax charge of $4.7 million for the expected replacement cost of this product. The Company does not anticipate any further warranty expenses to be incurred in connection with this product.
(7) Net sales and cost of sales for the quarters ended March 31, June 30, and September 30, 2000 differ from the amounts reported as net sales and cost of sales in the respective Form 10-Q's, due to the adoption of EITF No. 00-10, Accounting for Shipping and Handling Fees and Costs, in the fourth quarter of 2000.
(8) During the year, the Company provides for income taxes using anticipated effective annual tax rates. The rates are based on expected operating results and permanent differences between book and tax income. Due to the restatement of the consolidated financial statements in 2000 to eliminate the LANcity gain (See Note 2), the Company also restated income tax expense (benefit) for each of the quarters in the year ended December 31, 2000 to reflect the Company's effective annual tax rate after restatement. Therefore, the income tax expense (benefit) amounts for the each of the quarters in the year ended December 31, 2000 were adjusted to maintain the Company's effective annual tax rate of 40.9% for that year.
(9) In the third quarter 2001, in connection with the restructuring plan to outsource most of its manufacturing functions, the Company recorded restructuring and impairment charges of approximately $66.2 million. Included in these charges was approximately $32.0 million related to the write-down of inventories and $1.7 million related to the write-off of remaining warranty and purchase order commitments, which have been reflected in cost of sales. Also included in these charges was approximately $5.7 million related to severance and associated personnel costs, $5.9 million related to the impairment of goodwill, $14.8 million related to the impairment of fixed assets, and approximately $6.1 million related to lease termination of factories and office space and other shutdown expenses.
(10) During the third quarter 2001, the Company wrote off in-process R&D of $18.8 million in connection with the Arris Interactive L.L.C. acquisition.
(11) During the third quarter 2001, unamortized deferred finance fees of $1.9 million were written off and recorded as an extraordinary loss on the extinguishment of debt. These fees related to a loan agreement, which was replaced in connection with the Arris Interactive L.L.C. acquisition.
(12) As a result of the restructuring and impairment charges during the third quarter 2001, a valuation reserve of approximately $38.1 million against deferred tax assets was recorded in accordance with FASB Statement No. 109, Accounting for Income Taxes. (See Note 4 of Notes to the Consolidated Financial Statements.)
(13) In accordance with APB No. 18, The Equity Method of Accounting for Investments in Common Stock, the quarters ended March 31, 2001 and June 30, 2001 were restated as a result of the Arris Interactive, L.L.C. acquisition. (See Note 12 of Notes to the Consolidated Financial Statements.)

NOTE 12.  ACQUISITION OF ARRIS INTERACTIVE, L.L.C.

         On August 3, 2001, the Company completed the acquisition from Nortel Networks L.L.C of the portion of Arris Interactive, L.L.C. that the Company did not own. As part of this transaction:

         -        A new holding company, ARRIS Group, Inc., was formed,
         - The Company merged with a subsidiary of ARRIS Group, Inc. and the outstanding ANTEC common stock was converted, on a share-for-share basis, into common stock of ARRIS Group, Inc.
         - Nortel and the Company contributed to Arris Interactive approximately $131.6 million in outstanding indebtedness and adjusted their ownership percentages in Arris Interactive to reflect these contributions,
         - Nortel exchanged its remaining ownership interest in Arris Interactive for 37 million shares of ARRIS Group, Inc. common stock (approximately 49.2% of the total shares outstanding following the transaction) and a subordinated redeemable preferred interest in Arris Interactive with a face amount of $100 million, and - ANTEC Corporation, now a wholly-owned subsidiary of ARRIS Group, Inc., changed its name to Arris International, Inc.

         The preferred interest is redeemable in approximately four quarterly installments commencing February 3, 2002, provided that certain availability and other tests are met under the Company's credit facility as described in Note 7.

         The following is a summary of the purchase price allocation to record the Company's purchase of Nortel Networks' ownership interest in Arris Interactive for 37,000,000 shares of ARRIS common stock on August 3, 2001 at $6.14 per share as quoted on the Nasdaq National Market System:


                                                                                     (in thousands)
                                                                                     ----------------
37,000,000 shares of ARRIS $0.01 par value common stock at $6.14 per share           $       227,180
Acquisition costs (banking fees, legal and accounting fees, printing
costs)                                                                                         8,457
Write-off of abandoned leases and related leasehold improvements                               2,568
Fair value of stock options to Arris Interactive, L.L.C. employees                            12,531
Other                                                                                          1,346
                                                                                     ---------------
     Adjusted Purchase Price                                                         $       252,082
                                                                                     ===============

Allocation of Purchase Price:
     Net tangible assets acquired*                                                   $        58,819
     Existing technology                                                                      51,500
     In-process research and development                                                      18,800
     Goodwill                                                                                122,963
                                                                                     ---------------
                                                                                     $       252,082
                                                                                     ===============

* Net tangible assets of Arris Interactive acquired ($74,762 @ 81.25%
  owned by Nortel)                                                                   $       (60,744)
  Contribution to capital by Nortel Networks as part of the transaction                      119,563
                                                                                     ---------------
                                                                                     $        58,819
                                                                                     ===============

                               ARRIS GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

         The value assigned to in-process research and development, in accordance with accounting principles generally accepted in the United States, was written off at the time of acquisition. The $18.8 million of in-process technology valued for the transaction related to two projects that were targeted at the carrier-grade telephone and high-speed data markets. The value of the in-process technology was calculated separately from all other acquired assets. The projects included:

         - Multi-service Access System ("MSAS"), a high-density multiple stream cable modem termination system providing carrier-grade availability and high-speed routing technology on the same headend targeted at the carrier-grade telephone and high-speed data market. There are specific risks associated with this in-process technology. As the MSAS has a unique capability to perform hardware sparing through its functionality via use of a radio frequency switching matrix, there is risk involved in being able to achieve the isolation specifications related to this type of technology. Additionally, because of the complexity of its design and the routing of signals through the radio frequency switching matrix, meeting FCC specifications is a challenge. It is anticipated that the MSAS project will be in service in field trials during the latter part of the fourth quarter of 2001 and is expected to begin contributing to consolidated revenues by July of 2002. Currently, prototype versions of all hardware circuit packs are available and all hardware and software functions have been tested. In addition, full mechanicals, cabling and power have been demonstrated.

         - Packet Port II, an outside voice over Internet protocol terminal targeted at the carrier-grade telephone market. There are specific risks associated with this in-process technology. Based on the key product objectives of the Packet Port II, from a hardware perspective, the product is required to achieve power supply performance capable of meeting a wide range of input power, operating conditions and loads. From a software perspective, the Company is dependent on a third party for reference design software critical to this product. Since development of this reference design software is currently in process, the ordinary risks associated with the completion and timely delivery of the software are inherent to this project. Additionally, there are sophisticated power management techniques required to meet the target power consumption of this product. There are technical/schedule risks associated with implementing processor power down that can simultaneously meet power consumption targets without affecting the voice or data functionality of this technology application. It is anticipated that the Packet Port II project will be in service in field trials during the latter part of the fourth quarter of 2001 and is expected to begin contributing to consolidated revenues by the end of the first quarter 2002. First prototypes of the Packet Port II are currently being developed. This will allow testing on the functionality of the major subsystems of this product.

         The following table identifies specific assumptions for the projects, in millions:

------------------ ------------------ -------------------- --------------- ------------------- ---------------
 Project               Fair value          Estimated          Expected           Expected
                       at date of        percentage of         cost to           date to          Discount
                       valuation           completion         complete           complete           rate
                   ------------------ -------------------- --------------- ------------------- ---------------

MSAS                     $16.9               68.9%              $9.9            July 2002            32%
Packet                    $1.9               41.5%              $11.3           March 2002           32%
Port II

                               ARRIS GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Valuation of in-process research and development

         The fair values assigned to each developed technology as related to this transaction were valued using an income approach based upon the current stage of completion of each project in order to calculate the net present value of each in-process technology's cash flows. The cash flows used in determining the fair value of these projects were based on projected revenues and estimated expenses for each project. Revenues were estimated based on relevant market size and growth factors, expected industry trends, individual product sales cycles, the estimated life of each product's underlying technology, and historical pricing. Estimated expenses include cost of goods sold, selling, general and administrative and research and development expenses. The estimated research and development expenses include costs to maintain the products once they have been introduced into the market, and costs to complete the in-process research and development. It is anticipated that the acquired in-process technologies will yield similar prices and margins that have been historically recognized by Arris Interactive and expense levels consistent with historical expense levels for similar products.

         A risk-adjusted discount rate was applied to the cash flows related to each existing products' projected income stream for the years 2002 through 2006. This discount rate assumes that the risk of revenue streams from new technology is higher than that of existing revenue streams. The discount rate used in the present value calculations was generally derived from a weighted average cost of capital, adjusted upward to reflect the additional risks inherent in the development life cycle, including the useful life of the technology, profitability levels of the technology, and the uncertainty of technology advances that are known at the assumed transaction date. Product-specific risk includes the stage of completion of each product, the complexity of the development work completed to date, the likelihood of achieving technological feasibility, and market acceptance.

         We present below summary unaudited pro forma combined financial information for the Company and Arris Interactive to give effect to the transaction. This summary unaudited pro forma combined financial information is derived from the historical financial statements of the Company and Arris Interactive. This information assumes the transaction was consummated at the beginning of the applicable period. This information is presented for illustrative purposes only and does not purport to represent what the financial position or results of operations of the Company, Arris Interactive or the combined entity would actually have been had the transaction occurred at the applicable dates, or to project the Company's, Arris Interactive's or the combined entity's results of operations for any future period or date.

                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                 ----------------------------------
                                                      2001               2000
                                                ----------------    ---------------
Net sales                                       $        605,646    $     1,036,590
Gross profit                                              93,165            298,438
Operating (loss) income(1)(3)                           (142,614)           107,897
(Loss) income before income taxes                       (167,670)           101,538
Net (loss) income (2)                                   (195,289)            61,313
                                                ================    ===============
Net (loss) income per common share:
   Basic                                        $          (0.63)   $          0.82
                                                ================    ===============
   Diluted                                      $          (0.63)   $          0.78
                                                ================    ===============
Weighted average common shares:
   Basic                                                  75,271             74,886
                                                ================    ===============
   Diluted                                                75,271             81,629
                                                ================    ===============

         (1) In accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized, but reviewed annually for impairment. The provisions of Statement No. 142 state that goodwill and indefinite lived intangible assets acquired after June 30, 2001 will not be amortized. The information presented above, therefore, does not include amortization expense on the goodwill acquired in this transaction.

         (2) In accordance with FASB Statement No. 109, Accounting for Income Taxes, a valuation reserve against deferred tax assets was recorded as a result of the restructuring and impairment charges during the third quarter 2001. Therefore, no additional adjustment for tax expense (benefit) was reflected in the information presented above.

                               ARRIS GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

         (3) In accordance with SEC regulations, the in-process R&D write-off is not reflected as an adjustment to the unaudited pro forma combined statements of operations as it represents a non-recurring charge directly attributable to the transaction.

          In connection with the Arris Interactive, L.L.C. acquisition, the quarters ended March 31, 2001 and June 30, 2001 were restated in accordance with Accounting Principles Board ("APB") No. 18, The Equity Method of Accounting for Investments in Common Stock. This APB states that an investment in common stock of an investee that was previously accounted for by the cost method becomes qualified for use of the equity method by an increase in the level of ownership. The Company adopted the use of the equity method upon acquisition of Nortel's portion of Arris Interactive, L.L.C., and all prior periods presented have been adjusted retroactively to reflect the equity method of accounting. During 2000, Arris Interactive, L.L.C. recorded net income. However, in the periods prior to 2000, Arris Interactive, L.L.C. incurred net losses, of which the Company did not recognize its proportionate share due to its investment in Arris Interactive, L.L.C being reduced to zero. APB No. 18 states that the Company should recognize gains only after its share of net income equals its share of net losses not recognized. The Company's share of Arris Interactive's net income in 2000 did not exceed the losses unrecognized in previous years, and therefore, these periods have not been restated. However, during the periods ending March 31, 2001 and June 30, 2001, Arris Interactive, L.L.C. recorded net losses and the Company has restated these periods to reflect its share of the losses under the equity method of accounting due to the Company's investment in and advances to Arris Interactive at December 31, 2000 being sufficient to record such losses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

         Net Sales. The Company's sales for the third quarter 2001 decreased by 38.1% to $174.2 million as compared to the third quarter 2000 sales of $281.4 million, and decreased $3.0 million from the previous quarter's sales of $177.2 million. For the nine-month periods ended September 30, 2001 and 2000, net sales were $564.1 million and $821.0 million, respectively, a decrease of 31.3% year-over-year. The reduced volumes recorded in the three and nine months ended September 30, 2001 were a result of the widespread slowdown in telecommunications infrastructure spending. The slowdown in spending began in the fourth quarter of 2000 and continued throughout 2001. Through the three and nine months ended September 30, 2001, reduced volumes in all product categories reflect the financial and market conditions that impacted the telecommunications industry in general.

         The Company's products and services are summarized in three new product categories instead of the previous four categories: broadband (previously cable telephony and Internet access); transmission, optical, and outside plant; and supplies and services. All prior period revenues have been aggregated to conform to the new product categories.

- Broadband product revenues decreased by approximately 1.6% to $87.6 million in the third quarter 2001 as compared to $89.0 million in the same quarter last year. Broadband product revenues accounted for approximately 50.3% of sales in the third quarter 2001 as compared to 31.6% for the same quarter last year. Revenues for the first nine months of 2001 increased approximately 0.2% to $258.7 million as compared to $258.1 million for the same period in 2000. However, revenues in 2001 included approximately $30.0 million of sales to AT&T that were carried over from the fourth quarter in 2000.

- Transmission, optical and outside plant product revenues decreased by approximately 55.8% to $52.8 million in the third quarter 2001 as compared to $119.5 million in the same quarter last year. This revenue accounted for approximately 30.3% of sales in the third quarter 2001 as compared to 42.5% for the same quarter last year. Revenues for the first nine months of 2001 decreased 48.6% to $182.9 million as compared to $356.0 million for the same period in 2000. Although all product lines within this category experienced a decline in sales year-over-year for this nine-month period, the areas with the most significant decreases included optronics & nodes, RF, and taps, which decreased by approximately 53.0%, 69.7%, and 66.9%, respectively.

- Supplies and services product revenues decreased by approximately 53.6% to $33.8 million in the third quarter 2001 as compared to $72.9 million in the same quarter last year. Supplies and services product revenue accounted for approximately 19.4% of sales in the third quarter 2001, as compared to 25.9% for the same quarter last year. Revenues for the first nine months decreased 40.8% to $122.5 million as compared to $206.9 million for the same period in 2000. Engineering service revenue for the first nine months of 2001 grew approximately 57.1% as compared to the same period last year. However, this increase was entirely offset by reduced sales of other product lines within this category, including fiber optic cable, outside plant, and installation materials and tools, which decreased by approximately 49.0%, 51.6%, and 26.7%, respectively, as compared to the first nine months of 2000.

         Sales to the Company's largest customer, AT&T (including MediaOne Group, which was acquired by AT&T during 2000), were approximately $42.5 million during the third quarter 2001, or approximately 24.4% of the total quarterly volume. This compares to third quarter 2000 when sales to AT&T (including MediaOne Group) were $125.8 million or 44.7% of the volume for the quarter. Year to date, sales to AT&T decreased 50.7% to $188.0 million in 2001 as compared to $381.5 million in 2000. This marks a $193.5 million year-over-year decrease in revenue from the combined AT&T entity when comparing the nine-month periods.

         International sales for the three months ended September 30, 2001 increased 23.9% to $31.4 million as compared to the third quarter of last year, but decreased 9.0% for the nine months ended September 30, 2001 as compared to the same period last year. International sales of the Cornerstone product line for the months of August and September were approximately $16.9 million. Under the previous agreement with Nortel, the Company was not able to sell Cornerstone internationally. This agreement terminated upon the acquisition of Arris Interactive, L.L.C. on August 3, 2001. Exclusive of the Cornerstone revenue, international sales for the quarter of $14.5 million during the quarter ended September 30, 2001 marked a decrease of approximately 42.7% as compared to the same period last year. International revenue for the three and nine months ended September 30, 2001 represented approximately 18.5% and 16.2% of total sales, respectively, net of the Cornerstone product sales during the period from January through July 2001. This compares to international revenue of 13.6% and 12.1% of the Company's total revenue for the same periods during 2000, also net of the Cornerstone product sales for the entire period.

         Gross Profit. Gross profit for the three and nine months ended September 30, 2001 were $13.9 and $68.6 million, respectively, as compared to $52.3 million and $156.4 million for the comparable periods of 2000. Gross profit margins for the first nine months of 2001 slipped 6.9 percentage points to 12.2% as compared to 19.1% for the same period in 2000. As a result of the planned restructuring of manufacturing operations, approximately $32.0 million of inventory related to the factories was written down in the third quarter of 2001, significantly impacting the gross margin. Additionally, remaining warranty and purchase order commitments of approximately $1.7 million were charged to cost of goods sold during the third quarter of 2001. During the second quarter of 2001, severance costs of approximately $1.3 million were incurred in connection with the workforce reduction program incurred at the factory level. Also negatively impacting gross margins during the second quarter of 2001 was a one-time warranty expense of $4.7 million for a specific product. During the second quarter of 2000, the Company recorded an additional $3.5 million charge for product discontinuation costs, as an increase to cost of goods sold, related to the reorganization that occurred in the fourth quarter of 1999. Excluding these charges, the gross profit margin for the first nine months of 2001 and 2000 would have been approximately 19.2% and 19.5%, respectively.

         Selling, General, Administrative, and Development ("SGA&D") Expenses. SGA&D expenses for the three and nine-month periods ended September 30, 2001 were $44.4 million and $116.10 million, respectively, as compared to $34.8 million and $99.4 million during the comparable periods in 2000. SGA&D expenses for the first nine months of 2001 included approximately $3.7 million of severance costs related to workforce reductions. The SGA&D expenses for the first nine months of 2000 included a one-time pre-tax gain of $2.1 million realized as a result of employee elections associated with a new and enhanced benefit plan and the resultant effect on the Company's defined benefit pension plan. Excluding the effects of these unusual charges, the expenses for the first nine months of 2001 and 2000 would have been $112.4 million and $101.5 million, respectively. This year-over-year increase is primarily the result of the additional expenses for two months from the acquired Arris Interactive, L.L.C. (See Note 12 of Notes to the Consolidated Financial Statements).

         Restructuring and Impairment Charges. In the third quarter of 2001, the Company announced a restructuring plan to outsource the functions of most of its manufacturing facilities. This decision to reorganize was due in part to the ongoing weakness in industry spending patterns. The plan entails the implementation of an expanded manufacturing outsourcing strategy and the related closure of the four factories located in El Paso, Texas and Juarez, Mexico. The closure of the factories is anticipated to be complete during the first half of 2002. As a result, the Company recorded restructuring and impairment charges of $32.5 million. Included in these charges was approximately $5.7 million related to severance and associated personnel costs, $5.9 million related to the impairment of goodwill, $14.8 million related to the impairment of fixed assets, and approximately $6.1 million related to lease termination and other shutdown expenses of factories and office space. The personnel-related costs included termination expenses for the involuntary dismissal of 807 employees, primarily engaged in production and assembly functions performed at the facilities. ARRIS offered terminated employees separation amounts in accordance with the Company's severance policy and provided the employees with specific separation dates. The severance and associated personnel costs will be paid upon closure of the factories. As of September 30, 2001, approximately $11.1 million of expenses relating to the restructuring and impairment charges remained to be paid.

         In accordance with FASB Statement No. 109, Accounting for Income Taxes, a valuation reserve of $38.1 million against deferred tax assets was recorded. As a result of the restructuring and impairment charges described above, the Company was in a cumulative loss position for recent years, which provides significant negative evidence to recognize deferred tax assets.

         Write-off of in-process R&D. In accordance with accounting principles generally accepted in the United States, acquired in-process research and development was written off in connection with the Arris Interactive, L.L.C. acquisition during the third quarter 2001 (See Notes 12 of Notes to the Consolidated Financial Statements).

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

         Because these shares of Lucent and Avaya stock are considered trading securities held for resale, they are carried at their fair market value with any unrealized gains or losses being included in earnings. In calculating the fair market value of these investments on September 30, 2001, ARRIS recognized a $0.1 million pre-tax write down of the investments for the third quarter, resulting in a year-to-date market loss of $0.8 million as compared to the pre-tax gain of $2.5 million recorded during the first nine months of 2000.

         As of September 30, 2001, the carrying value of the Lucent and Avaya stock was $0.7 million.

         Interest Expense. Interest expense for the quarters ended September 30, 2001 and 2000 was $2.4 million and $2.8 million, respectively. Interest expense for the first nine months of 2001 was $7.5 million, as compared to $8.0 million recorded during the first nine months of 2000. Interest expense for all periods reflects the cost of borrowings on the Company's revolving line of credit and the interest paid on the 4.5% Convertible Subordinated Notes due 2003. As of September 30, 2001, the Company had a balance of $27.3 million outstanding under its Credit Facility in floating debt, as compared to $86.0 million outstanding at September 30, 2000. As of September 30, 2001, the average interest rate on its outstanding line of credit borrowings was 8.00% with an overall blended rate of approximately 5.17% including the subordinated notes. As of September 30, 2000, the average interest rate on the Company's outstanding line of credit borrowings was 8.22%, with an overall blended rate of approximately 6.10% including the subordinated notes.

         Income Tax Expense. In accordance with FASB Statement No. 109, a valuation reserve of $38.1 million against deferred tax assets was recorded (See
Note 4 of Notes to the Consolidated Financial Statements). This resulted in an income tax expense of $38.1 million for the quarter ended September 30, 2001 as compared to an expense of approximately $4.1 million for the same period during 2000. During the first nine months of 2001, a tax expense of $27.6 million was recorded as compared to an expense of approximately $18.8 million during the same period in 2000.

         Net (Loss) Income. A net loss of $(132.5) million was recorded for the third quarter of 2001, as compared to net income of $5.9 million for the third quarter of 2000. The quarterly results for 2001 included restructuring and impairment expenses of approximately $32.5 million, inventory write-offs of $32.0 million, warranty and purchase order commitment write-offs of $1.7 million, income tax valuation charges of $38.1 million, an in-process R&D write-off of $18.8 million, a market adjustment of $0.1 million on the Company's investment in Lucent and Avaya, and an extraordinary loss of $1.9 million in connection with the write-off of the remaining deferred finance fees on the previous credit facility. The quarterly results for 2000 included a pre-tax loss of $3.4 million on the Company's investment in Lucent and Avaya, and a charge of $3.5 million in connection with product discontinuation costs reflected as an increase in cost of goods sold. Exclusive of the above transactions, the net loss recorded for the third quarter 2001 was $(7.4) million or a loss of $(0.12) per diluted share as compared to net income of $7.8 million or $0.19 per diluted share in the third quarter 2000. A net loss of $(154.2) million was recorded for the nine-month period ended September 30, 2001 as compared to net income of $27.2 million for the same period last year. In addition to the above-mentioned items, the year to date loss in 2001 included an additional pre-tax write down of $0.7 million on the Company's investment in Lucent and Avaya, severance expenses of approximately $5.0 million, and a one-time warranty expense of $4.7 million. The year to date income in 2000 included a pre-tax gain of $5.9 million on the Company's investment in Lucent and Avaya, and $1.3 million of LANcity transaction expenses, which were later reversed in the fourth quarter of 2000. Exclusive of these one-time items, the net loss for the nine months ended September 30, 2001 was $(23.0) million or $(0.50) per diluted share as compared to the net income of $28.3 million or $0.69 per diluted share for the comparable period in 2000.

         Acquisition of Arris Interactive, L.L.C. On August 3, 2001, the Company completed the acquisition from Nortel Networks L.L.C of the portion of Arris Interactive L.L.C. that the Company did not own. As part of this transaction:

         -        A new holding company, ARRIS Group, Inc., was formed,
         - The Company merged with a subsidiary of ARRIS Group, Inc. and the outstanding ANTEC common stock was converted, on a share-for-share basis, into common stock of ARRIS Group, Inc.
         - Nortel and the Company contributed to Arris Interactive approximately $131.6 million in outstanding indebtedness and adjusted their ownership percentages in Arris Interactive to reflect these contributions,
         - Nortel exchanged its remaining ownership interest in Arris Interactive for 37 million shares of ARRIS Group Inc. common stock (approximately 49.2% of the total shares outstanding following the transaction) and a subordinated redeemable preferred interest in Arris Interactive with a face amount of $100 million, and
         - ANTEC Corporation, now a wholly-owned subsidiary of ARRIS Group, Inc., changed its name to Arris International, Inc.

INDUSTRY CONDITIONS

         The Company's performance is largely dependent on capital spending for constructing, rebuilding, maintaining or upgrading broadband communications systems. After a period of intense consolidation and rapid stock-price acceleration within the industry during 1999, the fourth quarter of 2000 brought a sudden tightening of credit availability throughout the telecom industry and a broad-based and severe drop in market capitalization for the sector during the period. This caused broadband system operators to become more judicious in their capital spending, adversely affecting the Company and other equipment providers, generally.

         In response to this downturn, the Company has significantly reduced expense levels, including workforce reductions during the first quarter of 2001 and the more significant reductions announced and implemented in early April 2001. The action taken in April resulted in a pre-tax charge of approximately $5.0 million in the second quarter of 2001 for severance and related separation costs in connection with the workforce reduction program, which reduced overall employment levels by approximately 545 employees. Additionally, ARRIS has evaluated underperforming assets to assess their long-term strategic role within the Company. As a result of the evaluation, the Company has made the decision to restructure the manufacturing operations and is in the process of implementing an outsourcing strategy. This manufacturing restructuring resulted in the closure of four factories in El Paso, Texas and Juarez, Mexico and the associated involuntary termination of 807 employees. The outsourcing plan is anticipated to be completed during the first half of 2002.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

FINANCING

         In connection with the Arris Interactive L.L.C. acquisition, all of the Company's existing bank indebtedness was refinanced. The new facility is an asset-based revolving credit facility initially permitting the borrowers (including the Company and Arris Interactive) to borrow up to $175 million (which can be increased under certain conditions by up to $25 million), based upon availability under a borrowing base calculation. In general, the borrowing base is limited to 85% of net eligible receivables (with special limitations in relation to foreign receivables) and 80% of the orderly liquidation value of eligible inventory (not to exceed $80 million). The facility contains traditional financial covenants, including fixed charge coverage, senior debt leverage, minimum net worth, and minimum inventory turns ratios, and a $10 million minimum borrowing base availability covenant. The facility is secured by substantially all of the borrowers' assets. The facility expires August 3, 2004 and requires the Company to refinance its 4.5% Subordinated Convertible Notes due in 2003 prior to December 31, 2002.

         As of September 30, 2001, the Company had approximately $27.3 million outstanding under its Credit Facility and $99.6 million of available borrowings. The commitment fee on unused borrowings is approximately 0.2%. The average annual interest rate on these outstanding borrowings was approximately 8.00% at September 30, 2001 as compared to 8.22% at September 30, 2000.

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

INVESTMENTS

         In the ordinary course of business, the Company may make strategic investments in the equity securities of various companies, both public and private. The Company holds investments in the common stock of Lucent Technologies and Avaya, Inc. totaling approximately $0.7 million at September 30, 2001. These investments are considered trading securities, and accounted for approximately 5% of the Company's total investments at September 30, 2001. Changes in the market value of these securities are recognized in income and resulted in a pre-tax loss of approximately $0.1 million and $0.8 million for the three and nine month periods ending September 30, 2001, respectively, as compared to the pre-tax (loss) gain of $(3.4) and $2.5 million recorded during the three and nine months ended September 30, 2000. The Company's remaining investments in marketable securities, totaling $0.9 million, are classified as available-for-sale and accounted for approximately 7% of the Company's total investments at September 30, 2001. The remaining 88% of the Company's investments at September 30, 2001 consist of securities that are not traded actively in a liquid market.

CAPITAL EXPENDITURES

         The Company's capital expenditures were $3.0 million and $3.8 million in the three months ended September 30, 2001 and 2000, respectively. Capital expenditures were $7.4 million for the nine months of 2001 as compared to $12.9 million during the same period in 2000. The Company had no significant commitments for capital expenditures at September 30, 2001.

CASH FLOW

         Cash levels decreased by approximately $3.8 million during the first nine months of 2001 as compared to an increase of approximately $16.6 million during the same period of the prior year. As discussed in more detail below, operating activities in 2001 provided approximately $79.3 million in positive cash flow while investing activities used approximately $15.6 million and financing activities used approximately $67.5 million in cash flow.

         Operating activities provided cash of $79.3 million during the first nine months of 2001. A net loss used $154.2 million in cash flow during this period. Other non-cash items such as depreciation, amortization, deferred income taxes, provisions for doubtful accounts, and losses on marketable securities and equity investments accounted for positive cash flow of approximately $53.9 million during the first nine months of 2001. Additionally, the write-off of acquired in-process R&D provided $18.8 million, and the impairment of goodwill and fixed assets accounted for $20.6 million of positive cash flow. The write-down of inventories provided approximately $32.0 million, while the gain recognized on the sale of a building used approximately $0.4 million. Decreases in accounts receivable and inventory, net of the effects of the acquisition, of approximately $16.1 million and $75.0 million, respectively, provided positive cash flow. A decrease in income taxes recoverable and other, net, also net of the effects of acquisition, provided cash of approximately $20.7 million, and a decrease in accounts payable and accrued liabilities, net, used approximately $3.2 million in cash through September 30, 2001.

         Days sales outstanding ("DSO") was approximately 73 days at September 30, 2001 as compared to 75 days outstanding at the close of the third quarter 2000. Despite the marked decrease in revenue during 2001 along with the correlating decrease in receivable levels, the Company has maintained a relatively level number of days of uncollected sales in receivables.

         Current inventory levels related to operating activities decreased by $75.0 million, net of the effects of the acquisition, during the nine months ended September 30, 2001. Inventory turns during the third quarter 2001 were 2.7 times as compared to 4.5 times in the third quarter 2000. This decrease was mainly driven by the reduction in sales volume when comparing the two periods.

         A decrease in accounts payable and accrued liabilities, net of the effects of the acquisition, used approximately $3.2 million in cash during the first nine months of 2001. This decrease in the level of payables and accrued expenses is related to the timing of the processing of vendor invoices and the payment of same.

         During the first nine months of 2000, net cash provided by operating activities was $9.4 million. Net income provided $27.2 million in cash flow during this period. Other non-cash items such as depreciation, amortization, deferred income tax, provisions for doubtful accounts and losses on marketable securities accounted for positive cash flow of approximately $12.9 million during the first nine months of 2000. The write-down of inventories provided approximately $3.5 million. Increases in accounts receivable and other, net, used cash of $51.6 million and $13.4 million, respectively. These operating cash outlays in 2000 were offset by decreases of $5.5 million in inventory, $5.4 million in income taxes recoverable, and $19.9 million in accounts payable and accrued liabilities.

         Cash flows used in investing activities were $15.6 million and $17.4 million for the nine months ended September 30, 2001 and 2000, respectively. These investment amounts reflect $7.4 million and $12.9 million in purchases of capital assets during the respective periods. The Company also funded approximately $1.5 million and $4.6 million in strategic investments during the nine months ended September 30, 2001 and 2000, respectively. During the nine months of 2001, proceeds from the sale of a building provided cash of approximately $1.1 million. The funds paid for the Arris Interactive, L.L.C. acquisition, net of the cash acquired in the transaction, utilized cash of approximately $7.7 million for the nine months ended September 30, 2001.

         Cash flows used in financing activities were $67.5 million for the nine months ended September 30, 2001 as compared to a cash inflow of $24.6 million for the same period in 2000. During the first nine months of 2001 the Company paid down approximately $61.7 million on its credit facility, as compared to net borrowings of $17.5 million during the same period in 2000. Deferred financing fees paid used approximately $6.6 million during the first nine months in 2001. The results for both 2001 and 2000 were also affected by the issuance of common stock that provided positive cash flows of approximately $0.9 million and $7.1 million, respectively.

         Based upon current levels of operations, the Company expects that sufficient cash flow will be generated from operations so that, combined with other financing alternatives available, including bank credit facilities, the Company will be able to meet all of its current debt service, capital expenditure and working capital requirements. The Company also is in the process of exploring various alternatives to retire some or all of the 4.5% Convertible Subordinated Notes due in 2003.

FORWARD-LOOKING STATEMENTS

         Certain information and statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report, including statements using terms such as "may," "expect," "anticipate," "intend," "estimate," "believe," "plan," "continue," "could be," or similar variations or the negative thereof are forward-looking statements, including statements that are based on current expectations, estimates, forecasts, and projections about the markets in which the Company operates, restructuring effects (estimated savings), and sufficiency of funding, The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. Important factors that could cause results or events to differ from current expectations are described in the risk factors below. These factors are not an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of the Company's business. In providing forward-looking statements, the Company expressly disclaims any obligation to update publicly or otherwise these statements, whether as a result of new information, future events or otherwise.

RISK FACTORS

         THE COMPANY'S BUSINESS HAS MAINLY COME FROM TWO KEY CUSTOMERS. THE LOSS OF ONE OR BOTH OF THESE CUSTOMERS OR A SIGNIFICANT REDUCTION IN SERVICES TO ONE OR BOTH OF THESE CUSTOMERS WOULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS.

         The Company's two largest customers are AT&T and Cox Communications. For the nine-month period ended September 30, 2001, sales to AT&T (including sales to MediaOne Group, which was acquired by AT&T during 2000) accounted for approximately 33.3% of the Company's total sales, while Cox Communications accounted for approximately 14.9%. Other than Adelphia Communications Corp. and Insight Communications, which accounted for 8.4% and 6.1% of the Company's total revenues, respectively, for the first nine months of 2001, no other customer provided more than 5.0% of the Company's total sales for this period. The Company is the exclusive provider of all of Cox Communication's cable telephony products currently being deployed in nine metro areas. Additionally, the Company is the sole provider of cable telephony products for AT&T within nine additional metro markets. Although the Company's relationships with AT&T and Cox Communications are expected to continue, the loss of one or both of these customers, or a significant reduction in services provided to one or both of them, would have a material adverse impact on the Company.

         Liberty Media Corporation, which had been a part of the Liberty Media Group of AT&T (whose financial performance was "tracked" by a separate class of AT&T stock), effectively controls approximately 10% of the Company's outstanding common stock on a fully diluted basis. In August of 2001, AT&T spun off Liberty Media to the holders of its tracking stock, and AT&T subsequently no longer indirectly owns that interest in the Company.

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

         The markets for broadband communications systems are extremely competitive and dynamic, requiring the companies that compete in these markets to react quickly and capitalize on change. This will require the Company to retain skilled and experienced personnel as well as deploy substantial resources toward meeting the ever-changing demands of the industry. The Company competes with national and international manufacturers, distributors and wholesales, including many companies larger than the Company. The Company's major competitors include:

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

         PRODUCTS CURRENTLY UNDER DEVELOPMENT MAY FAIL TO REALIZE ANTICIPATED BENEFITS.

         Rapidly changing technologies, evolving industry standards, frequent new product introductions and relatively short product life cycles characterize the markets for the Company's products. The technology applications currently under development by the Company may not be successfully developed. Even if the developmental products are successfully developed, they may not be widely used or ARRIS Group, Inc. may not be able to successfully exploit these technology applications. To compete successfully, the Company must quickly design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance and reliability. However, the Company may not be able to successfully develop or introduce these products if its products:

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

         THE COMPANY MAY DISPOSE OF EXISTING PRODUCT LINES OR ACQUIRE NEW PRODUCT LINES IN TRANSACTIONS THAT MAY ADVERSELY IMPACT IT AND ITS FUTURE RESULTS.

         On an ongoing basis, the Company evaluates its various product offerings in order to determine whether any should be sold or closed and whether there are businesses that it should pursue acquiring. ARRIS currently is exploring whether to dispose of one of its minor product lines, although it has not entered into any sale agreements in connection therewith. In some instances, confidentiality agreements and other considerations might prohibit the Company from disclosing the terms of the divestitures until they close, if even then. Future acquisitions and divestitures entail various risks, including:

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

         The Company is exposed to various market risks, including interest rates and foreign currency rates. Changes in these rates may adversely affect its results of operations and financial condition. To manage the volatility relating to these typical business exposures, the Company may enter into various derivative transactions, when appropriate. The Company does not hold or issue derivative instruments for trading or other speculative purposes. Taking into account the effects of interest rate changes on the Company's revolving debt facility, a hypothetical 100 basis point adverse change in interest rates would increase interest expense by approximately $0.6 million annually. As of September 30, 2001, the Company had no material contracts denominated in foreign currencies.

         In the past, the Company has used interest rate swap agreements, with large creditworthy financial institutions, to manage its exposure to interest rate changes. These swaps would involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. At September 30, 2001 the Company did not have any outstanding interest rate swap agreements.

         The Company is exposed to foreign currency exchange rate risk as a result of sales of its products in various foreign countries and manufacturing operations conducted in Juarez, Mexico. In order to minimize the risks associated with foreign currency fluctuations, most sales contracts are issued in U.S. dollars. The Company has previously used foreign currency contracts to hedge the risks associated from foreign currency fluctuations for significant sales contracts, however, no significant contracts were in place at September 30, 2001. The Company constantly monitors the exchange rate between the U.S. dollar and Mexican peso to determine if any adverse exposure exists relative to its costs of manufacturing. The Company does not maintain Mexican peso denominated currency. Instead, U.S. dollars are exchanged for pesos at the time of payment.

                                     PART II

                                OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At a special meeting of the stockholders of ANTEC Corporation, which is the predecessor registrant to ARRIS Group, Inc., held on July 25, 2001:

     A proposal was made and adopted to approve and adopt the Agreement and Plan of Reorganization, by and among ARRIS Group, Inc., ANTEC Corporation (now known as Arris International, Inc.), Broadband Transition Corporation, Nortel Networks Inc., Nortel Networks LLC and Arris Interactive L.L.C., and the shares present were voted as follows:

                                                     Number of       Number of Shares      Number of
                                                  Shares Voted For    Voted Against     Shares Withheld
                                                  ----------------   ----------------   ---------------
Approval and adoption of the Agreement and Plan
  of Reorganization and related transactions         26,354,327           95,750            35,359

     A proposal was made and adopted to approve ARRIS Group's 2001 Stock Incentive Plan, and the shares present were voted as follows:

                                                     Number of       Number of Shares      Number of
                                                  Shares Voted For    Voted Against     Shares Withheld
                                                  ----------------   ----------------   ---------------
Approval of the 2001 Stock Incentive Plan            21,780,275        4,091,719           613,442

     A proposal was made and adopted to approve ARRIS Group's Management Incentive Plan, and the shares present were voted as follows:

                                                     Number of       Number of Shares      Number of
                                                  Shares Voted For    Voted Against     Shares Withheld
                                                  ----------------   ----------------   ---------------
Approval of the Management Incentive Plan            25,977,273        5,881,721           613,278

     A proposal was made and adopted to approve ARRIS Group's Employee Stock Purchase Plan, and the shares to present were voted as follows:

                                                     Number of       Number of Shares      Number of
                                                  Shares Voted For    Voted Against     Shares Withheld
                                                  ----------------   ----------------   ---------------
Approval of the Employee Stock Purchase Plan         31,704,561          153,824           613,887

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Each management contract or compensation plan required to be filed as an exhibit is identified by an asterisk (*)

                  10.4 (g)*  Form of Employee Stock Option Grant

                  10.4 (h)*  Employee Stock Option Terms

                  10.4 (i)*  Form of Employee Truncated Stock Option Grant

                  10.4 (j)*  Form of Director Stock Option Grant

                  10.4 (k)*  Director Stock Option Terms

                  10.4 (l)*  Form of Director Truncated Stock Option Grant

                  10.10 (c)* Amended and Restated Employment Agreement, dated
                             August 6, 2001, with Robert J. Stanzione

                  10.10 (d)* Supplemental Executive Retirement Plan for Robert
                             J. Stanzione

         (b)      Reports on Form 8-K

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

                                           ARRIS GROUP, INC.

                                           /s/ LAWRENCE A. MARGOLIS

                                           Lawrence A. Margolis
                                           Executive Vice President
                                           (Principal Financial Officer, duly
                                           authorized to sign on behalf of
                                           the registrant)
Dated: November 14, 2001