Form 10-K
period 2001-12-31
ARRIS GROUP INC
filed 2002-04-01
CIK 1141107

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

     ARRIS Group's Common Stock is registered pursuant to Section 12(g) of the Act. ARRIS Group (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90 days.

     Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained in a definitive proxy statement, portions of which are incorporated by reference in Part III of this Form 10-K.

     The aggregate market value of ARRIS Group's Common Stock (computed on the basis of the last reported sales price per share $8.48 of such stock on the Nasdaq National Market System) held by non-affiliates as of February 28, 2002 was approximately $303,897,124. As of February 28, 2002, 80,518,266 shares of the registrant's Common Stock were outstanding. For these purposes, directors, officers and 10% shareholders have been assumed to be affiliates.

     Portions of ARRIS Group's Proxy Statement for its 2002 Annual Meeting of Stockholders are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                        PART I
ITEM 1.      Business....................................................    1
             - General...................................................    1
             - Industry Overview.........................................    1
             - Our Principal Products....................................    3
             - Sales and Marketing.......................................    6
             - Customers.................................................    6
             - Research and Development..................................    7
             - Intellectual Property.....................................    8
             - Product Sourcing and Distribution.........................    8
             - Backlog...................................................    9
             - International Opportunities...............................    9
             - Competition...............................................   10
             - Employees.................................................   10
             - Background and History....................................   10
ITEM 2.      Properties..................................................   11
ITEM 3.      Legal Proceedings...........................................   12
ITEM 4.      Submission of Matters to a Vote of Security Holders.........   12
                                       PART II
ITEM 5.      Market for the Registrant's Common Stock and Related
             Stockholder Matters.........................................   14
ITEM 6.      Selected Consolidated Historical Financial Data.............   16
ITEM 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................   19
ITEM 7A.     Quantitative and Qualitative Disclosures About Market
             Risk........................................................   39
ITEM 8.      Consolidated Financial Statements and Supplementary Data....   40
ITEM 9.      Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure....................................   40
                                       PART III
ITEM 10.     Directors and Executive Officers of the Registrant..........   74
ITEM 11.     Executive Compensation......................................   74
ITEM 12.     Security Ownership of Certain Beneficial Owners and
             Management..................................................   74
ITEM 13.     Certain Relationships and Related Transactions..............   74
                                       PART IV
ITEM 14.     Exhibits, Financial Statement Schedules and Reports on Form
             8-K.........................................................   74
ITEM 14(a).  Index to Consolidated Financial Statements and Financial
             Statement Schedules.........................................   75
Signatures...............................................................   79

                                     PART I

ITEM 1.  BUSINESS

     As used in this Annual Report, "we", "our", "us", "the Company", and "ARRIS" refer to Arris Group, Inc. and our consolidated subsidiaries, unless the context otherwise requires.

GENERAL

     ARRIS, the successor to ANTEC Corporation, develops and supplies equipment and technology for cable system operators and other broadband service providers. We specialize in developing advanced cable telephony equipment enabling the delivery of converged services, (voice, video and data) through broadband local access networks and designing and engineering hybrid fiber-coax architectures. Our complete solutions for internet protocol ("IP") and optical transport allow broadband service providers to deliver a full range of integrated voice, video and data services to their subscribers.

INDUSTRY OVERVIEW

     The demand for broadband access has increased significantly in recent years due to the powerful growth of the internet facilitated by the widespread use of the world wide web for communicating and accessing information. Rapid growth in the number of internet users and the demand for high-speed, high-volume interactive services has strained existing communication networks. Increasingly, the high-speed internet access experienced at work is being demanded at home. The increase in volume and complexity of the signals transmitted through the network has continually pushed broadband system operators to deploy new technologies as they evolve. Additionally, system operators are looking for products and technology that is flexible, cost effective, easily deployable and scalable to meet future demand and mix of services. Because the technologies are evolving and the signals are growing in complexity and volume, broadband system operators need equipment that provides the necessary technical capacity at a reasonable cost at the time of initial deployment and the flexibility to accommodate expansion and technological advances. There also is a need to customize equipment to allow for different types and combinations of services. Our product offerings position us well to meet these industry challenges, offering a full range of end-to-end solutions.

     A broadband system consists of three principal segments.

     - Headend. The headend is where the cable system operator receives television signals via satellite and other sources and interfaces with the internet and public switched networks, such as traditional telephone systems. The headend facility organizes, processes and retransmits those signals through the distribution network to subscribers.

     - Distribution Network. The distribution network consists of fiber optic and coaxial cables and associated optical and electronic equipment that take the original signal from the headend and transmits it throughout the cable system to nodes.

     - Drop. Drops extend from nodes to subscribers' homes and connect to a subscriber's television set, converter box, voice port device or computer modem. A converter box may be addressable or non-addressable. An addressable converter box permits the delivery of premium cable services, including pay-per-view programming, by enabling the cable operator to control the subscriber services through the headend. A non-addressable converter box is one in which premium channels are activated or eliminated by traps installed in the drop system outside the home.

     Historically, cable systems offered one-way video only service. As a result of technological advancements throughout the communications industry, these systems are going through dramatic changes:

     - to compete against other communications technologies, including digital subscriber lines, local multiport distribution service and direct broadcast satellite technologies, cable operators are upgrading their networks to two-way, interactive broadband networks providing new and improved services,

     - to increase share value through higher revenue growth, cable operators are offering enhanced subscriber services such as high-speed data, telephony, digital video, and video on demand which present incremental revenue sources), and

     - to provide greater bandwidth, service capacity, and reduced operating expenses, cable operators must increase and deepen their utilization of fiber optic technology, including dense wavelength division multiplexing (a process by which more information is transmitted over a fiber optic line than previously could be transmitted) products.

     Traditionally, cable systems used coaxial cable and a series of radio frequency, or RF amplifiers throughout a distribution network. Today, almost every substantial upgrade or rebuild replaces elements of the traditional system with fiber optic technology. The use of fiber optic technology enables operators to transmit higher bandwidth signals greater distances and with less signal degradation than in a traditional coaxial system. In addition, fiber optic cable's capacity to transmit a wider bandwidth over greater distances than coaxial cable allows for the transmission of more video, data and telephony services to subscribers' premises. The use of fiber optic technology also reduces the need for overall maintenance costs associated with active electronic components. In a fiber optic network, optical signals are transmitted throughout the distribution system along a fiber optic cable from the headend to the node, where the signal is received and converted to RF electronic signals, and transferred via coaxial cable to the subscriber premises.

     The most recent significant advancements in cable technology have occurred in cable telephony. Historically, cable telephone service was provided using constant bit rate, or CBR technology, which utilizes the switched-circuit technology currently used in traditional phone networks. Cable telephony using CBR technology is an established cable telephony solution deployed in approximately twenty-six countries and designed to provide telephone services, including all of the custom calling features, to subscribers' home or office over a hybrid fiber-coax network. This is a proven carrier-class telephony solution that enables operators to directly compete with incumbent telephone carriers with voice services and class-features, which include caller ID, call-waiting and three-party conferencing. At the end of 2001, ARRIS Cornerstone(R) CBR cable telephone products served over 2.2 million subscriber lines with more than thirty operators worldwide.

     A new technology is telephony using internet protocol, or IP. This technology, called voice over IP, or VoIP, permits cable operators to provide toll-quality cable telephony at costs substantially below those associated with CBR technology. VoIP technology has been deployed by several system operators throughout the world and is being tested in trials being conducted by other system operators.

     Data and voice over IP services are governed by a set of technical standards promulgated by CableLabs(R) in North America and TComLabs(R) in Europe, two industry trade associations. While the standards set out by these two bodies necessarily differ in some ways to accommodate the differences in hybrid fiber-coax network architectures between North America and Europe, they have a great deal of commonality. The primary data standard specification for North America is entitled "Data Over Cable Service Interface Specification", or DOCSIS. Release 1.1 of this specification currently is the governing standard for data services in North America. The "EuroDOCSIS" standard Release 1.1 is the same for Europe. A new version of the standard, DOCSIS 2.0, recently has been released which, will probably not be implemented until 2003. DOCSIS 2.0 builds upon the capabilities of DOCSIS 1.0 and DOCSIS 1.1 and adds throughput in the upstream portion of the cable plant -from the consumer out to the Internet. In addition to the DOCSIS standards which govern data transmission, CableLabs(R) has defined the PacketCable(R) standard for Voice over IP. This standard defines the interfaces among network elements such as cable modem termination systems, terminal devices, and servers to provide a high quality IP telephony service over the hybrid fiber-coax network.

OUR PRINCIPAL PRODUCTS

     We provide cable system operators with a comprehensive product offering that meets their end-to-end needs, from headend to subscriber premises. We divide our product offerings into three categories:

Broadband................................   CBR and VoIP products, including headend
                                            and subscriber premises equipment. This
                                            category also includes our
                                            state-of-the-art Operations,
                                            Administration, Maintenance, and
                                            Provisioning software and our systems
                                            integration services.
Transmission, Optical and Outside           Fiber optic related transmission
  Plant..................................   products, including optical transmission
                                            products, radio frequency transmission
                                            products, and interconnectivity products.
Supplies and Services....................   Infrastructure products for fiber optic
                                            or coaxial networks built under or above
                                            ground, including cable and strand,
                                            vaults, conduit, drop materials, tools,
                                            and test equipment.

BROADBAND

  Constant Bit Rate Products

     Headend -- We market our headend equipment under the brand name Cornerstone(R) Voice. Cornerstone Voice products for CBR technology include host digital terminals, or HDT. An HDT is the device that interfaces between public-switched networks and the hybrid fiber-coax network. Because the Cornerstone Voice system is easy to implement, economical and scaleable, network operators can offer telephony at a low penetration level and expand as customer demand increases. ARRIS designs its equipment to meet the strict performance reliability specifications and demanding environmental requirements expected of a lifeline, carrier-class residential telephone service. This reliability and robust design enables ARRIS' Cornerstone customers to compete at parity with the incumbent local telephone company.

     Subscriber Premises -- The key equipment at subscriber premises is a network interface unit, or NIU. We market our NIUs under the brand name Voice Port(TM). Voice Port(TM)s are the most widely deployed CBR network interface units. Voice Ports work with the Cornerstone HDT to provide cable telephony and pass through video signals. Operators who are deploying Cornerstone Data (high-speed data) will deploy cable modems inside the home or work premises and overlay the signal on to the same hybrid fiber-coax network as the Cornerstone Voice application. This combination of product solutions provides subscribers with voice and high-speed data functionality from the same operator. The Voice Port portfolio includes a two-line single-family residence Voice Port NIU, a two-line integrated indoor Voice Port NIU, a four-line Voice Port NIU, and a twenty-four-line Voice Port NIU.

  Voice over IP and Data Products

     Headend -- The heart of a voice over IP headend is a "cable modem termination system", or CMTS. A CMTS, along with a call agent and a gateway, provide the ability to integrate a public-switched network, the Internet and a hybrid fiber-coax network. The CMTS provides format conversion between the formats used in the Internet and the formats used in the hybrid coax-networks. It also is responsible for initializing and monitoring all cable modems connected to the hybrid fiber-coax network. ARRIS provides two products that are used in the cable operator's headend to provide voice over IP and high-speed data services to residential subscribers. These are the Cornerstone Data CMTS 1500 and the Cadant C4 CMTS:

     - The Cornerstone(R) Data CMTS 1500 is DOCSIS 1.1 and EuroDOCSIS 1.0 qualified. It is a scaleable headend solution, providing high-speed data and VoIP services in headends from several thousand to 50,000 subscribers. We also provide a modular redundant chassis to enable CMTS 1500's to be grouped together with a 4:1 redundant architecture providing the requisite reliability for telephony operation.

     - The Cadant(R) C4(TM) CMTS is a highly dense, chassis-based product that provides built-in redundancy for carrier-grade performance. It is DOCSIS
       1.1 qualified and will support recently released DOCSIS 2.0 and PacketCable standards. Each chassis supports up to 32 downstream channels and 128 upstream channels making it one of the highest density scaleable headend products currently available. It will provide high-speed data and VoIP services in headends from 10,000 to hundreds of thousands of subscribers.

     Subscriber Premises -- This subscriber premises equipment includes cable modems (DOCSIS 1.0 and 1.1 certified) for high-speed data applications and embedded multimedia terminal adapters, or E-MTA for high-speed data and telephony applications. We produce the Touchstone(TM) E-MTA line for deployments in DOCSIS 1.1 hybrid fiber-coax networks. The Touchstone product line consists of the Touchstone telephony modem for indoor applications and the Touchstone telephony port for outdoor deployments. These E-MTAs support enhanced services of IP telephony and high-speed data on the same network to residential and business subscribers. The Touchstone product line complies with both DOCSIS and PacketCable standards. The Touchstone telephony modem is DOCSIS 1.1 certified. The Touchstone telephony port is based on the same design as the modem but has not been submitted for certification. The PacketCable solution builds on DOCSIS
1.1 and its quality of service enhancements to support lifeline telephony deployed over hybrid fiber-coax networks. The Touchstone product line provides carrier-grade performance to enable operators to provide all IP and video services on the same network using common equipment. We also are actively involved with the new evolving DOCSIS 2.0 standard and are participating in early interoperability testing with the Touchstone product family at CableLabs.

     OAM&P -- OAM&P stands for Operations, Administration, Maintenance and Provisioning. It is a software suite that enables operators to automate many of the functions required to manage and grow subscribers for the multiple services offered. Without OAM&P automation, it would be difficult for an operator to manage subscriber growth effectively.

     Our subscriber management products provide operators with the ability to automatically provision headend and subscriber premises equipment to reflect subscribers' parameters, provide key data for third party billing software, and complete maintenance operations. Our Cornerstone(R) Cable Provisioning System 2000, or CPS2000, provides automated provisioning software for control of the CMTS and cable modems. CPS 2000 works with various billing and middle-ware software programs. ARRIS has formed strategic relationships with vendors to integrate existing Cornerstone software for CMTS and Cable Modem OAM&P functions. Operators are able to perform OAM&P functions across Cornerstone Voice and Cornerstone Data employing the Cadant CMTS and Touchstone product lines using a common OAM&P solution. The Cadant G2 IMS software supports configuration performance and fault management of the Cadant C4 CMTS through easy to use graphical user interfaces. A single G2 IMS server can support up to 100 C4 CMTS chassis and 20 simultaneous client applications.

     System Integration -- We are a full service system integrator for converged services over hybrid fiber-coax networks. We historically have been a pioneer in the voice and data over hybrid fiber-coax business and have the experience and infrastructure in place to help operators launch these services. Systems integration offers the service provider a fully integrated solution that has been tested end-to-end for interoperability, performance, capacity, scalability, and reliability prior to ever being installed at the customer facility. This system integration can be followed up by complete headend and operations center design, installation, activation, and traffic planning. We offer the operator coordination of the project management (for the suppliers and the overall program), and future solution assurance services for the long-term, including upgrade support, system audits, and configuration management. Our systems integration service enables operators to rapidly deploy new services on their networks with the assurance that all of the components of the network will interoperate seamlessly.

TRANSMISSION, OPTICAL AND OUTSIDE PLANT

     We are a leading supplier of fiber optic related transmission products to the cable industry. We have three primary product lines:

     - OPTICAL TRANSMISSION products consisting of optical transmitters, receivers and amplifiers, optical nodes, dense wavelength division multiplexing transport systems, block converters, and element management software.

     - RF TRANSMISSION products, which include RF amplifiers and headend RF management equipment.

     - INTERCONNECTIVITY products, including a full line of fiber management solutions such as optical entrance enclosures, outside plant fiber optic, splice closures, transmission equipment and demarcation housings.

     Our Laser Link(R) product line supplies the components for transmission and switching of fiber optic lines within headends and hubs. These products deliver high-quality signals and can be tailored to meet specific operator requirements. The Laser Link 1550 nm optical laser transmitters and receivers for headends convert incoming electronic video signals to an optical signal for transmission over the fiber optic cable to hubs. The 1310 nm optical lasers, typically located within hubs are used for a small number of homes passed. The Transplex(R) Transport System with dense wavelength division multiplexing provides optical switching within the headend to route fiber optic signals to the appropriate hubs. The product line also includes RF Integrator(R) systems for headend/hub RF signal management and fiber pre-amplifiers. LightLink(TM) termination, couplers, optical and splice enclosures route fiber optics throughout the headend and hub locations. We also provide an integrated assembly consisting of the Laser Link mainframe shelves and LightLink(TM) equipment frame system to provide optimal space and performance efficiencies within headends and hubs.

     Nodes are located between the hub and the subscriber premises and provide the interface between the fiber optic network and the coaxial distribution system. The Proteus(TM) scaleable node digital return transmitter detects the light coming out of the cable and converts it back into electronic signals for transmission to subscriber premises via coaxial cable. The RF Link(TM) 870 MHz mini-bridger strengthens the signal either on its way to the node or from the node. If line distances require it, RF Link 870 MHz line extenders provide additional amplification to provide high-quality signals to the subscriber premises. LightGuard(TM) enclosures are used for external splicing of the fiber optic signals as the plant design extends to reach more homes. Regal(R) taps and line passives split the signal for transmission along various branches of the distribution system.

     The physical distribution of the RF signal to the subscriber premises requires a flexible selection of enclosures, connectors and drop assemblies to meet different geographical and environmental needs. We provide MONARCH(TM) enclosures for above ground and underground fiber and RF cable distribution as well as network interface devices, or NIDs, for the customer premises. With the advent of advanced services, connectors have become a critical element in the reproduction of quality signals and reduction of noise interference. Our Digicon(R) connector provides a high quality and easy to install component for installations.

     We also are a large supplier of other telecommunications products, including T1 and digital subscriber technology components, for broadband signals in traditional telephony architectures.

SUPPLIES AND SERVICES

     We provide the infrastructure products for fiber optic or coaxial networks built above ground (aerial) or underground. Operators with aerial system requirements may obtain galvanized steel cables or strand to support the transmission cables that run pole-to-pole as well as the support and attachment hardware necessary to complete the system. For underground systems, we also supply MONARCH(TM) underground vaults, pedestals, and conduit for plant build-out. Aerial and underground drop installations to subscriber premises needs are provided with Regal(R) taps, line and house passives. We provide a wide selection of products from tools, test equipment, power protection and other materials in order to meet the installation and operational needs for operators anywhere in the world.

SALES AND MARKETING

     Our sales force is divided into two groups, North American and International. Our North American sales force, in turn, is divided into one group that focuses on the seven largest multiple system operators, or MSOs, and a second group that focuses on smaller system operators, overbuilders, regional Bell telephone companies and major communications companies and competitive local exchange carriers. Our North American sales force is headquartered in both Duluth, Georgia and Denver, Colorado.

     Following our 2001 acquisition of Arris Interactive L.L.C. we significantly expanded our international sales organization to facilitate sales to customers previously served by Nortel Networks and to include sales of products for high-speed data and cable telephony. This expansion included sales offices in Barcelona, Spain (to service Southern Europe) and in Amsterdam, Netherlands (to service Northern Europe). A new sales and service office was also added in Japan, complementing our already existing Hong Kong office.

     We maintain an inside sales group that is responsible for regular phone contact, prompt order entry, timely and accurate delivery and effective sales administration for the many changes frequently required in any substantial rebuild or upgrade activity. In addition, the sales structure includes sales engineers and technicians that can assist customers in system design and specification and can promptly be on site to "trouble shoot" any problems as they arise during a project.

     We also have marketing and product management teams that focus on each of the various product categories and work with our engineers and various technology partners on new products and product improvements. These teams are responsible for inventory levels and pricing, delivery requirements, market demand and product positioning and advertising.

     We are committed to providing superior levels of customer service by incorporating innovative customer-centric strategies and processes supported by business systems designed to deliver differentiating product support and value-added services. We have implemented advanced customer relationship management programs and sophisticated information systems to bring additional value to our customers and provide significant value to our operations management. Through these information systems, we can provide our customers with product information ranging from operational manuals to the latest in order processing information. Through on-going development and refinement, these programs will help to improve our productivity and enable us to further improve our customer-focused services.

CUSTOMERS

     Although we do sell products to traditional telephone companies and our broadband products can be deployed not only by cable system operators, but also by traditional telephone companies, electric utilities and others, the substantial majority of our sales are to cable system operators. In 2001, as the US cable industry continued a trend toward consolidation, the seven largest multiple system operators control over 90% of the US cable market, thereby making our sales to those MSOs critical to our success. Internationally, the market is dominated by approximately ten cable system operators, comprised of US-based MSOs, government entities, and foreign-based multi-media owners. This group controls approximately 60% of the total international "addressable" market.

     Our sales are substantially dependent upon (1) a system operator's selection of our equipment, (2) demand for increased broadband services by subscribers, and (3) general capital expenditure levels by system operators. Although many of our non-Cornerstone products, e.g., transmission and outside plant equipment, are purchased by system operators that do not use Cornerstone technology, Cornerstone sales are critical to our success. Currently 30 MSOs utilize the Cornerstone product in 56 cities in 15 countries.

     According to Kagan World Media, as of June 2001, of the 107.6 million homes passed by the top twenty-five MSOs in the United States, only 17.5% subscribed to more than "basic cable." Therefore, substantial opportunity exists for demand-driven growth in the sales of our products. This demand is dependent, however, on subscriber demand for higher speed internet, alternative telephony, and other services requiring more sophisticated equipment.

     General capital expenditures by system operators are a product of many factors, including the general economy, competitive responses to their expansion by traditional telephone companies, consumer demand, cost and availability of capital. According to Gartner Dataquest, capital expenditures industry-wide increased from $179.7 billion in 1999 to $217.6 billion in 2000, and decreased to $210.7 billion in 2001, due to various factors. Industry analysts expect capital spending to increase as demand for broadband services increase and new technology is implemented -- such as the Cadant CMTS voice over IP system -- but there can be no assurances that this will occur.

     Our two largest customers are AT&T (including MediaOne Communications, which was acquired by AT&T during 2000) and Cox Communications. Their sales for 2001, 2000, and 1999 are set forth below:

                                             AT&T (INCLUDING MEDIA ONE)   COX COMMUNICATIONS
                                             --------------------------   ------------------
                                                              (IN MILLIONS)
2001 sales.................................            $237.9                   $113.5
2001 percentage of total sales.............              31.8%                    15.2%
2000 sales.................................            $431.5                   $117.9
2000 percentage of total sales.............              43.2%                    11.8%
1999 sales.................................            $391.1                   $ 58.5
1999 percentage of total sales.............              46.3%                     6.9%

     Other than Adelphia Communications Corp. and Insight, which accounted for approximately 8.1% and 5.3%, respectively, of ARRIS' total sales for 2001, no other customer provided more than 5% of ARRIS' total sales for the year ended December 31, 2001. Adelphia accounted for approximately 5% of ARRIS' total sales for December 31, 2000, and no other customer (other than AT&T and Cox Communications) provided more than 5% of ARRIS' total sales for the year ended December 31, 2000. No customer other than AT&T and Cox Communications provided more than 5% of ARRIS' total sales for the year ended December 31, 1999.

     Liberty Media Corporation, which had been a part of the Liberty Media Group of AT&T (whose financial performance was "tracked" by a separate class of AT&T stock), effectively controls approximately 10% of ARRIS' outstanding common stock on a fully diluted basis. In August 2001, AT&T spun off Liberty Media to the holders of its tracking stock, and AT&T subsequently no longer indirectly owns that interest in ARRIS.

     On December 19, 2001, AT&T Broadband and Comcast Corporation announced a definitive agreement to combine AT&T Broadband with Comcast.

RESEARCH AND DEVELOPMENT

     We are committed to the development of new technology in the evolving broadband market. New products are developed in our research and development laboratories in Duluth, Georgia; Andover, Massachusetts; and, as a result of our 2002 acquisition of Cadant, Inc., Lisle, Illinois. We also attempt to form strategic alliances with world-class producers of complementary technology to leverage its technologies and provide "best-in-class" solutions.

     Research and development expenses in 2001, 2000, and 1999 were approximately $54.5 million, $23.4 million, and $16.6 million, respectively. The increase in 2001 was attributable primarily to the inclusion of Arris Interactive's research and development activities beginning August 3, 2001. We expect that research and development expenses will increase in 2002 compared to 2001 due to the inclusion of Arris Interactive for the entire year and the development of new technologies from the recent acquisition of Cadant's assets.

     We believe that our future success depends on rapid adoption and implementation of Broadband local access industry specifications, as well as rapid innovation and introduction of technologies that provide service and performance differentiation. Examples of this include the industry-leading DOCSIS 1.1 qualified CMTS1500 products and Cadant C4 product line (which was acquired in January 2002), as well as the DOCSIS 1.1 certified Touchstone telephony modem and the embedded multi-media terminal adapter.

     We believe the demand for new services requiring intensive, high-touch processing and sophisticated management techniques will continue to increase. We also believe this standards-based market place will continue to exert significant pricing pressures. As a result, our product development activities are primarily directed at the following areas:

     - continued development of our IP-based products, such as the Cadant C4

     - the Touchstone telephony Modem product line

     - sharp focus on product cost and cost reduction

     - extensive partnerships with best-in-class Call Management and Network OSS vendors

     - network solution testing and end-to-end integration services

     We also continue to invest in the development of fiber optic products targeted at broadband local access for residential and small business needs.

INTELLECTUAL PROPERTY

     We have an aggressive program for protecting our intellectual property. The program consists of maintaining our portfolio of 99 issued patents (both US and foreign) and pursuing patent protection on new inventions (currently 83 patent applications are pending). In our effort to pursue new patents, we have created a process whereby employees may submit ideas of inventions for review by management. The review process evaluates each submission for novelty, detectability, and commercial value, and patent applications are filed on the inventions that meet the criteria. Our patents and patent applications generally are in the areas of optics, telecommunications hardware and software, and related technologies. Recent research and development has led to a number of patent applications in technology related to DOCSIS. The January 2002 purchase of the assets of Cadant resulted in the acquisition of 19 US patent applications, 7 PCT applications, 5 trademark applications, 1 US registered trademark and 5 registered copyrights. The Cadant patents are in the area of cable modems and cable modem termination systems.

     For critical technology that is not owned by us, we have a program for obtaining appropriate licenses with the industry leaders to ensure that the strongest possible patents support the licensed technology. In addition, we have formed strategic relationships with leading technology companies that will provide us with early access to technology and will help keep us at the forefront of its industry.

     We have a program for protecting and developing trademarks. The program consists of procedures for the use of current trademarks and for the development of new trademarks. This program is designed to ensure that our employees properly use those trademarks and any new trademarks that will develop strong brand loyalty and name recognition. This is intended to protect our trademarks from dilution or cancellation.

PRODUCT SOURCING AND DISTRIBUTION

     Formerly, we manufactured or assembled a substantial portion of our products. Manufacturing operations ranged from electro/mechanical, labor-intensive assembly to sophisticated electronic surface mount automated assembly lines. We operated five major manufacturing facilities as our primary method of product sourcing. However, during the third quarter of 2001, we made the decision to outsource most of our manufacturing and close four facilities located in El Paso, Texas and Juarez, Mexico. The closure of the factories is expected to be completed during the first half of 2002. Our remaining factory is a 130,000 square foot, ISO certified facility in Rock Falls, Illinois. This facility manufactures various outside plant equipment including T1 repeater cases and transition cable.

     Our decision to outsource manufacturing reflects the ongoing weakness in industry capital spending and our evaluation of under-performing assets. Our new product sourcing strategy centers around the use of contract manufacturers to subcontract production where the scale and capacity make it economical to do so. The facilities owned and operated by the contract manufacturers currently being used are located in the United States, Mexico and the Philippines. Our largest outsource manufacturers are Solectron and Mitsumi, located in Mexico and Japan, respectively. We distribute a substantial number of products that are not designed or trademarked by us in order to provide our customers with a comprehensive product offering. For instance, we distribute hardware and installation products. These products are distributed through regional warehouses in North Carolina, California and Rotterdam, Netherlands and through drop shipments from our contract manufacturers located throughout the world.

BACKLOG

     Our backlog consists of unfilled customer orders believed to be firm and long-term contracts that have not been completed. With respect to long-term contracts, we include in our backlog only amounts representing orders currently released for production or, in specific instances, the amount we expect to be released in the succeeding 12 months. The amount contained in backlog for any contract or order may not be the total amount of the contract or order. The amount of our backlog at any given time does not reflect expected revenues for any fiscal period. Our backlog at December 31, 2001 was approximately $132.8 million, at December 31, 2000 was approximately $209.5 million and at December 31, 1999 was approximately $105.4 million.

     We believe that substantially all of the backlog existing at December 31, 2001, will be shipped in 2002.

INTERNATIONAL OPPORTUNITIES

     We sell our products primarily in North America. Our international revenue is generated from Asia Pacific, Europe, Latin America and Canada. The Asia Pacific market includes Australia, China, Hong Kong, India, Indonesia, Japan, Korea, Malaysia, New Zealand, Philippines, Sampan, Singapore, Taiwan and Thailand. The European market includes France, Ireland, Italy, Netherlands, Portugal, Spain and the United Kingdom. Sales to international customers were approximately 14.6%, 8.5% and 6.4% of total sales for the years ended December 31, 2001, 2000 and 1999, respectively. International sales for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                     2001*           2000           1999
                                                  ------------   ------------   ------------
                                                                (IN THOUSANDS)
International region
  Asia Pacific..................................    $ 29,946       $15,500        $12,445
  Europe........................................      52,199        36,378         19,035
  Latin America.................................      20,531        29,232         19,545
  Canada........................................       6,232         3,820          3,347
                                                    --------       -------        -------
Total international sales.......................    $108,908       $84,930        $54,372
                                                    ========       =======        =======

* The year ended December 31, 2001 included approximately five months of international Cornerstone revenue. Under the previous joint venture agreement with Nortel Networks, ARRIS was not able to sell the Arris Interactive L.L.C. products internationally. This agreement terminated upon our acquisition of Nortel Networks' share of Arris Interactive L.L.C. on August 3, 2001.

     We believe that international opportunities exist and continues to strategically invest in worldwide marketing efforts, which have yielded some promising results in several regions. During 2001, our international group was actively engaged in replacing the Nortel Networks sales and support infrastructure that was in place with Arris Interactive L.L.C. We made some significant operational and geographical changes in the international marketplace. We consolidated our international offices and warehouses to the Netherlands from the United Kingdom to service all of Europe. We also opened a sales office in Chile to address the growing market in that region. We plan on expanding our international presence in the Far East by opening a sales and warehouse facility in Japan by the second quarter of 2002. We currently maintain sales offices in Argentina, Australia, Chile, China, Hong Kong, Mexico, Spain and the Netherlands.

COMPETITION

     All aspects of our business are highly competitive. The broadband communications industry itself is dynamic, requiring companies to react quickly and capitalize on change. We must retain skilled and experienced personnel, as well as, deploy substantial resources to meet the ever-changing demands of the industry. We compete with national, regional and local manufacturers, distributors and wholesalers including some companies larger than us. Our major competitors include:

     - ADC Telecommunications, Inc.

     - C-COR.net Corporation

     - Cisco Systems

     - Harmonic Inc.

     - Juniper Networks

     - Motorola, Inc.

     - Phillips

     - Riverstone Networks, Inc.

     - Scientific-Atlanta

     - Tellabs Inc.

     - Terayon Communication Systems

     Various manufacturers who are suppliers to us sell directly, as well as through distributors, into the cable marketplace. In addition, because of the convergence of the cable, telecommunications and computer industries and rapid technological development, new competitors are entering the cable market. Many of our competitors or potential competitors are substantially larger and have greater resources than us.

     Our products are marketed with emphasis on quality and are competitively priced. Product reliability and performance, superior and responsive technical and administrative support, and breadth of product offerings are key criteria for competition. Technological innovations and speed to market are an additional basis for competition.

EMPLOYEES

     As of February 28, 2002, we had 1,416 full-time employees of which approximately 66 were members of a union. We believe that we have maintained an excellent relationship with our employees. Our future success depends, in part, on our ability to attract and retain key executive, marketing, engineering and sales personnel. Competition for qualified personnel in the cable industry is intense, and the loss of certain key personnel could have a material adverse effect on us. We have entered into employment contracts with our key executive officers and have non-compete agreements with substantially all of our employees. We also have a stock option program that is intended to provide substantial incentives for our key employees to remain with us.

BACKGROUND AND HISTORY

     ARRIS is the successor to ANTEC Corporation. From its inception until its initial public offering in 1993, ANTEC was primarily a distributor of cable television equipment and was owned and operated by Anixter, Inc. Subsequently ANTEC completed several important strategic transactions and formed joint ventures designed to expand significantly its product offerings. Most recently, ANTEC formed a new holding company, ARRIS, and acquired Nortel Networks' interest in Arris Interactive L.L.C., which previously had been a joint venture between ANTEC and Nortel Networks.

     A synopsis of ARRIS' evolution:

     - 1969 -- Anixter entered the cable industry

     - 1987 -- Anixter acquired TeleWire Supply

     - 1988 -- Anixter and AT&T developed the first analog video laser transmitter for the cable industry (Laser Link 1)

     - 1991 -- ANTEC was established

     - 1993 -- ANTEC's initial public offering

     - 1994 -- ANTEC completed the acquisition of the following companies, which significantly expanded its product development and manufacturing capabilities:

      - Electronic System Products, Inc. ("ESP"), an engineering consulting firm with core capabilities in digital design, RF design and application specific integrated circuit development for the broadband communications industry

      - Power Guard, Inc., a manufacturer of power supplies and high security enclosures for broadband communications networks

      - Keptel, Inc., a designer, manufacturer and marketer of outside plant telecommunications and transmission equipment for both residential and commercial use, primarily by telephone companies

     - 1995 -- ANTEC and Nortel Networks formed Arris Interactive L.L.C., focused on the development, manufacture and sale of products that enable the provision of a broad range of telephone and data services over HFC architectures; ANTEC initially owned 25% and Nortel Networks owned 75% of the Arris Interactive joint venture

     - 1997 -- ANTEC acquired TSX Corporation, which provided electronic manufacturing capabilities and expanded the Company's product lines to include amplifiers and line extenders and enhanced laser transmitters and receivers and optical node product lines

     - 1998 -- ANTEC introduced the industry's first 1550 nm narrowcast transmitter and dense wavelength division multiplexing ("DWDM") optical transmission system

     - 1999 -- ANTEC completed the combination of the Broadband Technology Division of Nortel Networks, which is known as LANcity, with Arris Interactive, resulting in an increase in Nortel Networks' interest in the joint venture to 81.25% while ANTEC's interest was reduced to 18.75%

     - 1999 -- ANTEC introduced the industry's first 18 band block converter and combined that with the DWDM allowing 144 bands on a single fiber

     - 2001 -- ARRIS acquired all of Nortel Networks' ownership interest in Arris Interactive in exchange for approximately 49% of the common stock of a newly formed holding company, ARRIS, and a preferred membership interest in Arris Interactive.

     - 2001 -- ARRIS sold substantially all of its power product lines. During 2000, sales in those product lines were approximately $18.0 million, and during 2001 (through the date of the sale), sales were approximately $8.1 million. ARRIS continues as an authorized distributor and representative for these power product lines.

     - 2002 -- ARRIS acquired substantially all of the assets of Cadant, Inc., a privately held designer and manufacturer of next-generation cable modem termination systems

ITEM 2.  PROPERTIES

     We currently conduct our operations from 13 different locations; one of which we own, while the remaining 12 are leased. These facilities consist of sales and administrative offices, warehouses and manufacturing facilities totaling approximately 900,000 square feet. ARRIS' long-term leases expire at various dates through 2009. The principal properties are located in Ontario, California; Duluth, Georgia; Suwanee, Georgia; Englewood, Colorado; El Paso, Texas; Cary, North Carolina; Rock Falls, Illinois; and Juarez, Mexico. ARRIS believes that its current properties are adequate for its operations. During 2001, ARRIS began to implement a plan to expand on its manufacturing outsourcing strategy and close down the factories located in El Paso, Texas and Juarez, Mexico. The closure of the factories is anticipated to be complete during the first half of 2002. We currently are under lease obligations in three facilities, which we are not conducting operations in, however these facilities are subleased to third parties.

     A summary of our leased properties that are currently in use is as follows:

LOCATION                         DESCRIPTION              AREA (SQ. FT.)   LEASE EXPIRATION
--------                         -----------              --------------   -----------------
Ontario, California............  Warehouse                   191,853       December 31, 2003
Duluth, Georgia................  Office space                143,000       June 14, 2009
Rock Falls, Illinois...........  Manufacturing facility      108,550       April 30, 2002
Suwanee, Georgia...............  Office space                 97,319       February 28, 2007
Andover, Massachusetts.........  Office space                 75,037       July 7, 2004
Englewood, Colorado............  Warehouse/Office space       42,880       March 30, 2006
El Paso, Texas.................  Warehouse                    37,500       June 14, 2003
Lisle, Illinois*...............  Office space                 35,249       March 31, 2005
Greenville, Mississippi........  Warehouse                    30,000       May 31, 2002
Amsterdam......................  Office space                  6,181       December 31, 2004
Barcelona......................  Office space                  3,600       June 30, 2004
Tokyo..........................  Office space                  2,665       February 14, 2004

* This location is in relation to the Cadant acquisition, which occurred in January 2002.
---------------

     We own the following properties. These facilities have been pledged as collateral to secure payment of our credit facility. The following table sets forth the location and approximate square footage of each of our owned properties:

LOCATION                                             DESCRIPTION              AREA (SQ. FT.)
--------                                             -----------              --------------
Juarez, Mexico**...................................  Manufacturing facility      152,000
Cary, North Carolina...............................  Warehouse                   151,500

---------------

** We are not currently conducting operations out of this facility, due to the decision to outsource the manufacturing functions. This property is currently for sale.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not currently engaged in any litigation that it believes would have a material adverse effect on its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 2001, no matters were submitted to a vote of the Company's security holders.

                       EXECUTIVE OFFICERS OF THE COMPANY

NAME                                        AGE                         POSITION
----                                        ---                         --------
John M. Egan..............................  54    Chairman and Director
Robert J. Stanzione.......................  53    President, Chief Executive Officer and Director
Lawrence A. Margolis......................  53    Executive Vice President, Chief Financial Officer,
                                                  and Secretary
Gordon E. Halverson.......................  59    Executive Vice President and Chief Executive
                                                  Officer, TeleWire Supply
James D. Lakin............................  58    President, Broadband
Bryant K. Isaacs..........................  42    President, Network Technologies
Robert Puccini............................  40    President, TeleWire Supply
Ronald M. Coppock.........................  47    President, International
David B. Potts............................  44    Senior Vice President, Finance and Chief Information
                                                  Officer
Leonard E. Travis.........................  39    Vice President and Controller
James E. Knox.............................  64    General Counsel and Assistant Secretary
Michael H. Durant.........................  44    Treasurer

     John M. Egan joined the Company in 1973 and has been Chairman of ARRIS' Board of Directors since 1997. Mr. Egan was President and Chief Executive Officer of ARRIS and its predecessors from 1980 to December 31, 1999. On January 1, 2000, Mr. Egan stepped down from his role as Chief Executive Officer of ARRIS. He remains a full-time employee until June 2002. Mr. Egan is on the Board of Directors of the National Cable Television Association ("NCTA"), the Walter Kaitz Foundation, an association seeking to help the cable industry diversify its management workforce to include minorities, and has been actively involved with the Society of Cable Television Engineers and Cable Labs, Inc. Mr. Egan received the NCTA's 1990 Vanguard Award for Associates.

     Robert J. Stanzione has been President and Chief Executive Officer since January 1, 2000. From January 1998 through 1999, Mr. Stanzione was President and Chief Operating Officer of ARRIS. Mr. Stanzione has been a director of ARRIS since 1997. From October 1995 to December 1997, he was President and Chief Executive Officer of Arris Interactive. From 1969 to 1995, he held various positions with AT&T Corporation.

     Lawrence A. Margolis has been Executive Vice President, Chief Financial Officer and Secretary of ARRIS since 1992 and was Vice President, General Counsel and Secretary of Anixter, Inc., a global communications products distribution company, from 1986 to 1992 and General Counsel and Secretary of Anixter from 1984 to 1986. Prior to 1984, he was a partner at the law firm of Schiff, Hardin & Waite.

     Gordon E. Halverson has been Executive Vice President and Chief Executive Officer, of ARRIS TeleWire Supply since April 1997. From 1990 to April 1997, he was Executive Vice President, Sales of ARRIS. During the period 1969 to 1990, he held various executive positions with predecessors of ARRIS. He received the NCTA's 1993 Vanguard Award for Associates. Mr. Halverson is a member of the NCTA, Society of Cable Television Engineers, Illinois Cable Association, Cable Television Administration and Marketing Society.

     James D. Lakin has been President, ARRIS Broadband since the acquisition of Arris Interactive in August 2001. From October 2000 through August 2001, he was President and Chief Operating Officer of Arris Interactive. From November 1995 until October 2000, Mr. Lakin was Chief Marketing Officer of Arris Interactive. Prior to 1995, he held various executive positions with Compression Labs, Inc. and its successor General Instrument Corporation.

     Bryant K. Isaacs has been President of ARRIS Network Technologies since September 2000. Prior to joining ARRIS, he was Founder and General Manager of Lucent Technologies' Wireless Communications Networking Division in Atlanta from 1997 to 2000. From 1995 through 1997, Mr. Isaacs held the position of Vice President of Digital Network Systems for General Instrument Corporation where he was responsible for developing international business strategies and products for digital video broadcasting systems.

     Robert Puccini has been President of ARRIS TeleWire Supply since 1999, and prior to that served as Chief Financial Officer of TeleWire for two years. Mr. Puccini brings 20 years of experience in the cable television industry to ARRIS TeleWire Supply. He has held various accounting and controller positions within the former Anixter and ANTEC Corporations. Most recently, Puccini served as Vice President, Project Management for the company's AT&T account. Mr. Puccini is a CPA and received a bachelor's degree from DePaul University.

     Ronald M. Coppock has been President of ARRIS International since January 1997 and was formerly Vice President International Sales and Marketing for TSX Corporation. Mr. Coppock has been in the cable television and satellite communications industry for over 20 years, having held senior management positions with Scientific Atlanta, Pioneer Communications and Oak
Communications. Mr. Coppock is an active member of the American Marketing Association, Kappa Alpha Order, Cystic Fibrosis Foundation Board, and the Auburn University Alumni Action Committee.

     David B. Potts has been the Senior Vice President of Finance and Chief Information Officer since the acquisition of Arris Interactive, L.L.C. in August 2001. Prior to joining ARRIS, he was Chief Financial Officer of Arris Interactive from 1995 through 2001. From 1984 through 1995, Mr. Potts held various executive management positions with Nortel Networks including Vice President and Chief Financial Officer of Bell Northern Research in Ottawa and Vice President of Mergers and Acquisitions in Toronto. Prior to Nortel Networks Mr. Potts was with Touche Ross in Toronto. Mr. Potts is a member of the Institute of Chartered Accountants in Canada.

     Leonard E. Travis has been Vice President and Controller of ARRIS since March 2001. From 1998 through 2001, he was the Finance Director -- Europe of RELTEC Corporation and the Vice President of Finance of Marconi
Services --Americas, a division of RELTEC's successor, Marconi, Plc. Prior to 1998, Mr. Travis held various controller positions in finance and operations at RELTEC Corporation. Prior to RELTEC, Mr. Travis was with Material Sciences and Ernst & Whinney. Mr. Travis is a CPA and a CMA.

     James E. Knox has been General Counsel and Assistant Secretary since February 1996. He has been Senior Vice President and Secretary of Anixter International Inc. since 1986 and was a partner of the law firm of Mayer, Brown & Platt from 1992 to 1996.

     Michael H. Durant has been Treasurer since the acquisition of Arris Interactive in August 2001. Prior to joining ARRIS, he was the Controller of Arris Interactive L.L.C. from 2000 through 2001. Mr. Durant held various roles at Bay Networks and its successor, Nortel Networks from 1996 to 2000, and served as the Chief Financial Officer of LANcity from 1995 through 1996. Prior to 1995, Mr. Durant held several finance and operations positions with EDS.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     Beginning on August 6, 2001, ARRIS' common stock trades on the Nasdaq National Market System under the symbol "ARRS". Prior to the ARRIS reorganization, on August 3, 2001, the Company's common stock traded on the Nasdaq National Market System under the symbol "ANTC". (See Note 16 of Notes to the Consolidated Financial Statements.) The following table reports the high and low trading prices per share of the Company's common stock as listed on the Nasdaq National Market System:

                                                               HIGH     LOW
                                                              ------   ------
2000
First Quarter...............................................  $61.25   $28.94
Second Quarter..............................................   57.00    34.38
Third Quarter...............................................   50.00    20.44
Fourth Quarter..............................................   29.75     6.88
2001
First Quarter...............................................  $14.38   $ 6.63
Second Quarter..............................................   15.76     5.25
Third Quarter...............................................   13.59     2.68
Fourth Quarter..............................................   11.65     3.18

     ARRIS has not paid dividends on its common stock since its inception. The Company's primary loan agreement contains covenants that prohibit the Company from paying dividends. (See Note 7 of the Notes to the Consolidated Financial Statements.)

     As of February 28, 2002, there were approximately 163 holders of record of ARRIS common stock. This number excludes shareholders holding stock under nominee or street name accounts with brokers.

ITEM 6.  SELECTED CONSOLIDATED HISTORICAL FINANCIAL DATA

     The selected consolidated financial data as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001 set forth below are derived from the accompanying audited consolidated financial statements of ARRIS, and should be read in conjunction with such statements and related notes thereto. The selected consolidated financial data as of December 31, 1999, 1998 and 1997 and for the years ended December 31, 1998 and 1997 is derived from audited consolidated financial statements that have not been included in this filing. The historical consolidated financial information is not necessarily indicative of the results of future operations and should be read in conjunction with ARRIS' historical consolidated financial statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this document. See
Note 15 of the Notes to the Consolidated Financial Statements for a summary of our quarterly consolidated financial information.

                                           2001        2000       1999       1998       1997
                                         ---------   --------   --------   --------   --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED OPERATING DATA:
  Net sales............................  $ 747,670   $998,730   $844,756   $546,767   $480,078
  Cost of sales(1)(4)(5)(6)(7).........    628,700    812,958    679,774    404,999    365,860
                                         ---------   --------   --------   --------   --------
  Gross profit.........................    118,970    185,772    164,982    141,768    114,218
  Selling, general, administrative and
     development expenses(2)(5)(7).....    165,670    133,988    111,937    105,643    110,803
  Amortization of goodwill.............      4,872      4,917      4,946      4,910      4,927
  Amortization of intangibles..........      7,012         --         --         --         --
  In-process R&D write-off(8)..........     18,800         --         --         --         --
  Restructuring and other(1)(3)(4).....     36,541         --      5,647      9,119     21,550
                                         ---------   --------   --------   --------   --------
  Operating (loss) income..............   (113,925)    46,867     42,452     22,096    (23,062)
  Interest expense.....................      9,315     11,053     12,406      9,337      6,264
  Membership interest..................      4,110         --         --         --         --
  Other expense (income), net..........     10,142         87       (745)      (977)      (348)
  Loss on marketable securities........        767        773        275         --         --
                                         ---------   --------   --------   --------   --------
  (Loss) income before income taxes and
     extraordinary loss................   (138,259)    34,954     30,516     13,736    (28,978)
  Income tax expense (benefit)(10).....     27,619     14,285     13,806      7,911     (7,534)
                                         ---------   --------   --------   --------   --------
  Net (loss) income before
     extraordinary loss................   (165,878)    20,669     16,710      5,825    (21,444)
  Extraordinary loss(9)................      1,853         --         --         --         --
                                         ---------   --------   --------   --------   --------
  Net (loss) income....................  $(167,731)  $ 20,669   $ 16,710   $  5,825   $(21,444)
                                         =========   ========   ========   ========   ========
CONSOLIDATED BALANCE SHEET DATA:
  Working capital......................  $ 250,862   $305,921   $255,000   $200,194   $133,302
  Total assets.........................    752,115    731,495    700,541    532,645    443,883
  Long-term debt.......................    115,000    204,000    183,500    181,000     72,339
  Stockholders' equity.................    414,543    341,902    309,338    249,778    295,785
NET (LOSS) INCOME PER COMMON SHARE:
  Basic................................  $   (3.13)  $   0.54   $   0.46   $   0.16   $  (0.55)
                                         =========   ========   ========   ========   ========
  Diluted..............................  $   (3.13)  $   0.52   $   0.43   $   0.15   $  (0.55)
                                         =========   ========   ========   ========   ========
  Dividends paid.......................  $      --   $     --   $     --   $     --   $     --
                                         =========   ========   ========   ========   ========

     The Company believes that cash loss, cash loss per share, and cash loss excluding unusual items are additional meaningful measures of operating performance. However, this information will necessarily be different from comparable information provided by other companies and should not be used as an alternative to our operating and other financial information as determined under accounting principles generally accepted in the United States. This table should not be considered in isolation or as a measure of a company's profitability or liquidity.

CALCULATION OF CASH EARNINGS, EXCLUDING UNUSUAL ITEMS:

                                                                  2001          2000
                                                              ------------   ----------
                                                              (IN THOUSANDS, EXCEPT PER
                                                                     SHARE DATA)
NET (LOSS) INCOME, INCLUDING UNUSUAL ITEMS..................   $(167,731)     $20,669
Add back: Goodwill amortization.............................      11,884        4,917
                                                               ---------      -------
                                                                (155,847)      25,586
UNUSUAL ITEMS:
Impacting gross profit
  Inventory write-offs(1)(7)................................     (27,834)      (3,500)
  Write-down of the Powering product line assets(7).........      (5,834)          --
  Severance related to workforce reduction(5)...............      (1,275)          --
  One-time warranty expense for specific product(6).........      (4,700)          --
  Write-off of assets related to Argentinean customer(12)...      (4,388)          --
Impacting operating (loss) income
  Pension curtailment gain(2)...............................          --        2,108
  Severance related to workforce reduction(5)...............      (3,756)          --
  Restructuring and impairment charges:
     Severance related to factory closure(7)................      (7,479)          --
     Impairment of fixed assets(7)..........................     (14,972)          --
     Impairment of goodwill -- Powering(7)..................      (5,877)          --
     Lease commitments(7)...................................      (3,521)          --
     Facilities shutdown expenses(7)........................      (4,692)          --
  Write-off of acquired in-process R&D(8)...................     (18,800)          --
Impacting net (loss) income
  Gain (loss) on marketable securities(9)...................        (767)        (773)
  Write-off of deferred financing costs.....................      (1,853)          --
  Third quarter valuation allowance adjustment for deferred
     taxes..................................................     (38,117)          --
  Related tax effect on all items, as applicable............       4,367          (75)
                                                               ---------      -------
     NET EFFECT OF UNUSUAL ITEMS............................    (139,498)      (2,240)
     NET CASH (LOSS) INCOME, EXCLUDING UNUSUAL ITEMS........   $ (16,349)     $27,826
                                                               =========      =======
     NET CASH (LOSS) INCOME PER COMMON SHARE -- DILUTED.....   $   (0.30)     $  0.70
                                                               =========      =======

---------------

 (1) In 1999, ARRIS recorded pre-tax charges of approximately $16.0 million in conjunction with the closure of its New Jersey facility and the discontinuance of certain products. The charges included approximately $2.6 million related to personnel costs and approximately $3.0 million related to lease termination and other costs. The charges also included an inventory write-down of approximately $10.4 million reflected in cost of sales. In 2000, ARRIS recorded an additional $3.5 million pre-tax charge to cost of sales related to the 1999 reorganization. (See Note 4 of the Notes to the Consolidated Financial Statements.)

 (2) In 2000, ARRIS recorded a pre-tax gain of $2.1 million as a result of the curtailment of ARRIS' defined benefit pension plan. (See Note 13 of the Notes to the Consolidated Financial Statements.)

 (3) In 1998, ARRIS recorded pre-tax charges of approximately $10.0 million in conjunction with the consolidation of its corporate and administrative functions. The charges included approximately $7.6 million related to personnel costs and approximately $2.4 million related to lease termination and other costs. (See Note 4 of the Notes to the Consolidated Financial Statements.)

 (4) In 1997 ARRIS recorded pre-tax charges of approximately $28.0 million in connection with its acquisition of TSX Corporation. The charges included are inventory, write-downs of approximately $6.5 million reflected in cost of sales. The acquisition was accounted for as a pooling of interests.

 (5) During 2001, ARRIS significantly reduced its overall employment levels. This resulted in a pre-tax charge to cost of sales of approximately $1.3 million for severance and related costs and a pre-tax charge of $3.7 million to operating expenses.

 (6) During 2001, a one-time warranty expense relating to a specific product was recorded, resulting in a pre-tax charge of $4.7 million for the expected replacement cost of this product. ARRIS does not anticipate any further warranty expenses to be incurred in connection with this product.

 (7) In 2001, in connection with the outsourcing of most of its manufacturing functions, ARRIS recorded pre-tax restructuring and impairment charges of approximately $66.2 million. Included in these charges was approximately $32.0 million related to the write-down of inventories, and remaining warranty and purchase order commitments of approximately $1.7 million were charged to cost of goods sold. Also included in these charges was approximately $5.7 million related to severance and associated personnel costs, $5.9 million related to the impairment of goodwill due to the sale of the power product lines, $14.8 million related to the impairment of fixed assets, and approximately $6.1 million related to lease terminations of factories and office space and other shutdown expenses. (See Note 4 of the Notes to the Consolidated Financial Statements.)

 (8) During 2001, ARRIS recorded a pre-tax write-off of in-process R&D of $18.8 million in connection with the Arris Interactive L.L.C. acquisition. (See
     Note 16 of the Notes to the Consolidated Financial Statements.)

 (9) During 2001, ARRIS recorded pre-tax charges of $1.9 million as an extraordinary loss on the extinguishment of debt in accordance with EITF 96-19 Debtor's Accounting for a Modification or Exchange of Debt Instruments. The amount reflected unamortized deferred finance fees related to a loan agreement, which was replaced in connection with the Arris Interactive L.L.C. acquisition. (See Note 7 of the Notes to the Consolidated Financial Statements.)

(10) As a result of the restructuring and impairment charges during the third quarter of 2001, a valuation allowance of approximately $38.1 million against deferred tax assets was recorded in accordance with FASB Statement No. 109, Accounting for Income Taxes. (See Note 4 of Notes to the Consolidated Financial Statements.) This is offset by approximately $4.4 million of related taxes associated with the unusual items.

(11) In the fourth quarter of 2001, ARRIS closed a research and development facility in Raleigh, North Carolina and recorded a $4.0 million charge related to severance and other costs associated with closing that facility.

(12) Due to the economic disturbances in Argentina, we recorded a write-off of $4.4 million related to unrecoverable amounts due from a customer in that region during the fourth quarter of 2001.

(13) Because the Company's investment in Lucent and Avaya stock are considered trading securities held for resale, they are required to be carried at their fair market value with any gains or losses being included in earnings. In calculating the fair market value of the Lucent and Avaya investments and including $1.3 million of impairment losses on investments available for sale in 2000, the Company recognized pre-tax losses of $0.8 million and $0.8 million, as of December 31, 2001 and 2000, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Management's Discussion and Analysis of Financial Condition and Results of Operations discusses ARRIS' Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to customer incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, financing operations, warranty obligations, restructuring costs, retirement benefits, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

     (a) Inventories

     Our largest tangible asset is inventory, which net of reserves aggregated $188.0 million as of December 31, 2001. Inventory is reflected in our financial statements at the lower of average, approximating first-in, first-out cost or market value. We continuously reevaluate future usage of product and where supply exceeds demand, we establish a reserve. In reviewing inventory valuations we also review for excess and obsolete items. This requires us to estimate future usage, which, in an industry where rapid technological changes and significant variations in capital spending by system operators are prevalent, is difficult. As a result, to the extent that we have overestimated future usage of inventory, the value of that inventory on our financial statements may be overstated and when we recognize that overestimate we will have to adjust for that overstatement through an increase in cost of sales in a future period.

     b) Accounts Receivable

     We establish a reserve for doubtful accounts based upon our historical experience in collecting accounts receivable. A majority of our accounts receivable are from a few large cable system operators, either with investment rated debt outstanding or with substantial financial resources, and have very favorable payment histories. As a result, our reserve is small relative to our level of accounts receivable. Unlike businesses with relatively small individual accounts receivables from a large number of customers, if we were to have a collectibility problem with one of our major customers, it is possible that the reserve that we have established will not be sufficient.

     (c) Investments

     Prior to March 1999, we owned a 25% interest in Arris Interactive L.L.C., a joint venture with Nortel Networks ("Nortel") that was accounted for under the equity method. Arris Interactive L.L.C. was focused on the development, manufacture and sale of products that enable the provision of a broad range of telephone and data services over hybrid fiber-coax systems. From March 1999 to August 2001 we owned an 18.75% interest in Arris Interactive L.L.C., which was accounted for on the cost method.

     In connection with the Arris Interactive L.L.C. acquisition, the quarters ended March 31, 2001 and June 30, 2001 were restated in accordance with Accounting Principles Board ("APB") No. 18, The Equity Method of Accounting for Investments in Common Stock. This APB states that an investment in common stock of an investee that was previously accounted for by the cost method becomes qualified for use of the equity method by an increase in the level of ownership. We adopted the use of the equity method upon acquisition of Nortel's portion of Arris Interactive L.L.C., and all prior periods presented have been adjusted retroactively to reflect the equity method of accounting. During 2000, Arris Interactive L.L.C. recorded net income. However, in the periods prior to 2000, Arris Interactive L.L.C. incurred net losses, of which we did not recognize our proportionate share due to our investment in Arris Interactive L.L.C being reduced to zero. APB No. 18 states that the Company should recognize gains only after its share of net income equals its share of net losses not recognized. Our share of Arris Interactive's net income in 2000 did not exceed the losses unrecognized in previous years, and therefore, these periods have not been restated. However, during the periods ending March 31, 2001 and June 30, 2001, Arris Interactive L.L.C. recorded net losses. We have restated, under the equity method of accounting, these periods to reflect our share of the losses due to our investment in and advances to Arris Interactive at December 31, 2000 being sufficient to record such losses.

     (d) Goodwill and Long-Lived Assets

     Goodwill relates to the excess of cost over net assets resulting from an acquisition. Goodwill resulting from the 1986 acquisition of Anixter (ARRIS' former owner) by Anixter International was allocated to ARRIS based on ARRIS' proportionate share of total operating earnings of Anixter for the period subsequent to the acquisition. Goodwill also has resulted from acquisitions of business by Anixter and ARRIS subsequent to 1986 that now are owned by ARRIS.

     ARRIS assesses the recoverability of goodwill and other long-lived assets whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. If expected future undiscounted cash flows from operations are less than a business' carrying amount, an asset is determined to be impaired, and a loss is recorded for the amount by which the carrying value of the asset exceeds its fair value. Fair value is based on discounting estimated future cash flows or using other valuation methods as appropriate. Non-cash amortization expense is being recognized as a result of amortization of goodwill on a straight-line basis over a period of 40 years from the respective dates of acquisition. The estimation of future cash flows is critical to the valuation of goodwill. Our industry is subject to rapid technological changes and significant variations in capital spending by system operators. As a result, estimations of future cash flows are difficult, and to the extent that we have overestimated those cash flows we also may have underestimated the need to reduce any attendant goodwill.

     Effective January 1, 2002, we will adopt Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. In general, SFAS No. 142 requires that during 2002 we assess the fair value of the net assets underlying our acquisition related goodwill on a business by business basis. Where that fair value is less than the related carrying value, we will be required to reduce the amount of the goodwill. These reductions will be made retroactive to January 1, 2002. SFAS No. 142 also requires that we discontinue the amortization of our acquisition related goodwill.

     As of December 31, 2001, our financial statements included acquisition related goodwill of $259.1 million, net of previous amortization. Although the process of implementing Statement No. 142 will take several more months, we preliminarily believe that a portion of this goodwill may be impaired and may need to be reduced. In addition, we no longer will be amortizing acquisition related goodwill, which aggregated $4.9 million in 2001, 2000, and 1999.

     As of December 31, 2001, our financial statements included intangibles of $44.5 million, net of amortization of $7.0 million. These intangibles are related to the existing technology acquired from Arris Interactive L.L.C. on August 3, 2001, and will be amortized over a three year period. The valuation process to determine the fair market value of the existing technology was performed by an outside valuation service. The value assigned was calculated using an income approach utilizing the cash flow generated by this technology.

     (e) Warranty

     ARRIS provides, by a current charge to cost of sales in the period in which the related revenue is recognized, an amount it estimates will be needed to cover future warranty obligations. This estimate is based upon historical experience. In the event of an unusual warranty claim, the amount of the reserve may not be sufficient. For instance, in 2001 ARRIS had a one-time warranty expense related to a single product and recorded a one-time charge of $4.7 million against cost of sales in connection with it. To the extent that other unexpected warranty claims occur in the future, the reserves that ARRIS has established may not be sufficient, cost of sales may have been understated, and a charge against future costs of sales may be necessary.

     (f) Income Taxes

     ARRIS uses the liability method of accounting for income taxes, which requires recognition of temporary differences between financial statement and income tax basis of assets and liabilities, measured by enacted tax rates.

     ARRIS established a valuation allowance in accordance with the provisions of FASB Statement No. 109, Accounting for Income Taxes. The Company continually reviews the adequacy of the valuation allowance and recognizes the benefits of deferred tax assets only as reassessment indicates that it is more likely than not that the deferred tax assets will be realized.

OVERVIEW

     Last year was a year of significant change. Our industry experienced a significant reduction in capital spending beginning at the end of 2000 that was with us throughout 2001. Nortel Networks, our partner in Arris Interactive, L.L.C., decided to exit that business, thereby providing us the opportunity to purchase its interest in the joint venture. In December of 2001, we agreed to purchase the business of Cadant Inc., a manufacturer of cable modem termination systems that had developed a leading design in the industry for the critical component in a voice over IP telephony system. We also refocused our business on our core skills by substantially exiting manufacturing. We now outsource most of our manufacturing to some of the leading contract manufacturers of electronic products. Further, we have reduced workforce and other operating expenses throughout our organization. As a result of these efforts, we believe that we are well positioned for 2002.

     Set forth below is a more detailed description of how our business performed over the last two years. We urge you to read it carefully together with the financial statements and description of our business that are included in this report. You should be aware, however, that as a result of our acquisition of Arris Interactive on August 3, 2001, our business has changed significantly and our historical results of operations will not be as indicative of future results of operations as they otherwise might be. Some of these differences are discussed below.

ACQUISITION OF ARRIS INTERACTIVE L.L.C.

     On August 3, 2001, we completed the acquisition from Nortel of the portion of Arris Interactive that we did not own. Arris Interactive was a joint venture formed by Nortel and us in 1995, and immediately prior to the acquisition we owned 18.75% and Nortel owned the remainder. As part of this transaction:

     - A new holding company, ARRIS, was formed

     - ANTEC, our predecessor, merged with a subsidiary of ARRIS and the outstanding ANTEC common stock was converted, on a share-for-share basis, into common stock of ARRIS.

     - Nortel and the Company contributed to Arris Interactive approximately $131.6 million in outstanding indebtedness and adjusted their ownership percentages in Arris Interactive to reflect these contributions

     - Nortel exchanged its remaining ownership interest in Arris Interactive for 37 million shares of ARRIS common stock (approximately 49.2% of the total shares outstanding following the transaction) and a subordinated redeemable preferred interest in Arris Interactive with a face amount of $100 million

     - ANTEC, now a wholly-owned subsidiary of ARRIS, changed its name to Arris International, Inc.

     In connection with this transaction, our bank indebtedness was refinanced on August 3, 2001. The new facility is an asset-based revolving credit facility, which permits us to borrow up to $175.0 million based upon availability under a borrowing base calculation.

     Following the transactions, Nortel designated two new members to our board of directors. Nortel's ownership interest in ARRIS is governed in part, by an Investor Rights Agreement that is filed as an exhibit in [ITEM 14(a) 3] Exhibit List.

ACQUISITION OF CADANT, INC.

     On January 8, 2002, we completed our acquisition of substantially all of the assets of Cadant, Inc., a privately held designer and manufacturer of next generation cable modem termination systems. Under the terms of the transaction, we paid 5.25 million shares of our common stock and assumed $17 million in liabilities in exchange for the assets. We also agreed to pay up to 2.0 million additional shares based upon future sales of the CMTS product.

INDUSTRY CONDITIONS

     ARRIS' performance is largely dependent on capital spending for constructing, rebuilding, maintaining and upgrading broadband communications systems. After a period of intense consolidation and rapid stock-price acceleration within the industry during 1999, the fourth quarter of 2000 brought a sudden tightening of credit availability throughout the telecommunications industry and a broad-based and severe drop in market capitalization for the sector during the period. This caused broadband system operators to become more judicious in their capital spending, adversely affecting us and other equipment providers, generally.

     In response to this downturn, we significantly reduced expense levels, including workforce reductions during the first quarter of 2001 and the more significant reductions announced and implemented in April 2001. The actions taken in April resulted in a pre-tax charge of approximately $5.0 million in the second quarter of 2001 for severance and related separation costs, and we reduced overall employment levels by approximately 545 employees. Additionally, as part of our continuing review and evaluation of underperforming assets to assess their long-term strategic role within ARRIS, as well as strategic opportunities we face, we restructured our manufacturing operations and are in the process of implementing an outsourcing strategy. This manufacturing restructuring resulted in the closure of four factories in El Paso, Texas and Juarez, Mexico and the termination of 807 employees. The outsourcing is anticipated to be completed during the first half of 2002.

RESULTS OF OPERATIONS

     The following table sets forth ARRIS' key operating data as a percentage of net sales:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2001      2000      1999
                                                              ------    ------    ------
Net sales...................................................  100.0%    100.0%    100.0%
Cost of sales...............................................   84.1      81.4      80.5
                                                              -----     -----     -----
Gross profit................................................   15.9      18.6      19.5
Selling, general, administrative and development expenses...   22.2      13.4      13.2
In process R&D write-off....................................    2.5        --        --
Restructuring and impairment charges........................    4.9        --        --
Amortization of goodwill....................................    0.7       0.5       0.6
Amortization of intangibles.................................    0.9        --        --
Restructuring and other.....................................     --        --       0.7
                                                              -----     -----     -----
Operating (loss) income.....................................  (15.3)      4.7       5.0
Interest expense............................................    1.2       1.1       1.4
Membership interest.........................................    0.5        --        --
Other (income) expense, net.................................    1.4        --        --
Loss on marketable securities...............................    0.1       0.1        --
                                                              -----     -----     -----
(Loss) income before income tax expense and extraordinary
  loss......................................................  (18.5)      3.5       3.6
Income tax expense..........................................    3.7       1.4       1.6
                                                              -----     -----     -----
Net income before extraordinary loss........................  (22.2)       --        --
Extraordinary loss..........................................    0.2        --        --
                                                              -----     -----     -----
Net (loss) income...........................................  (22.4)%     2.1%      2.0%
                                                              =====     =====     =====

SIGNIFICANT CUSTOMERS

     Our two largest customers are AT&T (including MediaOne Communications, which was acquired by AT&T during 2000) and Cox Communications.

                                              AT&T (INCLUDING MEDIA ONE)   COX COMMUNICATIONS
                                              --------------------------   ------------------
                                                           (DOLLARS IN MILLIONS)
2001 sales..................................            $237.9                   $113.5
2001 percentage of total sales..............             31.8%                    15.2%
2000 sales..................................            $431.5                   $119.0
2000 percentage of total sales..............             43.2%                    11.9%
1999 sales..................................            $391.1                   $ 58.5
1999 percentage of total sales..............             46.3%                     6.9%

     Other than Adelphia Communications Corp. and Insight, which accounted for approximately 8.1% and 5.3% of ARRIS' total sales for 2001, no other customer provided more than 5% of ARRIS' total sales for the year.

     Liberty Media Corporation, which had been a part of the Liberty Media Group of AT&T (whose financial performance was "tracked" by a separate class of AT&T stock), effectively controls approximately 10% of the Company's outstanding common stock on a fully diluted basis. In August 2001, AT&T spun off Liberty Media to the holders of its tracking stock, and AT&T subsequently no longer indirectly owns that interest in the Company.

     On December 19, 2001, AT&T Broadband and Comcast Corporation announced a definitive agreement to combine AT&T Broadband with Comcast.

COMPARISON OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

     Net Sales. ARRIS' sales for 2001 decreased by 25.1% to $747.7 million, as compared to sales levels achieved in 2000. The reduction generally was the result of the widespread slowdown in telecommunications infrastructure spending. The slowdown in spending began in the fourth quarter of 2000 and continued throughout 2001. All of our product categories experienced the reduction.

     Our products and services are summarized in three new product categories instead of the previous four categories: broadband (previously cable telephony and internet access); transmission, optical, and outside plant; and supplies and services. All prior period amounts have been aggregated to conform to the new product categories.

     - Broadband product revenues increased by approximately 18.0% to $368.5 million. Broadband product revenues accounted for approximately 49.3% of 2001 sales as compared to 31.3% for 2000. However, revenues in 2001 included approximately $30.0 million of sales to AT&T that were carried over from the fourth quarter of 2000. Further, 2001 included five months of additional international revenues due to the acquisition of Arris Interactive, L.L.C. on August 3, 2001.

     - Transmission, optical and outside plant product revenues decreased by approximately 46.8% to $227.8 million. This revenue accounted for approximately 30.5% of 2001 sales as compared to 42.8% for 2000. Although all product lines within this category experienced a decline in sales year-over-year, the areas with the most significant decreases included optronics & nodes, RF, and taps, which decreased by approximately 49.7%, 73.8%, and 61.6%, respectively.

     - Supplies and services product revenues decreased by approximately 41.4% to $151.4 million. Supplies and services product revenue accounted for approximately 20.2% of 2001 sales as compared to 25.9% for 2000. Engineering service revenue in 2001 decreased approximately 34.7%. We also experienced reduced sales of other product lines within this category, including fiber optic cable, outside plant, and installation materials and tools, which decreased by approximately 61.4%, 49.7%, and 23.3%, respectively.

     International sales increased 28.2% to $108.9 million. This increase was primarily the result of the addition of international sales of the Cornerstone product line following our August 3, 2001 acquisition of Arris Interactive. Under a previous agreement with Nortel, ARRIS had not been able to sell Cornerstone products internationally. International sales in 2001 represented approximately 14.6% of total sales, as compared to international sales of 8.5% of the Company's total revenue in 2000.

     Gross Profit. Gross profit decreased to $119.0 million in 2001 from $185.8 million in 2000. Gross profit margins for the year ended December 31, 2001 decreased 2.7 percentage points to 15.9% as compared to 18.6% for 2000. As a result of the planned restructuring of manufacturing operations, approximately $27.8 million of inventory related to the factories was written down, $5.8 million was incurred with the sale of the powering product line assets, severance costs of approximately $1.3 million were incurred in connection with the workforce reduction program incurred at the factory level, a one-time warranty expense of $4.7 million for a specific product, and due to the economic disturbances in Argentina, we recorded a write-off of $4.4 million (reflected in the cost of sales) related to unrecoverable amounts due from a customer in that region during 2001. During 2000, ARRIS recorded an additional $3.5 million charge for product discontinuation costs, as an increase to cost of goods sold, related to the reorganization that occurred in the fourth quarter of 1999. However, after adjusting for unusual items in 2001 and 2000 the gross profit margins for 2001 and 2000 would have been approximately 21.8% and 19.0%, respectively.

     The Company believes that excluding unusual items is a meaningful measure of operating performance. However, this information will necessarily be different from comparable information provided by other companies and should not be used as an alternative to our operating and other financial information as determined under accounting principles generally accepted in the United States. This table should not be considered in isolation or in accordance with generally accepted accounting principles, or as a measure of a company's profitability or liquidity. The table below summarizes the effects of the unusual items on our gross profit margin:

                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
GROSS PROFIT BEFORE ADJUSTING FOR UNUSUAL ITEMS.............  $118,970   $185,772
UNUSUAL ITEMS:
  Inventory write-offs......................................    27,834      3,500
  Write-down of the Powering product line assets............     5,834         --
  Severance related to workforce reduction..................     1,275         --
  One-time warranty expense for specific product............     4,700         --
  Write-off of assets related to Argentinean customer.......     4,388         --
                                                              --------   --------
GROSS PROFIT AFTER ADJUSTING FOR UNUSUAL ITEMS..............  $163,001   $189,272
                                                              ========   ========

     Selling, General, Administrative, and Development ("SGA&D")
Expenses. SGA&D expenses increased to $165.7 million from $134.0 million. SGA&D expenses for 2001 included approximately $3.7 million of severance costs related to workforce reductions. The SGA&D expenses for the year ended December 31, 2000 included a one-time pre-tax gain of $2.1 million realized as a result of employee elections associated with a new and enhanced benefit plan and the resultant effect on the Company's defined benefit pension plan. Excluding the effects of these charges, the expenses for 2001 and 2000 would have been $162.0 million and $136.1 million, respectively. This year-over-year increase is primarily the result of the additional expenses for five months following the acquisition of Arris Interactive.

     Restructuring and Impairment Charges. In the fourth quarter of 2001, ARRIS closed a research and development facility in Raleigh, North Carolina and recorded a $4.0 million charge related to severance and other costs associated with closing that facility. In the third quarter of 2001, the Company announced a restructuring plan to outsource the functions of most of its manufacturing facilities. This decision to reorganize was due in part to the ongoing weakness in industry spending patterns. The plan entails an expanded manufacturing outsourcing strategy and the related closure of the four factories located in El Paso, Texas and Juarez, Mexico. The closure of the factories is anticipated to be complete during the first half of 2002. As a result, we recorded restructuring and impairment charges of $32.5 million. Included in these charges was approximately $5.7 million related to severance and associated personnel costs, $5.9 million related to the impairment of goodwill due to the pending sale of the power product lines, $14.8 million related to the impairment of fixed assets, and approximately $6.1 million related to lease termination and other shutdown expenses of factories and office space. The personnel-related costs included termination expenses for the involuntary dismissal of 807 employees, primarily engaged in production and assembly functions performed at the facilities. ARRIS offered terminated employees separation amounts in accordance with our severance policy and provided the employees with specific separation dates. The severance and associated personnel costs will be paid upon closure of the factories. As of December 31, 2001, approximately $14.9 million of expenses relating to the restructuring and impairment charges remained in our restructuring accrual.

     In accordance with FASB Statement No. 109, Accounting for Income Taxes, a valuation allowance of $38.1 million against deferred tax assets was recorded in the third quarter of 2001 because the restructuring and impairment charges described above put the Company in a cumulative loss position for recent years.

     Write-off of in-process R&D. Acquired in-process research and development totaling $18.8 million of acquired in-process research and development was written off in connection with the Arris Interactive acquisition during the third quarter of 2001.

     Loss on Marketable Securities. In 2000, we made a $1.0 million strategic investment in Chromatis Networks, Inc., receiving shares of the company's preferred stock. On June 28, 2000, Lucent Technologies acquired Chromatis. As a result of this acquisition, our shares of Chromatis stock were converted into shares of Lucent stock. Subsequently, as a result of Lucent's spin off of Avaya, Inc. during the third quarter of 2000, we were issued shares of Avaya stock.

     Because the Company's investment in Lucent and Avaya stock are considered trading securities held for resale, they are required to be carried at their fair market value with any gains or losses being included in earnings. In calculating the fair market value of the Lucent and Avaya investments and including $1.3 million of impairment losses on investments available for sale in 2000, the Company recognized pre-tax losses of $0.8 million and $0.8 million, as of December 31, 2001 and 2000, respectively.

     Interest Expense. Interest expense for the years ended December 31, 2001 and 2000 were $9.3 million and $11.1 million, respectively. Interest expense for all periods reflects the cost of borrowings on our revolving line of credit and the interest paid on the 4.5% Convertible Subordinated Notes due 2003. As of December 31, 2001, we did not have a balance outstanding under our credit facility, as compared to $89.0 million outstanding at December 31, 2000. For the year ended December 31, 2001, the average interest rate on our outstanding line of credit borrowings was 7.2% with an overall blended rate of approximately 5.2% including the subordinated notes. For the year ended December 31, 2000, the average interest rate on the Company's outstanding line of credit borrowings was 7.9%, with an overall blended rate of approximately 5.9% including the subordinated notes.

     Membership Interest Expense. In conjunction with the acquisition of Arris Interactive L.L.C., we issued to Nortel Networks a subordinated redeemable preferred interest in Arris Interactive with a face amount of $100.0 million. This membership interest earns a return of 10% per annum, compounded annually. For the year ended December 31, 2001, we recorded membership interest expense of $4.1 million.

     Income Tax Expense. The Company recognized income tax expense of $27.6 million for the year ended December 31, 2001 as compared to an expense of approximately $14.3 million during 2000. The increase in expense was due primarily to the Company increasing its valuation allowance against deferred tax assets.

     Net (Loss) Income. A net loss of $(167.7) million was recorded for in 2001, as compared to net income of $20.7 million in 2000. The yearly results for 2001 included restructuring and impairment expenses of $36.5 million, inventory write-offs of $32.0 million, severance related to workforce reduction of $5.0 million, a reserve of $4.4 million (reflected in the cost of sales) related to unrecoverable amounts due from an Argentinean customer, purchase order commitment write-offs of $0.7 million, warranty charges $5.7 million, income tax valuation charges of $38.1 million, an in-process R&D write-off of $18.8 million, a market adjustment of $0.8 million on the Company's investment in Lucent and Avaya and impairment losses on investments available for sale, an extraordinary loss of $1.9 million in connection with the write-off of the remaining deferred financing costs on the previous credit facility, and the related tax effect of all unusual items of $4.4 million. The yearly results for 2000 included a pre-tax loss of $0.8 million on the Company's investment in Lucent and Avaya, a charge of $3.5 million in connection with product discontinuation costs reflected as an increase in cost of goods sold, a pension curtailment gain of $2.1 million, and the related tax effect of all unusual items of $0.1 million.

     The Company believes that excluding unusual items is a meaningful measure of operating performance. However, this information will necessarily be different from comparable information provided by other companies and should not be used as an alternative to our operating and other financial information as determined under accounting principles generally accepted in the United States. This table should not be considered in isolation or in accordance with generally accepted accounting principles, or as a measure of a company's profitability or liquidity. The table below summarizes the effects of the unusual items on our net (loss) income.

                                                                2001       2000
                                                              ---------   -------
                                                                (IN THOUSANDS)
NET (LOSS) INCOME, INCLUDING UNUSUAL ITEMS..................  $(167,731)  $20,669
UNUSUAL ITEMS:
Impacting gross profit
  Inventory write-offs......................................    (27,834)   (3,500)
  Write-down of the Powering product line assets............     (5,834)       --
  Severance related to workforce reduction..................     (1,275)       --
  One-time warranty expense for specific product............     (4,700)       --
  Write-off of assets related to Argentinean customer.......     (4,388)       --
Impacting operating (loss) income
  Pension curtailment gain..................................         --     2,108
  Severance related to workforce reduction..................     (3,756)       --
  Restructuring and impairment charges:
     Severance related to factory closure...................     (7,479)       --
     Impairment of fixed assets.............................    (14,972)       --
     Impairment of goodwill -- Powering.....................     (5,877)       --
     Lease commitments......................................     (3,521)       --
     Facilities shutdown expenses...........................     (4,692)       --
  Write-off of acquired in-process R&D......................    (18,800)       --
Impacting net (loss) income
  Gain (loss) on marketable securities......................       (767)     (773)
  Write-off of deferred financing costs.....................     (1,853)       --
  Third quarter valuation allowance adjustment for deferred
     taxes..................................................    (38,117)       --
  Related tax effect on all items...........................      4,367       (75)
                                                              ---------   -------
     NET EFFECT OF UNUSUAL ITEMS............................   (139,498)   (2,240)
     NET CASH (LOSS) INCOME, EXCLUDING UNUSUAL ITEMS........  $ (28,233)  $22,909
                                                              =========   =======

     Exclusive of the above items, the net loss recorded for the year ended December 31, 2001 was $(28.2) million or a loss of $(0.53) per diluted share as compared to net income of $22.9 million or $0.58 per diluted share for the year ended December 31, 2000.

COMPARISON OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

     Net Sales. ARRIS' consolidated sales for 2000 increased by 18.2% to $998.7 million as compared to 1999 sales of $844.8 million. In 2000 and 1999, ARRIS experienced a rise in sales resulting from earlier investments in new products, primarily for cable telephony and the increase in capital spending by communication providers, particularly the multiple system operators ("MSOs,") as they rebuild their plants in an effort to provide additional services, such as telephony. Through the twelve months ended December 31, 2000, all of ARRIS' product lines, cable telephony and internet access products in particular, benefited from the growth in capital spending despite the slow down experienced during the fourth quarter of the year. ARRIS' Cornerstone voice and data product revenues grew from approximately $237.4 million in 1999 to approximately $312.3 million in 2000, an increase of approximately 31.6%. Cornerstone's growth focused on host digital terminal sales. The HDT product provides an interface between the hybrid fiber-coax system and digital telephone switches. Additionally, the introduction of revenue from LANcity cable product sales, Cornerstone "data," was included in the results for the final three quarters of 1999 and all of 2000. These cable modems and cable modem termination systems have an open scaleable architecture ideal for small to large networks, allowing end users to work at speeds hundreds of times faster than conventional dial-up connections. Sales of these data products amounted to approximately $18.5 million for 2000 and $38.2 million for 1999. The decline in data product sales during 2000 is a result of the general market shift from proprietary technology to a standards-based technology or data over cable standards interface system ("DOCSIS"). The DOCSIS modems are a commodity product that face strong pricing pressure. Also, during the fourth quarter of 1999, ARRIS recorded revenue of approximately $28.7 million in connection with the sale of RF Concentration software to AT&T. This software is used in conjunction with the host digital terminal, and AT&T bought licenses equivalent to the number of HDTs purchased during 1999.

     The balance of the revenue increase for 2000, as compared to the prior year, was from revenue growth related to ARRIS' other product offerings. Exclusive of the Cornerstone voice and data growth, combined sales for the remaining product lines increased approximately $79.1 million:

     - Broadband product revenues increased by approximately 32.0% to $312.3 million for the year ended December 31, 2000 as compared to $236.5 million for 1999. Broadband product revenues accounted for approximately 31.3% of sales for the year ended December 31, 2000 as compared to 28.0% for 1999.

     - Transmission, optical and outside plant product revenues increased by approximately 10.1% to $427.9 million for the year ended December 31, 2000 as compared to $388.6 million in 1999. This revenue accounted for approximately 42.8% of sales for the year ended December 31, 2000 as compared to 46.0% for 1999.

     - Supplies and services revenue increased approximately 17.7% to $258.5 million for the year ended December 31, 2000 as compared to $219.6 million for 1999. Sales of fiber optic cable products and engineering services drove this increase. This revenue accounted for approximately 25.9% of sales for the year ended December 31, 2000 as compared to 26.0% for 1999.

     Sales to ARRIS' largest customer, AT&T (including MediaOne Communications, which was acquired by AT&T during 2000), reached approximately $431.5 million during 2000, or approximately 43.2% of the annual volume. This compares to 1999 when sales to AT&T were $355.0 million or 42.0% of the volume for the year. Giving effect to AT&T's acquisition of MediaOne Communications, sales to the combined entity were $391.1 million for 1999 or 46.3% of the annual volume. This marks a $40.4 million increase in revenue from the combined AT&T entity despite their fourth quarter decision to hold off on equipment shipments until 2001.

     International sales for the twelve months ended December 31, 2000 increased 59.2% to $86.6 million as compared to the twelve months ended December 31, 1999 when sales were $54.4 million. International revenue for 2000 represented approximately 12.9% of ARRIS' total revenue for the year, exclusive of the Cornerstone products, which ARRIS did not sell internationally. This compares to international revenue of 9.0% of ARRIS' total revenue for 1999, also net of the Cornerstone product sales.

     Gross Profit. The abrupt decline of business during the fourth quarter adversely affected ARRIS' overall gross margin results for 2000. Gross profit in 2000 was $185.8 million as compared to $165.0 million in 1999. Gross profit margins for 2000 slipped 0.9 percentage points to 18.6% versus 19.5% for the prior year.

     When comparing the overall 2000 gross profit results to the overall 1999 gross profit results, both years were affected by a variety of factors, including those listed below. It is important to note that in 2000 and 1999,

ANTEC, the predecessor to ARRIS, distributed Arris Interactive, L.L.C. Cornerstone products. ANTEC's margins were approximately 15% for the Cornerstone product line.

     - Cost of sales for 1999 includes a $10.4 million pre-tax charge related to the elimination of certain product lines and the resulting inventory obsolescence charge. ARRIS discontinued certain older product lines not consistent with the Company's focus on two-way, high-speed internet, voice and video communications equipment. This discontinuance affected the uninterruptible common ferroresonant and security lock powering products and included a narrowing of the Company's radio frequency ("RF") and optical products. During the second quarter of 2000, ARRIS recorded an additional $3.5 million pre-tax charge to cost of goods sold for product discontinuation costs, related to the continued evaluation of the estimated costs associated with these actions.

     - Cornerstone voice and data sales growth began during 1999 and continued during 2000. Sales of these products accounted for approximately 31.3% and 28.1% of the consolidated sales for the years ended December 31, 2000 and 1999, respectively. ARRIS had exclusive domestic distribution rights for the Cornerstone voice and data products to cable MSOs. This agreement afforded ARRIS distribution-type margins traditionally in the 15% range.

     - A portion of the increased revenue from some customers during 2000 required aggressive pricing for products already experiencing strong margin pressure.

     - During 2000, ARRIS' customers shifted the focus of their capital spending from higher margin, basic network infrastructure type products towards more revenue generating investments such as cable telephony, which carried lower margins.

     - Partially offsetting some of the unfavorable gross margin issues, during 1999, ARRIS recognized approximately $2.1 million in previously deferred gross margin related to intercompany profit in inventory pertaining to sales of ARRIS' products to the Tanco joint venture. This venture provided turnkey construction or upgrading of broadband distribution services. ARRIS deferred its ownership portion of this profit on sales to Tanco until Tanco effectively transferred the inventory to the ultimate customer. During 1999, AT&T exercised its right to terminate, for convenience, its contracts with the joint venture and to take over the management of these projects directly. The joint venture was not intended to generate profits and the termination of the contracts and the dissolution of this venture did not have any material adverse effect on ARRIS or its product sales to AT&T.

     Selling, General, Administrative and Development ("SGA&D") Expenses. SGA&D expenses in 2000 were $134.0 million as compared to $111.9 million in 1999. As a percentage of sales, SGA&D was 13.4% in 2000 as compared with 13.2% in 1999. Research and development expenses related to new product development and introductions accounted for approximately $6.9 million of the year-over-year increase. Selling expenses accounted for approximately $12.6 million of the year-over-year expense increase as resources were added in support of the top line growth. General and administrative costs accounted for the remaining expense increase. These additional costs were somewhat offset by the reversal of approximately $1.8 million in over-accrued expenses made early in 1999 due to changes in estimated bonuses and a reduction in self-insurance reserves from year end 1998.

     It should be noted that the 2000 results include a one-time pre-tax gain of $2.1 million realized as a result of employee elections associated with a new and enhanced benefit plan and the resultant effect on ARRIS' defined benefit pension plan. Additionally, approximately $0.7 million has been charged to expense during 2000 incurred in connection with the New Jersey facility closure. (See Note 4 of the Notes to the Consolidated Financial Statements.)

     Restructuring. In the fourth quarter of 1999, in conjunction with the announced consolidation of the New Jersey facility to Georgia and the Southwest, coupled with the discontinuance of certain product offerings, ARRIS recorded a pre-tax charge of approximately $16.0 million. Included in the charge was approximately $2.6 million related to personnel costs and approximately $3.0 million related to lease termination and other facility shutdown charges. Included in the restructuring was the elimination of certain product lines resulting in an inventory obsolescence charge totaling approximately $10.4 million, which has been reflected in the cost of sales. The personnel-related costs included termination expenses for the involuntary dismissal of 87 employees, primarily engaged in engineering, inside sales and warehouse functions performed at the New Jersey facility. ARRIS offered terminated employees separation amounts in accordance with ARRIS' severance policy and provided the employees with specific separation dates. In connection with customer demand shifting to ARRIS' newer product offerings, such as the Scaleable and Micro Node products, ARRIS discontinued certain older product lines that were not consistent with ARRIS' focus on two-way, high-speed internet, voice and video communications equipment. This discontinuance affected the uninterruptible common ferroresonant and security lock powering products and included the narrowing of ARRIS' RF and optical products.

     During the second quarter of 2000, ARRIS further evaluated its powering and RF products and recorded an additional pre-tax charge of $3.5 million to cost of goods sold, bringing the total reorganization related charge to $19.5 million. In addition to the charges totaling $19.5 million, ARRIS incurred expenses of $0.7 million in connection with the New Jersey facility closure. As of December 31, 2001, $0.2 million related to personnel costs and $0.6 million related to lease termination remained to be paid in the restructuring accrual.

     Interest Expense. Interest expense for 2000 was approximately $11.1 million as compared to $12.4 million in 1999. Both years reflect the cost of borrowings on ARRIS' revolving line of credit as well as interest on $115.0 million of 4.5% Convertible Subordinated Notes issued during 1998. As of December 31, 2000, ARRIS had approximately $89.0 million of floating debt outstanding under its Credit Facility. The average annual interest rate on these outstanding borrowings was approximately 8.1% at December 31, 2000 with an overall blended rate of approximately 6.1% when considering the subordinated debt. This compares to approximately $68.5 million outstanding under its Credit Facility with an average annual interest rate of approximately 7.6% at December 31, 1999 with an overall blended rate of approximately 5.7% including the subordinated debt.

     Other Income and Expenses, net. The results for 1999 include the impact of approximately $2.2 million of channel fees recorded related to LANcity's first quarter sales to domestic cable companies. Beginning in April 1999, all LANcity revenue pertaining to cable modem and headend products sold into the Company's market was recorded by ARRIS. Due to the timing of the completion of the transaction, a channel fee of 15% was earned by ARRIS for sales of LANcity products sold in the first quarter of 1999. In addition, in connection with Nortel's contribution of LANcity to Arris Interactive, the Company recorded approximately $2.5 million of transaction related expenses.

     Income Tax Expense. Income tax expense for the year ended December 31, 2000 was approximately $14.3 million as compared to 1999 income tax expense of $13.8 million due to the increase in pre-tax earnings for 2000 as compared to 1999. During 1999, ARRIS shifted its focus towards a more aggressive tax savings and planning strategy. In line with this strategy, ARRIS was able to record benefits from filing amended foreign sales corporation ("FSC") returns as well as research and development ("R&D") credits from previous years. During 2000, with this tax strategy in place, ARRIS was able to reduce its effective tax rate from that of prior years.

     Net Income. Net income in 2000 was $20.7 million as compared to a net income of $16.7 million recorded in 1999. The results for 2000 included a $2.1 million pre-tax pension curtailment gain, an additional $3.5 million pre-tax charge to cost of goods sold related to the reorganizational charge taken in the fourth quarter of 1999, as well as several mark-to-market adjustments on investments which netted to a pre-tax loss of $0.8 million. Included in the 1999 results was the fourth quarter pre-tax restructuring charge of approximately $16.0 million. (See Financial Liquidity and Capital Resources.)

     Eliminating the gain transaction and the respective charges for 2000 and 1999, as identified above, net income for the year ended December 31, 2000 was approximately $22.9 million or $0.58 per diluted share as compared to 1999 results of approximately $29.6 million or $0.76 per diluted share.

COMMITMENTS

     In the ordinary course of our business we enter into contracts with landlords, suppliers and others that involve multi-year commitments on our part.
Note 11 to our Consolidated Financial Statements summarizes our commitments with respect to real estate leases. Of those leases the most significant (financially) is the lease for our headquarters in Duluth, Georgia. That lease requires annual payments of $1.4 million, subject to adjustment, through 2009. See item [1] [2], [Business] [Properties] for a discussion of other significant leases.

     We also are party to various multi-year contracts with vendors. These contracts generally do not require minimum purchases by us. The two most significant of these are with Solectron and Mitsumi for contract manufacturing and are filed as exhibits to our SEC reports.

     Lastly, we have several multi-year commitments that are not related to the ordinary operation of our business. These include registration rights agreements with Nortel and Liberty Media as well as registration rights obligations with Cadant. Although our monetary commitments under these agreements may not be significant, they could impact our business in other ways that investors might consider material.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

  Overview

     Our liquidity position is primarily the product of the cash flows that we generate from operations and the funding available to us under our revolving credit facility. During 2001, we managed our inventory and other current assets carefully and were able to generate substantial cash from our business despite incurring an operating loss. In the future, we may not have the same cash generating opportunities and may be more dependent upon cash generated from operations and our revolving credit facility.

     As discussed elsewhere, our operating results are dependent upon capital expenditures by cable system operators, which were at reduced levels throughout 2001. We believe industry capital spending for 2002 is likely to be flat but concentrated in customers and products that should favor us to some degree, and, as a result, we believe we will achieve more favorable results for 2002. If we are correct, we should generate sufficient funds from operations, when combined with modest borrowing under our revolving credit facility, to meet our operating liquidity needs. If not, we will need to borrow more funds. In the event of extremely unfavorable results, we may even need to raise additional equity.

     We have outstanding $115.0 million 4.5% convertible subordinated notes due May 15, 2003. Our revolving credit facility requires that we redeem those notes not later than December 31, 2002. We currently are exploring ways of doing that, including, among others, exchanging common stock for the notes and issuing common stock in order to provide funds to redeem the notes (either at maturity or through defeasance). We also may seek to amend our revolving credit facility in order to permit us to borrow sufficient funds under that facility in order to redeem the notes in combination with such exchange or issuances. Refinancing or converting the convertible subordinated notes could result in a significant charge to earnings.

     ARRIS has not paid dividends on its common stock since its inception. The Company's primary loan agreement contains covenants that prohibit the Company from paying dividends.

     Several key indicators of our liquidity are summarized in the following table:

  Liquidity Table

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              2001     2000     1999
                                                             ------   ------   ------
                                                              (DOLLARS IN MILLIONS)
Working capital............................................  $250.9   $305.9   $255.0
Current ratio..............................................     3.1      2.7      2.2
Cash provided by (used in) operations......................  $111.5   $  4.7   $ (4.3)
Proceeds from issuance of common stock.....................  $  1.1   $  5.5   $ 21.3
Capital expenditures.......................................  $  9.6   $ 15.5   $ 20.8
A/R collection period (days)...............................    72.8     65.3     70.9
Inventory turnover.........................................     2.8      3.4      3.5

  Financing

     In connection with the Arris Interactive acquisition, all of our existing bank indebtedness was refinanced. The new facility is an asset-based revolving credit facility initially permitting the borrowers (including Arris International and Arris Interactive) to borrow up to $175 million (which can be increased under certain conditions by up to $25 million), based upon availability under a borrowing base calculation. In general, the borrowing base is limited to 85% of net eligible receivables (with special limitations in relation to foreign receivables) plus 80% of the orderly liquidation value of eligible inventory (not to exceed $80 million). The facility contains traditional financial covenants, including fixed charge coverage, senior debt leverage, minimum net worth, minimum inventory turns ratios, and a $10 million minimum borrowing base availability covenant. The facility is secured by substantially all of the borrowers' assets. The credit facility has a maturity date of August 31, 2004. However, the maturity date of the credit facility will be December 31, 2002 in the event that the Company's convertible subordinated notes due May 15, 2003 are not either fully refinanced or fully converted to ARRIS common stock prior to December 31, 2002 in a manner satisfactory to the lenders under the credit facility. Refinancing or converting the convertible subordinated notes could result in a significant charge to earnings. The commitment fee on unused borrowings is approximately 0.5%. The average annual interest rate on these outstanding borrowings was approximately 7.2% at December 31, 2001 as compared to 8.1% at December 31, 2000 under our prior credit facility.

     As of December 31, 2001, we had no borrowings outstanding under our credit facility and $86.0 million of available capacity. We were in compliance with all covenants contained in the credit facility.

  Contractual Obligations and Commercial Commitments

                                                            PAYMENTS DUE BY PERIOD
                                                ----------------------------------------------
CONTRACTUAL OBLIGATIONS                         1-3 YEARS   3-5 YEARS   AFTER 5 YEARS   TOTAL
-----------------------                         ---------   ---------   -------------   ------
                                                                (IN MILLIONS)
Long term debt................................   $115.0      $   --         $ --        $115.0
Operating leases..............................     23.6         9.2          4.6          37.4
Sublease income...............................     (2.8)       (0.5)          --          (3.3)
Membership interest...........................       --       104.1           --         104.1
                                                 ------      ------         ----        ------
Total contractual cash obligations............   $135.8      $112.8         $4.6        $253.2
                                                 ======      ======         ====        ======

  Interest Rates

     As of December 31, 2001, ARRIS did not have any floating rate indebtedness. The average interest rate on its outstanding line of credit borrowings was 7.2% during the year, with an overall blended rate of 5.2% when including the subordinated debt. At December 31, 2001, ARRIS did not have any outstanding interest rate swap agreements.

  Foreign Currency

     A significant portion of ARRIS' products are manufactured or assembled in Mexico and other countries outside the United States. ARRIS' sales of its equipment into international markets have been and are expected in the future to be an important part of our business. These foreign operations are subject to the usual risks inherent in conducting business abroad, including risks with respect to currency exchange rates, economic and political destabilization, restrictive actions and taxation by foreign governments, nationalization, the laws and policies of the United States affecting trade, foreign investment and loans, and foreign tax laws. Even though most of ARRIS' international sales have been denominated in U.S. dollars, ARRIS' business could be adversely affected if relevant currencies fluctuate relative to the United States dollar.

  Financial Instruments

     In the ordinary course of business, ARRIS, from time to time, will enter into financing arrangements with customers. These financial instruments include letters of credit, commitments to extend credit and guarantees of debt. These agreements could include the granting of extended payment terms that result in longer collection periods for accounts receivable and slower cash inflows from operations and/or could result in the deferral of revenue. As of December 31, 2001, we had approximately $1.6 million outstanding under letters of credit with our banks.

  Investments

     In the ordinary course of business, the Company may make strategic investments in the equity securities of various companies, both public and private. The Company holds investments in the common stock of Lucent Technologies and Avaya, Inc. totaling approximately $0.8 million at December 31, 2001. These investments are considered trading securities, and accounted for approximately 5% of the Company's total investments at December 31, 2001. Changes in the market value of these securities are recognized in income and resulted in pre-tax losses of approximately $0.8 million for each of the years ended December 31, 2001 and 2000. The Company's remaining investments in marketable securities, totaling $2.1 million, are classified as available-for-sale and accounted for approximately 14% of the Company's total investments at December 31, 2001. The remaining 81% of the Company's investments at December 31, 2001 consist of securities that are not traded actively in a liquid market.

  Capital Expenditures

     Capital expenditures are made at a level designed to support the strategic and operating needs of the business. ARRIS' capital expenditures were $9.6 million in 2001 as compared to $15.5 million in 2000 and $20.8 million in 1999. ARRIS had no significant commitments for capital expenditures at December 31, 2001. Management expects to invest approximately $14.0 million in capital expenditures for the year 2002.

  Cash Flow

     Cash levels decreased by approximately $3.5 million during 2001 as compared to an increase of approximately $5.8 million in 2000 and a decrease of approximately $1.5 million during 1999. As discussed in more detail below, operating activities in 2001 provided approximately $111.5 million in positive cash flow while investing activities used approximately $19.3 million and financing activities used approximately $95.7 million. During 2000, net cash provided by operating activities was $4.7 million. Cash provided by operations was primarily resultant of net income of $20.7 million and decreases in accounts receivable of $36.0 million being offset by increases in accounts payable and inventory levels in support of our 2000 growth of $48.5 million and $21.6 million, respectively, and an increase in other, net, which used $4.4 million. These operating cash outlays in 2000 were somewhat offset by non-cash activities which provided $22.5 million. ARRIS spent $23.7 million in investing activities during 2000. These cash outlays during 2000 were partially offset by positive cash flows of $24.8 million provided through financing activities. Cash used by operating activities during 1999 was $4.3 million primarily driven by increases in accounts receivable and inventories from the low levels at year end 1998, which were partially offset by increases in accounts payable and accrued liabilities. Investment activity in 1999 consumed $20.8 million. These 1999 outlays were partially offset by $23.6 million of positive cash flow from financing activities.

     Operating activities provided cash of $111.5 million during 2001. Net loss used $167.7 million in during 2001. Non-cash items such as depreciation, amortization, provisions for doubtful accounts, deferred income taxes, losses on marketable securities, losses from equity investments, write-offs of acquired in process R&D and inventories, impairment of goodwill and fixed assets, and a sale of powering assets accounted for positive cash flow of approximately $151.6 million. Additionally, positive cash flow was generated from decreases in the following areas: accounts receivable of $17.8 million, inventory of $125.9 million, income taxes of $17.9 million and $0.8 million in other, net primarily from royalty receivables. These positive cash flows were offset by the following uses of cash: a $24.6 million decrease in accounts payable and accrued expenses and a $10.0 million increase in other receivables.

     Days sales outstanding ("DSO") in accounts receivable was approximately 73 days at December 31, 2001 as compared to 65 days outstanding at year-end 2000. This increase in DSOs was primarily due to the higher volume of international sales as a result of the Arris Interactive L.L.C. acquisition. We historically experience longer payment terms with our international customers.

     Current inventory levels decreased by $75.7 million, as compared to December 31, 2000. This decrease in inventory is comprised of approximately $16.4 million in raw material and approximately $52.0 million in finished goods and by a $7.3 million decrease in work in process. This decrease is net of write-offs of $32.0 million, the sale of powering assets of $9.2 million and additions from the acquisitions of Arris Interactive L.L.C. of $91.4 million. Excluding the write-offs and the acquisition impacts, inventory decreased $125.9 million. This inventory decrease is reflective of the abrupt slow down in ARRIS' business late in 2000. During the fourth quarter AT&T announced that it would delay equipment shipments until later in 2001. Changes in both the financial markets in general and in the telecommunications equipment market specifically, created a slow down in capital spending by ARRIS' customers late in 2000. With these events unfolding during the fourth quarter, ARRIS was unable to adjust its inventory levels to account for the delays in equipment spending from key customers. Inventory turns decreased to 2.8 times in 2001 as compared to 3.4 times recorded in 2000 and 3.5 times recorded in 1999. This decrease was mainly driven by the reduction in sales volume when comparing the two periods.

     A decrease in accounts payable and accrued liabilities, net of the effects of the acquisition, used approximately $24.6 million in cash during 2001. This decrease in the level of payables and accrued expenses is reflective of the decline in product demand volumes during the fourth quarter of 2000 and the subsequent slow down of purchasing levels.

     Cash flows used by investing activities were approximately $19.3 million for 2001 as compared to $23.7 million and $20.8 million used during 2000 and 1999, respectively. The investments made during 2001 included: (a) $9.6 million to purchase capital assets, (b) the funds paid for the Arris Interactive acquisition, net of the cash acquired in the transaction, utilized cash of approximately $6.9 million, (c) proceeds from the sale of a building provided $1.1 million and (d) ARRIS funded an additional $3.9 million in strategic business investments. The investments during 2000 included $15.5 million spent on capital assets and $8.3 million in strategic investments. The $20.8 million in investments made during 1999 pertained to the purchase of capital assets.

     Cash flows used in financing activities were $95.7 million for 2001 as compared to cash inflows of $24.8 million and $23.6 million in 2000 and 1999, respectively. During the year ended December 31, 2001 ARRIS paid down approximately $89.0 million on its credit facility compared to net borrowings of $20.5 million and $2.5 million in 2000 and 1999, respectively. Deferred financing fees paid used approximately $7.8 million compared to $1.2 million and $0.2 million in 2000 and 1999, respectively. The issuance of common stock provided positive cash flows of $1.1 million, $5.5 million, and $21.3 million in 2001, 2000 and 1999, respectively.

  Net Operating Loss Carryforwards

     As of December 31, 2001, ARRIS had net operating loss ("NOL") carryforwards for domestic and foreign income tax purposes of approximately $51.0 million and $6.9 million, respectively. We established a valuation allowance against deferred tax assets in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes during 2001. We continually review the adequacy of the valuation allowance and recognize the benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.

     The availability of tax benefits of NOL carryforwards to reduce ARRIS' federal and state income tax liability is subject to various limitations under the Internal Revenue Code. The availability of tax benefits of NOL carryforwards to reduce ARRIS' foreign income tax liability is subject to the various tax provisions of the respective countries.

     As of December 31, 2001, tax benefits arising from NOL carryforwards of approximately $2.4 million originating prior to TSX's quasi-reorganization would be credited directly to additional paid-in capital if and when realized.

FORWARD-LOOKING STATEMENTS

     Certain information and statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report, including statements using terms such as "may," "expect," "anticipate," "intend," "estimate," "believe," "plan," "continue," "could be," or similar variations or the negative thereof constitute forward-looking statements with respect to the financial condition, results of operations, and business of ARRIS, including statements that are based on current expectations, estimates, forecasts, and projections about the markets in which the Company operates and management's beliefs and assumptions regarding these markets. These and any other statements in this document that are not statements about historical facts are "forward-looking statements." In order to comply with the terms of the safe harbor, the Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. Important factors that could cause results or events to differ from current expectations are described in the risk factors below. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of the Company's business. In providing forward-looking statements, ARRIS is not undertaking any obligation to update publicly or otherwise these statements, whether as a result of new information, future events or otherwise.

RISK FACTORS

     ARRIS' business is dependent on customers' capital spending on broadband communication systems, and reductions by customers in capital spending could adversely affect ARRIS' business.

     ARRIS' performance has been largely dependent on customers' capital spending for constructing, rebuilding, maintaining or upgrading broadband communications systems. Capital spending in the telecommunications industry is cyclical. A variety of factors will affect the amount of capital spending, and therefore, ARRIS' sales and profits, including:

     - general economic conditions,

     - availability and cost of capital,

     - other demands and opportunities for capital,

     - regulations,

     - demands for network services,

     - competition and technology, and

     - real or perceived trends or uncertainties in these factors.

     The markets in which ARRIS operates are intensely competitive, and competitive pressures may adversely affect ARRIS' results of operations.

     The markets for broadband communication systems are extremely competitive and dynamic, requiring the companies that compete in these markets to react quickly and capitalize on change. This will require ARRIS to retain skilled and experienced personnel as well as deploy substantial resources toward meeting the ever-changing demands of the industry. ARRIS competes with national and international manufacturers, distributors and wholesales, including many companies larger than ARRIS. ARRIS' major competitors include:

     - ADC Telecommunications, Inc.

     - C-COR.net Corporation

     - Cisco Systems

     - Harmonic Inc.

     - Juniper Networks

     - Motorola, Inc.

     - Phillips

     - Riverstone Networks, Inc.

     - Scientific-Atlanta

     - Tellabs Inc.

     - Terayon Communication Systems

     The rapid technological changes occurring in the broadband markets may lead to the entry of new competitors, including those with substantially greater resources than ARRIS. Since the markets in which the Company competes are characterized by rapid growth and, in some cases, low barriers to entry, smaller niche market companies and start-up ventures also may become principal competitors in the future. Actions by existing competitors and the entry of new competitors may have an adverse effect on ARRIS' sales and profitability. The broadband communications industry is further characterized by rapid technological change. In the future, technological advances could lead to the obsolescence of some of ARRIS' current products, which could have a material adverse effect on ARRIS' business.

     Further, many of ARRIS' larger competitors are in a better position to withstand any significant reduction in capital spending by customers in these markets. They often have broader product lines and market focus and therefore will not be as susceptible to downturns in a particular market. In addition, several of ARRIS' competitors have been in operation longer than ARRIS and therefore have more long-standing and established relationships with domestic and foreign broadband service users. ARRIS may not be able to compete successfully in the future, and competition may harm ARRIS' business.

ARRIS' BUSINESS HAS PRIMARILY COME FROM TWO KEY CUSTOMERS. THE LOSS OF ONE OR BOTH OF THESE CUSTOMERS OR A SIGNIFICANT REDUCTION IN SERVICES TO ONE OR BOTH OF THESE CUSTOMERS WOULD HAVE A MATERIAL ADVERSE EFFECT ON ARRIS' BUSINESS.

     ARRIS' two largest customers are AT&T and Cox Communications. For the twelve months ended December 31, 2001, sales to AT&T (including sales to MediaOne Communications, which was acquired by AT&T during 2000) accounted for approximately 31.8% of ARRIS' total sales, while Cox Communications accounted for approximately 15.2%. In addition, there are two other customers that each provided more than 5% of ARRIS' total sales for the year ended December 31, 2001. ARRIS currently is the exclusive provider of telephony products for both AT&T and Cox Communications in eight metro areas. The loss of either AT&T, Cox Communications or one of our other large customers, or a significant reduction in the services provided to any of them would have a material adverse impact on ARRIS.

     On December 19, 2001, AT&T Broadband and Comcast Corporation announced a definitive agreement to combine AT&T Broadband with Comcast. We believe that this transaction will have a positive impact on our business.

AN INABILITY TO FULLY DEVELOP A SALES, DISTRIBUTION, AND SUPPORT INFRASTRUCTURE IN INTERNATIONAL MARKETS AND THE COSTS ASSOCIATED WITH DEVELOPING THIS INFRASTRUCTURE MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

     Historically, Arris Interactive L.L.C. relied upon Nortel Networks exclusively for sales, distribution and support of its products in the international markets and for certain customers in the North American market. We entered into a non-exclusive sales representation agreement with Nortel Networks to market our products. This agreement terminated on December 31, 2001 with respect to North American markets and this agreement will terminate on December 31, 2003 with respect to international markets. In June 2001, Nortel Networks announced that it was realigning its business, which will include the discontinuance of Nortel Networks' access solutions operations (which includes its ARRIS related operations). To avoid reliance on Nortel Networks and other third parties, we have attempted to develop our own sales, marketing, distribution, and support infrastructure, particularly to support and enhance our international sales. However, these efforts may not be successful, or if successful, might not be sufficient to offset sales lost from the discontinuance of our relationship with Nortel Networks.

OUR CREDIT FACILITY IMPOSES FINANCIAL COVENANTS THAT MAY ADVERSELY AFFECT THE REALIZATION OF OUR STRATEGIC OBJECTIVES.

     ARRIS and certain of its subsidiaries have entered into a revolving credit facility providing for borrowing up to a committed amount of $175 million, with borrowing also limited by a borrowing base determined by reference to eligible accounts receivable and eligible inventory. The committed amount under this revolving credit facility may be increased to $200 million at a later date upon the agreement of the lenders thereunder. This credit facility imposes, among other things, covenants limiting the incurrence of additional debt and liens and requires us to meet certain financial objectives.

     The credit facility has a maturity date of August 3, 2004. However, the maturity date of the credit facility will be December 31, 2002 in the event that the Company's convertible subordinated notes due May 15, 2003 are not either fully refinanced or fully converted to ARRIS common stock prior to December 31, 2002 in a manner satisfactory to the lenders under the credit facility. The acceleration of the maturity date of the credit facility could have a material adverse effect on our business.

WE HAVE SUBSTANTIAL STOCKHOLDERS THAT MAY NOT ACT CONSISTENT WITH THE INTERESTS OF THE OTHER STOCKHOLDERS.

     Nortel Networks owns approximately 49% of our common stock and Liberty Media Corporation beneficially owns approximately 10% of our common stock. These respective ownership interests results in both Nortel Networks and Liberty Media having a substantial influence over ARRIS. Nortel Networks and Liberty Media may not exert their respective influences in a manner that is consistent with the interest of other stockholders. Nortel Networks is, in its capacity as a stockholder, able to block stockholder action, including, for instance, stockholder approval of a merger or large acquisition.

THE TWO LARGEST STOCKHOLDERS HAVE THE POWER TO SELL A LARGE PORTION OF ARRIS STOCK IN THE FUTURE, WHICH COULD CAUSE THE PRICE OF OUR STOCK TO DECLINE.

     Any sales of substantial amounts of our common stock in the public market, or the perception that such sales might occur, could lower the price of our common stock. We have entered into a registration rights agreement with Nortel Networks. Under this agreement, Nortel Networks has the power to cause us to initiate a public offering for all or part of Nortel Networks' shares of ARRIS common stock, and we expect it to do so in the near future. Further, Nortel Networks could cause us to file a shelf registration statement, which would allow Nortel Networks to sell its ARRIS shares on the open market at an undetermined point in the future. Liberty Media currently has similar registration rights. Through the exercise of their registration rights, either Nortel Networks or Liberty Media or both could sell a large number of shares to the public.

     Nortel Networks also owns a redeemable membership interest in Arris Interactive. The terms of the membership interest require Nortel Networks to exchange the membership interest for common stock, preferred stock (which may be convertible), or notes (which may be convertible, upon the happening of certain circumstances). The exchange for, and conversion into, our common stock would occur at the then prevailing market price of the common stock. Since some of the circumstances under which exchange and/or conversion is permitted may occur in the event that we are in significant financial distress, it is possible that the market price of the common stock would be quite low and the Nortel Networks would be able to convert its new membership interest into significant, but presently undeterminable, portion of ARRIS common stock which could dilute our other stockholders.

ARRIS MAY DISPOSE OF EXISTING PRODUCT LINES OR ACQUIRE NEW PRODUCT LINES IN TRANSACTIONS THAT MAY ADVERSELY IMPACT OUR FUTURE RESULTS.

     On an ongoing basis, we evaluate our various product offerings in order to determine whether any should be sold or closed and whether there are businesses that we should pursue acquiring. Future acquisitions and divestitures entail various risks, including:

     - the risk that we will not be able to find a buyer for a product line, while product line sales and employee morale will have been damaged because of general awareness that the product line is for sale;

     - the risk that the purchase price obtained will not be equal to the book value of the assets for the product line that it sells; and

     - the risk that acquisitions will not be integrated or otherwise perform as expected.

PRODUCTS CURRENTLY UNDER DEVELOPMENT MAY FAIL TO REALIZE ANTICIPATED BENEFITS.

     Rapidly changing technologies, evolving industry standards, frequent new product introductions and relatively short product life cycles characterize the markets for ARRIS' products. The technology applications currently under development by ARRIS may not be successfully developed. Even if the developmental products are successfully developed, they may not be widely used or ARRIS may not be able to successfully exploit these technology applications. To compete successfully, ARRIS must quickly design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance and reliability. However, ARRIS may not be able to successfully develop or introduce these products if our products:

     - are not cost effective;

     - are not brought to market in a timely manner; or

     - fail to achieve market acceptance.

     Furthermore, ARRIS' competitors may develop similar or alternative new technology solutions and applications that, if successful, could have a material adverse effect on ARRIS. ARRIS' strategic alliances are based on business relationships that have not been the subject of written agreements expressly providing for the alliance to continue for a significant period of time. The loss of a strategic partner could have a material adverse effect on the progress of new products under development with that partner.

CONSOLIDATIONS IN THE TELECOMMUNICATIONS INDUSTRY COULD RESULT IN DELAYS OR REDUCTIONS IN PURCHASES OF PRODUCTS, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON ARRIS' BUSINESS.

     The telecommunications industry has experienced the consolidation of many industry participants and this trend is expected to continue. ARRIS and one or more of its competitors may each supply products to businesses that have merged or will merge in the future. Consolidations could result in delays in purchasing decisions by merged businesses, with ARRIS playing a greater or lesser role in supplying the communications products to the merged entity. These purchasing decisions of the merged companies could have a material adverse effect on ARRIS' business.

     Mergers among the supplier base also have increased, and this trend may continue. The larger combined companies with pooled capital resources may be able to provide solution alternatives with which ARRIS would be put at a disadvantage to compete. The larger breadth of product offerings by these consolidated suppliers could result in customers electing to trim their supplier base for the advantages of one-stop shopping solutions for all of their product needs. These consolidated supplier companies could have a material adverse effect on ARRIS' business.

ARRIS' SUCCESS DEPENDS IN LARGE PART ON OUR ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL IN ALL FACETS OF OUR OPERATIONS.

     Competition for qualified personnel is intense, and ARRIS may not be successful in attracting and retaining key executives, marketing, engineering and sales personnel, which could impact our ability to maintain and grow our operations. ARRIS' future success will depend, to a significant extent, on the ability of our management to operate effectively. In the past, competitors and others have attempted to recruit ARRIS employees and in the future, these attempts may continue. The loss of services of any key personnel, the inability to attract and retain qualified personnel in the future or delays in hiring required personnel, particularly engineers and other technical professionals could negatively affect ARRIS' business.

WE ARE SUBSTANTIALLY DEPENDENT ON CONTRACT MANUFACTURERS, AND AN INABILITY TO OBTAIN ADEQUATE AND TIMELY DELIVERY OF SUPPLIES COULD ADVERSELY AFFECT OUR BUSINESS.

     Many components, subassemblies and modules necessary for the manufacture or integration of ARRIS products are obtained from a sole supplier or a limited group of suppliers, including Nortel Networks. Our reliance on sole or limited suppliers, particularly foreign suppliers, and our reliance on subcontractors involves several risks including a potential inability to obtain an adequate supply of required components, subassemblies or modules and reduced control over pricing, quality and timely delivery of components, subassemblies or modules. Historically, we have not generally maintained long-term agreements with any of our suppliers or subcontractors. An inability to obtain adequate deliveries or any other circumstance that would require us to seek alternative sources of supply could affect our ability to ship products on a timely basis. Any inability to reliably ship our products on time could damage relationships with current and prospective customers and harm our business.

ARRIS' INTERNATIONAL OPERATIONS MAY BE ADVERSELY AFFECTED BY ANY DECLINE IN THE DEMAND FOR BROADBAND SYSTEMS DESIGNS AND EQUIPMENT IN INTERNATIONAL MARKETS.

     Sales of broadband communications equipment into international markets are an important part of our business. The entire line of ARRIS products is marketed and made available to existing and potential international customers. In addition, United States broadband system designs and equipment are increasingly being employed in international markets, where market penetration is relatively lower than in the United States. While international operations are expected to comprise an integral part of our future business, international markets may no longer continue to develop at the current rate, or at all. We may fail to receive additional contracts to supply equipment in these markets.

OUR INTERNATIONAL OPERATIONS MAY BE ADVERSELY AFFECTED BY CHANGES IN THE FOREIGN LAWS IN THE COUNTRIES IN WHICH WE HAVE MANUFACTURING OR ASSEMBLY PLANTS.

     A significant portion of our products are manufactured or assembled in Mexico and the Philippines and other countries outside of the United States. The governments of the foreign countries in which we have plants may pass laws that impair our operations, such as laws that impose exorbitant tax obligations on the business or nationalize segments of our businesses.

WE MAY FACE DIFFICULTIES IN CONVERTING EARNINGS FROM INTERNATIONAL OPERATIONS TO U.S. DOLLARS.

     We may encounter difficulties in converting our earnings from international operations to U.S. dollars for use in the United States. These obstacles may include problems moving funds out of the countries in which the funds were earned and difficulties in collecting accounts receivable in foreign countries where the usual accounts receivable payment cycle is longer.

ARRIS' PROFITABILITY HAS BEEN, AND MAY CONTINUE TO BE, VOLATILE, WHICH COULD ADVERSELY AFFECT THE PRICE OF ARRIS' STOCK.

     The Company has experienced years with significant operating losses. Although we have been profitable during the preceding years, we may not be profitable or meet the level of expectations of the investment community in the future, which could have a material adverse impact on ARRIS' stock price.

WE MAY FACE HIGHER COSTS ASSOCIATED WITH PROTECTING OUR INTELLECTUAL PROPERTY.

     ARRIS' future success depends in part upon our proprietary technology, product development, technological expertise and distribution channels. We cannot predict whether we can protect our technology, or whether competitors can develop similar technology independently. We have received and may continue to receive from third parties, including some of our competitors, notices claiming that ARRIS accompanies have infringed upon third-party patents or other proprietary rights. Any of these claims, whether with or without merit, could result in costly litigation, divert the time, attention and resources of our management, delay our product shipments, or require us to enter into royalty or licensing agreements. If a claim of product infringement against ARRIS is successful and we fail to obtain a license or develop a license non-infringing technology, our business and operating results could be adversely affected.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discussion of ARRIS' risk-management activities includes "forward-looking statements" that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

     ARRIS is exposed to various market risks, including interest rates and foreign currency rates. Changes in these rates may adversely affect our results of operations and financial condition. To manage the volatility relating to these typical business exposures, ARRIS may enter into various derivative transactions, when appropriate. ARRIS does not hold or issue derivative instruments for trading or other speculative purposes. Taking into account the effects of interest rate changes on the Company's revolving debt facility, a hypothetical 100 basis point adverse change in interest rates would increase interest expense by approximately $0.6 million annually. As of December 31, 2001, the Company had no material contracts denominated in foreign currencies.

     In the past, ARRIS has used interest rate swap agreements, with large creditworthy financial institutions, to manage its exposure to interest rate changes. These swaps would involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. During the year ended December 31, 2001, ARRIS did not have any outstanding interest rate swap agreements.

     The Company is exposed to foreign currency exchange rate risk as a result of sales of our products in various foreign countries. In order to minimize the risks associated with foreign currency fluctuations, most sales contracts are issued in U.S. dollars. The Company has previously used foreign currency contracts to hedge the risks associated from foreign currency fluctuations for significant sales contracts, however, no significant contracts were in place during the year ended December 31, 2001. ARRIS constantly monitors the exchange rate between the U.S. dollar and Mexican peso to determine if any adverse exposure exists relative to its costs of manufacturing. The Company does not maintain Mexican peso denominated currency. Instead, U.S. dollars are exchanged for pesos at the time of payment.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The report of independent auditors and consolidated financial statements and notes thereto for the Company are included in this Report and are listed in the Index to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     N/A

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----
Report of Ernst & Young LLP, Independent Auditors...........       42
Consolidated Balance Sheets at December 31, 2001 and 2000...       43
Consolidated Statements of Operations for the years ended
  December 31, 2001, 2000 and 1999..........................       44
Consolidated Statements of Cash Flows for the years ended
  December 31, 2001, 2000 and 1999..........................       45
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2001, 2000 and 1999..............       46
Notes to the Consolidated Financial Statements..............       47

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
ARRIS Group, Inc.

     We have audited the accompanying consolidated balance sheets of ARRIS Group, Inc. as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of ARRIS' management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ARRIS Group, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Note 3 of the Notes to the Consolidated Financial Statements, the Company has not yet adopted Statement of Financial Accounting Standards No. 142. However, the transition provisions of the Statement preclude the amortization of goodwill acquired in a business combination for which the acquisition date is after June 30, 2001.

                                          /s/ ERNST & YOUNG LLP

Atlanta, Georgia
February 7, 2002

                          CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  5,337   $  8,788
  Accounts receivable (net of allowances for doubtful
    accounts of $9,409 in 2001 and $6,686 in 2000)..........    83,224    138,336
  Accounts receivable from AT&T.............................    35,915     21,662
  Accounts receivable from Nortel Networks..................    18,857        201
  Other receivables.........................................    10,049         --
  Inventories...............................................   187,971    263,683
  Income taxes recoverable..................................     5,066     17,895
  Deferred income taxes.....................................        --     18,928
  Investments held for resale...............................       795      1,561
  Other current assets......................................    22,110     19,098
                                                              --------   --------
         Total current assets...............................   369,324    490,152
Property, plant and equipment (net of accumulated
  depreciation of $39,057 in 2001 and $55,443 in 2000)......    52,694     53,353
Goodwill (net of accumulated amortization of $56,430 in 2001
  and $51,559 in 2000)......................................   259,062    144,919
Intangibles (net of accumulated amortization of $7,012 in
  2001 and $0 in 2000)......................................    44,488         --
Investments.................................................    14,037     12,085
Deferred income taxes.......................................        --      6,773
Other assets................................................    12,510     24,213
                                                              --------   --------
                                                              $752,115   $731,495
                                                              ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 18,620   $138,774
  Accrued compensation, benefits and related taxes..........    32,747     17,350
  Accounts payable and accrued expenses -- Nortel
    Networks................................................    21,373         --
  Other accrued liabilities.................................    45,722     28,107
                                                              --------   --------
         Total current liabilities..........................   118,462    184,231
Long-term debt..............................................   115,000    204,000
Deferred income taxes.......................................        --      1,362
                                                              --------   --------
         Total liabilities..................................   233,462    389,593
Membership interest -- Nortel Networks......................   104,110         --
                                                              --------   --------
         Total liabilities & membership interest............   337,572    389,593
Stockholders' equity:
  Preferred stock, par value $1.00 per share, 5.0 million
    shares authorized; none issued and outstanding..........        --         --
  Common stock, par value $0.01 per share, 150.0 million
    shares authorized; 75.2 million and 38.1 million shares
    issued and outstanding in 2001 and 2000, respectively...       755        383
  Capital in excess of par value............................   507,650    266,216
  Retained earnings (deficit)...............................   (90,162)    77,569
  Unrealized holding loss on marketable securities..........    (3,211)    (1,668)
  Unearned compensation.....................................      (577)      (678)
  Cumulative translation adjustments........................        88         80
                                                              --------   --------
         Total stockholders' equity.........................   414,543    341,902
                                                              --------   --------
                                                              $752,115   $731,495
                                                              ========   ========

        See accompanying notes to the consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                 2001          2000         1999
                                                              -----------   ----------   ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales (includes sales to AT&T of $237.9 million, $431.5
  million and $355.0 million for the years ended December
  31, 2001, 2000, and 1999, respectively, and includes sales to Nortel Networks of $23.4 million, $1.6 million and $-0-
  for the years ended December 31, 2001, 2000, and 1999,
  respectively).............................................   $ 747,670     $998,730     $844,756
Cost of sales...............................................     628,700      812,958      679,774
                                                               ---------     --------     --------
  Gross profit..............................................     118,970      185,772      164,982
Operating expenses:
  Selling, general, administrative and development
     expenses...............................................     165,670      133,988      111,937
  In-process R&D write-off..................................      18,800           --           --
  Restructuring and impairment charges......................      36,541           --        5,647
  Amortization of goodwill..................................       4,872        4,917        4,946
  Amortization of intangibles...............................       7,012           --           --
                                                               ---------     --------     --------
                                                                 232,895      138,905      122,530
                                                               ---------     --------     --------
Operating (loss) income.....................................    (113,925)      46,867       42,452
Other expense (income):
  Interest expense..........................................       9,315       11,053       12,406
  Membership interest.......................................       4,110           --           --
  Other (income) expense, net...............................      10,142           87         (745)
  Loss on marketable securities.............................         767          773          275
                                                               ---------     --------     --------
(Loss) income before income tax expense and extraordinary
  loss......................................................    (138,259)      34,954       30,516
Income tax expense..........................................      27,619       14,285       13,806
                                                               ---------     --------     --------
Net (loss) income before extraordinary loss.................   $(165,878)    $ 20,669     $ 16,710
Extraordinary loss..........................................       1,853           --           --
                                                               ---------     --------     --------
Net (loss) income...........................................   $(167,731)    $ 20,669     $ 16,710
                                                               =========     ========     ========
Net (loss) income per common share:
  Basic: Net (loss) income before extraordinary loss........   $   (3.09)    $   0.54     $   0.46
     Extraordinary loss.....................................       (0.04)          --           --
                                                               ---------     --------     --------
     Net (loss) income......................................   $   (3.13)    $   0.54     $   0.46
                                                               =========     ========     ========
  Diluted: Net (loss) income before extraordinary loss......   $   (3.09)    $   0.52     $   0.43
     Extraordinary loss.....................................       (0.04)          --           --
                                                               ---------     --------     --------
     Net (loss) income......................................   $   (3.13)    $   0.52     $   0.43
                                                               =========     ========     ========
Weighted average common shares:
  Basic.....................................................      53,624       37,965       36,600
                                                               =========     ========     ========
  Diluted...................................................      53,624       39,571       38,867
                                                               =========     ========     ========

        See accompanying notes to the consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2001        2000        1999
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
Operating activities:
  Net (loss) income.........................................  $(167,731)  $  20,669   $  16,710
  Adjustments to reconcile net (loss) income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization...........................     31,745      19,631      17,075
    Provision for doubtful accounts.........................      5,820       1,117       5,859
    Deferred income taxes...................................     19,273          30        (405)
    Loss on marketable securities...........................        788         773         275
    Amortization of unearned compensation...................      1,076         950         389
    Loss from equity investment.............................      8,607          --          --
    Write-off of acquired in-process R&D....................     18,800          --          --
    Impairment of goodwill..................................      5,877          --          --
    Impairment of fixed assets..............................     14,722          --          --
    Write-down of inventories...............................     31,970          --          --
    Sale of Powering inventory..............................      9,225          --          --
    Change in membership accrued interest...................      4,110          --          --
    Gain on sale of building................................       (448)         --          --
    Changes in operating assets and liabilities, net of
      effects of acquisitions:
      (Increase) decrease in accounts receivable............     17,771      36,034     (79,250)
      Increase in other receivables.........................    (10,049)         --          --
      Decrease (increase) in inventories....................    125,891     (48,467)    (64,228)
      (Decrease) increase in accounts payable and accrued
        liabilities.........................................    (24,644)    (21,629)    114,106
      Decrease (increase) in income taxes recoverable.......     17,895      (7,492)    (10,403)
      Decrease (increase) in other, net.....................        795       3,106      (4,404)
                                                              ---------   ---------   ---------
Net cash provided by (used in) operating activities.........    111,493       4,722      (4,276)
Investing activities:
  Purchases of property, plant and equipment................     (9,556)    (15,498)    (20,802)
  Cash proceeds from sale of building.......................      1,061          --          --
  Cash paid for acquisition, net of cash acquired...........     (6,852)         --          --
  Other investments.........................................     (3,930)     (8,198)         --
                                                              ---------   ---------   ---------
Net cash (used in) investing activities.....................    (19,277)    (23,696)    (20,802)
                                                              ---------   ---------   ---------
Net cash provided (used) before financing activities........     92,216     (18,974)    (25,078)
Financing activities:
  Borrowings under credit facilities........................  $ 302,726   $ 352,000   $ 251,500
  Reductions in borrowings under credit facilities..........   (391,726)   (331,500)   (249,000)
  Deferred financing costs paid.............................     (7,813)     (1,163)       (166)
  Proceeds from issuance of common stock....................      1,146       5,454      21,279
                                                              ---------   ---------   ---------
Net cash provided by financing activities...................     95,667      24,791      23,613
Net (decrease) increase in cash and cash equivalents........     (3,451)      5,817      (1,465)
Cash and cash equivalents at beginning of year..............      8,788       2,971       4,436
                                                              ---------   ---------   ---------
Cash and cash equivalents at end of year....................  $   5,337   $   8,788   $   2,971
                                                              =========   =========   =========
Noncash investing and financing activities:
  Net tangible assets acquired, excluding cash..............  $  55,284   $      --   $      --
  Intangible assets acquired, including goodwill............    195,193          --          --
  Noncash purchase price, including 37 million shares of
    common stock............................................   (243,625)         --          --
                                                              ---------   ---------   ---------
  Cash paid for acquisition, net of cash acquired...........  $   6,852   $      --   $      --
  Equity received in exchange for services provided.........  $   1,000   $      --   $      --
Supplemental cash flow information:
  Interest paid during the year.............................  $   8,952   $  10,966   $  10,893
                                                              =========   =========   =========
  Income taxes paid during the year.........................  $     465   $  15,286   $   5,690
                                                              =========   =========   =========

        See accompanying notes to the consolidated financial statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                     RETAINED     UNREALIZED
                                      CAPITAL IN     EARNINGS      LOSS ON                     CUMULATIVE
                           COMMON     EXCESS OF    (ACCUMULATED   MARKETABLE     UNEARNED      TRANSLATION
                            STOCK     PAR VALUE      DEFICIT)     SECURITIES   COMPENSATION    ADJUSTMENTS    TOTAL
                          ---------   ----------   ------------   ----------   -------------   -----------   --------
                                                                (IN THOUSANDS)
Balance, December 31,
  1998..................  $     358    $209,193     $  40,190      $    --        $  (211)         $37       $249,567
Comprehensive income:
  Net income............         --          --        16,710           --             --           --         16,710
  Translation
    adjustment..........         --          --            --           --             --          (38)           (38)
                                                                                                             --------
  Comprehensive
    income..............                                                                                       16,672
  Shares granted under
    stock award plan....         --         362            --           --           (362)          --             --
  Compensation under
    stock award plan....         --          --            --           --            389           --            389
  Issuance of common
    stock and other.....         20      21,259            --           --             --           --         21,279
  Tax benefit related to
    exercise of stock
    options.............         --      21,431            --           --             --           --         21,431
                          ---------    --------     ---------      -------        -------          ---       --------
Balance, December 31,
  1999..................        378     252,245        56,900           --           (184)          (1)       309,338
Comprehensive income:
  Net income............         --          --        20,669           --             --           --         20,669
  Unrealized loss on
    marketable
    securities..........         --          --            --       (1,668)            --           --         (1,668)
  Translation
    adjustment..........         --          --            --           --             --           81             81
                                                                                                             --------
  Comprehensive
    income..............                                                                                       19,082
  Shares granted under
    stock award plan....         --       1,444            --           --         (1,444)          --             --
  Compensation under
    stock award plan....         --          --            --           --            950           --            950
  Issuance of common
    stock and other.....          5       5,449            --           --             --           --          5,454
  Tax benefit related to
    exercise of stock
    options.............         --       7,078            --           --             --           --          7,078
                          ---------    --------     ---------      -------        -------          ---       --------
Balance, December 31,
  2000..................        383     266,216        77,569       (1,668)          (678)          80        341,902
                          ---------    --------     ---------      -------        -------          ---       --------
Comprehensive (loss)
  Net (loss)............         --          --      (167,731)          --             --           --       (167,731)
  Unrealized loss on
    marketable
    securities..........         --          --            --       (1,543)            --           --         (1,543)
  Translation
    adjustment..........         --          --            --           --             --            8              8
                                                                                                             --------
  Comprehensive
    (loss)..............                                                                                     (169,266)
  Shares granted under
    stock award plan....         --         975            --           --           (975)          --             --
  Compensation under
    stock award plan....         --          --            --           --          1,076           --          1,076
  Issuance of common
    stock to acquire
    Arris Interactive
    L.L.C...............        370     226,810            --           --             --           --        227,180
  Issuance of stock
    options in
    acquisition of Arris
    Interactive
    L.L.C...............         --      12,531            --           --             --           --         12,531
  Issuance of common
    stock and other.....          2       1,118            --           --             --           --          1,120
                          ---------    --------     ---------      -------        -------          ---       --------
Balance, December 31,
  2001..................  $     755    $507,650     $ (90,162)     $(3,211)       $  (577)         $88       $414,543
                          =========    ========     =========      =======        =======          ===       ========

        See accompanying notes to the consolidated financial statements.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

     ARRIS Group, Inc., the successor to ANTEC Corporation (together with its consolidated subsidiaries, except as the context otherwise indicates, "ARRIS" or the "Company"), is an international communications technology company, headquartered in Duluth, Georgia. ARRIS specializes in the design and engineering of hybrid fiber-coax architectures and the development and distribution of products for these broadband networks. The Company provides its customers with products and services that enable reliable, high-speed, two-way broadband transmission of video, telephony, and data.

     ARRIS operates in one business segment, Communications, providing a range of customers with network and system products and services, primarily hybrid fiber-coax networks and systems for the communications industry. This segment accounts for 100% of consolidated sales, operating profit and identifiable assets of the Company. ARRIS provides a broad range of products and services to cable system operators and telecommunication providers. ARRIS is a leading developer, manufacturer and supplier of telephony, optical transmission, construction, rebuild and maintenance equipment for the broadband communications industry. ARRIS supplies most of the products required in a broadband communication system, including headend, distribution, drop and in-home subscriber products.

     On August 3, 2001, the Company acquired Nortel Networks' portion of Arris Interactive L.L.C., which was a joint venture formed by Nortel and us in 1995. Nortel exchanged its ownership interest in Arris Interactive L.L.C. for a subordinated redeemable preferred membership interest in Arris Interactive with a face amount of $100 million and 37 million shares of ARRIS Group, Inc. common stock (See Note 16 of the Notes to the Consolidated Financial Statements). As of December 31, 2001, Nortel Networks effectively controlled approximately 49% of the outstanding ARRIS common stock on a fully diluted basis. Following the acquisition, Nortel designated two new members of our Board of Directors.

     As of December 31, 2001, Liberty Media Corporation, which is part of the Liberty Media Group of AT&T whose financial performance is "tracked" by a separate class of AT&T stock, effectively controlled approximately 10% of the outstanding ARRIS common stock on a fully diluted basis. In August 2001, AT&T spun off Liberty Media to the holders of its tracking stock, and AT&T subsequently no longer indirectly owns that interest in the Company. The effective ownership includes options to acquire an additional 854,341 shares. A significant portion of the Company's revenue is derived from sales to AT&T (including MediaOne Communications, which was acquired by AT&T during 2000) aggregating $237.9 million, $431.5 million and $355.0 million for the years ended December 31, 2001, 2000 and 1999, respectively. Giving effect to AT&T's acquisition of MediaOne Communications, sales to the combined entity aggregated $391.1 million for 1999. ARRIS had accounts receivable from AT&T of approximately $35.9 million, $21.7 million and $90.4 million at December 31, 2001, 2000 and 1999, respectively.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Consolidation

     The consolidated financial statements include the accounts of ARRIS after elimination of intercompany transactions.

  (b) Use of Estimates

     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

  (c) Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year's financial statement presentation.

  (d) Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. The carrying amount reported in the consolidated balance sheets for cash and cash equivalents approximates fair value.

  (e) Inventories

     Inventories are stated at the lower of average, approximating first-in, first-out, cost or market. The cost of finished goods and work in process comprises material, labor, and manufacturing overhead.

  (f) Investments

     Prior to March 1999, the Company owned a 25% interest in Arris Interactive L.L.C., a joint venture with Nortel Networks ("Nortel") that was accounted for under the equity method. Arris Interactive L.L.C. was focused on the development, manufacture and sale of products that enable the provision of a broad range of telephone and data services over hybrid fiber-coax architectures typically used for video distribution. From March 1999 to August 2001 we owned an 18.75% interest in Arris Interactive L.L.C., which was accounted for on the cost method.

     In connection with the Arris Interactive L.L.C. acquisition, the quarters ended March 31, 2001 and June 30, 2001 were restated in accordance with Accounting Principles Board ("APB") No. 18, The Equity Method of Accounting for Investments in Common Stock. This APB states that an investment in common stock of an investee that was previously accounted for by the cost method becomes qualified for use of the equity method by an increase in the level of ownership. We adopted the use of the equity method upon acquisition of Nortel's portion of Arris Interactive L.L.C., and all prior periods presented have been adjusted retroactively to reflect the equity method of accounting. During 2000, Arris Interactive L.L.C. recorded net income. However, in the periods prior to 2000, Arris Interactive L.L.C. incurred net losses, of which we did not recognize our proportionate share due to our investment in Arris Interactive L.L.C being reduced to zero. APB No. 18 states that the Company should recognize gains only after its share of net income equals its share of net losses not recognized. Our share of Arris Interactive's net income in 2000 did not exceed the losses unrecognized in previous years, and therefore, these periods have not been restated. However, during the periods ending March 31, 2001 and June 30, 2001, Arris Interactive L.L.C. recorded net losses and we have restated these periods to reflect our share of the losses under the equity method of accounting due to the our investment in and advances to Arris Interactive at December 31, 2000 being sufficient to record such losses.

     The Company holds investments in the common stock of Lucent Technologies and Avaya, Inc. totaling approximately $0.8 million at December 31, 2001, which are classified as trading securities. Changes in the market value of these securities are recognized in income and resulted in a net pre-tax loss of approximately $0.8 million during the year ended December 31, 2001 and a pretax gain of approximately $0.5 million during the year ended December 31, 2000.

     The Company's remaining investments in marketable securities, totaling approximately $2.1 million, are classified as available-for-sale. At December 31, 2001 and 2000, ARRIS had unrealized losses related to these available-for-sale equity securities of approximately $3.2 million and $1.7 million respectively, included in comprehensive income. In 2000, the Company recognized a pre-tax loss of approximately $1.3 million relating to investments with other than temporary impairments.

     During the ordinary course of business, the Company has made strategic investments in private companies, which total approximately $12.0 million at December 31, 2001. These strategic investments are recorded at cost and are periodically evaluated for impairment.

  (g) Revenue Recognition

     ARRIS' revenue recognition policies are in compliance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as issued by the Securities and Exchange Commission. Sales and related cost of sales are recognized at the time products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed and collectibility of the related receivable is reasonably assured. Sales of services are recognized at the time of performance. ARRIS resells software developed by outside third parties. Software sold by ARRIS does not require significant production, modification or customization. Software revenue is generally recognized when shipment is made, no significant vendor obligations remain and collection is considered probable.

  (h) Depreciation of Property, Plant and Equipment

     The Company provides for depreciation of property, plant and equipment principally on the straight-line basis over the estimated useful lives of 25 to 40 years for buildings and improvements, 3 to 10 years for machinery and equipment, and the term of the lease for leasehold improvements. Depreciation expense for the three years ended December 31, 2001, 2000, and 1999 was approximately $18.1 million, $13.6 million and $11.0 million, respectively.

  (i) Goodwill and Long-Lived Assets

     Goodwill relates to the excess of cost over net assets resulting from an acquisition. Goodwill resulting from the 1986 acquisition of Anixter (ARRIS' former owner) by Anixter International was allocated to ARRIS based on ARRIS' proportionate share of total operating earnings of Anixter for the period subsequent to the acquisition. Goodwill also has resulted from acquisitions of businesses by Anixter and ARRIS subsequent to 1986 that now are owned by ARRIS.

     ARRIS assesses the recoverability of goodwill and other long-lived assets whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. If expected future undiscounted cash flows from operations are less than their carrying amounts, an asset is determined to be impaired, and a loss is recorded for the amount by which the carrying value of the asset exceeds its fair value. Fair value is based on discounting estimated future cash flows or using other valuation methods as appropriate. Non-cash amortization expense is being recognized as a result of amortization of goodwill on a straight-line basis over a period of 40 years from the respective dates of acquisition. The estimation of future cash flows is critical to the valuation of goodwill. The communications industry is subject to rapid technological changes and significant variations in capital spending by system operators. As a result, estimations of future cash flows are difficult, and to the extent that the Company has overestimated those cash flows the Company may also have underestimated the need to reduce any attendant goodwill.

     Effective January 1, 2002, we will adopt Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. In general, SFAS No. 142 requires that during 2002 the Company assesses the fair value of the net assets underlying its acquisition related goodwill on a business by business basis. Where that fair value is less than the related carrying value, the Company will be required to reduce the amount of the goodwill. These reductions will be made retroactive to January 1, 2002. SFAS No. 142 also requires that the Company discontinue the amortization of its acquisition related goodwill.

     As of December 31, 2001, the financial statements include acquisition related goodwill of $259.1 million, net of previous amortization. Although the process of implementing SFAS No. 142 will take several more months, it is possible that a portion of this goodwill may be impaired and may need to be reduced. In addition, the Company no longer will be amortizing acquisition related goodwill, which aggregated $4.9 million in 2001, 2000, and 1999.

     As of December 31, 2001, the financial statements included intangibles of $44.5 million, net of amortization of $7.0 million. These intangibles are related to the existing technology acquired from Arris Interactive L.L.C. on August 3, 2001, and will be amortized over a three year period. The valuation process to determine the fair market value of the existing technology was performed by an outside valuation service. The value assigned was calculated using an income approach utilizing the cash flow generated by this technology.

  (j) Advertising and Sales Promotion

     Advertising and sales promotion costs are expensed as incurred. Advertising expense was approximately $1.3 million, $3.3 million and $2.8 million for the years ended December 31, 2001, 2000 and 1999, respectively.

  (k) Research and Development

     Research and development ("R&D") costs are expensed as incurred. ARRIS' research and development expenditures for the years ended December 31, 2001, 2000 and 1999 were approximately $54.5 million, $23.4 million and $16.6 million, respectively. Acquired in-process research and development in the amount of $18.8 million was written off in connection with the Arris Interactive acquisition during the third quarter of 2001.

  (l) Warranty

     ARRIS provides, by a current charge to income in the period in which the related revenue is recognized, an amount it estimates will be needed to cover future warranty obligations.

  (m) Income Taxes

     ARRIS uses the liability method of accounting for income taxes, which requires recognition of temporary differences between financial statement and income tax bases of assets and liabilities, measured by enacted tax rates. The Company continually reviews the adequacy of the valuation allowance and recognizes the benefits of deferred tax assets only as reassessment indicates that it is more likely than not that the deferred tax assets will be realized.

  (n) Foreign Currency

     The financial position and operating results of ARRIS' foreign operations are consolidated using the local currency as the functional currency. All balance sheet accounts of foreign subsidiaries are translated at the current exchange rate at the end of the accounting period with the exception of fixed assets, which are translated at historical cost. Income statement items are translated at average currency exchange rates. The resulting translation adjustment is recorded as a separate component of stockholders' equity.

  (o) Stock-Based Compensation

     ARRIS grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, does not recognize compensation expense for the stock option grants. As required by Financial Accounting Standards Board ("FASB") Statement No. 123, Accounting for Stock-Based Compensation, ARRIS presents supplemental information disclosing pro forma net income and net income per common share as if the Company had recognized compensation expense on stock options granted subsequent to December 31, 1994 under the fair value method of that statement. (See Note 12 of Notes to the Consolidated Financial Statements.)

  (p) Interest Rate Agreements

     As of December 31, 2001, the Company had a zero balance in floating rate indebtedness and had no outstanding interest rate swap agreements.

  (q) Concentrations of Credit

     Financial instruments that potentially subject ARRIS to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. ARRIS places its temporary cash investments with high credit quality financial institutions in accordance with debt agreements. Concentrations with respect to accounts receivable occur as the Company sells primarily to large, well established companies including companies outside of the United States, however, the credit quality of these customers significantly diminishes the risk of loss from extension of credit. Our credit policy generally does not require collateral from our customers. ARRIS closely monitors extensions of credit to other parties and, where necessary, utilizes common financial instruments to mitigate risk or requires cash on delivery terms. Overall financial strategies and the effect of using a hedge are reviewed periodically. Due to the economic disturbances in Argentina, the Company recorded a write-off of $4.4 million (reflected in cost of sales) related to unrecoverable amounts due from a customer in that region during 2001.

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     - Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

     - Accounts receivable and accounts payable: The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate their fair values.

     - Marketable securities: The fair values for trading and available-for-sale equity securities are based on quoted market prices.

     - Long-term debt: The carrying amounts of the Company's borrowings under its long-term revolving credit arrangements approximate their fair value. The fair value of the Company's convertible subordinated debt is based on its quoted market price and totaled approximately $89.7 million and $62.1 million at December 31, 2001 and 2000, respectively.

     - Foreign exchange contracts and interest rate swaps: The fair values of the Company's foreign currency contracts and interest rate swaps are estimated based on dealer quotes, quoted market prices of comparable contracts adjusted through interpolation where necessary, maturity differences or if there are no relevant comparable contracts on pricing models or formulas using current assumptions. As of December 31, 2001, the Company did not have any foreign exchange contracts. The Company had no interest rate swap agreements outstanding as of December 31, 2001.

  (r) Accounting for Derivative Instruments

     ARRIS uses various derivative financial instruments, including foreign exchange contracts, and in the past, interest rate swap agreements to enhance the Company's ability to manage risk. Derivative instruments are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. ARRIS' derivative financial instruments are for purposes other than trading. ARRIS' non-derivative financial instruments include letters of credit, commitments to extend credit and guarantees of debt. ARRIS generally does not require collateral to support its financial instruments.

     It is the Company's policy to recognize all derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts, in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareholders' equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risk(s). Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in comprehensive income net of applicable deferred taxes. Changes in fair values of derivatives, not qualifying as hedges, are reported in income. These amounts were immaterial for the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE 3. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used." The Statement is effective for year-ends beginning after December 15, 2001 (e.g. January 1, 2002 for a calendar-year company). The Company is in the process of evaluating the impact SFAS 144 will have upon adoption, but does not anticipate it will have a significant impact on its financial position or results of operations.

     In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. The review process will entail assessing the fair value of the net assets underlying our acquisition related goodwill on a business by business basis. If the fair value is deemed less than the related carrying value, we will be required to reduce the amount of the goodwill. These reductions will be made retroactive to January 1, 2002. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.

     The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. The transitional provisions of SFAS No. 142 have been adopted for the goodwill and intangible assets acquired with the Arris Interactive L.L.C. transaction, as the acquisition occurred on August 3, 2001. The Company will apply the new accounting rules to goodwill and intangible assets acquired prior to July 1, 2001 at the beginning of fiscal year 2002. As of December 31, 2001, our financial statements included acquisition related goodwill of $259.1 million, net of previous amortization. The process of implementing Statement No. 142 has begun and will be complete during the first half of 2002. In addition, we no longer will be amortizing acquisition related goodwill, which amortization aggregated, $4.9 million in 2001, $4.9 million in 2000 and $4.9 million in 1999. If the goodwill acquired with the Arris Interactive L.L.C. transaction had been amortized over a ten year useful life, it would have resulted in approximately $5.1 million of additional amortization expense for the year ended December 31, 2001.

     In 2000, the Emerging Issues Task Force reached a consensus on EITF No. 00-10, Accounting for Shipping and Handling Fees and Costs ("EITF 00-10") that states all amounts billed to a customer in a sale transaction related to shipping and handling represent revenues earned for the goods provided and should be classified as revenue. In 1999 and 2000, shipping revenue and the related cost of sales were netted as pass-through expenses, reimbursed in total by the Company's customers. However, all shipping and handling costs, in aggregate have now been reclassified to net sales and cost of sales. Shipping and handling costs for the years ended December 31, 2001, 2000 and 1999 were approximately $7.3 million, $20.0 million and $18.2 million, respectively, and are appropriately classified to net sales and cost of sales.

NOTE 4. RESTRUCTURING AND OTHER CHARGES

     In the fourth quarter of 2001, ARRIS closed a research and development facility in Raleigh, North Carolina and recorded a $4.0 million charge related to severance and other costs associated with closing that facility. This charge included termination expenses of $2.2 million related to the involuntary dismissal of 48 employees, primarily engaged in engineering functions at that facility. Also included in the $4.0 million charge was $0.7 million related to lease commitments, $0.2 million related to the impairment of fixed assets, and $0.9 million related to other shutdown expenses. As of December 31, 2001, approximately $2.0 million related to severance, $0.7 million related to lease commitments, and $0.9 million of shutdown expenses remained in the restructuring accrual to be paid. The Company anticipates disposing of $0.2 million of fixed assets during the second quarter of 2002.

     In the third quarter of 2001, the Company announced a restructuring plan to outsource the functions of most of its manufacturing facilities. This decision to reorganize was due in part to the ongoing weakness in industry spending patterns. The plan entails the implementation of an expanded manufacturing outsourcing strategy and the related closure of the four factories located in El Paso, Texas and Juarez, Mexico. The closure of the factories is anticipated to be complete during the first half of 2002. As a result, the Company recorded restructuring and impairment charges of $66.2 million. Included in these charges was approximately $32.0 million related to the write-down of inventories and approximately $1.7 million related to remaining warranty and purchase order commitments, which have been reflected in cost of sales. Also included in the restructuring and impairment charge was approximately $5.7 million related to severance and associated personnel costs, $5.9 million related to the impairment of goodwill due to the pending sale of the power product lines, $14.8 million related to the impairment of fixed assets, and approximately $6.1 million related to lease termination and other shutdown expenses of factories and office space. The personnel-related costs included termination expenses for the involuntary dismissal of 807 employees, primarily engaged in production and assembly functions performed at the facilities. ARRIS offered terminated employees separation amounts in accordance with the Company's severance policy and provided the employees with specific separation dates. The severance and associated personnel costs will be paid upon closure of the factories. As of December 31, 2001, approximately $3.7 million related to severance, $2.6 million related to lease commitments, $0.7 million related to purchase order commitments, $1.0 million related to the warranty reserve, and $1.8 million of other shutdown expenses relating to the restructuring and impairment charges remained in the accrual to be paid. The fixed assets will be disposed of in the first half of 2002.

     In accordance with SFAS No. 109, Accounting for Income Taxes, an adjustment to the valuation allowance of $38.1 million against deferred tax assets was recorded in the third quarter of 2001. As a result of the restructuring and impairment charges described above, the Company was placed in a cumulative loss position for recent years, which provides significant negative evidence to not recognize deferred tax assets.

     In the fourth quarter of 1999, in conjunction with the announced consolidation of the New Jersey facility to Georgia and the Southwest, coupled with the discontinuance of certain product offerings, the Company recorded a pre-tax charge of approximately $16.0 million. Included in the charge was approximately $2.6 million related to personnel costs and approximately $3.0 million related to lease termination and other facility shutdown charges. Included in the restructuring was the elimination of certain product lines resulting in an inventory obsolescence charge totaling approximately $10.4 million, which has been reflected in the cost of sales. The personnel-related costs included termination expenses for the involuntary dismissal of 87 employees, primarily engaged in engineering, inside sales and warehouse functions performed at the New Jersey facility. ARRIS offered terminated employees separation amounts in accordance with ARRIS' severance policy and provided the employees with specific separation dates. In connection with customer demand shifting to ARRIS' newer product offerings, such as the Scaleable and Micro Node products, ARRIS discontinued certain older product lines that were not consistent with ARRIS' focus on two-way, high-speed internet, voice and video communications equipment. This discontinuance affected the uninterruptible common ferroresonant and security lock powering products and included the narrowing of ARRIS' radio frequency and optical products.

     During the second quarter of 2000, ARRIS further evaluated its powering and radio frequency products and recorded an additional pre-tax charge of $3.5 million to cost of goods sold, bringing the total reorganization related charge to $19.5 million. In addition to the charges totaling $19.5 million, ARRIS also incurred $0.7 million in connection with the New Jersey facility closure. As of December 31, 2001, $0.2 million related to personnel costs and $0.6 million related to lease termination remained to be paid in the restructuring accrual.

     In January 1998, ARRIS announced a consolidation plan implemented concurrently with the creation of the new organization in Georgia. ARRIS completed the consolidation of its Rolling Meadows, Illinois corporate and administrative functions into the Duluth, Georgia and the Englewood, Colorado locations during 1999. As part of the consolidation, the two principal facilities located in Georgia were consolidated and some international operating and administrative functions located in Miami and Chicago were also consolidated into Georgia. In connection with these consolidations, ARRIS recorded a pre-tax charge of approximately $10.0 million in the first quarter of 1998. The components of the restructuring charge included approximately $7.6 million related to personnel costs and approximately $2.4 million related to lease termination payments and other costs. Subsequently, during the fourth quarter of 1998, ARRIS reduced this charge by $0.9 million as a result of the ongoing evaluation of the estimated costs associated with these actions. The personnel-related costs included termination expenses related to the involuntary termination of 177 employees, primarily related to the finance and management information systems activities as well as international operational functions located in Chicago and Miami. ARRIS offered terminated employees separation amounts in accordance with ARRIS' severance policy and provided the employees with specific separation dates. As of December 31, 1999, 139 of the 177 employees had been terminated and it was determined that 38 employees originally included as part of the 177 employees to be terminated would remain as employees. Additionally, ARRIS' actual cost of terminating or sub-letting real estate obligations in Georgia and Illinois were slightly higher than anticipated. As of December 31, 1999, approximately $0.6 million of accrued costs related to the obligations resulting from this restructuring remained. ARRIS expended this remaining balance during the first quarter of 2000.

NOTE 5. INVENTORIES

     Inventories are stated at the lower of average, approximating first-in, first-out, cost or market. The components of inventory are as follows (in thousands):

                                                             DECEMBER 31,
                                                         --------------------
                                                           2001        2000
                                                         --------    --------
Raw material...........................................  $ 46,104    $ 62,458
Work in process........................................     1,797       9,119
Finished goods.........................................   140,070     192,106
                                                         --------    --------
          Total inventories............................  $187,971    $263,683
                                                         ========    ========

     During the year ended December 31, 2001, the Company sold approximately $9.2 million of inventory related to the sale of power product lines.

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, at cost, consisted of the following (in thousands):

                                                             DECEMBER 31,
                                                         --------------------
                                                           2001        2000
                                                         --------    --------
Land...................................................  $  1,964    $  2,549
Buildings and leasehold improvements...................    11,258      15,394
Machinery and equipment................................    78,529      90,853
                                                         --------    --------
                                                           91,751     108,796
Less: Accumulated depreciation.........................   (39,057)    (55,443)
                                                         --------    --------
          Total property, plant and equipment, net.....  $ 52,694    $ 53,353
                                                         ========    ========

NOTE 7. LONG-TERM DEBT

     Long-term debt consisted of the following (in thousands):

                                                             DECEMBER 31,
                                                         --------------------
                                                           2001        2000
                                                         --------    --------
Revolving Credit Facility..............................  $     --    $ 89,000
4.5% Convertible Subordinated Notes....................   115,000     115,000
                                                         --------    --------
                                                         $115,000    $204,000
                                                         ========    ========

     In 1998, the Company issued $115.0 million of 4.5% Convertible Subordinated Notes ("Notes") due May 15, 2003. The Notes are convertible, at the option of the holder, at any time prior to maturity, into the Company's common stock ("Common Stock") at a conversion price of $24.00 per share. The Notes became redeemable, in whole or in part, at the Company's option, on May 15, 2001. If the Notes are redeemed prior to May 15, 2002, the Company will be required to pay a premium of 1.8% of the principal amount or approximately $2.1 million. As of December 31, 2001, ARRIS had not exercised its option to redeem these Notes.

     The Company's bank indebtedness was refinanced on August 3, 2001, in connection with the Arris Interactive L.L.C. acquisition. (See Note 16 of Notes to the Consolidated Financial Statements.) At this time, unamortized deferred financing costs of $1.9 million, or $0.03 per diluted share, relating to the previous credit facility were written off. In accordance with EITF 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments, this charge was recorded as an extraordinary loss on the extinguishment of debt. As a result of the restructuring and impairment charges described in Note 4 of Notes to the Consolidated Financial Statements, the Company was placed in a cumulative loss position for recent years and therefore no tax effect was recorded in relation to this extraordinary loss.

     The new facility is an asset-based revolving credit facility, which initially permitted the borrowers (including the Company and Arris Interactive) to borrow up to $175 million (which can be increased under certain conditions by up to $25 million), based upon availability under a borrowing base calculation. In general, the borrowing base is limited to 85% of net eligible receivables (with special limitations in relation to foreign receivables) and 80% of the orderly liquidation value of eligible inventory (not to exceed $80 million). The facility contains traditional financial covenants, including fixed charge coverage, senior debt leverage, minimum net worth, and minimum inventory turns ratios, and a $10 million minimum borrowing base availability covenant. The facility is secured by substantially all of the borrowers' assets. The credit facility has a maturity date of August 3, 2004. However, the maturity date of the credit facility will be December 31, 2002 in the event that the Company's convertible subordinated notes due May 15, 2003 are not either fully refinanced or fully converted to ARRIS common stock prior to December 31, 2002 in a manner satisfactory to the lenders under the credit facility. Refinancing or converting the convertible subordinated notes could result in a significant charge to earnings.

     As of December 31, 2001, ARRIS had approximately $86.0 million of available borrowings under the Credit Facility.

     In conjunction with the acquisition of Arris Interactive L.L.C., we issued to Nortel Networks a subordinated redeemable preferred membership interest in Arris Interactive with a face amount of $100.0 million. This membership interest earns a return of 10% per annum, compounded annually. For the year ended December 31, 2001, we recorded membership interest expense of $4.1 million.

     ARRIS has not paid dividends on its common stock since its inception. The Company's primary loan agreement contains covenants that prohibit the Company from paying dividends.

NOTE 8. COMMON STOCK

     The following shares of Common Stock have been reserved for future issuance:

                                                              DECEMBER 31,
                                                 --------------------------------------
                                                    2001          2000          1999
                                                 ----------    ----------    ----------
Convertible subordinated notes.................   4,791,667     4,791,667     4,791,667
Stock options..................................  14,640,106     7,251,775     4,742,112
Director stock units...........................      71,200        40,500        36,900
Employee stock purchase plan...................     800,000       448,298       466,907
Liberty Media options..........................     854,341       854,341       854,341
Nortel Networks................................          --            --     2,747,252
                                                 ----------    ----------    ----------
Total..........................................  21,157,314    13,386,581    13,639,179
                                                 ==========    ==========    ==========

NOTE 9. EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the periods indicated (in thousands except per share data):

                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                        --------------------------------
                                                           2001        2000       1999
                                                        ----------   --------   --------
Basic:
  Net (loss) income before extraordinary loss.........  $(165,878)   $20,669    $16,710
  Extraordinary loss..................................     (1,853)        --         --
                                                        ---------    -------    -------
  Net (loss) income...................................  $(167,731)   $20,669    $16,710
                                                        =========    =======    =======
  Weighted average shares outstanding.................     53,624     37,965     36,600
                                                        =========    =======    =======
  Basic (loss) earnings per share.....................  $   (3.13)   $  0.54    $  0.46
                                                        =========    =======    =======
Diluted:
  Net (loss) income before extraordinary loss.........  $(165,878)   $20,669    $16,710
  Extraordinary loss..................................     (1,853)        --         --
                                                        ---------    -------    -------
  Net (loss) income...................................  $(167,731)   $20,669    $16,710
                                                        =========    =======    =======
  Weighted average shares outstanding.................     53,624     37,965     36,600
  Net effect of dilutive securities:
     Add: options, net of tax benefit.................         --      1,606      2,267
                                                        ---------    -------    -------
  Total...............................................     53,624     39,571     38,867
                                                        =========    =======    =======
  Diluted (loss) earnings per share...................  $   (3.13)   $  0.52    $  0.43
                                                        =========    =======    =======

     The 4.5% Convertible Subordinated Notes were antidilutive for all periods presented. The effects of the options were not presented for the year ended December 31, 2001 as the Company incurred a net loss and inclusion of these securities would be antidilutive.

     On January 8, 2002, ARRIS issued 5.25 million shares of ARRIS common stock for the purchase of substantially all of the assets and certain liabilities of Cadant, Inc. (See Note 17 of Notes to the Consolidated Financial Statements).

NOTE 10. INCOME TAXES

     Income tax expense (benefit) consisted of the following (in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2001       2000       1999
                                                        -------    -------    -------
Current -- Federal..................................    $(4,636)   $12,496    $11,698
           State....................................       (430)     1,759      2,513
                                                        -------    -------    -------
                                                         (5,066)    14,255     14,211
                                                        -------    -------    -------
Deferred -- Federal.................................     29,908         26       (355)
            State...................................      2,777          4        (50)
                                                        -------    -------    -------
                                                         32,685         30       (405)
                                                        -------    -------    -------
                                                        $27,619    $14,285    $13,806
                                                        =======    =======    =======

     A reconciliation of the Statutory Federal tax rate of 35% and the effective rates is as follows:

                                                                  YEARS ENDED DECEMBER 31,
                                                                 --------------------------
                                                                  2001      2000      1999
                                                                 ------     -----     -----
Statutory Federal income tax expense (benefit)..............      (35.0)%    35.0%     35.0%
Effects of:
  Amortization of goodwill..................................        1.1%      4.4%      5.0%
  State income taxes, net of Federal benefit................       (3.3)%     2.1%      3.4%
  Meals and entertainment...................................        0.3%      1.1%      1.3%
  Write-off of acquired in-process R&D......................        4.7%      0.0%      0.0%
  Change in valuation allowance.............................       51.9%     (2.8)%     0.0%
  Other, net................................................        0.0%      1.1%      0.5%
                                                                 ------     -----     -----
                                                                   19.7%     40.9%     45.2%
                                                                 ======     =====     =====

     Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Significant components of ARRIS' net deferred tax assets (liabilities) were as follows (in thousands):

                                                             DECEMBER 31,
                                                          -------------------
                                                            2001       2000
                                                          --------    -------
Current deferred tax assets:
  Inventory costs.....................................    $ 16,853    $11,678
  Merger/restructuring related reserves...............       6,481      3,897
  Allowance for uncollectible accounts................       3,599      2,058
  Accrued pension.....................................       4,707      2,211
  Other, principally operating expenses...............      14,274       (916)
                                                          --------    -------
          Total current deferred tax assets...........      45,914     18,928
Long-term deferred tax assets:
  Federal/state net operating loss carryforwards......      19,521      3,076
  Foreign net operating loss carryforwards............       2,358      2,358
  Plant and equipment, depreciation and basis
     differences......................................       7,687      3,697
                                                          --------    -------
          Total long-term deferred tax assets.........      29,566      9,131
                                                          --------    -------
Long-term deferred tax liabilities:
  Purchased technology................................     (17,017)        --
  Goodwill and other..................................      (2,040)    (1,362)
                                                          --------    -------
          Total long-term deferred tax liabilities....     (19,057)    (1,362)
Net deferred tax assets...............................      56,423     26,697
  Valuation allowance on deferred tax assets..........     (56,423)    (2,358)
                                                          --------    -------
          Net deferred tax assets.....................    $     --    $24,339
                                                          ========    =======

     As of December 31, 2001, ARRIS has estimated federal and foreign tax loss carryforwards of $51.0 million and $6.9 million, respectively. The federal and foreign tax loss carryforwards expire through 2016 and 2005, respectively. As of December 31, 2001, tax benefits arising from loss carryforwards of approximately $2.4 million originating prior to TSX's quasi-reorganization on November 22, 1985 would be credited directly to additional paid in capital if and when realized.

     ARRIS established a valuation allowance in accordance with the provisions of FASB Statement No. 109, Accounting for Income Taxes. The Company continually reviews the adequacy of the valuation allowance and recognizes the benefits of deferred tax assets only as reassessment indicates that it is more likely than not that the deferred tax assets will be realized. As of December 31, 2001, the Company will be able to realize approximately $5,066,000 of NOL carrybacks.

     The Company had U.S. and foreign net operating loss carryforwards at December 31, 2001 expiring as follows (in thousands):

                                                              U.S.     FOREIGN
EXPIRATION IN CALENDAR YEAR                                  AMOUNT    AMOUNT
---------------------------                                  -------   -------
  2002.....................................................  $ 1,099   $   --
  2004.....................................................      501       --
  2005.....................................................    1,967    6,935
  2007.....................................................    2,745       --
  2008.....................................................    1,379       --
  2016.....................................................   43,343       --
                                                             -------   ------
                                                             $51,034   $6,935
                                                             =======   ======

NOTE 11. COMMITMENTS

     ARRIS leases office, distribution, and manufacturing facilities as well as equipment under long-term operating leases expiring at various dates through 2009. Future minimum lease payments under non-cancelable operating leases at December 31, 2001 were as follows (in thousands):

2002......................................................   $ 9,879
2003......................................................     7,458
2004......................................................     6,266
2005......................................................     5,201
2006......................................................     4,043
Thereafter................................................     4,557
Less sublease income......................................    (3,326)
                                                             -------
Total minimum lease payments..............................   $34,078
                                                             =======

     Total rental expense for all operating leases amounted to approximately $7.8 million, $5.3 million and $7.6 million for the years ended December 31, 2001, 2000 and 1999, respectively. We currently lease approximately 75,000 square feet of office space from Nortel Networks with an annual rental charge of approximately $675,000 expiring July 2004.

     As of December 31, 2001, the Company had approximately $1.6 million outstanding under letters of credit with its banks.

NOTE 12. STOCK-BASED COMPENSATION

     ARRIS grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the market price of the shares at the date of grant. ARRIS accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees and, accordingly, does not recognize compensation expense for the stock option grants. The Company has elected to follow APB Opinion No. 25 because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options.

     ARRIS grants stock options under its 2001 Stock Incentive Plan ("2001 SIP") and issues stock purchase rights under its Employee Stock Purchase Plan ("ESPP"). In connection with the Company's reorganization on August 3, 2001, the Company froze additional grants under its prior plans, which are the 2000 Stock

Incentive Plan ("2000 SIP"), the 2000 Mid-Level Stock Option Plan ("MIP"), the 1997 Stock Incentive Plan ("SIP"), the 1993 Employee Stock Incentive Plan ("ESIP"), the Director Stock Option Plan ("DSOP"), and the TSX Long-Term Incentive Plan ("LTIP"). All options granted under the previous plans are still exercisable. These plans are described below.

     As required by SFAS No. 123, ARRIS presents below supplemental information disclosing pro forma net (loss) income and net (loss) income per common share as if ARRIS had recognized compensation expense on stock options granted subsequent to December 31, 1994 under the fair value method of that statement. The fair value for these options was estimated using a Black-Scholes option-pricing model. The weighted average assumptions used in this model to estimate the fair value of options granted under the 2001 SIP, 2000 SIP, MIP, SIP, ESIP, DSOP and LTIP for 2001, 2000 and 1999 were as follows: risk-free interest rates of 4.27%, 5.03% and 5.41%, respectively; a dividend yield of 0%; volatility factor of the expected market price of ARRIS' common stock of .71, .64 and .56, respectively; and a weighted average expected life of 4, 5, and 7 years, respectively. The weighted average assumptions used to estimate the fair value of purchase rights granted under the ESPP for 2001, 2000, and 1999 were as follows: risk-free interest rates of 2.70%, 5.52% and 5.66% respectively; a dividend yield of 0%; volatility factor of the expected market price of ARRIS' common stock of .64, ..64 and .56, respectively; and a weighted average expected life of .5, 1 and 1 year, respectively.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because ARRIS' employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. ARRIS' pro forma information follows (in thousands, except per share data):

                                                          2001       2000      1999
                                                        ---------   -------   -------
Pro forma net (loss) income...........................  $(176,991)  $14,454   $12,766
                                                        =========   =======   =======
Pro forma net (loss) income per common share:
  Basic...............................................  $   (3.30)  $  0.38   $  0.35
                                                        =========   =======   =======
  Diluted.............................................  $   (3.30)  $  0.37   $  0.33
                                                        =========   =======   =======

     Compensation expense recognized for pro forma purposes was approximately $9.3 million, $10.4 million and $6.6 million for 2001, 2000 and 1999, respectively. SFAS No. 123 is applicable only to options granted subsequent to December 31, 1994.

     In 2001, the Board of Directors approved the 2001 SIP to facilitate the retention and continued motivation of key employees, consultants and directors, and to align more closely their interests with those of the Company and its stockholders. Awards under the 2001 SIP may be in the form of incentive stock options, non-qualified stock options, stock grants, stock units, restricted stock, stock appreciation rights, performance shares and units, dividend equivalent rights and reload options. A total of 9,580,000 shares of the Company's common stock may be issued pursuant to this plan. Options granted under this plan vest in fourths on the anniversary date of the grant beginning with the first anniversary and terminate ten years from the date of grant.

     In 2001, the Board of Directors approved a proposal to grant truncated options to employees and board members having previous stock options with exercise prices more than 33% higher than the market price of the Company's stock at $10.20 per share. The truncated options to purchase stock of the Company pursuant to the Company's 2001 Stock Incentive Plan, have the following terms: (a) one fourth of each option shall be exercisable immediately and an additional one fourth shall become exercisable or vest on each anniversary of this grant; (b) each option shall be exercisable in full after the closing price of the stock has been at or above the target price as determined by the agreement for twenty consecutive trading days (the "Accelerated Vesting Date");
(c) each option shall expire on the earliest of (i) the tenth anniversary of grant, (ii) six months and one day from the accelerated vesting date, (iii) the occurrence of an earlier expiration event as provided in the terms of the options granted by 2000 stock option plans. No compensation was recorded in relation to these options.

     In 2000, the Board of Directors approved the 2000 SIP to facilitate the retention and continued motivation of key employees, consultants and directors, and to align more closely their interests with those of the Company and its stockholders. Awards under the 2000 SIP may be in the form of incentive stock options, non-qualified stock options, stock grants, stock units, restricted stock, stock appreciation rights, performance shares and units, dividend equivalent rights and reload options. A total of 2,500,000 shares of the Company's common stock were originally reserved for issuance under this plan. Options granted under this plan vest in fourths on the anniversary date of the grant beginning with the first anniversary and terminate ten years from the date of grant. No compensation was recorded in relation to these options.

     In 2000, the Board of Directors approved the 2000 MIP established to facilitate the retention and continued motivation of key mid-level employees and to align more closely their interests with those of the Company and its stockholders. Awards under this plan were in the form of non-qualified stock options. A total of 500,000 shares of ARRIS' common stock were originally reserved for issuance under this plan. As only mid-level employees of the Company are eligible to receive grants under this plan, no options under this plan were granted to officers of ARRIS. No mid-level employee received more than 7,500 options to purchase shares of the Company's stock under this plan and no option may be granted under this plan after the date of the 2000 annual meeting of stockholders. Options granted under this plan vest in fourths on the anniversary date of the grant beginning with the first anniversary and terminate ten years from the date of grant.

     In 1997, the Board of Directors approved the SIP to facilitate the hiring, retention and continued motivation of key employees, consultants and directors and to align more closely their interests with those of the Company and its stockholders. Awards under the SIP were in the form of incentive stock options, non-qualified stock options, stock grants, stock units, restricted stock, stock appreciation rights, performance shares and units, dividend equivalent rights and reload options. A total of 3,750,000 shares of the Company's common stock were originally reserved for issuance under this plan. Vesting requirements for issuance under the SIP may vary as may the related date of termination.

     Approximately three-fourths of the SIP options granted were tied to a vesting schedule that would accelerate if ARRIS' stock closed above specified prices ($15, $20 and $25) for 20 consecutive days and the Company's diluted earnings per common share (before non-recurring items) over a period of four consecutive quarters exceed $1.00 per common share. As of March 31, 1999 the $1.00 per diluted share trigger for the vesting of these grants was met. The $15 and $20 stock value targets had already been met. Accordingly two-thirds of these options were vested. Further, on May 26, 1999, the final third was vested upon meeting the $25 per share value target. Under the terms of the options, one half of the vested options became exercisable when the target was reached and the remaining options become exercisable one year later. A portion of all other options granted under this plan vest each year on the anniversary of the date of grant beginning with the second anniversary and terminate seven years from the date of grant. The remaining portion of options granted under the SIP plan vest in fourths on the anniversary of the date of grant beginning with the first anniversary and have an extended life of ten years from the date of grant.

     In 1993, the Board of Directors approved the ESIP that provides for granting key employees and consultants options to purchase up to 1,925,000 shares of ARRIS common stock. In 1996, an amendment to the ESIP was approved increasing the number of shares of ARRIS common stock that may be issued pursuant to that plan from 1,925,000 shares to 3,225,000 shares. One-third of these options vests each year on the anniversary of the date of grant beginning with the second anniversary. The options terminate seven years from the date of grant.

     In 1993, the Board of Directors also approved the DSOP that provides for the granting, to each director of the Company who has not been granted any options under the ESIP each January 1, commencing January 1, 1994, an option to purchase 2,500 shares of ARRIS common stock for the average closing price for the ten trading days preceding the date of grant. A total of 75,000 shares of ARRIS common stock have been were originally reserved for issuance under this plan. These options vest six months from the date of grant and terminate seven years from the date of grant. No options have been issued pursuant to this plan after 1997.

     In connection with ARRIS' acquisition of TSX in 1997, each option to purchase TSX common stock under the LTIP was converted to a fully vested option to purchase ARRIS common stock. A total of 883,900 shares of ARRIS common stock have been allocated to this plan. The options under the LTIP terminate ten years from the original grant date.

     A summary of activity of ARRIS' options granted under its 2001 SIP, 2000 SIP, MIP, SIP, ESIP, DSOP, and LTIP is presented below:

                                        2001                          2000                           1999
                             ---------------------------   ---------------------------   ----------------------------
                                             WEIGHTED                      WEIGHTED                       WEIGHTED
                                             AVERAGE                       AVERAGE                        AVERAGE
                              OPTIONS     EXERCISE PRICE    OPTIONS     EXERCISE PRICE     OPTIONS     EXERCISE PRICE
                             ----------   --------------   ----------   --------------   -----------   --------------
Beginning balance..........   5,378,727       $16.27        3,940,717       $14.34         5,450,903       $11.55
Grants.....................   4,169,778       $10.17        2,389,017       $21.11           774,500       $23.86
Exercises..................     (59,328)      $11.80         (490,337)      $10.71        (1,870,357)      $10.83
Terminations...............    (535,227)      $17.45         (460,003)      $30.85          (403,496)      $11.07
Expirations................     (41,724)      $22.22             (667)      $15.88           (10,833)      $20.48
                             ----------                    ----------                    -----------
Ending balance.............   8,912,226       $13.34        5,378,727       $16.27         3,940,717       $14.34
                             ==========                    ==========                    ===========
Vested at period end.......   3,605,738       $13.64        2,261,708       $12.46           965,275       $12.49
                             ==========                    ==========                    ===========
Weighted average fair value
  of options granted during
  year.....................  $     5.71                    $    21.11                    $     14.67
                             ==========                    ==========                    ===========

     The following table summarizes information about 2001 SIP, 2000 SIP, MIP, SIP, ESIP, DSOP, and LTIP options outstanding at December 31, 2001.

                                           OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                           ---------------------------------------------------     ------------------------------
                             NUMBER        WEIGHTED AVERAGE        WEIGHTED          NUMBER           WEIGHTED
      RANGE OF             OUTSTANDING        REMAINING            AVERAGE         EXERCISABLE        AVERAGE
   EXERCISE PRICES         AT 12/31/01     CONTRACTUAL LIFE     EXERCISE PRICE     AT 12/31/01     EXERCISE PRICE
   ---------------         -----------     ----------------     --------------     -----------     --------------
$ 2.00 to $ 4.00.....          20,000         2.17 years            $ 2.00             20,000          $ 2.00
$ 5.00 to $ 8.00.....       1,251,500         8.97 years            $ 7.99            314,021          $ 7.99
$ 8.88 to $10.20.....       4,861,372         8.31 years            $ 9.96          1,372,286          $ 9.37
$10.50 to $15.88.....       1,157,266         2.22 years            $12.70          1,112,097          $12.59
$16.60 to $19.75.....         298,501         2.44 years            $18.01            242,335          $18.27
$22.88 to $59.31.....       1,323,587         7.59 years            $30.50            544,599          $28.16
                            ---------                                               ---------
$ 2.00 to $59.31.....       8,912,226         7.30 years            $13.34          3,605,738          $13.64
                            =========                                               =========

     Pursuant to the Merger Agreement between ARRIS and Keptel, on November 17, 1994 under the ARRIS/Keptel Exchange Option Plan ("EOP"), each Keptel stock option, whether or not then exercisable, was canceled and substituted with an ARRIS/Keptel exchange option to acquire shares of ARRIS common stock. Each ARRIS/Keptel exchange option provides the option holder with rights and benefits that are no less favorable than were provided under the former Keptel stock option plan. A total of 360,850 shares of ARRIS common stock have been allocated to this plan. There were no options granted under the EOP during the years ended December 31, 2001, 2000, and 1999. Additionally, as of December 31, 2001 no options issued under this plan remain outstanding.

     Additionally, ARRIS has an ESPP that initially enabled its employees to purchase a total of 300,000 shares of ARRIS common stock over a period of time. In 1999, an amendment to the ESPP was approved increasing the number of shares of ARRIS common stock that may be issued pursuant to that plan to 800,000 shares. The Company accounts for the ESPP in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly recognizes no compensation expense. Participants can request that up to 10% of their base compensation be applied toward the purchase of ARRIS common stock under ARRIS' ESPP. Purchases by any one participant are limited to $25,000 in any one year. The exercise price is the lower of 85% of the fair market value of the ARRIS common stock at the date of grant or at the later exercise date. Under the ESPP, employees of ARRIS purchased 15,092, 18,709 and 44,451 shares of ARRIS common stock in 2001, 2000 and 1999, respectively. In connection with the Company's reorganization on August 3, 2001, the existing plan was frozen and a new plan was authorized under which 800,000 shares are available. At December 31, 2001, approximately 231,306 shares are subject to purchase under the new ESPP at a price of no more than $3.04 per share.

     In 2001, 2000 and 1999, ARRIS paid its non-employee directors annual retainer fees of $50,000 in the form of stock units. These stock units, which are granted out of the various stock option plans, convert to Common Stock of the Company at the prearranged time selected by each director. The Company amortizes the compensation expense related to these stock units on a straight-line basis over a period of one year. At December 31, 2001, 2000 and 1999 there were 71,200 units, 40,300 units and 36,700 units issued and outstanding, respectively.

NOTE 13. EMPLOYEE BENEFIT PLANS

     The Company sponsors two non-contributory defined benefit pension plans that cover the majority of the Company's U.S. employees. As of January 1, 2000, the Company froze the defined pension plan benefits for 569 participants. These participants elected to participate in ARRIS' enhanced 401(k) plan. Due to the cessation of plan accruals for such a large group of participants, a curtailment was considered to have occurred. As a result of the curtailment, as outlined under FASB Statement No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, the Company recorded a $2.1 million pre-tax gain on the curtailment during the first quarter 2000. In addition, during the year ended December 31, 2001, the Company recognized approximately $3.6 million in pension expense related to supplemental pension plan benefits.

     The U.S. pension plan benefit formulas generally provide for payments to retired employees based upon their length of service and compensation as defined in the plans. ARRIS' policy is to fund the plans as required by the Employee Retirement Income Security Act of 1974 ("ERISA") and to the extent that such contributions are tax deductible.

                                                             2001      2000
                                                           --------   -------
                                                             (IN THOUSANDS)
Change in Benefit Obligation:
  Benefit obligation at the beginning of year............  $ 17,851   $17,791
  Service cost...........................................       431       597
  Interest cost..........................................     1,269     1,143
  Plan amendment.........................................     3,955        86
  Actuarial loss.........................................     2,207     1,829
  Benefit payments.......................................      (329)     (259)
  Curtailment............................................     3,589    (3,336)
                                                           --------   -------
  Benefit obligation at end of year......................  $ 28,973   $17,851
                                                           ========   =======

                                                             2001      2000
                                                           --------   -------
                                                             (IN THOUSANDS)
Change in Plan Assets:
  Fair value of plan assets at beginning of year.........  $ 11,513   $11,468
  Actual return on plan assets...........................       (56)      304
  Company contributions..................................        11        --
  Benefits paid from plan assets.........................      (328)     (259)
                                                           --------   -------
  Fair value of plan assets at end of year...............  $ 11,140   $11,513
                                                           ========   =======
Funded Status:
  Funded status of plan..................................  $(17,833)  $(6,338)
  Unrecognized actuarial loss (gain).....................     1,486    (1,713)
  Unamortized prior service cost.........................     4,106     2,108
                                                           --------   -------
  (Accrued) benefit cost.................................  $(12,241)  $(5,943)
                                                           ========   =======

     The plans' assets consist of corporate and government debt securities and equity securities. Net periodic pension cost for 2001, 2000 and 1999 for pension and supplemental benefit plans includes the following components (in thousands):

                                                             2001     2000      1999
                                                            ------   -------   ------
Service cost..............................................  $  431   $   597   $1,629
Interest cost.............................................   1,269     1,143    1,446
Return on assets (expected)...............................    (914)     (901)    (940)
Recognized net actuarial loss.............................     (23)     (141)     104
Amortization of prior service cost........................     313       308      128
                                                            ------   -------   ------
Net periodic pension cost.................................   1,076     1,006    2,367
Additional pension (income) due to curtailment............   3,589    (2,108)      --
                                                            ------   -------   ------
Net periodic pension cost (income)........................  $4,665   $(1,102)  $2,367
                                                            ======   =======   ======

     The assumptions used in accounting for the Company's defined benefit plans for the three years presented are set forth below:

                                                              2001   2000   1999
                                                              ----   ----   ----
Assumed discount rate for active participants...............  7.25%  7.75%  7.5%
Assumed discount rate for inactive participants.............   6.5%   6.5%   --
Rates of compensation increase..............................   6.0%   6.0%  6.0%
Expected long-term rate of return on plan assets............   8.0%   8.0%  8.0%

     Additionally, ARRIS has established defined contribution plans pursuant to the Internal Revenue Code Section 401(a) that cover all eligible U.S. employees. ARRIS contributes to these plans based upon the dollar amount of each participant's contribution. ARRIS made contributions to these plans of approximately $1.1 million, $1.1 million and $0.7 million in 2001, 2000, and 1999, respectively. In conjunction with the Company's reorganization in August 2001, all the terms and conditions of the plan remain the same.

NOTE 14. SALES INFORMATION

     As of December 31, 2001, Liberty Media Corporation, which is part of the Liberty Media Group of AT&T whose financial performance is "tracked" by a separate class of AT&T stock, effectively controlled approximately 10% of the outstanding ARRIS common stock on a fully diluted basis. The effective ownership includes options to acquire an additional 854,341 shares. In August 2001, AT&T spun off Liberty Media to the holders of its tracking stock, and AT&T no longer indirectly owns an interest in ARRIS. A significant portion of the Company's revenue is derived from sales to AT&T (including MediaOne Communications, which was acquired by AT&T during 2000) aggregating $237.9 million, $431.5 million and $355.0 million for the years ended December 31, 2001, 2000 and 1999, respectively. Giving effect to AT&T's acquisition of MediaOne Communications, sales to the combined entity aggregated $391.1 million for 1999.

     ARRIS operates globally and offers products and services that are sold to cable system operators and telecommunications providers. ARRIS' products and services are focused in three new product categories instead of the previous four categories: broadband (previously cable telephony and internet access); transmission, optical, and outside plant; and supplies and services. All prior period revenues have been aggregated to conform to the new product categories. Consolidated revenues by principal products and services for the years ended December 31, 2001, 2000 and 1999, respectively were as follows (in thousands):

                                                             TRANSMISSION,
                                                             OPTICAL, AND    SUPPLIES AND
                                                 BROADBAND   OUTSIDE PLANT     SERVICES      TOTAL
                                                 ---------   -------------   ------------   --------
Annual sales:
December 31, 2001..............................  $368,511      $227,759        $151,400     $747,670
December 31, 2000..............................  $312,310      $427,878        $258,542     $998,730
December 31, 1999..............................  $236,532      $388,588        $219,636     $844,756

     The Company sells its products primarily in the United States with its international revenue being generated from Asia Pacific, Europe, Latin America and Canada. The Asia Pacific market includes Australia, China, Hong Kong, India, Indonesia, Japan, Korea, Malaysia, New Zealand, Philippines, Sampan, Singapore, Taiwan, and Thailand. The European market includes France, Ireland, Italy, Netherlands, Portugal, Spain and the United Kingdom. Sales to international customers were approximately 14.6%, 8.5% and 6.4% of total sales for the years ended December 31, 2001, 2000 and 1999, respectively. Sales for the three years ended December 31, 2001, 2000 and 1999 are as follows:

                                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                     2001*           2000           1999
                                                  ------------   ------------   ------------
                                                                (IN THOUSANDS)
International region
  Asia Pacific..................................    $ 29,946       $ 15,500       $ 12,445
  Europe........................................      52,199         36,378         19,035
  Latin America.................................      20,531         29,232         19,545
  Canada........................................       6,232          3,820          3,347
                                                    --------       --------       --------
          Total international sales.............     108,908         84,930         54,372
          Domestic sales........................     638,762        913,800        790,384
                                                    --------       --------       --------
          Total sales...........................    $747,670       $998,730       $844,756
                                                    ========       ========       ========

---------------

* The year ended December 31, 2001 included approximately five months of international Cornerstone revenue. Under the previous joint venture agreement with Nortel, the Company was not able to sell the Arris Interactive L.L.C products internationally. This agreement terminated upon the Company's acquisition of Nortel's share of Arris Interactive L.L.C. on August 3, 2001.

     Total identifiable international assets were immaterial.

NOTE 15. SUMMARY QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

     The following table summarizes ARRIS' quarterly consolidated financial information (in thousands, except share data).

                                                       QUARTERS IN 2001 ENDED
                                         ---------------------------------------------------
                                         MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                         ---------   --------   -------------   ------------
Net sales..............................  $212,788    $177,185     $ 174,159       $183,538
Gross profit...........................    32,090      22,668        13,870         50,342
Operating (loss).......................    (4,345)    (15,048)      (85,796)        (8,736)
(Loss) before income taxes and
  extraordinary loss(15)...............   (10,420)    (21,784)      (92,495)       (13,560)
Net (loss).............................  $ (7,218)   $(14,488)    $(132,465)      $(13,560)
                                         ========    ========     =========       ========
Net (loss) per common share:
  Basic................................  $  (0.19)   $  (0.38)    $   (2.13)      $  (0.18)
                                         ========    ========     =========       ========
  Diluted..............................  $  (0.19)   $  (0.38)    $   (2.13)      $  (0.18)
                                         ========    ========     =========       ========

Supplemental financial information (excluding the effects of unusual items):

Gross profit(1)(2)(3)(13)(14)..........  $ 32,090    $ 28,643     $  47,538       $ 54,730
                                         ========    ========     =========       ========
Operating income (loss)(3)(4)(13)......  $ (4,345)   $ (5,317)    $    (787)      $   (348)
                                         ========    ========     =========       ========
(Loss) before income taxes.............  $(10.061)   $(11,651)    $  (7,398)      $ (5,254)
                                         ========    ========     =========       ========
Net (loss)(5)(6).......................  $ (7,013)   $ (8,566)    $  (7,398)      $ (5,254)
                                         ========    ========     =========       ========
Net (loss) per common share:
  Diluted..............................  $  (0.18)   $  (0.22)    $   (0.12)      $  (0.07)
                                         ========    ========     =========       ========
  Weighted average diluted shares......    38,252      38,290        62,110         75,398
                                         ========    ========     =========       ========

                                                       QUARTERS IN 2000 ENDED
                                         ---------------------------------------------------
                                         MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                         ---------   --------   -------------   ------------
Net sales..............................  $256,571    $283,016     $ 281,413       $177,730
Gross profit...........................    51,280      52,826        52,317         29,349
Operating income (loss)................    19,320      17,690        16,315         (6,458)
Income (loss) before income taxes......    16,449      19,607         9,910        (11,012)
Net income (loss)......................  $  9,727    $ 11,594     $   5,860       $ (6,512)
                                         ========    ========     =========       ========
Net income (loss) per common share:
  Basic................................  $   0.26    $   0.31     $    0.15       $  (0.17)
                                         ========    ========     =========       ========
  Diluted..............................  $   0.24    $   0.28     $    0.15       $  (0.17)
                                         ========    ========     =========       ========

Supplemental financial information (excluding the effects of unusual items):

Gross profit(7)........................  $ 51,280    $ 56,326     $  52,317       $ 29,347
                                         ========    ========     =========       ========
Operating income (loss)(8).............  $ 17,212    $ 21,190     $  16,315       $ (6,460)
                                         ========    ========     =========       ========
Income (loss) before income
  taxes(9)(10)(11)(12).................  $ 14,341    $ 18,457     $  13,324       $ (9,005)
                                         ========    ========     =========       ========
Net income (loss)......................  $  8,392    $ 12,102     $   7,806       $ (5,394)
                                         ========    ========     =========       ========
Net income (loss) per common share:
  Diluted..............................  $   0.21    $   0.29     $    0.19       $  (0.14)
                                         ========    ========     =========       ========
  Weighted average diluted shares......    44,513      44,733        44,641         38,772

---------------
 (1) During the second quarter of 2001, a workforce reduction program was implemented which significantly reduced the Company's overall employment levels. This action resulted in a pre-tax charge to cost of goods sold of approximately $1.3 million for severance and related costs incurred at the factory level. Additionally, a pre-tax charge of $3.7 million was recorded to operating expenses.

 (2) During the second quarter of 2001, a one-time warranty expense relating to a specific product was recorded, resulting in a pre-tax charge of $4.7 million for the expected replacement cost of this product. The Company does not anticipate any further warranty expenses to be incurred in connection with this product.

 (3) In the third quarter 2001, in connection with the restructuring plan to outsource most of its manufacturing functions, the Company recorded restructuring and impairment charges of approximately $66.2 million. Included in these charges was approximately $32.0 million related to the write-down of inventories. Additionally, remaining warranty and purchase order commitments of approximately $1.7 million were charged to cost of goods sold. Also included in these charges was approximately $5.7 million related to severance and associated personnel costs, $5.9 million related to the impairment of goodwill due to the pending sale of the power product lines, $14.8 million related to the impairment of fixed assets, and approximately $6.1 million related to lease termination of factories and office space and other shutdown expenses.

 (4) During the third quarter 2001, the Company wrote off in-process R&D of $18.8 million in connection with the Arris Interactive L.L.C. acquisition.

 (5) During the third quarter 2001, unamortized deferred finance fees of $1.9 million were written off and recorded as an extraordinary loss on the extinguishment of debt. These fees related to a revolving credit facility, which was replaced in connection with the Arris Interactive L.L.C. acquisition.

 (6) As a result of the restructuring and impairment charges during the third quarter 2001, a valuation allowance of approximately $38.1 million against deferred tax assets was recorded in accordance with FASB Statement No. 109, Accounting for Income Taxes. (See Note 4 of Notes to the Consolidated Financial Statements.)

 (7) During the second quarter of 2000, ARRIS further evaluated its powering and RF products and recorded an additional pre-tax charge of $3.5 million to cost of goods sold, bringing the total 1999 reorganization related charge to $19.5 million. (See Note 4 of the Notes to the Consolidated Financial Statements.)

 (8) As of January 1, 2000, the Company froze the defined pension plan benefits for 569 participants. These participants elected to participate in ARRIS' enhanced 401(k) plan. Due to the cessation of plan accruals for such a large group of participants, a curtailment was considered to have occurred. As a result of the curtailment, as outlined under FASB Statement No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, the

     Company recorded a $2.1 million pre-tax gain on the curtailment during the first quarter 2000. (See Note 13 of the Notes to the Consolidated Financial Statements.)

 (9) During the fourth quarter of 2000, the Company reversed $1.25 million of accrued expenses related to the LANcity transaction, due to a change in estimate for costs related to the transaction.

(10) During the second quarter of 2000, ARRIS made a strategic investment in Chromatis Networks, Inc. ("Chromatis"), receiving 56,882 shares of the company's preferred stock. On June 28, 2000, Lucent Technologies announced it had completed an acquisition of Chromatis. The conversion of the Chromatis shares into Lucent shares resulted in ARRIS receiving 120,809 shares of Lucent's stock. Lucent's stock price on the date of the completed transaction was $57.48, valuing ARRIS' investment at approximately $6.9 million, thus producing a pre-tax gain of $5.9 million. These shares of Lucent stock are considered trading securities held for resale.

(11) Because the shares of Lucent stock discussed in the footnote above, are considered trading securities held for resale, they are required to be carried at their fair market value with any gains or losses being included in earnings. Additionally, as a result of Lucent's spin-off of Avaya Inc., ARRIS was issued approximately 9,060 shares of Avaya stock on September 19, 2000. These securities are also being held for resale. By the end of the third quarter, the stock price of Lucent dropped significantly. In calculating the fair market value of the investments as of September 30, 2000, ARRIS recognized a $3.4 million pre-tax write down of the investments in Lucent and Avaya.

(12) During the fourth quarter of 2000, ARRIS calculated the fair market value of its available for sale investments and recorded an additional pre-tax mark-to-market write down on its investments of approximately $3.3 million.

(13) In the fourth quarter of 2001, ARRIS closed a research and development facility in Raleigh, North Carolina and recorded a $4.0 million charge related to severance and other costs associated with closing that facility.

(14) Due to economic disturbance in Argentina, the Company recorded a write-off of $4.4 million related to unrecoverable amounts due from a customer in that region during the fourth quarter of 2001.

(15) In accordance with APB No. 18, The Equity Method of Accounting for Investments in Common Stock, the quarters ended March 31, 2001 and June 30, 2001 were restated as a result of the Arris Interactive L.L.C. acquisition. (See Note 16 of Notes to the Consolidated Financial Statements.)

NOTE 16. ACQUISITION OF ARRIS INTERACTIVE L.L.C.

     On August 3, 2001, the Company completed the acquisition from Nortel Networks of the portion of Arris Interactive that it did not own. Arris Interactive was a joint venture formed by Nortel and the Company in 1995, that developed products for delivering voice and data services over hybrid fiber coax-networks. The Company decided to complete this transaction because it would have a positive impact on the Company's future results. Immediately prior to the acquisition we owned approximately 18.75% and Nortel owned the remainder. As part of this transaction:

     - A new holding company, ARRIS, was formed

     - ANTEC, our predecessor, merged with a subsidiary of ARRIS and the outstanding ANTEC common stock was converted, on a share-for-share basis, into common stock of ARRIS Group, Inc.

     - Nortel and the Company contributed to Arris Interactive approximately $131.6 million in outstanding indebtedness and adjusted their ownership percentages in Arris Interactive to reflect these contributions

     - Nortel exchanged its remaining ownership interest in Arris Interactive for 37 million shares of ARRIS common stock (approximately 49.2% of the total shares outstanding following the transaction) and a subordinated redeemable preferred membership interest in Arris Interactive with a face amount of $100 million

     - ANTEC, now a wholly-owned subsidiary of ARRIS, changed its name to Arris International, Inc.

     Following the transactions, Nortel designated two new members to our board of directors. Nortel's ownership interest in ARRIS is governed in part, by an Investor Rights Agreement.

     The preferred membership interest is redeemable in approximately four quarterly installments commencing February 3, 2002, provided that certain availability and other tests are met under the Company's revolving credit facility as described in Note 7 of the Notes to the Consolidated Financial Statements.

     The following is a summary of the purchase price allocation to record the Company's purchase of Nortel Networks' ownership interest in Arris Interactive for 37,000,000 shares of ARRIS Group, Inc. common stock on August 3, 2001 at $6.14 per share as of April 9, 2001 (date of definitive agreement):

                                                              (IN THOUSANDS)
                                                              --------------
37,000,000 shares of ARRIS' $0.01 par value common stock at
  $6.14 per share...........................................     $227,180
Acquisition costs (banking fees, legal and accounting fees,
  printing costs)...........................................        7,616
Write-off of abandoned leases and related leasehold
  improvements..............................................        2,568
Fair value of stock options to Arris Interactive, L.L.C.
  employees.................................................       12,531
Other.......................................................        1,346
                                                                 --------
          Adjusted Purchase Price...........................     $251,241
                                                                 ========
Allocation of Purchase Price:
  Net tangible assets acquired..............................     $ 56,048
  Existing technology (to be amortized over 3 years)........       51,500
  In-process research and development.......................       18,800
  Goodwill (not deductible for income tax purposes).........      124,893
                                                                 --------
          Total Allocated Purchase Price....................     $251,241
                                                                 ========

     The value assigned to in-process research and development, in accordance with accounting principles generally accepted in the United States, was written off at the time of acquisition. The $18.8 million of in-process research and development valued for the transaction related to two projects that were targeted at the carrier-grade telephone and high-speed data markets. The value of the in-process research and development was calculated separately from all other acquired assets. The projects included:

     - Multi-service Access System ("MSAS"), a high-density multiple stream cable modem termination system providing carrier-grade availability and high-speed routing technology on the same headend targeted at the carrier-grade telephone and high-speed data market. There are specific risks associated with this in-process technology. As the MSAS has a unique capability to perform hardware sparing through its functionality via use of a radio frequency switching matrix, there is risk involved in being able to achieve the isolation specifications related to this type of technology. Subsequent to December 31, 2001 the MSAS project was discontinued because of a product overlap with Cadant, Inc.

     - Packet Port II, an outside voice over internet protocol terminal targeted at the carrier-grade telephone market. There are specific risks associated with this in-process technology. Based on the key product objectives of the Packet Port II, from a hardware perspective, the product is required to achieve power supply performance capable of meeting a wide range of input power, operating conditions and loads. From a software perspective, the Company is dependent on a third party for reference design software critical to this product. Since development of this reference design software is currently in process, the ordinary risks associated with the completion and timely delivery of the software are inherent to this project. Additionally, there are sophisticated power management techniques required to meet the target power consumption of this product. There are technical/schedule risks associated with implementing processor power down that can simultaneously meet power consumption targets without affecting the voice or data functionality of this technology application. It is anticipated that the Packet Port II project will be in service in field trials during 2002 and is expected to begin contributing to consolidated revenues in 2002. First prototypes of the Packet Port II are currently being developed. This will allow testing on the functionality of the major subsystems of this product.

     The following table identifies specific assumptions for the projects, in millions:

                                      FAIR VALUE AT     ESTIMATED     EXPECTED
                                         DATE OF      PERCENTAGE OF   COST TO    EXPECTED DATE   DISCOUNT
PROJECT                                 VALUATION      COMPLETION     COMPLETE    TO COMPLETE      RATE
-------                               -------------   -------------   --------   -------------   --------
MSAS................................      $16.9           68.9%        $ 9.9     July 2002          32%
Packet Port II......................      $ 1.9           41.5%        $11.3     March 2002         32%

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

     We present below summary unaudited pro forma combined financial information for the Company and Arris Interactive to give effect to the transaction. This summary unaudited pro forma combined financial information is derived from the historical financial statements of the Company and Arris Interactive. This information assumes the transaction was consummated at the beginning of the applicable period. This information is presented for illustrative purposes only and does not purport to represent what the financial position or results of operations of the Company, Arris Interactive or the combined entity would actually have been had the transaction occurred at the applicable dates, or to project the Company's, Arris Interactive's or the combined entity's results of operations for any future period or date. The actual results of Arris Interactive are included in the Company's operations from August 4, 2001 through the end of 2001.

                                                                (UNAUDITED)
                                                            TWELVE MONTHS ENDED
                                                                DECEMBER 31,
                                                       ------------------------------
                                                           2001             2000
                                                       ------------    --------------
                                                               (IN THOUSANDS,
                                                       EXCEPT FOR EARNINGS PER SHARE
                                                                   DATA)
Net sales............................................    $789,184        $1,293,602
Gross profit.........................................     144,118           352,845
Operating (loss) income(1)(3)........................    (155,034)           96,043
(Loss) income before income taxes....................    (177,390)           85,137
Net (loss) income(2).................................    (205,010)           51,481
                                                         ========        ==========
Net (loss) income per common share:
  Basic..............................................    $  (2.72)       $     0.69
                                                         ========        ==========
  Diluted............................................    $  (2.72)       $     0.67
                                                         ========        ==========
Weighted average common shares:
  Basic..............................................      75,281            74,965
                                                         ========        ==========
  Diluted............................................      75,281            76,571
                                                         ========        ==========

---------------

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

     The following table represents the amount assigned to each major asset and liability caption of Arris Interactive as of August 3, 2001.

                                                               (IN THOUSANDS)
Total current assets........................................      $179,909
Property, plant and equipment, net..........................      $ 23,209
Goodwill....................................................      $124,893
Intangible assets...........................................      $ 51,500
Total assets................................................      $379,511
Total current liabilities...................................      $ 64,724
Total long-term liabilities.................................      $  2,484
Total liabilities and membership interest...................      $167,208
Total stockholders' equity..................................      $212,303

     In connection with the Arris Interactive L.L.C. acquisition, the quarters ended March 31, 2001 and June 30, 2001 were restated in accordance with Accounting Principles Board ("APB") No. 18, The Equity Method of Accounting for Investments in Common Stock. This APB states that an investment in common stock of an investee that was previously accounted for by the cost method becomes qualified for use of the equity method by an increase in the level of ownership. The Company adopted the use of the equity method upon acquisition of Nortel's portion of Arris Interactive L.L.C., and all prior periods presented have been adjusted retroactively to reflect the equity method of accounting. During 2000, Arris Interactive L.L.C. recorded net income. However, in the periods prior to 2000, Arris Interactive L.L.C. incurred net losses, of which the Company did not recognize its proportionate share due to its investment in Arris Interactive L.L.C. being reduced to zero. APB No. 18 states that the Company should recognize gains only after its share of net income equals its share of net losses not recognized. The Company's share of Arris Interactive's net income in 2000 did not exceed the losses unrecognized in previous years, and therefore, these periods have not been restated. However, during the periods ending March 31, 2001 and June 30, 2001, Arris Interactive L.L.C. recorded net losses and the Company has restated these periods to reflect its share of the losses under the equity method of accounting due to the Company's investment in and advances to Arris Interactive at December 31, 2000 being sufficient to record such losses.

NOTE 17. ACQUISITION OF CADANT, INC.

     On January 8, 2002, ARRIS completed the acquisition of all of the assets of Cadant Inc., a privately held designer and manufacturer of next generation Cable Modem Termination Systems ("CMTS"). The Company decided to complete this transaction because it would have a positive impact on future results of the Company.

     - ARRIS issued 5.25 million shares of ARRIS common stock for the purchase of substantially all of Cadant's assets and certain liabilities.

     - ARRIS agreed to pay up to 2.0 million shares based upon future sales of the CMTS product through January 8, 2003.

     The following is a summary of the preliminary purchase price allocation to record ARRIS' purchase price of the assets and certain liabilities of Cadant Inc. for 5,250,000 shares of ARRIS Group, Inc. common stock based on the average closing price of ARRIS' common stock for 5 days prior and 5 days after the date of the transaction as quoted on the Nasdaq National Market System.

     The excess of the purchase price over the fair value of the net tangible and intangible assets acquired has been allocated to goodwill. Although the purchase price and its allocation are not final, it is anticipated that a portion of the purchase price will be allocated to existing technology. The final allocation of the purchase price will be determined after completion of thorough analyses to identify and determine the fair values of Cadant's tangible and identifiable intangible assets and liabilities as of the date the transaction is completed. Any change in the fair value of the net assets of Cadant will change the amount of the purchase price allocable to goodwill.

                                                                UNAUDITED
                                                              (IN THOUSANDS)
5,250,000 shares of ARRIS Group, Inc.'s $0.01 par value
  common stock at $10.631 per common share..................     $55,813
Acquisition costs (banking fees, legal and accounting fees,
  printing costs)...........................................         600
Fair value of stock options to Cadant, Inc. employees.......      12,760
Assumption of certain liabilities of Cadant, Inc............      17,039
                                                                 -------
  Adjusted preliminary purchase price.......................     $86,212
                                                                 =======
Allocation of Preliminary Purchase Price:
  Net tangible assets acquired..............................     $ 4,588
  Existing technology (to be amortized over 3 years)........      53,000
  Goodwill (not deductible for income tax purposes).........      28,624
                                                                 -------
  Total allocated preliminary purchase price................     $86,212
                                                                 =======

     The following table represents the amount assigned to each major asset and liability caption of Cadant, Inc. as of January 8, 2002.

                                                               (IN THOUSANDS)
Total current assets........................................      $   307
Property, plant and equipment, net..........................      $ 4,281
Goodwill....................................................      $28,624
Intangibles.................................................      $53,000
Total assets................................................      $86,212
Total current liabilities and long-term debt................      $17,039

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to directors and officers of ARRIS is set forth under the captions entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders and is incorporated herein by reference. Certain information concerning the executive officers of the Company is set forth in
Part I of this document under the caption entitled "Executive Officers of the Company".

ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding compensation of officers and directors of ARRIS is set forth under the captions entitled "Executive Compensation", "Compensation of Directors", and "Employment Contracts and Termination of Employment and Change-In-Control Arrangements" in the Proxy Statement incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding ownership of the ARRIS' common stock is set forth under the captions entitled "Security Ownership of Management" and "Security Ownership of Principal Stockholders" in the Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions with ARRIS is set forth under the captions entitled "Compensation of Directors" and "Certain Relationships and Related Transactions" in the Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A) EXHIBITS.

     The exhibits listed below in Item 14 (a) 1, 2 and 3 are filed as part of this document. Each management contract or compensatory plan required to be filed as an exhibit is identified by an asterisk (*).

     (B) REPORTS ON FORM 8-K.

     None.

ITEM 14(A) 1 & 2. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

     The following Consolidated Financial Statements of ARRIS Group, Inc. and Report of Independent Auditors are filed as part of this Report.

                                                               PAGE
                                                               ----
Report of Independent Auditors..............................    42
Consolidated Balance Sheets at December 31, 2001 and 2000...    43
Consolidated Statements of Operations for the years ended
  December 31, 2001, 2000 and 1999..........................    44
Consolidated Statements of Cash Flows for the years ended
  December 31, 2001, 2000 and 1999..........................    45
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2001, 2000 and 1999..............    46
Notes to the Consolidated Financial Statements..............    47

FINANCIAL STATEMENT SCHEDULES

     The following consolidated financial statement schedule of ARRIS is included in Item 14 (a) 2 pursuant to paragraph (d) of Item 14:

                Schedule II -- Valuation and Qualifying Accounts

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                             BALANCE AT    RESERVES                               BALANCE AT
                                             BEGINNING       FROM       CHARGE TO                   END OF
DESCRIPTION                                  OF PERIOD    ACQUISITION   EXPENSES    DEDUCTIONS      PERIOD
-----------                                  ----------   -----------   ---------   ----------    ----------
                                                                     (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2001
  Reserves and allowance deducted from
     asset accounts:
     Allowance for uncollectible
       accounts............................   $ 6,686       $ 2,046      $ 5,820     $ 5,143(1)    $ 9,409
     Reserve for obsolescence and excess
       inventory(2)........................   $30,160       $14,704      $53,279     $54,084       $44,059
YEAR ENDED DECEMBER 31, 2000
  Reserves and allowance deducted from
     asset accounts:
     Allowance for uncollectible
       accounts............................   $ 7,505       $    --      $ 1,117     $ 1,936(1)    $ 6,686
     Reserve for obsolescence and excess
       inventory(2)........................   $26,541       $    --      $ 5,485     $ 1,866       $30,160
YEAR ENDED DECEMBER 31, 1999
  Reserves and allowance deducted from
     asset accounts:
     Allowance for uncollectible
       accounts............................   $ 4,609       $    --      $ 5,859     $ 2,963(1)    $ 7,505
     Reserve for obsolescence and excess
       inventory(2)........................   $17,026       $    --      $10,230     $   715       $26,541

---------------
(1) Uncollectible accounts written off, net of recoveries

(2) The reserve for obsolescence and excess inventory is included in inventories

ITEM 14(A)3.  EXHIBIT LIST

     Each management contract or compensation plan required to be filed as an exhibit is identified by an asterisk (*).

                                                                     THE FILINGS REFERENCED FOR
                                                                   INCORPORATION BY REFERENCE ARE
                                                                      ARRIS (FORMERLY KNOWN AS
EXHIBIT                                                            BROADBAND PARENT, INC.) FILINGS
NUMBER                    DESCRIPTION OF EXHIBIT                       UNLESS OTHERWISE NOTED
-------                   ----------------------                   -------------------------------
2.1        Agreement and Plan of Reorganization dated as of
           October 18, 2000....................................    October 25, 2000, Form 8-K,
                                                                   Exhibit 2.1, filed by ANTEC
                                                                   Corporation.
2.2        First Amendment to Agreement and Plan of
           Reorganization dated as of April 9, 2001............    April 13, 2001, Form 8-K,
                                                                   Exhibit 2.1, filed by ANTEC
                                                                   Corporation.
2.3        Side Letter dated as of August 3, 2001..............    August 13, 2001, Form 8-K,
                                                                   Exhibit 2.3.
3.1        Amended and Restated Certificate of Incorporation...    Registration Statement #333-
                                                                   61524, Exhibit 3.1.
3.2        Certificate of Amendment to Amended and Restated
           Certificate of Incorporation........................    August 3, 2001, Form 8-A,
                                                                   Exhibit 3.2.
3.3        By-laws.............................................    Registration Statement #333-
                                                                   61524, Exhibit 3.2, filed by
                                                                   Broadband Parent Corporation
4.1        Form of Certificate for Common Stock................    Registration Statement #333-
                                                                   61524, Exhibit 4.1.
4.2        4 1/2% Convertible Subordinated Notes due 2003 dated
           May 5, 1998.........................................    March 31, 1998, Form 10-Q,
                                                                   Exhibit 10.28, filed by ANTEC
                                                                   Corporation.
4.2(a)     Supplemental Indenture dated August 3, 2001.........    Filed herewith.
4.2(b)     Supplemental Indenture dated August 29, 2001........    Filed herewith.
10.1       Credit Agreement, dated August 3, 2001..............    August 13, 2001, Form 8-K,
                                                                   Exhibit 10.1.
10.1(a)    First Amendment to Credit Agreement dated January 8,
           2002................................................    Filed herewith.
10.2       Second Amended and Restated Limited Liability
           Company Agreement of Arris Interactive, L.L.C.,
           dated August 3, 2001................................    August 13, 2001, Form 8-K,
                                                                   Exhibit 10.4.
10.3       Amended and Restated Investor Rights Agreement dated
           April 9, 2001.......................................    April 13, 2001, Form 8-K,
                                                                   Exhibit 10.1, filed by ANTEC
                                                                   Corporation.

                                                                     THE FILINGS REFERENCED FOR
                                                                   INCORPORATION BY REFERENCE ARE
                                                                      ARRIS (FORMERLY KNOWN AS
EXHIBIT                                                            BROADBAND PARENT, INC.) FILINGS
NUMBER                    DESCRIPTION OF EXHIBIT                       UNLESS OTHERWISE NOTED
-------                   ----------------------                   -------------------------------
10.3(a)    First Amendment to Amended and Restated Investor
           Rights Agreement dated August 3, 2001...............    August 3, 2001, Form 8-A,
                                                                   Exhibit 10.2.
10.4       (Nortel Networks LLC) Registration Rights
           Agreement...........................................    August 13, 2001, Form 8-K,
                                                                   Exhibit 10.3.
10.5       (Cadant, Inc.) Asset Purchase Agreement dated
           December 8, 2001....................................    February 8, 2002, Form S-3,
                                                                   Exhibit 2.
10.6(a)*   Agreement with Robert J. Stanzione for the
           conversion of special 2001 bonus to stock units.....    December 31, 1999, Form 10-K,
                                                                   Exhibit 10.10(b), filed by
                                                                   ANTEC Corporation.
10.6(b)*   Amended and Restated Employment Agreement, dated
           August 6, 2001, with Robert J Stanzione.............    September 30, 2001, Form 10-Q,
                                                                   Exhibit 10.10(c).
10.6(c)*   Supplemental Executive Retirement Plan for Robert J
           Stanzione...........................................    September 30, 2001, Form 10-Q,
                                                                   Exhibit 10.10(d).
10.7(a)*   Amended and Restated Employment Agreement dated
           April 29, 1999, with John M. Egan...................    June 30, 1999, Form 10-Q,
                                                                   Exhibit 10.31(a).
10.7(b)*   Consulting Agreement, dated April 27, 1999 with John
           M. Egan.............................................    June 30, 1999, Form 10-Q,
                                                                   Exhibit 10.31(b), filed by
                                                                   ANTEC Corporation.
10.7(c)*   Supplemental Executive Retirement Plan for John M.
           Egan................................................    June 30, 1999, Form 10-Q,
                                                                   Exhibit 10.31(c), filed by
                                                                   ANTEC Corporation.
10.8*      Amended and Restated Employment Agreement, dated
           April 29, 1999, with Lawrence A. Margolis...........    June 30, 1999, Form 10-Q,
                                                                   Exhibit 10.33, filed by ANTEC
                                                                   Corporation.
10.9*      Form of Employment Agreement with Gordon E.
           Halverson...........................................    December 31, 2000, Form 10-K,
                                                                   Exhibit 10.13, filed by ANTEC
                                                                   Corporation.
10.10*     Retainer Agreement with James E. Knox...............    December 31, 1996, Form 10-K,
                                                                   Exhibit 10.17, filed by ANTEC
                                                                   Corporation.
10.11*     Consulting Agreement dated February 1, 1998 for
           James L. Faust......................................    December 31, 1998, Form 10-K,
                                                                   Exhibit 10.14, filed by ANTEC
                                                                   Corporation.

                                                                     THE FILINGS REFERENCED FOR
                                                                   INCORPORATION BY REFERENCE ARE
                                                                      ARRIS (FORMERLY KNOWN AS
EXHIBIT                                                            BROADBAND PARENT, INC.) FILINGS
NUMBER                    DESCRIPTION OF EXHIBIT                       UNLESS OTHERWISE NOTED
-------                   ----------------------                   -------------------------------
10.12*     Stock Option Agreement with William H. Lambert dated
           March 14, 1994......................................    April 30, 1994, TSX Corporation
                                                                   Form 10-K, Exhibit 10(A)(1)(3)
10.13*     2001 Stock Incentive Plan...........................    July 2, 2001 Appendix III of
                                                                   Proxy Statement filed as part
                                                                   of, Registration Statement
                                                                   #333-61524, filed by Broadband
                                                                   Parent Corporation.
10.14*     Management Incentive Plan...........................    July 2, 2001, Appendix IV of
                                                                   Proxy Statement filed as part
                                                                   of Registration Statement
                                                                   #333-61524, filed by Broadband
                                                                   Parent Corporation.
10.15*     Solectron Manufacturing Agreement and Addendum......    Filed herewith.
10.16      Mitsumi Agreement...................................    Filed herewith.
10.17      Form of Employment Agreement with Ronald M.
           Coppock.............................................    Filed herewith.
21         Subsidiaries of the Registrant......................    Filed herewith.
23         Consent of Ernst & Young LLP........................    Filed herewith.
24         Powers of Attorney..................................    Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ARRIS GROUP, INC.

                                          /s/    LAWRENCE A. MARGOLIS
                                          --------------------------------------
                                                   Lawrence A. Margolis
                                                Executive Vice President,
                                                 Chief Financial Officer

Dated: March 29, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  /s/ JOHN M. EGAN                    Chairman and Director              March 29, 2002
---------------------------------------------------
                    John M. Egan

              /s/ ROBERT J. STANZIONE                 President, Chief Executive         March 29, 2002
---------------------------------------------------   Officer and Director
                Robert J. Stanzione

              /s/ LAWRENCE A. MARGOLIS                Executive Vice President, Chief    March 29, 2002
---------------------------------------------------   Financial Officer
                Lawrence A. Margolis

                 /s/ DAVID B. POTTS                   Senior Vice President of Finance,  March 29, 2002
---------------------------------------------------   Chief Information Officer
                   David B. Potts

            /s/ JOHN IAN ANDERSON CRAIG*              Director                           March 29, 2002
---------------------------------------------------
              John Ian Anderson Craig

                /s/ ROD F. DAMMEYER*                  Director                           March 29, 2002
---------------------------------------------------
                  Rod F. Dammeyer

                /s/ JAMES L. FAUST*                   Director                           March 29, 2002
---------------------------------------------------
                   James L. Faust

              /s/ WILLIAM H. LAMBERT*                 Director                           March 29, 2002
---------------------------------------------------
                 William H. Lambert

                 /s/ JOHN R. PETTY*                   Director                           March 29, 2002
---------------------------------------------------
                   John R. Petty

                 /s/ LARRY ROMRELL*                   Director                           March 29, 2002
---------------------------------------------------
                   Larry Romrell

               /s/ SAMUEL K. SKINNER*                 Director                           March 29, 2002
---------------------------------------------------
                 Samuel K. Skinner

               /s/ BRUCE VAN WAGNER*                  Director                           March 29, 2002
---------------------------------------------------
                  Bruce Van Wagner

                 /s/ CRAIG JOHNSON*                   Director                           March 29, 2002
---------------------------------------------------
                   Craig Johnson

                  /s/ VICKIE YOHE*                    Director                           March 29, 2002
---------------------------------------------------
                    Vickie Yohe

*By:             /s/ LAWRENCE A. MARGOLIS
       ---------------------------------------------
                   Lawrence A. Margolis
               (as attorney in fact for each
                     person indicated)