Form 10-Q
period 2002-03-31
ARRIS GROUP INC
filed 2002-05-15
CIK 1141107

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

For the quarter ended March 31, 2002

of

ARRIS GROUP, INC.

A Delaware Corporation
IRS Employer Identification No. 58-2588724
SEC File Number 001-16631

11450 Technology Circle
Duluth, GA 30097
(678) 473-2000

         ARRIS Group, Inc. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

         As of April 30, 2002, 81,761,685 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

ARRIS GROUP, INC.
FORM 10-Q
For the Quarter Ended March 31, 2002

INDEX

Page
Part I. Financial Information

Item 1. Financial Statements

a) Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001	1

b) Consolidated Statements of Operations for the Three Months Ended March 31, 2002 and 2001	2

c) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001	3

d) Notes to the Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures on Market Risk	28

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K	29

Signatures	30

i

PART I.   FINANCIAL INFORMATION
Item 1.   FINANCIAL STATEMENTS

ARRIS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2002	2001

	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$27,357	$5,337

Accounts receivable (net of allowances for doubtful accounts of $11,032 in 2002 and $9,409 in 2001)	97,541	83,224

Accounts receivable from AT&T	28,415	35,915

Accounts receivable from Nortel Networks	8,299	18,857

Other receivables	12,525	10,049

Inventories	166,174	187,971

Income taxes recoverable	12,853	5,066

Investments held for resale	581	795

Other current assets	23,857	22,110

Total current assets	377,602	369,324

Property, plant and equipment (net of accumulated depreciation of $43,194 in 2002 and $39,057 in 2001)	52,516	52,694

Goodwill (net of accumulated amortization of $56,430 in 2002 and $56,430 in 2001)	287,261	259,062

Intangibles (net of accumulated amortization of $15,382 in 2002 and $7,012 in 2001)	91,734	44,488

Investments	14,079	14,037

Other assets	10,279	12,510

	$833,471	$752,115

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$41,806	$18,620

Accrued compensation, benefits and related taxes	28,272	32,747

Accounts payable and accrued expenses — Nortel Networks	13,042	21,373

Current portion of capital lease obligations	1,122	—

Other accrued liabilities	45,219	45,722

Total current liabilities	129,461	118,462

Capital lease obligations, net of current portion	899	—

Long-term debt	115,000	115,000

Total liabilities	245,360	233,462

Membership interest — Nortel Networks	106,610	104,110

Total liabilities & membership interest	351,970	337,572

Stockholders’ equity:

Preferred stock, par value $1.00 per share, 5.0 million shares authorized; none issued and outstanding	—	—

Common stock, par value $0.01 per share, 320.0 million shares authorized; 80.5 million and 75.2 million shares issued and outstanding in 2002 and 2001, respectively	807	755

Capital in excess of par value	578,829	507,650

Retained earnings (deficit)	(92,096)	(90,162)

Unrealized holding loss on marketable securities	(3,170)	(3,211)

Unearned compensation	(2,618)	(577)

Cumulative translation adjustments	(251)	88

Total stockholders’ equity	481,501	414,543

	$833,471	$752,115

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,

	2002	2001

Net sales (includes sales to AT&T of $52.1 million and $90.9 million for the periods ended March 31, 2002 and 2001, respectively; and includes sales to Nortel Networks of $1.5 million and $12 thousand for the periods ended March 31, 2002 and 2001, respectively)	$191,567	$212,788

Cost of sales	132,052	180,697

Gross profit	59,515	32,091

Operating expenses:

Selling, general, administrative and development	53,922	35,205

Amortization of intangibles	8,370	—

Amortization of goodwill	—	1,229

Total operating expenses	62,292	36,434

Operating (loss)	(2,777)	(4,343)

Interest expense	1,667	2,746

Membership interest	2,500	—

Other (income) expense, net	1,576	2,972

Loss on marketable securities	214	359

(Loss) before income taxes	(8,734)	(10,420)

Income tax (benefit)	(6,800)	(3,202)

Net (loss)	$(1,934)	$(7,218)

Net (loss) per common share:

Basic	$(0.02)	$(0.19)

Diluted	$(0.02)	$(0.19)

Weighted average common shares:

Basic	80,258	38,252

Diluted	80,258	38,252

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,

	2002	2001

Operating activities:

Net loss	$(1,934)	$(7,218)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation	5,564	3,615

Amortization of goodwill	—	1,229

Amortization of intangibles	8,370	—

Amortization of deferred financing fees	635	294

Amortization of unearned compensation	491	449

Loss from equity investment	—	2,718

Provision for doubtful accounts	2,115	1,234

Deferred income taxes	—	(155)

Loss on marketable securities	214	359

Change in membership accrued interest	2,500	—

Changes in operating assets and liabilities:

Accounts receivable	1,774	4,511

Other receivables	(2,476)	—

Inventory	21,797	(13,581)

Accounts payable and accrued liabilities	2,375	23,993

Income taxes recoverable	(7,787)	(2,830)

Other, net	(9,676)	(2,199)

Net cash provided by operating activities	23,962	12,419

Investing activities:

Purchases of property, plant and equipment	(1,105)	(2,797)

Cash paid for acquisition	(676)	—

Net cash (used in) investing activities	(1,781)	(2,797)

Financing activities:

Borrowings under credit facilities	—	44,500

Reductions in borrowings under credit facilities	—	(54,500)

Payments on capital lease obligations	(238)	—

Deferred financing costs paid	—	(295)

Proceeds from issuance of common stock	77	949

Net cash (used in) financing activities	(161)	(9,346)

Net increase in cash and cash equivalents	22,020	276

Cash and cash equivalents at beginning of period	5,337	8,788

Cash and cash equivalents at end of period	$27,357	$9,064

Noncash investing and financing activities:

Net tangible assets acquired, excluding cash	$4,578	$—

Net liabilities assumed	(16,528)	—

Intangible assets acquired, including goodwill	81,199	—

Noncash purchase price, including 5,250,000 shares of common stock and fair market value of stock options issued	(68,573)	—

Cash paid for acquisition, net of cash acquired	$676	$—

Supplemental cash flow information:

Interest paid during the period	$337	$1,231

Income taxes paid during the period	$101	$37

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.   Organization and Basis of Presentation

         ARRIS Group, Inc., the successor to ANTEC Corporation (together with its consolidated subsidiaries, except as the context otherwise indicates, “ARRIS” or the “Company”), is an international communications technology company, headquartered in Duluth, Georgia. ARRIS specializes in the design and engineering of hybrid fiber-coax architectures and the development and distribution of products for these broadband networks. The Company provides its customers with products and services that enable reliable, high-speed, two-way broadband transmission of video, telephony, and data.

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

         On August 3, 2001, the Company acquired Nortel Networks’ portion of Arris Interactive L.L.C., which was a joint venture formed by Nortel and the Company in 1995. Nortel exchanged its ownership interest in Arris Interactive L.L.C. for a subordinated redeemable preferred membership interest in Arris Interactive with a face amount of $100 million and 37 million shares of ARRIS Group, Inc. common stock (See Note 11 of the Notes to the Consolidated Financial Statements). As of March 31, 2002, Nortel Networks controlled approximately 46% of the outstanding ARRIS common stock. Following the Arris Interactive L.L.C. acquisition, Nortel designated two new members of ARRIS’ Board of Directors.

         On January 8, 2002, the Company completed its acquisition of substantially all of the assets of Cadant, Inc., a privately held designer and manufacturer of next generation cable modem termination systems (“CMTS”). Under the terms of the transaction, ARRIS issued 5.25 million shares of its common stock and assumed approximately $16.5 million in liabilities in exchange for the assets. The Company also agreed to issue up to 2.0 million additional shares of its common stock based upon future sales of the CMTS product.

         As of March 31, 2002, Liberty Media Corporation, which until August 2001 was owned by AT&T, effectively controlled approximately 9% of the outstanding ARRIS common stock. The effective ownership includes options to acquire an additional 854,341 shares. A significant portion of the Company’s revenue is derived from sales to AT&T, aggregating $52.1 million and $90.9 million for the periods ended March 31, 2002 and 2001, respectively.

         Certain prior year amounts have been reclassified to conform to the current year’s financial statement presentation.

Note 2.   Impact of Recently Issued Accounting Standards

         In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be “held and used.” The Statement is effective for year-ends beginning after December 15, 2001 (e.g. January 1, 2002 for a calendar-year company). The Company has adopted SFAS No. 144 and has determined that there is no significant impact on its financial position or results of operations.

         In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. The review process will entail assessing the fair value of the net assets underlying the Company’s acquisition related goodwill on a business by business basis. If the fair value is deemed less than the related carrying value, the Company will be required to reduce the amount of the goodwill. These reductions will be made retroactive to January 1, 2002. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.

         The transitional provisions of SFAS No. 142 apply to goodwill and intangible assets acquired only after June 30, 2001. The transitional provisions of SFAS No. 142 have been adopted for the goodwill and intangible assets acquired with the Arris Interactive L.L.C. transaction, as the acquisition occurred on August 3, 2001, and the Cadant, Inc. acquisition, which occurred on January 8, 2002. The Company has applied the new accounting rules to goodwill and intangible assets acquired prior to July 1, 2001 during the quarter ending March 31, 2002. As of March 31, 2002, the financial statements included acquisition related goodwill of $287.3 million, net of previous amortization. The process of implementing SFAS No. 142 has begun and will be completed during the first half of 2002. The Company expects a substantial reduction in goodwill as a result of this process. In addition, the Company no longer amortizes acquisition related goodwill. The table below shows the periods ended March 31, 2002 and 2001 on a comparative basis given the adoption of the amortization provisions of SFAS 142.

	Quarters Ended March 31,

	2002	2001

	(in thousands, except per share data)

Net loss as reported	$(1,934)	$(7,218)

Add: Goodwill amortization	—	1,229

Net loss as adjusted for SFAS No. 142	$(1,934)	$(5,989)

Net loss per diluted share:

As reported	$(0.02)	$(0.19)

As adjusted	$(0.02)	$(0.16)

Note 3.   Restructuring and Other Charges

         In the fourth quarter of 2001, ARRIS closed a research and development facility in Raleigh, North Carolina and recorded a $4.0 million charge related to severance and other costs associated with closing that facility. This charge included termination expenses of $2.2 million related to the involuntary dismissal of 48 employees, primarily engaged in engineering functions at that facility. Also included in the $4.0 million charge was $0.7 million related to lease commitments, $0.2 million related to the impairment of fixed assets, and $0.9 million related to other shutdown expenses. As of March 31, 2002, approximately $0.6 million related to severance, $0.6 million related to lease commitments, and $0.2 million of shutdown expenses remained in the restructuring accrual to be paid. The Company anticipates disposing of $0.2 million of fixed assets during the second quarter of 2002.

         In the third quarter of 2001, the Company announced a restructuring plan to outsource the functions of most of its manufacturing facilities. This decision to reorganize was due in part to the ongoing weakness in industry spending patterns. The plan entailed the implementation of an expanded manufacturing outsourcing strategy and the related closure of the four factories located in El Paso, Texas and Juarez, Mexico. The closure of the factories is anticipated to be complete during the first half of 2002. As a result, the Company recorded restructuring and impairment charges of $66.2 million. Included in these charges was approximately $32.0 million related to the write-down of inventories and approximately $1.7 million related to remaining warranty and purchase order commitments, which have been reflected in cost of sales. Also included in the restructuring and impairment charge was approximately $5.7 million related to severance and associated personnel costs, $5.9 million related to the impairment of goodwill due to the pending sale of the power product lines, $14.8 million related to the impairment of fixed assets, and approximately $6.1 million related to lease termination and other shutdown expenses of factories and office space. The personnel-related costs included termination expenses for the involuntary dismissal of 807 employees, primarily engaged in production and assembly functions performed at the facilities. ARRIS offered terminated employees separation amounts in accordance with the Company’s severance policy and provided the employees with specific separation dates. The severance and associated personnel costs will be paid upon closure of the factories. As of March 31, 2002, approximately $1.9 million related to severance, $1.9 million related to lease commitments, $1.1 million related to purchase order commitments, $1.5 million related to the warranty reserve, and

$1.2 million of other shutdown expenses relating to the restructuring and impairment charges remained in the accrual to be paid. The fixed assets will be disposed of in the first half of 2002.

Note 4.   Inventories

         Inventories are stated at the lower of average, approximating first-in, first-out, cost or market. The components of inventory are as follows (in thousands):

	March 31,	December 31,
	2002	2001

	(Unaudited)
Raw material	$33,268	$46,104

Work in process	21	1,797

Finished goods	132,885	140,070

Total inventories	$166,174	$187,971

Note 5.   Property, Plant and Equipment Net

         Property, plant and equipment, at cost, consists of the following (in thousands):

	March 31,	December 31,
	2002	2001

	(Unaudited)
Land	$1,964	$1,964

Building and leasehold improvements	10,548	11,258

Machinery and equipment	83,198	78,529

	95,710	91,751

Less: Accumulated depreciation	(43,194)	(39,057)

Total property, plant and equipment, net	$52,516	$52,694

Note 6.   Long Term Debt, Capital Lease Obligations and Membership Interest

         Long term debt, capital lease obligations and membership interest consist of the following (in thousands):

	March 31,	December 31,
	2002	2001

	(Unaudited)
Revolving credit facility	$—	$—

Capital lease obligations	2,021	—

Membership interest–Nortel Networks	106,610	104,110

4.5% Convertible Subordinated Notes	115,000	115,000

Total debt, capital lease obligations and membership interest	223,631	219,110

Less current portion	(1,122)	—

Total long term debt, capital lease obligations and membership interest	$222,509	$219,110

         In 1998, the Company issued $115.0 million of 4.5% Convertible Subordinated Notes (“Notes”) due May 15, 2003. The Notes are convertible, at the option of the holder, at any time prior to maturity, into the Company’s common stock (“Common Stock”) at a conversion price of $24.00 per share. The Notes became redeemable, in whole or in part, at the Company’s option, on May 15, 2001. As of March 31, 2002, there were $115.0 million of Notes outstanding. In April 2002, ARRIS exchanged 1,017,285 shares of its common stock for $9.75 million of Notes in private transactions. On May 10, 2002, as part of a public exchange offer, the Company exchanged approximately 577,000 shares of its common stock for approximately $5.65 million of Notes. See Note 12 of the Notes to the Consolidated Financial Statements.

         The Company’s bank indebtedness was refinanced on August 3, 2001, in connection with the Arris Interactive L.L.C. acquisition. See Note 11 of Notes to the Consolidated Financial Statements. The new facility is an asset-based revolving credit facility, which initially permitted the borrowers (including the Company and Arris

Interactive) to borrow up to $175.0 million (which can be increased under certain conditions by up to $25.0 million), based upon availability under a borrowing base calculation. In general, the borrowing base is limited to 85% of net eligible receivables (with special limitations in relation to foreign receivables) and 80% of the liquidation value of eligible inventory (not to exceed $80.0 million). The facility contains traditional financial covenants, including fixed charge coverage, senior debt leverage, minimum net worth, minimum inventory turns ratios, and a $10.0 million minimum borrowing base availability covenant. The facility is secured by substantially all of the Company’s assets. The credit facility has a maturity date of August 3, 2004. However, the maturity date of the credit facility will be December 31, 2002 in the event that the Company’s convertible subordinated notes due May 15, 2003 are not either fully refinanced or fully converted to ARRIS common stock prior to December 31, 2002 in a manner satisfactory to the lenders under the credit facility. Refinancing or converting the convertible subordinated notes could result in a significant charge to earnings. In connection with the sale of the Keptel product line the credit facility was amended in April 2002 to permit the sale of Keptel, to defer until May 31, 2002 a mandatory reduction of the credit facility of approximately $30.0 million as a result of the Keptel sale, and to permit certain other transactions incidental to the Keptel sale. The reduction in the facility size does not affect the actual current availability under the loan, which at March 31, 2002 was approximately $42.0 million. As of March 31, 2002, ARRIS had no borrowings outstanding. See Note 12 of the Notes to Consolidated Financial Statements.

         In conjunction with the acquisition of Arris Interactive L.L.C., the Company issued to Nortel Networks a subordinated redeemable preferred membership interest in Arris Interactive with a face amount of $100.0 million. This membership interest earns a return of 10% per annum, compounded annually. For the period ended March 31, 2002, the Company recorded membership interest expense of $2.5 million.

         In conjunction with the acquisition of Cadant, Inc., See Note 11 of the Notes to the Consolidated Financial Statements the Company assumed approximately $2.3 million in capital lease obligations, related to machinery and equipment. The leases require future rental payments until 2003.

         ARRIS has not paid dividends on its common stock since its inception. The Company’s primary loan agreement contains covenants that prohibit the Company from paying such dividends.

Note 7.   Comprehensive (Loss) Income

         Total comprehensive loss for the three-month periods ended March 31, 2002 and 2001 was $(2.2) million and $(7.3) million, respectively. The difference in the comprehensive loss as compared to the net loss was $(0.3) million and $(0.1) million for the periods ended March 31, 2002 and 2001, respectively. Such comprehensive loss, which is recorded as a separate component of stockholders’ equity is related to cumulative translation adjustments and unrealized holding losses on marketable securities.

Note 8.   Sales Information

         As of March 31, 2002, Liberty Media Corporation, which until August 2001 was owned by AT&T, effectively controlled approximately 9% of the outstanding ARRIS common stock. The effective ownership includes options to acquire an additional 854,341 shares. A significant portion of the Company’s revenue is derived from sales to AT&T aggregating $52.1 million and $90.9 million for the periods ended March 31, 2002 and 2001, respectively.

         ARRIS operates globally and offers products and services that are sold to cable system operators and telecommunications providers. ARRIS’ products and services are focused in three product categories: broadband (previously labeled cable telephony and internet access); transmission, optical, and outside plant; and supplies and services. All prior period revenues have been aggregated to conform to the new product categories. Consolidated revenues by principal products and services for the periods ended March 31, 2002, and 2001, respectively were as follows (in thousands):

		Transmission,
		Optical, and	Supplies and
	Broadband	Outside Plant	Services	Total

Quarterly sales:

March 31, 2002	$114,182	$46,435	$30,950	$191,567

March 31, 2001	$103,004	$66,735	$43,049	$212,788

         The Company sells its products primarily in the United States with its international revenue being generated from Asia Pacific, Europe, Latin America and Canada. The Asia Pacific market includes Australia, China, Hong Kong, India, Indonesia, Japan, Korea, Malaysia, New Zealand, Philippines, Sampan, Singapore, Taiwan, and Thailand. The European market includes France, Ireland, Italy, Netherlands, Portugal, Spain and the United Kingdom. Sales to international customers were approximately 24.1%, and 4.8% of total sales for the periods ended March 31, 2002 and 2001, respectively. Sales for the periods ended March 31, 2002 and 2001 are as follows:

	Three Months Ended March 31,

	2002	2001*

International region	(Unaudited)	(Unaudited)
Asia Pacific	$11,541	$3,640

Europe	28,923	1,828

Latin America	3,673	4,241

Canada	2,115	469

Total international sales	46,252	10,178

Total domestic sales	145,315	202,610

Total sales	$191,567	$212,788

* Under the previous joint venture agreement with Nortel, the Company was not able to sell the Arris Interactive L.L.C. Cornerstone products internationally. This agreement was terminated upon the Company’s acquisition of Nortel’s ownership interest in Arris Interactive L.L.C. on August 3, 2001.

         Total identifiable international assets were immaterial.

Note 9.   Earnings Per Share

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the periods indicated (in thousands except per share data):

	Three Months Ended
	March 31,

	2002	2001

	(Unaudited)	(Unaudited)
Basic:

Net loss	$(1,934)	$(7,218)

Weighted average shares outstanding	80,258	38,252

Basic loss per share	$(0.02)	$(0.19)

Diluted:

Net loss	$(1,934)	$(7,218)

Weighted average shares outstanding	80,258	38,252

Dilutive securities net of income tax benefit:

Add options / warrants	—	—

Add assumed conversion of 4.5% convertible subordinated notes	—	—

Total	80,258	38,252

Diluted loss per share	$(0.02)	$(0.19)

         The effects of the options, warrants and 4.5% Convertible Subordinated Notes were not presented for these periods as the Company incurred a net loss and inclusion of these securities would be antidilutive. In April 2002,

ARRIS exchanged 1,017,285 shares of its common stock for $9.75 million of Notes in private transactions. On May 10, 2002, as part of a public exchange offer, the Company exchanged approximately 577,000 shares of its common stock for approximately $5.65 million of Notes. See Note 12 of the Notes to the Consolidated Financial Statements.

Note 10.   Summary Quarterly Consolidated Financial Information (Unaudited)

         The following table summarizes ARRIS’ quarterly consolidated financial information (in thousands, except share data).

	Quarters Ended March 31,

	2002	2001

Net sales	$191,567	$212,788

Gross profit (1)	59,515	32,091

Operating loss (1)	(2,777)	(4,343)

Loss before income taxes (1)(2)	(8,734)	(10,420)

Net loss (3)	$(1,934)	$(7,218)

Net loss per common share:

Basic	$(0.02)	$(0.19)

Diluted	$(0.02)	$(0.19)

Supplemental financial information (excluding unusual items)

Gross profit (1)	$60,243	$32,091

Operating income (loss) (1)	$276	$(4,343)

Loss before income taxes (1)(2)	$(5,467)	$(10,061)

Net loss (3)	$(5,467)	$(7,013)

Net loss per common share:

Diluted	$(0.07)	$(0.18)

Weighted average diluted shares	80,258	38,252

(1)	During the first quarter of 2002, ARRIS had a workforce reduction of 90 people resulting in severance expense of $0.7 million impacting gross profit and $2.4 million affecting operating income.

(2)	During the first quarter of 2002 and 2001, ARRIS calculated the fair market value of its investments held for resale and recorded a pre-tax mark-to-market write down on its Lucent and Avaya investments of approximately $0.2 million, and $0.4 million, respectively.

(3)	During the first quarter of 2002, ARRIS recognized a $6.8 million income tax benefit as a result of a change in tax legislation, allowing ARRIS to carry back losses for five years versus the previous limit of two years.

Note 11.   Business Acquisitions

Acquisition of Arris Interactive L.L.C.

         On August 3, 2001, the Company completed the acquisition from Nortel Networks of the portion of Arris Interactive L.L.C. that it did not own. Arris Interactive L.L.C. was a joint venture formed by Nortel and the Company in 1995, that developed products for delivering voice and data services over hybrid fiber-coax networks. The Company decided to complete the transaction so that it would be able to expand its customer base and technology capabilities in the broadband access over cable market. Further, as a result of the acquisition, the Company will be able to evolve from a limited distributor of the Arris Interactive L.L.C. products to the developer and primary global channel to market for the products. Immediately prior to the acquisition the Company owned approximately 18.75% and Nortel owned the remainder. As part of this transaction:

•	A new holding company, ARRIS, was formed

•	ANTEC, its predecessor, merged with a subsidiary of ARRIS and the outstanding ANTEC common stock was converted, on a share-for-share basis, into common stock of ARRIS Group, Inc.

•	Nortel and the Company contributed to Arris Interactive approximately $131.6 million in outstanding indebtedness and adjusted their ownership percentages in Arris Interactive to reflect these contributions

•	Nortel exchanged its remaining ownership interest in Arris Interactive for 37 million shares of ARRIS common stock (approximately 49.2% of the total shares outstanding following the transaction) and a subordinated redeemable preferred membership interest in Arris Interactive with a face amount of $100 million

•	ANTEC, now a wholly-owned subsidiary of ARRIS, changed its name to Arris International, Inc.

•	ARRIS issued approximately 2.1 million options and 95,000 shares of restricted stock to Arris Interactive employees

         Following the transactions, Nortel designated two new members to the Company’s Board of Directors. Nortel’s ownership interest in ARRIS is governed in part, by an Investor Rights Agreement.

         The preferred membership interest is redeemable in approximately four quarterly installments commencing February 3, 2002, provided that certain availability and other tests are met under the Company’s revolving credit facility as described in Note 6 of the Notes to the Consolidated Financial Statements. No amounts were redeemed during the quarter ended March 31, 2002. Those tests were not met as of February 3, 2002, and are not expected to be met in 2002.

         The following is a summary of the purchase price allocation to record the Company’s purchase of Nortel Networks’ ownership interest in Arris Interactive for 37,000,000 shares of ARRIS Group, Inc. common stock on August 3, 2001 at $6.14 per share as of April 9, 2001 (date of definitive agreement):

(in thousands)

37,000,000 shares of ARRIS’ $0.01 par value common stock at $6.14 per share	$227,180

Acquisition costs (banking fees, legal and accounting fees, printing costs)	7,616

Write-off of abandoned leases and related leasehold improvements	2,568

Fair value of stock options to Arris Interactive L.L.C. employees	12,531

Other	1,346

Adjusted Purchase Price	$251,241

Allocation of Purchase Price Net tangible assets acquired	$56,048

Existing technology (to be amortized over 3 years)	51,500

In-process research and development	18,800

Goodwill (not deductible for income tax purposes)	124,893

Total Allocated Purchase Price	$251,241

         The value assigned to in-process research and development, in accordance with accounting principles generally accepted in the United States, was written off at the time of acquisition. The $18.8 million of in-process research and development valued for the transaction related to two projects that were targeted at the carrier-grade telephone and high-speed data markets. The value of the in-process research and development was calculated separately from all other acquired assets. The projects included:

•	Multi-service Access System (“MSAS”), a high-density multiple stream cable modem termination system providing carrier-grade availability and high-speed routing technology on the same headend targeted at the carrier-grade telephone and high-speed data market. There are specific risks associated with this in-process technology. As the MSAS has a unique capability to perform hardware sparing through its functionality via use of a radio frequency switching matrix, there is risk involved in being able to achieve the isolation specifications related to this type of technology. Subsequent to December 31, 2001 the MSAS project was discontinued because of a product overlap with Cadant, Inc.

•	Packet Port II, an outside voice over internet protocol terminal targeted at the carrier-grade telephone market. There are specific risks associated with this in-process technology. Based on the key product objectives of the Packet Port II, from a hardware perspective, the product is required to achieve power supply performance capable of meeting a wide range of input power, operating conditions and loads. From a software perspective, the Company is dependent on a third party for reference design software critical to this product. Since development of this reference design software is currently in process, the ordinary risks associated with the completion and timely delivery of the software are inherent to this project. Additionally, there are sophisticated power management techniques required to meet the target power consumption of this product. There are technical/schedule risks associated with implementing processor power down that can simultaneously meet power consumption targets without affecting the voice or data functionality of this technology application. It is anticipated that the Packet Port II project will be in service in field trials during 2002 and is expected to begin contributing to consolidated revenues in 2002. First prototypes of the Packet

Port II are currently being developed. This will allow testing on the functionality of the major subsystems of this product.

         The following table identifies specific assumptions for the projects, in millions:

	Fair Value at	Estimated	Expected
	Date of	Percentage of	Cost to	Expected Date	Discount
Project	Valuation	Completion	Complete	to Complete	Rate

MSAS	$16.9	68.9%	$9.9	July 2002	32%

Packet Port II	$1.9	41.5%	$11.3	March 2002	32%

Valuation of in-process research and development

         The fair values assigned to each developed technology as related to this transaction were valued using an income approach based upon the current stage of completion of each project in order to calculate the net present value of each in-process technology’s cash flows. The cash flows used in determining the fair value of these projects were based on projected revenues and estimated expenses for each project. Revenues were estimated based on relevant market size and growth factors, expected industry trends, individual product sales cycles, the estimated life of each product’s underlying technology, and historical pricing. Estimated expenses include cost of goods sold, selling, general and administrative and research and development expenses. The estimated research and development expenses include costs to maintain the products once they have been introduced into the market, and costs to complete the in-process research and development. It is anticipated that the acquired in-process technologies will yield similar prices and margins that have been historically recognized by Arris Interactive and expense levels consistent with historical expense levels for similar products.

         A risk-adjusted discount rate was applied to the cash flows related to each existing products’ projected income stream for the years 2002 through 2006. This discount rate assumes that the risk of revenue streams from new technology is higher than that of existing revenue streams. The discount rate used in the present value calculations was generally derived from a weighted average cost of capital, adjusted upward to reflect the additional risks inherent in the development life cycle, including the useful life of the technology, profitability levels of the technology, and the uncertainty of technology advances that are known at the assumed transaction date. Product-specific risk includes the stage of completion of each product, the complexity of the development work completed to date, the likelihood of achieving technological feasibility, and market acceptance.

Acquisition of Cadant, Inc.

         On January 8, 2002, ARRIS completed the acquisition of substantially all of the assets of Cadant, Inc., a privately held designer and manufacturer of next generation cable modem termination systems (“CMTS”). The Company decided to complete the transaction because it believed the acquisition would enhance the Company’s product portfolio and development capabilities in the broadband access over cable market. As part of this transaction:

•	ARRIS issued 5.25 million shares of ARRIS common stock for the purchase of substantially all of Cadant’s assets and certain liabilities.

•	ARRIS agreed to pay up to 2.0 million shares based upon future sales of the CMTS product through January 8, 2003.

•	ARRIS assumed approximately $16.5 million in liabilities from Cadant, Inc.

•	ARRIS issued 2,000,000 options and 250,000 shares of restricted stock to Cadant employees

         The following is a summary of the preliminary purchase price allocation to record ARRIS’ purchase price of the assets and certain liabilities of Cadant, Inc. for 5,250,000 shares of ARRIS Group, Inc. common stock based on the average closing price of ARRIS’ common stock for 5 days prior and 5 days after the date of the definitive agreement as quoted on the Nasdaq National Market System.

         The excess of the purchase price over the fair value of the net tangible and intangible assets acquired has been allocated to goodwill. Although the purchase price and its allocation are not final, it is anticipated that a portion of the purchase price will be allocated to existing technology. The final allocation of the purchase price will be determined after completion of thorough analyses to identify and determine the fair values of Cadant’s tangible and identifiable intangible assets and liabilities as of the date the transaction was completed. Any change in the fair value of the net assets of Cadant will change the amount of the purchase price allocable to goodwill.

unaudited
(in thousands)

5,250,000 shares of ARRIS Group, Inc.’s $0.01 par value common stock at $10.631 per common share	$55,813

Acquisition costs (banking fees, legal and accounting fees, printing costs)	676

Fair value of stock options to Cadant, Inc. employees	12,760

Assumption of certain liabilities of Cadant, Inc.	16,528

Adjusted preliminary purchase price	$85,777

Allocation of Preliminary Purchase Price:

Net tangible assets acquired	$4,578

Existing technology (to be amortized over 3 years)	53,000

Goodwill (not deductible for income tax purposes)	28,199

Total allocated preliminary purchase price	$85,777

Supplemental Pro Forma Information

         Presented below is summary unaudited pro forma combined financial information for the Company, Arris Interactive L.L.C. and Cadant, Inc. to give effect to the transactions. This summary unaudited pro forma combined financial information is derived from the historical financial statements of the Company, Arris Interactive L.L.C. and Cadant, Inc. This information assumes the transaction was consummated at the beginning of the applicable period. This information is presented for illustrative purposes only and does not purport to represent what the financial position or results of operations of the Company, Arris Interactive L.L.C., Cadant, Inc., or the combined entity would actually have been had the transaction occurred at the applicable dates, or to project the Company’s, Arris Interactive L.L.C.’s, Cadant, Inc.’s or the combined entity’s results of operations for any future period or date. The actual results of Arris Interactive L.L.C. are included in the Company’s operations from August 4, 2001 to March 31, 2002. The actual results of Cadant, Inc. are included in the Company’s operations from January 8, 2002 to March 31, 2002.

	(unaudited)
	Three Months Ended
	March 31,

	2002	2001

	(in thousands,
	except per share data)
Net sales	$191,567	$237,201

Gross profit	59,515	50,437

Operating loss (1)(3)	(3,514)	(27,741)

Loss before income taxes	(9,471)	(33,216)

Net loss (2)	(2,671)	(30,015)

Net loss per common share:

Basic	$(0.03)	$(0.37)

Diluted	$(0.03)	$(0.37)

Weighted average common shares:

Basic	80,725	80,502

Diluted	80,725	80,502

(1)	In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized, but reviewed annually for impairment. The provisions of Statement No. 142 state that goodwill and indefinite lived intangible assets acquired after June 30, 2001 will not be amortized. The information presented above, therefore, does not include amortization expense on the goodwill acquired in these transactions.

(2)	In accordance with SFAS No. 109, Accounting for Income Taxes, a valuation reserve against deferred tax assets was recorded as a result of the restructuring and impairment charges during the third quarter 2001. Therefore, no additional adjustment for tax expense (benefit) was reflected in the information presented above.

         The following table represents the amount assigned to each major asset and liability caption of Arris Interactive as of August 3, 2001 and Cadant, Inc. as of January 8, 2002.

	As of Acquisition Date
	(in thousands)
	Arris
	Interactive
	L.L.C.	Cadant, Inc.

Total current assets	$179,909	$297

Property, plant and equipment, net	$23,209	$4,281

Goodwill	$124,893	$28,199

Intangible assets (existing technology)	$51,500	$53,000

Total assets	$379,511	$85,777

Total current and long-term liabilities	$67,208	$16,528

Total liabilities and membership interest	$167,208	$16,528

Total stockholders’ equity	$212,303	$—

Note 12.   Subsequent Events

         As of March 31, 2002, there were $115.0 million of the Company’s 4.5% Convertible Subordinated Notes (“Notes”) due 2003 outstanding. In April 2002, ARRIS exchanged 1,017,285 shares of its common stock for $9.75 million of Notes in private transactions. On May 10, 2002, as part of a public exchange offer, the Company exchanged approximately 577,000 shares of its common stock for approximately $5.65 million of Notes. The Company will be recording the exchanges in accordance with SFAS No. 84, Induced Conversions of Convertible Debt. The Statement requires the recognition of an expense equal to the fair value of additional shares of common stock issued in excess of the number of shares that would have been issued upon conversion under the original terms of the Notes. As a result, in connection with these exchanges, the Company will be recording a non-cash loss of approximately $8.7 million, based upon an assumed weighted average common stock value of $9.10 (as compared with a common stock value of $24.00 per share implied in the original conversion ratio for the Notes). The Company is continuing to talk with holders of a significant portion of the remaining Notes regarding future exchanges of their Note for common stock, which may be on terms different from the prior exchanges.

         On April 24, 2002 ARRIS Group, Inc. entered into a definitive agreement to sell Keptel, a product line of the Company, to an undisclosed buyer. Keptel designs and markets network interface systems and fiber optic cable management products primarily for traditional telco residential and commercial applications. The transaction, which closed on April 25, 2002, is valued at approximately $30.0 million plus an additional potential earnout for ARRIS over a twenty-four month period based on sales achievements. The transaction also includes a distribution agreement whereby ARRIS will continue to distribute Keptel products. The Keptel product line accounted for approximately $58.0 million or 7.8% of ARRIS revenues in 2001. As a result of the transaction, ARRIS will record a charge of $40.0 to $50.0 million, predominantly related to the write-off of Keptel related goodwill. Due to the Company’s adoption of SFAS No. 142, it is expected that a substantial portion of the write-off of goodwill will ultimately be reflected in ARRIS’ first quarter 2002 results as a cumulative effect adjustment of a change in accounting principle.

Note 13.   Information in Form 10-K for the Year Ended December 31, 2001

         Five typographical errors occurred in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. The correct information is as follows:

•	In the table under the heading “Calculation of Cash Earnings, Excluding Unusual Items” on page 17 of the Form 10-K, the footnote references for the following line items under the subheading “Unusual Items” should be corrected to read as follows:

•	“Severance related to factory closure (7)(11)”

•	“Lease commitments (7)(11)”

•	“Facilities shutdown expenses (7)(11)”

•	“Gain (loss) on marketable securities (13)”

•	“Write-off of deferred financing costs (9)”

•	“Third quarter valuation allowance adjustments for deferred taxes (10)”

•	“Related tax effect on all items, as applicable (10)”

•	In the section entitled Comparison of Operations for Years Ended December 31, 2001 and 2000 appearing on page 26 of the Form 10-K, the last line of the table should read as follows:

•	“Net (loss) income, excluding unusual items”

•	In the section entitled “Financing” appearing on page 31 of the Form 10-K, the following sentence should be corrected to read as follows:

•	“The credit facility has a maturity date of August 3, 2004.”

•	In the “Consolidated Balance Sheets” appearing on page 43 of the Form 10-K, the following line item under the subheading “Liabilities and Stockholders’ Equity” should be corrected to read as follows:

•	“Common Stock, par value $0.01 per share, 320.0 million shares authorized; 75.2 million and 38.1 million shares issued and outstanding in 2001 and 2000, respectively”

•	In the “Consolidated Statements of Cash Flows” appearing on page 45 of the Form 10-K, the amount reflected for the year ended December 31, 2001 for the line item “Net cash (used in) provided by financing activities” should be corrected to read “(95,667)”

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         Our industry experienced a significant reduction in capital spending beginning at the end of 2000. Nortel Networks, our partner in Arris Interactive L.L.C., decided to exit that business, thereby providing us the opportunity to purchase its interest in the joint venture. In January 2002, we purchased substantially all the assets and certain liabilities of Cadant, Inc., a manufacturer of cable modem termination systems that had developed a leading design in the industry for the critical component in a voice over IP telephony system. We also refocused our business on our core skills by substantially exiting manufacturing. We now outsource most of our manufacturing to some of the leading contract manufacturers of electronic products. Further, we have reduced workforce and other operating expenses throughout our organization.

         Set forth below is a more detailed description of how our business performed during the first quarter of 2002 as compared to the first quarter of 2001. You should be aware, however, that as a result of our acquisition of Arris Interactive on August 3, 2001, and our acquisition of Cadant, Inc. on January 8, 2002, our business has changed significantly and our historical results of operations will not be as indicative of future results of operations as they otherwise might reflect. Some of these differences are discussed below.

Acquisition of Arris Interactive L.L.C.

         On August 3, 2001, we completed the acquisition from Nortel of the portion of Arris Interactive that we did not own. Arris Interactive was a joint venture formed by Nortel and us in 1995, and immediately prior to the acquisition we owned 18.75% and Nortel owned the remainder. As part of this transaction:

•	A new holding company, ARRIS, was formed

•	ANTEC, our predecessor, merged with a subsidiary of ARRIS and the outstanding ANTEC common stock was converted, on a share-for-share basis, into common stock of ARRIS.

•	Nortel and the Company contributed to Arris Interactive approximately $131.6 million in outstanding indebtedness and adjusted their ownership percentages in Arris Interactive to reflect these contributions

•	Nortel exchanged its remaining ownership interest in Arris Interactive for 37 million shares of ARRIS common stock (approximately 49.2% of the total shares outstanding following the transaction) and a subordinated redeemable preferred interest in Arris Interactive with a face amount of $100 million

•	ANTEC, now a wholly-owned subsidiary of ARRIS, changed its name to Arris International, Inc.

•	Nortel designated two new members to our board of directors

•	ARRIS issued approximately 2.1 million options and 95,000 shares of restricted stock to Arris Interactive employees

         In connection with this transaction, our bank indebtedness was refinanced on August 3, 2001. The new facility is an asset-based revolving credit facility, which permits us to borrow up to $175.0 million based upon availability under a borrowing base calculation.

Acquisition of Cadant, Inc.

         On January 8, 2002, we acquired substantially all of the assets of Cadant, Inc., a privately held designer and manufacturer of next generation cable modem termination systems (“CMTS”). Under the terms of the transaction, we issued 5.25 million shares of our common stock and assumed approximately $16.5 million in liabilities in exchange for the assets. We issued 2.0 million options to purchase our common stock and 250,000 shares of restricted stock to Cadant employees. We also agreed to issue up to 2.0 million additional shares of our common stock based upon future sales of the CMTS product.

Sale of Keptel Product Line

         Subsequent to the end of the quarter, on April 24, 2002 ARRIS Group, Inc. entered into a definitive agreement to sell Keptel, a product line of the Company, to an undisclosed buyer. Keptel designs and markets network interface systems and fiber optic cable management products primarily for traditional telco residential and commercial applications. The transaction, which closed on April 25, 2002, is valued at approximately $30.0 million plus an additional potential earnout for ARRIS over a twenty-four month period based on sales achievements. The transaction also includes a distribution agreement whereby ARRIS will continue to distribute Keptel products. The Keptel product line accounted for approximately $58.0 million or 7.8% of ARRIS revenues in 2001. ARRIS expects the effect of the transaction to be immaterial on 2002 cash earnings with a resultant reduction of approximately $12.0 million of revenue per quarter. As a result of the transaction, ARRIS will record a charge of $40.0 to $50.0 million, predominantly related to the write-off of Keptel related goodwill. Due to the Company's adoption of SFAS No. 142, it is expected that a substantial portion of the write-off of goodwill will ultimately be reflected in ARRIS' first quarter 2002 results as a cumulative effect adjustment of a change in accounting principle.

Industry Conditions

         ARRIS’ performance is largely dependent on capital spending for constructing, rebuilding, maintaining and upgrading broadband communications systems. After a period of intense consolidation and rapid stock-price acceleration within the industry during 1999, the fourth quarter of 2000 brought a sudden tightening of credit availability throughout the telecommunications industry and a broad-based and severe drop in market capitalization for the sector during the period. This caused broadband system operators to become more judicious in their capital spending, adversely affecting us and other equipment providers.

         In response to this downturn, we significantly reduced expense levels, through workforce reductions during 2001 and the more recent reductions implemented in the first quarter of 2002. The actions taken in the first quarter 2002 resulted in a pre-tax charge of approximately $3.1 million for severance and related separation costs, and we reduced overall employment levels by approximately 90 employees. Additionally, as part of our continuing review and evaluation of underperforming assets in assessing their long-term strategic role within ARRIS, as well as strategic opportunities we face, we restructured our manufacturing operations in 2001 and are in the process of implementing an outsourcing strategy. This manufacturing restructuring resulted in the closure of four factories in El Paso, Texas and Juarez, Mexico and the termination of 807 employees. The outsourcing is anticipated to be completed during the first half of 2002.

Significant Customers

         Our two largest customers are AT&T and Cox Communications.

	AT&T	Cox Communications

	(dollars in millions)
First quarter 2002 sales	$52.1	$32.9

2002 percentage of total sales	27.2%	17.2%

First quarter 2001 sales	$90.9	$28.2

2001 percentage of total sales	42.7%	13.2%

         Other than Cabovisao and Adelphia Communications Corporation, which accounted for approximately 9.4% and 8.9% of ARRIS’ total sales for the first quarter of 2002, respectively, no other customer provided more than 5% of ARRIS’ total sales for either quarter.

         As of March 31, 2002, Liberty Media Corporation, which until August 2001 was owned by AT&T, effectively controlled approximately 9% of the outstanding ARRIS common stock. The effective ownership includes options to acquire an additional 854,341 shares.

         On December 19, 2001, AT&T Broadband and Comcast Corporation announced a definitive agreement to combine AT&T Broadband with Comcast.

Comparison of Operations for the Three Months Ended March 31, 2002 and 2001

         Net Sales. ARRIS’ sales for the first quarter 2002 decreased by 10.0% to $191.6 million as compared to the first quarter 2001 sales of $212.8 million. Our products and services are summarized in three new product categories instead of the previous four categories: broadband (previously cable telephony and internet access); transmission, optical, and outside plant; and supplies and services. All prior period amounts have been aggregated to conform to the new product categories.

•	Broadband product revenues increased by approximately 10.9% to $114.2 million in the first quarter 2002 as compared to revenues of $103.0 million during the same quarter last year. Broadband product revenues accounted for approximately 59.6% of the first quarter 2002 sales, as compared to 48.4% during the same period in 2001. However, the first quarter of 2001 included approximately $30.0 million of sales to AT&T that were carried over from the fourth quarter of 2000. Excluding the sales to AT&T of $30.0 million, broadband product revenues increased approximately $41.2 million quarter over quarter. This significant increase in broadband revenue was primarily due to the inclusion of additional international revenues in the first quarter of 2002, as a result of the acquisition of Arris Interactive L.L.C during the third quarter of 2001. Under the previous joint venture agreement with Nortel, we were not able to sell the Cornerstone products internationally. This agreement terminated upon our acquisition of Nortel’s share of Arris Interactive L.L.C. on August 3, 2001.

•	Transmission, optical and outside plant product revenues decreased by 30.4% to $46.4 million in the first quarter 2002 as compared to the same quarter of last year. The overall decrease was primarily a result of the elimination of the sales of the powering product line, and decreased sales of network interface devices, RF products, and repeaters. This revenue accounted for approximately 24.2% of the first quarter 2002 revenues, as compared to 31.4% for the same period in 2001.

•	Supplies and services product revenue decreased by 28.1% to $31.0 million in the first quarter 2002 as compared to the same quarter last year. The overall decrease was primarily a result of the decreased sales of fiber optic cables. Supplies and services product revenues accounted for approximately 16.2% of the first quarter 2002 sales, as compared to 20.2% during the same period in 2001.

         International sales of $46.3 million for the three months ended March 31, 2002 marked a significant increase from the international sales of $10.2 million recorded during the first quarter 2001. This increase was primarily the result of the addition of international sales of the Cornerstone product line following our August 3, 2001 acquisition of Arris Interactive L.L.C. International revenue for the first quarter 2002 represented approximately 24.1% of ARRIS’ total revenue for the quarter. This compares to international revenue of 4.8% of our total revenue for the first quarter 2001.

         Gross Profit. Although revenue decreased $21.2 million from the first quarter 2001 to our first quarter 2002, the gross profit increased significantly from $32.1 million in 2001 to $59.5 million in 2002. The increase in margin is predominantly the result of the Arris Interactive L.L.C. acquisition, due to:

•	ANTEC was a distributor of Arris Interactive L.L.C. products to major U.S. cable companies and earned approximately 15.0% margins. As the new ARRIS, we earn a much higher margin as the manufacturer of the product, and

•	the broadband product line earns, on average, higher margins than the balance of the ARRIS portfolio.

Gross profit margins for the quarter ended March 31, 2002 increased 16.0 percentage points to 31.1% as compared to 15.1% for the same period in 2001. During the first quarter of 2002, we continued to examine methods to decrease our cost structure and consequently reduced our workforce by approximately 90 people. As a result, severance costs of approximately $0.7 million were incurred in connection with severed employees at the factory level and negatively impacted the gross margin during the first quarter of 2002. Excluding these severance charges, the gross profit margins for the period ended March 31, 2002 would have been approximately 31.4%.

         Selling, General, Administrative and Development (“SGA&D”) Expenses. SGA&D expenses increased to $53.9 million during the first quarter 2002 from $35.2 million during the first quarter 2001. SGA&D expenses for 2002 included approximately $2.4 million of severance costs related to workforce reductions. Excluding the effects of these charges, the expenses for 2002 would have been $51.5 million. This quarter-over-quarter increase is a direct result of the inclusion in the first quarter 2002 of additional expenses due to the acquisitions of Arris Interactive L.L.C. and Cadant, Inc.

         Restructuring and Impairment Charges. In the fourth quarter of 2001, ARRIS closed a research and development facility in Raleigh, North Carolina and recorded a $4.0 million charge related to severance and other costs associated with closing that facility. This charge included termination expenses of $2.2 million related to the involuntary dismissal of 48 employees, primarily engaged in engineering functions at that facility. Also included in the $4.0 million charge was $0.7 million related to lease commitments, $0.2 million related to the impairment of fixed assets, and $0.9 million related to other shutdown expenses. As of March 31, 2002, approximately $0.6 million related to severance, $0.6 million related to lease commitments, and $0.2 million of shutdown expenses remained in the restructuring accrual to be paid. We anticipate disposing of $0.2 million of fixed assets during the second quarter of 2002.

         In the third quarter of 2001, we announced a restructuring plan to outsource the functions of most of its manufacturing facilities. This decision to reorganize was due in part to the ongoing weakness in industry spending patterns. The plan entails the implementation of an expanded manufacturing outsourcing strategy and the related closure of the four factories located in El Paso, Texas and Juarez, Mexico. The closure of the factories is anticipated to be complete during the first half of 2002. As a result, we recorded restructuring and impairment charges of $66.2 million. Included in these charges was approximately $32.0 million related to the write-down of inventories and approximately $1.7 million related to remaining warranty and purchase order commitments, which have been reflected in cost of sales. Also included in the restructuring and impairment charge was approximately $5.7 million related to severance and associated personnel costs, $5.9 million related to the impairment of goodwill due to the pending sale of the power product lines, $14.8 million related to the impairment of fixed assets, and approximately $6.1 million related to lease termination and other shutdown expenses of factories and office space. The personnel-related costs included termination expenses for the involuntary dismissal of 807 employees, primarily engaged in production and assembly functions performed at the facilities. We offered terminated employees separation amounts in accordance with our severance policy and provided the employees with specific separation dates. The severance and associated personnel costs will be paid upon closure of the factories. As of March 31, 2002, approximately $1.9 million related to severance, $1.9 million related to lease commitments, $1.1 million related to purchase order commitments, $1.5 million related to the warranty reserve, and $1.2 million of other shutdown expenses relating to the restructuring and impairment charges remained in the accrual to be paid. The fixed assets are expected to be disposed of in the first half of 2002.

         Loss on Marketable Securities. In 2000, we made a $1.0 million strategic investment in Chromatis Networks, Inc., receiving shares of their preferred stock. On June 28, 2000, Lucent Technologies acquired Chromatis. As a result of this acquisition, our shares of Chromatis stock were converted into shares of Lucent stock. Subsequently, as a result of Lucent’s spin off of Avaya, Inc. during the third quarter of 2000, we were issued shares of Avaya stock. Since our investments in Lucent and Avaya stock are considered trading securities held for resale, they are required to be carried at their fair market value with any gains or losses being included in earnings. In calculating the fair market value of the Lucent and Avaya investments, we recognized pre-tax losses of $0.2 million and $0.4 million, as of March 31, 2002 and 2001, respectively. As of March 31, 2002, the carrying value of the Lucent and Avaya stock was $0.6 million.

         Interest Expense. Interest expense for the quarters ended March 31, 2002 and 2001 was $1.7 million and $2.7 million, respectively. Interest expense for both periods reflects the cost of borrowings on our revolving credit facility including commitment fees and the interest paid on the 4.5% Convertible Subordinated Notes due 2003. As of March 31, 2002, we did not have a balance outstanding under our credit facility, as compared to $79.0 million outstanding at March 31, 2001. For the quarter ended March 31, 2002 we had no borrowings under our credit facility, however our average interest rate on our outstanding line of credit borrowings would have been 6.8%. For the quarter ended March 31, 2001, the average interest rate on our outstanding line of credit borrowings was 7.3%, with an overall blended rate of approximately 5.6% including the subordinated notes.

         Membership Interest Expense. In conjunction with the acquisition of Arris Interactive L.L.C., we issued to Nortel Networks a subordinated redeemable preferred interest in Arris Interactive with a face amount of $100.0 million. This membership interest earns a return of 10% per annum, compounded annually. For the three months ended March 31, 2002, we recorded membership interest expense of $2.5 million.

         Income Tax (Benefit) Expense. During the third quarter of 2001, we established a valuation allowance in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. We continually reviews the adequacy of the valuation allowance and recognizes the benefits of deferred tax assets only as reassessment indicates that it is more likely than not that the deferred tax assets will be realized. During the quarter ended March 31, 2002, we recorded an income tax benefit of $6.8 million as a result of a change in tax legislation, allowing us to carry back losses for five years versus the previous limit of two years. As of March 31, 2002, we will be able to realize approximately $12.9 million of net operating loss carrybacks.

         The income tax calculation for the quarter ended March 31, 2001 generated a benefit of approximately $(3.2) million. The Company reported a pre-tax loss during the first quarter 2001 and recognized the related tax benefit.

         Net (Loss) Income. A net loss of $(1.9) million or $(0.02) per diluted share was recorded for the first three months of 2002, as compared to a net loss of $(7.2) million or $(0.19) for the first three months of 2001. First quarter results for 2002 included severance charges of approximately $3.1 million, an income tax benefit as a result of a change in tax legislation of $6.8 million, and a loss on our investments in Lucent and Avaya of $0.2 million. First quarter results for 2001 also included a pre-tax market adjustment on our investment of $0.4 million. Exclusive of the above transactions, the net loss for the three months ended March 31, 2002 was $(5.5) million or $(0.07) per diluted share, as compared to a net loss for the same period in 2001 of $(7.0) million or $(0.18) per diluted share.

Material Commitments

         In the ordinary course of our business we enter into contracts with landlords, suppliers and others that involve multi-year commitments on our part. Of those the most significant is the lease for our headquarters in Duluth, Georgia. That lease requires annual payments of $1.4 million, subject to adjustment, through 2009.

         We also are party to various multi-year contracts with vendors. These contracts generally do not require minimum purchases by us. The two most significant of these are with Solectron and Mitsumi for contract manufacturing and are filed as exhibits to our reports filed with the Securities and Exchange Commission.

         Lastly, we have several multi-year commitments that are not related to the ordinary operation of our business. These include registration rights agreements with Nortel and Liberty Media as well as registration rights obligations with Cadant, Inc.

Financial Liquidity and Capital Resources

Financing

         In connection with the Arris Interactive acquisition in 2001, all of our existing bank indebtedness was refinanced. The new facility is an asset-based revolving credit facility initially permitting us to borrow up to $175 million (which can be increased under certain conditions by up to $25 million), based upon availability under a borrowing base calculation. In general, the borrowing base is limited to 85% of net eligible receivables (with special limitations in relation to foreign receivables) plus 80% of the orderly liquidation value of eligible inventory (not to exceed $80 million). The facility contains traditional financial covenants, including fixed charge coverage, senior debt leverage, minimum net worth, minimum inventory turns ratios, and a $10 million minimum borrowing base availability covenant. The facility is secured by substantially all of our assets. The credit facility has a maturity date of August 3, 2004. However, the maturity date of the credit facility will be December 31, 2002 in the event that the convertible subordinated notes due May 15, 2003 are not either fully refinanced or fully converted to our common stock prior to December 31, 2002 in a manner satisfactory to the lenders under the credit facility. The commitment fee on unused borrowings is approximately 0.75%. The average annual interest rate on these outstanding borrowings was approximately 6.8% at March 31, 2002 as compared to 6.2% at March 31, 2001 under our prior credit facility. In connection with the sale of the Keptel product line the credit facility was amended in April 2002 to permit the sale of Keptel, to defer until May 31, 2002 a mandatory reduction of the credit facility of approximately $30.0 million as a result of the Keptel sale, and to permit certain other transactions incidental to the Keptel sale.

         As of March 31, 2002, there were $115.0 million of the Company’s 4.5% Convertible Subordinated Notes (“Notes”) due 2003 outstanding. In April 2002, ARRIS exchanged 1,017,285 shares of its common stock for $9.75 million of Notes in private transactions and announced an additional public exchange offer for $70.0 million of its Notes. The public exchange offer expired May 10, 2002 with approximately $5.65 million of Notes being tendered for exchange for approximately 577,000 shares. The Company will be recording the exchanges in accordance with SFAS No. 84, Induced Conversions of Convertible Debt. The Statement requires the recognition of an expense equal to the fair value of additional shares of common stock issued in excess of the number of shares that would have been issued upon conversion under the original terms of the Notes. With respect to the $9.75 million and $5.65 million of exchanges completed in early April and May 2002, the Company will record a non-cash loss of approximately $8.7 million, based upon an assumed weighted average common stock value of $9.10.

         As of March 31, 2002, we had no borrowings outstanding under our credit facility and approximately $42.0 million of available capacity. We were in compliance with all covenants contained in the credit facility.

Interest Rates

         As of March 31, 2002, we did not have any floating rate indebtedness. The average interest rate on our Notes was 4.5% during the quarter. At March 31, 2002, we did not have any outstanding interest rate swap agreements.

Contractual Obligations and Commercial Commitments as of March 31, 2002

	Payments due by period

Contractual Obligations	1-3 years	3-5 years	After 5 years	Total

	(in millions)
Long term debt	$115.0	$—	$—	$115.0

Operating leases	23.6	9.2	4.6	37.4

Capital leases	2.0	—	—	2.0

Sublease income	(2.8)	(0.5)	—	(3.3)

Membership interest	—	106.6	—	106.6

Total contractual cash obligations	$137.8	$115.3	$4.6	$257.7

Foreign Currency

         A significant portion of our products are manufactured or assembled in Mexico, the Philippines, and other countries outside the United States. Our sales of its equipment into international markets have been and are expected in the future to be an important part of our business. These foreign operations are subject to the usual risks inherent in conducting business abroad, including risks with respect to currency exchange rates, economic and political destabilization, restrictive actions and taxation by foreign governments, nationalization, the laws and policies of the United States affecting trade, foreign investment and loans, and foreign tax laws. Even though most of our international sales have been denominated in U.S. dollars, our business could be adversely affected if relevant currencies fluctuate relative to the United States dollar.

Financial Instruments

         In the ordinary course of business, we from time to time, will enter into financing arrangements with customers. These financial instruments include letters of credit, commitments to extend credit and guarantees of debt. These agreements could include the granting of extended payment terms that result in longer collection periods for accounts receivable and slower cash inflows from operations and/or could result in the deferral of revenue. As of March 31, 2002, we had approximately $2.0 million outstanding under letters of credit with our banks.

Investments

         In the ordinary course of business, we may make strategic investments in the equity securities of various companies, both public and private. We hold investments in the common stock of Lucent Technologies and Avaya, Inc. totaling approximately $0.6 million at March 31, 2002. These investments are considered trading securities, and accounted for approximately 4% of our total investments at March 31, 2002. Changes in the market value of these securities are recognized in income and resulted in pre-tax losses of approximately $0.2 million and $0.4 million for the quarters ended March 31, 2002 and 2001, respectively. Our remaining investments in marketable securities, totaling $2.1 million, are classified as available-for-sale and accounted for approximately 15% of our total investments at March 31, 2002. The remaining 81% of the Company’s investments at March 31, 2002 consist of securities that are not traded actively in a liquid market.

Capital Expenditures

         Our capital expenditures were $1.1 million and $2.8 million in the three months ended March 31, 2002 and 2001, respectively. We had no significant commitments for capital expenditures at March 31, 2002. Management expects to invest approximately $12.0 million in capital expenditures for the year 2002.

Cash Flow

         Cash levels increased by approximately $22.0 million during the first quarter of 2002 as compared to an increase of approximately $0.3 million during the same period of the prior year. Operating activities in the first quarter of 2002 provided approximately $24.0 million in positive cash flow, while financing activities and investing activities used approximately $0.2 million and $1.8 million in cash flow.

         Operating activities provided cash of $24.0 million during the first quarter of 2002. A net loss used $1.9 million in cash flow during this period. Other non-cash items such as depreciation, amortization, provisions for doubtful accounts, membership interest and losses on marketable securities accounted for positive adjustments of approximately $19.9 million during the first quarter 2002. Additionally, decreases in accounts receivable and inventory; and increases in accounts payable and accrued liabilities provided positive cash flows of $1.8 million, $21.8 million, and $2.4 million, respectively. These net cash inflows were offset by an increase in other receivables of $2.5 million, an increase in income taxes recoverable of $7.8 million, and an increase in various other assets and liabilities netted together of $9.7 million through March 31, 2002.

         Operating activities provided cash of $12.4 million during the first quarter of 2001. A net loss used $4.5 million in cash flow during this period. Other non-cash items such as depreciation, amortization, provisions for doubtful accounts, a loss on an equity investment and losses on marketable securities accounted for positive adjustments of approximately $9.7 million during the first quarter 2001. Additionally, a decrease in accounts receivable and increases in accounts payable and accrued liabilities provided positive cash flow of $4.5 million and $23.4 million, respectively. These net cash inflows were offset by an increase in inventories of $13.6 million, an increase in income taxes recoverable of $2.8 million, and an increase in various other assets and liabilities netted together of $2.2 million through March 31, 2001.

         Days sales outstanding (“DSO”) was approximately 65 days at March 31, 2002 as compared to 68 days outstanding at the close of the first quarter 2001. The first quarter of 2002 experienced a drop in receivable levels greater than the drop in sales, which decreased the 2002 DSO slightly below the range of 2001.

         Current inventory levels decreased by $21.8 million during the quarter ended March 31, 2002. This decrease in inventory is comprised of reductions of approximately $12.8 million in raw material, $1.8 million in work in process, and $7.2 million in finished goods. As a result of the decreased inventory levels, inventory turns during the first quarter 2002 were recorded at 3.0 times as compared to 2.7 times recorded in the first quarter 2001 and compared to 2.4 turns during the fourth quarter of 2001.

         An increase in accounts payable and accrued liabilities provided $2.4 million in cash during the first quarter 2002. This increase in the level of payables and accrued expenses is related to the timing of the processing and payment of vendor invoices.

         Cash flows used by investing activities were approximately $1.8 million for the three months ended March 31, 2002 as compared to $2.8 million during the same period in 2001. The investments made during 2002 included approximately $1.1 million to purchase capital assets and $0.7 million in funds paid for the Cadant, Inc. acquisition, net of the cash acquired in the transaction. The investments during the first quarter of 2001 included $2.8 million spent on capital assets.

         Cash flows used in financing activities were $0.2 million for the first quarter 2002, resulting from the proceeds from issuance of common stock offset by capital lease payments. This compared to cash used of $9.3 million during the first quarter 2001. During the quarter ended March 31, 2001 we paid down approximately $10.0 million on our credit facility and paid approximately $0.3 million on deferred financing fees. These cash outflows were partially offset by the proceeds from the issuance of common stock, which provided a positive cash flow of $0.9 million.

         Based upon current levels of operations, we expect that sufficient cash flow will be generated from operations so that, combined with cash on hand and other financing alternatives available, including bank credit facilities, we will be able to meet all of our current debt service, capital expenditure and working capital requirements.

Critical Accounting Policies and Estimates

         Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses ARRIS’ Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to customer incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, financing operations, warranty obligations, restructuring costs, retirement benefits, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         Our critical accounting policies are disclosed extensively in our Form 10-K for the year ended December 31, 2001. That discussion is incorporated herein by reference.

Forward-Looking Statements

         Various information and statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report, including our expectations regarding outsourcing and fulfilling our cash needs and other statements using terms such as “may,” “expect,” “anticipate,” “intend,” “estimate,” “believe,” “plan,” “continue,” “could be,” or similar variations or the negative thereof constitute forward-looking statements with respect to the financial condition, results of operations, and business of ARRIS, including statements that are based on current expectations, estimates, forecasts, and projections about the markets in which the Company operates and management’s beliefs and assumptions regarding these markets. These and any other statements in this document that are not statements about historical facts are “forward-looking statements.” The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. Important factors that could cause results or events to differ from current expectations are described in the risk factors below. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of the Company’s business. In providing forward-looking statements, ARRIS expressly disclaims any obligation to update publicly or otherwise these statements, whether as a result of new information, future events or otherwise, except as required by law.

Risk Factors

ARRIS’ business is dependent on customers’ capital spending on broadband communication systems, and reductions by customers in capital spending could adversely affect ARRIS’ business.

         ARRIS’ performance has been largely dependent on customers’ capital spending for constructing, rebuilding, maintaining or upgrading broadband communications systems. Capital spending in the telecommunications industry is cyclical. A variety of factors will affect the amount of capital spending, and therefore, ARRIS’ sales and profits, including:

•	general economic conditions,

•	availability and cost of capital,

•	other demands and opportunities for capital,

•	regulations,

•	demands for network services,

•	competition and technology, and

•	real or perceived trends or uncertainties in these factors.

The markets in which ARRIS operates are intensely competitive, and competitive pressures may adversely affect ARRIS’ results of operations.

         The markets for broadband communication systems are extremely competitive and dynamic, requiring the companies that compete in these markets to react quickly and capitalize on change. This will require ARRIS to retain skilled and experienced personnel as well as deploy substantial resources toward meeting the ever-changing demands of the industry. ARRIS competes with national and international manufacturers, distributors and wholesalers, including many companies larger than ARRIS. ARRIS’ major competitors include:

•	ADC Telecommunications, Inc.

•	C-COR.net Corporation

•	Cisco Systems

•	Harmonic Inc.

•	Juniper Networks

•	Motorola, Inc.

•	Phillips

•	Riverstone Networks, Inc.

•	Scientific-Atlanta

•	Tellabs Inc.

•	Terayon Communication Systems

         The rapid technological changes occurring in the broadband markets may lead to the entry of new competitors, including those with substantially greater resources than ARRIS. Since the markets in which the Company competes are characterized by rapid growth and, in some cases, low barriers to entry, smaller niche market companies and start-up ventures also may become principal competitors in the future. Actions by existing competitors and the entry of new competitors may have an adverse effect on ARRIS’ sales and profitability. The broadband communications industry is further characterized by rapid technological change. In the future, technological advances could lead to the obsolescence of some of ARRIS’ current products, which could have a material adverse effect on ARRIS’ business.

         Further, many of ARRIS’ larger competitors are in a better position to withstand any significant reduction in capital spending by customers in these markets. They often have broader product lines and market focus and therefore will not be as susceptible to downturns in a particular market. In addition, several of ARRIS’ competitors have been in operation longer than ARRIS and therefore have more long-standing and established relationships with domestic and foreign broadband service users. ARRIS may not be able to compete successfully in the future, and competition may harm ARRIS’ business.

ARRIS’ business has primarily come from a limited number of key customers. The loss of one of these customers or a significant reduction in services to one of these customers would have a material adverse effect on ARRIS’ business.

         ARRIS’ two largest customers are AT&T and Cox Communications. For the three months ended March 31, 2002, sales to AT&T accounted for approximately 27.2% of ARRIS’ total sales, while Cox Communications accounted for approximately 17.2%. ARRIS currently is the exclusive provider of telephony products for both AT&T and Cox Communications in eight metro areas. In addition, Cabovisao and Adelphia Communications Corporation accounted for approximately 9.4% and 8.9% of ARRIS’ total sales for the first quarter of 2002, respectively. The loss of either AT&T, Cox Communications or one of our other large customers, or a significant reduction in the services provided to any of them would have a material adverse impact on ARRIS.

         Adelphia Communications Corporation, which accounted for 8.9% of the Company’s sales in the first quarter of 2002 and 8.1% of the Company’s total sales for 2001, announced that it intended to restate its 1999, 2000 and 2001 financial statements subject to completion of its annual audit work with its independent auditors. As a result, Adelphia has been delayed in filing its annual report on Form 10-K. This delay has caused Adelphia to receive notices of default under certain public debentures and it is in potential default under Adelphia’s subsidiary’s principal credit agreements, which may prohibit further borrowings unless the potential defaults are cured or waived. Adelphia has indicated that the restatements will tentatively reflect borrowings and related interest expense under certain co-borrowing arrangements of approximately $1.6 billion as of December 31, 2001. The Company cannot predict what effects these events will have on our business. Accounts receivable from Adelphia at March 31, 2002 was approximately $13.9 million.

         On December 19, 2001, AT&T Broadband and Comcast Corporation announced a definitive agreement to combine AT&T Broadband with Comcast.

An inability to fully develop a sales, distribution, and support infrastructure in international markets and the costs associated with developing this infrastructure may adversely affect our results of operations.

         Historically, Arris Interactive L.L.C. relied upon Nortel Networks exclusively for sales, distribution and support of its products in the international markets and for certain customers in the North American market. We entered into a non-exclusive sales representation agreement with Nortel Networks to market our products. This agreement terminated on December 31, 2001 with respect to North American markets and this agreement will terminate on December 31, 2003 with respect to international markets. In June 2001, Nortel Networks announced that it was realigning its business, which will include the discontinuance of Nortel Networks’ access solutions operations (which includes its ARRIS related operations). To avoid reliance on Nortel Networks and other third parties, we have attempted to develop our own sales, marketing, distribution, and support infrastructure, particularly to support and enhance our international sales. However, these efforts may not be successful, or if successful, might not be sufficient to offset sales lost from the discontinuance of our relationship with Nortel Networks.

Our credit facility imposes financial covenants that may adversely affect the realization of our strategic objectives.

         ARRIS and certain of its subsidiaries have entered into a revolving credit facility providing for borrowing up to a committed amount of $175.0 million, with borrowing also limited by a borrowing base determined by reference to eligible accounts receivable and eligible inventory. As of March 31, 2002, the borrowing base was $42.0 million. In connection with the sale of the Keptel product line the credit facility was amended in April 2002 to permit the sale of Keptel, to defer until May 31, 2002 a mandatory reduction of the credit facility of approximately $30.0 million as a result of the Keptel sale, and to permit certain other transactions incidental to the Keptel sale. The committed amount under this revolving credit facility may be increased by up to $25.0 million, under certain conditions at a later date upon the agreement of the lenders thereunder. This credit facility imposes, among other things, covenants limiting the incurrence of additional debt and liens and requires us to meet certain financial objectives.

         The credit facility has a maturity date of August 3, 2004. However, the maturity date of the credit facility will be December 31, 2002 in the event that the Company’s convertible subordinated notes due May 15, 2003 are not either fully refinanced or fully converted to ARRIS common stock prior to December 31, 2002 in a manner satisfactory to the lenders under the credit facility. In April 2002, ARRIS exchanged 1,017,285 shares of its common stock for $9.75 million of Notes in private transactions and announced an additional public exchange offer for $70.0 million of its Notes. The public exchange offer expired May 10, 2002 with approximately $5.65 million of Notes being tendered for exchange for approximately 577,000 shares. The acceleration of the maturity date of the credit facility could have a material adverse effect on our business.

We have substantial stockholders that may not act consistent with the interests of the other stockholders.

         As of March 31, 2002, Nortel Networks owns approximately 46% of our common stock and Liberty Media Corporation beneficially owns approximately 9% of our common stock. These respective ownership interests result in both Nortel Networks and Liberty Media having a substantial influence over ARRIS. Nortel Networks and Liberty Media may not exert their respective influences in a manner that is consistent with the interests of other stockholders. Nortel Networks is, in its capacity as a stockholder, able to block stockholder action, including, for instance, stockholder approval of a merger or large acquisition.

The two largest stockholders have the power to sell a large portion of ARRIS stock in the future, which could cause the price of our stock to decline.

         Any sales of substantial amounts of our common stock in the public market, or the perception that such sales might occur, could lower the price of our common stock. We have entered into a registration rights agreement with Nortel Networks. Under this agreement, Nortel Networks has the power to cause us to initiate a public offering for all or part of Nortel Networks’ shares of ARRIS common stock. Pursuant to this right, we are in the process of preparing a shelf registration for Nortel Networks’ benefit. Liberty Media currently has similar registration rights. Through the exercise of their registration rights, either Nortel Networks or Liberty Media or both could sell a large number of shares to the public.

         Nortel Networks also owns a redeemable membership interest in Arris Interactive. The terms of the membership interest may under certain circumstances allow Nortel Networks to exchange the membership interest for common stock, preferred stock (which may be convertible), or notes (which may be convertible, upon the happening of certain circumstances). Those tests were not met as of February 3, 2002, and are not expected to be met in 2002. The exchange for, and conversion into, our common stock would occur at the then prevailing market price of the common stock. Since some of the circumstances under which exchange and/or conversion is permitted may occur in the event that we are in significant financial distress, it is possible that the market price of the common stock would be quite low and the Nortel Networks would be able to convert its new membership interest into significant, but presently undeterminable, portion of ARRIS common stock which could dilute our other stockholders.

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

         On an ongoing basis, we evaluate our various product offerings in order to determine whether any should be sold or closed and whether there are businesses that we should pursue acquiring. Future acquisitions and divestitures entail various risks, including:

•	the risk that we will not be able to find a buyer for a product line, while product line sales and employee morale will have been damaged because of general awareness that the product line is for sale;

•	the risk that the purchase price obtained will not be equal to the book value of the assets for the product line that it sells; and

•	the risk that acquisitions will not be integrated or otherwise perform as expected.

Products currently under development may fail to realize anticipated benefits.

         Rapidly changing technologies, evolving industry standards, frequent new product introductions and relatively short product life cycles characterize the markets for ARRIS’ products. The technology applications currently under development by ARRIS may not be successfully developed. Even if the developmental products are successfully developed, they may not be widely used or ARRIS may not be able to successfully exploit these technology applications. To compete successfully, ARRIS must quickly design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance and reliability. However, ARRIS may not be able to successfully develop or introduce these products if our products:

•	are not cost effective;

•	are not brought to market in a timely manner;

•	fail to achieve market acceptance; or

•	fail to meet industry certification standards.

         Furthermore, ARRIS’ competitors may develop similar or alternative new technology solutions and applications that, if successful, could have a material adverse effect on ARRIS. ARRIS’ strategic alliances are based on business relationships that have not been the subject of written agreements expressly providing for the alliance to continue for a significant period of time. The loss of a strategic partner could have a material adverse effect on the progress of new products under development with that partner.

Consolidations in the telecommunications industry could result in delays or reductions in purchases of products, which could have a material adverse effect on ARRIS’ business.

         The telecommunications industry has experienced the consolidation of many industry participants and this trend is expected to continue. ARRIS and one or more of its competitors may each supply products to businesses that have merged or will merge in the future. Consolidations could result in delays in purchasing decisions by merged businesses, with ARRIS playing a greater or lesser role in supplying the communications products to the merged entity. These purchasing decisions of the merged companies could have a material adverse effect on ARRIS’ business.

         Mergers among the supplier base also have increased, and this trend may continue. The larger combined companies with pooled capital resources may be able to provide solution alternatives with which ARRIS would be put at a disadvantage to compete. The larger breadth of product offerings by these consolidated suppliers could result in customers electing to trim their supplier base for the advantages of one-stop shopping solutions for all of their product needs. These consolidated supplier companies could have a material adverse effect on ARRIS’ business.

ARRIS’ success depends in large part on our ability to attract and retain qualified personnel in all facets of our operations.

         Competition for qualified personnel is intense, and ARRIS may not be successful in attracting and retaining key executives, marketing, engineering and sales personnel, which could impact our ability to maintain and grow our operations. ARRIS’ future success will depend, to a significant extent, on the ability of our management to operate effectively. In the past, competitors and others have attempted to recruit ARRIS employees and in the future, these attempts may continue. The loss of services of any key personnel, the inability to attract and retain qualified personnel in the future or delays in hiring required personnel, particularly engineers and other technical professionals could negatively affect ARRIS’ business.

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

ARRIS’ international operations may be adversely affected by any decline in the demand for broadband systems designs and equipment in international markets.

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

         A significant portion of our products are manufactured or assembled in Mexico and the Philippines and other countries outside of the United States. The governments of the foreign countries in which we have plants may pass laws that impair our operations, such as laws that impose exorbitant tax obligations on the business.

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

ARRIS’ profitability has been, and may continue to be, volatile, which could adversely affect the price of ARRIS’ stock.

         The Company has experienced years with significant operating losses. Although we have been profitable in the past, we may not be profitable or meet the level of expectations of the investment community in the future, which could have a material adverse impact on ARRIS’ stock price. In addition, ARRIS’ operations may be adversely affected by timing of sales or a shift in our product mix, which may add to the volatility of our results.

We may face higher costs associated with protecting our intellectual property.

         ARRIS’ future success depends in part upon our proprietary technology, product development, technological expertise and distribution channels. We cannot predict whether we can protect our technology, or whether competitors can develop similar technology independently. We have received and may continue to receive from third parties, including some of our competitors, notices claiming that ARRIS accompanies have infringed upon third-party patents or other proprietary rights. Any of these claims, whether with or without merit, could result in costly litigation, divert the time, attention and resources of our management, delay our product shipments, or require us to enter into royalty or licensing agreements. If a claim of product infringement against ARRIS is successful and we fail to obtain a license or develop a license non-infringing technology, our business and operating results could be adversely affected.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

         The following discussion of ARRIS’ risk-management activities includes “forward-looking statements” that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

         ARRIS is exposed to various market risks, including interest rates and foreign currency rates. Changes in these rates may adversely affect our results of operations and financial condition. To manage the volatility relating to these typical business exposures, ARRIS may enter into various derivative transactions, when appropriate. ARRIS does not hold or issue derivative instruments for trading or other speculative purposes. Interest rate changes did not impact the Company’s revolving credit facility, as there were no amounts outstanding under our credit facility during the quarter ended March 31, 2002. As of March 31, 2002, the Company had no material contracts denominated in foreign currencies.

         In the past, ARRIS has used interest rate swap agreements, with large creditworthy financial institutions, to manage its exposure to interest rate changes. These swaps would involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. During the quarter ended March 31, 2002, ARRIS did not have any outstanding interest rate swap agreements.

         The Company is exposed to foreign currency exchange rate risk as a result of sales of our products in various foreign countries. In order to minimize the risks associated with foreign currency fluctuations, most sales contracts are issued in U.S. dollars. The Company has previously used foreign currency contracts to hedge the risks associated from foreign currency fluctuations for significant sales contracts, however, no significant contracts were in place during the quarter ended March 31, 2002. ARRIS constantly monitors the exchange rate between the U.S. dollar and Mexican peso to determine if any adverse exposure exists relative to its costs of manufacturing. The Company does not maintain Mexican peso denominated currency. Instead, U.S. dollars are exchanged for pesos at the time of payment.

PART II.   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits

Incorporated by
Reference from
ARRIS' SEC filings
Exhibit		unless otherwise
Number	Description of Exhibit	indicated:
4.2(b)	Third Supplemental Indenture between Arris International Inc., ARRIS Group, Inc, and The Bank of New York	Filed herewith

10.1 (b)	Second Amendment to Credit Agreement dated April 19, 2002	Filed herewith

10.1 (c)	Third Amendment to Credit Agreement dated April 19, 2002	Filed herewith

10.9 (b)	Form of Employment Agreement with Gordon E. Halverson	Filed herewith

10.18	Asset Purchase Agreement for Keptel	Filed herewith

(b)	Reports on Form 8-K

On January 23, 2002, ARRIS filed a report on Form 8-K relating to Item 2, Acquisition or Disposition of Assets, to describe the Company’s acquisition of Cadant, Inc.

On February 13, 2002, ARRIS filed a report on Form 8-K/A relating to Item 7, Financial Statements and Exhibits, to disclose the financial statements and pro forma financial information in relation to the Company’s acquisition of Cadant, Inc.

SIGNATURES

         Pursuant to the requirements the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARRIS GROUP, INC.

/s/ LAWRENCE A. MARGOLIS

Dated: May 15, 2002	Lawrence A. Margolis Executive Vice President, Chief Financial Officer