Form 10-Q
period 2002-06-30
ARRIS GROUP INC
filed 2002-08-14
CIK 1141107

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________

FORM 10-Q

For the quarter ended June 30, 2002

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

     As of July 31, 2002, 82,370,342 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

ARRIS GROUP, INC.
FORM 10-Q
For the Quarter Ended June 30, 2002

INDEX

Page
Part I. Financial Information

Item 1. Financial Statements

a) Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001	3

b) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2002 and 2001	4

c) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001	5 - 6

d) Notes to the Consolidated Financial Statements	7 - 20

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-38

Item 3. Quantitative and Qualitative Disclosures on Market Risk	39

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K	40 - 41

Signatures	42

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ARRIS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,	December 31,
	2002	2001

ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$53,212	$5,337
Accounts receivable (net of allowance for doubtful accounts of $29,520 in 2002 and $9,409 in 2001)	143,770	119,139
Accounts receivable from Nortel	3,177	18,857
Other receivables	6,292	10,049
Inventories	144,587	187,971
Income taxes recoverable	12,629	5,066
Investments held for resale	225	795
Other current assets	21,057	22,110

Total current assets	384,949	369,324
Property, plant and equipment (net of accumulated depreciation of $44,035 in 2002 and $39,057 in 2001)	46,663	52,694
Goodwill (net of accumulated amortization of $41,346 in 2002 and $55,140 in 2001)	223,561	259,062
Intangibles (net of accumulated amortization of $24,090 in 2002 and $7,012 in 2001)	83,026	44,488
Investments	12,593	14,037
Other assets	9,381	12,510

	$760,173	$752,115

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,073	$18,620
Accrued compensation, benefits and related taxes	25,181	32,747
Accounts payable and accrued expenses – Nortel Networks	19,643	25,411
Current portion of long-term debt	99,598	—
Current portion of capital lease obligations	1,163	—
Other accrued liabilities	44,619	41,684

Total current liabilities	243,277	118,462
Capital lease obligations, net of current portion	615	—
Long-term debt	—	115,000

Total liabilities	243,892	233,462
Membership interest – Nortel Networks	109,110	104,110

Total liabilities and membership interest	353,002	337,572
Stockholders’ equity:
Preferred stock, par value $1.00 per share, 5 million shares authorized, none issued and outstanding	—	—
Common stock, par value $0.01 per share, 320 million shares authorized; 82.5 million and 75.2 million shares issued and outstanding in 2002 and 2001, respectively	828	755
Capital in excess of par value	603,109	507,650
Accumulated deficit	(190,769)	(90,162)
Unrealized holding loss on marketable securities	(3,656)	(3,211)
Unearned compensation	(2,175)	(577)
Cumulative translation adjustments	(166)	88

Total stockholders’ equity	407,171	414,543

	$760,173	$752,115

See accompanying notes to the consolidated financial statements

ARRIS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net sales (includes sales to Nortel of $371 and $2 for the three months and $1,837 and $14 for the six months ended June 30, 2002 and 2001, respectively)	$194,132	$177,185	$385,699	$389,973
Cost of sales	132,458	154,517	264,510	335,214

Gross profit	61,674	22,668	121,189	54,759
Operating expenses:
Selling, general and administrative and development	74,568	36,486	128,490	71,692
Loss on sale of product line	8,536	—	8,536	—
Amortization of goodwill	—	1,230	—	2,459
Amortization of intangibles	8,708	—	17,078	—

	91,812	37,716	154,104	74,151

Operating income (loss)	(30,138)	(15,048)	(32,915)	(19,392)
Interest expense	1,462	2,313	3,129	5,059
Preferred membership interest	2,500	—	5,000	—
Loss on debt exchange	9,276	—	9,276	—
Loss on investments	1,356	402	1,570	761
Other expense (income), net	(4,018)	4,021	(2,442)	6,992

Income (loss) before income taxes and cumulative effect of accounting change	(40,714)	(21,784)	(49,448)	(32,204)
Income tax expense (benefit)	—	(7,296)	(6,800)	(10,498)

Net income (loss) before cumulative effect of accounting change	(40,714)	(14,488)	(42,648)	(21,706)
Cumulative effect of accounting change	—	—	57,960	—

Net income (loss)	$(40,714)	$(14,488)	$(100,608)	$(21,706)

Net income (loss) per common share -
Basic and diluted:
Income (loss) before cumulative effect	$(0.50)	$(0.38)	$(0.52)	$(0.57)
Cumulative effect of accounting change	—	—	(0.71)	—

Net income (loss)	$(0.50)	$(0.38)	$(1.24)	$(0.57)

Weighted average common shares:
Basic and diluted	82,236	38,290	81,252	38,271

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(in thousands)

	Six Months Ended
	June 30,

	2002	2001

Operating activities:
Net income (loss)	$(100,608)	$(21,706)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	10,851	7,420
Amortization of goodwill	—	2,459
Amortization of intangibles	17,078	—
Amortization of deferred finance fees	1,276	584
Amortization of unearned compensation	886	740
Loss from equity investment	—	6,937
Provision for doubtful accounts	23,292	2,691
Deferred income taxes	—	(299)
Loss (gain) on investments	1,570	761
Loss on debt exchange	9,276	—
Loss on sale of Keptel product line	8,536	—
Cumulative effect of accounting change	57,960	—
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable	(32,095)	22,326
Decrease in other receivables	3,757	—
Decrease in inventories	25,856	31,514
(Increase) decrease in income taxes recoverable	(7,563)	478
Increase in accounts payable and accrued liabilities	2,763	7,064
Increase in accrued preferred membership interest	5,000	—
Increase in other, net	(5,849)	(6,293)

Net cash provided by operating activities	21,986	54,676
Investing activities:
Purchases of property, plant and equipment	(3,550)	(4,491)
Cash proceeds from sale of Keptel product line	30,000	—
Cash paid for acquisition	(835)	—
Other investments	—	(1,500)

Net cash provided by (used in) investing activities	25,615	(5,991)
Financing activities:
Borrowings under credit facilities	—	67,000
Reductions in borrowings under credit facilities	—	(117,500)
Payments on capital lease obligations	(481)	—
Deferred financing costs paid	—	(613)
Proceeds from issuance of common stock	755	893

Net cash provided by (used in) financing activities	274	(50,220)

Net increase (decrease) in cash and cash equivalents	47,875	(1,535)
Cash and cash equivalents at beginning of period	5,337	8,788

Cash and cash equivalents at end of period	$53,212	$7,253

Noncash investing and financing activities:
Net tangible assets acquired, excluding cash	$4,577	$—
Net liabilities assumed	(16,595)	—
Intangible assets acquired, including goodwill	81,426	—
Noncash purchase price, including 5,250,000 shares of common stock and fair market value of stock options issued	(68,573)	—

Cash paid for acquisition, net of cash acquired	$835	$—

Supplemental cash flow information:
Interest paid during the period	$660	$2,393

Income taxes paid during the period	$115	$112

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

     On August 3, 2001, the Company acquired Nortel Networks’ portion of Arris Interactive L.L.C., which was a joint venture formed by Nortel and the Company in 1995. Nortel exchanged its ownership interest in Arris Interactive L.L.C. for a subordinated redeemable preferred membership interest in Arris Interactive L.L.C. with a face amount of $100 million and 37 million shares of ARRIS common stock. Following the Arris Interactive L.L.C. acquisition, Nortel designated two new members to ARRIS’ Board of Directors. In June 2002, Nortel sold 15 million of its shares of ARRIS through a public offering. As of June 30, 2002, Nortel owned approximately 26.7% of the Company’s outstanding common stock.

     The consolidated financial statements furnished herein reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements for the periods shown. Additionally, certain prior period amounts have been reclassified to conform to the 2002 financial statement presentation. Interim results of operations are not necessarily indicative of results to be expected from a twelve-month period. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the Company’s year ended December 31, 2001.

NOTE 2. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. The review process is now complete, and entailed the assessment of the fair value of the net assets underlying the Company’s acquisition related goodwill on a business by business basis. The fair value was deemed less than the related carrying value, and the Company was required to reduce the amount of the goodwill. The Company adopted SFAS No. 142 on January 1, 2002. Under the transitional provisions of SFAS No. 142, ARRIS recorded a goodwill impairment loss of approximately $58.0 million. See Note 6 of Notes to the Consolidated Financial Statements. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be “held and used.” The Statement was effective for year-ends beginning after December 15, 2001 (e.g. January 1, 2002

ARRIS GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

for a calendar-year company). The Company has adopted SFAS No. 144 and has determined that there is no significant impact on its financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement relates to accounting for debt extinguishments, leases, and intangible assets of motor carriers. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. The Company is currently reviewing the provisions of the Statement to determine the impact on its results of operations and financial condition.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force No. 94-3. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company is currently reviewing the provisions of the Statement to determine the impact on its results of operations and financial condition.

NOTE 3. RESTRUCTURING AND OTHER CHARGES

     On April 25, 2002 ARRIS sold its Keptel product line. Keptel designed and marketed network interface systems and fiber optic cable management products primarily for traditional telco residential and commercial applications. The transaction generated cash proceeds of $30.0 million. Additionally, ARRIS retained a potential earnout over a twenty-four month period based on sales achievements. The transaction also included a distribution agreement whereby ARRIS will continue to distribute Keptel products. The Keptel product line accounted for approximately $58.0 million or 7.8% of ARRIS revenues in 2001. Total assets of approximately $31.1 million were disposed of, which included inventory, fixed assets, intangibles (formerly classified as goodwill), and other assets. Additionally, ARRIS incurred approximately $7.4 million of related closure costs, including severance, vendor liabilities, outside consulting fees, and other shutdown expenses. The net result of the transaction was a loss on the sale of the product line of approximately $8.5 million.

     During the second quarter of 2002, ARRIS established a bad debt reserve in connection with its Adelphia accounts receivable. Adelphia declared bankruptcy in June, 2002. The reserve resulted in a charge of approximately $20.2 million, which impacted the Company’s second quarter 2002 operating expenses.

     During the third quarter of 2001, the Company sold its power product line. At the time of the transaction, remaining inventories (which had not transferred to the buyer) were assessed and the Company wrote them down to the estimated net realizable value. Efforts to deplete the remaining power inventory have not been as successful as planned. During the second quarter of 2002, the Company wrote off the balance of remaining inventory, resulting in a charge to cost of goods sold of approximately $2.1 million.

     In the fourth quarter of 2001, ARRIS closed a research and development facility in Raleigh, North Carolina and recorded a $4.0 million charge related to severance and other costs associated with closing that facility. This charge included termination expenses of $2.2 million related to the involuntary dismissal of 48 employees, primarily engaged in engineering functions at that facility. Also included in the $4.0 million charge was $0.7 million related to lease commitments, $0.2 million related to the impairment of fixed assets, and $0.9 million related to other shutdown expenses. As of June 30, 2002, approximately $0.6 million related to severance, $0.5 million related to lease commitments, and $0.2 million of shutdown expenses remained in the restructuring accrual to be paid. The Company anticipates completing this restructuring process by the end of 2002.

     In the third quarter of 2001, the Company announced a restructuring plan to outsource the functions of most of its manufacturing facilities. This decision to reorganize was due in part to the ongoing weakness in industry spending patterns. The plan entailed the implementation of an expanded

ARRIS GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

manufacturing outsourcing strategy and the related closure of the four factories located in El Paso, Texas and Juarez, Mexico. As a result, the Company recorded restructuring and impairment charges of $66.2 million. Included in these charges was approximately $32.0 million related to the write-down of inventories and approximately $1.7 million related to remaining warranty and purchase order commitments, which have been reflected in cost of sales. Also included in the restructuring and impairment charge was approximately $5.7 million related to severance and associated personnel costs, $5.9 million related to the impairment of goodwill due to the pending sale of the power product lines, $14.8 million related to the impairment of fixed assets, and approximately $6.1 million related to lease termination and other shutdown expenses of factories and office space. The personnel-related costs included termination expenses for the involuntary dismissal of 807 employees, primarily engaged in production and assembly functions performed at the facilities. ARRIS offered terminated employees separation amounts in accordance with the Company’s severance policy and provided the employees with specific separation dates. As of June 30, 2002, approximately $1.2 million related to severance, $1.7 million related to lease commitments, and $2.4 million related to purchase order commitments, warranty reserve, and other shutdown expenses remained in the accrual to be paid. It is anticipated that the restructuring will be predominantly completed during the last half of 2002.

NOTE 4. INVENTORIES

     Inventories are stated at the lower of average, approximating first-in, first-out, cost or market. The components of inventory are as follows (in thousands):

	June 30,	December 31,
	2002	2001

	(Unaudited)
Raw material	$11,696	$46,104
Work in process	—	1,797
Finished goods	132,891	140,070

Total inventories	$144,587	$187,971

NOTE 5. PROPERTY, PLANT AND EQUIPMENT, NET

     Property, plant and equipment, at cost, consists of the following (in thousands):

	June 30,	December 31,
	2002	2001

	(Unaudited)
Land	$1,964	$1,964
Building and leasehold improvements	10,877	11,258
Machinery and equipment	77,857	78,529

	90,698	91,751
Less: Accumulated depreciation	(44,035)	(39,057)

Total property, plant and equipment, net	$46,663	$52,694

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

     ARRIS adopted SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. Application of the non-amortization provision of SFAS No. 142 will result in the elimination of approximately $10.5 million of amortization expense in fiscal 2002. Under the transitional provisions of SFAS No. 142, the Company recorded a goodwill impairment loss of approximately $58.0 million, based upon an independent valuation. The valuation was determined using a combination of the income and market approaches on an invested capital basis, which is the market value of equity plus interest-bearing debt. The resulting impairment loss has been recorded as a cumulative effect of change in accounting principle on the accompanying Consolidated Statements of Operations for the six months ended June 30, 2002.

ARRIS GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

     The following sets forth a reconciliation of net income and earnings per share information for the three and six-month periods ended June 30, 2002 and 2001, as adjusted for the non-amortization provisions of SFAS No. 142:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income (loss):
Net (loss) income before cumulative effect	$(40,714)	$(14,488)	$(42,648)	$(21,706)
Net (loss) income	(40,714)	(14,488)	(100,608)	(21,706)
Add: Goodwill amortization, net of tax effect	—	701	—	1,402
Adjusted net (loss) income before cumulative effect	(40,714)	(13,787)	(42,648)	(20,304)
Adjusted net (loss) income	(40,714)	(13,787)	(100,608)	(20,304)
Basic and diluted earnings per share:
Adjusted net income (loss) before cumulative effect	$(0.50)	$(0.36)	$(0.52)	$(0.53)
Adjusted net income (loss)	$(0.50)	$(0.36)	$(1.24)	$(0.53)

     The changes in the carrying amount of goodwill for the year ended December 31, 2001 and for the six months ended June 30, 2002 are as follows:

Total
(in thousands)
Balance as of December 31, 2000	$144,919
Goodwill acquired from Arris Interactive L.L.C. acquisition	124,892
Goodwill written off related to sale of product line	(5,877)
Amortization	(4,872)

Balance as of December 31, 2001	$259,062
Transitional impairment charge	(57,960)
Purchase price allocation adjustment – Arris Interactive L.L.C	33
Goodwill acquired from Cadant Inc. acquisition	28,426
Transferred to intangible asset upon adoption of SFAS No. 142	(6,000)

Balance as of June 30, 2002	$223,561

ARRIS GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

     The gross carrying amount and accumulated amortization of the Company’s intangible assets, other than goodwill, as of June 30, 2002 and December 31, 2001 are as follows (in thousands):

	June 30, 2002			December 31, 2001

	Gross	Accum.	Net Book	Gross	Accum.	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Intangibles –Existing Technology Acquired:
Arris Interactive L.L.C	$51,500	$(15,595)	$35,905	$51,500	$(7,012)	$44,488
Cadant, Inc.	53,000	(8,495)	44,505	—	—	—
Customer lists transferred from goodwill	6,000	—	6,000	—	—	—
Customer lists written off with sale of product line	(6,000)	—	(6,000)	—	—	—
Other	2,616	—	2,616	—	—	—

Total	$107,116	$(24,090)	$83,026	$51,500	$(7,012)	$44,488

     Amortization expense recorded on the intangible assets listed in the above table for the three and six months ended June 30, 2002 was $8.7 million and $17.1 million, respectively. No intangible amortization expense was recorded for the three and six months ended June 30, 2001, as the acquisitions of Arris Interactive L.L.C. and Cadant, Inc. occurred after that date. The estimated amortization expense for each of the next five fiscal years is as follows (in thousands):

2002	$34,495
2003	$34,834
2004	$27,821
2005	$338
2006	$—

NOTE 7. DEBT, CAPITAL LEASE OBLIGATIONS AND MEMBERSHIP INTEREST

     Debt, capital lease obligations and membership interest consist of the following (in thousands):

	June 30,	December 31,
	2002	2001

	(Unaudited)
Revolving credit facility	$—	$—
Capital lease obligations	1,778	—
Membership interest–Nortel Networks	109,110	104,110
4.5% Convertible Subordinated Notes	99,598	115,000

Total debt, capital lease obligations and membership interest	210,486	219,110
Less current portion	(100,761)	—

Total long term debt, capital lease obligations and membership	$109,725	$219,110

     In 1998, the Company issued $115.0 million of 4.5% Convertible Subordinated Notes (“Notes”) due May 15, 2003. The Notes are convertible, at the option of the holder, at any time prior to maturity, into the Company’s common stock at a conversion price of $24.00 per share. The Notes became redeemable, in whole or in part, at the Company’s option, on May 15, 2001. In April 2002, ARRIS exchanged 1,017,285 shares of its common stock for $9.7 million of the Notes in private transactions. On May 10, 2002, as part of a public exchange offer, the Company exchanged 576,504 shares of its common stock for approximately $5.7 million of the Notes. The Company recorded the exchanges in accordance with SFAS No. 84, Induced Conversions of Convertible Debt, which requires the recognition of an expense

ARRIS GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

equal to the fair value of additional shares of common stock issued in excess of the number of shares that would have been issued upon conversion under the original terms of the Notes. As a result, in connection with these exchanges, ARRIS recorded a non-cash loss of approximately $8.7 million, based upon a weighted average common stock value of $9.10 (as compared with a common stock value of $24.00 per share in the original conversion ratio for the Notes). In connection with the exchanges, the Company also incurred associated fees of $0.6 million, resulting in an overall loss of approximately $9.3 million. As of June 30, 2002, there were approximately $99.6 million of the Notes outstanding.

     In connection with the Arris Interactive L.L.C. acquisition in 2001, all of the Company’s existing bank indebtedness was refinanced. The new facility, as amended, is an asset-based revolving credit facility permitting the Company to borrow up to $143.0 million (which can be increased under certain conditions by up to $25.0 million), based upon availability under a borrowing base calculation. In general, the borrowing base is limited to 85% of net eligible receivables (with a cap of $5.0 million in relation to foreign receivables). In addition, upon attaining appropriate asset appraisals, ARRIS may include in the borrowing base calculation 80% of the orderly liquidation value of eligible inventory (not to exceed $60.0 million). The facility contains traditional financial covenants, including fixed charge coverage, senior debt leverage, minimum net worth, and minimum inventory turns ratios. The facility is secured by substantially all of the Company’s assets. The credit facility has a maturity date of August 3, 2004. However, the maturity date of the credit facility will be March 31, 2003 in the event that at least approximately $54.0 million of principal amount of the Company’s remaining Notes are not either refinanced or converted to ARRIS common stock prior to March 31, 2003 in a manner satisfactory to the lenders under the credit facility. The commitment fee on unused borrowing is approximately 0.75%. In connection with the sale of the Keptel product line, the credit facility was amended in April and May 2002 to permit the sale of Keptel, to reduce the commitment amount under the credit facility to $143.0 million, to extend until March 31, 2003 the time period by which the Company must redeem or refinance a portion of its Notes, to utilize the Company’s cash resources to retire the Notes and other incidental matters. The availability under the facility at June 30, 2002 was approximately $46.5 million. As of June 30, 2002, ARRIS had no borrowings on the revolving line of credit outstanding. Due to the reserve recorded in connection with the Company’s Adelphia receivables, ARRIS was in technical default of one of its covenants. The Company subsequently received a waiver for the Adelphia charge.

     In conjunction with the acquisition of Arris Interactive L.L.C., the Company issued to Nortel Networks a subordinated redeemable preferred membership interest in Arris Interactive L.L.C. with a face amount of $100.0 million. This membership interest earns an accreting non-cash return of 10% per annum, compounded annually, and is due six months after the maturity date of the Company’s revolving credit facility, as amended or extended. The preferred membership interest is redeemable in approximately four quarterly installments commencing February 3, 2002, provided that certain availability and other tests are met under the revolving credit facility. Those tests are not expected to be met in 2002, and if not met, no payments are due. No amounts were redeemed during the quarter ended June 30, 2002. In June 2002, the Company entered into an option agreement with Nortel Networks that permits Arris Interactive L.L.C. to redeem Nortel Networks’ membership interest in Arris Interactive at a discount of 21% prior to June 30, 2003. For the three and six month periods ended June 30, 2002, the Company recorded membership interest expense of $2.5 million and $5.0 million, respectively.

     In conjunction with the acquisition of Cadant, Inc., the Company assumed approximately $2.3 million in capital lease obligations, related to machinery and equipment. The leases require future rental payments until 2003.

     ARRIS has not paid dividends on its common stock since its inception. The Company’s primary loan agreement contains covenants that prohibit the Company from paying such dividends.

NOTE 8. COMPREHENSIVE (LOSS) INCOME

     Total comprehensive (loss) for the three and six-month periods ended June 30, 2002 was $(41.1) million and $(101.3) million, respectively. Total comprehensive (loss) for the three and six-month periods ended June 30, 2001 was $(14.7) million and $(22.0) million, respectively. The difference in the comprehensive loss as compared to the net loss for all periods was immaterial. Such comprehensive loss,

ARRIS GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

which is recorded as a separate component of stockholders’ equity is related to cumulative translation adjustments and unrealized holding losses on marketable securities.

NOTE 9. SALES INFORMATION

     A significant portion of ARRIS’ revenue is derived from sales to AT&T, aggregating $83.5 million and $54.6 million for the quarters ended June 30, 2002 and 2001, respectively. Through the first six months of 2002, revenue generated by sales to AT&T were approximately $135.6 million, as compared to the first half of 2001 when sales to AT&T totaled $145.5 million.

     ARRIS operates globally and offers products and services that are sold to cable system operators and telecommunications providers. ARRIS’ products and services are focused in three product categories: broadband (previously labeled cable telephony and internet access); transmission, optical, and outside plant; and supplies and services. Consolidated sales by principal products and services for the three and six months ended June 30, 2002 and 2001, respectively were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Product Category
Broadband	$124,120	$68,124	$238,302	$171,128
Transmission, Optical, and Outside Plant	42,555	63,337	88,990	130,072
Supplies and Services	27,457	45,724	58,407	88,773

Total sales	$194,132	$177,185	$385,699	$389,973

     ARRIS sells its products both in the United States and in the international markets of Asia Pacific, Europe, Latin America and Canada. The Asia Pacific market includes Australia, China, Hong Kong, India, Indonesia, Japan, Korea, Malaysia, New Zealand, Philippines, Sampan, Singapore, Taiwan, and Thailand. The European market includes France, Ireland, Italy, Netherlands, Portugal, Spain and the United Kingdom. International sales for the three and six months ended June 30, 2002 and 2001 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001*	2002	2001*

International Region
Asia Pacific	$17,311	$3,886	$28,852	$7,526
Europe	17,538	8,378	46,463	10,206
Latin America	7,299	6,713	10,972	10,954
Canada	3,160	594	5,275	1,063

Total international sales	45,308	19,571	91,562	29,749
Total domestic sales	148,824	157,614	294,137	360,224

Total sales	$194,132	$177,185	$385,699	$389,973

•	Under the previous joint venture agreement with Nortel, the Company was not able to sell the Arris Interactive L.L.C. Cornerstone products internationally. This agreement was terminated upon the Company’s acquisition of Nortel’s ownership interest in Arris Interactive L.L.C. on August 3, 2001.

     Total identifiable international assets were immaterial.

ARRIS GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

NOTE 10. EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the periods indicated (in thousands except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Basic and diluted:
Net income (loss) before cumulative effect of accounting change	$(40,714)	$(14,488)	$(42,648)	$(21,706)
Cumulative effect of accounting change	—	—	57,960	—

Net income (loss)	$(40,714)	$(14,488)	$(100,608)	$(21,706)
Weighted average shares outstanding	82,236	38,290	81,252	38,271

Basic earnings (loss) per share	$(0.50)	$(0.38)	$(1.24)	$(0.57)

     The effects of options, warrants and 4.5% Convertible Subordinated Notes were not presented as the Company incurred net losses for each period presented and inclusion of these securities would be antidilutive.

NOTE 11. SUMMARY QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (Unaudited)

     The following table summarizes the Company’s quarterly consolidated financial information (in thousands, except share data):

	Quarters Ending in 2002

	March 31	June 30

Net sales	$191,567	$194,132
Gross profit (1)(2)	$59,515	$61,674
Operating income (loss) (1)(3)(4)	$(2,777)	$(30,138)
Income (loss) before income taxes and cumulative effect (5)(6)(7)	$(8,734)	$(40,714)
Net income (loss) before cumulative effect (8)	$(1,934)	$(40,714)
Net income (loss) (9)	$(59,894)	$(40,714)
Net (loss) per common share — basic and diluted:
Income (loss) before cumulative effect	$(0.02)	$(0.50)
Net income (loss)	$(0.75)	$(0.50)

	Quarters Ending in 2001

	March 31	June 30

Net sales	$212,788	$177,185
Gross profit (10)(11)	$32,090	$22,668
Operating income (loss) (10)	$(4,345)	$(15,048)
Income (loss) before income taxes and cumulative effect (5)	$(10,420)	$(21,784)
Net income (loss) before cumulative effect	$(7,218)	$(14,488)
Net income (loss)	$(7,218)	$(14,488)
Net (loss) per common share — basic and diluted:
Income (loss) before cumulative effect	$(0.19)	$(0.38)
Net income (loss)	$(0.19)	$(0.38)

ARRIS GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Supplemental Financial Information (excluding the effects of unusual items, as described below):

	Quarters Ending in 2002

	March 31	June 30

Net sales	$191,567	$194,132
Gross profit (1)(2)	$60,243	$63,818
Operating income (loss) (1)(3)(4)	$276	$736
Income (loss) before income taxes and cumulative effect (5)(6)(7)	$(5,467)	$792
Net income (loss) (8)(9)	$(5,467)	$792
Net income (loss) per common share — basic and diluted:
Net income (loss)	$(0.07)	$0.01

	Quarters Ending in 2001

	March 31	June 30

Net sales	$212,788	$177,185
Gross profit (10)(11)	$32,090	$28,643
Operating income (loss) (10)	$(4,345)	$(5,317)
Income (loss) before income taxes and cumulative effect (5)	$(10,061)	$(11,651)
Net income (loss)	$(7,013)	$(8,566)
Net income (loss) per common share — basic and diluted:
Net income (loss)	$(0.18)	$(0.22)

(1)	During the first quarter of 2002, ARRIS had a workforce reduction of 90 people resulting in severance expense of $0.7 million impacting gross profit and $2.4 million affecting operating income.

(2)	During the second quarter of 2002, ARRIS wrote off the remaining $2.1 million of Power inventories that had not been transferred to the buyer.

(3)	During the second quarter of 2002, the Company established a reserve of $20.2 million in connection with its Adelphia receivables. Adelphia filed for bankruptcy in June 2002.

(4)	During the second quarter of 2002, a loss of $8.5 million was recorded in connection with the sale of the Keptel product line.

(5)	On a quarterly basis, ARRIS calculates the fair market value of its investments held for resale and record the appropriate mark-to-market adjustment. During the first and second quarters of 2002, ARRIS recognized losses of $0.2 million and $0.4 million, respectively. During the first and second quarter of 2001, the Company recognized a loss of $0.4 million in each quarter.

(6)	During the second quarter of 2002, ARRIS recorded a $1.0 million write-off of an investment in a technology start-up, which has now filed for bankruptcy.

(7)	During the second quarter of 2002, ARRIS recorded a loss of $9.3 million associated with the Note exchanges, in accordance with SFAS No. 84.

(8)	During the first quarter of 2002, ARRIS recognized a $6.8 million income tax benefit as a result of a change in tax legislation, allowing ARRIS to carry back losses for five years versus the previous limit of two years.

(9)	During 2002, the Company posted a loss of approximately $58.0 million due to the cumulative effect of an accounting change. In accordance with SFAS No. 142 and upon independent valuation, ARRIS recorded a reduction in the value of its goodwill of approximately $58.0 million.

(10)	During the second quarter of 2001, a workforce reduction program was implemented which significantly reduced the Company’s overall employment levels. This action resulted in a pre-tax charge to cost of goods sold of approximately $1.3 million for severance and related costs incurred at the factory level. Additionally, a pre-tax charge of $3.7 million was recorded to operating expenses.

ARRIS GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(11)	During the second quarter of 2001, a one-time warranty expense relating to a specific product was recorded, resulting in a pre-tax charge of $4.7 million for the expected replacement cost of this product. The Company does not anticipate any further warranty expenses to be incurred in connection with this product.

NOTE 12. BUSINESS ACQUISITIONS

Acquisition of Arris Interactive L.L.C.

     On August 3, 2001, the Company completed the acquisition from Nortel Networks of the portion of Arris Interactive L.L.C. that it did not own. Arris Interactive L.L.C. was a joint venture formed by Nortel and the Company in 1995, that developed products for delivering voice and data services over hybrid fiber-coax networks. The Company decided to complete the transaction so that it would be able to expand its customer base and technology capabilities in the broadband access over cable market. Further, as a result of the acquisition, the Company will be able to evolve from a limited distributor of the Arris Interactive L.L.C. products to the developer and primary global channel to market for the products. Immediately prior to the acquisition the Company owned approximately 18.75% and Nortel owned the remainder. As part of this transaction:

•	A holding company, ARRIS, was formed

•	ANTEC, its predecessor, merged with a subsidiary of ARRIS and the outstanding ANTEC common stock was converted, on a share-for-share basis, into common stock of ARRIS Group, Inc.

•	Nortel and the Company contributed to Arris Interactive approximately $131.6 million in outstanding indebtedness and adjusted their ownership percentages in Arris Interactive to reflect these contributions

•	Nortel exchanged its remaining ownership interest in Arris Interactive for 37 million shares of ARRIS common stock (approximately 49.2% of the total shares outstanding following the transaction) and a subordinated redeemable preferred membership interest in Arris Interactive with a face amount of $100 million

•	ANTEC, now a wholly owned subsidiary of ARRIS, changed its name to Arris International, Inc.

•	ARRIS issued approximately 2.1 million options and 95,000 shares of restricted stock to Arris Interactive employees

     Following the transactions, Nortel designated two new members to the Company’s Board of Directors. Nortel’s ownership interest in ARRIS is governed in part, by an investor rights agreement. As part of the negotiations during the second quarter 2002 relating to the redemption of Nortel Networks’ membership interest in Arris Interactive and the offering of shares by Nortel Networks, ARRIS agreed to amend the terms of the existing amended and restated investor rights agreement with Nortel Networks L.L.C, and Nortel Networks, Inc. The amendment becomes effective September 30, 2002. The amendment will remove restrictions on Nortel Networks’ ability to sell shares of ARRIS common stock and provides that Nortel Networks will not challenge a shareholder right plan upon adoption of such plan.

     The preferred membership interest is redeemable in approximately four quarterly installments commencing February 3, 2002, provided that certain availability and other tests are met under the Company’s revolving credit facility as described in Note 7 of the Notes to the Consolidated Financial Statements. Those tests are not expected to be met in 2002. No amounts were redeemed during the quarter ended June 30, 2002. In June 2002, the Company entered into an option agreement with Nortel Networks that permits Arris Interactive to redeem Nortel Networks’ membership interest in Arris Interactive at a discount of 21% prior to June 30, 2003.

ARRIS GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

     The following is a summary of the purchase price allocation to record the Company’s purchase of Nortel Networks’ ownership interest in Arris Interactive for 37,000,000 shares of ARRIS common stock on August 3, 2001 at $6.14 per share as of April 9, 2001 (date of definitive agreement):

(in thousands)
37,000,000 shares of ARRIS’ $0.01 par value common stock at $6.14 per share	$227,180
Acquisition costs (banking fees, legal and accounting fees, printing costs)	7,616
Write-off of abandoned leases and related leasehold improvements	2,568
Fair value of stock options to Arris Interactive L.L.C. employees	12,531
Other	1,379

Adjusted Purchase Price	$251,274

Allocation of Purchase Price Net tangible assets acquired	$56,048
Existing technology (to be amortized over 3 years)	51,500
In-process research and development	18,800
Goodwill (not deductible for income tax purposes)	124,926

Total Allocated Purchase Price	$251,274

     The value assigned to in-process research and development, in accordance with accounting principles generally accepted in the United States, was written off at the time of acquisition. The $18.8 million of in-process research and development valued for the transaction related to two projects that were targeted at the carrier-grade telephone and high-speed data markets. The value of the in-process research and development was calculated separately from all other acquired assets. The projects included:

•	Multi-service Access System (“MSAS”), a high-density multiple stream cable modem termination system providing carrier-grade availability and high-speed routing technology on the same headend targeted at the carrier-grade telephone and high-speed data market. There are specific risks associated with this in-process technology. As the MSAS has a unique capability to perform hardware sparing through its functionality via use of a radio frequency switching matrix, there is risk involved in being able to achieve the isolation specifications related to this type of technology. Subsequent to December 31, 2001 the MSAS project was discontinued because of a product overlap with Cadant, Inc.

•	Packet Port II, an outside voice over internet protocol terminal targeted at the carrier-grade telephone market. There are specific risks associated with this in-process technology. Based on the key product objectives of the Packet Port II, from a hardware perspective, the product is required to achieve power supply performance capable of meeting a wide range of input power, operating conditions and loads. From a software perspective, the Company is dependent on a third party for reference design software critical to this product. Since development of this reference design software is currently in process, the ordinary risks associated with the completion and timely delivery of the software are inherent to this project. Additionally, there are sophisticated power management techniques required to meet the target power consumption of this product. There are technical/schedule risks associated with implementing processor power down that can simultaneously meet power consumption targets without affecting the voice or data functionality of this technology application. It is anticipated that the Packet Port II project will be in service in field trials during 2002 and is expected to begin contributing to consolidated revenues by the end of 2002. First prototypes of the Packet Port II are currently being developed. This will allow testing on the functionality of the major subsystems of this product.

     The following table identifies specific assumptions, at the acquisition date, for the projects (in millions):

	Fair Value at	Estimated	Expected
	Date of	Percentage of	Cost to	Expected Date	Discount
Project	Valuation	Completion	Complete	to Complete	Rate

MSAS	$16.9	68.9%	$9.9	July 2002	32%
Packet Port II	$1.9	41.5%	$11.3	March 2002	32%

ARRIS GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

ARRIS GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(unaudited)
(in thousands)

5,250,000 shares of ARRIS Group, Inc.’s $0.01 par value common stock at $10.631 per common share	$55,813
Acquisition costs (banking fees, legal and accounting fees, printing costs)	835
Fair value of stock options to Cadant, Inc. employees	12,760
Assumption of certain liabilities of Cadant, Inc	16,595

Adjusted preliminary purchase price	$86,003

Allocation of Preliminary Purchase Price:
Net tangible assets acquired	$4,577
Existing technology (to be amortized over 3 years)	53,000
Goodwill (not deductible for income tax purposes)	28,426

Total allocated preliminary purchase price	$86,003

Supplemental Pro Forma Information

     Presented below is summary unaudited pro forma combined financial information for the Company, Arris Interactive L.L.C. and Cadant, Inc. to give effect to the transactions. This summary unaudited pro forma combined financial information is derived from the historical financial statements of the Company, Arris Interactive L.L.C. and Cadant, Inc. This information assumes the transactions were consummated at the beginning of the applicable period. This information is presented for illustrative purposes only and does not purport to represent what the financial position or results of operations of the Company, Arris Interactive L.L.C., Cadant, Inc., or the combined entity would actually have been had the transaction occurred at the applicable dates, or to project the Company’s, Arris Interactive L.L.C.’s, Cadant, Inc.’s or the combined entity’s results of operations for any future period or date. The actual results of Arris Interactive L.L.C. are included in the Company’s operations from August 4, 2001 to June 30, 2002. The actual results of Cadant, Inc. are included in the Company’s operations from January 8, 2002 to June 30, 2002.

	(unaudited)		(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(in thousands, except per share data)		(in thousands, except per share data)
Net sales	$194,132	$187,183	$385,699	$424,384
Gross profit	61,674	28,338	121,189	78,774
Operating loss (1)	(30,138)	(49,437)	(33,652)	(77,178)
Loss before income taxes and cumulative effect	(40,714)	(55,459)	(50,185)	(88,676)
Net loss before cumulative effect	(40,714)	(48,163)	(43,385)	(78,178)
Net loss	(40,714)	(48,163)	(101,345)	(78,178)
Net loss per common share:
Basic and diluted	$(0.50)	$(0.60)	$(1.24)	$(0.97)
Weighted average common shares:
Basic and diluted	82,236	80,540	81,719	80,521

(1)	In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized, but reviewed annually for impairment. The provisions of Statement No. 142 state that goodwill and indefinite lived intangible assets acquired after June 30, 2001 will not be amortized. The information presented above, therefore, does not include amortization expense on the goodwill acquired in these transactions.

ARRIS GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

     The following table represents the amount assigned to each major asset and liability caption of Arris Interactive L.L.C. as of August 3, 2001 and Cadant, Inc. as of January 8, 2002, as adjusted.

	As of Acquisition Date
	(in thousands)

	Arris
	Interactive
	L.L.C.	Cadant, Inc.

Total current assets	$179,909	$296
Property, plant and equipment, net	$23,209	$4,281
Goodwill	$124,926	$28,426
Intangible assets (existing technology)	$51,500	$53,000
Total assets	$379,511	$86,003
Total current and long-term liabilities	$67,241	$16,595
Total liabilities and membership interest	$167,241	$16,595
Total stockholders’ equity	$212,303	$—

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Over the past two years, we have significantly changed our business through acquisitions and dispositions, and have focused on our long-term business strategy. During the third quarter of 2001, we acquired Nortel Networks’ interest in the joint venture Arris Interactive L.L.C. In January 2002, we purchased substantially all the assets and assumed certain liabilities of Cadant, Inc., a manufacturer of cable modem termination systems that had developed a leading design in the industry for the critical component in a voice over IP telephony system. We also refocused our business on our core skills by substantially exiting manufacturing. We now outsource most of our manufacturing to some of the leading contract manufacturers of electronic products. Further, we have reduced workforce and other operating expenses throughout our organization. In addition, upon evaluation and review of our product portfolio, ARRIS concluded that the Keptel product line was not core to our long-term strategy of the Company and we chose to sell the product line during the second quarter of 2002. The Keptel product line accounted for approximately $58.0 million or 7.8% of total revenues in 2001.

     Set forth below is a more detailed description of how our business performed during the three and six months ending June 30, 2002 as compared to the same periods in 2001. You should be aware, however, that as a result of our acquisitions of Arris Interactive L.L.C. and of Cadant, Inc., our business has changed significantly and our historical results of operations will not be as indicative of future results of operations as they otherwise might suggest. Some of these differences are discussed below.

Acquisition of Arris Interactive L.L.C.

     On August 3, 2001, we completed the acquisition from Nortel of the portion of Arris Interactive that we did not own. Arris Interactive was a joint venture formed by Nortel and us in 1995, and immediately prior to the acquisition we owned 18.75% and Nortel owned the remainder. As part of this transaction:

•	A new holding company, ARRIS, was formed

•	ANTEC, our predecessor, merged with a subsidiary of ARRIS and the outstanding ANTEC common stock was converted, on a share-for-share basis, into common stock of ARRIS

•	Nortel and the Company contributed to Arris Interactive approximately $131.6 million in outstanding indebtedness and adjusted their ownership percentages in Arris Interactive to reflect these contributions

•	Nortel exchanged its remaining ownership interest in Arris Interactive for 37 million shares of ARRIS common stock (approximately 49.2% of the total shares outstanding following the transaction) and a subordinated redeemable preferred interest in Arris Interactive with a face amount of $100 million

•	ANTEC, now a wholly owned subsidiary of ARRIS, changed its name to Arris International, Inc.

•	Nortel designated two new members to our board of directors

•	ARRIS issued approximately 2.1 million options and 95,000 shares of restricted stock to Arris Interactive employees

     In connection with this transaction, ARRIS and Nortel Networks entered into an agreement whereby ARRIS pays Nortel an agency fee of approximately, on average, 10% for all sales of Arris Interactive legacy products made to certain domestic and international customers. The agreement for domestic agency fees expired December 31, 2001. The agreement for international agency fees will expire on March 31, 2004, for all orders received by ARRIS through December 31, 2003.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

Sale of Keptel Product Line

     On April 25, 2002, we sold our Keptel product line. Keptel designed and marketed network interface systems and fiber optic cable management products primarily for traditional telco residential and commercial applications. The transaction generated cash proceeds of $30.0 million. Additionally, ARRIS retained a potential earnout over a twenty-four month period based on sales achievements. The transaction also includes a distribution agreement whereby we will continue to distribute Keptel products. The Keptel product line accounted for approximately $58.0 million or 7.8% of our revenues in 2001. Total assets of approximately $31.1 million were disposed of, which included inventory, fixed assets, intangibles (formerly classified as goodwill), and other assets. Additionally, we incurred approximately $7.4 million of related closure costs, including severance, vendor liabilities, outside consulting fees, and other shutdown expenses. The net result of the transaction was a loss on the sale of the product line of approximately $8.5 million.

Exchange of Convertible Subordinated Notes

     As of March 31, 2002, there were $115.0 million of our 4.5% Convertible Subordinated Notes (“Notes”) due May 15, 2003. In April 2002, we exchanged 1,017,285 shares of our common stock for $9.7 million of Notes in private transactions. On May 10, 2002, as part of a public exchange offer, the Company exchanged 576,504 shares of its common stock for approximately $5.7 million of Notes. We recorded the exchanges in accordance with SFAS No. 84, Induced Conversions of Convertible Debt, which requires the recognition of an expense equal to the fair value of additional shares of common stock issued in excess of the number of shares that would have been issued upon conversion under the original terms of the Notes. As a result, in connection with these exchanges, we recorded a non-cash loss of approximately $8.7 million, based upon a weighted average common stock value of $9.10 (as compared with a common stock value of $24.00 per share in the original conversion ratio for the Notes). In connection with the exchanges, we also incurred associated fees of $0.6 million, resulting in an overall net loss of $9.3 million. As of June 30, 2002, there were $99.6 million of the Notes outstanding.

Revisions to Revolving Credit Facility

     In connection with the Arris Interactive L.L.C. acquisition in 2001, all of our existing bank indebtedness was refinanced. The new facility, as amended, is an asset-based revolving credit facility permitting us to borrow up to $143.0 million (which can be increased under certain conditions by up to $25.0 million), based upon availability under a borrowing base calculation. In general, the borrowing base is limited to 85% of net eligible receivables (with a cap of $5.0 million in relation to foreign receivables). In addition, upon attaining appropriate asset appraisals we may include in the borrowing base calculation 80% of the orderly liquidation value of net eligible inventory (not to exceed $60.0 million). The facility contains traditional financial covenants, including fixed charge coverage, senior debt leverage, minimum net worth, and minimum inventory turns ratios. The facility is secured by substantially all of our assets. The credit facility has a maturity date of August 3, 2004. However, the maturity date of the credit facility will be March 31, 2003 in the event that at least approximately $54.0 million of principal amount of our remaining 4.5% Convertible Subordinated Notes due May 15, 2003 are not either refinanced or converted to our common stock prior to March 31, 2003 in a manner satisfactory to the lenders under the credit facility. The commitment fee on unused borrowing is approximately 0.75%. In connection with the sale of the Keptel product line, the credit facility was amended in April and May 2002 to permit the sale of Keptel, to reduce the commitment amount under the credit facility to $143.0 million, to extend until March 31, 2003 the time period by which the Company must redeem or refinance a portion of its Notes, to utilize our cash resources to retire the notes and other incidental matters. The availability under the credit facility at June 30, 2002 was approximately $46.5 million. As of June 30, 2002, ARRIS had no borrowings on the revolving line of credit outstanding. Due to the reserve recorded in connection with our Adelphia receivables, we were in technical default of one of its covenants. We subsequently received a waiver for the Adelphia charge.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

Option to Redeem Preferred Membership Interest

     In connection with the acquisition of Arris Interactive L.L.C. in August 2001, Nortel exchanged its remaining ownership interest in Arris Interactive for 37 million shares of ARRIS common stock and a subordinated redeemable preferred membership interest in Arris Interactive with a face amount of $100 million. The preferred membership interest earns an accreting non-cash return of 10% per annum, compounded annually, and is redeemable in approximately four quarterly installments commencing February 3, 2002, provided that certain availability and other tests are met under the Company’s revolving credit facility as described in Note 7 of the Notes to the Consolidated Financial Statements. Those tests are not expected to be met in 2002, and if not met, no payments are due. No amounts were redeemed during the quarter ended June 30, 2002. In June 2002, we entered into an option agreement with Nortel Networks that permits Arris Interactive to redeem Nortel Networks’ membership interest in Arris Interactive at a discount of 21% prior to June 30, 2003.

Amendment to Investor Rights Agreement

     In connection with the sale of shares of our common stock by Nortel Networks in January of 2002, effective September 30, 2002, we have agreed to relax certain restrictions in the Investor Rights Agreement governing Nortel Networks’ ownership and disposition of our stock that will make it easier for Nortel Networks to sell its remaining shares of our stock. Additionally, Nortel Networks and Liberty Media, our other large shareholder, have entered into a “standstill” agreement under which each of them has agreed that it will not exercise its registration rights or, except under certain circumstances, sell any shares of our common stock until July 31, 2003, unless prior to then we both redeem our outstanding convertible notes and repurchase at least 66% of Nortel Networks’ preferred membership interest, in which case the restrictions expire 30 days after the later of those two events.

Industry Conditions

     ARRIS’ performance is largely dependent on capital spending for constructing, rebuilding, maintaining and upgrading broadband communications systems. After a period of intense consolidation and rapid capital expenditures within the industry through the fourth quarter of 2000, there was a sudden tightening of credit availability throughout the telecommunications industry and a broad-based and severe drop in market capitalization for the sector. This caused broadband system operators to become more judicious in their capital spending, adversely affecting us and other equipment providers.

     In response to this downturn, we have significantly reduced expense levels, through workforce reductions during 2001 and the more recent reductions implemented in the first half of 2002. The actions taken during the first half 2002 resulted in a pre-tax charge of approximately $3.1 million for severance and related separation costs, and we reduced overall employment levels by approximately 90 employees. Additionally, as part of our continuing review and evaluation of underperforming assets in assessing their long-term strategic role within ARRIS, as well as strategic opportunities we face, we restructured our manufacturing operations in 2001 and are in the process of implementing an outsourcing strategy. This manufacturing restructuring resulted in the closure of four factories in El Paso, Texas and Juarez, Mexico and the termination of 807 employees. We anticipate completing the outsourcing plan by the end of 2002. Lastly, we continue to review and evaluate our product portfolio with respect to its fit and criticality to the long-term strategy of ARRIS. As a result, we concluded that the Keptel product line was not core to our strategy and we chose to sell the product line during the second quarter of 2002.

Significant Customers

     Our two largest customers are AT&T and Cox Communications. Sales to these two customers were:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

	(dollars in thousands)
AT&T	$83,509	$54,634	$135,632	$145,520
as percentage of total sales	43.0%	30.8%	35.2%	37.3%
Cox Communications	$20,354	$26,920	$53,272	$55,107
as percentage of total sales	10.5%	15.2%	13.8%	14.1%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

     For the three and six-month periods ended June 30, 2002, Adelphia Communications Corporation accounted for approximately 3.1% and 6.0%, respectively, of ARRIS’ total revenue. For the three and six-month periods in 2001, Adelphia revenue accounted for 9.7% and 8.7%, respectively. Sales to Adelphia decreased during the second quarter of 2002 as a result of Adelphia’s financial troubles, which ultimately resulted in a bankruptcy filing in June 2002. As a result, in June 2002, we established a bad debt reserve of $20.2 million in connection with our accounts receivable from Adelphia.

Comparison of Operations for the Three and Six Months Ended June 30, 2002 and 2001

     Net Sales. The Company’s sales for the second quarter 2002 increased by 9.6% to $194.1 million as compared to the second quarter 2001 sales of $177.2 million, and increased sequentially 1.3% from the previous quarter’s sales of $191.6 million, despite the loss of sales due to the Keptel product line disposition in April 2002 and the reduction in volume to Adelphia during the second quarter 2002. For the six-month periods ended June 30, 2002 and 2001, net sales were $385.7 million and $390.0 million, respectively, a decrease of 1.1% year-over-year. Our products and services are summarized in the following three product categories: broadband; transmission, optical, and outside plant; and supplies and services.

•	Broadband product revenues increased by 82.2% to $124.1 million in the second quarter 2002 as compared to revenues of $68.1 million during the same quarter last year, and marked an increase of 8.7% from the previous quarter’s sales of $114.2 million. Broadband product revenues accounted for approximately 63.9% of the second quarter 2002 sales, as compared to 38.4% during the same period in 2001. Revenues for the first six months of 2002 increased approximately 39.3% to $238.3 million as compared to $171.1 million for the same period in 2001. These significant increases in broadband revenue are primarily due to the inclusion of international revenues in 2002, as a result of the acquisition of Arris Interactive L.L.C during the third quarter of 2001. Under the previous joint venture agreement, Nortel (not ARRIS) sold the Cornerstone products internationally. This agreement terminated upon our acquisition of Nortel’s share of Arris Interactive L.L.C. on August 3, 2001.

•	Transmission, optical and outside plant product revenues decreased by 32.8% to $42.6 million in the second quarter 2002 as compared to the same quarter of last year, and decreased 8.4% from the revenue reported in the first quarter 2002. Transmission, optical and outside plant product revenue accounted for approximately 21.9% of the second quarter 2002 revenues, as compared to 35.7% for the same period in 2001. Revenues for the first six months of 2002 decreased 31.6% to $89.0 million as compared to $130.1 million for the first six months of 2001. The overall decreases are primarily a result of the elimination of the sales of the power product line in the fourth quarter of 2001 and the sales of the Keptel product line in the second quarter of 2002. Additionally, sales of optronics, nodes, and RF products in the second quarter of 2002 decreased approximately 28% as compared to the second quarter of 2001, reflecting the general market’s lower demand for transmission, optical and outside plant products.

•	Supplies and services product revenue decreased by 40.0% to $27.5 million in the second quarter 2002 as compared to the same quarter last year. Supplies and services product revenues accounted for approximately 14.1% of the second quarter 2002 sales, as compared to 25.8% during the same period in 2001. Supplies and services product revenues were significantly impacted by the decline in shipments to Adelphia, who filed for bankruptcy during the second quarter of 2002. Revenues for the first six months of 2002 decreased 34.2% to $58.4 million as compared to $88.8 million for the first six months of 2001. This year-to-date reduction in sales as compared to the prior year was a result of both the decrease in Adelphia sales and the general slowdown in telecommunications infrastructure spending.

     International sales of $45.3 million for the three months ended June 30, 2002 marked an increase of $25.7 million from the international sales of $19.6 million recorded for the three months ended June 30, 2001. International sales for the six months ended June 30, 2002 increased to $91.6 million as compared to sales of $29.7 million recorded during the same period in 2001. International revenues for the second quarter of 2002 represented approximately 23.3% of total sales, as compared to 11.0% of total sales in the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

second quarter of 2001. This increase was primarily the result of the addition of international sales of the Cornerstone product line following our August 3, 2001 acquisition of Arris Interactive L.L.C.

     Gross Profit. Gross profit for the three months ended June 30, 2002 was $61.7 million, or 31.8%, as compared to $22.7 million, or 12.8% for the comparable period in 2001. Gross profit for the six months ended June 30, 2002 were $121.2 million, or 31.4%, as compared to $54.8 million, or 14.0% for the six months ended June 30, 2001. The increase in margin is predominantly the result of the Arris Interactive L.L.C. acquisition, due to two related factors:

•	ANTEC was a distributor of Arris Interactive L.L.C. products to major U.S. cable companies and earned approximately 15.0% margins. As the new ARRIS, we earn a much higher margin as the manufacturer of the product on both domestic and international sales, and

•	the broadband product category earns, on average, higher margins than the balance of the ARRIS portfolio.

     In addition, several unusual items impacted gross profit margins during 2002 and 2001. During the second quarter of 2002, we recorded a charge of $2.1 million to write off the balance of power product line inventory. This product line was sold in late 2001. During the first quarter of 2002, severance costs of approximately $0.7 million were incurred in connection with factory employees. During the second quarter of 2001, severance costs of approximately $1.3 million were incurred in connection with the workforce reduction program at our factories. Also negatively impacting gross margins during the second quarter of 2001 was a one-time warranty expense of $4.7 million for a specific product. Gross profit margins for the quarter ended June 30, 2002 increased 19.0 percentage points to 31.8% as compared to 12.8% for the same period in 2001. Gross margins for the six months ending June 30, 2002 and 2001 were 31.4% and 14.0%, respectively. Excluding the unusual charges described above, the gross profit margins for the quarters ended June 30, 2002 and 2001 would have been approximately 32.9% and 16.2%, respectively. Gross margin, excluding the unusual items, for the six months ended June 30, 2002 and 2001 would have been 32.2% and 15.6%, respectively.

     Selling, General, Administrative, and Development (“SGA&D”) Expenses. SGA&D expenses increased in 2002 as a result of the inclusion in 2002 of additional expenses due to the acquisitions of Arris Interactive L.L.C. and Cadant, Inc. It should also be noted that certain unusual items impacted our SGA&D expenses in both 2002 and 2001. SGA&D expenses in the second quarter 2002 included a charge of approximately $20.2 million in connection with a reserve established for our outstanding receivables from Adelphia, who filed for bankruptcy during the quarter. SGA&D expenses in the first quarter 2002 included approximately $2.4 million of severance costs related to workforce reductions. SGA&D expenses in the second quarter 2001 included approximately $3.7 million of severance costs related to workforce reductions reflected in operating expenses. SGA&D expenses for the three and six-month periods ended June 30, 2002 were $74.6 million and $128.5 million, respectively, as compared to $36.5 million and $71.7 million during the same periods in 2001. Excluding the effects of the unusual items described above, the expenses for the three and six-month periods ended June 30, 2002 would have been $54.4 million and $106.0 million, respectively, as compared to $32.7 million and $67.9 million during the same periods in 2001.

     Loss on Sale of Product Line. On April 25, 2002, we sold our Keptel product line. Keptel designed and marketed network interface systems and fiber optic cable management products primarily for traditional telco residential and commercial applications. The transaction generated cash proceeds of $30.0 million and ARRIS retained a potential earnout. The Keptel product line accounted for approximately $58.0 million or 7.8% of our revenues in 2001. Total assets of approximately $31.1 million were disposed of, which included inventory, fixed assets, intangibles (formerly classified as goodwill), and other assets. Additionally, we incurred approximately $7.4 million of related closure costs, including severance, vendor liabilities, outside consulting fees, and other shutdown expenses. The net result of the transaction was a loss on the sale of the product line of approximately $8.5 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

     Amortization of Goodwill. Total goodwill amortization expense for the three and six-month periods ended June 30, 2001 was $1.2 million and $2.5 million, respectively. Beginning January 1, 2002, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise.

     Amortization of Intangibles. Total intangibles amortization expense for the three and six-month periods ended June 30, 2002 was $8.7 million and $17.1 million, respectively. ARRIS’ intangibles were acquired as a result of the Arris Interactive L.L.C. acquisition in the third quarter 2001 and the Cadant, Inc. acquisition in the first quarter 2002; therefore, no amortization was recorded for the three and six-month periods ended June 30, 2001.

     Interest Expense. Interest expense for the quarters ended June 30, 2002 and 2001 was $1.5 million and $2.3 million, respectively. Interest expense for the first six months of 2002 was $3.1 million, as compared to $5.1 million recorded during the first six months of 2001. Interest expense for all periods reflects the cost of borrowings on our revolving credit facility including commitment fees and the interest paid on the 4.5% Convertible Subordinated Notes due 2003. As of June 30, 2002, we did not have a balance outstanding under our credit facility, as compared to $38.5 million outstanding at June 30, 2001. The balance due on our convertible subordinated notes at June 30, 2002 was $99.6 million, as compared to $115.0 million at June 30, 2001.

     Membership Interest . In conjunction with the acquisition of Arris Interactive L.L.C. during the third quarter 2001, we issued to Nortel Networks a subordinated redeemable preferred interest in Arris Interactive with a face amount of $100.0 million. This membership interest earns an accreting non-cash return of 10% per annum, compounded annually, and is due six months after the maturity date of the Company’s revolving credit facility, as amended or extended. For the three and six months ended June 30, 2002, we recorded membership interest expense of $2.5 million and $5.0 million, respectively.

     Loss on Debt Conversion. In April 2002, ARRIS exchanged 1,017,285 shares of its common stock for $9.7 million of the Notes in private transactions. On May 10, 2002, as part of a public exchange offer, we exchanged 576,504 shares of our common stock for approximately $5.7 million of the Notes. The exchanges were recorded in accordance with SFAS No. 84, Induced Conversions of Convertible Debt, which requires the recognition of an expense equal to the fair value of additional shares of common stock issued in excess of the number of shares that would have been issued upon conversion under the original terms of the Notes. As a result, in connection with these exchanges, we recorded a non-cash loss of approximately $8.7 million, based upon a weighted average common stock value of $9.10 (as compared with a common stock value of $24.00 per share in the original conversion ratio for the Notes). In connection with the exchanges, we also incurred associated fees of $0.6 million, resulting in an overall net loss of $9.3 million.

     Loss on Investments. ARRIS owns shares of Lucent and Avaya stock, which are considered trading securities held for resale and are required to be carried at their fair market value with any gains or losses being included in earnings. In calculating the fair market value of the Lucent and Avaya investments, we recognized pre-tax losses of $0.4 million during each three-month period ended June 30, 2002 and 2001, and recognized pre-tax losses of $0.6 million and $0.8 million during the six months ended June 30, 2002 and 2001, respectively. As of June 30, 2002, the carrying value of the Lucent and Avaya stock was $0.2 million.

     During the second quarter 2002, we wrote off a $1.0 million investment in a technology start-up company. This company was unable to raise further financing and filed for bankruptcy during the second quarter.

     Other (Income) Expense. Other (income) expense for the quarters ended June 30, 2002 and 2001 was $(4.0) million and $4.0 million, respectively. During the second quarter 2002, ARRIS recorded foreign currency gains of approximately $4.7 million, primarily related to the strengthening of the Euro during this period as we have several European customers whose receivables and collections are denominated in Euros. This foreign currency gain was offset with amortization of deferred finance fees of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

approximately $0.7 million. During the third quarter 2002, we have evaluated and implemented a hedging strategy. During the second quarter 2001, ARRIS recorded an equity loss in Arris Interactive L.L.C. of $4.2 million. We ceased to record the equity gains/losses of this investment upon the acquisition of Arris Interactive L.L.C. in August 2001. Amortization of deferred finance fees during the second quarter 2001 was $0.2 million.

     Other (income) expense for the six months ended June 30, 2002 and 2001 was $(2.4) million and $7.0 million, respectively. The first six months of 2002 included a foreign currency gain of approximately $3.9 million, primarily related to the strengthening of the Euro during this period. This gain was partially offset with amortization of deferred finance fees of $1.3 million. The first six months of 2001 included an equity loss in Arris Interactive L.L.C. of $6.9 million and amortization of deferred finance fees of approximately $0.6 million.

     Income Tax (Benefit) Expense. During the third quarter of 2001, we established a valuation allowance in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. We continually review the adequacy of the valuation allowance and recognize the benefits of deferred tax assets only as reassessment indicates that it is more likely than not that the deferred tax assets will be realized. During the six months ended June 30, 2002, we recorded an income tax benefit of $6.8 million as a result of a change in tax legislation, allowing us to carry back losses for five years versus the previous limit of two years. As of June 30, 2002, we will be able to realize approximately $12.6 million of net operating loss carrybacks.

     The income tax calculation for the six months ended June 30, 2001 generated a benefit of approximately $(10.5) million. ARRIS reported a pre-tax loss during the first half of 2001 and recognized the related tax benefit.

     Net (Loss) Income. A net loss of $(40.7) million or $(0.50) per basic and diluted share was recorded for the second quarter 2002, as compared to a net loss of $(14.5) million or $(0.38) for the second quarter 2001. Second quarter results for 2002 included a loss on investments of approximately $1.4 million, a write-down of power product line inventory of $2.1 million, a loss on the sale of the Keptel product line of $8.5 million, a reserve charge for our Adelphia receivables of $20.2 million, and a loss on debt conversion of $9.3 million. Second quarter results for 2001 included a loss on investments of $0.4 million, severance expense of $5.0 million, a one-time warranty expense of $4.7 million, and the related tax benefit of all unusual items of $(4.2) million. Exclusive of the above transactions, the net income for the three months ended June 30, 2002 was $0.8 million or $0.01 per basic and diluted share, as compared to a net loss for the same period in 2001 of $(8.6) million or $(0.22) per basic and diluted share.

     A net loss of $(100.6) million or $(1.24) per basic and diluted share was recorded for the first six months of 2002, as compared to a net loss of $(21.7) million or $(0.57) for the first six months of 2001. The results for 2002 included a loss on investments of approximately $1.6 million, a write-down of power product line inventory of $2.1 million, a loss on the sale of the Keptel product line of $8.5 million, a reserve charge for our Adelphia receivables of $20.2 million, a loss on debt conversion of $9.3 million, an income tax benefit as a result of a change in tax legislation of $6.8 million, a charge due to a cumulative effect of accounting change of $58.0 million, and severance costs of approximately $3.0 million. The results for 2001 included a loss on investments of $0.8 million, severance expense of $5.0 million, a one-time warranty expense of $4.7 million, and the related tax benefit of all unusual items of $(4.4) million. Exclusive of the above transactions, the net loss for the six months ended June 30, 2002 was $(4.7) million or $(0.06) per basic and diluted share, as compared to a net loss for the same period in 2001 of $(15.6) million or $(0.41) per basic and diluted share.

     Cumulative Effect of Accounting Change — Goodwill. ARRIS adopted SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. Under the transitional provisions of SFAS No. 142, the Company recorded a goodwill impairment loss of approximately $58.0 million. The impairment loss has been recorded as a cumulative effect of change in accounting principle on the accompanying Consolidated Statements of Operations for the six months ended June 30, 2002.

     Cash Earnings. The Company believes that cash earnings (loss) and cash earnings (loss) per share, excluding unusual items, are additional meaningful measures of operating performance. However, this information will necessarily be different from comparable information provided by other companies and should not be used as an alternative to our operating and other financial information as determined under accounting principles generally accepted in the United States. This table should not be considered in

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

isolation or in accordance with generally accepted accounting principles, or as a measure of the Company’s profitability or liquidity.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

	(dollars in thousands)
Net income (loss)	$(40,714)	$(14,488)	$(100,608)	$(21,706)
Add: Goodwill and intangible amortization	8,708	1,230	17,078	2,459

Cash earnings (loss), including unusual items	(32,006)	(13,258)	(83,530)	(19,247)
Unusual Items:
Severance expense, net of tax	—	2,944	3,053	2,944
One-time warranty expense, net of tax	—	2,749	—	2,749
Loss on investments, net of tax	1,356	229	1,570	434
Income tax benefit due to change in tax law	—	—	(6,800)	—
Cumulative effect of accounting change	—	—	57,960	—
Write-down of power product line inventory	2,144	—	2,144	—
Loss on sale of Keptel product line	8,536	—	8,536	—
Allowance for Adelphia receivable	20,194	—	20,194	—
Loss on debt conversion	9,276	—	9,276	—

Cash earnings (loss), excluding unusual items	$9,500	$(7,336)	$12,403	$(13,120)

Cash earnings (loss) per share, excluding unusual items	$0.12	$(0.19)	$0.15	$(0.34)

Weighted average common shares:
Basic and diluted	82,236	38,290	81,252	38,271

Material Commitments

     In the ordinary course of our business we enter into contracts with landlords, suppliers and others that involve multi-year commitments on our part. Of those, the most significant is the lease for our headquarters in Duluth, Georgia. That lease requires annual payments of $1.4 million, subject to adjustment, through 2009.

     We also are party to various multi-year contracts with vendors. These contracts generally do not require minimum purchases by us. The two most significant of these are with Solectron and Mitsumi for contract manufacturing and have been filed as exhibits to previous reports filed with the Securities and Exchange Commission.

     Lastly, we have several multi-year commitments that are not related to the ordinary operation of our business. These include registration rights agreements, as amended, with Nortel Networks, Liberty Media, and Cadant.

     Following is a summary of our contractual obligations and commercial commitments as of June 30, 2002:

	Payments due by period

Significant Contractual Obligations	0-3 years	3-5 years	After 5 years	Total

	(in millions)
4.5% convertible subordinated notes	$99.6	$—	$—	$99.6
Operating leases	21.2	7.8	3.4	32.4
Sublease income	(2.5)	(0.2)	—	(2.7)
Capital leases	1.8	—	—	1.8
Membership interest	109.1	—	—	109.1

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

Financial Liquidity and Capital Resources

Financing

     In connection with the Arris Interactive L.L.C. acquisition in 2001, all of our existing bank indebtedness was refinanced. The new facility, as amended, is an asset-based revolving credit facility permitting us to borrow up to $143.0 million (which can be increased under certain conditions by up to $25.0 million), based upon availability under a borrowing base calculation. In general, the borrowing base is limited to 85% of net eligible receivables (with a cap of $5.0 million in relation to foreign receivables). In addition, upon attaining appropriate asset appraisals we may include in the borrowing base calculation 80% of the orderly liquidation value of eligible inventory (not to exceed $60.0 million). The facility contains traditional financial covenants, including fixed charge coverage, senior debt leverage, minimum net worth, and minimum inventory turns ratios. The facility is secured by substantially all of our assets. The credit facility has a maturity date of August 3, 2004. However, the maturity date of the credit facility will be March 31, 2003 in the event that at least approximately $54.0 million of principal amount of our remaining 4.5% Convertible Subordinated Notes (“Notes”) due May 15, 2003 are not either refinanced or converted to our common stock prior to March 31, 2003 in a manner satisfactory to the lenders under the credit facility. The commitment fee on unused borrowing is approximately 0.75%. In connection with the sale of the Keptel product line, the credit facility was amended in April and May 2002 to permit the sale of Keptel, to reduce the commitment amount under the credit facility to $143.0 million, to extend until March 31, 2003 the time period by which we must redeem or refinance a portion of our 4.5% Convertible Subordinated Notes, to utilize our cash resources to retire the notes and other incidental matters. The availability under the loan at June 30, 2002 was approximately $46.5 million. As of June 30, 2002, ARRIS had no borrowings on its revolving line of credit outstanding. Due to the reserve recorded in connection with the Company’s Adelphia receivables, ARRIS was in technical default of one of its covenants. The Company subsequently received a waiver for the Adelphia charge.

     As of June 30, 2002, there were $99.6 million of Notes outstanding. In April 2002, ARRIS exchanged 1,017,285 shares of its common stock for $9.7 million of Notes in private transactions and announced an additional public exchange offer for $70.0 million of its Notes. The public exchange offer expired May 10, 2002 with approximately $5.7 million of the Notes being tendered for exchange for 576,504 shares. The Company recorded the exchanges in accordance with SFAS No. 84, Induced Conversions of Convertible Debt. The Statement requires the recognition of an expense equal to the fair value of additional shares of common stock issued in excess of the number of shares that would have been issued upon conversion under the original terms of the Notes. With respect to the exchanges completed in April and May 2002, ARRIS recorded a non-cash loss of approximately $8.7 million, based upon a weighted average common stock value of $9.10. Additionally, associated fees of approximately $0.6 million were incurred.

     In connection with the acquisition of Arris Interactive L.L.C., Nortel received a subordinated redeemable preferred membership interest in Arris Interactive with a face amount of $100 million. The preferred membership interest is redeemable in approximately four quarterly installments commencing February 3, 2002, provided that certain availability and other tests are met under the our revolving credit facility as described in Note 7 of the Notes to the Consolidated Financial Statements. Those tests are not expected to be met in 2002, and if not met, no payments are due. No amounts were redeemed during the quarter ended June 30, 2002. In June 2002, the Company entered into an option agreement with Nortel Networks that permits Arris Interactive to redeem Nortel Networks’ membership interest in Arris Interactive at a discount of 21% prior to June 30, 2003.

Interest Rates

     As of June 30, 2002, we did not have any floating rate indebtedness. The interest rate on our Notes was 4.5% during the quarter. At June 30, 2002, we did not have any outstanding interest rate swap agreements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

Foreign Currency

     A significant portion of our products are manufactured or assembled in Mexico, the Philippines, and other countries outside the United States. Our sales into international markets have been and are expected in the future to be an important part of our business. These foreign operations are subject to the usual risks inherent in conducting business abroad, including risks with respect to currency exchange rates, economic and political destabilization, restrictive actions and taxation by foreign governments, nationalization, the laws and policies of the United States affecting trade, foreign investment and loans, and foreign tax laws.

     ARRIS has certain international customers who are billed in their local currency. The monetary value of this business has increased since the acquisition of Arris Interactive L.L.C. and its corresponding international customer base formerly served through Nortel. Since the acquisition of Arris Interactive L.L.C., the monetary exchange fluctuations from the time of invoice to the time of payment had not been significant. However, during the second quarter 2002 the Euro increased over the US dollar enough to cause a significant foreign exchange gain. Beginning in the third quarter 2002, ARRIS has implemented a hedging strategy and has entered into forward contracts based on a percentage of expected foreign currency receipts. The percentage can vary, based on the predictability of cash receipts. In July 2002, we entered into five forward contracts for approximately 31.0 million Euros with expirations from August to December 2002. ARRIS will periodically look at its accounts receivable in foreign currency and purchase additional forward contracts when appropriate.

Financial Instruments

     In the ordinary course of business, we will from time to time, enter into financing arrangements with customers. These financial instruments include letters of credit, commitments to extend credit and guarantees of debt. These agreements could include the granting of extended payment terms that result in longer collection periods for accounts receivable and slower cash inflows from operations and/or could result in the deferral of revenue. As of June 30, 2002, we had approximately $1.2 million outstanding under letters of credit with our banks.

Investments

     In the ordinary course of business, we may make strategic investments in the equity securities of various companies, both public and private. In June of 2000, we invested $1.0 million in preferred stock of Chromatis Networks, Inc. In June of 2000, Lucent Technologies acquired Chromatis and the preferred stock was converted into shares of Lucent’s stock. Additionally, during the third quarter of 2000, we received shares of Avaya stock as a result of Lucent’s spinoff of Avaya, Inc. Our current investments in Lucent Technologies and Avaya, Inc. total approximately $0.2 million at June 30, 2002. These investments are considered trading securities, and account for approximately 2% of our total investments at June 30, 2002. Changes in the market value of these securities are recognized in income and resulted in pre-tax losses of approximately $0.4 million for each of the quarters ended June 30, 2002 and 2001, and $0.6 million and $0.8 million for the six month periods ended June 30, 2002 and 2001, respectively. Our remaining investments in marketable securities, totaling $1.6 million, are classified as available for sale and account for approximately 13% of our total investments at June 30, 2002. Changes in the market value of these investments are reported in comprehensive income and are a component of equity. As of June 30, 2002, the accumulated unrealized holding loss on available for sale investments was $3.7 million. The remaining 85% of the Company’s investments at June 30, 2002, totaling $11.0 million, consisted of securities that are not traded actively in a liquid market and are accounted for on the cost method. ARRIS evaluates each investment on a quarterly basis, and records an impairment if deemed to be other than temporary.

     During the second quarter 2002, ARRIS wrote off a $1.0 million investment in a technology start-up company. This company was unable to raise further financing and filed for bankruptcy during the second quarter.

Capital Expenditures

     Our capital expenditures were $2.4 million and $1.7 million in the three months ended June 30, 2002 and 2001, respectively. Capital expenditures for the first six months of 2002 and 2001 were $3.5

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

million and $4.5 million, respectively. We had no significant commitments for capital expenditures at June 30, 2002. Management expects to invest approximately $10.0 million in total capital expenditures for the year 2002.

Cash Flow

     Cash levels increased by approximately $47.9 million during the first six months of 2002 as compared to a decrease of approximately $1.5 million during the same period of the prior year. Operating activities in the first half of 2002 provided approximately $22.0 million in positive cash flow, investing activities provided $25.6 million, and financing activities provided approximately $0.3 million in cash flow.

     Operating activities provided cash of $22.0 million during the first six months of 2002. A net loss used $100.6 million in cash flow during this period. Other non-cash items, including depreciation, amortization, provisions for doubtful accounts, membership interest, loss on investments, loss on debt conversion, loss on sale of product line, and the cumulative effect of an accounting change, accounted for positive adjustments of approximately $130.7 million during the first half of 2002. Additionally, decreases in other receivables and inventory; and increases in accounts payable, accrued liabilities and accrued membership interest provided positive cash flows of $3.8 million, $25.9 million, and $7.8 million, respectively. These net cash inflows were offset by an increase in accounts receivables of $32.1 million, an increase in income taxes recoverable of $7.6 million, and an aggregate change in various other assets and liabilities of $5.9 million through June 30, 2002.

     Operating activities provided cash of $54.7 million during the first six months of 2001. A net loss used $21.7 million in cash flow during this period. Other non-cash items, including depreciation, amortization, provisions for doubtful accounts, a loss on an equity investment and a loss on investments accounted for positive adjustments of approximately $21.3 million during the first half of 2001. Additionally, decreases in accounts receivable, inventory, and income taxes recoverable; and increases in accounts payable and accrued liabilities provided positive cash flows of $22.3 million, $31.5 million, $0.5 million, and $7.1 million, respectively. These net cash inflows were offset by an aggregate change in various other assets and liabilities of $6.3 million through June 30, 2001.

     Days sales outstanding (“DSO”) was approximately 66 days at June 30, 2002 as compared to 65 days outstanding at the close of the first quarter 2002. This increase in DSO’s is the result of higher sales recorded during the month of June 2002 as compared to sales recorded in March 2002. DSO’s at the end of the second quarter 2001 was 75 days.

     Inventory at June 30, 2002 was $144.6 million, as compared to $166.2 million at March 31, 2002 and compared to $232.2 million at the end of June 30, 2001. Inventory turns during the second quarter 2002 improved to 3.4 times, as compared to 3.0 times recorded at the end of the first quarter 2002 and compared to 2.4 turns during the second quarter of 2001. Inventory decreased by $43.4 million during the six months ended June 30, 2002. Of this decrease, approximately $17.5 million related to inventory sold to the buyer of the Keptel product line. The net result was an inventory reduction of $25.9 million from ongoing operations during the first half of 2002. (See Note 4 of Notes to the Consolidated Financial Statements) Inventory levels decreased approximately $31.5 million during the six months ended June 30, 2001. The improvement in inventory turns was the result of aggressive inventory management, as well as the sale of Keptel product line inventory.

     An increase in accounts payable and accrued liabilities provided $2.8 million and an increase in accrued membership interest provided $5.0 million in cash during the first six months of 2002. Accounts payable and accrued liabilities provided approximately $7.1 million in cash during the same period in 2001.

     Cash flows provided by investing activities was $25.6 million for the six months ended June 30, 2002, as compared to net cash used of $6.0 million for the same period in 2001. The investments made during 2002 included approximately $3.5 million to purchase capital assets and $0.8 million in funds paid for the Cadant Inc acquisition, net of the cash acquired in the transaction. These outlays were offset with cash proceeds of $30.0 million in connection with the sale of the Keptel product line. The investments

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

during the first six months of 2001 included $4.5 million spent on capital assets, and approximately $1.5 million spent in strategic investments.

     Cash flows provided by financing activities were $0.3 million for the six months ended June 30, 2002 as compared to a cash outlay of $50.2 million for the same period in 2001. The results for both 2002 and 2001 were affected by the issuance of common stock that provided positive cash flows of approximately $0.8 million and $0.9 million, respectively. During the first half of 2002, we paid approximately $0.5 million in capital lease payments. During the first six months of 2001, we paid down approximately $50.5 million on our credit facility, whereas in 2002 we had no balance outstanding on our revolving debt. Financing fees of $0.6 million were paid in the first half of 2001.

     Based upon current operations, the Company expects that revenues for the third quarter of 2002 will be in the range of $190 to $205 million with a cash profit, before unusual items, of $0.05 to $0.08 per diluted share. The Company expects that these revenues and earnings will be sufficient to meet all of its current debt service, capital expenditures and working capital requirements.

     In addition to the Company’s current obligations, the Company’s credit facility requires that it redeem or refinance approximately $54.0 million of its outstanding 4.5% Convertible Subordinated Notes on or before March 31, 2003. The remaining $45.6 million 4.5% Convertible Subordinated Notes mature on May 15, 2003. The Company currently anticipates that it will purchase, redeem or refinance the Notes through one or more of the following methods: cash from operations, borrowings under its current credit facility or an amended or replacement facility, cash from public or private sales of securities, proceeds from asset sales, exchanges of Notes for shares of its common stock, or through some other method.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

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

     The markets for broadband communication systems are extremely competitive and dynamic, requiring the companies that compete in these markets to react quickly and capitalize on change. This will require ARRIS to retain skilled and experienced personnel as well as deploy substantial resources toward meeting the ever-changing demands of the industry. ARRIS competes with national and international manufacturers, distributors and wholesalers, including many companies larger than ARRIS. ARRIS’ major competitors include:

• ADC Telecommunications, Inc.

• C-COR.net Corporation

• Cisco Systems

• Harmonic Inc.

• Juniper Networks

• Motorola, Inc.

• Phillips

• Riverstone Networks, Inc.

• Scientific-Atlanta

• Tellabs Inc.

• Terayon Communication Systems

     The rapid technological changes occurring in the broadband markets may lead to the entry of new competitors, including those with substantially greater resources than ARRIS. Because the markets in which the Company competes are characterized by rapid growth and, in some cases, low barriers to entry, smaller niche market companies and start-up ventures also may become principal competitors in the future. Actions by existing competitors and the entry of new competitors may have an adverse effect on ARRIS’ sales and profitability. The broadband communications industry is further characterized by rapid technological change. In the future, technological advances could lead to the obsolescence of some of ARRIS’ current products, which could have a material adverse effect on ARRIS’ business.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

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

     Our two largest customers are AT&T, including AT&T Broadband, and Cox Communications. For the six months ended June 30, 2002, sales to AT&T accounted for approximately 35.2% of ARRIS’ total sales, while Cox Communications accounted for approximately 13.8%. We currently are the exclusive provider of telephony products for both AT&T Broadband in eight metro areas, and for Cox Communications. In addition, we have three other customers who accounted for more than 5%, each, of our total sales for the six months ended June 30, 2002, including Adelphia. The loss of AT&T Broadband, Cox Communications or one of our other large customers, or a significant reduction in the services provided to any of them would have a material adverse impact on ARRIS.

     Our inability to fully develop a sales, distribution, and support infrastructure in international markets and the costs associated with developing this infrastructure may adversely affect our results of operations.

     Historically, Arris Interactive L.L.C. relied upon Nortel Networks exclusively for sales, distribution and support of its products in the international markets and for certain customers in the North American market. We entered into a non-exclusive sales representation agreement with Nortel Networks to market our products. This agreement terminated on December 31, 2001 with respect to North American markets and this agreement will terminate on December 31, 2003 with respect to international markets. In June 2001, Nortel Networks announced that it was realigning its business, which will include the discontinuance of Nortel Networks’ access solutions operations (which includes its ARRIS related operations). To avoid reliance on Nortel Networks and other third parties, we have developed our own sales, marketing, distribution, and support infrastructure, particularly to support and enhance our international sales. However, these efforts may not be successful, or if successful, might not be sufficient to offset sales lost from the discontinuance of our relationship with Nortel Networks.

     Our credit facility imposes financial covenants that may adversely affect the realization of our strategic objectives.

     We and certain of our subsidiaries have entered into a revolving credit facility providing for borrowing up to a committed amount of $143.0 million, with borrowing also limited by a borrowing base determined by reference to eligible accounts receivable and, subject to obtaining appropriate appraisals, eligible inventory. As of June 30, 2002, the borrowing base was $46.5 million. The committed amount under this revolving credit facility may be increased by up to $25.0 million, under certain conditions at a later date upon the agreement of the lenders thereunder. The credit facility imposes, among other things, covenants limiting the incurrence of additional debt and liens and requires us to meet certain financial objectives.

     The credit facility has a maturity date of August 3, 2004. However, the maturity date of the credit facility will be March 31, 2003 in the event that approximately $54.0 million in principal amount of the Company’s 4.5% Convertible Subordinated Notes due May 15, 2003 are not either refinanced or converted to our common stock prior to March 31, 2003 in a manner satisfactory to the lenders under the credit facility. As of June 30, 2002, there was $99.6 million in principal amount of the notes outstanding. The acceleration of the maturity date of the credit facility could have a material adverse effect on our business.

     Our debt may be downgraded.

     Currently, Moody’s Investors Service is in the process of reviewing us for possible downgrade due to potential concerns regarding our ability to redeem or refinance our outstanding convertible subordinated notes, and has placed us on credit watch. The results of this review could be a downgrading of our debt. A downgrade could have a negative impact on our ability to raise funds and on our stock price.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

     We have substantial stockholders that may not act consistent with the interests of the other stockholders.

     As of June 30, 2002, Nortel Networks owned approximately 26.7% of our common stock and Liberty Media Corporation beneficially owned approximately 9% of our common stock. These respective ownership interests result in both Nortel Networks and Liberty Media having a substantial influence over ARRIS. Nortel Networks and Liberty Media may not exert their respective influences in a manner that is consistent with the interests of other stockholders. Nortel Networks is, in its capacity as a stockholder, able to block stockholder action, including, for instance, stockholder approval of a merger or large acquisition.

     Nortel Networks also owns a redeemable membership interest in Arris Interactive. The terms of the membership interest may require Nortel Networks to exchange the membership interest for common stock, preferred stock (which may be convertible), or notes (which may be convertible) upon the happening of certain circumstances, generally ARRIS being in a distressed financial position. The exchange for, and conversion into, our common stock would occur at the then prevailing market price of the common stock. Since some of the circumstances under which exchange and/or conversion is permitted may occur in the event that we are in significant financial distress, it is possible that the market price of the common stock would be quite low and the Nortel Networks would be able to convert its new membership interest into a significant, but presently undeterminable, portion of our common stock which could dilute our other stockholders.

     In connection with the sale of shares of our common stock by Nortel Networks in June of 2002, we agreed to relax restrictions in the investor rights agreement that will make it easier for Nortel Networks to sell its remaining shares of our stock effective September 30, 2002. As a result, our board of directors has considered whether the adoption of a shareholder rights plan (commonly known as a “poison pill”) is appropriate, and prior to September 30, 2002, we expect that our board of directors again will consider adopting a shareholder rights plan which, if adopted, could make it more difficult for a third party to acquire us or may delay that process.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

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

     Competition for qualified personnel is intense, and ARRIS may not be successful in attracting and retaining key executives, marketing, engineering and sales personnel, which could impact our ability to maintain and grow our operations. ARRIS’ future success will depend, to a significant extent, on the ability of our management to operate effectively. In the past, competitors and others have attempted to recruit ARRIS employees and in the future, these attempts may continue. The loss of services of any key personnel, the inability to attract and retain qualified personnel in the future or delays in hiring required personnel could negatively affect ARRIS’ business.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discussion of the Company’s risk-management activities includes “forward-looking statements” that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

     The Company is exposed to various market risks, including interest rates and foreign currency rates. Changes in these rates may adversely affect its results of operations and financial condition. To manage the volatility relating to these typical business exposures, the Company may enter into various derivative transactions, when appropriate. The Company does not hold or issue derivative instruments for trading or other speculative purposes. Interest rate changes did not impact the Company’s revolving credit facility, as there were no amounts outstanding under our credit facility during the quarter ended June 30, 2002.

     In the past, the Company has used interest rate swap agreements, with large creditworthy financial institutions, to manage its exposure to interest rate changes. These swaps would involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. At June 30, 2002, the Company did not have any outstanding interest rate swap agreements.

     The Company is exposed to foreign currency exchange rate risk as a result of sales of its products in various foreign countries. ARRIS has certain international customers who are billed in their local currency. The monetary value of this business has increased since the acquisition of Arris Interactive L.L.C. and its corresponding international customer base formerly served through Nortel. Since the acquisition of Arris Interactive L.L.C., the monetary exchange fluctuations from the time of invoice to the time of payment have had not been significant. However, during the second quarter 2002 the Euro increased over the US dollar enough to cause a significant foreign exchange gain. Beginning in the third quarter 2002, ARRIS has implemented a hedging strategy and has entered into forward contracts based on a percentage of expected foreign currency receipts. The percentage can vary, based on the predictability of cash receipts. In July 2002, we entered into five forward contracts for approximately 31.0 million Euros with expirations from August to December 2002. ARRIS will periodically look at its accounts receivable in foreign currency and purchase additional forward contracts when appropriate.

PART II

OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

     In April 2002, the Company issued 1,017,285 shares of its Common Stock in private transactions in exchange for $9.7 million in principal amount of the Company’s 4.5% Convertible Subordinated Notes due May 15, 2003 (the “Notes”). On May 10, 2002, as part of a public exchange offer, the Company exchanged 576,504 shares of its Common Stock for approximately $5.7 million of the Notes. Each of these issuances of Common Stock by the Company was exempt from registration by virtue of Section 3(a)(9) of the Securities Act of 1933.

Item 4. Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Shareholders of ARRIS Group, Inc., held on May 29, 2002:

     An election of eleven Directors was held, and the shares so present were voted as follows for the election of each of the following:

	Number of	Number of
	Shares Voted For	Shares Withheld

Harry L. Bosco	73,292,533	629,590

John (Ian) Anderson Craig	73,291,248	630,875

John M. Egan	73,295,676	626,447

James L. Faust	73,295,710	626,413

Craig Johnson	73,289,713	632,410

William H. Lambert	73,295,781	626,342

John R. Petty	73,143,621	778,502

Larry Romrell	73,296,133	625,990

Sue Spradley	73,291,513	630,610

Robert J. Stanzione	64,314,115	9,608,008

Bruce Van Wagner	73,287,967	634,156

     A proposal was made to approve 2,500,000 shares of Common Stock that may be issued pursuant to the Company’s 2002 Stock Incentive Plan, and the shares so present were voted as follows:

	Number of Shares	Number of Shares	Number of Shares
	Voted For	Voted Against	Withheld

Approval of the 2002 Stock Incentive Plan	67,397,758	5,655,937	868,428

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Incorporated by
Reference from ARRIS'
Exhibit		SEC filings unless
Number	Description of Exhibit	otherwise indicated:

10.1(e)	Acknowledgement from Lenders dated July 25, 2002	Filed herewith

(b) Reports on Form 8-K

On April 26, 2002, ARRIS filed a report on Form 8-K relating to Item 2, Acquisition or Disposition of Assets and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, to describe the Company’s sale of its Keptel product line.

On June 10, 2002, ARRIS filed a report on Form 8-K relating to Item 5, Other Events and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, to disclose the fourth amendment to our credit agreement, the option agreement with Nortel Networks, and the second amended and restated Investor Rights Agreement.

On June 20, 2002, ARRIS filed a report on Form 8-K, relating to Item 5, Other Events and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, to disclose the underwriting agreement with CIBC World Markets Corp. and J.P. Morgan Securities Inc. relating to the sale of shares of ARRIS common stock by Nortel Networks.

SIGNATURES

     Pursuant to the requirements the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARRIS GROUP, INC.

/s/ LAWRENCE A. MARGOLIS

Lawrence A. Margolis Executive Vice President Chief Financial Officer
Dated: August 14, 2002