Form 10-Q
period 2002-09-30
ARRIS GROUP INC
filed 2002-11-14
CIK 1141107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

For the quarter ended September 30, 2002

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

     As of November 11, 2002, 82,509,456 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

ARRIS GROUP, INC.
FORM 10-Q
For the Quarter Ended September 30, 2002

INDEX

			Page
Part I. Financial Information
Item 1.	Financial Statements
	a)	Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001	3
	b)	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2002 and 2001	4 - 5
	c)	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2002 and 2001	6 - 7
	d)	Notes to the Consolidated Financial Statements	8 - 22
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		23 - 43
Item 3.	Quantitative and Qualitative Disclosures on Market Risk		44
Item 4.	Controls and Procedures		44
Part II. Other Information
Item 2.	Changes in Securities and Use of Proceeds		45
Item 6.	Exhibits and Reports on Form 8-K		45
Signatures			46
Certifications			47-48

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ARRIS GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30,	December 31,
	2002	2001

ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$94,037	$5,337
Accounts receivable (net of allowance for doubtful accounts of $10,549 in 2002 and $9,409 in 2001)	133,455	119,139
Accounts receivable from Nortel	2,930	18,857
Other receivables	3,766	10,049
Inventories	132,902	187,971
Income taxes recoverable	—	5,066
Investments held for resale	83	795
Other current assets	18,905	22,110

Total current assets	386,078	369,324
Property, plant and equipment (net of accumulated depreciation of $48,035 in 2002 and $39,057 in 2001)	44,330	52,694
Goodwill (net of accumulated amortization of $41,346 in 2002 and $55,140 in 2001)	222,507	259,062
Intangibles (net of accumulated amortization of $32,798 in 2002 and $7,012 in 2001)	74,318	44,488
Investments	12,387	14,037
Other assets	9,684	12,510

	$749,304	$752,115

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,383	$18,620
Accrued compensation, benefits and related taxes	25,650	32,747
Accounts payable and accrued expenses - Nortel Networks	13,095	25,411
Current portion of long-term debt	99,598	—
Current portion of capital lease obligations	1,142	—
Other accrued liabilities	42,625	41,684

Total current liabilities	225,493	118,462
Capital lease obligations, net of current portion	389	—
Long-term debt	—	115,000

Total liabilities	225,882	233,462
Membership interest – Nortel Networks	111,768	104,110

Total liabilities and membership interest	337,650	337,572
Stockholders’ equity:
Preferred stock, par value $1.00 per share, 5 million shares authorized, none issued and outstanding	—	—
Common stock, par value $0.01 per share, 320 million shares authorized; 82.5 million and 75.2 million shares issued and outstanding in 2002 and 2001, respectively	830	755
Capital in excess of par value	603,639	507,650
Accumulated deficit	(187,283)	(90,162)
Unrealized holding loss on marketable securities	(3,469)	(3,211)
Unearned compensation	(2,010)	(577)
Cumulative translation adjustments	(53)	88

Total stockholders’ equity	411,654	414,543

	$749,304	$752,115

See accompanying notes to the consolidated financial statements

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Net sales (includes sales to Nortel of $1,045 and $7,979 for the three months and $2,882 and $7,993 for the nine months ended September 30, 2002 and 2001, respectively)	$197,553	$174,159	$583,252	$564,132
Cost of sales	129,765	160,289	394,275	495,504

Gross profit	67,788	13,870	188,977	68,628
Operating expenses:
Selling, general and administrative and development	50,093	44,376	178,583	116,068
In-process R&D write-off	—	18,800	—	18,800
Restructuring and impairment charges	—	32,541	—	32,541
Loss on sale of product line	—	—	8,536	—
Amortization of goodwill	—	1,229	—	3,688
Amortization of intangibles	8,708	2,720	25,786	2,720

	58,801	99,666	212,905	173,817

Operating income (loss)	8,987	(85,796)	(23,928)	(105,189)
Interest expense	1,434	2,431	4,563	7,490
Preferred membership interest	2,659	1,609	7,659	1,609
Loss on debt exchange	—	—	9,276	—
Loss on investments	901	88	2,471	849
Loss (gain) in foreign currency	(307)	95	(4,169)	118
Other expense (income), net	813	2,476	2,233	9,444

Income (loss) before income taxes, extraordinary loss, and cumulative effect of accounting change	3,487	(92,495)	(45,961)	(124,699)
Income tax expense (benefit)	—	38,117	(6,800)	27,619

Net income (loss) before extraordinary loss and cumulative effect of accounting change	3,487	(130,612)	(39,161)	(152,318)
Extraordinary loss	—	1,853	—	1,853
Cumulative effect of accounting change	—	—	57,960	—

Net income (loss)	$3,487	$(132,465)	$(97,121)	$(154,171)

ARRIS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
(Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Net income (loss) per common share -
Basic:
Income (loss) before extraordinary loss and cumulative effect	$0.04	$(2.10)	$(0.48)	$(3.29)
Extraordinary loss	—	(0.03)	—	(0.04)
Cumulative effect of accounting change	—	—	(0.71)	—

Net income (loss)	$0.04	$(2.13)	$(1.19)	$(3.33)

Diluted:
Income (loss) before extraordinary loss and cumulative effect	$0.04	$(2.10)	$(0.48)	$(3.29)
Extraordinary loss	—	(0.03)	—	(0.04)
Cumulative effect of accounting change	—	—	(0.71)	—

Net income (loss)	$0.04	$(2.13)	$(1.19)	$(3.33)

Weighted average common shares:
Basic	82,506	62,110	81,675	46,305

Diluted	83,110	62,110	81,675	46,305

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,

	2002	2001

Operating activities:
Net loss	$(97,121)	$(154,171)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	15,659	12,743
Amortization of goodwill	—	3,688
Amortization of intangibles	25,786	2,720
Amortization of deferred finance fees	1,965	1,085
Amortization of unearned compensation	1,304	907
Loss from equity investment	—	8,607
Provision for doubtful accounts	29,034	4,096
Loss (gain) on disposal of fixed assets	317	(448)
Deferred income taxes	—	19,294
Loss on investments	2,471	849
Write-off of acquired in-process R&D	—	18,800
Impairment of goodwill	—	5,877
Impairment of fixed assets	—	14,722
Write-down of inventories	—	31,970
Loss on debt exchange	9,276	—
Loss on sale of Keptel product line	8,536	—
Cumulative effect of accounting change	57,960	—
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable	(27,423)	22,021
(Increase) decrease in other receivables	6,283	(5,945)
(Increase) decrease in inventories	38,175	74,964
(Increase) decrease in income taxes recoverable	5,066	17,895
Increase (decrease) in accounts payable and accrued liabilities	(14,752)	(4,810)
Increase (decrease) in accrued preferred membership interest	7,659	1,609
Increase (decrease) in other, net	(3,919)	2,778

Net cash provided by (used in) operating activities	66,276	79,251
Investing activities:
Purchases of property, plant and equipment	(6,769)	(7,441)
Cash proceeds from sale of property & equipment	—	1,061
Cash proceeds from sale of Keptel product line	30,000	—
Cash paid for acquisition	(874)	(7,693)
Cash proceeds from sale of investment	60	—
Other investments	—	(1,500)

Net cash provided by (used in) investing activities	22,417	(15,573)

ARRIS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
(in thousands)

	Nine Months Ended September 30,

	2002	2001

Financing activities:
Borrowings under credit facilities	—	193,767
Reductions in borrowings under credit facilities	—	(255,504)
Payments on capital lease obligations	(650)	—
Deferred financing costs paid	(350)	(6,627)
Proceeds from issuance of common stock	1,007	893

Net cash provided by (used in) financing activities	7	(67,471)

Net increase (decrease) in cash and cash equivalents	88,700	(3,793)
Cash and cash equivalents at beginning of period	5,337	8,788

Cash and cash equivalents at end of period	$94,037	$4,995

Noncash investing and financing activities:
Net tangible assets acquired, excluding cash	$5,063	$58,055
Net liabilities assumed	(15,988)	—
Intangible assets acquired, including goodwill	80,372	193,263
Noncash purchase price, including 5,250,000 shares of common stock in 2002 and 37,000,000 shares of common stock in 2001, and fair market value of stock options issued	(68,573)	(243,625)

Cash paid for acquisition, net of cash acquired	$874	$7,693

Supplemental cash flow information:
Interest paid during the period	$942	$2,936

Income taxes paid during the period	$222	$270

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION

     ARRIS Group, Inc., the successor to ANTEC Corporation (together with its consolidated subsidiaries, except as the context otherwise indicates, “ARRIS” or the “Company ”), is an international communications technology company, headquartered in Duluth, Georgia. ARRIS specializes in the design and engineering of hybrid fiber-coax architectures and the development and distribution of products for these broadband networks. The Company provides its customers with products and services that enable reliable, high-speed, two-way broadband transmission of video, telephony, and data.

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

     On January 8, 2002, ARRIS completed the acquisition of substantially all of the assets of Cadant, Inc., a privately held designer and manufacturer of next generation cable modem termination systems (“CMTS”). The Company issued 5.25 million shares of ARRIS common stock for the purchase of substantially all of Cadant’s assets and certain liabilities. Additionally, ARRIS agreed to pay up to 2.0 million shares based upon future sales of the CMTS product through January 8, 2003. As of September 30, 2002, Cadant, Inc. owned approximately 6.4% of the Company’s outstanding common stock.

     On August 3, 2001, the Company acquired Nortel Networks’ portion of Arris Interactive L.L.C., which was a joint venture formed by Nortel and the Company in 1995. Nortel exchanged its ownership interest in Arris Interactive L.L.C. for a subordinated redeemable preferred membership interest in Arris Interactive L.L.C. with a face amount of $100 million and 37 million shares of ARRIS common stock. Following the Arris Interactive L.L.C. acquisition, Nortel designated two new members to ARRIS ’ Board of Directors. In June 2002, Nortel sold 15 million of its shares of ARRIS through a public offering. As of September 30, 2002, Nortel owned approximately 26.7% of the Company’s outstanding common stock.

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

NOTE 2. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations , and SFAS No. 142, Goodwill and Other Intangible Assets. See Note 6 of Notes to Consolidated Financial Statements for further discussion. The Company adopted SFAS No. 142 on January 1, 2002.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of , however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be “held and used.” The Statement was effective for year-ends beginning after December 15, 2001 (e.g. January 1, 2002 for a calendar-year company). The Company has adopted SFAS No. 144 and has determined that currently there is no significant impact on its financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement relates to accounting for debt extinguishments, leases, and intangible assets of motor carriers. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. The

ARRIS GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Company has reviewed the provisions of the Statement, and has determined that currently there is no significant impact on its financial position or results of operations.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force No. 94-3. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has reviewed the provisions of the Statement, and has determined that currently there is no significant impact on its financial position or results of operations.

NOTE 3. RESTRUCTURING AND OTHER CHARGES

     During the second quarter of 2002, ARRIS established a bad debt reserve in connection with its Adelphia accounts receivable. Adelphia declared bankruptcy in June, 2002. The reserve resulted in a charge of approximately $20.2 million, which impacted the Company’s second quarter 2002 operating results. In the third quarter of 2002, ARRIS sold a portion of its Adelphia accounts receivable to an unrelated third party, resulting in a net gain of approximately $4.3 million that was recorded as a reduction of the provision for doubtful accounts included in selling, general and administrative and development expenses.

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

     In the fourth quarter of 2001, ARRIS closed a research and development facility in Raleigh, North Carolina and recorded a $4.0 million charge related to severance and other costs associated with closing that facility. This charge included termination expenses of $2.2 million related to the involuntary dismissal of 48 employees, primarily engaged in engineering functions at that facility. Also included in the $4.0 million charge was $0.7 million related to lease commitments, $0.2 million related to the impairment of fixed assets, and $0.9 million related to other shutdown expenses. As of September 30, 2002, approximately $0.6 million related to severance, $0.5 million related to lease commitments, and $0.2 million of shutdown expenses remained in the restructuring accrual to be paid. The Company anticipates completing this restructuring process by the end of 2002, and the lease on this location will expire on July 31, 2004.

     During the third quarter of 2001, the Company sold its power product line. At the time of the transaction, remaining inventories (which had not transferred to the buyer) were assessed and the Company wrote them down to the estimated net realizable value. Efforts to deplete the remaining power inventory were not as successful as planned. During the second quarter of 2002, the Company wrote off the balance of remaining inventory, resulting in a charge to cost of goods sold of approximately $2.1 million.

     In the third quarter of 2001, the Company announced a restructuring plan to outsource the functions of most of its manufacturing facilities. This decision to reorganize was due in part to the ongoing weakness in industry spending patterns. The plan entailed the implementation of an expanded manufacturing outsourcing strategy and the related closure of the four factories located in El Paso, Texas and Juarez, Mexico. As a result, the Company recorded restructuring and impairment charges of $66.2 million. Included in these charges was approximately $32.0 million related to the write-down of inventories and approximately $1.7 million related to remaining warranty and purchase order commitments, which have been reflected in cost of sales. Also included in the restructuring and impairment charge was

ARRIS GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

approximately $5.7 million related to severance and associated personnel costs, $5.9 million related to the impairment of goodwill due to the pending sale of the power product lines, $14.8 million related to the impairment of fixed assets, and approximately $6.1 million related to lease termination and other shutdown expenses of factories and office space. The personnel-related costs included termination expenses for the involuntary dismissal of 807 employees, primarily engaged in production and assembly functions performed at the facilities. ARRIS offered terminated employees separation amounts in accordance with the Company ’s severance policy and provided the employees with specific separation dates. As of September 30, 2002, approximately $1.1 million related to severance, $1.2 million related to lease commitments, and $0.2 million related to purchase order commitments, warranty reserve, and other shutdown expenses remained in the accrual to be paid. It is anticipated that the restructuring will be completed during the first half of 2003.

NOTE 4. INVENTORIES

     Inventories are stated at the lower of average, approximating first-in, first-out, cost or market. The components of inventory are as follows (in thousands):

	September 30,	December 31,
	2002	2001

	(Unaudited)
Raw material	$8,546	$46,104
Work in process	—	1,797
Finished goods	124,356	140,070

Total inventories	$132,902	$187,971

NOTE 5. PROPERTY, PLANT AND EQUIPMENT, NET

     Property, plant and equipment, at cost, consists of the following (in thousands):

	September 30,	December 31,
	2002	2001

	(Unaudited)
Land	$1,964	$1,964
Building and leasehold improvements	10,894	11,258
Machinery and equipment	79,507	78,529

	92,365	91,751
Less: Accumulated depreciation	(48,035)	(39,057)

Total property, plant and equipment, net	$44,330	$52,694

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

     ARRIS adopted SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. Under the transitional provisions of SFAS No. 142, the Company recorded a goodwill impairment loss of approximately $58.0 million, based upon an independent valuation. The valuation was determined using a combination of the income and market approaches on an invested capital basis, which is the market value of equity plus interest-bearing debt. The resulting impairment loss has been recorded as a cumulative effect of a change in accounting principle on the accompanying Consolidated Statements of Operations for the nine months ended September 30, 2002. The Company’s remaining goodwill will be reviewed again in the fourth quarter of 2002, and will be adjusted for any further impairment. Application of the non-amortization provision of SFAS No. 142 will result in the elimination of approximately $10.5 million of amortization expense in fiscal 2002.

ARRIS GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

     The following sets forth a reconciliation of net income and earnings per share information for the three and nine-month periods ended September 30, 2002 and 2001, as adjusted for the non-amortization provisions of SFAS No. 142:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net income (loss):
Net income (loss) before extraordinary loss and cumulative effect of accounting change	$3,487	$(130,612)	$(39,161)	$(152,318)
Net income (loss)	3,487	(132,465)	(97,121)	(154,171)
Add: Goodwill amortization	—	1,229	—	3,688
Adjusted net income (loss) before extraordinary loss and cumulative effect	3,487	(129,383)	(39,161)	(148,630)
Adjusted net income (loss)	3,487	(131,236)	(97,121)	(150,483)
Basic and diluted earnings per share:
Adjusted net income (loss) before extraordinary loss and cumulative effect	$0.04	$(2.08)	$(0.48)	$(3.21)
Adjusted net income (loss)	$0.04	$(2.11)	$(1.19)	$(3.25)

     The changes in the carrying amount of goodwill for the year ended December 31, 2001 and for the nine months ended September 30, 2002 are as follows (in thousands):

Balance as of December 31, 2000	$144,919
Goodwill acquired from Arris Interactive L.L.C. acquisition	124,892
Goodwill written off related to sale of product line	(5,877)
Amortization	(4,872)

Balance as of December 31, 2001	$259,062
Transitional impairment charge	(57,960)
Purchase price allocation adjustment - Arris Interactive L.L.C	33
Goodwill acquired from Cadant Inc. acquisition	27,372
Transferred to intangible asset upon adoption of SFAS No. 142	(6,000)

Balance as of September 30, 2002	$222,507

     The gross carrying amount and accumulated amortization of the Company’s intangible assets, other than goodwill, as of September 30, 2002 and December 31, 2001 are as follows (in thousands):

	September 30, 2002			December 31, 2001

	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value

Existing technology acquired:
Arris Interactive L.L.C	$51,500	$(19,887)	$31,613	$51,500	$(7,012)	$44,488
Cadant, Inc	53,000	(12,911)	40,089	—	—	—
Other	2,616	—	2,616	—	—	—

Total	$107,116	$(32,798)	$74,318	$51,500	$(7,012)	$44,488

     Amortization expense recorded on the intangible assets listed in the above table for the three and nine months ended September 30, 2002 was $8.7 million and $25.8 million, respectively. Intangible

ARRIS GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

amortization expense for the three and nine months ended September 30, 2001 was $2.7 million for both periods, as the acquisition of Arris Interactive L.L.C. occurred during the third quarter of 2001. The estimated total amortization expense for each of the next five fiscal years is as follows (in thousands):

2002	$34,494
2003	$34,833
2004	$27,822
2005	$339
2006	$—

NOTE 7. DEBT, CAPITAL LEASE OBLIGATIONS AND MEMBERSHIP INTEREST

     Debt, capital lease obligations and membership interest consist of the following (in thousands):

	September 30,	December 31,
	2002	2001

	(Unaudited)
Revolving credit facility	$—	$—
Capital lease obligations	1,531	—
Membership interest -Nortel Networks	111,768	104,110
4.5% Convertible Subordinated Notes	99,598	115,000

Total debt, capital lease obligations and membership interest	212,897	219,110
Less current portion	(100,740)	—

Total long term debt, capital lease obligations and membership interest	$112,157	$219,110

     In 1998, the Company issued $115.0 million of 4.5% Convertible Subordinated Notes (“Notes”) due May 15, 2003. The Notes are convertible, at the option of the holder, at any time prior to maturity, into the Company’s common stock at a conversion price of $24.00 per share. The Notes became redeemable, in whole or in part, at the Company’s option, on May 15, 2001. In April 2002, ARRIS exchanged 1,017,285 shares of its common stock for $9.7 million of the Notes in private transactions. On May 10, 2002, as part of a public exchange offer, the Company exchanged 576,504 shares of its common stock for approximately $5.7 million of the Notes. The Company recorded the exchanges in accordance with SFAS No. 84, Induced Conversions of Convertible Debt, which requires the recognition of an expense equal to the fair value of additional shares of common stock issued in excess of the number of shares that would have been issued upon conversion under the original terms of the Notes. As a result, in connection with these exchanges, ARRIS recorded a non-cash loss of approximately $8.7 million, based upon a weighted average common stock value of $9.10 (as compared with a common stock value of $24.00 per share in the original conversion ratio for the Notes). In connection with the exchanges, the Company also incurred associated fees of $0.6 million, resulting in an overall loss of approximately $9.3 million. As of September 30, 2002, there were approximately $99.6 million of the Notes outstanding. See Note 13 of Notes to Consolidated Financial Statements.

     In connection with the Arris Interactive L.L.C. acquisition in 2001, all of the Company’s existing bank indebtedness was refinanced. The facility, as subsequently amended, is an asset-based revolving credit facility permitting the Company to borrow up to $125.0 million (which can be increased under certain conditions by up to $25.0 million), based upon availability under a borrowing base calculation. In general, the borrowing base is limited to 85% of net eligible receivables (with a cap of $5.0 million in relation to foreign receivables), subject to a reserve of $10.0 million. In addition, upon attaining appropriate asset appraisals the Company may include in the borrowing base calculation 80% of the orderly liquidation value of net eligible inventory (not to exceed $60.0 million). The facility contains traditional financial covenants, including fixed charge coverage, senior debt leverage, minimum net worth, and minimum inventory turns ratios. The facility is secured by substantially all of the Company's assets. The credit facility has a maturity date of August 3, 2004. The commitment fee on unused borrowings is 0.75%. The availability under the credit facility at September 30, 2002 was approximately $54.2 million, and the Company had no borrowings under the facility.

ARRIS GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

     The credit facility was amended on September 30, 2002, to allow the Company to use existing cash reserves as well as the credit facility to redeem the outstanding Notes during the third and fourth quarters of 2002 and the second quarter of 2003. Under the conditions imposed by this recent amendment, in order to use cash on hand or borrowings under the credit facility to redeem additional Notes, there must not be any event of default, the Company must retain at least $15.0 million in cash and/or credit availability after giving effect to the redemptions and ARRIS must achieve certain consolidated EBITDA targets. The requirement of retaining at least $15.0 million in cash and/or credit availability is in addition to the $10.0 million reserve under its borrowing base. In October 2002, the Company met these conditions and was able to expend $50.0 million to redeem Notes. In order to redeem additional Notes in the second quarter of 2003, the Company must meet all of the conditions, including achieving a cumulative consolidated EBITDA (as calculated under the credit agreement) for the third and fourth quarters of 2002 and the first quarter of 2003 of at least $32,850,000. See Note 13 of Notes to the Consolidated Financial Statements.

     In conjunction with the acquisition of Arris Interactive L.L.C., the Company issued to Nortel Networks a subordinated redeemable preferred membership interest in Arris Interactive L.L.C. with a face amount of $100.0 million. This membership interest earns an accreting non-cash return of 10% per annum, compounded annually, and is due six months after the maturity date of the Company’s revolving credit facility, as amended or extended. The preferred membership interest is redeemable in approximately four quarterly installments commencing February 3, 2002, provided that certain availability and other tests are met under the revolving credit facility. Those tests are not expected to be met in 2002, and if not met, no payments are due. No amounts were redeemed during the nine months ended September 30, 2002. The balance of the preferred membership interest as of September 30, 2002 was $111.8 million. In June 2002, the Company entered into an option agreement with Nortel Networks that permits Arris Interactive L.L.C. to redeem Nortel Networks’ membership interest in Arris Interactive at a discount of 21% prior to June 30, 2003. For the three and nine-month periods ended September 30, 2002, the Company recorded membership interest expense of $2.7 million and $7.7 million, respectively, as compared to membership interest of $1.6 million for both the three and nine-month periods ended September 30, 2001.

     In conjunction with the acquisition of Cadant, Inc. in January 2002, the Company assumed approximately $2.3 million in capital lease obligations related to machinery and equipment. The leases require future rental payments until 2003.

     ARRIS has not paid dividends on its common stock since its inception. The Company’s primary loan agreement contains covenants that prohibit the Company from paying such dividends.

NOTE 8. COMPREHENSIVE INCOME (LOSS)

     Total comprehensive income (loss) for the three and nine month periods ended September 30, 2002 was $3.8 million and $(97.5) million, respectively. Total comprehensive (loss) for the three and nine month periods ended September 30, 2001 was $(133.5) million and $(155.5) million, respectively. Such comprehensive loss, which is recorded as a separate component of stockholders’ equity, is related to cumulative translation adjustments and unrealized holding losses on marketable securities.

NOTE 9. SALES INFORMATION

     A significant portion of ARRIS’ revenue is derived from sales to AT&T, aggregating $97.3 million and $42.1 million for the quarters ended September 30, 2002 and 2001, respectively. Through the first nine months of 2002, revenue generated by sales to AT&T was approximately $232.9 million, as compared to the same period in 2001 when sales to AT&T totaled $186.2 million.

     ARRIS operates globally and offers products and services that are sold to cable system operators and telecommunications providers. ARRIS’ products and services are focused in three product categories: broadband (previously labeled cable telephony and internet access); transmission, optical, and outside plant; and supplies and services. Consolidated sales by principal products and services for the three and nine months ended September 30, 2002 and 2001, respectively were as follows (in thousands):

ARRIS GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Product Category
Broadband	$132,341	$87,562	$370,643	$258,690
Transmission, Optical, and Outside Plant	43,351	52,804	132,341	182,876
Supplies and Services	21,861	33,793	80,268	122,566

Total sales	$197,553	$174,159	$583,252	$564,132

     ARRIS sells its products both in the United States and in the international markets of Asia Pacific, Europe, Latin America and Canada. The Asia Pacific market includes Australia, China, Hong Kong, India, Indonesia, Japan, Korea, Malaysia, New Zealand, Philippines, Sampan, Singapore, Taiwan, and Thailand. The European market includes France, Ireland, Italy, Netherlands, Portugal, Spain and the United Kingdom. International sales for the three and nine months ended September 30, 2002 and 2001 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001*	2002	2001*

International Region
Asia Pacific	$12,837	$8,306	$41,689	$15,832
Europe	14,314	16,680	60,777	26,886
Latin America	6,967	4,534	17,939	15,488
Canada	2,257	1,852	7,532	2,915

Total international sales	36,375	31,372	127,937	61,121
Total domestic sales	161,178	142,787	455,315	503,011

Total sales	$197,553	$174,159	$583,252	$564,132

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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

NOTE 10. EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the periods indicated (in thousands except per share data):
	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Basic:
Net income (loss) before extraordinary loss and cumulative effect of accounting change	$3,487	$(130,612)	$(39,161)	$(152,318)
Extraordinary loss	—	1,853	—	1,853
Cumulative effect of accounting change	—	—	57,960	—

Net income (loss)	3,487	(132,465)	(97,121)	(154,171)
Weighted average shares outstanding	82,506	62,110	81,675	46,305

Basic earnings (loss) per share	$0.04	$(2.13)	$(1.19)	$(3.33)

Diluted:
Net income (loss) before extraordinary loss and
cumulative effect of accounting change	$3,487	$(130,612)	$(39,161)	$(152,318)
Extraordinary loss	—	1,853	—	1,853
Cumulative effect of accounting change	—	—	57,960	—

Total	$3,487	$(132,465)	$(97,121)	$(154,171)

Weighted average shares outstanding	82,506	62,110	81,675	46,305
Net effect of dilutive stock options	604	—	—	—

Total	83,110	62,110	81,675	46,305

Diluted earnings per share	$0.04	$(2.13)	$(1.19)	$(3.33)

     The 4.5% Convertible Subordinated Notes were antidilutive for each period presented. The effects of the options and warrants were not presented for the nine months ended September 30, 2002 and for the three and nine months ended September 30, 2001 as the Company incurred net losses during those periods and inclusion of these securities would be antidilutive.

ARRIS GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

NOTE 11. SUMMARY QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (Unaudited)

     The following table summarizes the Company’s quarterly consolidated financial information (in thousands, except share data):

	Quarters ending in 2002

	March 31	June 30	September 30

Net sales	$191,567	$194,132	$197,553
Gross profit	$59,515	$61,674	$67,788
Operating income (loss)	$(2,777)	$(30,138)	$8,987
Income (loss) before income taxes, cumulative effect, and extraordinary loss	$(8,734)	$(40,714)	$3,487
Net income (loss)	$(59,894)	$(40,714)	$3,487
Net income (loss) per basic and diluted share:
Income (loss) before cumulative effect and extraordinary loss	$(0.02)	$(0.50)	$0.04
Net income (loss)	$(0.75)	$(0.50)	$0.04

	Quarters ending in 2001

	March 31	June 30	September 30

Net sales	$212,788	$177,185	$174,159
Gross profit	$32,090	$22,668	$13,870
Operating income (loss)	$(4,345)	$(15,048)	$(85,796)
Income (loss) before income taxes, cumulative effect, and extraordinary loss	$(10,420)	$(21,784)	$(92,495)
Net income (loss)	$(7,218)	$(14,488)	$(132,465)
Net income (loss) per basic and diluted share:
Income (loss) before cumulative effect and extraordinary loss	$(0.19)	$(0.38)	$(2.10)
Net income (loss)	$(0.19)	$(0.38)	$(2.13)

Supplemental Financial Information (excluding the effects of unusual items, as described below):

	Quarters ending in 2002

	March 31	June 30	September 30

Gross profit (1)(3)(5)	$60,243	$63,818	$68,044
Operating income (loss) (1)(4)(5)(8)	$276	$736	$5,315
Income (loss) before income taxes, cumulative effect, and extraordinary loss (6)(7)(9)	$(5,467)	$792	$(102)
Net income (loss) (2)(10)	$(5,467)	$792	$(102)
Net income (loss) per basic and diluted share:
Income (loss) before cumulative effect and extraordinary loss	$(0.07)	$0.01	$0.00
Net income (loss)	$(0.07)	$0.01	$0.00

	Quarters ending in 2001

	March 31	June 30	September 30

Gross profit (11)(12)(13)	$32,090	$28,643	$47,538
Operating income (loss) (11)(13)(14)	$(4,345)	$(5,317)	$(787)
Income (loss) before income taxes, cumulative effect, and extraordinary loss (9)	$(10,061)	$(11,651)	$(7,398)
Net income (loss) (15)(16)	$(7,015)	$(8,566)	$(7,398)
Net income (loss) per basic and diluted share:
Income (loss) before cumulative effect and extraordinary loss	$(0.18)	$(0.22)	$(0.12)
Net income (loss)	$(0.18)	$(0.22)	$(0.12)

(1)	During the first quarter of 2002, ARRIS had a workforce reduction of 90 people resulting in severance expense of $0.7 million impacting gross profit and $2.4 million affecting operating income.

ARRIS GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(2)	During the first quarter of 2002, ARRIS recognized a $6.8 million income tax benefit as a result of a change in tax legislation, allowing ARRIS to carry back losses for five years versus the previous limit of two years.

(3)	During the second quarter of 2002, ARRIS wrote off the remaining $2.1 million of Power inventories that had not been transferred to the buyer.

(4)	During the second quarter of 2002, the Company established a reserve of $20.2 million in connection with its Adelphia receivables. Adelphia filed for bankruptcy in June 2002.

(5)	During the second quarter of 2002, a loss of $8.5 million was recorded in connection with the sale of the Keptel product line.

(6)	During the second quarter of 2002, ARRIS recorded a $1.0 million write-off of an investment in a technology start-up, which has now filed for bankruptcy.

(7)	During the second quarter of 2002, ARRIS recorded a loss of $9.3 million associated with the Note exchanges, in accordance with SFAS No. 84.

(8)	During the third quarter of 2002, ARRIS sold a portion of its Adelphia accounts receivables to an unrelated third party, resulting in a net gain of approximately $4.3 million that was recorded as a reduction to the provision for doubtful accounts included in selling, general and administrative and development expense.

(9)	On a quarterly basis, ARRIS calculates the fair market value of its investments held for resale and records the appropriate mark-to-market adjustment. During the first, second, and third quarters of 2002, ARRIS recognized losses of $0.2 million, $0.4 million, and $0.1 million, respectively. During the same periods in 2001, the Company recognized losses of $0.3 million, $0.4 million, and $0.1 million in each quarter.

(10)	During 2002, the Company posted a loss of approximately $58.0 million due to the cumulative effect of an accounting change. In accordance with SFAS No. 142 and upon independent valuation, ARRIS recorded a reduction in the value of its goodwill of approximately $58.0 million.

(11)	During the second quarter of 2001, a workforce reduction program was implemented which significantly reduced the Company’s overall employment levels. This action resulted in a pre-tax charge to cost of goods sold of approximately $1.3 million for severance and related costs incurred at the factory level. Additionally, a pre-tax charge of $3.7 million was recorded to operating expenses.

(12)	During the second quarter of 2001, a one-time warranty expense relating to a specific product was recorded, resulting in a pre-tax charge of $4.7 million for the expected replacement cost of this product. The Company does not anticipate any further warranty expenses to be incurred in connection with this product.

(13)	In the third quarter 2001, in connection with the restructuring plan to outsource most of its manufacturing functions, the Company recorded restructuring and impairment charges of approximately $66.2 million. Included in these charges was approximately $32.0 million related to the write-down of inventories and $1.7 million related to the write-off of remaining warranty and purchase order commitments, which have been reflected in cost of sales. Also included in these charges was approximately $5.7 million related to severance and associated personnel costs, $5.9 million related to the impairment of goodwill, $14.8 million related to the impairment of fixed assets, and approximately $6.1 million related to lease termination of factories and office space and other shutdown expenses.

(14)	During the third quarter 2001, the Company wrote off in-process R&D of $18.8 million in connection with the Arris Interactive L.L.C. acquisition.

(15)	During the third quarter 2001, unamortized deferred finance fees of $1.9 million were written off and recorded as an extraordinary loss on the extinguishment of debt. These fees related to a loan agreement, which was replaced in connection with the Arris Interactive L.L.C. acquisition.

(16)	As a result of the restructuring and impairment charges during the third quarter 2001, a valuation reserve of approximately $38.1 million against deferred tax assets was recorded in accordance with FASB Statement No. 109, Accounting for Income Taxes. (See Note 3 of Notes to the Consolidated Financial Statements.)

ARRIS GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

     Following the transactions, Nortel designated two new members to the Company’s Board of Directors. Nortel’s ownership interest in ARRIS is governed in part, by an investor rights agreement. As part of the negotiations during the second quarter 2002 relating to the redemption of Nortel Networks’ membership interest in Arris Interactive and the offering of shares by Nortel Networks, ARRIS agreed to amend the terms of the existing amended and restated investor rights agreement with Nortel Networks L.L.C, and Nortel Networks, Inc. The amendment became effective September 30, 2002. The amendment removed restrictions on Nortel Networks’ ability to sell shares of ARRIS common stock and provided that Nortel Networks will not challenge a shareholder rights plan upon adoption of such plan.

     The preferred membership interest is redeemable in approximately four quarterly installments commencing February 3, 2002, provided that certain availability and other tests are met under the Company’s revolving credit facility as described in Note 7 of the Notes to the Consolidated Financial Statements. Those tests are not expected to be met in 2002. No amounts were redeemed during the nine months ended September 30, 2002. In June 2002, the Company entered into an option agreement with Nortel Networks that permits Arris Interactive to redeem Nortel Networks’ membership interest in Arris Interactive at a discount of 21% prior to June 30, 2003.

ARRIS GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

     The following is a summary of the purchase price allocation to record the Company’s purchase of Nortel Networks’ ownership interest in Arris Interactive for 37,000,000 shares of ARRIS common stock on August 3, 2001 at $6.14 per share as of April 9, 2001 (date of definitive agreement):

(in thousands)

37,000,000 shares of ARRIS’ $0.01 par value common stock at $6.14 per share	$227,180
Acquisition costs (banking fees, legal and accounting fees, printing costs)	7,616
Write-off of abandoned leases and related leasehold improvements...	2,568
Fair value of stock options to Arris Interactive L.L.C. employees	12,531
Other	1,379

Adjusted Purchase Price	$251,274

Allocation of Purchase Price
Net tangible assets acquired	$56,048
Existing technology (to be amortized over 3 years)	51,500
In-process research and development	18,800
Goodwill (not deductible for income tax purposes)	124,926

Total Allocated Purchase Price	$251,274

     The value assigned to in-process research and development, in accordance with accounting principles generally accepted in the United States, was written off at the time of acquisition. The $18.8 million of in-process research and development valued for the transaction related to two projects that were targeted at the carrier-grade telephone and high-speed data markets. The value of the in-process research and development was calculated separately from all other acquired assets. The projects included:

•	Multi-service Access System (“MSAS”), a high-density multiple stream cable modem termination system providing carrier-grade availability and high-speed routing technology on the same headend targeted at the carrier-grade telephone and high-speed data market . There are specific risks associated with this in-process technology. As the MSAS has a unique capability to perform hardware sparing through its functionality via use of a radio frequency switching matrix, there is risk involved in being able to achieve the isolation specifications related to this type of technology. Subsequent to December 31, 2001 the MSAS project was discontinued because of a product overlap with Cadant, Inc.

•	Packet Port II, an outside voice over internet protocol terminal targeted at the carrier-grade telephone market. There are specific risks associated with this in-process technology. Based on the key product objectives of the Packet Port II, from a hardware perspective, the product is required to achieve power supply performance capable of meeting a wide range of input power, operating conditions and loads. From a software perspective, the Company is dependent on a third party for reference design software critical to this product. Since development of this reference design software is currently in process, the ordinary risks associated with the completion and timely delivery of the software are inherent to this project. Additionally, there are sophisticated power management techniques required to meet the target power consumption of this product. There are technical/schedule risks associated with implementing processor power down that can simultaneously meet power consumption targets without affecting the voice or data functionality of this technology application. The Packet Port II project is in service in field trials during 2002 and it is now anticipated to begin contributing to consolidated revenues during 2003. First prototypes of the Packet Port II are currently being developed. This will allow testing on the functionality of the major subsystems of this product.

     The following table identifies specific assumptions, at the acquisition date, for the projects (in millions):

	Fair Value at	Estimated	Expected
	Date of	Percentage of	Cost to	Expected Date	Discount
Project	Valuation	Completion	Complete	to Complete	Rate

MSAS	$16.9	68.9%	$9.9	July 2002	32%
Packet Port II	$1.9	41.5%	$11.3	March 2002	32%

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

Acquisition of Cadant, Inc.

     On January 8, 2002, ARRIS completed the acquisition of substantially all of the assets of Cadant, Inc., a privately held designer and manufacturer of next generation cable modem termination systems (“CMTS”). The Company decided to complete the transaction because it believed the acquisition would enhance the Company’s product portfolio and development capabilities in the broadband access over cable market. As part of this transaction:

•	ARRIS issued 5.25 million shares of ARRIS common stock for the purchase of substantially all of Cadant’s assets and certain liabilities.

•	ARRIS agreed to pay up to 2.0 million shares based upon future sales of the CMTS product through January 8, 2003.

•	ARRIS assumed approximately $16.0 million in liabilities from Cadant, Inc.

•	ARRIS issued 2,000,000 options and 250,000 shares of restricted stock to Cadant employees

     The following is a summary of the preliminary purchase price allocation to record ARRIS’ purchase price of the assets and certain liabilities of Cadant, Inc. for 5,250,000 shares of ARRIS Group, Inc. common stock based on the average closing price of ARRIS ’ common stock for 5 days prior and 5 days after the date of the definitive agreement as quoted on the Nasdaq National Market System.

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

ARRIS GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(unaudited) (in thousands)

5,250,000 shares of ARRIS Group, Inc.’s $0.01 par value common stock at $10.631 per common share	$55,813
Acquisition costs (banking fees, legal and accounting fees, printing costs)	874
Fair value of stock options to Cadant, Inc. employees	12,760
Assumption of certain liabilities of Cadant, Inc	15,988

Adjusted preliminary purchase price	$85,435

Allocation of Preliminary Purchase Price:
Net tangible assets acquired	$5,063
Existing technology (to be amortized over 3 years)	53,000
Goodwill (not deductible for income tax purposes)	27,372

Total allocated preliminary purchase price	$85,435

Supplemental Pro Forma Information

     Presented below is summary unaudited pro forma combined financial information for the Company, Arris Interactive L.L.C. and Cadant, Inc. to give effect to the transactions. This summary unaudited pro forma combined financial information is derived from the historical financial statements of the Company, Arris Interactive L.L.C. and Cadant, Inc. This information assumes the transactions were consummated as of January 1, 2001. This information is presented for illustrative purposes only and does not purport to represent what the financial position or results of operations of the Company, Arris Interactive L.L.C., Cadant, Inc., or the combined entity would actually have been had the transactions occurred at the applicable dates, or to project the Company’s, Arris Interactive L.L.C.’s, Cadant, Inc.’s or the combined entity’s results of operations for any future period or date. The actual results of Arris Interactive L.L.C. are included in the Company’s operations from August 4, 2001 to September 30, 2002. The actual results of Cadant, Inc. are included in the Company’s operations from January 8, 2002 to September 30, 2002.

	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(in thousands, except per share data)		(in thousands, except per share data)

Net sales	$197,553	$181,368	$583,252	$605,752
Gross profit	67,788	15,025	188,977	93,799
Operating income (loss) (1)	8,987	(106,947)	(24,665)	(184,172)
Net income (loss)	3,487	(155,792)	(97,858)	(234,378)
Net income (loss) per common share:
Basic	$0.04	$(1.93)	$(1.19)	$(2.91)
Diluted	$0.04	$(1.93)	$(1.19)	$(2.91)
Weighted average common shares:
Basic	82,506	80,540	82,142	80,521
Diluted	83,110	80,540	82,142	80,521

(1)	In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized, but reviewed annually for impairment. The provisions of Statement No. 142 state that goodwill and indefinite lived intangible assets acquired after June 30, 2001 will not be amortized. The information presented above, therefore, does not include amortization expense on the goodwill acquired in these transactions.

ARRIS GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

     The following table represents the amount assigned to each major asset and liability caption of Arris Interactive L.L.C. as of August 3, 2001 and Cadant, Inc. as of January 8, 2002, as adjusted.

	As of Acquisition Date
	(in thousands)

	Arris Interactive
	L.L.C.	Cadant, Inc.

Total current assets	$179,909	$782
Property, plant and equipment, net	$23,209	$4,281
Goodwill	$124,926	$27,372
Intangible assets (existing technology)	$51,500	$53,000
Total assets	$379,511	$85,435
Total current and long-term liabilities	$67,208	$15,988
Total liabilities and membership interest	$167,208	$15,988

NOTE 13. SUBSEQUENT EVENTS

Shareholders’ Rights Plan

     On October 3, 2002, the Company’s Board of Directors approved the adoption of a Shareholder Rights Plan. To implement the Rights Plan, the Board of Directors declared a dividend consisting of one right for each share of the Company’s Common Stock outstanding at the close of business on October 25, 2002. Initially, the Rights will trade automatically with the Common Stock and separate Rights Certificates will not be issued. The Rights only become exercisable if a person or group acquires beneficial ownership of 15% or more of ARRIS Common Stock or announces a tender or exchange offer for 15% or more of the Common Stock or other similar circumstances.

Redemption of Notes

     During October, 2002, the Company expended $50.0 million from cash on hand from operations to redeem outstanding Notes. The Company anticipates redeeming the remaining balance of approximately $48.1 million during the second quarter of 2003, subject to meeting certain conditions in the Company’s credit facility. In connection with these redemptions, ARRIS will be recognizing a gain of approximately $1.5 million during the fourth quarter of 2002.

Closure of Andover, MA Facility

     On October 30, 2002, the Company announced that it would close its office in Andover, Massachusetts, which is primarily a product development and repair facility. A reduction in operating costs through consolidations of facilities prompted this decision. The closure will affect approximately 90 employees, and the Company anticipates that it will be completed during the first quarter of 2003. In connection with the closure of the Andover facility, the Company will record a charge in the range of approximately $9.0 to $11.0 million over the next two quarters, related to severance and other costs associated with closing that office.

Impairment of Investment

     As of September 30, 2002, ARRIS had an investment of $3.0 million in Lightchip, Inc., a startup company. On October 15, 2002, Lightchip, Inc. announced that it sold its Dense Wavelength Division Multiplexing (“DWDM”) business to Confluent Photonics Corporation. The Company anticipates that the sale of this business will impair the value of its investment in Lightchip, Inc. and consequently expects to record a reserve in the fourth quarter of 2002.

Sale of a Portion of Transmission, Optical, and Outside Plant Product Lines

     On November 13, 2002, the Company announced that it had executed a definitive agreement to sell a portion of its transmission, optical, and outside plant product lines (excluding receivables and payables) to Scientific-Atlanta, Inc. for $37.5 million in cash, subject to certain adjustments, primarily related to inventory sold prior to closing. The agreement provides for the transfer of inventory and equipment attributable to the product lines, plus the transfer of approximately 40 to 50 employees. In connection with the sale, the Company expects to recognize a gain in the range of approximately $3.0 million to $6.0 million. These product lines accounted for approximately $68.2 million or 9.1% of total revenues in 2001, and accounted for approximately $43.9 million or 7.5% of total revenues for the nine months ended September 30, 2002. The sale is expected to close in the fourth quarter of 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Over the past two years, we have significantly changed our business through acquisitions and dispositions, and have focused on our long-term business strategy. During the third quarter of 2001, we acquired Nortel Networks’ interest in the joint venture Arris Interactive L.L.C. In January 2002, we purchased substantially all the assets and assumed certain liabilities of Cadant, Inc., a manufacturer of cable modem termination systems that had developed a leading design in the industry for a critical component in a voice over IP telephony system. We also refocused our business on our core skills by substantially exiting manufacturing. We now outsource most of our manufacturing to some of the leading contract manufacturers of electronic products. Further, we have reduced workforce and other operating expenses throughout our organization. In addition, upon evaluation and review of our product portfolio, we concluded that the Keptel product line was not core to our long-term strategy, thus we chose to sell the product line during the second quarter of 2002. The Keptel product line accounted for approximately $58.0 million or 7.8% of total revenues in 2001. In November 2002, upon continued review and evaluation of our product portfolio, we announced that we have entered into a definitive agreement to sell to Scientific-Atlanta, Inc., a portion of our transmission, optical, and outside plant product lines. These product lines accounted for approximately $68.2 million or 9.1% of total revenues in 2001, and accounted for approximately $43.5 million or 7.5% of total revenues for the nine months ended September 30, 2002. The sale is expected to close in the fourth quarter of 2002.

     Set forth below is a more detailed description of how our business performed during the three and nine months ending September 30, 2002 as compared to the same periods in 2001. You should be aware, however, that as a result of our acquisitions and dispositions, our business has changed significantly and our historical results of operations will not be as indicative of future results of operations as they otherwise might suggest. Some of these differences are discussed below.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

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

Sale of a Portion of Transmission, Optical, and Outside Plant Product Lines

     On November 13, 2002, the Company announced that it had executed a definitive agreement to sell a portion of its transmission, optical, and outside plant product lines (excluding receivables and payables) to Scientific-Atlanta, Inc. for $37.5 million in cash, subject to certain adjustments primarily related to inventory sold prior to closing. The agreement provides for the transfer of inventory and equipment attributable to the product lines, plus the transfer of approximately 40 to 50 employees. In connection with the sale, the Company expects to recognize a gain in the range of approximately $3.0 million to $6.0 million. These product lines accounted for approximately $68.2 million or 9.1% of total revenues in 2001, and accounted for approximately $43.9 million or 7.5% of total revenues for the nine months ended September 30, 2002. The sale is expected to close in the fourth quarter of 2002.

Exchanges and Redemptions of Convertible Subordinated Notes

     As of March 31, 2002, there were $115.0 million of our 4.5% Convertible Subordinated Notes (“Notes”) due May 15, 2003 outstanding. In April 2002, we exchanged 1,017,285 shares of our common stock for $9.7 million of the Notes in private transactions. On May 10, 2002, as part of a public exchange offer, we exchanged 576,504 shares of common stock for approximately $5.7 million of the Notes. We recorded the exchanges in accordance with SFAS No. 84, Induced Conversions of Convertible Debt, which requires the recognition of an expense equal to the fair value of additional shares of common stock issued in excess of the number of shares that would have been issued upon conversion under the original terms of the Notes. In connection with these exchanges, we recorded a non-cash loss of approximately $8.7 million, based upon a weighted average common stock value of $9.10 (as compared with a common stock value of $24.00 per share in the original conversion ratio for the Notes). We also incurred associated fees of $0.6 million related to these exchanges, resulting in an overall net loss of $9.3 million.

     In October of 2002, we expended approximately $50.0 million from cash generated from operations to redeem $51.5 million of Notes in private transactions. We anticipate redeeming the remaining balance of approximately $48.1 million of Notes during the second quarter of 2003 through cash from operations, borrowing under our current credit facility, proceeds from asset sales or some other method. Our ability to redeem these Notes is subject to meeting certain conditions under our credit facility, including the absence of any event of default, having at least $15.0 million in cash and/or credit availability and achieving a cumulative consolidated EBITDA (as calculated under the credit agreement) for the third and fourth quarters of 2002 and the first quarter of 2003 of at least $32,850,000. The requirement of retaining at least $15.0 million in cash and/or credit availability is in addition to the $10.0 million reserve under our borrowing base. The Company believes it will have sufficient liquidity to redeem the balance of the Notes in the second quarter of 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Amendments to Revolving Credit Facility

     In connection with the Arris Interactive L.L.C. acquisition in 2001, all of our existing bank indebtedness was refinanced. The facility, as subsequently amended, is an asset-based revolving credit facility permitting us to borrow up to $125.0 million (which can be increased under certain conditions by up to $25.0 million), based upon availability under a borrowing base calculation. In general, the borrowing base is limited to 85% of net eligible receivables (with a cap of $5.0 million in relation to foreign receivables), subject to a reserve of $10.0 million. In addition, upon attaining appropriate asset appraisals we may include in the borrowing base calculation 80% of the orderly liquidation value of net eligible inventory (not to exceed $60.0 million). The facility contains traditional financial covenants, including fixed charge coverage, senior debt leverage, minimum net worth, and minimum inventory turns ratios. The facility is secured by substantially all of our assets. The credit facility has a maturity date of August 3, 2004. The commitment fee on unused borrowing is approximately 0.75%. The availability under the credit facility at September 30, 2002 was approximately $54.2 million. As of September 30, 2002, we had no borrowings under the facility.

     The credit facility was amended on September 30, 2002, to allow us to use existing cash reserves as well as the credit facility to redeem the outstanding Notes during the third and fourth quarters of 2002 and the second quarter of 2003. Under the conditions imposed by this recent amendment, in order to use cash on hand or borrowings under the credit facility to redeem additional Notes, there must not be any event of default, we must retain at least $15.0 million in cash and/or credit availability after giving effect to the redemptions and we must achieve certain consolidated EBITDA targets. The requirement of retaining at least $15.0 million in cash and/or credit availability is in addition to the $10.0 million reserve under our borrowing base. In October 2002, we met these conditions and were able to expend $50.0 million to redeem Notes. In order to redeem additional Notes in the second quarter of 2003, we must meet all of the conditions, including achieving a cumulative consolidated EBITDA (as calculated under the credit agreement) for the third and fourth quarters of 2002 and the first quarter of 2003 of at least $32,850,000.

Option to Redeem Preferred Membership Interest

     In connection with the acquisition of Arris Interactive L.L.C. in August 2001, Nortel exchanged its remaining ownership interest in Arris Interactive for 37 million shares of ARRIS common stock and a subordinated redeemable preferred membership interest in Arris Interactive with a face amount of $100 million. The preferred membership interest earns an accreting non-cash return of 10% per annum, compounded annually, and is redeemable in approximately four quarterly installments commencing February 3, 2002, provided that certain availability and other tests are met under the Company’s revolving credit facility as described in Note 7 of the Notes to the Consolidated Financial Statements. Those tests are not expected to be met in 2002, and if not met, no payments are due. No amounts were redeemed during the nine months ended September 30, 2002. The balance of the preferred membership interest as of September 30, 2002 was $111.8 million. In June 2002, we entered into an option agreement with Nortel Networks that permits Arris Interactive to redeem Nortel Networks’ membership interest in Arris Interactive at a discount of 21% prior to June 30, 2003.

Amendment to Investor Rights Agreement

     In connection with the sale of shares of our common stock by Nortel Networks in June of 2002, effective September 30, 2002, we have agreed to relax certain restrictions in the Investor Rights Agreement governing Nortel Networks’ ownership and disposition of our stock that will make it easier for Nortel Networks to sell its remaining shares of our stock. Additionally, Nortel Networks and Liberty Media (our other large shareholder), have entered into a “standstill” agreement under which each of them has agreed that it will not exercise its registration rights or, except under certain circumstances, sell any shares of our common stock until July 31, 2003, unless prior to then we both redeem our outstanding convertible notes and repurchase at least 66% of Nortel Networks’ preferred membership interest, in which case the restrictions expire 30 days after the later of those two events.

Shareholders’ Rights Plan

     On October 3, 2002, our Board of Directors approved the adoption of a Shareholder Rights Plan. To implement the Rights Plan, the Board of Directors declared a dividend consisting of one Right for each

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

share of ARRIS Common Stock outstanding at the close of business on October 25, 2002. Initially, the Rights will trade automatically with the Common Stock and separate Rights Certificates will not be issued. The Rights only become exercisable if a person or group acquires beneficial ownership of 15% or more of ARRIS Common Stock or announces a tender or exchange offer for 15% or more of the Common Stock or other similar circumstances.

Industry Conditions

     ARRIS’ performance is largely dependent on capital spending for constructing, rebuilding, maintaining and upgrading broadband communications systems. After a period of intense consolidation and rapid capital expenditures within the industry through the fourth quarter of 2000, there was a tightening of credit availability throughout the telecommunications industry and a broad-based and severe drop in market capitalization for the sector. This caused broadband system operators to become more judicious in their capital spending, adversely affecting us and other equipment providers.

     Developments in the industry and in the capital markets over the past two years have reduced access to funding for new and existing customers, causing delays in the timing and scale of deployments of our equipment, as well as the postponement or cancellation of certain projects by our customers. In addition, during the same period, ARRIS and other vendors received notification from several customers that they were canceling new projects or scaling back existing projects or delaying new orders to allow them to reduce inventory levels which were in excess of their current deployment requirements.

     This industry downturn and other factors have adversely affected several of our largest customers. In addition, in June 2002, Adelphia filed bankruptcy at a time when it owed us approximately $20.2 million in accounts receivable. As a result, we incurred a $20.2 million charge during the second quarter 2002. However, we sold a portion of the Adelphia receivables during the third quarter 2002 to an unrelated third party, resulting in net gain of approximately $4.3 million. For the first nine months of 2002, the net result was a loss of $15.9 million related to the Adelphia situation. In addition, the parent company of one of our significant customers, Cabovisao, has issued an announcement that suggests that it may have difficulty in accessing or refinancing its senior credit facility in the future. As of September 30, 2002, Cabovisao owed us approximately 16.6 million Euros in accounts receivable and owed us approximately 20.1 million Euros as of October 31, 2002. We are uncertain what effect, if any, this announcement will have on our existing accounts receivable with Cabovisao or our future relationship with Cabovisao.

     In response to this downturn, we have significantly reduced expense levels, through workforce reductions during 2001 and 2002. The actions taken during the first nine months of 2002 resulted in a pre-tax charge of approximately $3.7 million for severance and related separation costs, and we reduced overall employment levels by approximately 120 employees. On October 30, 2002, the Company announced that it would close its office in Andover, Massachusetts, which is primarily a product development and repair facility. A reduction in operating costs through consolidations of facilities prompted this decision. The closure will affect approximately 90 employees, and the Company anticipates that it will be completed during the first quarter of 2003. In connection with the closure of the Andover facility, the Company will record a charge in the range of approximately $9.0 to $11.0 million over the next two quarters, related to severance and other costs associated with closing that office. Additionally, as part of our continuing review and evaluation of underperforming assets in assessing their long-term strategic role within ARRIS, as well as strategic opportunities we face, we restructured our manufacturing operations in 2001 and have implemented an outsourcing strategy. This manufacturing restructuring resulted in the closure of four factories in El Paso, Texas and Juarez, Mexico and the termination of 807 employees. Lastly, we continue to review and evaluate our product portfolio with respect to its fit and criticality to the long-term strategy of ARRIS. As a result, we concluded that the Keptel product line was not core to our strategy and we sold that product line during the second quarter of 2002. Furthermore, on November 13, 2002, the Company announced that it had executed a definitive agreement to sell a portion of its transmission, optical, and outside plant product lines and the sale is expected to close in the fourth quarter of 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     ARRIS adopted SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. In accordance with the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. Under the transitional provisions of SFAS No. 142, we recorded a goodwill impairment loss of approximately $58.0 million, based upon an independent valuation, and the resulting impairment loss has been recorded as a cumulative effect of a change in accounting principle on the accompanying Consolidated Statements of Operations for the nine months ended September 30, 2002. Our remaining goodwill will be reviewed again in the fourth quarter of 2002, and will be adjusted for any further impairment. The review process will entail the assessment of the fair value of the net assets underlying our acquisition-related goodwill on a business-by-business basis. Given the downturn in the general market’s telecommunications infrastructure spending and based on the recent developments with Adelphia Communications, it is possible that a portion of our goodwill may be impaired. The balance of the unamortized goodwill at September 30, 2002, was approximately $222.5 million.

Significant Customers

     Our two largest customers are AT&T and Cox Communications. Sales to these two customers were:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2002	2001	2002	2001

	(dollars in thousands)
AT&T	$97,251	$42,059	$232,883	$186,155
as percentage of total sales	49.2%	24.1%	39.9%	33.0%
Cox Communications	$23,671	$28,927	$76,943	$83,470
as percentage of total sales	12.0%	16.6%	13.2%	14.8%

     As a result of the pending merger of AT&T Broadband and Comcast, ARRIS anticipates possible interruptions in purchasing from AT&T. The Company expects revenues for the fourth quarter and into 2003 to be significantly lower than the results achieved in the third quarter. Consequently, ARRIS has not given specific guidance for the fourth quarter 2002 and will not until the impact of the merger becomes clearer.

     The following two customers have uncertainties surrounding our future transactions with them:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2002	2001	2002	2001

Adelphia Communications	$842	$13,416	$23,819	$47,106
as percentage of total sales	0.4%	7.7%	4.1%	8.4%
Cabovisao	$8,187	$3,274	$36,330	$5,709
as percentage of total sales	4.1%	1.9%	6.2%	1.0%

     Sales to Adelphia decreased during the second and third quarters of 2002 as a result of Adelphia’s financial troubles, which ultimately resulted in a bankruptcy filing in June 2002. As a result, in June 2002, we established a bad debt reserve of $20.2 million in connection with our accounts receivable from Adelphia. In the third quarter of 2002, ARRIS sold a portion of its Adelphia accounts receivable to an unrelated third party, resulting in a net gain of approximately $4.3 million.

     On October 17, 2002, the parent company of Cabovisao announced that it had uncertainties with regards to their ability to further access its senior credit facility in January 2003. As of September 30, 2002, Cabovisao owed us approximately 16.6 million Euros in accounts receivable and owed us approximately 20.1 million Euros as of October 31, 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Comparison of Operations for the Three and Nine Months Ended September 30, 2002 and 2001

     Net Sales. The Company’s sales for the third quarter 2002 increased by 13.4% to $197.6 million as compared to the third quarter 2001 sales of $174.2 million, and increased sequentially 1.8% from the previous quarter’s sales of $194.1 million. For the nine-month periods ended September 30, 2002 and 2001, net sales were $583.3 million and $564.1 million, respectively, an increase of 3.4% year-over-year. Our products and services are summarized in the following three product categories: broadband; transmission, optical, and outside plant; and supplies and services.

•	Broadband product revenues increased by 51.1% to $132.3 million in the third quarter 2002 as compared to revenues of $87.6 million during the same quarter last year, and marked an increase of 6.6% from the previous quarter’s sales of $124.1 million. This revenue growth in the third quarter 2002, as compared to the previous quarter, was the result of higher demand from AT&T, primarily in voice ports. Broadband product revenues accounted for approximately 67.0% of the third quarter 2002 sales, as compared to 50.3% during the same period in 2001. Revenues for the first nine months of 2002 increased approximately 43.3% to $370.6 million as compared to $258.7 million for the same period in 2001. These significant increases in broadband revenue are primarily due to the inclusion of international revenues in 2002, as a result of the acquisition of Arris Interactive L.L.C in the middle of the third quarter of 2001. Under the previous joint venture agreement, Nortel (not ARRIS) sold the Cornerstone products internationally. This agreement terminated upon our acquisition of Nortel’s share of Arris Interactive L.L.C. on August 3, 2001.

•	Transmission, optical and outside plant product revenues decreased by 17.9% to $43.4 million in the third quarter 2002 as compared to the same quarter of last year, but increased 1.9% from the revenue reported in the second quarter 2002. Transmission, optical and outside plant product revenue accounted for approximately 21.9% of the third quarter 2002 revenues, as compared to 30.3% for the same period in 2001. Revenues for the first nine months of 2002 decreased 27.6% to $132.3 million as compared to $182.9 million for the first nine months of 2001. The overall decreases are primarily a result of the sale of the power product line in the fourth quarter of 2001 and the sale of the Keptel product line in the second quarter of 2002.

•	Supplies and services product revenue decreased by 35.3% to $21.9 million in the third quarter 2002 as compared to the same quarter last year, and decreased 20.4% from the previous quarter’s sales of $27.5 million. Supplies and services product revenues accounted for approximately 11.1% of the third quarter 2002 sales, as compared to 19.4% during the same period in 2001. Supplies and services product revenues have been significantly impacted by the decline in shipments to Adelphia, who filed for bankruptcy during the second quarter of 2002. Revenues for the first nine months of 2002 decreased 34.5% to $80.3 million as compared to $122.6 million for the first nine months of 2001. This year-to-date reduction in sales as compared to the prior year was a result of both the decrease in Adelphia sales and the general slowdown in telecommunications infrastructure spending.

     International sales of $36.4 million for the three months ended September 30, 2002 marked an increase of $5.0 million from the international sales of $31.4 million recorded for the three months ended September 30, 2001, but marked a decrease of 19.7% when compared to the previous quarter’s international sales of $45.3 million. This reduction in revenue was reflective of the continued weakness in global financial markets, and was the result of lower sales in both the Europe and Asia Pacific regions. International revenues for the third quarter of 2002 represented approximately 18.4% of total sales, as compared to 18.0% of total sales in the third quarter of 2001. International sales for the nine months ended September 30, 2002 increased to $127.9 million as compared to sales of $61.1 million recorded during the same period in 2001. This significant increase was primarily the result of the addition of international sales of the Cornerstone product line following our August 3, 2001 acquisition of Arris Interactive L.L.C.

     Gross Profit. Gross profit for the three months ended September 30, 2002 was $67.8 million, or 34.3%, as compared to $13.9 million, or 8.0% for the comparable period in 2001. Gross profit for the nine

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

months ended September 30, 2002 was $189.0 million, or 32.4%, as compared to $68.6 million, or 12.2% for the nine months ended September 30, 2001.

     However, several unusual items impacted gross profit margins during 2002 and 2001. During the third quarter of 2002, severance costs of approximately $0.3 million were incurred. During the second quarter of 2002, we recorded a charge of $2.1 million to write off the balance of power product line inventory. This product line was sold in late 2001. During the first quarter of 2002, severance costs of approximately $0.7 million were incurred. In the third quarter of 2001, as a result of the planned restructuring of manufacturing operations, approximately $32.0 million of inventory related to the factories was written down, significantly impacting the gross margin. Additionally, remaining warranty and purchase order commitments of approximately $1.7 million were charged to cost of goods sold. During the second quarter of 2001, severance costs of approximately $1.3 million were incurred in connection with the workforce reduction program at our factories. Also negatively impacting gross margins during the second quarter of 2001 was a one-time warranty expense of $4.7 million for a specific product. Excluding the unusual charges described above, the gross profit margins for the quarters ended September 30, 2002 and 2001 would have been approximately 34.4% and 27.3%, respectively. Gross margin, excluding the unusual items, for the nine months ended September 30, 2002 and 2001 would have been 32.9% and 19.2%, respectively. The increase in margin is predominantly the result of:

•	ANTEC was a distributor of Arris Interactive L.L.C. products to major U.S. cable companies and earned approximately 15.0% margins. As the new ARRIS, we earn a much higher margin as the manufacturer of the product on both domestic and international sales

•	the broadband product category earns, on average, higher gross margins than the balance of the ARRIS portfolio

•	the Keptel and power product lines were sold. These product lines had, on average, gross margins less than the balance of the ARRIS portfolio

•	the cost reductions triggered by the closure of the factories and implementation of our outsourcing strategy, resulted in higher gross margins in 2002 in the transmission, optical, and outside plant product lines.

     Selling, General, Administrative, and Development (“SGA&D”) Expenses. SGA&D expenses increased in 2002 as a result of the inclusion in 2002 of additional expenses due to the acquisitions of Arris Interactive L.L.C. and Cadant, Inc. It should also be noted that certain unusual items impacted our SGA&D expenses in both 2002 and 2001. SGA&D expenses in the second quarter 2002 included a charge of approximately $20.2 million in connection with a reserve established for our outstanding receivables from Adelphia, who filed for bankruptcy during the quarter. Subsequently, during the third quarter of 2002, we recognized a gain of approximately $4.3 million from the sale of a portion of the Adelphia pre-bankruptcy receivables to an unrelated third party. Additionally, SGA&D expenses in the first and third quarter 2002 included approximately $2.4 million and $0.3 million, respectively, of severance costs related to workforce reductions. SGA&D expenses in the second quarter 2001 included approximately $3.7 million of severance costs related to workforce reductions reflected in operating expenses. SGA&D expenses for the three and nine-month periods ended September 30, 2002 were $50.1 million and $178.6 million, respectively, as compared to $44.4 million and $116.1 million during the same periods in 2001. Excluding the effects of the unusual items described above, the expenses for the three and nine-month periods ended September 30, 2002 would have been $54.0 million and $160.0 million, respectively, as compared to $44.4 million and $112.3 million during the same periods in 2001.

     Write-off of in-process R&D. We wrote off $18.8 million of acquired in-process research and development in connection with the Arris Interactive acquisition during the third quarter of 2001.

     Restructuring and Impairment Charges. In the third quarter of 2001, we announced a restructuring plan to outsource the functions of most of our manufacturing facilities. This decision to

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

reorganize was due in part to the ongoing weakness in industry spending patterns. The plan entailed the implementation of an expanded manufacturing outsourcing strategy and the related closure of the four factories located in El Paso, Texas and Juarez, Mexico. As a result, we recorded restructuring and impairment charges of $66.2 million. Included in these charges was approximately $32.0 million related to the write-down of inventories and approximately $1.7 million related to remaining warranty and purchase order commitments, which have been reflected in cost of sales. Also included in the restructuring and impairment charge was approximately $5.7 million related to severance and associated personnel costs, $5.9 million related to the impairment of goodwill due to the pending sale of the power product lines, $14.8 million related to the impairment of fixed assets, and approximately $6.1 million related to lease termination and other shutdown expenses of factories and office space. The personnel-related costs included termination expenses for the involuntary dismissal of 807 employees, primarily engaged in production and assembly functions performed at the facilities. ARRIS offered terminated employees separation amounts in accordance with our severance policy and provided the employees with specific separation dates. As of September 30, 2002, approximately $1.1 million related to severance, $1.2 million related to lease commitments, and $0.2 million related to purchase order commitments, warranty reserve, and other shutdown expenses remained in the accrual to be paid. It is anticipated that the restructuring will be completed during the first half of 2003.

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

     Amortization of Goodwill. Total goodwill amortization expense for the three and nine-month periods ended September 30, 2001 was $1.2 million and $3.7 million, respectively. Beginning January 1, 2002, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. See Note 6 of Notes to the Consolidated Financial Statements.

     Amortization of Intangibles. Total intangibles amortization expense for the three and nine-month periods ended September 30, 2002 was $8.7 million and $25.8 million, respectively. Total intangibles amortization expense for both the three and nine-month periods ended September 30, 2001 was $2.7 million. A majority of our current intangibles were acquired as a result of the Arris Interactive L.L.C. acquisition in the third quarter 2001 and the Cadant, Inc. acquisition in the first quarter 2002; therefore, we began recognizing the Arris Interactive L.L.C. amortization during the third quarter of 2001.

     Interest Expense. Interest expense for the quarters ended September 30, 2002 and 2001 was $1.4 million and $2.4 million, respectively. Interest expense for the first nine months of 2002 was $4.6 million, as compared to $7.5 million recorded during the first nine months of 2001. Interest expense for all periods reflects the cost of borrowings on our revolving credit facility including commitment fees and the interest paid on the 4.5% Convertible Subordinated Notes due 2003. During the quarter ended September 30, 2002, we did not have a balance outstanding under our credit facility, as compared to $27.3 million outstanding at September 30, 2001. The balance due on our Convertible Subordinated Notes at September 30, 2002 was $99.6 million, as compared to $115.0 million at September 30, 2001.

     Membership Interest. In conjunction with the acquisition of Arris Interactive L.L.C. during the third quarter 2001, we issued to Nortel Networks a subordinated redeemable preferred interest in Arris Interactive with a face amount of $100.0 million. This membership interest earns an accreting non-cash return of 10% per annum, compounded annually, and is due six months after the maturity date of the Company’s revolving credit facility, as amended or extended. The balance of the preferred membership interest as of September 30, 2002 was $111.8 million. For the three and nine months ended September 30,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

2002, we recorded membership interest expense of $2.7 million and $7.7 million, respectively, as compared to membership interest of $1.6 million for both the three and nine-month periods ended September 30, 2001.

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

     Loss on Investments. At the beginning of the third quarter of 2002, ARRIS owned shares of Lucent and Avaya stock, which are considered trading securities held for resale and are required to be carried at their fair market value with any gains or losses being included in earnings. During the third quarter of 2002, we sold all of our shares of Avaya stock and a portion of our Lucent stock, resulting in an overall gain on investments of $14 thousand. In calculating the fair market value of the remaining Lucent investment, we recognized a loss of $0.1 million during the three-month period ended September 30, 2002. For the nine months ended September 30, 2002, we recognized an overall loss of $0.7 million on our trading securities. During the three and nine months ended September 30, 2001, we recognized losses of $0.1 million and $0.8 million, respectively. As of September 30, 2002, the carrying value of the Lucent stock was $0.1 million.

     ARRIS offers a deferred compensation arrangement, which allows certain employees to defer a portion of their earnings and defer the related income taxes. These deferred earnings are invested in a “rabbi trust”, and are accounted for in accordance with Emerging Issues Task Force 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested. A rabbi trust is a funding vehicle used to protect deferred compensation benefits from events (other than bankruptcy). The investment in the rabbi trust is classified as a current asset on our balance sheet. During the third quarter of 2002, we recognized a loss of approximately $0.8 million in connection with realized losses on the related investments.

     During the second quarter 2002, we wrote off a $1.0 million investment in a technology start-up company. This company was unable to raise further financing and filed for bankruptcy during the second quarter.

     Loss (Gain) in Foreign Currency. During the third quarter 2002, ARRIS recorded a foreign currency gain of approximately $0.3 million. The first nine months of 2002 included a foreign currency gain of approximately $4.2 million, primarily related to the strengthening of the Euro as we have several European customers whose receivables and collections are denominated in Euros. During the third quarter 2002, we have evaluated and implemented a hedging strategy using forward contracts. For both the three and nine-month periods ended September 30, 2001, we recorded a foreign currency loss of approximately $0.1 million.

     Other Expense (Income). Other expense (income) for the quarters ended September 30, 2002 and 2001 was $0.8 million and $2.5 million, respectively. During the third quarter 2002, we recorded amortization of deferred finance fees of approximately $0.7 million and bank charges of $0.1 million. During the third quarter 2001, we recorded an equity loss in Arris Interactive L.L.C. of $1.7 million. We ceased to record the equity gains/losses of this investment upon the acquisition of Arris Interactive L.L.C. in August 2001. Additionally, amortization of deferred finance fees of approximately $0.4 million and bank charges of approximately $0.8 million were recorded during the third quarter 2001. These losses were partially offset with a gain on the disposal of fixed assets of approximately $0.4 million.

     Other expense (income) for the nine months ended September 30, 2002 and 2001 was $2.2 million and $9.4 million, respectively. The first nine months of 2002 included amortization of deferred finance fees of $1.9 million and a loss on the disposal of fixed assets of approximately $0.3 million. The first nine months of 2001 included an equity loss in Arris Interactive L.L.C. of $8.6 million and amortization of deferred finance fees of approximately $0.8 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     Income Tax (Benefit) Expense. During the nine months ended September 30, 2002, we recorded an income tax benefit of $6.8 million as a result of a change in tax legislation, allowing us to carry back losses for five years versus the previous limit of two years. During the third quarter of 2002, we received approximately $13.3 million related to net operating loss carrybacks. During the third quarter of 2001, we established a valuation allowance in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. We continually review the adequacy of the valuation allowance and recognize the benefits of deferred tax assets only as reassessment indicates that it is more likely than not that the deferred tax assets will be realized. The income tax calculation for the nine months ended September 30, 2001 generated a net expense of approximately $27.6 million.

     Cumulative Effect of Accounting Change – Goodwill. ARRIS adopted SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. Under the transitional provisions of SFAS No. 142, we recorded a goodwill impairment loss of approximately $58.0 million. The impairment loss has been recorded as a cumulative effect of a change in accounting principle on the accompanying Consolidated Statements of Operations for the nine months ended September 30, 2002. Our remaining goodwill will be reviewed again in the fourth quarter of 2002, and will be adjusted for any further impairment.

     Net Income (Loss). Net income of $3.5 million or $0.04 per basic and diluted share was recorded for the third quarter 2002, as compared to a net loss of $(132.5) million or $(2.13) per basic and diluted share for the third quarter 2001. Third quarter results for 2002 included a loss on investments of approximately $0.1 million, a gain related to the sale of a portion of our Adelphia receivables of $4.3 million, and severance charges of approximately $0.6 million. The quarterly results for 2001 included restructuring and impairment expenses of approximately $32.5 million, inventory write-offs of $32.0 million, warranty and purchase order commitment write-offs of $1.7 million, income tax valuation charges of $38.1 million, an in-process R&D write-off of $18.8 million, a market adjustment of $0.1 million on the Company’s investment in Lucent and Avaya, and an extraordinary loss of $1.9 million in connection with the write-off of the remaining deferred finance fees on the previous credit facility. Exclusive of the above transactions, the net income (loss) for the three months ended September 30, 2002 was $(0.1) million or $0.00 per basic and diluted share, as compared to a net loss for the same period in 2001 of $(7.4) million or $(0.12) per basic and diluted share.

     A net loss of $(97.1) million or $(1.19) per basic and diluted share was recorded for the first nine months of 2002, as compared to a net loss of $(154.2) million or $(3.33) per basic and diluted share for the first nine months of 2001. The results for 2002 included a loss on investments of approximately $1.7 million, a write-down of power product line inventory of $2.1 million, a loss on the sale of the Keptel product line of $8.5 million, a reserve charge for our Adelphia receivables of $20.2 million, a loss on debt conversion of $9.3 million, an income tax benefit as a result of a change in tax legislation of $6.8 million, a charge due to a cumulative effect of accounting change of $58.0 million, severance costs of approximately $3.7 million, and a gain related to the sale of a portion of our Adelphia receivables of $4.3 million. The results for 2001 included restructuring and impairment expenses of approximately $32.5 million, inventory write-offs of $32.0 million, warranty and purchase order commitment write-offs of $1.7 million, income tax valuation charges of $38.1 million, an in-process R&D write-off of $18.8 million, market adjustments of $0.8 million on the Company’s investment in Lucent and Avaya, an extraordinary loss of $1.9 million in connection with the write-off of the remaining deferred finance fees on the previous credit facility, severance expense of $5.0 million, a one-time warranty expense of $4.7 million, and the related tax benefit of all unusual items of $(4.4) million. Exclusive of the above transactions, the net loss for the nine months ended September 30, 2002 was $(4.8) million or $(0.06) per basic and diluted share, as compared to a net loss for the same period in 2001 of $(23.0) million or $(0.50) per basic and diluted share.

     Cash Earnings. The Company believes that cash earnings (loss) and cash earnings (loss) per share, excluding unusual items, are additional meaningful measures of operating performance. However, this information will necessarily be different from comparable information provided by other companies

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

and should not be used as an alternative to our operating and other financial information as determined under accounting principles generally accepted in the United States. This table should not be considered in isolation or in accordance with accounting principles generally accepted in the United States, or as a measure of the Company’s profitability or liquidity.

	For the Three Months				For the Nine Months
	Ended September 30,				Ended September 30,
	2002		2001		2002		2001

	(dollars in thousands)
Net income (loss)		$3,487		$(132,465)		$(97,121)		$(154,171)
Add: Goodwill and intangible amortization		8,708		3,949		25,786		6,408

Cash earnings (loss), including unusual items		12,195		(128,516)		(71,335)		(147,763)
Unusual Items:
Severance expense, net of tax		605		—		3,658		2,944
One-time warranty expense, net of tax		—		—		—		2,749
Loss on investments, net of tax		83		88		1,653		522
Income tax benefit due to change in tax law....		—		—		(6,800)		—
Cumulative effect of accounting change		—		—		57,960		—
Write-down of inventories		—		33,668		2,144		33,668
Restructuring and impairment charges		—		32,541		—		32,541
Write-off of acquired in-process R&D		—		18,800		—		18,800
Write-off of deferred finance fees		—		1,853		—		1,853
Valuation reserves adjustment for deferred tax		—		38,117		—		38,117
Loss on sale of Keptel product line		—		—		8,536		—
Allowance for Adelphia receivable		—		—		20,194		—
Gain on sale of Adelphia receivable		(4,277)		—		(4,277)		—
Loss on debt conversion		—		—		9,276		—

Cash earnings (loss), excluding unusual items		$8,606		$(3,449)		$21,009		$(16,569)

Cash earnings (loss) per share, excluding unusual items	$	$ 0.10	$	$ (0.06)	$	$ 0.25	$	$ (0.36)

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     Following is a summary of our contractual obligations and commercial commitments as of September 30, 2002:

	Payments due by period

Significant Contractual Obligations	0-3 years	3-5 years	After 5 years	Total

	(in millions)
4.5% convertible subordinated notes	$99.6	$—	$—	$99.6
Operating leases	21.0	7.1	2.7	30.8
Sublease income	(2.4)	—	—	(2.4)
Capital leases	1.5	—	—	1.5
Membership interest	111.8	—	—	111.8

Financial Liquidity and Capital Resources

Financing

     In connection with the Arris Interactive L.L.C. acquisition in 2001, all of our existing bank indebtedness was refinanced. The facility, as subsequently amended, is an asset-based revolving credit facility permitting us to borrow up to $125.0 million (which can be increased under certain conditions by up to $25.0 million), based upon availability under a borrowing base calculation. In general, the borrowing base is limited to 85% of net eligible receivables (with a cap of $5.0 million in relation to foreign receivables), subject to a reserve of $10.0 million. In addition, upon attaining appropriate asset appraisals we may include in the borrowing base calculation 80% of the orderly liquidation value of net eligible inventory (not to exceed $60.0 million). The facility contains traditional financial covenants, including fixed charge coverage, senior debt leverage, minimum net worth, and minimum inventory turns ratios. The facility is secured by substantially all of our assets. The credit facility has a maturity date of August 3, 2004. The commitment fee on unused borrowings is 0.75%. The availability under the credit facility at September 30, 2002 was approximately $54.2 million. As of September 30, 2002, we had no borrowings under the facility.

     The credit facility was amended on September 30, 2002, to allow us to use existing cash reserves as well as the credit facility to redeem the outstanding Notes during the third and fourth quarters of 2002 and the second quarter of 2003. Under the conditions imposed by this recent amendment, in order to use cash on hand or borrowings under the credit facility to redeem additional Notes, there must not be any event of default, we must retain at least $15.0 million in cash and/or credit availability after giving effect to the redemptions and we must achieve certain consolidated EBITDA targets. The requirement of retaining at least $15.0 million in cash and/or credit availability is in addition to the $10.0 million reserve under our borrowing base. In October 2002, we met these conditions and were able to expend $50.0 million to redeem Notes. In order to redeem additional Notes in the second quarter of 2003, we must meet all of the conditions, including achieving a cumulative consolidated EBITDA (as calculated under the credit agreement) for the third and fourth quarters of 2002 and the first quarter of 2003 of at least $32,850,000.

     As of March 31, 2002, there were $115.0 million of our 4.5% Convertible Subordinated Notes (“Notes”) due May 15, 2003. In April 2002, we exchanged 1,017,285 shares of our common stock for $9.7 million of the Notes in private transactions. On May 10, 2002, as part of a public exchange offer, we exchanged 576,504 shares of common stock for approximately $5.7 million of the Notes. We recorded the exchanges in accordance with SFAS No. 84, Induced Conversions of Convertible Debt, which requires the recognition of an expense equal to the fair value of additional shares of common stock issued in excess of the number of shares that would have been issued upon conversion under the original terms of the Notes. In connection with these exchanges, we recorded a non-cash loss of approximately $8.7 million, based upon a weighted average common stock value of $9.10 (as compared with a common stock value of $24.00 per share in the original conversion ratio for the Notes). We also incurred associated fees of $0.6 million related to these exchanges, resulting in an overall net loss of $9.3 million.

     In October of 2002, we expended approximately $50.0 million from cash generated from operations to redeem $51.5 million of Notes in private transactions. We anticipate redeeming the remaining balance of approximately $48.1 million of Notes during the second quarter of 2003 through cash from operations, borrowings under our current credit facility, proceeds from asset sales or some other

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

method. Our ability to redeem these Notes is subject to meeting certain conditions under our credit facility, including the absence of any event of default, having at least $15.0 million in cash and/or credit availability and achieving a cumulative consolidated EBITDA (as calculated under the credit agreement) for the third and fourth quarters of 2002 and the first quarter of 2003 of at least $32,850,000. The requirement of retaining at least $15.0 in cash and/or credit availability is in addition to the $10.0 million reserve under our borrowing base. In the event that we do not satisfy the conditions in the credit facility, we will be required to seek a waiver to permit us to redeem the remaining Notes.

     In connection with the acquisition of Arris Interactive L.L.C., Nortel received a subordinated redeemable preferred membership interest in Arris Interactive with a face amount of $100.0 million. The preferred membership interest earns an accreting non-cash return of 10% per annum, compounded annually, and is redeemable in approximately four quarterly installments commencing February 3, 2002, provided that certain availability and other tests are met under the our revolving credit facility as described in Note 7 of the Notes to the Consolidated Financial Statements. Those tests are not expected to be met in 2002, and if not met, no payments are due. No amounts were redeemed during the nine months ended September 30, 2002. The balance of the preferred membership interest as of September 30, 2002 was $111.8 million. In June 2002, the Company entered into an option agreement with Nortel Networks that permits Arris Interactive to redeem Nortel Networks’ membership interest in Arris Interactive at a discount of 21% prior to June 30, 2003.

Interest Rates

     As of September 30, 2002, we did not have any floating rate indebtedness. The interest rate on our Notes was 4.5% during the quarter. At September 30, 2002, we did not have any outstanding interest rate swap agreements.

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

     ARRIS has certain international customers who are billed in their local currency. The monetary value of this business has increased since the acquisition of Arris Interactive L.L.C. and its corresponding international customer base formerly served through Nortel. Since the acquisition of Arris Interactive L.L.C., the monetary exchange fluctuations from the time of invoice to the time of payment had not been significant. However, during the second quarter 2002 the Euro increased over the US dollar enough to cause a significant foreign exchange gain. Beginning in the third quarter 2002, ARRIS has implemented a hedging strategy and has entered into forward contracts based on a percentage of expected foreign currency receipts. The percentage can vary, based on the predictability of cash receipts. In July 2002, we entered into five forward contracts for approximately 31.0 million Euros with expirations from August to December 2002. ARRIS will periodically review its accounts receivable in foreign currency and purchase additional forward contracts when appropriate.

Financial Instruments

     In the ordinary course of business, we will from time to time, enter into financing arrangements with customers. These financial instruments include letters of credit, commitments to extend credit and guarantees of debt. These agreements could include the granting of extended payment terms that result in longer collection periods for accounts receivable and slower cash inflows from operations and/or could result in the deferral of revenue. As of September 30, 2002, we had approximately $1.6 million outstanding under letters of credit with our banks.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Investments

     In the ordinary course of business, we may make strategic investments in the equity securities of various companies, both public and private. During the second quarter of 2000, we invested $1.0 million in preferred stock of Chromatis Networks, Inc. In June of 2000, Lucent Technologies acquired Chromatis and the preferred stock was converted into shares of Lucent’s stock. Additionally, during the third quarter of 2000, we received shares of Avaya stock as a result of Lucent’s spinoff of Avaya, Inc. During the third quarter of 2002, we sold all of our shares of Avaya stock and a portion of our Lucent stock, resulting in an overall gain on investments of $14 thousand. Our current remaining investment in Lucent Technologies is approximately $0.1 million at September 30, 2002. This investment is considered a trading security, and accounted for less than 1% of our total investments at September 30, 2002. Changes in the market value of this security is recognized in income and resulted in pre-tax losses of approximately $0.1 million for each of the quarters ended September 30, 2002 and 2001, and $0.7 million and $0.8 million for the nine-month periods ended September 30, 2002 and 2001, respectively.

     Our remaining investments in marketable securities, totaling $1.4 million, are classified as available for sale and accounted for approximately 11% of our total investments at September 30, 2002. Changes in the market value of these investments are reported in comprehensive income and are a component of equity. As of September 30, 2002, the accumulated unrealized holding loss on available for sale investments was $3.5 million. The remaining 88% of the Company’s investments at September 30, 2002, totaling $11.0 million, consisted of securities that are not traded actively in a liquid market and are accounted for on the cost method. ARRIS evaluates each investment on a quarterly basis, and records an impairment if deemed to be other than temporary..

     During the second quarter 2002, ARRIS wrote off a $1.0 million investment in a technology start-up company. This company was unable to raise further financing and filed for bankruptcy during the second quarter.

Capital Expenditures

     Our capital expenditures were $2.9 million and $3.0 million in the three months ended September 30, 2002 and 2001, respectively. Capital expenditures for the first nine months of 2002 and 2001 were $6.8 million and $7.4 million, respectively. We had no significant commitments for capital expenditures at September 30, 2002. Management expects to invest approximately $10.0 million in total capital expenditures for the year 2002.

Cash Flow

     Cash levels increased by approximately $88.7 million during the first nine months of 2002 as compared to a decrease of approximately $3.8 million during the same period of the prior year. Operating activities in 2002 provided approximately $66.3 million in positive cash flow and financing activities provided $22.4 million, while investing activities used approximately $0.1 million in cash flow.

     Operating activities provided cash of $66.3 million during the first nine months of 2002. A net loss used $97.1 million in cash flow during this period. Other non-cash items, including depreciation, amortization, provisions for doubtful accounts, loss on investments, loss on debt exchange, loss on sale of product line, loss on disposal of fixed assets, and the cumulative effect of an accounting change, accounted for positive adjustments of approximately $152.3 million during the first nine months of 2002. Decreases in other receivables, inventory, and income taxes recoverable provided positive cash flows of $6.3 million, $38.2 million, and $5.1 million, respectively; and an increase in accrued membership interest provided positive cash flows of $7.7 million. These net cash inflows were offset by an increase in accounts receivable of $27.4 million, a decrease in accounts payable and accrued liabilities of $14.8 million, and an aggregate change in various other assets and liabilities of $3.9 million through September 30, 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     Operating activities provided cash of $79.3 million during the first nine months of 2001. A net loss used $154.2 million in cash flow during this period. Other non-cash items, including depreciation, amortization, provisions for doubtful accounts, deferred income taxes, a loss on an equity investment, a gain on the disposal of fixed assets, a write-off of in-process R&D, impairment of fixed assets, a write-down of inventory, and a loss on investments accounted for positive adjustments of approximately $124.9 million during the first nine months of 2001. Decreases in accounts receivable, inventory, and income taxes recoverable provided positive cash flows of $22.0 million, $75.0 million, and $17.9 million, respectively; and an aggregate change in various other assets and liabilities provided positive cash of $2.8 million. An increase in accrued membership interest provided positive cash flows of $1.6 million. These net cash inflows were offset by an increase in other receivables of $5.9 million and a decrease in accounts payable and accrued liabilities of $4.8 million through September 30, 2001.

     Days sales outstanding (“DSO”) was approximately 65 days at September 30, 2002 as compared to 66 days outstanding at the close of the second quarter 2002. DSO’s at the end of the third quarter of 2001 was 73 days.

     Inventory at September 30, 2002 was $132.9 million, as compared to $144.6 million at June 30, 2002 and compared to $248.1 million at September 30, 2001. Inventory turns during the third quarter 2002 improved to 3.7 times, as compared to 3.4 times recorded at the end of the second quarter 2002 and compared to 2.7 turns during the third quarter of 2001. Inventory decreased by $55.1 million during the nine months ended September 30, 2002. Of this decrease, approximately $17.5 million related to inventory sold to the buyer of the Keptel product line, which was offset by an adjustment to Cadant purchase price of $0.6 million. The net result was an inventory reduction of $38.2 million from ongoing operations during the first nine months of 2002. (See Note 4 of Notes to the Consolidated Financial Statements) Inventory levels related to operating activities for the first nine months of 2001 decreased by approximately $75.0 million, net of the effects of the acquisition and the inventory write-downs in the third quarter of 2001. The improvement in inventory turns was the result of aggressive inventory management, as well as the sale of Keptel product line inventory.

     A decrease in accounts payable and accrued liabilities used approximately $14.8 million, while an increase in accrued membership interest provided $7.7 million in cash during the first nine months of 2002. Accounts payable and accrued liabilities used approximately $4.8 million in cash while an increase in accrued membership interest provided $1.6 million in cash during the same period in 2001.

     Cash flows provided by investing activities were $22.4 million for the nine months ended September 30, 2002, as compared to a net cash use of $15.6 million for the same period in 2001. The investments made during 2002 included approximately $6.8 million to purchase capital assets and $0.9 million in funds paid for the Cadant, Inc. acquisition, net of the cash acquired in the transaction. These outlays were offset with cash proceeds of $30.0 million in connection with the sale of the Keptel product line, and proceeds of approximately $0.1 million from the sale of our Lucent and Avaya investments. The investments during the first nine months of 2001 included $7.4 million spent on capital assets, $7.7 million in funds paid for the Arris Interactive L.L.C. acquisition, and approximately $1.5 million spent in strategic investments. These cash outflows were partially offset with cash proceeds of $1.0 million from the sale of property and equipment.

     Cash flows in financing activities were breakeven for the nine months ended September 30, 2002 as compared to a cash outlay of $67.5 million for the same period in 2001. The results for both 2002 and 2001 were affected by the issuance of common stock that provided positive cash flows of approximately $1.0 million and $0.9 million, respectively. During the first nine months of 2002, we paid approximately $0.7 million in capital lease payments and $0.4 million in deferred financing fees. During the first nine months of 2001, we paid down approximately $61.7 million on our credit facility, whereas in 2002 we had no balance outstanding on our revolving debt. Financing fees of $6.6 million were paid in the first half of 2001.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

     Management ’s Discussion and Analysis of Financial Condition and Results of Operations discusses ARRIS’ Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to customer incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, financing operations, warranty obligations, restructuring costs, retirement benefits, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Risk Factors

     ARRIS’ business is dependent on customers’ capital spending on broadband communication systems. Reductions by customers in capital spending have adversely affected ARRIS ’ business, and could continue to adversely affect ARRIS’ future business.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     Developments in the industry and in the capital markets over the past two years have reduced access to funding for new and existing customers, causing delays in the timing and scale of deployments of our equipment, as well as the postponement or cancellation of certain projects by our customers. In addition, during the same period ARRIS and other vendors received notification from several customers that they were canceling new projects or scaling back existing projects or delaying new orders to allow them to reduce inventory levels which were in excess of their current deployment requirements.

     In addition, several of our customers have accumulated significant levels of debt and have recently announced, or are expected to announce, financial restructurings, including bankruptcy filings. For example, Adelphia declared bankruptcy during the first half of 2002, while the parent company of Cabovisao recently issued an announcement that suggests that it may have difficulty in accessing or refinancing its senior credit facility. Even if the financial health of these and other customers improve, we cannot assure you that these customers will be in a position to purchase new equipment at levels we have seen in the past. In addition, the recent bankruptcy of Adelphia has further heightened concerns in the financial markets about the domestic cable industry. The concern, coupled with the current uncertainty and volatile capital markets has further pressured the market values of domestic cable operators and may further restrict their access to capital.

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

     The markets for broadband communication systems are extremely competitive and dynamic, requiring the companies that compete in these markets to react quickly and capitalize on change. This will require ARRIS to retain skilled and experienced personnel as well as deploy substantial resources toward meeting the ever-changing demands of the industry. ARRIS competes with national and international manufacturers, distributors and wholesalers, including many companies larger than ARRIS. ARRIS’ major competitors include:

•	ADC Telecommunications, Inc.

•	C-COR.net Corporation

•	Cisco Systems

•	Harmonic Inc.

•	Juniper Networks

•	Motorola, Inc.

•	Phillips

•	Riverstone Networks, Inc.

•	Scientific-Atlanta, Inc.

•	Tellabs Inc.

•	Terayon Communication Systems

     The rapid technological changes occurring in the broadband markets may lead to the entry of new competitors, including those with substantially greater resources than ARRIS. Because the markets in which the Company competes are characterized by rapid growth and, in some cases, low barriers to entry, smaller niche market companies and start-up ventures also may become principal competitors in the future. Actions by existing competitors and the entry of new competitors may have an adverse effect on ARRIS ’ sales and profitability. The broadband communications industry is further characterized by rapid technological change. In the future, technological advances could lead to the obsolescence of some of ARRIS’ current products, which could have a material adverse effect on ARRIS’ business.

     Further, many of ARRIS’ larger competitors are in a better position to withstand any significant reduction in capital spending by customers in these markets. They often have broader product lines and market focus and therefore will not be as susceptible to downturns in a particular market. In addition, several of ARRIS’ competitors have been in operation longer than ARRIS and therefore have more long-

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

standing and established relationships with domestic and foreign broadband service users. ARRIS may not be able to compete successfully in the future, and competition may harm ARRIS’ business.

     ARRIS’ business has primarily come from a limited number of key customers. The loss of one of these customers or a significant reduction in services to one of these customers would have a material adverse effect on ARRIS’ business.

     Our two largest customers are AT&T, including AT&T Broadband, and Cox Communications. For the nine months ended September 30, 2002, sales to AT&T accounted for approximately 39.9% of ARRIS’ total sales, while Cox Communications accounted for approximately 13.2%. We currently are the exclusive provider of telephony products for both AT&T Broadband in eight metro areas, and for Cox Communications. In addition, we have two other customers who accounted for more than 5%, each, of our total sales for the nine months ended September 30, 2002; one of these customers is Cabovisao. On October 17, 2002, the parent company of Cabovisao issued an announcement that suggests that it may have difficulty in accessing or refinancing its senior credit facility in the future. As of September 30, 2002, Cabovisao owed us approximately 16.6 million Euros in accounts receivable and owed us approximately 20.1 million Euros as of October 31, 2002. The loss of AT&T Broadband, Cox Communications or one of our other large customers, or a significant reduction in the services provided to any of them would have a material adverse impact on ARRIS. In addition, AT&T Broadband and Comcast Communications are currently pursing a merger of those companies. As a result of the pending merger, we anticipate possible interruptions in purchasing from AT&T in the fourth quarter 2002 and 2003.

     Our credit facility imposes financial covenants that may adversely affect the realization of our strategic objectives.

     We and certain of our subsidiaries have entered into a revolving credit facility providing for borrowing up to a committed amount of $125.0 million, with borrowing also limited by a borrowing base determined by reference to eligible accounts receivable and, subject to obtaining appropriate appraisals, eligible inventory. As of September 30, 2002, the borrowing base was $54.2 million. The committed amount under this revolving credit facility may be increased by up to $25.0 million, under certain conditions at a later date upon the agreement of the lenders thereunder. The credit facility imposes, among other things, covenants limiting the incurrence of additional debt and liens and requires us to meet certain financial objectives.

     The credit facility was amended on September 30, 2002, to allow us to use existing cash reserves as well as the credit facility to redeem the outstanding Notes. Under the conditions imposed by this recent amendment, in order to use cash on hand or borrowings under the credit facility to redeem additional Notes, there must not be any event of default, we must retain at least $15.0 million in cash and/or credit availability after giving effect to the redemptions and we must achieve certain consolidated EBITDA targets. The requirements of retaining at least $15.0 million in cash and/or credit availability is in addition to the $10.0 million reserve under our borrowing base. In

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

October 2002, we met these conditions and were able to expend $50.0 million to redeem $51.5 million of Notes. In order to redeem additional Notes in the second quarter of 2003, we must meet all of the conditions, including achieving a cumulative consolidated EBITDA (as calculated under the credit agreement) for the third and fourth quarters of 2002 and the first quarter of 2003 of at least $32,850,000. In the event that we do not satisfy the conditions in the credit facility, we will be required to seek a waiver to permit us to redeem the remaining Notes.

     We have substantial stockholders that may not act consistent with the interests of the other stockholders.

     As of September 30, 2002, Nortel Networks owned approximately 26.7% of our common stock and Liberty Media Corporation beneficially owned approximately 9% of our common stock. These respective ownership interests result in both Nortel Networks and Liberty Media having a substantial influence over ARRIS. Nortel Networks and Liberty Media may not exert their respective influences in a manner that is consistent with the interests of other stockholders. Nortel Networks is, in its capacity as a stockholder, able to block stockholder action, including, for instance, stockholder approval of a merger or large acquisition. In connection with the sale of shares of our common stock by Nortel Networks in June of 2002, we agreed to relax restrictions in the investor rights agreement that will make it easier for Nortel Networks to sell its remaining shares of our stock effective September 30, 2002.

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

     We have anti-takeover defenses that could delay or prevent an acquisition of our company.

     On October 3, 2002, ARRIS’ board of directors approved the adoption of a shareholder rights plan (commonly known as a “poison pill”). This plan is not intended to prevent a takeover, but to protect and maximize the value of shareholders’ interests. This agreement could make it more difficult for a third party to acquire us or may delay that process.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

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

     Competition for qualified personnel is intense, and ARRIS may not be successful in attracting and retaining key executives, marketing, engineering and sales personnel, which could impact our ability to maintain and grow our operations. ARRIS’ future success will depend, to a significant extent, on the ability of our management to operate effectively. In the past, competitors and others have attempted to recruit ARRIS employees and in the future, these attempts may continue. The loss of services of any key personnel, the inability to attract and retain qualified personnel in the future or delays in hiring required personnel could negatively affect ARRIS ’ business.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

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

     The Company is exposed to various market risks, including interest rates and foreign currency rates. Changes in these rates may adversely affect its results of operations and financial condition. To manage the volatility relating to these typical business exposures, the Company may enter into various derivative transactions, when appropriate. The Company does not hold or issue derivative instruments for trading or other speculative purposes. Interest rate changes did not impact the Company’s revolving credit facility, as there were no amounts outstanding under our credit facility during the quarter ended September 30, 2002.

     In the past, the Company has used interest rate swap agreements, with large creditworthy financial institutions, to manage its exposure to interest rate changes. These swaps would involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. At September 30, 2002, the Company did not have any outstanding interest rate swap agreements.

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

Item 4. CONTROLS AND PROCEDURES

     (a)     Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

     (b)     Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

PART II

OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

     On October 3, 2002, our Board of Directors approved the adoption of a Shareholder Rights Plan. To implement the Rights Plan, the Board of Directors declared a dividend consisting of one Right for each share of ARRIS Common Stock outstanding at the close of business on October 25, 2002. Initially, the Rights will trade automatically with the Common Stock and separate Rights Certificates will not be issued. The Rights only become exercisable if a person or group acquires beneficial ownership of 15% or more of ARRIS Common Stock or announces a tender or exchange offer for 15% or more of the Common Stock or similar transaction.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number	Description of Exhibit

4.1	Rights Agreement, between ARRIS Group, Inc. and The Bank of New York, as Rights Agent, which includes as Exhibit A the Form of Certificate of Designations, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights (incorporated herein by reference to Exhibit 4.1 to ARRIS Group’s Form 8-K, dated October 3, 2002).

10.1	Fifth Amendment to Credit Agreement, dated as of September 30, 2002 (incorporated herein by reference to Exhibit 10.1 to ARRIS Group’s Form 8-K, dated September 30, 2002).

(b)  Reports on Form 8-K

On October 3, 2002, ARRIS filed a report on Form 8-K relating to Item 5, Other Events and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, to describe the Rights Agreement, dated October 3, 2002.

On October 10, 2002, ARRIS filed a report on Form 8-K relating to Item 5, Other Events and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, to disclose the fifth amendment to our credit agreement, dated September 30, 2002.

SIGNATURES

     Pursuant to the requirements the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARRIS GROUP, INC.

/s/ LAWRENCE A. MARGOLIS
Lawrence A. Margolis
Executive Vice President
Chief Financial Officer

Dated: November 14, 2002

Certification Pursuant to § 302 of the Sarbanes-Oxley Act of 2002

I, Robert J. Stanzione, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ARRIS Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant ’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant ’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant ’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant ’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ ROBERT J. STANZIONE
Robert J. Stanzione
President and Chief Executive Officer

Certification Pursuant to § 302 of the Sarbanes-Oxley Act of 2002

I, Lawrence A. Margolis, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ARRIS Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant ’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant ’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant ’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant ’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ LAWRENCE A. MARGOLIS
Lawrence A. Margolis
Executive Vice President, Chief Financial Officer and Secretary