Form 10-K
period 2002-12-31
ARRIS GROUP INC
filed 2003-03-27
CIK 1141107

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

     ARRIS Group's Common Stock is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934. ARRIS Group (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

     Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained in a definitive proxy statement, portions of which are incorporated by reference in Part III of this Form 10-K.

     The aggregate market value of ARRIS Group's Common Stock held by non-affiliates as of June 28, 2002 was approximately $270,446,897 (computed on the basis of the last reported sales price per share $4.48 of such stock on the Nasdaq National Market System). As of March 24, 2003, 74,641,555 shares of the registrant's Common Stock were outstanding. For these purposes, directors, officers and 10% shareholders have been assumed to be affiliates. ARRIS Group, Inc. is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     Portions of ARRIS Group's Proxy Statement for its 2003 Annual Meeting of Stockholders are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                        PART I
ITEM 1.      Business....................................................    1
               - General.................................................    1
               - Industry Overview.......................................    1
               - Our Principal Products..................................    3
               - Sales and Marketing.....................................    6
               - Customers...............................................    6
               - Research and Development................................    8
               - Intellectual Property...................................    9
               - Product Sourcing and Distribution.......................    9
               - Backlog.................................................    9
               - International Opportunities.............................   10
               - Competition.............................................   10
               - Employees...............................................   11
               - Background and History..................................   11
ITEM 2.      Properties..................................................   12
ITEM 3.      Legal Proceedings...........................................   13
ITEM 4.      Submission of Matters to a Vote of Security Holders.........   13
                                       PART II
ITEM 5.      Market for Registrant's Common Equity and Related
             Stockholder Matters.........................................   15
ITEM 6.      Selected Consolidated Historical Financial Data.............   16
ITEM 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................   20
ITEM 7A.     Quantitative and Qualitative Disclosures About Market
             Risk........................................................   47
ITEM 8.      Consolidated Financial Statements and Supplementary Data....   47
ITEM 9.      Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure....................................   47
                                       PART III
ITEM 10.     Directors and Executive Officers of the Registrant..........   84
ITEM 11.     Executive Compensation......................................   84
ITEM 12.     Security Ownership of Certain Beneficial Owners and
             Management..................................................   84
ITEM 13.     Certain Relationships and Related Transactions..............   84
ITEM 14.     Controls and Procedures.....................................   84
                                       PART IV
ITEM 15.     Exhibits, Financial Statement Schedules and Reports on Form
             8-K.........................................................   84
ITEM 15(a).  Index to Consolidated Financial Statements and Financial
             Statement Schedules.........................................   85
Signatures...............................................................   90

                                     PART I

ITEM 1.  BUSINESS

     As used in this Annual Report, "we," "our," "us," "the Company," and "ARRIS" refer to Arris Group, Inc. and our consolidated subsidiaries without limitation, including Arris International, Inc. (formerly ANTEC Corporation) and Arris Interactive L.L.C., unless the context otherwise requires.

GENERAL

     We develop and supply equipment and technology for cable system operators and other broadband service providers which allow them to deliver a full range of integrated voice, video and data services to their subscribers. Further, we are a leading supplier of infrastructure products used by cable system operators in the build-out and maintenance of hybrid fiber coaxial, or HFC, networks. We are the successor to ANTEC Corporation.

     Our principal executive offices are located at 11450 Technology Circle, Duluth, Georgia 30097, and our telephone number is (678) 473-2000. We also have a worldwide website at http://www.arrisi.com. We are currently developing the system on our website that will provide copies or hyperlinks to copies of the annual, quarterly and current reports we file with the Securities and Exchange Commission and any amendments to those reports. We will provide copies of such reports in electronic or paper form free of charge upon request to Investor Relations.

INDUSTRY OVERVIEW

     We provide our products and equipment principally to the cable television market and, more specifically, to operators of multiple cable systems, or MSOs. In recent years, the technology used in cable systems has evolved significantly. Historically, cable systems offered only one-way video service. Due to technological advancements and large investments in infrastructure upgrades, these systems have evolved to become two-way broadband systems featuring high-speed, high-volume, interactive services. In the United States alone, MSOs have aggressively upgraded their networks to cost-effectively support and deliver enhanced video, voice and data services and have invested over $70 billion in network upgrades. As a result, cable operators have been able to use broadband systems to increase their revenues by offering enhanced interactive subscriber services, such as high-speed data, telephony, digital video and video on demand, and to effectively compete against other broadband communications technologies, such as digital subscriber line, local multiport distribution service, direct broadcast satellite, and fixed wireless. Delivery of enhanced services also has helped MSOs offset slowing basic video subscriber growth and reduce subscriber churn.

     A key factor supporting the growth of broadband systems is the powerful growth of the internet. Rapid growth in the number of internet users and the demand for high-speed, high-volume interactive services has strained existing networks. Increasingly, the high-speed internet access experienced at work is being demanded at home. The increase in volume and complexity of the signals transmitted through the network has continually pushed broadband system operators to deploy new technologies as they evolve. Further, system operators are looking for products and technology that are flexible, cost effective, easily deployable and scalable to meet future demand and mix of services. Because the technologies are evolving and the signals are growing in complexity and volume, broadband system operators need equipment that provides the necessary technical capacity at a reasonable cost at the time of initial deployment and the flexibility to accommodate expansion and technological advances. We believe that our products position us well to meet these industry challenges.

     A broadband system consists of three principal components:

     - Headend. The headend is a central point in the cable system where signals are received via satellite and other sources and interfaces are located that connect the Internet and public switched telephony networks. The headend facility organizes, processes and retransmits those signals through the distribution network to subscribers.

     - Distribution Network. The distribution network consists of fiber optic and coaxial cables and associated optical and electronic equipment that allocates the combined signals from the headend and transmits them throughout the cable system to nodes.

     - Subscriber Premises. Cable drops extend from nodes to subscribers' homes and connect to a subscriber's television set, converter box, telephony network interface device or computer modem.

     As cable networks evolved from one-way video only networks to broadband networks, the underlying network elements have evolved and have been upgraded. Traditionally, cable systems used coaxial cable and a series of radio frequency, or RF, amplifiers throughout a distribution network. Today, most of the major cable systems have been, or will be, upgraded with fiber optic technology. The use of fiber optic technology enables operators to transmit wider bandwidth signals greater distances and with less signal degradation than in a traditional coaxial system. In addition, fiber optic cable's capacity to transmit a wider bandwidth over greater distances than coaxial cable allows for the transmission of more video, data and telephony services to a subscriber's premises. The use of fiber optic technology also reduces the overall maintenance costs associated with active electronic components. In a fiber optic network, optical signals are transmitted throughout the distribution system along a fiber optic cable from the headend to the node, where the signal is received and converted to RF electronic signals and transferred via coaxial cable to the subscriber premises. We offer to cable operators many of the hardware elements necessary for these upgrades and products to maintain their fiber optic networks.

     Significant advancements in technology have occurred which allow cable operators to offer services beyond their traditional video offering. Two key services are cable telephony and the provision of data. According to In-Stat/MDR, worldwide revenues from cable telephony services are projected to increase from $3.1 billion in 2002 to approximately $7.5 billion in 2006, representing a compound annual growth rate of 25%. Additionally, according to Gartner Dataquest, cable modem subscribers worldwide are projected to increase from 28.8 million in 2002 to over 56.1 million in 2006, representing a compound annual growth rate of 18%.

     Data is the method by which cable operators can offer to their customers high-speed access to the internet. We offer both headend and customer premises products to cable operators that enable them to offer this service to their subscribers. Our Cadant C4(TM) CMTS headend product is a high density, chassis-based product that provides the industry's most flexible built-in redundancy to ensure carrier-grade performance and allows operators to install the system for data applications today with a seamless transition to voice services in the future. We offer a competitive line of cable modems for the customer premises.

     The second key new service, cable telephony, is presently offered to cable operators using two distinct technologies: constant bit rate, or CBR, technology and Internet protocol, or IP, technology. CBR technology utilizes the switched-circuit technology currently used in traditional phone networks. Cable telephony using CBR technology is an established cable telephony solution deployed in approximately twenty-six countries. This is a proven carrier-class telephony solution that enables operators to directly compete with incumbent telephone carriers with voice services and class-features, which include caller ID, call-waiting and three-party conferencing. At the end of 2002, our Cornerstone CBR cable telephone products served over 3.5 million subscriber lines deployed by 42 operators in 101 cities in 13 countries. IP technology, also known as voice over IP, or VoIP, permits cable operators to provide toll-quality cable telephony at costs below those associated with CBR technology. VoIP technology has been deployed by several system operators throughout the world and is being tested in trials being conducted by other system operators. We offer telephony products using both of these technologies.

     Data and VoIP services are governed by a set of technical standards promulgated by CableLabs(R) in North America and TComLabs(R) in Europe, two industry standard-setting bodies. While the standards set by these two bodies necessarily differ in a few details to accommodate the differences in HFC network architectures between North America and Europe, they have a great deal in common. The primary data standard specification for cable operators in North America is entitled "Data Over Cable Service Interface Specification", or DOCSIS. Release 1.1 of this specification has been the governing standard for data services in North America. The Euro-DOCSIS standard Release 1.1 is the same for Europe. A new version of the standard, DOCSIS 2.0, was released in 2001, and suppliers, including us, are expected to begin deliveries of product compliant to this new standard in 2003. DOCSIS 2.0 builds upon the capabilities of DOCSIS 1.0 and DOCSIS 1.1 and adds additional throughput in the upstream portion of the cable plant -- from the consumer out to the Internet. In addition to the DOCSIS standards which govern data transmission, CableLabs has defined the PacketCable(R) standard for VoIP. This standard defines the interfaces among network elements such as cable modem termination systems, or CMTS, multi-media terminal adapters, or MTA, gateways and call management servers to provide high quality IP telephony service over the HFC network.

OUR PRINCIPAL PRODUCTS

     We provide cable system operators with a comprehensive product offering that meets their end-to-end needs, from headend to subscriber premises. We divide our product offerings into two categories:

Broadband...............................   - Cable telephony products, CBR telephony
                                             products and VoIP telephony products,
                                             including headend and subscriber
                                             premises equipment;
                                           - High speed data products, including
                                           DOCSIS headend and subscriber premises
                                             equipment;
                                           - Operational support systems; and
                                           - System integration services.
Supplies and Services...................   Infrastructure products for fiber optic or
                                           coaxial networks built under or above
                                           ground, including cable and strand,
                                           vaults, conduit, drop materials, tools,
                                           and test equipment.

BROADBAND

  Voice over IP and Data Products

     Headend -- The heart of a voice over IP headend is a cable modem termination system, or CMTS. A CMTS, along with a call agent, a gateway, and provisioning systems provide the ability to integrate the public-switched telephone network and high-speed data services over an HFC network. The CMTS provides the software and hardware to allow the IP traffic from the internet or that used in VoIP telephony to be converted for use on HFC networks. It is also responsible for initializing and monitoring all cable modems connected to the HFC network. We provide two products that are used in the cable operator's headend to provide VoIP and high-speed data services to residential or business subscribers. These are the Cornerstone Data CMTS 1500 and the Cadant C4 CMTS:

     - The Cadant C4 CMTS is a high density, chassis-based product that provides the industry's most flexible built-in redundancy to ensure carrier-grade performance. It is DOCSIS(TM) 1.1 and EuroDOCSIS 1.1 qualified and will support recently released DOCSIS 2.0 and PacketCable standards. Each chassis supports up to 32 downstream channels and 128 upstream channels making it one of the highest density scaleable headend products currently available. It will provide high-speed data and VoIP services in headends that service thousands to hundreds of thousands of high-speed data and VoIP subscribers.

     - The Cornerstone CMTS 1500 is a DOCSIS 1.1 and EuroDOCSIS 1.1 qualified CMTS. It is a scaleable headend solution, providing high-speed data and VoIP services in headends that service several thousand to 50,000 subscribers. We also provide a modular redundant chassis to enable CMTS 1500's to be grouped together with a four-to-one redundant architecture providing the requisite reliability for carrier-grade telephony operation.

     Subscriber Premises -- Subscriber premises equipment includes DOCSIS 1.0 and 1.1 certified cable modems for high-speed data applications and DOCSIS 1.1 and PacketCable certified cable modems with embedded multimedia terminal adapters, or E-MTA, for PacketCable-compliant VoIP applications. The PacketCable solution builds on DOCSIS 1.1 and its quality of service enhancements to support lifeline telephony deployed over HFC networks. The Touchstone product line provides carrier-grade performance to enable operators to provide all IP and video services on the same network using common equipment. We also are actively involved with the new evolving DOCSIS 2.0 standard and are participating in early interoperability testing with the Touchstone product family at CableLabs. The Touchstone product line consists of the Touchstone 300-series and 450-series Cable Modems, the Touchstone TM 202-series telephony modem for indoor applications and the Touchstone TP 202-series telephony port for outdoor deployments.

     - The Touchstone CM300A Cable Modem is DOCSIS 1.1-certified enabling it to be deployed in networks where advanced high-speed data features such as tiered data services are planned. The Touchstone 300B Cable Modem provides the same features as the CM300A but is EuroDOCSIS-certified for use in European and similar systems. We plan to introduce the Touchstone CM 450A/450C DOCSIS 2.0-based Cable Modems in the second quarter of 2003. These advanced modems deliver higher upstream speeds enabling operators to offer advanced services over HFC networks.

     - The Touchstone TM 202A/B/C E-MTAs are PacketCable-certified indoor E-MTAs that support enhanced services of high-speed data and up to two lines of IP telephony on the same network for residential and business subscribers. The Touchstone TM 202A is DOCSIS 1.1 certified for use in North American and similar cable systems. The Touchstone TM 202B is EuroDOCSIS 1.1 certified for use in European and similar cable systems. The Touchstone TM 202C is DOCSIS 1.1-based and designed specifically for the unique frequency plan of Japanese cable systems.

     - The Touchstone TM 202P/R E-MTAs are PacketCable certified and provide all of the features of the TM 202A/B/C series with the added benefit of an integral battery back-up system enabling the service provider to offer carrier-grade Telephony over IP, or ToIP(TM).

     - The Touchstone TP 202A/C Telephony Port is a rugged, environmentally hardened, ultra-reliable outdoor E-MTA that provides high-speed data access and up to four lines of carrier-grade ToIP(TM) for service providers wishing to compete by offering a service which is at parity with the local telephone company.

  Constant Bit Rate Products

     Headend -- We market our headend equipment under the brand name Cornerstone Voice. Cornerstone Voice products for the headend include host digital terminals, or HDTs. An HDT is the device that provides the interfaces, controls and communications channels between public-switched networks and the HFC network. Because the Cornerstone Voice system is easy to implement, economical and scaleable, network operators can offer telephony at low initial penetration levels and expand as customer demand increases. We design this equipment to meet the strict performance, reliability specifications, and demanding environmental requirements expected of a lifeline, carrier-class residential telephone service. This reliability and robust design enables our customers to compete with the incumbent local telephone company with an equivalent, and often superior, service offering.

     Subscriber Premises -- The key equipment at subscriber premises is a network interface unit, or NIU. We market our NIUs under the brand name Cornerstone Voice Port(TM). The Cornerstone Voice Port is the most widely deployed CBR NIU. Voice Port units operate in conjunction with the Cornerstone HDT to provide cable telephony while also maintaining a subscriber's existing video services. Operators who are also deploying high-speed data services, such as our Cornerstone, Cadant and Touchstone brands, may deploy cable modems inside the home or work premises and multiplex the data service signals on to the same HFC network as the Cornerstone Voice application. This combination of solutions provides subscribers with voice and high-speed data functionality from the same operator. The Voice Port portfolio includes a two-line single-family residence Voice Port NIU, a two-line indoor Voice Port NIU with an integrated backup battery, a four-line Voice Port NIU, and a twenty-four-line Voice Port NIU for multiple dwelling unit applications.

  Operational Support Systems (OSS)

     OSS stands for operational support systems. OSS are a group of networked software suites that enable operators to automate many of the functions required to install, provision, manage and grow a subscriber base while managing, maintaining and upgrading the network for the multiple services offered. Without OSS automation, operators cannot manage subscriber growth and network operations effectively.

     We are partnering with leading suppliers in the industry to provide operators with the ability to automatically provision headend and subscriber premises equipment to reflect subscribers' parameters, provide key data for third-party billing software, and complete maintenance operations. We are an authorized value added reseller of Alopa's MetaServ(TM), which provides automated provisioning software for control of the CMTS and cable modems. MetaServ works with various billing and middleware software programs. We have strategic relationships with other equipment vendors to integrate existing Cornerstone software for CMTS and cable modem OSS functions. Operators are able to perform OSS functions across Cornerstone Voice and Cornerstone Data employing the Cadant CMTS and Touchstone product lines using a common OSS solution. The Cadant G2 IMS software supports configuration performance and fault management of the Cadant C4 CMTS through easy to use graphical user interfaces. A single Cadant G2 IM Server can support up to 100 Cadant C4 CMTS chassis and 20 simultaneous client applications.

  System Integration Services

     We are a full service system integrator for converged services over HFC networks. We historically have been a pioneer in the voice and data over HFC business and have the experience and infrastructure in place to help operators launch these services. System integration offers the service provider a fully integrated solution that has been tested for end-to-end interoperability, performance, capacity, scalability, and reliability prior to ever being installed at the customer facility. System solution verification can be followed by complete headend and operations center design, installation, activation, and traffic planning. We offer the operator coordination of the project management for the suppliers and the overall program, and solution assurance services for the long-term, including upgrade support, system audits, and configuration management. Our systems integration service enables operators to rapidly deploy new services on their networks with the assurance that all of the components of the network will interoperate seamlessly.

SUPPLIES AND SERVICES

     We offer a variety of supplies and services, including products and value-added logistics programs, to support broadband network builds, rebuilds, upgrades and maintenance. Our supplies and services are complemented by our extensive channel-to-market infrastructure, which is focused on providing efficient delivery of products from stocking or drop-ship locations.

     We believe that the core strength of our products is our broad selection of trusted name-brand products and strategic proprietary lines and our experience in distribution. Our name-brand products are manufactured to our specifications by manufacturing partners. These products include: taps, line passives, house passives and premises installation equipment marketed under our Regal brand name; MONARCH(TM) aerial and underground plant construction products and enclosures; Digicon premium F-connectors; and FiberTel fiber optic connectivity devices and accessories. Through our product selection, we are able to address virtually every broadband infrastructure application, including fiber optics, outside plant construction, drop and premises installation, and signal acquisition and distribution.

     We also resell products from hundreds of strategic supplier-partners, which include widely recognized brands to small specialty manufacturers. Through our strategic supplier-partners, we also supply ancillary products like tools and safety equipment, testing devices and specialty electronics.

     Our inventory management and logistics capabilities, which are critical to our efficient and successful operation, are often leveraged to offer value-added services to our customers. These services range from just-in-time delivery, product "kitting," specialized electronic interfaces, and customized reporting, to more complex and comprehensive supply chain management solutions. These services complement our products offerings with advanced channel-to-market and logistics capabilities, extensive product bundling opportunities, and an ability to deliver carrier-grade infrastructure solutions in the passive transmission portions of the network. The depth and breadth of our inventory and service capabilities enable us to provide our customers with single supplier flexibility.

SALES AND MARKETING

     Our sales force is divided into two groups, North American and International. Our North American sales force is also divided into two groups. The first group focuses on the six largest multiple system operators, or MSOs. The second group focuses on smaller system operators, overbuilders, regional Bell telephone companies and major communications companies and competitive local exchange carriers. Our North American sales force is headquartered in Duluth, Georgia and Denver, Colorado. Our International sales force includes sales offices in Argentina, Chile, Japan, Spain and the Netherlands.

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

     We are committed to providing superior levels of customer service by incorporating innovative customer-centric strategies and processes supported by business systems designed to deliver differentiating product support and value-added services. We have implemented advanced customer relationship management programs to bring additional value to our customers and provide significant value to our operations management. Through these information systems, we can provide our customers with product information ranging from operational manuals to the latest in order processing information. Through on-going development and refinement, these programs will help to improve our productivity and enable us to further improve our customer-focused services.

CUSTOMERS

     The majority of our sales are to cable system operators, although we do sell products to traditional telephone companies and our broadband products can be deployed not only by cable system operators, but also by traditional telephone companies, electric utilities and others. In 2002, as the US cable industry continued a trend toward consolidation, the six largest MSOs controlled over 90% of the US cable market, thereby making our sales to those MSOs critical to our success. Internationally, the market is dominated by approximately ten cable system operators, comprised of US-based MSOs, government entities, and foreign-based multi-media owners. This group controls approximately 60% of the total international "addressable" market.

     Our sales are substantially dependent upon a system operator's selection of our equipment, demand for increased broadband services by subscribers, and general capital expenditure levels by system operators.

     Our two largest customers are Comcast (including AT&T Broadband, which was acquired by Comcast during 2002) and Cox Communications. Sales to these two customers for 2002, 2001, and 2000 are set forth below:

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                              2002     2001     2000
                                                             ------   ------   ------
                                                                  (IN MILLIONS)
Comcast (including AT&T Broadband).........................  $250.2   $245.6   $387.2
% of sales.................................................    38.4%    39.1%    51.6%
Cox Communications.........................................  $106.7   $110.9   $116.5
% of sales.................................................    16.4%    17.7%    15.5%

Other than Jupiter Telecom and Cabovisao, which accounted for approximately 7.6% and 6.0% of our total sales for 2002, no other customer provided more than 5% of our total sales for the year ended December 31, 2002.

     In the fourth quarter of 2002, Comcast completed its purchase of AT&T Broadband. AT&T Broadband was our largest customer in terms of revenue in the first three quarters of 2002. AT&T Broadband, with the deployment of telephony as part of its core strategy, had been using our CBR products in many of its major markets. Comcast has announced that as an initial priority after its purchase of AT&T Broadband, it will emphasize video and high-speed data services and will focus on improving the profitability of its telephony operations at the expense of subscriber growth. As a result, we have experienced a significant decline in sales of our CBR telephony product to Comcast in the fourth quarter of 2002, a trend we expect to continue into 2003.

     There are uncertainties surrounding the level of any future transactions with Cabovisao or Adelphia. Sales to these two customers for 2002, 2001 and 2000 are set forth below:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               2002     2001     2000
                                                              ------   ------   ------
                                                                   (IN MILLIONS)
Adelphia Communications.....................................  $25.9    $54.1    $48.7
% of sales..................................................    4.0%     8.6%     6.5%
Cabovisao...................................................  $39.1    $16.2    $ 2.5
% of sales..................................................    6.0%     2.6%     0.3%

     Sales to Adelphia decreased during the second quarter of 2002 as a result of Adelphia's financial troubles, which ultimately resulted in a bankruptcy filing in June 2002. As a result, in June 2002, we established a bad debt reserve of $20.2 million in connection with our accounts receivable from Adelphia. In the third quarter of 2002, we sold a portion of our Adelphia accounts receivable to an unrelated third party, resulting in a net gain of approximately $4.3 million.

     Cabovisao, a Portugal-based MSO, accounted for approximately 6% of our total sales in 2002. As of March 10, 2003, Cabovisao owed us approximately 18.6 million euros in accounts receivable, a substantial portion of which was past due. On October 17, 2002, the parent company of Cabovisao, CSii, issued an announcement that suggested it may have difficulty in accessing or refinancing its senior credit facility in the future. At that point, we suspended shipments to them. In January 2003, Cabovisao senior management met with us and presented a payment plan. In late January 2003, we received the first scheduled payment of
2.0 million euros. On the strength of the payment received and the payment plan presented, we shipped 0.4 million euros of product to Cabovisao in February 2003. On January 29, 2003, the parent company of Cabovisao announced that it had obtained access to bridge financing of 14.0 million euros and that it was continuing negotiations with respect to a long-term financing solution. However, Cabovisao failed to make the 2.5 million euros February payment to us by its due date. On March 1, 2003, CSii announced that its bankers again extended the waivers pertaining to the maturity date of its credit facility until March 26, 2003, but Csii would not make the scheduled March 3, 2003 interest payment on its senior unsecured notes. The announcement also indicated the company had formed a special board committee to consider alternatives to meet its financial needs, including debt restructuring or a possible court-supervised restructuring, among other alternatives. We will not deliver further products to Cabovisao until we have a satisfactory payment plan with Cabovisao and are considering what actions should be taken regarding the situation. We cannot provide any assurance that Cabovisao will satisfy our accounts receivable or that it will continue to place orders with us in the future.

RESEARCH AND DEVELOPMENT

     We are committed to the development of new technology and rapid innovation in the evolving broadband market. New products are developed in our research and development laboratories in Duluth, Georgia and Lisle, Illinois. We form strategic alliances with world-class producers and suppliers of complementary technology to provide "best-in-class" solutions focused on "time-to-revenue."

     Research and development expenses in 2002, 2001, and 2000 were approximately $64.8 million, $26.9 million, and $9.1 million, respectively. The increase in 2002 and 2001 was directly attributable to the inclusion of the research and development activities of Arris Interactive L.L.C. beginning with the acquisition on August 3, 2001, and the development of new technology following the acquisition of Cadant on January 8, 2002.

     We believe that our future success depends on rapid adoption and implementation of broadband local access industry specifications, as well as rapid innovation and introduction of technologies that provide service and performance differentiation. To that end, the Cadant C4 CMTS product line continues to lead the industry in areas such as fault tolerance, wire-speed throughput and routing, and density. The Touchstone(TM) product line boasts a wide-range of DOCSIS 1.1 and PacketCable 1.0 certified products, including the Touchstone Cable Modem 300, in addition to the Touchstone Telephony Modem Model 2E-MTA. We also have developed an outdoor E-MTA to support lifeline telephony and data services.

     The following trends are having a direct effect on our current product development activities:

     - Continued increase in peer-to-peer services are accelerating demand for new services requiring intensive, high-touch processing and sophisticated management techniques;

     - Innovations in video encode/decode technology are making possible very low bit rate, high quality video streaming;

     - Continued silicon integration and chip fabrication technology innovations are making possible very low cost, multi-functional broadband consumer devices, integrating not only telephony but wireless and video decompression and digital rights management functionality; and

     - Continued field and market trials of PacketCable VoIP technology, potentially leading to adoption and mass deployment beginning in 2004.

     As a result, our product development activities are primarily directed at the following areas:

     - Rapid development and delivery of Cadant C4 CMTS features, including DOCSIS 2.0 support, Layer 3 routing enhancements, packet inspection and filtering features, and increased downstream/upstream density;

     - Introduction of the fourth generation Touchstone Telephony Modem E-MTA, including support for low maintenance, consumer-friendly lithium ion battery technology;

     - Expansion of the Touchstone product line to include support for DOCSIS
       2.0 and wireless home networking capabilities;

     - Definition of services and products that will exploit the video compression innovations of H.264 and Windows Media(TM) Player 9; and

     - Continued emphasis on product cost reduction.

INTELLECTUAL PROPERTY

     We have an aggressive program for protecting our intellectual property. The program consists of maintaining our portfolio of 45 issued patents (both U.S. and foreign) and pursuing patent protection on new inventions (currently 133 patent applications are pending). In our effort to pursue new patents, we have created a process whereby employees may submit ideas of inventions for review by management. The review process evaluates each submission for novelty, detectability, and commercial value, and patent applications are filed on the inventions that meet the criteria. Our patents and patent applications generally are in the areas of telecommunications hardware and software, and related technologies. Recent research and development has led to a number of patent applications in technology related to DOCSIS. The January 2002 purchase of the assets of Cadant resulted in the acquisition of 19 US patent applications, 7 Patent Convention Treaty (PCT) applications, 5 trademark applications, 1 U.S. registered trademark and 5 registered copyrights. The Cadant patents are in the area of cable modems and CMTSs. The March 2003 purchase of the assets of Atoga Systems resulted in the acquisition of 2 US patent applications, which also have been filed as PCT applications. The Atoga patents are in the area of network traffic flow.

     For critical technology that is not owned by us, we have a program for obtaining appropriate licenses with the industry leaders to ensure that the strongest possible patents support the licensed technology. In addition, we have formed strategic relationships with leading technology companies that will provide us with early access to technology and will help keep us at the forefront of our industry.

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

PRODUCT SOURCING AND DISTRIBUTION

     Our product sourcing strategy centers on the use of contract manufacturers to subcontract production. Our largest contract manufacturers are Solectron and Mitsumi, located in the United States and Japan, respectively. The facilities owned and operated by these contract manufacturers for the production of our products are located in the United States, Mexico and the Philippines. We distribute a substantial number of products that are not designed or trademarked by us in order to provide our customers with a comprehensive product offering. For instance, we distribute hardware and installation products. These products are distributed through regional warehouses in North Carolina, California and Rotterdam, Netherlands and through drop shipments from our contract manufacturers located throughout the world.

     Prior to 2002, we manufactured or assembled a substantial portion of our products related to our Actives, Keptel and Power product lines. Manufacturing operations ranged from electro-mechanical, labor-intensive assembly to sophisticated electronic surface mount automated assembly lines. We operated five major manufacturing facilities related to these product lines. During the third quarter of 2001, we made the decision to outsource most of our manufacturing and have since closed four facilities located in El Paso, Texas and Juarez, Mexico. The remaining factory in Rock Falls, Illinois, was closed in conjunction with the sale of the Keptel product line in April 2002.

BACKLOG

     Our backlog consists of unfilled customer orders believed to be firm and long-term contracts that have not been completed. With respect to long-term contracts, we include in our backlog only amounts representing orders currently released for production or, in specific instances, the amount we expect to be released in the succeeding 12 months. The amount contained in backlog for any contract or order may not be the total amount of the contract or order. The amount of our backlog at any given time does not reflect expected revenues for any fiscal period. Our backlog at December 31, 2002 was approximately $43.8 million, at December 31, 2001 was approximately $119.2 million and at December 31, 2000 was approximately $182.8 million.

     We believe that substantially all of the backlog existing at December 31, 2002 will be shipped in 2003.

INTERNATIONAL OPPORTUNITIES

     We sell our products primarily in North America. Our international revenue is generated from Asia Pacific, Europe, Latin America and Canada. The Asia Pacific market primarily includes China, Hong Kong, Japan, Korea, and Singapore. The European market primarily includes Austria, Germany, France, Netherlands, Poland, Portugal, Romania, Spain, and Switzerland. The Latin American market primarily includes Argentina, the Bahamas, Chile, Colombia, Mexico, and Puerto Rico. Sales to international customers were approximately 22.6%, 11.4% and 4.3% of total sales for the years ended December 31, 2002, 2001 and 2000, respectively. International sales for the years ended December 31, 2002, 2001 and 2000 were as follows:

                                                           YEARS ENDED DECEMBER 31
                                                         ----------------------------
                                                           2002      2001      2000
                                                         --------   -------   -------
                                                                (IN THOUSANDS)
  Asia Pacific.........................................  $ 51,328   $20,484   $ 2,721
  Europe...............................................    67,363    31,613     6,592
  Latin America........................................    20,266    14,125    19,789
  Canada...............................................     8,387     5,679     3,308
                                                         --------   -------   -------
Total..................................................  $147,344   $71,901   $32,410
                                                         ========   =======   =======

     We believe that international opportunities exist and continue to strategically invest in worldwide marketing efforts, which have yielded some promising results in several regions. During 2001, our international group was actively engaged in replacing the Nortel Networks sales and support infrastructure that was in place with Arris Interactive We have made significant operational and geographical changes in the international marketplace. We consolidated our international offices and warehouses to the Netherlands (to service northern Europe) and Spain (to service southern Europe). We also opened a sales office in Chile to address the growing market in that region. In 2002, we consolidated our international presence in the Far East by opening a sales and warehouse facility in Japan. We currently maintain international sales offices in Argentina, Chile, Japan, Spain and the Netherlands.

COMPETITION

     All aspects of our business are highly competitive. The broadband communications industry itself is dynamic, requiring companies to react quickly and capitalize on change. We must retain skilled and experienced personnel, as well as, deploy substantial resources to meet the ever-changing demands of the industry. We compete with national, regional and local manufacturers, distributors and wholesalers including some companies larger than us. Our major competitors include:

     - ADC Telecommunications, Inc.;

     - Broadband Services, Inc.;

     - Cisco Systems, Inc.;

     - Juniper Networks, Inc.;

     - Motorola, Inc.;

     - Riverstone Networks, Inc.;

     - Scientific-Atlanta, Inc.;

     - Tellabs, Inc.;

     - Terayon Communications Systems, Inc.; and

     - TVC Communications, Inc.

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

EMPLOYEES

     As of February 28, 2003, we had 959 full-time employees. We believe that we have maintained an excellent relationship with our employees. Our future success depends, in part, on our ability to attract and retain key executive, marketing, engineering and sales personnel. Competition for qualified personnel in the cable industry is intense, and the loss of certain key personnel could have a material adverse effect on us. We have entered into employment contracts with our key executive officers and have confidentiality agreements with substantially all of our employees. We also have a stock option program that is intended to provide substantial incentives for our key employees to remain with us.

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

     A synopsis of ARRIS' evolution:

     - 1969 -- Anixter entered the cable industry.

     - 1987 -- Anixter acquired TeleWire Supply.

     - 1988 -- Anixter and AT&T developed the first analog video laser transmitter for the cable industry (Laser Link I).

     - 1991 -- ANTEC was established.

     - 1993 -- ANTEC's initial public offering.

     - 1994 -- ANTEC completed the acquisition of the following companies, which significantly expanded its product development and manufacturing capabilities:

      - Electronic System Products, Inc., or ESP, an engineering consulting firm with core capabilities in digital design, RF design and application specific integrated circuit development for the broadband communications industry.

      - Power Guard, Inc., a manufacturer of power supplies and high security enclosures for broadband communications networks.

      - Keptel, Inc., a designer, manufacturer and marketer of outside plant telecommunications and transmission equipment for both residential and commercial use, primarily by telephone companies.

     - 1995 -- ANTEC and Nortel Networks formed Arris Interactive L.L.C., focused on the development, manufacture and sale of products that enable the provision of a broad range of telephone and data services over HFC architectures; ANTEC initially owned 25% and Nortel Networks owned 75% of the Arris Interactive joint venture.

     - 1997 -- ANTEC acquired TSX Corporation, which provided electronic manufacturing capabilities and expanded the Company's product lines to include amplifiers and line extenders and enhanced laser transmitters and receivers and optical node product lines.

     - 1998 -- ANTEC introduced the industry's first 1550 nm narrowcast transmitter and dense wavelength division multiplexing, or DWDM, optical transmission system.

     - 1999 -- ANTEC completed the combination of the Broadband Technology Division of Nortel Networks, which is known as LANcity, with Arris Interactive, resulting in an increase in Nortel Networks' interest in the joint venture to 81.25% while ANTEC's interest was reduced to 18.75%.

                ANTEC introduced the industry's first 18 band block converter and combined that with the DWDM allowing 144 bands on a single fiber.

     - 2001 -- ARRIS acquired all of Nortel Networks' ownership interest in Arris Interactive in exchange for approximately 49% of the common stock of a newly formed holding company, ARRIS, and a Class B membership interest in Arris Interactive.

                ARRIS sold substantially all of its power product lines. During 2000, sales in those product lines were approximately $18.0 million, and during 2001 (through the date of the sale), sales were approximately $8.1 million. ARRIS continues as an authorized distributor and representative for these power product lines.

     - 2002 -- ARRIS acquired substantially all of the assets of Cadant, Inc., a privately held designer and manufacturer of next- generation cable modem termination systems.

                ARRIS sold its Keptel product line. During 2001, sales in this product line were approximately $44.8 million, and during 2002 (through the date of the sale), sales were approximately $7.5 million.

                ARRIS sold its Actives product line. During 2001, sales in this product line were approximately $68.2 million, and during 2002 (through the date of the sale), sales were approximately $58.8 million.

                ARRIS closed its office in Andover, Massachusetts, which was primarily a product development and repair facility.

     - 2003 -- ARRIS acquired certain assets of Atoga Systems, a Fremont, California-based developer of optical transport systems for metropolitan area networks.

ITEM 2.  PROPERTIES

     We currently conduct our operations from 12 different locations; two of which we own, while the remaining 10 are leased. These facilities consist of sales and administrative offices and warehouses totaling approximately 600,000 square feet. Our long-term leases expire at various dates through 2009. We believe that our current properties are adequate for our operations. A summary of our principal leased properties that are currently in use is as follows:

LOCATION                       DESCRIPTION              AREA (SQ. FT.)   LEASE EXPIRATION
--------                       -----------              --------------   -----------------
Ontario, California..........  Warehouse                   191,853       December 31, 2003
Duluth, Georgia..............  Office space                143,000       June 14, 2009
Suwanee, Georgia.............  Office space                 97,319       February 28, 2007
Andover, Massachusetts*......  Office space                 75,037       July 7, 2004
Englewood, Colorado..........  Warehouse/Office space       42,880       March 30, 2006
Lisle, Illinois..............  Office space                 35,249       March 31, 2005
Greenville, Mississippi......  Warehouse                    30,000       May 31, 2003
Amsterdam....................  Office space                  6,181       December 31, 2004
Barcelona....................  Office space                  3,600       June 30, 2004
Tokyo........................  Office space                  2,665       February 14, 2004

     * This location is in process of closing, and the closing should be completed by June 30, 2003.
---------------

     Our owned facilities have been pledged as collateral to secure payment of our credit facility. We own the following properties:

LOCATION                                           DESCRIPTION              AREA (SQ. FT.)
--------                                           -----------              --------------
Cary, North Carolina.............................  Warehouse                   151,500
Chicago, Illinois................................  Warehouse/Office space       18,000

ITEM 3.  LEGAL PROCEEDINGS

     We are not currently engaged in any litigation that we believe would have a material adverse effect on our financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 2002, no matters were submitted to a vote of our company's security holders.

                       EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth the name, age as of March 10, 2003, and position with us of our executive officers.

NAME                                        AGE                         POSITION
----                                        ---                         --------
John M. Egan..............................  55    Chairman of the Board
Robert J. Stanzione.......................  55    President and Chief Executive Officer
Lawrence A. Margolis......................  55    Executive Vice President, Chief Financial Officer,
                                                  and Secretary
Gordon E. Halverson.......................  60    Corporate Executive Vice President, Domestic Sales
Ronald M. Coppock.........................  48    President, International
Bryant K. Isaacs..........................  43    President, New Business Ventures
James D. Lakin............................  59    President, Broadband
Robert Puccini............................  41    President, TeleWire Supply
David B. Potts............................  45    Senior Vice President, Finance and Chief Information
                                                  Officer
Leonard E. Travis.........................  40    Vice President and Controller
Marc Geraci...............................  50    Treasurer

     John M. Egan joined the Company in 1973 and has been Chairman of our board of directors since 1997. Mr. Egan was President of ARRIS from 1980 to 1997 and Chief Executive Officer of ARRIS and its predecessors from 1980 through 1999. On January 1, 2000, Mr. Egan stepped down from his role as Chief Executive Officer of ARRIS. He remained a full-time employee until his retirement in May 2002. Currently, Mr. Egan serves on the Executive Committee of the Company. Mr. Egan is on the Board of Directors of the National Cable Television Association, or NCTA, the Walter Kaitz Foundation, an association seeking to help the cable industry diversify its management workforce to include minorities, and has been actively involved with the Society of Cable Television Engineers and Cable Labs, Inc. Mr. Egan received the NCTA's 1990 Vanguard Award for Associates.

     Robert J. Stanzione has been President and Chief Executive Officer since January 1, 2000. From 1998 through 1999, Mr. Stanzione was President and Chief Operating Officer of ARRIS. Mr. Stanzione has been a director of ARRIS since 1998 and serves on the Company's Executive Committee. From 1995 to 1997, he was President and Chief Executive Officer of Arris Interactive. From 1969 to 1995, he held various positions with AT&T Corporation. Mr. Stanzione also serves as a director of Evolve Products, Inc., CoaXmedia, and Georgia CF Foundation.

     Lawrence A. Margolis has been Executive Vice President, Chief Financial Officer and Secretary of ARRIS since 1992 and was Vice President, General Counsel and Secretary of Anixter, Inc., a global communications products distribution company, from 1986 to 1992 and General Counsel and Secretary of Anixter from 1984 to 1986. Prior to 1984, he was a partner at the law firm of Schiff Hardin & Waite. Mr. Margolis serves as a director of Cabletel Communications Corporation.

     Gordon E. Halverson has been Corporate Executive Vice President, Domestic Sales since August 2001. From April 1997 to August 2001, Mr. Halverson was Executive Vice President and Chief Executive Officer of ARRIS TeleWire Supply. From 1990 to April 1997, he was Executive Vice President, Sales of ARRIS. During the period 1969 to 1990, he held various executive positions with predecessors of ARRIS. He received the NCTA's 1993 Vanguard Award for Associates. Mr. Halverson is a member of the NCTA, Society of Cable Television Engineers, Illinois Cable Association, Cable Television Administration and Marketing Society.

     Ronald M. Coppock has been President of ARRIS International since January 1997 and was formerly Vice President International Sales and Marketing for TSX Corporation. Mr. Coppock has been in the cable television and satellite communications industry for over 20 years, having held senior management positions with Scientific-Atlanta, Pioneer Communications and Oak
Communications. Mr. Coppock is an active member of the American Marketing Association, Kappa Alpha Order, Cystic Fibrosis Foundation Board, and the Auburn University Alumni Action Committee.

     Bryant K. Isaacs has been President of ARRIS New Business Ventures since December 2002. Prior to the sale of the Actives product line, Mr. Isaacs was President of ARRIS Network Technologies since September 2000. Prior to joining ARRIS, he was Founder and General Manager of Lucent Technologies' Wireless Communications Networking Division in Atlanta from 1997 to 2000. From 1995 through 1997, Mr. Isaacs held the position of Vice President of Digital Network Systems for General Instrument Corporation where he was responsible for developing international business strategies and products for digital video broadcasting systems.

     James D. Lakin has been President of ARRIS Broadband since the acquisition of Arris Interactive in August 2001. From October 2000 through August 2001, he was President and Chief Operating Officer of Arris Interactive. From November 1995 until October 2000, Mr. Lakin was Chief Marketing Officer of Arris Interactive. Prior to 1995, he held various executive positions with Compression Labs, Inc. and its successor General Instrument Corporation.

     Robert Puccini has been President of ARRIS TeleWire Supply since 1999 and prior to that served as Chief Financial Officer of TeleWire for two years. Mr. Puccini brings 20 years of experience in the cable television industry to ARRIS TeleWire Supply. He has held various accounting and controller positions within the former Anixter and ANTEC Corporations. Most recently, Mr. Puccini served as Vice President, Project Management for ARRIS' AT&T account. Mr. Puccini is a CPA.

     David B. Potts has been the Senior Vice President of Finance and Chief Information Officer since the acquisition of Arris Interactive in August 2001. Prior to joining ARRIS, he was Chief Financial Officer of Arris Interactive from 1995 through 2001. From 1984 through 1995, Mr. Potts held various executive management positions with Nortel Networks including Vice President and Chief Financial Officer of Bell Northern Research in Ottawa and Vice President of Mergers and Acquisitions in Toronto. Prior to Nortel Networks, Mr. Potts was with Touche Ross in Toronto. Mr. Potts is a member of the Institute of Chartered Accountants in Canada.

     Leonard E. Travis has been Vice President and Controller of ARRIS since March 2001. From 1998 through 2001, he was the Finance Director -- Europe of RELTEC Corporation and the Vice President of Finance of Marconi
Services -- Americas, a division of RELTEC's successor, Marconi, Plc. Prior to 1998, Mr. Travis held various controller positions in finance and operations at RELTEC Corporation. Prior to RELTEC, Mr. Travis was with Material Sciences and Ernst & Whinney. Mr. Travis is a CPA and a CMA.

     Marc Geraci has been Treasurer of ARRIS since January 2003 and has been with ARRIS and the former ANTEC Corporation since 1994. He began with ARRIS as Controller for the International Sales Group and in 1997 was named Chief Financial Officer of that group. Prior to joining ARRIS, he was a broker/dealer on the Pacific Stock Exchange in San Francisco for eleven years and, prior to that, in public accounting in Chicago for four years.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since August 6, 2001, ARRIS' common stock has traded on the Nasdaq National Market System under the symbol "ARRS". Prior to the ARRIS reorganization, on August 3, 2001, the Company's common stock traded on the Nasdaq National Market System under the symbol "ANTC". (See Note 18 of Notes to the Consolidated Financial Statements.) The following table reports the high and low trading prices per share of the Company's common stock as listed on the Nasdaq National Market System:

                                                               HIGH     LOW
                                                              ------   -----
2001
First Quarter...............................................  $14.38   $6.63
Second Quarter..............................................   15.76    5.25
Third Quarter...............................................   13.59    2.68
Fourth Quarter..............................................   11.65    3.18
2002
First Quarter...............................................  $10.70   $7.71
Second Quarter..............................................    9.90    3.13
Third Quarter...............................................    5.10    3.04
Fourth Quarter..............................................    4.09    1.50

     We have not paid cash dividends on our common stock since our inception. Our credit agreement contains covenants that prohibit us from paying such dividends. On October 3, 2002, to implement our shareholder rights plan, our board of directors declared a dividend consisting of one right for each share of our common stock outstanding at the close of business on October 25, 2002. Each right represents the right to purchase one one-thousandth of a share of our Series A Participating Preferred Stock and becomes exercisable only if a person or group acquires beneficial ownership of 15% or more of our common stock or announces a tender or exchange offer for 15% or more of our common stock or under other similar circumstances.

     As of March 25, 2003, there were approximately 241 record holders of our common stock. This number excludes shareholders holding stock under nominee or street name accounts with brokers.

ITEM 6.  SELECTED CONSOLIDATED HISTORICAL FINANCIAL DATA

     Discontinued Operations. On April 24, 2002, we sold our Keptel product line. Keptel designed and marketed network interface systems and fiber optic cable management products primarily for traditional residential and commercial telecommunications applications. The transaction generated cash proceeds of $30.0 million. Additionally, we retained a potential earn-out over a twenty-four month period based on sales achievements. The transaction also included a distribution agreement whereby we will continue to distribute Keptel products. The Keptel product line had approximately $51.1 million of revenue in 2001 and approximately $6.3 million of revenue for the three months ended March 31, 2002. Total assets of approximately $31.1 million were disposed of, which included inventory, fixed assets, intangibles (formerly classified as goodwill), and other assets. We incurred approximately $7.4 million of related closure costs, including severance, vendor liabilities, outside consulting fees, and other shutdown expenses. During the second quarter of 2002, a net loss of $8.5 million was recorded in connection with the sale of the Keptel product line. This net loss was reported in restructuring and other in the Consolidated Statement of Operations during the second quarter due to the overall immateriality of Keptel's results of operations and assets to the consolidated results and assets of the company. During the fourth quarter of 2002, we reduced the loss by $2.4 million as a result of the resolution of certain estimated costs associated with the sale.

     On November 21, 2002, we sold our Actives product line to Scientific-Atlanta for net proceeds of $31.8 million. The Actives product line had approximately $68.2 million of revenue in 2001, and approximately $44.3 million of revenue for the nine months ended September 30, 2002. The agreement provided for the transfer of inventory and equipment attributable to the product line, plus the transfer of approximately 34 employees. Total assets of approximately $20.3 million were disposed of, which included inventory, fixed assets, and other assets attributable to the product line. Additionally, ARRIS incurred approximately $9.3 million of related closure costs, including severance, vendor liabilities, professional fees, and other shutdown expenses. In connection with the sale, we recognized a gain of approximately $2.2 million during the fourth quarter of 2002.

     As the sale of Actives and Keptel product lines represented a majority of the transmission, optical and outside plant product category, we have reclassified the results of these product lines to discontinued operations for all periods presented in accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets for all periods. The balance of the product lines previously reported in transmission, optical, and outside plant product category have been combined with our supplies and services category. All prior period revenues have been aggregated to conform to the new product categories.

     The selected consolidated financial data as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002 set forth below are derived from the accompanying audited consolidated financial statements of ARRIS, and should be read in conjunction with such statements and related notes thereto. The selected consolidated financial data as of December 31, 2000, 1999 and 1998 and for the years ended December 31, 1999 and 1998 is derived from audited consolidated financial statements that have not been included in this filing. The historical consolidated financial information is not necessarily indicative of the results of future operations and should be read in conjunction with ARRIS' historical consolidated financial statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this document. See
Note 17 of the

Notes to the Consolidated Financial Statements for a summary of our quarterly consolidated financial information.

                                          2002        2001        2000       1999       1998
                                        ---------   ---------   --------   --------   --------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED OPERATING DATA:
  Net sales...........................  $ 651,883   $ 628,323   $749,972   $587,439   $341,028
  Cost of sales(1)(2)(3)(4)(5)(6).....    425,231     479,663    624,720    479,252    266,654
                                        ---------   ---------   --------   --------   --------
  Gross profit........................    226,652     148,660    125,252    108,187     74,374
  Selling, general, administrative and
     development
     expenses(2)(3)(7)(8).............    200,574     129,743     86,721     71,136     68,226
  Impairment of goodwill(9)...........     70,209          --         --         --         --
  Amortization of goodwill............         --       3,256      3,300      3,324      3,293
  Amortization of intangibles.........     34,494       7,012         --         --         --
  In-process R&D write-off(10)........         --      18,800         --         --         --
  Restructuring and
     other(1)(4)(11)(12)(13)..........      7,113      11,602         --      1,421      6,896
                                        ---------   ---------   --------   --------   --------
  Operating income (loss).............    (85,738)    (21,753)    35,231     32,306     (4,041)
  Interest expense....................      8,383      11,068     12,184     13,529     10,402
  Membership interest.................     10,409       4,110         --         --         --
  Loss on debt retirement(14)(20).....      7,302       1,853         --         --         --
  Other expense (income), net.........     (5,513)      8,120     (1,271)    (1,837)    (2,123)
  Loss on investments(15).............     14,894         767        773        275         --
                                        ---------   ---------   --------   --------   --------
  Income (loss) from continuing
     operations before income taxes...   (121,213)    (47,671)    23,545     20,339    (12,320)
  Income tax expense
     (benefit)(16)(17)................     (6,800)     35,588      9,622      9,202     (7,095)
                                        ---------   ---------   --------   --------   --------
  Net income (loss) from continuing
     operations.......................   (114,413)    (83,259)    13,923     11,137     (5,225)
  Discontinued Operations:
     Income (loss) from discontinued
       operations (including a net
       loss on disposals of $4.0
       million for the year ended
       December 31, 2002)
       (1)(4)(5)(8)(11)(18)(19).......    (18,794)    (92,441)    11,409     10,177     26,056
     Income tax expense (benefit).....         --      (7,969)     4,663      4,604     15,006
                                        ---------   ---------   --------   --------   --------
  Income (loss) from discontinued
     operations.......................    (18,794)    (84,472)     6,746      5,573     11,050
                                        ---------   ---------   --------   --------   --------
  Net income (loss) before cumulative
     effect of an accounting change...   (133,207)   (167,731)    20,669     16,710      5,825
  Cumulative effect of an accounting
     change (21)......................     57,960          --         --         --         --
                                        ---------   ---------   --------   --------   --------
  Net income (loss)...................  $(191,167)  $(167,731)  $ 20,669   $ 16,710   $  5,825
                                        =========   =========   ========   ========   ========

                                          2002        2001        2000       1999       1998
                                        ---------   ---------   --------   --------   --------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
NET INCOME (LOSS) PER COMMON SHARE:
  Basic:
     Income (loss) from continuing
       operations.....................  $   (1.40)  $   (1.55)  $   0.37   $   0.30   $  (0.14)
     Income (loss) from discontinued
       operations.....................      (0.23)      (1.58)      0.18       0.15       0.30
     Cumulative effect of accounting
       change.........................      (0.71)         --         --         --         --
                                        ---------   ---------   --------   --------   --------
     Net income (loss)................  $   (2.33)  $   (3.13)  $   0.54   $   0.46   $   0.16
                                        =========   =========   ========   ========   ========
  Diluted:
     Income (loss) from continuing
       operations.....................  $   (1.40)  $   (1.55)  $   0.35   $   0.29   $  (0.13)
     Income (loss) from discontinued
       operations.....................      (0.23)      (1.58)      0.17       0.14       0.29
     Cumulative effect of accounting
       change.........................      (0.71)         --         --         --         --
                                        ---------   ---------   --------   --------   --------
     Net income (loss)................  $   (2.33)  $   (3.13)  $   0.52   $   0.43   $   0.15
                                        =========   =========   ========   ========   ========

---------------

 (1) In 1999, we recorded pre-tax charges of approximately $16.0 million in conjunction with the closure of our New Jersey facility and the discontinuance of certain products, of which approximately $10.7 million relates to and is classified in discontinued operations. The charges included approximately $2.6 million related to personnel costs and approximately $3.0 million related to lease termination and other costs. Of the total charge of $5.6 million, approximately $1.4 million is reflected in restructuring and $4.2 million is classified in discontinued operations. The charges also included an inventory write-down of approximately $10.4 million, of which $6.5 million is classified in discontinued operations and $3.9 million is reflected in cost of sales. In 2000, we recorded an additional $3.5 million pre-tax charge to cost of sales related to the 1999 reorganization.

 (2) During 2001, we significantly reduced our overall employment levels. This resulted in a pre-tax charge to cost of sales of approximately $1.3 million for severance and related costs and a pre-tax charge of $3.7 million to selling, general, administrative and development expenses.

 (3) During 2002, we recorded severance charges related to general reductions in force of approximately $5.1 million, of which $1.1 million is reflected in cost of goods sold and $4.0 million is reflected in selling, general, administrative and development expenses.

 (4) In 2001, we recorded pre-tax restructuring and impairment charges of approximately $66.2 million. Of this total charge, approximately $50.1 million is classified in discontinued operations, $8.5 million is reflected in cost of goods sold, and $7.6 million is reflected in restructuring. Of the $50.1 million classified in discontinued operations, approximately $25.1 million related to the write-down of inventories, $14.8 million related to the impairment of fixed assets, $4.5 million related to lease termination and other shutdown expenses, and $5.7 million related to severance and associated personnel costs. The remaining $16.1 million related to continuing operations, of which approximately $8.5 million related to the write-down of inventories and certain purchase order and warranty obligations and was charged to cost of goods sold, and approximately $7.6 million related to the impairment of goodwill and lease termination expenses and was reflected in restructuring. In 2002, we recorded an additional $2.4 million pre-tax charge to discontinued operations related to the 2001 restructuring.

 (5) Due to the economic disturbances in Argentina, we recorded a write-off of $4.4 million related to unrecoverable inventory amounts due from a customer in that region during the fourth quarter of 2001, of which approximately $1.6 million relates to and is classified in discontinued operations, and $2.8 million is reflected in cost of goods sold.

 (6) During 2002, we wrote off the remaining $2.1 million of power inventories that had not been transferred to the buyer. This charge is reflected in cost of goods sold.

 (7) In 2000, we recorded a pre-tax gain of $2.1 million as a result of the curtailment of our defined benefit pension plan.

 (8) During the first half of 2002, we established a reserve of $20.2 million in connection with our Adelphia receivables of which approximately $1.3 million relates to and is classified in discontinued operations, and approximately $18.9 million is reflected in selling, general, administrative and development expenses. Adelphia filed for bankruptcy in June 2002. During the third quarter of 2002, we sold a portion of our Adelphia accounts receivables to an unrelated third party, resulting in a net gain of approximately $4.3 million. Of this total gain, approximately $0.3 million relates to and is classified in discontinued operations, and $4.0 million is reflected in selling, general and administrative and development expense.

 (9) During the fourth quarter of 2002, based upon management's analysis including an independent valuation, we recorded a goodwill impairment charge of $70.2 million with respect to our supplies and services product line.

(10) During 2001, we recorded a pre-tax write-off of in-process research and development of $18.8 million in connection with the Arris Interactive acquisition.

(11) In 1998, we recorded pre-tax charges of approximately $10.0 million in conjunction with the consolidation of our corporate and administrative functions, of which approximately $2.2 million relates to and is classified in discontinued operations and $7.8 million is reflected in restructuring expense. The charges included approximately $7.6 million related to personnel costs and approximately $2.4 million related to lease termination and other costs. Subsequently, during the fourth quarter of 1998 we reduced this charge by $0.9 million as a result of the ongoing evaluation of the estimated costs associated with these actions.

(12) During 2002, a restructuring charge of approximately $7.1 million was recorded in connection with the closure of our development and repair facility in Andover, Massachusetts.

(13) During 2001, we closed a research and development facility in Raleigh, North Carolina and recorded a $4.0 million charge related to severance and other costs associated with closing that facility.

(14) During 2002, we recorded a loss of $9.3 million associated with the 4 1/2% note exchanges, in accordance with SFAS No. 84, Induced Conversions of Convertible Debt. This loss was partially offset with a gain of approximately $2.0 million related to cash repurchases of the 4 1/2% notes in accordance with SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.

(15) We hold certain investments in the common stock of publicly traded companies totaling approximately $0.1 million and $0.8 million at December 31, 2002 and 2001, respectively, which are classified as trading securities. Changes in the market value of these securities and gains or losses on related sales of these securities are recognized in income and resulted in pre-tax losses of approximately $0.6 million and $0.8 million during the years ended December 31, 2002 and 2001, respectively.

     We recorded a $13.5 million charge to income during 2002 on our available for sale securities as a result of market value declines considered by management to be other than temporary.

(16) During 2002, we recognized a $6.8 million income tax benefit as a result of a change in tax legislation, allowing us to carry back losses for five years versus the previous limit of two years.

(17) During 2001, as a result of the restructuring and impairment charges during that period, a valuation allowance of approximately $38.1 million against deferred tax assets was recorded in accordance with SFAS No. 109, Accounting for Income Taxes.

(18) During 2001, a one-time warranty expense relating to a specific product was recorded, resulting in a pre-tax charge of $4.7 million for the expected replacement cost of this product of which all relates to and is classified in discontinued operations. We do not anticipate any further warranty expenses to be incurred in connection with this product.

(19) During 2002, a loss of $6.2 million was recorded in connection with the sale of the Keptel product line. Additionally, during 2002, a gain of $2.2 million was recorded in connection with the sale of the Actives product line. The net loss of $4.0 million relates to and is classified in discontinued operations.

(20) During 2001, we recorded pre-tax charges of $1.9 million on the extinguishment of debt in accordance with EITF 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments. The amount reflected unamortized deferred finance fees related to a loan agreement, which was replaced in connection with the Arris Interactive acquisition. In 2002, this loss was reclassified to loss from continuing operations as a result of the gain on cash repurchases recognized in the fourth quarter of 2002 in accordance with SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.

(21) During 2002, we posted a loss of approximately $58.0 million due to the cumulative effect of an accounting change. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, and upon management's analysis of our intangibles including an independent valuation, we recorded a reduction in the value of our goodwill of approximately $58.0 million, primarily related to our Keptel product line.

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

     Discontinued Operations. On April 24, 2002, we sold our Keptel product line. Keptel designed and marketed network interface systems and fiber optic cable management products primarily for traditional residential and commercial telecommunications applications. The transaction generated cash proceeds of $30.0 million. Additionally, we retained a potential earn-out over a twenty-four month period based on sales achievements. The transaction also includes a distribution agreement whereby we will continue to distribute Keptel products. The Keptel product line had approximately $51.1 million of revenue in 2001 and approximately $6.3 million of revenue for the three months ended March 31, 2002. Total assets of approximately $31.1 million were disposed of, which included inventory, fixed assets, intangibles (formerly classified as goodwill), and other assets. We incurred approximately $7.4 million of related closure costs, including severance, vendor liabilities, outside consulting fees, and other shutdown expenses. During the second quarter of 2002, a net loss of $8.5 million was recorded in connection with the sale of the Keptel product line. This net loss was reported in restructuring and other in the Consolidated Statement of Operations during the second quarter due to the overall immateriality of Keptel's results of operations and assets to the consolidated results and assets of the company. During the fourth quarter of 2002, we reduced the loss by $2.4 million as a result of the resolution of certain estimated costs associated with the sale.

     On November 21, 2002, we sold our Actives product line to Scientific-Atlanta for net proceeds of $31.8 million. The Actives product line had approximately $68.2 million of revenue in 2001, and approximately $44.3 million of revenue for the nine months ended September 30, 2002. The agreement provided for the transfer of inventory and equipment attributable to the product line, plus the transfer of approximately 34 employees. Total assets of approximately $20.3 million were disposed of, which included inventory, fixed assets, and other assets attributable to the product line. Additionally, ARRIS incurred approximately $9.3 million of related closure costs, including severance, vendor liabilities, professional fees, and other shutdown expenses. In connection with the sale, we recognized a gain of approximately $2.2 million during the fourth quarter of 2002.

     As the sale of Actives and Keptel product lines represent a majority portion of the Transmission, Optical and Outside Plant product category, we have reclassified the results of these product lines to discontinued operations for all periods presented in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets for all periods. The balance of the product lines previously reported in Transmission, Optical and Outside Plant product category have been combined with our Supplies and Services product category.

     Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

     (a) Inventories

     Our largest tangible asset is inventory, which net of reserves aggregated $104.2 million as of December 31, 2002. Inventory is reflected in our financial statements at the lower of average, approximating first-in, first-out cost or market value. We continuously reevaluate future usage of product and where supply exceeds demand, we establish a reserve. In reviewing inventory valuations we also review for excess and obsolete items. This requires us to estimate future usage, which, in an industry where rapid technological changes and significant variations in capital spending by system operators are prevalent, is difficult. As a result, to the extent that we have overestimated future usage of inventory, the value of that inventory on our financial statements may be overstated and when we recognize that overestimate we will have to adjust for that overstatement through an increase in cost of sales in a future period.

     (b) Accounts Receivable

     We establish a reserve for doubtful accounts based upon our historical experience in collecting accounts receivable. A majority of our accounts receivable are from a few large cable system operators, either with investment rated debt outstanding or with substantial financial resources, and have very favorable payment histories. As a result, our reserve of approximately $10.7 million as of December 31, 2002 is small relative to our level of accounts receivable. Unlike businesses with relatively small individual accounts receivables from a large number of customers, if we were to have a collectibility problem with one of our major customers, it is possible that the reserve that we have established will not be sufficient. To the extent that unexpected collectibility problems with any of our customers occur in the future, the reserves that we have established may not be sufficient, and an additional bad debt charge may be necessary. For example, we established a reserve of $20.2 million during 2002 in connection with our Adelphia receivables. Adelphia filed for bankruptcy in June 2002. As a result of selling a portion of our Adelphia accounts receivables to an unrelated third party later in 2002, this charge was reduced by approximately $4.3 million.

     (c) Investments

     We hold certain investments in the common stock of publicly traded companies totaling approximately $0.1 million and $0.8 million at December 31, 2002 and 2001, respectively, which are classified as trading securities. Changes in the market value of these securities and gains or losses on related sales of these securities are recognized in income. We recorded pre-tax losses of approximately $0.6 million and $0.8 million during the years ended December 31, 2002 and 2001, respectively, related to these investments.

     We hold certain additional investments in the common stock of publicly traded companies totaling approximately $1.8 million and $2.1 million at December 31, 2002 and 2001, respectively, which are classified as available for sale. In addition, we hold a number of non-marketable equity securities totaling approximately $2.8 million and $12.0 million at December 31, 2002 and 2001, respectively, which are classified as available for sale. At December 31, 2002 and 2001, we had unrealized losses related to these available for sale securities of approximately $0 and $3.2 million, respectively, included in comprehensive income. During the years ended December 31, 2002, 2001, and 2000, we recorded impairment charges of approximately $13.5 million, $0, and $1.3 million on our available for sale securities as a result of market value declines considered by management to be other than temporary.

     We offer a deferred compensation arrangement, which allows certain employees to defer a portion of their earnings and defer the related income taxes. These deferred earnings are invested in a "rabbi trust", and are accounted for in accordance with Emerging Issues Task Force 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested. A rabbi trust is a funding vehicle used to protect deferred compensation benefits from events (other than bankruptcy). The investment in the rabbi trust is classified as a current asset on our balance sheet. During the year ended December 31, 2002, we recognized a loss of approximately $0.8 million in connection with realized losses on the related investments.

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

     Prior to January 1, 2002, we assessed the recoverability of goodwill and other long-lived assets whenever events or changes in circumstances indicated that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. If expected future undiscounted cash flows from operations were less than a business' carrying amount, an asset was determined to be impaired, and a loss was recorded for the amount by which the carrying value of the asset exceeded its fair value. Fair value was based on discounting estimated future cash flows or using other valuation methods as appropriate. Non-cash amortization expense was being recognized as a result of amortization of goodwill on a straight-line basis over a period of 40 years from the respective dates of acquisition. The estimation of future cash flows is critical to the valuation of goodwill. Our industry is subject to rapid technological changes and significant variations in capital spending by system operators. As a result, estimations of future cash flows are difficult, and to the extent that we have overestimated those cash flows we also may have underestimated the need to reduce any attendant goodwill.

     Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. In general, SFAS No. 142 requires that we assess the fair value of the net assets underlying our acquisition related goodwill on a business-by-business basis. Where that fair value is less than the related carrying value, we are required to reduce the amount of the goodwill. In our initial assessment of our goodwill in accordance with SFAS No. 142, we recorded a transitional goodwill impairment loss of approximately $58.0 million, primarily related to our Keptel product line, which was reflected in our statement of operations as a cumulative effect of an accounting change as of January 1, 2002. In addition, SFAS No. 142 requires that we assess the valuation of goodwill on an annual basis. The Company's remaining goodwill was reviewed in the fourth quarter of 2002, and based upon management's analysis including an independent valuation, a charge of $70.2 million was taken with respect to our supplies and services product category. SFAS No. 142 also requires that we discontinue the amortization of our acquisition related goodwill. As of December 31, 2002, our financial statements included remaining acquisition related goodwill of $151.3 million.

     As of December 31, 2002, our financial statements included intangibles of $64.8 million, net of accumulated amortization of $41.5 million. These intangibles are primarily related to the existing technologies acquired from Arris Interactive on August 3, 2001 and Cadant, Inc. on January 8, 2002, and are amortized over a three-year period. Also included is an intangible pension asset of $1.8 million, which is not being amortized. The valuation process to determine the fair market value of the existing technologies by management included valuations by an outside valuation service. The values assigned were calculated using an income approach utilizing the cash flow expected to be generated by these technologies.

     (e) Warranty

     We provide, by a current charge to cost of sales in the period in which the related revenue is recognized, an estimate of future warranty obligations. This estimate is based upon historical experience. In the event of an unusual warranty claim, the amount of the reserve may not be sufficient. For instance, in 2001 we had a warranty expense related to a single product and recorded a charge of $4.7 million, now classified in discontinued operations. To the extent that other unexpected warranty claims occur in the future, the reserves that we have established may not be sufficient, cost of sales may have been understated, and a charge against future costs of sales may be necessary.

     (f) Income Taxes

     We use the liability method of accounting for income taxes, which requires recognition of temporary differences between financial statement and income tax basis of assets and liabilities, measured by enacted tax rates.

     We established a valuation allowance in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. We continually review the adequacy of the valuation allowance and recognize the benefits of deferred tax assets only as reassessment indicates that it is more likely than not that the deferred tax assets will be realized.

OVERVIEW

     Over the past two years, we have significantly changed our business through acquisitions, product line rationalizations and cost reduction actions, allowing us to focus on our long-term business strategy. As a result of our acquisitions and dispositions, our business has changed significantly and our historical results of operations will not be as indicative of future results of operations as they otherwise might suggest.

     Acquisitions

     During the third quarter of 2001, we acquired Nortel Networks' interest in the joint venture Arris Interactive. In January 2002, we purchased substantially all the assets and assumed certain liabilities of Cadant, Inc., a manufacturer of cable modem termination systems that had developed a leading design in the industry for enabling voice over IP telephony and high-speed data. In March 2003, we purchased certain assets of Atoga Systems, a developer of optical transport systems for metropolitan area networks.

     Product Line Rationalizations

     Upon evaluation and review of our product portfolio, we concluded that the Keptel product line was not core to our long-term strategy, thus we sold the product line during the second quarter of 2002. The Keptel product line had approximately $51.1 million of revenue in 2001 and approximately $6.3 million of revenue for the three months ended March 31, 2002. In November 2002, upon continued review and evaluation of our product portfolio, we sold our Actives product line to Scientific-Atlanta. This product line had approximately $68.2 million of revenue in 2001, and approximately $44.3 million of revenue for the nine months ended September 30, 2002. Both of these product lines were included in our Transmission, Optical & Outside Plant product category and the results of these operations for all periods have been reclassified to discontinued operations.

     Cost Reduction Actions

     During 2001 and 2002, we implemented significant cost reduction actions. In the third quarter of 2001, we concluded that it would be more cost effective to outsource manufacturing of our Actives and Keptel product lines. This resulted in the closure of four factories in Juarez, Mexico and El Paso, Texas. In conjunction with the purchase of Cadant, we closed our facility in Raleigh, North Carolina. The Raleigh location was a development facility where duplicative work to that being done by the Cadant organization was being performed. In 2001 and 2002, we continuously reviewed our cost structure with the goal of improving both our effectiveness and efficiency of operations. As a result, in October 2002, we announced the closure of our development and repair facility in Andover, Massachusetts and implemented other expense reduction actions including general reductions in force. These actions were in part facilitated by the simplification of our business model as a result of the closure of factories and product line rationalizations.

     Debt Reduction and Refinancing Actions

     Notes due 2003. In 1998, we issued $115.0 million of 4 1/2% convertible subordinated notes due May 15, 2003. Between April 1, 2002 and December 31, 2002 we purchased approximately $75.7 million of the notes for an aggregate purchase price of $73.7 million in cash and exchanged approximately 1.6 million shares of our common stock for $15.4 million of the notes. Between January 1, 2003 and March 10, 2003, we purchased approximately $12.4 million of the notes for cash. In order for these transactions to be permitted under the terms of our credit facility, we modified our credit facility on several occasions.

     We recorded the exchanges in accordance with SFAS No. 84, Induced Conversions of Convertible Debt, which requires the recognition of an expense equal to the fair value of additional shares of common stock issued in excess of the number of shares that would have been issued upon conversion under the original terms of the notes. In connection with these exchanges, we recorded a non-cash loss of approximately $8.7 million, based upon a weighted average common stock value of $9.10 per share (as compared with a common stock value of $24.00 per share in the original conversion ratio for the notes). We also incurred associated fees of $0.6 million related to these exchanges, resulting in an overall net loss of $9.3 million. We recorded a $2.0 million gain in 2002 on the notes purchased during the year in accordance with SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. We anticipate recording neither a gain nor a loss for the notes purchased in 2003.

     We intend to repurchase or repay the remaining notes (approximately $11.5 million as of March 10, 2003) on or before their maturity on May 15, 2003. Our credit facility imposes certain conditions on our ability to purchase or redeem the notes, although we currently meet all of those conditions and expect to continue to do so.

     Notes due 2008. On March 18, 2003, we issued $125.0 million of 4 1/2% convertible subordinated notes due March 15, 2008 under Rule 144A. These notes are convertible at the option of the holder into our common stock at $5.00 per share, subject to adjustment. We are entitled to call the notes for redemption at any time, subject to our making a "make whole" payment if we call them for redemption prior to March 15, 2006. In addition, we are required to repurchase the notes in the event of a "change in control."

     We used approximately $88.4 million of the proceeds, including the reduction in the forgiveness of the Class B membership interest, of the notes issuance to redeem the entire Class B membership interest in Arris Interactive held by Nortel Networks. We used approximately $28.0 million of the proceeds of the issuance to repurchase and retire 8 million shares of our common stock held by Nortel Networks at a discount.

     Credit Facility. As noted above, on several occasions during 2002 we modified our credit facility in order to allow us to use existing cash reserves and proceeds of asset sales to purchase or redeem our outstanding 4 1/2% convertible subordinated notes due 2003. These modifications imposed certain conditions on the use of such cash to purchase or redeem additional notes. On March 11, 2003, we amended the credit facility to permit us to issue up to $125.0 million of new convertible subordinated notes due 2008 and to use the proceeds of the new notes to redeem the Class B membership interest in Arris Interactive held by Nortel Networks and to purchase shares of the our common stock held by Nortel Networks, subject to certain limitations. The amendment also reduced the revolving loan commitments to $115.0 million.

     Nortel Networks

     Acquisition of Arris Interactive L.L.C. On August 3, 2001, we completed the acquisition from Nortel of the portion of Arris Interactive that we did not own. Arris Interactive was a joint venture formed by Nortel Networks and us in 1995, and immediately prior to the acquisition we owned 18.75% and Nortel Networks owned the remainder. As part of this transaction:

     - A new holding company, ARRIS, was formed;

     - ANTEC, our predecessor, merged with our subsidiary and the outstanding ANTEC common stock was converted, on a share-for-share basis, into ARRIS common stock;

     - Nortel Networks and our company contributed to Arris Interactive approximately $131.6 million in outstanding indebtedness and adjusted their ownership percentages in Arris Interactive to reflect these contributions;

     - Nortel Networks exchanged its remaining ownership interest in Arris Interactive for 37 million shares of ARRIS common stock (approximately 49.2% of the total shares outstanding following the transaction) and a subordinated redeemable Class B membership interest in Arris Interactive with a face amount of $100 million;

     - ANTEC, now our wholly-owned subsidiary, changed its name to Arris International, Inc.;

     - Nortel Networks designated two new members to our board of directors;

     - We issued approximately 2.1 million options and 95,000 shares of restricted stock to Arris Interactive employees.

     In connection with this transaction, we entered into an agreement with Nortel Networks whereby we pay Nortel Networks an agency fee of approximately, on average, 10% for all sales of Arris Interactive legacy products made to certain domestic and international customers. This agreement for domestic agency fees expired December 31, 2001. The agreement for international agency fees was terminated on December 6, 2002.

     Membership Interest. In connection with the acquisition of Arris Interactive in August 2001, Nortel Networks exchanged its remaining ownership interest in Arris Interactive for 37 million shares of our common stock and a subordinated redeemable Class B membership interest in Arris Interactive with a face amount of $100.0 million. The Class B membership interest earned an accreting non-cash return of 10% per annum, compounded annually, and was redeemable in approximately four quarterly installments commencing February 3, 2002, provided that certain availability and other tests are met under our revolving credit facility. Those tests were not met. The balance of the Class B membership interest as of December 31, 2002 was approximately $114.5 million. In June 2002, we entered into an option agreement with Nortel Networks that permitted us to redeem the Class B membership interest in Arris Interactive at a discount of 21% prior to June 30, 2003. To further induce us to redeem the Class B membership interest, Nortel Networks offered to forgive approximately $5.9 million of the earnings on the Class B membership interest if we redeemed it prior to March 31, 2003. As noted elsewhere, we used approximately $88.4 million of the proceeds of the March 2003 convertible note offering to redeem the Class B membership interest, including the reduction in the forgiveness of the interest.

     Common Stock. Of the 37 million shares of our common stock that Nortel Networks received in 2001, it sold 15 million in a registered public offering in June 2002. In order to reduce its holdings further, in March 2003 Nortel Networks granted us an option to purchase up to 16 million shares at a 10% discount to market, subject to a minimum purchase price of $3.50 per share for 8 million shares and $4.00 per share for the remainder. In addition, to the extent that we purchased shares at a price of less than $4.00 per share, we were obligated to return to Nortel Networks a portion of the return that was forgiven with respect to the Class B membership interest, up to a maximum of $2.0 million. Pursuant to this option, on March 24, 2003, we purchased 8 million shares for an aggregate purchase price of $28.0 million. Contemporaneously with this transaction, we paid Nortel Networks $2.0 million, which represented the reduction in the forgiveness of the Class B membership interest. We have not decided when or whether we will exercise the option to repurchase the additional 8 million shares offered by Nortel Networks.

     Amendment to Investor Rights Agreement. In connection with the sale of shares of our common stock by Nortel Networks in June 2002, effective September 30, 2002, we agreed to relax certain restrictions in the Investor Rights Agreement governing Nortel Networks' ownership and disposition of our stock that will make it easier for Nortel Networks to sell its remaining shares of our stock. Additionally, Nortel Networks and Liberty Media (our other large shareholder), entered into a "standstill" agreement under which each of them has agreed that it will not exercise its registration rights or, except under certain circumstances, sell any shares of our common stock until July 31, 2003, unless prior to then we both redeem our outstanding convertible notes and repurchase at least 66% of Nortel Networks' Class B membership interest, in which case the restrictions expire 30 days after the later of those two events. As a result of the repurchase of the Class B membership interest, those restrictions will expire on April 17, 2003.

ACQUISITION OF CADANT, INC.

     On January 8, 2002, we acquired substantially all of the assets of Cadant, Inc., a privately held designer and manufacturer of next generation CMTS. Under the terms of the transaction, we issued 5.25 million shares of our common stock and assumed approximately $16.5 million in liabilities in exchange for the assets. We issued 2.0 million options to purchase our common stock and 250,000 shares of restricted stock to Cadant employees. We also agreed to issue up to
2.0 million additional shares of our common stock based upon the achievement of future sales targets through 2003 for the CMTS product. These sales targets were not achieved and no additional shares of our common stock will be issued.

ACQUISITION OF ATOGA SYSTEMS

 -- On March 21, 2003, we purchased certain assets of Atoga Systems, a Fremont, California-based developer of optical transport systems for metropolitan area networks. Under the terms of the agreement, we obtained certain inventory, fixed assets, and intellectual property in consideration for approximately $0.5 million of cash and the assumption of certain lease obligations. Further, we retained approximately 30 employees and issued a total of 500,000 shares of restricted stock to those employees. We anticipate the transaction to be slightly dilutive to our earnings per share in 2003.

SALE OF KEPTEL PRODUCT LINE

 -- On April 24, 2002, we sold our Keptel product line. Keptel designed and marketed network interface systems and fiber optic cable management products primarily for traditional telecommunications residential and commercial applications. The transaction generated cash proceeds of $30.0 million. Additionally, we retained a potential earnout over a twenty-four month period based on sales achievements. The transaction also includes a distribution agreement whereby we will continue to distribute Keptel products. The Keptel product line had approximately $51.1 million of revenue in 2001 and approximately $6.3 million of revenue for the three months ended March 31, 2002. Total assets of approximately $31.1 million were disposed of, which included inventory, fixed assets, intangibles (formerly classified as goodwill), and other assets. We incurred approximately $7.4 million of related closure costs, including severance, vendor liabilities, outside consulting fees, and other shutdown expenses. The net result of the transaction was a loss on the sale of the product line of approximately $8.5 million. During the fourth quarter of 2002, we reduced the loss by $2.4 million as a result of the resolution of certain estimated costs associated with the sale.

SALE OF ACTIVES PRODUCT LINE

 -- On November 21, 2002, we sold our Actives product line, excluding receivables and payables, to Scientific-Atlanta for $31.8 million in net proceeds. This product line had approximately $68.2 million of revenue in 2001 and approximately $44.3 million of revenue for the first nine months of 2002, prior to the closing of the sale. The agreement provided for the transfer of inventory and equipment attributable to the product lines, plus the transfer of approximately 34 employees. Total assets of approximately $20.3 million were disposed of, which included inventory, fixed assets, and other assets attributable to the product line. Additionally, ARRIS incurred approximately $9.3 million of related closure costs, including severance, vendor liabilities, professional fees, and other shutdown expenses. In connection with the sale, we recognized a gain of approximately $2.2 million.

INDUSTRY CONDITIONS

 -- Our performance is largely dependent on capital spending for constructing, rebuilding, maintaining and upgrading broadband communications systems. After a period of intense consolidation and rapid capital expenditures within the industry through the fourth quarter of 2000, there was a tightening of credit availability throughout the telecommunications industry and a broad-based and severe drop in market capitalization for the sector. This caused broadband system operators to become more judicious in their capital spending, adversely affecting us and other equipment providers.

 -- Developments in the industry and in the capital markets over the past two years have reduced access to funding for new and existing customers, causing delays in the timing and scale of deployments of our equipment, as well as the postponement or cancellation of certain projects by our customers. In addition, during the same period, we and other vendors received notification that several customers were canceling new projects or scaling back existing projects or delaying new orders to allow them to reduce inventory levels which were in excess of their current deployment requirements.

     This industry downturn and other factors have adversely affected several of our largest customers. In June 2002, Adelphia filed bankruptcy at a time when it owed us approximately $20.2 million in accounts receivable. As a result, we incurred a $20.2 million charge during the second quarter 2002. However, we sold a portion of the Adelphia receivables during the third quarter 2002 to an unrelated third party, resulting in net gain of approximately $4.3 million. For the year ended December 31, 2002, the net result was a loss of $15.9 million related to the Adelphia situation.

     In addition, as of March 10, 2003, Cabovisao, a Portugal-based customer owed us approximately 18.6 million euros in accounts receivable, a substantial portion of which was past due. This customer accounted for approximately 6% of our sales in 2002. On October 17, 2002, the parent company of Cabovisao, CSii, issued an announcement that suggested it may have difficulty in accessing or refinancing its senior credit facility in the future. On February 3, 2003, CSii announced that it had obtained an extension of the maturity date of its credit facility to February 28, 2003, and that it was continuing negotiations with respect to a long term financing solution. On March 1, 2003, CSii announced that it had formed a special committee of its board of directors to review and evaluate alternatives to meet the financial needs of CSii and Cabovisao, including: debt restructuring, recapitalization, capital infusion and court supervised restructuring. We are uncertain what effect, if any, these developments will have on our existing accounts receivable or future relationship with Cabovisao.

     Further, in the fourth quarter of 2002 Comcast completed its purchase of AT&T Broadband. Historically, AT&T Broadband has been our largest customer. AT&T Broadband, with the deployment of telephony as part of its core strategy, had been using our CBR products in many of its major markets. Comcast has announced that as its initial priority after its acquisition of AT&T Broadband, it will emphasize video and high-speed data operations and focus on improving the profitability of its telephony operations at the expense of subscriber growth. As a result, we have experienced a significant decline in sales of our CBR telephony product to Comcast in the fourth quarter of 2002, which we expect to continue into 2003. On June 27, 2002, Comcast announced that it had chosen us to provide an initial DOCSIS 1.1 C4 CMTS to be installed at the headend of a Comcast cable system in the Philadelphia area. On January 13, 2003, we announced that Comcast had ordered an additional fifty C4 CMTS chassis for immediate data service deployment.

     In response to this downturn, we have rationalized our product portfolio and have significantly reduced expense levels through the actions previously described.

RESULTS OF OPERATIONS

     The following table sets forth ARRIS' key operating data as a percentage of net sales:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               2002     2001     2000
                                                              ------   ------   ------
Net sales...................................................  100.0%   100.0%   100.0%
Cost of sales...............................................   65.2     76.3     83.3
                                                              -----    -----    -----
Gross profit................................................   34.8     23.7     16.7
Selling, general, administrative and development expenses...   30.8     20.6     11.6
In process R&D write-off....................................     --      3.0       --
Restructuring and impairment charges........................    1.1      1.8       --
Impairment of goodwill......................................   10.8       --       --
Amortization of goodwill....................................     --      0.5      0.4
Amortization of intangibles.................................    5.3      1.1       --
                                                              -----    -----    -----
Operating income (loss).....................................  (13.2)    (3.4)     4.7
Interest expense............................................    1.3      1.8      1.6
Membership interest.........................................    1.6      0.7       --
Loss on debt retirement.....................................    1.1      0.3       --
Loss (gain) on investments..................................    2.3      0.1      0.1
Other expense (income), net.................................   (0.9)     1.3     (0.1)
                                                              -----    -----    -----
Income (loss) from continuing operations....................  (18.6)    (7.6)     3.1
Income tax expense (benefit)................................   (1.0)     5.7      1.3
                                                              -----    -----    -----
Net income (loss) from continuing operations................  (17.6)   (13.3)     1.9
Gain (loss) from discontinued operations....................   (2.9)   (13.4)     0.9
                                                              -----    -----    -----
Net income before cumulative effect of accounting change....  (20.4)   (26.7)     2.8
Cumulative effect of an accounting change...................    8.9       --       --
                                                              -----    -----    -----
Net income (loss)...........................................  (29.3)%  (26.7)%    2.8%
                                                              =====    =====    =====

SIGNIFICANT CUSTOMERS

     Our two largest customers are Comcast (after giving effect to its acquisition of AT&T Broadband) and Cox Communications. Sales to these two customers for the years ended December 31, 2002, 2001, and 2000 were as follows (in millions):

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                              2002     2001     2000
                                                             ------   ------   ------
Comcast (including AT&T Broadband).........................  $250.2   $245.6   $387.2
% of sales.................................................   38.4%    39.1%    51.8%
Cox Communications.........................................  $106.7   $110.9   $116.5
% of sales.................................................   16.4%    17.7%    15.6%

     As described above, we have uncertainties surrounding our future transactions with Adelphia and Cabovisao. Sales to these two customers for the years ended December 31, 2002, 2001, and 2000 were as follows (in millions):

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               2002     2001     2000
                                                              ------   ------   ------
Adelphia Communications.....................................  $25.9    $54.1    $48.7
% of sales..................................................   4.0%     8.6%     6.5%
Cabovisao...................................................  $39.1    $16.2    $ 2.5
% of sales..................................................   6.0%     2.6%     0.3%

COMPARISON OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

     As the sale of our Actives and Keptel product lines represent a majority of the transmission, optical and outside plant product category, we have reclassified the results of these product lines to discontinued operations for all periods presented in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Our products and services are summarized in the following two product categories, broadband, and supplies and services, instead of the previous three categories. The balance of the product lines previously reported in the former transmission, optical and outside plant product category have been combined with our supplies and services product category. All prior period amounts have been aggregated to conform to the new product categories.

     Net Sales. ARRIS' sales for 2002 increased by $23.6 million or 3.8% to $651.9 million, as compared to sales of $628.3 million in 2001. The increase in revenue is driven by an increase in international sales for the Broadband product category, primarily in Europe and Asia Pacific. The increase internationally was partially offset by reduced sales of supplies and services products, partly due to the bankruptcy filing by Adelphia Communications.

     - Broadband product revenues increased by approximately $81.2 million or 22.0% to $449.7 million in 2002, as compared to sales of $368.5 million in 2001. Broadband product revenues accounted for approximately 69.0% of 2002 sales as compared to 58.7% for 2001. Broadband revenues for 2002 included a full year of international revenue for the Cornerstone product line whereas 2001 included only five months of international revenues due to the timing of the acquisition of Arris Interactive L.L.C. on August 3, 2001. Under the previous joint venture agreement, Nortel (not ARRIS) sold the Cornerstone products internationally. This agreement terminated upon our acquisition of Nortel's share of Arris Interactive L.L.C. on August 3, 2001. Additionally, sales in 2002 included a full year of Cadant revenues following the acquisition in January 2002. However, these increases in sales were partially offset with a reduction in broadband sales to Comcast, following its acquisition of AT&T Broadband during the fourth quarter of 2002. Historically, AT&T Broadband had been our largest customer. AT&T Broadband, with the deployment of telephony as part of its core strategy, had been using our CBR products in many of its major markets. Comcast has announced that as its initial priority after its acquisition of AT&T Broadband, it will emphasize video and high-speed data operations and focus on improving the profitability of its telephony operations at the expense of subscriber growth. As a result, we have experienced a significant decline in sales of our CBR telephony product to Comcast in the fourth quarter of 2002, which we expect to continue into 2003.

     - Supplies and services product revenues decreased by approximately $57.6 million or 22.2% to $202.2 million in 2002, as compared to $259.8 million in 2001. Supplies and services product revenue accounted for approximately 31.0% of 2002 sales as compared to 41.3% for 2001. The bankruptcy filing by Adelphia and the resulting reduced sales to Adelphia accounted for approximately 52.8% of the overall decrease in supplies and services product revenue year over year. Additionally, a general slowdown in MSO's infrastructure spending contributed to the decrease in supplies and services sales year over year. We also experienced significantly reduced sales of other product lines within this category, including fiber optic cable, outside plant, and installation materials and tools, which decreased by approximately 96.6%, 25.8%, and 25.9%, respectively.

     International sales increased by approximately $75.4 million or 104.9% to $147.3 million for the year ended December 31, 2002, as compared to sales of $71.9 million during 2001. The Asia Pacific and Europe regions accounted for approximately 88.3% of the overall increase. The overall increase was primarily the result of the inclusion of a full year of international sales of the Cornerstone product line for 2002, whereas 2001 included only five months of Cornerstone international sales following our acquisition of Arris Interactive L.L.C. Under a previous agreement with Nortel Networks, we had not been able to sell Cornerstone products internationally. This agreement terminated upon our acquisition of Nortel's share of Arris Interactive L.L.C. on August 3, 2001.

     Gross Profit. Gross profit increased by $78.0 million or 52.5% to $226.7 million in 2002, as compared to $148.7 million in 2001. Gross profit margins for the year ended December 31, 2002 increased 11.1 percentage points to 34.8% as compared to 23.7% for 2001. The overall increase in gross margin is primarily due to the fact that gross margins were positively impacted by the Arris Interactive acquisition in August 2001. Prior to the acquisition, ANTEC, the predecessor to ARRIS, was a distributor of Arris Interactive Cornerstone products. Beginning in August 2001, the new ARRIS earned much higher margins as the manufacturer of Cornerstone products on both domestic and international sales. The year ended December 31, 2002 included a full year of this positive impact, whereas 2001 included only five months. The increase in gross margin is also attributable to the increased weighting of the broadband product, which contribute higher margins, within the overall product mix. The broadband product line accounted for 69% of total revenues in 2002, as compared to approximately 59% of total revenues in 2001.

     Impacting the 2002 gross margin were charges of $2.1 million to write off the balance of power product line inventory (this product line was sold in late
2001), and $1.1 million of severance costs related to employee reductions. Impacting the 2001 gross margin were charges of $8.5 million related to inventory write downs and $1.3 million related to severance, both as a result of the planned restructuring of manufacturing operations. Also negatively impacting gross margins in 2001 was a charge of approximately $2.8 million related to unrecoverable amounts of inventory due from a customer in Argentina due to the economic disturbances in that region.

     Selling, General, Administrative, and Development, or SGA&D,
Expenses. SGA&D expenses increased by $70.9 million or 54.7% to $200.6 million in 2002, as compared to $129.7 million in 2001. The primary reason for the increase in SGA&D expenses year over year was the inclusion in 2002 of additional expenses due to the acquisitions of Arris Interactive L.L.C. and Cadant, Inc. Also impacting SGA&D for 2002 was approximately $4.0 million of severance costs related to workforce reductions, and a net $14.9 million bad debt write-off due to Adelphia's bankruptcy. SGA&D expenses for 2001 include approximately $3.8 million of severance costs related to workforce reductions.

     Write-off of in-process R&D. During the third quarter of the year ended December 31, 2001, we wrote off acquired in-process research and development totaling $18.8 million in connection with the Arris Interactive acquisition.

     Restructuring and Impairment Charges. On October 30, 2002, we announced the closure of our office in Andover, Massachusetts, which is primarily a product development and repair facility. We decided to close the office in order to reduce operating costs through consolidations of our facilities. The closure affected approximately 75 employees and is expected to be completed during the second quarter of 2003. In connection with this facility closure, we recorded a charge of approximately $7.1 million in the fourth quarter of 2002. Included in this restructuring charge was approximately $2.1 million related to remaining lease payments, $2.7 million of fixed asset write-offs, $2.1 million of severance, and $0.2 million of other costs associated with these actions.

     In the fourth quarter of 2001, we closed a research and development facility in Raleigh, North Carolina and recorded a $4.0 million charge. This charge included termination expenses of $2.2 million related to the involuntary dismissal of 48 employees, primarily engaged in engineering functions at that facility. Also included was $0.7 million related to lease commitments, $0.2 million related to the impairment of fixed assets, and $0.9 million related to other shutdown expenses.

     In the third quarter of 2001, we recorded a charge of $5.9 million related to the impairment of goodwill due to the sale of the power product lines. Additionally, we recorded a restructuring charge of approximately $1.6 million related to lease terminations of office space.

     Impairment of Goodwill. We adopted SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. Upon adoption of SFAS No. 142, we recorded a transitional goodwill impairment loss of approximately $58.0 million, primarily related to our Keptel product line. During the fourth quarter of 2002, our remaining goodwill was reviewed, and based upon management's analysis including an independent valuation, an impairment charge of $70.2 million was recorded with respect to our supplies and services product category primarily due to a decline in current purchasing by Adelphia, as well as the industry in general. The valuation was determined using a combination of the income and market approaches on an invested capital basis, which is the market value of equity plus interest-bearing debt.

     Amortization of Goodwill. Total goodwill amortization expense for the year ended December 31, 2001 was $3.3 million. Beginning January 1, 2002, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise.

     Amortization of Intangibles. Total intangibles amortization expense for the years ended December 31, 2002 and 2001 was $34.5 million and $7.0 million, respectively. The majority of our intangibles represent existing technology acquired as a result of the Arris Interactive L.L.C. acquisition in the third quarter 2001 and the Cadant, Inc. acquisition in the first quarter 2002.

     Interest Expense. Interest expense for the years ended December 31, 2002 and 2001 was $8.4 million and $11.1 million, respectively. Interest expense for all periods reflects the cost of borrowings on our revolving line of credit, amortization of deferred finance fees, and the interest paid on the 4 1/2 % convertible subordinated notes due 2003. During 2002, we did not have a balance outstanding under our credit facility, and our outstanding convertible subordinated notes were reduced by $91.1 million to $23.9 million, primarily in the fourth quarter of 2002.

     Membership Interest Expense. In conjunction with the acquisition of Arris Interactive L.L.C. in August 2001, we issued to Nortel Networks a subordinated redeemable Class B membership interest in Arris Interactive with a face amount of $100.0 million. This membership interest earns a return of 10% per annum, compounded annually. For the years ended December 31, 2002 and 2001, we recorded membership interest expense of $10.4 million and $4.1 million, respectively.

     Loss on Debt Retirement. In 2002, we exchanged 1,593,789 shares of our common stock for approximately $15.4 million of the convertible subordinated notes due 2003. The exchanges were recorded in accordance with SFAS No. 84, Induced Conversions of Convertible Debt, which requires the recognition of an expense equal to the fair value of additional shares of common stock issued in excess of the number of shares that would have been issued upon conversion under the original terms of the notes. As a result, in connection with these exchanges, we recorded a non-cash loss of approximately $8.7 million, based upon a weighted average common stock value of $9.10 (as compared with a common stock value of $24.00 per share in the original conversion ratio for the notes). In connection with the exchanges, we also incurred associated fees of $0.6 million, resulting in an overall net loss of $9.3 million.

     During 2002, we redeemed $75.7 million of the notes using cash from operations and cash generated from the sale of our Actives product line. The notes were redeemed at a discount, resulting in a gain on the debt retirement of $2.0 million and was recorded in continuing operations in accordance with SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. As of December 31, 2002, there were approximately $23.9 million of the notes outstanding.

     During 2001, we recorded pre-tax charges of $1.9 million on the extinguishment of debt in accordance with EITF 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments. The amount reflected unamortized deferred finance fees related to a loan agreement, which was replaced in connection with the Arris Interactive acquisition. In 2002, this loss was reclassified to loss from continuing operations as a result of the gain on cash repurchases recognized in the fourth quarter of 2002 in accordance with SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.

     Loss on Investments. We hold certain investments in the common stock of publicly traded companies totaling approximately $0.1 million and $0.8 million at December 31, 2002 and 2001, respectively, which are classified as trading securities. Changes in the market value of these securities and gains or losses on related sales of these securities are recognized in income and resulted in pre-tax losses of approximately $0.6 million and $0.8 million during the years ended December 31, 2002 and 2001, respectively.

     We hold certain investments in the common stock of publicly traded companies totaling approximately $1.8 million and $2.1 million at December 31, 2002 and 2001, respectively, which are classified as available for sale. Changes in the market value of these securities are recorded in other comprehensive income. These securities are also subject to a periodic impairment review; however, and the impairment analysis requires significant judgment. As these investments have been below their cost basis for a period greater than six months, an unrealized loss of $3.5 million was considered "other than temporary" and recognized through income in the fourth quarter of 2002.

     In addition, we hold a number of non-marketable equity securities totaling approximately $2.8 million and $12.0 million at December 31, 2002 and 2001, respectively, which are classified as available for sale. These non-marketable equity securities are subject to a periodic impairment review; however, there are no open-market valuations, and the impairment analysis requires significant judgment. During the second quarter 2002, we wrote off a $1.0 million investment in a technology start-up company, as it was unable to raise further financing and filed for bankruptcy during the second quarter. During the fourth quarter of 2002, we recorded a $3.0 million impairment for an investment in a technology start-up, as its assets were sold to another company. An additional impairment charge of $6.0 million was recorded in the fourth quarter of 2002 relating to other non-marketable equity securities deemed to be impaired based on various factors.

     ARRIS offers a deferred compensation arrangement, which allows certain employees to defer a portion of their earnings and defer the related income taxes. These deferred earnings are invested in a "rabbi trust", and are accounted for in accordance with Emerging Issues Task Force 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested. A rabbi trust is a funding vehicle used to protect deferred compensation benefits from events (other than bankruptcy). The investment in the rabbi trust is classified as a current asset on our balance sheet. During the year ended December 31, 2002, we recognized a loss of approximately $0.8 million in connection with realized losses on the related investments.

     Loss (Gain) in Foreign Currency. During 2002, we recorded a foreign currency gain of approximately $5.7 million, primarily related to the strengthening of the euro as we have several European customers whose receivables and collections are denominated in euros. During the third quarter 2002, we have evaluated and implemented a hedging strategy using forward contracts.

     Other Expense (Income). Other expense (income) for the years ended December 31, 2002 and 2001 was $0.2 million and $8.1 million, respectively. During 2002, we recorded bank charges of $0.6 million and a loss on disposal of fixed assets of $0.3 million. These charges were partially offset with interest income of $0.5 million and other miscellaneous income of $0.2 million. During 2001, we recorded an equity loss in Arris Interactive L.L.C. of $8.6 million. The operations of Arris Interactive have been consolidated upon the acquisition of Nortel Networks' interest in Arris Interactive in August 2001. Additionally, bank charges of approximately $1.1 million were recorded during 2001. These losses were offset with a gain on the disposal of fixed assets of approximately $0.4 million, interest income of $0.9 million, and other miscellaneous income of $0.3 million.

     Income Tax Expense. We recognized an income tax benefit of $6.8 million for the year ended December 31, 2002 as compared to income tax expense of approximately $27.6 million for 2001. The income tax benefit in 2002 was due to a change in the tax laws allowing NOL carry-backs for five years, which allowed the company to record a tax benefit. The income tax expense in 2001 was primarily the result of the restructuring and impairment charges during that period, and a valuation allowance of approximately $38.1 million against deferred tax assets was recorded in accordance with SFAS No. 109, Accounting for Income Taxes. Of the net income tax expense of $27.6 million in 2001, approximately $35.6 million expense related to continuing operations, and a benefit of $8.0 million was reclassified to discontinued operations.

     Discontinued Operations. We have adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, with respect to our Actives and Keptel product line disposals. As a result, these two product lines have been accounted for as discontinued operations and, where noted, current and historical results have been reclassified accordingly. Revenues from the discontinued operations were $68.8 million and $119.3 million for the years ended December 31, 2002 and 2001, respectively. The income (loss) from discontinued operations, net of taxes, for the years ending December 31, 2002 and 2001 was $(18.8) million and $(84.5) million, respectively. During 2002, we recorded a net loss on disposals of $4.0 million.

     Cumulative Effect of an Accounting Change -- Goodwill. We adopted SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. Under the transitional provisions of SFAS No. 142, we recorded a goodwill impairment loss of approximately $58.0 million. The impairment loss has been recorded as a cumulative effect of a change in accounting principle on the accompanying Consolidated Statements of Operations for the year ended December 31, 2002.

     Net Income (Loss). A net loss of $(191.2) million or $(2.33) per diluted share was recorded for the year ended December 31, 2002. The net loss from continuing operations was $(114.4) million or $(1.40) per diluted share, the net loss from discontinued operations was $(18.8) million or $(0.23) per diluted share, and the net loss from a cumulative effect of an accounting change was $(58.0) million or $(0.71) per diluted share.

     A net loss of $(167.7) million or $(3.13) per diluted share was recorded for the year ended December 31, 2001. The net loss from continuing operations was $(83.3) million or $(1.55) per diluted share and the net loss from discontinued operations was $(84.5) million or $(1.58) per diluted share.

COMPARISON OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

     Net Sales. Our consolidated sales for 2001 decreased by $121.7 million or 16.2% to $628.3 million as compared to 2000 sales of $750.0 million. The overall reduction in sales was primarily due to the widespread slowdown in MSO's infrastructure spending. The slowdown in spending began in the fourth quarter of 2000 and continued throughout 2001. However, broadband sales for the year were up over 2000 due to the addition of international sales as a result of the acquisition of Arris Interactive in August 2001. Supplies and services product sales were down significantly from 2000, resulting in the overall sales decreased year over year.

     Our products and services are summarized in the following two product categories, instead of the previous three categories: broadband; and supplies and services. As the sale of Actives and Keptel product lines represents a majority of the former transmission, optical and outside plant product category, we have reclassified the results of these product lines to discontinued operations for all periods presented in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The balance of the product lines previously reported in the former transmission, optical and outside plant product category has been combined with our supplies and services product category. All prior period amounts have been aggregated to conform to the new product categories.

     - Broadband product revenues increased by approximately $56.2 million or 18.0% to $368.5 million for the year ended December 31, 2001 as compared to $312.3 million for 2000. Broadband product revenues accounted for approximately 58.7% of sales for the year ended December 31, 2001 as compared to 41.6% of sales for the year ended December 31, 2000. However, revenues in 2001 included approximately $30.0 million of sales to AT&T that were carried over from the fourth quarter of 2000. Further, 2001 included five months of additional international revenues due to the acquisition of Arris Interactive L.L.C. on August 3, 2001.

     - Supplies and services revenue decreased approximately $177.9 million or 40.6% to $259.8 million for the year ended December 31, 2001 as compared to $437.7 million for 2000. We experienced reduced sales of all products lines within this category, including engineering services, fiber optic cable, outside plant, and installation materials and tools. Supplies and service revenue accounted for approximately 41.3% of sales for year ended December 31, 2001 as compared to 58.4% for 2000.

     International sales increased approximately $39.5 million or 121.8% to $71.9 million in 2001 from $32.4 million in 2000. This increase was primarily the result of the addition of international sales of the Cornerstone product line following our August 3, 2001 acquisition of Arris Interactive. Under a previous agreement with Nortel Networks, we had not been able to sell Cornerstone products internationally. This agreement terminated upon our acquisition of Nortel's share of Arris Interactive L.L.C. on August 3, 2001. International sales in 2001 represented approximately 11.4% of total sales, as compared to international sales of 4.3% of our total revenue in 2000.

     Gross Profit. Gross profit increased approximately $23.4 million or 18.7% to $148.7 million for year ended December 31, 2001 from $125.3 million for 2000. Gross profit margins for the year ended December 31, 2001 increased 7.0 percentage points to 23.7% as compared to 16.7% for 2000. The overall increase in gross margin is primarily due to the fact that gross margins were positively impacted by the Arris Interactive acquisition during the year ended December 31, 2001. For all of 2000 and for the first seven months of 2001, ANTEC, the predecessor to ARRIS, was a distributor of Arris Interactive Cornerstone products. Beginning in August 2001, the new ARRIS earned much higher margins as the manufacturer of Cornerstone products on both domestic and international sales. The increase in gross margin is also attributable to the increased weighting of sales of the broadband product, which contribute higher margins, within the overall product mix. The broadband product line accounted for approximately 59% of total revenues in 2001, as compared to approximately 42% of total revenues in 2000.

     Impacting the 2001 gross margin were charges of $8.5 million related to inventory write downs and $1.3 million related to severance, both as a result of the planned restructuring of manufacturing operations. Also negatively impacting gross margins in 2001 was a charge of approximately $2.8 million related to unrecoverable amounts of inventory due from a customer in Argentina due to the economic disturbances in that region. Impacting the 2000 gross margin was a charge of $3.5 million related to product discontinuations.

     Selling, General, Administrative and Development ("SGA&D") Expenses. SGA&D expenses increased approximately $43.0 million or 49.6% to $129.7 million in 2001 from $86.7 million in 2000. As a percentage of sales, SGA&D was 20.6% in 2001 as compared with 11.6% in 2000. The increase year over year is primarily the result of the additional expenses for five months following the acquisition of Arris Interactive.

     SGA&D expenses for 2001 include approximately $3.8 million of severance costs related to workforce reductions. The SGA&D expenses for 2000 included a pre-tax gain of $2.1 million as a result of employee elections associated with a new and enhanced benefit plan and the resulting effect on our defined benefit pension plan.

     Restructuring. In the fourth quarter of 2001, we closed a research and development facility in Raleigh, North Carolina and recorded a $4.0 million charge related to severance and other costs associated with closing that facility. This charge included termination expenses of $2.2 million related to the involuntary dismissal of 48 employees, primarily engaged in engineering functions at that facility. Also included in the $4.0 million charge was $0.7 million related to lease commitments, $0.2 million related to the impairment of fixed assets, and $0.9 million related to other shutdown expenses.

     In the third quarter of 2001, we announced a restructuring plan to outsource the functions of most of our manufacturing facilities. This decision to reorganize was due in part to the ongoing weakness in industry spending patterns. The plan entailed the implementation of an expanded manufacturing outsourcing strategy and the related closure of the four factories located in El Paso, Texas and Juarez, Mexico. As a result, we recorded restructuring and impairment charges of $66.2 million, of which approximately $50.1 million relates to and is classified in discontinued operations. Included in these charges was approximately $33.7 million related to the write-down of inventories, and remaining warranty and purchase order commitments of which approximately $8.6 million was reflected in cost of goods sold and $25.1 million was reflected in discontinued operations. Additional charges incurred were approximately $5.7 million related to severance and associated personnel costs, $5.9 million related to the impairment of goodwill due to the sale of the power product lines, $14.8 million related to the impairment of fixed assets, and approximately $6.1 million related to lease terminations of factories and office space and other shutdown expenses. Of these charges, approximately $7.5 million is reflected in restructuring expense and $25.0 million is reflected in discontinued operations. We offered terminated employees separation amounts in accordance with our severance policy and provided the employees with specific separation dates.

     Write-off of in-process R&D. Acquired in-process research and development totaling $18.8 million was written off in connection with the Arris Interactive acquisition during the third quarter of 2001.

     Amortization of Goodwill and Intangibles. Total goodwill amortization expense for the years ended December 31, 2001 and 2000 was $3.3 million for each year. Total intangibles amortization expense for the year ended December 31, 2001 was $7.0 million. The intangibles as of December 31, 2001 were acquired as a result of the Arris Interactive acquisition in the third quarter 2001.

     Interest Expense. Interest expense for the years ended December 31, 2001 and 2000 was $11.1 million and $12.2 million, respectively. Interest expense for all periods reflects the cost of borrowings on our revolving line of credit, amortization of deferred finance fees, and the interest paid on the 4 1/2% convertible subordinated notes due 2003. As of December 31, 2001, we did not have a balance outstanding under our credit facility, as compared to $89.0 million outstanding at December 31, 2000. For the year ended December 31, 2001, the average interest rate on our outstanding line of credit borrowings was 7.2% with an overall blended rate of approximately 5.2% including the subordinated notes. For the year ended December 31, 2000, the average interest rate on the company's outstanding line of credit borrowings was 7.9%, with an overall blended rate of approximately 5.9% including the subordinated notes.

     Membership Interest Expense. In conjunction with the acquisition of Arris Interactive, we issued to Nortel Networks a subordinated redeemable Class B membership interest in Arris Interactive with a face amount of $100.0 million. This membership interest earns a return of 10% per annum, compounded annually. For the year ended December 31, 2001, we recorded membership interest expense of $4.1 million.

     Loss on Debt Retirement. During 2001, we recorded pre-tax charges of $1.9 million on the extinguishment of debt in accordance with EITF 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments. The amount reflected unamortized deferred finance fees related to a loan agreement, which was replaced in connection with the Arris Interactive acquisition. In 2002, this loss was reclassified to loss from continuing operations as a result of the gain on cash repurchases recognized in the fourth quarter of 2002 in accordance with SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.

     Loss on Investments. In 2000, we made a $1.0 million strategic investment in Chromatis Networks, Inc., receiving shares of the company's preferred stock. On June 28, 2000, Lucent Technologies acquired Chromatis. As a result of this acquisition, our shares of Chromatis stock were converted into shares of Lucent stock. Subsequently, as a result of Lucent's spin off of Avaya, Inc. during the third quarter of 2000, we were issued shares of Avaya stock.

     Because our investments in Lucent and Avaya stock are considered trading securities held for resale, they are required to be carried at their fair market value with any gains or losses being included in earnings. In calculating the fair market value of the Lucent and Avaya investments and including $1.3 million of impairment losses on investments available for sale in 2000, we recognized pre-tax losses of $0.8 million for each year ended December 31, 2001 and 2000.

     Loss (Gain) in Foreign Currency. During 2001, we recorded a foreign currency gain of approximately $10 thousand, as compared to a loss of $(125) thousand during 2000.

     Other Expense (Income). Other expense (income) for the years ended December 31, 2001 and 2000 was $8.1 million and $(1.4) million, respectively. During 2001, we recorded an equity loss in Arris Interactive of $8.6 million. The results of operations of Arris Interactive were consolidated upon the acquisition of Nortel Networks' interest in Arris Interactive in August 2001. Additionally, bank charges of approximately $1.1 million were recorded during 2001. These losses were offset with a gain on the disposal of fixed assets of approximately $0.4 million, interest income of $0.9 million, and other miscellaneous income of $0.3 million. During 2000, we recorded bank fees of $0.4 million. These expenses were offset with interest income of $1.8 million during 2000.

     Income Tax Expense. Income tax expense (benefit) for the year ended December 31, 2001 was approximately $27.6 million, of which an expense of $35.6 million related to continuing operations and a benefit of $(8.0) related to discontinued operations. For the year ended December 31, 2000, income tax expense of approximately $14.3 million was recorded, of which $9.6 million related to continuing operations and $4.7 million related to discontinued operations. The increase in income tax expense in 2001 was due primarily to the requirement to take a full valuation allowance against the deferred tax assets as of the third quarter 2001.

     Discontinued Operations. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, our Actives and Keptel product lines have been accounted for as discontinued operations and, where noted, current and historical results have been reclassified accordingly. Revenues from the discontinued operations were $119.3 million and $248.8 million for the years ended December 31, 2001 and 2000, respectively. The income (loss) from discontinued operations, net of taxes, for the years ending December 31, 2001 and 2000 was $(84.5) million and $6.8 million, respectively.

     Net Income (Loss). A net loss of $(167.7) million or $(3.13) per diluted share was recorded for the year ended December 31, 2001. The net loss from continuing operations was $(83.3) million or $(1.55) per diluted share and the net loss from discontinued operations was $(84.5) million or $(1.58) per diluted share.

     Net income of $20.7 million or $0.52 per diluted share was recorded for the year ended December 31, 2000. The net income from continuing operations was $13.9 million or $0.35 per diluted share and the net income from discontinued operations was $6.8 million or $0.17 per diluted share.

MATERIAL COMMITMENTS

     In the ordinary course of our business we enter into contracts with landlords, suppliers and others that involve multi-year commitments on our part.
Note 13 to our Consolidated Financial Statements summarizes our commitments with respect to real estate leases. Of those leases the most significant (financially) is the lease for our headquarters in Duluth, Georgia. That lease requires annual payments of $1.5 million, subject to adjustment, through 2009. See Item 2, Properties for a discussion of other significant leases.

     We also are party to various multi-year contracts with vendors. These contracts generally do not require minimum purchases by us. The two most significant of these are with Solectron and Mitsumi for contract manufacturing and have been filed as exhibits to previous reports filed with the Securities and Exchange Commission.

     Lastly, we have several multi-year commitments that are not related to the ordinary operation of our business. These include registration rights agreements with Nortel Networks and Liberty Media as well as registration rights obligations with Cadant. Although our monetary commitments under these agreements may not be significant, they could impact our business in other ways that investors might consider significant.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

  Overview

     Our liquidity position is primarily the product of the cash flows that we generate from operations and the funding available to us under our revolving credit facility. During 2002, we continued to manage our inventory and other current assets carefully and were able to generate substantial cash from our business despite incurring an operating loss. In the future, we may not have the same cash generating opportunities and may be more dependent upon cash generated from operations and our revolving credit facility.

     As discussed elsewhere, our operating results are dependent upon capital expenditures by cable system operators, which were at reduced levels throughout 2001 and 2002. We believe industry capital spending for 2003 is likely to be flat but concentrated in customers and products that should favor us to some degree, and, as a result, we believe we will achieve more favorable results for 2003. If we are correct, we should generate sufficient funds from operations, when combined with modest borrowing under our revolving credit facility, to meet our operating liquidity needs. If not, we will need to borrow more funds.

     As of December 31, 2002, we had outstanding $23.9 million of 4 1/2% convertible subordinated notes due May 15, 2003, down from $115.0 million at December 31, 2001. During the third and fourth quarters of 2002, we amended our revolving credit facility to enable us to use our existing cash reserves to retire these notes. We are continuing that process as the notes become available in the market place. At the present time we have sufficient cash reserves to retire these notes in full.

     We have not paid cash dividends on our common stock since our inception. Our credit agreement contains covenants that prohibit us from paying such dividends. On October 3, 2002, to implement our shareholder rights plan, our board of directors declared a dividend consisting of one right for each share of our common stock outstanding at the close of business on October 25, 2002. Each right represents the right to purchase one one-thousandth of a share of our Series A Participating Preferred Stock and becomes exercisable only if a person or group acquires beneficial ownership of 15% or more of our common stock or announces a tender or exchange offer for 15% or more of our common stock or under other similar circumstances.

     Several key indicators of our liquidity are summarized in the following table:

  Liquidity Table

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              2002     2001     2000
                                                             ------   ------   ------
                                                              (DOLLARS IN MILLIONS)
Working capital............................................  $173.3   $250.0   $305.9
Current ratio..............................................     2.4      3.1      2.7
Cash provided by operations................................  $117.3   $111.5   $  4.7
Proceeds from issuance of common stock.....................  $  1.0   $  1.1   $  5.5
Capital expenditures.......................................  $ (7.9)  $ (9.6)  $(15.5)
Borrowings (reductions) on debt obligations................  $(73.7)  $(89.0)  $ 20.5
Days sales outstanding.....................................    55.2     72.6     65.3
Inventory turnover.........................................     3.5      3.5      4.5

  Financing

     In connection with the Arris Interactive acquisition in 2001, all of the our existing bank indebtedness was refinanced. The facility, as subsequently amended, is an asset-based revolving credit facility permitting us to borrow up to $115.0 million, based upon availability under a borrowing base calculation. In general, the borrowing base is limited to 85% of net eligible receivables (with a cap of $5.0 million in relation to foreign receivables), subject to a reserve of $10.0 million. In addition, upon obtaining appropriate asset appraisals we may include in the borrowing base calculation 80% of the orderly liquidation value of net eligible inventory (not to exceed $60.0 million). The facility contains traditional financial covenants, including fixed charge coverage, senior debt leverage, minimum net worth, and minimum inventory turns ratios. The credit facility was amended in January 2003 to provide that the minimum net worth covenant applied only to the period prior to December 31, 2002. The facility is secured by substantially all of our assets. The credit facility has a maturity date of August 3, 2004. The commitment fee on unused borrowings is 0.75%. The availability under the credit facility at December 31, 2002 was approximately $18.9 million, and we had no borrowings under the facility.

     The credit facility was modified in 2002 to allow the Company to use existing cash reserves and proceeds of asset sales to purchase or redeem the outstanding notes. These modifications imposed certain conditions on the use of such cash to redeem additional notes including the requirement that, giving effect to such purchase or redemption, (1) there must not be any event of default, (2) no loans may be outstanding under the credit facility, and (3) the Company must retain at least $50.0 million in cash on deposit in accounts pledged as security for the credit facility. The Company met the applicable conditions and was able to expend approximately $73.7 million in cash to redeem approximately $75.7 million of notes. In order to redeem additional notes, the Company must meet all of the conditions for such purchase. However, since the Company had cash on hand of $98.4 million as of December 31, 2002, it anticipates being able to meet such conditions.

     On March 11, 2003, we amended our credit facility to permit the company to issue up to $125.0 million of subordinated convertible notes due 2008, to use the proceeds of such notes to redeem the Class B membership interest in Arris Interactive held by Nortel Networks and to purchase shares of ARRIS common stock held by Nortel Networks, subject to certain limitations. The amendment also reduced the revolving loan commitments from $125.0 million to $115.0 million.

     As of December 31, 2002, we had no borrowings outstanding under our credit facility and $18.9 million of available capacity. We were in compliance with all covenants contained in the credit facility.

  Contractual Obligations and Commercial Commitments

     Following is a summary of our contractual obligations and commercial commitments, excluding routine items such as purchase orders, as of December 31, 2002:

                                                            PAYMENTS DUE BY PERIOD
                                                ----------------------------------------------
CONTRACTUAL OBLIGATIONS                         1-3 YEARS   3-5 YEARS   AFTER 5 YEARS   TOTAL
-----------------------                         ---------   ---------   -------------   ------
                                                                (IN MILLIONS)
Current portion of long term debt(1)..........    $23.9      $   --         $ --        $ 23.9
Operating leases..............................     20.9         6.5          2.3          29.7
Sublease income...............................     (2.2)         --           --          (2.2)
Capital leases................................      1.3          --           --           1.3
Membership interest(2)........................       --       114.5           --         114.5
                                                  -----      ------         ----        ------
Total contractual cash obligations............    $43.9      $121.0         $2.3        $167.2
                                                  =====      ======         ====        ======

---------------

(1) Between January 1, 2003 and March 10, 2003, we purchased approximately $12.4 million of our outstanding 4 1/2% convertible subordinated notes due 2003 for cash.

(2) In the first quarter of 2003, we raised $125.0 million from a convertible note offering under Rule 144A. Approximately $88.4 million of the proceeds, including the reduction in the forgiveness of the Class B membership interest, were used to retire the Nortel Networks Class B membership interest in Arris Interactive at a $28.5 million discount. We used approximately $28.0 million of the proceeds of the issuance to repurchase and retire 8 million shares of our common stock held by Nortel Networks at a discount.

  Cash Flow

     Cash levels increased by approximately $93.1 million during 2002 as compared to a decrease of approximately $3.5 million during 2001. Operating activities in 2002 provided approximately $117.4 million in positive cash flow and investing activities provided $51.2 million, while financing activities used approximately $75.5 million in cash flow.

     Operating activities provided cash of $117.4 million during the year ended December 31, 2002. A net loss used $191.2 million in cash flow during this period. Other non-cash items, including depreciation, amortization, provisions for doubtful accounts, loss on investments, loss on debt retirement, a net loss on sales of product lines, loss on disposal of fixed assets, impairment of goodwill, and the cumulative effect of an accounting change, accounted for positive adjustments of approximately $244.0 million during 2002. Decreases in accounts receivable, other receivables, inventory, and income taxes recoverable provided positive cash flows of $91.8 million; and an increase in accrued membership interest provided positive cash flows of $10.4 million. These net cash inflows were offset by a decrease in accounts payable and accrued liabilities of $36.8 million, and an aggregate change in various other assets and liabilities of $0.9 million during the year ended December 31, 2002.

     Operating activities provided cash of $111.5 million during the year ended December 31, 2001. A net loss used $167.7 million in cash flow during this period. Other non-cash items, including depreciation, amortization, provisions for doubtful accounts, deferred income taxes, a loss on an equity investment, a gain on the disposal of fixed assets, a write-off of in-process R&D, impairment of fixed assets, a write-down of inventory, and a loss on investments accounted for positive adjustments of approximately $147.5 million during 2001. Decreases in accounts receivable, inventory, and income taxes recoverable provided positive cash flows of $161.6 million; and an aggregate change in various other assets and liabilities provided positive cash of $0.8 million. An increase in accrued membership interest provided positive cash flows of $4.1 million. These net cash inflows were offset by an increase in other receivables of $10.1 million and a decrease in accounts payable and accrued liabilities of $24.6 million through December 31, 2001.

     Days sales outstanding ("DSO") was approximately 55 days during the year ended December 31, 2002 as compared to 73 days during 2001.

     Inventory at December 31, 2002 was $104.2 million, as compared to $137.1 million at December 31, 2001. Additionally, inventory related to discontinued operations at December 31, 2001 was $53.8 million. The net inventory decrease, including inventories of discontinued operations, was $86.7 million for the twelve months ended December 31, 2002. Of this decrease, approximately $33.9 million related to inventory sold to the buyers of the Keptel and Actives product lines, which was offset by an adjustment to Cadant purchase price of $0.6 million. The net result was an inventory reduction of $53.4 million from ongoing operations during the year ended December 31, 2002. Inventory levels related to operating activities during 2001 decreased by approximately $125.9 million, net of the effects of the acquisition and the inventory write-downs in the third quarter of 2001. This inventory decrease was reflective of the abrupt slow down in our business late in 2000. Changes in both the financial markets in general and in the telecommunications equipment market specifically, created a slow down in capital spending by our customers late in 2000. With these events unfolding during the fourth quarter, we were unable to adjust our inventory levels to account for the delays in equipment spending from key customers. Inventory turns remained level during 2002 and 2001, with 3.5 turns recorded for each year.

     A decrease in accounts payable and accrued liabilities used approximately $36.8 million, while an increase in accrued membership interest provided $10.4 million in cash during 2002. Accounts payable and accrued liabilities used approximately $24.6 million in cash while an increase in accrued membership interest provided $4.1 million in cash during 2001.

     Cash flows provided by investing activities were $51.2 million for the year ended December 31, 2002, as compared to a net cash use of $19.3 million for the same period in 2001. The investments made during 2002 included approximately $7.9 million to purchase capital assets and $0.9 million in funds paid for the Cadant acquisition, net of the cash acquired in the transaction. These outlays were offset with cash proceeds of $60.0 million in connection with the disposals of the Keptel and Actives product lines. The investments during 2001 included $9.6 million spent on capital assets, $6.9 million in funds paid for the Arris Interactive acquisition, and approximately $3.9 million spent in strategic investments. These cash outflows were partially offset with cash proceeds of $1.1 million from the sale of property and equipment.

     Cash flows used in financing activities were $75.5 million for the year ended December 31, 2002 as compared to a cash use of $95.7 million for the same period in 2001. During 2002, we used approximately $73.7 million of cash to purchase $75.7 million in 4 1/2% convertible subordinated notes. Also during 2002, we paid approximately $0.9 million in capital lease payments, $1.7 million in deferred financing fees, and $0.1 million to repurchase director stock units. During 2001, we paid down approximately $89.0 million on our credit facility, whereas in 2002 we had no balance outstanding on our revolving debt. Financing fees of $7.8 million were paid in 2001. The results for both 2002 and 2001 were affected by the issuance of common stock that provided positive cash flows of approximately $1.0 million and $1.1 million, respectively.

  Interest Rates

     As of December 31, 2002, we did not have any floating rate indebtedness. At December 31, 2002, we did not have any outstanding interest rate swap agreements.

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

     We have certain international customers who are billed in their local currency. The monetary value of this business has increased since the acquisition of Arris Interactive and its corresponding international customer base formerly served through Nortel Networks. Since the acquisition of Arris Interactive, the monetary exchange fluctuations from the time of invoice to the time of payment have not been significant. However, during the second quarter of 2002, the euro increased in value relative to the US dollar enough to cause a significant foreign exchange gain. Beginning in the third quarter of 2002, we implemented a hedging strategy and entered into forward contracts based on a percentage of expected foreign currency receipts. The percentage can vary, based on the predictability of cash receipts. In July 2002, we entered into five forward contracts for approximately 31.0 million euros with expirations from August to December 2002. We will periodically review our accounts receivable in foreign currency and purchase additional forward contracts when appropriate. As of December 31, 2002, we had one foreign currency forward purchase contract outstanding. The contract was entered into on December 26, 2002 for 250.0 million Yen and was due January 31, 2003. The contract was taken out in anticipation of receiving a substantial yen payment from one of our customers, which we received on a timely basis. The fair value adjustment at December 31, 2002 was not significant.

  Financial Instruments

     In the ordinary course of business, we, from time to time, will enter into financing arrangements with customers. These financial instruments include letters of credit, commitments to extend credit and guarantees of debt. These agreements could include the granting of extended payment terms that result in longer collection periods for accounts receivable and slower cash inflows from operations and/or could result in the deferral of revenue. As of December 31, 2002, we had approximately $3.0 million outstanding under letters of credit with our banks.

  Investments

     In the ordinary course of business, we may make strategic investments in the equity securities of various companies, both public and private. We hold certain investments in the common stock of publicly traded companies totaling approximately $0.1 million and $0.8 million at December 31, 2002 and 2001, respectively, which are classified as trading securities. Changes in the market value of these securities and gains or losses on related sales of these securities are recognized in income. We recorded pre-tax losses of approximately $0.6 million and $0.8 million during the years ended December 31, 2002 and 2001, respectively, related to these investments.

     We hold certain additional investments in the common stock of publicly traded companies totaling approximately $1.8 million and $2.1 million at December 31, 2002 and 2001, respectively, which are classified as available for sale. In addition, we hold a number of non-marketable equity securities totaling approximately

$2.8 million and $12.0 million at December 31, 2002 and 2001, respectively, which are classified as available for sale. At December 31, 2002 and 2001, we had unrealized losses related to these available for sale securities of approximately $0 and $3.2 million, respectively, included in comprehensive income. During the years ended December 31, 2002, 2001, and 2000, we recorded impairment charges of approximately $13.5 million, $0, and $1.3 million on its available for sale securities as a result of market value declines considered by management to be other than temporary.

     We offer a deferred compensation arrangement, which allows certain employees to defer a portion of their earnings and defer the related income taxes. These deferred earnings are invested in a "rabbi trust", and are accounted for in accordance with Emerging Issues Task Force 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested. A rabbi trust is a funding vehicle used to protect deferred compensation benefits from events (other than bankruptcy). The investment in the rabbi trust is classified as a current asset on our balance sheet. During the year ended December 31, 2002, we recognized a loss of approximately $0.8 million in connection with realized losses on the related investments.

  Capital Expenditures

     Capital expenditures are made at a level designed to support the strategic and operating needs of the business. ARRIS' capital expenditures were $7.9 million in 2002 as compared to $9.6 million in 2001 and $15.5 million in 2000. ARRIS had no significant commitments for capital expenditures at December 31, 2002. Management expects to invest approximately $8.0 million in capital expenditures for the year 2003.

  Net Operating Loss Carryforwards

     As of December 31, 2002, ARRIS had net operating loss ("NOL") carryforwards for domestic and foreign income tax purposes of approximately $78.2 million and $6.9 million, respectively. We established a valuation allowance against deferred tax assets in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes during 2001. We continually review the adequacy of the valuation allowance and recognize the benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.

     The availability of tax benefits of NOL carryforwards to reduce ARRIS' federal and state income tax liability is subject to various limitations under the Internal Revenue Code. The availability of tax benefits of NOL carryforwards to reduce ARRIS' foreign income tax liability is subject to the various tax provisions of the respective countries.

     As of December 31, 2002, tax benefits arising from NOL carryforwards of approximately $2.4 million, originating prior to TSX's quasi-reorganization, will be credited directly to additional paid-in capital if and when realized.

FORWARD-LOOKING STATEMENTS

     Certain information and statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report, including statements using terms such as "may," "expect," "anticipate," "intend," "estimate," "believe," "plan," "continue," "could be," or similar variations or the negative thereof, constitute forward-looking statements with respect to the financial condition, results of operations, and business of ARRIS, including statements that are based on current expectations, estimates, forecasts, and projections about the markets in which we operate and management's beliefs and assumptions regarding these markets. These and any other statements in this document that are not statements about historical facts are "forward-looking statements." We caution investors that forward-looking statements made by us are not guarantees of future performance and that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. Important factors that could cause results or events to differ from current expectations are described in the risk factors below. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. In providing forward-looking statements, ARRIS expressly disclaims any obligation to update publicly or otherwise these statements, whether as a result of new information, future events or otherwise except to the extent required by law.

RISK FACTORS

OUR BUSINESS IS DEPENDENT ON CUSTOMERS' CAPITAL SPENDING ON BROADBAND COMMUNICATION SYSTEMS, AND REDUCTIONS BY CUSTOMERS IN CAPITAL SPENDING COULD ADVERSELY AFFECT OUR BUSINESS.

     Our performance has been largely dependent on customers' capital spending for constructing, rebuilding, maintaining or upgrading broadband communications systems. Capital spending in the telecommunications industry is cyclical. A variety of factors will affect the amount of capital spending, and therefore, our sales and profits, including:

     - general economic conditions;

     - availability and cost of capital;

     - other demands and opportunities for capital;

     - regulations;

     - demands for network services;

     - competition and technology; and

     - real or perceived trends or uncertainties in these factors.

     Developments in the industry and in the capital markets over the past two years have reduced access to funding for new and existing customers, causing delays in the timing and scale of deployments of our equipment, as well as the postponement or cancellation of certain projects by our customers. In addition, during the same period, we and other vendors received notification from several customers that they were canceling new projects or scaling back existing projects or delaying new orders to allow them to reduce inventory levels which were in excess of their current deployment requirements.

     Further, several of our customers have accumulated significant levels of debt and have recently announced, or are expected to announce, financial restructurings, including bankruptcy filings. For example, Adelphia has been operating under bankruptcy since the first half of 2002. Even if the financial health of that company and other customers improve, we cannot assure you that these customers will be in a position to purchase new equipment at levels we have seen in the past. In addition, the bankruptcy filing of Adelphia in June 2002 has further heightened concerns in the financial markets about the domestic cable industry. The concern, coupled with the current uncertainty and volatile capital markets, has affected the market values of domestic cable operators and may further restrict their access to capital.

DEVELOPMENTS RELATING TO CABOVISAO MAY ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS.

     Cabovisao, a Portugal-based MSO, accounted for approximately 6% of our total sales in 2002. As of March 10, 2003, Cabovisao owed us 18.6 million euros in accounts receivable. Cabovisao committed to a schedule of 2003 payments to us for our products and services. Cabovisao made its January 2003 payment of 2.0 million euros to us according to the schedule. However, Cabovisao failed to make the scheduled 2.5 million euros February payment to us by its due date. On March 1, 2003, Cabovisao's parent company, CSii, issued a press release that suggested it may have difficulty in accessing or refinancing its senior credit facility and that its bankers again extended the waivers pertaining to the maturity date of its credit facility until March 26, 2003. CSii also indicated that it would not make the scheduled March 3, 2003 interest payment on its senior unsecured notes. The announcement further indicated that CSii had formed a special board committee to consider alternatives to meet its financial needs, including debt restructuring or a possible court-supervised restructuring, among other alternatives. We will not deliver further products to Cabovisao until we have a satisfactory payment plan with Cabovisao and are considering what actions should be taken regarding the situation. We cannot assure you that Cabovisao will pay us according to any schedule or that it will continue to place orders with us in the future.

THE MARKETS IN WHICH WE OPERATE ARE INTENSELY COMPETITIVE, AND COMPETITIVE PRESSURES MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

     The markets for broadband communication systems are extremely competitive and dynamic, requiring the companies that compete in these markets to react quickly and capitalize on change. This will require us to retain skilled and experienced personnel as well as deploy substantial resources toward meeting the ever-changing demands of the industry. We compete with national and international manufacturers, distributors and wholesalers including many companies larger than us. Our major competitors include:

     - ADC Telecommunications, Inc.;

     - Broadband Services, Inc.;

     - Cisco Systems, Inc.;

     - Juniper Networks, Inc.;

     - Motorola, Inc.;

     - Riverstone Networks, Inc.;

     - Scientific-Atlanta, Inc.;

     - Tellabs, Inc.;

     - Terayon Communications Systems, Inc.; and

     - TVC Communications, Inc.

     The rapid technological changes occurring in the broadband markets may lead to the entry of new competitors, including those with substantially greater resources than ours. Because the markets in which we compete are characterized by rapid growth and, in some cases, low barriers to entry, smaller niche market companies and start-up ventures also may become principal competitors in the future. Actions by existing competitors and the entry of new competitors may have an adverse effect on our sales and profitability. The broadband communications industry is further characterized by rapid technological change. In the future, technological advances could lead to the obsolescence of some of our current products, which could have a material adverse effect on our business.

     Further, many of our larger competitors are in a better position to withstand any significant reduction in capital spending by customers in these markets. They often have broader product lines and market focus and therefore will not be as susceptible to downturns in a particular market. In addition, several of our competitors have been in operation longer than we have been, and therefore they have more long-standing and established relationships with domestic and foreign broadband service users. We may not be able to compete successfully in the future, and competition may harm our business.

OUR BUSINESS HAS PRIMARILY COME FROM SEVERAL KEY CUSTOMERS. THE LOSS OF ONE OF THESE CUSTOMERS OR A SIGNIFICANT REDUCTION IN SERVICES TO ONE OF THESE CUSTOMERS WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

     Our two largest customers are Comcast (primarily through the recently acquired AT&T Broadband business) and Cox Communications. For the year ended December 31, 2002, sales to Comcast (including AT&T Broadband) accounted for approximately 38.4% of our total revenues, while sales to Cox Communications accounted for approximately 16.4%. We currently are the exclusive provider of telephony products for both Cox Communications and, in eight metro areas, Comcast, as successor to AT&T Broadband. In addition, we have two other customers who accounted for more than 5% each of our total revenues for the year ended December 31, 2002, one of which is Cabovisao. The loss of Comcast, Cox Communications or one of our other large customers, or a significant reduction in the services provided to any of them would have a material adverse impact on our business. In addition, as a result of the merger of Comcast with AT&T Broadband in late 2002, we may experience possible interruptions in purchasing by the resulting Comcast company in 2003.

OUR CREDIT FACILITY IMPOSES FINANCIAL COVENANTS THAT MAY ADVERSELY AFFECT THE REALIZATION OF OUR STRATEGIC OBJECTIVES.

     We and certain of our subsidiaries have entered into a revolving credit facility providing for borrowing up to a committed amount of $115.0 million, as amended in March 2003, with borrowing also limited by a borrowing base determined by reference to eligible accounts receivable and, subject to certain conditions, eligible inventory. As of December 31, 2002, the borrowing base was $18.9 million. The credit facility imposes, among other things, covenants limiting the incurrence of additional debt and liens and requires us to meet certain financial objectives. The credit facility has a maturity date of August 3, 2004. As of March 16, 2003, we had no borrowings outstanding under the credit facility, and our borrowing base was $15.9 million. Any acceleration of the maturity date of the credit facility could have a material adverse effect on our business.

     The credit facility was modified on several occasions during 2002 to allow us to use existing cash reserves and proceeds of asset sales to purchase or redeem the outstanding 4 1/2% convertible subordinated notes. These modifications imposed certain conditions on the use of such cash to purchase or redeem additional 4 1/2% notes. We recently amended our credit facility to permit the redemption of the Nortel Networks' membership interest and to repurchase a limited number of shares of our common stock from Nortel Networks, subject to certain conditions.

WE HAVE SIGNIFICANT STOCKHOLDERS THAT MAY NOT ACT CONSISTENTLY WITH THE INTERESTS OF OUR OTHER STOCKHOLDERS.

     As of March 25, 2003, Nortel Networks owned approximately 18.8% of our common stock and Liberty Media Group beneficially owned approximately 10.3% of our common stock. These respective ownership interests result in both Nortel Networks and Liberty Media having a significant influence over us. Nortel Networks and Liberty Media may exert their respective influences or sell their respective shares at a time or in a manner that is inconsistent with the interests of our other stockholders.

     Any sales of substantial amounts of our common stock in the public market, or the perception that such sales might occur, could have a depressive effect on the market price of our common stock.

WE HAVE ANTI-TAKEOVER DEFENSES THAT COULD DELAY OR PREVENT AN ACQUISITION OF OUR COMPANY.

     On October 3, 2002, our board of directors approved the adoption of a shareholder rights plan (commonly known as a "poison pill"). This plan is not intended to prevent a takeover, but is intended to protect and maximize the value of shareholders' interests. This poison pill could make it more difficult for a third party to acquire us or may delay that process.

WE MAY DISPOSE OF EXISTING PRODUCT LINES OR ACQUIRE NEW PRODUCT LINES IN TRANSACTIONS THAT MAY ADVERSELY IMPACT US AND OUR FUTURE RESULTS.

     On an ongoing basis, we evaluate our various product offerings in order to determine whether any should be sold or closed and whether there are businesses that we should pursue acquiring. Future acquisitions and divestitures entail various risks, including:

     - the risk that acquisitions will not be integrated or otherwise perform as expected;

     - the risk that we will not be able to find a buyer for a product line while product line sales and employee morale will have been damaged because of general awareness that the product line is for sale; and

     - the risk that the purchase price obtained will not be equal to the book value of the assets for the product line that we sell.

PRODUCTS CURRENTLY UNDER DEVELOPMENT MAY FAIL TO REALIZE ANTICIPATED BENEFITS.

     Rapidly changing technologies, evolving industry standards, frequent new product introductions and relatively short product life cycles characterize the markets for our products. The technology applications currently under development by us may not be successfully developed. Even if the developmental products are successfully developed, they may not be widely used or we may not be able to successfully exploit these technology applications. To compete successfully, we must quickly design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance and reliability. However, we may not be able to successfully develop or introduce these products if our products:

     - are not cost-effective;

     - are not brought to market in a timely manner;

     - fail to achieve market acceptance; or

     - fail to meet industry certification standards.

     Furthermore, our competitors may develop similar or alternative new technology applications that, if successful, could have a material adverse effect on us. Our strategic alliances are based on business relationships that have not been the subject of written agreements expressly providing for the alliance to continue for a significant period of time. The loss of a strategic partner could have a material adverse effect on the progress of new products under development with that partner.

CONSOLIDATIONS IN THE TELECOMMUNICATIONS INDUSTRY COULD RESULT IN DELAYS OR REDUCTIONS IN PURCHASES OF PRODUCTS, WHICH WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

     The telecommunications industry has experienced the consolidation of many industry participants, and this trend is expected to continue. We and one or more of our competitors may each supply products to businesses that have merged, such as AT&T Broadband and Comcast, or will merge in the future. Consolidations could result in delays in purchasing decisions by the merged businesses, and we could play either a greater or lesser role in supplying the communications products to the merged entity. These purchasing decisions of the merged companies could have a material adverse effect on our business. For example, we experienced delays while the Comcast and AT&T Broadband deal was pending.

     Mergers among the supplier base also have increased, and this trend may continue. The larger combined companies with pooled capital resources may be able to provide solution alternatives with which we would be put at a disadvantage to compete. The larger breadth of product offerings by these consolidated suppliers could result in customers electing to trim their supplier base for the advantages of one-stop shopping solutions for all of their product needs. Consolidation of the supplier base could have a material adverse effect on our business.

OUR SUCCESS DEPENDS IN LARGE PART ON OUR ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL IN ALL FACETS OF OUR OPERATIONS.

     Competition for qualified personnel is intense, and we may not be successful in attracting and retaining key executives, marketing, engineering and sales personnel, which could impact our ability to maintain and grow our operations. Our future success will depend, to a significant extent, on the ability of our management to operate effectively. In the past, competitors and others have attempted to recruit our employees and in the future, their attempts may continue. The loss of services of any key personnel, the inability to attract and retain qualified personnel in the future or delays in hiring required personnel, particularly engineers and other technical professionals, could negatively affect our business.

WE ARE SUBSTANTIALLY DEPENDENT ON CONTRACT MANUFACTURERS, AND AN INABILITY TO OBTAIN ADEQUATE AND TIMELY DELIVERY OF SUPPLIES COULD ADVERSELY AFFECT OUR BUSINESS.

     Many components, subassemblies and modules necessary for the manufacture or integration of our products are obtained from a sole supplier or a limited group of suppliers. Our reliance on sole or limited suppliers, particularly foreign suppliers, and our reliance on subcontractors involves several risks including a potential inability to obtain an adequate supply of required components, subassemblies or modules and reduced control over pricing, quality and timely delivery of components, subassemblies or modules. Historically, we have not generally maintained long-term agreements with any of our suppliers or subcontractors. An inability to obtain adequate deliveries or any other circumstance that would require us to seek alternative sources of supply could affect our ability to ship products on a timely basis. Any inability to reliably ship our products on time could damage relationships with current and prospective customers and harm our business.

OUR INTERNATIONAL OPERATIONS MAY BE ADVERSELY AFFECTED BY ANY DECLINE IN THE DEMAND FOR BROADBAND SYSTEMS DESIGNS AND EQUIPMENT IN INTERNATIONAL MARKETS.

     Sales of broadband communications equipment into international markets are an important part of our business. The entire line of our products is marketed and made available to existing and potential international customers. In addition, United States broadband system designs and equipment are increasingly being employed in international markets, where market penetration is relatively lower than in the United States. While international operations are expected to comprise an integral part of our future business, international markets may no longer continue to develop at the current rate, or at all. We may fail to receive additional contracts to supply equipment in these markets.

OUR INTERNATIONAL OPERATIONS MAY BE ADVERSELY AFFECTED BY CHANGES IN THE FOREIGN LAWS IN THE COUNTRIES IN WHICH WE HAVE MANUFACTURING OR ASSEMBLY PLANTS.

     A significant portion of our products are manufactured or assembled in Mexico and the Philippines and other countries outside of the United States. The governments of the foreign countries in which our products are manufactured may pass laws that impair our operations, such as laws that impose exorbitant tax obligations or nationalize these manufacturing facilities.

WE FACE RISKS RELATING TO CURRENCY FLUCTUATIONS AND CURRENCY EXCHANGE.

     We may encounter difficulties in converting our earnings from international operations to U.S. dollars for use in the United States. These obstacles may include problems moving funds out of the countries in which the funds were earned and difficulties in collecting accounts receivable in foreign countries where the usual accounts receivable payment cycle is longer.

     We are exposed to various market risk factors such as fluctuating interest rates and changes in foreign currency rates. These risk factors can impact results of operations, cash flows and financial position. We manage these risks through regular operating and financing activities and periodically use derivative financial instruments such as foreign exchange forward contracts. There can be no assurance that our risk management strategies will be effective.

OUR PROFITABILITY HAS BEEN, AND MAY CONTINUE TO BE, VOLATILE, WHICH COULD ADVERSELY AFFECT THE PRICE OF OUR STOCK.

     We have experienced several years with significant operating losses. Although we have been profitable in the past, we may not be profitable or meet the level of expectations of the investment community in the future, which could have a material adverse impact on our stock price. In addition, our operating results may be adversely affected by timing of sales or a shift in our product mix.

WE MAY FACE HIGHER COSTS ASSOCIATED WITH PROTECTING OUR INTELLECTUAL PROPERTY.

     Our future success depends in part upon our proprietary technology, product development, technological expertise and distribution channels. We cannot predict whether we can protect our technology or whether competitors can develop similar technology independently. We have received and may continue to receive from third parties, including some of our competitors, notices claiming that we have infringed upon third-party patents or other proprietary rights. Any of these claims, whether with or without merit, could result in costly litigation, divert the time, attention and resources of our management, delay our product shipments, or require us to enter into royalty or licensing agreements. If a claim of product infringement against us is successful and we fail to obtain a license or develop non-infringing technology, our business and operating results could be adversely affected.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to various market risks, including interest rates and foreign currency rates. The following discussion of our risk-management activities includes "forward-looking statements" that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

     In the past, we have used interest rate swap agreements, with large creditworthy financial institutions, to manage our exposure to interest rate changes. These swaps would involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. During the year ended December 31, 2002, we did not have any outstanding interest rate swap agreements.

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

     We have certain international customers who are billed in their local currency. The monetary value of this business has increased since the acquisition of Arris Interactive and its corresponding international customer base formerly served through Nortel Networks. Changes in the monetary exchange rates may adversely affect our results of operations and financial condition. To manage the volatility relating to these typical business exposures, we may enter into various derivative transactions, when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. The euro is the predominant currency of those customers who are billed in their local currency. Taking into account the effects of foreign currency fluctuations of the euro versus the dollar, a hypothetical 10% weakening of the U.S. dollar (as of December 31, 2002) would provide a gain on foreign currency of approximately $2.7 million. Conversely, a hypothetical 10% strengthening of the U.S. dollar would provide a loss on foreign currency of approximately $2.7 million. As of December 31, 2002, we had no material contracts, other than accounts receivable, denominated in foreign currencies.

     We will periodically review our accounts receivable in foreign currency and purchase additional forward contracts when appropriate. As of December 31, 2002, we had one foreign currency forward purchase contract outstanding. The contract was entered into on December 26, 2002 for 250.0 million Yen and was due January 31, 2003. The contract was taken out in anticipation of receiving a substantial yen payment from one of our customers, which we received on a timely basis. The fair value adjustment at December 31, 2002 was not significant.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The report of independent auditors and consolidated financial statements and notes thereto for the Company are included in this Report and are listed in the Index to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     N/A

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----
Report of Ernst & Young LLP, Independent Auditors...........     49
Consolidated Balance Sheets at December 31, 2002 and 2001...     50
Consolidated Statements of Operations for the years ended
  December 31, 2002, 2001 and 2000..........................     51
Consolidated Statements of Cash Flows for the years ended
  December 31, 2002, 2001 and 2000..........................     52
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2002, 2001 and 2000..............     53
Notes to the Consolidated Financial Statements..............     54

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
ARRIS Group, Inc.

     We have audited the accompanying consolidated balance sheets of ARRIS Group, Inc. as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of ARRIS' management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ARRIS Group, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Note 3 of the Notes to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities in 2002.

                                          /s/ ERNST & YOUNG LLP

Atlanta, Georgia
February 4, 2003, except for Note 19,
as to which the date is March 24, 2003

                               ARRIS GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2002        2001
                                                              ---------   --------
                                                                 (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  98,409   $  5,337
  Accounts receivable (net of allowances for doubtful
    accounts of $10,698 in 2002 and $9,409 in 2001).........     78,743    118,264
  Accounts receivable from Nortel Networks..................      2,212     18,857
  Other receivables.........................................      3,154     10,049
  Inventories...............................................    104,203    137,132
  Income taxes recoverable..................................         --      5,066
  Investments held for resale...............................        137        795
  Current assets -- discontinued operations.................         --     64,835
  Other current assets......................................     14,834     19,185
                                                              ---------   --------
         Total current assets...............................    301,692    379,520
Property, plant and equipment (net of accumulated
  depreciation of $44,810 in 2002 and $19,600 in 2001)......     34,540     41,623
Goodwill (net of accumulated amortization of $0 in 2002 and
  $56,430 in 2001)..........................................    151,265    259,062
Intangibles (net of accumulated amortization of $41,506 in
  2002 and $7,012 in 2001)..................................     64,843     44,488
Investments.................................................      4,594     14,037
Other assets................................................      6,478     13,385
                                                              ---------   --------
                                                              $ 563,412   $752,115
                                                              =========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  24,253   $ 18,620
  Accrued compensation, benefits and related taxes..........     23,423     32,747
  Accounts payable and accrued expenses -- Nortel
    Networks................................................     11,303     25,411
  Current portion of long-term debt.........................     23,887         --
  Current portion of capital lease obligations..............      1,120         --
  Other accrued liabilities.................................     44,360     41,684
                                                              ---------   --------
         Total current liabilities..........................    128,346    118,462
Capital lease obligations, net of current portion...........        158         --
Long-term debt..............................................         --    115,000
                                                              ---------   --------
         Total liabilities..................................    128,504    233,462
Membership interest -- Nortel Networks......................    114,518    104,110
                                                              ---------   --------
         Total liabilities & membership interest............    243,022    337,572
Stockholders' equity:
  Preferred stock, par value $1.00 per share, 5.0 million
    shares authorized; none issued and outstanding..........         --         --
  Common stock, par value $0.01 per share, 320.0 million
    shares authorized; 82.5 million and 75.2 million shares
    issued and outstanding in 2002 and 2001, respectively...        831        755
  Capital in excess of par value............................    603,563    507,650
  Accumulated deficit.......................................   (281,329)   (90,162)
  Unrealized holding gain (loss) on marketable securities...        227     (3,211)
  Unearned compensation.....................................     (1,649)      (577)
  Unfunded pension losses...................................     (1,219)        --
  Cumulative translation adjustments........................        (34)        88
                                                              ---------   --------
         Total stockholders' equity.........................    320,390    414,543
                                                              ---------   --------
                                                              $ 563,412   $752,115
                                                              =========   ========

        See accompanying notes to the consolidated financial statements.

                               ARRIS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                             --------------------------------------
                                                                2002          2001          2000
                                                             -----------   -----------   ----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales (includes sales to Nortel Networks of $3.2
  million, $23.4 million and $1.6 million for the years
  ended December 31, 2002, 2001, and 2000, respectively)...   $ 651,883     $ 628,323     $749,972
Cost of sales..............................................     425,231       479,663      624,720
                                                              ---------     ---------     --------
  Gross profit.............................................     226,652       148,660      125,252
Operating expenses:
  Selling, general, administrative and development
     expenses..............................................     200,574       129,743       86,721
  In-process R&D write-off.................................          --        18,800           --
  Restructuring and impairment charges.....................       7,113        11,602           --
  Impairment of goodwill...................................      70,209            --           --
  Amortization of goodwill.................................          --         3,256        3,300
  Amortization of intangibles..............................      34,494         7,012           --
                                                              ---------     ---------     --------
                                                                312,390       170,413       90,021
                                                              ---------     ---------     --------
Operating income (loss)....................................     (85,738)      (21,753)      35,231
Other expense (income):
  Interest expense.........................................       8,383        11,068       12,184
  Membership interest......................................      10,409         4,110           --
  Loss on debt retirement..................................       7,302         1,853           --
  Loss on investments......................................      14,894           767          773
  (Gain) loss on foreign currency..........................      (5,739)          (10)         125
  Other expense (income), net..............................         226         8,130       (1,396)
                                                              ---------     ---------     --------
Income (loss) from continuing operations before income
  taxes....................................................    (121,213)      (47,671)      23,545
Income tax expense (benefit)...............................      (6,800)       35,588        9,622
                                                              ---------     ---------     --------
Net income (loss) from continuing operations...............    (114,413)      (83,259)      13,923
Discontinued Operations:
  Income (loss) from discontinued operations (including a
     net loss on disposals of $4.0 million for the year
     ended December 31, 2002)..............................     (18,794)      (92,441)      11,409
  Income tax expense (benefit).............................          --        (7,969)       4,663
                                                              ---------     ---------     --------
     Income (loss) from discontinued operations............     (18,794)      (84,472)       6,746
                                                              ---------     ---------     --------
Net income (loss) before cumulative effect of an accounting
  change...................................................    (133,207)     (167,731)      20,669
Cumulative effect of an accounting change -- goodwill......      57,960            --           --
                                                              ---------     ---------     --------
       Net income (loss)...................................   $(191,167)    $(167,731)    $ 20,669
                                                              =========     =========     ========
Net income (loss) per common share:
  Basic:
     Income (loss) from continuing operations..............   $   (1.40)    $   (1.55)    $   0.37
     Income (loss) from discontinued operations............       (0.23)        (1.58)        0.18
     Cumulative effect of an accounting change.............       (0.71)           --           --
                                                              ---------     ---------     --------
       Net income (loss)...................................   $   (2.33)    $   (3.13)    $   0.54
                                                              =========     =========     ========
  Diluted:
     Income (loss) from continuing operations..............   $   (1.40)    $   (1.55)    $   0.35
     Income (loss) from discontinued operations............       (0.23)        (1.58)        0.17
     Cumulative effect of an accounting change.............       (0.71)           --           --
                                                              ---------     ---------     --------
       Net (loss) income...................................   $   (2.33)    $   (3.13)    $   0.52
                                                              =========     =========     ========
Weighted average common shares:
  Basic....................................................      81,934        53,624       37,965
                                                              =========     =========     ========
  Diluted..................................................      81,934        53,624       39,571
                                                              =========     =========     ========

        See accompanying notes to the consolidated financial statements.

                               ARRIS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2002        2001        2000
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
Operating activities:
 Net (loss) income..........................................  $(191,167)  $(167,731)  $  20,669
 Adjustments to reconcile net (loss) income to net cash
   provided by (used in) operating activities:
   Depreciation.............................................     20,400      18,089      13,551
   Amortization of goodwill.................................         --       4,872       4,917
   Amortization of intangibles..............................     34,494       7,012          --
   Amortization of deferred finance fees....................      2,859       1,772       1,163
   Amortization of unearned compensation....................      1,850       1,076         950
   Loss from equity investment..............................         --       8,607          --
   Provision for doubtful accounts..........................     29,744       5,820       1,117
   Loss (gain) on disposal of fixed assets..................        322        (448)         --
   Deferred income taxes....................................         --      19,273          30
   Loss on investments......................................     14,894         788         773
   Cash proceeds from sale of trading securities............         60          --          --
   Write-off of acquired in-process R&D.....................         --      18,800          --
   Impairment of goodwill...................................     70,209       5,877          --
   Impairment of fixed assets...............................         --      14,722          --
   Write-down of inventories................................         --      31,970          --
   Loss on debt retirement..................................      7,302          --          --
   Loss on sale of power product line.......................         --       9,225          --
   Loss on sale of discontinued product lines...............      3,959          --          --
   Cumulative effect of an accounting change -- goodwill....     57,960          --          --
   Changes in operating assets and liabilities, net of
     effect of acquisitions and dispositions:
     (Increase) decrease in accounts receivable.............     26,422      17,771      36,034
     (Increase) decrease in other receivables...............      6,895     (10,049)         --
     (Increase) decrease in inventories.....................     53,431     125,891     (48,467)
     (Increase) decrease in income taxes recoverable........      5,066      17,895      (7,492)
     Increase (decrease) in accounts payable and accrued
      liabilities...........................................    (36,820)    (24,644)    (21,629)
     Increase (decrease) in accrued Class B membership
      interest..............................................     10,409       4,110          --
     Increase (decrease) in other, net......................       (897)        795       3,106
                                                              ---------   ---------   ---------
Net cash provided by (used in) operating activities.........    117,392     111,493       4,722
Investing activities:
 Purchases of property, plant and equipment.................     (7,923)     (9,556)    (15,498)
 Cash proceeds from sale of property & equipment............         --       1,061          --
 Cash proceeds from sale of Keptel product line.............     30,000          --          --
 Cash proceeds from sale of Actives product line............     30,000          --          --
 Cash paid for acquisition, net of cash acquired............       (874)     (6,852)         --
 Other......................................................        (50)     (3,930)     (8,198)
                                                              ---------   ---------   ---------
Net cash provided by (used in) investing activities.........     51,153     (19,277)    (23,696)
                                                              ---------   ---------   ---------
Financing activities:
 Borrowings under credit facilities.........................         --     302,726     352,000
 Reductions in borrowings under credit facilities...........         --    (391,726)   (331,500)
 Payments on capital lease obligations......................       (903)         --          --
 Payments on debt obligations...............................    (73,737)         --          --
 Deferred financing costs paid..............................     (1,725)     (7,813)     (1,163)
 Repurchase of stock units..................................       (115)         --          --
 Proceeds from issuance of common stock.....................      1,007       1,146       5,454
                                                              ---------   ---------   ---------
Net cash provided by (used in) financing activities.........    (75,473)    (95,667)     24,791
Net increase (decrease) in cash and cash equivalents........     93,072      (3,451)      5,817
Cash and cash equivalents at beginning of year..............      5,337       8,788       2,971
                                                              ---------   ---------   ---------
Cash and cash equivalents at end of year....................  $  98,409   $   5,337   $   8,788
                                                              =========   =========   =========
Noncash investing and financing activities:
 Net tangible assets acquired, excluding cash...............  $   5,063   $  55,284   $      --
 Net liabilities assumed....................................    (14,955)         --          --
 Intangible assets acquired, including goodwill.............     79,339     195,193          --
 Noncash purchase price, including 5,250,000 shares of
   common stock in 2002 and 37,000,000 shares of common
   stock in 2001, and fair market value of stock options
   issued...................................................    (68,573)   (243,625)         --
                                                              ---------   ---------   ---------
 Cash paid for acquisition, net of cash acquired............  $     874   $   6,852   $      --
                                                              =========   =========   =========
 Equity received in exchange for services provided..........  $      --   $   1,000   $      --
                                                              =========   =========   =========
 Equity issued in exchange for 4 1/2% convertible
   subordinated notes due 2003..............................  $  14,497   $      --   $      --
                                                              =========   =========   =========
Supplemental cash flow information:
 Interest paid during the year..............................  $   1,131   $   8,952   $  10,966
                                                              =========   =========   =========
 Income taxes paid during the year..........................  $   2,831   $     465   $  15,286
                                                              =========   =========   =========

        See accompanying notes to the consolidated financial statements.

                               ARRIS GROUP, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                      CAPITAL IN     RETAINED     UNREALIZED
                                      EXCESS OF      EARNINGS      LOSS ON                     UNFUNDED   CUMULATIVE
                             COMMON      PAR       (ACCUMULATED   MARKETABLE     UNEARNED      PENSION    TRANSLATION
                             STOCK      VALUE        DEFICIT)     SECURITIES   COMPENSATION     LOSSES    ADJUSTMENTS     TOTAL
                             ------   ----------   ------------   ----------   -------------   --------   -----------   ---------
                                                                        (IN THOUSANDS)
Balance, December 31,
 1999......................   $378     $252,245     $  56,900      $    --        $  (184)     $    --       $  (1)     $ 309,338
Comprehensive income:
 Net income................     --           --        20,669           --             --           --          --         20,669
 Unrealized loss on
   marketable securities...     --           --            --       (1,668)            --           --          --         (1,668)
 Translation adjustment....     --           --            --           --             --           --          81             81
                                                                                                                        ---------
 Comprehensive income......                                                                                                19,082
 Shares granted under stock
   award plan..............     --        1,444            --           --         (1,444)          --          --             --
 Compensation under stock
   award plan..............     --           --            --           --            950           --          --            950
 Issuance of common stock
   and other...............      5        5,449            --           --             --           --          --          5,454
 Tax benefit related to
   exercise of stock
   options.................     --        7,078            --           --             --           --          --          7,078
                              ----     --------     ---------      -------        -------      -------       -----      ---------
Balance, December 31,
 2000......................    383      266,216        77,569       (1,668)          (678)          --          80        341,902
Comprehensive (loss)
 Net (loss)................     --           --      (167,731)          --             --           --          --       (167,731)
 Unrealized loss on
   marketable securities...     --           --            --       (1,543)            --           --          --         (1,543)
 Translation adjustment....     --           --            --           --             --           --           8              8
                                                                                                                        ---------
 Comprehensive (loss)......                                                                                              (169,266)
 Shares granted under stock
   award plan..............     --          975            --           --           (975)          --          --             --
 Compensation under stock
   award plan..............     --           --            --           --          1,076           --          --          1,076
 Issuance of common stock
   to acquire Arris
   Interactive L.L.C. .....    370      226,810            --           --             --           --          --        227,180
 Issuance of stock options
   in acquisition of Arris
   Interactive L.L.C. .....     --       12,531            --           --             --           --          --         12,531
 Issuance of common stock
   and other...............      2        1,118            --           --             --           --          --          1,120
                              ----     --------     ---------      -------        -------      -------       -----      ---------
Balance, December 31,
 2001......................    755      507,650       (90,162)      (3,211)          (577)          --          88        414,543
Comprehensive (loss)
 Net (loss)................     --           --      (191,167)          --             --           --          --       (191,167)
 Unrealized loss on
   marketable securities...     --           --            --          (86)            --           --          --            (86)
 Recognized unrealized loss
   on marketable
   securities..............     --           --            --        3,524             --           --          --          3,524
 Minimum liability on
   unfunded pension........     --           --            --           --             --       (1,219)         --         (1,219)
 Translation adjustment....     --           --            --           --             --           --        (122)          (122)
                                                                                                                        ---------
 Comprehensive (loss)......                                                                                              (189,070)
 Shares granted under stock
   award plan..............      1        3,139            --           --         (3,140)          --          --             --
 Compensation under stock
   award plan..............     --           --            --           --          1,850           --          --          1,850
 Repurchase of stock
   units...................     --         (237)           --           --            122           --          --           (115)
 Forfeiture of restricted
   stock...................     --          (96)           --           --             96           --          --             --
 Issuance of common stock
   in acquisition of
   Cadant, Inc. ...........     53       55,760            --           --             --           --          --         55,813
 Issuance of stock options
   in acquisition of
   Cadant, Inc. ...........     --       12,760            --           --             --           --          --         12,760
 Issuance of common stock
   in conversion of 4 1/2%
   notes...................     16       24,042            --           --             --           --          --         24,058
 Issuance of common stock
   and other...............      6          545            --           --             --           --          --            551
                              ----     --------     ---------      -------        -------      -------       -----      ---------
Balance, December 31,
 2002......................   $831     $603,563     $(281,329)     $   227        $(1,649)     $(1,219)      $ (34)     $ 320,390
                              ====     ========     =========      =======        =======      =======       =====      =========

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

     ARRIS operates in one business segment, Communications, providing a range of customers with network and system products and services, primarily hybrid fiber-coax networks and systems for the communications industry. This segment accounts for 100% of consolidated sales, operating profit and identifiable assets of the Company. ARRIS provides a broad range of products and services to cable system operators and telecommunication providers. ARRIS is a leading developer, manufacturer and supplier of telephony, data, construction, rebuild and maintenance equipment for the broadband communications industry. ARRIS supplies most of the products required in a broadband communication system, including headend, distribution, drop and in-home subscriber products.

     On November 21, 2002, ARRIS sold the Actives portion of its transmission, optical and outside plant product lines, which included laser transmitters, optical nodes and RF amplifiers, to Scientific-Atlanta for net proceeds of $31.8 million. The Actives product line had approximately $68.2 million of revenue in 2001, and approximately $44.3 million of revenue for the nine months ended September 30, 2002. Total assets of approximately $20.3 million were disposed of, which included inventory, fixed assets, and other assets attributable to the product line. Additionally, ARRIS incurred approximately $9.3 million of related closure costs, including severance, vendor liabilities, professional fees, and other shutdown expenses. In connection with the sale, the Company recognized a gain of approximately $2.2 million during the fourth quarter of 2002. As of December 31, 2002, approximately $1.8 million of the proceeds are receivable. As of December 31, 2002, approximately $1.1 million related to severance, $7.5 million related to vendor liabilities, $0.2 million related to professional fees, and $0.9 million related to other shutdown expenses remained in an accrual to be paid. The remaining payments are expected to be complete by the end of 2003.

     On April 24, 2002, ARRIS sold its Keptel product line. Keptel designed and marketed network interface systems and fiber optic cable management products primarily for traditional telco residential and commercial applications. The transaction generated cash proceeds of $30.0 million. Additionally, the Company retained a potential earnout over a twenty-four month period based on sales achievements. The transaction also includes a distribution agreement whereby ARRIS will continue to distribute Keptel products. The Keptel product line had approximately $51.1 million of revenue in 2001 and approximately $6.3 million of revenue for the three months ended March 31, 2002. Total assets of approximately $31.1 million were disposed of, which included inventory, fixed assets, intangibles (formerly classified as goodwill), and other assets. The Company incurred approximately $7.4 million of related closure costs, including severance, vendor liabilities, outside consulting fees, and other shutdown expenses. The net result of the transaction was a loss on the sale of the product line of approximately $8.5 million in the second quarter of 2002. During the fourth quarter of 2002, the loss was reduced by $2.4 million as a result of the resolution of certain estimated costs associated with the sale. As of December 31, 2002, approximately $0.1 million related to severance, $0.9 million related to vendor liabilities, $1.0 million related to outside consulting fees, and $0.1 million related to other shutdown expenses remained in an accrual to be paid. The remaining payments are expected to be complete by the end of 2003.

     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, with respect to its Actives and Keptel product line disposals. As a result, these two product lines have been accounted for as discontinued operations and current and historical results have been reclassified accordingly for all periods presented. Revenues from the discontinued operations were $68.8 million, $119.3 million, and $248.7 million for the years ended December 31, 2002, 2001, and 2000, respectively. The income (loss) from discontinued operations, net of taxes, for the years ending December 31, 2002, 2001, and 2000 was $(18.8) million, $(84.5) million, and $6.7 million, respectively. During 2002, the Company recorded a net loss on disposals of $4.0 million.

     On October 30, 2002, ARRIS announced that it would close its office in Andover, Massachusetts, which is primarily a product development and repair facility. The Company decided to close the office in order to reduce operating costs through consolidations of its facilities. The closure affected approximately 75 employees and is expected to be completed during the second quarter of 2003. In connection with these actions, the Company recorded a charge of approximately $7.1 million in the fourth quarter of 2002. Included in this restructuring charge was approximately $2.1 million related to remaining lease payments, $2.7 million of fixed asset write-offs, $2.1 million of severance, and $0.2 million of other costs associated with these actions.

     Further, in November 2002, ARRIS implemented other cost reduction actions, including a reduction in force at various locations affecting an additional 113 employees. These actions were prompted by the change in scale and complexity of the business as a result of the Actives sale and the Company's desire to lower its expense overhead to be in line with the revenue forecast.

     On January 8, 2002, ARRIS completed the acquisition of substantially all of the assets of Cadant, Inc., a privately held designer and manufacturer of next generation cable modem termination systems ("CMTS"). The Company issued 5.25 million shares of ARRIS common stock for the purchase of substantially all of Cadant's assets and certain liabilities. Additionally, ARRIS agreed to pay up to
2.0 million shares based upon future sales targets of the CMTS product through January 8, 2003. These targets were not met as of January 8, 2003, and therefore, no further shares were issued. As of December 31, 2002, Cadant, Inc. shareholders owned approximately 6.1% of the Company's outstanding common stock.

     On August 3, 2001, the Company acquired Nortel Networks' portion of Arris Interactive L.L.C., which was a joint venture formed by Nortel and the Company in 1995. Nortel exchanged its ownership interest in Arris Interactive L.L.C. for a subordinated redeemable Class B membership interest in Arris Interactive L.L.C. with a face amount of $100 million and 37 million shares of ARRIS common stock. Following the Arris Interactive L.L.C. acquisition, Nortel designated two new members to ARRIS' Board of Directors. In June 2002, Nortel sold 15 million of its shares of ARRIS through a public offering. As of December 31, 2002, Nortel owned approximately 26.7% of the Company's outstanding common stock.

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

  (e) Inventories

     Inventories are stated at the lower of average, approximating first-in, first-out, cost or market. The cost of finished goods is comprised of material, labor, and manufacturing overhead.

  (f) Investments

     The Company holds certain investments in the common stock of publicly traded companies totaling approximately $0.1 million and $0.8 million at December 31, 2002 and 2001, respectively, which are classified as trading securities. Changes in the market value of these securities and gains or losses on related sales of these securities are recognized in income. The Company recorded pre-tax losses of approximately $0.6 million and $0.8 million during the years ended December 31, 2002 and 2001, respectively, related to these investments.

     The Company holds certain additional investments in the common stock of publicly traded companies totaling approximately $1.8 million and $2.1 million at December 31, 2002 and 2001, respectively, which are classified as available for sale. In addition, ARRIS holds a number of non-marketable equity securities totaling approximately $2.8 million and $12.0 million at December 31, 2002 and 2001, respectively, which are classified as available for sale. At December 31, 2002 and 2001, ARRIS had unrealized losses related to these available for sale securities of approximately $0 and $3.2 million, respectively, included in comprehensive income. During the years ended December 31, 2002, 2001, and 2000, the Company recorded impairment charges of approximately $13.5 million, $0, and $1.3 million, respectively, on its available for sale securities as a result of market value declines considered by management to be other than temporary.

     ARRIS offers a deferred compensation arrangement, which allows certain employees to defer a portion of their earnings and defer the related income taxes. These deferred earnings are invested in a "rabbi trust", and are accounted for in accordance with Emerging Issues Task Force 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested. A rabbi trust is a funding vehicle used to protect deferred compensation benefits from events (other than bankruptcy). The investment in the rabbi trust is classified as a current asset on the consolidated balance sheet. During the year ended December 31, 2002, the Company recognized a loss of approximately $0.8 million in connection with realized losses on the related investments.

  (g) Revenue Recognition

     ARRIS' revenue recognition policies are in compliance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as issued by the Securities and Exchange Commission. Sales and related cost of sales are recognized at the time products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed and collectibility of the related receivable is reasonably assured. Sales of services are recognized at the time of performance. ARRIS resells software developed by outside third parties as well as internally developed software. Software sold by ARRIS does not require significant production, modification or customization. Software revenue is generally recognized when shipment is made, no significant vendor obligations remain and collection is considered probable.

  (h) Shipping and Handling Fees

     Shipping and handling costs for the years ended December 31, 2002, 2001, and 2000 were approximately $5.3 million, $7.3 million and $18.0 million, respectively, and are classified in net sales and cost of sales.

  (i) Depreciation of Property, Plant and Equipment

     The Company provides for depreciation of property, plant and equipment principally on the straight-line basis over estimated useful lives of 25 to 40 years for buildings and improvements, 3 to 10 years for machinery and equipment, and the term of the lease or useful life for leasehold improvements. Depreciation expense for the years ended December 31, 2002, 2001, and 2000 was approximately $20.4 million, $18.1 million and $13.6 million, respectively.

  (j) Goodwill and Long-Lived Assets

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

     ARRIS adopted SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. Upon adoption of SFAS No. 142, the Company recorded a goodwill impairment loss of approximately $58.0 million, based on management's analysis including an independent valuation. The resulting impairment loss has been recorded as a cumulative effect of a change in accounting principle on the accompanying Consolidated Statements of Operations for the year ended December 31, 2002. The valuation was determined using a combination of the income and market approaches on an invested capital basis, which is the market value of equity plus interest-bearing debt. The Company's remaining goodwill was reviewed in the fourth quarter of 2002, and based upon management's analysis including an independent valuation, an impairment charge of $70.2 million was recorded with respect to its supplies and services product category.

     As of December 31, 2002, the financial statements included intangibles of $64.8 million, net of amortization of $41.5 million. These intangibles are primarily related to the existing technology acquired from Arris Interactive L.L.C. on August 3, 2001 and from Cadant, Inc. on January 8, 2002, and are being amortized over a three year period. The valuation process to determine the fair market values of the existing technology by management included valuations by an outside valuation service. The values assigned were calculated using an income approach utilizing the cash flow expected to be generated by these technologies.

  (k) Advertising and Sales Promotion

     Advertising and sales promotion costs are expensed as incurred. Advertising expense, predominantly from continuing operations, was approximately $0.6 million, $1.3 million and $1.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

  (l) Research and Development

     Research and development ("R&D") costs are expensed as incurred. ARRIS' research and development expenditures for the years ended December 31, 2002, 2001 and 2000 were approximately $64.8 million, $26.9 million and $9.1 million, respectively. Additionally, acquired in-process research and development in the amount of $18.8 million was written off in connection with the Arris Interactive acquisition during the third quarter of 2001.

  (m) Warranty

     ARRIS provides, by a current charge to income in the period, an amount it estimates will be needed to cover future warranty obligations related to embedded base, failure rate, and costs to repair of its products already deployed in the field.

  (n) Income Taxes

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

  (o) Foreign Currency

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

     The Company has certain international customers who are billed in their local currency. The monetary value of this business has increased since the acquisition of Arris Interactive and its corresponding international customer base formerly served through Nortel Networks. Since the acquisition of Arris Interactive, the monetary exchange fluctuations from the time of invoice to the time of payment have not been significant. However, during the second quarter of 2002, the euro increased in value relative to the US dollar enough to cause a significant foreign exchange gain. During 2002, the Company recorded a foreign currency gain of approximately $5.7 million, primarily related to the strengthening of the euro as it has several European customers whose receivables and collections are denominated in euros. During the third quarter 2002, the Company have evaluated and implemented a hedging strategy using forward contracts. During 2001, the Company recorded a foreign currency gain of approximately $10 thousand.

  (p) Stock-Based Compensation

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

     The Company uses the intrinsic value method for valuing its awards of stock options and restricted stock and recording the related compensation expense, if any, in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. No stock-based employee or director compensation cost for stock options is reflected in net income, as all options granted have exercise prices equal to the market value of the underlying common stock on the date of grant. The Company records compensation expense related to its restricted stock awards and director stock units. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                        2002        2001       2000
                                                      ---------   ---------   -------
Net income (loss), as reported......................  $(191,167)  $(167,731)  $20,669
Add: Stock-based employee compensation included in
  reported net income, net of taxes.................      1,850       1,076       950
Deduct: Total stock-based employee compensation
  expense determined under fair value based methods
  for all awards, net of taxes......................    (26,770)    (15,710)   (7,165)
                                                      ---------   ---------   -------
Net income (loss), pro forma........................  $(216,087)  $(182,365)  $14,454
                                                      =========   =========   =======
Net income (loss) per common share:
  Basic -- as reported..............................  $   (2.33)  $   (3.13)  $  0.54
                                                      =========   =========   =======
  Basic -- pro forma................................  $   (2.64)  $   (3.40)  $  0.38
                                                      =========   =========   =======
  Diluted -- as reported............................  $   (2.33)  $   (3.13)  $  0.52
                                                      =========   =========   =======
  Diluted -- pro forma..............................  $   (2.64)  $   (3.40)  $  0.37
                                                      =========   =========   =======

  (q) Interest Rate Agreements

     As of December 31, 2002, the Company had no outstanding floating rate indebtedness or interest rate swap agreements.

  (r) Concentrations of Credit

     Financial instruments that potentially subject ARRIS to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. ARRIS places its temporary cash investments with high credit quality financial institutions in accordance with debt agreements. Concentrations with respect to accounts receivable occur as the Company sells primarily to large, well-established companies including companies outside of the United States, however, the credit quality of these customers generally significantly diminishes the risk of loss from extension of credit. The Company's credit policy generally does not require collateral from its customers. ARRIS closely monitors extensions of credit to other parties and, where necessary, utilizes common financial instruments to mitigate risk or requires cash on delivery terms. Overall financial strategies and the effect of using a hedge are reviewed periodically. When deemed uncollectible, accounts receivable balances are written off.

     Due to the economic disturbances in Argentina, the Company recorded a write-off of $4.4 million related to unrecoverable amounts of inventory due from a customer in that region during 2001. Of this total charge, approximately $2.8 million is reflected in cost of sales and $1.6 million is reflected in discontinued operations. In 2002, the industry downturn and other factors have adversely affected several of our largest customers. As a result, the Company incurred a $20.2 million charge related to its Adelphia receivable during the second quarter 2002. However, the Company sold a portion of the Adelphia receivables during the third quarter 2002 to an unrelated third party, resulting in net gain of approximately $4.3 million. For the year ended December 31, 2002, the net result was a loss of $15.9 million related to Adelphia, of which approximately $14.9 million is reflected in selling, general, administrative, and development expenses and $1.0 million is reflected in discontinued operations.

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

     - Non-marketable securities: Non-marketable equity securities are subject to a periodic impairment review; however, there are no open-market valuations, and the impairment analysis requires significant judgment. This analysis includes assessment of the investee's financial condition, the business outlook for its products and technology, its projected results and cash flow, recent rounds of financing, and the likelihood of obtaining subsequent rounds of financing.

     - Long-term debt: The carrying amounts of the Company's borrowings under its long-term revolving credit arrangements approximate their fair value. The fair value of the Company's convertible subordinated debt is based on its quoted market price and totaled approximately $16.7 million and $89.7 million at December 31, 2002 and 2001, respectively.

     - Foreign exchange contracts and interest rate swaps: The fair values of the Company's foreign currency contracts and interest rate swaps are estimated based on dealer quotes, quoted market prices of comparable contracts adjusted through interpolation where necessary, maturity differences or if there are no relevant comparable contracts on pricing models or formulas using current assumptions. As of December 31, 2002, the Company had one foreign exchange contract; the Company sold 250.0 million

       Japanese yen (US$2.1 million) for delivery on January 31, 2003. The contract was taken out in anticipation of receiving a substantial yen payment from one of ARRIS' customers. The Company received the yen needed to close the contract on a timely basis. The fair value adjustment at December 31, 2002 was not significant. The Company had no interest rate swap agreements outstanding as of December 31, 2002.

  (s) Accounting for Derivative Instruments

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

     It is the Company's policy to recognize all derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts, in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareholders' equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risk(s). Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in comprehensive income net of applicable deferred taxes. Changes in fair values of derivatives, not qualifying as hedges, are reported in income. These amounts were immaterial for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 3. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has adopted SFAS No. 146 in connection with the closure of its facility in Andover, Massachusetts during the fourth quarter of 2002. See Note 5 of Notes to Consolidated Financial Statements.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement relates to accounting for debt extinguishments, leases, and intangible assets of motor carriers. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. The Company has adopted SFAS No. 145 in connection with the $2.0 million gain on the retirement of debt (see Note 9 of Notes to the Consolidated Financial Statements) resulting in the classification of this gain in other expense (income) on the Consolidated Statements of Operations. In accordance with provisions of SFAS No. 145, the $1.9 million loss on debt retirement recorded as an extraordinary item in 2001 has been reclassified to other expense (income) on the Consolidated Statements of Operations for comparative purposes.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used." The Statement is effective for year-ends beginning after December 15, 2001. The Company has adopted SFAS No. 144, and as a result, the Actives and Keptel product lines, which were sold in 2002, have been accounted for as discontinued operations and current and historical results have been reclassified for all periods presented. See Note 4 of Notes to Consolidated Financial Statements for further discussion.

     In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. The Company adopted SFAS No. 142 on January 1, 2002. See Note 8 of Notes to Consolidated Financial Statements.

NOTE 4. DISCONTINUED OPERATIONS

     Upon evaluation and review of the ARRIS product portfolio, the Company concluded that the Keptel product line was not core to its long-term strategy and thus sold the product line on April 24, 2002. Keptel designed and marketed network interface systems and fiber optic cable management products primarily for traditional residential and commercial telecommunications applications. The transaction generated cash proceeds of $30.0 million. Additionally, ARRIS retained a potential earn-out over a twenty-four month period based on sales achievements. The transaction also includes a distribution agreement whereby the Company will continue to distribute Keptel products. The Keptel product line had approximately $51.1 million of revenue in 2001 and approximately $6.3 million of revenue for the three months ended March 31, 2002. Total assets of approximately $31.1 million were disposed of, which included inventory, fixed assets, intangibles (formerly classified as goodwill), and other assets. ARRIS incurred approximately $7.4 million of related closure costs, including severance, vendor liabilities, outside consulting fees, and other shutdown expenses. During the second quarter of 2002, a net loss of $8.5 million was recorded in connection with the sale of the Keptel product line. This net loss was previously reported in restructuring and other expense in the Consolidated Statement of Operations during the second quarter due to the overall immateriality of Keptel's results of operations and assets to the consolidated results and assets of the Company. During the fourth quarter of 2002, the loss was reduced by $2.4 million as a result of the resolution of certain estimated costs associated with the sale. As of December 31, 2002, approximately $0.1 million related to severance, $0.9 million related to vendor liabilities, $1.0 million related to outside consulting fees, and $0.1 million related to other shutdown expenses remained in an accrual to be paid. The remaining payments are expected to be complete by the end of 2003.

     Upon continued review of ARRIS' product portfolio, the Company sold its Actives product line to Scientific-Atlanta on November 21, 2002, for net proceeds of $31.8 million. The Actives product line had approximately $68.2 million of revenue in 2001, and approximately $44.3 million of revenue for the nine months ended September 30, 2002. Total assets of approximately $20.3 million were disposed of, which included inventory, fixed assets, and other assets attributable to the product line. Additionally, ARRIS incurred approximately $9.3 million of related closure costs, including severance, vendor liabilities, professional fees, and other shutdown expenses. In connection with the sale, the Company recognized a gain of approximately $2.2 million during the fourth quarter of 2002. As of December 31, 2002, approximately $1.8 million of the proceeds are receivable. As of December 31, 2002, approximately $1.1 million related to severance, $7.5 million related to vendor liabilities, $0.2 million related to professional fees, and $0.9 million related to other shutdown expenses remained in an accrual to be paid. The remaining payments are expected to be complete by the end of 2003.

     The Company's Actives and Keptel product lines, as a whole, constituted the majority of its transmission, optical and outside plant product category and qualified as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, the results of these product lines have been reclassified to discontinued operations for all periods presented.

     Revenues from discontinued operations were $68.8 million, $119.3 million, and $248.7 million for the years ended December 31, 2002, 2001, and 2000, respectively. The income (loss) from discontinued operations, net of taxes, for the years ending December 31, 2002, 2001, and 2000 was $(18.8) million, $(84.5) million, and $6.7 million, respectively. During 2002, the Company recorded a net loss on these disposals of $4.0 million.

     The balance sheet as of December 31, 2001 includes $64.8 million of current assets of discontinued operations, comprised of approximately $11.1 million of fixed assets and $53.7 million of inventory.

NOTE 5. RESTRUCTURING AND OTHER CHARGES

     On October 30, 2002, the Company announced that it would close its office in Andover, Massachusetts, which is primarily a product development and repair facility. The Company decided to close the office in order to reduce operating costs through consolidations of its facilities. The closure affected approximately 75 employees and is expected to be completed during the second quarter of 2003. In connection with these actions, the Company recorded a charge of approximately $7.1 million in the fourth quarter of 2002. Included in this restructuring charge was approximately $2.1 million related to remaining lease payments, $2.7 million of fixed asset write-offs, $2.1 million of severance, and $0.2 million of other costs associated with these actions. The remaining payments are expected to be complete by the second quarter of 2006 (end of lease). The estimated savings as a result of the Andover, Massachusetts closure is approximately $8.6 million annually, primarily related to employee costs. During the second quarter of 2002, ARRIS established a bad debt reserve in connection with its Adelphia accounts receivable. Adelphia declared bankruptcy in June 2002. The reserve resulted in a charge of approximately $20.2 million in the second quarter of 2002, of which $18.9 million is classified in selling, general, administrative, and development and $1.3 million is classified in discontinued operations. In the third quarter of 2002, ARRIS sold a portion of its Adelphia accounts receivable to an unrelated third party, resulting in a net gain of approximately $4.3 million, of which approximately $4.0 million was recorded as a reduction of the provision for doubtful accounts included in selling, general and administrative and development expenses, and the remaining gain of $0.3 million is classified in discontinued operations.

     In the fourth quarter of 2001, ARRIS closed a research and development facility in Raleigh, North Carolina and recorded a $4.0 million charge related to severance and other costs associated with closing that facility. This charge included termination expenses of $2.2 million related to the involuntary dismissal of 48 employees, primarily engaged in engineering functions at that facility. Also included in the $4.0 million charge was $0.7 million related to lease commitments, $0.2 million related to the impairment of fixed assets, and $0.9 million related to other shutdown expenses. As of December 31, 2002, approximately $0.6 million related to lease commitments, and $0.1 million related to other shutdown costs remained in an accrual to be paid. Due to a change in estimate, the original liability was reduced by approximately $0.4 million. The remaining payments are expected to be complete by the third quarter of 2004 (end of lease). The estimated savings as a result of the Raleigh, North Carolina closure is approximately $5.5 million annually, primarily related to employee costs.

     In the third quarter of 2001, the Company announced a restructuring plan to outsource the functions of most of its manufacturing facilities. This decision to reorganize was due in part to the ongoing weakness in industry spending patterns. The plan entailed the implementation of an expanded manufacturing outsourcing strategy and the related closure of the four factories located in El Paso, Texas and Juarez, Mexico. As a result, the Company recorded restructuring and impairment charges of $66.2 million, of which approximately $50.1 million relates to and is classified in discontinued operations. Included in these charges was approximately $33.7 million related to the write-down of inventories, and remaining warranty and purchase order commitments of which approximately $8.6 million was reflected in cost of goods sold and $25.1 million was reflected in discontinued operations. Additional charges incurred were approximately $5.7 million related to severance and associated personnel costs, $5.9 million related to the impairment of goodwill due to the sale of the power product lines, $14.8 million related to the impairment of fixed assets, and approximately $6.1 million related to lease terminations of factories and office space and other shutdown expenses. Of these charges, approximately $7.5 million is reflected in restructuring expense and $25.0 million is reflected in discontinued operations. The personnel-related costs included termination expenses for the involuntary dismissal of 807 employees, primarily engaged in production and assembly functions performed at the facilities. ARRIS offered terminated employees separation amounts in accordance with the Company's severance policy and provided the employees with specific separation dates. Due to unforeseen delays in exiting the facility after the shutdown, during the fourth quarter of 2002 the Company recorded an additional charge of $2.4 million to discontinued operations. As of December 31, 2002, of the remaining $2.8 million balance in the restructuring reserve, approximately $0.6 million related to severance and associated personnel costs, and $2.2 million related to lease terminations of factories and office space and other shutdown costs. The remaining costs are expected to be expended by the end of 2003.

     During the second quarter of 2000, ARRIS recorded a pre-tax charge of $3.5 million to cost of sales related to the 1999 consolidation of the New Jersey facility to Georgia and the Southwest, coupled with the discontinuance of certain product offerings.

NOTE 6. INVENTORIES

     Inventories are stated at the lower of average, approximating first-in, first-out, cost or market. The components of inventory are as follows, net of reserves (in thousands):

                                                             DECEMBER 31,
                                                          -------------------
                                                            2002       2001
                                                          --------   --------
Raw material............................................  $  3,941   $ 17,627
Finished goods..........................................   100,262    119,505
                                                          --------   --------
          Total inventories.............................  $104,203   $137,132
                                                          ========   ========

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, at cost, consisted of the following (in thousands):

                                                             DECEMBER 31,
                                                          -------------------
                                                            2002       2001
                                                          --------   --------
Land....................................................  $  1,822   $  1,964
Buildings and leasehold improvements....................     7,295     10,120
Machinery and equipment.................................    70,233     49,139
                                                          --------   --------
                                                            79,350     61,223
Less: Accumulated depreciation..........................   (44,810)   (19,600)
                                                          --------   --------
          Total property, plant and equipment, net......  $ 34,540   $ 41,623
                                                          ========   ========

NOTE 8. GOODWILL AND INTANGIBLE ASSETS

     ARRIS adopted SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. Upon adoption of SFAS No. 142, the Company recorded a goodwill impairment loss of approximately $58.0 million, primarily related to the Keptel product line, based upon management's analysis including an independent valuation. The resulting impairment loss has been recorded as a cumulative effect of a change in accounting principle on the accompanying Consolidated Statements of Operations for the year ended December 31, 2002. The valuation was determined using a combination of the income and market approaches on an invested capital basis, which is the market value of equity plus interest-bearing debt. The Company's remaining goodwill was reviewed in the fourth quarter of 2002, and based upon management's analysis including an independent valuation, an impairment charge of $70.2 million was recorded with respect to our supplies and services product category primarily due to a decline in current purchasing by Adelphia, as well as the industry in general. Application of the non-amortization provision of SFAS No. 142 resulted in the elimination of approximately $10.5 million of amortization expense in fiscal 2002.

     The following sets forth a reconciliation of net income and earnings per share information for the years ended December 31, 2002, 2001, and 2000, as adjusted for the non-amortization provisions of SFAS No. 142:

                                                 YEAR ENDED DECEMBER 31,
                                             --------------------------------
                                               2002        2001        2000
                                             ---------   ---------   --------
Net income (loss):
  Net income (loss)........................  $(191,167)  $(167,731)  $ 20,669
  Add: Goodwill amortization from
     continuing operations.................         --       3,256      3,300
  Add: Goodwill amortization from
     discontinued operations...............         --       1,616      1,617
                                             ---------   ---------   --------
  Adjusted net income (loss)...............  $(191,167)  $(162,859)  $ 25,586
                                             =========   =========   ========
Diluted earnings per share:
  Adjusted net income (loss)...............  $   (2.33)  $   (3.04)  $   0.65
                                             =========   =========   ========

     The changes in the carrying amount of goodwill for the years ended December 31, 2001 and 2002 are as follows (in thousands):

Balance as of December 31, 2000.............................   $144,919
Goodwill acquired from Arris Interactive L.L.C.
  acquisition...............................................    124,892
Goodwill written off related to sale of power product
  line......................................................     (5,877)
Amortization................................................     (4,872)
                                                               --------
Balance as of December 31, 2001.............................   $259,062
Transitional impairment charge..............................    (57,960)
Purchase price allocation adjustment -- Arris Interactive
  L.L.C. ...................................................         33
Goodwill acquired from Cadant, Inc. acquisition.............     26,339
Transferred to intangible asset upon adoption of SFAS No.
  142.......................................................     (6,000)
Goodwill impairment charge, October 1, 2002.................    (70,209)
                                                               --------
Balance as of December 31, 2002.............................   $151,265
                                                               ========

     The gross carrying amount and accumulated amortization of the Company's intangible assets, other than goodwill, as of December 31, 2002 and December 31, 2001 are as follows (in thousands):

                               DECEMBER 31, 2002                    DECEMBER 31, 2001
                       ----------------------------------   ---------------------------------
                        GROSS     ACCUMULATED    NET BOOK    GROSS    ACCUMULATED    NET BOOK
                        AMOUNT    AMORTIZATION    VALUE     AMOUNT    AMORTIZATION    VALUE
                       --------   ------------   --------   -------   ------------   --------
Existing technology
  acquired:
  Arris Interactive
     L.L.C. .........  $ 51,500     $(24,178)    $27,322    $51,500     $(7,012)     $44,488
  Cadant, Inc........    53,000      (17,328)     35,672         --          --           --
Pension asset........     1,849           --       1,849         --          --           --
                       --------     --------     -------    -------     -------      -------
          Total......  $106,349     $(41,506)    $64,843    $51,500     $(7,012)     $44,488
                       ========     ========     =======    =======     =======      =======

     Amortization expense recorded on the intangible assets listed in the above table for the years ended December 31, 2002 and 2001 was $34.5 million and $7.0 million, respectively. The estimated total amortization expense for each of the next five fiscal years is as follows (in thousands):

2003........................................................   $34,833
2004........................................................   $27,822
2005........................................................   $   339
2006........................................................   $    --
2007........................................................   $    --

NOTE 9. LONG-TERM OBLIGATIONS

     Debt, capital lease obligations and membership interest consist of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Revolving credit facility...................................  $     --   $     --
Capital lease obligations...................................     1,278         --
Membership interest -- Nortel Networks......................   114,518    104,110
4 1/2% convertible subordinated notes.......................    23,887    115,000
                                                              --------   --------
  Total debt, capital lease obligations and membership
     interest...............................................   139,683    219,110
  Less current portion......................................   (25,007)        --
                                                              --------   --------
  Total long term debt, capital lease obligations and
     membership interest....................................  $114,676   $219,110
                                                              ========   ========

     In 1998, the Company issued $115.0 million of 4 1/2% Convertible Subordinated Notes ("Notes") due May 15, 2003. The Notes are convertible, at the option of the holder, at any time prior to maturity, into the Company's common stock at a conversion price of $24.00 per share. In 2002, ARRIS exchanged 1,593,789 shares of its common stock for approximately $15.4 million of the Notes. The Company recorded the exchanges in accordance with SFAS No. 84, Induced Conversions of Convertible Debt, which requires the recognition of an expense equal to the fair value of additional shares of common stock issued in excess of the number of shares that would have been issued upon conversion under the original terms of the Notes. As a result, in connection with these exchanges, ARRIS recorded a non-cash loss of approximately $8.7 million, based upon a weighted average common stock value of $9.10 (as compared with a common stock value of $24.00 per share in the original conversion ratio for the Notes). In connection with the exchanges, the Company also incurred associated fees of $0.6 million, resulting in an overall loss of approximately $9.3 million.

     During the fourth quarter of 2002, the Company redeemed $75.7 million of the Notes using cash from operations and cash generated from the sale of its Actives product line. The Notes were redeemed at a discount, resulting in a gain on the debt retirement of $2.0 million recorded in continuing operations in accordance with SFAS 145. As of December 31, 2002, there were approximately $23.9 million of the Notes outstanding.

     In connection with the Arris Interactive L.L.C. acquisition in 2001, all of the Company's existing bank indebtedness was refinanced. The facility, as subsequently amended, is an asset-based revolving credit facility (the "Credit Facility") permitting the Company to borrow up to $125.0 million (which can be increased under certain conditions by up to $25.0 million), based upon availability under a borrowing base calculation. In general, the borrowing base is limited to 85% of net eligible receivables (with a cap of $5.0 million in relation to foreign receivables), subject to a reserve of $10.0 million. In addition, upon obtaining appropriate asset appraisals the Company may include in the borrowing base calculation 80% of the orderly liquidation value of net eligible inventory (not to exceed $60.0 million). The Credit Facility was modified in 2002 to allow the Company to use existing cash reserves and proceeds of asset sales to purchase or redeem the outstanding Notes. These modifications imposed certain conditions on the use of such cash to redeem additional Notes including the requirement that, giving effect to such purchase or redemption,
(1) there must not be any event of default, (2) no loans may be outstanding under the Credit Facility, and (3) the Company must retain at least $50.0 million in cash on deposit in accounts pledged as security for the Credit Facility. During the fourth quarter of 2002, the Company met the applicable conditions imposed by these modifications and was able to expend approximately $73.7 million in cash to redeem approximately $75.7 million of Notes. In order to redeem additional Notes, the Company must continue to meet all of the conditions for such purchase. Since the Company had cash of $98.4 million as of December 31, 2002, it anticipates being able to meet such conditions. The Credit Facility contains traditional financial covenants, including fixed charge coverage, senior debt leverage, minimum net worth, and minimum inventory turns ratios. The Credit Facility was amended in January 2003 to provide that the minimum net worth covenant applied only to the period prior to

December 31, 2002. The facility is secured by substantially all of the Company's assets. The Credit Facility has a maturity date of August 3, 2004. The commitment fee on unused borrowings is 0.75%. The availability under the Credit Facility at December 31, 2002 was approximately $18.9 million, and the Company had no borrowings under the facility.

     In conjunction with the acquisition of Arris Interactive L.L.C., the Company issued to Nortel Networks a subordinated redeemable Class B membership interest in Arris Interactive L.L.C. with a face amount of $100.0 million. This membership interest earns an accreting non-cash return of 10% per annum, compounded annually, and is due six months after the maturity date of the Company's Credit Facility, as amended or extended. The Class B membership interest is redeemable in approximately four quarterly installments commencing February 3, 2002, provided that certain availability and other tests are met under the Credit Facility. Those tests were not met in 2002. No amounts were redeemed during the year ended December 31, 2002. In June 2002, the Company entered into an option agreement with Nortel Networks that permits Arris Interactive L.L.C. to redeem Nortel Networks' membership interest in Arris Interactive at a discount of 21% prior to June 30, 2003. The balance of the Class B membership interest as of December 31, 2002 was approximately $114.5 million. For the year ended December 31, 2002, the Company recorded membership interest expense of approximately $10.4 million, as compared to membership interest of approximately $4.1 million for the year ended December 31, 2001.

     In conjunction with the acquisition of Cadant, Inc. in January 2002, the Company assumed approximately $2.3 million in capital lease obligations related to machinery and equipment. The leases require future rental payments until 2004. The balance of the capital lease obligations at December 31, 2002 was approximately $1.3 million.

     ARRIS has not paid cash dividends on its common stock since its inception. The Company's credit agreement contains covenants that prohibit them from paying such dividends. On October 3, 2002, to implement its shareholder rights plan, its board of directors declared a dividend consisting of one right for each share of its common stock outstanding at the close of business on October 25, 2002. Each right represents the right to purchase one one-thousandth of a share of its Series A Participating Preferred Stock and becomes exercisable only if a person or group acquires beneficial ownership of 15% or more of its common stock or announces a tender or exchange offer for 15% or more of its common stock or under other similar circumstances.

NOTE 10. COMMON STOCK

     The following shares of Common Stock have been reserved for future issuance:

                                                               DECEMBER 31,
                                                   ------------------------------------
                                                      2002         2001         2000
                                                   ----------   ----------   ----------
Convertible subordinated notes...................     995,292    4,791,667    4,791,667
Stock options, stock units, and restricted
  stock..........................................  16,545,445   14,711,306    7,292,275
Employee stock purchase plan.....................     419,841      727,165      448,298
Liberty Media options............................     854,341      854,341      854,341
                                                   ----------   ----------   ----------
Total............................................  18,814,919   21,084,479   13,386,581
                                                   ==========   ==========   ==========

NOTE 11. EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods indicated (in thousands except per share data):

                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                      ----------------------------------
                                                         2002         2001        2000
                                                      ----------   ----------   --------
Basic:
  Income (loss) from continuing operations..........  $(114,413)   $ (83,259)   $13,923
  Income (loss) from discontinued operations........    (18,794)     (84,472)     6,746
  Cumulative effect of an accounting change.........    (57,960)          --         --
                                                      ---------    ---------    -------
     Net income (loss)..............................  $(191,167)   $(167,731)   $20,669
     Weighted average shares outstanding............     81,934       53,624     37,965
                                                      =========    =========    =======
     Basic earnings (loss) per share................  $   (2.33)   $   (3.13)   $  0.54
                                                      =========    =========    =======
Diluted:
  Income (loss) from continuing operations..........  $(114,413)   $ (83,259)   $13,923
  Income (loss) from discontinued operations........    (18,794)     (84,472)     6,746
  Cumulative effect of an accounting change.........    (57,960)          --         --
                                                      ---------    ---------    -------
     Net income (loss)..............................  $(191,167)   $(167,731)   $20,669
     Weighted average shares outstanding............     81,934       53,624     37,965
     Net effect of dilutive stock options...........         --           --      1,606
                                                      ---------    ---------    -------
     Total..........................................     81,934       53,624     39,571
                                                      =========    =========    =======
     Diluted earnings (loss) per share..............  $   (2.33)   $   (3.13)   $  0.52
                                                      =========    =========    =======

     The 4 1/2% Convertible Subordinated Notes were antidilutive for all periods presented. The effects of the options and warrants were not presented for the years ended December 31, 2002 and 2001 as the Company incurred net losses during those periods and inclusion of these securities would be antidilutive.

NOTE 12. INCOME TAXES

     Income tax expense (benefit) consisted of the following (in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2002       2001       2000
                                                       --------   --------   --------
Current -- Federal...................................  $ (6,800)  $ (4,636)  $ 12,496
           State.....................................        --       (430)     1,759
                                                       --------   --------   --------
                                                         (6,800)    (5,066)    14,255
                                                       --------   --------   --------
Deferred -- Federal..................................        --     29,908         26
            State....................................        --      2,777          4
                                                       --------   --------   --------
                                                             --     32,685         30
                                                       --------   --------   --------
                                                       $ (6,800)  $ 27,619   $ 14,285
                                                       ========   ========   ========

     A reconciliation of the Statutory Federal tax rate of 35% and the effective rates is as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                              2002      2001      2000
                                                              -----     -----     ----
Statutory Federal income tax expense (benefit)..............  (35.0)%   (35.0)%   35.0%
Effects of:
  Amortization of goodwill..................................    0.0%      1.1%     4.4%
  Goodwill impairment.......................................   23.3%      0.0%     0.0%
  State income taxes, net of Federal benefit................   (3.3)%    (3.3)%    2.1%
  Meals and entertainment...................................    0.2%      0.3%     1.1%
  Write-off of acquired in-process R&D......................    0.0%      4.7%     0.0%
  Change in valuation allowance.............................    4.4%     50.1%    (2.8)%
  Amortization of intangibles...............................    6.9%      1.8%     0.0%
  Other, net................................................   (0.1)%     0.0%     1.1%
                                                              -----     -----     ----
                                                               (3.6)%    19.7%    40.9%
                                                              =====     =====     ====

     Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Significant components of ARRIS' net deferred tax assets (liabilities) were as follows (in thousands):

                                                             DECEMBER 31,
                                                          -------------------
                                                            2002       2001
                                                          --------   --------
Current deferred tax assets:
  Inventory costs.......................................  $  5,706   $ 16,853
  Merger, disposal and restructuring related reserves...    10,270      6,481
  Allowance for uncollectible accounts..................     4,092      3,599
  Accrued pension.......................................     3,591      4,707
  Other, principally operating expenses.................    22,711     14,274
                                                          --------   --------
          Total current deferred tax assets.............    46,370     45,914
Long-term deferred tax assets:
  Federal/state net operating loss carryforwards........    31,367     19,521
  Foreign net operating loss carryforwards..............     2,358      2,358
  Plant and equipment, depreciation and basis
     differences........................................    (1,854)     7,687
                                                          --------   --------
          Total long-term deferred tax assets...........    31,871     29,566
                                                          --------   --------
Long-term deferred tax liabilities:
  Purchased technology..................................   (24,095)   (17,017)
  Goodwill and other....................................     3,665     (2,040)
                                                          --------   --------
          Total long-term deferred tax liabilities......   (20,430)   (19,057)
Net deferred tax assets.................................    57,811     56,423
  Valuation allowance on deferred tax assets............   (57,811)   (56,423)
                                                          --------   --------
          Net deferred tax assets.......................  $     --   $     --
                                                          ========   ========

     As of December 31, 2002, ARRIS has estimated federal and foreign tax loss carryforwards of $78.2 million and $6.9 million, respectively. The federal and foreign tax loss carryforwards expire through 2022 and 2005, respectively. Tax benefits arising from loss carryforwards of approximately $2.4 million, originating prior to TSX's quasi-reorganization on November 22, 1985, will be credited directly to additional paid in capital if and when realized.

     ARRIS established a valuation allowance in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. The Company continually reviews the adequacy of the valuation allowance and recognizes the benefits of deferred tax assets only as reassessment indicates that it is more likely than not that the deferred tax assets will be realized. The Company had U.S. and foreign net operating loss carryforwards at December 31, 2002 expiring as follows (in thousands):

                                                              U.S.     FOREIGN
EXPIRATION IN CALENDAR YEAR                                  AMOUNT    AMOUNT
---------------------------                                  -------   -------
2004.......................................................  $   501   $   --
2005.......................................................    1,967    6,935
2007.......................................................    2,745       --
2008.......................................................    1,605       --
2021.......................................................   42,587       --
2022.......................................................   28,760       --
                                                             -------   ------
                                                             $78,165   $6,935
                                                             =======   ======

NOTE 13. COMMITMENTS

     ARRIS leases office, distribution, and manufacturing facilities as well as equipment under long-term leases expiring at various dates through 2009. The cost of equipment that is acquired under terms of leases, which substantially transfer all of the rights and risks of ownership, is capitalized by the Company. Assets acquired under capital leases are depreciated principally on the same basis as other similar assets or over the lease term, if shorter. The original cost and related accumulated depreciation on equipment under capital leases included in property, plant and equipment on the balance sheet are approximately $2.0 million and $1.0 million, respectively, at December 31, 2002. The Company had no assets under capital leases as of December 31, 2001. Future minimum lease payments under non-cancelable leases at December 31, 2002 were as follows (in thousands):

                                           CAPITAL LEASES   OPERATING LEASES
                                           --------------   ----------------
2003.....................................      $1,178           $ 8,940
2004.....................................         162             6,725
2005.....................................          --             5,273
2006.....................................          --             4,197
2007.....................................          --             2,309
Thereafter...............................          --             2,265
Less sublease income.....................          --            (2,192)
                                               ------           -------
Total minimum lease payments.............      $1,340           $27,517
                                                                =======
Less interest included in lease
  payments...............................         (62)
                                               ------
Principal amount of lease payments.......      $1,278
                                               ======

     Total rental expense for all operating leases amounted to approximately $11.0 million, $7.8 million and $5.3 million for the years ended December 31, 2002, 2001 and 2000, respectively. We currently lease approximately 75,000 square feet of office space from Nortel Networks with an annual rental charge of approximately $675,000 expiring July 2004.

     As of December 31, 2002, the Company had approximately $3.0 million outstanding under letters of credit with its banks.

NOTE 14. STOCK-BASED COMPENSATION

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

     ARRIS grants stock options under its 2002 Stock Incentive Plan ("2002 SIP") as well as from its 2001 Stock Incentive Plan ("2001 SIP") and issues stock purchase rights under its Employee Stock Purchase Plan ("ESPP"). In connection with the Company's reorganization on August 3, 2001, the Company froze additional grants under its prior plans, which are the 2000 Stock Incentive Plan ("2000 SIP"), the 2000 Mid-Level Stock Option Plan ("MIP"), the 1997 Stock Incentive Plan ("SIP"), the 1993 Employee Stock Incentive Plan ("ESIP"), the Director Stock Option Plan ("DSOP"), and the TSX Long-Term Incentive Plan ("LTIP"). All options granted under the previous plans are still exercisable. These plans are described below.

     As required by SFAS No. 123, ARRIS presents supplemental information disclosing pro forma net (loss) income and net (loss) income per common share as if ARRIS had recognized compensation expense on stock options granted subsequent to December 31, 1994 under the fair value method of that statement. The fair value for these options was estimated using a Black-Scholes option-pricing model. The weighted average assumptions used in this model to estimate the fair value of options granted under the 2002 SIP, 2001 SIP, 2000 SIP, MIP, SIP, ESIP, DSOP and LTIP for 2002, 2001 and 2000 were as follows: risk-free interest rates of 3.97%, 4.27% and 5.03%, respectively; a dividend yield of 0%; volatility factor of the expected market price of ARRIS' common stock of .83, .71 and .64, respectively; and a weighted average expected life of 5, 4, and 5 years, respectively. The weighted average assumptions used to estimate the fair value of purchase rights granted under the ESPP for 2002, 2001, and 2000 were as follows: risk-free interest rates of 1.88%, 2.70% and 5.52% respectively; a dividend yield of 0%; volatility factor of the expected market price of ARRIS' common stock of .83, .71 and .64, respectively; and a weighted average expected life of .5, .5 and 1 year, respectively. See Note 2 of Notes to Consolidated Financial Statements for pro forma presentation.

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

     In 2002, the Board of Directors approved the 2002 SIP to facilitate the retention and continued motivation of key employees, consultants and directors, and to align more closely their interests with those of the Company and its stockholders. Awards under the 2002 SIP may be in the form of incentive stock options, non-qualified stock options, stock grants, stock units, restricted stock, stock appreciation rights, performance shares and units, dividend equivalent rights and reload options. A total of 2,500,000 shares of the Company's common stock may be issued pursuant to this plan. The vesting requirements for issuance under this plan may vary.

     In 2001, the Board of Directors approved the 2001 SIP to facilitate the retention and continued motivation of key employees, consultants and directors, and to align more closely their interests with those of the Company and its stockholders. Awards under the 2001 SIP may be in the form of incentive stock options, non-qualified stock options, stock grants, stock units, restricted stock, stock appreciation rights, performance shares and units, dividend equivalent rights and reload options. A total of 9,580,000 shares of the Company's common stock may be issued pursuant to this plan. The vesting requirements for issuance under this plan may vary.

     In 2001, the Board of Directors approved a proposal to grant truncated options to employees and board members having previous stock options with exercise prices more than 33% higher than the market price of the Company's stock at $10.20 per share. The truncated options to purchase stock of the Company pursuant to the Company's 2001 SIP, have the following terms: (a) one fourth of each option shall be exercisable immediately and an additional one fourth shall become exercisable or vest on each anniversary of this grant;

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

     In 1993, the Board of Directors also approved the DSOP that provides for the granting, to each director of the Company who has not been granted any options under the ESIP each January 1, commencing

January 1, 1994, an option to purchase 2,500 shares of ARRIS common stock for the average closing price for the ten trading days preceding the date of grant. A total of 75,000 shares of ARRIS common stock were originally reserved for issuance under this plan. These options vest six months from the date of grant and terminate seven years from the date of grant. No options have been issued pursuant to this plan after 1997.

     In connection with ARRIS' acquisition of TSX in 1997, each option to purchase TSX common stock under the LTIP was converted to a fully vested option to purchase ARRIS common stock. A total of 883,900 shares of ARRIS common stock have been allocated to this plan. The options under the LTIP terminate ten years from the original grant date.

     A summary of activity of ARRIS' options granted under its 2002 SIP, 2001 SIP, 2000 SIP, MIP, SIP, ESIP, DSOP, and LTIP is presented below:

                                         2002                          2001                          2000
                             ----------------------------   ---------------------------   ---------------------------
                                              WEIGHTED                      WEIGHTED                      WEIGHTED
                                              AVERAGE                       AVERAGE                       AVERAGE
                                              EXERCISE                      EXERCISE                      EXERCISE
                               OPTIONS         PRICE         OPTIONS         PRICE         OPTIONS         PRICE
                             -----------   --------------   ----------   --------------   ----------   --------------
Beginning balance..........    8,912,226       $13.34        5,378,727       $16.27        3,940,717       $14.34
Grants.....................    7,359,432       $ 6.76        4,169,778       $10.17        2,389,017       $21.11
Exercises..................      (11,925)      $ 8.00          (59,328)      $11.80         (490,337)      $10.71
Terminations...............   (1,421,471)      $ 9.38         (535,227)      $17.45         (460,003)      $30.85
Expirations................     (405,049)      $18.43          (41,724)      $22.22             (667)      $15.88
                             -----------                    ----------                    ----------
Ending balance.............   14,433,213       $10.24        8,912,226       $13.34        5,378,727       $16.27
                             ===========                    ==========                    ==========
Vested at period end.......    4,929,486       $13.40        3,605,738       $13.64        2,261,708       $12.46
                             ===========                    ==========                    ==========
Weighted average fair value
  of options granted during
  year.....................  $      4.64                    $     5.71                    $    21.11
                             ===========                    ==========                    ==========

     The following table summarizes information about 2002 SIP, 2001 SIP, 2000 SIP, MIP, SIP, ESIP, DSOP, and LTIP options outstanding at December 31, 2002.

                                           OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                           ---------------------------------------------------     ------------------------------
                             NUMBER        WEIGHTED AVERAGE        WEIGHTED          NUMBER           WEIGHTED
      RANGE OF             OUTSTANDING        REMAINING            AVERAGE         EXERCISABLE        AVERAGE
   EXERCISE PRICES         AT 12/31/02     CONTRACTUAL LIFE     EXERCISE PRICE     AT 12/31/02     EXERCISE PRICE
   ---------------         -----------     ----------------     --------------     -----------     --------------
$ 2.00 to $ 4.00.....       2,402,069         9.86 years            $ 2.52             20,000          $ 2.00
$ 5.00 to $ 8.68.....       3,081,737         8.70 years            $ 8.08            574,599          $ 8.00
$ 8.88 to $10.32.....       6,605,628         7.79 years            $10.05          2,371,808          $ 9.72
$10.50 to $15.88.....       1,024,103         1.32 years            $12.70          1,021,853          $12.70
$16.60 to $19.75.....         153,001         2.89 years            $16.99            153,001          $16.99
$22.88 to $59.31.....       1,166,675         6.66 years            $29.90            788,225          $28.93
                           ----------                                               ---------
$ 2.00 to $59.31.....      14,433,213         7.73 years            $10.24          4,929,486          $13.40
                           ==========                                               =========

     Additionally, ARRIS has an ESPP that initially enabled its employees to purchase a total of 300,000 shares of ARRIS common stock over a period of time. In 1999, an amendment to the ESPP was approved increasing the number of shares of ARRIS common stock that may be issued pursuant to that plan to 800,000 shares. The Company accounts for the ESPP in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly recognizes no compensation expense. Participants can request that up to 10% of their base compensation be applied toward the purchase of ARRIS common stock under ARRIS' ESPP. Purchases by any one participant are limited to $25,000 in any one year. The exercise price is the lower of 85% of the fair market value of the ARRIS common stock on either the first day of the purchase period or the last day of the purchase period. Under the ESPP, employees of ARRIS purchased 18,709 shares of ARRIS common stock in 2000. In connection with the Company's reorganization on August 3, 2001, the existing plan was frozen and a new plan was authorized under which 800,000 shares were available. Under the new plan, employees of ARRIS purchased 307,324 and 72,835 shares of ARRIS common stock in 2002 and 2001, respectively. At December 31, 2002, approximately 198,957 shares are subject to purchase under the new ESPP at a price of no more than $3.15 per share, to be settled March 31, 2003.

     In 2002, 2001, and 2000, ARRIS paid its non-employee directors annual retainer fees of $50,000 in the form of stock units. These stock units, which are granted out of the various stock option plans, convert to Common Stock of the Company at the prearranged time selected by each director. The Company amortizes the compensation expense related to these stock units on a straight-line basis over a period of one year. At December 31, 2002, 2001, and 2000 there were 123,800 units, 71,200 units and 40,300 units issued and outstanding, respectively. In conjunction with the acquisitions of Arris Interactive L.L.C. and Cadant, Inc., the Company issued approximately 345,000 shares of restricted stock, which are being amortized to compensation expense over two-year periods. In 2002, the Company issued a total of 30,000 shares of restricted stock to members of its newly formed Technical Advisory Board, which are being amortized to compensation expense over a two-year period. Compensation expense for the stock units and restricted stock discussed above was approximately $1.9 million, $1.1 million, and $1.0 million for the years ending December 31, 2002, 2001, 2000, respectively.

NOTE 15.  EMPLOYEE BENEFIT PLANS

     The Company sponsors two non-contributory defined benefit pension plans that cover the Company's U.S. employees. As of January 1, 2000, the Company froze the defined pension plan benefits for 569 participants. These participants elected to participate in ARRIS' enhanced 401(k) plan. Due to the cessation of plan accruals for such a large group of participants, a curtailment was considered to have occurred. As a result of the curtailment, as outlined under SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, the Company recorded a $2.1 million pre-tax gain on the curtailment during the first quarter 2000. In addition, during the year ended December 31, 2001, the Company recognized approximately $3.6 million in pension expense related to supplemental pension plan benefits.

     The U.S. pension plan benefit formulas generally provide for payments to retired employees based upon their length of service and compensation as defined in the plans. ARRIS' policy is to fund the plans as required by the Employee Retirement Income Security Act of 1974 ("ERISA") and to the extent that such contributions are tax deductible. Liabilities for amounts in excess of these funding levels are accrued and reported in the consolidated balance sheet.

     Summary data for the non-contributory defined benefit pension plans is as follows:

                                                         YEARS ENDED DECEMBER 31,
                                                         ------------------------
                                                            2002          2001
                                                         ----------    ----------
                                                              (IN THOUSANDS)
Change in Benefit Obligation:
  Benefit obligation at the beginning of year..........   $ 28,973      $ 17,851
  Service cost.........................................        898           431
  Interest cost........................................      1,587         1,269
  Plan amendment.......................................         --         3,955
  Actuarial (gain) loss................................     (3,423)        2,207
  Benefit payments.....................................       (310)         (329)
  Settlements..........................................     (6,485)           --
  Curtailment..........................................       (483)        3,589
                                                          --------      --------
  Benefit obligation at end of year....................   $ 20,757      $ 28,973
                                                          ========      ========

                                                         YEARS ENDED DECEMBER 31,
                                                         ------------------------
                                                            2002          2001
                                                         ----------    ----------
                                                              (IN THOUSANDS)
Change in Plan Assets:
  Fair value of plan assets at beginning of year.......   $ 11,140      $ 11,513
  Actual return on plan assets.........................     (1,371)          (56)
  Company contributions................................      6,585            11
  Settlements..........................................     (6,485)           --
  Benefits paid from plan assets.......................       (310)         (328)
                                                          --------      --------
  Fair value of plan assets at end of year.............   $  9,559      $ 11,140
                                                          ========      ========
Funded Status:
  Funded status of plan................................   $(11,198)     $(17,833)
  Unrecognized actuarial loss..........................      1,279         1,486
  Unamortized prior service cost.......................      3,584         4,106
  Minimum pension liability............................     (1,849)           --
  Unfunded pension loss................................     (1,219)           --
                                                          --------      --------
  (Accrued) benefit cost...............................   $ (9,403)     $(12,241)
                                                          ========      ========

     The settlement in 2002 represents the payment of the accrued benefit to a former participant of the plan. The plans' assets consist of corporate and government debt securities and equity securities. Net periodic pension cost for 2002, 2001 and 2000 for pension and supplemental benefit plans includes the following components (in thousands):

                                                             2002     2001     2000
                                                            ------   ------   -------
Service cost..............................................  $  898   $  431   $   597
Interest cost.............................................   1,587    1,269     1,143
Return on assets (expected)...............................    (882)    (914)     (901)
Recognized net actuarial (gain) loss......................    (198)     (23)     (141)
Amortization of prior service cost........................     550      313       308
                                                            ------   ------   -------
Net periodic pension cost.................................   1,955    1,076     1,006
Additional pension (income) due to curtailment............    (483)   3,589    (2,108)
                                                            ------   ------   -------
Net periodic pension cost (income)........................  $1,472   $4,665   $(1,102)
                                                            ======   ======   =======

     The assumptions used in accounting for the Company's defined benefit plans for the three years presented are set forth below:

                                                              2002   2001   2000
                                                              ----   ----   ----
Assumed discount rate for active participants...............  6.75%  7.25%  7.75%
Assumed discount rate for inactive participants.............   6.5%   6.5%   6.5%
Rates of compensation increase..............................   6.0%   6.0%   6.0%
Expected long-term rate of return on plan assets............   8.0%   8.0%   8.0%

     Additionally, ARRIS has established defined contribution plans pursuant to the Internal Revenue Code Section 401(a) that cover all eligible U.S. employees. ARRIS contributes to these plans based upon the dollar amount of each participant's contribution. ARRIS made contributions to these plans of approximately $2.0 million, $1.1 million and $1.1 million in 2002, 2001, and 2000, respectively. In conjunction with the Company's reorganization in August 2001, all the terms and conditions of the plan remain the same.

NOTE 16. SALES INFORMATION

     A significant portion of ARRIS' revenue is derived from sales to Comcast (including AT&T Broadband) and Cox Communications. Sales to these two customers for 2002, 2001, and 2000 are set forth below:

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                              2002     2001     2000
                                                             ------   ------   ------
Comcast (including AT&T Broadband).........................  $250.2   $245.6   $387.2
% of sales.................................................    38.4%    39.1%    51.8%
Cox Communications.........................................  $106.7   $110.9   $116.5
% of sales.................................................    16.4%    17.7%    15.6%

     In the fourth quarter of 2002, Comcast completed its purchase of AT&T Broadband. AT&T Broadband was the Company's largest customer in terms of revenues in the first three quarters of 2002. AT&T Broadband, with the deployment of telephony as part of its core strategy, had been using ARRIS' CBR products in many of its major markets. Comcast has announced that as its initial priority after its acquisition of AT&T Broadband, it will emphasize video and high-speed data operations and focus on improving the profitability of its telephony operations at the expense of subscriber growth.

     ARRIS operates globally and offers products and services that are sold to cable system operators and telecommunications providers. ARRIS' products and services are focused in two product categories instead of the previous three categories: Broadband, and Supplies and Services. As a result of the sale of the Company's Keptel and Actives product lines in 2002, revenues from the remaining product lines within the former Transmission, Optical, and Outside Plant product category are now reported with the Supplies and Services product revenues. All prior period revenues have been aggregated to conform to the new product categories. Consolidated revenues by principal products and services for the years ended December 31, 2002, 2001 and 2000, respectively were as follows (in thousands):

                                                                  SUPPLIES AND
                                                      BROADBAND     SERVICES      TOTAL
                                                      ---------   ------------   --------
Annual sales
December 31, 2002...................................  $449,703      $202,180     $651,883
December 31, 2001...................................  $368,511      $259,812     $628,323
December 31, 2000...................................  $312,310      $437,662     $749,972

     The Company sells its products primarily in the United States with its international revenue being generated from Asia Pacific, Europe, Latin America and Canada. The Asia Pacific market primarily includes China, Hong Kong, Japan, Korea, and Singapore. The European market primarily includes Austria, Germany, France, Netherlands, Poland, Portugal, Romania, Spain, and Switzerland. The Latin American market primarily includes Argentina, the Bahamas, Chile, Colombia, Mexico, and Puerto Rico. Sales to international customers were approximately 22.6%, 11.4% and 4.3% of total sales for the years ended December 31, 2002, 2001 and 2000, respectively. International sales for the years ended December 31, 2002, 2001 and 2000 were as follows (in thousands):

                                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                      2002           2001           2000
                                                  ------------   ------------   ------------
International region
  Asia Pacific..................................    $ 51,328       $ 20,484       $  2,721
  Europe........................................      67,363         31,613          6,592
  Latin America.................................      20,266         14,125         19,789
  Canada........................................       8,387          5,679          3,308
                                                    --------       --------       --------
     Total international sales..................     147,344         71,901         32,410
     Total domestic sales.......................     504,539        556,422        717,562
                                                    --------       --------       --------
          Total sales...........................    $651,883       $628,323       $749,972
                                                    ========       ========       ========

     Total identifiable international assets were immaterial.

NOTE 17. SUMMARY QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

     The following table summarizes ARRIS' quarterly consolidated financial information (in thousands, except share data). Quarters in 2002 and 2001 ended March 31, June 30, and September 30 are restated to comply with the reporting requirements of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

                                                       QUARTERS IN 2002 ENDED
                                         ---------------------------------------------------
                                         MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                         ---------   --------   -------------   ------------
Net sales..............................  $172,397    $176,502     $180,577        $122,407
Gross profit(10)(11)...................    58,231      60,479       65,217          42,725
Operating income
  (loss)(10)(12)(13)(14)...............     2,678     (16,491)      10,403         (82,328)
Income (loss) from continuing
  operations((7)(17)(18)...............     3,443     (27,032)       4,893         (95,717)
Income (loss) from discontinued
  operations(3)(12)(15)(16)............    (5,377)    (13,682)      (1,406)          1,671
Net income (loss) before cumulative
  effect of accounting change..........    (1,934)    (40,714)       3,487         (94,046)
Net income (loss)(19)..................  $(59,894)   $(40,714)    $  3,487        $(94,046)
                                         ========    ========     ========        ========
Net (loss) per basic and diluted share:
  Income (loss) from continuing
     operations........................  $   0.04    $  (0.33)    $   0.06        $  (1.16)
  Income (loss) from discontinued
     operations........................     (0.07)      (0.17)       (0.02)           0.02
  Cumulative effect of accounting
     change............................     (0.72)         --           --              --
                                         --------    --------     --------        --------
     Net income (loss).................  $  (0.75)   $  (0.50)    $   0.04        $  (1.14)
                                         ========    ========     ========        ========

                                                       QUARTERS IN 2001 ENDED
                                         ---------------------------------------------------
                                         MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                         ---------   --------   -------------   ------------
Net sales..............................  $178,248    $141,423     $ 146,521       $162,131
Gross profit(1)(3)(9)..................    31,350      25,413        38,374         53,523
Operating income (loss)(1)(3)(4)(8)....     6,162      (1,059)      (28,484)         1,628
Income (loss) from continuing
  operations(5)(6)(7)..................       145      (5,150)      (75,137)        (3,116)
Income (loss) from discontinued
  operations(2)(3)(9)..................    (7,363)     (9,338)      (57,328)       (10,444)
Net income (loss) before cumulative
  effect of accounting change..........    (7,218)    (14,488)     (132,465)       (13,560)
Net income (loss)......................  $ (7,218)   $(14,488)    $(132,465)      $(13,560)
                                         ========    ========     =========       ========
Net (loss) per basic and diluted share:
  Income (loss) from continuing
     operations........................  $   0.00    $  (0.13)    $   (1.21)      $  (0.04)
  Income (loss) from discontinued
     operations........................     (0.19)      (0.24)        (0.92)         (0.14)
  Cumulative effect of accounting
     change............................        --          --            --             --
                                         --------    --------     ---------       --------
     Net income (loss).................  $  (0.19)   $  (0.38)    $   (2.13)      $  (0.18)
                                         ========    ========     =========       ========

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

 (2) During the second quarter of 2001, a warranty expense relating to a specific product was recorded, resulting in a pre-tax charge of $4.7 million for the expected replacement cost of this product of which all relates to and is classified in discontinued operations. The Company does not anticipate any further warranty expenses to be incurred in connection with this product.

 (3) In the third quarter of 2001, in connection with the outsourcing of most of our manufacturing functions, the Company recorded pre-tax restructuring and impairment charges of approximately $66.2 million, of which approximately $50.1 million relates to and is classified in discontinued operations. Included in these charges was approximately $33.7 million related to the write-down of inventories and remaining warranty and purchase order commitments, of which approximately $8.6 million was reflected in cost of goods sold and $25.1 million was reflected in discontinued operations. Additional charges incurred were approximately $5.7 million related to severance and associated personnel costs, $5.9 million related to the impairment of goodwill due to the sale of the power product lines, $14.8 million related to the impairment of fixed assets, and approximately $6.1 million related to lease terminations of factories and office space and other shutdown expenses. Of these charges, approximately $7.5 million is reflected in restructuring expense and $25.0 million is reflected in discontinued operations. In 2002, the Company recorded an additional $2.4 million pre-tax charge to discontinued operations related to the 2001 restructuring.

 (4) During the third quarter 2001, the Company wrote off in-process R&D of $18.8 million in connection with the Arris Interactive L.L.C. acquisition.

 (5) During the third quarter of 2001, unamortized deferred finance fees of $1.9 million were recorded as a loss on the extinguishment of debt. These fees related to a revolving credit facility, which was replaced in connection with the Arris Interactive L.L.C. acquisition. This charge was originally recorded as an extraordinary loss, but was reclassified to income (loss) from continuing operations in connection with the adoption in 2002 of SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.

 (6) As a result of the restructuring and impairment charges during the third quarter 2001, a valuation allowance of approximately $38.1 million against deferred tax assets was recorded in accordance with SFAS No. 109, Accounting for Income Taxes. (See Note 4 of Notes to the Consolidated Financial Statements.)

 (7) The Company recorded pre-tax losses of approximately $0.6 million and $0.8 million during the years ended December 31, 2002 and 2001, respectively, related to changes in market value of its trading securities.

     The Company recorded a $1.0 million and $12.5 million charge to income during the second quarter of 2002 and fourth quarter of 2002, respectively, on its available for sale securities as a result of market value declines considered by management to be other than temporary.

 (8) In the fourth quarter of 2001, ARRIS closed a research and development facility in Raleigh, North Carolina and recorded a $4.0 million charge related to severance and other costs associated with closing that facility.

 (9) Due to the economic disturbances in Argentina, the Company recorded a write-off of $4.4 million related to unrecoverable inventory amounts due from a customer in that region during the fourth quarter of 2001, of which approximately $1.6 million relates to and is classified in discontinued operations, and $2.8 million is reflected in cost of goods sold.

(10) During 2002, the Company recorded severance charges related to general reductions in force of approximately $5.1 million, of which $1.1 million is reflected in cost of goods sold and $4.0 million is reflected in selling, general, administrative and development expenses.

(11) During 2002, ARRIS wrote off the remaining $2.1 million of power inventories that had not been transferred to the buyer. This charge is reflected in cost of goods sold.

(12) During the second quarter of 2002, the Company established a reserve of $20.2 million in connection with its Adelphia receivables of which approximately $1.3 million relates to and is classified in discontinued operations, and approximately $18.9 million is reflected in selling, general, administrative and development expenses. Adelphia filed for bankruptcy in June 2002. During the third quarter of

     2002, the Company sold a portion of its Adelphia accounts receivables to an unrelated third party, resulting in a net gain of approximately $4.3 million. Of this total gain, approximately $0.3 million relates to and is classified in discontinued operations, and $4.0 million is reflected in selling, general and administrative and development expense.

(13) During the fourth quarter of 2002, based upon management's analysis including an independent valuation, the Company recorded a goodwill impairment charge of $70.2 million with respect to our supplies and services product line.

(14) During the fourth quarter of 2002, a restructuring charge of approximately $7.1 million was recorded in connection with the closure of our development and repair facility in Andover, Massachusetts.

(15) During the second quarter of 2002, a loss of $8.5 million was recorded in connection with the sale of the Keptel product line and is classified in discontinued operations. During the fourth quarter of 2002, the Company reduced this loss by $2.4 million as a result of the resolution of certain estimated costs associated with the sale.

(16) During the fourth quarter of 2002, a gain of $2.2 million was recorded in connection with the sale of the Actives product line and is classified in discontinued operations.

(17) During the second quarter of 2002, the Company recorded a loss of approximately $9.3 million associated with the 4 1/2% note exchanges, in accordance with SFAS No. 84. This loss was partially offset with a gain of $2.0 million recorded in the fourth quarter of 2002, related to cash repurchases of the 4 1/2% notes, which was classified in continuing operations in accordance with SFAS No. 145.

(18) During the first quarter of 2002, the Company recorded a $6.8 million income tax benefit as a result of a change in tax legislation, allowing ARRIS to carry back losses for five years versus the previous limit of two years.

(19) The Company posted a goodwill impairment loss of approximately $58.0 million in the first quarter of 2002, due to the cumulative effect of an accounting change in accordance with SFAS No. 142 and upon management's analysis of its intangibles including an independent valuation.

NOTE 18. BUSINESS ACQUISITIONS

ACQUISITION OF ARRIS INTERACTIVE L.L.C.

     On August 3, 2001, ARRIS completed the acquisition from Nortel Networks of the portion of Arris Interactive that it did not own. Arris Interactive was a joint venture formed by Nortel Networks and the Company in 1995, that developed products for delivering voice and data services over hybrid fiber coax-networks. The Company decided to complete this transaction because it believes that the growth prospects for conveyed telecommunications networks offering cable telephony and high speed are significant, and that the transaction enables the combined company to acquire new products or technology to expand ARRIS' total product offering. Immediately prior to the acquisition the Company owned 18.75% and Nortel Networks owned the remainder. As part of this transaction:

     - A new holding company, ARRIS, was formed;

     - ANTEC, its predecessor, merged with its subsidiary and the outstanding ANTEC common stock was converted, on a share-for-share basis, into ARRIS common stock;

     - Nortel Networks and the Company contributed to Arris Interactive approximately $131.6 million in outstanding indebtedness and adjusted their ownership percentages in Arris Interactive to reflect these contributions;

     - Nortel Networks exchanged its remaining ownership interest in Arris Interactive for 37.0 million shares of ARRIS common stock (approximately 49.2% of the total shares outstanding following the transaction) and a subordinated redeemable Class B interest in Arris Interactive with a face amount of $100 million;

     - ANTEC, now the Company's wholly-owned subsidiary, changed its name to Arris International, Inc.;

     - Nortel Networks designated two new members to the Company's board of directors;

     - The Company issued approximately 2.1 million options and 95,000 shares of restricted stock to Arris Interactive employees

     In connection with this transaction, the Company entered into an agreement with Nortel Networks whereby it paid Nortel Networks an agency fee of approximately, on average, 10% for all sales of Arris Interactive legacy products made to certain domestic and international customers. This agreement for domestic agency fees expired December 31, 2001. The agreement for international agency fees was terminated on December 6, 2002.

     The Class B membership interest is redeemable in approximately four quarterly installments commencing February 3, 2002, provided that certain availability and other tests are met under the Company's revolving credit facility as described in Note 9 of the Notes to the Consolidated Financial Statements.

     The following is a summary of the purchase price allocation to record the Company's purchase of Nortel Networks' ownership interest in Arris Interactive for 37,000,000 shares of ARRIS Group, Inc. common stock on August 3, 2001 at $6.14 per share as of April 9, 2001 (date of definitive agreement):

                                                              (IN THOUSANDS)
                                                              --------------
37,000,000 shares of ARRIS' $0.01 par value common stock at
  $6.14 per share...........................................     $227,180
Acquisition costs (banking fees, legal and accounting fees,
  printing
  costs)....................................................        7,616
Write-off of abandoned leases and related leasehold
  improvements..............................................        2,568
Fair value of stock options to Arris Interactive L.L.C
  employees.................................................       12,531
Other.......................................................        1,346
                                                                 --------
          Adjusted Purchase Price...........................     $251,241
                                                                 ========
Allocation of Purchase Price:
  Net tangible assets acquired..............................     $ 56,048
  Existing technology (to be amortized over 3 years)........       51,500
  In-process research and development.......................       18,800
  Goodwill (not deductible for income tax purposes).........      124,893
                                                                 --------
          Total Allocated Purchase Price....................     $251,241
                                                                 ========

     The value assigned to in-process research and development, in accordance with accounting principles generally accepted in the United States, was written off at the time of acquisition. The $18.8 million of in-process research and development valued for the transaction related to two projects that were targeted at the carrier-grade telephone and high-speed data markets. The value of the in-process research and development was calculated separately from all other acquired assets. The projects included:

     - Multi-service Access System ("MSAS"), a high-density multiple stream cable modem termination system providing carrier-grade availability and high-speed routing technology on the same headend targeted at the carrier-grade telephone and high-speed data market. There were specific risks associated with this in-process technology. As the MSAS had a unique capability to perform hardware sparing through its functionality via use of a radio frequency switching matrix, there was risk involved in being able to achieve the isolation specifications related to this type of technology. Subsequent to December 31, 2001 the MSAS project was discontinued because of a product overlap with Cadant, Inc.

     - Packet Port II, an outside voice over internet protocol terminal targeted at the carrier-grade telephone market. There were specific risks associated with this in-process technology. Based on the key product objectives of the Packet Port II, from a hardware perspective, the product is required to achieve power supply performance capable of meeting a wide range of input power, operating conditions and loads. From a software perspective, the Company was dependent on a third party for reference design software critical to this product. Since development of this reference design software was currently in process at the time of valuation, the ordinary risks associated with the completion and timely delivery of the software were inherent to this project.
      Additionally, there are sophisticated power management techniques required to meet the target power consumption of this product. There are technical/schedule risks associated with implementing processor power down that can simultaneously meet power consumption targets without affecting the voice or data functionality of this technology application. The Packet Port II project was completed in 2002.

     The following table identifies specific assumptions for the projects, at the acquisition date, in millions:

                       FAIR VALUE AT     ESTIMATED     EXPECTED
                          DATE OF      PERCENTAGE OF   COST TO    EXPECTED DATE   DISCOUNT
PROJECT                  VALUATION      COMPLETION     COMPLETE    TO COMPLETE      RATE
-------                -------------   -------------   --------   -------------   --------
MSAS.................      $16.9           68.9%        $ 9.9       July 2002        32%
Packet Port II.......      $ 1.9           41.5%        $11.3      March 2002        32%

  Valuation of in-process research and development

     The fair values assigned to each developed technology as related to this transaction were valued using an income approach based upon the current stage of completion of each project in order to calculate the net present value of each in-process technology's cash flows. The cash flows used in determining the fair value of these projects were based on projected revenues and estimated expenses for each project. Revenues were estimated based on relevant market size and growth factors, expected industry trends, individual product sales cycles, the estimated life of each product's underlying technology, and historical pricing. Estimated expenses include cost of goods sold, selling, general and administrative and research and development expenses. The estimated research and development expenses include costs to maintain the products once they have been introduced into the market, and costs to complete the in-process research and development. It was anticipated that the acquired in-process technologies would yield similar prices and margins that had been historically recognized by Arris Interactive and expense levels consistent with historical expense levels for similar products.

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

ACQUISITION OF CADANT, INC.

     On January 8, 2002, ARRIS completed the acquisition of all of the assets of Cadant, Inc., a privately held designer and manufacturer of next generation Cable Modem Termination Systems ("CMTS"). The Company decided to complete this transaction because it provides significant product and technology extensions to complement its broadband product offerings and would have a positive impact on future results of the Company.

     - ARRIS issued 5.25 million shares of ARRIS common stock for the purchase of substantially all of Cadant's assets and certain liabilities.

     - ARRIS agreed to pay up to 2.0 million shares based upon future sales of the CMTS product through January 8, 2003. These targets were not met as of January 8, 2003, and therefore, no further shares were issued.

     The following is a summary of the purchase price allocation to record ARRIS' purchase price of the assets and certain liabilities of Cadant Inc. for 5,250,000 shares of ARRIS Group, Inc. common stock based on the average closing price of ARRIS' common stock for 5 days prior and 5 days after the date of the transaction as quoted on the Nasdaq National Market System. The excess of the purchase price over the fair value of the net tangible and intangible assets acquired has been allocated to goodwill.

                                                               (IN THOUSANDS)
                                                               --------------
5,250,000 shares of ARRIS Group, Inc.'s $0.01 par value
  common stock at $10.631 per common share..................      $55,813
Acquisition costs (banking fees, legal and accounting fees,
  printing costs)...........................................          874
Fair value of stock options to Cadant, Inc. employees.......       12,760
Assumption of certain liabilities of Cadant, Inc............       14,955
                                                                  -------
  Adjusted purchase price...................................      $84,402
                                                                  =======
Allocation of Purchase Price:
  Net tangible assets acquired..............................      $ 5,063
  Existing technology (to be amortized over 3 years)........       53,000
  Goodwill (not deductible for income tax purposes).........       26,339
                                                                  -------
  Total allocated purchase price............................      $84,402
                                                                  =======

SUPPLEMENTAL PRO FORMA INFORMATION

     Presented below is summary unaudited pro forma combined financial information for the Company, Arris Interactive L.L.C. and Cadant, Inc. to give effect to the transactions. This summary unaudited pro forma combined financial information is derived from the historical financial statements of the Company, Arris Interactive L.L.C. and Cadant, Inc. This information assumes the transactions were consummated at the beginning of the applicable period. This information is presented for illustrative purposes only and does not purport to represent what the financial position or results of operations of the Company, Arris Interactive L.L.C., Cadant, Inc., or the combined entity would actually have been had the transactions occurred at the applicable dates, or to project the Company's, Arris Interactive L.L.C.'s, Cadant, Inc.'s or the combined entity's results of operations for any future period or date. The actual results of Arris Interactive L.L.C. are included in the Company's operations from August 4, 2001 to December 31, 2002. The actual results of Cadant, Inc. are included in the Company's operations from January 8, 2002 to December 31, 2002.

                                                                    (UNAUDITED)
                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                                 2002          2001
                                                              ----------    ----------
                                                                   (IN THOUSANDS,
                                                              EXCEPT FOR EARNINGS PER
                                                                    SHARE DATA)
Net sales...................................................  $ 651,883     $ 670,174
Gross profit................................................    226,652       173,927
Operating income (loss) (1).................................    (86,475)     (112,148)
Income (loss) before income taxes...........................   (121,950)     (140,408)
Income (loss) from continuing operations....................   (115,150)     (175,996)
Income (loss) from discontinued operations..................    (18,794)      (84,472)
Net income (loss) before cumulative effect of accounting
  change....................................................   (133,944)     (260,468)
Net income (loss)...........................................   (191,904)     (260,468)
Net income (loss) per common share:
  Basic and diluted.........................................  $   (2.34)    $   (3.23)
                                                              =========     =========
Weighted average common shares:
  Basic and diluted.........................................     82,049        80,669
                                                              =========     =========

(1) In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized, but reviewed annually for impairment. The provisions of SFAS No. 142 state that goodwill and indefinite lived intangible assets acquired after June 30, 2001 will not be amortized. The information presented above, therefore, does not include amortization expense on the goodwill acquired in these transactions.

     The following table represents the amount assigned to each major asset and liability caption of Arris Interactive L.L.C. as of August 3, 2001 and Cadant, Inc. as of January 8, 2002, as adjusted:

                                                                AS OF ACQUISITION DATE
                                                                    (IN THOUSANDS)
                                                              --------------------------
                                                                 ARRIS
                                                              INTERACTIVE
                                                                L.L.C.      CADANT, INC.
                                                              -----------   ------------
Total current assets........................................   $179,909       $   782
Property, plant and equipment, net..........................   $ 23,209       $ 4,281
Goodwill....................................................   $124,926       $26,339
Intangible assets (existing technology).....................   $ 51,500       $53,000
Total assets................................................   $379,544       $84,402
Total current and long-term liabilities.....................   $ 67,208       $14,955
Total liabilities and membership interest...................   $167,208       $14,955

NOTE 19. SUBSEQUENT EVENTS

REDEMPTION OF CONVERTIBLE SUBORDINATED NOTES DUE 2003

     Between January 1, 2003 and March 10, 2003, the Company purchased approximately $12.4 million of its 4 1/2% convertible subordinated notes due 2003 in exchange for cash. No gain or loss was recognized on these purchases. As of March 10, there were approximately $11.5 million of the 4 1/2% convertible subordinated notes due 2003 outstanding.

CABOVISAO DEVELOPMENTS

     As of March 10, 2003, Cabovisao, a Portugual-based customer owed ARRIS approximately 18.6 million euros in accounts receivable, a substantial portion of which was past due. On October 17, 2002, the parent company of Cabovisao, CSii, issued an announcement that suggested it may have difficulty in accessing or refinancing its senior credit facility in the future. On February 3, 2003, CSii announced that it had obtained an extension of the maturity date of its credit facility to February 28, 2003, and that it was continuing negotiations with respect to a long term financing solution. On March 1, 2003, CSii announced that it had formed a special committee of its board of directors to review and evaluate alternatives to meet the financial needs of CSii and Cabovisao, including: debt restructuring, recapitalization, capital infusion, court supervised restructuring. The Company is uncertain what effect, if any, these developments will have on its existing accounts receivable or future relationship with Cabovisao.

AMENDMENT TO CREDIT FACILITY

     On March 11, 2003, ARRIS amended its credit facility to permit the Company to issue up to $125.0 million of subordinated convertible notes due 2008, to use the proceeds of such notes to redeem the Class B membership interest in Arris Interactive held by Nortel Networks and to purchase shares of the ARRIS common stock held by Nortel Networks, subject to certain limitations. The amendment also reduced the revolving loan commitments to $115.0 million.

CONVERTIBLE SUBORDINATED NOTE OFFERING

     On March 18, 2003, the Company issued a $125.0 million of convertible subordinated notes due 2008. The convertible subordinated notes will pay interest semi-annually based on an annual rate of 4.5%. The conversion rate is equivalent to $5.00 per share. The Company used approximately $88.4 million of the proceeds from the issuance, including the reduction in the forgiveness of the Class B membership interest, to redeem the Class B membership interest in Arris Interactive held by Nortel Networks. On March 24, 2003, the Company used approximately $28.0 million of the proceeds of the issuance to repurchase and retire 8 million shares of our common stock held by Nortel Networks at a discount.

REDEMPTION OF CLASS B MEMBERSHIP INTEREST HELD BY NORTEL NETWORKS

     In connection with the acquisition of Arris Interactive in August 2001, Nortel Networks exchanged its remaining ownership interest in Arris Interactive for 37 million shares of ARRIS common stock and a subordinated redeemable Class B membership interest in Arris Interactive with a face amount of $100.0 million. The Class B membership interest earned an accreting non-cash return of 10% per annum, compounded annually, and was redeemable in approximately four quarterly installments commencing February 3, 2002, provided that certain availability and other tests are met under the Company's Credit Facility. Those tests were not met. The balance of the Class B membership interest as of December 31, 2002 was approximately $114.5 million. In June 2002, ARRIS entered into an option agreement with Nortel Networks that permitted ARRIS to redeem the Class B membership interest in Arris Interactive at a discount of 21% prior to June 30, 2003. To further induce the Company to redeem the Class B membership interest, Nortel Networks offered to forgive approximately $5.9 million of the earnings on the Class B membership interest if ARRIS redeemed it prior to March 31, 2003. The Company used approximately $88.4 million, including the reduction in the forgiveness of the Class B membership interest, of the proceeds of the March 2003 offering of its 4 1/2% convertible subordinated notes due 2008 to redeem the Class B membership interest, at a $28.5 million discount.

REPURCHASE OF SHARES HELD BY NORTEL NETWORKS

     Of the 37 million shares of ARRIS common stock that Nortel Networks received in 2001, it sold 15 million in a registered public offering in June 2002. In order to reduce its holdings further, in March 2003 Nortel Networks granted the Company an option to purchase up to 16 million shares at a 10% discount to market, subject to a minimum purchase price of $3.50 per share for 8 million shares and $4.00 per share for the remainder. In addition, to the extent that the Company purchases shares at a price of less than $4.00 per share, it is obligated to return to Nortel Networks a portion of the return that was forgiven with respect to the Class B membership interest, up to a maximum of $2.0 million. Pursuant to this option, on March 24, 2003, the Company purchased and retired 8 million shares for an aggregate purchase price of $28.0 million. The Company has not decided when or whether it will exercise the remainder of the option.

ACQUISITION OF ATOGA SYSTEMS

     On March 21, 2003, the Company purchased certain assets of Atoga Systems, a Fremont, California-based of optical transport systems for metropolitan area networks. Under the terms of the agreement, ARRIS obtained certain inventory, fixed assets, and intellectual property in consideration for approximately $0.5 million of cash and the assumption of certain lease obligations. Further, the Company retained approximately 30 employees and issued a total of 500,000 shares of restricted stock to those employees.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to directors and officers of ARRIS is set forth under the captions entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders and is incorporated herein by reference. Certain information concerning the executive officers of the Company is set forth in
Part I of this document under the caption entitled "Executive Officers of the Company".

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding ownership of ARRIS common stock is set forth under the captions entitled "Security Ownership of Management" and "Security Ownership of Principal Stockholders" in the Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions with ARRIS is set forth under the captions entitled "Compensation of Directors" and "Certain Relationships and Related Transactions" in the Proxy Statement and is incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

     (b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A) EXHIBITS.

     The exhibits listed below in Item 15(a) 1, 2 and 3 are filed as part of this document. Each management contract or compensatory plan required to be filed as an exhibit is identified by an asterisk (*).

     (B) REPORTS ON FORM 8-K.

     On October 3, 2002, we filed a report on Form 8-K relating to Item 5, Other Events and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, to describe the Rights Agreement, dated October 3, 2002.

     On October 10, 2002, we filed a report on Form 8-K relating to Item 5, Other Events and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, to disclose the fifth amendment to our credit agreement, dated September 30, 2002.

On November 15, 2002, we filed a report on Form 8-K relating to Item 5, Other Events and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, to announce the definitive agreement to sell our transmission, optical, and outside plant product lines.

ITEM 15(A) 1 & 2. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

     The following Consolidated Financial Statements of ARRIS Group, Inc. and Report of Independent Auditors are filed as part of this Report.

                                                               PAGE
                                                               ----
Report of Independent Auditors..............................    49
Consolidated Balance Sheets at December 31, 2002 and 2001...    50
Consolidated Statements of Operations for the years ended
  December 31, 2002, 2001 and 2000..........................    51
Consolidated Statements of Cash Flows for the years ended
  December 31, 2002, 2001 and 2000..........................    52
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2002, 2001 and 2000..............    53
Notes to the Consolidated Financial Statements..............    54

FINANCIAL STATEMENT SCHEDULES

     The following consolidated financial statement schedule of ARRIS is included in Item 15(a) 2 pursuant to paragraph (d) of Item 15:

                Schedule II -- Valuation and Qualifying Accounts

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                         BALANCE AT    RESERVES                                 BALANCE AT
                                         BEGINNING       FROM       CHARGE TO                     END OF
DESCRIPTION                              OF PERIOD    ACQUISITION   EXPENSES    DEDUCTIONS(1)     PERIOD
-----------                              ----------   -----------   ---------   -------------   ----------
                                                                  (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2002
  Reserves and allowance deducted from
     asset accounts:
     Allowance for uncollectible
       accounts........................   $ 9,409       $    --      $29,744       $28,455       $10,698
     Reserve for obsolescence and
       excess inventory(2).............   $23,373       $    --      $10,697       $19,152       $14,918
YEAR ENDED DECEMBER 31, 2001
     Reserves and allowance deducted
       from asset accounts:
     Allowance for uncollectible
       Accounts........................   $ 6,686       $ 2,046      $ 5,820       $ 5,143       $ 9,409
     Reserve for obsolescence and
       excess inventory(2).............   $20,000       $14,704      $16,540       $27,871       $23,373
YEAR ENDED DECEMBER 31, 2000
  Reserves and allowance deducted from
     asset accounts:
     Allowance for uncollectible
       Accounts........................   $ 7,505       $    --      $ 1,117       $ 1,936       $ 6,686
     Reserve for obsolescence and
       excess inventory(2).............   $20,852       $    --      $18,480       $19,332       $20,000

---------------
(1) Uncollectible accounts written off, net of recoveries

(2) The reserve for obsolescence and excess inventory is included in inventories

ITEM 15(A)3.  EXHIBIT LIST

     Each management contract or compensation plan required to be filed as an exhibit is identified by an asterisk (*).

                                                                    THE FILINGS REFERENCED FOR
                                                                  INCORPORATION BY REFERENCE ARE
                                                                     ARRIS (FORMERLY KNOWN AS
EXHIBIT                                                           BROADBAND PARENT, INC.) FILINGS
NUMBER                   DESCRIPTION OF EXHIBIT                       UNLESS OTHERWISE NOTED
-------                  ----------------------                   -------------------------------
3.1        Amended and Restated Certificate of
           Incorporation......................................    Registration Statement
                                                                  #333-61524, Exhibit 3.1.
3.2        Certificate of Amendment to Amended and Restated
           Certificate of Incorporation.......................    August 3, 2001 Form 8-A,
                                                                  Exhibit 3.2.
3.3        By-laws............................................    Registration Statement
                                                                  #333-61524, Exhibit 3.2, filed
                                                                  by Broadband Parent Corporation

                                                                    THE FILINGS REFERENCED FOR
                                                                  INCORPORATION BY REFERENCE ARE
                                                                     ARRIS (FORMERLY KNOWN AS
EXHIBIT                                                           BROADBAND PARENT, INC.) FILINGS
NUMBER                   DESCRIPTION OF EXHIBIT                       UNLESS OTHERWISE NOTED
-------                  ----------------------                   -------------------------------
4.1        Form of Certificate for Common Stock...............    Registration Statement
                                                                  #333-61524, Exhibit 4.1.
4.2        Rights Agreement dated October 3, 2002.............    October 3, 2002 Form 8-K
                                                                  Exhibit 4.1
4.3        Indenture dated March 18, 2003.....................    Filed herewith.
10.1       Credit Agreement, dated August 3, 2001.............    August 3, 2001 Form 8-K,
                                                                  Exhibit 10.1.
10.1(a)    First Amendment to Credit Agreement dated January
           8, 2002............................................    December 31, 2001 Form 10-K,
                                                                  Exhibit 10.1(a).
10.1(b)    Second Amendment to Credit Agreement dated April
           19, 2002...........................................    March 31, 2002 Form 10-Q,
                                                                  Exhibit 10.1(b).
10.1(c)    Third Amendment to Credit Agreement dated April 24,
           2002...............................................    March 31, 2002 Form 10-Q,
                                                                  Exhibit 10.1(c).
10.1(d)    Fourth Amendment to Credit Agreement dated May 31,
           2002...............................................    June 7, 2002 Form 8-K, Exhibit
                                                                  10.1.
10.1(e)    Acknowledgment from Lenders, dated June 25 2002....    June 30, 2002 Form 10-Q,
                                                                  Exhibit 10.1(e).
10.1(f)    Fifth Amendment to Credit Agreement dated September
           30, 2002...........................................    September 30, 2002 Form 8-K,
                                                                  Exhibit 10.1.
10.1(g)    Sixth Amendment to Credit Agreement dated November
           21, 2002...........................................    November 21, 2002 Form 8-K,
                                                                  Exhibit 10.1.
10.1(i)    Limited Waiver to Credit Agreement dated December
           5, 2002............................................    November 21, 2002 Form 8-K,
                                                                  Exhibit 10.2.
10.1(h)    Seventh Amendment to Credit Agreement dated January
           2, 2003............................................    November 21, 2002 Form 8-K,
                                                                  Exhibit 10.3.
10.1(j)    Eighth Amendment to Credit Agreement dated March
           11, 2003...........................................    March 11, 2003 Form 8-K,
                                                                  Exhibit 10.1
10.2       Second Amended and Restated Investor Rights
           Agreement Dated June 7, 2002.......................    June 7, 2002 Form 8-K Exhibit
                                                                  10.3.
10.2(a)    Option Agreement Dated June 7, 2002................    June 7, 2002 Form 8-K Exhibit
                                                                  10.2.
10.2(b)    Letter Agreement with Nortel Networks dated March
           11, 2003...........................................    March 11, 2003 Form 8-K,
                                                                  Exhibit 10.2.
10.3       (Nortel Networks) Registration Rights Agreement....    August 3, 2001 Form 8-K,
                                                                  Exhibit 10.3.

                                                                    THE FILINGS REFERENCED FOR
                                                                  INCORPORATION BY REFERENCE ARE
                                                                     ARRIS (FORMERLY KNOWN AS
EXHIBIT                                                           BROADBAND PARENT, INC.) FILINGS
NUMBER                   DESCRIPTION OF EXHIBIT                       UNLESS OTHERWISE NOTED
-------                  ----------------------                   -------------------------------
10.3(a)    Letter Agreement with Nortel Networks dated March
           11, 2003...........................................    March 11, 2003 Form 8-K,
                                                                  Exhibit 10.4.
10.4       (Liberty Media) Registration Rights Agreement......    Filed herewith.
10.5       (Cadant, Inc.) Asset Purchase Agreement dated
           December 8, 2001...................................    February 8, 2002 Form S-3,
                                                                  Exhibit 2.
10.6(a)*   Agreement with Robert J. Stanzione for the
           conversion of special 2001 bonus to stock units....    December 31, 1999 Form 10-K,
                                                                  Exhibit 10.10(b), filed by
                                                                  ANTEC Corporation.
10.6(b)*   Amended and Restated Employment Agreement, dated
           August 6, 2001, with Robert J Stanzione............    September 30, 2001 Form 10-Q,
                                                                  Exhibit 10.10(c).
10.6(c)*   Supplemental Executive Retirement Plan for Robert J
           Stanzione..........................................    September 30, 2001 Form 10-Q,
                                                                  Exhibit 10.10(d).
10.7(a)*   Amended and Restated Employment Agreement dated
           April 29, 1999, with John M. Egan..................    June 30, 1999 Form 10-Q,
                                                                  Exhibit 10.31(a).
10.7(b)*   Consulting Agreement, dated April 27, 1999 with
           John M. Egan.......................................    June 30, 1999 Form 10-Q,
                                                                  Exhibit 10.31(b), filed by
                                                                  ANTEC Corporation.
10.7(c)*   Supplemental Executive Retirement Plan for John M.
           Egan...............................................    June 30, 1999 Form 10-Q,
                                                                  Exhibit 10.31(c), filed by
                                                                  ANTEC Corporation.
10.8*      Amended and Restated Employment Agreement, dated
           April 29, 1999, with Lawrence A. Margolis..........    June 30, 1999 Form 10-Q,
                                                                  Exhibit 10.33, filed by ANTEC
                                                                  Corporation.
10.9*      Form of Employment Agreement with Gordon E.
           Halverson..........................................    March 31, 2002, Form 10-Q,
                                                                  Exhibit 10.9.
10.10*     Consulting Agreement dated February 1, 1998 for
           James L. Faust.....................................    December 31, 1998 Form 10-K,
                                                                  Exhibit 10.14, filed by ANTEC
                                                                  Corporation.
10.11*     Stock Option Agreement with William H. Lambert
           dated March 14, 1994...............................    April 30, 1994 TSX Corporation
                                                                  Form 10-K, Exhibit 10(A)(1)(3)

                                                                    THE FILINGS REFERENCED FOR
                                                                  INCORPORATION BY REFERENCE ARE
                                                                     ARRIS (FORMERLY KNOWN AS
EXHIBIT                                                           BROADBAND PARENT, INC.) FILINGS
NUMBER                   DESCRIPTION OF EXHIBIT                       UNLESS OTHERWISE NOTED
-------                  ----------------------                   -------------------------------
10.12*     2001 Stock Incentive Plan..........................    July 2, 2001 Appendix III of
                                                                  Proxy Statement filed as part
                                                                  of, Registration Statement
                                                                  #333-61524, filed by Broadband
                                                                  Parent Corporation.
10.13*     Management Incentive Plan..........................    July 2, 2001 Appendix IV of
                                                                  Proxy Statement filed as part
                                                                  of Registration Statement
                                                                  #333-61524, filed by Broadband
                                                                  Parent Corporation.
10.14      Solectron Manufacturing Agreement and Addendum.....    December 31, 2001 Form 10-K,
                                                                  Exhibit 10.15.
10.15      Mitsumi Agreement..................................    December 31, 2001 Form 10-K,
                                                                  Exhibit 10.16.
10.16*     Form of Employment Agreement with Ronald M.
           Coppock............................................    December 31, 2001 Form 10-K,
                                                                  Exhibit 10.17.
10.17      Keptel, Inc. Asset Purchase Agreement..............    March 31, 2002 Form 10-Q,
                                                                  Exhibit 10.18.
10.18      Actives Purchase Agreement dated November 13,
           2002...............................................    Filed herewith.
10.19*     Employment Agreement with James D. Lakin and
           Supplement dated August 5, 2001....................    Filed herewith.
10.20*     Employment Agreement with David B. Potts dated
           August 5, 2001.....................................    Filed herewith.
10.21      Settlement and Release Agreement dated March 11,
           2003                                                   March 11, 2003 Form 8-K,
                                                                  Exhibit 10.3
21         Subsidiaries of the Registrant.....................    Filed herewith.
23         Consent of Ernst & Young LLP.......................    Filed herewith.
24         Powers of Attorney.................................    Filed herewith.

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

Dated: March 26, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                                      Chairman and Director
---------------------------------------------------
                    John M. Egan

              /s/ ROBERT J. STANZIONE                 President, Chief Executive         March 26, 2003
---------------------------------------------------   Officer and Director
                Robert J. Stanzione

              /s/ LAWRENCE A. MARGOLIS                Executive Vice President, Chief    March 26, 2003
---------------------------------------------------   Financial Officer
                Lawrence A. Margolis

                 /s/ DAVID B. POTTS                   Senior Vice President of Finance,  March 26, 2003
---------------------------------------------------   Chief Information Officer
                   David B. Potts

                 /s/ ALEX B. BEST*                    Director                           March 26, 2003
---------------------------------------------------
                    Alex B. Best

                /s/ HARRY L. BOSCO*                   Director                           March 26, 2003
---------------------------------------------------
                   Harry L. Bosco

            /s/ JOHN IAN ANDERSON CRAIG*              Director                           March 26, 2003
---------------------------------------------------
              John Ian Anderson Craig

                                                      Director
---------------------------------------------------
                   Randy K. Dodd

                /s/ JAMES L. FAUST*                   Director                           March 26, 2003
---------------------------------------------------
                   James L. Faust

              /s/ MATTHEW B. KEARNEY*                 Director                           March 26, 2003
---------------------------------------------------
                 Matthew B. Kearney

                                                      Director
---------------------------------------------------
                 William H. Lambert

                 /s/ JOHN R. PETTY*                   Director                           March 26, 2003
---------------------------------------------------
                   John R. Petty

                   /s/ LARRY ROMRELL*                      Director                                    March 26, 2003
   ---------------------------------------------------
                      Larry Romrell

                                                           Director
   ---------------------------------------------------
                    Bruce Van Wagner

*By:                  /s/ LAWRENCE A. MARGOLIS
           ---------------------------------------------
                        Lawrence A. Margolis
                   (as attorney in fact for each
                         person indicated)

      CERTIFICATION PURSUANT TO SEC. 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert J. Stanzione, certify that:

     1. I have reviewed this annual report on Form 10-K of ARRIS Group, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003                                            /s/ ROBERT J. STANZIONE
                                                 -----------------------------------------------------
                                                                  Robert J. Stanzione
                                                         President and Chief Executive Officer

      CERTIFICATION PURSUANT TO SEC. 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Lawrence A. Margolis, certify that:

     1. I have reviewed this annual report on Form 10-K of ARRIS Group, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003                             /s/ LAWRENCE A. MARGOLIS
                                                 -----------------------------------------------------
                                                 Lawrence A. Margolis
                                                 Executive Vice President, Chief Financial
                                                 Officer and Secretary