Form 10-Q
period 2003-03-31
ARRIS GROUP INC
filed 2003-05-14
CIK 1141107

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2003

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

ARRIS Group, Inc. is an accelerated filer (as defined in Rule 21b-2 of the Exchange Act).

As of May 9, 2003, 74,850,714 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

                                ARRIS GROUP, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2003

                                      INDEX

                                                                                                 Page
                                                                                                 ----
Part I.  Financial Information

         Item 1.  Financial Statements

                  a)       Consolidated Balance Sheets as of March 31, 2003 and
                           December 31, 2002                                                      1

                  b)       Consolidated Statements of Operations for the Three
                           Months Ended March 31, 2003 and 2002                                   2

                  c)       Consolidated Statements of Cash Flows for the Three
                           Months Ended March 31, 2003 and 2002                                   3

                  d)       Notes to the Consolidated Financial Statements                         4

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                      15

         Item 3.  Quantitative and Qualitative Disclosures on Market Risk                        30

         Item 4.  Control and Procedures                                                         30

Part II. Other Information

         Item 2.  Changes in Securities and Use of Proceeds                                      31

         Item 6.  Exhibits and Reports on Form 8-K                                               31

Signatures                                                                                       33

Certifications                                                                                   34

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                ARRIS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   MARCH 31,            DECEMBER 31,
                                                                                     2003                  2002
                                                                                   ---------            ------------
                                                                                 (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents ...........................................            $  76,543             $  98,409
  Accounts receivable (net of allowances for doubtful accounts of
    $10,614 in 2003 and $10,698 in 2002) ..............................               69,264                78,743
  Accounts receivable from Nortel Networks ............................                  289                 2,212
  Other receivables ...................................................                1,919                 3,154
  Inventories .........................................................              104,331               104,203
  Investments held for resale .........................................                  160                   137
  Other current assets ................................................               14,647                14,834
                                                                                   ---------             ---------
         Total current assets .........................................              267,153               301,692
Property, plant and equipment (net of accumulated depreciation of
    $46,017 in 2003 and $44,810 in 2002) ..............................               30,210                34,540
Goodwill ..............................................................              151,253               151,265
Intangibles (net of accumulated amortization of $50,214 in 2003 and
    $41,506 in 2002) ..................................................               56,794                64,843
Investments ...........................................................                4,885                 4,594
Other assets ..........................................................               11,701                 6,478
                                                                                   ---------             ---------
                                                                                   $ 521,996             $ 563,412
                                                                                   =========             =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ....................................................            $  29,343             $  24,253
  Accrued compensation, benefits and related taxes ....................               16,914                23,423
  Accounts payable and accrued expenses - Nortel Networks .............                  540                11,303
  Current portion of long-term debt ...................................               11,755                23,887
  Current portion of capital lease obligations ........................                1,415                 1,120
  Other accrued liabilities ...........................................               39,513                44,360
                                                                                   ---------             ---------
         Total current liabilities ....................................               99,480               128,346
Capital lease obligations, net of current portion .....................                  337                   158
Long-term debt ........................................................              125,028                    --
                                                                                   ---------             ---------
         Total liabilities ............................................              224,845               128,504
Membership interest - Nortel Networks .................................                   --               114,518
                                                                                   ---------             ---------
         Total liabilities & membership interest ......................              224,845               243,022
Stockholders' equity:
  Preferred stock, par value $1.00 per share, 5.0 million shares
    authorized; none issued and outstanding ...........................                   --                    --
  Common stock, par value $0.01 per share, 320.0 million shares authorized; 74.8 million and 82.5 million shares issued and
    outstanding in 2003 and 2002, respectively ........................                  758                   831
  Capital in excess of par value ......................................              578,397               603,563
  Accumulated deficit .................................................             (277,883)             (281,329)
  Unrealized holding gain on marketable securities ....................                  445                   227
  Unearned compensation ...............................................               (3,328)               (1,649)
  Unfunded pension losses .............................................               (1,219)               (1,219)
  Cumulative translation adjustments ..................................                  (19)                  (34)
                                                                                   ---------             ---------
         Total stockholders' equity ...................................              297,151               320,390
                                                                                   ---------             ---------
                                                                                   $ 521,996             $ 563,412
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

                                ARRIS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                     ------------------------------
                                                                                       2003                 2002
                                                                                     --------             ---------
Net sales (includes sales to Nortel Networks of $1 and $1,466 for the
   periods ended March 31, 2003 and 2002, respectively)..................            $ 91,343             $ 172,397

Cost of sales ...........................................................              66,599               114,166
                                                                                     --------             ---------
         Gross profit ...................................................              24,744                58,231
Operating expenses:
         Selling, general, administrative and development ...............              37,240                47,183
         Restructuring and impairment charges ...........................                 336                    --
         Amortization of intangibles ....................................               8,708                 8,370
                                                                                     --------             ---------
             Total operating expenses ...................................              46,284                55,553
                                                                                     --------             ---------
Operating income (loss) .................................................             (21,540)                2,678
Other expense (income):
      Interest expense ..................................................               1,664                 2,298
      Membership interest ...............................................               2,418                 2,500
      (Gain) on retirement of membership interest .......................             (28,506)                   --
      (Gain) loss on investments ........................................                 (23)                  214
      (Gain) loss on foreign currency ...................................                (482)                  826
      Other expense (income), net .......................................                 (57)                  197
                                                                                     --------             ---------
Income (loss) from continuing operations before income taxes ............               3,446                (3,357)
Income tax expense (benefit) ............................................                  --                (6,800)
                                                                                     --------             ---------
Net income (loss) from continuing operations ............................               3,446
                                                                                                              3,443
Income (loss) from discontinued operations ..............................                  --                (5,377)
                                                                                     --------             ---------
Net income (loss) before cumulative effect of an accounting change ......               3,446                (1,934)
Cumulative effect of an accounting change - goodwill ....................                  --                57,960
                                                                                     --------             ---------
      Net income (loss) .................................................            $  3,446             $ (59,894)
                                                                                     ========             =========
Net income (loss) per common share:
      Basic:
        Income (loss) from continuing operations ........................            $   0.04             $    0.04
        Income (loss) from discontinued operations ......................                  --                 (0.07)
        Cumulative effect of an accounting change .......................                  --                 (0.72)
                                                                                     --------             ---------
           Net income (loss) ............................................            $   0.04             $   (0.75)
                                                                                     ========             =========
      Diluted:
        Income (loss) from continuing operations ........................            $   0.04             $    0.04
        Income (loss) from discontinued operations ......................                  --                 (0.07)
        Cumulative effect of an accounting change .......................                  --                 (0.72)
                                                                                     --------             ---------
           Net income (loss) ............................................            $   0.04             $   (0.75)
                                                                                     ========             =========
Weighted average common shares:
         Basic ..........................................................              82,068                80,258
                                                                                     ========             =========
         Diluted ........................................................              83,602                80,258
                                                                                     ========             =========

        See accompanying notes to the consolidated financial statements.

                                ARRIS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                         THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                    ------------------------------
                                                                                      2003                  2002
                                                                                    ---------             --------
Operating activities:

    Net income (loss) ......................................................        $   3,446             $(59,894)
    Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
      Depreciation .........................................................            6,165                5,564
      Amortization of intangibles ..........................................            8,708                8,370
      Amortization of deferred financing fees ..............................              943                  635
      Amortization of unearned compensation ................................              476                  491
      Provision for doubtful accounts ......................................              843                2,115
      Loss (gain) on investments ...........................................              (23)                 214
      Gain on retirement of membership interest ............................          (28,506)                  --
      Cumulative effect of an accounting change - goodwill .................               --               57,960
      Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
        Accounts receivable ................................................           10,559                1,774
        Other receivables ..................................................            1,235               (2,476)
        Inventory ..........................................................              203               21,797
        Accounts payable and accrued liabilities ...........................          (17,153)               2,375
        Income taxes recoverable ...........................................               --               (7,787)
        Accrued membership interest ........................................            2,418                2,500
        Other, net .........................................................           (1,294)              (9,676)
                                                                                    ---------             --------
Net cash provided by (used in) operating activities ........................          (11,980)              23,962

Investing activities:
      Purchases of property, plant and equipment ...........................           (1,099)              (1,105)
      Cash paid for acquisition ............................................             (458)                (676)
                                                                                    ---------             --------
Net cash provided by (used in) investing activities ........................           (1,557)              (1,781)

Financing activities:
      Proceeds from issuance of bonds ......................................          125,000                   --
      Redemption of membership interest ....................................          (88,430)                  --
      Repurchase and retirement of common stock ............................          (28,000)                  --
      Payments on capital lease obligations ................................             (392)                (238)
      Payments on debt obligations .........................................          (12,370)                  --
      Deferred financing costs paid ........................................           (4,744)                  --
      Proceeds from issuance of stock ......................................              607                   77
                                                                                    ---------             --------
Net cash provided by (used in) financing activities ........................           (8,329)                (161)
                                                                                    ---------             --------
Net increase (decrease) in cash and cash equivalents .......................          (21,866)              22,020
Cash and cash equivalents at beginning of period ...........................           98,409                5,337
                                                                                    ---------             --------
Cash and cash equivalents at end of period .................................        $  76,543             $ 27,357
                                                                                    =========             ========

Noncash investing and financing activities:
      Net tangible assets acquired, excluding cash .........................        $     990             $  4,578
      Net liabilities assumed ..............................................           (1,215)             (16,528)
      Intangible assets acquired, including goodwill .......................              683               81,199
      Noncash purchase price, including 5,250,000 shares of common stock
        and fair market value of stock options issued ......................               --              (68,573)
                                                                                    ---------             --------
      Cash paid for acquisition, net of cash acquired ......................        $     458             $    676
                                                                                    =========             ========

Supplemental cash flow information:
      Interest paid during the period ......................................        $     418             $    337
                                                                                    =========             ========
      Income taxes paid during the period ..................................        $      --             $    100
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

                                ARRIS GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

ARRIS Group, Inc., the successor to ANTEC Corporation (together with its consolidated subsidiaries, except as the context otherwise indicates, "ARRIS" or the "Company"), is a global communications technology company, headquartered in Duluth, Georgia. ARRIS specializes in the design and engineering of hybrid fiber-coax architectures and the development and distribution of products for these broadband networks. The Company provides its customers with products and services that enable reliable, high-speed, two-way broadband transmission of video, telephony, and data.

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

In 2002, ARRIS sold the Keptel and Actives product lines, which have been accounted for as discontinued operations in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, these two product lines and historical results have been reclassified accordingly for all periods presented. See further discussion in Note 4 of Notes to the Consolidated Financial Statements.

The consolidated financial statements furnished herein reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements for the periods shown. Additionally, certain prior period amounts have been reclassified to conform to the 2003 financial statement presentation. Interim results of operations are not necessarily indicative of results to be expected from a twelve-month period. These interim financial statements should be read in conjunction with the Company's most recently audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the Company's year ended December 31, 2002, as filed with the United States Securities and Exchange Commission.

NOTE 2. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. This Interpretation provides clarification on the consolidation of certain entities in which equity investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Such entities are defined as variable interest entities ("VIEs"). This Interpretation requires that VIEs be consolidated by the entity considered to be the primary beneficiary of the VIE. The Interpretation is effective immediately for newly created VIEs after January 31, 2003 and effective July 1, 2003 for any VIEs created prior to February 1, 2003. We have evaluated our relationships with potential unconsolidated entities that may meet the consolidation requirements of this Interpretation and we do not believe the adoption will have a material impact on our consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. The Company adopted SFAS No. 148 on January 1, 2003. See Note 2 of Notes to the Consolidated Financial Statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No.

5, 57, and 107 and a rescission of FASB Interpretation No. 34 ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 is applicable to guarantees issued or modified after December 31, 2002 and have not had a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002, and are discussed in Note 4 of Notes to the Consolidated Financial Statements.

NOTE 3. STOCK-BASED COMPENSATION

In December 2002, the Financial Accounting Standards Board, ("FASB") issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company uses the intrinsic value method for valuing its awards of stock options and restricted stock and recording the related compensation expense, if any, in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. No stock-based employee or director compensation cost for stock options is reflected in net income, as all options granted have exercise prices equal to the market value of the underlying common stock on the date of grant. The Company records compensation expense related to its restricted stock awards and director stock units. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock-based employee compensation.

                                                                                   THREE MONTHS ENDED MARCH 31,

                                                                                   2003                2002
                                                                                 --------           ----------
   Net income (loss), as reported .....................................          $  3,446           $  (59,894)
   Add: Stock-based employee compensation included in reported
     net income, net of taxes .........................................               476                  491
   Deduct: Total stock-based employee compensation expense
     determined under fair value based methods for all awards,
     net of taxes ......................................................           (6,915)              (7,434)
                                                                                 --------           ----------
   Net income (loss), pro forma .......................................          $ (2,993)          $  (66,837)
                                                                                 ========           ==========

   Net income (loss) per common share:
     Basic - as reported ..............................................          $   0.04           $    (0.75)
                                                                                 ========           ==========
     Basic - pro forma ................................................          $  (0.04)          $    (0.83)
                                                                                 ========           ==========
     Diluted - as reported ............................................          $   0.04           $    (0.75)
                                                                                 ========           ==========
     Diluted - pro forma ..............................................          $  (0.04)          $    (0.83)
                                                                                 ========           ==========

NOTE 4. GUARANTEES

As discussed in Note 2 of Notes to the Consolidated Financial Statements, in November 2002, the FASB issued FIN 45. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations do not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. As discussed in Note 2 of

Notes to the Consolidated Financial Statements, the adoption of FIN 45 did not have a material impact on the Company's results of operations or financial condition and did not result in any additional liabilities as of March 31, 2003 associated with guarantees covered by this interpretation.

Warranty

ARRIS provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers, the estimated warranty obligation is affected by ongoing product failure rates, material usage and service delivery costs incurred in correcting a product failure as well as specific product class failures outside of ARRIS' baseline experience. If actual product failure rates, material usage or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required. ARRIS evaluates its warranty obligations on a product line basis.

Information regarding the changes in ARRIS' aggregate product warranty liabilities was as follows for the three month period ended March 31, 2003 (in thousands):

Balance, December 31, 2002 ......................................      $ 6,031
Accruals for warranties issued during the period ................           --
Accruals related to pre-existing warranties (including
    changes in estimates) .......................................          114
Settlements made (in cash or in kind) during the period..........         (267)
                                                                       -------
Balance, March 31, 2003 .........................................      $ 5,878
                                                                       =======

NOTE 5. DISCONTINUED OPERATIONS

Upon evaluation and review of the ARRIS product portfolio, the Company concluded that the Keptel product line was not core to its long-term strategy and thus sold the product line on April 24, 2002. Keptel designed and marketed network interface systems and fiber optic cable management products primarily for traditional residential and commercial telecommunications applications. The transaction generated cash proceeds of $30.0 million. Additionally, ARRIS retained a potential earn-out over a twenty-four month period based on the achievement of sales targets. The transaction also included a distribution agreement whereby the Company will continue to distribute Keptel products until April 2005. The Keptel product line generated approximately $7.9 million of revenue for the three months ended March 31, 2002. Total assets of approximately $31.1 million were disposed of, which included inventory, fixed assets, intangibles (formerly classified as goodwill), and other assets. ARRIS incurred approximately $5.0 million of related closure costs, including severance, vendor liabilities, outside consulting fees, and other shutdown expenses. During 2002, a net loss of $6.2 million was recorded in connection with the sale of the Keptel product line. As of March 31, 2003, approximately $1.0 million related to outside consulting fees and $0.1 million related to other shutdown expenses remained in an accrual to be paid. ARRIS expects to complete the remaining payments by the end of 2003.

Upon continued review of ARRIS' product portfolio, the Company sold its Actives product line on November 21, 2002, for net proceeds of $31.8 million. The Actives product line generated approximately $11.3 million of revenue for the three months ended March 31, 2002. Total assets of approximately $20.3 million were disposed of, which included inventory, fixed assets, and other assets attributable to the product line. Additionally, ARRIS incurred approximately $9.3 million of related closure costs, including severance, vendor liabilities, professional fees, and other shutdown expenses. In connection with the sale, the Company recognized a gain of approximately $2.2 million in 2002. As of March 31, 2003, approximately $1.8 million of the proceeds are receivable. As of March 31, 2003, approximately $0.2 million related to severance, $6.5 million related to vendor liabilities, $0.2 million related to professional fees, and $0.5 million related to other shutdown expenses remained in an accrual to be paid. ARRIS expects to complete the remaining payments by the end of 2003.

The Company's Keptel and Actives product lines, as a whole, constituted the majority of its transmission, optical and outside plant product category and qualified as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, the results of these product lines have been reclassified to discontinued operations for all periods presented. The remaining product lines within the transmission, optical and outside plant product category have been reclassified to the supplies and services product category.

Revenues from discontinued operations were $19.2 million for the three months ended March 31, 2002. The net loss from discontinued operations, net of taxes, for the three months ending March 31, 2002 was $(5.4) million. During 2002, the Company recorded a net loss on these disposals of $(4.0) million.

NOTE 6. RESTRUCTURING AND OTHER CHARGES

On October 30, 2002, the Company announced that it would close its office in Andover, Massachusetts, which is primarily a product development and repair facility. The Company decided to close the office in order to reduce operating costs through consolidations of its facilities. The closure affected approximately 75 employees and is expected to be completed during the second quarter of 2003. In connection with these actions, the Company recorded a charge of approximately $7.1 million in the fourth quarter of 2002. Included in this restructuring charge was approximately $2.1 million related to remaining lease payments, $2.7 million of fixed asset write-offs, $2.1 million of severance, and $0.2 million of other costs associated with these actions. As of March 31, 2003, approximately $1.9 million related to lease commitments, $0.5 million related to severance, and $0.2 million related to other costs remained in the restructuring accrual to be paid. ARRIS expects to complete the remaining payments by the second quarter of 2006 (end of lease).

In the fourth quarter of 2001, ARRIS closed a research and development facility in Raleigh, North Carolina and recorded a $4.0 million charge related to severance and other costs associated with closing that facility. This charge included termination expenses of $2.2 million related to the involuntary dismissal of 48 employees, primarily engaged in engineering functions at that facility. Also included in the $4.0 million charge was $0.7 million related to lease commitments, $0.2 million related to the impairment of fixed assets, and $0.9 million related to other shutdown expenses. As of March 31, 2003, approximately $0.6 million related to lease commitments remained in an accrual to be paid. ARRIS expects to complete the remaining payments by the third quarter of 2004 (end of lease).

In the third quarter of 2001, the Company announced a restructuring plan to outsource the functions of most of its manufacturing facilities. This decision to reorganize was due in part to the ongoing weakness in industry spending patterns. The plan entailed the implementation of an expanded manufacturing outsourcing strategy and the related closure of the four factories located in El Paso, Texas and Juarez, Mexico. As a result, the Company recorded restructuring and impairment charges of $66.2 million, of which approximately $50.1 million relates to and is classified in discontinued operations. Included in these charges was approximately $33.7 million related to the write-down of inventories, and remaining warranty and purchase order commitments of which approximately $8.6 million was reflected in cost of goods sold and $25.1 million was reflected in discontinued operations. Additional charges incurred were approximately $5.7 million related to severance and associated personnel costs, $5.9 million related to the impairment of goodwill due to the sale of the power product lines, $14.8 million related to the impairment of fixed assets, and approximately $6.1 million related to lease terminations of factories and office space and other shutdown expenses. Of these charges, approximately $7.5 million is reflected in restructuring expense and $25.0 million is reflected in discontinued operations. The personnel-related costs included termination expenses for the involuntary dismissal of 807 employees, primarily engaged in production and assembly functions performed at the facilities. ARRIS offered terminated employees separation amounts in accordance with the Company's severance policy and provided the employees with specific separation dates. Due to unforeseen delays in exiting the facility after the shutdown, during the fourth quarter of 2002 the Company recorded an additional charge of $2.4 million to discontinued operations. As of March 31, 2003, approximately $0.4 million related to severance and associated personnel costs, and $1.2 million related to lease terminations of factories and office space and other shutdown costs remained in an accrual to be paid. ARRIS expects to complete the remaining payments by the end of 2003.

NOTE 7. INVENTORIES

Inventories are stated at the lower of average, approximating first-in, first-out, cost or market. The components of inventory are as follows (in thousands):

                                                          MARCH 31,         DECEMBER 31,
                                                            2003                 2002
                                                          ---------         ------------
                                                         (UNAUDITED)
      Raw material ...........................            $  6,849             $  3,941
      Finished goods .........................              97,482
                                                                                100,262
                                                          --------             --------
           Total inventories .................            $104,331             $104,203
                                                          ========             ========

NOTE 8. PROPERTY, PLANT AND EQUIPMENT NET

Property, plant and equipment, at cost, consists of the following (in thousands):

                                                          MARCH 31,           DECEMBER 31,
                                                            2003                 2002
                                                          ---------           ------------
                                                         (UNAUDITED)
    Land .....................................            $  1,822             $  1,822
    Building and leasehold improvements ......               7,406                7,295
    Machinery and equipment ..................              66,999               70,233
                                                          --------             --------
                                                            76,227               79,350
    Less: Accumulated depreciation............             (46,017)             (44,810)
                                                          --------             --------
      Total property, plant and equipment,
      net ....................................            $ 30,210             $ 34,540
                                                          ========             ========

NOTE 9. GOODWILL AND INTANGIBLE ASSETS

ARRIS adopted SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. Upon adoption of SFAS No. 142, the Company recorded a goodwill impairment loss of approximately $58.0 million, primarily related to the Keptel product line, based upon management's analysis including an independent valuation. The resulting impairment loss has been recorded as a cumulative effect of a change in accounting principle on the accompanying Consolidated Statements of Operations for the quarter ended March 31, 2002. The valuation was determined using a combination of the income and market approaches on an invested capital basis, which is the market value of equity plus interest-bearing debt. The Company's remaining goodwill was reviewed in the fourth quarter of 2002, and based upon management's analysis including an independent valuation, an impairment charge of $70.2 million was recorded with respect to its supplies and services product category.

The changes in the carrying amount of goodwill for the year ended December 31, 2002 and for the three months ended March 31, 2003 are as follows (in thousands):

       Balance as of December 31, 2001 ..................................            $ 259,062
       Transitional impairment charge ...................................              (57,960)
       Purchase price allocation adjustment - Arris Interactive L.L.C ...                   33
       Goodwill acquired from Cadant, Inc. acquisition ..................               26,339
       Transferred to intangible asset upon adoption of SFAS No. 142 ....               (6,000)
       Goodwill impairment charge, October 1, 2002 ......................              (70,209)
                                                                                     ---------
       Balance as of December 31, 2002 ..................................            $ 151,265
       Purchase price allocation adjustment - Cadant, Inc. ..............                  (12)
                                                                                     ---------
       Balance as of March 31, 2003 .....................................            $ 151,253
                                                                                     =========

The gross carrying amount and accumulated amortization of the Company's intangible assets, other than goodwill, as of March 31, 2003 and December 31, 2002 are as follows (in thousands):

                                                       MARCH 31, 2003                                 DECEMBER 31, 2002
                                         ----------------------------------------        ----------------------------------------
                                          GROSS        ACCUMULATED       NET BOOK         GROSS        ACCUMULATED       NET BOOK
                                          AMOUNT       AMORTIZATION        VALUE          AMOUNT       AMORTIZATION        VALUE
                                         --------      ------------      --------        --------      ------------      --------
 Existing technology acquired:
     Arris Interactive L.L.C ....        $ 51,500        $(28,470)        $23,030        $ 51,500        $(24,178)        $27,322
     Cadant, Inc. ...............          53,000         (21,744)         31,256          53,000         (17,328)         35,672
     Atoga Systems ..............             659              --             659              --              --              --
Pension asset ...................           1,849              --           1,849           1,849              --           1,849
                                         --------        --------         -------        --------        --------         -------

     Total ......................        $107,008        $(50,214)        $56,794        $106,349        $(41,506)        $64,843
                                         ========        ========         =======        ========        ========         =======

Amortization expense recorded on the intangible assets listed in the above table for the three months ended March 31, 2003 and 2002 was $8.7 million and $8.4 million, respectively. The estimated total amortization expense for each of the next five fiscal years is as follows (in thousands):

                    2003 ...            $34,998
                    2004 ...            $28,041
                    2005 ...            $   559
                    2006 ...            $    55
                    2007 ...            $    --

NOTE 10. LONG TERM DEBT, CAPITAL LEASE OBLIGATIONS AND MEMBERSHIP INTEREST

Long term debt, capital lease obligations and membership interest consist of the following (in thousands):

                                                                                  MARCH 31,            DECEMBER 31,
                                                                                    2003                   2002
                                                                                  ---------            ------------
                                                                                 (UNAUDITED)
     Capital lease obligations                                                    $   1,752             $   1,278
     Equipment loan                                                                     246                    --
     Membership interest -Nortel Networks                                                --               114,518
     4.5% Convertible Subordinated Notes due 2003                                    11,537                23,887
     4.5% Convertible Subordinated Notes due 2008                                   125,000                    --
                                                                                  ---------             ---------
       Total debt, capital lease obligations and membership interest                138,535               139,683
       Less current portion                                                         (13,170)              (25,007)
                                                                                  ---------             ---------
       Total long term debt, capital lease obligations and membership interest    $ 125,365             $ 114,676
                                                                                  =========             =========

On March 18, 2003, the Company issued $125.0 million of 4-1/2% Convertible Subordinated Notes due 2008 ("Notes due 2008"). The Notes due 2008 are convertible, at the option of the holder, at any time prior to maturity, into the Company's common stock at a conversion price of $5.00 per share, subject to adjustment. The Notes due 2008 will pay interest semi-annually, based on an annual rate of 4-1/2%, on March 15 and September 15 of each year, commencing September 15, 2003. The Company used approximately $88.4 million of the proceeds from the issuance, including the reduction in the forgiveness of the Class B membership interest, to redeem the Class B membership interest in Arris Interactive held by Nortel Networks resulting in a gain of approximately $28.5 million, recorded in operations in accordance with SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. On March 24, 2003, the Company used approximately $28.0 million of the proceeds of the issuance to repurchase and retire 8 million shares of its common stock held by Nortel Networks at a discount. The Company expects to use the remaining proceeds for general corporate purposes. As of March 31, 2003, there were $125.0 million of the Notes due 2008 outstanding.

In 1998, the Company issued $115.0 million of 4-1/2% Convertible Subordinated Notes due May 15, 2003 ("Notes due 2003"). The Notes due 2003 are convertible, at the option of the holder, at any time prior to maturity, into the Company's common stock at a conversion price of $24.00 per share. In 2002, ARRIS exchanged 1,593,789 shares of its common stock for approximately $15.4 million of the Notes due 2003. Additionally, the Company redeemed $12.4 million and $75.7 million of the Notes due 2003 in 2003 and 2002, respectively, using cash. As of March 31, 2003, there were approximately $11.5 million of the Notes due 2003 outstanding and will be redeemed on or prior to the due date of May 15, 2003.

The Company's existing bank indebtedness, as subsequently amended, is an asset-based revolving credit facility (the "Credit Facility") permitting the Company to borrow up to $115.0 million (which can be increased under certain conditions by up to $25.0 million), based upon availability under a borrowing base calculation. In general, the borrowing base is limited to 85% of net eligible receivables (with a cap of $5.0 million in relation to foreign receivables), subject to a reserve of $10.0 million. In addition, upon obtaining appropriate asset appraisals the Company may include in the borrowing base calculation 80% of the orderly liquidation value of net eligible inventory (not to exceed $60.0 million). The Credit Facility contains traditional financial covenants, including fixed charge coverage, senior debt leverage, minimum net worth, and minimum inventory turns ratios. The Credit Facility was amended in January 2003 to provide that the minimum net worth covenant applied only to the period prior to December 31, 2002.

On March 11, 2003, ARRIS amended its credit facility to permit the Company to issue up to $125.0 million of the Notes due 2008, to use the proceeds of such notes to redeem the Class B membership interest in Arris Interactive held by Nortel Networks and to purchase shares of the ARRIS common stock held by Nortel Networks, subject to certain limitations. The amendment also reduced the revolving loan commitments by $10.0 million to $115.0 million. The facility is secured by substantially all of the Company's assets. The Credit Facility has a maturity date of August 3, 2004. The commitment fee on unused borrowings is 0.75%. The availability under the Credit Facility at March 31, 2003 was approximately $17.1 million, and the Company had no borrowings under the facility.

In connection with the acquisition of Arris Interactive in August 2001, Nortel Networks exchanged its remaining ownership interest in Arris Interactive for 37 million shares of ARRIS common stock and a subordinated redeemable Class B membership interest in Arris Interactive with a face amount of $100.0 million. The Class B membership interest earned an accreting non-cash return of 10% per annum, compounded annually, and was redeemable in approximately four quarterly installments commencing February 3, 2002, provided that certain availability and other tests are met under the Company's Credit Facility. Those tests were not met. In June 2002, ARRIS entered into an option agreement with Nortel Networks that permitted ARRIS to redeem the Class B membership interest in Arris Interactive at a discount of 21% prior to June 30, 2003. To further induce the Company to redeem the Class B membership interest, Nortel Networks offered to forgive approximately $5.9 million of the amount owed Nortel Networks if ARRIS redeemed it prior to March 31, 2003. The Company used approximately $88.4 million of the proceeds, including the reduction in the forgiveness of the Class B membership interest, of the March 2003 offering of its 4-1/2% the Notes due 2008 to redeem the Class B membership interest at a discount resulting in a gain of approximately $28.5 million, recorded in operations in accordance with SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.

In conjunction with the acquisition of Cadant, Inc. and Atoga Systems, the Company assumed capital lease obligations and an equipment loan related to machinery and equipment. The leases require future rental payments until 2005. The balance of the capital lease obligations and equipment loan at March 31, 2003 was approximately $1.8 million and $0.2 million, respectively.

ARRIS has not paid cash dividends on its common stock since its inception. The Company's credit agreement contains covenants that prohibit them from paying such dividends. In 2002, to implement its shareholder rights plan, the Company's board of directors declared a dividend consisting of one right for each share of its common stock outstanding. Each right represents the right to purchase one one-thousandth of a share of its Series A Participating Preferred Stock and becomes exercisable only if a person or group acquires beneficial ownership of 15% or more of its common stock or announces a tender or exchange offer for 15% or more of its common stock or under other similar circumstances.

NOTE 11. COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) for the three-month periods ended March 31, 2003 and 2002 was $3.7 million and $(60.2) million, respectively. Such comprehensive loss, which is recorded as a separate component of stockholders' equity, is related to cumulative translation adjustments and unrealized holding losses on marketable securities.

NOTE 12. SALES INFORMATION

A significant portion of ARRIS' revenue is derived from sales to Cox Communications and Comcast (including AT&T Broadband). Sales to these two customers for the three-month periods ended March 31, 2003 and 2002 are set forth below (in thousands):

                                                                    THREE MONTHS ENDED MARCH 31,
                                                                  -------------------------------
                                                                    2003                   2002
                                                                  ---------             ---------
                Cox Communications ...................            $  25,122             $  32,667
                % of sales ...........................                 27.5%                 18.9%

                Comcast (including AT&T Broadband) ...            $  23,804             $  48,024
                % of sales ...........................                 26.1%                 27.9%

In the fourth quarter of 2002, Comcast completed its purchase of AT&T Broadband. AT&T Broadband was the Company's largest customer in terms of revenues in the first three quarters of 2002. AT&T Broadband, with the deployment of telephony as part of its core strategy, had been using ARRIS' constant bit rate products in many of its major markets. Comcast has announced that its initial priority after its acquisition of AT&T Broadband will be to emphasize video and high-speed data operations and focus on improving the profitability of its telephony operations at the expense of subscriber growth. As a result, the Company's sales of CBR products to Comcast decreased significantly in the first quarter of 2003.

ARRIS operates globally and offers products and services that are sold to cable system operators and telecommunications providers. ARRIS' products and services are focused in two product categories instead of the previous three categories:
Broadband, and Supplies and Services. As a result of the sale of the Company's Keptel and Actives product lines in 2002, revenues from the remaining product lines within the former Transmission, Optical, and Outside Plant product category are now reported with the Supplies and Services product category. All prior period revenues have been aggregated to conform to the new product categories. Consolidated revenues by principal products and services for the three-month periods ended March 31, 2003 and 2002 were as follows (in thousands):

                                                                 SUPPLIES &
                                              BROADBAND           SERVICES            TOTAL
                                              ---------          ----------          --------
                Quarterly sales
                March 31, 2003 ...            $ 61,656            $29,687            $ 91,343
                March 31, 2002 ...            $114,182            $58,215            $172,397

The Company sells its products primarily in the United States with its international revenue being generated from Asia Pacific, Europe, Latin America and Canada. The Asia Pacific market primarily includes China, Hong Kong, Japan, Korea, and Singapore. The European market primarily includes Austria, Germany, France, Netherlands, Poland, Portugal, Romania, Spain, and Switzerland. The Latin American market primarily includes Argentina, the Bahamas, Chile, Colombia, Mexico, and Puerto Rico. Sales to international customers were approximately 20.5%, and 25.7% of total sales for the periods ended March 31, 2003 and 2002, respectively. Sales for the periods ended March 31, 2003 and 2002 are as follows (in thousands):

                                                                            THREE MONTHS ENDED MARCH 31,
                                                                            ---------------------------
                                                                             2003                2002
                                                                            -------            --------
               International region
                    Asia Pacific ...............................            $ 5,368            $ 11,141
                    Europe .....................................              9,068              28,312
                    Latin America ..............................              1,332               2,899
                    Canada .....................................              2,948               1,909
                                                                            -------            --------
                                   Total international sales ...             18,716              44,261
                                   Total domestic sales ........             72,627             128,136
                                                                            -------            --------
                                   Total sales .................            $91,343            $172,397
                                                                            =======            ========

Total identifiable international assets were immaterial.

NOTE 13. EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the periods indicated (in thousands except per share data):

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                           ---------------------------
                                                                            2003                2002
                                                                           -------            --------
               Basic:
                 Income (loss) from continuing operations .....            $ 3,446            $  3,443
                 Income (loss) from discontinued operations ...                 --              (5,377)
                 Cumulative effect of an accounting change ....                 --             (57,960)
                                                                           -------            --------
                   Net income (loss) ..........................            $ 3,446            $(59,894)
                                                                           =======            ========
                   Weighted average shares outstanding ........             82,068              80,258
                                                                           =======            ========
                   Basic earnings (loss) per share ............            $  0.04            $  (0.75)
                                                                           =======            ========

               Diluted:
                 Income (loss) from continuing operations .....            $ 3,446            $  3,443
                 Income (loss) from discontinued operations ...                 --              (5,377)
                 Cumulative effect of an accounting change ....                 --             (57,960)
                                                                           -------            --------
                   Net income (loss) ..........................            $ 3,446            $(59,894)
                                                                           =======            ========
                   Weighted average shares outstanding ........             82,068              80,258
                   Net effect of dilutive stock options .......              1,534                  --
                                                                           -------            --------
                        Total .................................             83,602              80,258
                                                                           =======            ========
                        Diluted earnings (loss) per share .....            $  0.04            $  (0.75)
                                                                           =======            ========

The 4-1/2% convertible subordinated notes were antidilutive for both periods presented. The effects of the options and warrants were not presented for the three-month period ended March 31, 2002 as the Company incurred a net loss during that period and inclusion of these securities would be antidilutive.

NOTE 14. BUSINESS ACQUISITIONS

ACQUISITION OF ATOGA SYSTEMS

On March 21, 2003, ARRIS purchased certain assets of Atoga Systems, a Fremont, California-based developer of optical transport systems for metropolitan area networks. The Company decided to undertake this transaction because it expands its existing broadband product portfolio and is anticipated to have a positive impact on future results of the Company over the long-term. Under the terms of the agreement, ARRIS obtained certain inventory, fixed assets, and existing technology in exchange for approximately $0.4 million of cash and the assumption of certain lease obligations. Further, the Company retained 28 employees and issued a total of 500,000 shares of restricted stock to those employees.

The following is a summary of the preliminary purchase price allocation to record ARRIS' purchase price of the assets and certain liabilities of Atoga Systems. The purchase price was equal to the net tangible and intangible assets acquired. The final allocation of the purchase price will be determined after completion of thorough analyses to identify and determine the fair values of Atoga Systems' tangible and identifiable intangible assets and liabilities as of the date the transaction was completed.

                                                                                                 (IN THOUSANDS)
                         Cash paid to Atoga Systems .............................                    $  434
                         Acquisition costs (legal fees) .........................                        --
                         Assumption of certain liabilities of Atoga Systems .....                     1,215
                                                                                                     ------
                           Adjusted preliminary purchase price ..................                    $1,649
                                                                                                     ======
                         Allocation of purchase price:
                           Net tangible assets acquired .........................                    $  990

                           Existing technology (to be amortized over 3 years) ...                       659
                                                                                                     ------
                           Total allocated preliminary purchase price ...........                    $1,649
                                                                                                     ======

ACQUISITION OF CADANT, INC.

On January 8, 2002, ARRIS completed the acquisition of all of the assets of Cadant, Inc., a privately held designer and manufacturer of next generation Cable Modem Termination Systems ("CMTS"). The Company decided to complete this transaction because it provides significant product and technology extensions in Broadband and would have a positive impact on future results of the Company. As a part of this transaction:

         - ARRIS issued 5.25 million shares of ARRIS common stock for the purchase of substantially all of Cadant's assets and certain liabilities.

         - ARRIS agreed to pay up to 2.0 million shares based upon future sales of the CMTS product through January 8, 2003. These targets were not met as of January 8, 2003, and therefore, no further shares were issued.

The following is a summary of the purchase price allocation to record ARRIS' purchase price of the assets and certain liabilities of Cadant, Inc. for 5,250,000 shares of ARRIS Group, Inc. common stock based on the average closing price of ARRIS' common stock for 5 days prior and 5 days after the date of the transaction as quoted on the Nasdaq National Market System. The excess of the purchase price over the fair value of the net tangible and intangible assets acquired has been allocated to goodwill.

                                                                                                (IN THOUSANDS)
                         5,250,000 shares of ARRIS Group, Inc.'s $0.01 par value
                           common stock at $10.631 per common share ....................            $55,813
                         Acquisition costs (banking fees, legal and accounting fees,
                           printing costs) .............................................                898
                         Fair value of stock options to Cadant, Inc. employees .........             12,760
                         Assumption of certain liabilities of Cadant, Inc. .............             14,919
                                                                                                    -------
                           Adjusted purchase price .....................................            $84,390
                                                                                                    =======
                         Allocation of Purchase Price:
                           Net tangible assets acquired ................................            $ 5,063
                           Existing technology (to be amortized over 3 years) ..........             53,000
                           Goodwill (not deductible for income tax purposes) ...........             26,327
                                                                                                    -------
                           Total allocated purchase price ..............................            $84,390
                                                                                                    =======

SUPPLEMENTAL PRO FORMA INFORMATION

Presented below is summary unaudited pro forma combined financial information for the Company, Atoga Systems, and Cadant, Inc. to give effect to the transactions. This summary unaudited pro forma combined financial information is derived from the historical financial statements of the Company, Atoga Systems, and Cadant, Inc. This information assumes the transaction was consummated at the beginning of the applicable period. This information is presented for illustrative purposes only and does not purport to represent what the financial position or results of operations of the Company, Atoga Systems, and Cadant, Inc., or the combined entity would actually have been had the transaction occurred at the applicable dates, or to project the Company's, Atoga Systems', and Cadant, Inc.'s, or the combined entity's results of operations for any future period or date. The actual results of Atoga Systems are included in the Company's operations from March 21, 2003 to March 31, 2003. The actual results of Cadant, Inc. are included in the Company's operations from January 8, 2002 to March 31, 2003.

                                                                                           (UNAUDITED)
                                                                                       THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                  ------------------------------
                                                                                    2003                  2002
                                                                                  --------             ---------
                                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
   Net sales .........................................................            $ 91,343             $ 172,397
   Gross profit ......................................................              24,744                58,231
   Operating income (loss) ...........................................             (23,053)               (2,590)
   Income (loss) before income taxes .................................               1,839                (8,710)
   Income (loss) from continuing operations ..........................               1,839                (1,910)
   Income (loss) from discontinued operations ........................                  --                (5,377)
   Net income (loss) before cumulative effect of accounting change ...               1,839                (7,287)
   Net income (loss) .................................................            $  1,839             $ (65,247)
                                                                                  ========             =========
   Net income (loss) per common share:
     Basic and diluted ...............................................            $   0.02             $   (0.81)
                                                                                  ========             =========
   Weighted average common shares:
     Basic and diluted ...............................................              83,602                80,373
                                                                                  ========            ==========

The following table represents the amount assigned to each major asset and liability caption of Atoga Systems as of March 21, 2003 and Cadant, Inc. as of January 8, 2002, as adjusted:

                                                                                     AS OF ACQUISITION DATE
                                                                                          (IN THOUSANDS)
                                                                                ---------------------------------
                                                                                ATOGA SYSTEMS        CADANT, INC.
                                                                                -------------        ------------
                 Total current assets ..........................                    $  330               $   782
                 Property, plant and equipment, net ............                    $  660               $ 4,281
                 Goodwill ......................................                    $   --               $26,327
                 Intangible assets .............................                    $  659               $53,000
                 Total assets ..................................                    $1,649               $84,390
                 Total current and long-term liabilities .......                    $1,649               $14,919
                 Total liabilities and membership interest .....                    $1,649               $14,919
                 Total stockholders' equity ....................                    $   --               $    --

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Set forth below is a more detailed description of how our business performed during the three-month period ending March 31, 2003 as compared to the same period in 2002. During the past two years, we have significantly changed our business through acquisitions, product line rationalizations and cost reduction actions, allowing us to focus on our long-term business strategy. As a result of our acquisitions and dispositions, our business has changed significantly and our historical results of operations will not be as indicative of future results of operations as they otherwise might suggest. Some of these differences are discussed below.

CAPITAL STRUCTURE ACTIONS

Notes due 2008. On March 18, 2003, we issued $125.0 million of 4-1/2% convertible subordinated notes due March 15, 2008 under Rule 144A. These notes are convertible at the option of the holder into our common stock at $5.00 per share, subject to adjustment. We are entitled to call the notes for redemption at any time, subject to our making a "make whole" payment if we call them for redemption prior to March 15, 2006. In addition, we are required to repurchase the notes in the event of a "change in control."

We used approximately $88.4 million of the proceeds, including the reduction in the forgiveness of the Class B membership interest, of the notes issuance to redeem the entire Class B membership interest in Arris Interactive held by Nortel Networks. We used approximately $28.0 million of the proceeds of the issuance to repurchase and retire 8 million shares of our common stock held by Nortel Networks at a discount. We will use the remaining proceeds for general corporate purposes.

Credit Facility. On several occasions during 2002 we modified our credit facility in order to allow us to use existing cash reserves and proceeds of asset sales to purchase or redeem our outstanding 4-1/2% convertible subordinated notes due 2003. These modifications imposed certain conditions on the use of such cash to purchase or redeem additional notes. On March 11, 2003, we amended the credit facility to permit us to issue up to $125.0 million of new convertible subordinated notes due 2008 and to use the proceeds of the new notes to redeem the Class B membership interest in Arris Interactive held by Nortel Networks and to purchase shares of the our common stock held by Nortel Networks, subject to certain limitations. The amendment also reduced the revolving loan commitments to $115.0 million.

Membership Interest. In connection with the acquisition of Arris Interactive in August 2001, Nortel Networks exchanged its remaining ownership interest in Arris Interactive for 37 million shares of our common stock and a subordinated redeemable Class B membership interest in Arris Interactive with a face amount of $100.0 million. The Class B membership interest earned an accreting non-cash return of 10% per annum, compounded annually, and was redeemable in approximately four quarterly installments commencing February 3, 2002, provided that certain availability and other tests are met under our revolving credit facility. Those tests were not met. The balance of the Class B membership interest as of December 31, 2002 was approximately $114.5 million. In June 2002, we entered into an option agreement with Nortel Networks that permitted us to redeem the Class B membership interest in Arris Interactive at a discount of 21% prior to June 30, 2003. To further induce us to redeem the Class B membership interest, Nortel Networks offered to forgive an additional $5.9 million of the amount owed Nortel Networks if we redeemed it prior to March 31, 2003. We used approximately $88.4 million of the proceeds of the March 2003 convertible note offering to redeem the entire Class B membership interest.

Notes due 2003. In May 1998, we issued $115.0 million of 4-1/2% convertible subordinated notes due May 15, 2003. In 2002, we retired $91.1 million of these notes through cash repurchases and exchanges for our common stock. During the first quarter 2003, we repurchased an additional $12.4 million of the notes, leaving $11.5 million to retire at maturity on May 15, 2003.

Common Stock. Of the 37 million shares of our common stock that Nortel Networks received in 2001, it sold 15 million in a registered public offering in June 2002. In order to reduce its holdings further, in March 2003 Nortel Networks granted us an option to purchase up to 16 million shares at a 10% discount to market, subject to a minimum purchase price of $3.50 per share for 8 million shares and $4.00 per share for the remainder. In addition, to the extent that we purchased shares at a price of less than $4.00 per share, we were obligated to return to Nortel Networks a portion of the return that was forgiven with respect to the Class B membership interest, up to a maximum of $2.0 million. Pursuant to this option, on March 24, 2003, we purchased 8 million shares for an aggregate purchase price of $28.0 million. Contemporaneously with this transaction, we paid Nortel Networks $2.0 million, which represented the reduction in the forgiveness of the Class B membership interest. We have not decided when or whether we will exercise the option to repurchase the remaining 8 million shares offered by Nortel Networks under the option, which will expire June 30, 2003.

Amendment to Investor Rights Agreement. In connection with the sale of shares of our common stock by Nortel Networks in June 2002, effective September 30, 2002, we agreed to relax certain restrictions in the Investor Rights Agreement governing Nortel Networks' ownership and disposition of our stock that will make it easier for Nortel Networks to sell its remaining shares of our stock. Additionally, Nortel Networks and Liberty Media (our other large shareholder), entered into a "standstill" agreement under which each of them has agreed that it will not exercise its registration rights or, except under certain circumstances, sell any shares of our common stock until July 31, 2003, unless prior to then we both redeem 66% of the original principal amount of our outstanding 4-1/2% convertible subordinated notes due 2003 and repurchase at least 66% of Nortel Networks' Class B membership interest, in which case the restrictions expire 30 days after the later of those two events. As a result of the repurchase of the Class B membership interest, those restrictions expired on April 17, 2003.

In connection with the issuance of 4-1/2% convertible subordinated notes due 2008, each of Nortel Networks and Liberty Media entered into a standstill agreement with CIBC World Markets Corp., the initial purchaser of the notes. Under these agreements, Nortel Networks and Liberty Media may not, without the prior written consent of CIBC World Markets Corp., sell any shares of our common stock or exercise any registration rights until on or after June 10, 2003, except that Nortel Networks may require us to register up to 6,000,000 shares of common stock.

PRODUCT PORTFOLIO ACTIONS

Acquisition of Atoga Systems

On March 21, 2003, we purchased certain assets of Atoga Systems, a Fremont, California-based developer of optical transport systems for metropolitan area networks. Under the terms of the agreement, we obtained certain inventory, fixed assets, and intellectual property in consideration for approximately $0.4 million of cash and the assumption of certain obligations. Further, we retained 28 employees and issued a total of 500,000 shares of restricted stock to those employees. We anticipate the transaction to be slightly dilutive to our earnings per share in 2003.

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

Sale of Actives Product Line

On November 21, 2002, we sold our Actives product line, excluding receivables and payables, for $31.8 million in net proceeds. The agreement provided for the transfer of inventory and equipment attributable to the product lines, plus the transfer of approximately 34 employees. The Actives product line had approximately $11.3 million of revenue for the three months ended March 31, 2002. Total assets of approximately $20.3 million were disposed of, which included inventory, fixed assets, and other assets attributable to the product line. Additionally, we incurred approximately $9.3 million of related closure costs, including severance, vendor liabilities, professional fees, and other shutdown expenses. In connection with the sale, we recognized a gain of approximately $2.2 million.

Sale of Keptel Product Line

On April 24, 2002, we sold our Keptel product line. Keptel designed and marketed network interface systems and fiber optic cable management products primarily for traditional telecommunications residential and commercial applications. The transaction generated cash proceeds of $30.0 million. Additionally, we retained a potential earnout over a twenty-four month period based on sales achievements. The transaction also includes a distribution agreement whereby we will continue to distribute Keptel products. The Keptel product line had approximately $6.3 million of revenue for the three months ended March 31, 2002. Total assets of approximately $31.1 million were disposed of, which included inventory, fixed assets, intangibles (formerly classified as goodwill), and other assets. We incurred approximately $5.0 million of related closure costs, including severance, vendor liabilities, outside consulting fees, and other shutdown expenses. The net result of the transaction was a loss on the sale of the product line of approximately $6.2 million.

COST REDUCTION ACTIONS

During 2001 and 2002, we implemented significant cost reduction actions. In the third quarter of 2001, we concluded that it would be more cost effective to outsource manufacturing of our Actives and Keptel product lines. This resulted in the closure of four factories in Juarez, Mexico and El Paso, Texas. In conjunction with the purchase of Cadant, we closed our facility in Raleigh, North Carolina. The Raleigh location was a development facility where duplicative work to that being done by the Cadant organization was being performed. In 2001 and 2002, we continuously reviewed our cost structure with the goal of improving both our effectiveness and efficiency of operations. As a result, in October 2002, we announced the closure of our development and repair facility in Andover, Massachusetts and implemented other expense reduction actions including general reductions in force. These actions were, in part, facilitated by the simplification of our business model as a result of the closure of factories and product line rationalizations.

INDUSTRY CONDITIONS

Our performance is largely dependent on capital spending for constructing, rebuilding, maintaining and upgrading broadband communications systems. After a period of intense consolidation and rapid capital expenditures within the industry through the fourth quarter of 2000, there was a tightening of credit availability throughout the telecommunications industry and a broad-based and severe drop in market capitalization for the sector. This caused broadband system operators to become more cautious in their capital spending, adversely affecting us and other equipment providers.

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

In addition, as of May 12, 2003, Cabovisao, a Portugal-based customer owed us approximately 18.6 million euros in accounts receivable, a substantial portion of which was past due. This customer accounted for approximately 6% of our sales in 2002. On October 17, 2002, the parent company of Cabovisao, CSii, issued an announcement that suggested it may have difficulty in accessing or refinancing its senior credit facility in the future. On March 1, 2003, CSii announced that it had formed a special committee of its board of directors to review and evaluate alternatives to meet the financial needs of CSii and Cabovisao, including: debt restructuring, recapitalization, capital infusion and court supervised restructuring. On May 7, 2003, CSii announced that it had obtained an extension of the maturity date of its credit facility to May 28, 2003, and that it was continuing negotiations with respect to a long term financing solution. We are uncertain what effect, if any, these developments will have on our existing accounts receivable or future relationship with Cabovisao.

Further, in the fourth quarter of 2002 Comcast completed its purchase of AT&T Broadband. Historically, AT&T Broadband has been our largest customer. AT&T Broadband, with the deployment of telephony as part of its core strategy, had been using our CBR products in many of its major markets. Comcast has announced that its initial priority after its acquisition of AT&T Broadband will be to emphasize video and high-speed data operations and focus on improving the profitability of its telephony operations at the expense of subscriber growth. As a result, we experienced a significant decline in sales of our CBR telephony product to Comcast in the fourth quarter of 2002, which has continued into 2003. On June 27, 2002, Comcast announced that it had chosen us to provide an initial DOCSIS 1.1 C4 CMTS to be installed at the headend of a Comcast cable system in the Philadelphia area. On January 13, 2003, we announced that Comcast had ordered an additional fifty C4 CMTS chassis for immediate data service deployment.

SIGNIFICANT CUSTOMERS

A significant portion of ARRIS' revenue is derived from sales to Cox Communications and Comcast (including AT&T Broadband). Sales to these two customers for the three-month periods ended March 31, 2003 and 2002 were as follows (in thousands):

                                                             THREE MONTHS ENDED MARCH 31
                                                             ---------------------------
                                                               2003               2002
                                                             -------            --------
           Cox Communications ...................            $25,122            $32,667
           % of sales ...........................               27.5%              18.9%

           Comcast (including AT&T Broadband) ...            $23,804            $48,024
           % of sales ...........................               26.1%              27.9%

As described above, we have uncertainties surrounding our future transactions with Adelphia and Cabovisao. Sales to these two customers for the three-month periods ended March 31, 2003 and 2002 were as follows (in thousands):

                                                             THREE MONTHS ENDED MARCH 31
                                                             ---------------------------
                                                              2003                2002
                                                             ------             --------
           Adelphia Communications ..............            $2,821             $16,039
           % of sales ...........................               3.1%                9.3%

           Cabovisao ............................            $  510             $17,562
           % of sales ...........................               0.6%               10.2%

COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

As the sale of our Actives and Keptel product lines in 2002 represented a majority of the transmission, optical and outside plant product category, we have reclassified the results of these product lines to discontinued operations for all periods presented in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the

Impairment or Disposal of Long-Lived Assets. Our products and services are summarized in the following two product categories, broadband, and supplies and services, instead of the previous three categories. The balance of the product lines previously reported in the former transmission, optical and outside plant product category have been combined with our supplies and services product category. All prior period amounts have been aggregated to conform to the new product categories.

Net Sales. ARRIS' sales for the first quarter 2003 decreased by $81.1 million or 47.0% to $91.3 million, as compared to the first quarter 2002 sales of $172.4 million.

- Broadband product revenues decreased by approximately $52.5 million or 46.0% to $61.7 million in the first quarter 2003, as compared to revenues of $114.2 million during the same quarter in 2002. Broadband product revenue accounted for approximately 67.5% of the first quarter 2003 sales, as compared to 66.2% during the same period in 2002. The significant decrease in broadband product revenue is the result of several factors:

         o Sales to Comcast (including AT&T Broadband) for constant bit rate telephony products declined by approximately $29.6 million. AT&T Broadband had been our largest customer of constant bit rate telephony products. In the fourth quarter 2002, Comcast completed its purchase of AT&T Broadband. Comcast has announced that its initial priority after its acquisition of AT&T Broadband will be to emphasize video and high-speed data operations and focus on improving the profitability of its telephony operations at the expense of subscriber growth. As a result, our sales of CBR products to Comcast have decreased significantly in the first quarter of 2003.

         o Sales internationally declined by $24.8 million. A significant portion of this decline is attributable to the reduced purchases by Cabovisao. Sales to this customer decreased by approximately $17.1 million quarter over quarter.

         o Offsetting the above decreases were increases in sales of our Cadant C4 CMTS product line. Sales of this product line during the first quarter 2003, while higher than the first quarter 2002, were hindered by manufacturing and component availability issues.

- Supplies and services product revenue decreased by approximately $28.5 million or 49.0% to $29.7 million in the first quarter 2003 as compared to sales of $58.2 million in the first quarter 2002. Supplies and services product revenue accounted for approximately 32.5% of the first quarter 2003 sales, as compared to 33.8% during the same period in 2002. The bankruptcy filing by Adelphia and the resulting reduced sales to Adelphia accounted for approximately $8.6 million or 30.1% of the overall decrease in supplies and services product revenue quarter over quarter. Furthermore, revenues during 2003 were reduced due to weather-related issues regionally during the first quarter, causing disruptions of shipments.

International sales decreased by approximately $25.5 million or 57.7% to $18.7 million for the three months ended March 31, 2003, as compared to sales of $44.3 million during the same quarter in 2002. International revenue for the first quarter 2003 represented approximately 20.5% of our total revenue for the quarter. This compares to international revenue of 25.7% of our total revenue for the first quarter 2002. The reduced level of international business is reflective of the tight capital spending market, coupled with the specific situation with Cabovisao, primarily its financing difficulties, as previously discussed. Cabovisao accounted for approximately $17.1 million or 66.8% of the decrease in international revenues. We have halted shipments to Cabovisao until its refinancing status is clarified.

Gross Profit. Gross profit decreased by $33.5 million or 57.5% to $24.7 million in the first quarter 2003, as compared to $58.2 million in the first quarter 2002. Gross profit margins for the quarter ended March 31, 2003 decreased approximately 6.7 percentage points to 27.1% as compared to 33.8% for the first three months of 2002. This reduction in gross margin reflects two primary factors:

- The reduced sales volume in the first quarter 2003, as compared to the first quarter 2002, provided a lower base to cover our fixed manufacturing costs leading to a reduction in our gross margin percentage.

- Our gross margin within the broadband product category declined as a result of a shift in product mix. Specifically, we sold less constant bit rate headend equipment in the first quarter 2003 as compared to the first quarter 2002.

Selling, General, Administrative and Development ("SGA&D") Expenses. SGA&D expenses decreased by approximately $10.0 million or 21.1% to $37.2 million during the first quarter 2003 from $47.2 million during the first quarter 2002. SGA&D expenses for 2003 included a charge of approximately $2.2 million related to the write-off of customer-relations software. SGA&D expenses for 2002 included approximately $2.3 million of severance costs related to workforce reductions. The elimination of the Nortel Networks' agency fee in 2003 accounted for approximately $4.2 million of the quarter-over-quarter decrease. The agreement with Nortel Networks for international agency fees terminated in December 2002. The remaining decrease was a result of the reduced headcount levels and aggressive operating expense management, resulting in significant reductions in expenses. However, although overall operating expenses remained well controlled, we continued to invest in research and development. R&D expenditures for the first quarter 2003 were approximately $13.2 million, as compared to $16.4 million for the first quarter 2002.

Restructuring and Impairment Charges. In the first quarter of 2003, ARRIS evaluated the restructuring accruals related to previously closed facilities within our broadband product category. Upon final review, we recorded an additional restructuring charge of $0.3 million during the quarter as a result of a change to the initial estimates used. During the first quarter 2002, no restructuring charges were recorded.

Amortization of Intangibles. Intangibles amortization expense for the three-month periods ended March 31, 2003 and 2002 was $8.7 million and $8.4 million, respectively. The majority of our intangibles represent existing technology acquired as a result of the Arris Interactive L.L.C. acquisition in the third quarter 2001, the Cadant, Inc. acquisition in the first quarter 2002, and the Atoga Systems' acquisition in the first quarter 2003.

Interest Expense. Interest expense for the quarters ended March 31, 2003 and 2002 was $1.7 million and $2.3 million, respectively. Interest expense for both periods reflects the cost of borrowings on our revolving line of credit, amortization of deferred finance fees, and the interest paid on the 4-1/2% convertible subordinated notes due 2003. As of March 31, 2003 and 2002, we did not have a balance outstanding under our credit facility. The balance of our outstanding convertible subordinated notes was approximately $11.5 million at March 31, 2003, as compared to $115.0 million outstanding as of March 31, 2002.

Membership Interest Expense. In conjunction with the acquisition of Arris Interactive L.L.C., we issued to Nortel Networks a subordinated redeemable Class B membership interest in Arris Interactive with a face amount of $100.0 million. This membership interest earned a return of 10% per annum, compounded annually. For the three-month periods ended March 31, 2003 and 2002, we recorded membership interest expense of $2.4 million and $2.5 million, respectively. During the first quarter 2003, we redeemed the entire Class B membership interest in Arris Interactive held by Nortel Networks, at a discount, and, therefore, the membership interest will cease.

Gain on Membership Interest Retirement. During the first quarter 2003, ARRIS redeemed the entire Class B membership interest in Arris Interactive held by Nortel Networks for approximately $88.4 million. This discounted redemption resulted in a gain of approximately $28.5 million.

Loss (Gain) on Investments. We hold certain investments in the common stock of publicly traded companies totaling approximately $0.2 million and $0.6 million at March 31, 2003 and 2002, respectively, which are classified as trading securities. Changes in the market value of these securities and gains or losses on related sales of these securities are recognized in income and resulted in a pre-tax gain of approximately $(23,000) during the first quarter 2003 and a pre-tax loss of $0.2 million during the first quarter 2002.

Loss (Gain) in Foreign Currency. During the first quarter 2003, we recorded a foreign currency gain of approximately $(0.5) million, as compared to a foreign currency loss of $0.8 million for the first quarter 2002. The foreign currency loss (gain) is primarily driven by the fluctuation of the value of the euro, as compared to the U.S. dollar, as we have several European customers whose receivables and collections are denominated in euros.

Other Expense (Income). Other expense (income) for the three-month periods ended March 31, 2003 and 2002 was $(0.1) million and $0.2 million, respectively. The other income recorded during the first quarter 2003 was primarily interest income. The other expense for the three months ended March 31, 2002 was related to bank charges during the quarter.

Income Tax (Benefit) Expense. During the quarter ended March 31, 2002, we recorded an income tax benefit of $6.8 million as a result of a change in tax legislation, allowing us to carry back losses for five years versus the previous limit of two years. As we are in a cumulative loss position for tax purposes, we did not incur income tax expense (benefit) during the quarter ended March 31, 2003.

Discontinued Operations. In 2002, ARRIS sold the Keptel and Actives product lines, which have been accounted for as discontinued operations in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, these two product lines and historical results have been reclassified accordingly for all periods presented. Revenues from the discontinued operations were $19.2 million for the three months ended March 31, 2002. The net loss from discontinued operations, net of taxes, for the three months ended March 31, 2002 was $(5.4) million.

Cumulative Effect of an Accounting Change - Goodwill. We adopted SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. Under the transitional provisions of SFAS No. 142, we recorded a goodwill impairment loss of approximately $(58.0) million. The impairment loss has been recorded as a cumulative effect of a change in accounting principle on the accompanying Consolidated Statement of Operations for the quarter ended March 31, 2002.

Net Income (Loss). Net income of $3.4 million or $0.04 per diluted share was recorded for the quarter ended March 31, 2003, all of which was related to continuing operations. A net loss of $(59.9) million or $(0.75) per diluted share was recorded for the quarter ended March 31, 2002. Continuing operations generated net income of $3.4 million or $0.04 per diluted share, which was offset with a net loss from discontinued operations of $(5.4) million or $(0.07) per diluted share, and a loss related to a cumulative effect of an accounting change of approximately $58.0 million or $(0.72) per diluted share.

MATERIAL COMMITMENTS

In the ordinary course of our business we enter into contracts with landlords, suppliers and others that involve multi-year commitments on our part. Of those, the most significant (financially) is the lease for our headquarters in Duluth, Georgia. That lease requires annual payments of $1.5 million, subject to adjustment, through 2009.

We also are party to various multi-year contracts with vendors. These contracts generally do not require minimum purchases by us. The two most significant of these are with Solectron and Mitsumi for contract manufacturing and are filed as exhibits to previous reports filed with the Securities and Exchange Commission.

Lastly, we have several multi-year commitments that are not related to the ordinary operation of our business. These include registration rights agreements with Nortel Networks and Liberty Media as well as registration rights obligations with Cadant, Inc. Although our monetary commitments under these agreements may not be significant, they could impact our business in other ways that investors might consider significant.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

Financing

Our existing bank indebtedness, as subsequently amended, is an asset-based revolving credit facility permitting us to borrow up to $115.0 million (which can be increased under certain conditions by up to $25.0 million), based upon availability under a borrowing base calculation. In general, the borrowing base is limited to 85% of net eligible receivables (with a cap of $5.0 million in relation to foreign receivables), subject to a reserve of $10.0 million. In addition, upon obtaining appropriate asset appraisals, we may include in the borrowing base calculation 80% of the orderly liquidation value of net eligible inventory (not to exceed $60.0 million). The facility contains traditional financial covenants, including fixed charge coverage, senior debt leverage, minimum net worth, and minimum inventory turns ratios. The credit facility was amended in January 2003 to provide that the minimum net worth covenant applied only to the period prior to December 31, 2002. The facility is secured by substantially all of our assets. The credit facility has a maturity date of August 3, 2004. The commitment fee on unused borrowings is 0.75%.

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

As of March 31, 2003, we had no borrowings outstanding under our credit facility and $17.1 million of available capacity. As of March 31, 2003, we had approximately $5.1 million outstanding under letters of credit with our banks. We were in compliance with all covenants mandated by the credit facility.

Contractual Obligations and Commercial Commitments

Following is a summary of our contractual obligations and commercial commitments, excluding routine items such as purchase orders, as of March 31, 2003:

                                                                               PAYMENTS DUE
                                                     -----------------------------------------------------------
                                                     3/31/03 -         1/1/06 -
     CONTRACTUAL OBLIGATIONS                         12/31/05          12/31/07       AFTER 1/1/08        TOTAL
                                                     ---------         --------       ------------        ------
                                                                               (IN MILLIONS)
     Current portion of long-term debt ....           $ 11.8            $   --           $   --           $ 11.8
     Long term debt .......................               --             125.0               --            125.0
     Operating leases .....................             20.9               6.6              2.3             29.8
     Sublease income ......................             (2.0)               --               --             (2.0)
     Capital leases .......................              1.8                --               --              1.8
                                                      ------            ------           ------           ------
     Total contractual cash obligations ...           $ 32.5            $131.6           $  2.3           $166.4
                                                      ------            ------           ------           ------

Cash Flow

Cash levels decreased by approximately $21.9 million during the first quarter of 2003 as compared to an increase of approximately $22.0 million during the same period in 2002. Operating activities in the first quarter 2003 used approximately $12.0 million in cash, and investing activities and financing activities used approximately $1.6 million and $8.3 million, respectively, in cash flow.

Operating activities used cash of $12.0 million during the first quarter of 2003. Net income provided $3.4 million in cash flow during this period. Other non-cash items such as depreciation, amortization, and provisions for doubtful accounts accounted for positive adjustments of approximately $17.1 million during the first quarter 2003. A gain on the retirement of debt accounted for an adjustment to net income of $(28.5) million. Decreases in accounts receivable, other receivables, inventory, and accrued membership interest provided positive cash flows of $14.4 million. These net cash inflows were offset by a decrease in accounts payable and accrued liabilities of approximately $17.1 million, and an aggregate change in various other assets and liabilities of $1.3 million during the quarter ended March 31, 2003.

Operating activities provided cash of approximately $24.0 million during the first quarter of 2002. A net loss used $59.9 million in cash flow during this period. Other non-cash items such as depreciation, amortization, provisions for doubtful accounts, losses on investments, and cumulative effect of an accounting changes accounted for positive adjustments of approximately $75.4 million during the first quarter 2002. Decreases in accounts receivable and inventory provided positive cash flow of $1.8 million and $21.8 million, respectively. Increases in accounts payable, accrued liabilities, and accrued membership interest also provided positive cash flows of $4.9 million. These net cash inflows were offset by an increase in other receivables of $2.5 million, an increase in income taxes recoverable of $7.8 million, and an aggregate change in various other assets and liabilities of approximately $9.7 million.

Days sales outstanding ("DSO") were approximately 75 days at March 31, 2003 as compared to 65 days outstanding at the close of the first quarter 2002. Trade accounts receivables at the end of the first quarter 2003 were approximately $69.6 million. Included in this balance was approximately 18.6 million euros ($19.5 million as of March 31, 2003) due from Cabovisao, of which a substantial portion is past due. Cabovisao and its parent company are currently in the process of restructuring their financing. See Risk Factors for further discussion. The increase in DSOs from the first quarter 2002 as compared to the first quarter 2003 is predominantly due to the outstanding balance from Cabovisao.

Inventory at March 31, 2003 was $104.3 million, as compared to $104.2 million at December 31, 2002. Inventory increased approximately $0.3 million as a result of acquired Atoga inventory in March 2003. Inventory levels related to ongoing operations decreased by approximately $0.2 million, net of the effects of the Atoga acquisition. Inventory turns were approximately 2.6 times at March 31, 2003, as compared to 3.0 times at the close of the first quarter 2002.

Cash flows used by investing activities were approximately $1.6 million for the three months ended March 31, 2003 as compared to $1.8 million during the same period in 2002. The investments made during 2003 included $1.1 million related to capital expenditures and approximately $0.5 million for fees primarily related to the Atoga Systems' acquisition in March 2003. The investments during the first quarter of 2002 included $1.1 million spent on capital assets and approximately $0.7 million for fees related to the Cadant acquisition in January 2002.

Cash flows used in financing activities were $8.3 million for the quarter ended March 31, 2003. Proceeds from the issuance of convertible subordinated notes due 2008 provided $125.0 million in cash, and proceeds from the issuance of common stock provided $0.6 million. These cash inflows were offset with a cash use of approximately $88.4 million to redeem the Nortel Networks membership interest, $28.0 million used to repurchase and retire 8 million shares of common stock held by Nortel Networks, and $12.4 million to repurchase a portion of the convertible subordinated notes due 2003. Other uses of cash included payments on capital lease obligations and deferred financing costs paid of $0.4 million and $4.7 million, respectively. Cash flows used in financing activities were $0.2 million for the first quarter 2002, resulting from the proceeds from issuance of common stock offset by capital lease payments.

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

We have certain international customers who are billed in their local currency. Beginning in 2002, we implemented a hedging strategy to mitigate the monetary exchange fluctuations from the time of invoice to the time of payment, and have entered into forward contracts based on a percentage of expected foreign currency receipts. The percentage can vary, based on the predictability of cash receipts. We regularly review our accounts receivable in foreign currency and purchase additional forward contracts when appropriate. As of March 31, 2003, we had one foreign currency forward purchase contract outstanding.

Financial Instruments

In the ordinary course of business, we, from time to time, will enter into financing arrangements with customers. These financial instruments include letters of credit, commitments to extend credit and guarantees of debt. These agreements could include the granting of extended payment terms that result in longer collection periods for accounts receivable and slower cash inflows from operations and/or could result in the deferral of revenue. As of March 31, 2003, we had approximately $5.1 million outstanding under letters of credit with our banks.

Investments

In the ordinary course of business, we may make strategic investments in the equity securities of various companies, both public and private. We hold certain investments in the common stock of publicly traded companies totaling approximately $0.2 million at March 31, 2003, which are classified as trading securities. Changes in the market value of these securities and gains or losses on related sales of these securities are recognized in income. We recorded a pre-tax gain of approximately $(23,000) during the first quarter 2003 and a pre-tax loss of $0.2 million during the first quarter 2002 related to these investments.

We hold certain additional investments in the common stock of publicly traded companies totaling approximately $2.0 million at March 31, 2003, which are classified as available for sale. In addition, we hold a number of non-marketable equity securities totaling approximately $2.8 million, which are classified as available for sale. At March 31, 2003, we had unrealized gains related to these available for sale securities of approximately $0.3 million included in comprehensive income.

We offer a deferred compensation arrangement, which allows certain employees to defer a portion of their earnings and defer the related income taxes. These deferred earnings are invested in a "rabbi trust", and are accounted for in accordance with Emerging Issues Task Force 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested. A rabbi trust is a funding vehicle used to protect deferred compensation benefits from events (other than bankruptcy). The investment in the rabbi trust is classified as a current asset on our balance sheet. At March 31, 2003, we had an unrealized gain related to the rabbi trust of approximately $0.2 million included in comprehensive income.

Capital Expenditures

Capital expenditures are made at a level designed to support the strategic and operating needs of the business. ARRIS' capital expenditures were $1.1 million for both the first quarter 2003 and the first quarter 2002. We had no significant commitments for capital expenditures at March 31, 2003. Management expects to invest approximately $8.0 million in capital expenditures for the year 2003.

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

Our critical accounting policies are disclosed extensively in our Form 10-K for the year ended December 31, 2002, as filed with the United States Securities and Exchange Commission. That discussion is incorporated herein by reference.

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

Further, several of our customers have accumulated significant levels of debt and have recently announced, or are expected to announce, financial restructurings, including bankruptcy filings. For example, Adelphia has been operating under bankruptcy since the first half of 2002. Even if the financial health of that company and other customers improve, we cannot assure you that these customers will be in a position to purchase new equipment at levels we have seen in the past. In addition, the bankruptcy filing of Adelphia in June 2002 further heightened concerns in the financial markets about the domestic cable industry. This concern, coupled with the current uncertainty and volatile capital markets, has affected the market values of domestic cable operators and may further restrict their access to capital.

DEVELOPMENTS RELATING TO CABOVISAO MAY ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS.

Cabovisao, a Portugal-based MSO, accounted for approximately 6% of our total sales in 2002. As of May 12, 2003, Cabovisao owed us 18.6 million euros in accounts receivable. Cabovisao committed to a schedule of 2003 payments to us for our products and services. Cabovisao made its January 2003 payment of 2.0 million euros to us according to the schedule. However, Cabovisao failed to make the subsequent scheduled payments to us by the due date, which was 2.5 million euros each in February, March, and April. Cabovisao and its parent company, Csii, are currently considering alternatives to meet its financial needs, including debt restructuring or a possible court-supervised restructuring, among other alternatives. We will not deliver further products to Cabovisao until we have a satisfactory payment plan with Cabovisao and are considering what actions should be taken regarding the situation. We cannot assure you that Cabovisao will pay us according to a schedule, if at all, or that we will make any sales to Cabovisao in the future.

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

Further, many of our larger competitors are in a better position to withstand any significant reduction in capital spending by customers in these markets. They often have broader product lines and market focus and therefore will not be as susceptible to downturns in a particular market. In addition, several of our competitors have been in operation longer than we have been, and therefore they have more long-standing and established relationships with domestic and foreign broadband service providers. We may not be able to compete successfully in the future, and competition may harm our business.

OUR BUSINESS HAS PRIMARILY COME FROM SEVERAL KEY CUSTOMERS. THE LOSS OF ONE OF THESE CUSTOMERS OR A SIGNIFICANT REDUCTION IN SERVICES TO ONE OF THESE CUSTOMERS WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

Our two largest customers are Cox Communications and Comcast (primarily through the recently acquired AT&T Broadband business). For the quarter ended March 31, 2003, sales to Cox Communications accounted for approximately 27.5% of our total revenues, while sales to Comcast (including AT&T Broadband) accounted for approximately 26.1%. We currently are the exclusive provider of telephony products for both Cox Communications and, in eight metro areas, Comcast, as successor to AT&T Broadband. In addition, we have two other customers who accounted for more than 5% each of our total revenues for the quarter ended March 31, 2003. The loss of Cox Communications, Comcast, or one of our other large customers, or a significant reduction in the services provided to any of them would have a material adverse impact on our business. In addition, as a result of the merger of Comcast with AT&T Broadband in late 2002, we have experienced interruptions in purchasing by the resulting Comcast entity in 2003. Comcast has announced that its initial priority after its acquisition of AT&T Broadband will be to emphasize video and high-speed data operations and focus on improving the profitability of its telephony operations at the expense of subscriber growth. As a result, we experienced a significant decline in sales of our CBR telephony product to Comcast in the fourth quarter of 2002, which has continued into 2003.

OUR CREDIT FACILITY IMPOSES FINANCIAL COVENANTS THAT MAY ADVERSELY AFFECT THE REALIZATION OF OUR STRATEGIC OBJECTIVES.

We and certain of our subsidiaries have entered into a revolving credit facility providing for borrowing up to a committed amount of $115.0 million, with borrowing also limited by a borrowing base determined by reference to eligible accounts receivable and, subject to certain conditions, eligible inventory. As of March 31, 2003, the borrowing base was $17.1 million. The credit facility imposes, among other things, covenants limiting the incurrence of additional debt and liens and requires us to meet certain financial objectives. The credit facility has a maturity date of August 3, 2004. As of May 4, 2003, we had no borrowings outstanding under the credit facility, and our borrowing base was $43.9 million. Any acceleration of the maturity date of the credit facility could have a material adverse effect on our business.

WE HAVE SIGNIFICANT STOCKHOLDERS THAT MAY NOT ACT CONSISTENTLY WITH THE INTERESTS OF OUR OTHER STOCKHOLDERS.

As of May 12, 2003, Nortel Networks owned approximately 18.7% of our common stock and Liberty Media Group beneficially owned approximately 10.3% of our common stock. These respective ownership interests result in both Nortel Networks and Liberty Media having a significant influence over us. Nortel Networks and Liberty Media may exert their respective influences or sell their respective shares at a time or in a manner that is inconsistent with the interests of our other stockholders.

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

PRODUCTS CURRENTLY UNDER DEVELOPMENT MAY FAIL TO REALIZE ANTICIPATED BENEFITS.

Rapidly changing technologies, evolving industry standards, frequent new product introductions and relatively short product life cycles characterize the markets for our products. The technology applications currently under development by us may not be successfully developed. Even if products under development are successfully completed, they may not be widely used or we may not be able to successfully exploit these technology applications. To compete successfully, we must quickly design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance and reliability. However, we may not be able to successfully develop or introduce these products if our products:

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

The telecommunications industry has experienced the consolidation of many industry participants, and this trend is expected to continue. We and one or more of our competitors may each supply products to businesses that have merged, such as AT&T Broadband and Comcast, or will merge in the future. Consolidations could result in delays in purchasing decisions by the merged businesses, and we could play either a greater or lesser role in supplying the communications products to the merged entity. These purchasing decisions of the merged companies could have a material adverse effect on our business. For example, we experienced delays while the Comcast and AT&T Broadband deal was pending, and have experienced slowdowns since the transaction was completed. Mergers among the supplier base also have increased, and this trend may continue. The larger combined companies with pooled capital resources may be able to provide solution alternatives with which we would be put at a disadvantage to compete. The larger breadth of product offerings by these consolidated suppliers could result in customers electing to trim their supplier base for the advantages of one-stop shopping solutions for all of their product needs. Consolidation of the supplier base could have a material adverse effect on our business.

OUR SUCCESS DEPENDS IN LARGE PART ON OUR ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL IN ALL FACETS OF OUR OPERATIONS.

Competition for qualified personnel is intense, and we may not be successful in attracting and retaining key executives, marketing, engineering, and sales personnel, which could impact our ability to maintain and grow our operations. Our future success will depend, to a significant extent, on the ability of our management to operate effectively. In the past, competitors and others have attempted to recruit our employees and in the future, their attempts may continue. The loss of services of any key personnel, the inability to attract and retain qualified personnel in the future or delays in hiring required personnel, particularly engineers and other technical professionals, could negatively affect our business.

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

OUR INTERNATIONAL OPERATIONS MAY BE ADVERSELY AFFECTED BY CHANGES IN THE FOREIGN LAWS IN THE COUNTRIES IN WHICH OUR PRODUCTS ARE MANUFACTURED.

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

In the past, we have used interest rate swap agreements, with large creditworthy financial institutions, to manage our exposure to interest rate changes. These swaps would involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. During the quarter ended March 31, 2003, we did not have any outstanding interest rate swap agreements.

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

We have certain international customers who are billed in their local currency. Changes in the monetary exchange rates may adversely affect our results of operations and financial condition. To manage the volatility relating to these typical business exposures, we may enter into various derivative transactions, when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. The euro is the predominant currency of those customers who are billed in their local currency. Taking into account the effects of foreign currency fluctuations of the euro versus the dollar, a hypothetical 10% weakening of the U.S. dollar (as of March 31, 2003) would provide a gain on foreign currency of approximately $2.6 million. Conversely, a hypothetical 10% strengthening of the U.S. dollar would provide a loss on foreign currency of approximately $2.6 million. As of March 31, 2003, we had no material contracts, other than accounts receivable, denominated in foreign currencies.

We regularly review our accounts receivable in foreign currency and purchase forward contracts when appropriate. As of March 31, 2003, we had one foreign currency forward purchase contract outstanding. The contract was entered into on January 31, 2003 for 2.0 million euros and was due April 30, 2003. The contract was taken out in anticipation of receiving a substantial euro payment from one of our customers, which we received on a timely basis. The fair value adjustment at March 31, 2003 was not significant.

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

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a)      Not applicable

         (b)      Not applicable

         (c) In March 2003, the Company sold $125,000,000 principal amount of 4-1/2% convertible subordinated notes due March 15, 2008 (the "Notes") in a private placement to CIBC World Markets Corp. (the "Initial Purchaser") at 100% of their principal amount, less a selling discount to the Initial Purchaser of 3.5% of the principal amount.

                  Exemption from registration requirements is claimed under the Securities Act of 1933 (the "Securities Act") in reliance on
                  Section 4(2) of the Securities Act or Rule 506 of Regulation D promulgated thereunder. The Initial Purchaser had adequate access to information about the Company and represented to the Company that it was a qualified institutional investors within the meaning of Rule 144A under the Securities Act and that it offered the Notes, and will offer and sell the Notes, inside the United States only to persons whom it reasonably believes are "qualified institutional buyers" in accordance with Rule 144A. Appropriate legends were affixed to the certificates evidencing the Notes in such transaction.

                  At any time prior to maturity or redemption, the Notes are convertible into shares of common stock of the Company at a conversion price of $5.00 per share, subject to adjustment (equivalent to a conversion rate of 200 shares per $1,000 principal amount of Notes), representing an initial conversion premium of 42%, for a total of 25,000,000 shares of common stock of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.       Description of Exhibit
-----------       ----------------------
   4.1            Indenture dated March 18, 2003 (incorporated by reference to
                  Exhibit 4.3 to ARRIS' Annual Report on Form 10-K for the year ended December 31, 2002).

   10.1           Eighth Amendment to Credit Agreement, dated March 11, 2003
                  (incorporated by reference to Exhibit 10.1 to ARRIS' Current
                  Report on Form 8-K filed on March 11, 2003).

   10.2           Letter Agreement with Nortel Networks, dated March 11, 2003
                  (incorporated by reference to Exhibit 10.2 to ARRIS' Current
                  Report on Form 8-K filed on March 11, 2003).

   10.3           Settlement and Release Agreement between Arris Interactive
                  L.L.C. and Nortel Networks, Inc., dated March 11, 2003
                  (incorporated by reference to Exhibit 10.3 to ARRIS' Current
                  Report on Form 8-K filed on March 11, 2003).

   10.4           Letter Agreement with Nortel Networks, dated March 11, 2003
                  (incorporated by reference to Exhibit 10.4 to ARRIS' Current
                  Report on Form 8-K filed on March 11, 2003).

   10.5           Registration Rights Agreement dated March 18, 2003, between
                  ARRIS and CIBC World Markets Corp. (filed herewith).

Reports on Form 8-K

               FILING DATE          ITEMS REPORTED
               -----------          --------------
                01/08/03            Item 7 and Item 9
                01/09/03            Item 5 and Item 7
                02/12/03            Item 5 and Item 7
                03/10/03            Item 5
                03/11/03            Item 5 and Item 7
                03/13/03            Item 5 and Item 7
                03/18/03            Item 5 and Item 7

                                   SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       ARRIS GROUP, INC.



                                       /s/ LAWRENCE A. MARGOLIS
                                       -----------------------------------------
                                       Lawrence A. Margolis
                                       Executive Vice President,
                                       Chief Financial Officer


Dated: May 14, 2003

      CERTIFICATION PURSUANT TO SS. 302 OF THE SARBANES-OXLEY ACT OF 2002

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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: May 14, 2003                     /s/ Robert J. Stanzione
                                       -----------------------------------------
                                       Robert J. Stanzione
                                       President and Chief Executive Officer

      CERTIFICATION PURSUANT TO SS. 302 OF THE SARBANES-OXLEY ACT OF 2002

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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: May 14, 2003                     /s/ Lawrence A. Margolis
                                       -----------------------------------------
                                       Lawrence A. Margolis
                                       Executive Vice President, Chief Financial
                                       Officer and Secretary