Form 10-Q
period 2003-06-30
ARRIS GROUP INC
filed 2003-08-14
CIK 1141107

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                           ---------------------------



                                    FORM 10-Q


                       FOR THE QUARTER ENDED JUNE 30, 2003


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

As of August 8, 2003, 74,882,957 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

================================================================================

                                ARRIS GROUP, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2003

                                      INDEX

                                                                          Page
Part I.  Financial Information

   Item 1. Financial Statements

           a)  Consolidated Balance Sheets
               as of June 30, 2003 and December 31, 2002                   1

           b)  Consolidated Statements of Operations for the
               Three and Six Months Ended June 30, 2003 and 2002           2

           c)  Consolidated Statements of Cash Flows for the
               Six Months Ended June 30, 2003 and 2002                     3

           d)  Notes to the Consolidated Financial Statements              5

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            16

   Item 3. Quantitative and Qualitative Disclosures on Market Risk        33

   Item 4. Controls and Procedures                                        33

Part II. Other Information

   Item 1. Legal Proceedings                                              34

   Item 4. Submission of Matters to a Vote of Security Holders            35

   Item 6. Exhibits and Reports on Form 8-K                               36

Signatures                                                                37

Certifications                                                            38

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                ARRIS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                    JUNE 30,          DECEMBER 31,
                                                                                      2003                2002
                                                                                   -----------        ------------
                                                                                   (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents ..............................................          $  67,217           $  98,409
  Accounts receivable (net of allowances for doubtful accounts of
    $18,704 in 2003 and $10,698 in 2002) .................................             54,942              78,743
  Accounts receivable from Nortel Networks ...............................                215               2,212
  Other receivables ......................................................              1,289               3,154
  Inventories ............................................................            105,980             104,203
  Investments held for resale ............................................                103                 137
  Other current assets ...................................................             12,453              14,834
                                                                                    ---------           ---------
         Total current assets ............................................            242,199             301,692
Property, plant and equipment (net of accumulated depreciation of
    $46,165 in 2003 and $44,810 in 2002) .................................             28,093              34,540
Goodwill .................................................................            150,569             151,265
Intangibles (net of accumulated amortization of $58,978 in 2003 and
    $41,506 in 2002) .....................................................             48,054              64,843
Investments ..............................................................              3,179               4,594
Other assets .............................................................              9,723               6,478
                                                                                    ---------           ---------
                                                                                    $ 481,817           $ 563,412
                                                                                    =========           =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .......................................................          $  28,807           $  24,253
  Accrued compensation, benefits and related taxes .......................             17,187              23,423
  Accounts payable and accrued expenses - Nortel Networks ................                427              11,303
  Current portion of long-term debt ......................................                184              23,887
  Current portion of capital lease obligations ...........................              1,171               1,120
  Other accrued liabilities ..............................................             39,828              44,360
                                                                                    ---------           ---------
         Total current liabilities .......................................             87,604             128,346
Capital lease obligations, net of current portion ........................                139                 158
Long-term debt ...........................................................            125,000                  --
                                                                                    ---------           ---------
         Total liabilities ...............................................            212,743             128,504
Membership interest - Nortel Networks ....................................                 --             114,518
                                                                                    ---------           ---------
         Total liabilities & membership interest .........................            212,743             243,022
Stockholders' equity:
  Preferred stock, par value $1.00 per share, 5.0 million shares
    authorized; none issued and outstanding ..............................                 --                  --
  Common stock, par value $0.01 per share, 320.0 million shares authorized; 74.8 million and 82.5 million shares issued and
    outstanding in 2003 and 2002, respectively ...........................                757                 831
  Capital in excess of par value .........................................            577,592             603,563
  Accumulated deficit ....................................................           (305,652)           (281,329)
  Unrealized holding gain on marketable securities .......................                 90                 227
  Unearned compensation ..................................................             (2,397)             (1,649)
  Unfunded pension losses ................................................             (1,219)             (1,219)
  Cumulative translation adjustments .....................................                (97)                (34)
                                                                                    ---------           ---------
         Total stockholders' equity ......................................            269,074             320,390
                                                                                    ---------           ---------
                                                                                    $ 481,817           $ 563,412
                                                                                    =========           =========

        See accompanying notes to the consolidated financial statements.

                                ARRIS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                         THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                              2003          2002          2003          2002
                                                           ---------     ---------     ---------     ---------
Net sales (includes sales to Nortel of $215 and
 $371 for the three months and $216 and $1,837
 for the six months ended June 30, 2003 and
 2002, respectively)                                       $ 101,710     $ 176,502     $ 193,053     $ 348,899
Cost of sales                                                 74,525       116,023       141,124       230,189
                                                           ---------     ---------     ---------     ---------

   Gross profit                                               27,185        60,479        51,929       118,710
Operating expenses:
     Selling, general and administrative and
      development                                             43,681        68,262        80,921       115,445
     Restructuring and impairment charges                         --            --           336            --
     Amortization of intangibles                               8,764         8,708        17,472        17,078
                                                           ---------     ---------     ---------     ---------

                                                              52,445        76,970        98,729       132,523
                                                           ---------     ---------     ---------     ---------

Operating income (loss)                                      (25,260)      (16,491)      (46,800)      (13,813)


Interest expense                                               2,990         2,102         4,654         4,400
Membership interest                                               --         2,500         2,418         5,000
Loss (gain) on debt retirement                                    --         9,276       (28,506)        9,276
Loss on investments                                            1,037         1,356         1,014         1,570
Loss (gain) in foreign currency                               (1,486)       (4,688)       (1,968)       (3,862)
Other expense (income), net                                      (32)           (5)          (89)          192
                                                           ---------     ---------     ---------     ---------
Income (loss) from continuing operations before
  income taxes                                               (27,769)      (27,032)      (24,323)      (30,389)

Income tax expense (benefit)                                      --            --            --        (6,800)
                                                           ---------     ---------     ---------     ---------
Net income (loss) from continuing operations                 (27,769)      (27,032)      (24,323)      (23,589)

Income (loss) from discontinued operations                        --       (13,682)           --       (19,059)
                                                           ---------     ---------     ---------     ---------
Net income (loss) before cumulative effect of
  an accounting change                                       (27,769)      (40,714)      (24,323)      (42,648)
Cumulative effect of accounting change                            --            --            --        57,960
                                                           ---------     ---------     ---------     ---------
Net income (loss)                                          $ (27,769)    $ (40,714)    $ (24,323)    $(100,608)
                                                           =========     =========     =========     =========

Net income (loss) per common share -
  Basic and diluted:
      Income (loss) from continuing operations             $   (0.37)    $   (0.33)    $   (0.31)    $   (0.29)
      Income (loss) from discontinued operations                  --         (0.17)           --         (0.23)
      Cumulative effect of an accounting change                   --            --            --         (0.71)
                                                           ---------     ---------     ---------     ---------
        Net income (loss)                                  $   (0.37)    $   (0.50)    $   (0.31)    $   (1.24)
                                                           =========     =========     =========     =========

Weighted average common shares:
      Basic and diluted                                       74,992        82,236        78,509        81,252
                                                           =========     =========     =========     =========


        See accompanying notes to the consolidated financial statements.

                                ARRIS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                   ---------------------------
                                                                                      2003              2002
                                                                                   ---------         ---------
Operating activities:
    Net income (loss) .....................................................        $ (24,323)        $(100,608)
    Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
     Depreciation .........................................................            9,670            10,851
     Amortization of intangibles ..........................................           17,472            17,078
     Amortization of deferred financing fees ..............................            2,154             1,276
     Amortization of unearned compensation ................................            1,285               886
     Provision for doubtful accounts ......................................            7,718            23,025
     Loss on disposal of fixed assets .....................................                5                19
     Loss on investments ..................................................            1,014             1,570
     Cash proceeds from sale of trading securities ........................              130                --
     Loss (gain) on debt retirement .......................................          (28,506)            9,276
     Loss (gain) on sale of discontinued product line .....................           (2,000)            8,536
     Cumulative effect of an accounting change - goodwill .................               --            57,960
     Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
        Accounts receivable ...............................................           18,080           (32,006)
        Other receivables .................................................            1,865             3,757
        Inventory .........................................................           (1,446)           28,781
        Accounts payable and accrued liabilities ..........................          (14,868)            1,925
        Income taxes recoverable ..........................................               --            (7,563)
        Accrued membership interest .......................................            2,418             5,000
        Other, net ........................................................              420            (7,783)
                                                                                   ---------         ---------
Net cash provided by (used in) operating activities .......................           (8,912)           21,980

Investing activities:
     Purchases of property, plant and equipment ...........................           (2,618)           (3,622)
     Cash proceeds from sale of Keptel product line .......................               --            30,000
     Cash proceeds from sale of Actives product line ......................            1,800                --
     Cash paid for acquisition ............................................             (558)             (835)
                                                                                   ---------         ---------
Net cash provided by (used in) investing activities .......................           (1,376)           25,543

Financing activities:
     Proceeds from issuance of bonds ......................................          125,000                --
     Redemption of membership interest ....................................          (88,430)               --
     Repurchase and retirement of common stock ............................          (28,000)               --
     Payments on capital lease obligations ................................             (834)             (403)
     Payments on debt obligations .........................................          (23,969)               --
     Deferred financing costs paid ........................................           (5,278)               --
     Proceeds from issuance of stock ......................................              607               755
                                                                                   ---------         ---------
Net cash provided by (used in) financing activities .......................          (20,904)              352
                                                                                   ---------         ---------
Net increase (decrease) in cash and cash equivalents ......................          (31,192)           47,875
Cash and cash equivalents at beginning of period ..........................           98,409             5,337
                                                                                   ---------         ---------
Cash and cash equivalents at end of period ................................        $  67,217         $  53,212
                                                                                   =========         =========

                                                                                            SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                        -------------------------
                                                                                          2003             2002
                                                                                        --------         --------
Noncash investing and financing activities:
      Net tangible assets acquired, excluding cash .............................        $  1,013         $  4,577
      Net liabilities assumed ..................................................          (1,162)         (16,595)
      Intangible assets acquired, including goodwill ...........................             707           81,426
      Noncash purchase price, including 5,185,650 shares of common stock and
         fair market value of stock options issued .............................              --          (68,573)
                                                                                        --------         --------
      Cash paid for acquisition, net of cash acquired ..........................        $    558         $    835
                                                                                        ========         ========

Supplemental cash flow information:
      Interest paid during the period ..........................................        $    665         $    660
                                                                                        ========         ========
      Income taxes paid during the period ......................................        $     45         $    223
                                                                                        ========         ========


        See accompanying notes to the consolidated financial statements.

                                ARRIS GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

ARRIS Group, Inc., the successor to ANTEC Corporation (together with its consolidated subsidiaries, except as the context otherwise indicates, "ARRIS" or the "Company"), is a global communications technology company, headquartered in Duluth, Georgia. ARRIS specializes in the design, engineering, development, and distribution of products for hybrid fiber-coax broadband networks. The Company provides its customers with products and services that enable reliable, high-speed, two-way broadband transmission of telephony, data, and video services.

ARRIS operates in one business segment, Communications, providing a range of customers with network and system products and services for hybrid fiber-coax networks for the communications industry. This segment accounts for 100% of consolidated sales, operating profit and identifiable assets of the Company. ARRIS provides a broad range of products and services to cable system operators and telecommunication providers. ARRIS is a leading developer, manufacturer/supplier of telephony, data, construction, rebuild and maintenance equipment for the broadband communications industry. ARRIS supplies most of the products required in a broadband communication system, including headend and customer premises equipment for the provision of telephony and high-speed data over broadband cable networks, and a wide variety of construction, maintenance equipment, and supplies.

In 2002, ARRIS sold the Keptel and Actives product lines, which have been accounted for as discontinued operations in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, these two product lines and historical results have been reclassified for all periods presented. See further discussion in Note 5 of Notes to the Consolidated Financial Statements.

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

NOTE 2. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. This Interpretation provides clarification on the consolidation of certain entities in which equity investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Such entities are defined as variable interest entities ("VIEs"). This Interpretation requires that VIEs be consolidated by the entity considered to be the primary beneficiary of the VIE. The Interpretation is effective immediately for newly created VIEs after January 31, 2003 and effective July 1, 2003 for any VIEs created prior to February 1, 2003. The Company adopted Interpretation No. 46 on July 1, 2003 and is currently assessing the impact it may have on its financial position or results of operations.

NOTE 3.  STOCK-BASED COMPENSATION

The Company uses the intrinsic value method for valuing its awards of stock options and restricted stock and records the related compensation expense, if any, in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. No stock-based employee or director compensation cost for stock options is reflected in net income, as all options granted have exercise prices equal to the market value of the underlying common stock on the date of grant. The Company records compensation expense related to its restricted stock awards and director stock units. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to all stock-based employee compensation.

                                                          THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,

                                                            2003             2002              2003                2002
                                                          --------         --------         ---------         -----------
Net income (loss), as reported ...................        $(27,769)        $(40,714)        $ (24,323)        $  (100,608)
Add: Stock-based employee compensation included
  in reported net income, net of taxes ...........             809              395             1,285                 886
Deduct: Total stock-based employee compensation
  expense determined under fair value based
  methods for all awards, net of taxes ...........          (6,244)          (7,496)          (13,055)            (14,930)
                                                          --------         --------         ---------         -----------
Net income (loss), pro forma .....................        $(33,204)        $(47,815)        $ (36,093)        $  (114,652)
                                                          ========         ========         =========         ===========

Net income (loss) per common share:
  Basic - as reported ............................        $  (0.37)        $  (0.50)        $   (0.31)        $     (1.24)
                                                          ========         ========         =========         ===========
  Basic - pro forma ..............................        $  (0.44)        $  (0.58)        $   (0.46)        $     (1.41)
                                                          ========         ========         =========         ===========
  Diluted - as reported ..........................        $  (0.37)        $  (0.50)        $   (0.31)        $     (1.24)
                                                          ========         ========         =========         ===========
  Diluted - pro forma ............................        $  (0.44)        $  (0.58)        $   (0.46)        $     (1.41)
                                                          ========         ========         =========         ===========

NOTE 4.  GUARANTEES

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

Information regarding the changes in ARRIS' aggregate product warranty liabilities was as follows for the six-month period ended June 30, 2003 (in thousands):


Balance at December 31, 2002 .........................................        $ 6,031
Accruals related to warranties (including changes in estimates).......          1,224
Settlements made (in cash or in kind) ................................           (734)
                                                                              -------

Balance at June 30, 2003 .............................................        $ 6,521
                                                                              =======

NOTE 5.  DISCONTINUED OPERATIONS

Upon evaluation and review of the ARRIS product portfolio, the Company concluded that the Keptel product line was not core to its long-term strategy and thus sold the product line on April 24, 2002. Keptel designed and marketed network interface systems and fiber optic cable management products primarily for traditional residential and commercial telecommunications applications. The transaction generated cash proceeds of $30.0 million. Additionally, ARRIS retained a potential earn-out over a twenty-four month period based on the achievement of sales targets. The transaction also included a distribution agreement whereby the Company will continue to distribute Keptel products until April 2005. Total assets of approximately $31.1 million were disposed of, which included inventory, fixed assets, intangibles (formerly classified as goodwill), and other assets. ARRIS incurred approximately $5.0 million of related closure costs, including severance, vendor liabilities, outside consulting fees, and other shutdown expenses. During 2002, a net loss of $6.2 million was recorded in connection with the sale of the Keptel product line. As of June 30, 2003, approximately $0.9 million related to outside consulting fees remained in an accrual to be paid. ARRIS expects to complete the remaining payments by the end of 2003.

 Upon continued review of ARRIS' product portfolio, the Company sold its Actives product line on November 21, 2002, for net proceeds of $31.8 million. Total assets of approximately $20.3 million were disposed of, which included inventory, fixed assets, and other assets attributable to the product line. Additionally, ARRIS incurred approximately $7.3 million of related closure costs, including severance, vendor liabilities, professional fees, and other shutdown expenses. In connection with the sale, the Company recognized a gain of approximately $2.2 million in 2002. During the second quarter of 2003, the Company has reduced its accrual for vendor liabilities by $2.0 million as a result of settling certain vendor liabilities for amounts less than originally anticipated. With this adjustment in the second quarter, the Company has now recognized a cumulative gain of approximately $4.2 million related to the transaction. As of June 30, 2003, approximately $0.1 million related to severance, $2.9 million related to vendor liabilities, and $1.0 million related to other shutdown expenses remained in an accrual to be paid. ARRIS expects to complete the remaining payments by the end of 2003.

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

Revenues from discontinued operations were $17.6 million and $36.8 for the three and six months ended June 30, 2002, respectively. The net loss from discontinued operations, net of taxes, for the three and six months ending June 30, 2002 was $(13.7) million and $(19.1) million, respectively. During 2002, the Company recorded a net loss on these disposals of $(4.0) million. During 2003, the Company recorded a gain of $2.0 million related to the Actives adjustment described above, resulting in a cumulative net loss of $(2.0) million related to the disposal of discontinued operations. This $2.0 million gain on disposal of discontinued operations is offset by an approximately $2.0 million increase in the accrual for restructuring liabilities.

NOTE 6. RESTRUCTURING AND OTHER CHARGES

On October 30, 2002, the Company announced that it would close its office in Andover, Massachusetts, which was primarily a product development and repair facility. The Company decided to close the office in order to reduce operating costs through the consolidation of its facilities. The closure affected approximately 75 employees and will be substantially completed by the end of the third quarter 2003. In connection with these actions, the Company recorded a charge of approximately $7.1 million in the fourth quarter of 2002. Included in this restructuring charge was approximately $2.1 million related to remaining lease payments, $2.7 million of fixed asset write-offs, $2.1 million of severance, and $0.2 million of other costs associated with these actions. As of June 30, 2003, approximately $1.6 million related to lease commitments, $0.5 million related to severance, and $0.2 million related to other costs remained in the restructuring accrual to be paid. ARRIS expects to complete the remaining payments by the second quarter of 2006 (end of lease).

In the fourth quarter of 2001, ARRIS closed a research and development facility in Raleigh, North Carolina and recorded a $4.0 million charge related to severance and other costs associated with closing that facility. This charge included termination expenses of $2.2 million related to the involuntary dismissal of 48 employees, primarily engaged in engineering functions at that facility. Also included in the $4.0 million charge was $0.7 million related to lease commitments, $0.2 million related to the impairment of fixed assets, and $0.9 million related to other shutdown expenses. In June 2003, ARRIS took advantage of an early buyout clause in connection with the remaining lease payments, which reduced the Company's original estimate of restructuring expense by approximately $0.4 million. As of June 30, 2003, the Company has no remaining liabilities related to this closure.

In the third quarter of 2001, the Company announced a restructuring plan to outsource the functions of most of its manufacturing facilities. This decision to reorganize was due in part to the ongoing weakness in industry spending patterns. The plan entailed the implementation of an expanded manufacturing outsourcing strategy and the related closure of the four factories located in El Paso, Texas and Juarez, Mexico. As a result, the Company recorded restructuring and impairment charges of $66.2 million, of which approximately $50.1 million relates to and is classified in discontinued operations. Included in these charges was approximately $33.7 million related to the write-down of inventories, and remaining warranty and purchase order commitments of which approximately $8.6 million was reflected in cost of goods sold and $25.1 million was reflected in discontinued operations. Additional charges incurred were approximately $5.7 million related to severance and associated personnel costs, $5.9 million related to the impairment of goodwill due to the sale of the power product lines, $14.8 million related to the impairment of fixed assets, and approximately $6.1 million related to lease terminations of factories and office space and other shutdown expenses. Of these charges, approximately $7.5 million is reflected in restructuring expense and $25.0 million is reflected in discontinued operations. The personnel-related costs included termination expenses for the involuntary dismissal of 807 employees, primarily engaged in production and assembly functions performed at the facilities. ARRIS offered terminated employees separation amounts in accordance with the Company's severance policy and provided the employees with specific separation dates. Due to unforeseen delays in exiting the facility after the shutdown, the Company increased its reserve by approximately $2.4 million and $2.0 million during the fourth quarter 2002 and the second quarter 2003, respectively, to discontinued operations. As of June 30, 2003, approximately $0.1 million related to severance and associated personnel costs, and $2.4 million related to lease terminations of factories and office space and other shutdown costs remained in an accrual to be paid. ARRIS expects to complete the remaining payments by the end of the first quarter 2004.

NOTE 7.  INVENTORIES

Inventories are stated at the lower of average, approximating first-in, first-out, cost or market. The components of inventory are as follows (in thousands):

                                                          JUNE 30,      DECEMBER 31,
                                                            2003            2002
                                                          --------      ------------
                                                         (UNAUDITED)
Raw material .....................................        $  1,897        $  3,941
Finished goods ...................................         104,083         100,262
                                                          --------        --------

  Total inventories ..............................        $105,980        $104,203
                                                          ========        ========

NOTE 8.  PROPERTY, PLANT AND EQUIPMENT NET

Property, plant and equipment, at cost, consists of the following (in thousands):

                                                          JUNE 30,        DECEMBER 31,
                                                            2003             2002
                                                          --------        -----------
                                                         (UNAUDITED)
Land .............................................        $  1,822         $  1,822
Building and leasehold improvements ..............           7,088            7,295
Machinery and equipment ..........................          65,348           70,233
                                                          --------         --------
                                                            74,258           79,350
Less: Accumulated depreciation ...................         (46,165)         (44,810)
                                                          --------         --------
  Total property, plant and equipment, net .......        $ 28,093         $ 34,540
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

The changes in the carrying amount of goodwill for the year ended December 31, 2002 and for the six months ended June 30, 2003 are as follows (in thousands):

Balance as of December 31, 2001 ......................................        $ 259,062
Transitional impairment charge .......................................          (57,960)
Purchase price allocation adjustment - Arris Interactive L.L.C. ......               33
Goodwill in connection with Cadant, Inc. acquisition .................           26,339
Transferred to intangible asset upon adoption of SFAS No. 142 ........           (6,000)
Goodwill impairment charge, October 1, 2002 ..........................          (70,209)
                                                                              ---------
Balance as of December 31, 2002 ......................................        $ 151,265
Purchase price allocation adjustments - Cadant, Inc. (see Note 14) ...             (696)
                                                                              ---------
Balance as of June 30, 2003 ..........................................        $ 150,569
                                                                              =========

The gross carrying amount and accumulated amortization of the Company's intangible assets, other than goodwill, as of June 30, 2003 and December 31, 2002 are as follows (in thousands):

                                                    JUNE 30, 2003                            DECEMBER 31, 2002
                                         --------------------------------------    --------------------------------------
                                          GROSS      ACCUMULATED      NET BOOK       GROSS      ACCUMULATED      NET BOOK
                                          AMOUNT     AMORTIZATION       VALUE        AMOUNT     AMORTIZATION       VALUE
                                         --------    ------------     --------      --------    ------------     --------
Existing technology acquired:
     Arris Interactive L.L.C. .....      $ 51,500      $(32,761)      $ 18,739      $ 51,500      $(24,178)      $ 27,322
     Cadant, Inc. .................        53,000       (26,161)        26,839        53,000       (17,328)        35,672
     Atoga Systems ................           683           (56)           627            --            --             --
Pension asset .....................         1,849            --          1,849         1,849            --          1,849
                                         --------      --------       --------      --------      --------       --------

     Total ........................      $107,032      $(58,978)      $ 48,054      $106,349      $(41,506)      $ 64,843
                                         ========      ========       ========      ========      ========       ========

Amortization expense recorded on the intangible assets listed in the above table for the three months ended June 30, 2003 and 2002 was $8.8 million and $8.7 million, respectively. Amortization expense for the six months ended June 30, 2003 and 2002 was $17.5 million and $17.1 million, respectively. The estimated remaining amortization expense is as follows (in thousands):

                    2003................       $  17,531
                    2004................       $  28,050
                    2005................       $     567
                    2006................       $      57
                    2007................       $      --

NOTE 10.  LONG TERM DEBT, CAPITAL LEASE OBLIGATIONS AND MEMBERSHIP INTEREST

Long term debt, capital lease obligations and membership interest consist of the following (in thousands):

                                                                                JUNE 30,      DECEMBER 31,
                                                                                  2003            2002
                                                                              -----------     ------------
                                                                              (UNAUDITED)
Capital lease obligations                                                      $   1,310       $   1,278
Equipment loan                                                                       184              --
Membership interest - Nortel Networks                                                 --         114,518

4.5% Convertible Subordinated Notes due 2003                                          --          23,887

4.5% Convertible Subordinated Notes due 2008                                     125,000              --
                                                                               ---------       ---------
  Total debt, capital lease obligations and membership interest                  126,494         139,683
  Less current portion                                                            (1,355)        (25,007)
                                                                               ---------       ---------
  Total long term debt, capital lease obligations and membership interest      $ 125,139       $ 114,676
                                                                               =========       =========

On March 18, 2003, the Company issued $125.0 million of 4 1/2% Convertible Subordinated Notes due 2008 ("Notes due 2008"). The Notes due 2008 are convertible, at the option of the holder, at any time prior to maturity, into the

Company's common stock at a conversion price of $5.00 per share, subject to adjustment. The Notes due 2008 will pay interest semi-annually, based on an annual rate of 4 1/2%, on March 15 and September 15 of each year, commencing September 15, 2003. The Company used approximately $88.4 million of the proceeds from the issuance, including the reduction in the forgiveness of the Class B membership interest, to redeem the Class B membership interest in Arris Interactive held by Nortel Networks resulting in a gain of approximately $28.5 million, recorded in operations in accordance with SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The Company used approximately $28.0 million of the proceeds of the issuance to repurchase and retire 8 million shares of its common stock held by Nortel Networks at a discount. The Company expects to use the remaining proceeds for general corporate purposes. As of June 30, 2003, there were $125.0 million of the Notes due 2008 outstanding.

In 1998, the Company issued $115.0 million of 4 1/2% Convertible Subordinated Notes due May 15, 2003 ("Notes due 2003"). The Notes due 2003 were convertible, at the option of the holder, at any time prior to maturity, into the Company's common stock at a conversion price of $24.00 per share. In 2002, ARRIS exchanged 1,593,789 shares of its common stock for approximately $15.4 million of the Notes due 2003. Additionally, the Company redeemed $23.9 million and $75.7 million of the Notes due 2003 in 2003 and 2002, respectively, using cash. As of May 15, 2003, all of the Notes due 2003 were redeemed.

As amended, the Company has in place an asset-based revolving credit facility (the "Credit Facility") permitting the Company to borrow up to $115.0 million (which can be increased under certain conditions by up to $25.0 million), based upon availability under a borrowing base calculation. In general, the borrowing base is limited to 85% of net eligible receivables (with a cap of $5.0 million in relation to foreign receivables), subject to a reserve of $10.0 million. In addition, upon obtaining appropriate asset appraisals the Company may include in the borrowing base calculation 80% of the orderly liquidation value of net eligible inventory (not to exceed $60.0 million). The Credit Facility contains traditional financial covenants, including fixed charge coverage, senior debt leverage, minimum net worth, and minimum inventory turns ratios. The facility is secured by substantially all of the Company's assets. The Credit Facility has a maturity date of August 3, 2004. The commitment fee on unused borrowings is 0.75%. The Credit Facility was amended in January 2003 to provide that the minimum net worth covenant applied only to the period prior to December 31, 2002.

In March 2003, ARRIS amended its credit facility to permit the Company to issue up to $125.0 million of the Notes due 2008, to use the proceeds of such notes as described above. The amendment also reduced the revolving loan commitments by $10.0 million to $115.0 million. As of June 30, 2003, ARRIS had no borrowings outstanding under its credit facility and approximately $7.6 million outstanding under letters of credit. The Company had approximately $38.8 million of available capacity.

In connection with the acquisition of Arris Interactive in August 2001, Nortel Networks exchanged its remaining ownership interest in Arris Interactive for 37 million shares of ARRIS common stock and a subordinated redeemable Class B membership interest in Arris Interactive with a face amount of $100.0 million. The Class B membership interest earned an accreting non-cash return of 10% per annum, compounded annually, and was redeemable in approximately four quarterly installments commencing February 3, 2002, provided that certain availability and other tests are met under the Company's Credit Facility. Those tests were not met. In June 2002, ARRIS entered into an option agreement with Nortel Networks that permitted ARRIS to redeem the Class B membership interest in Arris Interactive at a discount of 21% prior to June 30, 2003. To further induce the Company to redeem the Class B membership interest, Nortel Networks offered to forgive approximately $5.9 million of the amount owed Nortel Networks if ARRIS redeemed it prior to March 31, 2003. The Company used approximately $88.4 million of the proceeds, including the reduction in the forgiveness of the Class B membership interest, of Notes due 2008 to redeem the Class B membership interest at a discount resulting in a gain of approximately $28.5 million, recorded in operations in accordance with SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.

In conjunction with the acquisition of Cadant, Inc. and Atoga Systems, the Company assumed capital lease obligations and an equipment loan related to machinery and equipment. The leases require future rental payments until 2005. The balance of the capital lease obligations and equipment loan at June 30, 2003 was approximately $1.3 million and $0.2 million, respectively.

ARRIS has not paid cash dividends on its common stock since its inception. The Company's credit agreement contains covenants that prohibit it from paying such dividends. In 2002, to implement its shareholder rights plan, the Company's board of directors declared a dividend consisting of one right for each share of its common stock outstanding. Each right represents the right to purchase one one-thousandth of a share of its Series A Participating Preferred Stock and becomes exercisable only if a person or group acquires beneficial ownership of 15% or more of its common stock or announces a tender or exchange offer for 15% or more of its common stock or under other similar circumstances.

NOTE 11. COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) for the three-month periods ended June 30, 2003 and 2002 was $(28.2) million and $(41.1) million, respectively. Total comprehensive income (loss) for the six-month periods ended June 30, 2003 and 2002 was $(24.5) million and $(101.3) million, respectively. Such comprehensive loss, which is recorded as a separate component of stockholders' equity, is related to cumulative translation adjustments and unrealized holding gains (losses) on marketable securities.

NOTE 12.  SALES INFORMATION

A significant portion of ARRIS' revenue is derived from sales to Cox Communications and Comcast (including AT&T Broadband). Sales to these two customers for the three and six-month periods ended June 30, 2003 and 2002 are set forth below (in thousands):

                                             THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                             ---------------------------      -------------------------
                                                 2003           2002            2003             2002
                                              ---------       ---------       ---------       ----------
Comcast (including AT&T Broadband) .....      $  36,099       $  77,669       $  59,903       $  125,693
% of sales .............................           35.5%           44.0%           31.0%            36.0%

Cox Communications .....................      $  19,864       $  20,312       $  44,986       $   52,979
% of sales .............................           19.5%           11.5%           23.3%            15.2%

ARRIS operates globally and offers products and services that are sold to cable system operators and telecommunications providers. ARRIS' products and services are focused in two product categories, Broadband and Supplies & Services, instead of the previous three categories. As a result of the sale of the Company's Keptel and Actives product lines in 2002, revenues from the remaining product lines within the former Transmission, Optical, and Outside Plant product category are now reported with the Supplies & Services product category. All prior period revenues have been aggregated to conform to the new product categories. Consolidated revenues by principal products category for the three and six-month periods ended June 30, 2003 and 2002 were as follows (in thousands):

                                             THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                             ---------------------------      -------------------------
                                                 2003           2002            2003             2002
                                              ---------       ---------       ---------       ----------

PRODUCT CATEGORY
   Broadband ...........................      $ 66,526        $124,120        $128,182        $238,302

   Supplies & Services .................        35,184          52,382          64,871         110,597
                                              --------        --------        --------        --------
          Total sales ..................      $101,710        $176,502        $193,053        $348,899
                                              ========        ========        ========        ========

The Company sells its products primarily in the United States with its international revenue being generated from Asia Pacific, Europe, Latin America and Canada. The Asia Pacific market primarily includes China, Hong Kong, Japan, Korea, and Singapore. The European market primarily includes Austria, Germany, France, Netherlands, Poland, Portugal, Romania, Spain, and Switzerland. The Latin American market primarily includes Argentina, the Bahamas, Chile, Colombia, Mexico, and Puerto Rico. Sales to international customers were approximately 17.5%, and 24.2% of total sales for the quarters ended June 30, 2003 and 2002, respectively. Sales for the three and six-month periods ended June 30, 2003 and 2002 are as follows (in thousands):

                                                             THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                             ---------------------------          --------------------------
                                                               2003              2002               2003              2002
                                                             --------          --------           --------          --------
INTERNATIONAL REGION
      Asia Pacific ...............................           $  9,901          $ 16,611           $ 15,269          $ 27,752
      Europe .....................................              3,785            16,514             12,853            44,826
      Latin America ..............................              2,198             6,574              3,530             9,473
      Canada .....................................              1,888             3,086              4,836             4,995
                                                             --------          --------           --------          --------
          Total international sales ..............             17,772            42,785             36,488            87,046
          Total domestic sales ...................             83,938           133,717            156,565           261,853
                                                             --------          --------           --------          --------
            Total sales ..........................           $101,710          $176,502           $193,053          $348,899
                                                             ========          ========           ========          ========

Total identifiable international assets were immaterial.

NOTE 13.  EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the periods indicated (in thousands except per share data):

                                                             THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                             ---------------------------          --------------------------
                                                               2003              2002               2003              2002
                                                             ---------         --------           --------          --------
Basic:
  Income (loss) from continuing operations .......           $ (27,769)        $ (27,032)         $ (24,323)        $ (23,589)
  Income (loss) from discontinued operations .....                  --           (13,682)                --           (19,059)
  Cumulative effect of an accounting change ......                  --                --                 --           (57,960)
                                                             ---------         ---------          ---------         ---------
    Net income (loss) ............................           $ (27,769)        $ (40,714)         $ (24,323)        $(100,608)
                                                             =========         =========          =========         =========
    Weighted average shares outstanding ..........              74,992            82,236             78,509            81,252
                                                             =========         =========          =========         =========
    Basic earnings (loss) per share ..............           $   (0.37)        $   (0.50)         $   (0.31)        $   (1.24)
                                                             =========         =========          =========         =========

Diluted:
  Income (loss) from continuing operations .......           $ (27,769)        $ (27,032)         $ (24,323)        $ (23,589)
  Income (loss) from discontinued operations .....                  --           (13,682)                --           (19,059)
  Cumulative effect of an accounting change ......                  --                --                 --           (57,960)
                                                             ---------         ---------          ---------         ---------
    Net income (loss) ............................           $ (27,769)        $ (40,714)         $ (24,323)        $(100,608)
                                                             =========         =========          =========         =========
    Weighted average shares outstanding ..........              74,992            82,236             78,509            81,252
    Net effect of dilutive stock options .........                  --                --                 --                --
                                                             ---------         ---------          ---------         ---------
         Total ...................................              74,992            82,236             78,509            81,252
                                                             =========         =========          =========         =========
         Diluted earnings (loss) per share .......           $   (0.37)        $   (0.50)         $   (0.31)        $   (1.24)
                                                             =========         =========          =========         =========

The 4 1/2% convertible subordinated notes due 2003 and 2008 were antidilutive for all periods presented. The effects of the options and warrants were not presented for all periods as the Company incurred net losses during these periods and inclusion of these securities would be antidilutive.

NOTE 14.  BUSINESS ACQUISITIONS

ACQUISITION OF ATOGA SYSTEMS

On March 21, 2003, ARRIS purchased the business and certain assets of Atoga Systems, a Fremont, California-based developer of optical transport systems for metropolitan area networks. The Company decided to undertake this transaction because it would expand the Company's existing broadband product portfolio and is anticipated to have a positive impact on future results of the Company. Under the terms of the agreement, ARRIS obtained certain inventory, fixed assets, and existing technology in exchange for approximately $0.4 million of cash and the assumption of certain lease obligations. Further, the Company retained 28 employees and issued a total of 500,000 shares of restricted stock to those employees.

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

                                                                  (IN THOUSANDS)
Cash paid to Atoga Systems .................................         $  434
Acquisition costs (legal fees) .............................            100
Assumption of certain liabilities of Atoga Systems .........          1,162
                                                                     ------
  Adjusted preliminary purchase price ......................         $1,696
                                                                     ======
Allocation of purchase price:
  Net tangible assets acquired .............................         $1,013
  Existing technology (to be amortized over 3 years) .......            683
                                                                     ------
  Total allocated preliminary purchase price ...............         $1,696
                                                                     ======

ACQUISITION OF CADANT, INC.

On January 8, 2002, ARRIS completed the acquisition of all of the assets and business of Cadant, Inc., a privately held designer and manufacturer of next generation Cable Modem Termination Systems ("CMTS"). The Company acquired Cadant because it provided significant broadband product and technology extensions and would have a positive impact on future results of the Company. As a part of this transaction:

         - ARRIS issued 5,250,000 shares of ARRIS common stock for the purchase of substantially all of Cadant's assets and certain liabilities.

         - During the second quarter of 2003, 64,350 shares of ARRIS common stock were returned to ARRIS and retired. This transaction was pursuant to the terms of a settlement agreement between ARRIS and the trustee in the liquidation of CDX Corporation (formerly know as Cadant).

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


                                                                        (IN THOUSANDS)
5,250,000 shares of ARRIS Group, Inc.'s $0.01 par value
  common stock at $10.631 per common share .......................         $ 55,813
64,350 returned shares of ARRIS Group, Inc.'s $0.01 par value
  common stock at $10.631 per common share .......................             (684)
Acquisition costs (banking fees, legal and accounting fees,
  printing costs) ................................................              898
Fair value of stock options to Cadant, Inc. employees ............           12,760
Assumption of certain liabilities of Cadant, Inc. ................           14,919
                                                                           --------
  Adjusted purchase price ........................................         $ 83,706
                                                                           ========
Allocation of Purchase Price:
  Net tangible assets acquired ...................................         $  5,063
  Existing technology (to be amortized over 3 years) .............           53,000
  Goodwill (not deductible for income tax purposes) ..............           25,643
                                                                           --------
  Total allocated purchase price .................................         $ 83,706
                                                                           ========

SUPPLEMENTAL PRO FORMA INFORMATION

Presented below is summary unaudited pro forma combined financial information for the Company, Atoga Systems, and Cadant, Inc. to give effect to the transactions. This summary unaudited pro forma combined financial information is derived from the historical financial statements of the Company, Atoga Systems, and Cadant, Inc. This information assumes the transaction was consummated at the beginning of the applicable period. This information is presented for illustrative purposes only and does not purport to represent what the financial position or results of operations of the Company, Atoga Systems, and Cadant, Inc., or the combined entity would actually have been had the transaction occurred at the applicable dates, or to project the Company's, Atoga Systems', and Cadant, Inc.'s, or the combined entity's results of operations for any future period or date. The actual results of Atoga Systems are included in the Company's operations from March 21, 2003 to June 30, 2003. The actual results of Cadant, Inc. are included in the Company's operations from January 8, 2002 to June 30, 2003.

                                                          THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                              2003            2002           2003            2002
                                                           ---------       ---------       ---------       ---------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)
Net sales ...........................................      $ 101,710       $ 176,502       $ 193,053       $ 348,899
Gross profit ........................................         27,185          60,475          51,929         118,706
Operating income (loss) .............................        (25,260)        (20,533)        (48,313)        (23,124)
Income (loss) before income taxes ...................        (27,769)        (31,153)        (25,930)        (39,864)
Income (loss) from continuing operations ............        (27,769)        (31,153)        (25,930)        (33,064)
Income (loss) from discontinued operations ..........             --         (13,682)             --         (19,059)
Net income (loss) before cumulative effect of an
  accounting change .................................        (27,769)        (44,835)        (25,930)        (52,123)
Net income (loss) ...................................      $ (27,769)      $ (44,835)      $ (25,930)      $(110,083)
                                                           =========       =========       =========       =========
Net income (loss) per common share:
  Basic and diluted .................................      $   (0.37)      $   (0.55)      $   (0.33)      $   (1.35)
                                                           =========       =========       =========       =========
Weighted average common shares:
  Basic and diluted .................................         74,992          82,236          78,509          81,484
                                                           =========       =========       =========       =========

The following table represents the amount assigned to each major asset and liability caption of Atoga Systems as of March 21, 2003 and Cadant, Inc. as of January 8, 2002, as adjusted:

                                                          AS OF ACQUISITION DATE
                                                              (IN THOUSANDS)
                                                       ----------------------------
                                                       ATOGA SYSTEMS   CADANT, INC.
                                                       -------------   ------------
     Total current assets.......................        $      330      $      782
     Property, plant and equipment, net.........        $      683      $    4,281
     Goodwill...................................        $       --      $   25,643
     Intangible assets .........................        $      683      $   53,000
     Total assets...............................        $    1,696      $   83,706
     Total current and long-term liabilities ...        $    1,696      $   14,919
     Total liabilities and membership interest..        $    1,696      $   14,919

NOTE 15.  LEGAL PROCEEDINGS

ARRIS is a party to three lawsuits brought by or against John Mezzalingua Associates, Inc. d/b/a PPC, including a suit initiated by Mezzalingua in late July 2003. The Company intends to vigorously pursue all three lawsuits against Mezzalingua. Additionally, ARRIS is a defendant in a case with Metal Press, in which Metal Press alleges that ARRIS breached a requirements contract for certain products. Discovery is substantially complete, and the Company is in the process of preparing a motion for summary judgment. ARRIS does not believe that Metal Press' claims are meritorious and intends to vigorously contest them.

NOTE 16.  SUBSEQUENT EVENTS

OPTION EXCHANGE PROGRAM

On June 27, 2003, the Company offered to all eligible employees the opportunity to exchange certain outstanding stock options for restricted shares of ARRIS common stock. The Company's Board of Directors and its eight most highly compensated executive officers during 2002 were not eligible to participate in the offer. The offer expired on July 25, 2003. On July 28, 2003, ARRIS cancelled options to purchase approximately 4.7 million shares of common stock and granted approximately 1.5 million restricted shares in exchange. Employees tendered approximately 78% of the options eligible to be exchanged under the program. In accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, the Company will record a fixed compensation expense equal to the fair market value of the shares of restricted stock granted through the offer. This cost will be amortized over the four-year vesting period for the restricted shares, and equates to a charge of approximately $0.5 million per quarter. All eligible options that were not surrendered for exchange are subject to variable accounting. This variable accounting charge will fluctuate in accordance with the market price of the ARRIS common stock until such stock options are exercised, forfeited, or expire unexercised.

COM21

On July 22, 2003, the Company announced that it had entered into a definitive agreement for the acquisition of certain cable modem termination system (CMTS) related assets of Com21, including the stock of its Irish subsidiary, for a purchase price of approximately $2.8 million, subject to the approval of the U.S. Bankruptcy court and certain other closing conditions. ARRIS will retain approximately 45 Com21 employees and will issue options to purchase a total of approximately 90 thousand shares of common stock to those employees. The newly acquired product line, along with the existing product offerings of ARRIS, will allow the Company to reach smaller scale cable systems domestically and internationally. The transaction is expected to be completed during the third quarter of 2003.

REGISTRATION OF NORTEL SHARES

On July 25, 2003, the Company filed a registration statement with the Securities and Exchange Commission on Form S-3 related to the registration for resale of 14 million shares of ARRIS common stock held by Nortel Networks. Pursuant to this registration statement, Nortel Networks, over the next two years, may sell up to 14 million shares of the Company's common stock in one or more offerings.

DIVESTITURE OF ESP

In June 2003, ARRIS entered into a non-binding letter of intent agreement with an undisclosed buyer to sell its ESP consulting services. During the three and six-month periods ended June 30, 2003, the ESP product line recorded revenue of approximately $0.6 million and $1.1 million, respectively, classified in supplies and services revenue. The ESP transaction is expected to be complete by the end of the third quarter 2003. Under the terms of the letter of intent, the Company will recognize a loss on sale in the range of $1.0 million to $2.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Set forth below is a description of how our business performed during the three and six-month periods ending June 30, 2003 as compared to the same periods in 2002. During the past two years, we have significantly changed our business through acquisitions, product line rationalizations and cost reduction actions, allowing us to focus on our long-term business strategy. As a result of our acquisitions and dispositions, our business has changed significantly and our historical results of operations are not as indicative of future results of operations as they otherwise might suggest.

CAPITAL STRUCTURE ACTIONS

Notes due 2008. On March 18, 2003, we issued $125.0 million of 4 1/2% convertible subordinated notes due March 15, 2008. These notes are convertible at the option of the holder into our common stock at $5.00 per share, subject to adjustment. We are entitled to call the notes for redemption at any time, subject to our making a "make whole" payment if we call them for redemption prior to March 15, 2006. In addition, we are required to repurchase the notes in the event of a "change in control."

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

Credit Facility. On several occasions during 2002 we modified our credit facility in order to allow us to use existing cash reserves and proceeds of asset sales to purchase or redeem our outstanding 4 1/2% convertible subordinated notes due 2003. These modifications imposed certain conditions on the use of such cash to purchase or redeem additional notes. On March 11, 2003, we amended the credit facility to permit us to issue up to $125.0 million of new convertible subordinated notes due 2008 and to use the proceeds of the new notes to redeem the Class B membership interest in Arris Interactive held by Nortel Networks and to purchase shares of our common stock held by Nortel Networks, subject to certain limitations. The amendment also reduced the revolving loan commitments to $115.0 million.

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

Notes due 2003. In May 1998, we issued $115.0 million of 4 1/2% convertible subordinated notes due May 15, 2003. In 2002, we retired $91.1 million of these notes through cash repurchases and exchanges for our common stock. During the first quarter 2003, we repurchased an additional $12.4 million of the notes, and repurchased the remaining $11.5 million of the notes during the second quarter 2003 on the maturity date on May 15, 2003.

Common Stock. Of the 37 million shares of our common stock that Nortel Networks received in 2001, it sold 15 million in a registered public offering in June 2002. In order to reduce its holdings further, in March 2003 Nortel Networks granted us an option to purchase up to 16 million shares at a 10% discount to market, subject to a minimum purchase price of $3.50 per share for 8 million shares and $4.00 per share for the remainder. In addition, to the extent that we purchased shares at a price of less than $4.00 per share, we were obligated to return to Nortel Networks a portion of the return that was forgiven with respect to the Class B membership interest, up to a maximum of $2.0 million. Pursuant to this option, on March 24, 2003, we purchased 8 million shares for an aggregate purchase price of $28.0 million. Contemporaneously with this transaction, we paid Nortel Networks $2.0 million, which represented the reduction in the forgiveness of the Class B membership interest. We did not exercise the option to repurchase the remaining 8 million shares offered by Nortel Networks, which expired on June 30, 2003. On July 25, 2003, we filed a registration statement with the Securities and Exchange Commission on Form S-3 related to the registration for resale of the remaining 14 million shares of ARRIS common stock held by Nortel Networks. Pursuant to this registration statement, Nortel Networks, over the next two years, may sell up to 14 million shares of the Company's common stock in one or more offerings.

PRODUCT PORTFOLIO ACTIONS

Acquisition of Com21. On July 22, 2003, we announced that we had entered into a definitive agreement for the acquisition of certain cable modem termination systems (CMTS) related assets of Com21, including the stock of its Irish subsidiary, for a purchase price of approximately $2.8 million, subject to the approval of the U.S. Bankruptcy court and certain other closing conditions. ARRIS will retain approximately 45 Com21 employees and will issue options to purchase a total of approximately 90 thousand shares of common stock to those employees. The newly acquired product line, along with our existing product offerings, will allow us to reach smaller scale systems domestically and internationally. The transaction is expected to be complete during the third quarter of 2003. We anticipate the transaction to be slightly dilutive to our earnings per share during the second half of 2003 and accretive in 2004.

Acquisition of Atoga Systems. On March 21, 2003, we purchased the business and certain assets of Atoga Systems, a Fremont, California-based developer of optical transport systems for metropolitan area networks. Under the terms of the agreement, we obtained certain inventory, fixed assets, and intellectual property in consideration for approximately $0.4 million of cash and the assumption of certain obligations. Further, we retained 28 employees and issued a total of 500,000 shares of restricted stock to those employees. We anticipate the transaction to be slightly dilutive to our earnings per share in 2003.

Acquisition of Cadant, Inc. On January 8, 2002, we acquired substantially all of the assets of Cadant, Inc., a designer and manufacturer of next generation CMTS. Under the terms of the transaction, we issued 5.25 million shares of our common stock and assumed approximately $14.9 million in liabilities in exchange for the assets. During the second quarter of 2003, 64,350 shares of ARRIS common stock were returned to ARRIS and retired in a settlement of claims by ARRIS against the trustee in the liquidation of CDX Corporation (formerly know as Cadant). Also in connection with the acquisition, we issued options to purchase 2.0 million shares of our common stock and 250,000 shares of restricted stock to Cadant employees. We also agreed to issue up to 2.0 million additional shares of our common stock based upon the achievement of future sales targets through January 2003 for the CMTS product. These sales targets were not achieved and no additional shares of our common stock will be issued.

Sale of ESP Consulting Services Product Line. In June 2003, we entered into a non-binding letter of intent agreement with an undisclosed buyer to sell our ESP consulting services. During the three and six-month periods ended June 30, 2003, the ESP product line recorded revenue of approximately $0.6 million and $1.1 million, respectively. The ESP transaction is expected to be complete by the end of the third quarter 2003. Under the terms of the letter of intent, we will recognize a loss on sale in the range of approximately $1.0 million to $2.0 million.

Sale of Actives Product Line. On November 21, 2002, we sold our Actives product line, excluding receivables and payables, for $31.8 million in net proceeds. The agreement provided for the transfer of inventory and equipment attributable to the product lines, plus the transfer of approximately 34 employees. Total assets of approximately $20.3 million were disposed of, which included inventory, fixed assets, and other assets attributable to the product line. Additionally, we incurred approximately $7.3 million of related closure costs, including severance, vendor liabilities, professional fees, and other shutdown expenses. In connection with the sale, the Company recognized a gain of approximately $2.2 million in 2002. During the second quarter of 2003, the Company has reduced its accrual for vendor liabilities by $2.0 million as a result of settling for amounts less than originally anticipated. With this adjustment in the second quarter, the Company has now recognized a cumulative gain of approximately $4.2 million related to the sale of this discontinued operation.

Sale of Keptel Product Line. On April 24, 2002, we sold our Keptel product line. Keptel designed and marketed network interface systems and fiber optic cable management products primarily for traditional telecommunications residential and commercial applications. The transaction generated cash proceeds of $30.0 million. Additionally, we retained a potential earnout over a twenty-four month period based on sales achievements. The transaction also included a distribution agreement whereby we will continue to distribute Keptel products. Total assets of approximately $31.1 million were disposed of, which included inventory, fixed assets, intangibles (formerly classified as goodwill), and other assets. We incurred approximately $5.0 million of related closure costs, including severance, vendor liabilities, outside consulting fees, and other shutdown expenses. The net result of the transaction was a loss on the sale of the product line of approximately $6.2 million.

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

During the second quarter of 2003, we undertook actions to further reduce our breakeven point. This included a reduction in workforce of approximately 70 employees, as well as other cost saving measures.

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

This industry downturn and other factors have adversely affected several of our largest customers. In June 2002, Adelphia Communications filed bankruptcy at a time when it owed us approximately $20.2 million in accounts receivable. As a result, we incurred a $20.2 million charge during the second quarter 2002, of which approximately $18.9 million was reflected in continuing operations and $1.3 million was reflected in discontinued operations.

In addition, as of August 11, 2003, Cabovisao, a Portugal-based customer owed us approximately 18.1 million euros in accounts receivable, after receiving a payment of approximately 0.6 million euros on August 7, 2003. A substantial portion of the accounts receivable balance is past due. This customer accounted for approximately 6% of our sales in 2002. Cabovisao and its parent company, Csii, are in the process of restructuring their financing. On June 30, 2003, Csii filed for court-supervised restructuring and recapitalization in Canada. We are continuing to monitor the progress of the financing efforts by Cabovisao and we are actively negotiating the settlement of the past due amount. Based upon these negotiations, ARRIS added approximately $6.4 million in incremental reserves for the Cabovisao receivable in the second quarter of 2003.

Further, in the fourth quarter of 2002 Comcast completed its purchase of AT&T Broadband. Historically, AT&T Broadband has been our largest customer. AT&T Broadband, with the deployment of telephony as part of its core strategy, had been using our CBR telephony products in many of its major markets. Comcast had announced that its initial priority after its acquisition of AT&T Broadband was to emphasize video and high-speed data operations and focus on improving the profitability of its telephony operations rather than subscriber growth. As a result, we experienced a significant decline in sales of our CBR telephony product to Comcast in the fourth quarter of 2002, which has continued through the first two quarters of 2003. On June 27, 2002, Comcast announced that it had chosen us to provide an initial DOCSIS 1.1 C4 CMTS to be installed at the headend of a Comcast cable system in the Philadelphia area. On January 13, 2003, we announced that Comcast had ordered an additional fifty C4 CMTS chassis for immediate data service deployment and these purchases and deployments continued through the second quarter of 2003.

SIGNIFICANT CUSTOMERS

A significant portion of ARRIS' revenue is derived from sales to Comcast (including AT&T Broadband) and Cox Communications. Sales to these two customers for the three and six-month periods ended June 30, 2003 and 2002 were as follows (in thousands):

                                           THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                           ---------------------------     -------------------------
                                              2003             2002            2003            2002
                                            ---------       ---------       ---------       ----------
Comcast (including AT&T Broadband) ...      $  36,099       $  77,669       $  59,903       $  125,693
% of sales ...........................           35.5%           44.0%           31.0%            36.0%

Cox Communications ...................      $  19,864       $  20,312       $  44,986       $   52,979
% of sales ...........................           19.5%           11.5%           23.3%            15.2%

As described above, we have uncertainties surrounding our future transactions with Adelphia Communications and Cabovisao. Sales to these two customers for the three and six-month periods ended June 30, 2003 and 2002 were as follows (in thousands):

                                           THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                           ---------------------------     -------------------------
                                              2003             2002            2003            2002
                                            ---------       ---------       ---------       ----------
Adelphia Communications ..............      $   3,945       $   5,418       $   6,766       $   21,457
% of sales ...........................            3.9%            3.1%            3.5%             6.1%

Cabovisao ............................      $      --       $  10,290       $     510       $   27,933
% of sales ...........................             --             5.8%            0.3%             8.0%

COMPARISON OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND
2002

As the sale of our Actives and Keptel product lines in 2002 represented a majority of the transmission, optical and outside plant product category, we have reclassified the results of these product lines to discontinued operations for all periods presented in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Our products and services are summarized in the following two product categories, broadband and supplies & services, instead of the previous three categories. The balance of the product lines previously reported in the former transmission, optical and outside plant product category have been combined with our supplies and services product category. All prior period amounts have been reclassified to conform to the new product categories.

Net Sales. Our sales for the second quarter 2003 decreased by 42.4% to $101.7 million as compared to the second quarter 2002 sales of $176.5 million, but increased sequentially 11.3% from the previous quarter's sales of $91.3 million. For the six-month periods ended June 30, 2003 and 2002, net sales were $193.1 million and $348.9 million, respectively, a decrease of 44.7% year-over-year.

- Broadband product revenues decreased by $57.6 million, or 46.4%, to $66.5 million in the second quarter 2003 as compared to revenues of $124.1 million during the same quarter last year, but marked an increase of $4.9 million, or 7.9%, from the previous quarter's sales of $61.7 million. This revenue growth in the second quarter 2003, as compared to the previous quarter, was the result of higher sales of our CMTS product line, which increased by over $10.0 million quarter-over-quarter as our C4 product continues to gain market share. Partially offsetting this increase was a decline in sales of our CBR telephony product line, as our customers continue to tightly manage their inventory levels. Broadband product revenues accounted for approximately 65.4% of the second quarter 2003 sales, as compared to 70.3% during the same period in 2002. Revenues for the first six months of 2003 decreased approximately $110.1 million, or 46.2%, to $128.2 million, as compared to $238.3 million for the same period in 2002. The significant year-over-year decrease for the first half of the year in broadband product revenue is the result of several factors:

         - Sales to Comcast (including AT&T Broadband) for constant bit rate ("CBR") telephony products declined by approximately $85.5 million. AT&T Broadband had been our largest customer of constant bit rate telephony products. In the fourth quarter 2002, Comcast completed its purchase of AT&T Broadband. Comcast had announced that its initial priority after its acquisition of AT&T Broadband would be to emphasize video and high-speed data operations and focus on improving the profitability of its telephony operations rather than subscriber growth. As a result, our sales of CBR products to Comcast have decreased significantly in the first half of 2003.

         - Sales internationally for the first half of 2003 declined by $50.6 million, as compared to the same period in 2002. A significant portion of this decline is attributable to the reduced purchases by Cabovisao. Sales to this customer decreased by approximately $27.4 million year over year.

- Supplies & services product revenues decreased by approximately $17.2 million, or 32.8%, to $35.2 million in the second quarter 2003 as compared to revenues of $52.4 million in the same quarter last year, but marked an increase of $5.5 million, or 18.5%, from the previous quarter's sales of $29.7 million. Supplies & services product revenues accounted for approximately 34.6% of the second quarter 2003 sales, as compared to 29.7% during the same period in 2002. Revenues for the first six months of 2003 decreased $45.7 million, or 41.3%, to $64.9 million as compared to $110.6 million for the first six months of 2002. The year-over-year decrease for the first six months of the year in supplies & services product revenue is the result of several factors:

         - A general slowdown in MSO's infrastructure spending contributed to the decrease in supplies and services sales year-over-year.

         - Revenues have been significantly impacted by the decline in shipments to Adelphia, which filed for bankruptcy during the second quarter of 2002. The bankruptcy filing by Adelphia and the resulting reduced sales to Adelphia accounted for approximately $10.0 million, or 22.0%, of the overall decrease in supplies & services product revenue year-over-year.

         - Sales of power supplies related to CBR products declined as a direct result of the significant decrease in Comcast's purchases of telephony products, as described above. Power supply revenues for the first six months of 2003 were $0.1 million, as compared to revenues of $7.8 million for the same period in 2002.

International sales decreased by approximately $25.0 million, or 58.5%, to $17.8 million for the three months ended June 30, 2003, as compared to sales of $42.8 million during the same quarter in 2002, and marked a decrease of $0.9 million, or 5.0% when compared to the previous quarter's international sales of $18.7 million. International revenue for the second quarter 2003 represented approximately 17.5% of our total revenue for the quarter, as compared to international revenue of 24.2% of our total revenue for the same period in 2002. International sales for the six months ended June 30, 2003 decreased $50.6 million, or 58.1%, to $36.5 million as compared to sales of $87.0 million recorded during the first six months of 2002. The reduced level of international business is reflective of the tight capital spending market, coupled with the specific situation with Cabovisao, as previously discussed. Cabovisao accounted for approximately $27.4 million, or 54.2%, of the decrease in total international revenues. We have halted shipments to Cabovisao until its restructuring status is clarified.

Gross Profit. Gross profit decreased by $33.3 million, or 55.1%, to $27.2 million in the second quarter 2003, as compared to $60.5 million in the second quarter 2002, but marked an increase of $2.4 million, or 9.9% over the first quarter 2003. Gross profit margins for the quarter ended June 30, 2003 decreased approximately 7.6 percentage points to 26.7% as compared to 34.3% for the same quarter of 2002. Gross profit for the six months ended June 30, 2003 was $51.9 million, or 26.9%, as compared to $118.7 million, or 34.0% for the first six months 2002. This reduction in gross margin reflects two primary factors:


         - The reduced sales volume in the first half of 2003, as compared to the same period in 2002, provided a lower base to cover our fixed costs leading to a reduction in our gross margin percentage.

         - Our gross margin within the broadband product category declined as a result of a shift in product mix. Specifically, we sold less constant bit rate headend equipment in 2003 as compared to 2002.

During 2002, a charge of $2.1 million was recorded to write off the balance of the power product line inventory. This product line was sold in late 2001. Also impacting gross margin were severance charges of $0.2 million in the six months ended June 30, 2003, as compared to charges of $0.7 million recorded during the first six months of 2002.

Selling, General, Administrative and Development ("SGA&D") Expenses. SGA&D expenses decreased by approximately $24.6 million, or 36.0%, to $43.7 million during the second quarter 2003 from $68.3 million during the second quarter 2002. SGA&D expenses for the six months ended June 30, 2003 decreased by $34.5 million, or 29.9%, to $80.9 million, as compared to $115.4 million for the first six months 2002. The year-over-year decrease in SGA&D expenses for the first six months of the year is the result of several factors:

         - Expenses related to our provision for doubtful accounts decreased by approximately $15.3 million to $7.7 million for the six months ended June 30, 2003, as compared to expense of $23.0 million during the first half of 2002. Expenses in 2003 included incremental reserve charges of $6.4 million in connection with our Cabovisao accounts receivable, and expenses in 2002 included a charge of approximately $18.9 million related to a reserve established for our Adelphia receivables.

         - The elimination of the Nortel Networks' agency fee in 2003 accounted for approximately $7.7 million of the year-over-year decrease. The agreement with Nortel Networks for international agency fees terminated in December 2002.

         - The remaining decrease was a result of the overall reduced headcount levels, the closure of our Andover facility, and aggressive operating expense management.

Restructuring and Impairment Charges. In the first quarter of 2003, ARRIS evaluated the restructuring accruals related to previously closed facilities within our broadband product category. Upon review, we recorded an additional restructuring charge of $0.3 million during the first quarter as a result of a change to the initial estimates used. During the first six months of 2002, no restructuring charges were recorded.

Amortization of Intangibles. Intangibles amortization expense for the three-month periods ended June 30, 2003 and 2002 was $8.8 million and $8.7 million, respectively. Intangibles amortization expense for the year-to-date periods ended June 30, 2003 and 2002 was $17.5 million and $17.1 million, respectively. The majority of our intangibles represent existing technology acquired as a result of the Arris Interactive L.L.C. acquisition in the third quarter 2001, the Cadant, Inc. acquisition in the first quarter 2002, and the Atoga Systems' acquisition in the first quarter 2003.

Interest Expense. Interest expense for the quarters ended June 30, 2003 and 2002 was $3.0 million and $2.1 million, respectively. Interest expense for the first half of 2003 was $4.7 million, as compared to $4.4 million recorded during the same period in 2002. Interest expense for all periods reflects the cost of borrowings on our revolving line of credit, amortization of deferred finance fees, and the interest paid on our convertible subordinated notes. As of June 30, 2003 and 2002, we did not have a balance outstanding under our credit facility. The balance of our outstanding convertible subordinated notes was $125.0 million at June 30, 2003, as compared to $99.6 million outstanding as of June 30, 2002.

Membership Interest Expense. In conjunction with the acquisition of Arris Interactive L.L.C., we issued to Nortel Networks a subordinated redeemable Class B membership interest in Arris Interactive with a face amount of $100.0 million. This membership interest earned a return of 10% per annum, compounded annually. During the first quarter 2003, we redeemed the entire Class B membership interest in Arris Interactive held by Nortel Networks, at a discount, and, therefore, the membership interest ceased. For the three-month periods ended June 30, 2003 and 2002, we recorded membership interest expense of $0 and $2.5 million, respectively. For the six-month periods ended June 30, 2003 and 2002, we recorded membership interest expense of $2.4 million and $5.0 million, respectively.

Gain on Debt Retirement. During the first quarter 2003, ARRIS redeemed the entire Class B membership interest in Arris Interactive held by Nortel Networks for approximately $88.4 million. This discounted redemption resulted in a gain of approximately $28.5 million during the first half of 2003.

During the second quarter 2002, we exchanged 1,593,789 shares of our common stock for approximately $15.4 million of the convertible subordinated notes due 2003. The exchanges were recorded in accordance with SFAS No. 84, Induced Conversions of Convertible Debt, which requires the recognition of an expense equal to the fair value of additional shares of common stock issued in excess of the number of shares that would have been issued upon conversion under the original terms of the notes. As a result, in connection with these exchanges, we recorded a non-cash loss of approximately $8.7 million, based upon a weighted average common stock value of $9.10 (as compared with a common stock value of $24.00 per share in the original conversion ratio for the notes). In connection with the exchanges, we also incurred associated fees of $0.6 million, resulting in an overall net loss of $9.3 million.

Loss (Gain) on Investments. We hold certain investments in the common stock of publicly traded companies totaling approximately $0.1 million and $0.2 million at June 30, 2003 and 2002, respectively, which are classified as trading securities. Changes in the market value of these securities and gains or losses on related sales of these securities are recognized in income and resulted in net pre-tax gain of approximately $0.1 million during the second quarter 2003 and a pre-tax loss of $0.4 million during the second quarter 2002. During the six months ended June 30, 2003, we recognized a pre-tax gain of $0.1 million as compared to a pre-tax loss of $0.6 million during the first half of 2002.

We hold certain investments in the common stock of publicly traded companies totaling approximately $1.5 million and $1.6 million at June 30, 2003 and 2002, respectively, which are classified as available for sale. Changes in the market value of these securities are recorded in other comprehensive income. These securities are also subject to a periodic impairment review; however, and the impairment analysis requires significant judgment.

In addition, we hold a number of non-marketable equity securities totaling approximately $1.7 million and $11.0 million at June 30, 2003 and 2002, respectively, which are classified as available for sale. These non-marketable equity securities are subject to a periodic impairment review; however, there are no open-market valuations, and the impairment analysis requires significant judgment. During the second quarter 2003, we recorded a charge of approximately $1.1 million in relation to the impairment of the carrying value of an investment in a start-up company, which raised a new round of financing at a substantial discount in early July 2003. During the second quarter 2002, we wrote off a $1.0 million investment in a technology start-up company, as it was unable to raise further financing and filed for bankruptcy during the second quarter 2002.

Loss (Gain) in Foreign Currency. During the second quarter 2003, we recorded a foreign currency gain of approximately $(1.5) million, as compared to a foreign currency gain of $(4.7) million for the second quarter 2002. The first six months of 2003 included a foreign currency gain of approximately $(2.0) million, as compared to a gain of $(3.9) million for the first six months of 2002. The foreign currency gains are primarily driven by the fluctuation of the value of the euro, as compared to the U.S. dollar, as we have several European customers whose receivables and collections are denominated in euros.

Other Expense (Income). Other expense (income) for the three-month periods ended June 30, 2003 and 2002 was $(32) thousand and $(5) thousand, respectively. Other expense (income) for the six-month periods ended June 30, 2003 and 2002 was $(89) thousand and $192 thousand, respectively. The other expense (income) for all periods was primarily related to interest income and bank charges.

Income Tax (Benefit) Expense. During the first quarter 2002, we recorded an income tax benefit of $6.8 million as a result of a change in tax legislation, allowing us to carry back losses for five years versus the previous limit of two years. As we are in a cumulative loss position for tax purposes, we did not incur income tax expense (benefit) during the subsequent periods.

Discontinued Operations. In 2002, ARRIS sold the Keptel and Actives product lines, which have been accounted for as discontinued operations in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, these two product lines and historical results have been reclassified accordingly for all periods presented. Revenues from the discontinued operations were $17.6 million and $36.8 million, respectively, for the three and six-month periods ended June 30, 2002. The net loss from discontinued operations, net of taxes, for the three and six-month periods ended June 30, 2002 was $(13.7) million and $(19.1) million, respectively.

Cumulative Effect of an Accounting Change - Goodwill. We adopted SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. Under the transitional provisions of SFAS No. 142, we recorded a goodwill impairment loss of approximately $(58.0) million. The impairment loss has been recorded as a cumulative effect of a change in accounting principle on the accompanying Consolidated Statement of Operations in the six months ended June 30, 2002.

Net Income (Loss). A net loss of $(27.8) million or $(0.37) per diluted share was recorded for the quarter ended June 30, 2003, all of which was related to continuing operations. A net loss of $(40.7) million or $(0.50) per diluted share was recorded for the quarter ended June 30, 2002, of which $(27.0) million or $(0.33) per diluted share related to continuing operations and $(13.7) million or $(0.17) per diluted share related to discontinued operations.

A net loss of $(24.3) million or $(0.31) per diluted share was recorded for the six months ended June 30, 2003, all of which was related to continuing operations. A net loss of $(100.6) million or $(1.24) per diluted share was recorded for the six months ended June 30, 2002, of which $(23.6) million or $(0.29) per diluted share related to continuing operations, approximately $(19.0) million or $(0.23) per diluted share related to discontinued operations, and $(58.0) million or $(0.71) per diluted share related to a cumulative effect of an accounting change.

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

Lastly, we have several multi-year commitments that are not related to the ordinary operation of our business. These include registration rights agreements with Nortel Networks and Liberty Media. Although our monetary commitments under these agreements may not be significant, they could impact our business in other ways that investors might consider significant.

Contractual Obligations and Commercial Commitments

Following is a summary of our contractual obligations and commercial commitments, excluding routine items such as purchase orders, as of June 30, 2003:

                                                                      PAYMENTS DUE
                                                   ---------------------------------------------------
CONTRACTUAL OBLIGATIONS                            7/1/03 -     1/1/06 -
                                                   12/31/05     12/31/07     AFTER 1/1/08     TOTAL
                                                   --------     --------     ------------    -------
                                                                     (IN MILLIONS)
Current portion of long-term debt ......           $  0.2       $  --        $   --          $  0.2
Long term debt .........................               --          --         125.0           125.0
Operating leases .......................             19.5         8.3           7.2            35.0
Sublease income ........................             (1.8)         --            --            (1.8)
Capital leases .........................              1.3          --            --             1.3
                                                   ------       -----        ------          ------
Total contractual cash obligations .....           $ 19.2       $ 8.3        $132.2          $159.7
                                                   ------       -----        ------          ------

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

Financing

As amended, we have in place an asset-based revolving credit facility permitting us to borrow up to $115.0 million (which can be increased under certain conditions by up to $25.0 million), based upon availability under a borrowing base calculation. In general, the borrowing base is limited to 85% of net eligible receivables (with a cap of $5.0 million in relation to foreign receivables), subject to a reserve of $10.0 million. In addition, upon obtaining appropriate asset appraisals, we may include in the borrowing base calculation 80% of the orderly liquidation value of net eligible inventory (not to exceed $60.0 million). The facility contains traditional financial covenants, including fixed charge coverage, senior debt leverage, minimum net worth, and minimum inventory turns ratios. The credit facility was amended in January 2003 to provide that the minimum net worth covenant applied only to the period prior to December 31, 2002. During the second half of 2003, it is possible that we could be in violation of the fixed charge coverage ratio; however, we are currently in negotiations with our lender to obtain a waiver in the event that we do not meet this covenant. We currently do not have any borrowings under this facility and have not for the past seven quarters. The facility is secured by substantially all of our assets. The credit facility has a maturity date of August 3, 2004. The commitment fee on unused borrowings is 0.75%.

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

As of June 30, 2003, we had no borrowings outstanding under our credit facility and approximately $7.6 million outstanding under letters of credit. We had approximately $38.8 million of available capacity. We were in compliance with all covenants mandated by the credit facility.

Cash Flow

Cash levels decreased by approximately $31.2 million during the first six months of 2003 as compared to an increase of approximately $47.9 million during the same period in 2002. Operating activities in the first half of 2003 used approximately $8.9 million in cash, and investing activities and financing activities used approximately $1.4 million and $20.9 million, respectively, in cash flow. Operating, investing, and financing activities in the first half of 2002 provided approximately $22.0 million, $25.5 million, and $0.4 million, respectively, in cash flow.

Operating activities used cash of $8.9 million during the first half of 2003. A net loss used $(24.3) million in cash flow during this period. Other non-cash items such as depreciation, amortization, provisions for doubtful accounts, a loss on disposal of fixed assets, and a loss on investments accounted for positive adjustments of approximately $39.3 million during 2003. A gain on the retirement of debt and a gain on the sale of a discontinued product line accounted for adjustments to net income of $(28.5) million and $(2.0) million, respectively. Cash proceeds from the sale of trading securities provided $0.1 million in cash flow. Decreases in both accounts receivable and other receivables, and an increase in accrued membership interest provided positive cash flows of approximately $22.4 million. An aggregate change in various other assets and liabilities also provided positive cash flows of approximately $0.4 million. These net cash inflows were offset by an increase in inventory, and a decrease in accounts payable and accrued liabilities aggregating approximately $16.3 million during the six months ended June 30, 2003.

Operating activities provided cash of approximately $22.0 million during the first half of 2002. A net loss used $(100.6) million in cash flow during this period. Other non-cash items such as depreciation, amortization, provisions for doubtful accounts, losses on investments, a loss on debt retirement, a loss on the sale of a discontinued product line, and cumulative effect of an accounting changes accounted for positive adjustments of approximately $130.5 million during the first six months of 2002. Decreases in other receivables and inventory provided positive cash flow of $3.8 million and $28.8 million, respectively. Increases in accounts payable, accrued liabilities, and accrued membership interest also provided positive cash flows of $6.9 million. These net cash inflows were offset by an increase in accounts receivable of $32.0 million, an increase in income taxes recoverable of $7.6 million, and an aggregate change in various other assets and liabilities of approximately $7.8 million.

Days sales outstanding ("DSO") were approximately 56 days at June 30, 2003 as compared to 66 days outstanding at the close of the second quarter 2002. Trade accounts receivables at the end of the second quarter 2003 were approximately $55.2 million. Included in this balance at June 30, 2003 was approximately 18.6 million euros due from Cabovisao (prior to reserves for doubtful accounts), of which a substantial portion is past due. Cabovisao and its parent company are currently in the process of restructuring their financing. See Risk Factors for further discussion.

Inventory at June 30, 2003 was $106.0 million, as compared to $104.3 million at the end of the first quarter 2003. Inventory turns were approximately 2.8 times at June 30, 2003, as compared to 3.8 times at the close of the second quarter 2002.

Cash flows used by investing activities were approximately $1.4 million for the six months ended June 30, 2003 as compared to cash flows provided of $25.5 million during the same period in 2002. The investments made during 2003 included $2.6 million related to capital expenditures and approximately $0.6 million for fees primarily related to the Atoga Systems' acquisition, offset with the final proceeds of $1.8 million related to the sale of the Actives product line. The investments during the first half of 2002 included $3.6 million spent on capital assets and approximately $0.8 million for fees related to the Cadant acquisition, offset with proceeds of $30.0 million related to the sale of the Keptel product line.

Cash flows used in financing activities were $20.9 million for the first half of 2003. Proceeds from the issuance of convertible subordinated notes due 2008 provided $125.0 million in cash, and proceeds from the issuance of common stock provided $0.6 million. These cash inflows were offset with a cash use of approximately $88.4 million to redeem the Nortel Networks membership interest, $28.0 million used to repurchase and retire 8 million shares of common stock held by Nortel Networks, and $23.9 million to repurchase a portion of the convertible subordinated notes due 2003. Other uses of cash included payments on capital lease obligations, an equipment loan, and deferred financing activities of $0.8 million, $0.1 million, and $5.3 million, respectively. Cash flows provided in financing activities were $0.4 million for the first half of 2002, resulting from the proceeds from issuance of common stock of $0.8 million offset by capital lease payments of $0.4 million.

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

We have certain international customers who are billed in their local currency. Beginning in 2002, we implemented a hedging strategy to mitigate the monetary exchange fluctuations from the time of invoice to the time of payment, and have entered into forward contracts based on a percentage of expected foreign currency receipts. The percentage can vary, based on the predictability of cash receipts. We regularly review our accounts receivable in foreign currency and purchase additional forward contracts when appropriate. As of June 30, 2003, we had one foreign currency forward purchase contract outstanding. We have recorded a liability of approximately $0.1 million at June 30, 2003, to adjust the forward contract to its current fair value. Additionally, during the second quarter 2003, we purchased a 5.0 million euro put contract with an expiration of October 31, 2003. The contract was purchased as part of our internal hedging strategy to reduce the risk associated with our euro receivables. The contract was purchased for approximately $0.2 million and the fair value adjustment as of June 30, 2003 was a loss of approximately $0.1 million.

Financial Instruments

In the ordinary course of business, we, from time to time, will enter into financing arrangements with our vendors and customers. These financial instruments include letters of credit, commitments to extend credit and guarantees of debt. These agreements could include the granting of extended payment terms that result in longer collection periods for accounts receivable and slower cash inflows from operations and/or could result in the deferral of revenue. As of June 30, 2003, we had approximately $7.6 million outstanding under letters of credit with our banks.

Investments

In the ordinary course of business, we may make strategic investments in the equity securities of various companies, both public and private. We hold certain investments in the common stock of publicly traded companies totaling approximately $0.1 million at June 30, 2003, which are classified as trading securities. Changes in the market value of these securities and gains or losses on related sales of these securities are recognized in income. We recorded a net pre-tax gain of approximately $0.1 million during the second quarter 2003 and a pre-tax loss of $0.4 million during the second quarter 2002 related to these investments. During the six months ended June 30, 2003, we recognized a pre-tax gain of $0.1 million as compared to a pre-tax loss of $0.6 million during the first half of 2002.

We hold certain additional investments in the common stock of publicly traded companies totaling approximately $1.5 million at June 30, 2003, which are classified as available for sale. In addition, we hold a number of non-marketable equity securities totaling approximately $1.7 million, which are classified as available for sale. At June 30, 2003, we had unrealized losses related to these available for sale securities of approximately $0.3 million included in comprehensive income.

We offer a deferred compensation arrangement, which allows certain employees to defer a portion of their earnings and defer the related income taxes. These deferred earnings are invested in a "rabbi trust," and are accounted for in accordance with Emerging Issues Task Force 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested. A rabbi trust is a funding vehicle used to protect deferred compensation benefits from events (other than bankruptcy). The investment in the rabbi trust is classified as a current asset on our balance sheet. At June 30, 2003, we had a cumulative unrealized gain related to the rabbi trust of approximately $0.4 million included in comprehensive income.

Capital Expenditures

Capital expenditures are made at a level designed to support the strategic and operating needs of the business. ARRIS' capital expenditures were $1.5 million and $2.6 million for the three and six months, respectively, ended June 30, 2003, as compared to $2.4 million and $3.6 million for the same periods in 2002. We had no significant commitments for capital expenditures at June 30, 2003. Management expects to invest approximately $6.0 million in capital expenditures for the year 2003.

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

FORWARD-LOOKING STATEMENTS

Certain information and statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report, including statements using terms such as "may," "expect," "anticipate," "intend," "estimate," "believe," "plan," "continue," "could be," or similar variations or the negative thereof, constitute forward-looking statements with respect to the financial condition, results of operations, and business of ARRIS, including statements that are based on current expectations, estimates, forecasts, and projections about the markets in which we operate and management's beliefs and assumptions regarding these markets. In this report, these statements include, among others, statements regarding the impact of acquisitions and divestitures, future amounts of capital expenditures, and estimates of contractual commitments. These and any other statements in this document that are not statements about historical facts are "forward-looking statements." We caution investors that forward-looking statements made by us are not guarantees of future performance and that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. Important factors that could cause results or events to differ from current expectations are described in the risk factors below. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. In providing forward-looking statements, ARRIS expressly disclaims any obligation to update publicly or otherwise these statements, whether as a result of new information, future events or otherwise except to the extent required by law.

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

Further, several of our customers have accumulated significant levels of debt and have recently announced, or are expected to announce, financial restructurings, including bankruptcy filings. For example, Adelphia has been operating under bankruptcy since the June 2002. Even if the financial health of that company and other customers improve, we cannot assure you that these customers will be in a position to purchase new equipment at levels we have seen in the past. In addition, Adelphia's bankruptcy filing has further heightened concerns in the financial markets about the domestic cable industry. This concern, coupled with the current uncertainty and volatile capital markets, has affected the market values of domestic cable operators and may further restrict their access to capital.

DEVELOPMENTS RELATING TO CABOVISAO MAY ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS.

Cabovisao, a Portugal-based MSO, accounted for approximately 6% of our total sales in 2002. As of August 11, 2003, Cabovisao owed us approximately 18.1 million euros in accounts receivable after receiving a payment of approximately
0.6 million euros on August 7, 2003. Cabovisao and its parent company, Csii, are in the process of restructuring their financing. On June 30, 2003, Csii filed for court-supervised restructuring and recapitalization in Canada. We are continuing to monitor the progress of the financing efforts by Cabovisao and we are actively negotiating the settlement of the past due amount. Based upon these negotiations, ARRIS added approximately $6.4 million in incremental reserves for the Cabovisao receivable in the second quarter of 2003. We will not deliver further products to Cabovisao until we have a satisfactory payment plan with Cabovisao and are considering what actions should be taken regarding the situation. We cannot assure you that Cabovisao will pay us according to a schedule, if at all, or that we will make any sales to Cabovisao in the future.

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

Our two largest customers are Comcast (primarily through the recently acquired AT&T Broadband business) and Cox Communications. For the six months ended June 30, 2003, sales to Comcast (including AT&T Broadband) accounted for approximately 31.0% of our total revenues, while sales to Cox Communications accounted for approximately 23.3%. We currently are the exclusive provider of telephony products for both Cox Communications and, in eight metro areas, Comcast, as successor to AT&T Broadband. In addition, we have one other customer who accounted for more than 5% each of our total revenues for the first half of 2003. The loss of Cox Communications, Comcast, or any of our other large customers, or a significant reduction in the services provided to any of them would have a material adverse impact on our business. In addition, as a result of the merger of Comcast with AT&T Broadband in late 2002, we have experienced interruptions in purchasing by the resulting Comcast entity in 2003. Comcast has announced that its initial priority after its acquisition of AT&T Broadband will be to emphasize video and high-speed data operations and focus on improving the profitability of its telephony operations at the expense of subscriber growth. As a result, we experienced a significant decline in sales of our CBR telephony product to Comcast in the fourth quarter of 2002, which has continued into 2003.

OUR CREDIT FACILITY IMPOSES FINANCIAL COVENANTS THAT MAY ADVERSELY AFFECT THE REALIZATION OF OUR STRATEGIC OBJECTIVES.

We and certain of our subsidiaries have entered into a revolving credit facility providing for borrowing up to a committed amount of $115.0 million, with borrowing also limited by a borrowing base determined by reference to eligible accounts receivable and, subject to certain conditions, eligible inventory. As of June 30, 2003, the borrowing base was $38.8 million. The credit facility imposes, among other things, covenants limiting the incurrence of additional debt and liens and requires us to meet certain financial objectives. During the second half of 2003, it is possible that we could be in violation of the fixed charge coverage ratio; however, we are currently in negotiations with our lender to obtain a waiver in the event that we do not meet this covenant. The credit facility has a maturity date of August 3, 2004. As of August 11, 2003, we had no borrowings outstanding under the credit facility. Any acceleration of the maturity date of the credit facility could have a material adverse effect on our business.

WE HAVE SIGNIFICANT STOCKHOLDERS THAT MAY NOT ACT CONSISTENTLY WITH THE INTERESTS OF OUR OTHER STOCKHOLDERS.

As of August 11, 2003, Nortel Networks owned approximately 18.7% of our common stock and Liberty Media Group beneficially owned approximately 10.3% of our common stock. These respective ownership interests result in both Nortel Networks and Liberty Media having a significant influence over us. Nortel Networks and Liberty Media may exert their respective influences or sell their respective shares at a time or in a manner that is inconsistent with the interests of our other stockholders. Any sales of substantial amounts of our common stock in the public market, or the perception that such sales might occur, could have a depressive effect on the market price of our common stock.

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

WE MAY FACE HIGHER COSTS ASSOCIATED WITH PROTECTING OUR INTELLECTUAL PROPERTY.

Our future success depends in part upon our proprietary technology, product development, technological expertise and distribution channels. We cannot predict whether we can protect our technology or whether competitors can develop similar technology independently. We have received and may continue to receive from third parties, including some of our competitors, notices claiming that we have infringed upon third-party patents or other proprietary rights. Any of these claims, whether with or without merit, could result in costly litigation, divert the time, attention and resources of our management, delay our product shipments, or require us to enter into royalty or licensing agreements. If a claim of product infringement against us is successful and we fail to obtain a license or develop non-infringing technology, our business and operating results could be adversely affected. See Part II, Item 1, with respect to pending patent litigation.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including interest rates and foreign currency rates. The following discussion of our risk-management activities includes "forward-looking statements" that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

In the past, we have used interest rate swap agreements with large creditworthy financial institutions, to manage our exposure to interest rate changes. These swaps would involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. During the quarter ended June 30, 2003, we did not have any outstanding interest rate swap agreements.

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

We have certain international customers who are billed in their local currency. Changes in the monetary exchange rates may adversely affect our results of operations and financial condition. To manage the volatility relating to these typical business exposures, we may enter into various derivative transactions, when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. The euro is the predominant currency of those customers who are billed in their local currency. Taking into account the effects of foreign currency fluctuations of the euro versus the dollar, a hypothetical 10% weakening of the U.S. dollar (as of June 30, 2003) would provide a gain on foreign currency of approximately $1.7 million. Conversely, a hypothetical 10% strengthening of the U.S. dollar would provide a loss on foreign currency of approximately $1.7 million. As of June 30, 2003, we had no material contracts, other than accounts receivable, denominated in foreign currencies.

We regularly review our accounts receivable in foreign currency and purchase forward contracts when appropriate. As of June 30, 2003, we had one foreign currency forward contract outstanding. The contract was for 1.5 million euros and was due July 31, 2003. The contract was taken out in anticipation of receiving a substantial euro payment from one of our customers, which we received on a timely basis. The fair value adjustment at June 30, 2003 was a loss of approximately $0.1 million. Additionally, during the second quarter 2003 we purchased a 5.0 million euro put contract with an expiration of October 31, 2003. The contract was purchased as part of our internal hedging strategy to reduce the risk associated with our euro receivables. The contract was purchased for approximately $0.2 million and the fair value adjustment as of June 30, 2003 was a loss of approximately $0.1 million.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Mezzalingua Litigation. ARRIS is a party to three lawsuits brought by or against John Mezzalingua Associates, Inc. d/b/a PPC, including a suit initiated by Mezzalingua in July 2003 in the Federal Court for the Western District of Wisconsin.

In the first lawsuit, John Mezzalingua Associates, Inc. d/b/a/ PPC v. Antec Corp., No. 3:01CV-482-J-25-HTS (M.D. Fla., Jacksonville Div., filed May 4,
2001), Mezzalingua alleged that ARRIS' Digicon product infringed on a design patent owned by Mezzalingua. Following a verdict in Mezzalingua's favor, Mezzalingua was awarded approximately $1.9 million in damages plus post-judgment interest. ARRIS stopped selling the allegedly infringing product and appealed the judgment. The appeal is pending.

In the second lawsuit, Arris International, Inc. and Randall A. Holliday v. John Mezzalingua Associates, Inc. d/b/a/ PPC, No. 01-WM-2061 (D. Colo. filed October 17, 2001), ARRIS and Mr. Holliday alleged that Mezzalingua's EX product infringes on two utility patents issued to Mr. Holliday and licensed to ARRIS. Mezzalingua counterclaimed on various grounds, including antitrust and unfair competition. Discovery has concluded on the primary claims and the parties have pending motions for summary judgment. A trial date has been set for April 2004.

In the third lawsuit, Mezzalingua Associates, Inc. d/b/a PPC, Inc. v. Arris International, Inc., No. 03-C-0353-C (W.D. Wis. filed July 1, 2003), Mezzalingua alleged that certain of ARRIS' Digicon products infringe on a utility patent issued to Mezzalingua on May 6, 2003. The Court preliminarily enjoined ARRIS' further sale of the product. ARRIS stopped selling the allegedly infringing product and instead is selling a new product. Mezzalingua has advised ARRIS that it may challenge this new product as well.

ARRIS intends to vigorously pursue all three lawsuits. However, ARRIS cannot provide any assurances as to the outcome of the litigation or that, if the outcome is unfavorable, the aggregate adverse results will not be material to ARRIS and its business.

Metal Press Litigation. ARRIS is a defendant in a case entitled Metal Press S.A. de C.V. v. ARRIS International, Inc. f/k/a/ Antec Corporation, No. 1:01-CV-2435-CAP (N.D. Ga., Atlanta Div., filed September 13, 2001). In general, Metal Press alleges that ARRIS breached a requirements contract for certain products. Discovery is substantially complete, and ARRIS is in the process of preparing a motion for summary judgment. ARRIS does not believe that Metal Press' claims are meritorious and intends to vigorously contest them.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders of ARRIS Group, Inc., held on May 22,
2003:

An election of nine Directors was held, and the shares so present were voted as follows for the election of each of the following:

                                            Number of         Number of
                                              Shares            Shares
                                            Voted For          Withheld
                                           -------------     -------------
         Alex B. Best                        57,280,519         5,010,332
         Harry L. Bosco                      57,387,731         5,903,120
         John (Ian) Anderson Craig           55,356,536         6,934,315
         Randy K. Dodd                       57,280,173         5,010,678
         Matthew B. Kearney                  57,280,219         5,010,632
         William H. Lambert                  56,017,049         6,273,802
         John R. Petty                       56,384,807         5,906,044
         Larry Romrell                       41,937,073        20,353,778
         Robert J. Stanzione                 56,808,904         5,481,947

A proposal was made to approve the ESPP amendment, increasing the number of shares reserved for issuance from 800,000 shares to 1,800,000 shares, and the shares so present were voted as follows:

                                        Number of Shares       Number of Shares    Number of Shares
                                            Voted For            Voted Against         Withheld
---------------------------------------------------------------------------------------------------
  Approval of the ESPP amendment            60,600,432              656,860            1,033,559

A proposal was made to approve the option exchange amendments, and the shares so present were voted as follows:

                                       Number of Shares     Number of Shares      Number of Shares
                                           Voted For         Voted Against           Withheld
---------------------------------------------------------------------------------------------------
Approval of the option exchange
amendments                                 52,834,359          8,323,730             1,132,762

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.     Description of Exhibit
-----------     ----------------------
31.1            Section 302 Certification of Chief Executive Officer
31.2            Section 302 Certification of Chief Financial Officer
32.1            Section 906 Certification of Chief Executive Officer
32.2            Section 906 Certification of Chief Financial Officer

Reports on Form 8-K

    FILING DATE         ITEMS REPORTED
    04-01-03            Item 5 and Item 7
    04-24-03            Item 7 and Item 9
    06-13-03            Item 5 and Item 7

                                   SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ARRIS GROUP, INC.

                                             /s/ Lawrence A. Margolis
                                             -----------------------------------
                                             Lawrence A. Margolis
                                             Executive Vice President,
                                             Chief Financial Officer
Dated: August 13, 2003