Form 10-Q
period 2003-09-30
ARRIS GROUP INC
filed 2003-11-14
CIK 1141107

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003

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

As of October 31, 2003, 75,194,277 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

================================================================================

                                ARRIS GROUP, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003

                                      INDEX

                                                                              Page
Part I.   Financial Information

   Item 1.    Financial Statements

              a)  Consolidated Balance Sheets as of
                  September 30, 2003 and December 31, 2002                      1

              b)  Consolidated Statements of Operations for the
                  Three and Nine Months Ended September 30, 2003 and 2002       2

              c)  Consolidated Statements of Cash Flows for the
                  Nine Months Ended September 30, 2003 and 2002                 3

              d)  Notes to the Consolidated Financial Statements                5

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                              18

   Item 3.    Quantitative and Qualitative Disclosures on Market Risk          34

   Item 4.    Controls and Procedures                                          35

Part II.  Other Information

   Item 6.    Exhibits and Reports on Form 8-K                                 36

Signatures                                                                     37


PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                ARRIS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             SEPTEMBER 30,      DECEMBER 31,
                                                                                  2003             2002
                                                                                  ----             ----
                                                                              (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents............................................       $    59,981       $    98,409
  Accounts receivable (net of allowances for doubtful accounts of
    $18,083 in 2003 and $10,698 in 2002)...............................            61,345            78,743
  Accounts receivable from Nortel Networks.............................               282             2,212
  Other receivables....................................................             1,410             3,154
  Inventories..........................................................            95,009           104,203
  Investments held for resale..........................................                 -               137
  Other current assets.................................................            13,520            14,834
                                                                              -----------       -----------
         Total current assets..........................................           231,547           301,692
Property, plant and equipment (net of accumulated depreciation of
    $48,135 in 2003 and $44,810 in 2002)...............................            27,177            34,540
Goodwill ..............................................................           150,569           151,265
Intangibles (net of accumulated amortization of $67,790 in 2003 and
    $41,506 in 2002)...................................................            41,144            64,843
Investments............................................................             2,361             4,594
Other assets...........................................................             8,894             6,478
                                                                              -----------       -----------
                                                                              $   461,692       $   563,412
                                                                              ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.....................................................       $    25,752       $    24,253
  Accrued compensation, benefits and related taxes.....................            16,947            23,423
  Accounts payable and accrued expenses - Nortel Networks..............               140            11,303
  Current portion of long-term debt....................................             1,060            23,887
  Current portion of capital lease obligations.........................                22             1,120
  Other accrued liabilities............................................            36,335            44,360
                                                                              -----------       -----------
         Total current liabilities.....................................            80,256           128,346
Capital lease obligations, net of current portion......................                 -               158
Long-term debt.........................................................           125,365                 -
                                                                              -----------       -----------
         Total liabilities.............................................           205,621           128,504
Membership interest - Nortel Networks..................................                 -           114,518
                                                                              -----------       -----------
         Total liabilities & membership interest.......................           205,621           243,022
Stockholders' equity:
  Preferred stock, par value $1.00 per share, 5.0 million shares
    authorized; none issued and outstanding............................                 -                 -
  Common stock, par value $0.01 per share, 320.0 million shares authorized; 75.2 million and 82.5 million shares issued and
    outstanding in 2003 and 2002, respectively.........................               774               831
  Capital in excess of par value.......................................           586,107           603,563
  Accumulated deficit..................................................          (320,245)         (281,329)
  Unrealized holding gain on marketable securities.....................               132               227
  Unearned compensation................................................            (9,362)           (1,649)
  Unfunded pension losses..............................................            (1,219)           (1,219)
  Cumulative translation adjustments...................................              (116)              (34)
                                                                              -----------       -----------
         Total stockholders' equity....................................           256,071           320,390
                                                                              -----------       -----------
                                                                              $   461,692       $   563,412
                                                                              ===========       ===========

        See accompanying notes to the consolidated financial statements.

                                ARRIS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                         2003               2002             2003              2002
                                                         ----               ----             ----              ----
Net sales (includes sales to Nortel of $0 and
 $1,045 for the three months and $216 and
 $2,882 for the nine months ended September
 30, 2003 and 2002, respectively)                      $ 113,111         $ 180,577         $ 306,164         $ 529,476
Cost of sales                                             81,269           115,360           222,393           345,549
                                                       ---------         ---------         ---------         ---------
   Gross profit                                           31,842            65,217            83,771           183,927

Operating expenses:
     Selling, general and administrative and
      development                                         35,058            46,106           115,979           161,551
     Restructuring and impairment charges                      -                 -               336                 -
     Amortization of intangibles                           8,812             8,708            26,284            25,786
                                                       ---------         ---------         ---------         ---------
                                                          43,870            54,814           142,599           187,337
                                                       ---------         ---------         ---------         ---------
Operating income (loss)                                  (12,028)           10,403           (58,828)           (3,410)

Interest expense                                           2,881             2,123             7,535             6,523
Membership interest                                            -             2,659             2,418             7,659
Loss (gain) on debt retirement                                 -                 -           (28,506)            9,276
Loss (gain) on investments                                   (19)              901               995             2,471
Loss (gain) in foreign currency                             (234)             (307)           (2,202)           (4,169)
Other expense (income), net                                  (63)              134              (152)              326
                                                       ---------         ---------         ---------         ---------
Income (loss) from continuing operations
  before income taxes                                    (14,593)            4,893           (38,916)          (25,496)
Income tax expense (benefit)                                   -                 -                 -            (6,800)
                                                       ---------         ---------         ---------         ---------
Net income (loss) from continuing operations             (14,593)            4,893           (38,916)          (18,696)
Income (loss) from discontinued operations                     -            (1,406)                -           (20,465)
                                                       ---------         ---------         ---------         ---------
Net income (loss) before cumulative effect of
  an accounting change                                   (14,593)            3,487           (38,916)          (39,161)
Cumulative effect of accounting change                         -                 -                 -            57,960
                                                       ---------         ---------         ---------         ---------
Net income (loss)                                      $ (14,593)        $   3,487         $ (38,916)        $ (97,121)
                                                       =========         =========         =========         =========

Net income (loss) per common share -
  Basic and diluted:
      Income (loss) from continuing operations         $   (0.19)        $    0.06         $   (0.50)        $   (0.23)
      Income (loss) from discontinued operations               -             (0.02)                -             (0.25)
      Cumulative effect of an accounting change                -                 -                 -             (0.71)
                                                       ---------         ---------         ---------         ---------
        Net income (loss)                              $   (0.19)        $    0.04         $   (0.50)        $   (1.19)
                                                       =========         =========         =========         =========

Weighted average common shares:
      Basic                                               75,039            82,506            77,339            81,675
                                                       =========         =========         =========         =========
      Diluted                                             75,039            83,110            77,339            81,675
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

                                ARRIS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                   NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                              ----------------------------
                                                                                 2003              2002
                                                                              ----------        ----------
Operating activities:
    Net income (loss)                                                         $  (38,916)       $  (97,121)
    Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
      Depreciation ...................................................            13,217            15,659
      Amortization of intangibles ....................................            26,284            25,786
      Amortization of deferred financing fees ........................             3,371             1,966
      Amortization of unearned compensation ..........................             2,254             1,304
      Provision for doubtful accounts ................................             7,860            27,066
      Loss on disposal of fixed assets ...............................                11               317
      Loss on investments ............................................               995             2,471
      Cash proceeds from sale of trading securities ..................               226                60
      Loss (gain) on debt retirement .................................           (28,506)            9,276
      Loss on sale of ESP product line ...............................             1,373                 -
      Loss (gain) on sale of discontinued product line ...............            (2,000)            8,536
      Cumulative effect of an accounting change - goodwill ...........                 -            57,960
      Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
        Accounts receivable ..........................................            10,278           (25,293)
        Other receivables ............................................             1,744             6,283
        Inventory ....................................................             9,763            41,100
        Accounts payable and accrued liabilities .....................           (21,850)          (15,299)
        Income taxes recoverable .....................................                 -             5,066
        Accrued membership interest ..................................             2,418             7,659
        Other, net ...................................................              (589)           (6,697)
                                                                              ----------        ----------
Net cash provided by (used in) operating activities ..................           (12,067)           66,099

Investing activities:
      Purchases of property, plant and equipment .....................            (4,213)           (6,532)
      Cash proceeds from sale of Keptel product line .................                 -            30,000
      Cash proceeds from sale of Actives product line ................             1,800                 -
      Cash paid for acquisitions .....................................            (2,842)             (874)
      Cash paid for disposal of ESP product line .....................              (231)                -
      Other ..........................................................                26                 -
                                                                              ----------        ----------
Net cash provided by (used in) investing activities ..................            (5,460)           22,594

Financing activities:
      Proceeds from issuance of debt .................................           126,597                 -
      Redemption of membership interest ..............................           (88,430)                -
      Repurchase and retirement of common stock ......................           (28,000)                -
      Payments on capital lease obligations ..........................            (2,122)             (650)
      Payments on debt obligations ...................................           (24,325)                -
      Deferred financing costs paid ..................................            (5,797)             (350)
      Proceeds from issuance of stock ................................             1,176             1,007
                                                                              ----------        ----------
Net cash provided by (used in) financing activities ..................           (20,901)                7
                                                                              ----------        ----------
Net increase (decrease) in cash and cash equivalents .................           (38,428)           88,700
Cash and cash equivalents at beginning of period .....................            98,409             5,337
                                                                              ----------        ----------
Cash and cash equivalents at end of period ...........................        $   59,981        $   94,037
                                                                              ==========        ==========

                                                                                     NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                ---------------------------
                                                                                   2003             2002
                                                                                ----------       ----------
Noncash investing and financing activities:
      Net tangible assets acquired, excluding cash ........................     $    2,370       $    5,063
      Net liabilities assumed .............................................         (2,135)         (15,988)
      Intangible assets acquired, including goodwill ......................          2,607           80,372
      Noncash purchase price, including 5,185,650 shares of common stock
         and fair market value of stock options issued ....................              -          (68,573)
                                                                                ----------       ----------
      Cash paid for acquisition, net of cash acquired .....................     $    2,842       $      874
                                                                                ==========       ==========
      Equity issued in exchange for 4 1/2% convertible subordinated notes
         due 2003 .........................................................     $        -       $   14,497
                                                                                ==========       ==========

Supplemental cash flow information:
      Interest paid during the period .....................................     $    3,568       $    3,310
                                                                                ==========       ==========
      Income taxes paid during the period .................................     $       45       $    2,814
                                                                                ==========       ==========

        See accompanying notes to the consolidated financial statements.

                                ARRIS GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

ARRIS Group, Inc., the successor to ANTEC Corporation (together with its consolidated subsidiaries, except as the context otherwise indicates, "ARRIS" or the "Company"), is a global broadband communications technology company, headquartered in Duluth, Georgia. ARRIS specializes in the design, engineering, development, and distribution of products for hybrid fiber-coax broadband networks. The Company provides its customers with products and services that enable reliable, high-speed, two-way broadband transmission of telephony, data, and video services.

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

NOTE 2. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer's equity shares or variations inversely related to changes in the fair value of the issuer's equity shares. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has adopted this standard and it did not have a material impact on the Company's financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments including certain derivative instruments embedded in other contracts and hedging activities under SFAS No. 133. It is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company has adopted SFAS No. 149 and it did not have a material impact on the Company's financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. This Interpretation provides clarification on the consolidation of certain entities in which equity investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Such entities are defined as variable interest entities ("VIEs"). This Interpretation requires that VIEs be consolidated by the entity considered to be the primary beneficiary of the VIE. The Interpretation is effective immediately for newly created VIEs after January 31, 2003 and was originally effective July 1, 2003 for any VIEs created prior to February 1, 2003. In October 2003, the FASB agreed to a deferral of the effective date of the Interpretation for public companies until periods ending after December 15, 2003. The Company is still evaluating the impact of Interpretation No. 46.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. The Company adopted SFAS No. 148 on January 1, 2003. See Note 3 of Notes to the Consolidated Financial Statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34 ("FIN 45"). The Company adopted FIN 45 as of January 1, 2003. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002, and are discussed in Note 4 of Notes to the Consolidated Financial Statements. The Company may, from time to time under certain circumstances, grant trade-in rights with respect to certain products. The trade-in rights are recorded in accordance with FIN 45, which may have a material impact on the Company's results of operations. When trade-in rights are granted at the time of sale, a portion of the sale is treated as a guarantee and is deferred until the trade-in right is exercised or the right expires. In determining the deferral amount, management estimates the expected trade-in rate and future value of the product upon trade-in. These factors are periodically reviewed and updated by management, and the updates may result in either an increase or decrease in the deferral. The adoption of FIN 45 did not have a material impact on the Company's results of operations or financial condition as of September 30, 2003.

In November 2002, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services or rights to use assets. The Company has adopted EITF 00-21, and the provisions of EITF 00-21 apply to revenue arrangements entered into after June 15, 2003. This accounting pronouncement did not have a significant impact on the Company's financial position or results of operations as of September 30, 2003.

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

                                                        THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                                            2003               2002               2003               2002
                                                            ----               ----               ----               ----
Net income (loss), as reported .....................     $   (14,593)       $     3,487        $   (38,916)       $   (97,121)
Add: Stock-based employee compensation included
  in reported net income, net of taxes .............           1,001                418              2,254              1,304
Deduct: Total stock-based employee compensation
  expense determined under fair value based
  methods for all awards, net of taxes .............          (4,393)            (7,444)           (17,366)           (22,207)
                                                         -----------        -----------        -----------        -----------
Net income (loss), pro forma .......................     $   (17,985)       $    (3,539)       $   (54,028)       $  (118,024)
                                                         ===========        ===========        ===========        ===========
Net income (loss) per common share:
  Basic - as reported ..............................     $     (0.19)       $      0.04        $     (0.50)       $     (1.19)
                                                         ===========        ===========        ===========        ===========
  Basic - pro forma ................................     $     (0.24)       $     (0.04)       $     (0.70)       $     (1.45)
                                                         ===========        ===========        ===========        ===========
  Diluted - as reported ............................     $     (0.19)       $      0.04        $     (0.50)       $     (1.19)
                                                         ===========        ===========        ===========        ===========
  Diluted - pro forma ..............................     $     (0.24)       $     (0.04)       $     (0.70)       $     (1.45)
                                                         ===========        ===========        ===========        ===========

NOTE 4. GUARANTEES

Warranty

ARRIS provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers, the estimated warranty obligation could be affected by changes in ongoing product failure rates, material usage and service delivery costs incurred in correcting a product failure as well as specific product class failures outside of ARRIS' baseline experience. If actual product failure rates, material usage or service delivery costs differ from estimates, revisions, which could be material, to the estimated warranty liability would be recorded. ARRIS evaluates its warranty obligations on a product line basis.

Information regarding the changes in ARRIS' aggregate product warranty liabilities was as follows for the nine-month period ended September 30, 2003 (in thousands):

Balance at December 31, 2002......................................   $    6,031
Accruals related to warranties (including changes in estimates)...        1,024
Settlements made (in cash or in kind).............................       (1,925)
                                                                     ----------
Balance at September 30, 2003.....................................   $    5,130
                                                                     ==========

NOTE 5. DISCONTINUED OPERATIONS

Upon evaluation and review of the ARRIS product portfolio, the Company concluded that the Keptel product line was not core to its long-term strategy and thus sold the product line on April 24, 2002. Keptel designed and marketed network interface systems and fiber optic cable management products primarily for traditional residential and commercial telecommunications applications. The transaction generated cash proceeds of $30.0 million. Additionally, ARRIS retained a potential earn-out over a twenty-four month period based on the achievement of sales targets. The transaction also included a distribution agreement whereby the Company will continue to distribute Keptel products until April 2005. Total assets of approximately $31.1 million were disposed of, which included inventory, fixed assets, intangibles (formerly classified as goodwill), and other assets. ARRIS incurred approximately $5.0 million of related closure costs, including severance, vendor liabilities, outside consulting fees, and other shutdown expenses. During 2002, a net loss of $6.1 million was recorded in connection with the sale of the Keptel product line. As of September 30, 2003, approximately $0.9 million related to outside consulting fees remained in an accrual to be paid. ARRIS expects to complete the remaining payments by the end of 2003.

Upon continued review of ARRIS' product portfolio, the Company sold its Actives product line on November 21, 2002, for net proceeds of $31.8 million. Total assets of approximately $20.3 million were disposed of, which included inventory, fixed assets, and other assets attributable to the product line. Additionally, ARRIS incurred approximately $7.3 million of related closure costs, including severance, vendor liabilities, professional fees, and other shutdown expenses. In connection with the sale, the Company recognized a gain of approximately $2.2 million in 2002. During the second quarter of 2003, the Company reduced its accrual for vendor liabilities by $2.0 million as a result of settling certain vendor liabilities for amounts less than originally anticipated. With this adjustment, the Company has now recognized a cumulative gain of approximately $4.2 million related to the transaction. As of September 30, 2003, approximately $0.1 million related to severance, $2.8 million related to vendor liabilities, and $0.9 million related to other shutdown expenses remained in an accrual to be paid. ARRIS expects to complete the remaining payments by the end of 2003.

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

Revenues from discontinued operations were $17.0 million and $53.8 million for the three and nine months ended September 30, 2002, respectively. The net loss from discontinued operations, net of taxes, for the three and nine months ending September 30, 2002 was $(1.4) million and $(20.5) million, respectively. During 2002, the Company recorded a net loss on these disposals of $(4.0) million. During 2003, the Company recorded a gain of $2.0 million related to the Actives adjustment described above, resulting in a cumulative net loss of $(2.0) million related to the disposal of discontinued operations. This $2.0 million gain on disposal of discontinued operations was offset by an approximately $2.0 million increase in the accrual for restructuring liabilities associated with the discontinued operations of the Company's manufacturing facilities. See Note 6 of Notes to the Consolidated Financial Statements.

NOTE 6. BUSINESS ACQUISITIONS

ACQUISITION OF CERTAIN ASSETS OF COM21

On August 13, 2003, the Company completed the acquisition of certain cable modem termination system (CMTS) related assets of Com21, including the stock of its Irish subsidiary. Under the terms of the agreement, ARRIS obtained accounts receivable, inventory, fixed assets, other current prepaid assets, and existing technology in exchange for approximately $2.4 million of cash, of which $2.2 million has been paid, and the assumption of approximately $0.6 million in liabilities. The Company has retained $0.2 million of the cash consideration for any liabilities which ARRIS may be required to pay resulting from Com21 activity prior to the acquisition date. The Company also incurred approximately $0.2 million of legal and professional fees associated with the transaction. ARRIS retained approximately 50 Com21 employees. The Company completed this acquisition because it believes that the newly acquired product line, along with the existing product offerings of ARRIS, will allow the Company to reach smaller scale cable systems domestically and internationally.

The following is a summary of the preliminary purchase price allocation to record ARRIS' purchase of certain assets of Com21, including the stock of the Irish subsidiary of Com21. The purchase price was equal to the net tangible and intangible assets acquired. The final allocation of the purchase price will be determined after completion of thorough analyses to identify and determine the fair values of Com21's tangible and identifiable intangible assets and liabilities as of the date the transaction was completed.

                                                         (IN THOUSANDS)
Cash paid to Com21 ....................................     $  2,213
Cash retainer..........................................          200
Acquisition costs .....................................          210
Assumption of certain liabilities of Com21 ............          634
                                                            --------
  Adjusted preliminary purchase price .................     $  3,257
                                                            ========
Allocation of preliminary purchase price:
  Net tangible assets acquired ........................     $  1,357
  Existing technology (to be amortized over 3 years)...        1,900
                                                            --------
  Total allocated preliminary purchase price ..........     $  3,257
                                                            ========

ACQUISITION OF ATOGA SYSTEMS

On March 21, 2003, ARRIS purchased the business and certain assets of Atoga Systems, a Fremont, California-based developer of optical transport systems for metropolitan area networks. The Company decided to undertake this transaction because it would expand the Company's existing broadband product portfolio and is anticipated to have a positive impact on future results of the Company. Under the terms of the agreement, ARRIS obtained certain inventory, fixed assets, and existing technology in exchange for approximately $0.4 million of cash and the assumption of certain lease obligations. Further, the Company retained 28 employees and issued a total of 500,000 shares of restricted stock to those employees. The value of the restricted stock will be recognized as compensation expense over the related vesting period.

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

                                                         (IN THOUSANDS)
Cash paid to Atoga Systems ............................     $    434
Acquisition costs (legal fees) ........................          100
Assumption of certain liabilities of Atoga Systems ....        1,162
                                                            --------
  Adjusted preliminary purchase price .................     $  1,696
                                                            ========
Allocation of preliminary purchase price:
  Net tangible assets acquired ........................     $  1,013
  Existing technology (to be amortized over 3 years)...          683
                                                            --------
  Total allocated preliminary purchase price ..........     $  1,696
                                                            ========

ACQUISITION OF CADANT, INC.

On January 8, 2002, ARRIS completed the acquisition of all of the assets and business of Cadant, Inc., a privately held designer and manufacturer of next generation Cable Modem Termination Systems ("CMTS"). The Company acquired Cadant because it provided significant broadband product and technology extensions of its existing product portfolio. As a part of this transaction:

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

                                                                   (IN THOUSANDS)
5,250,000 shares of ARRIS Group, Inc.'s $0.01 par value
  common stock at $10.631 per common share .....................     $   55,813
64,350 returned shares of ARRIS Group, Inc.'s $0.01 par value
  common stock at $10.631 per common share .....................           (684)
Acquisition costs (banking fees, legal and accounting fees,
  printing costs) ..............................................            897
Fair value of stock options to Cadant, Inc. employees ..........         12,760
Assumption of certain liabilities of Cadant, Inc. ..............         14,858
                                                                     ----------
  Adjusted purchase price ......................................     $   83,644
                                                                     ==========
Allocation of Purchase Price:
  Net tangible assets acquired .................................     $    5,001
  Existing technology (to be amortized over 3 years) ...........         53,000
  Goodwill (not deductible for income tax purposes) ............         25,643
                                                                     ----------
  Total allocated purchase price ...............................     $   83,644
                                                                     ==========

SUPPLEMENTAL PRO FORMA INFORMATION

Presented below is summary unaudited pro forma combined financial information for the Company, Com21, Atoga Systems, and Cadant, Inc. to give effect to the transactions. This summary unaudited pro forma combined financial information is derived from the historical financial statements of the Company, Com21, Atoga Systems, and Cadant, Inc. This information assumes the transaction was consummated at the beginning of the applicable period. This information is presented for illustrative purposes only and does not purport to represent what the financial position or results of operations of the Company, Com21, Atoga Systems, and Cadant, Inc., or the combined entity would actually have been had the transactions occurred at the applicable dates, or to project the Company's, Com21's, Atoga Systems', and Cadant, Inc.'s, or the combined entity's results of operations for any future period or date. The actual results of Com21 are included in the Company's operations from August 13, 2003 to September 30, 2003. The actual results of Atoga Systems are included in the Company's operations from March 21, 2003 to September 30, 2003. The actual results of Cadant, Inc. are included in the Company's operations from January 8, 2002 to September 30, 2003.

                                                   THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                        2003              2002             2003              2002
                                                        ----              ----             ----              ----
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                              (UNAUDITED)
Net sales ...................................        $ 113,111         $ 180,782         $ 306,164         $ 529,681
Gross profit ................................           31,842            65,143            83,771           183,849
Operating income (loss) .....................          (12,606)            5,310           (64,424)          (20,973)
Income (loss) before income taxes ...........          (15,220)             (297)          (44,728)          (43,320)
Income (loss) from continuing operations ....          (15,220)             (297)          (44,728)          (36,520)
Income (loss) from discontinued operations ..                -            (1,406)                -           (20,465)
Net income (loss) before cumulative effect of
  an accounting change ......................          (15,220)           (1,703)          (44,728)          (56,985)
Net income (loss) ...........................        $ (15,220)        $  (1,703)        $ (44,728)        $(114,945)
                                                     =========         =========         =========         =========
Net income (loss) per common share:
  Diluted ...................................        $   (0.20)        $   (0.02)        $   (0.58)        $   (1.40)
                                                     =========         =========         =========         =========
Weighted average common shares:
  Diluted ...................................           75,039            83,110            77,339            81,829
                                                     =========         =========         =========         =========

The following table represents the amount assigned to each major asset and liability caption of Com21 as of August 13, 2003, Atoga Systems as of March 21, 2003 and Cadant, Inc. as of January 8, 2002, as adjusted:

                                                         AS OF ACQUISITION DATE
                                                             (IN THOUSANDS)
                                                 ----------------------------------------
                                                                  ATOGA
                                                   COM21         SYSTEMS     CADANT, INC.
                                                 ----------     ----------   ------------

Total current assets.......................      $      273     $      330    $      782
Property, plant and equipment, net.........      $    1,084     $      683    $    4,219
Goodwill...................................      $        -     $        -    $   25,643
Intangible assets .........................      $    1,900     $      683    $   53,000
Total assets...............................      $    3,257     $    1,696    $   83,644
Total current and long-term liabilities ...      $      634     $    1,162    $   14,858

NOTE 7. BUSINESS DIVESTITURE - ELECTRONIC SYSTEM PRODUCTS ("ESP")

On August 18, 2003, ARRIS sold its engineering consulting services product line, known as ESP, to an unrelated third party. The agreement involved the transfer of net assets of approximately $1.3 million, which included accounts receivable, fixed assets, an investment, and other assets attributable to the product line. Further, the transaction provided for the transfer of approximately 30 employees. Additionally, the Company incurred approximately $0.1 million of related closure costs, primarily legal and professional fees associated with the closing. ARRIS recognized a loss on the sale of approximately $1.4 million during the third quarter 2003. The ESP product line contributed revenue of approximately $0.2 million and $1.3 million during the three and nine-month periods ended September 30, 2003, respectively, and revenue of $0.7 million and $2.5 million during the three and nine-month periods ended September 30, 2002, respectively. The ESP revenue is classified in the supplies product category. In accordance with the provisions of SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets, ESP is not reflected as a discontinued operation because it was determined to be an insignificant component of the Company's consolidated operations and assets. As of September 30, 2003, approximately $0.1 million related to legal and professional fees remained in an accrual to be paid. ARRIS expects to complete the remaining payments by the end of 2003.

NOTE 8. RESTRUCTURING AND OTHER CHARGES

On October 30, 2002, the Company announced that it would close its office in Andover, Massachusetts, which was primarily a product development and repair facility. The Company decided to close the office in order to reduce operating costs through the consolidation of its facilities. The closure affected approximately 75 employees and will be substantially completed by the end of 2003. In connection with these actions, the Company recorded a charge of approximately $7.1 million in the fourth quarter of 2002. Included in this restructuring charge was approximately $2.1 million related to remaining lease payments, $2.7 million of fixed asset write-offs, $2.1 million of severance, and $0.2 million of other costs associated with these actions. As of September 30, 2003, approximately $1.3 million related to lease commitments, $0.2 million related to severance, and $0.2 million related to other costs remained in the restructuring accrual to be paid. ARRIS expects to complete the remaining payments by the second quarter of 2006 (end of lease).

In the fourth quarter of 2001, ARRIS closed a research and development facility in Raleigh, North Carolina and recorded a $4.0 million charge related to severance and other costs associated with closing that facility. This charge included termination expenses of $2.2 million related to the involuntary dismissal of 48 employees, primarily engaged in engineering functions at that facility. Also included in the $4.0 million charge was $0.7 million related to lease commitments, $0.2 million related to the impairment of fixed assets, and $0.9 million related to other shutdown expenses. In September 2003, ARRIS took advantage of an early buyout clause in connection with the remaining lease payments, which reduced the Company's original estimate of restructuring expense by approximately $0.4 million. As of September 30, 2003, the Company has no remaining liabilities related to this closure.

In the third quarter of 2001, the Company announced a restructuring plan to outsource the functions of most of its manufacturing facilities. This decision to reorganize was due in part to the ongoing weakness in industry spending patterns. The plan entailed the implementation of an expanded manufacturing outsourcing strategy and the related closure of the four factories located in El Paso, Texas and Juarez, Mexico. As a result, the Company recorded restructuring and impairment charges of $66.2 million, of which approximately $50.1 million relates to and is classified in discontinued operations. Included in these charges was approximately $33.7 million related to the write-down of inventories, and remaining warranty and purchase order commitments of which approximately $8.6 million was reflected in cost of goods sold and $25.1 million was reflected in discontinued operations. Additional charges incurred were approximately $5.7 million related to severance and associated personnel costs, $5.9 million related to the impairment of goodwill due to the sale of the power product lines, $14.8 million related to the impairment of fixed assets, and approximately $6.1 million related to lease terminations of factories and office space and other shutdown expenses. Of these charges, approximately $7.5 million is reflected in restructuring expense and $25.0 million is reflected in discontinued operations. The personnel-related costs included termination expenses for the involuntary dismissal of 807 employees, primarily engaged in production and assembly functions performed at the facilities. ARRIS offered terminated employees separation amounts in accordance with the Company's severance policy and provided the employees with specific separation dates. Due to unforeseen delays in exiting the facility after the shutdown, the Company increased its reserve by approximately $2.4 million and $2.0 million during the fourth quarter 2002 and the second quarter 2003, respectively, charged to discontinued operations. As of September 30, 2003, approximately $0.1 million related to severance and associated personnel costs, and $2.1 million related to lease terminations of factories and office space and other shutdown costs remained in an accrual to be paid. ARRIS expects to complete the remaining payments by the end of the first quarter 2004.

NOTE 9. INVENTORIES

Inventories are stated at the lower of average, approximating first-in, first-out, cost or market. The components of inventory, net of reserves, are as follows (in thousands):

                                                SEPTEMBER 30,     DECEMBER 31,
                                                    2003              2002
                                                -------------     ------------
                                                 (UNAUDITED)
Raw material.................................    $   4,996         $   3,941
Finished goods...............................       90,013           100,262
                                                 ---------         ---------
      Total inventories......................    $  95,009         $ 104,203
                                                 =========         =========

NOTE 10. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, at cost, consists of the following (in thousands):

                                                SEPTEMBER 30,     DECEMBER 31,
                                                    2003              2002
                                                -------------     ------------
                                                 (UNAUDITED)
Land ........................................    $   1,822         $   1,822
Building and leasehold improvements .........        7,702             7,295
Machinery and equipment .....................       65,788            70,233
                                                 ---------         ---------
                                                    75,312            79,350
Less: Accumulated depreciation ..............      (48,135)          (44,810)
                                                 ---------         ---------
  Total property, plant and equipment, net...    $  27,177         $  34,540
                                                 =========         =========


NOTE 11. GOODWILL AND INTANGIBLE ASSETS

ARRIS adopted SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. Upon adoption of SFAS No. 142, the Company recorded a goodwill impairment loss of approximately $58.0 million, primarily related to the Keptel product line, based upon management's analysis including an independent valuation. The resulting impairment loss has been recorded as a cumulative effect of a change in accounting principle on the accompanying Consolidated Statements of Operations for the nine months ended September 30, 2002. The valuation was determined using a combination of the income and market approaches on an invested capital basis, which is the market value of equity plus interest-bearing debt. The Company's remaining goodwill was reviewed in the fourth quarter of 2002, and based upon management's analysis including an independent valuation, an impairment charge of $70.2 million was recorded with respect to its supplies product category. The Company will analyze its goodwill on an annual basis during the fourth quarter of each year or on an interim basis if circumstances change that would indicate the possibility of an impairment.

The changes in the carrying amount of goodwill for the year ended December 31, 2002 and for the nine months ended September 30, 2003 are as follows (in thousands):

Balance as of December 31, 2001............................................     $ 259,062
Transitional impairment charge.............................................       (57,960)
Purchase price allocation adjustment - Arris Interactive L.L.C.............            33
Goodwill in connection with Cadant, Inc. acquisition.......................        26,339
Transferred to intangible asset upon adoption of SFAS No. 142..............        (6,000)
Goodwill impairment charge, October 1, 2002................................       (70,209)
                                                                                ---------
Balance as of December 31, 2002............................................     $ 151,265
Purchase price allocation adjustments - Cadant, Inc. (see Note 6)..........          (696)
                                                                                ---------
Balance as of September 30, 2003...........................................     $ 150,569
                                                                                =========

The gross carrying amount and accumulated amortization of the Company's intangible assets, other than goodwill, as of September 30, 2003 and December 31, 2002 are as follows (in thousands):

                                            SEPTEMBER 30, 2003 (UNAUDITED)                    DECEMBER 31, 2002
                                       ---------------------------------------      ---------------------------------------
                                         GROSS       ACCUMULATED      NET BOOK        GROSS      ACCUMULATED       NET BOOK
                                        AMOUNT       AMORTIZATION      VALUE          AMOUNT     AMORTIZATION       VALUE
                                       --------      ------------     --------      ---------    ------------      --------
Existing technology acquired:
     Arris Interactive L.L.C ....      $  51,500      $ (37,053)      $ 14,447      $  51,500      $ (24,178)      $ 27,322
     Cadant, Inc. ...............         53,000        (30,578)        22,422         53,000        (17,328)        35,672
     Atoga Systems ..............            685           (113)           572              -              -              -
     Com21 ......................          1,900            (46)         1,854              -              -              -
Pension asset ...................          1,849              -          1,849          1,849              -          1,849
                                       ---------      ---------       --------      ---------      ---------       --------
     Total ......................      $ 108,934      $ (67,790)      $ 41,144      $ 106,349      $ (41,506)      $ 64,843
                                       =========      =========       ========      =========      =========       ========

Amortization expense recorded on the intangible assets listed in the above table for the three months ended September 30, 2003 and 2002 was $8.8 million and $8.7 million, respectively. Amortization expense for the nine months ended September 30, 2003 and 2002 was $26.3 million and $25.8 million, respectively. The estimated remaining amortization expense is as follows (in thousands):

2003................       $  8,957
2004................       $ 28,683
2005................       $  1,200
2006................       $    455
2007................       $      -

NOTE 12. LONG TERM DEBT, CAPITAL LEASE OBLIGATIONS AND MEMBERSHIP INTEREST

Long term debt, capital lease obligations and membership interest consist of the following (in thousands):

                                                           SEPTEMBER 30,  DECEMBER 31,
                                                               2003           2002
                                                           -------------  ------------
                                                            (UNAUDITED)
Capital lease obligations                                   $       22     $    1,278
Machinery and equipment notes payable                            1,425              -
Membership interest -Nortel Networks                                 -        114,518
4.5% Convertible Subordinated Notes due 2003                         -         23,887
4.5% Convertible Subordinated Notes due 2008                   125,000              -
                                                            ----------     ----------
  Total debt, capital lease obligations and membership         126,447        139,683
    interest
  Less current portion                                          (1,082)       (25,007)
                                                            ----------     ----------
  Total long term debt, capital lease obligations and
    membership interest                                     $  125,365     $  114,676
                                                            ==========     ==========

On March 18, 2003, the Company issued $125.0 million of 4 1/2% Convertible Subordinated Notes due 2008 ("Notes due 2008"). The Notes due 2008 are convertible, at the option of the holder, at any time prior to maturity, into the Company's common stock at a conversion price of $5.00 per share, subject to adjustment. The Notes due 2008 will pay interest semi-annually, based on an annual rate of 4 1/2%, on March 15 and September 15 of each year, commencing September 15, 2003. The Company used approximately $88.4 million of the proceeds from the issuance, including the reduction in the forgiveness of the Class B membership interest, to redeem the Class B membership interest in Arris Interactive held by Nortel Networks resulting in a gain of approximately $28.5 million, recorded in operations in accordance with SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The Company used approximately $28.0 million of the proceeds of the issuance to repurchase and retire 8 million shares of its common stock held by Nortel Networks at a discount. As of September 30, 2003, there were $125.0 million of the Notes due 2008 outstanding.

In 1998, the Company issued $115.0 million of 4 1/2% Convertible Subordinated Notes due May 15, 2003 ("Notes due 2003"). The Notes due 2003 were convertible, at the option of the holder, at any time prior to maturity, into the Company's common stock at a conversion price of $24.00 per share. In 2002, ARRIS exchanged 1,593,789 shares of its common stock for approximately $15.4 million of the Notes due 2003. Additionally, the Company redeemed $23.9 million and $75.7 million of the Notes due 2003 during 2003 and 2002, respectively, using cash. As of May 15, 2003, all of the Notes due 2003 were redeemed.

The Company has in place an asset-based revolving credit facility (the "Credit Facility") permitting the Company to borrow up to $92.5 million (which can be increased under certain conditions by up to $25.0 million), based upon availability under a borrowing base calculation. In general, the borrowing base is limited to 85% of net eligible receivables (with a cap of $5.0 million in relation to foreign receivables), subject to a reserve of $10.0 million. In addition, upon obtaining appropriate asset appraisals the Company may include in the borrowing base calculation 80% of the orderly liquidation value of net eligible inventory (not to exceed $60.0 million). The Credit Facility contains traditional financial covenants, including fixed charge coverage, senior debt leverage, minimum net worth, and minimum inventory turns ratios. The facility is secured by substantially all of the Company's assets. The Credit Facility has a maturity date of August 3, 2004. The commitment fee on unused borrowings is 0.75%.

The Credit Facility was amended in January 2003 to provide that the minimum net worth covenant applied only to the period prior to December 31, 2002. In March 2003, ARRIS amended its credit facility to permit the Company to issue up to $125.0 million of the Notes due 2008, to use the proceeds of such notes as described above. The amendment also reduced the revolving loan commitments by $10.0 million to $115.0 million. The Credit Facility was further amended in August 2003 to reduce the aggregate revolving loan commitments to $92.5 million and to waive the fixed charge coverage ratio for the third and fourth quarters of 2003. In conjunction with obtaining the waiver, the financial covenants were expanded to include EBITDA covenants for the third and fourth quarters of 2003. The EBITDA covenant for the third quarter 2003 was met and the Company anticipates meeting the covenant in the fourth quarter.

As of September 30, 2003, ARRIS had no borrowings outstanding under its credit facility and approximately $7.0 million outstanding under letters of credit. The Company had approximately $47.1 million of available borrowing capacity.

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

In conjunction with the acquisition of Cadant, Inc. and Atoga Systems, the Company assumed capital lease obligations and a note payable related to machinery and equipment. The leases required future rental payments until 2005; however, during the third quarter 2003, the Company paid the remaining Cadant lease payments at an early buyout discount using the proceeds of a new note payable. The new note payable is due January 2005 with an interest rate of 5% per annum. The balance of the remaining capital lease obligations and notes payable at September 30, 2003 was approximately $1.4 million.

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

NOTE 13. COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) for the three-month periods ended September 30, 2003 and 2002 was $(14.6) million and $3.8 million, respectively. Total comprehensive income (loss) for the nine-month periods ended September 30, 2003 and 2002 was $(39.1) million and $(97.5) million, respectively. Such comprehensive loss, which is recorded as a separate component of stockholders' equity, differs from net loss due to cumulative translation adjustments and unrealized holding gains (losses) on marketable securities.

NOTE 14. SALES INFORMATION

A significant portion of ARRIS' revenue is derived from sales to Comcast and Cox Communications. Sales to these two customers for the three and nine-month periods ended September 30, 2003 and 2002 are set forth below (in thousands):

                            THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                            --------------------------------   -------------------------------
                                  2003            2002              2003            2002
                                  ----            ----              ----            ----
Comcast .................      $  35,809       $  89,548         $  95,540       $  215,240
% of sales ..............           31.7%           49.6%             31.2%            40.7%

Cox Communications ......      $  29,801       $  23,647         $  74,748       $   76,627
% of sales ..............           26.3%           13.1%             24.4%            14.5%

ARRIS operates globally and offers products and services that are sold to cable system operators and telecommunications providers. ARRIS' products and services are focused in two product categories, Broadband and Supplies, instead of the previous three categories. As a result of the sale of the Company's Keptel and Actives product lines in 2002, revenues from the remaining product lines within the former Transmission, Optical, and Outside Plant product category are now reported with the Supplies product category. All prior period revenues have been aggregated to conform to the new product categories. Consolidated revenues by principal products category for the three and nine-month periods ended September 30, 2003 and 2002 were as follows (in thousands):

                            THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                            --------------------------------    -------------------------------
                                  2003            2002               2003            2002
                                  ----            ----               ----            ----
PRODUCT CATEGORY
  Broadband..............      $   75,050      $  132,341         $  203,232      $  370,643

  Supplies...............          38,061          48,236            102,932         158,833
                               ----------      ----------         ----------      ----------
       Total sales.......      $  113,111      $  180,577         $  306,164      $  529,476
                               ==========      ==========         ==========      ==========

The Company sells its products primarily in the United States with its international revenue being generated from Asia Pacific, Europe, Latin America and Canada. The Asia Pacific market primarily includes China, Hong Kong, Japan, Korea, and Singapore. The European market primarily includes Austria, Germany, France, Netherlands, Poland, Portugal, Romania, Spain, and Switzerland. The Latin American market primarily includes Argentina, the Bahamas, Chile, Colombia, Mexico, and Puerto Rico. Sales to international customers were approximately 17.5%, and 24.2% of total sales for the quarters ended September 30, 2003 and 2002, respectively. Sales for the three and nine-month periods ended September 30, 2003 and 2002 are as follows (in thousands):

                                       THREE MONTHS ENDED SEPTEMBER  30,    NINE MONTHS ENDED SEPTEMBER  30,
                                       ---------------------------------    --------------------------------
                                              2003          2002                   2003          2002
                                              ----          ----                   ----          ----
INTERNATIONAL REGION
  Asia Pacific....................         $    7,077    $   11,585             $   22,346    $   39,337
  Europe..........................              6,119        13,454                 18,972        58,280
  Latin America...................              2,066         6,735                  5,596        16,208
  Canada..........................              2,272         2,248                  7,108         7,243
                                           ----------    ----------             ----------    ----------
    Total international sales.....             17,534        34,022                 54,022       121,068
    Total domestic sales..........             95,577       146,555                252,142       408,408
                                           ----------    ----------             ----------    ----------
      Total sales.................         $  113,111    $  180,577             $  306,164    $  529,476
                                           ==========    ==========             ==========    ==========

Total identifiable international assets were immaterial.

NOTE 15. EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the periods indicated (in thousands except per share data):

                                                     THREE MONTHS ENDED SEPTEMBER  30,   NINE MONTHS ENDED SEPTEMBER  30,
                                                     ---------------------------------   --------------------------------
                                                          2003            2002                 2003            2002
                                                          ----            ----                 ----            ----
Basic:
  Income (loss) from continuing operations......        $  (14,593)     $    4,893          $  (38,916)     $  (18,696)
  Income (loss) from discontinued operations....                 -          (1,406)                  -         (20,465)

  Cumulative effect of an accounting change.....                 -               -                   -         (57,960)
                                                        ----------      ----------          ----------      ----------
    Net income (loss)...........................        $  (14,593)     $    3,487          $  (38,916)     $  (97,121)
                                                        ==========      ==========          ==========      ==========
    Weighted average shares outstanding.........            75,039          82,506              77,339          81,675
                                                        ==========      ==========          ==========      ==========
    Basic earnings (loss) per share.............        $    (0.19)     $     0.04          $    (0.50)     $    (1.19)
                                                        ==========      ==========          ==========      ==========

Diluted:
  Income (loss) from continuing operations......        $  (14,593)     $    4,893          $  (38,916)     $  (18,696)

Income (loss) from discontinued operations .....                 -          (1,406)                  -         (20,465)
Cumulative effect of an accounting change ......                 -               -                   -         (57,960)
                                                        ----------      ----------          ----------      ----------
    Net income (loss) ..........................        $  (14,593)     $    3,487          $  (38,916)     $  (97,121)
                                                        ==========      ==========          ==========      ==========
    Weighted average shares outstanding ........            75,039          82,506              77,339          81,675
    Net effect of dilutive stock options .......                 -             604                   -               -
                                                        ----------      ----------          ----------      ----------
         Total .................................            75,039          83,110              77,339          81,675
                                                        ==========      ==========          ==========      ==========
         Diluted earnings (loss) per share .....        $    (0.19)     $     0.04          $    (0.50)     $    (1.19)
                                                        ==========      ==========          ==========      ==========

The 4 1/2% convertible subordinated notes due 2003 and 2008 were antidilutive for all periods presented. The effects of options were not presented for the three months ended September 30, 2003 and the nine months ended September 30, 2003 and 2002 as the Company incurred net losses during these periods and inclusion of these securities would be antidilutive.

NOTE 16. OPTION EXCHANGE PROGRAM

On June 27, 2003, the Company offered to all eligible employees the opportunity to exchange certain outstanding stock options for restricted shares of ARRIS common stock. The Company's Board of Directors and its eight most highly compensated executive officers during 2002 were not eligible to participate in the offer. The offer expired on July 25, 2003. On July 28, 2003, ARRIS cancelled options to purchase approximately 4.7 million shares of common stock and granted approximately 1.5 million restricted shares in exchange. Employees tendered approximately 76% of the options eligible to be exchanged under the program. In accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, the Company will record a fixed compensation expense equal to the fair market value of the shares of restricted stock granted through the offer. This cost will be amortized over the four-year vesting period for the restricted shares, and equates to a charge of approximately $0.5 million per quarter. All eligible options that were not surrendered for exchange are subject to variable accounting. This variable accounting charge will fluctuate in accordance with the market price of the ARRIS common stock until such stock options are exercised, forfeited, or expire unexercised.

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

Our critical accounting policies and estimates are disclosed extensively in our Form 10-K for the year ended December 31, 2002, as filed with the United States Securities and Exchange Commission. That discussion is incorporated herein by reference. In addition to the policies and estimates discussed in our most recent Form 10-K, following is a summary of our accounting policy with regards to revenue recognition.

Revenue Recognition

ARRIS' revenue recognition policies are in compliance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as issued by the Securities and Exchange Commission.

Product revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. Contracts and customer purchase orders generally are used to determine the existence of an arrangement. Shipping documents, proof of delivery and customer acceptance (when applicable) are used to verify delivery. Revenue is deferred if certain circumstances exist, including:

         - when undelivered products or services that are essential to the functionality of the delivered product exist, revenue is deferred until such undelivered products or services are delivered,

         - when final acceptance of the product is specified by the customer, revenue is deferred until the acceptance criteria have been met, or

         - when trade-in rights are granted at the time of sale, a portion of the sale is treated as a guarantee and is deferred until the trade-in right is exercised or the right expires. In determining the deferral amount, management estimates the expected trade-in rate and future value of the product upon trade-in. These factors are periodically reviewed and updated by management, and the updates may result in either an increase or decrease in the deferral. Such deferrals have been immaterial to date. Actual results could materially differ from the estimates made by management. See the discussion related to FIN 45 in Note 2 of the Notes to the Consolidated Financial Statements.

ARRIS' Cadant C4 CMTS is, by design, an upgradeable product. We currently are developing a DOCSIS 2.0 module for this product, which customers can interchange for a DOCSIS 1.1 module. We anticipate that as part of some arrangements, where price, quantity and other terms support it, customers may be granted trade-in rights if the customers choose to move from DOCSIS 1.1 to DOCSIS 2.0 modules. If granted, a portion of the future sales of DOCSIS 1.1 modules will likely be deferred, in accordance with FIN 45, applying the deferral methodology described above in the description relating to trade-in rights. It is possible that other trade-in rights may also be granted in the future.

Sales of services are recognized at the time of performance. ARRIS resells software developed by outside third parties as well as internally developed software. Software sold by ARRIS does not require significant production, modification or customization. Software revenue is generally recognized when shipment is made, no significant vendor obligations remain and collection is considered reasonable assured.

OVERVIEW

Set forth below is a description of how our business performed during the three and nine-month periods ending September 30, 2003 as compared to the same periods in 2002. During the past two years, we have significantly changed our business through product portfolio actions and cost reduction actions, allowing us to focus on our long-term business strategy. As a result of our acquisitions and dispositions, our business has changed significantly and our historical results of operations are not as indicative of future results of operations as they otherwise might suggest.

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

Credit Facility. On several occasions during 2002 we modified our credit facility in order to allow us to use existing cash reserves and proceeds of asset sales to purchase or redeem our outstanding 4 1/2% convertible subordinated notes due 2003. These modifications imposed certain conditions on the use of such cash to purchase or redeem additional notes. In March 2003, we amended the credit facility to permit us to issue up to $125.0 million of new convertible subordinated notes due 2008 and to use the proceeds of the new notes to redeem the Class B membership interest in Arris Interactive held by Nortel Networks and to purchase shares of our common stock held by Nortel Networks, subject to certain limitations. The amendment also reduced the revolving loan commitments to $115.0 million. The Credit Facility was amended in January 2003 to provide that the minimum net worth covenant applied only to the period prior to December 31, 2002. The Credit Facility was further amended in August 2003 to reduce the aggregate revolving loan commitments to $92.5 million and to waive the fixed charge coverage ratio for the third and fourth quarters of 2003. In conjunction with obtaining the waiver, the financial covenants were expanded to include EBITDA covenants for the third and fourth quarters of 2003. The EBITDA covenant for the third quarter 2003 was met and the Company anticipates meeting the covenant in the fourth quarter.

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

PRODUCT PORTFOLIO ACTIONS

Acquisition of Certain Assets of Com21. On August 13, 2003, we completed the acquisition of certain cable modem termination system (CMTS) related assets of Com21, including the stock of its Irish subsidiary. Under the terms of the agreement, we obtained accounts receivable, inventory, fixed assets, other current prepaid assets, and existing technology in exchange for approximately $2.4 million of cash, of which $2.2 million has been paid, and the assumption of approximately $0.6 million in liabilities. We retained $0.2 million of the cash consideration for any liabilities we may be required to pay resulting from Com21 activity prior to the acquisition date. We also incurred approximately $0.2 million of legal and professional fees associated with the transaction. We retained approximately 50 Com21 employees. We completed this acquisition because we believe that the newly acquired product line, along with the existing product offerings of ARRIS, will allow us to reach smaller scale cable systems domestically and internationally. We anticipate the transaction to be slightly dilutive to our earnings in 2003.

Acquisition of Atoga Systems. On March 21, 2003, we purchased the business and certain assets of Atoga Systems, a Fremont, California-based developer of optical transport systems for metropolitan area networks. Under the terms of the agreement, we obtained certain inventory, fixed assets, and intellectual property in consideration for approximately $0.4 million of cash and the assumption of certain obligations. Further, we retained 28 employees and issued a total of 500,000 shares of restricted stock to those employees. The value of the restricted stock will be recognized as compensation expense over the related vesting period. We anticipate the transaction to be slightly dilutive to our earnings in 2003.

Acquisition of Cadant, Inc. On January 8, 2002, we acquired substantially all of the assets of Cadant, Inc., a designer and manufacturer of next generation CMTS. Under the terms of the transaction, we issued 5.25 million shares of our common stock and assumed approximately $14.9 million in liabilities in exchange for the assets. During the second quarter of 2003, 64,350 shares of ARRIS common stock were returned to ARRIS and retired in a settlement of claims by ARRIS against the trustee in the liquidation of CDX Corporation (formerly known as Cadant). Also in connection with the acquisition, we issued options to purchase 2.0 million shares of our common stock and 250,000 shares of restricted stock to Cadant employees. We also agreed to issue up to 2.0 million additional shares of our common stock based upon the achievement of future sales targets through January 2003 for the CMTS product, which were not met.

Sale of ESP Consulting Services Product Line. On August 18, 2003, we sold our engineering consulting services product line, known as ESP, to an unrelated third party. The agreement involved the transfer of net assets of approximately $1.3 million, which included accounts receivable, fixed assets, an investment, and other assets attributable to the product line. Further, the transaction provided for the transfer of approximately 30 employees. Additionally, we incurred approximately $0.1 million of related closure costs, primarily legal and professional fees associated with the closing. We recognized a loss on the transaction of approximately $1.4 million during the third quarter 2003. The ESP product line contributed revenue of approximately $0.2 million and $1.3 million during the three and nine-month periods ended September 30, 2003, respectively, and revenue of $0.7 million and $2.5 million during the three and nine-month periods ended September 30, 2002, respectively. The ESP revenue is classified in the supplies product category. In accordance with the provisions of SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets, ESP is not reflected as a discontinued operation because it was determined to be an insignificant component of the Company's consolidated operations and assets.

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

Sale of Keptel Product Line. On April 24, 2002, we sold our Keptel product line. Keptel designed and marketed network interface systems and fiber optic cable management products primarily for traditional telecommunications residential and commercial applications. The transaction generated cash proceeds of $30.0 million. Additionally, we retained a potential earnout over a twenty-four month period based on sales achievements. The transaction also included a distribution agreement whereby we will continue to distribute Keptel products. Total assets of approximately $31.1 million were disposed of, which included inventory, fixed assets, intangibles (formerly classified as goodwill), and other assets. We incurred approximately $5.0 million of related closure costs, including severance, vendor liabilities, outside consulting fees, and other shutdown expenses. The net result of the transaction was a loss on the sale of the product line of approximately $6.1 million.

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

During the first three quarters of 2003, we undertook actions to further reduce our breakeven point. This included a reduction in workforce of a total of approximately 125 employees, as well as other cost saving measures.

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

Developments in the industry and in the capital markets over the past several years have reduced access to funding for new and existing customers, causing delays in the timing and scale of deployments of our equipment, as well as the postponement or cancellation of certain projects by our customers. In addition, during the same period, we and other vendors received notification that several customers were canceling new projects or scaling back existing projects or delaying new orders to allow them to reduce inventory levels which were in excess of their current deployment requirements.

This industry downturn and other factors have adversely affected several of our largest customers. In September 2002, Adelphia Communications filed bankruptcy at a time when it owed us approximately $20.2 million in accounts receivable. As a result, we incurred a $20.2 million charge during the second quarter 2002, of which approximately $18.9 million was reflected in continuing operations and $1.3 million was reflected in discontinued operations.

As of November 12, 2003, Cabovisao, a Portugal-based customer owed us approximately 18.1 million euros in accounts receivable, after receiving a payment of approximately 0.6 million euros on August 7, 2003. A substantial portion of the accounts receivable balance is past due. This customer accounted for approximately 6% of our sales in 2002. Cabovisao and its parent company, Csii, are in the process of restructuring their financing. On June 30, 2003, Csii filed for court-supervised restructuring and recapitalization in Canada. We are continuing to monitor the progress of the financing efforts by Cabovisao and we are actively negotiating the settlement of the past due amount. ARRIS added approximately $6.4 million in incremental reserves for the Cabovisao receivable in the second quarter of 2003.

In the fourth quarter of 2002 Comcast completed its purchase of AT&T Broadband. Historically, AT&T Broadband had been our largest customer. AT&T Broadband, with the deployment of telephony as part of its core strategy, had been using our CBR telephony products in many of its major markets. Comcast had announced that its initial priority after its acquisition of AT&T Broadband was to emphasize video and high-speed data operations and focus on improving the profitability of its telephony operations rather than subscriber growth. As a result, we experienced a significant decline in sales of our constant bit rate, or CBR, telephony product to Comcast beginning in the fourth quarter of 2002 and continuing through 2003. However, this decline has been partially offset by an increase in CMTS C4 sales to Comcast.

SIGNIFICANT CUSTOMERS

A significant portion of ARRIS' revenue is derived from sales to Comcast and Cox Communications. Sales to these two customers for the three and nine-month periods ended September 30, 2003 and 2002 were as follows (in thousands):


                                THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                --------------------------------       -------------------------------
                                    2003               2002               2003                2002
                                    ----               ----               ----                ----
Comcast..................         $35,809            $89,548            $95,540            $215,240
% of sales...............            31.7%              49.6%              31.2%               40.7%

Cox Communications.......         $29,801            $23,647            $74,748            $ 76,627
% of sales...............            26.3%              13.1%              24.4%               14.5%

As described above, we have uncertainties surrounding our future transactions with Adelphia Communications and Cabovisao. Sales to these two customers for the three and nine-month periods ended September 30, 2003 and 2002 were as follows (in thousands):

                                   THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                   --------------------------------       -------------------------------
                                       2003               2002               2003                2002
                                       ----               ----               ----                ----
Adelphia Communications.....          $4,109             $  796             $10,875            $22,253
% of sales..................             3.6%               0.4%                3.6%               4.2%

Cabovisao...................          $  107             $8,287             $   617            $36,024
% of sales..................             0.1%               4.6%                0.2%               6.8%

COMPARISON OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

As the sale of our Actives and Keptel product lines in 2002 represented a majority of the transmission, optical and outside plant product category, we reclassified the results of these product lines to discontinued operations for all periods presented in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the

Impairment or Disposal of Long-Lived Assets. Our products and services are summarized in the following two product categories, broadband and supplies, instead of the previous three categories. The balance of the product lines previously reported in the former transmission, optical and outside plant product category have been combined with our supplies product category. All prior period amounts have been reclassified to conform to the new product categories.

Net Sales. Our sales for the third quarter 2003 decreased by 37.4% to $113.1 million as compared to the third quarter 2002 sales, but increased 11.2% sequentially from the sales recorded in the second quarter 2003. For the nine-month periods ended September 30, 2003 and 2002, net sales were $306.2 million and $529.5 million, respectively, a decrease of 42.2% year-over-year.

- Broadband product revenues decreased by $57.3 million or 43.3%, to $75.1 million in the third quarter 2003 as compared to the same quarter last year, but marked an increase of $8.6 million or 12.9%, from the previous quarter's sales of $66.5 million. The revenue growth in the third quarter 2003, as compared to the previous quarter, was primarily the result of increased sales to Cox Communications of our CBR telephony product line. Revenues for the first nine months of 2003 decreased approximately $167.4 million or 45.2%, to $203.2 million as compared to the same period in 2002. The significant decrease in broadband product revenue in 2003 as compared to 2002 is the result of several factors:

                  - Sales to Comcast for constant bit rate ("CBR") telephony products declined by approximately $156.0 million. AT&T Broadband had been our largest customer of CBR telephony products. In the fourth quarter 2002, Comcast completed its purchase of AT&T Broadband. Comcast had announced that its initial priority after its acquisition of AT&T Broadband would be to emphasize video and high-speed data operations and focus on improving the profitability of its telephony operations rather than subscriber growth. As a result, our sales of CBR products to Comcast have decreased significantly in 2003. This decline has been partially offset by an increase in CMTS C4 sales to Comcast.

                  - Broadband product revenue internationally declined by $65.6 million during the first nine months of 2003, as compared to the same period in 2002. A significant portion of this decline is attributable to the reduced purchases by Cabovisao, which accounted for approximately $36.0 million in broadband international revenue for the first nine months of 2002.

- Supplies product revenues decreased by approximately $10.1 million or 21.1%, to $38.1 million in the third quarter 2003 as compared to revenues of $48.2 million in the same quarter last year; however, third quarter 2003 marked an increase of $2.9 million or 8.2%, from the previous quarter's sales. The sequential quarter-over-quarter growth was predominantly due to the increase of cable modem sales during the third quarter 2003. Revenues for the first nine months of 2003 decreased $55.9 million or 35.2%, to $102.9 million as compared to the first nine months of 2002. The year-over-year decrease for the first nine months of the year in supplies product revenue is the result of several factors:

                  - Sales of power supplies related to CBR products declined as a direct result of the significant decrease in Comcast's purchases of telephony products, as described above. Consolidated power supply revenue for the first nine months of 2003 was $0.2 million, as compared to revenue of $15.2 million for the same period in 2002.

                  - Revenues have been significantly impacted by the decline in shipments to Adelphia, which filed for bankruptcy during the second quarter of 2002. The bankruptcy filing by Adelphia and the resulting reduced sales to Adelphia accounted for approximately $7.9 million of the overall decrease in supplies product revenue year-over-year.

                  - A general slowdown in MSO's infrastructure spending contributed to the remaining decrease in supplies revenue year-over-year.

International sales decreased by approximately $16.5 million or 48.5%, to $17.5 million for the three months ended September 30, 2003 as compared to the same quarter in 2002, and marked a decrease of $0.3 million or 1.7%, when compared to the previous quarter's international sales. International sales for the nine months ended September 30, 2003 decreased $67.0 million or 55.4%, to $54.0 million as compared to sales recorded during the same period in 2002. The reduced level of international business is reflective of the tight capital spending market, coupled with the situation with Cabovisao, as previously discussed. Cabovisao accounted for approximately $36.0 million or 54%, of the decrease in total international revenues. We have halted shipments to Cabovisao until its restructuring status is clarified.

Gross Profit. Gross profit decreased by $33.4 million or 51.2%, to $31.8 million in the third quarter 2003, as compared to the third quarter 2002, but marked an increase of $4.6 million or 17.1% sequentially over the previous quarter. Gross profit margins for the quarter ended September 30, 2003 decreased approximately
7.9 percentage points to 28.2% as compared to the same quarter of 2002. Gross profit for the nine months ended September 30, 2003 was 27.4%, as compared to 34.7% for the first nine months 2002. This reduction in gross margin reflects two primary factors:

                  - The reduction in sales volume of approximately $223.3 million during the first nine months of 2003, as compared to the same period in 2002, provided a lower base to cover our fixed costs leading to a reduction in our gross margin percentage.

                  - Our gross margin within the broadband product category declined as a result of a shift in product mix. Specifically, we sold less constant bit rate telephony equipment in 2003 as compared to 2002.

During the first nine months of 2003, we recorded severance charges of $0.4 million, as compared to severance of $1.0 million recorded during the same period in 2002. Also impacting gross margins during 2002 was a charge of $2.1 million to write off the balance of the power product line inventory. This product line was sold in late 2001.

Selling, General and Administrative and Development ("SGA&D") Expenses. SGA&D expenses decreased by approximately $11.0 million or 24.0% to $35.1 million during the third quarter 2003 as compared to the third quarter 2002. SGA&D expenses for the nine months ended September 30, 2003 decreased by $45.6 million or 28.2%, to $116.0 million, as compared to the same period in 2002. This significant decrease in SGA&D expenses for the first nine months of the year is the result of several factors:

                  - Expenses related to our provision for doubtful accounts decreased by approximately $14.9 million for the nine months ended September 30, 2003, as compared to 2002. This decrease was primarily due to the reserve of $14.9 million recorded for our Adelphia accounts receivable in 2002.

                  - The elimination of the Nortel Networks' agency fee in 2003 accounted for approximately $10.6 million of the year-over-year decrease. The agreement with Nortel Networks for international agency fees terminated in December 2002.

                  - The remaining decrease of approximately $20.1 million was a result of the overall reduced employee levels, the closure of our Andover facility, and aggressive operating expense management. Further, the first nine months of 2003 reflects a reduction in bonus accruals as compared to the same period in 2002.

Restructuring and Impairment Charges. In the first quarter of 2003, we evaluated the restructuring accruals related to previously closed facilities within our broadband product category. Upon review, we recorded an additional restructuring charge of $0.3 million during the first quarter as a result of a change to the initial estimates used. During the first nine months of 2002, no restructuring charges were recorded related to continuing operations.

Amortization of Intangibles. Intangibles amortization expense for the three-month periods ended September 30, 2003 and 2002 was $8.8 million and $8.7 million, respectively. Intangibles amortization expense for the year-to-date periods ended September 30, 2003 and 2002 was $26.3 million and $25.8 million, respectively. The majority of our intangibles represent existing technology acquired as a result of the Arris Interactive L.L.C. acquisition in the third quarter 2001, the Cadant, Inc. acquisition in the first quarter 2002, the Atoga Systems' acquisition in the first quarter 2003, and the Com21 acquisition in the third quarter 2003.

Interest Expense. Interest expense for the quarters ended September 30, 2003 and 2002 was $2.9 million and $2.1 million, respectively. Interest expense for the first nine months of 2003 was $7.5 million, as compared to $6.5 million recorded during the same period in 2002. Interest expense for all periods reflects the cost of borrowings on our revolving line of credit, amortization of deferred finance fees, and the interest paid on our convertible subordinated notes and capital leases. As of September 30, 2003 and 2002, we did not have a balance outstanding under our credit facility.

Membership Interest Expense. In conjunction with the acquisition of Arris Interactive L.L.C., we issued to Nortel Networks a subordinated redeemable Class B membership interest in Arris Interactive with a face amount of $100.0 million. This membership interest earned a return of 10% per annum, compounded annually. During the first quarter 2003, we redeemed the entire Class B membership interest in Arris Interactive held by Nortel Networks, at a discount, and, therefore, the membership interest ceased. For the three-month periods ended September 30, 2003 and 2002, we recorded membership interest expense of $0 and $2.7 million, respectively. For the nine-month periods ended September 30, 2003 and 2002, we recorded membership interest expense of $2.4 million and $7.7 million, respectively.

Gain on Debt Retirement. During the first quarter 2003, ARRIS redeemed the entire Class B membership interest in Arris Interactive held by Nortel Networks for approximately $88.4 million. This discounted redemption resulted in a gain of approximately $28.5 million during the first quarter of 2003.

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

Loss on Investments. We held certain investments in the common stock of publicly traded companies totaling approximately $0.1 million at September 30, 2002 which were classified as trading securities; the shares of common stock were sold during the third quarter 2003 and the balance was $0 at September 30, 2003. Changes in the market value of these securities and gains or losses on related sales of these securities were recognized in income and resulted in net pre-tax loss of approximately $7 thousand and $83 thousand during the third quarter 2003 and 2002, respectively. During the nine months ended September 30, 2003, we recognized a pre-tax gain of $0.1 million as compared to a pre-tax loss of $0.7 million during the same period of 2002.

We hold certain investments in the common stock of publicly traded companies totaling approximately $1.4 million at both September 30, 2003 and 2002, which are classified as available for sale. Changes in the market value of these securities are recorded in other comprehensive income. These securities are also subject to a periodic impairment review, which requires significant judgment.

In addition, we hold a number of non-marketable equity securities totaling approximately $1.0 million and $11.0 million at September 30, 2003 and 2002, respectively, which are classified as available for sale. Pursuant to the terms of the definitive agreement of the ESP divestiture, an investment totaling approximately $0.8 million was transferred to the buyer. The non-marketable equity securities are subject to a periodic impairment review, which requires significant judgment as there are no open-market valuations. During the second quarter 2003, we recorded a charge of approximately $1.1 million in relation to the impairment of the carrying value of an investment in a start-up company, which raised a new round of financing at a substantial discount in early July 2003. During the second quarter 2002, we wrote off a $1.0 million investment in a technology start-up company, as it was unable to raise further financing and filed for bankruptcy during the second quarter 2002.

Gain in Foreign Currency. During the third quarter 2003, we recorded a foreign currency gain of approximately $0.2 million, as compared to a foreign currency gain of $0.3 million for the third quarter 2002. The first nine months of 2003 included a foreign currency gain of approximately $2.2 million, as compared to a gain of $4.2 million for the first nine months of 2002. The foreign currency gains are primarily driven by the fluctuation of the value of the euro, as compared to the U.S. dollar, as we have several European customers whose receivables and collections are denominated in euros.

Other Expense (Income). Other expense (income) for the three-month periods ended September 30, 2003 and 2002 was $(0.1) million and $0.1 million, respectively. Other expense (income) for the nine-month periods ended September 30, 2003 and 2002 was $(0.2) million and $0.3 million, respectively. The other expense (income) for all periods was primarily related to interest income and bank charges.

Income Tax (Benefit) Expense. During the first quarter 2002, we recorded an income tax benefit of $6.8 million as a result of a change in tax legislation, allowing us to carry back losses for five years versus the previous limit of two years. As we are in a cumulative loss position for tax purposes, we did not incur income tax expense (benefit) during the subsequent periods.

Discontinued Operations. In 2002, ARRIS sold the Keptel and Actives product lines, which have been accounted for as discontinued operations in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, these two product lines and historical results have been reclassified accordingly for all periods presented. Revenues from the discontinued operations were $17.0 million and $53.8 million, respectively, for the three and nine-month periods ended September 30, 2002. The net loss from discontinued operations, net of taxes, for the three and nine-month periods ended September 30, 2002 was $(1.4) million and $(20.5) million, respectively.

Cumulative Effect of an Accounting Change - Goodwill. We adopted SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. Under the transitional provisions of SFAS No. 142, we recorded a goodwill impairment loss of approximately $(58.0) million. The impairment loss has been recorded as a cumulative effect of a change in accounting principle on the accompanying Consolidated Statement of Operations for the nine months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Financing

We have in place an asset-based revolving credit facility permitting us to borrow up to $92.5 million (which can be increased under certain conditions by up to $25.0 million), based upon availability under a borrowing base calculation. In general, the borrowing base is limited to 85% of net eligible receivables (with a cap of $5.0 million in relation to foreign receivables), subject to a reserve of $10.0 million. In addition, upon obtaining appropriate asset appraisals, we may include in the borrowing base calculation 80% of the orderly liquidation value of net eligible inventory (not to exceed $60.0 million). The facility contains traditional financial covenants, including fixed charge coverage, senior debt leverage, minimum net worth, and minimum inventory turns ratios. The facility is secured by substantially all of our assets. The credit facility has a maturity date of August 3, 2004. The commitment fee on unused borrowings is 0.75%.

The credit facility was amended in January 2003 to provide that the minimum net worth covenant applied only to the period prior to December 31, 2002. In March 2003, we amended our credit facility to permit us to issue up to $125.0 million of the Notes due 2008, to use the proceeds of such notes as described above. The amendment also reduced the revolving loan commitments by $10.0 million to $115.0 million. The credit facility was further amended in August 2003 to reduce the aggregate revolving loan commitments to $92.5 million and to waive the fixed charge coverage ratio for the third and fourth quarters of 2003. In conjunction with obtaining the waiver, the financial covenants were expanded to include EBITDA covenants for the third and fourth quarters of 2003. The EBITDA covenant for the third quarter 2003 was met and we anticipate meeting the covenant in the fourth quarter.

As of September 30, 2003, we had no borrowings outstanding under our credit facility (and have not had any outstanding balances under the facility for the past eight quarters), and had approximately $7.0 million outstanding under letters of credit. We had approximately $47.1 million of available capacity. We were in compliance with all covenants mandated by the credit facility, including:

                                                       Requirement            Level at September 30, 2003
                                                     --------------           ---------------------------
Maximum senior leverage ratio                             1.25                            -0-
Minimum fixed charge coverage ratio (1)                    N/A                            N/A
Minimum inventory turns                                    2.3                            3.1
Maximum capital expenditures (annual)                $ 30.0 million                  $4.2 million
Minimum EBITDA (2)                                   $(3.0) million                  $2.3 million

(1) Obtained waiver for third and fourth quarters of 2003. The requirement beginning with the first quarter 2004 will be a minimum ratio of 1.5.

(2) Applicable only to the third and fourth quarters of 2003. The requirement for the fourth quarter 2003 is a minimum of $3.0 million.

Cash Flow

Operating activities used cash of $12.1 million during the first nine months of 2003. A net loss used $(38.9) million in cash flow during 2003. Other non-cash items such as depreciation, amortization, provisions for doubtful accounts, a loss on disposal of fixed assets, a loss on disposal of product line, and a loss on investments accounted for positive adjustments of approximately $55.6 million during 2003. A gain on the retirement of debt and a gain on the sale of a discontinued product line accounted for adjustments to net income of $(30.5) million. A net decrease of $1.8 million in operating assets and liabilities was primarily comprised of decreases in accounts receivable and inventory, which were offset with a decrease in accounts payable and accrued liabilities. Operating activities provided cash of approximately $66.1 million during the first nine months of 2002. A net loss used $(97.1) million in cash flow during this period. Other non-cash items such as depreciation, amortization, provisions for doubtful accounts, losses on investments, a loss on debt retirement, a loss on the sale of a discontinued product line, and cumulative effect of an accounting changes accounted for positive adjustments of approximately $150.4 million during the first nine months of 2002. A net decrease of $12.8 million in operating assets and liabilities was primarily comprised of decreases in other receivables and inventory, which were offset with an increase in accounts receivable and a decrease in accounts payable and accrued liabilities. We continue to have a strong focus on working capital management, particularly in the areas of accounts receivable and inventory. Our days sales outstanding improved from 65 days to 47 days from the third quarter 2002 to the third quarter 2003. Our inventory levels decreased by approximately $9.0 million to $95.0 million from the third quarter 2002 to third quarter 2003.

Cash flows used by investing activities were approximately $5.4 million for the nine months ended September 30, 2003 as compared to cash flows provided of $22.6 million during the same period in 2002. The investments made during 2003 included $4.2 million related to capital expenditures, approximately $2.8 million related to the Atoga Systems' and Com21 acquisitions, and $0.2 million of costs associated with the disposal of our ESP product line. These expenditures were partially offset with the final proceeds of $1.8 million related to the sale of the Actives product line. The investments during 2002 included $6.5 million spent on capital assets and approximately $0.9 million for fees related to the Cadant acquisition, offset with proceeds of $30.0 million related to the sale of the Keptel product line.

Cash flows used in financing activities were $20.9 million for the first nine months of 2003. Proceeds from the issuance of debt provided $126.6 million in cash, and proceeds from the issuance of common stock provided $1.2 million. These cash inflows were offset with a cash use of approximately $88.4 million to redeem the Nortel Networks membership interest, $28.0 million used to repurchase and retire 8 million shares of common stock held by Nortel Networks, and $24.3 million used for payments on debt obligations. Other uses of cash included payments on capital lease obligations and deferred financing activities of $2.1 million and $5.8 million, respectively. Cash flows in financing activities for the first nine months of 2002 were relatively flat, with proceeds from issuance of common stock of approximately $1.0 million offset by capital lease payments and deferred finance fees paid of $0.7 million and $0.3 million, respectively.

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

We have certain international customers who are billed in their local currency. Beginning in 2002, we implemented a hedging strategy to mitigate the monetary exchange fluctuations from the time of invoice to the time of payment, and have entered into forward contracts based on a percentage of expected foreign currency receipts. The percentage can vary, based on the predictability of cash receipts. We regularly review our accounts receivable in foreign currency and purchase additional forward contracts when appropriate. As of September 30, 2003, we did not have any forward contracts outstanding. During the second quarter 2003, we purchased a 5.0 million euro put contract with an expiration of October 31, 2003. The contract was purchased as part of our internal hedging strategy to reduce the risk associated with our euro receivables. The contract was purchased for approximately $174 thousand and the cumulative fair value adjustment as of September 30, 2003 was a loss of approximately $139 thousand which is included in the loss in foreign currency in the Consolidated Statements of Operations.

Financial Instruments

In the ordinary course of business, we, from time to time, will enter into financing arrangements with our vendors and customers. These financial instruments include letters of credit, commitments to extend credit and guarantees of debt. These agreements could include the granting of extended payment terms that result in longer collection periods for accounts receivable and slower cash inflows from operations and/or could result in the deferral of revenue. As of September 30, 2003, we had approximately $7.0 million outstanding under letters of credit with our banks.

Investments

In the ordinary course of business, we may make strategic investments in the equity securities of various companies, both public and private. We held certain investments in the common stock of publicly traded companies, which were classified as trading securities; the shares of common stock were sold during the third quarter 2003 and the balance was $0 at September 30, 2003. Changes in the market value of these securities and gains or losses on related sales of these securities were recognized in income and resulted in net pre-tax losses of approximately $7 thousand and $83 thousand during the third quarter 2003 and 2002, respectively. During the nine months ended September 30, 2003, we recognized a pre-tax loss of $0.1 million as compared to a pre-tax loss of $0.7 million during the same period of 2002.

We hold certain additional investments in the common stock of publicly traded companies totaling approximately $1.4 million at September 30, 2003, which are classified as available for sale. In addition, we hold a number of non-marketable equity securities totaling approximately $1.0 million, which are classified as available for sale. At September 30, 2003, we had unrealized losses related to these available for sale securities of approximately $0.3 million included in comprehensive income.

We offer a deferred compensation arrangement, which allows certain employees to defer a portion of their earnings and defer the related income taxes. These deferred earnings are invested in a "rabbi trust," and are accounted for in accordance with Emerging Issues Task Force 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested. A rabbi trust is a funding vehicle used to protect deferred compensation benefits from events (other than bankruptcy). The investment in the rabbi trust is classified as a current asset on our balance sheet. At September 30, 2003, we had a cumulative unrealized gain related to the rabbi trust of approximately $0.5 million included in comprehensive income.

Capital Expenditures

Capital expenditures are made at a level designed to support the strategic and operating needs of the business. ARRIS' capital expenditures were $1.6 million and $4.2 million for the three and nine months, respectively, ended September 30, 2003, as compared to $2.9 million and $6.5 million for the same periods in 2002. We had no significant commitments for capital expenditures at September 30, 2003. Management expects to invest approximately $6.0 million in capital expenditures for the year 2003.

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

Further, several of our customers have accumulated significant levels of debt and have recently announced, or are expected to announce, financial restructurings, including bankruptcy filings. For example, Adelphia has been operating under bankruptcy since the September 2002. Even if the financial health of that company and other customers improve, we cannot assure you that these customers will be in a position to purchase new equipment at levels we have seen in the past. In addition, Adelphia's bankruptcy filing has further heightened concerns in the financial markets about the domestic cable industry. This concern, coupled with the current uncertainty and volatile capital markets, has affected the market values of domestic cable operators and may further restrict their access to capital.

DEVELOPMENTS RELATING TO CABOVISAO MAY ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS.

Cabovisao, a Portugal-based MSO, accounted for approximately 6% of our total sales in 2002. As of November 12, 2003, Cabovisao owed us approximately 18.1 million euros in accounts receivable. Cabovisao and its parent company, Csii, are in the process of restructuring their financing. On June 30, 2003, Csii filed for court-supervised restructuring and recapitalization in Canada. We are continuing to monitor the progress of the financing efforts by Cabovisao and we are actively negotiating the settlement of the past due amount. ARRIS added approximately $6.4 million in incremental reserves for the Cabovisao receivable in the second quarter of 2003. We will not deliver further products to Cabovisao until we have a satisfactory payment plan with Cabovisao and are considering what actions should be taken regarding the situation. We cannot assure you that Cabovisao will pay us according to a schedule, if at all, or that we will make any sales to Cabovisao in the future.

THE MARKETS IN WHICH WE OPERATE ARE INTENSELY COMPETITIVE, AND COMPETITIVE PRESSURES MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

The markets for broadband communication systems are extremely competitive and dynamic, requiring the companies that compete in these markets to react quickly and capitalize on change. This will require us to retain skilled and experienced personnel as well as deploy substantial resources toward meeting the ever-changing demands of the industry. We compete with national and international manufacturers, distributors and wholesalers including many companies larger than us with broader product lines, which may enable them to bundle more products in customer offerings than us. Our major competitors include:

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

Our two largest customers are Comcast (primarily through the recently acquired AT&T Broadband business) and Cox Communications. For the nine months ended September 30, 2003, sales to Comcast accounted for approximately 31.2 % of our total revenues, while sales to Cox Communications accounted for approximately 24.4%. We currently are the exclusive provider of telephony products for both Cox Communications and, in eight metro areas, Comcast, as successor to AT&T Broadband. In addition, we have one other customer who accounted for more than 5% each of our total revenues for the first nine months of 2003. The loss of Cox Communications, Comcast, or any of our other large customers, or a significant reduction in the services provided to any of them would have a material adverse impact on our business. In addition, as a result of the merger of Comcast with AT&T Broadband in late 2002, we have experienced interruptions in purchasing by the resulting Comcast entity in 2003. Comcast has announced that its initial priority after its acquisition of AT&T Broadband will be to emphasize video and high-speed data operations and focus on improving the profitability of its telephony operations at the expense of subscriber growth. As a result, we experienced a significant decline in sales of our CBR telephony product to Comcast in the fourth quarter of 2002, which has continued into 2003.

OUR CREDIT FACILITY IMPOSES FINANCIAL COVENANTS THAT MAY ADVERSELY AFFECT THE REALIZATION OF OUR STRATEGIC OBJECTIVES.

We and certain of our subsidiaries have entered into a revolving credit facility providing for borrowing up to a committed amount of $92.5 million, with borrowing also limited by a borrowing base determined by reference to eligible accounts receivable and, subject to certain conditions, eligible inventory. As of September 30, 2003, the borrowing base was $47.1 million. The credit facility imposes, among other things, covenants limiting the incurrence of additional debt and liens and requires us to meet certain financial objectives. The credit facility has a maturity date of August 3, 2004. As of November 12, 2003, we had no borrowings outstanding under the credit facility. Any acceleration of the maturity date of the credit facility could have a material adverse effect on our business.

WE HAVE SIGNIFICANT STOCKHOLDERS THAT MAY NOT ACT CONSISTENTLY WITH THE INTERESTS OF OUR OTHER STOCKHOLDERS.

As of November 12, 2003, Nortel Networks owned approximately 18.6% of our common stock and Liberty Media Group beneficially owned approximately 10.2% of our common stock. These respective ownership interests result in both Nortel Networks and Liberty Media having a significant influence over us. Nortel Networks and Liberty Media may exert their respective influences or sell their respective shares at a time or in a manner that is inconsistent with the interests of our other stockholders. Any sales of substantial amounts of our common stock in the public market, or the perception that such sales might occur, could have a depressive effect on the market price of our common stock.

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

In the past, we have used interest rate swap agreements with large creditworthy financial institutions, to manage our exposure to interest rate changes. These swaps would involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. During the quarter ended September 30, 2003, we did not have any outstanding interest rate swap agreements.

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

We have certain international customers who are billed in their local currency. Changes in the monetary exchange rates may adversely affect our results of operations and financial condition. To manage the volatility relating to these typical business exposures, we may enter into various derivative transactions, when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. The euro is the predominant currency of those customers who are billed in their local currency. Taking into account the effects of foreign currency fluctuations of the euro versus the dollar, a hypothetical 10% weakening of the U.S. dollar (as of September 30, 2003) would provide a gain on foreign currency of approximately $1.7 million. Conversely, a hypothetical 10% strengthening of the U.S. dollar would provide a loss on foreign currency of approximately $1.7 million. As of September 30, 2003, we had no material contracts, other than accounts receivable, denominated in foreign currencies.

We regularly review our accounts receivable in foreign currency and purchase forward contracts when appropriate. As of September 30, 2003, we had no foreign currency forward contracts outstanding. During the second quarter 2003, we purchased a 5.0 million euro put contract with an expiration of October 31, 2003. The contract was purchased as part of our internal hedging strategy to reduce the risk associated with our euro receivables. The contract was purchased for approximately $174 thousand and the cumulative fair value adjustment as of September 30, 2003 was a loss of approximately $139 thousand.

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

Reports on Form 8-K

                 FILING DATE  ITEMS REPORTED
                 07-24-03     Item 5 and Item 7
                 08-05-03     Item 5
                 09-09-03     Item 5 and Item 7

                                   SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    ARRIS GROUP, INC.

                                                    /s/ Lawrence A. Margolis
                                                    ----------------------------
                                                    Lawrence A. Margolis
                                                    Executive Vice President,
                                                    Chief Financial Officer
Dated: November 14, 2003