Form 10-K/A
period 2002-12-31
ARRIS GROUP INC
filed 2004-03-12
CIK 1141107

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                 AMENDMENT NO. 1
                                   FORM 10-K/A

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OF

                                ARRIS GROUP, INC.

                             A DELAWARE CORPORATION
                   IRS EMPLOYER IDENTIFICATION NO. 58-2588724
                            SEC FILE NUMBER 000-31254

                             11450 TECHNOLOGY CIRCLE
                                DULUTH, GA 30097
                                 (678) 473-2000

ARRIS Group's Common Stock and Preferred Stock Purchase Rights are registered pursuant to Section 12(g) of the Securities Exchange Act of 1934. ARRIS Group
(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

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

                                EXPLANATORY NOTE


This Amendment is being filed to amend and restate Item 9A of Part II, the signature page and the Section 302 certifications. Except as expressly stated herein, this Form 10-K/A does not modify or update any of the disclosures contained in the original filing to reflect any events that occurred at a later date.

PART II
ITEM 9A.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

(b) Changes in Internal Control over Financial Reporting. Our Chief Executive Officer and Chief Financial Officer have evaluated any changes in our internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART IV
ITEM 15(c).  EXHIBIT LIST

Each management contract or compensation plan required to be filed as an exhibit is identified by an asterisk (*).


                                                                                            THE FILINGS REFERENCED FOR
                                                                                          INCORPORATION BY REFERENCE ARE
                                                                                             ARRIS (FORMERLY KNOWN AS
            EXHIBIT                                                                       BROADBAND PARENT, INC.) FILINGS
            NUMBER                          DESCRIPTION OF EXHIBIT                            UNLESS OTHERWISE NOTED
            ------                          ----------------------                            ----------------------
             3.1         Amended and Restated Certificate of Incorporation.........    Registration Statement #333-
                                                                                       61524, Exhibit 3.1.

             3.2         Certificate of Amendment to Amended and Restated
                         Certificate of Incorporation..............................    August 3, 2001 Form 8-A,
                                                                                       Exhibit 3.2.

             3.3         By-laws...................................................    Registration Statement #333-
                                                                                       61524, Exhibit 3.2, filed by
                                                                                       Broadband Parent Corporation.

             4.1         Form of Certificate for Common Stock......................    Registration Statement #333-
                                                                                       61524, Exhibit 4.1.

             4.2         Rights Agreement dated October 3, 2002....................    October 3, 2002 Form 8-K
                                                                                       Exhibit 4.1.

             4.3         Indenture dated March 18, 2003............................    December 31, 2002 Form 10-K,
                                                                                       Exhibit 4.3.

            10.1         Credit Agreement, dated August 3, 2001....................    August 13, 2001 Form 8-K,
                                                                                       Exhibit 10.1.

            10.1(a)      First Amendment to Credit Agreement dated January 8,          December 31, 2001 Form 10-K,
                         2002......................................................    Exhibit 10.1(a).

            10.1(b)      Second Amendment to Credit Agreement dated April 19,
                         2002......................................................    March 31, 2002 Form 10-Q,
                                                                                       Exhibit 10.1(b).
            10.1(c)      Third Amendment to Credit Agreement dated April 24,
                         2002......................................................    March 31, 2002 Form 10-Q,
                                                                                       Exhibit 10.1(c).
            10.1(d)      Fourth Amendment to Credit Agreement dated May 31,
                         2002......................................................    June 7, 2002 Form 8-K,
                                                                                       Exhibit 10.1.
            10.1(e)      Acknowledgment from Lenders, dated June 25
                         2002......................................................    June 30, 2002 Form 10-Q,
                                                                                       Exhibit 10.1(e).
            10.1(f)      Fifth Amendment to Credit Agreement dated September 30,
                         2002......................................................    September 30, 2002 Form 8-K,
                                                                                       Exhibit 10.1.
            10.1(g)      Sixth Amendment to Credit Agreement dated November 21,
                         2002......................................................    November 21, 2002 Form 8-K,
                                                                                       Exhibit 10.1.
            10.1(i)      Limited Waiver to Credit Agreement dated December 5,
                         2002......................................................    November 21, 2002 Form 8-K,
                                                                                       Exhibit 10.2.
            10.1(h)      Seventh Amendment to Credit Agreement dated January 2,
                         2003......................................................    November 21, 2002 Form 8-K,
                                                                                       Exhibit 10.3.
            10.1(j)      Eighth Amendment to Credit Agreement dated March 11,
                         2003......................................................    March 11, 2003 Form 8-K,
                                                                                       Exhibit 10.1.
            10.2         Second Amended and Restated Investor Rights Agreement
                         Dated June 7, 2002........................................    June 7, 2002 Form 8-K
                                                                                       Exhibit 10.3.
            10.2(a)      Option Agreement
                         Dated June 7, 2002........................................    June 7, 2002 Form 8-K
                                                                                       Exhibit 10.2.

            10.2(b)      Letter Agreement with Nortel Networks dated
                         March 11, 2003............................................    March 11, 2003 Form 8-K,
                                                                                       Exhibit 10.2.

            10.3         (Nortel Networks) Registration Rights
                         Agreement.................................................    August 13, 2001 Form 8-K,
                                                                                       Exhibit 10.3.

            10.3(a)      Letter Agreement with Nortel Networks dated
                         March 11, 2003............................................    March 11, 2003 Form 8-K,
                                                                                       Exhibit 10.4.

            10.4         (Liberty Media) Registration Rights Agreement.............    December 31, 2002 Form 10-K,
                                                                                       Exhibit 10.4.


            10.5         (Cadant, Inc.) Asset Purchase Agreement dated
                         December 8, 2001..........................................    February 8, 2002 Form S-3,
                                                                                       Exhibit 2.

            10.6(a)*     Agreement with Robert J. Stanzione for the
                         conversion of special 2001 bonus to stock units...........    December 31, 1999 Form 10-K, Exhibit
                                                                                       10.10(b), filed by ANTEC Corporation.

            10.6(b)*     Amended and Restated Employment Agreement, dated
                         August 6, 2001, with Robert J Stanzione...................    September 30, 2001 Form 10-Q,
                                                                                       Exhibit 10.10(c).

            10.6(c)*     Supplemental Executive Retirement Plan for Robert J
                         Stanzione.................................................    September 30, 2001 Form 10-Q,
                                                                                       Exhibit 10.10(d).

            10.7(a)*     Amended and Restated Employment Agreement dated
                         April 29, 1999, with John M. Egan.........................    June 30, 1999 Form 10-Q,
                                                                                       Exhibit 10.31(a).

            10.7(b)*     Consulting Agreement, dated April 27, 1999 with John
                         M. Egan...................................................    June 30, 1999 Form 10-Q, Exhibit
                                                                                       10.31(b), filed by ANTEC Corporation.

            10.7(c)*     Supplemental Executive Retirement Plan for John M.
                         Egan......................................................    June 30, 1999 Form 10-Q, Exhibit
                                                                                       10.31(c), filed by ANTEC Corporation.

            10.8*        Amended and Restated Employment Agreement, dated
                         April 29, 1999, with Lawrence A. Margolis.................    June 30, 1999 Form 10-Q,
                                                                                       Exhibit 10.33, filed by ANTEC
                                                                                       Corporation.

            10.9*        Form of Employment Agreement with Gordon E.
                         Halverson.................................................    March 31, 2002, Form 10-Q,
                                                                                       Exhibit 10.9.

           10.10*        Consulting Agreement dated February 1, 1998 for
                         James L. Faust............................................    December 31, 1998 Form 10-K,
                                                                                       Exhibit 10.14, filed by ANTEC
                                                                                       Corporation.

           10.11*        Stock Option Agreement with William H. Lambert dated
                         March 14, 1994............................................    April 30, 1994 TSX Corporation
                                                                                       Form 10-K, Exhibit 10(A)(1)(3)

           10.12*        2001 Stock Incentive Plan.................................    July 2, 2001 Appendix III of Proxy
                                                                                       Statement filed as part of, Registration
                                                                                       Statement #333-61524, filed by Broadband
                                                                                       Parent Corporation.

           10.13*        Management Incentive Plan.................................    July 2, 2001 Appendix IV of Proxy Statement
                                                                                       filed as part of Registration Statement
                                                                                       #333-61524, filed by Broadband Parent
                                                                                       Corporation.

        10.14            Solectron Manufacturing Agreement and Addendum............    December 31, 2001 Form 10-K,
                                                                                       Exhibit 10.15.

        10.15            Mitsumi Agreement.........................................    December 31, 2001 Form 10-K,
                                                                                       Exhibit 10.16.

        10.16*           Form of Employment Agreement with Ronald M.
                         Coppock...................................................    December 31, 2001 Form 10-K,
                                                                                       Exhibit 10.17.

        10.17            Keptel, Inc. Asset Purchase Agreement.....................    March 31, 2002 Form 10-Q,
                                                                                       Exhibit 10.18.

        10.18            Actives Purchase Agreement dated November 13, 2002........    December 31, 2002 Form 10-K,
                                                                                       Exhibit 10.18.

        10.19            Employment Agreement with James D. Lakin and Supplement       December 31, 2002 Form 10-K,
                         dated August 5, 2001......................................    Exhibit 10.19.

        10.20            Employment Agreement with David B. Potts dated August 5,      December 31, 2002 Form 10-K,
                         2001......................................................    Exhibit 10.20..

        10.21            Settlement and Release Agreement dated March 11, 2003.....    March 11, 2003 Form 8-K,
                                                                                       Exhibit 10.3

           21            Subsidiaries of the Registrant............................    December 31, 2001 Form 10-K,
                                                                                       Exhibit 21.

           23            Consent of Ernst & Young LLP..............................    December 31, 2002 Form 10-K,
                                                                                       Exhibit 23.

           24            Powers of Attorney........................................    December 31, 2002 Form 10-K,
                                                                                       Exhibit 24.

         31.1            Certification by Chief Executive Officer Pursuant to          Filed herewith.
                         Section 302 of Sarbanes-Oxley Act

         31.2            Certification by Chief Financial Officer Pursuant to          Filed herewith.
                         Section 302 of Sarbanes-Oxley Act

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 ARRIS GROUP, INC.


                                                 /s/ Lawrence A. Margolis
                                                 -------------------------------
                                                 Lawrence A. Margolis
                                                 Executive Vice President,
                                                 Chief Financial Officer

Dated: March 11, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      /s/ Robert J. Stanzione                President, Chief Executive
      Robert J. Stanzione                    Officer and Chairman

      /s/ Lawrence A. Margolis               Executive Vice President, Chief
      Lawrence A. Margolis                   Financial Officer

      /s/ David B. Potts                     Senior Vice President of Finance,
      David B. Potts                         Chief Information Officer
                                             (Principal Accounting Officer)

      *
      Alex B. Best                           Director

      *
      Harry L. Bosco                         Director

      *
      John Ian Anderson Craig                Director

      *
      Matthew B. Kearney                     Director

      *
      William H. Lambert                     Director

      *
      John R. Petty                          Director

      * By:  /s/ Lawrence A. Margolis
             ------------------------------
             Attorney-in-fact