Form 10-Q/A
period 2003-06-30
ARRIS GROUP INC
filed 2004-03-12
CIK 1141107

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                           ---------------------------



                                 AMENDMENT NO. 1
                                   FORM 10-Q/A


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

                                EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A for ARRIS Group, Inc. for the quarterly period ended June 30, 2003 as filed with the Securities and Exchange Commission on August 14, 2003 is being filed to amend and restate
Item 4 of Part I. Except as expressly stated herein, this Form 10-Q/A does not modify or update any of the disclosures contained in the original filing to reflect any events that occurred at a later date.

PART I

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

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

PART II

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

                                              ARRIS GROUP, INC.


                                              /s/ Lawrence A. Margolis
                                              --------------------------------
                                              Lawrence A. Margolis
                                              Executive Vice President,
                                              Chief Financial Officer
Dated:  March 11, 2004