Form 10-Q/A
period 2003-09-30
ARRIS GROUP INC
filed 2004-03-12
CIK 1141107

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


                             11450 TECHNOLOGY CIRCLE
                                DULUTH, GA 30097

                                 (678) 473-2000

================================================================================



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

                                EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A for ARRIS Group, Inc. for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on November 14, 2003 is being filed to amend and restate Item 4 of Part I. Except as expressly stated herein, this Form 10-Q/A does not modify or update any of the disclosures contained in the original filing to reflect any events that occurred at a later date.

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

                                                  ARRIS GROUP, INC.


                                                  /s/ Lawrence A. Margolis
                                                  -----------------------------
                                                  Lawrence A. Margolis
                                                  Executive Vice President,
                                                  Chief Financial Officer


Dated: March 11, 2004