Form 10-K
period 2003-12-31
ARRIS GROUP INC
filed 2004-03-12
CIK 1141107

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

For the fiscal year ended December 31, 2003

of

ARRIS GROUP, INC.

A Delaware Corporation
IRS Employer Identification No. 58-2588724
SEC File Number 000-31254

11450 Technology Circle

Duluth, GA 30097
(678) 473-2000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $0.01 par value
Preferred Stock Purchase Rights

      ARRIS Group (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

      ARRIS is unaware of any delinquent filers pursuant to Item 405 of Regulation S-K.

      ARRIS Group, Inc. is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

      The aggregate market value of ARRIS Group’s Common Stock held by non-affiliates as of June 30, 2003 was approximately $301.3 million (computed on the basis of the last reported sales price per share of such stock of $4.96 on the Nasdaq National Market System). As of March 9, 2004, 86,695,957 shares of the registrant’s Common Stock were outstanding. For these purposes, directors, officers and 10% shareholders have been assumed to be affiliates.

      Portions of ARRIS Group’s Proxy Statement for its 2004 Annual Meeting of Stockholders are incorporated by reference into Part III.

i

PART I

Item 1.	Business

      As used in this Annual Report, “we,” “our,” “us,” “the Company,” and “ARRIS” refer to Arris Group, Inc. and our consolidated subsidiaries without limitation, including Arris International, Inc. (formerly ANTEC Corporation) and Arris Interactive L.L.C, unless the context otherwise requires.

General

      Our principal executive offices are located at 11450 Technology Circle, Duluth, Georgia 30097, and our telephone number is (678) 473-2000. We also have a worldwide website at http://www.arrisi.com. On our website we provide hyperlinks to copies of the annual, quarterly and current reports we file with the Securities and Exchange Commission, any amendments to those reports, and all press releases. We also maintain the following documents on our website:

•	Code of Ethics (applicable to all employees), and our Financial Code of Ethics (applicable to our CEO, senior financial officers, and all finance, accounting, and legal managers). The website also will disclose whether there have been any amendments or waivers to the Code of Ethics and Financial Code of Ethics.

•	Audit Committee Charter

•	Compensation Committee Charter

•	Nominating and Corporate Governance Committee Charter

      We will provide copies of these documents in electronic or paper form upon request to Investor Relations, free of charge.

Industry Overview

      We develop and supply equipment and technology for cable system operators and other broadband service providers which allow them to deliver a full range of integrated voice, video and data services to their subscribers. Further, we are a leading supplier of infrastructure products used by cable system operators in the build-out and maintenance of hybrid fiber-coaxial, or HFC, networks. We provide our products and equipment principally to the cable television market and, more specifically, to operators of multiple cable systems, or MSOs. In recent years, the technology used in cable systems has evolved significantly. Historically, cable systems offered only one-way video service. Due to technological advancements and large investments in infrastructure upgrades, these systems have evolved to become two-way broadband systems featuring high-speed, high-volume, interactive services. MSOs have aggressively upgraded their networks to cost-effectively support and deliver enhanced video, voice and data services. As a result, cable operators have been able to use broadband systems to increase their revenues by offering enhanced interactive subscriber services, such as high-speed data, telephony, digital video and video on demand, and to effectively compete against other broadband communications technologies, such as digital subscriber line, local multiport distribution service, direct broadcast satellite, fiber to the home, and fixed wireless. Delivery of enhanced services also has helped MSOs offset slowing basic video subscriber growth, reduce their subscriber churn and compete against alternative providers, in particular, digital broadcast satellite, or DBS.

      A key factor supporting the growth of broadband systems is the powerful growth of the internet. Rapid growth in the number of internet users and the demand for high-speed, high-volume interactive services has created demand for high-speed internet access at home. Another key factor supporting the growth of broadband systems is the evolution of video services being offered to consumers. Video on demand and high definition television are two key video services expanding the use of MSOs’ broadband systems. The increase in volume and complexity of the signals transmitted through the network has continually pushed broadband system operators to deploy new technologies as they evolve. Further, system operators are looking for products and technology that are flexible, cost effective, easily deployable and scalable to meet future demand and mix of services. Because the technologies are evolving and the signals are growing in complexity and volume, broadband system operators need equipment that provides the necessary technical capacity at a reasonable cost at the time of initial deployment and the flexibility to accommodate expansion and technological advances. We believe that our products position us well to meet these industry challenges.

      Capital spending by MSOs on their networks has shifted in the past several years. The table below illustrates the shifting mix of capital spending by US MSOs:

MSO Capital Expenditure Forecast 2000-2006E ($B)

(Source: Kagan 2003, Morgan Stanley Estimates, April 2002)

      As can be seen from the above table:

•	Spending on HFC rebuilds and upgrades has declined and is expected to decline further.

•	Spending on maintenance and extension is expected to increase, particularly as the newly built plant ages.

•	Spending on new services (digital video, telephony, high-speed data) has and is expected to increase.

      Two of the fastest growing services are cable telephony and high-speed data. The data below is taken from both external sources and internal estimates and illustrates the expected growth in subscribers for these two services:

Worldwide Cable Telephony Subscribers

Feb 2004 ARRIS Estimate; Sources: IN-STAT Nov 2003, Kagan Feb 2004, Yankee Jul 2003

Cable Modem Unit Sales — Worldwide

(Source: ARRIS Feb 2004 Estimate based on Cable Datacom News, Infonetica)

      Cable telephony allows cable operators to offer their customers local and long distance residential telephone service. It is presently offered to cable operators using two distinct technologies: constant bit rate, or CBR, technology and Internet Protocol, or IP, technology. CBR technology utilizes the switched-circuit technology currently used in traditional phone networks. This is a proven carrier-class telephony solution that enables operators to directly compete with incumbent telephone carriers with voice services and class-features, which include caller ID, call-waiting and three-party conferencing. At the end of 2003, our Cornerstone® CBR cable telephone products served over 4 million subscriber lines deployed by 56 operators in 102 cities in thirteen countries. IP technology, also known as Voice over IP, or VoIP, permits cable operators to provide toll-quality cable telephony at costs below those associated with CBR technology. VoIP technology has been deployed by several system operators throughout the world and is being tested in trials being conducted by other system operators. We offer telephony products using both of these technologies.

      Data and VoIP services are governed by a set of technical standards promulgated by CableLabs® in North America and tComLabs in Europe, two industry standard-setting bodies. While the standards set by these two bodies necessarily differ in a few details to accommodate the differences in HFC network architectures between North America and Europe, they have a great deal in common. The primary data standard specification for cable operators in North America is entitled “Data Over Cable Service Interface Specification”, or DOCSIS®. Release 1.1 of this specification has been the governing standard for data services in North America. The Euro-DOCSIS standard Release 1.1 is the same for Europe. A new version of the standard, DOCSIS 2.0, was released in 2001, and suppliers began delivering products compliant to this new standard in 2003 and will be offering more in 2004. DOCSIS 2.0 builds upon the capabilities of DOCSIS 1.1 and adds additional throughput in the upstream portion of the cable plant — from the consumer out to the Internet. In addition to the DOCSIS standards which govern data transmission, CableLabs has defined the PacketCable® standard for VoIP. This standard defines the interfaces among network elements such as cable modem termination systems, or CMTS, multi-media terminal adapters, or MTA, gateways and call management servers to provide high quality IP telephony service over the HFC network.

      A broadband system consists of three principal components:

•	Headend. The headend is a central point in the cable system where signals are received via satellite and other sources and interfaces are located that connect the Internet and public switched telephony networks. The headend facility organizes, processes and retransmits those signals through the distribution network to subscribers.

•	Distribution Network. The distribution network consists of fiber optic and coaxial cables and associated optical and electronic equipment that allocates the combined signals from the headend and transmits them throughout the cable system to nodes.

•	Subscriber Premises. Cable drops extend from nodes to subscribers’ homes and connect to a subscriber’s television set, converter box, telephony network interface device or computer modem.

Our Principal Products

      We provide cable system operators with a comprehensive product offering that meets their end-to-end needs, from headend to subscriber premises. We divide our product offerings into two categories:

Broadband:	• Cable telephony products, CBR telephony products (headend and network interface units, or NIUs) and VoIP telephony products (headend)

• High-speed data products, including DOCSIS headend equipment

• Operational support systems

• System integration services, and

• Metro and regional optical transport equipment

Supplies:	• Infrastructure products for fiber optic or coaxial networks built under or above ground, including cable and strand, vaults, conduit, drop materials, tools, and test equipment

• Cable modems and embedded multimedia terminal adapters, or E-MTAs

Voice over IP and Data Products

      Headend — The heart of a voice over IP headend is a cable modem termination system, or CMTS. A CMTS, along with a call agent, a gateway, and provisioning systems provide the ability to integrate the public-switched telephone network and high-speed data services over an HFC network. The CMTS provides the software and hardware to allow the IP traffic from the Internet or that used in VoIP telephony to be converted for use on HFC networks. It is also responsible for initializing and monitoring all cable modems connected to the HFC network. We provide three products that are used in the cable operator’s headend to provide VoIP and high-speed data services to residential or business subscribers. These are the Cornerstone Data CMTS 1500, the Cadant® C4 CMTS, and the Cadant C3 CMTS:

•	The Cadant C4 CMTS is a high density, chassis-based product that provides the industry’s most flexible built-in redundancy to ensure carrier-grade performance. It is PacketCable 1.0, DOCSIS 1.1 and Euro-DOCSIS 1.1 qualified and will support recently released DOCSIS 2.0 and Euro-DOCSIS 2.0 standards. Each chassis supports up to 32 downstream channels and 128 upstream channels making it one of the highest density scaleable headend products currently available. It can provide high-speed data and VoIP services in headends that service thousands to hundreds of thousands of subscribers.

•	The Cadant C3 CMTS is a rack mounted, single downstream-based product that provides high performance packet handling in an extremely compact package. It is DOCSIS 1.1 and Euro-DOCSIS 1.1 qualified and will support recently released DOCSIS 2.0 and PacketCable standards.

Each unit supports one downstream channel and up to 6 upstream channels with a selectable choice of modulation schemes. The C3 supports markets worldwide with DOCSIS, Euro-DOCSIS and Japanese DOCSIS parameters that are selectable via software.

•	The Cornerstone CMTS 1500 is a DOCSIS 1.1 and Euro-DOCSIS 1.1 qualified CMTS. It is a scalable headend solution, providing high-speed data and voice service in headends that service several thousand to 50,000 subscribers.

      Subscriber Premises — Subscriber premises equipment includes DOCSIS 1.0, 1.1, and 2.0 Certified cable modems for high-speed data applications as well as Euro-DOCSIS certified versions and PacketCable Certified E-MTAs for VoIP applications in both DOCSIS and Euro-DOCSIS networks. The PacketCable solution builds on DOCSIS 1.1 and its quality of service enhancements to support lifeline telephony deployed over HFC networks. The TouchstoneTM product line provides carrier-grade performance to enable operators to provide all data, telephony and video services on the same network using common equipment. The Touchstone product line consists of the Touchstone 300-series and 450-series of cable modems, the Touchstone 202-series and 402 series of telephony modems for indoor applications and the Touchstone Telephony Port 204 — for outdoor deployments.

•	The Touchstone CM300A Cable Modem is DOCSIS 1.1 certified enabling it to be deployed in networks where advanced high-speed data features such as tiered data services are planned. The Touchstone 300B Cable Modem provides the same features as the CM300A but is Euro-DOCSIS certified for use in European and similar systems. The Touchstone CM450A Cable Modem is DOCSIS 2.0 certified which gives operators the potential to offer much higher upstream data rates. DOCSIS 2.0 is backward compatible with DOCSIS 1.0 and 1.1 headend systems. The Touchstone 450B Cable Modem provides the same features as the CM450A but is Euro-DOCSIS certified. ARRIS also manufactures cable modems that have been homologated in other countries, including Chile, Argentina, Israel, Australia, Hong Kong, and Korea.

•	The Touchstone TM202A E-MTA is a PacketCable and DOCSIS 1.1 indoor E-MTA that supports enhanced services of high-speed data and up to two lines of IP telephony in a single unit. The TM202A’s innovative, compact design provides for easy installation. This product is also available in a Euro-DOCSIS design, the Touchstone TM202B, as well as one designed specifically for the unique frequency plan of Japanese cable systems, the Touchstone TM202C. The Touchstone TM202P is a PacketCable and DOCSIS 1.1 certified E-MTA that provides all of the features of the TM202A with the added benefit of an integrated battery back-up system enabling the service provider to guarantee service even in the event of a power outage. This allows them to compete directly with the incumbent local exchange carrier, or ILEC. This is also available in a Euro-DOCSIS version, the Touchstone Telephony Modem 202Q.

•	The Touchstone Telephony Modem 402 series is our DOCSIS 2.0 and Euro-DOCSIS 2.0 family of E-MTAs. This line also is the first to incorporate Lithium-Ion battery technology. The resulting product, the Touchstone TM402P, provides extended battery back-up time. Additional versions are available offering less or no battery back-up capabilities, DOCSIS and Euro-DOCSIS variants, and country specific powering options.

•	The Touchstone Telephony Port 204A is a rugged, environmentally hardened outdoor E-MTA that provides high-speed data access and up to four lines of carrier-grade VoIP for service providers wishing to maintain the demarcation point on the outside of the residence. This allows them to more closely parallel the deployment model used by ILECs, which makes service and maintenance easier over the long-term.

Constant Bit Rate Products

      Headend — We market our headend equipment under the brand name Cornerstone Voice. Cornerstone Voice products for the headend include host digital terminals, or HDTs. An HDT is the device that provides the interfaces, controls and communications channels between public-switched networks and the HFC network. Because the Cornerstone Voice system is easy to implement, economical and scaleable, network operators can offer telephony at low initial penetration levels and expand as customer demand increases. We design this equipment to meet the strict performance and reliability specifications, and demanding environmental requirements expected of a lifeline, carrier-class residential telephone service. This reliability and robust design enables our customers to compete with the incumbent local telephone company with an equivalent, and often superior, service offering.

      Subscriber Premises — The key equipment at subscriber premises is an NIU. We market our NIUs under the brand name Cornerstone Voice Port®. The Cornerstone Voice Port is the most widely deployed CBR NIU. Voice Port units operate in conjunction with the Cornerstone HDT to provide cable telephony while also maintaining a subscriber’s existing video services. Operators who are also deploying high-speed data services, such as our Cornerstone, Cadant and Touchstone brands, may deploy cable modems inside the home or work premises and multiplex the data service signals onto the same HFC network as the Cornerstone Voice application. This combination of solutions provides subscribers with voice and high-speed data functionality from the same operator. The Voice Port portfolio includes a two-line single-family residence Voice Port NIU, a two-line indoor Voice Port NIU with an integrated backup battery, a four-line Voice Port NIU, and a twenty-four-line modular Voice Port NIU for multiple dwelling unit applications.

Metro and Regional Optical Transport Equipment

      In March 2003, ARRIS acquired Fremont, California-based Atoga Systems. The Atoga Systems product portfolio includes the Optical Application Router, or OAR, family of hardware products and the AppDirectorTM Element Management System. Together, they offer cable operators and carriers a converged multi-service transport platform to carry IP, Ethernet and time-division multiplexing, or TDM, traffic over metro synchronous optical networks, or SONET, or dense wavelength division multiplexing, or DWDM, networks at a fraction of today’s costs.

      The Atoga solution, when matched with the ARRIS C4 next generation CMTS, presents a complete solution for operators seeking to simplify their network designs along with offering advanced voice and data services to residential and business customers.

Operational Support Systems

      Operational support systems, or OSS, are a group of networked software suites that enable operators to automate many of the functions required to install, provision, manage and grow a subscriber base while managing, maintaining and upgrading the network for the multiple services offered. Without OSS automation, operators cannot manage subscriber growth and network operations effectively.

      We are partnering with leading suppliers in the industry to provide operators with the ability to automatically provision headend and subscriber premises equipment to reflect subscribers’ parameters, provide key data for third-party billing software, and complete maintenance operations. We are an authorized value added reseller of Alopa’s MetaServTM, which provides automated provisioning software for control of the call management server, gateways, CMTS and cable modems. MetaServ works with various billing and middleware software programs. We have strategic relationships with other equipment vendors to integrate existing Cornerstone software for CMTS and cable modem OSS functions. Operators are able to perform OSS functions across Cornerstone Voice and Cornerstone Data employing the Cadant CMTS and Touchstone product lines using a common OSS solution. The Cadant G2 IMS software supports configuration performance and fault management of the Cadant C4 CMTS through easy to use graphical user interfaces. A single Cadant G2 IM Server can support up to 100 Cadant C4 CMTS chassis and 20 simultaneous client applications.

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

Cable Plant Infrastructure Products

      We offer a variety of products that are used by MSOs to build and maintain their cable plants. Our products are complemented by our extensive channel-to-market infrastructure, which is focused on providing efficient delivery of products from stocking or drop-ship locations.

      We believe that a core strength of our products is our broad selection of trusted name-brand products and strategic proprietary lines and our experience in distribution. Our name-brand products are manufactured to our specifications by manufacturing partners. These products include: taps, line passives, house passives and premises installation equipment marketed under our Regal brand name; MONARCHTM aerial and underground plant construction products and enclosures; Digicon premium F-connectors; and FiberTel fiber optic connectivity devices and accessories. Through our product selection, we are able to address substantially all broadband infrastructure applications, including fiber optics, outside plant construction, drop and premises installation, and signal acquisition and distribution.

      We also resell products from hundreds of strategic supplier-partners, which include widely recognized brands to small specialty manufacturers. Through our strategic supplier-partners, we also supply ancillary products like tools and safety equipment, testing devices and specialty electronics.

      Our inventory management and logistics capabilities, which are critical to our efficient and successful operation, are often leveraged to offer value-added services to our customers. These services range from just-in-time delivery, product “kitting,” specialized electronic interfaces, and customized reporting, to more complex and comprehensive supply chain management solutions. These services complement our products offerings with advanced channel-to-market and logistics capabilities, extensive product bundling opportunities, and an ability to deliver carrier-grade infrastructure solutions in the passive transmission portions of the network. The depth and breadth of our inventory and service capabilities enable us to provide our customers with single supplier flexibility.

Sales and Marketing

      We are positioned to service customers worldwide with a sales force and supporting sales engineering resources in both domestic and international markets. The sales organization itself is divided in such a way as to allocate resources to the top MSOs worldwide while others are committed to addressing the general supplies requirements that are common across all customers. We maintain sales offices in Duluth, Georgia; Denver, Colorado; Philadelphia, Pennsylvania; San Jose, California; Ireland; Chile; Japan; Spain; and the Netherlands. Additionally, we have partnership agreements in a variety of countries and regions with value-added resellers, or VARs, which extend our sales presence in markets without established sales offices.

      Additionally, we maintain an inside sales group that is responsible for regular phone contact, prompt order entry, timely and accurate delivery and effective sales administration for the many changes frequently required in any substantial rebuild or upgrade activity. In addition, the sales structure includes sales engineers and technicians that can assist customers in system design and specification and can promptly be on site to “trouble shoot” any problems as they arise during a project.

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

Customers

      The majority of our sales are to cable system operators or MSOs. We also sell products to traditional telephone companies, local exchange carriers, and competitive local exchange carriers. Our broadband products can be deployed not only by cable system operators, but also by traditional telephone companies, electric utilities and others. In 2003, as the US cable industry continued a trend toward consolidation, the six largest MSOs controlled over 90% of the US cable market, thereby making our sales to those MSOs critical to our success. Internationally, the market is dominated by approximately ten cable system operators, comprised of US-based MSOs, government entities, and foreign-based multi-media owners. This group controls approximately 60% of the total international “addressable” market.

      Our sales are substantially dependent upon a system operator’s selection of our equipment, demand for increased broadband services by subscribers, and general capital expenditure levels by system operators.

      Our two largest customers are Comcast (including AT&T Broadband, which was acquired by Comcast during 2002) and Cox Communications. Sales to these two customers for 2003, 2002, and 2001 are set forth below:

	Years Ended December 31,

	2003	2002	2001

	(in millions)
Comcast (including AT&T Broadband)	$136.6	$250.2	$245.6
% of sales	31.5%	38.4%	39.1%
Cox Communications	$104.3	$106.7	$110.9
% of sales	24.0%	16.4%	17.7%

Jupiter Telecom accounted for approximately 7.9% and 7.6% of total sales in 2003 and 2002, respectively. In 2002, Cabovisao accounted for approximately 6% of total sales for the year. In 2001, Insight and Adelphia accounted for approximately 5.0% and 8.6%, respectively, of total sales for the year. No other customers provided more than 5% of total sales for the years ended December 31, 2003, 2002, or 2001.

      Although with some of our customers we do have general purchase agreements, the vast majority of our sales, to both those that have agreements and to our remaining customers, result from purchase orders or other short-term commitments. A summary of the key terms of the general purchase agreements with Comcast and Cox Communications is as follows:

Comcast. We have non-exclusive agreements with Comcast to supply C4 CMTS units and parts and to sell cable television supplies for two-year terms expiring in March 2005. Commercial terms include a requirement to supply product based on Comcast forecasts (updated quarterly), most favorable pricing as compared to similarly-situated companies, and specific delivery lead times with penalties for late delivery and warranty terms ranging from one to five years depending on the product. Included in one of these purchase agreements is a service level agreement structured to provide Comcast service assurance by providing credits for any delinquent response to service needs with special escalation guidelines for the C4 CMTS. To date, no penalties have been incurred. Comcast is not obligated to make any purchases.

Cox Communications. We have an exclusive agreement with Cox Communications to supply Cornerstone Voice and Touchstone Telephony products and services at favorable pricing based on volume commitments. The agreement has a five-year term ending on July 31, 2007. Commercial terms include payment and delivery terms, a five-year warranty, penalties for delivery shortfall and delinquent performance guarantees. To date, no penalties have been incurred. Cox is not obligated to make any minimum purchase commitments.

      Adelphia and Cabovisao, historically two of our larger customers, have uncertainties surrounding our future transactions with them, and the level of our transactions. Sales to these two customers for 2003, 2002 and 2001 are set forth below:

	Years Ended December 31,

	2003	2002	2001

	(in millions)
Adelphia Communications	$14.1	$25.9	$54.1
% of sales	3.2%	4.0%	8.6%
Cabovisao	$0.7	$39.1	$16.2
% of sales	0.2%	6.0%	2.6%

      Sales to Adelphia decreased during the second quarter of 2002 as a result of Adelphia’s financial troubles, which ultimately resulted in a bankruptcy filing in June 2002. As a result, in June 2002, we established a bad debt reserve of $20.2 million in connection with our accounts receivable from Adelphia. In the third quarter of 2002, we sold a portion of our Adelphia accounts receivable to an unrelated third party, resulting in a net gain of approximately $4.3 million. Sales in 2003 to Adelphia have decreased from 2002 as a result of their bankruptcy. The company has taken initial steps to restructure itself through its bankruptcy proceedings, including obtaining debtor in possession financing. We have extended commercially reasonable credit terms to Adelphia in 2003 and they have consistently paid us within those terms. At the end of 2003, Adelphia owed us approximately $0.6 million. We are uncertain whether Adelphia will be successful with its financial restructuring and what impact, if any, this may have on our future relationship with them.

      Cabovisao, a Portugal-based MSO, accounted for approximately 6% of our total sales in 2002. As of November 18, 2003, Cabovisao owed us approximately $20.6 million in accounts receivable, all of which was past due. Cabovisao and its parent company, Csii, are in the process of restructuring their financing. On June 30, 2003, Csii filed for court-supervised restructuring and recapitalization in Canada. In 2003 and 2002, we reserved $8.7 million and $3.6 million, respectively, for our Cabovisao receivable. On November 18, 2003 we sold our accounts receivable due from Cabovisao to an unrelated party for $10.1 million, and as a result, recorded a gain with respect to our reserves for doubtful accounts of $1.5 million in the fourth quarter of 2003. CSii is continuing its restructuring efforts. We have and will continue to sell product to Cabovisao on “cash with order” terms. We are uncertain what effect these developments will have on our future relationship with them.

Research and Development

      We are committed to the development of new technology and rapid innovation in the evolving broadband market. New products are developed in our research and development laboratories in Suwanee, Georgia, Cork, Ireland, San Jose, California and Lisle, Illinois. We form strategic alliances with world-class producers and suppliers of complementary technology to provide “best-in-class” solutions focused on “time-to-revenue.”

      Research and development expenses in 2003, 2002, and 2001 were approximately $62.9 million, $72.5 million, and $29.8 million respectively. These costs include allocated common costs associated with information technologies and facilities. The increase in 2002 was directly attributable to the inclusion of the research and development activities of Arris Interactive L.L.C. beginning with our acquisition of Arris Interactive L.L.C. on August 3, 2001, and the development of new technology following our acquisition of Cadant, Inc. on January 8, 2002. The decrease in 2003 is attributable to the closure of our development center in Andover, Massachusetts and other cost containment actions described elsewhere.

      We believe that our future success depends on rapid adoption and implementation of broadband local access industry specifications, as well as rapid innovation and introduction of technologies that provide service and performance differentiation. To that end, the Cadant C4 CMTS product line continues to lead the industry in areas such as fault tolerance, wire-speed throughput and routing, and density. The Cadant C3 is designed for small to mid-size operators who are looking for a CMTS that delivers superior RF performance while only occupying one rack unit of space for delivering high-speed data services. The TouchstoneTM product line offers a wide-range of DOCSIS, Euro-DOCSIS and PacketCable certified products, including Touchstone Cable Modems, Touchstone Telephony Modems and Touchstone Telephony Ports. These products are continuously being improved to include innovations that improve the subscriber’s experience and help to control operations expense.

      The following trends impact our current product development activities:

•	Continued development and acceptance of open standards for delivering voice, video and data;

•	Most US-based MSOs have announced plans to roll-out VoIP in 2004 (from limited markets to full market deployments);

•	Continued increase in peer-to-peer services are accelerating demand for new services requiring intensive, high-touch processing and sophisticated management techniques;

•	Innovations in video encode/decode technology are making possible very low bit rate, high quality video streaming; and

•	Continued silicon integration and chip fabrication technology innovations are making possible very low cost, multi-functional broadband consumer devices, integrating not only telephony but wireless and video decompression and digital rights management functionality.

      As a result, our product development activities are primarily directed at the following areas:

•	Rapid development and delivery of Cadant C4 and C3 CMTS features, including DOCSIS 2.0, DOCSIS Set-top Gateway (DSG) and PacketCable Multimedia support, Layer 3 routing enhancements, packet inspection and filtering features, security enhancements, and increased downstream/upstream density;

•	Expanding the range of next-generation, Lithium-Ion-based, Touchstone Telephony Modem E-MTAs to include formats to meet country and MSO specific performance, powering and cost requirements; and

•	Development of network and client technologies to address the emerging worldwide market opportunities in next generation video and multimedia delivery (video over IP, PacketCable multimedia, and alternative metro transport systems).

Intellectual Property

      We have an aggressive program for protecting our intellectual property. The program consists of maintaining our portfolio of 69 issued patents (both US and foreign) and pursuing patent protection on new inventions (currently more than 150 patent applications and provisional patent applications are pending). In our effort to pursue new patents, we have created a process whereby employees may submit ideas of inventions for review by management. The review process evaluates each submission for novelty, detectability, and commercial value, and patent applications are filed on the inventions that meet the criteria.

      Our patents and patent applications generally are in the areas of telecommunications hardware and software, and related technologies. Our recent research and development has led to a number of patent applications in technology related to DOCSIS. Our January 2002 purchase of the assets of Cadant resulted in the acquisition of 19 US patent applications, 7 Patent Convention Treaty (PCT) applications, 5 trademark applications, 1 U.S. registered trademark and 5 registered copyrights. The Cadant patents are in the area of cable modem termination systems. Our March 2003 purchase of the assets of Atoga Systems resulted in the acquisition of 5 U.S. patent applications, which also have been filed as PCT applications. Our Atoga patents are in the area of network traffic flow. In August of 2003, we acquired various assets of Com21, Inc. Included in those assets were 16 issued U.S. patents plus 18 U.S. patent applications. The Com21 patents cover a wide range of technologies, including wide area networks, fiber and cable systems, ATM networks and cable modem termination systems.

      For technology that is not owned by us, we have a program for obtaining appropriate licenses with the industry leaders to ensure that the strongest possible patents support the licensed technology. In addition, we have formed strategic relationships with leading technology companies that will provide us with early access to technology and will help keep us at the forefront of our industry. The key technology not owned by us includes:

Components for Our CMTS Product Line

      Broadcom provides several DOCSIS components in our cable modem termination system, or CMTS, product line. This DOCSIS technology is licensed under the terms of an early access program agreement. The early access program agreement provides access to this technology for one year from product release and also provides most favored nation pricing for similar volumes and terms. Several of our competitors have similar agreements with Broadcom for these components.

Components for Our Customer Premise Equipment Products

      Texas Instruments provides components used in some of our customer premise equipment, or CPE, products (that is, embedded VoIP media terminal adapters, E-MTA, cable modems). Our agreements with Texas Instruments include technology licensing and component purchases. Several of our competitors have similar agreements with Texas Instruments for these components.

      In addition, we purchase software for operating network and security systems or sub-systems, and a variety of routing protocols from different suppliers under standard commercial terms, including source code buy-out arrangements.

      Although alternate supply and technology arrangements similar to the above are available or could be arranged, an interruption with any of the above companies could have a material impact on our business.

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

Product Sourcing and Distribution

      Our product sourcing strategy centers on the use of contract manufacturers to subcontract production. Our largest contract manufacturers are Solectron, Mitsumi, and AG Communications located in the United States, Japan, and the United States, respectively. The facilities owned and operated by these contract manufacturers for the production of our products are located in the United States, Mexico and the Philippines. Below is a summary of the key elements of our agreements with each of these companies:

      Solectron. We provide Solectron with a 12-month rolling, non-binding forecast. We typically have a minimum of 60 days of purchase orders placed with Solectron for product. Purchase orders for delivery within 60 days are not cancelable. Purchase orders with delivery past 60 days may be cancelled with penalties of 75% for deliveries between 60 and 90 days, and 50% for deliveries between 90 and 120 days. Purchase orders with deliveries past 120 days may be cancelled without penalty. No minimum volume requirements exist. Solectron provides us with an 18-month warranty. ARRIS and Solectron entered into a supply agreement in 1998. The agreement automatically renews annually. The agreement may be terminated by either party with 120 days notice.

      Mitsumi. We provide Mitsumi with a 12-month rolling, non-binding forecast. We typically have a minimum of 60 days worth of purchase orders placed with Mitsumi for product. Purchase orders for delivery within 60 days are not cancelable. Purchase orders with delivery past 60 days and up to 120 days may be cancelled with ARRIS reimbursing Mitsumi for reasonable out of pocket costs. Purchase orders with deliveries past 120 days may be cancelled without penalty. Mitsumi provides us with an 18-month warranty. ARRIS and Mitsumi entered into a supply agreement in 1997. The agreement automatically renews annually. The agreement may be terminated by either party with nine months notice.

      AG Communications. We provide AG Communications with a 6-month rolling, non-binding forecast. We typically have a minimum of 60 days worth of purchase orders placed with AG Communications for product. Purchase orders for delivery within 60 days are not cancelable. No minimum volume requirements exist. AG Communications provides us with an 18-month warranty. We have not yet entered into a formal supply agreement with AG Communications.

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

Backlog

      Our backlog consists of unfilled customer orders believed to be firm and long-term contracts that have not been completed. With respect to long-term contracts, we include in our backlog only amounts representing orders currently released for production or, in specific instances, the amount we expect to be released in the succeeding 12 months. The amount contained in backlog for any contract or order may not be the total amount of the contract or order. The amount of our backlog at any given time does not reflect expected revenues for any fiscal period. Our backlog at December 31, 2003 was approximately $53.0 million, at December 31, 2002 was approximately $43.8 million and at December 31, 2001 was approximately $119.2 million.

      We believe that substantially all of the backlog existing at December 31, 2003 will be shipped in 2004.

International Opportunities

      We sell our products primarily in North America. Our international revenue is generated from Asia Pacific, Europe, Latin America and Canada. The Asia Pacific market primarily includes China, Hong Kong, Japan, Korea, Singapore, and Taiwan. The European market primarily includes Austria, Belgium, France, Germany, Netherlands, Poland, Portugal, Spain, and Switzerland. The Latin American market primarily includes Argentina, the Bahamas, Chile, Colombia, Mexico, and Puerto Rico. Sales to international customers were approximately 18.9%, 22.7% and 11.4% of total sales for 2003, 2002 and 2001, respectively. International sales for 2003, 2002 and 2001 were as follows:

	Years Ended December 31

	2003	2002	2001

	(in thousands)
Asia Pacific	$36,781	$51,382	$20,484
Europe	27,186	67,856	31,613
Latin America	8,052	20,400	14,125
Canada	10,091	8,522	5,679

Total	$82,110	$148,160	$71,901

      We believe that international opportunities exist and continue to strategically invest in worldwide marketing efforts, which have yielded some promising results in several regions. During 2001, our international group was actively engaged in replacing the Nortel Networks sales and support infrastructure that was in place with Arris Interactive L.L.C. We have made significant operational and geographical changes in the international marketplace. We consolidated our international offices and warehouses to the Netherlands (to service northern Europe) and Spain (to service southern Europe). In 2002, we consolidated our international presence in the Far East by opening a sales and warehouse facility in Japan. We currently maintain international sales offices in Japan, Spain and the Netherlands.

Competition

      All aspects of our business are highly competitive. The broadband communications industry itself is dynamic, requiring companies to react quickly and capitalize on change. We must retain skilled and experienced personnel as well as deploy substantial resources to meet the changing demands of the industry. We compete with national, regional and local manufacturers, distributors and wholesalers including some companies larger than us. Our major competitors include:

•	ADC Telecommunications, Inc.;

•	Cisco Systems, Inc.;

•	Motorola, Inc.;

•	Scientific-Atlanta, Inc.;

•	Tellabs, Inc.;

•	Terayon Communications Systems, Inc.; and

•	TVC Communications, Inc.

      Various manufacturers who are suppliers to us sell directly, as well as through distributors, into the cable marketplace. In addition, because of the convergence of the cable, telecommunications and computer industries and rapid technological development, new competitors may enter the cable market.

      Since the introduction in 1996 of our Cornerstone® Voice product line, our customers have deployed over 4 million lines, giving us approximately two-thirds of the overall CBR cable telephony market. We continue to grow this business with our established customer base and attempt to add new, usually smaller, accounts. Remaining competitors in this market are Tellabs and ADC. Both continue to service their existing installed base with upgrades and extensions.

      One of the principal growth markets for ARRIS is cable modem termination systems, or CMTS, which are the headend product for data and VoIP services. The largest provider of CMTS products is Cisco, which took an early lead in the initial deployment of data-only CMTS products. Cisco is expected to defend its position via both upgrades to existing products and the introduction of new products. At present Cisco continues to be a major player in data-only CMTS markets. Cisco had not previously developed a carrier-

grade telephony CMTS product but has recently begun to market that capability. Motorola, ADC and Terayon have been emphasizing routing and carrier-grade performance for their CMTS. Terayon, due to their proprietary silicon, were successful in bringing the first DOCSIS 2.0 CMTS to market. Each of these vendors has enjoyed some success with varying customers. During 2003, we believe ARRIS has garnered additional market share in the newer generation CMTS products that enable both data and carrier grade telephony deployments.

      The customer premises business consists of cable modems and voice over IP enabled modems. In the cable modem and E-MTA business, the dynamics are very different. Cable modem sales are primarily driven by price and supply chain issues while E-MTAs are focused primarily on performance. Motorola is the market leader in cable modems. This position provides them with volume advantages in manufacturing, distribution and marketing expense. Motorola also was successful in gaining an early leader status in E-MTA sales at MSOs that were the first to deploy VoIP. However, as this market accelerates, ARRIS has been gaining share with several of these customers. We compete on product throughput and our telephony experience and integration capabilities. Terayon has had some success in the cable modem business, especially in international markets. Scientific-Atlanta also has had some success in the cable modem market. ARRIS is a relatively small competitor in the cable modem market, but has a larger share of the E-MTA market. Both Scientific-Atlanta and Terayon also have E-MTA products and compete in this market. At present the E-MTA market is small but will grow as VoIP deployments ramp-up.

      In the supplies distribution business we compete with national distributors, like TVC Communications, Inc., and with several local and regional distributors. Product breadth, price, availability and service are the principal competitive advantages in the supply business.

      Some of our competitors, notably Cisco, Motorola and Scientific-Atlanta, are larger companies with greater financial resources and product breadth than us. This may enable them to bundle products or market and price products more aggressively than us.

      Our products are marketed with emphasis on quality and are competitively priced. Product reliability and performance, superior and responsive technical and administrative support, and breadth of product offerings are key criteria for competition. Technological innovations and speed to market are additional competitive factors.

Employees

      As of January 31, 2004, we had 791 full-time employees. We believe that we have maintained an excellent relationship with our employees. Our future success depends, in part, on our ability to attract and retain key executive, marketing, engineering and sales personnel. Competition for qualified personnel in the cable industry is intense, and the loss of certain key personnel could have a material adverse effect on us. We have entered into employment contracts with our key executive officers and have confidentiality agreements with substantially all of our employees. We also have a stock option program that is intended to provide substantial incentives for our key employees to remain with us.

Background and History

      ARRIS is the successor to ANTEC Corporation. From its inception until its initial public offering in 1993, ANTEC was primarily a distributor of cable television equipment and was owned and operated by Anixter, Inc. Subsequently ANTEC completed several important strategic transactions and formed joint ventures designed to expand significantly its product offerings. Most recently, ANTEC formed a new holding company, ARRIS, and acquired Nortel Networks’ interest in Arris Interactive L.L.C., which previously had been a joint venture between ANTEC and Nortel Networks.

      A synopsis of ARRIS’ evolution:

•	1969 — Anixter entered the cable industry.

•	1987 — Anixter acquired TeleWire Supply.

•	1988 — Anixter and AT&T developed the first analog video laser transmitter for the cable industry (Laser Link I).

•	1991 — ANTEC was established.

•	1993 — ANTEC’s initial public offering.

•	1994 — ANTEC completed the acquisition of the following companies, which significantly expanded its product development and manufacturing capabilities:

•	Electronic System Products, Inc., or ESP, an engineering consulting firm with core capabilities in digital design, RF design and application specific integrated circuit development for the broadband communications industry.

•	Power Guard, Inc., a manufacturer of power supplies and high security enclosures for broadband communications networks.

•	Keptel, Inc., a designer, manufacturer and marketer of outside plant telecommunications and transmission equipment for both residential and commercial use, primarily by telephone companies.

•	1995 — ANTEC and Nortel Networks formed Arris Interactive L.L.C., focused on the development, manufacture and sale of products that enable the provision of a broad range of telephone and data services over HFC architectures; ANTEC initially owned 25% and Nortel Networks owned 75% of the Arris Interactive L.L.C. joint venture.

•	1997 — ANTEC acquired TSX Corporation, which provided electronic manufacturing capabilities and expanded the Company’s product lines to include amplifiers and line extenders and enhanced laser transmitters and receivers and optical node product lines.

•	1998 — ANTEC introduced the industry’s first 1550 nm narrowcast transmitter and dense wavelength division multiplexing, or DWDM, optical transmission system.

•	1999 — ANTEC completed the combination of the Broadband Technology Division of Nortel Networks, which is known as LANcity, with Arris Interactive L.L.C., resulting in an increase in Nortel Networks’ interest in the joint venture to 81.25% while ANTEC’s interest was reduced to 18.75%.

ANTEC introduced the industry’s first 18-band block converter and combined that with the DWDM allowing 144 bands on a single fiber.

•	2001 — ARRIS acquired all of Nortel Networks’ ownership interest in Arris Interactive L.L.C. in exchange for approximately 49% of the common stock of a newly formed holding company, ARRIS, and a Class B membership interest in Arris Interactive L.L.C.

ARRIS sold substantially all of its power product lines. During 2000, sales in those product lines were approximately $18.0 million, and during 2001 (through the date of the sale), sales were approximately $8.1 million. ARRIS continues as an authorized distributor and representative for these power product lines.

•	2002 — ARRIS acquired substantially all of the assets of Cadant, Inc., a privately held designer and manufacturer of next- generation cable modem termination systems.

ARRIS sold its Keptel product line. During 2001, sales in this product line to telecommunications companies were approximately $44.8 million, and during 2002 (through the date of the sale), sales were approximately $7.5 million.

ARRIS sold its Actives product line. During 2001, sales in this product line were approximately $68.2 million, and during 2002 (through the date of the sale), sales were approximately $58.8 million.

ARRIS closed its office in Andover, Massachusetts, which was primarily a product development and repair facility.

Nortel Networks sold 15 million shares of ARRIS through a public offering reducing their position to 22 million shares

ARRIS redeemed, for cash and stock, $91.1 million of its convertible notes due May 2003.

•	2003 — ARRIS acquired certain assets of Atoga Systems, a Fremont, California-based developer of optical transport systems for metropolitan area networks.

ARRIS completed the redemption of its convertible notes due May 2003.

ARRIS raised $125 million through a private placement of convertible notes due 2008.

ARRIS retired, at a discount, the Class B membership interest due to Nortel Networks for $88.4 million.

ARRIS repurchased and retired 8 million shares from Nortel Networks for an aggregate purchase price of $30 million (taking into account the return of $2 million forgiven on the Class B membership interest), reducing Nortel’s position to 14 million shares.

ARRIS sold ESP, its engineering services product line.

ARRIS purchased certain assets of Com21 (including the stock of its Irish subsidiary), a designer and manufacturer of next generation cable modem termination systems.

Nortel Networks sold 9 million shares of ARRIS through a public offering reducing their position to 5 million shares.

ARRIS terminated its asset-based revolving bank credit facility.

•	2004 — ARRIS converted on March 8, 2004 $50 million of its convertible notes due 2008. In connection with the redemption, ARRIS made a make-whole interest payment that included the issuance of approximately 467 thousand common shares.

Item 2.	Properties

      We currently conduct our operations from 12 different locations; two of which we own, while the remaining 10 are leased. These facilities consist of sales and administrative offices and warehouses totaling approximately 700,000 square feet. Our long-term leases expire at various dates through 2023. We believe that our current properties are adequate for our operations. A summary of our principal leased properties that are currently in use is as follows:

Location	Description	Area (sq. ft.)	Lease Expiration

Ontario, California	Warehouse	167,480	January 31, 2009
Duluth, Georgia	Office space	122,000	June 14, 2009
Suwanee, Georgia	Office space	97,319	February 28, 2007
Englewood, Colorado	Warehouse/Office space	32,880	March 30, 2006
Lisle, Illinois	Office space	56,008	November 1, 2013
Fremont, California	Office space	39,356	June 30, 2005
Ireland	Office space	13,575	June 30, 2023
The Netherlands	Office space	6,181	December 31, 2004
Spain	Office space	3,600	July 1, 2004
Japan	Office space	3,750	January 14, 2006

      We own the following properties:

Location	Description	Area (sq. ft.)

Cary, North Carolina	Warehouse	151,500
Chicago, Illinois	Warehouse/Office space	18,000

Item 3.	Legal Proceedings

Mezzalingua Litigation

      ARRIS was a party to three lawsuits brought by or against John Mezzalingua Associates, Inc. d/b/a PPC, including a suit initiated by Mezzalingua in July 2003 in the Federal Court for the Western District of Wisconsin.

      In the first lawsuit, John Mezzalingua Associates, Inc. d/b/a PPC v. Antec Corp. No. 3.01CV-482-J-25-HTS (M.D. Fla., Jacksonville Div., filed May 4, 2001), Mezzalingua alleged that ARRIS’ Digicon product infringed on a design patent owned by Mezzalingua. The suit sought an unspecified amount in damages and an injunction against the sale of the allegedly infringing connectors. Following a verdict in Mezzalingua’s favor on January 22, 2002, Mezzalingua was awarded approximately $1.9 million in damages plus post-judgment interest and a permanent injunction was issued on February 11, 2002. ARRIS stopped selling the allegedly infringing product and appealed the judgment.

      In the second lawsuit, Arris International, Inc. and Randall A. Holliday v. John Mezzalingua Associates, Inc. d/b/a PPC, No. 01-WM-2061 (D. Colo. filed October 17, 2001), ARRIS and Mr. Holliday alleged that Mezzalingua’s EX product infringes on two utility patents issued to Mr. Holliday and licensed to ARRIS. The suit sought a permanent injunction and unspecified damages for the alleged infringement. Mezzalingua counterclaimed on various grounds, including antitrust and unfair competition.

      In the third lawsuit, Mezzalingua Associates, Inc. d/b/a PPC, Inc. v. Arris International, Inc.,
No. 03-C-0353-C (W.D. Wis. filed July 1, 2003), Mezzalingua alleged that certain of ARRIS’ Digicon products infringed on a utility patent issued to Mezzalingua on May 6, 2003. The Court preliminarily enjoined ARRIS’ further sale of the product. ARRIS stopped selling the allegedly infringing product and instead began selling a new product. The suit sought a permanent injunction and unspecified damages for the alleged infringement.

      On February 8, 2004, all of the lawsuits were settled on confidential terms, and PPC granted ARRIS a license to sell its Digicon connectors. This settlement also provides protection for our entire current Digicon product line from all PPC patents, including a recently issued patent which was not the subject of the described litigation and is broader than the patents which were the subject of the litigation.

Metal Press Litigation

      ARRIS is a defendant in a case entitled Metal Press S.A. de C.V. v. ARRIS International Inc. f/k/a Antec Corporation, No. 1:01-CV-2435-CAP (N.D. Ga., Atlanta Div., filed September 13, 2001). In general, Metal Press alleges that ARRIS breached a requirements contract for certain products. The suit seeks damages in the amount of approximately $7.6 million plus punitive damages and fees. Discovery is substantially complete, and ARRIS is in the process of preparing a motion for summary judgment. ARRIS does not believe that Metal Press’s claims are meritorious and intends to vigorously contest them.

Item 4.	Submission of Matters to a Vote of Security Holders

      During the fourth quarter of 2003, no matters were submitted to a vote of our company’s security holders.

EXECUTIVE OFFICERS OF THE COMPANY

      The following table sets forth the name, age as of February 29, 2004, and position with us of our executive officers.

Name	Age	Position

Robert J. Stanzione	56	Chief Executive Officer, Chairman of the Board
Lawrence A. Margolis	56	Executive Vice President, Chief Financial Officer, and Secretary
Gordon E. Halverson	61	Corporate Executive Vice President, Domestic Sales
Ronald M. Coppock	49	President, International
Bryant K. Isaacs	44	President, New Business Ventures
James D. Lakin	60	President, Broadband
Robert Puccini	42	President, TeleWire Supply
David B. Potts	46	Senior Vice President, Finance and Chief Information Officer
Leonard E. Travis	41	Vice President and Controller
Marc Geraci	51	Treasurer

      Robert J. Stanzione has been Chief Executive Officer since January 1, 2000. From 1998 through 1999, Mr. Stanzione was President and Chief Operating Officer of ARRIS. Mr. Stanzione has been a director of ARRIS since 1998 and has been the Chairman of the Board of Directors since May 2003. From 1995 to 1997, he was President and Chief Executive Officer of Arris Interactive L.L.C. From 1969 to 1995, he held various positions with AT&T Corporation. Mr. Stanzione also serves as a director of CoaXmedia and Georgia CF Foundation.

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

      Gordon E. Halverson has been Corporate Executive Vice President, Domestic Sales since August 2001. From April 1997 to August 2001, Mr. Halverson was Executive Vice President and Chief Executive Officer of ARRIS TeleWire Supply. From 1990 to April 1997, he was Executive Vice President, Sales of ARRIS. During the period 1969 to 1990, he held various executive positions with predecessors of ARRIS. He received the NCTA’s 1993 Vanguard Award for Associates. Mr. Halverson is a member of the NCTA, Society of Cable Television Engineers, Illinois Cable Association, Cable Television Administration and Marketing Society.

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

      Bryant K. Isaacs has been President of ARRIS New Business Ventures since December 2002. Prior to the sale of the Actives product line, Mr. Isaacs was President of ARRIS Network Technologies since September 2000. Prior to joining ARRIS, he was Founder and General Manager of Lucent Technologies’

Wireless Communications Networking Division in Atlanta from 1997 to 2000. From 1995 through 1997, Mr. Isaacs held the position of Vice President of Digital Network Systems for General Instrument Corporation where he was responsible for developing international business strategies and products for digital video broadcasting systems.

      James D. Lakin has been President of ARRIS Broadband since the acquisition of Arris Interactive L.L.C in August 2001. From October 2000 through August 2001, he was President and Chief Operating Officer of Arris Interactive L.L.C. From November 1995 until October 2000, Mr. Lakin was Chief Marketing Officer of Arris Interactive L.L.C. Prior to 1995, he held various executive positions with Compression Labs, Inc. and its successor General Instrument Corporation.

      Robert Puccini has been President of ARRIS TeleWire Supply since 1999 and prior to that served as Chief Financial Officer of TeleWire for two years. Mr. Puccini brings 20 years of experience in the cable television industry to ARRIS TeleWire Supply. He has held various accounting and controller positions within the former Anixter and ANTEC Corporations. Most recently, Mr. Puccini served as Vice President, Project Management for ARRIS’ AT&T account. Mr. Puccini is a CPA.

      David B. Potts has been the Senior Vice President of Finance and Chief Information Officer since the acquisition of Arris Interactive L.L.C. in August 2002. Prior to joining ARRIS, he was Chief Financial Officer of Arris Interactive L.L.C from 1995 through 2001. From 1984 through 1995, Mr. Potts held various executive management positions with Nortel Networks including Vice President and Chief Financial Officer of Bell Northern Research in Ottawa and Vice President of Mergers and Acquisitions in Toronto. Prior to Nortel Networks, Mr. Potts was with Touche Ross in Toronto. Mr. Potts is a member of the Institute of Chartered Accountants in Canada.

      Leonard E. Travis has been Vice President and Controller of ARRIS since March 2001. From 1998 through 2001, he was the Finance Director — Europe of RELTEC Corporation and the Vice President of Finance of Marconi Services — Americas, a division of RELTEC’s successor, Marconi, Plc. Prior to 1998, Mr. Travis held various controller positions in finance and operations at RELTEC Corporation. Prior to RELTEC, Mr. Travis was with Material Sciences and Ernst & Whinney. Mr. Travis is a CPA and a CMA.

      Marc Geraci has been Treasurer of ARRIS since January 2003 and has been with ARRIS and the former ANTEC Corporation since 1994. He began with ARRIS as Controller for the International Sales Group and in 1997 was named Chief Financial Officer of that group. Prior to joining ARRIS, he was a broker/ dealer on the Pacific Stock Exchange in San Francisco for eleven years and, prior to that, in public accounting in Chicago for four years.

BOARD COMMITTEES

      Our Board of Directors has three committees: Audit, Compensation, and Nominating and Corporate Governance. The charters for all three committees are located on our worldwide website at http://www.arrisi.com. The Board believes that each of its members, with the exception of Mr. Stanzione, is independent, as defined by the SEC and Nasdaq Rules. Additionally, the Board has identified Matthew Kearney and John Petty as the Audit Committee financial experts, as defined by the SEC.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      ARRIS’ common stock is traded on the Nasdaq National Market System under the symbol “ARRS”. The following table reports the high and low trading prices per share of the Company’s common stock as listed on the Nasdaq National Market System:

	High	Low

2002
First Quarter	$10.70	$7.71
Second Quarter	9.90	3.13
Third Quarter	5.10	3.04
Fourth Quarter	4.09	1.50
2003
First Quarter	$5.73	$3.23
Second Quarter	6.70	3.63
Third Quarter	6.59	4.10
Fourth Quarter	7.58	4.85

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

      As of March 9, 2004, there were approximately 287 record holders of our common stock. This number excludes shareholders holding stock under nominee or street name accounts with brokers.

Item 6.	Selected Consolidated Historical Financial Data

      Discontinued Operations. In 2002, we sold our Keptel and Actives product lines. As the sale of Actives and the Keptel telecommunications product lines represented components of the Company, we have reclassified the results of these product lines to discontinued operations for all periods presented in accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, for all periods. The balance of the product lines previously reported in transmission, optical, and outside plant product category, including Keptel products that previously were and continue to be sold by Telewire to cable companies, have been combined with our supplies category. All prior period revenues have been aggregated to conform to the new product categories. All revenues from discontinued product lines included herein reflect sales to third parties.

      The selected consolidated financial data as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003 set forth below are derived from the accompanying audited consolidated financial statements of ARRIS, and should be read in conjunction with such statements and related notes thereto. The selected consolidated financial data as of December 31, 2001, 2000 and 1999 and for the years ended December 31, 2000 and 1999 is derived from audited consolidated financial statements that have not been included in this filing. The historical consolidated financial information is not necessarily indicative of the results of future operations and should be read in conjunction with ARRIS’ historical consolidated financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document. See Note 21 of the

Notes to the Consolidated Financial Statements for a summary of our quarterly consolidated financial information.

	Years Ended December 31,

	2003	2002	2001	2000	1999

	(in thousands, except per share data)
Consolidated Operating Data:
Net sales	$433,986	$651,883	$628,323	$749,972	$587,439
Cost of sales(1)	307,726	425,231	479,663	624,720	479,252

Gross profit	126,260	226,652	148,660	125,252	108,187
Selling, general, administrative and development expenses(2)	151,980	200,574	129,743	86,721	71,136
Impairment of goodwill(3)	—	70,209	—	—	—
Amortization of goodwill	—	—	3,256	3,300	3,324
Amortization of intangibles	35,249	34,494	7,012	—	—
In-process R&D write-off(4)	—	—	18,800	—	—
Restructuring and other(5)	891	7,113	11,602	—	1,421

Operating income (loss)	(61,860)	(85,738)	(21,753)	35,231	32,306
Interest expense	10,443	8,383	11,068	12,184	13,529
Membership interest	2,418	10,409	4,110	—	—
Loss (gain) on debt retirement(6)	(26,164)	7,302	1,853	—	—
Other expense (income), net	(2,329)	(5,513)	8,120	(1,271)	(1,837)
Loss on investments(7)	1,436	14,894	767	773	275

Income (loss) from continuing operations before income taxes	(47,664)	(121,213)	(47,671)	23,545	20,339
Income tax expense (benefit)(8)	—	(6,800)	35,588	9,622	9,202

Net income (loss) from continuing operations	(47,664)	(114,413)	(83,259)	13,923	11,137
Discontinued Operations:
Income (loss) from discontinued operations (including a net gain on disposals of $0.4 million and a net loss of $4.0 million for the years ended December 31, 2003 and 2002, respectively)(1)(2)(5)(9)	351	(18,794)	(92,441)	11,409	10,177
Income tax expense (benefit)	—	—	(7,969)	4,663	4,604

Income (loss) from discontinued operations	351	(18,794)	(84,472)	6,746	5,573

Net income (loss) before cumulative effect of accounting change	(47,313)	(133,207)	(167,731)	20,669	16,710
Cumulative effect of accounting change(10)	—	57,960	—	—	—

Net income (loss)	$(47,313)	$(191,167)	$(167,731)	$20,669	$16,710

Net income (loss) per common share:
Basic:
Income (loss) from continuing operations	$(0.62)	$(1.40)	$(1.55)	$0.37	$0.30
Income (loss) from discontinued operations	—	(0.23)	(1.58)	0.18	0.15
Cumulative effect of accounting change	—	(0.71)	—	—	—

Net income (loss)	$(0.62)	$(2.33)	$(3.13)	$0.54	$0.46

	Years Ended December 31,

	2003	2002	2001	2000	1999

	(in thousands, except per share data)
Diluted:
Income (loss) from continuing operations	$(0.62)	$(1.40)	$(1.55)	$0.35	$0.29
Income (loss) from discontinued operations	—	(0.23)	(1.58)	0.17	0.14
Cumulative effect of accounting change	—	(0.71)	—	—	—

Net income (loss)	$(0.62)	$(2.33)	$(3.13)	$0.52	$0.43

Selected Balance Sheet Data:
Total assets	$451,859	$563,412	$752,115	$731,495	$700,541
Long-term obligations	$138,052	$11,500	$115,000	$204,000	$183,500

(1)	Cost of Sales and Discontinued Operations:

In 2003, 2002, and 2001, we recorded severance costs related to reductions in force of $0.4 million, $1.5 million, and $47 thousand, respectively, which was reflected in cost of sales.

During 2002, we wrote off the remaining $2.1 million of power inventories that had not been transferred to the buyer. This charge is reflected in cost of goods sold.

In 2001, we recorded pre-tax restructuring and impairment charges of approximately $66.2 million. Of this total charge, approximately $50.1 million is classified in discontinued operations, $8.5 million is reflected in cost of goods sold, and $7.6 million is reflected in restructuring. Of the $50.1 million classified in discontinued operations, approximately $25.1 million related to the write-down of inventories, $14.8 million related to the impairment of fixed assets, $4.5 million related to lease termination and other shutdown expenses, and $5.7 million related to severance and associated personnel costs. The remaining $16.1 million related to continuing operations, of which approximately $8.5 million related to the write-down of inventories and certain purchase order and warranty obligations and was charged to cost of goods sold, and approximately $7.6 million related to the impairment of goodwill and lease termination expenses and was reflected in restructuring. Due to unforeseen delays in exiting the facility after the shutdown, the Company increased its reserve by approximately $2.4 million (charged to discontinued operations) and $4.8 million ($4.4 million charged to discontinued operations and $0.4 million charged to continuing operations) during 2002 and 2003, respectively.

In 2001, we recorded a write-off of $4.4 million related to unrecoverable inventory amounts due from a customer in Argentina (due to the economic disturbances in that region), of which approximately $1.6 million relates to and is classified in discontinued operations, and $2.8 million is reflected in cost of goods sold.

In 1999, we recorded pre-tax charges in conjunction with the closure of our New Jersey facility and the discontinuance of certain products. The charges included an inventory write-down of approximately $10.4 million, of which $3.9 million is reflected in cost of sales and $6.5 million is classified in discontinued operations. In 2000, we recorded an additional $3.5 million pre-tax charge to cost of sales related to the 1999 reorganization as a result of additional inventory write-downs.

(2)	SGA&D and Discontinued Operations:

In 2003, 2002, and 2001, we recorded severance costs related to reductions in force of $2.5 million, $3.9 million, and $1.4 million, respectively, which was reflected in selling, general, administrative and development expenses.

In 2003, we recorded a charge of approximately $2.2 million related to the write-off of customer-relations software.

In 2003 and 2002, we reserved $8.7 million and $3.6 million, respectively, for our Cabovisao receivable. Cabovisao is a Portugal-based customer who owed us approximately $20.6 million in accounts receivable at the end of the third quarter 2003, of which all was past due. Cabovisao and its parent company, Csii, have filed for court-supervised restructuring and recapitalization in Canada and are in the process of restructuring their financing. During the fourth quarter of 2003, we sold our accounts receivable to an unrelated third party for approximately $10.1 million, resulting in a gain of approximately $1.5 million.

In 2003, we sold our engineering consulting services product line, known as ESP, to an unrelated third party. The transaction resulted in a loss of approximately $1.4 million.

In 2003, we recorded a total of approximately $3.0 million related to potential patent litigation damages. The litigation involves our connector product, which is included in our supplies product category. The litigation was ultimately settled in February 2004.

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

In 2000, we recorded a pre-tax gain of $2.1 million as a result of the curtailment of our defined benefit pension plan.

(3)	Impairment of Goodwill

During the fourth quarter of 2002, based upon management’s analysis including an independent valuation, we recorded a goodwill impairment charge of $70.2 million with respect to our supplies product line.

(4)	In-process R&D write-off

During 2001, we recorded a pre-tax write-off of in-process research and development of $18.8 million in connection with the Arris Interactive L.L.C. acquisition.

(5)	Restructuring and Impairment Charges and Discontinued Operations

During 2002, a restructuring charge of approximately $7.1 million was recorded in connection with the closure of our development and repair facility in Andover, Massachusetts, related to severance, lease termination, and other costs associated with closing the facility.

During 2001, we closed a research and development facility in Raleigh, North Carolina and recorded a $4.0 million charge related to severance and other costs associated with closing that facility.

In 2001, we recorded pre-tax restructuring and impairment charges of approximately $66.2 million. Of this total charge, approximately $50.1 million is classified in discontinued operations, $8.5 million is reflected in cost of goods sold, and $7.6 million is reflected in restructuring. Of the $50.1 million classified in discontinued operations, approximately $25.1 million related to the write-down of inventories, $14.8 million related to the impairment of fixed assets, $4.5 million related to lease termination and other shutdown expenses, and $5.7 million related to severance and associated personnel costs. The remaining $16.1 million related to continuing operations, of which approximately $8.5 million related to the write-down of inventories and certain purchase order and warranty obligations and was charged to cost of goods sold, and approximately $7.6 million related to the impairment of goodwill and lease termination expenses and was reflected in restructuring. Due to unforeseen delays in exiting the facility after the shutdown, the Company increased its reserve by approximately $2.4 million (charged to discontinued operations) and $4.8 million ($4.4 million charged to discontinued operations and $0.4 million charged to continuing operations) during 2002 and 2003, respectively.

In 1999, we recorded pre-tax charges in conjunction with the closure of our New Jersey facility, which included approximately $2.6 million related to personnel costs and approximately $3.0 million related to lease termination and other costs. Of this charge of $5.6 million, approximately $1.4 million is reflected in restructuring and $4.2 million is classified in discontinued operations.

(6)	Loss (Gain) on Debt Retirement

During the first quarter 2003, ARRIS redeemed the entire Class B membership interest in Arris Interactive L.L.C. held by Nortel Networks for approximately $88.4 million. This discounted redemption resulted in a gain of approximately $28.5 million.

During the fourth quarter 2003, we chose to cancel our credit facility, which was due to expire in August 2004. As a result, we wrote off approximately $2.3 million of unamortized finance fees related to the facility upon cancellation.

During 2002, we recorded a loss of $9.3 million associated with the 4 1/2% notes due 2003 exchanges, in accordance with SFAS No. 84, Induced Conversions of Convertible Debt. This loss was partially offset with a gain of approximately $2.0 million related to cash repurchases of the 4 1/2% notes due 2003 in accordance with SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.

During 2001, we recorded pre-tax charges of $1.9 million on the extinguishment of debt in accordance with EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments. The amount reflected unamortized deferred finance fees related to a loan agreement, which was replaced in connection with the Arris Interactive L.L.C. acquisition. In 2003, this loss was reclassified to loss from continuing operations as a result of the gain on cash repurchases recognized in the fourth quarter of 2003 in accordance with SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.

(7)	Loss on Investments

We held certain investments in the common stock of publicly traded companies, some of which are classified as trading securities and some are classified as available for sale. In addition, we hold a number of non-marketable equity securities, which are also classified as available for sale. Changes in the market value of the trading securities and gains or losses on related sales of these securities are recognized in income. Changes in the market value of the available for sale securities are recorded in other comprehensive income. However, the available for sale securities are subject to a periodic impairment review and any “other than temporary” impairments are recognized through income. We offer a deferred compensation arrangement, which allows certain employees to defer a portion of their earnings and defer the related income taxes. These deferred earnings are invested in a “rabbi trust”, and are accounted for in accordance with Emerging Issues Task Force Issue No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested. The investment in the rabbi trust is classified as an investment on our balance sheet.

During the five-year periods of 2003, 2002, 2001, 2000, and 1999, we recognized total losses of $1.4 million, $14.9 million, $0.8 million, $0.8 million, and $0.3 million, respectively, on our investments discussed above.

(8)	Income Tax Expense (Benefit)

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

(9)	Income (Loss) from Discontinued Operations

In addition to the comments within items 1, 2, and 5 above, the following items also impacted discontinued operations:

—	During 2001, a one-time warranty expense relating to a specific product was recorded, resulting in a pre-tax charge of $4.7 million for the expected replacement cost of this product of which all relates to and is classified in discontinued operations. We do not anticipate any further warranty expenses to be incurred in connection with this product.

—	During 2002, a loss of $6.2 million was recorded in connection with the sale of the Keptel product line. Additionally, during 2003, a gain of $2.2 million was recorded in connection with the sale of the Actives product line. The net loss of $4.0 million relates to and is classified in discontinued operations.

—	In 2003, 2002, and 2001, we recorded severance costs related to reductions in force of $0.2 million, $1.3 million, and $4.6 million, respectively, which was reflected in discontinued operations.

(10)	Cumulative Effect of an Accounting Change

During 2002, we recognized a loss of approximately $58.0 million due to the cumulative effect of an accounting change. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, and upon management’s analysis of our intangibles including an independent valuation, we recorded a reduction in the value of our goodwill of approximately $58.0 million primarily related to our Keptel product line.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Estimates

      The accounting and financial reporting policies of the Company are in conformity with U.S. GAAP. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management has discussed the development and selection of the critical accounting estimates, communicated below, with the audit committee of the Company’s Board of Directors and the audit committee has reviewed the Company’s related disclosures herein.

      (a) Revenue Recognition

      ARRIS’ revenue recognition policies are in compliance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements and Staff Accounting Bulletin No. 104, Revenue Recognition, as issued by the Securities and Exchange Commission.

      Product revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. Contracts and customer purchase orders generally are used to determine the existence of an arrangement. Shipping documents, proof of delivery and customer acceptance (when applicable) are used to verify delivery. Sales of services are recognized at the time of performance. Revenue is deferred if certain circumstances exist, including:

•	when undelivered products or services that are essential to the functionality of the delivered product exist, revenue is deferred until such undelivered products or services are delivered, or

•	when final acceptance of the product is specified by the customer, revenue is deferred until the acceptance criteria have been met.

      At December 31, 2003, we had deferred revenue of $0.7 million related to shipments made to customers whereby the customer has the right of return and related to various customer service agreements.

      ARRIS resells software developed by outside third parties as well as internally developed software. Software sold by ARRIS does not require significant production, modification or customization. The Company recognizes software license revenue, and product revenue for certain products where software is more than an incidental component of the hardware, under Statement of Position No. 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by Statement of Position No. 98-9, Software Recognition, With Respect to Certain Transactions (“SOP 98-9”), when the following criteria are met: (1) there is persuasive evidence of an agreement with the customer, (2) shipment is made and title is passed, (3) the amount due from the customer is fixed and determinable, and (4) collectibility is reasonably assured. The Company assesses whether the amount due from the customer is fixed and determinable based on the terms of the agreement with the customer, including, but not limited to, the payment terms associated with the transaction. ARRIS assesses collection based on a number of factors, including past transaction history with the customer and credit-worthiness of the customer. If the Company determines that collection of an amount due is not reasonable assured, it defers recognition of revenue until collection becomes reasonably assured.

      Certain agreements also include multiple deliverables for products and/or services. The Company recognizes revenue from these agreements based on the relative fair value of the products and services. The determination of the fair value of the elements, which is based on a variety of factors including the amount ARRIS charges other customers for the products or services, price lists or other relevant information, requires judgment by management. If an undelivered element is essential to the functionality of the delivered element or required under the terms of the contract to be delivered concurrently, the Company defers the revenue on the delivered element until that undelivered element is delivered.

      ARRIS’ internal costs incurred in developing software are charged to expense as research and development expense until technological feasibility has been established for the product, in accordance with Statement of Financial Accounting Standards No. 86 (“SFAS 86”), Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. As the time period between the establishment of technological feasibility and general release of internally developed software to its customers is generally very limited, no material development costs are incurred during this period and, therefore, no such costs have been capitalized to date.

      (b) Reserve for Uncollectible Accounts

      We establish a reserve for doubtful accounts based upon our historical experience in collecting accounts receivable. A majority of our accounts receivable are from a few large cable system operators, either with investment rated debt outstanding or with substantial financial resources, and have very favorable payment histories. As a result, our reserve of approximately $4.4 million as of December 31, 2003 is small relative to our level of accounts receivable. Unlike businesses with relatively small individual accounts receivables from a large number of customers, if we were to have a collectibility problem with one of our major customers, it is possible the reserve we have established will not be sufficient. We held our assumptions constant, and are not planning to alter them in the current fiscal year, unless an unforeseen factor causes us to do so.

      We calculate the reserve for uncollectible accounts using a model that considers customer payment history, recent customer press releases, bankruptcy filings, if any, Dun & Bradstreet reports, and financial statement review. The Company’s calculation is reviewed by management to assess whether additional research is necessary, and if complete, whether there needs to be an adjustment to the reserve for uncollectible accounts. The reserve is established through a charge to the provision and represents amounts of current and past due customer receivable balances which management estimates will not be collected. In the past several years, two of our major customers encountered significant financial difficulty due to the industry downturn and tightening financial markets. As a result, we added provisions to the reserve for uncollectible accounts for the following customers (in millions):

	For the Years
	Ended
	December 31,

	2003	2002

Adelphia	$—	$(15.9)
Cabovisao	(7.2)	(3.6)

      In both cases, we adjusted the reserves for these customers based upon our understanding of the situation and negotiations with them. Ultimately, we chose to sell our accounts receivable from these companies to unrelated third parties. At the end of 2003, we believe that we do not have a major customer that is in a financially distressed position.

      (c) Inventory Valuation

      Inventory is reflected in our financial statements at the lower of average, approximating first-in, first-out cost or market value.

      The table below sets forth inventory balances at December 31 (in millions):

	2003	2002

Gross inventory	$98.9	$119.1
Reserves	(20.3)	(14.9)

Net inventory	$78.6	$104.2

      We continuously evaluate future usage of product and where supply exceeds demand, we may establish a reserve. In reviewing inventory valuations, we also review for excess and obsolete items. This requires us to estimate future usage, which, in an industry where rapid technological changes and significant variations in capital spending by system operators are prevalent, is difficult. As a result, to the extent that we have overestimated future usage of inventory, the value of that inventory on our financial statements may be overstated. When we believe that we have overestimated, we adjust for that overstatement through an increase in cost of sales in the period identified. Inherent in our valuations are certain management judgments and estimates, including markdowns, shrinkage and future forecasts, which can significantly impact ending inventory valuation and gross margin. The methodologies utilized by the Company in its application of the above methods are consistent for all periods presented.

      The Company, to assist in assessing the proper valuation of inventory, conducts annual physical inventory counts at all ARRIS locations. The Company, during the past twelve months, did not have inventory valuation issues that were not already identified in prior analyses. We have held our assumptions constant, and are not planning to alter them in the current fiscal year, unless an unforeseen factor causes us to do so.

      (d) Warranty

      We provide, by a current charge to cost of sales in the period in which the related revenue is recognized, an estimate of future warranty obligations. The estimate is based upon historical experience. The embedded product base, failure rates, cost to repair and warranty periods are used as a basis for calculating the estimate. We also provide, by a charge to current cost of sales, estimated expected costs associated with non-recurring product failures. In the event of a significant non-recurring product failure, the amount of the reserve may not be sufficient. For example, in 2001 we had a warranty expense related to a single product and recorded a charge of $4.7 million, now classified in discontinued operations. To the extent that other non-recurring warranty claims occur in the future, the reserves that we have established may not be sufficient, cost of sales may have been understated, and a charge against future costs of sales may be necessary. As of December 31, 2003 a reserve of $4.6 million for warranty expense was reflected on the balance sheet versus a reserve of $6.0 million as of December 31, 2002. The change in the reserve balance reflects both the addition and usage of our on-going warranty claims. It also reflects the additions, usages and adjustments to our non-recurring product issues. We review and update our estimates, with respect to the non-recurring product issues on an on-going basis. The quantity of the embedded base of product in the field has been reasonably stable. The lack of volatility of the embedded base and our continued effort to control our cost to repair leads the company to believe that the reserve will be reasonably constant in the future.

Overview

      Our long-term goal is to be a leading provider of broadband access products and services. Our primary market and focus is cable providers or multiple system operators, or MSOs; however, we regularly evaluate alternative outlets for our products and services — for example, the telecommunications market, including U.S. regional telephone companies, local exchange companies, competitive local exchange carriers, and governmental agencies.

Industry Conditions

      Our performance is largely dependent on capital spending for constructing, rebuilding, maintaining and upgrading broadband communications systems. The cable market has evolved and changed significantly over the past two years. Key developments that have or may impact us include:

Tightening of Credit Availability

      After a period of increased consolidation and capital expenditures within the industry through the fourth quarter of 2000, there was a tightening of credit availability throughout the telecommunications industry and a broad-based and severe drop in market capitalization for the sector. This caused broadband system operators to become more judicious in their capital spending, adversely affecting us and other equipment providers.

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

      This industry downturn and other factors have adversely affected several of our largest customers. In June 2002, Adelphia filed bankruptcy at a time when it owed us approximately $20.2 million in accounts receivable. As a result, we incurred a $20.2 million charge during the second quarter of 2002. However, we subsequently sold a portion of the Adelphia receivables during the third quarter of 2002 to an unrelated third party, resulting in a net gain of approximately $4.3 million in that quarter. For the year ended December 31, 2002, the net result was a loss of $15.9 million related to the Adelphia situation, of which $14.9 million related to continuing operations and $1.0 million related to discontinued operations.

      In addition, as of November 18, 2003, Cabovisao, a Portugal-based customer, owed us approximately $20.6 million in accounts receivable, all of which was past due. This customer accounted for approximately 6% of our sales in 2002. Cabovisao and its parent company, Csii, have been in the process of restructuring their financing. On June 30, 2003, Csii filed for court-supervised restructuring and recapitalization in Canada. In 2003 and 2002, we reserved $8.7 million and $3.6 million, respectively, for our Cabovisao receivable. On November 18, 2003 ARRIS sold its accounts receivable due from Cabovisao to an unrelated party for $10.1 million. The net result was a loss of $10.8 million related to the Cabovisao situation. CSii is continuing its restructuring efforts. We are uncertain what effect, if any, these developments will have on our future relationship with them.

Decline in Spending by the MSOs on “Two-Way Plant Upgrades”

      A significant portion of the MSOs have, or are nearing completion of their “two-way” plant upgrade programs. We, as well as our competitors (in particular, Scientific-Atlanta, Motorola and TVC), have sold significant amounts of equipment to the MSOs over the past five years in support of their upgrade programs. These sales were predominately of our supplies products as well as our former Transmission, Optical and Outside Plant products. We anticipate a further decline in revenues associated with these upgrades.

Increase in Spending by MSOs on New Revenue-Generating Services

      While reducing their overall capital expenditures, MSOs have increased their expenditures on equipment, which allows them to create new revenue-generating opportunities, including high-speed data, telephony and digital video. We anticipate future increases in expenditures by the MSOs on products and services, which allow them to capitalize on these opportunities.

Cable Operator Demand of Open Standards for Equipment and Services Related to High-Speed Data, Telephony and, Potentially, Digital Video

      Each of the key new revenue-generating services (high-speed data, telephony and digital video) were originally made available to the MSOs by various companies using proprietary product; however, next generation product is being developed and deployed in compliance with open standards established by the cable industry:

•	High-speed data was offered, most significantly by ARRIS (LANcity), Motorola and Terayon, using proprietary cable modem termination systems and cable modems. In the United States, the MSOs created CableLabs to create an open standard architecture for high-speed data. This architecture was introduced in 1999 and remains the standard. ARRIS and its competitors had to respond to the creation of this standard. ARRIS has not sold proprietary high-speed data products since 2000. Similar standards exist in Europe.

•	Telephony was first offered, most significantly by ARRIS, Motorola, ADC and Tellabs, using proprietary constant bit rate, or CBR, headends and network interface units. ARRIS continues to sell significant volumes of CBR equipment. The MSOs, through CableLabs, have created an open architecture for VoIP telephony. We anticipate that the majority of new telephony deployments will use this architecture. ARRIS and its competitors had to respond to the creation of this new standard.

•	Digital Video was first offered, most significantly by Motorola, Scientific-Atlanta and Pace, using proprietary set-top boxes. We anticipate that the MSOs will ultimately drive a similar set of open interfaces for digital video.

We expect that MSOs will continue to create and demand open interfaces in the future.

Consolidation of Our Customer Base

      Consolidation of our customers has, and may in the future, affect their purchases of our products. In the fourth quarter of 2002, Comcast completed its purchase of AT&T Broadband. Historically, AT&T Broadband had been our largest customer. AT&T Broadband, with the deployment of telephony as part of its core strategy, had been using our CBR products in many of its major markets. Comcast announced that, as its initial priority after its acquisition of AT&T Broadband, it would emphasize video and high-speed data operations and focus on improving the profitability of its telephony operations at the expense of subscriber growth. As a result, we experienced a significant decline in sales of our CBR telephony product to Comcast in the fourth quarter of 2002 and 2003, which we expect to continue into 2004.

      It is possible other customer consolidations may occur which could have an impact on future sales of our products.

Our Strategy

      In response to and in anticipation of the factors above, we have implemented a long-term business strategy, which includes the following key elements:

•	Transition to VoIP with an “Everything IP, Everywhere” philosophy and build on current market successes;

•	Leverage our current voice and data business

•	Strengthen and grow our supplies infrastructure distribution channel

•	Expand our existing product/services portfolio through internal developments, partnerships and acquisitions

•	Rationalize our product portfolio

•	Maintain and improve a strong capital structure and expense structure

      Below is a summary of some of the key actions we have taken in support of these strategies.

Acquisitions

      During the third quarter of 2001, we acquired Nortel Networks’ interest in our joint venture Arris Interactive L.L.C. In January 2002, we purchased substantially all the assets and assumed certain liabilities of Cadant, Inc., a manufacturer of cable modem termination systems that had developed a leading design in the industry for enabling voice over IP telephony and high-speed data. In March 2003, we purchased certain assets of Atoga Systems, a developer of optical transport systems for metropolitan area networks. In August 2003, we purchased certain cable modem termination system-related assets of Com21, including the stock of its Irish subsidiary. These acquisitions were made to better position us to provide products and services to our customers that support their growing needs in the areas of high speed data, telephony and video. Below is a more detailed description of each of these acquisitions:

Acquisition of Arris Interactive L.L.C.

Overview of the Transaction

      On August 3, 2001, we completed the acquisition from Nortel of the portion of Arris Interactive L.L.C. that we did not own. Arris Interactive L.L.C. was a joint venture formed by Nortel Networks and us in 1995, and immediately prior to the acquisition we owned 18.75% and Nortel Networks owned the remainder. As part of this transaction:

•	A new holding company, ARRIS, was formed;

•	ANTEC, our predecessor, merged with our subsidiary and the outstanding ANTEC common stock was converted, on a share-for-share basis, into ARRIS common stock;

•	Nortel Networks and our company contributed to Arris Interactive L.L.C. approximately $131.6 million in outstanding indebtedness and adjusted our ownership percentages in Arris Interactive L.L.C. to reflect these contributions;

•	Nortel Networks exchanged its remaining ownership interest in Arris Interactive L.L.C. for 37 million shares of ARRIS common stock (approximately 49.2% of the total shares outstanding following the transaction) and a subordinated redeemable Class B membership interest in Arris Interactive L.L.C. with a face amount of $100 million;

•	ANTEC, now our wholly-owned subsidiary, changed its name to Arris International, Inc.;

•	Nortel Networks designated two new members to our board of directors;

•	We issued approximately 2.1 million options and 95,000 shares of restricted stock to Arris Interactive L.L.C. employees.

      In connection with this transaction, we entered into an agreement with Nortel Networks whereby we paid Nortel Networks an agency fee of approximately, on average, 10% for all sales of Arris Interactive L.L.C. legacy products made to certain domestic and international customers. This agreement for domestic agency fees expired December 31, 2001. The agreement for international agency fees was terminated on December 6, 2002.

Membership Interest

      In connection with the acquisition of Arris Interactive L.L.C. in August 2001, Nortel Networks exchanged its remaining ownership interest in Arris Interactive L.L.C. for 37 million shares of our common stock and a subordinated redeemable Class B membership interest in Arris Interactive L.L.C. with a face amount of $100.0 million. The Class B membership interest earned an accreting non-cash return of 10% per annum, compounded annually, and was redeemable in approximately four quarterly installments commencing February 3, 2002, provided that certain availability and other tests were met under our revolving credit facility. Those tests were not met. The balance of the Class B membership interest as of December 31, 2002 was approximately $114.5 million. In June 2002, we entered into an option agreement with Nortel Networks that permitted us to redeem the Class B membership interest in Arris Interactive L.L.C. at a discount of 21% prior to June 30, 2003. To further induce us to redeem the Class B membership interest, Nortel Networks offered to forgive approximately $5.9 million of the earnings on the Class B membership interest if we redeemed it prior to March 31, 2003. As noted elsewhere, we used approximately $88.4 million of the proceeds of the March 2003 convertible note offering to redeem the Class B membership interest, including the reduction in the forgiveness of the interest.

Common Stock

      Of the 37 million shares of our common stock that Nortel Networks received in 2001, it currently owns 5 million shares:

•	Nortel Networks sold 15 million shares in a registered public offering in June 2002.

•	In order to reduce its holdings further, in March 2003 Nortel Networks granted us an option to purchase up to 16 million shares at a 10% discount to market, subject to a minimum purchase price of $3.50 per share for 8 million shares and $4.00 per share for the remainder. In addition, to the extent that we purchased shares at a price of less than $4.00 per share, we were obligated to return to Nortel Networks a portion of the return that was forgiven with respect to the Class B membership interest, up to a maximum of $2.0 million. Pursuant to this option, on March 24, 2003, we purchased 8 million shares (which had an aggregate fair market value of $32 million based on a share closing price on the Nasdaq National Market on March 24, 2003) for an aggregate purchase price of $30.0 million (taking into account the return of $2 million forgiven on the Class B membership interest).

•	Nortel Networks sold 9 million shares in a registered public offering on November 28, 2003.

Acquisition of Cadant, Inc.

      Consistent with our strategy, on January 8, 2002, we acquired substantially all of the assets of Cadant, Inc., a privately held designer and manufacturer of next-generation cable modem termination systems. Under the terms of the transaction, we issued 5.25 million shares of our common stock and assumed approximately $14.9 million in liabilities in exchange for the assets. We issued 2.0 million options to purchase our common stock and 250,000 shares of restricted stock to Cadant employees. We also agreed to issue up to 2.0 million additional shares of our common stock based upon the achievement of future sales targets through 2003 for the cable modem termination systems product. These sales targets were not achieved and no additional shares of our common stock will be issued.

Acquisition of Certain Assets of Atoga Systems

      On March 21, 2003, we purchased certain assets of Atoga Systems, a Fremont, California-based developer of optical transport systems for metropolitan area networks. Under the terms of the agreement, we obtained certain inventory, fixed assets, and intellectual property in consideration for approximately $0.4 million of cash and the assumption of certain lease obligations. Further, we retained approximately 28 employees and issued a total of 500,000 shares of restricted stock to those employees.

Acquisition of Certain Assets of Com21

      On August 13, 2003, the Company completed the acquisition of certain cable modem termination system-related assets of Com21, including the stock of its Irish subsidiary. Under the terms of the agreement, ARRIS obtained accounts receivable, inventory, fixed assets, other current prepaid assets, and existing technology in exchange for approximately $2.4 million of cash, of which $2.2 million has been paid, and the assumption of approximately $0.6 million in liabilities. The Company has retained $0.2 million of the cash consideration for any liabilities ARRIS may be required to pay resulting from Com21 activity prior to the acquisition date. The Company also incurred approximately $0.2 million of legal and professional fees associated with the transaction. ARRIS retained approximately 50 Com21 employees. The Company completed this acquisition because it believes that the newly acquired product line, along with the existing product offerings of ARRIS, will allow the Company to reach smaller scale cable systems domestically and internationally.

Alliances and Cooperations

      In order to enhance our offering to MSOs, in particular, in relation to their move into VoIP, we have entered into several formal and informal alliance and cooperations with various other companies. These relationships include such things as:

•	Resale agreements with respect to complementary products, for example, with Alopa for their operational support systems software and with Ellacoya for their peer-to-peer flow control. Resale of these products produces a profit for the Company and enables us to better serve our customers with more integrated solutions.

•	Interoperability testing with a wide variety of key components for other manufacturers, including call management servers, media gateways, central office switches, and cable modems. Such testing enables us to assure our customers of our products’ complete compatibility with products produced by these other manufacturers.

Investment in R&D

      We have made significant investments through our research and development efforts in new products and expansion of our existing products. Our primary focus has been on products and services, which will enable MSOs to generate greater revenue from offering high-speed data, telephony and digital video. In 2003 we spent approximately $62.9 million on research and development, or 14.5% of revenue. We expect to continue to spend similar levels on research and development in the future.

Product Line Rationalizations

      Upon evaluation and review of our product portfolio, we concluded that two product lines, Keptel and Actives, were not core to our long-term goals; thus, we sold these product lines during 2002. Both of these product lines were components of the Company, and the results of these operations for all periods have been reclassified to discontinued operations. In 2003 we also sold Electronic System Products, an engineering services product line, also not seen as core to our goals. Below is a more detailed description of each of these dispositions:

Sale of Keptel Product Line

      On April 24, 2002, we sold our Keptel product line. Keptel designed and marketed network interface systems and fiber optic cable management products primarily for traditional telecommunications residential and commercial applications. The majority of historic sales were to telecommunication companies in applications not core to our long-term goals. The transaction generated cash proceeds of $30.0 million. Additionally, we retained a potential earnout over a twenty-four month period based on sales achievements. The transaction also includes a distribution agreement whereby we will continue to distribute certain Keptel products in the cable MSO market through Telewire, our supplies distribution channel. Prior to the sale of the Keptel product line, the related products were manufactured by Keptel and were subsequently sold either directly by Keptel’s sales force to telecommunications companies or through Telewire to cable companies.

      Although a few Keptel products are still distributed by Telewire, in accordance with the distribution agreement from the new owner, they are no longer manufactured by the Company and only represented approximately $6.7 million of sales for the year ended December 31, 2003. The Keptel product line, excluding sales through Telewire, had approximately $44.8 million of revenue in 2001 and approximately $7.5 million of revenue in 2002, prior to the closing of the sale. Total assets of approximately $31.1 million were disposed of, which included inventory, fixed assets, intangibles (formerly classified as goodwill), and other assets. We incurred approximately $7.4 million of related closure costs, including severance, vendor liabilities, outside consulting fees, and other shutdown expenses. The net result of the transaction was a loss on the sale of the product line of approximately $8.5 million. During 2002 and 2003, the loss was reduced by $2.4 million and $0.4 million, respectively, as a result of the resolution of certain estimated costs associated with the sale. With these adjustments, we have has now recognized a cumulative loss of approximately $5.7 million related to the transaction.

Sale of Actives Product Line

      On November 21, 2002, we sold our Actives product line, excluding receivables and payables, to Scientific-Atlanta for $31.8 million in net proceeds. The agreement provided for the transfer of inventory and equipment attributable to the product lines, plus the transfer of approximately 34 employees. In connection with the sale, we recognized a gain of approximately $2.2 million. This product line had approximately $68.2 million of revenue in 2001 and approximately $58.8 million of revenue in 2002, prior to the closing of the sale. The majority of our historic sales of this product line were in support of the MSOs “two-way” upgrade programs. After assessing our potential for future demand given the decline in upgrades and our relative position in the market, we concluded the product line was not core to our long-term goals. In connection with the sale, we recognized a gain of approximately $2.2 million during the fourth quarter of 2002. We incurred approximately $9.3 million of related closure costs, including severance, vendor liabilities, professional fees, and other shutdown expenses. During 2003, we reduced our accrual for vendor liabilities by $4.4 million as a result of the resolution of certain estimated costs with the sale. With this adjustment, we have now recognized a cumulative gain of approximately $6.6 million related to the transaction.

Sale of Electronic System Products (“ESP”) Product Line

      On August 18, 2003, ARRIS sold its engineering consulting services product line, known as ESP, to an unrelated third party. The agreement involved the transfer of net assets of approximately $1.3 million, which included accounts receivable, fixed assets, an investment, and other assets attributable to the product line. Further, the transaction provided for the transfer of approximately 30 employees. Additionally, the Company incurred approximately $0.1 million of related closure costs, primarily legal and professional fees associated with the closing. ARRIS recognized a loss on the sale of approximately $1.4 million during the third quarter 2003. The ESP product line contributed revenue of approximately $1.3 million during the twelve-month period ended December 31, 2003 (approximately 7 months of operations) and revenue of $3.9 million during the twelve-month period ended December 31, 2002. The ESP revenue is classified in the supplies product category (formerly supplies and services). In accordance with the provisions of SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets, ESP is not reflected as a discontinued operation because it was determined to be an insignificant component of the Company’s consolidated operations and assets.

Cost Reduction Actions

      During the past three years we have implemented significant cost reduction actions. These actions were taken for several reasons, all with the intent to lower the breakeven point of our business:

•	in conjunction with our acquisitions and product line divestitures we were left with duplicative and/or unnecessary costs that required rationalization

•	as the “two-way” upgrades slowed and the general spending levels in the industry decreased as a result of tighter credit, it was necessary to reduce our cost structure as we experienced lower revenues

•	as a result of the Comcast purchase of AT&T Broadband we experienced a sharp decline in revenues in Q4 2002 and 2003, as a result, it was necessary to reduce our cost structure

      Our actions have included: closure of factories and the outsourcing of manufacturing, closure of a development facility, general reductions in force, and curtailment of certain employee benefits and bonuses. We continue to regularly examine other actions that may be taken to reduce the cost structure of the business and improve profitability. One such opportunity is the consolidation of facilities in Duluth, Georgia. During the first quarter of 2004, we will consolidate two facilities which will give us the opportunity to house many of our core technology, marketing, and headquarter functions in a single building. This consolidation will result in an annual expense reduction of approximately $1.5 million to $2.0 million, beginning in the second quarter

2004. The consolidation will require a write-off of lease costs and leasehold improvements of approximately $6.5 million to $7.5 million in the first quarter 2004.

Debt Reduction and Refinancing Actions

      We have taken steps over the past three years to restructure and reduce our debt:

Notes due 2003

      In 1998, the Company issued $115.0 million of 4 1/2% convertible subordinated notes due May 15, 2003 (“Notes due 2003”). The Notes due 2003 were convertible, at the option of the holder, at any time prior to maturity, into the Company’s common stock at a conversion price of $24.00 per share. In 2002, ARRIS exchanged 1,593,789 shares of its common stock for approximately $15.4 million of the Notes due 2003. Additionally, the Company redeemed $23.9 million and $75.7 million of the Notes due 2003 during 2003 and 2002, respectively, using cash. As of May 15, 2003, all of the Notes due 2003 were redeemed.

Notes due 2008

      On March 18, 2003, we issued $125.0 million of 4 1/2% convertible subordinated notes due March 15, 2008 under Rule 144A. These notes are convertible at the option of the holder into our common stock at $5.00 per share, subject to adjustment. We are entitled to call the notes for redemption at any time, subject to our making a “make whole” payment if we call them for redemption prior to March 15, 2006. In addition, we are required to repurchase the notes in the event of a “change in control.” On February 4, 2004 we gave a notice of partial redemption for $50 million of the notes on March 8, 2004.

Nortel Class B Membership Interest

      We used $88.4 million of the proceeds of the notes issuance to retire the membership interest of $116.9 million,, representing a $28.5 million discount. We also used the funds to repurchase and retire 8 million shares for $30.0 million (including $2 million for the reduction in the forgiveness of the return on the membership interest described elsewhere). On the date of the repurchase, the closing fair market value of the shares was approximately $32 million (closing stock price of $4.01).

Credit Facility

      On August 3, 2001 ARRIS entered into an asset-based credit facility. We last accessed the facility in the fourth quarter of 2001. On several occasions during 2001, 2002, and 2003, we modified our credit facility in order to allow us to, among other things: use existing cash reserves and proceeds of asset sales to purchase or redeem our outstanding 4 1/2% convertible subordinated notes due 2003, complete our acquisitions, complete our product line dispositions, repurchase shares from Nortel, and reduce the size of the facility. The facility was due to expire on August 3, 2004. During the fourth quarter of 2003 we examined our need for a bank facility and the cost to maintain it. We concluded that the cost benefit of renewing the facility did not warrant the expenditure of funds to do so, as we did not believe it would be likely that we would require access to funds from the facility in the foreseeable future. As a result, during the fourth quarter, we wrote-off approximately $2.3 million of unamortized finance fees related to the facility upon cancellation.

      The implementation of these actions has changed our business and as a result our historical results of operations will not be as indicative of future results of operations as they otherwise might suggest.

Results of Operations

Changes in Reporting Classifications

      As the sales of our Actives and Keptel telecommunications product lines represent components of the Company, we have reclassified the results of these product lines to discontinued operations for all periods presented in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Our products and services are summarized in the following two product categories, broadband and supplies, instead of the previous three categories. The balance of the product lines which were previously reported in the former transmission, optical and outside plant product category have been combined with our supplies product category, including Keptel products that have been and continue to be sold by Telewire to cable companies. All prior period amounts have been aggregated to conform to the new product categories.

      Beginning in the second quarter of 2003, we included the revenue from DOCSIS cable modems and E-MTAs in our supplies product category; previously these sales were included in the broadband product category. We decided to change the classification as these products are original equipment manufacturer (“OEM”) in nature and inherently carry lower margins than those products within our broadband product category. All prior period amounts have been reclassified to conform to the current presentation.

Overview

      As highlighted earlier, we have faced, and in the future will face, significant changes in our industry and business. These changes have impacted our results of operations and are expected to do so in the future. As a result, we have implemented strategies both in anticipation and in reaction to the impact of these dynamics. These strategies were outlined in the Overview to the MD&A.

      Below is a table that shows our key operating data as a percentage of sales. Following the table is a detailed description of the major factors impacting the year over year changes of the key lines of our results of operations.

Key Operating Data (as a percentage of net sales)

	Years Ended December 31,

	2003	2002	2001

Net sales	100.0%	100.0%	100.0%
Cost of sales	70.9	65.2	76.3

Gross profit	29.1	34.8	23.7
Operating expenses:
Selling, general, and administrative expenses	19.1	15.9	15.3
Provision for doubtful accounts	1.5	3.8	0.6
R&D expense	14.5	11.1	4.7
In process R&D write-off	—	—	3.0
Restructuring and impairment charges	0.2	1.1	1.8
Impairment of goodwill	—	10.8	—
Amortization of goodwill	—	—	0.5
Amortization of intangibles	8.1	5.3	1.1

Operating income (loss)	(14.3)	(13.2)	(3.5)
Other (income) expense:
Interest expense	2.4	1.3	1.8
Membership interest	0.6	1.6	0.7
Loss (gain) on debt retirement	(6.0)	1.1	0.3
Loss (gain) on investments	0.3	2.3	0.1
Loss (gain) on foreign currency	(0.5)	(0.9)	—
Other expense (income), net	—	—	1.3

Income (loss) from continuing operations before income taxes	(11.0)	(18.6)	(7.6)
Income tax expense (benefit)	—	(1.0)	5.7

Net income (loss) from continuing operations	(11.0)	(17.6)	(13.3)
Gain (loss) from discontinued operations	0.1	(2.9)	(13.4)

Net income before cumulative effect of accounting change	(10.9)	(20.4)	(26.7)
Cumulative effect of an accounting change	—	8.9	—

Net income (loss)	(10.9)	(29.3)	(26.7)

Comparison of Operations for the Three Years Ended December 31, 2003

Net Sales

      The table below sets forth our net sales for the three years ended December 31, 2003, 2002, and 2001, for each of our product categories described in Item 1 of this Form 10-K (in millions):

	Net Sales			Increase (Decrease) Between Periods

	For the Years Ended December 31,			2003 vs. 2002		2002 vs. 2001

	2003	2002	2001	$	%	$	%

Product Category:
Broadband	$289.6	$448.9	$367.2	$(159.3)	(35.5)%	$81.7	22.2%
Supplies	144.4	203.0	261.1	(58.6)	(28.9)%	(58.1)	(22.3)%

Total sales	$434.0	$651.9	$628.3	$(217.9)	(33.4)%	$23.6	3.8%

      The table below sets forth our domestic and international sales for the three years ended December 31, 2003, 2002, and 2001 (in millions):

	Net Sales
				Increase (Decrease) Between Periods

	For the Years Ended
	December 31,			2003 vs. 2002		2002 vs. 2001

	2003	2002	2001	$	%	$	%

Domestic	$351.9	$503.7	$556.4	$(151.8)	(30.1)%	$(52.7)	(9.5)%
International:
Asia Pacific	36.8	51.4	20.5	(14.6)	(28.4)%	30.9	150.7%
Europe	27.2	67.9	31.6	(40.7)	(59.9)%	36.3	114.9%
Latin America	8.0	20.4	14.1	(12.4)	(60.8)%	6.3	44.7%
Canada	10.1	8.5	5.7	1.6	18.8%	2.8	49.1%

Total International	82.1	148.2	71.9	(66.1)	(44.6)%	76.3	106.1%

Total	$434.0	$651.9	$628.3	$(217.9)	(33.4)%	$23.6	3.8%

Broadband Net Sales 2003 vs. 2002

      During 2003, sales of our broadband products declined by 35.5% as compared to 2002. The significant decrease in broadband product revenue in 2003 as compared to 2002 is the result of the following factors:

•	Sales to Comcast for CBR telephony products declined by approximately $163.7 million year-over-year. AT&T Broadband had been our largest customer of CBR telephony products. In the fourth quarter 2002, Comcast completed its purchase of AT&T Broadband. Comcast had announced that its initial priority after its acquisition of AT&T Broadband would be to emphasize video and high-speed data operations and focus on improving the profitability of its telephony operations rather than subscriber growth. As a result, our sales of CBR products to Comcast have decreased significantly in 2003 and we expect this to continue into 2004. This decline has been partially offset by an increase in C4 sales to Comcast.

•	In 2003 we began to achieve market traction for our new generation CMTS products. These new products include the C4, acquired as part of our Cadant acquisition, and the C3, acquired as part of our Com21 acquisition. In 2003, we had approximately $100 million of sales of these products. We believe we exited 2003 with a significant market share for these next generation CMTS products. Comcast was our most sizable customer; however, we shipped C3 and C4 to 42 customers in 2003. We expect to continue to achieve market success with the C3 and C4; however, we believe we will face significant competition from, in particular Motorola, Cisco, Terayon, and ADC. As we anticipated, Comcast and Motorola have announced that Comcast will use Motorola’s CMTS in certain networks. We anticipate that other major MSOs, including Time Warner, Cox, Adelphia, Charter, UPC, and Jupiter will increase their purchases of next generation CMTS in 2004 and beyond. We and our competitors are aggressively competing for this business. Revenue per telephony subscriber is lower in the VoIP market than in the CBR market, however we anticipate the overall market for VoIP will be significantly larger.

•	We continue to have robust sales of our CBR product, particularly to Cox and Jupiter. Both companies expanded their footprint of HDTs in 2003, a leading indicator of future voiceport volume. We expect the footprint to further expand in 2004. We do believe that ultimately the sales of these products will decline as Cox and Jupiter complete their initial rollout of telephony. We are uncertain about the rate and timing of this decline. We anticipate that other MSOs will use VoIP as opposed to CBR for new telephony launches and that we will be positioned to participate in these launches.

•	Broadband product revenue internationally declined by $69.4 million during 2003 as compared to 2002. A significant portion of this decline is attributable to the reduced purchases by Cabovisao as a result of its financing difficulties; Cabovisao accounted for approximately $39.0 million of the decrease in broadband international revenue in 2003. Further, both Jupiter in Japan and VTR in Chile slowed their purchases of our CBR telephony equipment.

Supplies Net Sales 2003 vs. 2002

      Supplies product revenues decreased by approximately 28.9% in 2003 as compared to 2002. The year-over-year decrease in supplies product revenue is the result of several factors:

•	Sales of power supplies related to CBR products declined as a direct result of the significant decrease in Comcast’s purchases of telephony products, as described above. Consolidated power supply revenue for 2003 was $0.2 million, as compared to revenue of $14.4 million in 2002.

•	Revenues have been significantly impacted by the decline in shipments to Adelphia, which filed for bankruptcy during the second quarter of 2002. The bankruptcy filing by Adelphia and the resulting reduced sales to Adelphia accounted for approximately $6.5 million of the overall decrease in supplies product revenue year-over-year.

•	A general slowdown in MSOs infrastructure spending as a result of the tightened credit market and the decline in spending by some customers on “two-way” upgrades, contributed to the remaining decrease in supplies revenue year-over-year. We believe that the rate of expenditure on upgrades will continue to decline, although we do believe that both Comcast and Adelphia have more plant to complete. Consistent with general industry data, we believe that MSO spending on maintenance will increase in 2004 and beyond as the upgraded plants age.

•	Included in the supplies product category is DOCSIS cable modems and E-MTAs. Sales of these products increased modestly in 2003. We anticipate growth in these products in 2004 and beyond, particularly with respect to the E-MTA as VoIP launches begin in a meaningful way across the industry by multiple MSOs. We believe we have a strong early position with our E-MTA as a result of its features and our reputation and position in the market with respect to telephony. We anticipate that competition for the E-MTA will be significant and that cost will be a very strong factor. We anticipate that the gross margin percent will be neutral to positive on the future margins of our supplies portfolio. Achieving the margins is dependent on our ability to continually reduce the cost of the product(s).

Broadband Net Sales 2002 vs. 2001

      Broadband product revenues increased by approximately 22.2% in 2002 as compared to sales in 2001. The key factors accounting for the change include:

•	Broadband revenues for 2002 included a full year of international revenue for the Cornerstone product line whereas 2001 included only five months of international revenues due to the timing of the acquisition of Arris Interactive L.L.C. on August 3, 2001. Under the previous joint venture agreement, Nortel (not ARRIS) sold the Cornerstone products internationally. This agreement terminated upon our acquisition of Nortel’s share of Arris Interactive L.L.C. on August 3, 2001.

•	Sales in 2002 included a full year of Cadant revenues following the acquisition in January 2002.

•	Offsetting the above factors was a decline in sales to Comcast, following its acquisition of AT&T Broadband during the fourth quarter of 2002. Historically, AT&T Broadband had been our largest customer. AT&T Broadband, with the deployment of telephony as part of its core strategy, had been using our CBR products in many of its major markets. Comcast announced that as its initial priority after its acquisition of AT&T Broadband, it would emphasize video and high-speed data operations and focus on improving the profitability of its telephony operations at the expense of subscriber growth. As a result, we have experienced a significant decline in sales of our CBR telephony product to Comcast in the fourth quarter of 2002, which, as we anticipated, continued into 2003.

Supplies Net Sales 2002 vs. 2001

      Supplies product revenues decreased by approximately 22.3% in 2002, as compared to 2001. The key factors accounting for the change include:

•	The bankruptcy filing by Adelphia and the resulting reduced sales to them accounted for approximately 52.4% of the overall decrease in supplies product revenue year over year.

•	A general decline in MSOs’ infrastructure spending contributed to the decrease in supplies sales year-over-year.

Gross Profit

      The table below sets forth our gross profit for the three years ended December 31, 2003, 2002, and 2001, for each of our product categories (in millions):

	Gross Profit $
				Increase (Decrease) Between Periods

	For the Years Ended
	December 31,			2003 vs. 2002		2002 vs. 2001

	2003	2002	2001	$	%	$	%

Product Category:
Broadband	$110.1	$190.4	$105.3	$(80.3)	(42.2)%	$85.1	80.8%
Supplies	16.2	36.3	43.4	(20.1)	(55.4)%	(7.1)	(16.4)%

Total	$126.3	$226.7	$148.7	$(100.4)	(44.3)%	$78.0	52.5%

      The table below sets forth our gross margin percentages for the three years ended December 31, 2003, 2002, and 2001, for each of our product categories:

	Gross Margin %

	For the Years Ended			Percentage Point Increase
	December 31,			(Decrease) Between Periods

	2003	2002	2001	2003 vs. 2002	2002 vs. 2001

Product Category:
Broadband	38.0%	42.4%	28.7%	(4.4)	13.7
Supplies	11.2%	17.9%	16.6%	(6.7)	1.3
Total	29.1%	34.8%	23.7%	(5.7)	11.1

Broadband Gross Profit 2003 vs. 2002

      The reduction in broadband gross profit dollars and percentages in 2003 as compared to 2002 was related to the following factors:

•	Gross profit dollars were significantly impacted in year over year declines in revenues.

•	The reduced sales volume contributed to lower margin percentages, as there was a lower base to cover our fixed costs.

•	A shift within the broadband product mix resulted in lower margins; specifically, we sold less CBR equipment in 2003 as compared to 2002.

•	In 2003, we recorded $8.3 million of inventory reserves versus $4.6 million in 2002.

•	Negatively impacting gross profit was $0.4 million and $0.7 million of employee severance for 2003 and 2002, respectively.

      We continue to aggressively pursue and implement product cost reductions. In the third and fourth quarters of 2003 we implemented product cost reductions, which helped contribute to an increase in margins. Gross margin for our broadband product improved to 43.3% in the fourth quarter 2003, due to mix and the impact of the cost reductions.

Supplies Gross Profit 2003 vs. 2002

      The supplies category (excluding divested product lines) has historically been a product category with gross margins ranging from 18% to 22%. Several factors have negatively impacted margin percent in recent years, as detailed below.

•	The decrease in revenues year over year significantly impacted gross profit dollars.

•	Product mix, specifically, reduced sales of higher margin power supplies in the CBR market, increased sales of lower margin cable modems, and relatively reduced sales of other proprietary products negatively impacted margin.

•	Increased competition in a declining revenue environment caused price erosion, which also negatively impacted gross margins.

•	Negatively impacting gross profit was $0.8 million of employee severance for 2002.

•	Inventory reserve levels in the past three years have been high, impacted by the general downturn in the industry, the Comcast acquisition of AT&T Broadband and the changing purchase patterns incident thereto and the decision to divest the powering product line. In 2003, we recorded $6.4 million (4.4% of sales) of inventory reserves versus $10.8 million (5.3% of sales) in 2002. We anticipate a return to more normal inventory reserve levels beginning in 2004.

Broadband Gross Profit 2002 vs. 2001

      Gross profit and gross margin within the broadband product category were positively impacted by the Arris Interactive L.L.C. acquisition in August 2001. Prior to the acquisition, ANTEC, the predecessor to ARRIS, was a distributor of Arris Interactive L.L.C. Cornerstone products. Beginning in August 2001, the new ARRIS earned much higher margins as the manufacturer of Cornerstone products on both domestic and international sales. The year ended December 31, 2002 included a full year of this positive impact, whereas 2001 included only five months. Negatively impacting the gross margin dollars in 2001 were charges for inventory reserves of $7.6 million as compared to $4.7 million in 2002. Also, negatively impacting gross profit was severance of $0.7 million in 2002.

Supplies Gross Profit 2002 vs. 2001

      Gross profit declined year over year predominately as a result of lower sales. Impacting the change in gross margin were charges for inventory reserves of $10.8 million (5.3% of sales) and $9.0 million (3.5% of sales) for 2002 and 2001, respectively. Also impacting the change in gross margin were employee severance charges of $0.8 million for 2002.

Operating Expenses

      The table below provides detail regarding our operating expenses (in millions):

	Operating Expenses
				Increase (Decrease) Between Periods

	For the Years Ended
	December 31,			2003 vs. 2002		2002 vs. 2001

	2003	2002	2001	$	%	$	%

SG&A	$82.7	$103.4	$95.9	$(20.7)	(20.0)%	$7.5	7.8%
Provision for doubtful accounts	6.4	24.7	4.0	(18.3)	(74.1)%	20.7	517.5%
R&D	62.9	72.5	29.8	(9.6)	(13.2)%	42.7	143.3%
In-process R&D write-off	—	—	18.8	—	—	(18.8)	(100.0)%
Restructuring & impairment	0.9	7.1	11.6	(6.2)	(87.3)%	(4.5)	(38.8)%
Impairment of goodwill	—	70.2	—	(70.2)	(100.0)%	70.2	NA
Amortization of goodwill	—	—	3.3	—	—	(3.3)	(100.0)%
Amortization of intangibles	35.2	34.5	7.0	0.7	2.0%	27.5	392.9%

Total	$188.1	$312.4	$170.4	$(124.3)	(39.8)%	$142.0	83.3%

Selling, General, and Administrative, or SG&A, Expenses

2003 vs. 2002

      Several factors contributed to the reduction year over year:

•	The elimination of Nortel Networks’ agency fee accounted for approximately $11.7 million of the year-over-year decrease. The agreement with Nortel Networks for international agency fees terminated in December 2002.

•	As we have highlighted elsewhere, we have implemented several actions to reduce both SG&A and R&D costs. These actions include reductions in force, curtailment of certain employee benefits and reductions in bonuses.

•	Included in the SG&A expenses for 2003 and 2002 are severance costs of $1.1 million and $2.9 million, respectively.

2002 vs. 2001

      Several factors contributed to the net increase year over year:

•	A significant factor relates to the acquisition of Arris Interactive L.L.C. Since it was purchased in August 2001, 2001 includes only five months of expense versus twelve months in 2002.

•	As highlighted elsewhere, we paid Nortel agency fees in both 2002 and 2001. These fees were $11.7 million and $6.1 million for 2002 and 2001, respectively.

•	Included in the SG&A expenses for 2002 and 2001 are severance costs of $2.9 million and $1.3 million, respectively.

•	Offsetting the increase were cost containment actions including general reductions in force.

Provision for Doubtful Accounts

      Our provision for doubtful accounts for 2003 and 2002 was significantly impacted by our reserves for Adelphia and Cabovisao. Excluding reserves for these customers, our provision for doubtful accounts was $(0.8) million, $5.2 million and $4.0 million for 2003, 2002 and 2001, respectively.

Research & Development Expenses

      We continue to aggressively invest in research and development. Our primary focus is on products that allow MSOs to capture new revenues, in particular, high-speed data, VoIP, and Video over IP. In addition we continue to invest in our Atoga products.

      Included in our R&D expenses are costs directly associated with our development efforts (people, facilities, materials, etc.) and reasonable allocations of our Information Technology and Telecom costs. In prior footnote disclosures related to research and development expense we did not include allocations of Information Technology Telecom costs or stock compensation costs. Since we have expanded our Statement of Operations disclosure to separately show research and development, and to be consistent with practices followed by other companies, research and development expense now includes such allocations in all periods presented.

2003 vs. 2002

      The decrease in R&D expense year over year encompasses several factors:

•	The closure in November 2002 of our Andover, Massachusetts’ location, which was primarily a product development and repair facility. Following the purchase of Cadant, we were able to reduce duplicative effort and close this facility.

•	As we have highlighted elsewhere, we have implemented several actions to reduce both R&D and SG&A costs. These actions include reductions in force, curtailment of certain employee benefits and reductions in bonuses.

•	Included in the R&D expenses for 2003 and 2002 are severance costs of $1.3 million and $1.0 million, respectively.

•	Partially offsetting these decreases was the addition of expense related to the acquisition of Atoga in March 2003 and Com21 in August 2003.

      Major development efforts in 2003 included work on the following: CMTS (C4, C3), CPE (DOCSIS modems & E-MTAs), Atoga product suite, sustaining effort on CBR products, product cost reductions, new initiatives (including video over IP).

2002 vs. 2001

      The significant increase in R&D expense year over year also encompasses several factors:

•	2001 included only five months of development costs associated with the acquisition of Arris Interactive L.L.C. as we purchased the business in August 2001, whereas 2002 included a full year of expenses.

•	2002 included additional R&D costs as a result of the Cadant acquisition, which we purchased in January 2002. 2001 had no costs associated with Cadant.

•	Included in the R&D expenses for 2002 and 2001 are severance costs of $1.0 million and $0.1 million, respectively.

•	Offsetting the increase were cost containment actions including general reductions in force.

Write-off of In-Process R&D

      During the third quarter of the year ended December 31, 2001, we wrote off acquired in-process research and development totaling $18.8 million in connection with the Arris Interactive L.L.C. acquisition.

Restructuring and Impairment Charges

      During 2003, ARRIS evaluated the restructuring accruals related to previously closed facilities. Upon final review, we recorded additional restructuring charges of $0.9 million during the year ended December 31, 2003 as a result of a change to the initial estimates used.

      On October 30, 2002, we announced the closure of our office in Andover, Massachusetts. We decided to close the office in order to reduce operating costs through consolidations of our facilities. The closure affected approximately 75 employees and was completed during the second quarter of 2003. In connection with this facility closure, we recorded a charge of approximately $7.1 million in the fourth quarter of 2002. Included in this restructuring charge was approximately $2.1 million related to remaining lease payments, $2.7 million of fixed asset write-offs, $2.1 million of severance, and $0.2 million of other costs associated with these actions.

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

Impairment of Goodwill

      We adopted SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. Upon adoption of SFAS No. 142, we recorded a transitional goodwill impairment loss of approximately $58.0 million, primarily related to our Keptel product line. During the fourth quarter of 2002, our remaining goodwill was reviewed, and based upon management’s analysis including an independent valuation, an impairment charge of $70.2 million was recorded with respect to our supplies product category primarily due to a decline in current purchasing by Adelphia, as well as the continuing decline in the industry in general. The valuation was determined using a combination of the income and market approaches on an invested capital basis, which is the market value of equity plus interest-bearing debt.

Amortization of Goodwill

      Total goodwill amortization expense for the year ended December 31, 2001 was $3.3 million. Beginning January 1, 2002, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise.

Amortization of Intangibles

      Our intangibles amortization expense represents amortization of existing technology acquired as a result of the Arris Interactive L.L.C. acquisition in 2001, the Cadant, Inc. acquisition in 2002, and the Atoga and Com21 acquisitions in 2003.

Other Expense (Income)

      The table below provides detail regarding our other expense (income) (in millions):

				Increase (Decrease) Between
	Other Expense (Income)			Periods

	For the Years Ended
	December 31,			2003 vs. 2002	2002 vs. 2001

	2003	2002	2001	$	$

Interest expense	$10.4	$8.4	$11.1	$2.0	$(2.7)
Membership interest	2.4	10.4	4.1	(8.0)	6.3
Loss (gain) on debt retirement	(26.2)	7.3	1.9	(33.5)	5.4
Loss on investments	1.4	14.9	0.8	(13.5)	14.1
Loss (gain) on foreign currency	(2.4)	(5.7)	—	3.3	(5.7)
Other expense (income)	0.2	0.2	8.1	—	(7.9)

Total expense (income)	$(14.2)	$35.5	$25.9	$(49.7)	$9.6

Interest Expense

      Interest expense for all periods reflects the cost of borrowings on our revolving line of credit, amortization of deferred finance fees, and the interest paid on our convertible subordinated notes and capital leases.

Membership Interest Expense

      In conjunction with the acquisition of Arris Interactive L.L.C. in August 2001, we issued to Nortel Networks a subordinated redeemable Class B membership interest in Arris Interactive L.L.C. with a face amount of $100.0 million. This membership interest earned a return of 10% per annum, compounded annually. During the first quarter 2003, we redeemed the entire Class B membership interest in Arris Interactive L.L.C. held by Nortel Networks, at a discount, and, therefore, the membership interest ceased.

Gain on Debt Retirement

      The net gain on debt retirement of $26.2 million in 2003 consists of two transactions:

•	During the first quarter 2003, we redeemed the entire Class B membership interest in Arris Interactive L.L.C. held by Nortel Networks for approximately $88.4 million. This discounted redemption resulted in a gain of approximately $28.5 million during the first quarter of 2003.

•	During the fourth quarter 2003, we chose to cancel our credit facility, which was due to expire in August 2004. As a result, we wrote off approximately $2.3 million of unamortized finance fees related to the facility upon cancellation.

      The net loss on debt retirement of $7.3 million in 2002 consists of two transactions:

•	During the second quarter 2002, we exchanged 1,593,789 shares of our common stock for approximately $15.4 million of the convertible subordinated notes due 2003. The exchanges were recorded in accordance with SFAS No. 84, Induced Conversions of Convertible Debt, which requires the recognition of an expense equal to the fair value of additional shares of common stock issued in excess of the number of shares that would have been issued upon conversion under the original terms of the notes. As a result, in connection with these exchanges, we recorded a non-cash loss of approximately $8.7 million, based upon a weighted average common stock value of $9.10 (as compared with a common stock value of $24.00 per share in the original conversion ratio for the notes). In connection with the exchanges, we also incurred associated fees of $0.6 million, resulting in an overall net loss of $9.3 million.

•	During 2002, we redeemed $75.7 million of outstanding convertible subordinated notes. The notes were redeemed at a discount, resulting in a gain on the debt retirement of $2.0 million which was recorded in accordance with SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.

      During 2001, we recorded pre-tax charges of $1.9 million related to the extinguishment of debt in accordance with EITF Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments. The amount reflected unamortized deferred finance fees related to a loan agreement, which was replaced in connection with the Arris Interactive L.L.C. acquisition. In 2002, this loss was reclassified to loss from continuing operations in accordance with SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.

Loss on Investments

      We held certain investments in the common stock of publicly-traded companies, which were classified as trading securities. The remaining shares of common stock were sold during 2003 and the investment was $0 at December 31, 2003. Changes in the market value of these securities and gains or losses on related sales of these securities are recognized in income and resulted in a pre-tax gain of $0.1 million in 2003 and pre-tax losses of approximately $0.6 million and $0.8 million in 2002 and 2001, respectively.

      We held certain investments in the common stock of publicly traded companies totaling approximately $1.4 million at December 31, 2003, which are classified as available for sale. Changes in the market value of these securities are recorded in other comprehensive income. These securities are also subject to a periodic impairment review, which requires significant judgment. As these investments have been below their cost basis for a period greater than six months, an unrealized loss of $3.5 million was considered “other than temporary” and recognized through income in 2002. Additional impairment charges of $0.4 million were recorded in 2003.

      In addition, we hold a number of non-marketable equity securities totaling approximately $0.9 million at December 31, 2003, which are classified as available for sale. The non-marketable equity securities are subject to a periodic impairment review, which requires significant judgment as there are no open-market valuations. During 2003, we recorded a charge of approximately $1.1 million in relation to the impairment of the carrying value of an investment in a start-up company, which raised a new round of financing at a substantial discount in early July 2003. During 2002, we recorded: 1) a $3.0 million impairment for an investment in a technology start-up, as its assets were sold to another company, 2) a $1.0 million impairment for an investment in a technology start-up company, as it was unable to raise further financing and filed for bankruptcy during the second quarter, and 3) additional impairment charges of $6.0 million were recorded in the fourth quarter of 2002 relating to other non-marketable equity securities deemed to be impaired based on various factors.

      We offer a deferred compensation arrangement, which allows certain employees to defer a portion of their earnings and defer the related income taxes. These deferred earnings are invested in a “rabbi trust”, and are accounted for in accordance with Emerging Issues Task Force Issue No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested. A rabbi trust is a funding vehicle used to protect deferred compensation benefits from events (other than bankruptcy). The investment in the rabbi trust is classified as an investment on our balance sheet. During 2003 and 2002, we recorded unrealized gains of $0.6 million and $0.2 million related to the rabbi trust investment. In addition, in 2002 we recognized a loss of approximately $0.8 million in connection with realized losses on the related investments.

Gain in Foreign Currency

      During 2003 and 2002, we recorded foreign currency gains related to our international customers whose receivables and collections are denominated in their local currency. Beginning in 2002, we implemented a hedging strategy to mitigate the monetary exchange fluctuations from the time of invoice to the time of payment, and have occasionally entered into forward contracts based on a percentage of expected foreign currency receipts.

Income Tax Expense

      As we are in a cumulative loss position for tax purposes, we did not incur income tax expense (benefit) during 2003. In 2002, we recognized a tax benefit of $6.8 million due to a change in the tax laws allowing NOL carry-backs for five years, which allowed the Company to record a tax benefit. The income tax expense in 2001 was primarily the result of the restructuring and impairment charges during that period, and a valuation allowance of approximately $38.1 million against deferred tax assets was recorded in accordance with SFAS No. 109, Accounting for Income Taxes. Of the net income tax expense of $27.6 million in 2001, approximately $35.6 million related to continuing operations, and a benefit of $8.0 million was related to discontinued operations.

Discontinued Operations

      We have adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, with respect to our Actives and Keptel product line disposals. As a result, these two product lines have been accounted for as discontinued operations and, where noted, current and historical results have been reclassified accordingly. Revenues from the discontinued operations were $66.3 million and $113.0 million for the years ended December 31, 2002 and 2001, respectively. The income (loss) from discontinued operations, net of taxes, for the years ending December 31, 2002 and 2001 was $(18.8) million and $(84.5) million, respectively. During 2002, we recorded a net loss on disposals of $4.0 million.

      During 2003, we reduced our accruals for vendor liabilities, warranty issues, and other estimated costs related to disposals by $4.8 million. This adjustment was the result of settling certain vendor liabilities for amounts less than originally anticipated and changes to our original estimated disposal costs. With this adjustment, we have now recognized a cumulative gain on disposals of approximately $0.8 million related to discontinued product line disposals. Also during 2003, we increased our accrual by $4.4 million for restructuring liabilities associated with the discontinued operations of the Company’s manufacturing facilities. The net result of the above transactions in 2003 was a gain of $0.4 million in discontinued operations.

Cumulative Effect of an Accounting Change — Goodwill

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

Financial Liquidity and Capital Resources

Overview

      As highlighted earlier, one of our key strategies is to maintain and improve our capital structure. The key metrics we focus on are summarized in the table below:

Liquidity & Capital Resources Data

	Year Ended December 31,

	2003	2002	2001

	(In millions, except DSO and Turns)
Key Working Capital Items
Cash provided by operating activities	$14.7	$117.4	$111.5
Cash on hand	$84.9	$98.4	$5.3
Accounts Receivable, net	$56.3	$81.0	$137.1
- Days Sales Outstanding (Full Year)	58	55	73
- Days Sales Outstanding (Q4)	42	72	69
Inventory	$78.6	$104.2	$137.1
- Turns (Full Year)	3.4	3.5	3.5
- Turns (Q4)	3.9	2.9	2.7
Key Debt Items
Bank Revolver Debt	$0.0	$0.0	$0.0
Convertible Notes due 2003	$0.0	$23.9	$115.0
Convertible Notes due 2008	$125.0	$0.0	$0.0
Nortel Class B Membership Interest	$0.0	$114.5	$104.1
Capital Expenditures	$5.9	$7.9	$9.6
Shares Owned by Nortel	5.0	22.0	37.0
% Owned by Nortel	6.6%	26.7%	49.2%

      In managing our liquidity and capital structure, we have been and are focused on key goals, and we have and will continue in the future to implement actions to achieve them. They include:

•	Liquidity — ensure we have sufficient cash resources or other short term liquidity to manage day to day operations

•	2003 Notes — implement a plan to retire the notes; this was ultimately accomplished in 2002 and 2003 through a combination of cash redemptions ($99.6 million) and a share exchange offer ($15.4 million)

•	Nortel Class B Membership Interest in Arris Interactive L.L.C. — implement a plan to retire the debt; this was ultimately accomplished in 2003 at a significant discount

•	Growth — implement a plan to ensure we have adequate capital resources, or access thereto, to execute acquisitions

•	Overhang — implement a plan to reduce the overhang on our stock caused by Nortel Networks holdings; at the end of 2003 Nortel’s holdings were down to five million shares (or approximately 6.6% of the shares outstanding)

•	2008 Notes — implement a plan to retire the notes; the first step was taken by means of a partial redemption ($50 million) in March 2004

      The table below lists the key actions we have taken, or may take in the future, and highlights their relationship to the goals listed above. Following the table is a description of the actions taken and an explanation as to how their potential impact can be seen in the Liquidity & Capital Resources Data above.

Action	Liquidity	2003 Notes	Nortel Debt	Growth	Overhang	2008 Notes

Enter into Asset-Based Credit Facility (2001)	x			x

Drive Inventory Reduction Programs (ongoing)	x	x	x

Drive Accounts Receivable Improvement Programs (2001 to present)	x	x	x

Close Factories (2001)	x

Divest Power (2001)	x	x	x

Divest Keptel (2002)	x	x	x

Divest Actives (2002)	x	x	x

Divest ESP (2003)	x

Exchange Offer for 2003 Notes (2002)		x

Cost Reduction Actions (ongoing)	x

Negotiate Discount on Nortel Debt & Repurchase (2003)			x

Negotiate Discount on Shares Held by Nortel Networks & Repurchase (2003)					x

Issue 2008 Notes (2003)			x

Partially Redeem 2008 Notes (March 2004)	x					x

Fully Redeem Remaining 2008 Notes (future possibility)	x					x

Enter into a New Bank Facility (future possibility)	x			x		x

Sell Shares (future possibility)	x			x		x

New Debt Offering (future possibility)	x			x		x

Asset-Based Credit Facility & Potential New Bank Facility

      In August 2001, in parallel with the acquisition of Arris Interactive L.L.C., we entered into an asset-based credit facility with customary terms and covenants. The facility was necessary to close the acquisition and to provide appropriate working capital for the business. We were borrowers under this facility until October 2001. After that time we generated sufficient funds from the other actions listed above, and from operations, to pay off the facility. We ended 2003 with a cash position of approximately $85 million. In December 2003 we chose to terminate the facility. The facility was to expire on August 3, 2004. In the fourth quarter of 2003 we reviewed the need to renew or replace the facility and concluded that the cost benefit of renewing was not sufficient. This was driven in part by our cash reserves, our perspective on future cash flows, and our belief that a commercially reasonable facility would be available to us in the future, given our asset base, if we required it.

Inventory & Accounts Receivable Programs

      We have generated significant liquidity through reductions in our inventory and accounts receivable levels. From 2001 to 2003 we reduced them by approximately $59 million and $81 million, respectively. Reductions in sales volumes, divestiture of non-core product lines and overall improvement in the management of these assets has contributed to the reductions. We use turns to evaluate inventory management and days sales outstanding, or DSOs, to evaluate accounts receivable management. From the table above you will note improvements, particularly as evidenced by the fourth quarter of 2003 turns of 3.9 and DSOs of 42 days.

      Looking forward, we do not anticipate a significant reduction in DSOs. It is possible that DSOs may increase, particularly if the international content of our business increases as customers internationally typically have longer payment terms. Inventory turns may modestly improve in the future.

Closure of Factories

      In 2001 and 2002, we closed the factories we operated in Juarez, Mexico, El Paso, Texas and Rock Falls, Illinois. These factories supported the Keptel, Power and Actives product lines. With the decline in revenues of these product lines in the beginning of 2000, these factories were inefficient. We chose to outsource the production to contract manufacturers. Ultimately, we sold these product lines. The closure of the factories improved cash flow from operations as our overall costs were reduced.

Divestiture of Product Lines

      We sold our Power, Keptel, Actives, and ESP product lines over the past three years. In each case, the product line was operating at a loss when we sold it. Therefore, our cash flow from operations was improved. More significantly, the proceeds we generated from the divestures provided us with flexibility for our acquisition of assets of Cadant, Atoga, and Com21 and the retirement of the 2003 Notes. We received $31.8 million in proceeds from Actives, $30.0 million from Keptel, $11.2 million from Power and $0.0 from ESP.

2003 Notes Exchange Offer

      As one step in our program to retire the 2003 Notes, through a registered exchange offer in 2002 we exchanged approximately 1.6 million of our shares for $15.4 million of the notes. The balance of the notes was redeemed for cash.

Cost Reduction Actions

      We have taken significant steps to reduce the cost structure including the closure of the factories, the divestiture of product lines, general reductions in force and the curtailment of certain employee benefits. This has improved our cash from operations.

2008 Notes & Nortel Debt/ Shares

      In June 2002 we entered into an option agreement with Nortel Networks pursuant to which we were entitled to retire the Class B membership interest in Arris Interactive L.L.C. held by Nortel Networks at a substantial discount and repurchase up to 16 million shares. The agreement had an expiration date of June 30, 2003. In addition, we obtained from Nortel Networks an agreement to forgive approximately $5.9 million of the return on the membership interest if we redeemed it prior to March 31, 2003. In the first quarter of 2003 we had substantially completed the retirement of the 2003 Notes, and had sufficient funds to retire the balance and maintain sufficient liquidity for our business. We investigated options to raise capital to take advantage of the agreement with Nortel Networks and in March 2003 we raised $125 million through the private placement of convertible notes. The terms were at market and are described elsewhere. We used $88.4 million of the proceeds of the notes issuance to retire the membership interest of $116.9 million,, representing a $28.5 million discount. We also used the funds to repurchase and retire 8 million shares for $30.0 million (including $2 million for the reduction in the forgiveness of the return on the membership interest described elsewhere). On the date of the repurchase, the closing fair market value of the shares was approximately $32 million (based on a closing stock price of $4.01).

Redemption of the 2008 Notes

      In February 2004 our stock price had risen to the levels required under the indenture where we were entitled to redeem, in full or in part, the 2008 Notes. On February 4, 2004, we gave notice of a partial redemption of $50 million (with a “make whole” payment described elsewhere to be paid in stock). On that day our stock closed at $9.36 per share. By March 8, 2004, all redeemed note holders chose to convert their notes into stock, resulting in the issuance of 10.0 million shares of ARRIS common stock.

      It is possible that we will redeem additional notes in the future.

Summary of Current Liquidity Position and Potential for Future Capital Raising

      We believe our current liquidity position, where we had approximately $85 million cash on hand as of December 31, 2003, together with the prospects for continued generation of cash from operations are adequate for our short- and medium-term business needs. However, a key part of our overall long-term strategy may be implemented through additional acquisitions. Either in order to be prepared to make acquisitions generally or in connection with particular acquisitions, it is possible that we will raise capital through private, or public, share or debt offerings. We believe we have the ability to access the capital markets upon commercially reasonable terms.

Contractual Obligations

      Following is a summary of our contractual obligations as of December 31, 2003:

	Payments due by period

Contractual Obligations	1 - 3 Years	3 - 5 Years	After 5 Years	Total

	(in millions)
Current portion of long term debt	$1.1	$—	$—	$1.1
Long-term debt	0.1	125.0	—	125.1
Operating leases	22.6	9.3	13.6	45.5
Sublease income	(1.5)	—	—	(1.5)
Purchase obligations(1)	34.7	—	—	34.7

Total contractual obligations	$57.0	$134.3	$13.6	$204.9

(1)	Represents obligations under agreements with non-cancelable terms to purchases goods or services. The agreements are enforceable and legally binding, and specify specific terms, including quantities to be purchased and the timing of the purchase.

Cash Flow

      Below is a table setting forth the key lines of our Consolidated Statements of Cash Flows (in millions):

	2003	2002	2001

Cash provided by operating activities	$14.7	$117.4	$111.5
Cash provided by (used in) investing	(7.2)	51.2	(19.3)
Cash provided by (used in) financing	(21.1)	(75.5)	(95.7)

Net increase (decrease) in cash	$(13.6)	$93.1	$(3.5)

Operating Activities:

      Below are the key line items affecting cash from operating activities (in millions):

	2003	2002	2001

Net income (loss) after non-cash adjustments	$(4.8)	$48.6	$(20.3)
(Increase)/ Decrease in accounts receivable	17.0	30.7	17.8
(Increase)/ Decrease in inventory	26.2	53.4	125.9
All other — net	(23.7)	(15.3)	(11.9)

Cash provided by operating activities	$14.7	$117.4	$111.5

•	We generated significant cash flow from the reductions in inventory over the past three years. This was facilitated by the sale of non-core product lines and a strong management focus on reducing inventory levels that had been built up prior to the decline in the industry in 2000. Our fourth quarter 2003 inventory turns were 3.9.

•	We generated significant cash flow from reductions in accounts receivable. This was facilitated by the reduction in our overall sales volume (due in part to the sale of non-core product lines) and a strong management focus on collections. Our 2003 fourth quarter DSO was 42 days.

•	While we believe we may be able to further improve our working capital position, future cash flow from operating activities will be more dependent on net income after adjustment for non-cash items.

Investing Activities:

      Below are the key line items affecting investing activities (in millions):

	2003	2002	2001

Capital expenditures	$(5.9)	$(7.9)	$(9.6)
Acquisitions/ Other	(3.1)	(0.9)	(9.7)
Proceeds from sale of product lines	1.8	60.0	—

Cash provided by (used in) investing activities	$(7.2)	$51.2	$(19.3)

      Capital Expenditures — Capital expenditures are mainly for test equipment and computing equipment. We anticipate investing $8.0 million to $10.0 million in 2004.

      Acquisitions/ Other — This represents cash investments we have made in our various acquisitions including Com21, Atoga, Cadant and various small strategic investments.

      Proceeds from Sale of Product Lines — This represents the cash proceeds we received from the sale of our Actives and Keptel product lines.

Financing Activities:

      Below are the key items affecting our financing activities (in millions):

	2003	2002	2001

Borrowing/(payment) on revolver-net	$—	$—	$(89.0)
Retirement of 2003 notes	(23.9)	(73.7)	—
Payments on notes payable	(0.7)	—	—
Payments on capital leases	(2.1)	(0.9)	—
Retirement of membership interest	(88.4)	—	—
Borrowing under 2008 notes	125.0	—	—
Borrowing under notes payable	1.6	—	—
Sale of common stock	1.2	1.0	1.1
(Repurchase) of common stock	(28.0)	(0.1)	—
Deferred financing fees paid	(5.8)	(1.8)	(7.8)

Cash provided by (used in) financing activities	$(21.1)	$(75.5)	$(95.7)

      As can be seen from the above table, we have substantially refinanced our capital structure over the past three years. We have eliminated our bank debt, 2003 Notes and Class B Membership Interest. We did so using cash from operating activities, sale of non-core product lines and the issue of $125 million through our 2008 notes offering.

      On March 8, 2004, the Company converted approximately $50.0 million of its 4 1/2% convertible subordinated notes due 2008 in exchange for common stock. In connection with the redemption, ARRIS made a make-whole interest payment that included the issuance of approximately 467 thousand common shares valued at approximately $4.4 million which will be reflected as a loss on debt retirement in the first quarter of 2004. Additionally, the Company will write off approximately $1.6 million of deferred finance fees related to the notes in the first quarter of 2004.

Interest Rates

      As of December 31, 2003, we did not have any floating rate indebtedness. At December 31, 2003, we did not have any outstanding interest rate swap agreements.

Foreign Currency

      A significant portion of our products are manufactured or assembled in Mexico, the Philippines, and other foreign countries. Our sales into international markets have been and are expected in the future to be an important part of our business. These foreign operations are subject to the usual risks inherent in conducting business abroad, including risks with respect to currency exchange rates, economic and political destabilization, restrictive actions and taxation by foreign governments, nationalization, the laws and policies of the United States affecting trade, foreign investment and loans, and foreign tax laws.

      We have certain international customers who are billed in their local currency. The monetary value of this business has increased since the acquisition of Arris Interactive L.L.C. and its corresponding international customer base formerly served through Nortel Networks. Beginning in the third quarter of 2002, we implemented a hedging strategy and entered into forward contracts based on a percentage of expected foreign currency receipts. The percentage can vary, based on the predictability of cash receipts. We will periodically review our accounts receivable in foreign currency and purchase forward contracts when appropriate. In October 2003, we purchased a put option contract for 5.0 million euros, with an expiration date of January 28, 2004. As of December 31, 2003, the market value of the contract was $0.0 million. We recorded a loss of approximately $0.2 million during the fourth quarter 2003 related to this contract.

Financial Instruments

      In the ordinary course of business, we, from time to time, will enter into financing arrangements with customers. These financial instruments include letters of credit, commitments to extend credit and guarantees of debt. These agreements could include the granting of extended payment terms that result in longer collection periods for accounts receivable and slower cash inflows from operations and/or could result in the deferral of revenue. As of December 31, 2003, we had approximately $6.1 million outstanding under letters of credit which were cash collateralized. The cash collateral is held in the form of restricted cash.

Investments

      We held certain investments in the common stock of publicly traded companies, which were classified as trading securities. The remaining shares of common stock were sold during 2003 and these investments were $0 at December 31, 2003. Changes in the market value of these securities and gains or losses on related sales of these securities are recognized in income and resulted in a pre-tax gain of $0.1 million in 2003 and pre-tax losses of approximately $0.6 million and $0.8 million in 2002 and 2001, respectively.

      We held certain investments in the common stock of publicly traded companies totaling approximately $1.4 million at December 31, 2003 which are classified as available for sale. Changes in the market value of these securities are recorded in other comprehensive income. These securities are also subject to a periodic impairment review, which requires significant judgment. As these investments have been below their cost basis for a period greater than six months, an unrealized loss of $3.5 million was considered “other than temporary” and recognized through income in 2002. Additional impairment charges of $0.4 million were recorded in 2003.

      In addition, we hold a number of non-marketable equity securities totaling approximately $0.9 million at December 31, 2003, which are classified as available for sale. The non-marketable equity securities are subject to a periodic impairment review, which requires significant judgment as there are no open-market valuations. During 2003, we recorded a charge of approximately $1.1 million in relation to the impairment of the carrying value of an investment in a start-up company, which raised a new round of financing at a substantial discount in early July 2003. During 2002, we recorded: 1) a $3.0 million impairment for an investment in a technology start-up, as its assets were sold to another company, 2) a $1.0 million impairment for an investment in a technology start-up company, as it was unable to raise further financing and filed for bankruptcy during the second quarter, and 3) additional impairment charges of $6.0 million were recorded in the fourth quarter of 2002 relating to other non-marketable equity securities deemed to be impaired based on various factors.

      We offer a deferred compensation arrangement, which allows certain employees to defer a portion of their earnings and defer the related income taxes. These deferred earnings are invested in a “rabbi trust”, and are accounted for in accordance with Emerging Issues Task Force Issue No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested. A rabbi trust is a funding vehicle used to protect deferred compensation benefits from events (other than bankruptcy). The investment in the rabbi trust is classified as an investment on our balance sheet. During 2003 and 2002, we recorded unrealized gains of $0.6 million and $0.2 million related to the rabbi trust investment. In addition, in 2002 we recognized a loss of approximately $0.8 million in connection with realized losses on the related investments.

Capital Expenditures

      Capital expenditures are made at a level designed to support the strategic and operating needs of the business. ARRIS’ capital expenditures were $5.9 million in 2003 as compared to $7.9 million in 2002 and $9.6 million in 2001. ARRIS had no significant commitments for capital expenditures at December 31, 2003. Management expects to invest approximately $8.0 million to $10.0 million in capital expenditures for the year 2004.

Net Operating Loss Carryforwards

      As of December 31, 2003, ARRIS had net operating loss, or NOL, carryforwards for domestic and foreign income tax purposes of approximately $113.9 million and $6.9 million, respectively, expiring through 2023. We established a valuation allowance against deferred tax assets in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes during 2001. We continually review the adequacy of the valuation allowance and recognize the benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.

      The availability of tax benefits of NOL carryforwards to reduce ARRIS’ federal and state income tax liability is subject to various limitations under the Internal Revenue Code. The availability of tax benefits of NOL carryforwards to reduce ARRIS’ foreign income tax liability is subject to the various tax provisions of the respective countries.

      As of December 31, 2003, tax benefits arising from NOL carryforwards of approximately $2.4 million, originating prior to TSX’s quasi-reorganization, will be credited directly to additional paid-in capital if and when realized.

Forward-Looking Statements

      Certain information and statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report, including statements using terms such as “may,” “expect,” “anticipate,” “intend,” “estimate,” “believe,” “plan,” “continue,” “could be,” or similar variations or the negative thereof, constitute forward-looking statements with respect to the financial condition, results of operations, and business of ARRIS, including statements that are based on current expectations, estimates, forecasts, and projections about the markets in which we operate and management’s beliefs and assumptions regarding these markets. These and any other statements in this document that are not statements about historical facts are “forward-looking statements.” We caution investors that forward-looking statements made by us are not guarantees of future performance and that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. Important factors that could cause results or events to differ from current expectations are described in the risk factors below. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. In providing forward-looking statements, ARRIS expressly disclaims any obligation to update publicly or otherwise these statements, whether as a result of new information, future events or otherwise except to the extent required by law.

Risk Factors

Our business is dependent on customers’ capital spending on broadband communication systems, and reductions by customers in capital spending could adversely affect our business.

      Our performance has been largely dependent on customers’ capital spending for constructing, rebuilding, maintaining or upgrading broadband communications systems. Capital spending in the telecommunications industry is cyclical. A variety of factors will affect the amount of capital spending, and therefore, our sales and profits, including:

•	general economic conditions;

•	availability and cost of capital;

•	other demands and opportunities for capital;

•	regulations;

•	demands for network services;

•	competition and technology; and

•	real or perceived trends or uncertainties in these factors.

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

      Further, several of our customers have accumulated significant levels of debt and have recently announced, or are expected to announce, financial restructurings, including bankruptcy filings. For example, Adelphia has been operating under bankruptcy since the first half of 2002 and Cabovisao’s Canadian parent, Csii, has been operating under bankruptcy protection since the middle of 2002. Even if the financial health of that company and other customers improve, we cannot assure you that these customers will be in a position to purchase new equipment at levels we have seen in the past. In addition, the bankruptcy filing of Adelphia in June 2002 has further heightened concerns in the financial markets about the domestic cable industry. The concern, coupled with the current uncertainty and volatile capital markets, has affected the market values of domestic cable operators and may further restrict their access to capital.

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

      The markets for broadband communication systems are extremely competitive and dynamic, requiring the companies that compete in these markets to react quickly and capitalize on change. This will require us to retain skilled and experienced personnel as well as deploy substantial resources toward meeting the ever-changing demands of the industry. We compete with national and international manufacturers, distributors and wholesalers including many companies larger than us. Our major competitors include:

•	ADC Telecommunications, Inc.;

•	Cisco Systems, Inc.;

•	Motorola, Inc.;

•	Scientific-Atlanta, Inc.;

•	Tellabs, Inc.;

•	Terayon Communications Systems, Inc.; and

•	TVC Communications, Inc.

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

      Our two largest customers are Comcast (primarily through the recently acquired AT&T Broadband business) and Cox Communications. For the year ended December 31, 2003, sales to Comcast (including AT&T Broadband) accounted for approximately 31.5% of our total revenues, while sales to Cox Communications accounted for approximately 24.0%. We currently are the exclusive provider of telephony products for both Cox Communications and, in eight metro areas, Comcast, as successor to AT&T Broadband. In addition, Jupiter Telecom accounted for approximately 7.9% of our total sales for the year ended December 31, 2003. The loss of Comcast, Cox Communications, Jupiter Telecom, or one of our other large customers, or a significant reduction in the services provided to any of them would have a material adverse impact on our business.

The broadband products, which we develop and sell, are subject to technological change and a trend towards open standards, which may impact our future sales and margins.

      The broadband products we sell are subject to continuous technological evolution. Further, the cable industry has and will continue to demand a move towards open standards. The move towards open standards is expected to increase the number of MSOs who will offer new services, in particular, telephony. This trend is also expected to increase the number of competitors and drive capital costs per subscriber deployed down. These factors may adversely impact both our future revenues and margins.

We have anti-takeover defenses that could delay or prevent an acquisition of our company.

      On October 3, 2002, our board of directors approved the adoption of a shareholder rights plan (commonly known as a “poison pill”). This plan is not intended to prevent a takeover, but is intended to protect and maximize the value of shareholders’ interests. This poison pill could make it more difficult for a third party to acquire us or may delay that process.

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

      Rapidly changing technologies, evolving industry standards, frequent new product introductions and relatively short product life cycles characterize the markets for our products. The technology applications currently under development by us may not be successfully developed. Even if the developmental products are successfully developed, they may not be widely used or we may not be able to successfully exploit these technology applications. To compete successfully, we must quickly design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance and reliability. However, we may not be able to successfully develop or introduce these products if our products:

•	are not cost-effective;

•	are not brought to market in a timely manner;

•	fail to achieve market acceptance; or

•	fail to meet industry certification standards.

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

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to various market risks, including interest rates and foreign currency rates. The following discussion of our risk-management activities includes “forward-looking statements” that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

      In the past, we have used interest rate swap agreements, with large creditworthy financial institutions, to manage our exposure to interest rate changes. These swaps would involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. During the year ended December 31, 2003, we did not have any outstanding interest rate swap agreements.

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

      We have certain international customers who are billed in their local currency. The monetary value of this business has increased since the acquisition of Arris Interactive L.L.C. and its corresponding international customer base formerly served through Nortel Networks. Changes in the monetary exchange rates may adversely affect our results of operations and financial condition. To manage the volatility relating to these typical business exposures, we may enter into various derivative transactions, when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. The euro and the yen are the predominant currencies of those customers who are billed in their local currency. Taking into account the effects of foreign currency fluctuations of the euro and the yen versus the dollar, a hypothetical 10% weakening of the U.S. dollar (as of December 31, 2003) would provide a gain on foreign currency of approximately $1.6 million. Conversely, a hypothetical 10% strengthening of the U.S. dollar would provide a loss on foreign currency of approximately $1.6 million. As of December 31, 2003, we had no material contracts, other than accounts receivable, denominated in foreign currencies.

      We will periodically review our accounts receivable in foreign currency and purchase additional forward contracts when appropriate. In October 2003, we purchased a put option contract for 5.0 million euros, with an expiration date of January 28, 2004. As of December 31, 2003, the market value of the contract was $0.0 million. We recorded a loss of approximately $0.2 million during the fourth quarter 2003 related to this contract.

Item 8.     Consolidated Financial Statements and Supplementary Data

      The report of independent auditors and consolidated financial statements and notes thereto for the Company are included in this Report and are listed in the Index to Consolidated Financial Statements.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

N/ A

Item 9A.     Controls and Procedures

      (a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

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

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

ARRIS Group, Inc.

      We have audited the accompanying consolidated balance sheets of ARRIS Group, Inc. as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of ARRIS’ management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ARRIS Group, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in Note 3 of the Notes to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets in 2002, and Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities in 2003.

/s/ ERNST & YOUNG LLP

Atlanta, Georgia

February 13, 2004, except for Note 22, as to which the date is March 11, 2004

ARRIS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$84,882	$98,409
Accounts receivable (net of allowances for doubtful accounts of $4,446 in 2003 and $10,698 in 2002)	56,344	78,743
Accounts receivable from Nortel Networks	—	2,212
Other receivables	1,280	3,154
Inventories	78,562	104,203
Investments held for resale	—	137
Restricted cash	6,135	—
Other current assets	7,900	13,132

Total current assets	235,103	299,990
Property, plant and equipment (net of accumulated depreciation of $53,823 in 2003 and $44,810 in 2002)	25,376	34,540
Goodwill	150,569	151,265
Intangibles (net of accumulated amortization of $76,756 in 2003 and $41,506 in 2002)	30,362	64,843
Investments	5,504	6,296
Other assets	4,945	6,478

	$451,859	$563,412

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,293	$24,253
Accrued compensation, benefits and related taxes	4,267	12,081
Accounts payable and accrued expenses — Nortel Networks	96	11,303
Current portion of long-term debt	1,073	23,887
Current portion of capital lease obligations	14	1,120
Other accrued liabilities	34,683	44,360

Total current liabilities	64,426	117,004
Capital lease obligations, net of current portion	—	158
Long-term debt, net of current portion	125,092	—
Other long-term liabilities	12,960	11,342

Total liabilities	202,478	128,504
Membership interest — Nortel Networks	—	114,518

Total liabilities & membership interest	202,478	243,022
Stockholders’ equity:
Preferred stock, par value $1.00 per share, 5.0 million shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share, 320.0 million shares authorized; 75.4 million and 82.5 million shares issued and outstanding in 2003 and 2002, respectively	773	831
Capital in excess of par value	586,008	603,563
Accumulated deficit	(328,642)	(281,329)
Unrealized holding gain on marketable securities	771	227
Unearned compensation	(8,104)	(1,649)
Unfunded pension losses	(1,293)	(1,219)
Cumulative translation adjustments	(132)	(34)

Total stockholders’ equity	249,381	320,390

	$451,859	$563,412

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,

	2003	2002	2001

	(in thousands, except per share data)
Net sales (includes sales to Nortel Networks of $0.5 million, $3.2 million and $23.4 million for the years ended December 31, 2003, 2002, and 2001, respectively)	$433,986	$651,883	$628,323
Cost of sales	307,726	425,231	479,663

Gross profit	126,260	226,652	148,660
Operating expenses:
Selling, general, and administrative expenses	82,688	103,422	95,960
Provision for doubtful accounts	6,429	24,667	3,992
Research and development expenses	62,863	72,485	29,791
In-process R&D write-off	—	—	18,800
Restructuring and impairment charges	891	7,113	11,602
Impairment of goodwill	—	70,209	—
Amortization of goodwill	—	—	3,256
Amortization of intangibles	35,249	34,494	7,012

	188,120	312,390	170,413

Operating income (loss)	(61,860)	(85,738)	(21,753)
Other expense (income):
Interest expense	10,443	8,383	11,068
Membership interest	2,418	10,409	4,110
(Gain) loss on debt retirement	(26,164)	7,302	1,853
Loss on investments	1,436	14,894	767
(Gain) loss on foreign currency	(2,383)	(5,739)	(10)
Other expense (income), net	54	226	8,130

Income (loss) from continuing operations before income taxes	(47,664)	(121,213)	(47,671)
Income tax expense (benefit)	—	(6,800)	35,588

Net income (loss) from continuing operations	(47,664)	(114,413)	(83,259)
Discontinued Operations:
Income (loss) from discontinued operations (including a net gain on disposals of $0.4 million and a net loss on disposals of $4.0 million for the years ended December 31, 2003 and 2002, respectively)	351	(18,794)	(92,441)
Income tax expense (benefit)	—	—	(7,969)

Income (loss) from discontinued operations	351	(18,794)	(84,472)

Net income (loss) before cumulative effect of an accounting change	(47,313)	(133,207)	(167,731)
Cumulative effect of an accounting change — goodwill	—	57,960	—

Net income (loss)	$(47,313)	$(191,167)	$(167,731)

Net income (loss) per common share:
Basic:
Income (loss) from continuing operations	$(0.62)	$(1.40)	$(1.55)
Income (loss) from discontinued operations	—	(0.23)	(1.58)
Cumulative effect of an accounting change	—	(0.71)	—

Net income (loss)	$(0.62)	$(2.33)	$(3.13)

Diluted:
Income (loss) from continuing operations	$(0.62)	$(1.40)	$(1.55)
Income (loss) from discontinued operations	—	(0.23)	(1.58)
Cumulative effect of an accounting change	—	(0.71)	—

Net (loss) income	$(0.62)	$(2.33)	$(3.13)

Weighted average common shares:
Basic	76,839	81,934	53,624

Diluted	76,839	81,934	53,624

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2003	2002	2001

	(in thousands)
Operating activities:
Net (loss) income	$(47,313)	$(191,167)	$(167,731)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	16,145	20,400	18,089
Amortization of goodwill	—	—	4,872
Amortization of intangibles	35,249	34,494	7,012
Amortization of deferred finance fees	4,621	2,859	1,772
Amortization of unearned compensation	3,370	1,850	1,076
Loss from equity investment	—	—	8,607
Provision for doubtful accounts	7,906	29,744	5,820
Gain on sale of Adelphia receivable	—	(4,277)	—
Gain on sale of Cabovisao receivable	(1,477)	—	—
Loss (gain) on disposal of fixed assets	252	322	(448)
Deferred income taxes	—	—	19,273
Loss on investments	1,436	14,894	788
Cash proceeds from sale of trading securities	226	60	—
Write-off of acquired in-process R&D	—	—	18,800
Impairment of goodwill	—	70,209	5,877
Impairment of fixed assets	—	—	14,722
Write-down of inventories	—	—	31,970
Loss (gain) on debt retirement	(26,164)	7,302	—
Loss on sale of power product line	—	—	9,225
Loss on sale of ESP product line	1,365	—	—
Loss (gain) on discontinued product lines	(351)	3,959	—
Cumulative effect of an accounting change — goodwill	—	57,960	—
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Adelphia accounts receivable	—	20,194	—
Cabovisao accounts receivable	8,321	—	—
Accounts receivable	8,671	10,505	17,771
Other receivables	1,874	6,895	(10,049)
Inventories	26,210	53,431	125,891
Income taxes recoverable	—	5,066	17,895
Accounts payable and accrued liabilities	(24,319)	(36,820)	(24,644)
Accrued membership interest	2,418	10,409	4,110
Other, net	(3,708)	(897)	795

Net cash provided by (used in) operating activities	14,732	117,392	111,493
Investing activities:
Purchases of property, plant and equipment	(5,916)	(7,923)	(9,556)
Cash proceeds from sale of property & equipment	—	—	1,061
Cash proceeds from sale of Keptel product line	—	30,000	—
Cash proceeds from sale of Actives product line	1,800	30,000	—
Cash paid for acquisition, net of cash acquired	(2,842)	(874)	(6,852)
Cash paid for disposal of product line	(231)	—	—
Other	26	(50)	(3,930)

Net cash provided by (used in) investing activities	(7,163)	51,153	(19,277)

Financing activities:
Proceeds from issuance of debt	126,597	—	—
Redemption of preferred membership interest	(88,430)	—	—
Repurchase and retirement of common stock	(28,000)	—	—
Borrowings under credit facilities	—	—	302,726
Reductions in borrowings under credit facilities	—	—	(391,726)
Payments on capital lease obligations	(2,130)	(903)	—
Payments on debt obligations	(24,585)	(73,737)	—
Deferred financing costs paid	(5,797)	(1,725)	(7,813)
Repurchase of stock units	—	(115)	—
Proceeds from issuance of common stock	1,249	1,007	1,146

Net cash provided by (used in) financing activities	(21,096)	(75,473)	(95,667)
Net increase (decrease) in cash and cash equivalents	(13,527)	93,072	(3,451)
Cash and cash equivalents at beginning of year	98,409	5,337	8,788

Cash and cash equivalents at end of year	$84,882	$98,409	$5,337

Noncash investing and financing activities:
Net tangible assets acquired, excluding cash	$2,267	$5,063	$55,284
Net liabilities assumed	(1,903)	(14,955)	—
Intangible assets acquired, including goodwill	2,641	79,339	195,193
Noncash purchase price, including 5,250,000 shares of common stock in 2002 and 37,000,000 shares of common stock in 2001, and fair market value of stock options issued	—	(68,573)	(243,625)

Cash paid for acquisition, net of cash acquired	$3,005	$874	$6,852

Equity received in exchange for services provided	$—	$—	$1,000

Equity issued in exchange for 4 1/2% convertible subordinated notes due 2003	$—	$14,497	$—

Supplemental cash flow information:
Interest paid during the year	$4,387	$5,949	$8,952

Income taxes paid during the year	$95	$2,831	$465

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

		Capital in	Retained	Unrealized
		Excess of	Earnings	Loss on		Unfunded	Cumulative
	Common	Par	(Accumulated	Marketable	Unearned	Pension	Translation
	Stock	Value	Deficit)	Securities	Compensation	Losses	Adjustments	Total

	(in thousands)
Balance, January 1, 2001	$383	$266,216	$77,569	$(1,668)	$(678)	$—	$80	$341,902
Comprehensive income (loss):
Net income (loss)	—	—	(167,731)	—	—	—	—	(167,731)
Unrealized loss on marketable securities	—	—	—	(1,543)	—	—	—	(1,543)
Translation adjustment	—	—	—	—	—	—	8	8

Comprehensive income (loss)								(169,266)
Shares granted under stock award plan	—	975	—	—	(975)	—	—	—
Compensation under stock award plan	—	—	—	—	1,076	—	—	1,076
Issuance of common stock to acquire Arris Interactive L.L.C	370	226,810	—	—	—	—	—	227,180
Issuance of stock options in acquisition of Arris Interactive L.L.C	—	12,531	—	—	—	—	—	12,531
Issuance of common stock and other	2	1,118	—	—	—	—	—	1,120

Balance, December 31, 2001	755	507,650	(90,162)	(3,211)	(577)	—	88	414,543
Comprehensive income (loss):
Net income (loss)	—	—	(191,167)	—	—	—	—	(191,167)
Unrealized loss on marketable securities	—	—	—	(86)	—	—	—	(86)
Recognized unrealized loss on marketable securities	—	—	—	3,524	—	—	—	3,524
Minimum liability on unfunded pension	—	—	—	—	—	(1,219)	—	(1,219)
Translation adjustment	—	—	—	—	—	—	(122)	(122)

Comprehensive (loss)								(189,070)
Shares granted under stock award plan	1	3,139	—	—	(3,140)	—	—	—
Compensation under stock award plan	—	—	—	—	1,850	—	—	1,850
Repurchase of stock units	—	(237)	—	—	122	—	—	(115)
Forfeiture of restricted stock	—	(96)	—	—	96	—	—	—
Issuance of common stock in acquisition of Cadant, Inc.	53	55,760	—	—	—	—	—	55,813
Issuance of stock options in acquisition of Cadant, Inc.	—	12,760	—	—	—	—	—	12,760
Issuance of common stock in conversion of 4 1/2% notes	16	24,042	—	—	—	—		24,058
Issuance of common stock and other	6	545	—	—	—	—	—	551

Balance, December 31, 2002	$831	$603,563	$(281,329)	$227	$(1,649)	$(1,219)	$(34)	$320,390

Comprehensive income (loss):
Net income (loss)	—	—	(47,313)	—	—	—	—	(47,313)
Unrealized loss on marketable securities	—	—	—	544	—	—	—	544
Minimum liability on unfunded pension adjustment	—	—	—	—	—	(74)	—	(74)
Translation adjustment	—	—	—	—	—	—	(98)	(98)

Comprehensive income (loss)								(46,941)
Shares granted under option exchange program	14	7,623	—	—	(7,637)	—	—	—
Shares granted under stock award plan	2	706	—	—	(708)	—	—	—
Compensation under stock award plan	—	—	—	—	3,370	—	—	3,370
Repurchase of Nortel shares	(80)	(27,920)	—	—	—	—	—	(28,000)
Forfeiture of restricted stock	(1)	(674)	—	—	675	—	—	—
Issuance of restricted stock – Atoga employee retention	5	2,150	—	—	(2,155)	—	—	—
Common stock returned – Cadant settlement	(1)	(683)	—	—	—	—	—	(684)
Issuance of common stock and other	3	1,243	—	—	—	—	—	1,246

Balance, December 31, 2003	$773	$586,008	$(328,642)	$771	$(8,104)	$(1,293)	$(132)	$249,381

See accompanying notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

      ARRIS Group, Inc. (together with its consolidated subsidiaries, except as the context otherwise indicates, “ARRIS” or the “Company”), is an international communications technology company, headquartered in Duluth, Georgia. ARRIS specializes in the design and engineering of hybrid fiber-coax architectures and the development and distribution of products for these broadband networks. The Company provides its customers with products and services that enable reliable, high-speed, two-way broadband transmission of video, telephony, and data.

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

(e) Inventories

      Inventories are stated at the lower of average, approximating first-in, first-out, cost or market. The cost of finished goods is comprised of material, labor, and overhead.

(f) Investments

      The Company held certain investments in the common stock of publicly traded companies totaling approximately $0 million and $0.1 million at December 31, 2003 and 2002, respectively, which were classified as trading securities. The remaining shares of common stock were sold during 2003. Changes in the market value of these securities and gains or losses on related sales of these securities are recognized in income and

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

resulted in a pre-tax gain of $0.1 million in 2003 and pre-tax losses of approximately $0.6 million and $0.8 million in 2002 and 2001, respectively.

      The Company held certain investments in the common stock of publicly traded companies totaling approximately $1.4 million and $1.8 million at December 31, 2003 and 2002, respectively, which were classified as available for sale. Changes in the market value of these securities are recorded in other comprehensive income. These securities are also subject to a periodic impairment review, which requires significant judgment. As these investments were below their cost basis for a period greater than six months, an unrealized loss of $3.5 million was considered “other than temporary” and recognized through income in 2002. Additional impairment charges of $0.4 million were recorded in 2003.

      In addition, ARRIS holds a number of non-marketable equity securities totaling approximately $0.9 million and $2.8 million at December 31, 2003 and 2002, respectively, which are classified as available for sale. The non-marketable equity securities are subject to a periodic impairment review, which requires significant judgment as there are no open-market valuations. During 2003, the Company recorded a charge of approximately $1.1 million in relation to the impairment of the carrying value of an investment in a start-up company, which raised a new round of financing at a substantial discount in early July 2003. During 2002, the Company recorded: 1) a $3.0 million impairment for an investment in a technology start-up, as its assets were sold to another company, 2) a $1.0 million impairment for an investment in a technology start-up company, as it was unable to raise further financing and filed for bankruptcy during the second quarter, and 3) additional impairment charges of $6.0 million in the fourth quarter of 2002 relating to other non-marketable equity securities deemed to be impaired based on various factors.

      The Company offers a deferred compensation arrangement, which allows certain employees to defer a portion of their earnings and defer the related income taxes. These deferred earnings are invested in a “rabbi trust”, and are accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested. A rabbi trust is a funding vehicle used to protect deferred compensation benefits from events (other than bankruptcy). The investment in the rabbi trust is classified as an investment on the balance sheet. During 2003 and 2002, ARRIS recorded unrealized gains of $0.6 million and $0.2 million related to the rabbi trust investment. In addition, in 2002 ARRIS recognized a loss of approximately $0.8 million in connection with realized losses on the related investments.

(g) Revenue Recognition

      ARRIS’ revenue recognition policies are in compliance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements and Staff Accounting Bulletin No. 104, Revenue Recognition, as issued by the Securities and Exchange Commission.

      Product revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. Contracts and customer purchase orders generally are used to determine the existence of an arrangement. Shipping documents, proof of delivery and customer acceptance (when applicable) are used to verify delivery. Sales of services are recognized at the time of performance. Revenue is deferred if certain circumstances exist, including:

•	when undelivered products or services that are essential to the functionality of the delivered product exist, revenue is deferred until such undelivered products or services are delivered, or

•	when final acceptance of the product is specified by the customer, revenue is deferred until the acceptance criteria have been met.

      At December 31, 2003, the Company had deferred revenue of $0.7 million related to shipments made to customers whereby the customer has the right of return and related to various customer service agreements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      ARRIS resells software developed by outside third parties as well as internally developed software. Software sold by ARRIS does not require significant production, modification or customization. The Company recognizes software license revenue, and product revenue for certain products where software is more than an incidental component of the hardware, under Statement of Position No. 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by Statement of Position No. 98-9, Software Recognition, With Respect to Certain Transactions (“SOP 98-9”), when the following criteria are met: (1) there is persuasive evidence of an agreement with the customer, (2) shipment is made and title is passed, (3) the amount due from the customer is fixed and determinable, and (4) collectibility is reasonably assured. The Company assesses whether the amount due from the customer is fixed and determinable based on the terms of the agreement with the customer, including, but not limited to, the payment terms associated with the transaction. ARRIS assesses collection based on a number of factors, including past transaction history with the customer and credit-worthiness of the customer. If the Company determines that collection of an amount due is not reasonably assured, it defers recognition of revenue until collection becomes reasonably assured.

      Certain agreements also include multiple deliverables for products and/or services. The Company recognizes revenue from these agreements based on the relative fair value of the products and services. The determination of the fair value of the elements, which is based on a variety of factors including the amount ARRIS charges other customers for the products or services, price lists or other relevant information, requires judgment by management. If an undelivered element is essential to the functionality of the delivered element or required under the terms of the contract to be delivered concurrently, the Company defers the revenue on the delivered element until that undelivered element is delivered.

      ARRIS’ internal costs incurred in developing software are charged to expense as research and development expense until technological feasibility has been established for the product, in accordance with Statement of Financial Accounting Standards No. 86 (“SFAS 86”), Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. As the time period between the establishment of technological feasibility and general release of internally developed software to its customers is generally very limited, no material development costs are incurred during this period and, therefore, no such costs have been capitalized to date.

(h) Shipping and Handling Fees

      Shipping and handling costs for the years ended December 31, 2003, 2002, and 2001 were approximately $3.4 million, $5.3 million and $7.3 million, respectively, and are classified in net sales and cost of sales.

(i) Depreciation of Property, Plant and Equipment

      The Company provides for depreciation of property, plant and equipment on the straight-line basis over estimated useful lives of 25 to 40 years for buildings and improvements, 3 to 10 years for machinery and equipment, and the shorter of the term of the lease or useful life for leasehold improvements. Depreciation expense for the years ended December 31, 2003, 2002, and 2001 was approximately $16.1 million, $20.4 million and $18.1 million, respectively.

(j) Goodwill and Long-Lived Assets

      Goodwill relates to the excess of cost over net assets resulting from an acquisition. ARRIS adopted SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. Upon adoption of SFAS No. 142, the Company recorded a goodwill impairment loss of approximately $58.0 million, based on management’s analysis including an independent valuation. The resulting impairment loss has been recorded as a cumulative effect of a change in accounting principle on the accompanying Consolidated Statements of Operations for the year

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended December 31, 2002. The valuation was determined using a combination of the income and market approaches on an invested capital basis, which is the market value of equity plus interest-bearing debt. The Company’s remaining goodwill was reviewed in the fourth quarter of 2002, and based upon management’s analysis including an independent valuation, an impairment charge of $70.2 million was recorded with respect to its supplies product category primarily due to a decline in current purchasing by Adelphia, as well as the continuing decline in the industry in general. An independent valuation based upon management’s analysis was performed once again in the fourth quarter of 2003, and no further impairment was indicated.

      As of December 31, 2003, the financial statements included intangibles of $30.4 million, net of amortization of $76.8 million. As of December 31, 2002, the financial statements included intangibles of $64.8 million, net of amortization of $41.5 million. These intangibles are primarily related to the existing technology acquired from Arris Interactive L.L.C. on August 3, 2001, from Cadant, Inc. on January 8, 2002, from Atoga Systems on March 21, 2003, and from Com21 on August 13, 2003, and are each being amortized over a three-year period. The valuation process to determine the fair market values of the existing technology by management included valuations by an outside valuation service. The values assigned were calculated using an income approach utilizing the cash flow expected to be generated by these technologies.

(k) Advertising and Sales Promotion

      Advertising and sales promotion costs are expensed as incurred. Advertising expense, predominantly from continuing operations, was approximately $0.3 million, $0.6 million and $1.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

(l) Research and Development

      Research and development (“R&D”) costs are expensed as incurred. ARRIS’ research and development expenditures for the years ended December 31, 2003, 2002 and 2001 were approximately $62.9 million, $72.5 million and $29.8 million, respectively. Prior footnote disclosures related to research and development expense did not include allocations of information technology and telecom costs or stock compensation costs. Since ARRIS has expanded its Statement of Operations disclosure to separately show research and development, and to be consistent with practices followed by other companies, research and development expense now includes such allocations in all periods presented. Acquired in-process research and development in the amount of $18.8 million was written off in connection with the Arris Interactive L.L.C. acquisition during the third quarter of 2001.

(m) Warranty

      ARRIS provides warranties of various lengths to customers based on the specific product and the terms of individual agreements. The Company provides for the estimated cost of product warranties based on actual historical trends, embedded base, failure rates, and repair costs at the time revenue is recognized. Expenses related to product defects and unusual product warranty problems are recorded in the period the problem is identified. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers, the estimated warranty obligation could be affected by changes in ongoing product failure rates, material usage and service delivery costs incurred in correcting a product failure as well as specific product class failures outside of ARRIS’ baseline experience. If actual product failure rates, material usage or service delivery costs differ from estimates, revisions, which could be material, to the estimated warranty liability would be recorded. ARRIS evaluates its warranty obligations on an individual product, and product group basis.

      The Company offers extended warranties and support service agreements on certain products. Revenue from these agreements is deferred at the time of the sale and recognized in income on a straight-line basis over the contract period. Costs of services performed under these types contracts are charged to expense as incurred.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(o) Foreign Currency

      The financial position and operating results of ARRIS’ foreign operations are consolidated using the local currency as the functional currency. All balance sheet accounts of foreign subsidiaries are translated at the current exchange rate at the end of the accounting period with the exception of fixed assets, which are translated at historical cost. Income statement items are translated at average currency exchange rates. The resulting translation adjustment is recorded as a separate component of stockholders’ equity.

      The Company has certain international customers who are billed in their local currency. The monetary value of this business has increased since the acquisition of Arris Interactive L.L.C. and its corresponding international customer base formerly served through Nortel Networks. During the third quarter 2002, the Company evaluated and implemented a hedging strategy using forward contracts. In October 2003, the Company purchased a put option contract for 5.0 million euros, with an expiration date of January 28, 2004. As of December 31, 2003, the market value of the contract was $0.0 million. The Company recorded a loss of approximately $0.2 million during the fourth quarter 2003 related to this contract.

(p) Stock-Based Compensation

      In December 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	2003	2002	2001

Net income (loss), as reported	$(47,313)	$(191,167)	$(167,731)
Add: Stock-based employee compensation included in reported net income, net of taxes	3,370	1,850	1,076
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of taxes	(21,515)	(26,770)	(15,930)

Net income (loss), pro forma	$(65,461)	$(216,087)	$(182,585)

Net income (loss) per common share:
Basic — as reported	$(0.62)	$(2.33)	$(3.13)

Basic — pro forma	$(0.85)	$(2.64)	$(3.40)

Diluted — as reported	$(0.62)	$(2.33)	$(3.13)

Diluted — pro forma	$(0.85)	$(2.64)	$(3.40)

(q) Interest Rate Agreements

      As of December 31, 2003 and 2002, the Company had no outstanding floating rate indebtedness or interest rate swap agreements.

(r) Concentrations of Credit

      Financial instruments that potentially subject ARRIS to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. ARRIS places its temporary cash investments with high credit quality financial institutions. Concentrations with respect to accounts receivable occur as the Company sells primarily to large, well-established companies including companies outside of the United States. The Company’s credit policy generally does not require collateral from its customers. ARRIS closely monitors extensions of credit to other parties and, where necessary, utilizes common financial instruments to mitigate risk or requires cash on delivery terms. Overall financial strategies and the effect of using a hedge are reviewed periodically. When deemed uncollectible, accounts receivable balances are written off.

      Due to the economic disturbances in Argentina, the Company recorded a write-off of $4.4 million related to unrecoverable amounts of inventory due from a customer in that region during 2001. Of this total charge, approximately $2.8 million is reflected in cost of sales and $1.6 million is reflected in discontinued operations. In 2002 and 2003, the industry downturn and other factors have adversely affected several of its largest customers. As a result, the Company incurred a $20.2 million charge related to its Adelphia receivable during the second quarter 2002. However, the Company sold a portion of the Adelphia receivables during the third quarter 2002 to an unrelated third party, resulting in net gain of approximately $4.3 million. For the year ended December 31, 2002, the net result was a loss of $15.9 million related to Adelphia, of which approximately $14.9 million is reflected in provision for doubtful accounts and $1.0 million is reflected in discontinued operations. Further, in 2003 and 2002, the Company reserved $8.7 million and $3.6 million, respectively, for its Cabovisao receivable. Cabovisao is a Portugal-based customer who owed the Company approximately $20.6 million in accounts receivable at the end of the third quarter 2003, all of which was past due. Cabovisao and its parent company, Csii, have filed for court-supervised restructuring and recapitalization in Canada and are in the process of restructuring their financing. During the fourth quarter of 2003, ARRIS sold its accounts receivable to an unrelated third party for approximately $10.1 million, resulting in a gain of approximately $1.5 million. The net result was a loss of $10.8 million related to Cabovisao.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

•	Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

•	Accounts receivable and accounts payable: The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate their fair values. The Company establishes a reserve for doubtful accounts based upon its historical experience in collecting accounts receivable.

•	Marketable securities: The fair values for trading and available-for-sale equity securities are based on quoted market prices.

•	Non-marketable securities: Non-marketable equity securities are subject to a periodic impairment review; however, there are no open-market valuations, and the impairment analysis requires significant judgment. This analysis includes assessment of the investee’s financial condition, the business outlook for its products and technology, its projected results and cash flow, recent rounds of financing, and the likelihood of obtaining subsequent rounds of financing.

•	Long-term debt: The carrying amounts of the Company’s borrowings under its long-term revolving credit arrangements approximate their fair value. The fair value of the Company’s convertible subordinated debt is based on its quoted market price and totaled approximately $200.0 million and $16.7 million at December 31, 2003 and 2002, respectively.

•	Foreign exchange contracts and interest rate swaps: The fair values of the Company’s foreign currency contracts and interest rate swaps are estimated based on dealer quotes, quoted market prices of comparable contracts adjusted through interpolation where necessary, maturity differences or if there are no relevant comparable contracts on pricing models or formulas using current assumptions. In October 2003, the Company purchased a put option contract for 5.0 million euros, with an expiration date of January 28, 2004. As of December 31, 2003, the market value of the contract was $0.0 million. ARRIS recorded a loss of approximately $0.2 million during the fourth quarter 2003 related to this contract. The Company had no interest rate swap agreements outstanding as of December 31, 2003 and 2002.

(s) Accounting for Derivative Instruments

      ARRIS uses various derivative financial instruments, including foreign exchange contracts, and in the past, interest rate swap agreements to enhance the Company’s ability to manage risk. Derivative instruments are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. ARRIS’ derivative financial instruments are for purposes other than trading. ARRIS’ non-derivative financial instruments include letters of credit, commitments to extend credit and guarantees of debt. ARRIS generally does not require collateral to support its financial instruments.

      It is the Company’s policy to recognize all derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts, in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in stockholders’ equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risk(s). Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in comprehensive income net of applicable deferred taxes. Changes in fair values of derivatives, not qualifying as hedges, are reported in income. These changes in fair values were immaterial for the years ended December 31, 2003, 2002 and 2001, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Impact of Recently Issued Accounting Standards

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has adopted this standard and it did not have a material impact on the Company’s financial position or results of operations.

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments including certain derivative instruments embedded in other contracts and hedging activities under SFAS No. 133. It is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company has adopted SFAS No. 149 and it did not have a material impact on the Company’s financial position or results of operations.

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. This Interpretation provides clarification on the consolidation of certain entities in which equity investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Such entities are defined as variable interest entities (“VIEs”). This Interpretation requires that VIEs be consolidated by the entity considered to be the primary beneficiary of the VIE. The Interpretation is effective immediately for newly created VIEs after January 31, 2003 and was originally effective July 1, 2003 for any VIEs created prior to February 1, 2003. In October 2003, the FASB agreed to a deferral of the effective date of the Interpretation for public companies until periods ending after December 15, 2003. The Company has adopted Interpretation No. 46 and it did not have a material impact on the Company’s financial position or results of operations.

      EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, provides guidance on determining units of accounting in a revenue arrangement with multiple deliverables and the allocation of the consideration received from the arrangement. EITF No. 00-21, which was effective for revenue arrangements entered into in the first fiscal period beginning after June 15, 2003, was adopted in the third quarter of fiscal year 2003. The adoption of EITF 00-21 did not have a significant impact on the recognition of revenue or results in the deferral of a significant amount of revenue in 2003.

      EITF Issue No. 03-5, Applicability of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software, concludes that, in an arrangement that includes software that is more than incidental to the products or services as a whole, the software and software-related elements are included in the scope of SOP 97-2, Software Revenue Recognition. EITF Issue No. 03-5, which was adopted in the fourth quarter of fiscal year 2003, was effective for arrangements entered into in the first annual or interim reporting period beginning after August 13, 2003. The adoption of EITF Issue No. 03-5 resulted in the deferral of approximately $0.7 million during the fourth quarter of fiscal year 2003.

Note 4. Guarantees

Warranty

      ARRIS provides warranties of various lengths to customers based on the specific product and the terms of individual agreements. The Company provides for the estimated cost of product warranties based on actual historical trends, embedded base, failure rates, and repair costs at the time revenue is recognized. Expenses

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related to product defects and unusual product warranty problems are recorded in the period the problem is identified. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers, the estimated warranty obligation could be affected by changes in ongoing product failure rates, material usage and service delivery costs incurred in correcting a product failure as well as specific product class failures outside of ARRIS’ baseline experience. If actual product failure rates, material usage or service delivery costs differ from estimates, revisions, which could be material, to the estimated warranty liability would be recorded. ARRIS evaluates its warranty obligations on an individual product, and product group basis.

      The Company offers extended warranties and support service agreements on certain products. Revenue from these agreements is deferred at the time of the sale and recognized in income on a straight-line basis over the contract period. Costs of services performed under these types contracts are charged to expense as incurred.

      Information regarding the changes in ARRIS’ aggregate product warranty liabilities was as follows (in thousands):

	December 31,

	2003	2002

Balance at January 1	$6,031	$3,668
Accruals related to warranties (including changes in estimates)	140	4,709
Settlements made (in cash or in kind)	(1,538)	(2,346)

Balance at December 31	$4,633	$6,031

Note 5. Discontinued Operations

      Upon evaluation and review of the ARRIS product portfolio, the Company concluded that the Keptel telecommunications product line was not core to its long-term strategy and thus sold the product line on April 24, 2002. Keptel designed and marketed network interface systems and fiber optic cable management products primarily for traditional residential and commercial telecommunications applications. The transaction generated cash proceeds of $30.0 million. Additionally, ARRIS retained a potential earn-out over a twenty-four month period based on sales achievements. No revenue from this earnout was anticipated at the date of sale and none has been received to date. The transaction also includes a distribution agreement whereby the Company will continue to distribute certain Keptel products to cable operators. Prior to the sale of the Keptel product line, the related products were manufactured by Keptel and were subsequently sold either directly by Keptel’s sales force or through Telewire, ARRIS’ distribution arm. Although a few Keptel products are still distributed by Telewire, in accordance with the distribution agreement from the new owner, they are no longer manufactured by the Company and only represent approximately $6.7 million of sales for the year ended December 31, 2003. The Keptel telecommunications product line had approximately $44.8 million of revenue in 2001 and approximately $7.5 million of revenue in 2002, prior to the closing of the sale. Total assets of approximately $31.1 million were disposed of, which included inventory, fixed assets, intangibles (formerly classified as goodwill), and other assets. ARRIS incurred approximately $7.4 million of related closure costs, including severance, vendor liabilities, outside consulting fees, and other shutdown expenses. During 2002, a net loss of $8.5 million was recorded in connection with the sale of the Keptel product line. As of December 31, 2003, approximately $0.5 million related to outside fees remained in an accrual to be paid. The remaining payments are expected to be complete by the end of 2004.

      Upon continued review of ARRIS’ product portfolio, the Company sold its Actives product line to Scientific-Atlanta on November 21, 2002, for net proceeds of $31.8 million. The Actives product line had approximately $68.2 million of revenue in 2001, and approximately $58.8 million of revenue in 2002, prior to the closing of the sale. Total assets of approximately $20.3 million were disposed of, which included inventory, fixed assets, and other assets attributable to the product line. Additionally, ARRIS incurred approximately $9.3 million of related closure costs, including severance, vendor liabilities, professional fees, and other

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shutdown expenses. In connection with the sale, the Company recognized a gain of approximately $2.2 million during the fourth quarter of 2002. As of December 31, 2003, approximately $0.1 million related to severance, $0.9 million related to vendor liabilities, and $0.2 million related to other shutdown expenses remained in an accrual to be paid. The remaining payments are expected to be complete by the end of 2004.

      The Company’s Actives and Keptel telecommunications product lines qualified as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, the results of these product lines have been reclassified to discontinued operations for all periods presented. Keptel products for cable companies which have been and continue to be sold by Telewire are included in continuing operations for all periods presented.

      Revenues from discontinued operations were $0.0 million, $66.3 million, and $113.0 million for the years ended December 31, 2003, 2002, and 2001, respectively. Income (loss) from discontinued operations, net of taxes, for the years ending December 31, 2003, 2002, and 2001 was $0.4 million, $(18.8) million, and $(84.5) million, respectively. During 2002, the Company recorded a net loss on these disposals of $4.0 million. During 2003, the Company adjusted its reserves for discontinued operations by reducing the accrual by $4.8 million for various vendor liabilities, warranties and certain other costs as a result of the favorable resolution of such liabilities and increasing accruals by $4.4 million for various foreign taxes, lease commitments and other costs, resulting in a net gain of $351,000 in discontinued operations for the year ended December 31, 2003.

Note 6. Business Acquisitions

Acquisition of Certain Assets of Com21

      On August 13, 2003, the Company completed the acquisition of certain cable modem termination system (“CMTS”) related assets of Com21, including the stock of its Irish subsidiary. Under the terms of the agreement, ARRIS obtained accounts receivable, inventory, fixed assets, other current prepaid assets, and existing technology in exchange for approximately $2.4 million of cash, of which $2.2 million has been paid, and the assumption of approximately $0.6 million in liabilities. The Company has retained $0.2 million of the cash consideration for any liabilities ARRIS may be required to pay resulting from Com21 activity prior to the acquisition date. The Company also incurred approximately $0.2 million of legal and professional fees associated with the transaction. ARRIS retained approximately 50 Com21 employees. The Company completed this acquisition because it believes that the newly acquired product line, along with the existing product offerings of ARRIS, will allow the Company to reach smaller scale cable systems domestically and internationally.

      The following is a summary of the preliminary purchase price allocation to record ARRIS’ purchase of certain assets of Com21, including the stock of the Irish subsidiary of Com21. The purchase price was equal to the net tangible and intangible assets acquired. The final allocation of the purchase price will be determined after completion of thorough analyses to identify and determine the fair values of Com21’s tangible and identifiable intangible assets and liabilities as of the date the transaction was completed.

(in thousands)
Cash paid to Com21	$2,213
Cash retainer	200
Acquisition costs	210
Assumption of certain liabilities of Com21	634

Adjusted preliminary purchase price	$3,257

Allocation of preliminary purchase price:
Net tangible assets acquired	$1,357
Existing technology (to be amortized over 3 years)	1,900

Total allocated preliminary purchase price	$3,257

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition of Atoga Systems

      On March 21, 2003, ARRIS purchased the business and certain assets of Atoga Systems, a Fremont, California-based developer of optical transport systems for metropolitan area networks. The Company decided to undertake this transaction because it would expand the Company’s existing broadband product portfolio and is anticipated to have a positive impact on future results of the Company. Under the terms of the agreement, ARRIS obtained certain inventory, fixed assets, and existing technology in exchange for approximately $0.4 million of cash and the assumption of certain lease obligations. Further, the Company retained 28 employees and issued a total of 500,000 shares of restricted stock to those employees. The value of the restricted stock will be recognized as compensation expense over the related vesting period.

      The following is a summary of the preliminary purchase price allocation to record ARRIS’ purchase price of the assets and certain liabilities of Atoga Systems. The final allocation of the purchase price will be determined after completion of thorough analyses to identify and determine the fair values of Atoga Systems’ tangible and identifiable intangible assets and liabilities as of the date the transaction was completed.

(in thousands)
Cash paid to Atoga Systems	$434
Acquisition costs (legal fees)	100
Assumption of certain liabilities of Atoga Systems	1,162

Adjusted preliminary purchase price	$1,696

Allocation of preliminary purchase price:
Net tangible assets acquired	$1,013
Existing technology (to be amortized over 3 years)	683

Total allocated preliminary purchase price	$1,696

Acquisition of Cadant, Inc.

      On January 8, 2002, ARRIS completed the acquisition of substantially all of the assets of Cadant, Inc., a privately held designer and manufacturer of next generation CMTS. The Company decided to complete this transaction because it provides significant product and technology extensions in Broadband and should have a positive impact on future results of the Company.

•	ARRIS issued 5,250,000 shares of ARRIS common stock for the purchase of substantially all of Cadant’s assets and certain liabilities.

•	During the second quarter of 2003, 64,350 shares of ARRIS common stock were returned to ARRIS and retired, pursuant to the terms of a settlement agreement between ARRIS and the trustee in the liquidation of CDX Corporation (formerly know as Cadant).

•	ARRIS agreed to pay up to 2.0 million shares based upon future sales of the CMTS product through January 8, 2003. These targets were not met as of January 8, 2003, and therefore, no further shares were issued.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of the purchase price allocation to record ARRIS’ purchase price of substantially all of the assets and certain liabilities of Cadant Inc. for 5,250,000 shares of ARRIS Group, Inc. common stock based on the average closing price of ARRIS’ common stock for 5 days prior and 5 days after the date of the transaction as quoted on the Nasdaq National Market System. The excess of the purchase price over the fair value of the net tangible and intangible assets acquired has been allocated to goodwill.

(in thousands)
5,250,000 shares of ARRIS Group, Inc.’s $0.01 par value common stock at $10.631 per common share	$55,813
64,350 returned shares of ARRIS Group, Inc.’s $0.01 par value common stock at $10.631 per common share	(684)
Acquisition costs (banking fees, legal and accounting fees, printing costs)	897
Fair value of stock options to Cadant, Inc. employees	12,760
Assumption of certain liabilities of Cadant, Inc.	14,858

Adjusted purchase price	$83,644

Allocation of Purchase Price:
Net tangible assets acquired	$5,001
Existing technology (to be amortized over 3 years)	53,000
Goodwill (not deductible for income tax purposes)	25,643

Total allocated purchase price	$83,644

Acquisition of Arris Interactive L.L.C.

      On August 3, 2001, the Company completed the acquisition from Nortel of the portion of Arris Interactive L.L.C. that it did not own. Arris Interactive L.L.C. was a joint venture formed by Nortel Networks and ARRIS in 1995, and immediately prior to the acquisition the Company owned 18.75% and Nortel Networks owned the remainder. As part of this transaction:

•	A new holding company, ARRIS, was formed;

•	ANTEC, ARRIS’ predecessor, merged with its subsidiary and the outstanding ANTEC common stock was converted, on a share-for-share basis, into ARRIS common stock;

•	Nortel Networks and the Company contributed to Arris Interactive L.L.C. approximately $131.6 million in outstanding indebtedness and adjusted their ownership percentages in Arris Interactive L.L.C. to reflect these contributions;

•	Nortel Networks exchanged its remaining ownership interest in Arris Interactive L.L.C. for 37 million shares of ARRIS common stock (approximately 49.2% of the total shares outstanding following the transaction) and a subordinated redeemable Class B membership interest in Arris Interactive L.L.C. with a face amount of $100 million;

•	ANTEC, now the Company’s wholly-owned subsidiary, changed its name to Arris International, Inc.;

•	Nortel Networks designated two new members to ARRIS’ board of directors;

•	ARRIS issued approximately 2.1 million options and 95,000 shares of restricted stock to Arris Interactive L.L.C. employees.

      In connection with this transaction, the Company entered into an agreement with Nortel Networks whereby it paid Nortel Networks an agency fee of approximately, on average, 10% for all sales of Arris Interactive L.L.C. legacy products made to certain domestic and international customers. This agreement for

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

domestic agency fees expired December 31, 2001. The agreement for international agency fees was terminated on December 6, 2002.

Membership Interest

      In connection with the acquisition of Arris Interactive L.L.C. in August 2001, Nortel Networks exchanged its remaining ownership interest in Arris Interactive L.L.C. for 37 million shares of ARRIS common stock and a subordinated redeemable Class B membership interest in Arris Interactive L.L.C. with a face amount of $100.0 million. The Class B membership interest earned an accreting non-cash return of 10% per annum, compounded annually, and was redeemable in approximately four quarterly installments commencing February 3, 2002, provided that certain availability and other tests were met under our revolving credit facility. Those tests were not met. The balance of the Class B membership interest as of December 31, 2002 was approximately $114.5 million. In June 2002, ARRIS entered into an option agreement with Nortel Networks that permitted it to redeem the Class B membership interest in Arris Interactive L.L.C. at a discount of 21% prior to June 30, 2003. To further induce the Company to redeem the Class B membership interest, Nortel Networks offered to forgive approximately $5.9 million of the earnings on the Class B membership interest if it was redeemed prior to March 31, 2003. ARRIS used approximately $88.4 million of the proceeds of the March 2003 convertible note offering to retire the membership interest for $88.4 million, representing a $28.5 million discount.

Common Stock

      Of the 37 million shares of our common stock that Nortel Networks received in 2001, it currently owns 5 million shares:

•	Nortel Networks sold 15 million shares in a registered public offering in June 2002.

•	In order to reduce its holdings further, in March 2003 Nortel Networks granted ARRIS an option to purchase up to 16 million shares at a 10% discount to market, subject to a minimum purchase price of $3.50 per share for 8 million shares and $4.00 per share for the remainder. In addition, to the extent that ARRIS purchased shares at a price of less than $4.00 per share, it was obligated to return to Nortel Networks a portion of the return that was forgiven with respect to the Class B membership interest, up to a maximum of $2.0 million. Pursuant to this option, on March 24, 2003, ARRIS purchased 8 million shares (which had an aggregate fair market value of $32.0 million based on a share closing price on the Nasdaq National Market on March 24, 2003) for an aggregate purchase price of $30.0 million (taking into account the return of $2 million forgiven on the Class B membership interest).

•	Nortel Networks sold 9 million shares in a registered public offering on November 28, 2003.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of the purchase price allocation to record the Company’s purchase of Nortel Networks’ ownership interest in Arris Interactive L.L.C. for 37,000,000 shares of ARRIS Group, Inc. common stock on August 3, 2001 at $6.14 per share as of April 9, 2001 (date of definitive agreement):

(in thousands)
37,000,000 shares of ARRIS’ $0.01 par value common stock at $6.14 per share	$227,180
Acquisition costs (banking fees, legal and accounting fees, printing costs)	7,616
Write-off of abandoned leases and related leasehold improvements	2,568
Fair value of stock options to Arris Interactive L.L.C. employees	12,531
Other	1,346

Adjusted Purchase Price	$251,241

Allocation of Purchase Price:
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table identifies specific assumptions for the projects, at the acquisition date, in millions:

	Fair Value at	Estimated	Expected
	Date of	Percentage of	Cost to	Expected Date	Discount
Project	Valuation	Completion	Complete	to Complete	Rate

MSAS	$16.9	68.9%	$9.9	July 2002	32%
Packet Port II	$1.9	41.5%	$11.3	March 2002	32%

Valuation of in-process research and development

      The fair values assigned to each developed technology as related to this transaction were valued using an income approach based upon the current stage of completion of each project in order to calculate the net present value of each in-process technology’s cash flows. The cash flows used in determining the fair value of these projects were based on projected revenues and estimated expenses for each project. Revenues were estimated based on relevant market size and growth factors, expected industry trends, individual product sales cycles, the estimated life of each product’s underlying technology, and historical pricing. Estimated expenses include cost of goods sold, selling, general and administrative and research and development expenses. The estimated research and development expenses include costs to maintain the products once they have been introduced into the market, and costs to complete the in-process research and development. It was anticipated that the acquired in-process technologies would yield similar prices and margins that had been historically recognized by Arris Interactive L.L.C. and expense levels consistent with historical expense levels for similar products.

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

Supplemental Pro Forma Information

      Presented below is summary unaudited pro forma combined financial information for the Company, Cadant, Inc., Atoga Systems, and Com21 to give effect to the transactions. This summary unaudited pro forma combined financial information is derived from the historical financial statements of the Company (which includes Arris Interactive L.L.C. for both periods presented), Cadant, Inc., Atoga Systems, and Com21. This information assumes the transactions were consummated at the beginning of the applicable period. This information is presented for illustrative purposes only and does not purport to represent what the financial position or results of operations of the Company, Cadant, Inc., Atoga Systems, and Com21 or the combined entity would actually have been had the transactions occurred at the applicable dates, or to project the Company’s, Cadant, Inc.’s, Atoga Systems’, Com21’s, or the combined entity’s results of operations for any future period or date. The actual results of Cadant, Inc. are included in the Company’s operations from January 8, 2002 to December 31, 2003. The actual results of Atoga Systems are included in the Company’s

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations from March 21, 2003 to December 31, 2003. The actual results of Com21 are included in the Company’s operations from August 13, 2003 to December 31, 2003.

	Year Ended December 31,

	2003	2002

	(unaudited)
	(in thousands, except for
	per share data)
Net sales	$433,986	$652,088
Gross profit	126,260	226,483
Operating income (loss)(1)	(67,462)	(108,173)
Income (loss) before income taxes	(53,482)	(144,006)
Income (loss) from continuing operations	(53,482)	(137,206)
Income (loss) from discontinued operations	351	(18,794)
Net income (loss) before cumulative effect of accounting change	(53,131)	(156,000)
Net income (loss)	(53,131)	(213,960)
Net income (loss) per common share:
Basic and diluted	$(0.69)	$(2.61)

Weighted average common shares:
Basic and diluted	76,839	82,049

(1)	In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized, but reviewed annually for impairment. The provisions of SFAS No. 142 state that goodwill and indefinite lived intangible assets acquired after June 30, 2002 will not be amortized. The information presented above, therefore, does not include amortization expense on the goodwill acquired in these transactions.

      The following table represents the amount assigned to each major asset and liability caption of Arris Interactive L.L.C. as of August 3, 2001, Cadant, Inc. as of January 8, 2002, Atoga Systems as of March 21, 2003, and Com21 as of August 13, 2003, as adjusted:

	As of Acquisition Date

				Arris Interactive
	Com21	Atoga Systems	Cadant, Inc.	L.L.C.

	(in thousands)
Total current assets	$273	$330	$782	$179,909
Property, plant and equipment, net	$1,084	$683	$4,219	$23,209
Goodwill	$—	$—	$25,643	$124,926
Intangible assets (existing technology)	$1,900	$683	$53,000	$51,500
Total assets	$3,257	$1,696	$83,644	$379,544
Total current and long-term liabilities	$634	$1,162	$14,858	$67,208
Membership interest	$—	$—	$—	$100,000

Note 7. Business Divestiture — Electronic System Products (“ESP”)

      On August 18, 2003, ARRIS sold its engineering consulting services product line, known as ESP, to an unrelated third party. The agreement involved the transfer of net assets of approximately $1.3 million, which included accounts receivable, fixed assets, an investment, and other assets attributable to the product line. Further, the transaction provided for the transfer of approximately 30 employees. Additionally, the Company incurred approximately $0.1 million of related closure costs, primarily legal and professional fees associated with the closing. ARRIS recognized a loss on the sale of approximately $1.4 million during the third quarter

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2003. The ESP product line contributed revenue of approximately $1.3 million during the twelve-month period ended December 31, 2003 (approximately 7 months of operations) and revenue of $3.9 million during the twelve-month period ended December 31, 2002.

Note 8.	Restructuring and Impairment Charges

      On October 30, 2002, the Company announced that it would close its office in Andover, Massachusetts, which is primarily a product development and repair facility. The Company decided to close the office in order to reduce operating costs through consolidations of its facilities. The closure affected approximately 75 employees. In connection with these actions, the Company recorded a charge of approximately $7.1 million in the fourth quarter of 2002. Included in this restructuring charge was approximately $2.1 million related to remaining lease payments, $2.7 million of fixed asset write-offs, $2.1 million of severance, and $0.2 million of other costs associated with these actions. In 2003, ARRIS decreased its reserve by approximately $0.7 million as a result of a change in estimates of other closure costs. As of December 31, 2003, approximately $1.0 million related to lease commitments remained in the restructuring accrual to be paid. ARRIS expects to complete the remaining payments by the second quarter of 2006 (end of lease). Below is a table which summarizes the activity in the restructuring reserve (in millions):

	Writedown of	Lease	Employee
	Fixed Assets	Commitments	Severance	Other Costs	Total

Balance as of December 31, 2001	$—	$—	$—	$—	$—
2002 Provision	2.7	2.2	2.2	0.5	7.6
Non-cash expense	(2.7)	—	—	—	(2.7)
2002 payments	—	—	(0.1)	—	(0.1)

Balance as of December 31, 2002	—	2.2	2.1	0.5	4.8
2003 payments	—	(1.2)	(1.9)	—	(3.1)
Adjustments to accrual		—	(0.2)	(0.5)	(0.7)

Balance as of December 31, 2003	$—	$1.0	$—	$—	$1.0

      In the fourth quarter of 2001, ARRIS closed a research and development facility in Raleigh, North Carolina and recorded a $4.0 million charge related to severance and other costs associated with closing that facility. This charge included termination expenses of $2.2 million related to the involuntary dismissal of 48 employees, primarily engaged in engineering functions at that facility. Also included in the $4.0 million charge was $0.7 million related to lease commitments, $0.2 million related to the impairment of fixed assets, and $0.9 million related to other shutdown expenses. In 2003, ARRIS reduced its original estimate of restructuring expense by $0.8 million as a result of an early buyout clause in connection with the remaining lease payments and decrease in the original estimate of severance. No amounts remained to be paid as of December 31, 2003. Below is a table which summarizes the activity in the accrual account (in millions):

	Lease	Employee
	Commitments	Severance	Other Costs	Total

Balance as of December 31, 2001	$0.7	$2.0	$1.1	$3.8
2002 payments	(0.3)	(1.4)	(1.0)	(2.7)

Balance as of December 31, 2002	$0.4	$0.6	$0.1	$1.1
2003 payments	(0.2)	—	(0.1)	(0.3)
Adjustments to accrual	(0.2)	(0.6)	—	(0.8)

Balance as of December 31, 2003	$—	$—	$—	$—

      In the third quarter of 2001, the Company announced a restructuring plan to outsource the functions of most of its manufacturing facilities. This decision to reorganize was due in part to the ongoing weakness in

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

industry spending patterns. The plan entailed the implementation of an expanded manufacturing outsourcing strategy and the related closure of the four factories located in El Paso, Texas and Juarez, Mexico. As a result, the Company recorded restructuring and impairment charges of $66.2 million, of which approximately $50.1 million relates to and is classified in discontinued operations. Included in these charges was approximately $33.7 million related to the write-down of inventories, and remaining warranty and purchase order commitments of which approximately $8.6 million was reflected in cost of goods sold and $25.1 million was reflected in discontinued operations. Additional charges incurred were approximately $5.7 million related to severance and associated personnel costs, $5.9 million related to the impairment of goodwill due to the sale of the power product lines, $14.8 million related to the impairment of fixed assets, and approximately $6.1 million related to lease terminations of factories and office space and other shutdown expenses. Of these charges, approximately $7.5 million is reflected in restructuring expense and $25.0 million is reflected in discontinued operations. The personnel-related costs included termination expenses for the involuntary dismissal of 807 employees, primarily engaged in production and assembly functions performed at the facilities. ARRIS offered terminated employees separation amounts in accordance with the Company’s severance policy and provided the employees with specific separation dates. Due to unforeseen delays in exiting the facility after the shutdown, the Company increased its reserve by approximately $2.4 million (charged to discontinued operations) and $4.8 million ($4.4 million charged to discontinued operations and $0.4 million charged to continuing operations) during 2002 and 2003, respectively. These charges were largely offset by reductions in reserves for restructuring and discontinued operations in 2003 related to the favorable resolution of various vendor obligations and changes in estimate for warranties and certain other costs associated with the disposals. As of December 31, 2003, of the remaining $4.6 million balance in the restructuring reserve, approximately $0.1 million related to severance and associated personnel costs, and $4.5 million related to lease terminations of factories and office space and other shutdown costs. The remaining costs are expected to be expended by the end of 2006 (end of lease). Below is a table which summarizes the activity in the accrual account (in millions):

	Lease
	Commitments
	& Other	Employee
	Costs	Severance	Total

Balance as of December 31, 2001	$7.4	$3.7	$11.1
2002 payments	(7.8)	(2.9)	(10.7)
Adjustment to accrual	2.4	—	2.4

Balance as of December 31, 2002	$2.0	$0.8	$2.8
2003 payments	(2.5)	(0.5)	(3.0)
Adjustments to accrual	5.0	(0.2)	4.8

Balance as of December 31, 2003	$4.5	$0.1	$4.6

      The adjustments to the reserves above in 2003 resulted in an additional charge of $891,000 to restructuring and impairment in continuing operations and a net gain of $351,000 in discontinued operations.

Note 9.	Provision for Doubtful Accounts

      Cabovisao, a Portugal-based MSO, accounted for approximately 6% of ARRIS’ total sales in 2002. As of November 18, 2003, Cabovisao owed ARRIS approximately $20.6 million in accounts receivable, all of which was past due. Cabovisao and its parent company, Csii, are in the process of restructuring their financing. On June 30, 2003, Csii filed for court-supervised restructuring and recapitalization in Canada. In 2003 and 2002, the Company reserved $8.7 million and $3.6 million, respectively, for its Cabovisao receivable. On November 18, 2003 ARRIS sold its accounts receivable due from Cabovisao to an unrelated party for $10.1 million, and as a result, reduced it provision for doubtful accounts by $1.5 million in the fourth quarter 2003.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the second quarter of 2002, ARRIS established a bad debt reserve in connection with its Adelphia accounts receivable. Adelphia declared bankruptcy in June 2002. The reserve resulted in a charge of approximately $20.2 million in the second quarter of 2002, of which $18.9 million is classified in provision for doubtful accounts and $1.3 million is classified in discontinued operations. In the third quarter of 2002, ARRIS sold a portion of its Adelphia accounts receivable to an unrelated third party, resulting in a net gain of approximately $4.3 million, of which approximately $4.0 million was recorded as a reduction of the provision for doubtful accounts included in selling, general and administrative and development expenses, and the remaining gain of $0.3 million is classified in discontinued operations.

Note 10.	Inventories

      Inventories are stated at the lower of average, approximating first-in, first-out, cost or market. The components of inventory are as follows, net of reserves (in thousands):

	December 31,

	2003	2002

Raw material	$3,707	$3,941
Finished goods	74,855	100,262

Total inventories	$78,562	$104,203

Note 11.	Property, Plant and Equipment

      Property, plant and equipment, at cost, consisted of the following (in thousands):

	December 31,

	2003	2002

Land	$1,822	$1,822
Buildings and leasehold improvements	8,033	7,295
Machinery and equipment	69,344	70,233

	79,199	79,350
Less: Accumulated depreciation	(53,823)	(44,810)

Total property, plant and equipment, net	$25,376	$34,540

Note 12.	Goodwill and Intangible Assets

      ARRIS adopted SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. Upon adoption of SFAS No. 142, the Company recorded a goodwill impairment loss of approximately $58.0 million, primarily related to the Keptel product line, based upon management’s analysis including an independent valuation. The resulting impairment loss has been recorded as a cumulative effect of a change in accounting principle on the accompanying Consolidated Statements of Operations for the year ended December 31, 2002. The valuation was determined using a combination of the income and market approaches on an invested capital basis, which is the market value of equity plus interest-bearing debt. The Company’s remaining goodwill was reviewed in the fourth quarter of 2002, and based upon management’s analysis including an independent valuation, an impairment charge of $70.2 million was recorded with respect to its supplies product category primarily due to a decline in current purchasing by Adelphia, as well as the continuing decline in the industry in general. An independent valuation based upon management’s analysis was performed once again in the fourth quarter of

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2003, and no further impairment was indicated. Application of the non-amortization provision of SFAS No. 142 resulted in the elimination of approximately $10.0 million of amortization expense in fiscal 2003.

      The following sets forth a reconciliation of net income and earnings per share information for the years ended December 31, 2003, 2002, and 2001, as adjusted for the non-amortization provisions of SFAS No. 142:

	Year Ended December 31,

	2003	2002	2001

Net income (loss):
Net income (loss)	$(47,313)	$(191,167)	$(167,731)
Add: Goodwill amortization from continuing operations	—	—	3,256
Add: Goodwill amortization from discontinued operations	—	—	1,616

Adjusted net income (loss)	$(47,313)	$(191,167)	$(162,859)

Diluted earnings per share:
Adjusted net income (loss)	$(0.62)	$(2.33)	$(3.04)

      The changes in the carrying amount of goodwill for the years ended December 31, 2002 and 2003 are as follows (in thousands):

Balance as of December 31, 2001	$259,062
Transitional impairment charge	(57,960)
Purchase price allocation adjustment — Arris Interactive L.L.C	33
Goodwill acquired from Cadant, Inc. acquisition	26,339
Transferred to intangible asset upon adoption of SFAS No. 142	(6,000)
Goodwill impairment charge, October 1, 2002	(70,209)

Balance as of December 31, 2002	$151,265
Purchase price allocation adjustment — Cadant, Inc.	(696)

Balance as of December 31, 2003	$150,569

      The gross carrying amount and accumulated amortization of the Company’s intangible assets, other than goodwill, as of December 31, 2003 and December 31, 2002 are as follows (in thousands):

	December 31, 2003			December 31, 2002

	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Existing technology acquired:
Arris Interactive L.L.C	$51,500	$(41,345)	$10,155	$51,500	$(24,178)	$27,322
Cadant, Inc.	53,000	(34,995)	18,005	53,000	(17,328)	35,672
Atoga Systems	689	(170)	519	—	—	—
Com21	1,929	(246)	1,683	—	—	—
Pension asset	—	—	—	1,849	—	1,849

Total	$107,118	$(76,756)	$30,362	$106,349	$(41,506)	$64,843

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Amortization expense recorded on the intangible assets listed in the above table for the years ended December 31, 2003, 2002, and 2001 was $35.2 million, $34.5 million, and $7.0 million, respectively. The estimated total amortization expense for each of the next five fiscal years is as follows (in thousands):

2004	$28,695
2005	$1,212
2006	$455
2007	$—
2008	$—

Note 13. Long-Term Obligations

      Debt, capital lease obligations and membership interest consist of the following (in thousands):

	December 31,

	2003	2002

Revolving credit facility	$—	$—
Capital lease obligations	14	1,278
Machinery and equipment notes payable	1,165	—
Membership interest — Nortel Networks	—	114,518
Other long-term liabilities	12,960	11,342
4 1/2% convertible subordinated notes due 2003	—	23,887
4 1/2% convertible subordinated notes due 2008	125,000	—

Total debt, capital lease obligations, membership interest, and other liabilities	139,139	151,025
Less current portion	(1,087)	(25,007)

Total long term debt, capital lease obligations, membership interest, and other long-term liabilities	$138,052	$126,018

      On March 18, 2003, the Company issued $125.0 million of 4 1/2% convertible subordinated notes due 2008 (“Notes due 2008”). The Notes due 2008 are convertible, at the option of the holder, at any time prior to maturity, into the Company’s common stock at a conversion price of $5.00 per share, subject to adjustment. The Notes due 2008 will pay interest semi-annually, based on an annual rate of 4 1/2%, on March 15 and September 15 of each year, commencing September 15, 2003. The Company may redeem the Notes due 2008 at any time, plus accrued and unpaid interest subject to certain conditions. If redeemed on or before the third anniversary of the Notes’ issuance, an interest make-whole payment would be required. The Company used approximately $88.4 million of the proceeds from the issuance, including the reduction in the forgiveness of the Class B membership interest, to redeem the Class B membership interest in Arris Interactive L.L.C. held by Nortel Networks resulting in a gain of approximately $28.5 million, recorded in operations in accordance with SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The Company used approximately $28.0 million of the proceeds of the issuance to repurchase and retire 8 million shares of its common stock held by Nortel Networks at a discount. As of December 31, 2003, there were $125.0 million of the Notes due 2008 outstanding.

      In 1998, the Company issued $115.0 million of 4 1/2% convertible subordinated notes due May 15, 2003 (“Notes due 2003”). The Notes due 2003 were convertible, at the option of the holder, at any time prior to maturity, into the Company’s common stock at a conversion price of $24.00 per share. In 2002, ARRIS exchanged 1,593,789 shares of its common stock for approximately $15.4 million of the Notes due 2003. Additionally, the Company redeemed $23.9 million and $75.7 million of the Notes due 2003 during 2003 and 2002, respectively, using cash. As of May 15, 2003, all of the Notes due 2003 were redeemed.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Until December 31, 2003, the Company had in place an asset-based revolving credit facility (the “Credit Facility”) which permitted the Company to borrow up to $92.5 million, based upon availability under a borrowing base calculation. The Credit Facility contained traditional financial covenants, including fixed charge coverage, senior debt leverage, minimum net worth, and minimum inventory turns ratios. The commitment fee on unused borrowings was 0.75%. The facility was secured by substantially all of the Company’s assets. The Credit Facility had a maturity date of August 3, 2004; however, during the fourth quarter 2003, ARRIS chose to cancel the Credit Facility. As a result, the Company wrote off approximately $2.3 million of unamortized finance fees related to the Credit Facility upon cancellation.

      As of December 31, 2003, ARRIS had approximately $6.1 million outstanding under letters of credit, which are cash collateralized, and classified as restricted cash on the Consolidated Balance Sheet.

      In connection with the acquisition of Arris Interactive L.L.C. in August 2001, Nortel Networks exchanged its remaining ownership interest in Arris Interactive L.L.C. for 37 million shares of ARRIS common stock and a subordinated redeemable Class B membership interest in Arris Interactive L.L.C. with a face amount of $100.0 million. The Class B membership interest earned an accreting non-cash return of 10% per annum, compounded annually, and was redeemable in approximately four quarterly installments commencing February 3, 2002, provided that certain availability and other tests are met under the Company’s Credit Facility. Those tests were not met. In June 2002, ARRIS entered into an option agreement with Nortel Networks that permitted ARRIS to redeem the Class B membership interest in Arris Interactive L.L.C. at a discount of 21% prior to June 30, 2003. To further induce the Company to redeem the Class B membership interest, Nortel Networks offered to forgive approximately $5.9 million of the amount owed Nortel Networks if ARRIS redeemed it prior to March 31, 2003. The Company used approximately $88.4 million of the proceeds, including the reduction in the forgiveness of the Class B membership interest, of Notes due 2008 to redeem the Class B membership interest at a discount resulting in a gain of approximately $28.5 million, recorded in operations in accordance with SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.

      In conjunction with the acquisition of Cadant, Inc. and Atoga Systems, the Company assumed capital lease obligations and a note payable related to machinery and equipment. The leases required future rental payments until 2005; however, during the third quarter 2003, the Company paid the remaining Cadant lease payments at an early buyout discount using the proceeds of a new note payable. The new note payable is due January 2005 with an interest rate of 5% per annum. The balance of the remaining capital lease obligations and notes payable at December 31, 2003 was approximately $1.2 million.

      As of December 31, 2003, the Company had approximately $13.0 million of other long-term liabilities, which included $8.8 million related to its accrued pension (see Note 19), $2.7 million related to its deferred compensation obligations, and $1.5 million related to a customer advance for a long-term project. As of December 31, 2002, the Company had approximately $11.3 million of other long-term liabilities, which included $9.4 million related to its accrued pension (see Note 19) and $1.9 million related to its deferred compensation obligations.

      ARRIS has not paid cash dividends on its common stock since its inception. In 2002, to implement its shareholder rights plan, the Company’s board of directors declared a dividend consisting of one right for each share of its common stock outstanding. Each right represents the right to purchase one one-thousandth of a share of its Series A Participating Preferred Stock and becomes exercisable only if a person or group acquires beneficial ownership of 15% or more of its common stock or announces a tender or exchange offer for 15% or more of its common stock or under other similar circumstances.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14. Common Stock

      The following shares of Common Stock have been reserved for future issuance:

	December 31,

	2003	2002	2001

Convertible subordinated notes	25,000,000	995,292	4,791,667
Stock options, stock units, and restricted stock	15,080,470	16,545,445	14,711,306
Employee stock purchase plan	1,049,312	419,841	727,165
Liberty Media options	854,341	854,341	854,341

Total	41,984,123	18,814,919	21,084,479

Note 15. Earnings Per Share

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods indicated (in thousands except per share data):

	For the Years Ended December 31,

	2003	2002	2001

Basic:
Income (loss) from continuing operations	$(47,664)	$(114,413)	$(83,259)
Income (loss) from discontinued operations	351	(18,794)	(84,472)
Cumulative effect of an accounting change	—	(57,960)	—

Net income (loss)	$(47,313)	$(191,167)	$(167,731)
Weighted average shares outstanding	76,839	81,934	53,624

Basic earnings (loss) per share	$(0.62)	$(2.33)	$(3.13)

Diluted:
Income (loss) from continuing operations	$(47,664)	$(114,413)	$(83,259)
Income (loss) from discontinued operations	351	(18,794)	(84,472)
Cumulative effect of an accounting change	—	(57,960)	—

Net (loss) income	$(47,313)	$(191,167)	$(167,731)
Weighted average shares outstanding	76,839	81,934	53,624
Net effect of dilutive stock options	—	—	—

Total	76,839	81,934	53,624

Diluted earnings (loss) per share	$(0.62)	$(2.33)	$(3.13)

      The 4 1/2% convertible subordinated notes due 2003 and due 2008 were antidilutive for all periods presented. The effects of the options and warrants were not presented for all periods as the Company incurred net losses during those periods and inclusion of these securities would be antidilutive.

      On March 8, 2004, the Company converted approximately $50.0 million of its 4 1/2% convertible subordinated notes due 2008 in exchange for 10.0 million shares of ARRIS common stock. Additionally, ARRIS made a make-whole interest payment that included the issuance of approximately 467 thousand common shares.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16. Income Taxes

      Income tax expense (benefit) consisted of the following (in thousands):

	Years Ended December 31,

	2003	2002	2001

Current — Federal	$—	$(6,800)	$(4,636)
State	—	—	(430)

	—	(6,800)	(5,066)

Deferred — Federal	—	—	29,908
State	—	—	2,777

	—	—	32,685

	$—	$(6,800)	$27,619

      A reconciliation of the Statutory Federal tax rate of 35% and the effective rates is as follows:

	Years Ended December 31,

	2003	2002	2001

Statutory Federal income tax expense (benefit)	(35.0)%	(35.0)%	(35.0)%
Effects of:
Amortization of goodwill	0.0%	0.0%	1.1%
Goodwill impairment	0.0%	23.3%	0.0%
State income taxes, net of Federal benefit	(3.3)%	(3.3)%	(3.3)%
Meals and entertainment	0.5%	0.2%	0.3%
Write-off of acquired in-process R&D	0.0%	0.0%	4.7%
Change in valuation allowance	46.5%	11.3%	51.9%
Gain on satisfaction of debt	(8.6)%	0.0%	0.0%
Other, net	(0.1)%	(0.1)%	0.0%

	0.0%	(3.6)%	19.7%

      Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

      The Company recognized a $28.5 million gain on the redemption of Class B membership, as discussed in Note 6. Tax laws allow $16.9 million to be permanently excluded from taxable income.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Significant components of ARRIS’ net deferred tax assets (liabilities) were as follows (in thousands):

	December 31,

	2003	2002

Current deferred tax assets:
Inventory costs	$8,100	$5,706
Merger, disposal, and restructuring related reserves	3,749	10,270
Allowance for uncollectible accounts	2,224	4,092
Accrued pension	3,523	3,591
Other, principally operating expenses	18,304	22,711

Total current deferred tax assets	35,900	46,370
Long-term deferred tax assets:
Federal/state net operating loss carryforwards	44,497	31,367
Foreign net operating loss carryforwards	2,358	2,358
Plant and equipment, depreciation and basis differences	(232)	(1,854)

Total long-term deferred tax assets	46,623	31,871

Long-term deferred tax liabilities:
Purchased technology	(12,145)	(24,095)
Goodwill and other	3,830	3,665

Total long-term deferred tax liabilities	(8,315)	(20,430)
Net deferred tax assets	74,208	57,811
Valuation allowance on deferred tax assets	(74,208)	(57,811)

Net deferred tax assets	$—	$—

      As of December 31, 2003, ARRIS has estimated federal and foreign tax loss carryforwards of $113.9 million and $6.9 million, respectively. The federal and foreign tax loss carryforwards expire through 2023 and 2005, respectively. Tax benefits arising from loss carryforwards of approximately $2.4 million, originating prior to TSX’s quasi-reorganization on November 22, 1985, will be credited directly to additional paid in capital if and when realized.

      ARRIS established a valuation allowance in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. The Company continually reviews the adequacy of the valuation allowance and recognizes the benefits of deferred tax assets only as reassessment indicates that it is more likely than not that the deferred tax assets will be realized.

      The Company had U.S. and foreign net operating loss carryforwards at December 31, 2003 expiring as follows (in thousands):

	U.S.	Foreign
Expiration in Calendar Year	Amount	Amount

2004-2008	6,818	6,935
2021-2023	107,055	—

	$113,873	$6,935

Note 17. Commitments

      ARRIS leases office, distribution, and manufacturing facilities as well as equipment under long-term leases expiring at various dates through 2023. In conjunction with the acquisition of Cadant, Inc. the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company assumed capital lease obligations related to machinery and equipment. The leases required future payments until 2005; however, during the third quarter 2003, the Company paid the remaining lease payments at an early buyout discount using the proceeds of a new note payable. Amortization of assets under capital leases has been included in depreciation expense. As of December 31, 2003, the Company had $14 thousand of remaining capital lease obligations related to leases acquired Atoga Systems which will be paid in 2004. Future minimum operating lease payments under non-cancelable leases at December 31, 2003 were as follows (in thousands):

Operating Leases

2004	$9,248
2005	7,410
2006	5,984
2007	4,940
2008	4,352
Thereafter	13,607
Less sublease income	(1,462)

Total minimum lease payments	$44,079

      Total rental expense for all operating leases amounted to approximately $8.9 million, $10.9 million and $7.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

      As of December 31, 2003, the Company had approximately $6.1 million outstanding under letters of credit which were cash collateralized. The cash collateral is held in the form of restricted cash. Additionally, the Company had contractual obligations of approximately $34.7 million under agreements with non-cancelable terms to purchases goods or services.

Note 18. Stock-Based Compensation

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

      ARRIS grants stock options under its 2002 Stock Incentive Plan (“2002 SIP”) as well as from its 2001 Stock Incentive Plan (“2001 SIP”) and issues stock purchase rights under its Employee Stock Purchase Plan (“ESPP”). In connection with the Company’s reorganization on August 3, 2001, the Company froze additional grants under its prior plans, which are the 2000 Stock Incentive Plan (“2000 SIP”), the 2000 Mid-Level Stock Option Plan (“MIP”), the 1997 Stock Incentive Plan (“SIP”), the 1993 Employee Stock Incentive Plan (“ESIP”), the Director Stock Option Plan (“DSOP”), and the TSX Long-Term Incentive Plan (“LTIP”). All options granted under the previous plans are still exercisable. These plans are described below.

      As required by SFAS No. 123, ARRIS presents supplemental information disclosing pro forma net loss and net loss per common share in Note 2 as if ARRIS had recognized compensation expense on stock options granted subsequent to December 31, 1994 under the fair value method of that statement. The fair value for these options was estimated using a Black-Scholes option-pricing model. The weighted average assumptions used in this model to estimate the fair value of options granted under the 2002 SIP, 2001 SIP, 2000 SIP, MIP, SIP, ESIP, DSOP and LTIP for 2003, 2002 and 2001 were as follows: risk-free interest rates of 3.37%, 3.97% and 4.27%, respectively; a dividend yield of 0%; volatility factor of the expected market price of ARRIS’

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock of 1.02, .83 and .71, respectively; and a weighted average expected life of 5, 5, and 4 years, respectively. The weighted average assumptions used to estimate the fair value of purchase rights granted under the ESPP for 2003, 2002, and 2001 were as follows: risk-free interest rates of 1.09%, 1.94% and 2.70% respectively; a dividend yield of 0%; volatility factor of the expected market price of ARRIS’ common stock of .90, .83 and .71, respectively; and a weighted average expected life of .5 year for each.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because ARRIS’ employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. See Note 2 of Notes to Consolidated Financial Statements for pro forma presentation.

      In 2002, the Board of Directors approved the 2002 SIP to facilitate the retention and continued motivation of key employees, consultants and directors, and to align more closely their interests with those of the Company and its stockholders. Awards under the 2002 SIP may be in the form of incentive stock options, non-qualified stock options, stock grants, stock units, restricted stock, stock appreciation rights, performance shares and units, dividend equivalent rights and reload options. A total of 2,500,000 shares of the Company’s common stock may be issued pursuant to this plan. The vesting requirements for issuance under this plan may vary.

      In 2001, the Board of Directors approved the 2001 SIP to facilitate the retention and continued motivation of key employees, consultants and directors, and to align more closely their interests with those of the Company and its stockholders. Awards under the 2001 SIP may be in the form of incentive stock options, non-qualified stock options, stock grants, stock units, restricted stock, stock appreciation rights, performance shares and units, dividend equivalent rights and reload options. A total of 9,580,000 shares of the Company’s common stock may be issued pursuant to this plan. The vesting requirements for issuance under this plan may vary.

      In 2001, the Board of Directors approved a proposal to grant truncated options to employees and board members having previous stock options with exercise prices more than 33% higher than the market price of the Company’s stock at $10.20 per share. The truncated options to purchase stock of the Company pursuant to the Company’s 2001 SIP, have the following terms: (a) one fourth of each option shall be exercisable immediately and an additional one fourth shall become exercisable or vest on each anniversary of this grant; (b) each option shall be exercisable in full after the closing price of the stock has been at or above the target price as determined by the agreement for twenty consecutive trading days (the “Accelerated Vesting Date”); (c) each option shall expire on the earliest of (i) the tenth anniversary of grant, (ii) six months and one day from the accelerated vesting date, (iii) the occurrence of an earlier expiration event as provided in the terms of the options granted by 2000 stock option plans. No compensation was recorded in relation to these options.

      In 2000, the Board of Directors approved the 2000 SIP to facilitate the retention and continued motivation of key employees, consultants and directors, and to align more closely their interests with those of the Company and its stockholders. Awards under the 2000 SIP may be in the form of incentive stock options, non-qualified stock options, stock grants, stock units, restricted stock, stock appreciation rights, performance shares and units, dividend equivalent rights and reload options. A total of 2,500,000 shares of the Company’s common stock were originally reserved for issuance under this plan. Options granted under this plan vest in fourths on the anniversary date of the grant beginning with the first anniversary and terminate ten years from the date of grant.

      In 2000, the Board of Directors approved the 2000 MIP established to facilitate the retention and continued motivation of key mid-level employees and to align more closely their interests with those of the Company and its stockholders. Awards under this plan were in the form of non-qualified stock options. A total

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of 500,000 shares of ARRIS’ common stock were originally reserved for issuance under this plan. As only mid-level employees of the Company are eligible to receive grants under this plan, no options under this plan were granted to officers of ARRIS. No mid-level employee received more than 7,500 options to purchase shares of the Company’s stock under this plan and no option may be granted under this plan after the date of the 2000 annual meeting of stockholders. Options granted under this plan vest in fourths on the anniversary date of the grant beginning with the first anniversary and terminate ten years from the date of grant.

      In 1997, the Board of Directors approved the SIP to facilitate the hiring, retention and continued motivation of key employees, consultants and directors and to align more closely their interests with those of the Company and its stockholders. Awards under the SIP were in the form of incentive stock options, non-qualified stock options, stock grants, stock units, restricted stock, stock appreciation rights, performance shares and units, dividend equivalent rights and reload options. A total of 3,750,000 shares of the Company’s common stock were originally reserved for issuance under this plan. Vesting requirements for issuance under the SIP may vary as may the related date of termination. Approximately three-fourths of the SIP options granted were tied to a vesting schedule that would accelerate if ARRIS’ stock closed above specified prices ($15, $20 and $25) for 20 consecutive days and the Company’s diluted earnings per common share (before non-recurring items) over a period of four consecutive quarters exceed $1.00 per common share. As of March 31, 1999 the $1.00 per diluted share trigger for the vesting of these grants was met. The $15 and $20 stock value targets had already been met. Accordingly two-thirds of these options were vested. Further, on May 26, 1999, the final third was vested upon meeting the $25 per share value target. Under the terms of the options, one half of the vested options became exercisable when the target was reached and the remaining options become exercisable one year later. A portion of all other options granted under this plan vest each year on the anniversary of the date of grant beginning with the second anniversary and terminate seven years from the date of grant. The remaining portion of options granted under the SIP plan vest in fourths on the anniversary of the date of grant beginning with the first anniversary and have an extended life of ten years from the date of grant.

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

      In connection with ARRIS’ acquisition of TSX in 1997, each option to purchase TSX common stock under the LTIP was converted to a fully vested option to purchase ARRIS common stock. A total of 883,900 shares of ARRIS common stock have been allocated to this plan. The options under the LTIP terminate ten years from the original grant date.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of activity of ARRIS’ options granted under its 2003 SIP, 2002 SIP, 2000 SIP, MIP, SIP, ESIP, DSOP, and LTIP is presented below:

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Beginning balance	14,433,213	$10.24	8,912,226	$13.34	5,378,727	$16.27
Grants	1,452,200	$4.83	7,359,432	$6.76	4,169,778	$10.17
Exercises	(32,943)	$2.52	(11,925)	$8.00	(59,328)	$11.80
Terminations	(653,687)	$7.58	(1,421,471)	$9.38	(535,227)	$17.45
Cancelled — option exchange program	(4,722,816)	$11.16	—	$—	—	$—
Expirations	(838,999)	$14.30	(405,049)	$18.43	(41,724)	$22.22

Ending balance	9,636,968	$8.83	14,433,213	$10.24	8,912,226	$13.34

Vested at period end	5,219,105	$11.39	4,929,486	$13.40	3,605,738	$13.64

Weighted average fair value of options granted during year	$3.69		$4.64		$5.71

      The following table summarizes information about 2002 SIP, 2001 SIP, 2000 SIP, MIP, SIP, ESIP, DSOP, and LTIP options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable

	Number			Number
	Outstanding	Weighted Average	Weighted	Exercisable	Weighted
Range of	At	Remaining	Average	At	Average
Exercise Price	12/31/03	Contractual Life	Exercise Price	12/31/03	Exercise Price

$ 2.00 to $ 4.60	2,259,837	8.88 years	$2.60	719,643	$2.46
$ 4.85 to $ 8.12	2,870,650	7.87 years	$6.57	734,772	$8.03
$ 8.87 to $10.32	2,977,211	5.66 years	$9.85	2,271,370	$9.73
$10.70 to $15.88	626,695	0.75 years	$11.39	626,195	$11.39
$16.88 to $19.33	37,000	2.07 years	$17.37	37,000	$17.37
$22.88 to $53.13	865,575	5.51 years	$26.87	830,125	$26.37

$ 2.00 to $53.13	9,636,968	6.73 years	$8.83	5,219,105	$11.39

      Additionally, ARRIS has an ESPP that initially enabled its employees to purchase a total of 300,000 shares of ARRIS common stock over a period of time. In 1999, an amendment to the ESPP was approved increasing the number of shares of ARRIS common stock that may be issued pursuant to that plan to 800,000 shares. The Company accounts for the ESPP in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly recognizes no compensation expense. Participants can request that up to 10% of their base compensation be applied toward the purchase of ARRIS common stock under ARRIS’ ESPP. Purchases by any one participant are limited to $25,000 (based upon the fair market value) in any one year. The exercise price is the lower of 85% of the fair market value of the ARRIS common stock on either the first day of the purchase period or the last day of the purchase period. Under the ESPP, employees of ARRIS purchased 18,709 shares of ARRIS common stock in 2000. In connection with the Company’s reorganization on August 3, 2001, the existing plan was frozen and a new plan was authorized under which 800,000 shares were available. In May 2003, ARRIS’ Board of Directors adopted and shareholders approved an amendment to increase the number of shares reserved for issuance under the plan from 800,000 shares to 1,800,000 shares. Under the new plan, employees of ARRIS purchased 370,529, 307,324, and 72,835 shares of

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ARRIS common stock in 2003, 2002, and 2001, respectively. At December 31, 2003, approximately 111,791 shares are subject to purchase under the new ESPP at a price of no more than $4.89 per share, to be settled on March 31, 2004.

      In 2003, ARRIS paid its non-employee directors annual retainer fees of $46,000, of which a mandatory 50% was payable in stock units and the remaining 50% was payable in either cash or stock units (as elected by the director). In 2002 and 2001, ARRIS paid its non-employee directors annual retainer fees of $50,000, all in the form of stock units. The stock units, which are granted out of the various stock option plans, convert to Common Stock of the Company at the prearranged time selected by each director. The Company amortizes the compensation expense related to these stock units on a straight-line basis over a period of one year. At December 31, 2003, 2002, and 2001 there were 127,320 units, 123,800 units and 71,200 units issued and outstanding, respectively. In conjunction with the acquisitions of Arris Interactive L.L.C, Cadant, Inc., and Atoga Systems, the Company issued approximately 845,000 shares of restricted stock, which were amortized to compensation expense over eighteen or twenty-four months, depending on the grant terms. In 2002, the Company issued a total of 30,000 shares of restricted stock to members of its newly formed Technical Advisory Board, which are being amortized to compensation expense over a two-year period.

      In 2003, the Company offered to all eligible employees the opportunity to exchange certain outstanding stock options for restricted shares of ARRIS common stock. The Company’s Board of Directors and its eight most highly compensated executive officers during 2002 were not eligible to participate in the offer. As a result, ARRIS cancelled options to purchase approximately 4.7 million shares of common stock and granted approximately 1.5 million restricted shares in exchange. Employees tendered approximately 76% of the options eligible to be exchanged under the program. In accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, the Company recorded a fixed compensation expense equal to the fair market value of the shares of restricted stock granted through the offer; this cost is being amortized over the four-year vesting period for the restricted shares. All eligible options that were not surrendered for exchange are subject to variable accounting. This variable accounting charge will fluctuate in accordance with the market price of the ARRIS common stock until such stock options are exercised, forfeited, or expire unexercised.

      Compensation expense for the stock units and restricted stock discussed above was approximately $3.4 million, $1.9 million, and $1.1 million for the years ending December 31, 2003, 2002, 2001, respectively.

Note 19. Employee Benefit Plans

      The Company sponsors two non-contributory defined benefit pension plans that cover the Company’s U.S. employees. As of January 1, 2000, the Company froze the defined pension plan benefits for 569 participants. These participants elected to enroll in ARRIS’ enhanced 401(k) plan. Due to the cessation of plan accruals for such a large group of participants, a curtailment was considered to have occurred and the Company accounted for this in accordance with SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. The Company recognized (income) expense related to supplemental pension benefits of ($0.9) million, ($0.5) million, and $3.6 million for the years ended December 31, 2003, 2002, and 2001, respectively.

      The U.S. pension plan benefit formulas generally provide for payments to retired employees based upon their length of service and compensation as defined in the plans. ARRIS’ investment policy is to fund the plans as required by the Employee Retirement Income Security Act of 1974 (“ERISA”) and to the extent that such contributions are tax deductible. For 2003 the plan assets were comprised of approximately 47% and 53% equity and debt securities, respectively. For 2002 the plan assets were comprised of approximately 60% and 40% equity and debt securities, respectively. In 2004, the plan will target allocations of 65% and 30% equity and debt securities, respectively and invest the remaining 5% in a money market account. Liabilities or amounts in excess of these funding levels are accrued and reported in the consolidated balance sheet.

      The investment strategies of the plans place a high priority on benefit security. The plans invest conservatively as not to expose assets to depreciation in adverse markets. The plans strategy also places a high

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

priority on earning a rate of return greater than the annual inflation rate along with maintaining average market results. The plan has targeted asset diversification across different asset classes and markets to take advantage of economic environments and to also act as a risk reducer by dampening the portfolio’s volatility.

      September 30th is the measurement date used for the 2003, 2002 and 2001 reporting year.

      Summary data for the non-contributory defined benefit pension plans is as follows:

	Years Ended December 31,

	2003	2002

	(in thousands)
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$20,757	$28,973
Service cost	724	898
Interest cost	1,338	1,587
Actuarial (gain) loss	(177)	(3,423)
Benefit payments	(584)	(310)
Settlement	—	(6,485)
Curtailment	(944)	(483)

Projected benefit obligation at end of year	$21,114	$20,757

Change in Plan Assets:
Fair value of plan assets at beginning of year	$9,559	$11,140
Actual return on plan assets	1,501	(1,371)
Company contributions	626	6,585
Settlements	—	(6,485)
Benefits paid from plan assets	(584)	(310)

Fair value of plan assets at end of year	$11,102	$9,559

Funded Status:
Funded status of plan	$(10,012)	$(11,198)
Unrecognized actuarial (gain) loss	(818)	1,279
Unamortized prior service cost	3,310	3,584
Minimum pension liability	—	(1,849)
Unfunded pension loss	(1,293)	(1,219)

(Accrued) benefit cost	$(8,813)	$(9,403)

      The settlement in 2002 represents the payment of the accrued benefit to a former participant of the plan.

      The accumulated benefit obligation and the projected benefit obligation for the plan is in excess of the plan assets as follows:

	December 31,

	2003	2002

	(in thousands)
Accumulated benefit obligation	$19,722	$18,962
Projected benefit obligation	21,114	20,757
Plan assets	11,102	9,559

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net periodic pension cost for 2003, 2002 and 2001 for pension and supplemental benefit plans includes the following components (in thousands):

	2003	2002	2001

Service cost	$724	$898	$431
Interest cost	1,338	1,587	1,269
Return on assets (expected)	(768)	(882)	(914)
Recognized net actuarial (gain) loss	—	(198)	(23)
Amortization of prior service cost	553	550	313

Net periodic pension cost	1,847	1,955	1,076
Additional pension (income) expense due to curtailment	(944)	(483)	3,589

Net periodic pension cost (income)	$903	$1,472	$4,665

      The weighted-average actuarial assumptions used to determine the benefit obligations for the three years presented are set forth below:

	2003	2002	2001

Assumed discount rate for active participants	6.0%	6.75%	7.25%
Assumed discount rate for inactive participants	6.0%	6.5%	6.5%
Rates of compensation increase	6.0%	6.0%	6.0%

      The weighted-average actuarial assumptions used to determine the net periodic benefit costs are set forth below:

	2003	2002	2001

Assumed discount rate for active participants	6.75%	7.25%	7.75%
Assumed discount rate for inactive participants	6.5%	6.5%	6.5%
Rates of compensation increase	6.0%	6.0%	6.0%
Expected long-term rate of return on plan assets	8.0%	8.0%	8.0%

      The expected long-term rate of return on assets is determined by using the historical market returns during the period from 1926 to 2002. Management selected a rate of return within the likely range reflecting a conservative view of future expected returns.

      No minimum funding contributions are required in 2004 for the plan yet the Company intends to make a voluntary contribution in 2004.

      Additionally, ARRIS has established defined contribution plans pursuant to the Internal Revenue Code Section 401(a) that cover all eligible U.S. employees. ARRIS contributes to these plans based upon the dollar amount of each participant’s contribution. ARRIS made contributions to these plans of approximately $2.8 million, $4.0 million and $2.5 million in 2003, 2002, and 2001, respectively. In conjunction with the Company’s reorganization in August 2001, all the terms and conditions of the plan remain the same. Effective July 1, 2003, the Company temporarily suspended employer matching contributions to the plan.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20. Sales Information

      A significant portion of ARRIS’ revenue is derived from sales to Comcast (including AT&T Broadband) and Cox Communications. Sales to these two customers for 2003, 2002, and 2001 are set forth below:

	Years Ended December 31,

	2003	2002	2001

	(in millions)
Comcast (including AT&T Broadband)	$136.6	$250.2	$245.6
% of sales	31.5%	38.4%	39.1%
Cox Communications	$104.3	$106.7	$110.9
% of sales	24.0%	16.4%	17.7%

      Jupiter Telecom accounted for approximately 7.9% and 7.6% of total sales in 2003 and 2002, respectively. In 2002, Cabovisao accounted for approximately 6% of total sales for the year. In 2001, Insight and Adelphia accounted for approximately 5.0% and 8.6%, respectively, of total sales for the year. No other customers provided more than 5% of total sales for the years ended December 31, 2003, 2002, or 2001.

      As of December 31, 2003, Liberty Media Corporation beneficially owned approximately 9% of ARRIS common stock. Liberty Media Corporation is also a major shareholder of two customers of the Company: Jupiter Telecommunications and UGC. Sales to these two customers for 2003, 2002 and 2001 are set forth below (in millions):

	Years Ended December 31,

	2003	2002	2001

Jupiter Telecommunications	$34.4	$49.4	$0.5
% of sales	7.9%	7.6%	0.1%
UGC	$13.8	$18.7	$7.7
% of sales	3.2%	2.9%	1.2%

      The Company had the following accounts receivable from these customers as of December 31, 2003 and 2002 (in millions):

	December 31,

	2003	2002

Jupiter Telecommunications	$12.7	$9.2

UGC	$5.1	$2.7

      ARRIS operates globally and offers products and services that are sold to cable system operators and telecommunications providers. ARRIS’ products and services are focused in two product categories: broadband and supplies. As a result of the sale of the Company’s Keptel and Actives product lines in 2003, revenues from the remaining product lines within the former transmission, optical, and outside plant product category are now reported with the supplies product revenues. All prior period revenues have been aggregated to conform to the new product categories. Consolidated revenues by principal products and services for the years ended December 31, 2003, 2002 and 2001, respectively were as follows (in thousands):

	Broadband	Supplies	Total

Years Ended:
December 31, 2003	$289,637	$144,349	$433,986
December 31, 2002	$448,925	$202,958	$651,883
December 31, 2001	$367,260	$261,063	$628,323

      ARRIS sells its products primarily in North America. The Company’s international revenue is generated from Asia Pacific, Europe, Latin America and Canada. The Asia Pacific market primarily includes China,

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Hong Kong, Japan, Korea, Singapore, and Taiwan. The European market primarily includes Austria, Belgium, France, Germany, Netherlands, Poland, Portugal, Spain, and Switzerland. The Latin American market primarily includes Argentina, the Bahamas, Chile, Colombia, Mexico, and Puerto Rico. Sales to international customers were approximately 18.9%, 22.7% and 11.4% of total sales for the years ended December 31, 2003, 2002 and 2001, respectively. International sales for the years ended December 31, 2003, 2002 and 2001 were as follows:

	Years Ended December 31,

	2003	2002	2001

	(in thousands)
Asia Pacific	$36,781	$51,382	$20,484
Europe	27,186	67,856	31,613
Latin America	8,052	20,400	14,125
Canada	10,091	8,522	5,679

Total	$82,110	$148,160	$71,901

      Total identifiable international assets were immaterial.

Note 21.	Summary Quarterly Consolidated Financial Information (unaudited)

      The following table summarizes ARRIS’ quarterly consolidated financial information (in thousands, except share data):

	Quarters in 2003 Ended

	March 31,	June 30,	September 30,	December 31,

Net sales	$91,343	$101,710	$113,111	$127,822
Gross profit(1)	24,744	27,185	31,842	42,489
Operating income (loss)(2)	(21,540)	(25,260)	(12,028)	(3,032)
Income (loss) from continuing operations(3)	3,446	(27,769)	(14,593)	(8,748)
Income (loss) from discontinued operations(4)	—	—	—	351
Net income (loss) before cumulative effect of accounting change	3,446	(27,769)	(14,593)	(8,397)
Net income (loss)	$3,446	$(27,769)	$(14,593)	$(8,397)

Net (loss) per basic and diluted share:
Income (loss) from continuing operations	$0.04	$(0.37)	$(0.19)	$(0.12)
Income (loss) from discontinued operations	—	—	—	—
Cumulative effect of accounting change	—	—	—	—

Net income (loss)	$0.04	$(0.37)	$(0.19)	$(0.11)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarters in 2002 Ended

	March 31,	June 30,	September 30,	December 31,

Net sales	$172,397	$176,502	$180,577	$122,407
Gross profit(5)	58,231	60,479	65,217	42,725
Operating income (loss)(6)	2,678	(16,491)	10,403	(82,328)
Income (loss) from continuing operations(7)	3,443	(27,032)	4,893	(95,717)
Income (loss) from discontinued operations(6)(8)	(5,377)	(13,682)	(1,406)	1,671
Net income (loss) before cumulative effect of accounting change	(1,934)	(40,714)	3,487	(94,046)
Net income (loss)(9)	$(59,894)	$(40,714)	$3,487	$(94,046)

Net (loss) per basic and diluted share:
Income (loss) from continuing operations	$0.04	$(0.33)	$0.06	$(1.16)
Income (loss) from discontinued operations	(0.07)	(0.17)	(0.02)	0.02
Cumulative effect of accounting change	(0.72)	—	—	—

Net income (loss)	$(0.75)	$(0.50)	$0.04	$(1.14)

(1)	The Company recorded severance charges to cost of sales of approximately $0.3 million and $0.1 million during the second and third quarters of 2003, respectively. These charges were related to general reductions in force. During the first quarter of 2003, the Company recorded income of approximately $0.1 million related to an overaccrual of severance expense.

(2)	In addition to (1) above, the following items impacted operating income (loss) during 2003:

—	During the first quarter of 2003, ARRIS recorded a charge of approximately $2.2 million related to the write-off of customer-relations software.

—	During the second, third, and fourth quarters of 2003, the Company recorded severance charges of $1.2 million, $1.3 million, and $0.2 million, respectively, which were charged to operating expenses. These charges were related to general reductions in force. During the first quarter of 2003, the Company recorded income of approximately $0.3 million related to an overaccrual of severance expense.

—	During the first and second quarters of 2003, ARRIS reserved approximately $2.3 million and $6.4 million, respectively, for its Cabovisao receivable. During the fourth quarter of 2003, the Company sold its accounts receivable to an unrelated third party for approximately $10.1 million, resulting in a reduction in its provision for doubtful accounts of approximately $1.5 million.

—	During the fourth quarter of 2003, the Company recorded a total of approximately $3.0 million related to potential patent litigation damages. The litigation involves the Company’s connector products, which are included in the supplies product category. The litigation was ultimately settled in February 2004.

—	During 2003, ARRIS evaluated the restructuring accruals related to previously closed facilities. Upon final review, the Company recorded additional restructuring charges of approximately $0.3 million and $0.6 million during the first and fourth quarters, respectively, as a result of a change to the initial estimates used.

—	During the third quarter of 2003, the Company sold its engineering consulting services product line, known as ESP, to an unrelated third party. The transaction resulted in a loss of approximately $1.4 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

—	During the fourth quarter of 2003, ARRIS recorded a charge of approximately $0.2 million related to an early termination fee associated with a lease.

(3)	In addition to the items in (1) and (2) above, the following items impacted income (loss) from continuing operations in 2003:

—	During the first quarter 2003, ARRIS redeemed the entire Class B membership interest in Arris Interactive L.L.C. held by Nortel Networks for approximately $88.4 million. This discounted redemption resulted in a gain of approximately $28.5 million.

—	During the fourth quarter 2003, the Company chose to cancel its credit facility, which was due to expire in August 2004. As a result, ARRIS wrote off approximately $2.3 million of unamortized finance fees related to the facility upon cancellation.

—	During the second and fourth quarters of 2003, the Company recognized losses of approximately $1.0 million and $0.4 million, respectively, related to its investments.

(4)	During the fourth quarter of 2003, ARRIS evaluated its accruals related to costs associated with the disposal of discontinued product lines and costs associated with restructuring charges from previously closed facilities. Upon final review, the Company recorded a net reduction to its accrual of approximately $0.4 million as a result of a change to the initial estimates used and the settlement of certain liabilities.

(5)	The following items impacted gross profit during 2002:

—	The Company recorded severance charges to cost of sales of approximately $0.7 million, $0.2 million, $0.3 million, and $0.3 million during the first, second, third, and fourth quarters of 2002, respectively. These charged were related to general reductions in force.

—	During 2002, ARRIS wrote off the remaining $2.1 million of power inventories that had not been transferred to the buyer. This charge is reflected in cost of goods sold.

(6)	In addition to (5) above, the following items impacted operating income (loss) during 2002:

—	During the first, third, and fourth quarters of 2002, the Company recorded severance charges of $2.3 million, $0.2 million, and $1.4 million, respectively, which were charges to operating expenses. These charges were related to general reductions in force.

—	During the second quarter of 2002, the Company established a reserve of $20.2 million in connection with its Adelphia receivables of which approximately $1.3 million relates to and is classified in discontinued operations, and approximately $18.9 million is reflected in provision for doubtful accounts. Adelphia filed for bankruptcy in June 2002. During the third quarter of 2002, the Company sold a portion of its Adelphia accounts receivables to an unrelated third party, resulting in a net gain of approximately $4.3 million. Of this total gain, approximately $0.3 million relates to and is classified in discontinued operations, and $4.0 million is reflected in provision for doubtful accounts.

—	During the fourth quarter of 2002, based upon management’s analysis including an independent valuation, the Company recorded a goodwill impairment charge of $70.2 million with respect to its supplies product line.

—	During the fourth quarter of 2002, a restructuring charge of approximately $7.1 million was recorded in connection with the closure of its development and repair facility in Andover, Massachusetts.

(7)	In addition to the items in (5) and (6) above, the following items impacted income (loss) from continuing operations during 2002:

—	During the second quarter of 2002, the Company recorded a loss of approximately $9.3 million associated with the 4 1/2% note exchanges, in accordance with SFAS No. 84, Induced Conversions of Convertible Debt. This loss was partially offset with a gain of $2.0 million recorded in the fourth quarter of 2003, related to cash repurchases of the 4 1/2% notes, which was classified in continuing operations in accordance with SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

—	During the first, second, third, and fourth quarters of 2002, the Company recognized losses of approximately $0.2 million, $1.4 million, $0.9 million, and $12.4 million, respectively, related to its investments.

—	During the first quarter of 2002, the Company recorded a $6.8 million income tax benefit as a result of a change in tax legislation, allowing ARRIS to carry back losses for five years versus the previous limit of two years.

(8)	During 2002, the following items impacted income (loss) from discontinued operations:

—	During the second quarter of 2002, a loss of $8.5 million was recorded in connection with the sale of the Keptel product line and is classified in discontinued operations. During the fourth quarter of 2002, the Company reduced this loss by $2.4 million as a result of the resolution of certain estimated costs associated with the sale.

—	During the fourth quarter of 2002, a gain of $2.2 million was recorded in connection with the sale of the Actives product line and is classified in discontinued operations.

—	During the first, second, third, and fourth quarters of 2002, the Company recorded severance charges of $0.8 million, $0.2 million, $0.1 million, and $0.2 million, respectively, which were charged to discontinued operations. These charges were related to general reductions in force.

(9)	The Company posted a goodwill impairment loss of approximately $58.0 million in the first quarter of 2002, due to the cumulative effect of an accounting change in accordance with SFAS No. 142 and upon management’s analysis of its intangibles including an independent valuation.

Note 22.	Subsequent Events

Settlement of Patent Litigation

      On February 10, 2004, ARRIS and John Mezzalingua Associates, Inc. d/b/a PPC entered into an agreement that fully resolves all of the pending litigation between the two companies, and have signed a licensing agreement allowing ARRIS to resume selling its Digicon connectors. It was agreed that the other terms of the agreement would remain confidential. The reserves at December 31, 2003 were sufficient to cover the settlement.

Redemption of Convertible Subordinated Notes Due 2008

      On March 8, 2004, the Company converted approximately $50.0 million of its 4 1/2% convertible subordinated notes due 2008 in exchange for common stock. Additionally, ARRIS made a make-whole interest payment that included the issuance of approximately 467 thousand common shares.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Information relating to directors and officers of ARRIS is set forth under the captions entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders and is incorporated herein by reference. Certain information concerning the executive officers of the Company is set forth in Part I of this document under the caption entitled “Executive Officers of the Company”.

      ARRIS’ financial code of ethics (applicable to our CEO, senior financial officers, and all finance, accounting, and legal managers) is available on the Company website at http://www.arrisi.com. The website also will disclose whether there have been any amendments or waivers to the Code of Ethics and Financial Code of Ethics. ARRIS will provide copies of these documents in electronic or paper form upon request to Investor Relations, free of charge.

      ARRIS’ board of directors has identified Matthew Kearney and John Petty, both members of the Audit Committee, to be financial experts, as defined by the SEC.

Item 11.	Executive Compensation

      Information regarding compensation of officers and directors of ARRIS is set forth under the captions entitled “Executive Compensation”, “Compensation of Directors”, and “Employment Contracts and Termination of Employment and Change-In-Control Arrangements” in the Proxy Statement incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      Information regarding ownership of ARRIS common stock is set forth under the captions entitled “Equity Compensation Plan Information,” “Security Ownership of Management” and “Security Ownership of Principal Stockholders” in the Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      Information regarding certain relationships and related transactions with ARRIS is set forth under the captions entitled “Compensation of Directors” and “Certain Relationships and Related Transactions” in the Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

      Information regarding principal accountant fees and services is set forth under the caption “Relationship with Independent Accountants” in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) Exhibits.

      The exhibits listed below in Item 15(a) 1, 2 and 3 are filed as part of this document. Each management contract or compensatory plan required to be filed as an exhibit is identified by an asterisk (*).

      (b) Reports on Form 8-K.

      On October 23, 2003, we furnished a report on Form 8-K relating to Items 12 and 7 to describe our press release announcing third quarter 2003 earnings.

      On November 19, 2003, we filed a report on Form 8-K relating to Item 5 to describe the status of certain Mezzalingua litigation and Cabovisao accounts receivable.

      On November 25, 2003, we filed a report on Form 8-K relating to Items 5 and 7 to describe the resale by Nortel Networks of its shares of our common stock.

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

Schedule II — Valuation and Qualifying Accounts

      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at
	Beginning	Reserves			Balance at
	of	From	Charge to		End of
Description	Period	Acquisition	Expenses	Deductions(1)	Period

	(in thousands)
YEAR ENDED DECEMBER 31, 2003
Reserves and allowance deducted from asset accounts:
Allowance for uncollectible accounts	$10,698	$—	$7,906	$14,158	$4,446
Reserve for obsolescence and excess inventory(2)	$14,918	$—	$14,746	$9,413	$20,251
YEAR ENDED DECEMBER 31, 2002
Reserves and allowance deducted from asset accounts:
Allowance for uncollectible accounts	$9,409	$—	$29,744	$28,455	$10,698
Reserve for obsolescence and excess inventory(2)	$23,373	$—	$15,426	$23,880	$14,918
YEAR ENDED DECEMBER 31, 2001
Reserves and allowance deducted from asset accounts:
Allowance for uncollectible accounts	$6,686	$2,046	$5,820	$5,143	$9,409
Reserve for obsolescence and excess inventory(2)	$20,000	$14,704	$16,540	$27,871	$23,373

(1)	Uncollectible accounts written off, net of recoveries and write-offs and disposal of obsolete inventory.

(2)	The reserve for obsolescence and excess inventory is included in inventories.

Item 15(a)3.     Exhibit List

      Each management contract or compensation plan required to be filed as an exhibit is identified by an asterisk (*).

The filings referenced for
incorporation by reference are
ARRIS (formerly known as
Exhibit			Broadband Parent, Inc.) filings
Number		Description of Exhibit	unless otherwise noted

3.1		Amended and Restated Certificate of Incorporation	Registration Statement #333-61524, Exhibit 3.1.
3.2		Certificate of Amendment to Amended and Restated Certificate of Incorporation	August 3, 2001 Form 8-A, Exhibit 3.2.
3.3		By-laws	Registration Statement #333-61524, Exhibit 3.2, filed by Broadband Parent Corporation
4.1		Form of Certificate for Common Stock	Registration Statement #333-61524, Exhibit 4.1.
4.2		Rights Agreement dated October 3, 2002	October 3, 2002 Form 8-K Exhibit 4.1
4.3		Indenture dated March 18, 2003	December 31, 2002 Form 10-K, Exhibit 4.3.
10.1		(Nortel Networks) Registration Rights Agreement	August 13, 2001 Form 8-K, Exhibit 10.3.
10	.1(a)	Letter Agreement with Nortel Networks dated March 11, 2003	March 11, 2003 Form 8-K, Exhibit 10.4.
10.2		(Liberty Media) Registration Rights Agreement	December 31, 2002 Form 10-K, Exhibit 10.4
10.3		(Cadant, Inc.) Asset Purchase Agreement dated December 8, 2001	February 8, 2002 Form S-3, Exhibit 2.
10	.4(a)*	Agreement with Robert J. Stanzione for the conversion of special 2001 bonus to stock units	December 31, 1999 Form 10-K, Exhibit 10.10(b), filed by ANTEC Corporation.
10	.4(b)*	Amended and Restated Employment Agreement with Robert J. Stanzione, dated August 6, 2001	September 30, 2001 Form 10-Q, Exhibit 10.10(c).
10	.4(c)*	Supplemental Executive Retirement Plan for Robert J Stanzione, effective August 6, 2001	September 30, 2001 Form 10-Q, Exhibit 10.10(d).
10	.5(a)*	Amended and Restated Employment Agreement with John M Egan, dated April 29, 1999	June 30, 1999 Form 10-Q, Exhibit 10.31(a), filed by ANTEC Corporation
10	.5(b)*	Consulting Agreement with John M. Egan, dated April 27, 1999	June 30, 1999 Form 10-Q, Exhibit 10.31(b), filed by ANTEC Corporation.

The filings referenced for
incorporation by reference are
ARRIS (formerly known as
Exhibit			Broadband Parent, Inc.) filings
Number		Description of Exhibit	unless otherwise noted

10	.5(c)*	Supplemental Executive Retirement Plan for John M Egan	June 30, 1999 Form 10-Q, Exhibit 10.31(c), filed by ANTEC Corporation.]
10	.6*	Amended and Restated Employment Agreement with Lawrence A. Margolis, dated April 29, 1999	June 30, 1999 Form 10-Q, Exhibit 10.33, filed by ANTEC Corporation.
10	.6*	Form of Employment Agreement with Gordon E Halverson, dated January 21, 2002	March 31, 2002 Form 10-Q, Exhibit 10.9.
[10	.7*	Consulting Agreement dated February 1, 1998 for James L. Faust	December 31, 1998 Form 10-K, Exhibit 10.14, filed by ANTEC Corporation.]
10	.8*	Stock Option Agreement with William H. Lambert dated March 14, 1994	April 30, 1994 Form 10-K, Exhibit 10(A)(1)(3), filed by TSX Corporation
10	.9*	2001 Stock Incentive Plan	July 2, 2001 Appendix III of Proxy Statement filed as part of, Registration Statement #333-61524, filed by Broadband Parent Corporation.
10	.10*	Management Incentive Plan	July 2, 2001 Appendix IV of Proxy Statement filed as part of Registration Statement #333-61524, filed by Broadband Parent Corporation.
10.11		Solectron Manufacturing Agreement and Addendum	December 31, 2001 Form 10-K, Exhibit 10.15.
10.12		Mitsumi Agreement	December 31, 2001 Form 10-K, Exhibit 10.16.
10	.13*	Form of Employment Agreement with Ronald M Coppock	December 31, 2001 Form 10-K, Exhibit 10.17.
10.14		Keptel, Inc. Asset Purchase Agreement	March 31, 2002 Form 10-Q, Exhibit 10.18.
10.15		Actives Purchase Agreement dated November 13, 2002	December 31, 2002 Form 10-K, Exhibit 10.18.
10	.16*	Employment Agreement and Supplement with James D. Lakin dated August 5, 2001	December 31, 2002 Form 10-K, Exhibit 10.19.
10	.17*	Employment Agreement with David B. Potts dated August 5, 2001	December 31, 2002 Form 10-K, Exhibit 10.20.
10.18		4 1/2% Notes Registration Rights Agreement dated March 18, 2003	March 31, 2003 Form 10-Q, Exhibit 10.5.
21		Subsidiaries of the Registrant	Filed herewith

The filings referenced for
incorporation by reference are
ARRIS (formerly known as
Exhibit		Broadband Parent, Inc.) filings
Number	Description of Exhibit	unless otherwise noted

23	Consent of Ernst & Young LLP	Filed herewith.
24	Powers of Attorney	Included on signature page hereof.
31.1	Section 302 Certification of the Chief Executive Officer	Filed herewith.
31.2	Section 302 Certification of the Chief Financial Officer	Filed herewith.
32.1	Section 906 Certification of the Chief Executive Officer	Filed herewith.
32.2	Section 906 Certification of the Chief Financial Officer	Filed herewith.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARRIS GROUP, INC.

/s/LAWRENCE A. MARGOLIS

LAWRENCE A. MARGOLIS
Executive Vice President,
Chief Financial Officer

Dated: March 11, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ ROBERT J. STANZIONE Robert J. Stanzione		President, Chief Executive Officer, and Chairman of the Board of Directors	March 11, 2004

/s/ LAWRENCE A. MARGOLIS Lawrence A. Margolis		Executive Vice President, Chief Financial Officer	March 11, 2004

/s/ DAVID B. POTTS David B. Potts		Senior Vice President of Finance, Chief Information Officer (Principal Accounting Officer)	March 11, 2004

/s/ ALEX B. BEST* Alex B. Best		Director	March 11, 2004

/s/ HARRY L. BOSCO* Harry L. Bosco		Director	March 11, 2004

/s/ JOHN IAN ANDERSON CRAIG* John Ian Anderson Craig		Director	March 11, 2004

/s/ MATTHEW B. KEARNEY* Matthew B. Kearney		Director	March 11, 2004

/s/ WILLIAM H. LAMBERT* William H. Lambert		Director	March 11, 2004

/s/ JOHN R. PETTY* John R. Petty		Director	March 11, 2004

*By:	/s/ LAWRENCE A. MARGOLIS Lawrence A. Margolis (as attorney in fact for each person indicated)