Form 10-K/A
period 2003-12-31
ARRIS GROUP INC
filed 2004-05-03
CIK 1141107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 1

FORM 10-K/A

For the fiscal year ended December 31, 2003

of

ARRIS GROUP, INC.

A Delaware Corporation
IRS Employer Identification No. 58-2588724
SEC File Number 000-31254

3871 Lakefield Drive
Suwanee, Georgia 30024
(770) 622-8400

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

     The aggregate market value of ARRIS Group’s Common Stock held by non-affiliates as of June 30, 2003 was approximately $301.3 million (computed on the basis of the last reported sales price per share $4.96 on the Nasdaq National Market System). As of March 9, 2004, 86,695,957 shares of the registrant’s Common Stock were outstanding. For these purposes, directors, officers and 10% shareholders have been assumed to be affiliates.

     Portions of ARRIS Group’s Proxy Statement for its 2004 Annual Meeting of Stockholders are incorporated by reference into Part III.

SIGNATURES
EX-24 POWER OF ATTORNEY
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

EXPLANATORY NOTE

This Amendment is being filed to include Exhibit 24. Except as expressly stated herein, this Form 10-K/A does not modify or update any of the disclosures contained in the original filing to reflect any events that occurred at a later date.

Item 15(a)3. Exhibit List

Each management contract or compensation plan required to be filed as an exhibit is identified by an asterisk (*).

The filings referenced for
incorporation by reference are
ARRIS (formerly known as
Exhibit		Broadband Parent, Inc.) filings
Number	Description of Exhibit	unless otherwise noted
3.1	Amended and Restated Certificate of Incorporation	Registration Statement #333- 61524, Exhibit 3.1.
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation	August 3, 2001 Form 8-A, Exhibit 3.2.
3.3	By-laws	Registration Statement #333- 61524, Exhibit 3.2, filed by Broadband Parent Corporation
4.1	Form of Certificate for Common Stock	Registration Statement #333- 61524, Exhibit 4.1.
4.2	Rights Agreement dated October 3, 2002	October 3, 2002 Form 8-K Exhibit 4.1
4.3	Indenture dated March 18, 2003	December 31, 2002 Form 10-K, Exhibit 4.3.
10.1	(Nortel Networks) Registration Rights Agreement	August 13, 2001 Form 8-K, Exhibit 10.3.
10.1(a)	Letter Agreement with Nortel Networks dated March 11, 2003	March 11, 2003 Form 8-K, Exhibit 10.4.
10.2	(Liberty Media) Registration Rights Agreement	December 31, 2002 Form 10-K, Exhibit 10.4
10.3	(Cadant, Inc.) Asset Purchase Agreement dated December 8, 2001	February 8, 2002 Form S-3, Exhibit 2.
10.4(a)*	Agreement with Robert J. Stanzione for the conversion of special 2001 bonus to stock units	December 31, 1999 Form 10-K, Exhibit 10.10(b), filed by ANTEC Corporation.
10.4(b)*	Amended and Restated Employment Agreement with Robert J Stanzione, dated August 6, 2001	September 30, 2001 Form 10-Q, Exhibit 10.10(c).

2

The filings referenced for
incorporation by reference are
ARRIS (formerly known as
Exhibit		Broadband Parent, Inc.) filings
Number	Description of Exhibit	unless otherwise noted
10.4(c)*	Supplemental Executive Retirement Plan for Robert J. Stanzione effective August 6, 2001	September 30, 2001 Form 10-Q, Exhibit 10.10(d).
10.5(a)*	Amended and Restated Employment Agreement with John M. Egan dated April 29, 1999	June 30, 1999 Form 10-Q, Exhibit 10.31(a), filed by ANTEC Corporation
10.5(b)*	Consulting Agreement with John M. Egan, dated April 27, 1999	June 30, 1999 Form 10-Q, Exhibit 10.31(b), filed by ANTEC Corporation.
10.5(c)*	Supplemental Executive Retirement Plan for John M. Egan	June 30, 1999 Form 10-Q, Exhibit 10.31(c), filed by ANTEC Corporation.
10.6*	Amended and Restated Employment Agreement with Lawrence A. Margolis, dated April 29, 1999	June 30, 1999 Form 10-Q, Exhibit 10.33, filed by ANTEC Corporation.
10.7*	Form of Employment Agreement with Gordon E. Halverson, dated January 21, 2002	March 31, 2002 Form 10-Q, Exhibit 10.9.
10.8*	Consulting Agreement dated February 1, 1998 for James L. Faust	December 31, 1998 Form 10-K, Exhibit 10.14, filed by ANTEC Corporation.
10.9*	Stock Option Agreement with William H. Lambert dated March 14, 1994	April 30, 1994 Form 10-K, Exhibit 10(A)(1)(3), filed by TSX Corporation
10.10*	2001 Stock Incentive Plan	July 2, 2001 Appendix III of Proxy Statement filed as part of, Registration Statement #333-61524, filed by Broadband Parent Corporation.
10.11*	Management Incentive Plan	July 2, 2001 Appendix IV of Proxy Statement filed as part of Registration Statement #333-61524, filed by Broadband Parent Corporation.
10.12	Solectron Manufacturing Agreement and Addendum	December 31, 2001 Form 10-K, Exhibit 10.15.
10.13	Mitsumi Agreement	December 31, 2001 Form 10-K, Exhibit 10.16.
10.14*	Form of Employment Agreement with Ronald M. Coppock	December 31, 2001 Form 10-K, Exhibit 10.17.

3

The filings referenced for
incorporation by reference are
ARRIS (formerly known as
Exhibit		Broadband Parent, Inc.) filings
Number	Description of Exhibit	unless otherwise noted
10.15	Keptel, Inc. Asset Purchase Agreement	March 31, 2002 Form 10-Q, Exhibit 10.18.
10.16	Actives Purchase Agreement dated November 13, 2002	December 31, 2002 Form 10-K, Exhibit 10.18.
10.17*	Employment Agreement and Supplement with James D. Lakin dated August 5, 2001	December 31, 2002 Form 10-K, Exhibit 10.19.
10.18*	Employment Agreement with David B. Potts dated August 5, 2001	December 31, 2002 Form 10-K, Exhibit 10.20.
10.19	4 1/2% Notes Registration Rights Agreement dated March 18, 2003	March 31, 2003 Form 10-Q, Exhibit 10.5.
21	Subsidiaries of the Registrant	December 31, 2003 Form 10-K, Exhibit 21.
23	Consent of Ernst & Young LLP	December 31, 2003 Form 10-K, Exhibit 23.
24	Power of Attorney	Filed herewith.
31.1	Section 302 Certification of the Chief Executive Officer	Filed herewith.
31.2	Section 302 Certification of the Chief Financial Officer	Filed herewith.
32.1	Section 906 Certification of the Chief Executive Officer	Furnished herewith.
32.2	Section 906 Certification of the Chief Financial Officer	Furnished herewith.

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARRIS GROUP, INC.

/s/ David B. Potts David B. Potts Executive Vice President, Chief Financial Officer and Chief Information Officer

Dated: April 30, 2004

5