Form 10-Q
period 2004-03-31
ARRIS GROUP INC
filed 2004-05-10
CIK 1141107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

For the quarter ended March 31, 2004

of

Arris Group, Inc.

A Delaware Corporation
IRS Employer Identification No. 58-2588724
SEC File Number 000-31254

3871 Lakefield Drive
Suwanee, GA 30024
(770) 622-8400

ARRIS Group, Inc. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

ARRIS Group, Inc. is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

As of April 30, 2004, 86,958,775 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

ARRIS GROUP, INC.
FORM 10-Q
For the Quarter Ended March 31, 2004

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ARRIS GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$97,197	$84,882
Restricted cash	9,520	6,135
Accounts receivable (net of allowances for doubtful accounts of $4,742 in 2004 and $4,446 in 2003)	57,862	56,344
Other receivables	1,324	1,280
Inventories	73,399	78,562
Other current assets	10,351	7,900

Total current assets	249,653	235,103
Property, plant and equipment (net of accumulated depreciation of $52,148 in 2004 and $53,823 in 2003)	23,148	25,376
Goodwill	150,569	150,569
Intangibles (net of accumulated amortization of $85,678 in 2004 and $76,756 in 2003)	21,440	30,362
Investments	4,656	5,504
Other assets	2,973	4,945

	$452,439	$451,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,492	$24,389
Accrued compensation, benefits and related taxes	5,273	4,267
Current portion of long-term debt	902	1,073
Current portion of capital lease obligations	6	14
Other accrued liabilities	34,378	34,683

Total current liabilities	73,051	64,426
Long-term debt, net of current portion	75,000	125,092
Other long-term liabilities	13,404	12,960

Total liabilities	161,455	202,478
Stockholders’ equity:
Preferred stock, par value $1.00 per share, 5.0 million shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share, 320.0 million shares authorized; 86.8 million and 75.4 million shares issued and outstanding in 2004 and 2003, respectively	887	773
Capital in excess of par value	645,676	586,008
Accumulated deficit	(347,298)	(328,642)
Unrealized holding gain on marketable securities	781	771
Unearned compensation	(7,598)	(8,104)
Unfunded pension losses	(1,293)	(1,293)
Cumulative translation adjustments	(171)	(132)

Total stockholders’ equity	290,984	249,381

	$452,439	$451,859

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2004	2003
Net sales	$111,628	$91,343
Cost of sales	75,334	66,599

Gross profit	36,294	24,744
Operating expenses:
Selling, general, and administrative expenses	17,544	21,538
Provision for doubtful accounts	44	843
Research and development expenses	16,177	14,859
Restructuring and impairment charges	6,175	336
Amortization of intangibles	8,922	8,708

Total operating expenses	48,862	46,284

Operating income (loss)	(12,568)	(21,540)
Other expense (income):
Interest expense	1,564	1,664
Membership interest	—	2,418
Loss (gain) on debt retirement	4,406	(28,506)
Loss (gain) on investments	859	(23)
Loss (gain) on foreign currency	3	(482)
Other expense (income), net	(414)	(57)

Income (loss) from continuing operations before income taxes	(18,986)	3,446
Income tax expense (benefit)	9	—

Net income (loss) from continuing operations	(18,995)	3,446
Income (loss) from discontinued operations	339	—

Net income (loss)	$(18,656)	$3,446

Net income (loss) per common share:
Basic:
Income (loss) from continuing operations	$(0.24)	$0.04
Income (loss) from discontinued operations	—	—

Net income (loss)	$(0.24)	$0.04

Diluted:
Income (loss) from continuing operations	$(0.24)	$0.04
Income (loss) from discontinued operations	—	—

Net income (loss)	$(0.24)	$0.04

Weighted average common shares:
Basic	78,829	82,068

Diluted	78,829	83,602

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2004	2003
Operating activities:
Net income (loss)	$(18,656)	$3,446
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,881	6,165
Amortization of intangibles	8,922	8,708
Amortization of unearned compensation	1,049	444
Amortization of deferred finance fees	232	943
Provision for doubtful accounts	44	843
Gain on disposal of fixed assets	(21)	—
Loss (gain) on investments	859	(23)
Loss (gain) on debt retirement	4,406	(28,506)
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(1,562)	10,559
Other receivables	(44)	1,235
Inventory	5,163	203
Accounts payable and accrued liabilities	9,298	(17,121)
Accrued membership interest	—	2,418
Other, net	(4,720)	(1,294)

Net cash provided by (used in) operating activities	7,851	(11,980)
Investing activities:
Purchases of property, plant and equipment	(1,687)	(1,099)
Cash paid for acquisition, net of cash acquired	(50)	(458)

Net cash provided by (used in) investing activities	(1,737)	(1,557)
Financing activities:
Proceeds from issuance of bonds	—	125,000
Redemption of preferred membership interest	—	(88,430)
Repurchase and retirement of common stock	—	(28,000)
Payments on capital lease obligations	(8)	(392)
Payments on debt obligations	(263)	(12,370)
Deferred financing costs paid	—	(4,744)
Proceeds from issuance of stock	6,472	607

Net cash provided by (used in) financing activities	6,201	(8,329)
Net increase (decrease) in cash and cash equivalents	12,315	(21,866)
Cash and cash equivalents at beginning of period	84,882	98,409

Cash and cash equivalents at end of period	$97,197	$76,543

Noncash investing and financing activities:
Net tangible assets acquired, excluding cash	$—	$990
Net liabilities assumed	50	(1,215)
Intangible assets acquired, including goodwill	—	683

Cash paid for acquisition, net of cash acquired	$50	$458

Equity issued in exchange for 4 1/2% convertible subordinated notes due 2008	$50,000	$—

Equity issued for make-whole interest payment - 4 1/2% convertible subordinated notes due 2008	$4,406	$—

Supplemental cash flow information:
Interest paid during the period	$2,841	$418

Income taxes paid during the period	$30	$—

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Organization and Basis of Presentation

ARRIS Group, Inc. (together with its consolidated subsidiaries, except as the context otherwise indicates, “ARRIS” or the “Company”), is an international communications technology company, headquartered in Suwanee, Georgia. ARRIS specializes in the design and engineering of hybrid fiber-coax architectures and the development and distribution of products for these broadband networks. The Company provides its customers with products and services that enable reliable, high-speed, two-way broadband transmission of video, telephony, and data.

ARRIS operates in one business segment, Communications, providing a range of customers with network and system products and services, primarily hybrid fiber-coax networks and systems, for the communications industry. This segment accounts for 100% of consolidated sales, operating profit and identifiable assets of the Company. ARRIS provides a broad range of products and services to cable system operators and telecommunication providers. ARRIS is a leading developer, manufacturer and supplier of telephony, data, construction, rebuild and maintenance equipment for the broadband communications industry. ARRIS supplies most of the products required in a broadband communication system, including headend, distribution, drop and in-home subscriber products.

The consolidated financial statements furnished herein reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements for the periods shown. Additionally, certain prior period amounts have been reclassified to conform to the 2004 financial statement presentation. Interim results of operations are not necessarily indicative of results to be expected from a twelve-month period. These interim financial statements should be read in conjunction with the Company’s most recently audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the United States Securities and Exchange Commission.

Note 2. Impact of Recently Issued Accounting Standards

In December 2003, the Financial Accounting Standards Board (“FASB”) revised Statement of Financial Accounting Standards (“SFAS”) No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits. As revised, this statement requires additional quarterly and annual disclosures for defined benefit pension and other postretirement plans, including information on plan assets, obligations, and cash flows. The revised statement was effective for annual periods ending after December 15, 2003 and interim periods beginning after December 15, 2003. The Company adopted the additional disclosure requirements of SFAS No. 132 in fiscal 2003. (See Note 4 of the Notes to the Consolidated Financial Statements). The adoption did not have any impact on the Consolidated Financial Statements.

Note 3. Stock-Based Compensation

The Company uses the intrinsic value method for valuing its awards of stock options and restricted stock and records the related compensation expense, if any, in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. No stock-based employee or director compensation cost for stock options is reflected in net income, as all options granted have exercise prices equal to the market value of the underlying common stock on the date of grant. The Company records compensation expense related to its restricted stock awards and director stock units. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-based Compensation — Transition and Disclosure, to all stock-based employee compensation.

	Three Months Ended March 31,
	2004	2003
	(in thousands, except per share data)
Net income (loss), as reported	$(18,656)	$3,446
Add: Stock-based employee compensation included in reported net income, net of taxes	1,282	444
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of taxes	(4,118)	(6,805)

Net income (loss), pro forma	$(21,492)	$(2,915)

Net income (loss) per common share:
Basic — as reported	$(0.24)	$0.04

Basic — pro forma	$(0.27)	$(0.04)

Diluted — as reported	$(0.24)	$0.04

Diluted — pro forma	$(0.27)	$(0.04)

In 2003, the Company offered to all eligible employees the opportunity to exchange certain outstanding stock options for restricted shares of ARRIS common stock. The Company’s Board of Directors and its eight most highly compensated executive officers during 2002 were not eligible to participate in the offer. As a result, ARRIS cancelled options to purchase approximately 4.7 million shares of common stock and granted approximately 1.5 million restricted shares in exchange. Employees tendered approximately 76% of the options eligible to be exchanged under the program. In accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, the Company recorded a fixed compensation expense equal to the fair market value of the shares of restricted stock granted through the offer; this cost is being amortized over the four-year vesting period for the restricted shares. All eligible options that were not surrendered for exchange are subject to variable accounting. This variable accounting charge will fluctuate in accordance with the market price of ARRIS common stock until such stock options are exercised, forfeited, or expire unexercised. During the three months ended March 31, 2004, ARRIS recognized compensation expense of approximately $0.2 million related to the vested portion of these options. As of March 31, 2004, the eligible options outstanding which were subject to variable accounting totaled approximately 1.2 million, of which approximately 0.7 million were vested. Approximately 95% of the eligible options have an exercise price of $11.00 or less, and become fully vested over the next two years.

Note 4. Pension Benefits

Components of Net Periodic Pension Benefit Cost

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Service cost	$141	$190
Interest cost	315	338
Expected return on plan assets	(223)	(189)
Amortization of prior service cost	140	138
Amortization of net (gain) loss	(23)	3

Net periodic pension cost	$350	$480

Employer Contributions

No minimum funding contributions are required in 2004; however, the Company may make a voluntary contribution. During the three months ended March 31, 2004, the Company contributed $14 thousand to the plan.

Note 5. Guarantees

Warranty

ARRIS provides warranties of various lengths to customers based on the specific product and the terms of individual agreements. The Company provides for the estimated cost of product warranties based on historical trends, embedded base of product in the field, failure rates, and repair costs at the time revenue is recognized. Expenses related to product defects and unusual product warranty problems are recorded in the period the problem is identified. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers, the estimated warranty obligation could be affected by changes in ongoing product failure rates, material usage and service delivery costs incurred in correcting a product failure as well as specific product failures outside of ARRIS’ baseline experience. If actual product failure rates, material usage or service delivery costs differ from estimates, revisions, which could be material, would be recorded against the warranty liability. ARRIS evaluates its warranty obligations on an individual product, and product group basis.

The Company offers extended warranties and support service agreements on certain products. Revenue from these agreements is deferred at the time of the sale and recognized as income on a straight-line basis over the contract period. Costs of services performed under these types of contracts are charged to expense as incurred.

Information regarding the changes in ARRIS’ aggregate product warranty liabilities was as follows for the three month period ended March 31, 2004 (in thousands):

Balance at December 31, 2003	4,633
Accruals related to warranties (including changes in estimates)	1,443
Settlements made (in cash or in kind)	(1,527)

Balance at March 31, 2004	$4,549

Note 6. Discontinued Operations

Upon evaluation and review of the ARRIS product portfolio, the Company concluded that the Keptel telecommunications product line was not core to its long-term strategy and thus sold the product line on April 24, 2002. The transaction included a distribution agreement whereby the Company will continue to distribute certain Keptel products to cable operators. Prior to the sale of the Keptel product line, the related products were manufactured by Keptel and were subsequently sold either directly by Keptel’s sales force or through Telewire, ARRIS’ distribution arm. Although a few Keptel products are still distributed by Telewire, in accordance with the distribution agreement from the new owner, they are no longer manufactured by the Company and only represented approximately $6.7 million of sales for the year ended December 31, 2003, and $1.1 million and $1.9 million of sales for the three months ended March 31, 2004 and 2003, respectively. As of March 31, 2004, approximately $0.5 million related to outside fees associated with the disposal remained in an accrual to be paid. The remaining payments are expected to be complete by the end of 2004.

Upon continued review of ARRIS’ product portfolio, the Company sold its Actives product line to Scientific-Atlanta on November 21, 2002, for net proceeds of $31.8 million. As of March 31, 2004, approximately $0.1 million related to severance and approximately $0.1 million related to other shutdown expenses remained in an accrual to be paid. The remaining payments are expected to be complete by the end of 2004.

The Company’s Actives and Keptel telecommunications product lines qualified as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, the results of these product lines have been reclassified to discontinued operations for all periods presented. Keptel products for cable companies, which have been and continue to be sold by Telewire, are included in continuing operations for all periods presented.

Note 7. Business Acquisitions

Acquisition of Certain Assets of Com21

On August 13, 2003, the Company completed the acquisition of certain cable modem termination system (“CMTS”) related assets of Com21, including the stock of its Irish subsidiary. Under the terms of the agreement, ARRIS obtained accounts receivable, inventory, fixed assets, other current prepaid assets, and existing technology in exchange for approximately $2.4 million of cash, of which $2.2 million has been paid, and the assumption of approximately $0.7 million in liabilities. The Company retained $0.2 million of the cash consideration for any liabilities ARRIS may be required to pay resulting from Com21 activity prior to the acquisition date, of which approximately $0.1 million has been paid for such liabilities since the acquisition date. The Company also incurred approximately $0.2 million of legal and professional fees associated with the transaction. ARRIS retained approximately 50 Com21 employees. The Company completed this acquisition because it believed that the acquired product line, along with the existing product offerings of ARRIS, would allow the Company to reach smaller scale cable systems domestically and internationally.

The following is a summary of the preliminary purchase price allocation to record ARRIS’ purchase of certain assets of Com21, including the stock of its Irish subsidiary. The purchase price was equal to the net tangible and intangible assets acquired. The final allocation of the purchase price will be determined after completion of thorough analyses to identify and determine the fair values of Com21’s tangible and identifiable intangible assets and liabilities as of the date the transaction was completed.

(in thousands)
Cash paid to Com21	$2,213
Cash retainer	115
Acquisition costs	163
Assumption of certain liabilities of Com21	691

Adjusted preliminary purchase price	$3,182

Allocation of preliminary purchase price:
Net tangible assets acquired	$1,253
Existing technology (to be amortized over 3 years)	1,929

Total allocated preliminary purchase price	$3,182

Acquisition of Atoga Systems

On March 21, 2003, ARRIS purchased the business and certain assets of Atoga Systems, a Fremont, California-based developer of optical transport systems for metropolitan area networks. The Company decided to undertake this transaction because it would expand the Company’s existing Broadband product portfolio. Under the terms of the agreement, ARRIS obtained certain inventory, fixed assets, and existing technology in exchange for approximately $0.4 million of cash and the assumption of certain lease obligations. Further, the Company retained 28 employees and issued a total of 500,000 shares of restricted stock to those employees. The value of the restricted stock will be recognized as compensation expense over the related vesting period.

The following is a summary of the purchase price allocation to record ARRIS’ purchase price of the assets and certain liabilities of Atoga Systems.

(in thousands)
Cash paid to Atoga Systems	$434
Acquisition costs (legal fees)	106
Assumption of certain liabilities of Atoga Systems.	1,162

Adjusted purchase price	$1,702

Allocation of purchase price:
Net tangible assets acquired	$1,013
Existing technology (to be amortized over 3 years)	689

Total allocated purchase price	$1,702

Supplemental Pro Forma Information

Presented below is a summary of unaudited pro forma combined financial information for the Company, the Com21 CMTS business, and Atoga Systems to give effect to the transactions. This summary unaudited pro forma combined financial information is derived from the historical financial statements of the Company, the Com21 CMTS business, and Atoga Systems. This information assumes the transactions were consummated at the beginning of the applicable period. This information is presented for illustrative purposes only and does not purport to represent what the financial position or results of operations of the Company, Com21, and Atoga Systems, or the combined entity would actually have been had the transaction occurred at the applicable dates, or to project the Company’s, Atoga Systems’, and the Com21 CMTS business’, or the combined entity’s results of operations for any future period or date. The actual results of the Com21 CMTS business are included in the Company’s operations commencing August 13, 2003. The actual results of Atoga Systems are included in the Company’s operations commencing March 21, 2003.

	(unaudited)
	Three Months Ended
	March 31,
	2004	2003
	(in thousands, except per share data)
Net sales	$111,628	$91,343
Gross profit	36,294	24,744
Operating income (loss)	(12,568)	(24,758)
Income (loss) before income taxes	(18,986)	122
Income (loss) from continuing operations	(18,995)	122
Income (loss) from discontinued operations	339	—
Net income (loss)	(18,656)	122

Net income (loss) per common share:
Basic and diluted	$(0.24)	$0.00

Weighted average common shares:
Basic	78,829	82,068

Diluted	78,829	83,602

The following table represents the amount assigned to each major asset and liability caption of Com21 as of August 13, 2003 and Atoga Systems as of March 21, 2003, as adjusted:

	As of Acquisition Date
	(in thousands)
	Com21	Atoga Systems
Total current assets	$273	$330
Property, plant and equipment, net	$980	$683
Intangible assets	$1,929	$689
Total assets	$3,182	$1,702
Total current and long-term liabilities.	$691	$1,162

Note 8. Restructuring and Impairment Charges

During the first quarter of 2004, ARRIS consolidated two facilities in Georgia, giving the Company the ability to house many of its core technology, marketing, and corporate headquarter functions in a single building. This consolidation resulted in a restructuring charge of $6.2 million in the first quarter of 2004 related to lease commitments and the write-off of leasehold improvements and other fixed assets. As of March 31, 2004, approximately $5.1 million related to the lease commitments remained in the restructuring accrual to be paid. ARRIS expects to complete the remaining payments by the second quarter of 2009 (end of lease). Below is a table which summarizes the activity in the restructuring reserve (in millions):

	Writedown of
	Leasehold	Lease
	Improvements	Commitments	Total
Balance as of December 31, 2003	$—	$—	$—
2004 Provision	1.1	5.1	6.2
Non-cash expense	(1.1)	—	(1.1)
2004 payments	—	—	—

Balance as of March 31, 2004	$—	$5.1	$5.1

On October 30, 2002, the Company announced that it would close its office in Andover, Massachusetts, which was primarily a product development and repair facility. The Company decided to close the office in order to reduce operating costs through consolidations of its facilities. The closure affected approximately 75 employees. In connection with these actions, the Company recorded a net charge of approximately $7.1 million in the fourth quarter of 2002. Included in this restructuring charge was approximately $2.2 million related to remaining lease payments, $2.7 million of fixed asset write-offs, $2.2 million of severance, and $0.5 million of other costs, net of a reduction of a bonus accrual related to the severed employees of $0.5 million. As of March 31, 2004, approximately $0.7 million related to lease commitments remained in the restructuring accrual to be paid. ARRIS expects to complete the remaining payments by the second quarter of 2006 (end of lease). Below is a table which summarizes the activity in the restructuring reserve (in millions):

	Writedown of
	Fixed	Lease	Employee	Other
	Assets	Commitments	Severance	Costs	Total
Balance as of December 31, 2001	$—	$—	$—	$—	$—
2002 Provision	2.7	2.2	2.2	0.5	7.6
Non-cash expense	(2.7)	—	—	—	(2.7)
2002 payments	—	—	(0.1)	—	(0.1)

Balance as of December 31, 2002	—	2.2	2.1	0.5	4.8
2003 payments	—	(1.2)	(1.9)	—	(3.1)
Adjustments to accrual	—	—	(0.2)	(0.5)	(0.7)

Balance as of December 31, 2003	—	1.0	—	—	1.0
2004 payments	—	(0.3)	—	—	(0.3)

Balance as of March 31, 2004	$—	$0.7	$—	$—	$0.7

In the third quarter of 2001, the Company announced a restructuring plan to outsource the functions of most of its manufacturing facilities. This decision to reorganize was due in part to the ongoing weakness in industry spending patterns.

Due to unforeseen delays in exiting the facility after the shutdown, the Company increased its reserve by approximately $2.4 million (charged to discontinued operations) and $4.8 million ($4.4 million charged to discontinued operations and $0.4 million charged to continuing operations) during 2002 and 2003, respectively. These charges were largely offset by reductions in reserves for restructuring and discontinued operations in 2003 related to the favorable resolution of various vendor obligations and changes in estimate for warranties and certain other costs associated with the disposals. As of March 31, 2004, of the remaining $4.2 million balance in the restructuring reserve, approximately $0.1 million related to severance and associated personnel costs, and $4.1 million related to lease terminations of factories and office space and other shutdown costs. The remaining costs are expected to be expended by the end of 2006 (end of lease). Below is a table which summarizes the activity in the accrual account (in millions):

	Lease Commitments &	Employee
	Other Costs	Severance	Total
Balance as of December 31, 2001	$7.4	$3.7	$11.1
2002 payments	(7.8)	(2.9)	(10.7)
Adjustment to accrual	2.4	—	2.4

Balance as of December 31, 2002	2.0	0.8	2.8
2003 payments	(2.5)	(0.5)	(3.0)
Adjustments to accrual	5.0	(0.2)	4.8

Balance as of December 31, 2003	4.5	0.1	4.6
2004 payments	(0.4)	—	(0.4)

Balance as of March 31, 2004	$4.1	$0.1	$4.2

Note 9. Inventories

Inventories are stated at the lower of average, approximating first-in, first-out, cost or market. The components of inventory are as follows, net of reserves (in thousands):

	March 31,	December 31,
	2004	2003
	(Unaudited)
Raw material	$5,416	$3,707
Finished goods	67,983	74,855

Total inventories	$73,399	$78,562

Note 10. Property, Plant and Equipment

Property, plant and equipment, at cost, consisted of the following (in thousands):

	March 31,	December 31,
	2004	2003
	(Unaudited)
Land	$1,822	$1,822
Building and leasehold improvements	7,289	8,033
Machinery and equipment	66,185	69,344

	75,296	79,199
Less: Accumulated depreciation	(52,148)	(53,823)

Total property, plant and equipment, net	$23,148	$25,376

Note 11. Goodwill and Intangible Assets

The Company’s goodwill and indefinite lived intangible assets are reviewed annually for impairment, or more frequently if impairment indicators arise. The annual valuation is performed during the fourth quarter of each year and is based upon management’s analysis including an independent valuation. Separable intangible assets that are not deemed to have an indefinite life are amortized over their useful lives.

The changes in the carrying amount of goodwill for the year ended December 31, 2003 and for the three months ended March 31, 2004 are as follows (in thousands):

Balance as of December 31, 2002	$151,265
Purchase price allocation adjustment — Cadant, Inc.	(696)

Balance as of December 31, 2003 and March 31, 2004.	$150,569

The gross carrying amount and accumulated amortization of the Company’s intangible assets, other than goodwill, as of March 31, 2004 and December 31, 2003 are as follows (in thousands):

	March 31, 2004			December 31, 2003
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
Existing technology acquired:
Arris Interactive L.L.C.	$51,500	$(45,637)	$5,863	$51,500	$(41,345)	$10,155
Cadant, Inc.	53,000	(39,411)	13,589	53,000	(34,995)	18,005
Atoga Systems	689	(228)	461	689	(170)	519
Com21	1,929	(402)	1,527	1,929	(246)	1,683

Total	$107,118	$(85,678)	$21,440	$107,118	$(76,756)	$30,362

Amortization expense recorded on the intangible assets listed in the above table for the three months ended March 31, 2004 and 2003 was $8.9 million and $8.7 million, respectively. The estimated remaining amortization expense is as follows (in thousands):

2004	$19,768
2005	$1,212
2006	$460
2007	$—
2008	$—

Note 12. Long-Term Obligations

Long-term debt, capital lease obligations and other long-term obligations consist of the following (in thousands):

	March 31,	December 31,
	2004	2003
	(Unaudited)
Capital lease obligations	$6	$14
Machinery and equipment notes payable	902	1,165
4½% convertible subordinated notes due 2008	75,000	125,000
Other liabilities	13,404	12,960

Total debt, capital lease obligations and other liabilities	89,312	139,139
Less current portion	(908)	(1,087)

Total long term debt, capital lease obligations and other long-term liabilities	$88,404	$138,052

On March 18, 2003, the Company issued $125.0 million of 4½% convertible subordinated notes due 2008 (“Notes due 2008”). The Notes due 2008 are convertible, at the option of the holder, at any time prior to maturity, into the Company’s common stock at a conversion price of $5.00 per share, subject to adjustment. The Notes due 2008 pay interest semi-annually, based on an annual rate of 4½%, on March 15 and September 15 of each year. The Company may redeem the Notes due 2008 at any time, plus accrued and unpaid interest subject to certain conditions. If redeemed on or before the third anniversary of the Notes’ issuance, an interest make-whole payment is required. In February 2004, the Company called $50.0 million of the Notes due 2008 for redemption, and the holders of the called notes elected to convert those notes into an aggregate of 10.0 million shares of common stock rather than have the notes redeemed. Under the indenture’s terms for redemptions prior to March 18, 2006, the Company made a make-whole interest payment of approximately 0.5 million common shares, resulting in a charge of $4.4 million during the three months ended March 31, 2004. As of March 31, 2004, there were $75.0 million of the Notes due 2008 outstanding.

In 1998, the Company issued $115.0 million of 4½% Convertible Subordinated Notes due May 15, 2003 (“Notes due 2003”). By May 15, 2003, all of the Notes due 2003 had been redeemed.

As of March 31, 2004 and December 31, 2003, the Company had approximately $9.5 million and $6.1 million, respectively, outstanding under letters of credit, which are cash collateralized, and classified as restricted cash on the Consolidated Balance Sheets.

In connection with the acquisition of Arris Interactive L.L.C. in August 2001, Nortel Networks exchanged its ownership interest in Arris Interactive L.L.C. for 37 million shares of ARRIS common stock and a subordinated redeemable Class B membership interest in Arris Interactive L.L.C. with a face amount of $100.0 million. The Class B membership interest earned an accreting non-cash return of 10% per annum, compounded annually, and was redeemable in approximately four quarterly installments commencing February 3, 2002, provided that certain availability and other tests were met under the Company’s credit facility. Those tests were not met. In June 2002, the Company entered into an option agreement with Nortel Networks that permitted ARRIS to redeem the Class B membership interest in Arris Interactive L.L.C. at a discount of 21% prior to June 30, 2003. To further induce the Company to redeem the Class B membership interest, Nortel Networks offered to forgive approximately $5.9 million of the amount owed to Nortel Networks if the Company redeemed it prior to March 31, 2003. The Company used approximately $88.4 million of the proceeds, including the reduction in the forgiveness of the Class B membership interest, of the Notes due 2008 to redeem the Class B membership interest at a discount. This resulted in a gain of approximately $28.5 million that was recorded in operations in accordance with SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.

In conjunction with the acquisition of Cadant, Inc. and Atoga Systems, the Company assumed capital lease obligations and a note payable related to machinery and equipment. The leases required future rental payments until 2005; however, during the third quarter 2003, the Company paid the remaining Cadant lease payments at an early buyout discount using the proceeds of a new note payable. The new note payable is due January 2005 with an interest rate of 5% per annum. The balance of the remaining capital lease obligations and notes payable at March 31, 2004 and December 31, 2003 was approximately $0.9 million and $1.2 million, respectively.

As of March 31, 2004, the Company had approximately $13.4 million of other long-term liabilities, which included $9.2 million related to its accrued pension, $2.7 million related to its deferred compensation obligations, and $1.5 million related to a customer advance for a long-term project. As of December 31, 2003, the Company had approximately $13.0 million of other long-term liabilities, which included $8.8 million related to its accrued pension, $2.7 million related to its deferred compensation obligations, and $1.5 million related to a customer advance.

The Company has not paid cash dividends on its common stock since its inception. In 2002, to implement its shareholder rights plan, the Company’s board of directors declared a dividend consisting of one right for each share of its common stock outstanding. Each right represents the right to purchase one one-thousandth of a share of its Series A Participating Preferred Stock and becomes exercisable only if a person or group acquires beneficial ownership of 15% or more of its common stock or announces a tender or exchange offer for 15% or more of its common stock or under other similar circumstances.

Note 13. Comprehensive Income (Loss)

Total comprehensive income (loss) for the three-month periods ended March 31, 2004 and 2003 was $(18.7) million and $3.7 million, respectively. Such comprehensive income (loss), which is recorded as a separate component of stockholders’ equity, includes translation adjustments and unrealized holding losses on marketable securities.

Note 14. Sales Information

A significant portion of the Company’s revenue is derived from sales to Cox Communications and Comcast. Sales to these two customers for the three-month periods ended March 31, 2004 and 2003 are set forth below (in thousands):

	Three Months Ended March 31,
	2004	2003
Cox Communications	$27,850	$25,083
% of sales	24.9%	27.5%

Comcast	$27,667	$23,346
% of sales	24.8%	25.6%

No other customer provided more than 10% of total sales for the three months ended March 31, 2004 and 2003.

The Company operates globally and offers products and services that are sold to cable system operators and telecommunications providers. The Company’s products and services are focused in two product categories: Broadband and Supplies. Consolidated revenues by principal products and services for the three-month periods ended March 31, 2004 and 2003 were as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Broadband	$72,118	$60,770
Supplies	39,510	30,573

Total sales	$111,628	$91,343

The Company sells its products in both North America and in international markets. The Company’s international revenue is generated from Asia Pacific, Europe, Latin America and Canada. The Asia Pacific market primarily includes China, Hong Kong, Japan, Korea, Singapore, and Taiwan. The European market primarily includes Austria, Belgium, France, Germany, Netherlands, Poland, Portugal, Spain, and Switzerland. The Latin American market primarily includes Argentina, Chile, Colombia, Mexico, and Puerto Rico. Sales to international customers were approximately 22.2% and 20.5% of total sales for the periods ended March 31, 2004 and 2003, respectively. Sales for the periods ended March 31, 2004 and 2003 are as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
International region
Asia Pacific	$11,187	$5,368
Europe	8,275	9,068
Latin America	4,031	1,332
Canada	1,294	2,948

Total international sales	24,787	18,716
Total domestic sales	86,841	72,627

Total sales	$111,628	$91,343

As of March 31, 2004, ARRIS held approximately $1.5 million of assets in Ireland (related to its Com21 facility), comprised of $0.7 million of cash and $0.8 million of fixed assets.

Note 15. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the periods indicated (in thousands except per share data):

	Three Months Ended March 31,
	2004	2003
Basic:
Income (loss) from continuing operations	$(18,995)	$3,446
Income (loss) from discontinued operations	339	—

Net income (loss)	$(18,656)	$3,446

Weighted average shares outstanding	78,829	82,068

Basic earnings (loss) per share	$(0.24)	$0.04

Diluted:
Income (loss) from continuing operations	$(18,995)	$3,446
Income (loss) from discontinued operations	339	—

Net income (loss)	$(18,656)	$3,446

Weighted average shares outstanding	78,829	82,068
Net effect of dilutive stock options	—	1,534

Total	78,829	83,602

Diluted earnings (loss) per share	$(0.24)	$0.04

The Note due 2003 and 2008 were antidilutive for both periods presented. The effects of the options and warrants were not presented for the three-month period ended March 31, 2004 as the Company incurred a net loss during that period and inclusion of these securities would be antidilutive.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our long-term goal is to be a leading provider of broadband access products and services. Our primary market and focus is cable system providers or multiple system operators, or MSOs; however, we regularly evaluate alternative outlets for our products and services, including U.S. regional telephone companies, local exchange companies, competitive local exchange carriers, and governmental agencies.

We have adopted a long-term business strategy that includes the following key elements:

•	Transition to VoIP with an “Everything IP, Everywhere” philosophy and build on current market successes

•	Leverage our current voice and data business

•	Strengthen and grow our Supplies infrastructure distribution channel

•	Expand our existing product/services portfolio through internal developments, partnerships and acquisitions

•	Rationalize our product portfolio

•	Maintain and improve a strong capital structure and expense structure

In executing this strategy we have faced certain industry developments and have implemented various actions. Below is a current summary of key actions and developments:

Industry Conditions — 2004 Key Developments

Spending by MSOs on New Revenue-Generating Services

MSOs continue to spend a larger percentage of their capital expenditures on equipment which allows them to create new revenue-generating opportunities, including high-speed data, telephony and digital video. We anticipate future increases in expenditures by the MSOs on products and services, which allow them to capitalize on these opportunities. In particular, we continue to see a growing number of MSOs, globally, increase their level of activity and purchases with respect to telephony, specifically VoIP telephony, using the open standards DOCSIS architecture.

Cable Operator Demand of Open Standards for Equipment and Services Related to High-Speed Data, Telephony and, Potentially, Digital Video

Each of the key new revenue-generating services (high-speed data, telephony and digital video) were originally made available to the MSOs by various companies using proprietary product; however, next generation products are being developed and deployed in compliance with open standards established by the cable industry; see our 2003 Form 10K as filed with the United States Securities and Exchange Commission for a full discussion of industry standards and open architecture. We continue to see the industry move towards open standards architecture. We believe that the next key service that will be the focus of such standards is digital video over IP, that is the digitization, packetization and transmission of video content to consumers in IP format.

Consolidation of Our Customer Base

Consolidation of our customers has, and may in the future, affect their purchases of our products. In the fourth quarter of 2002, Comcast completed its purchase of AT&T Broadband. Historically, AT&T Broadband had been our largest customer. AT&T Broadband, with the deployment of telephony as part of its core strategy, had been using our CBR products in many of its major markets. Comcast announced that, as its initial priority after its acquisition of AT&T Broadband, it would emphasize video and high-speed data operations and focus on improving the profitability of its telephony operations at the expense of subscriber growth. As a result, we experienced a significant decline in sales of our CBR telephony product to Comcast in the fourth quarter of 2002 and 2003, and the first quarter of 2004, which we expect to continue for the foreseeable future.

It is possible other customer consolidations may occur that could also have an impact on future sales of our products, either positive or negative. In particular, Adelphia, which is operating under bankruptcy protection, has recently announced that it is considering selling its systems.

Product and Market — 2004 Key Developments

Key Market Developments

•	We continued to achieve market success with our C4 CMTS product and are actively pursing opportunities with several MSOs. According to Infonetics Research, we had the leading market share in North America for the CMTS in the fourth quarter 2003. We continue to believe that the introduction of VoIP by multiple MSOs will provide us with a continuing robust market opportunity for our CMTS products.

•	We continue to have growing market success with our E-MTA products and anticipate substantial growth in sales of this product as MSOs launch VoIP telephony.

•	We continue to ship robust volumes of our CBR product. Our customers continued to expand their footprint with the purchase of HDT’s in the first quarter. As we have discussed previously, ultimately, we anticipate a decline in revenues of our CBR products; the timing of which is uncertain.

Key Product Developments

•	We received CableLabs DOCSIS 2.0 and PacketCable certification on our TM 402P embedded Media Terminal Adapter (VoIP-enabled cable modem with battery back up) on April 16, 2004.

•	We received DOCSIS 2.0 qualification on our C3 CMTS on April 28, 2004.

•	We have applied for CableLabs certification of our C4 CMTS product. While we cannot be certain, we believe we will achieve certification in this wave of testing.

•	In the third quarter of 2004, we expect to start shipping in volume our new double density DOCSIS 2.0 C4 product.

•	On April 7, 2004, we announced the introduction of our Q5™, a network edge device to support both MPEG-2TS/DVB-C content and DOCSIS® multimedia content delivery. The Q5™ is our first product aimed at the video portion of our market.

Capital Structure and Expense Structure — 2004 Key Actions

•	In the first quarter we redeemed $50 million of our Convertible Notes due 2008 for common stock, reducing our long term debt to $75 million. We ended the first quarter with $97.2 million of cash.

•	We continue to closely watch and optimize our expense structure, In the first quarter we implemented a previously announced consolidation of facilities in Atlanta which is expected to provide savings of approximately $1.5 million on an annual basis.

Significant Customers

A significant portion of the Company’s revenue is derived from sales to Cox Communications and Comcast. Sales to these two customers for the three-month periods ended March 31, 2004 and 2003 are set forth below (in thousands):

	Three Months Ended March 31,
	2004	2003
Cox Communications	$27,850	$25,083
% of sales	24.9%	27.5%

Comcast	$27,667	$23,346
% of sales	24.8%	25.6%

No other customer provided more than 10% of total sales for the three months ended March 31, 2004 and 2003.

Product Sourcing

We use contract manufacturers to produce products for us. Our largest contract manufacturers as of March 31, 2004 were Solectron, Mitsumi, and AG Communications located in the United States, Japan, and the United States, respectively. In late April 2004, AG Communications notified us that it will be closing its manufacturing facility, at which our products have been manufactured, effective September 30, 2004. We are working with AG Communications and other contract manufacturers to secure an effective transition to other supplier(s).

Comparison of Operations for the Three Months Ended March 31, 2004 and 2003

Net Sales

The table below sets forth our net sales for 2004 and 2003, for each of our product categories (in millions):

	Net Sales
	For the Three Months		Increase (Decrease)
	Ended March 31,		- 2004 vs. 2003
	2004	2003	$	%
Product Category:
Broadband	$72.1	$60.8	$11.3	19%
Supplies	39.5	30.5	9.0	30%

Total sales	$111.6	$91.3	$20.3	22%

The table below sets forth our domestic and international sales for 2004 and 2003 (in millions):

	Net Sales
	For the Three Months		Increase (Decrease) —
	Ended March 31,		2004 vs. 2003
	2004	2003	$	%
Domestic	$86.8	$72.6	$14.2	20%
International:
Asia Pacific	11.2	5.4	5.8	107%
Europe	8.3	9.1	(0.8)	(9)%
Latin America	4.0	1.3	2.7	208%
Canada	1.3	2.9	(1.6)	(55)%

Total international	24.8	18.7	6.1	33%

Total	$111.6	$91.3	$20.3	22%

Broadband Net Sales 2004 vs. 2003

During 2004, sales of our Broadband products increased by 19% as compared to 2003. This increase in Broadband revenue in 2004 as compared to 2003 is the result of the following factors:

•	Beginning during the first quarter 2003 we started to achieve market acceptance for our new generation CMTS products, which include the C4 and the C3. We expect to continue to achieve market success with the C3 and C4; however, we believe we will face significant competition particularly from Motorola, Cisco, Terayon, and ADC. Consistent with this, Comcast and Motorola have announced that Comcast will use Motorola’s CMTS in certain networks. We expect that other major MSOs, including Time Warner, Cox, Adelphia, Charter, UPC, and Jupiter will increase their purchases of next generation CMTS in 2004 and beyond.

•	We continue to have robust sales of our CBR product, particularly to Cox and Jupiter. Both companies expanded their footprint of HDTs in 2003, a leading indicator of future voiceport volume. We expect the footprint to further expand in 2004; in the first quarter 2004, we sold a total of 44 HDTs. We believe that ultimately the sales of these products will decline as customers complete their initial rollout of telephony. We cannot predict the rate and timing of this decline. We anticipate that other MSOs will use VoIP as opposed to CBR for new telephony launches and that we will be positioned to participate in these launches.

•	We anticipate that our revenue per telephony subscriber will be lower in the VoIP market than in the CBR market, however we anticipate the overall market for VoIP will be significantly larger.

•	Broadband product revenue internationally increased by $2.7 million during the first three months in 2004 as compared to the same period in 2003. This increase is primarily the result of increased purchases by Jupiter of our CBR telephony equipment.

At the end of the period, we had approximately $5.6 million of accumulated deferred revenue, the majority of which we expect to be recognized as revenue in the second half of 2004.

Supplies Net Sales 2004 vs. 2003

Supplies product revenues increased by approximately 30% during 2004 as compared to 2003. The quarter-over-quarter increase in Supplies revenue is the result of several factors:

•	Included in the Supplies product category are DOCSIS cable modems and embedded multimedia terminal adapters (“E-MTAs”). Sales of these products increased compared to first quarter 2003. We anticipate continued growth in these products in 2004 and beyond, particularly with respect to the E-MTA as VoIP launches begin in a meaningful way across the industry by multiple MSOs. We believe we have a strong early position with our E-MTA as a result of its features and our reputation and position in the market with respect to telephony. We expect that competition for the E-MTA will be significant and that cost will be a very strong factor in customer selection of products.

•	Revenues during the first quarter 2003 had been reduced by the decline in shipments to Adelphia, which filed for bankruptcy protection in 2002. Sales to Adelphia increased throughout the remainder of 2003, and continue to ramp up in 2004, resulting in a quarter over quarter increase of $1.7 million.

Gross Profit

The table below sets forth our gross profit for 2004 and 2003, for each of our product categories (in millions):

	Gross Profit $
	For the Three Months
	Ended March 31,		Increase - 2004 vs. 2003
	2004	2003	$	%
Product Category:
Broadband	$30.0	$20.1	$9.9	49%
Supplies	6.3	4.6	1.7	37%

Total sales	$36.3	$24.7	$11.6	47%

The table below sets forth our gross profit percentages for the three months ended March 31, 2004 and 2003, for each of our product categories:

	For the Three Months		Percentage Point
	Ended March 31,		Increase

	2004	2003	2004 vs. 2003
Product Category:
Broadband	41.6%	33.1%	8.5
Supplies	15.9%	15.1%	0.8
Total sales	32.5%	27.1%	5.4

Broadband Gross Profit 2004 vs. 2003

The increase in Broadband gross profit dollars and percentages during 2004 as compared to 2003 was related to the following factors:

•	Gross profit dollars were positively impacted by the quarter over quarter increase in revenues.

•	A shift within the Broadband product mix resulted in higher margins.

•	In 2004, we recorded $0.7 million of inventory reserves as compared to $1.0 million in 2003.

•	Third and fourth quarter 2003 cost reduction initiatives contributed to an increase in margins in the first quarter 2004. We continue to aggressively pursue and implement product cost reductions.

Supplies Gross Profit 2004 vs. 2003

The Supplies category gross profit dollars and percentages increased during 2004 as compared to 2003. The following factors impacted gross profit quarter over quarter:

•	The increase in revenues quarter over quarter favorably impacted gross profit dollars.

•	Product mix, specifically, increased sales of lower margin cable modems, reduced gross profit.

•	During 2004, we recognized a partial recovery with respect to inventory previously written off associated with an Argentinean customer. Of this total gain of $0.9 million, approximately $0.6 million was related to supplies products and was recorded in cost of sales, increasing the Supplies gross profit dollars and percentage (the remaining portion was related to discontinued operations).

•	Inventory reserves related to our Supplies products of $0.5 million each quarter remained flat.

•	We are aggressively working on product cost reduction programs across the full Supplies portfolio.

We anticipate that we may have some margin pressure in the near term. Specifically, we may incur manufacturing start-up costs and initially higher product cost on our DOCSIS 2.0 C4, although we are actively pursuing product cost reduction programs to improve margins. Further, we may experience some price erosion on sales of our DOCSIS 1.1 product. Lastly, as sales of E-MTAs increase, our product mix may change which may result in lower overall gross margin as a percent of sales. As sales of our new products increase and cost reductions of our new products are realized, we anticipate that gross profit will increase.

Operating Expenses

The table below provides detail regarding our operating expenses (in millions):

	Operating Expenses
	For the Three Months		Increase (Decrease) —
	Ended March 31,		2004 vs. 2003
	2004	2003	$	%
SG&A	$17.5	$21.5	$(4.0)	(19)%
Provision for doubtful accounts	0.1	0.9	(0.8)	(89)%
R&D	16.2	14.9	1.3	9%
Restructuring & impairment	6.2	0.3	5.9	1967%
Amortization of intangibles	8.9	8.7	0.2	2%

Total	$48.9	$46.3	$2.6	6%

Selling, General, and Administrative, or SG&A, Expenses

Several factors contributed to the decrease in SG&A quarter over quarter:

•	SG&A expenses for 2003 included a charge of approximately $2.2 million related to the write-off of customer-relations software.

•	We have implemented several actions to reduce both SG&A and R&D costs over the past year. These actions include reductions in force and curtailment of certain employee benefits, including the cessation of the employer match in 401k contributions in mid-2003.

•	Offsetting the above, we recorded severance costs of approximately $0.6 million and stock compensation expense of approximately $0.2 million in 2004. As a result of our 2003 option exchange program, approximately 1.2 million stock options are subject to variable accounting. For further discussion on our stock compensation expense related to the option exchange program, see Note 3 of Notes to the Consolidated Financial Statements.

Research & Development Expenses

We continue to aggressively invest in research and development. Our primary focus is on products that allow MSOs to capture new revenues, in particular, high-speed data, VoIP, and Video over IP.

The increase in R&D expense quarter over quarter is primarily related to the addition of expense related to the acquisition of Atoga in March 2003 and Com21 in August 2003.

Restructuring and Impairment Charges

During the first quarter of 2004, ARRIS consolidated two facilities in Georgia, giving the Company the ability to house many of its core technology, marketing, and headquarter functions in a single building. This consolidation resulted in a restructuring charge of $6.2 million in the first quarter of 2004 related to lease commitments and the write-off of leasehold improvements.

During the first quarter of 2003, ARRIS evaluated the restructuring accruals related to previously closed facilities within our Broadband product category. Upon final review, we recorded an additional restructuring charge of $0.3 million during the quarter as a result of a change to the initial estimates used. See Note 8 of Notes to the Consolidated Financial Statements.

Amortization of Intangibles

Intangibles amortization expense for the three-month periods ended March 31, 2004 and 2003 was $8.9 million and $8.7 million, respectively. Our intangible assets represent existing technology acquired as a result of the Arris Interactive L.L.C. acquisition in the third quarter 2001, the Cadant, Inc. acquisition in the first quarter 2002, the Atoga Systems’ acquisition in the first quarter 2003, and the Com21 acquisition in the third quarter 2003. Amortization expense will decline significantly at the end of 2004. See Note 11 of Notes to Consolidated Financial Statements.

Other Expense (Income)

Interest Expense

Interest expense for the first quarter 2004 and 2003 was $1.6 million and $1.7 million, respectively. Interest expense reflects the cost of borrowings on our revolving line of credit (terminated in December 2003), amortization of deferred finance fees, and the interest paid on both the Notes due 2008 and the Notes due 2003. The balance of our outstanding convertible subordinated notes due 2008 was $75.0 million at March 31, 2004 as compared to approximately $125.0 million at March 31, 2003; however, as the notes were issued on March 15, 2003, the accrued interest expense on the Notes due 2008 was insignificant during first quarter 2003. Additionally, approximately $11.5 million was outstanding at March 31, 2003 related to the Notes due 2003. The overall increase in the average outstanding balances of the notes resulted in an increase in 2004 related to interest paid on the notes. However, this was offset with a decrease of approximately $0.7 million in amortization of deferred finance fees quarter over quarter as a portion of the deferred costs were written off in conjunction with the termination of the Credit Facility at the end of 2003.

Membership Interest Expense

In conjunction with the acquisition of Arris Interactive L.L.C., we issued to Nortel Networks a subordinated redeemable Class B membership interest in Arris Interactive with a face amount of $100.0 million. This membership interest earned a return of 10% per annum, compounded annually. For the three-month period ended March 31, 2003, we recorded membership interest expense of $2.4 million. The interest payment ceased upon redemption of the membership interest during the first quarter 2003.

Loss (Gain) on Debt Retirement

In February 2004, we called $50.0 million of the Notes due 2008 for redemption, and holders of the called notes elected to convert their notes into an aggregate of 10.0 million shares of common stock, rather than have the notes redeemed. Under the indenture’s terms for redemptions prior to March 18, 2006, we made a make-whole interest payment of approximately 0.5 million common shares, resulting in a charge of $4.4 million during the three months ended March 31, 2004.

During the first quarter 2003, ARRIS redeemed the entire Class B membership interest in Arris Interactive held by Nortel Networks for approximately $88.4 million. This discounted redemption resulted in a gain of approximately $28.5 million.

Loss (Gain) on Investments.

We hold certain investments in the common stock of publicly-traded companies and also hold a number of non-marketable equity securities. For further discussion on the classification and the accounting treatment of these investments, see the Investments section within Financial Liquidity and Capital Resources. During the three months ended March 31, 2004 and 2003, we recognized a loss (gain) on investments of $0.9 million and $(23) thousand, respectively.

Loss (Gain) in Foreign Currency

During the first quarter 2003, we recorded a foreign currency gain of approximately $(0.5) million, primarily driven by the fluctuation of the value of the euro, as compared to the U.S. dollar, as we have several European customers whose receivables and collections are denominated in euros. During the first quarter 2004, the effect of the foreign currency fluctuation on our receivables was immaterial.

Other Expense (Income)

Other expense (income) for the three-month periods ended March 31, 2004 and 2003 was $(0.4) million and $(0.1) million, respectively. The other income recorded during both quarters was primarily interest income.

Discontinued Operations

During the three months ended March 31, 2004, we recognized a partial recovery with respect to amounts previously written off associated with an Argentinean customer. Of this total gain of $0.9 million, approximately $0.3 million was related to discontinued products and was recorded in discontinued operations.

Financial Liquidity and Capital Resources

Overview

One of our key strategies is to maintain and improve our capital structure. The key metrics we focus on are summarized in the table below:

Liquidity & Capital Resources Data

	Three Months Ended March 31,
	2004	2003
	(in millions, except DSO and
	Turns)
Key Working Capital Items
Cash provided by (used in) operating activities	$7.8	$(12.0)
Cash on hand	$97.2	$76.6
Accounts Receivable, net	$57.9	$69.6
Days Sales Outstanding	47	75
Inventory	$73.4	$104.3
Inventory turns	4.0	2.6

Key Debt Items
Bank Revolver Debt	$—	$—
Convertible Notes due 2003	$—	$11.5
Convertible Notes due 2008	$75.0	$125.0

Capital Expenditures	$1.7	$1.1

Shares Owned by Nortel	5.0	22.0

% Owned by Nortel	5.8%	29.5%

Credit Facility

In August 2001, in conjunction with the acquisition of Arris Interactive L.L.C., we entered into an asset-based credit facility with customary terms and covenants. The facility was necessary to close the transaction and to provide appropriate working capital for the business. We were borrowers under this facility until October 2001. After that time we generated sufficient funds from the other actions listed above, and from operations, to pay off the facility. We ended 2003 with a cash position of approximately $85 million. The facility was to expire on August 3, 2004. In the fourth quarter of 2003, we reviewed the need to renew or replace the facility and concluded that the cost benefit of renewing was not sufficient. In December 2003, we chose to terminate the facility. This was driven in part by our cash reserves, our perspective on future cash flows, and our belief that a commercially reasonable facility would be available to us in the future, given our asset base, if we required it.

Inventory & Accounts Receivable Programs

We place a strong emphasis on working capital management, particularly with respect to accounts receivable and inventory. We use turns to evaluate inventory management and days sales outstanding, or DSOs, to evaluate accounts receivable management. As the table above indicates, we have improved our performance, particularly as evidenced by the first quarter 2004 turns of 4.0 and DSOs of 47 days.

Looking forward, we do not anticipate a significant reduction in DSOs. It is possible that DSOs may increase, particularly if the international content of our business increases as international customers typically have longer payment terms. In the near term, we do anticipate an increase in our inventory levels and a decrease in turns as we plan to increase our inventory levels of certain key items.

Summary of Current Liquidity Position and Potential for Future Capital Raising

We believe our current liquidity position, with approximately $97 million cash on hand as of March 31, 2004, together with the prospects for continued generation of cash from operations are adequate for our short- and medium-term business needs. However, a key part of our overall long-term strategy may be implemented through additional acquisitions. In order to be prepared to make acquisitions generally or in connection with particular acquisitions, it is possible that we will raise capital through private, public, share, and/or debt offerings. We believe we will have the ability to access the capital markets with commercially reasonable terms.

Commitments

Our contractual obligations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003. The balance of our long term debt related to the Notes due 2008 was $75.0 million as of March 31, 2004 as compared to $125.0 million as of December 31, 2003. The decrease was the result of the conversion of $50.0 million of the notes into shares of common stock during the first quarter 2004, as previously discussed. This is the only material change to our contractual obligations since December 31, 2003.

Cash Flow

Below is a table setting forth the key lines of our Consolidated Statements of Cash Flows (in millions):

	For the Three Months Ended
	March 31,
	2004	2003
Cash provided by (used in) operating activities	$7.8	$(12.0)
Cash provided by (used in) investing	(1.7)	(1.6)
Cash provided by (used in) financing	6.2	(8.3)

Net increase (decrease) in cash	$12.3	$(21.9)

Operating Activities:

Below are the key line items affecting cash from operating activities (in millions):

	For the Three Months Ended
	March 31,
	2004	2003
Net income (loss) after non-cash adjustments	$(0.3)	$(8.0)
(Increase)/Decrease in accounts receivable	(1.6)	10.6
(Increase)/Decrease in inventory	5.2	0.2
All other — net	4.5	(14.8)

Cash provided by operating activities	$7.8	$(12.0)

•	We generated significant cash flow from the reductions in inventory over the past year. This was the result of a strong management focus on reducing inventory levels. Our first quarter 2004 inventory turns were 4.0.

•	Trade accounts receivables at the end of the first quarter 2003 included approximately 18.6 million euros due from Cabovisao, of which a substantial portion was past due. The increased DSOs in the first quarter 2003 was predominantly due to the outstanding balance from Cabovisao. During the fourth quarter of 2003, we sold the Cabovisao accounts receivable to an unrelated third party for approximately $10.1 million.

•	While we believe we may be able to further improve our working capital position, future cash flow from operating activities will be more dependent on net income after adjustment for non-cash items.

Investing Activities:

Below are the key line items affecting investing activities (in millions):

	For the Three Months Ended
	March 31,
	2004	2003
Capital expenditures	$(1.7)	$(1.1)
Acquisitions/Other	—	(0.5)

Cash provided by (used in) investing activities	$(1.7)	$(1.6)

     Capital Expenditures —

Capital expenditures are mainly for test equipment and computing equipment. We anticipate investing $8.0 million to $10.0 million in 2004.

     Acquisitions/Other —

This represents cash investments we have made in the acquisition of Atoga.

Financing Activities:

Below are the key items affecting our financing activities (in millions):

	For the Three Months Ended
	March 31,
	2004	2003
Proceeds from issuance of debt	$—	$125.0
Redemption of Class B membership interest	—	(88.4)
Repurchase and retirement of common stock	—	(28.0)
Payments on capital lease obligations	—	(0.4)
Payments on debt obligations	(0.3)	(12.4)
Deferred finance costs paid	—	(4.7)
Proceeds from issuance of stock	6.5	0.6

Cash provided by (used in) financing activities	$6.2	$(8.3)

As can be seen from the above table, we have substantially refinanced our capital structure over the past year. We have eliminated our Notes due 2003 and the Class B membership interest. We accomplished this by using cash from operating activities, selling non-core product lines and issuing $125 million Notes due 2008 in the first quarter 2003. During the first quarter 2004, approximately $6.5 million was raised from the issuance of stock, primarily related to the exercise of stock options by employees.

Interest Rates

As of March 31, 2004, we did not have any floating rate indebtedness. At March 31, 2004, we did not have any outstanding interest rate swap agreements.

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

We have certain international customers who are billed in their local currency. The monetary value of this business has increased since the acquisition of Arris Interactive L.L.C. and its corresponding international customer base formerly served through Nortel Networks distribution channels. We have implemented a hedging strategy and enter into forward contracts based on a percentage of expected foreign currency receipts. The percentage can vary, based on the predictability of cash receipts. We will periodically review our accounts receivable in foreign currency and purchase forward contracts when appropriate. As of March 31, 2004, we had no forward contracts outstanding.

Financial Instruments

In the ordinary course of business, we, from time to time, will enter into financing arrangements with customers. These financial instruments include letters of credit, commitments to extend credit and guarantees of debt. These agreements could include the granting of extended payment terms that result in longer collection periods for accounts receivable and slower cash inflows from operations and/or could result in the deferral of revenue. As of March 31, 2004 and December 31, 2003, we had approximately $9.5 million and $6.1 million, respectively, outstanding under letters of credit which were cash collateralized. The cash collateral is held in the form of restricted cash.

Investments

We held certain investments in the common stock of publicly-traded companies, which were classified as trading securities. These investments totaled $0.2 million at March 31, 2003. The remaining shares of common stock were sold during 2003 and the investment was $0 at March 31, 2004. Changes in the market value of these securities and gains or losses on related sales of these securities were recognized in income and resulted in a pre-tax gain of $23 thousand for the three months ended March 31, 2003.

We also hold certain investments in the common stock of publicly-traded companies totaling approximately $0.6 million at March 31, 2004, which are classified as available for sale. Changes in the market value of these securities are typically recorded in other comprehensive income. These securities are also subject to a periodic impairment review, which requires significant judgment. As these investments have been below their cost basis for a period greater than six months, impairment charges of $0.4 million were recorded during the year ended December 31, 2003. During the three months ended March 31, 2004, additional impairment charges of $0.8 million were recorded.

In addition, we hold a number of non-marketable equity securities totaling approximately $0.8 million at March 31, 2004, which are classified as available for sale. The non-marketable equity securities are subject to a periodic impairment review, which requires significant judgment as there are no open-market valuations. During the three months ended March 31, 2004, we recorded a charge of approximately $0.1 million in relation to non-marketable equity securities deemed to be impaired based on various factors.

We offer a deferred compensation arrangement, which allows certain employees to defer a portion of their earnings and defer the related income taxes. These deferred earnings are invested in a “rabbi trust”, and are accounted for in accordance with Emerging Issues Task Force Issue No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested. A rabbi trust is a funding vehicle used to protect deferred compensation benefits from events (other than bankruptcy). The investment in the rabbi trust is classified as an investment on our balance sheet. At March 31, 2004 and 2003, we had an accumulated unrealized gain related to the rabbi trust of approximately $0.8 million and $0.2 million, respectively, included in comprehensive income.

Capital Expenditures

Capital expenditures are made at a level designed to support the strategic and operating needs of the business. ARRIS’ capital expenditures were $1.7 million and $1.1 million for the three months ended March 31, 2004 and

2003, respectively. ARRIS had no significant commitments for capital expenditures at March 31, 2004. Management expects to invest approximately $8.0 million to $10.0 million in capital expenditures for the fiscal year 2004.

Critical Accounting Estimates

The accounting and financial reporting policies of the Company are in conformity with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management has discussed the development and selection of the Company’s critical accounting estimates with the audit committee of the Company’s Board of Directors and the audit committee has reviewed the Company’s related disclosures. Our critical accounting policies and estimates are disclosed extensively in our Form 10-K for the year ended December 31, 2003, as filed with the United States Securities and Exchange Commission. Our critical accounting estimates have not changed in any material respect nor have we adopted any new critical policies during the three months ended March 31, 2004.

Forward-Looking Statements

Certain information and statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report, including statements using terms such as “may,” “expect,” “anticipate,” “intend,” “estimate,” “believe,” “plan,” “continue,” “could be,” or similar variations or the negative thereof, constitute forward-looking statements. These statements include, among others, statements that are based on current expectations, estimates, forecasts, and projections about the markets in which we operate and management’s beliefs and assumptions regarding these markets and that concern our product sales and margins, market opportunities, certification achievement, product demand and industry capacity, future actions of participants in our industry, our business strategy, our inventory and accounts receivable, our liquidity position, our ability to access capital markets and our acquisition plans. We caution investors that forward-looking statements made by us are not guarantees of future performance and that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. Important factors that could cause results or events to differ from current expectations are described in the risk factors below. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. In providing forward-looking statements, we expressly disclaim any obligation to update publicly or otherwise these statements, whether as a result of new information, future events or otherwise except to the extent required by law.

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

Further, several of our customers have accumulated significant levels of debt and have announced financial restructurings, including bankruptcy filings. For example, Adelphia has been operating under bankruptcy since the first half of 2002 and Cabovisao’s Canadian parent, Csii, has been operating under bankruptcy protection since the middle of 2003. Even if the financial health of that company and other customers improve, we cannot assure you that these customers will be in a position to purchase new equipment at levels we have seen in the past. In addition, the bankruptcy filing of Adelphia in June 2002 has further heightened concerns in the financial markets about the domestic cable industry. The concern, coupled with the current uncertainty and volatile capital markets, has affected the market values of domestic cable operators and may further restrict their access to capital.

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

Our two largest customers are Cox Communications and Comcast. For the quarter ended March 31, 2004, sales to Cox Communications accounted for approximately 24.9% of our total revenues, while sales to Comcast accounted for approximately 24.8%. We currently are the exclusive provider of telephony products for both Cox

Communications and, in eight metro areas, Comcast. We are also a primary vendor for C4 CMTS to Comcast. The loss of Cox Communications, Comcast, or one of our other large customers, or a significant reduction in the services provided to any of them would have a material adverse impact on our business.

The broadband products, which we develop and sell, are subject to technological change and a trend towards open standards, which may impact our future sales and margins.

The broadband products we sell are subject to continuous technological evolution. Further, the cable industry has and will continue to demand a move towards open standards. The move towards open standards is expected to increase the number of MSOs who will offer new services, in particular, telephony. This trend is also expected to increase the number of competitors and drive down the capital costs per subscriber deployed. These factors may adversely impact both our future revenues and margins.

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

In late April 2004, we received notice from AG Communications, one of our key contract manufacturers that it will be closing its facility effective September 30, 2004. We are working with AG Communications and other contract manufacturers to secure an effective transition to other supplier(s). It is possible that we may be impacted by this transition.

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

In the past, we have used interest rate swap agreements, with large creditworthy financial institutions, to manage our exposure to interest rate changes. These swaps would involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. During the quarter ended March 31, 2004, we did not have any outstanding interest rate swap agreements.

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

We have certain international customers who are billed in their local currency. The monetary value of this business has increased since the acquisition of Arris Interactive L.L.C. and its corresponding international customer base formerly served through Nortel Networks. Changes in the monetary exchange rates may adversely affect our results of operations and financial condition. To manage the volatility relating to these typical business exposures, we may enter into various derivative transactions, when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. The euro and the yen are the predominant currencies of those customers who are billed in their local currency. Taking into account the effects of foreign currency fluctuations of the euro and the yen versus the dollar, a hypothetical 10% weakening of the U.S. dollar (as of March 31, 2004) would provide a gain on foreign currency of approximately $0.8 million. Conversely, a hypothetical 10% strengthening of the U.S. dollar would provide a loss on foreign currency of approximately $0.8 million. As of March 31, 2004, we had no material contracts, other than accounts receivable, denominated in foreign currencies.

We will periodically review our accounts receivable in foreign currency and purchase forward contracts when appropriate. As of March 31, 2004, we had no forward contracts outstanding.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

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

Reports on Form 8-K

On January 6, 2004, we furnished a report on Form 8-K relating to Items 7 and 12.

On February 4, 2004, we furnished a report on Form 8-K relating to Items 7, 9 and 12.

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARRIS GROUP, INC.
/s/ David B. Potts David B. Potts Executive Vice President, Chief Financial Officer and Chief Information Officer

Dated: May 10, 2004