Form 10-Q
period 2004-06-30
ARRIS GROUP INC
filed 2004-08-09
CIK 1141107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

For the quarter ended June 30, 2004

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

ARRIS Group, Inc. is an accelerated filer.

As of July 31, 2004, 87,267,587 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

ARRIS GROUP, INC.
FORM 10-Q
For the Quarter Ended June 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ARRIS GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$100,347	$84,882
Restricted cash	5,267	6,135
Accounts receivable (net of allowances for doubtful accounts of $5,413 in 2004 and $4,446 in 2003)	63,392	56,344
Other receivables	1,817	1,280
Inventories	74,533	78,562
Other current assets	13,172	7,900

Total current assets	258,528	235,103
Property, plant and equipment (net of accumulated depreciation of $54,185 in 2004 and $53,823 in 2003)	23,067	25,376
Goodwill	150,569	150,569
Intangibles (net of accumulated amortization of $94,605 in 2004 and $76,756 in 2003)	12,513	30,362
Investments	4,307	5,504
Other assets	3,368	4,945

	$452,352	$451,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,452	$24,389
Accrued compensation, benefits and related taxes	9,202	4,267
Current portion of long-term debt	2	1,073
Current portion of capital lease obligations	—	14
Other accrued liabilities	33,318	34,683

Total current liabilities	75,974	64,426
Long-term debt, net of current portion	75,000	125,092
Other long-term liabilities	14,445	12,960

Total liabilities	165,419	202,478
Stockholders’ equity:
Preferred stock, par value $1.00 per share, 5.0 million shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share, 320.0 million shares authorized; 87.0 million and 75.4 million shares issued and outstanding in 2004 and 2003, respectively	887	773
Capital in excess of par value	645,390	586,008
Accumulated deficit	(352,726)	(328,642)
Unrealized holding gain on marketable securities	1,012	771
Unearned compensation	(6,168)	(8,104)
Unfunded pension losses	(1,293)	(1,293)
Cumulative translation adjustments	(169)	(132)

Total stockholders’ equity	286,933	249,381

	$452,352	$451,859

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	$120,537	$101,710	$232,165	$193,053
Cost of sales	80,185	74,525	155,519	141,124

Gross profit	40,352	27,185	76,646	51,929
Operating expenses:
Selling, general and administrative expenses	18,495	20,451	36,039	41,989
Provision for doubtful accounts	252	6,875	296	7,718
Research and development expenses	16,323	16,355	32,500	31,214
Restructuring and impairment charges	876	—	7,051	336
Amortization of intangibles	8,927	8,764	17,849	17,472

	44,873	52,445	93,735	98,729

Operating income (loss)	(4,521)	(25,260)	(17,089)	(46,800)
Other expense (income):
Interest expense	1,081	2,990	2,645	4,654
Membership interest	—	—	—	2,418
Loss (gain) on debt retirement	—	—	4,406	(28,506)
Loss on investments	580	1,037	1,439	1,014
Loss (gain) in foreign currency	136	(1,486)	139	(1,968)
Other expense (income), net	(95)	(32)	(509)	(89)

Income (loss) from continuing operations before income taxes	(6,223)	(27,769)	(25,209)	(24,323)
Income tax expense	37	—	46	—

Net income (loss) from continuing operations	(6,260)	(27,769)	(25,255)	(24,323)
Income (loss) from discontinued operations	832	—	1,171	—

Net income (loss)	$(5,428)	$(27,769)	$(24,084)	$(24,323)

Net income (loss) per common share -
Basic and diluted:
Income (loss) from continuing operations	$(0.07)	$(0.37)	$(0.30)	$(0.31)
Income (loss) from discontinued operations	0.01	—	0.01	—

Net income (loss)	$(0.06)	$(0.37)	$(0.29)	$(0.31)

Weighted average common shares:
Basic and diluted	87,113	74,992	82,971	78,509

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2004	2003
Operating activities:
Net income (loss)	$(24,084)	$(24,323)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	5,326	9,670
Amortization of intangibles	17,849	17,472
Amortization of unearned compensation	1,624	1,253
Amortization of deferred finance fees	384	2,154
Provision for doubtful accounts	296	7,718
Loss on disposal of fixed assets	95	5
Loss (gain) on investments	1,439	1,014
Cash proceeds from sale of trading securities	—	130
Loss (gain) on debt retirement	4,406	(28,506)
Changes in operating assets and liabilities, net of effect of acquisitions and disposals:
Accounts receivable	(7,344)	18,080
Other receivables	(537)	1,865
Inventory	4,029	(1,446)
Accounts payable and accrued liabilities	15,436	(16,836)
Accrued membership interest	—	2,418
Other, net	(4,888)	420

Net cash provided by (used in) operating activities	14,031	(8,912)
Investing activities:
Purchases of property, plant and equipment	(4,380)	(2,618)
Cash proceeds from sale of Actives product line	—	1,800
Cash paid for acquisition, net of cash acquired	(50)	(558)

Net cash provided by (used in) investing activities	(4,430)	(1,376)
Financing activities:
Proceeds from issuance of bonds	—	125,000
Redemption of preferred membership interest	—	(88,430)
Repurchase and retirement of common stock	—	(28,000)
Payments on capital lease obligations	(14)	(834)
Payments on debt obligations	(1,163)	(23,969)
Deferred financing costs paid	—	(5,278)
Proceeds from issuance of stock	7,041	607

Net cash provided by (used in) financing activities	5,864	(20,904)
Net increase (decrease) in cash and cash equivalents	15,465	(31,192)
Cash and cash equivalents at beginning of period	84,882	98,409

Cash and cash equivalents at end of period	$100,347	$67,217

Noncash investing and financing activities:
Net tangible assets acquired, excluding cash	$—	$1,013
Net liabilities assumed	50	(1,162)
Intangible assets acquired, including goodwill	—	707

Cash paid for acquisition, net of cash acquired	$50	$558

Equity issued in exchange for 4½% convertible subordinated notes due 2008	$50,000	$—

Equity issued for make-whole interest payment - 4½% convertible subordinated notes due 2008.	$4,406	$—

Supplemental cash flow information:
Interest paid during the period	$2,915	$665

Income taxes paid during the period	$188	$45

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

Note 3. Stock-Based Compensation

The Company uses the intrinsic value method for valuing its awards of stock options and restricted stock and records the related compensation expense, if any, in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Except as described below, no stock-based employee or director compensation cost for stock options is reflected in net income, as all options granted have exercise prices equal to the market value of the underlying common stock on the date of grant. The Company records compensation expense related to its restricted stock awards and director stock units. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-based Compensation – Transition and Disclosure, to all stock-based employee compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	(in thousands, except per share data)
	(unaudited)
	2004	2003	2004	2003
Net income (loss), as reported	$(5,428)	$(27,769)	$(24,084)	$(24,323)
Add: Stock-based employee compensation included in reported net income, net of taxes	575	809	1,624	1,253
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of taxes	(3,972)	(6,261)	(7,212)	(13,065)

Net income (loss), pro forma	$(8,825)	$(33,221)	$(29,672)	$(36,135)

Net income (loss) per common share:
Basic and diluted – as reported	$(0.06)	$(0.37)	$(0.29)	$(0.31)

Basic and diluted – pro forma	$(0.10)	$(0.44)	$(0.36)	$(0.46)

In 2003, the Company offered to all eligible employees the opportunity to exchange certain outstanding stock options for restricted shares of ARRIS common stock. As a result, ARRIS cancelled options to purchase approximately 4.7 million shares of common stock and granted approximately 1.5 million restricted shares in exchange. Employees tendered approximately 76% of the options eligible to be exchanged under the program. In accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, the Company recorded a fixed compensation expense equal to the fair market value of the shares of restricted stock granted through the offer; this cost is being amortized over the four-year vesting period for the restricted shares. All eligible options that were not surrendered for exchange are subject to variable accounting. This variable accounting charge will fluctuate in accordance with the market price of ARRIS common stock until such stock options are exercised, forfeited, or expire unexercised. During the three months ended March 31, 2004, ARRIS recognized compensation expense of approximately $0.2 million related to the vested portion of these options. However, the market price of ARRIS common stock declined during the second quarter and the Company marked-to-market the vested portion of the options subject to variable accounting, resulting in compensation income of approximately $0.2 million. As of June 30, 2004, there were approximately 1.1 million options outstanding subject to variable accounting, of which approximately 0.7 million were vested. Approximately 95% of the eligible options have an exercise price of $11.00 or less, and become fully vested over the next two years.

Note 4. Pension Benefits

Components of Net Periodic Pension Benefit Cost

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
	(unaudited)
Service cost	$142	$191	$283	$381
Interest cost	316	337	631	675
Expected return on plan assets	(224)	(188)	(447)	(377)
Amortization of prior service cost	139	138	279	276
Amortization of net (gain) loss	(23)	3	(46)	6

Net periodic pension cost	$350	$481	$700	$961

Employer Contributions

No minimum funding contributions are required in 2004; however, the Company may make a voluntary contribution. During the three and six months ended June 30, 2004, the Company contributed $0 and $14 thousand, respectively, to the plan.

Note 5. Guarantees

Warranty

ARRIS provides warranties of various lengths to customers based on the specific product and the terms of individual agreements. The Company provides for the estimated cost of product warranties based on historical trends, the embedded base of product in the field, failure rates, and repair costs at the time revenue is recognized. Expenses related to product defects and unusual product warranty problems are recorded in the period the problem is identified. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers, the estimated warranty obligation could be affected by changes in ongoing product failure rates, material usage and service delivery costs incurred in correcting a product failure as well as specific product failures outside of ARRIS’ baseline experience. If actual product failure rates, material usage or service delivery costs differ from estimates, revisions (which could be material) would be recorded against the warranty liability. ARRIS evaluates its warranty obligations on an individual product basis.

The Company offers extended warranties and support service agreements on certain products. Revenue from these agreements is deferred at the time of the sale and recognized as revenue on a straight-line basis over the contract period. Costs of services performed under these types of contracts are charged to expense as incurred, which approximates the timing of the revenue stream.

The changes in ARRIS’ aggregate product warranty liabilities were as follows for the six months ended June 30, 2004 (in thousands):

Balance at December 31, 2003	$4,633
Accruals related to warranties (including changes in estimates)	3,172
Settlements made (in cash or in kind)	(3,397)

Balance at June 30, 2004 (unaudited)	$4,408

Note 6. Disposal of Keptel and Actives Product Lines

Upon evaluation and review of the ARRIS product portfolio, the Company concluded that the Keptel telecommunications product line was not core to its long-term strategy and thus sold the product line on April 24, 2002. The transaction included a distribution agreement whereby the Company will continue to distribute certain Keptel products to cable operators. Prior to the sale of the Keptel product line, the related products were manufactured by Keptel and were subsequently sold either directly by Keptel’s sales force to non-cable operators or through Telewire, ARRIS’ distribution arm. Although a few Keptel products are still distributed by Telewire in accordance with the distribution agreement from the new owner, they are no longer manufactured by the Company. The Keptel products distributed represented approximately $1.0 million and $1.6 million of sales for the three months ended June 30, 2004 and 2003, respectively, and $2.1 million and $3.5 million of sales for the six months ended June 30, 2004 and 2003, respectively. As of June 30, 2004, approximately $0.4 million related to outside fees associated with the disposal remained in an accrual to be paid. The remaining payments are expected to be complete by the end of 2004.

Upon continued review of ARRIS’ product portfolio, the Company sold its Actives product line to Scientific-Atlanta on November 21, 2002, for net proceeds of $31.8 million. As of June 30, 2004, approximately $0.1 million related to severance and approximately $0.3 million related to other shutdown expenses remained in an accrual to be paid. The remaining payments are expected to be complete by the end of 2004.

During the second quarter 2004, the Company recorded income from discontinued operations of $0.8 million with respect to the Actives and Keptel product lines as a result of changes in estimates related to real estate, vendor liabilities, and other accruals. During the first quarter of 2004, the Company recognized a partial recovery with respect to inventory previously written off associated with an Argentinean customer. Of the total gain of $0.9 million, approximately $0.3 million related to the discontinued operations of Actives and Keptel.

The Company’s Actives and Keptel telecommunications product lines qualified as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, the results of these product lines have been classified as discontinued operations for all periods presented. Keptel products for cable companies, which have been and continue to be sold by Telewire, are included in continuing operations for all periods presented.

Note 7. Business Acquisitions

Acquisition of Certain Assets of Com21

On August 13, 2003, the Company acquired certain cable modem termination system (“CMTS”) related assets of Com21, including the stock of its Irish subsidiary. Under the terms of the agreement, ARRIS obtained accounts receivable, inventory, fixed assets, other current prepaid assets, and existing technology in exchange for approximately $2.4 million of cash, of which $2.2 million has been paid, and the assumption of approximately $0.7 million in liabilities. The Company retained $0.2 million of the cash consideration to protect against any liabilities ARRIS may be required to pay resulting from Com21 activity prior to the acquisition date, of which approximately $0.1 million has been paid for such liabilities since the acquisition date. The Company also incurred approximately $0.2 million of legal and professional fees associated with the transaction. ARRIS retained approximately 50 Com21 employees. The Company completed this acquisition because it believes that the acquired product line, along with the existing product offerings of ARRIS, will allow the Company to reach smaller scale cable systems domestically and internationally.

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

Supplemental Pro Forma Information

Presented below is a summary of unaudited pro forma combined financial information for the Company, the Com21 CMTS business, and Atoga Systems to give effect to the transactions. This summary unaudited pro forma combined financial information for 2003 is derived from the historical financial statements of the Company, the Com21 CMTS business, and Atoga Systems. This information assumes the transactions were consummated at the beginning of the applicable period. This information is presented for illustrative purposes only and does not purport to represent what the financial position or results of operations of the Company, Com21, and Atoga Systems, or the combined entity would actually have been had the transaction occurred at the applicable dates, or to project the Company’s, Atoga Systems’, and the Com21 CMTS business’, or the combined entity’s results of operations for any future period or date. The actual results of the Com21 CMTS business are included in the Company’s operations commencing August 13, 2003. The actual results of Atoga Systems are included in the Company’s operations commencing March 21, 2003.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
	(unaudited)
Net sales	$120,537	$101,710	$232,165	$193,053
Gross profit	40,352	27,185	76,646	51,929
Operating income (loss)	(4,521)	(27,065)	(17,089)	(51,823)
Income (loss) before income taxes	(6,223)	(29,571)	(25,209)	(29,449)
Income (loss) from continuing operations	(6,260)	(29,571)	(25,255)	(29,449)
Income (loss) from discontinued operations	832	—	—	—
Net income (loss)	$(5,428)	$(29,571)	$(24,084)	$(29,449)

Net income (loss) per common share:
Basic and diluted	$(0.06)	$(0.39)	$(0.29)	$(0.38)

Weighted average common shares:
Basic and diluted	87,113	74,992	82,971	78,509

The following table represents the amount assigned to each major asset and liability caption of Com21 as of August 13, 2003 and Atoga Systems as of March 21, 2003, as adjusted:

	As of Acquisition Date
	(in thousands)
	Com21	Atoga Systems
Total current assets	$273	$330
Property, plant and equipment, net	$980	$683
Intangible assets	$1,929	$689
Total assets	$3,182	$1,702
Total current and long-term liabilities	$691	$1,162

Note 8. Restructuring and Impairment Charges

During the first quarter of 2004, ARRIS consolidated two facilities in Georgia, giving the Company the ability to house many of its core technology, marketing, and corporate headquarter functions in a single building. This consolidation resulted in a restructuring charge of $6.2 million in the first quarter of 2004 related to lease commitments and the write-off of leasehold improvements and other fixed assets. During the second quarter 2004, the Company increased its accrual by $0.1 million as a result of a change in estimate. As of June 30, 2004, approximately $4.8 million related to the lease commitments remained in the restructuring accrual to be paid. ARRIS expects to complete the remaining payments by the second quarter of 2009 (end of lease). Below is a table which summarizes the activity in the restructuring reserve (in millions):

	Writedown of
	Leasehold	Lease
	Improvements	Commitments	Total
Balance as of December 31, 2003	$—	$—	$—
2004 Provision	1.1	5.1	6.2
Non-cash expense	(1.1)	—	(1.1)
Q1 2004 payments	—	—	—

Balance as of March 31, 2004 (unaudited)	—	5.1	5.1
Adjustment to accrual	—	0.1	0.1
Q2 2004 payments	—	(0.4)	(0.4)

Balance as of June 30, 2004 (unaudited)	$—	$4.8	$4.8

On October 30, 2002, the Company announced that it would close its office in Andover, Massachusetts, which was primarily a product development and repair facility. The Company decided to close the office in order to reduce operating costs through consolidations of its facilities. The closure affected approximately 75 employees. In connection with these actions, the Company recorded a net charge of approximately $7.1 million in the fourth quarter of 2002. Included in this restructuring charge was approximately $2.2 million related to remaining lease payments, $2.7 million of fixed asset write-offs, $2.2 million of severance, and $0.5 million of other costs, net of a reduction of a bonus accrual related to the severed employees of $0.5 million. As of June 30, 2004, approximately $0.4 million related to lease commitments remained in the restructuring accrual to be paid. ARRIS expects to complete the remaining payments by the second quarter of 2006 (end of lease). Below is a table which summarizes the activity in the restructuring reserve (in millions):

	Lease	Employee	Other
	Commitments	Severance	Costs	Total
Balance as of December 31, 2002	$2.2	$2.1	$0.5	$4.8
2003 payments	(1.2)	(1.9)	—	(3.1)
Adjustments to accrual	—	(0.2)	(0.5)	(0.7)

Balance as of December 31, 2003	1.0	—	—	1.0
Q1 2004 payments	(0.3)	—	—	(0.3)

Balance as of March 31, 2004 (unaudited)	0.7	—	—	0.7
Q2 2004 payments	(0.3)	—	—	(0.3)

Balance as of June 30, 2004 (unaudited)	$0.4	$—	$—	$0.4

In the third quarter of 2001, the Company announced a restructuring plan to outsource the functions of most of its manufacturing facilities. This decision to reorganize was due in part to the ongoing weakness in industry spending patterns. Also during the third quarter 2001, the Company reserved for lease commitments related to two excess facilities in Atlanta. As a result of market conditions at that time, ARRIS had downsized and the facilities were vacant. Due to unforeseen delays in exiting the manufacturing facility after the shutdown, the Company increased its reserve by approximately $2.4 million (charged to discontinued operations) and $4.8 million ($4.4 million charged to discontinued operations and $0.4 million charged to continuing operations) during 2002 and 2003, respectively. These charges were largely offset by reductions in reserves for restructuring and discontinued operations in 2003 related to the favorable resolution of various vendor obligations and changes in estimate for warranties and certain other costs associated with the disposals. During the second quarter 2004, the Company increased its accrual by approximately $0.4 million as a result of a change in estimates primarily related to building leases. As of June 30, 2004, the remaining $2.9 million balance in the restructuring reserve related to lease terminations and other shutdown costs. The remaining costs are expected to be expended by the end of 2006 (end of lease). Below is a table which summarizes the activity in the accrual account (in millions):

	Lease
	Commitments	Employee
	& Other Costs	Severance	Total
Balance as of December 31, 2002	$2.0	$0.8	$2.8
2003 payments	(2.5)	(0.5)	(3.0)
Adjustments to accrual	5.0	(0.2)	4.8

Balance as of December 31, 2003	4.5	0.1	4.6
Q1 2004 payments	(0.4)	—	(0.4)

Balance as of March 31, 2004 (unaudited)	4.1	0.1	4.2
Q2 2004 payments	(1.6)	—	(1.6)
Adjustments to accrual	0.4	(0.1)	0.3

Balance as of June 30, 2004 (unaudited)	$2.9	$—	$2.9

Note 9. Inventories

Inventories are stated at the lower of average, approximating first-in, first-out, cost or market. The components of inventory are as follows, net of reserves (in thousands):

	June 30,	December 31,
	2004	2003
	(unaudited)
Raw material	$3,529	$3,707
Finished goods	71,004	74,855

Total inventories	$74,533	$78,562

Note 10. Property, Plant and Equipment

Property, plant and equipment, at cost, consisted of the following (in thousands):

	June 30,	December 31,
	2004	2003
	(unaudited)
Land	$1,822	$1,822
Building and leasehold improvements	7,364	8,033
Machinery and equipment	68,066	69,344

	77,252	79,199
Less: Accumulated depreciation	(54,185)	(53,823)

Total property, plant and equipment, net	$23,067	$25,376

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

The carrying amount of goodwill for the year ended December 31, 2003 and for the six months ended June 30, 2004 was $150.6 million.

The gross carrying amount and accumulated amortization of the Company’s intangible assets, other than goodwill, as of June 30, 2004 and December 31, 2003 are as follows (in thousands):

	June 30, 2004			December 31, 2003
	(unaudited)
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
Existing technology acquired:
Arris Interactive L.L.C	$51,500	$(49,929)	$1,571	$51,500	$(41,345)	$10,155
Cadant, Inc.	53,000	(43,828)	9,172	53,000	(34,995)	18,005
Atoga Systems	689	(285)	404	689	(170)	519
Com21	1,929	(563)	1,366	1,929	(246)	1,683

Total	$107,118	$(94,605)	$12,513	$107,118	$(76,756)	$30,362

Amortization expense recorded on the intangible assets listed in the above table was $8.9 million and $17.8 million for the three and six month periods ended June 30, 2004, respectively, and $8.8 million and $17.5 million for the same periods in 2003. The estimated remaining amortization expense for the next five fiscal years is as follows (in thousands):

2004	$10,842
2005	$1,212
2006	$459
2007	$—
2008	$—

Note 12. Long-Term Obligations

Long-term debt, capital lease obligations and other long-term obligations consist of the following (in thousands):

	June 30,	December 31,
	2004	2003
	(unaudited)
Capital lease obligations	$—	$14
Machinery and equipment notes payable	2	1,165
4½% convertible subordinated notes due 2008	75,000	125,000
Other liabilities	14,445	12,960

Total debt, capital lease obligations and other liabilities.	89,447	139,139
Less current portion	(2)	(1,087)

Total long term debt, capital lease obligations and other long-term liabilities	$89,445	$138,052

On March 18, 2003, the Company issued $125.0 million of 4½% convertible subordinated notes due 2008 (“Notes”). The Notes are convertible, at the option of the holder, at any time prior to maturity, into the Company’s common stock at a conversion price of $5.00 per share, subject to adjustment. The Notes pay interest semi-annually on March 15 and September 15 of each year. The Company may redeem the Notes at any time, plus accrued and unpaid interest subject to certain conditions. If redeemed on or before March 18, 2006, an interest make-whole payment is required. In February 2004, the Company called $50.0 million of the Notes for redemption, and the holders of the called Notes elected to convert those Notes into an aggregate of 10.0 million shares of common stock rather than have the Notes redeemed. Under the indenture’s terms for redemptions prior to March 18, 2006, the Company made a make-whole interest payment of approximately 0.5 million common shares, resulting in a charge of $4.4 million during the first quarter of 2004. As of June 30, 2004, there were $75.0 million of the Notes outstanding.

As of June 30, 2004 and December 31, 2003, the Company had approximately $5.3 million and $6.1 million, respectively, outstanding under letters of credit, which are cash collateralized, and classified as restricted cash on the Consolidated Balance Sheets.

In connection with the acquisition of Arris Interactive L.L.C. in August 2001, Nortel Networks exchanged its ownership interest in Arris Interactive L.L.C. for ARRIS common stock and a subordinated redeemable Class B membership interest in Arris Interactive L.L.C. with a face amount of $100.0 million. In June 2002, the Company entered into an option agreement with Nortel Networks that permitted ARRIS to redeem the Class B membership interest in Arris Interactive L.L.C. at a discount of 21% prior to June 30, 2003. To further induce the Company to redeem the Class B membership interest, Nortel Networks offered to forgive approximately $5.9 million of the amount owed to Nortel Networks if the Company redeemed it prior to March 31, 2003. During the first quarter 2003, the Company redeemed the Class B membership interest. This transaction resulted in a gain of approximately $28.5 million that was recorded in operations in accordance with SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.

In conjunction with the acquisition of Cadant, Inc. and Atoga Systems, the Company assumed capital lease obligations and a note payable related to machinery and equipment. The leases required future rental payments until 2005; however, during the third quarter 2003, the Company paid the remaining Cadant lease payments at an early buyout discount using the proceeds of a new note payable. The new note payable is due January 2005 with an interest rate of 5% per annum. The balance of the remaining capital lease obligations and notes payable at June 30, 2004 and December 31, 2003 was approximately $2 thousand and $1.2 million, respectively.

As of June 30, 2004, the Company had approximately $14.4 million of other long-term liabilities, which included $9.6 million related to its accrued pension, $2.8 million related to its deferred compensation obligations, and $2.0 million related to a customer advance for a long-term project. As of December 31, 2003, the Company had approximately $13.0 million of other long-term liabilities, which included $8.8 million related to its accrued pension, $2.7 million related to its deferred compensation obligations, and $1.5 million related to a customer advance.

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

Note 13. Comprehensive Income (Loss)

Comprehensive income (loss), which is recorded as a separate component of stockholders’ equity, includes the following components (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)
	2004	2003	2004	2003
Net income (loss)	$(5,428)	$(27,769)	$(24,084)	$(24,323)
Changes in unrealized holding loss (gain) on marketable securities	231	(355)	241	(137)
Change in translation adjustments	2	(78)	(37)	(63)

Comprehensive income (loss)	$(5,195)	$(28,202)	$(23,880)	$(24,523)

Note 14. Sales Information

A significant portion of the Company’s revenue is derived from sales to Comcast, Cox Communications and Liberty Media (including its affiliates J-COM, UGC, and VTR). Sales to these three customers for the three and six months ended June 30, 2004 and 2003 are set forth below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)
	2004	2003	2004	2003
Comcast	$36,546	$36,066	$64,213	$59,412
% of sales	30.3%	35.5%	27.7%	30.8%
Cox Communications	$23,949	$19,864	$51,799	$44,947
% of sales	19.9%	19.5%	22.3%	23.3%
Liberty Media (including affiliates)	$18,604	$11,720	$35,849	$18,594
% of sales	15.4%	11.5%	15.4%	9.6%

No other customer provided more than 10% of total sales for the three and six months ended June 30, 2004 and 2003.

The Company operates globally and offers products and services that are sold to cable system operators and telecommunications providers. The Company’s products and services are focused in two product categories: Broadband and Supplies. Consolidated revenue by principal product and service for the three and six months ended June 30, 2004 and 2003 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)
	2004	2003	2004	2003
Broadband	$78,814	$66,526	$150,932	$127,296
Supplies	41,723	35,184	81,233	65,757

Total sales	$120,537	$101,710	$232,165	$193,053

The Company sells its products in both North America and in international markets. The Company’s international revenue is generated from Asia Pacific, Europe, Latin America and Canada. The Asia Pacific market primarily includes China, Hong Kong, Japan, Korea, Singapore, and Taiwan. The European market primarily includes Austria, Belgium, France, Germany, Netherlands, Poland, Portugal, Spain, and Switzerland. The Latin American market primarily includes Argentina, Chile, Colombia, Mexico, and Puerto Rico. Sales to international customers were approximately $27.1 million and $51.9 million for the three and six months ended June 2004, respectively. International sales were $17.8 million and $36.5 million for the three and six months ended June 30, 2003.

As of June 30, 2004, ARRIS held approximately $1.4 million of assets in Ireland (related to its Com21 facility), comprised of $0.6 million of cash and $0.8 million of fixed assets.

Note 15. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods indicated (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)
	2004	2003	2004	2003
Basic:
Income (loss) from continuing operations	$(6,260)	$(27,769)	$(25,255)	$(24,323)
Income (loss) from discontinued operations	832	—	1,171	—

Net income (loss)	$(5,428)	$(27,769)	$(24,084)	$(24,323)

Weighted average shares outstanding	87,113	74,992	82,971	78,509

Basic earnings (loss) per share	$(0.06)	$(0.37)	$(0.29)	$(0.31)

Diluted:
Income (loss) from continuing operations	$(6,260)	$(27,769)	$(25,255)	$(24,323)
Income (loss) from discontinued operations	832	—	1,171	—

Net income (loss)	$(5,428)	$(27,769)	$(24,084)	$(24,323)

Weighted average shares outstanding	87,113	74,992	82,971	78,509
Net effect of dilutive stock options	—	—	—	—

Total	87,113	74,992	82,971	78,509

Diluted earnings (loss) per share	$(0.06)	$(0.37)	$(0.29)	$(0.31)

The convertible subordinated notes were antidilutive for all periods presented. The effects of the options and warrants were not presented for all periods presented as the Company incurred net losses during those periods and inclusion of these securities would be antidilutive.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our long-term goal is to be a leading provider of broadband access products and services. Our primary market and focus is cable system providers or multiple system operators, or MSOs; however, we regularly evaluate alternative outlets for our products and services, including telephone companies, local exchange companies, competitive local exchange carriers, and governmental agencies.

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

In executing this strategy we have faced certain industry developments and have implemented various actions. Below is a summary of key developments, actions, and significant accomplishments:

Industry Conditions – 2004 Key Developments

Spending by MSOs on New Revenue-Generating Services

MSOs continue to spend a larger percentage of their capital expenditures on equipment which allows them to create new revenue-generating opportunities, including high-speed data, telephony and digital video. We anticipate future increases in expenditures by the MSOs on products and services, which allow them to capitalize on these opportunities. In particular, we continue to see a growing number of MSOs, globally, increase their level of activity and purchases with respect to telephony, specifically VoIP telephony, using the open standards DOCSIS® architecture. DOCSIS® is the primary data standard specification for cable operators in North America entitled “Data Over Cable Service Interface Specification”. In the second quarter 2004 we saw tangible evidence of this increased activity, as we experienced a 191% increase in unit sales of our embedded multimedia terminal adapters, or E-MTAs, relative to the first quarter 2004.

Cable Operator Demand of Open Standards for Equipment and Services Related to High-Speed Data, Telephony and, Potentially, Digital Video

Each of the key new revenue-generating services (high-speed data, telephony and digital video) was originally made available to the MSOs by various companies using proprietary products; however, next generation products are being developed and deployed in compliance with open standards established by the cable industry. (See our 2003 Form 10-K as filed with the United States Securities and Exchange Commission for a full discussion of industry standards and open architecture.) We continue to see the industry move towards open standards architecture. We believe that the next key service that will be the focus of such standards is digital video over IP, which is the digitization, packetization and transmission of video content to consumers in IP format. In anticipation of this new, developing market, we announced in April 2004 the introduction of our Q5™, a network edge device to support both MPEG-2TS/DVB-C content and DOCSIS® multimedia content delivery.

Consolidation of Our Customer Base

Consolidation of our customers has, and may in the future, affect purchases of our products. In the fourth quarter of 2002, Comcast completed its purchase of AT&T Broadband. Historically, AT&T Broadband had been our largest customer. AT&T Broadband, with the deployment of telephony as part of its core strategy, had been using our constant bit rate (“CBR”) products in many of its major markets. Comcast announced that, as its initial priority after its acquisition of AT&T Broadband, it would emphasize video and high-speed data operations and focus on improving the profitability of its telephony operations at the expense of subscriber growth. As a result, we experienced a significant decline in sales of our CBR telephony product to Comcast beginning in the fourth quarter of 2002, which we expect to continue for the foreseeable future.

It is possible other customer consolidations may occur that could also have an impact on future sales of our products, either positive or negative. In particular, Adelphia, which is operating under bankruptcy protection, has recently announced that it is considering selling its systems.

Product and Market – 2004 Key Developments

Key Market Developments

•	We continued to achieve market success with our C4 CMTS product and are actively pursuing opportunities with several MSOs. We continue to believe that the introduction of VoIP by multiple MSOs will provide us with a continuing robust market opportunity for our CMTS products. To date, our most significant customer for our C4 CMTS has been Comcast. We have been informed by Comcast that it is in the process of implementing a multi-vendor strategy. Until now, we have experienced near exclusivity with Comcast on current generation CMTS products. We cannot be sure of the extent or timing of the impacts from Comcast’s new vendor strategy.

•	We continued to achieve market success with our C3 CMTS product, particularly internationally.

•	We continued to have growing market success with our E-MTA products and anticipate substantial growth in sales of this product as MSOs launch VoIP telephony.

•	We continued to ship robust volumes of our CBR product. Our customers continued to expand their footprint with the purchase of HDT’s in the first half of 2004. As we have discussed previously, ultimately, we anticipate a decline in revenues of our CBR products, the timing of which is uncertain.

•	In June 2004, we announced that we would begin to distribute product for Colubris, Arcwave, Suttle, and coaXmedia through our distribution arm, Telewire.

•	In June 2004, we announced a three-year Global Purchase Agreement with Liberty Media Corporation to provide the full scope of our advanced broadband service solution for the provision of voice, video and data services to the broadband distribution companies in Liberty Media International Inc.

Key Product Developments

•	We received CableLabs DOCSIS 2.0 and PacketCable certification on our TM402P E-MTA (VoIP-enabled cable modem with battery back up) in April 2004.

•	We received DOCSIS 2.0 qualification on our C3 CMTS in April 2004.

•	In April 2004, we announced the introduction of our Q5™, a network edge device to support both MPEG-2TS/DVB-C content and DOCSIS® multimedia content delivery. The Q5™ is our first product aimed at the IP video portion of our market.

•	We received Euro-DOCSIS 2.0 and Euro-PacketCable certification on our TM402B E-MTA in June 2004.

•	We received DOCSIS 2.0 qualification on our C4 CMTS in June 2004.

•	During the third quarter of 2004, we expect to start shipping our new double density DOCSIS 2.0 C4 product in volume.

Gross Margins – 2004 Key Developments and Actions

•	As a result of a strong product mix, in particular the proportionately higher sales of Broadband products, and product cost reductions we improved gross margins to 33.5% in the second quarter of 2004.

•	Going forward, we anticipate a decline in gross margins. We expect that gross margins in the third quarter will be in the range of 26% - 30%. The ultimate gross margin will vary depending upon the achievement of sales projections, product mix, product cost (including the achievement and timing of product cost reduction targets). The expected decline is the result of:

o	An anticipated change in product mix as we expect to sell more E-MTAs (which have below average margins) relative to the sales of our C4 product (which has above average margins)

o	Start-up costs associated with the introduction of our new double density C4 product. These costs include preproduction and other related costs as we ramp production at our contract manufacturer, and, an initial higher unit product cost.

o	Higher costs associated with our E-MTA product. These costs include higher transportation costs as we anticipate that, for a period of time, we will have to air freight units to meet customer demand, coupled with a higher unit cost until product cost reduction programs are completed.

•	We are actively working on programs to improve our product mix, including programs to increase our market share of CMTS, and to reduce the cost of our E-MTA and CMTS products.

•	We continue to target gross margins of 30% and above in the future. The achievement and timing thereof, is uncertain as it will depend upon many factors including, amongst other things, our ultimate sales levels, product mix and product costs (including the achievement of product cost targets).

Capital Structure and Expense Structure – 2004 Key Actions

•	In the first quarter we redeemed $50.0 million of our 4½% convertible subordinated notes due 2008 for common stock, reducing our long term debt to $75.0 million.

•	We ended the second quarter with $100.3 million of cash.

•	We continue to closely watch and optimize our expense structure. In the first quarter we implemented a previously announced consolidation of facilities in Atlanta that is expected to provide savings of approximately $1.5 million on an annual basis.

Significant Customers

A significant portion of the Company’s revenue is derived from sales to Comcast, Cox Communications and Liberty Media (including its affiliates J-COM, UGC, and VTR). Sales to these three customers for the three and six months ended June 30, 2004 and 2003 are set forth below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Comcast	$36,546	$36,066	$64,213	$59,412
% of sales	30.3%	35.5%	27.7%	30.8%
Cox Communications	$23,949	$19,864	$51,799	$44,947
% of sales	19.9%	19.5%	22.3%	23.3%
Liberty Media (including affiliates)	$18,604	$11,720	$35,849	$18,594
% of sales	15.4%	11.5%	15.4%	9.6%

No other customer provided more than 10% of total sales for the three and six months ended June 30, 2004 and 2003.

Product Sourcing

We use contract manufacturers to produce products for us. Our largest contract manufacturers as of June 30, 2004 were Solectron, Mitsumi, and AG Communication Systems located in Mexico, the Philippines and the United States, respectively. In late April 2004, AG Communication Systems notified us that it will be closing its manufacturing facility, where our products have been manufactured, effective September 30, 2004. During the second quarter 2004, we entered into a contract with Plexus Services Corporation as a replacement facility for AG Communication Systems. This agreement is filed as an exhibit to this Form 10-Q.

Comparison of Operations for the Three and Six Months Ended June 30, 2004 and 2003

Net Sales

The table below sets forth our net sales for 2004 and 2003, for each of our product categories (in millions):

	Net Sales				Increase (Decrease) Between 2004 and 2003
	For the Three Months		For the Six Months		For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,		Ended June 30		Ended June 30
	2004	2003	2004	2003	$	%	$	%
Product Category:
Broadband	$78.8	$66.5	$150.9	$127.3	$12.3	18%	$23.6	19%
Supplies	41.7	35.2	81.3	65.8	6.5	18%	15.5	24%

Total sales	$120.5	$101.7	$232.2	$193.1	$18.8	18%	$39.1	20%

The table below sets forth our domestic and international sales for 2004 and 2003 (in millions):

	Net Sales				Increase (Decrease) Between 2004 and 2003
	For the Three Months		For the Six Months		For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,		Ended June 30		Ended June 30
	2004	2003	2004	2003	$	%	$	%
Domestic	$93.4	$83.9	$180.3	$156.6	$9.5	11%	$23.7	15%
International	27.1	17.8	51.9	36.5	9.3	52%	15.4	42%

Total sales	$120.5	$101.7	$232.2	$193.1	$18.8	18%	$39.1	20%

Broadband Net Sales 2004 vs. 2003

During the three and six months ended June 30, 2004, sales of our Broadband products increased by 18% and 19%, respectively, as compared to the same periods in 2003. This increase in Broadband revenue in 2004 as compared to 2003 is the result of the following factors:

•	An increase in sales of our CMTS products (includes the C4 and the C3). We expect to continue to achieve market success with the C3 and C4; however, we believe we will face significant competition particularly from Motorola and Cisco. Consistent with this, Comcast has informed us that they plan to employ a multi-vendor strategy. We expect that other major MSOs, including Time Warner, Cox, Adelphia, Charter, UPC, and J-COM will increase their purchases of next generation CMTS in 2004 and beyond.

•	We continue to have robust sales of our CBR product, particularly to Cox and J-COM. Both companies expanded their footprint of HDTs in 2003, a leading indicator of future voiceport volume. We expect the footprint to continue to expand in 2004. During the second quarter 2004 we sold a total of 101 equivalent HDTs, as compared to 44 equivalent HDTs in the first quarter 2004. We believe that ultimately the sales of these products will decline as customers complete their initial rollout of telephony. We cannot predict the rate and timing of this decline. We anticipate that other MSOs will use VoIP as opposed to CBR for new telephony launches and that we will be positioned to participate in these launches.

•	We anticipate that our revenue per telephony subscriber will be lower in the VoIP market than in the CBR market; however, we anticipate the overall market for VoIP will be significantly larger.

•	Broadband product revenue internationally for the second quarter 2004 was $21.6 million, marking an increase of $5.2 million over the second quarter 2003. For the first six months of 2004, Broadband international revenue was $41.8 million, as compared to $33.8 million for the same period in 2003. This increase is primarily the result of increased purchases by J-COM of our CBR telephony equipment.

At the end of the period, we had approximately $6.1 million of accumulated deferred revenue, the majority of which we expect to be recognized as revenue in the second half of 2004.

Supplies Net Sales 2004 vs. 2003

During the three and six months ended June 30, 2004, sales of our Supplies products increased by 18% and 24%, respectively, as compared to the same periods in 2003. The increase in Supplies revenue in 2004 as compared to 2003 is the result of several factors:

•	Strong sales of our DOCSIS® cable modems and E-MTAs were the primary reason for the increase in Supplies revenue in 2004. We anticipate continued growth in these products in the second half of 2004 and beyond, particularly with respect to the E-MTA as VoIP launches begin in a meaningful way across the industry by multiple MSOs. We believe we have a strong early position with our E-MTA as a result of its features and our reputation and position in the market with respect to telephony. We expect that competition for the E-MTA will be significant and that cost will be a very strong factor in customer selection of products.

•	Revenues during the first half of 2003 had been reduced by the decline in shipments to Adelphia, which filed for bankruptcy protection in 2002. Sales to Adelphia increased throughout the remainder of 2003, and continue to ramp up in 2004, resulting in a increase of $1.7 million for the first half of 2004 as compared to the same period in 2003.

Gross Profit

The table below sets forth our gross profit for 2004 and 2003, for each of our product categories (in millions):

	Gross Profit $				Increase (Decrease) Between 2004 and 2003
	For the Three Months		For the Six Months		For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,		Ended June 30		Ended June 30
	2004	2003	2004	2003	$	%	$	%
Product Category:
Broadband	$34.1	$23.3	$64.1	$43.4	$10.8	46%	$20.7	48%
Supplies	6.3	3.9	12.5	8.5	2.4	62%	4.0	47%

Total	$40.4	$27.2	$76.6	$51.9	$13.2	49%	$24.7	48%

The table below sets forth our gross profit percentages for 2004 and 2003, for each of our product categories:

	Gross Profit %				Point Increase (Decrease) Between 2004 and 2003
	For the Three Months		For the Six Months		For the Three Months	For the Six Months
	Ended June 30,		Ended June 30,		Ended June 30	Ended June 30
	2004	2003	2004	2003
Product Category:
Broadband	43.3%	35.0%	42.5%	34.1%	8.3	8.4
Supplies	15.1%	11.1%	15.4%	12.9%	4.0	2.5
Total	33.5%	26.7%	33.0%	26.9%	6.8	6.1

Broadband Gross Profit 2004 vs. 2003

The increase in Broadband gross profit dollars and percentages during 2004 as compared to 2003 was related to the following factors:

•	Gross profit dollars were positively impacted by the increase in revenues in 2004 as compared to 2003.

•	A shift within the Broadband product mix resulted in higher margins.

•	Cost reduction programs were initiated during the second half of 2003, contributing to an increase in margins during the first half of 2004. We continue to aggressively pursue and implement product cost reductions. However, we do anticipate a decrease in gross profit percentages during the second half of 2004, particularly within our CMTS product, as we introduce our new double density feature (which includes DOCSIS 2.0).

•	Inventory reserve charges for our Broadband product category were approximately $2.3 million during the second quarter 2004 as compared to $1.9 million during the same quarter in 2003. Reserves for the first six months of 2004 were $3.1 million as compared to $2.9 million during the first half of 2003.

Supplies Gross Profit 2004 vs. 2003

The Supplies category gross profit dollars and percentages increased during 2004 as compared to 2003. The following factors impacted gross profit:

•	The increase in revenues in 2004 favorably impacted gross profit dollars.

•	During 2004, we recognized a partial recovery with respect to inventory previously written off associated with an Argentinean customer. Of this total gain of $0.9 million, approximately $0.6 million was related to Supplies products and was recorded in cost of sales, increasing the Supplies gross profit dollars and percentage (the remaining portion was related to discontinued operations).

•	Inventory reserve charges for our Supplies product category were approximately $0.3 million during the second quarter 2004 as compared to $1.5 million during the same quarter in 2003. Reserves for the first six months of 2004 were $0.7 million as compared to $3.0 million during the first half of 2003.

•	The above increases in the gross profit percentage were partially offset with decreases related to product mix. During 2004, increased sales of our lower margin E-MTAs reduced the gross profit percentage. We expect sales of the E-MTAs to continue to ramp up. Additionally, we anticipate higher transportation costs during the third quarter 2004 as we must air freight E-MTAs to meet our customers’ deliveries.

Operating Expenses

The table below provides detail regarding our operating expenses (in millions):

	Operating Expenses				Increase (Decrease) Between 2004 and 2003
	For the Three Months		For the Six Months		For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,		Ended June 30		Ended June 30
	2004	2003	2004	2003	$	%	$	%
SG&A	$18.5	$20.4	$36.0	$42.0	$(1.9)	(9)%	$(6.0)	(14)%
Provision for doubtful accounts	0.3	6.9	0.3	7.7	(6.6)	(96)%	(7.4)	(96)%
R&D	16.3	16.3	32.5	31.2	—	0.0%	1.3	4%
Restructuring and impairment	0.9	—	7.1	0.3	0.9	100%	6.8	2267%
Amortization of intangibles	8.9	8.8	17.8	17.5	0.1	1%	0.3	2%

Total	$44.9	$52.4	$93.7	$98.7	$(7.5)	(14)%	$(5.0)	(5)%

Selling, General, and Administrative, or SG&A, Expenses

Several factors contributed to the decrease in SG&A in 2004 as compared to 2003:

•	Expenses for the first six months of 2004 included severance charges of $0.5 million recorded during the first quarter. SG&A expenses for the second quarter and for the first six months of 2003 included severance charges of approximately $1.3 million related to a workforce reduction.

•	SG&A expenses for the first six months of 2003 included a charge of approximately $2.2 million related to the write-off of customer-relations software.

•	We have implemented several actions to reduce both SG&A and R&D costs over the past year. These actions include reductions in force and curtailment of certain employee benefits, including the cessation of the employer match in 401k contributions beginning in the third quarter 2003.

Provision for Doubtful Accounts

During the second quarter 2003, we recorded incremental reserve charges of $6.4 million in connection with our Cabovisao accounts receivable. Cabovisao’s parent company, Csii, filed for court-supervised restructuring and recapitalization in Canada in June 2003.

Research & Development Expenses

Research & development expenses for the three months ended June 30, 2004 were flat as compared to the same period in 2003, however, expenses for the year-to-date period in 2004 increased 4% over the prior year. We plan to continue to aggressively invest in research and development. Our primary focus is on products that allow MSOs to capture new revenues, in particular, high-speed data, VoIP, and Video over IP.

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

On a quarterly basis, we review our existing restructuring accruals and make adjustments if necessary. As a result of these evaluations, we recorded additional restructuring charges of $0.9 million during the second quarter of 2004 and $0.3 million during the first quarter 2003. These adjustments were required due to a change to the initial estimates used. See Note 8 of Notes to the Consolidated Financial Statements.

Amortization of Intangibles

Intangibles amortization expense for the three months ended June 30, 2004 and 2003 was $8.9 million and $8.8 million, respectively. For the year-to-date periods in 2004 and 2003, amortization expense was $17.8 million and $17.5 million, respectively. Our intangible assets represent existing technology acquired as a result of the Arris Interactive L.L.C. acquisition in the third quarter 2001, the Cadant, Inc. acquisition in the first quarter 2002, the Atoga Systems’ acquisition in the first quarter 2003, and the Com21 acquisition in the third quarter 2003. Amortization expense will decline significantly over the next several quarters, as the Arris Interactive L.L.C. and Cadant, Inc. intangibles will be fully amortized in August 2004 and January 2005, respectively. See Note 11 of Notes to Consolidated Financial Statements.

Other Expense (Income)

Interest Expense

Interest expense for the second quarter 2004 and 2003 was $1.1 million and $3.0 million, respectively. During the first half of 2004, we recorded interest expense of $2.6 million as compared to $4.7 million during the first half of 2003. Interest expense reflects the cost of borrowings on our revolving line of credit (terminated in December 2003), amortization of deferred finance fees, and the interest paid on both the Notes due 2008 and the Notes due 2003.

The decrease in interest expense in 2004 as compared to 2003 was due to two primary factors:

•	The balance of our outstanding convertible subordinated notes due 2008 was $75.0 million at June 30, 2004 as compared to approximately $125.0 million at June 30, 2003. Additionally, interest expense in 2003 included interest on the Notes due 2003 as the Notes were not fully paid off until May 2003. See Note 12 of Notes to Consolidated Financial Statements.

•	The amortization of deferred finance fees decreased approximately $1.1 million and $1.8 million during the three and six months ended in 2004, respectively, as compared to the same periods in 2003. We terminated our Credit Facility at the end of 2003 and wrote off a portion of the associated deferred costs.

Membership Interest Expense

In conjunction with the acquisition of Arris Interactive L.L.C., we issued to Nortel Networks a subordinated redeemable Class B membership interest in Arris Interactive with a face amount of $100.0 million. This membership interest earned a return of 10% per annum, compounded annually. During the first quarter 2003, we recorded membership interest expense of $2.4 million. The interest payment ceased upon redemption of the membership interest during the first quarter 2003.

Loss (Gain) on Debt Retirement

During the first quarter 2004, we called $50.0 million of the Notes due 2008 for redemption, and holders of the called notes elected to convert their notes into an aggregate of 10.0 million shares of common stock, rather than have the notes redeemed. Under the indenture’s terms for redemptions prior to March 18, 2006, we made a make-whole interest payment of approximately 0.5 million common shares, resulting in a charge of $4.4 million during the first half of 2004.

During the first quarter 2003, ARRIS redeemed the entire Class B membership interest in Arris Interactive held by Nortel Networks for approximately $88.4 million. This discounted redemption resulted in a gain of approximately $28.5 million during the first half of 2003.

Loss (Gain) on Investments.

We hold certain investments in the common stock of publicly-traded companies and also hold a number of non-marketable equity securities. For further discussion on the classification and the accounting treatment of these investments, see the Investments section within Financial Liquidity and Capital Resources. During the three and six months ended June 30, 2004 and 2003, we recognized a loss on investments of $0.6 million and $1.4 million, respectively, as compared to a loss on investments of $1.0 million for both the three and six months ended June 30, 2003.

Loss (Gain) in Foreign Currency

During the three months ended June 30, 2004 and 2003, we recorded a foreign currency loss (gain) of approximately $0.1 million and $(1.5) million, respectively. For the year-to-date periods in 2004 and 2003, we recorded a foreign currency loss (gain) of $0.1 million and $(2.0) million, respectively. This expense (income) is primarily driven by the fluctuations of the value of the euro and yen, as compared to the U.S. dollar, as we have several European and Japanese customers whose receivables and collections are denominated in their local currency.

Other Expense (Income)

Included in other expense (income) is interest income, bank charges, and losses (gains) on disposal of fixed assets. During the three and six months ended June 30, 2004, other expense (income) decreased approximately $0.1 million and $0.4 million, respectively, as compared to the same periods in 2003. This decrease was primarily the result of additional interest income recorded in 2004 due to a higher cash balance.

Discontinued Operations

During the first quarter 2004, we recognized a partial recovery with respect to amounts previously written off associated with an Argentinean customer. Of this total gain of $0.9 million, approximately $0.3 million was related to discontinued products and was recorded in discontinued operations.

During the second quarter 2004, the Company recorded income of $0.8 million from discontinued operations as a result of net changes in estimates related to real estate, vendor liabilities, and other accruals with respect to the Actives and Keptel product lines.

Financial Liquidity and Capital Resources

Overview

One of our key strategies is to maintain and improve our capital structure. The key metrics we focus on are summarized in the table below:

Liquidity & Capital Resources Data

	Six Months Ended June 30,
	2004	2003
	(in millions, except DSO and Turns)
Key Working Capital Items
Cash provided by (used in) operating activities	$14.0	$(8.9)
Cash on hand	$100.3	$67.2
Accounts Receivable, net	$63.4	$55.2
Days Sales Outstanding - YTD	47	64
Inventory	$74.5	$106.0
Inventory turns - YTD	4.1	2.7
Key Debt Items
Convertible Notes due 2008	$75.0	$125.0
Capital Expenditures	$4.4	$2.6
Shares Owned by Nortel	3.2	22.0
% Owned by Nortel	3.6%	29.5%

Credit Facility

In August 2001, in conjunction with the acquisition of Arris Interactive L.L.C., we entered into an asset-based credit facility with customary terms and covenants. The facility was necessary to close the transaction and to provide appropriate working capital for the business. We were borrowers under this facility until October 2001, at which time we had sufficient funds to pay off the facility. We ended 2003 with a cash position of approximately $85 million. The facility was to expire on August 3, 2004. In the fourth quarter of 2003, we reviewed the need to renew or replace the facility and concluded that the cost benefit of renewing was not sufficient. In December 2003, we chose to terminate the facility. This was driven in part by our cash reserves, our perspective on future cash flows, and our belief that a commercially reasonable facility would be available to us in the future, given our asset base, if we required it.

Inventory & Accounts Receivable

We place a strong emphasis on working capital management, particularly with respect to accounts receivable and inventory. We use inventory turns to evaluate inventory management and days sales outstanding, or DSOs, to evaluate accounts receivable management. As the table above indicates, we improved our performance, particularly as evidenced by the first half of 2004 turns of 4.1 and DSOs of 47 days.

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

Summary of Current Liquidity Position and Potential for Future Capital Raising

We believe our current liquidity position, with approximately $100 million cash on hand as of June 30, 2004, together with the prospects for continued generation of cash from operations are adequate for our short- and medium-term business needs. However, a key part of our overall long-term strategy may be implemented through additional acquisitions. In order to be prepared to make acquisitions, it is possible that we will raise capital through private, public, share and/or debt offerings. We believe we will have the ability to access the capital markets with commercially reasonable terms.

Commitments

Our contractual obligations are disclosed in detail in our Annual Report on Form 10-K for the year ended December 31, 2003. The balance of our long term debt related to the Notes due 2008 was $75.0 million as of June 30, 2004 as compared to $125.0 million as of December 31, 2003. The decrease was the result of the conversion of $50.0 million of the notes into shares of common stock during the first quarter 2004, as previously discussed. This is the only material change to our contractual obligations since December 31, 2003.

Cash Flow

Below is a table setting forth the key lines of our Consolidated Statements of Cash Flows (in millions):

	For the Six Months Ended
	June 30,
	2004	2003
Cash provided by (used in) operating activities	$14.0	$(8.9)
Cash provided by (used in) investing	(4.4)	(1.4)
Cash provided by (used in) financing	5.9	(20.9)

Net increase (decrease) in cash	$15.5	$(31.2)

Operating Activities:

Below are the key line items affecting cash from operating activities (in millions):

	For the Six Months Ended
	June 30,
	2004	2003
Net income (loss) after non-cash adjustments	$7.3	$(13.4)
(Increase)/Decrease in accounts receivable	(7.3)	18.1
(Increase)/Decrease in inventory	4.0	(1.4)
All other – net	10.0	(12.2)

Cash provided by (used in) operating activities	$14.0	$(8.9)

•	We generated significant cash flow from the reductions in inventory over the past year. This was the result of a strong management focus on reducing inventory levels. Our inventory turns for the first half of 2004 were 4.1.

•	Trade accounts receivables at the end of the second quarter 2003 included approximately 18.6 million euros due from Cabovisao, of which a substantial portion was past due. The higher DSO level during the first half of 2003 was predominantly due to the outstanding balance from Cabovisao. During the fourth quarter of 2003, we sold the Cabovisao accounts receivable to an unrelated third party for approximately $10.1 million.

•	While we believe we may be able to further improve our working capital position, future cash flow from operating activities will be more dependent on net income after adjustment for non-cash items.

     Investing Activities:

Below are the key line items affecting investing activities (in millions):

	For the Six Months Ended
	June 30,
	2004	2003
Capital expenditures	$(4.4)	$(2.6)
Cash proceeds from sale of Actives product line	—	1.8
Acquisitions/Other	—	(0.6)

Cash provided by (used in) investing activities	$(4.4)	$(1.4)

     Capital Expenditures –

Capital expenditures are mainly for test equipment, laboratory equipment, computing equipment, and leasehold improvements. We anticipate investing approximately $10.0 million in 2004.

     Cash Proceeds –

This represents the final proceeds of $1.8 million received in 2003 related to the sale of the Actives product line in November 2002.

     Acquisitions/Other –

This represents cash investments we have made in the acquisition of Atoga in 2003.

     Financing Activities:

Below are the key items affecting our financing activities (in millions):

	For the Six Months Ended
	June 30,
	2004	2003
Proceeds from issuance of debt	$—	$125.0
Redemption of Class B membership interest	—	(88.4)
Repurchase and retirement of common stock	—	(28.0)
Payments on capital lease obligations	—	(0.8)
Payments on debt obligations	(1.2)	(24.0)
Deferred finance costs paid	—	(5.3)
Proceeds from issuance of stock	7.1	0.6

Cash provided by (used in) financing activities	$5.9	$(20.9)

As can be seen from the above table, we have substantially refinanced our capital structure over the past year. We have eliminated our Notes due 2003 and the Class B membership interest. We accomplished this by using cash from operating activities, selling non-core product lines and issuing $125.0 million Notes due 2008 in the first quarter 2003. During the first quarter 2004, we called $50.0 million of the Notes due 2008 for redemption, leaving a remaining balance of $75.0 million. During the first half of 2004, approximately $7.1 million was raised from the issuance of stock, primarily related to the exercise of stock options by employees and the purchases of stock by our employees through our Employee Stock Purchase Plan.

Interest Rates

As of June 30, 2004, we did not have any floating rate indebtedness or any outstanding interest rate swap agreements.

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

We have certain international customers who are billed in their local currency. We use a hedging strategy and enter into forward contracts based on a percentage of expected foreign currency receipts. The percentage can vary, based on the predictability of cash receipts. We will periodically review our accounts receivable in foreign currency and purchase forward contracts when appropriate. As of June 30, 2004, we had no forward contracts outstanding.

Financial Instruments

In the ordinary course of business, we, from time to time, will enter into financing arrangements with customers and vendors. These financial instruments include letters of credit, commitments to extend credit and guarantees of debt. These agreements could include the granting of extended payment terms that result in longer collection periods for accounts receivable and slower cash inflows from operations and/or could result in the deferral of revenue. As of June 30, 2004 and December 31, 2003, we had approximately $5.3 million and $6.1 million, respectively, outstanding under letters of credit which were cash collateralized. The cash collateral is held in the form of restricted cash. The letters of credit are predominantly for workmen’s compensation insurance and leases.

Investments

We hold certain investments in the common stock of publicly-traded companies which are classified as available for sale. Changes in the market value of these securities are typically recorded in other comprehensive income. These securities are also subject to a periodic impairment review, which requires significant judgment. As these investments have been below their cost basis for a period greater than six months, impairment charges of $0.6 million and $1.4 million were recorded during the three and six months ended June 30, 2004, respectively. As of June 30, 2004, the carrying value of these investments is $0 as they have been deemed fully impaired.

In addition, we hold a number of non-marketable equity securities totaling approximately $0.8 million at June 30, 2004, which are classified as available for sale. The non-marketable equity securities are subject to a periodic impairment review, which requires significant judgment as there are no open-market valuations. During the second quarter 2003, we recorded a charge of approximately $1.0 million in relation to non-marketable equity securities deemed to be impaired based on various factors.

We offer a deferred compensation arrangement, which allows certain employees to defer a portion of their earnings and defer the related income taxes. These deferred earnings are invested in a “rabbi trust”, and are accounted for in accordance with Emerging Issues Task Force Issue No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested. A rabbi trust is a funding vehicle used to protect deferred compensation benefits from events (other than bankruptcy). The investment in the rabbi trust is classified as an investment on our balance sheet. At June 30, 2004, we had an accumulated unrealized gain related to the rabbi trust of approximately $1.0 million included in comprehensive income.

Capital Expenditures

Capital expenditures are made at a level designed to support the strategic and operating needs of the business. ARRIS’ capital expenditures were $2.7 million and $1.5 million for the three months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004, ARRIS invested approximately $4.4 million in capital expenditures, as compared to $2.6 million for the same period in 2003. ARRIS had no significant commitments for capital expenditures at June 30, 2004. Management expects to invest approximately $10.0 million in capital expenditures for the fiscal year 2004.

Critical Accounting Estimates

The accounting and financial reporting policies of the Company are in conformity with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management has discussed the development and selection of the Company’s critical accounting estimates with the audit committee of the Company’s Board of Directors and the audit committee has reviewed the Company’s related disclosures. Our critical accounting policies and estimates are disclosed extensively in our Form 10-K for the year ended December 31, 2003, as filed with the United States Securities and Exchange Commission. Our critical accounting estimates have not changed in any material respect nor have we adopted any new critical policies during the first half of 2004.

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

Further, several of our customers have accumulated significant levels of debt and have announced financial restructurings, including bankruptcy filings. For example, Adelphia has been operating under bankruptcy since the first half of 2002 and Cabovisao’s Canadian parent, Csii, has been operating under bankruptcy protection since the middle of 2003. Even if the financial health of those companies and other customers improve, we cannot assure you that these customers will be in a position to purchase new equipment at levels we have seen in the past. In addition, the bankruptcy filing of Adelphia in June 2002 has further heightened concerns in the financial markets about the domestic cable industry. The concern, coupled with the current uncertainty and volatile capital markets, has affected the market values of domestic cable operators and may further restrict their access to capital.

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

The markets for broadband communication systems are extremely competitive and dynamic, requiring the companies that compete in these markets to react quickly and capitalize on change. This will require us to retain skilled and experienced personnel as well as deploy substantial resources toward meeting the ever-changing demands of the industry. We compete with national and international manufacturers, distributors and wholesalers including many companies larger than us. Our major competitors include:

•	BigBand Networks.;

•	Cisco Systems, Inc.;

•	Motorola, Inc.;

•	Scientific-Atlanta, Inc.;

•	Tellabs, Inc.;

•	Terayon Communications Systems, Inc.; and

•	TVC Communications, Inc.

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

Our three largest customers are Comcast, Cox Communications and Liberty Media (including the affiliates of J-COM, UGC, and VTR). For the six months ended June 30, 2004, sales to Comcast accounted for 27.7% of our total revenues, sales to Cox Communications accounted for 22.3%, and sales to Liberty Media accounted for 15.4%. We currently are the exclusive provider of constant bit rate telephony products for both Cox Communications and, in eight metro areas, Comcast. We are also a primary vendor for C4 CMTS to Comcast. Comcast has informed us that they are employing a multi-vendor strategy for CMTS products which may lead to a decline in our sales to them. The loss of Comcast, Cox Communications, Liberty Media, or one of our other large customers, or a significant reduction in the services provided to any of them would have a material adverse impact on our business.

The broadband products that we develop and sell are subject to technological change and a trend towards open standards, which may impact our future sales and margins.

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

On October 3, 2002, our board of directors approved the adoption of a shareholder rights plan (commonly known as a “poison pill”). This plan is not intended to prevent a takeover, but is intended to protect and maximize the value of shareholders’ interests. This plan could make it more difficult for a third party to acquire us or may delay that process.

We may dispose of existing product lines or acquire new product lines in transactions that may adversely impact us and our future results.

On an ongoing basis, we evaluate our various product offerings in order to determine whether any should be sold or closed and whether there are businesses that we should pursue acquiring. Future acquisitions and divestitures entail various risks, including:

•	the risk that acquisitions will not be integrated effectively or otherwise perform as expected;

•	the risk that we will not be able to find a buyer for a product line while product line sales and employee morale will have been damaged because of general awareness that the product line is for sale; and

•	the risk that the purchase price obtained will not be equal to the book value of the assets for the product line that we sell.

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

In late April 2004, we received notice from AG Communication Systems, one of our key contract manufacturers, that it will be closing its facility effective September 30, 2004. During the second quarter 2004, we entered into a contract with Plexus Services Corporation as a replacement for AG Communication Systems. It is possible that we may be impacted by this transition.

Our margins can fluctuate significantly.

Our gross margins are dependent upon a number of factors, including product mix, sales volume, pricing, and direct and indirect product costs. We currently are predicting a near-term decline in gross margin percentages. Changes in our gross margin percentage directly impact our overall operating results as well as the value of our stock.

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

In the past, we have used interest rate swap agreements, with large credit-worthy financial institutions, to manage our exposure to interest rate changes. These swaps would involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. During the quarter ended June 30, 2004, we did not have any outstanding interest rate swap agreements.

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

We have certain international customers who are billed in their local currency. Changes in the monetary exchange rates may adversely affect our results of operations and financial condition. To manage the volatility relating to these typical business exposures, we may enter into various derivative transactions, when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. The euro and the yen are the predominant currencies of those customers who are billed in their local currency. Taking into account the effects of foreign currency fluctuations of the euro and the yen versus the dollar, a hypothetical 10% weakening of the U.S. dollar (as of June 30, 2004) would provide a gain on foreign currency of approximately $1.1 million. Conversely, a hypothetical 10% strengthening of the U.S. dollar would provide a loss on foreign currency of approximately $1.1 million. As of June 30, 2004, we had no material contracts, other than cash and accounts receivable, denominated in foreign currencies.

We will periodically review our accounts receivable in foreign currency and purchase forward contracts when appropriate. As of June 30, 2004, we had no forward contracts outstanding.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Metal Press Litigation. ARRIS is a defendant in a case entitled Metal Press S.A. de C.V. v. ARRIS International, Inc. f/k/a/ Antec Corporation, No. 1:01-CV-2435-CAP (N.D. Ga., Atlanta Div., filed September 13, 2001). In general, Metal Press alleges that ARRIS breached a purported oral requirements contract for certain products and has requested damages of as much as $7.0 million. Discovery is substantially complete. ARRIS had filed a motion for summary judgment. The district court denied the ARRIS motion for summary judgment on June 9, 2004. A trial has been scheduled for late September 2004. ARRIS does not believe that Metal Press’ claims are meritorious and intends to vigorously contest them.

Item 4. Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Shareholders of ARRIS Group, Inc., held on May 26, 2004:

     An election of seven Directors was held, and the shares so present were voted as follows for the election of each of the following:

	Number of	Number of
	Shares Voted For	Shares Withheld
Alex B. Best	78,752,464	2,364,030
Harry L. Bosco	78,820,075	2,296,419
J.A. Ian Craig	77,919,283	3,197,211
Matthew B. Kearney	79,161,952	1,954,542
William H. Lambert	78,746,391	2,370,103
John R. Petty	78,800,823	2,315,671
Robert J. Stanzione	79,462,575	1,653,919

A proposal was made to approve the 2004 Stock Incentive Plan, and the shares so present were voted as follows:

	Number of Shares	Number of Shares	Number of Shares
	Voted For	Voted Against	Withheld
Approval of the 2004 Stock Incentive Plan	43,025,216	13,605,939	105,151

Item 6. Exhibits and Reports on Form 8-K

Exhibit No.	Description of Exhibit
10.19	Plexus Manufacturing Agreement

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

Reports on Form 8-K

On April 21, 2004, we furnished a report on Form 8-K relating to Items 7 and 12.

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARRIS GROUP, INC.

/s/ David B. Potts

David B. Potts Executive Vice President, Chief Financial Officer and Chief Information Officer

Dated: August 9, 2004