Form 10-Q
period 2004-09-30
ARRIS GROUP INC
filed 2004-11-09
CIK 1141107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

For the quarter ended September 30, 2004

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

As of October 31, 2004, 87,667,409 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

ARRIS GROUP, INC.
FORM 10-Q
For the Quarter Ended September 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ARRIS GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$95,865	$84,882
Restricted cash	4,008	6,135
Accounts receivable (net of allowances for doubtful accounts of $6,373 in 2004 and $4,446 in 2003)	64,540	56,344
Other receivables	2,822	1,280
Inventories	88,282	78,562
Other current assets	16,168	7,900

Total current assets	271,685	235,103
Property, plant and equipment (net of accumulated depreciation of $57,758 in 2004 and $53,823 in 2003)	23,524	25,376
Goodwill	150,569	150,569
Intangibles (net of accumulated amortization of $100,811 in 2004 and $76,756 in 2003)	6,307	30,362
Investments	4,296	5,504
Other assets	2,598	4,945

	$458,979	$451,859

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$39,156	$24,389
Accrued compensation, benefits and related taxes	12,137	4,267
Current portion of long-term debt	2	1,073
Current portion of capital lease obligations	—	14
Other accrued liabilities	37,123	34,683

Total current liabilities	88,418	64,426
Long-term debt, net of current portion	75,000	125,092
Other long-term liabilities	12,256	12,960

Total liabilities	175,674	202,478
Stockholders’ equity:
Preferred stock, par value $1.00 per share, 5.0 million shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share, 320.0 million shares authorized; 87.6 million and 75.4 million shares issued and outstanding in 2004 and 2003, respectively	888	773
Capital in excess of par value	644,714	586,008
Accumulated deficit	(356,431)	(328,642)
Unrealized holding gain on marketable securities	991	771
Unearned compensation	(5,396)	(8,104)
Unfunded pension losses	(1,293)	(1,293)
Cumulative translation adjustments	(168)	(132)

Total stockholders’ equity	283,305	249,381

	$458,979	$451,859

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales	$128,409	$113,111	$360,574	$306,164
Cost of sales	92,663	81,269	248,182	222,393

Gross profit	35,746	31,842	112,392	83,771
Gross profit percentage	27.8%	28.2%	31.2%	27.4%
Operating expenses:
Selling, general and administrative expenses	17,122	18,671	53,161	60,660
Provision for doubtful accounts	621	142	917	7,860
Research and development expenses	14,839	16,245	47,339	47,459
Restructuring and impairment charges	56	—	7,107	336
Amortization of intangibles	6,206	8,812	24,055	26,284

	38,844	43,870	132,579	142,599

Operating income (loss)	(3,098)	(12,028)	(20,187)	(58,828)
Other expense (income):
Interest expense	1,022	2,881	3,667	7,535
Membership interest	—	—	—	2,418
Loss (gain) on debt retirement	—	—	4,406	(28,506)
Loss (gain) on investments and notes receivable	150	(19)	1,589	995
Loss (gain) in foreign currency	(235)	(234)	(96)	(2,202)
Other expense (income), net	(325)	(63)	(834)	(152)

Income (loss) from continuing operations before income taxes	(3,710)	(14,593)	(28,919)	(38,916)
Income tax expense	38	—	84	—

Net income (loss) from continuing operations	(3,748)	(14,593)	(29,003)	(38,916)
Income (loss) from discontinued operations	42	—	1,213	—

Net income (loss)	$(3,706)	$(14,593)	$(27,790)	$(38,916)

Net income (loss) per common share -
Basic and diluted:
Income (loss) from continuing operations	$(0.04)	$(0.19)	$(0.34)	$(0.50)
Income (loss) from discontinued operations	—	—	0.01	—

Net income (loss)	$(0.04)	$(0.19)	$(0.33)	$(0.50)

Weighted average common shares:
Basic and diluted	87,347	75,039	84,440	77,339

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2004	2003
Operating activities:
Net income (loss)	$(27,790)	$(38,916)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	7,812	13,217
Amortization of intangibles	24,055	26,284
Amortization of unearned compensation	2,244	2,254
Amortization of deferred finance fees	537	3,371
Provision for doubtful accounts	917	7,860
Loss on disposal of fixed assets	97	11
Loss on investments and notes receivable	1,589	995
Cash proceeds from sale of trading securities	—	226
Loss (gain) on debt retirement	4,406	(28,506)
Loss on disposal of ESP product line	—	1,373
Changes in operating assets and liabilities, net of effect of acquisitions and disposals:
Accounts receivable	(9,113)	10,278
Other receivables	(1,542)	1,744
Inventory	(9,720)	9,763
Accounts payable and accrued liabilities	25,042	(23,850)
Accrued membership interest	—	2,418
Other, net	(6,166)	(589)

Net cash provided by (used in) operating activities	12,368	(12,067)

Investing activities:
Purchases of property, plant and equipment	(7,183)	(4,213)
Cash proceeds from sale of Actives product line	—	1,800
Cash paid for acquisitions, net of cash acquired	(50)	(2,842)
Cash paid for disposal of product line	—	(231)
Other	—	26

Net cash provided by (used in) investing activities	(7,233)	(5,460)

Financing activities:
Proceeds from issuance of bonds	—	126,597
Redemption of preferred membership interest	—	(88,430)
Repurchase and retirement of common stock	—	(28,000)
Payments on capital lease obligations	(14)	(2,122)
Payments on debt obligations	(1,163)	(24,325)
Deferred financing costs paid	—	(5,797)
Proceeds from issuance of stock	7,025	1,176

Net cash provided by (used in) financing activities	5,848	(20,901)
Net increase (decrease) in cash and cash equivalents	10,983	(38,428)
Cash and cash equivalents at beginning of period	84,882	98,409

Cash and cash equivalents at end of period	$95,865	$59,981

	Nine Months Ended September 30,
	2004	2003
Noncash investing and financing activities:
Net tangible assets acquired, excluding cash	$—	$2,370
Net liabilities assumed	50	(2,135)
Intangible assets acquired, including goodwill	—	2,607

Cash paid for acquisitions, net of cash acquired	$50	$2,842

Equity issued in exchange for 4½% convertible subordinated notes due 2008	$50,000	$—

Equity issued for make-whole interest payment - 4½% convertible subordinated notes due 2008	$4,406	$—

Supplemental cash flow information:
Interest paid during the period	$4,618	$3,568

Income taxes paid during the period	$188	$45

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Organization and Basis of Presentation

ARRIS Group, Inc. (together with its consolidated subsidiaries, except as the context otherwise indicates, “ARRIS” or the “Company”), is an international communications technology company, headquartered in Suwanee, Georgia. ARRIS operates in one business segment, Communications, providing a range of customers with network and system products and services, primarily hybrid fiber-coax networks and systems, for the communications industry. ARRIS is a leading developer, manufacturer and supplier of telephony, data, video, construction, rebuild and maintenance equipment for the broadband communications industry. The Company provides its customers with products and services that enable reliable, high-speed, two-way broadband transmission of video, telephony, and data.

The consolidated financial statements furnished herein reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements for the periods shown. Additionally, certain prior period amounts have been reclassified to conform to the 2004 financial statement presentation. Interim results of operations are not necessarily indicative of results to be expected from a twelve-month period. These financial statements should be read in conjunction with the Company’s most recently audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the United States Securities and Exchange Commission.

Note 2. Impact of Recently Issued Accounting Standards

On October 13, 2004, the Financial Accounting Standards Board (“FASB”) concluded that Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, would be effective for public companies for interim or annual periods beginning after June 15, 2005. As revised, this statement will require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. ARRIS will be required to apply the revised standard beginning July 1, 2005, or for the quarter ending September 30, 2005. The Company may choose to apply the provisions retroactively from January 1, 2005 to June 30, 2005, and restate the year-to-date period in its third quarter 2005 Form 10-Q. Alternatively, the Company can early adopt the proposed SFAS in its first quarter 2005 Form 10-Q. ARRIS is currently evaluating the date it plans to adopt the SFAS123R and the impact it will have on the Company’s future results of operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
		(in thousands, except per share data)
		(unaudited)
	2004	2003	2004	2003
Net income (loss), as reported	$(3,706)	$(14,593)	$(27,790)	$(38,916)
Add: Stock-based employee compensation included in reported net income, net of taxes	620	1,001	2,244	2,254
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of taxes	(3,415)	(4,401)	(10,626)	(17,466)

Net income (loss), pro forma	$(6,501)	$(17,993)	$(36,172)	$(54,128)

Net income (loss) per common share:
Basic and diluted — as reported	$(0.04)	$(0.19)	$(0.33)	$(0.50)

Basic and diluted — pro forma	$(0.07)	$(0.24)	$(0.43)	$(0.70)

In 2003, the Company offered to all eligible employees the opportunity to exchange certain outstanding stock options for restricted shares of ARRIS common stock. As a result, ARRIS cancelled options to purchase approximately 4.7 million shares of common stock and granted approximately 1.5 million restricted shares in exchange. Employees tendered approximately 76% of the options eligible to be exchanged under the program. In accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, the Company recorded a fixed compensation expense equal to the fair market value of the shares of restricted stock granted through the offer; this cost is being amortized over the four-year vesting period for the restricted shares. All eligible options that were not surrendered for exchange are subject to variable accounting. This variable accounting charge will fluctuate in accordance with the market price of ARRIS common stock until such stock options are exercised, forfeited, or expire unexercised. During the three months ended March 31, 2004, ARRIS recognized compensation expense of approximately $0.2 million related to the vested portion of these options. However, the market price of ARRIS common stock declined during the second quarter and the Company marked-to-market the vested portion of the options subject to variable accounting, resulting in a reversal of previously recognized compensation expense of approximately $0.2 million. For the quarter and year-to-date period ended September 30, 2004, the variable accounting has had no impact on the Company’s results of operations. As of September 30, 2004, there were approximately 1.1 million options outstanding subject to variable accounting, of which approximately 0.8 million were vested. Approximately 95% of the eligible options have an exercise price of $11.00 or less, and are either fully vested or will become fully vested over the next two years.

Note 4. Pension Benefits

Components of Net Periodic Pension Benefit Cost

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(in thousands)
		(unaudited)
Service cost	$141	$152	$424	$533
Interest cost	316	325	947	1,000
Expected return on plan assets	(223)	(201)	(670)	(578)
Amortization of prior service cost	140	139	419	415
Amortization of net (gain) loss	(24)	(9)	(70)	(3)

Net periodic pension cost	$350	$406	$1,050	$1,367

Employer Contributions

No minimum funding contributions are required in 2004; however, the Company made voluntary contributions of $0.8 million during the three months ended September 30, 2004. During the nine months ended September 30, 2004, the Company contributed a total of $0.8 million to the plan.

Note 5. Guarantees

Warranty

ARRIS provides warranties of various lengths to customers based on the specific product and the terms of individual agreements. The Company provides for the estimated cost of product warranties based on historical trends, the embedded base of product in the field, failure rates, and repair costs at the time revenue is recognized. Expenses related to product defects and unusual product warranty problems are recorded in the period the problem is identified. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers, the estimated warranty obligation could be affected by changes in ongoing product failure rates, material usage and service delivery costs incurred in correcting a product failure, as well as specific product failures outside of ARRIS’ baseline experience. If actual product failure rates, material usage or service delivery costs differ from estimates, revisions (which could be material) would be recorded against the warranty liability. ARRIS evaluates its warranty obligations on an individual product basis.

The Company offers extended warranties and support service agreements on certain products. Revenue from these agreements is deferred at the time of the sale and recognized on a straight-line basis over the contract period. Costs of services performed under these types of contracts are charged to expense as incurred, which approximates the timing of the revenue stream.

The changes in ARRIS’ aggregate product warranty liabilities were as follows for the nine months ended September 30, 2004 (in thousands):

Balance at December 31, 2003	$4,633
Accruals related to warranties (including changes in estimates)	5,161
Settlements made (in cash or in kind)	(3,775)

Balance at September 30, 2004 (unaudited)	$6,019

The accruals related to warranties included:

1)	a decrease in the estimate of the future costs of repairs as a result of ARRIS’ decision to return a greater number of products to the manufacturer for repair rather than arranging for the repair domestically at a higher expense,

2)	an increase reflecting that historically ARRIS calculated the warranty reserve using warranty lengths and rates of repair experience that were, on average, less than those actually experienced by the Company, and

3)	routine adjustments reflecting sales volume, warranty terms, changes in return experience, and the other factors that the Company uses to determine the warranty reserve.

Note 6. Disposal of Keptel and Actives Product Lines

The Company sold its Keptel telecommunications product line on April 24, 2002. The transaction included a distribution agreement whereby the Company will continue to distribute certain Keptel products to cable operators. Prior to the sale of the Keptel product line, the related products were manufactured by Keptel and were subsequently sold either directly by Keptel’s sales force to non-cable operators or through Telewire, ARRIS’ distribution arm. Although a few Keptel products are still distributed by Telewire in accordance with the distribution agreement from the new owner, they are no longer manufactured by the Company. The Keptel products distributed represented approximately $1.0 million and $1.6 million of sales for the three months ended September 30, 2004 and 2003, respectively, and $3.1 million and $5.1 million of sales for the nine months ended

September 30, 2004 and 2003, respectively. As of September 30, 2004, approximately $0.4 million related to outside fees associated with the disposal remained in an accrual to be paid. The remaining payments are expected to be made in the first half of 2005.

The Company sold its Actives product line to Scientific-Atlanta on November 21, 2002, for net proceeds of $31.8 million. As of September 30, 2004, approximately $0.1 million related to severance and approximately $0.3 million related to other shutdown expenses remained in an accrual to be paid. The remaining payments are expected to be made in the first half of 2005.

During the second and third quarters of 2004, the Company recorded income from discontinued operations of $0.8 million and $0.1 million, respectively, related to the Actives and Keptel product lines as a result of changes in estimates related to real estate, vendor liabilities, and other accruals. During the first quarter of 2004, the Company recognized a partial recovery with respect to inventory previously written off associated with an Argentinean customer. Of the total gain of $0.9 million, approximately $0.3 million related to the discontinued operations of Actives and Keptel. These adjustments resulted in income from discontinued operations of $1.2 million for the nine months ended September 30, 2004.

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

The following is a summary of the purchase price allocation to record ARRIS’ purchase of certain assets of Com21, including the stock of its Irish subsidiary. The purchase price was equal to the net tangible and intangible assets acquired.

(in thousands)
Cash paid to Com21	$2,213
Cash retainer	115
Acquisition costs	163
Assumption of certain liabilities of Com21	691

Adjusted purchase price	$3,182

Allocation of purchase price:
Net tangible assets acquired	$1,253
Existing technology (to be amortized over 3 years)	1,929

Total allocated purchase price	$3,182

Acquisition of Atoga Systems

On March 21, 2003, ARRIS purchased the business and certain assets of Atoga Systems, a Fremont, California-based developer of optical transport systems for metropolitan area networks. The Company decided to undertake this transaction because it would expand the Company’s existing Broadband product portfolio. Under the terms of the agreement, ARRIS obtained certain inventory, fixed assets, and existing technology in exchange for approximately $0.4 million of cash and the assumption of certain lease obligations. Further, the Company retained 28 employees and issued a total of 500,000 shares of restricted stock to those employees. The value of the restricted stock is being recognized as compensation expense over the related vesting period.

The following is a summary of the purchase price allocation to record ARRIS’ purchase price of the assets and certain liabilities of Atoga Systems.

(in thousands)
Cash paid to Atoga Systems	$434
Acquisition costs (legal fees)	106
Assumption of certain liabilities of Atoga Systems	1,162

Adjusted purchase price	$1,702

Allocation of purchase price:
Net tangible assets acquired	$1,013
Existing technology (to be amortized over 3 years)	689

Total allocated purchase price	$1,702

Supplemental Pro Forma Information

Presented below is a summary of unaudited pro forma combined financial information for the Company, the Com21 CMTS business, and Atoga Systems to give effect to the transactions. This summary unaudited pro forma combined financial information for 2003 is derived from the historical financial statements of the Company, the Com21 CMTS business, and Atoga Systems. This information assumes the transactions were consummated as of January 1, 2003. This information is presented for illustrative purposes only and does not purport to represent what the financial position or results of operations of the Company, Com21, and Atoga Systems, or the combined entity would actually have been had the transaction occurred at the applicable dates, or to project the Company’s, Atoga Systems’, and the Com21 CMTS business’, or the combined entity’s results of operations for any future period or date. The actual results of the Com21 CMTS business are included in the Company’s operations commencing August 13, 2003. The actual results of Atoga Systems are included in the Company’s operations commencing March 21, 2003.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(in thousands, except per share data)
		(unaudited)
Net sales	$128,409	$113,111	$360,574	$306,164
Gross profit	$35,746	$31,842	$112,392	$83,771
Operating income (loss)	$(3,098)	$(12,607)	$(20,187)	$(64,430)
Income (loss) before income taxes	$(3,710)	$(15,285)	$(28,919)	$(44,734)
Income (loss) from continuing operations	$(3,748)	$(15,285)	$(29,003)	$(44,734)
Income (loss) from discontinued operations	$42	$—	$1,213	$—
Net income (loss)	$(3,706)	$(15,285)	$(27,790)	$(44,734)
Net income (loss) per common share:
Basic and diluted	$(0.04)	$(0.20)	$(0.33)	$(0.58)
Weighted average common shares:
Basic and diluted	87,347	75,039	84,440	77,339

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

Note 8. Restructuring and Impairment Charges

During the first quarter of 2004, ARRIS consolidated two facilities in Georgia, giving the Company the ability to house many of its core technology, marketing, and corporate headquarter functions in a single building. This consolidation resulted in a restructuring charge of $6.2 million in the first quarter of 2004 related to lease commitments and the write-off of leasehold improvements and other fixed assets. During the second quarter of 2004, the Company increased its accrual by $0.1 million as a result of a change in estimate. As of September 30, 2004, approximately $4.4 million related to the lease commitments remained in the restructuring accrual to be paid. ARRIS expects the remaining payments to be made by the second quarter of 2009 (end of lease). Below is a table which summarizes the activity in the restructuring reserve (in millions):

	Writedown of
	Leasehold	Lease
	Improvements	Commitments	Total
Balance as of December 31, 2003	$—	$—	$—
2004 Provision	1.1	5.1	6.2
Non-cash expense	(1.1)	—	(1.1)
Q1 2004 payments	—	—	—

Balance as of March 31, 2004 (unaudited)	—	5.1	5.1
Adjustments to accrual	—	0.1	0.1
Q2 2004 payments	—	(0.4)	(0.4)

Balance as of June 30, 2004 (unaudited)	—	4.8	4.8
Q3 2004 payments	—	(0.4)	(0.4)

Balance as of September 30, 2004 (unaudited)	$—	$4.4	$4.4

On October 30, 2002, the Company announced that it would close its office in Andover, Massachusetts, which was primarily a product development and repair facility. The Company decided to close the office in order to reduce operating costs through consolidations of its facilities. The closure affected approximately 75 employees. In connection with these actions, the Company recorded a net charge of approximately $7.1 million in the fourth quarter of 2002. Included in this restructuring charge was approximately $2.2 million related to remaining lease payments, $2.7 million of fixed asset write-offs, $2.2 million of severance, and $0.5 million of other costs, net of a reduction of a bonus accrual related to the severed employees of $0.5 million. As of September 30, 2004, approximately $0.3 million related to lease commitments remained in the restructuring accrual to be paid. ARRIS expects the remaining payments to be made by the second quarter of 2006 (end of lease). Below is a table which summarizes the activity in the restructuring reserve (in millions):

	Lease	Employee
	Commitments	Severance	Other Costs	Total
Balance as of December 31, 2002	$2.2	$2.1	$0.5	$4.8
2003 payments	(1.2)	(1.9)	—	(3.1)
Adjustments to accrual	—	(0.2)	(0.5)	(0.7)

Balance as of December 31, 2003	1.0	—	—	1.0
Q1 2004 payments	(0.3)	—	—	(0.3)

Balance as of March 31, 2004 (unaudited)	0.7	—	—	0.7
Q2 2004 payments	(0.3)	—	—	(0.3)

Balance as of June 30, 2004 (unaudited)	0.4	—	—	0.4
Q3 2004 payments	(0.1)	—	—	(0.1)

Balance as of September 30, 2004 (unaudited)	$0.3	$—	$—	$0.3

In the third quarter of 2001, the Company announced a restructuring plan to outsource the functions of most of its manufacturing facilities. This decision to reorganize was due in part to the ongoing weakness in industry spending patterns. Also during the third quarter of 2001, the Company reserved for lease commitments related to two excess facilities in Atlanta. As a result of market conditions at that time, ARRIS had downsized and the facilities were vacant. Due to unforeseen delays in exiting the manufacturing facility after the shutdown, the Company increased its reserve by approximately $2.4 million (charged to discontinued operations) and $4.8 million ($4.4 million charged to discontinued operations and $0.4 million charged to continuing operations) during 2002 and 2003, respectively. These charges were largely offset by reductions in reserves for restructuring and discontinued operations in 2003 related to the favorable resolution of various vendor obligations and changes in estimates for warranties and certain other costs associated with the disposals. During the second and third quarters of 2004, the Company adjusted its accrual by approximately $0.4 million and $(0.1) million, respectively, as a result of a change in estimates primarily related to building leases. As of September 30, 2004, the remaining $2.2 million balance in the restructuring reserve related to lease terminations and other shutdown costs. The remaining costs are expected to be expended by the end of 2006 (end of lease). Below is a table which summarizes the activity in the accrual account (in millions):

	Lease
	Commitments &	Employee
	Other Costs	Severance	Total
Balance as of December 31, 2002	$2.0	$0.8	$2.8
2003 payments	(2.5)	(0.5)	(3.0)
Adjustments to accrual	5.0	(0.2)	4.8

Balance as of December 31, 2003	4.5	0.1	4.6
Q1 2004 payments	(0.4)	—	(0.4)

Balance as of March 31, 2004 (unaudited)	4.1	0.1	4.2
Q2 2004 payments	(1.6)	—	(1.6)
Adjustments to accrual	0.4	(0.1)	0.3

Balance as of June 30, 2004 (unaudited)	2.9	—	2.9
Q3 2004 payments	(0.6)	—	(0.6)
Adjustments to accrual	(0.1)	—	(0.1)

Balance as of September 30, 2004 (unaudited)	$2.2	$—	$2.2

Note 9. Inventories

Inventories are stated at the lower of average, approximating first-in, first-out, cost or market. The components of inventory are as follows, net of reserves (in thousands):

	September 30,	December 31,
	2004	2003
	(unaudited)
Raw material	$1,967	$3,707
Finished goods	86,315	74,855

Total inventories	$88,282	$78,562

Note 10. Property, Plant and Equipment

Property, plant and equipment, at cost, consisted of the following (in thousands):

	September 30,	December 31,
	2004	2003
	(unaudited)
Land	$1,822	$1,822
Building and leasehold improvements	7,510	8,033
Machinery and equipment	71,950	69,344

	81,282	79,199
Less: Accumulated depreciation	(57,758)	(53,823)

Total property, plant and equipment, net	$23,524	$25,376

Note 11. Goodwill and Intangible Assets

The Company’s goodwill and indefinite lived intangible assets are reviewed annually for impairment or more frequently if impairment indicators arise. The annual valuation is performed during the fourth quarter of each year and is based upon management’s analysis including an independent valuation. Separable intangible assets that are not deemed to have an indefinite life are amortized over their useful lives.

The carrying amount of goodwill for the year ended December 31, 2003 and at September 30, 2004 was $150.6 million.

The gross carrying amount and accumulated amortization of the Company’s intangible assets, other than goodwill, as of September 30, 2004 and December 31, 2003 are as follows (in thousands):

	September 30, 2004			`	December 31, 2003
	(unaudited)
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
Existing technology acquired:
Arris Interactive L.L.C	$51,500	$(51,500)	$—	$51,500	$(41,345)	$10,155
Cadant, Inc.	53,000	(48,245)	4,755	53,000	(34,995)	18,005
Atoga Systems	689	(343)	346	689	(170)	519
Com21	1,929	(723)	1,206	1,929	(246)	1,683

Total	$107,118	$(100,811)	$6,307	$107,118	$(76,756)	$30,362

Amortization expense recorded on the intangible assets listed in the above table was $6.2 million and $24.1 million for the three and nine month periods ended September 30, 2004, respectively, and $8.8 million and $26.3 million for the same periods in 2003. The estimated remaining amortization expense for the next five fiscal years is as follows (in thousands):

2004	$4,635
2005	$1,212
2006	$460
2007	$—
2008	$—

Note 12. Long-Term Obligations

Long-term debt, capital lease obligations and other long-term obligations consist of the following (in thousands):

	September 30,	December 31,
	2004	2003
	(unaudited)
Capital lease obligations	$—	$14
Machinery and equipment notes payable	2	1,165
4 ½% convertible subordinated notes due 2008	75,000	125,000
Other liabilities	12,256	12,960

Total debt, capital lease obligations and other liabilities	87,258	139,139
Less current portion	(2)	(1,087)

Total long-term debt, capital lease obligations and other long-term liabilities	$87,256	$138,052

On March 18, 2003, the Company issued $125.0 million of 4 ½% convertible subordinated notes due 2008 (“Notes”). The Notes are convertible, at the option of the holder, at any time prior to maturity, into the Company’s common stock at a conversion price of $5.00 per share, subject to adjustment. The Notes pay interest semi-annually on March 15 and September 15 of each year. The Company may redeem the Notes at 100% of the principal amount, plus accrued and unpaid interest, subject to certain conditions. If redeemed on or before March 18, 2006, an interest make-whole payment is required. In February 2004, the Company called $50.0 million of the Notes for redemption, and the holders of the called Notes elected to convert those Notes into an aggregate of 10.0 million shares of common stock rather than have the Notes redeemed. Under the indenture’s terms for redemptions prior to March 18, 2006, the Company made a make-whole interest payment of approximately 0.5 million common shares, resulting in a charge of $4.4 million during the first quarter of 2004. As of September 30, 2004, there were $75.0 million of the Notes outstanding.

As of September 30, 2004 and December 31, 2003, the Company had approximately $4.0 million and $6.1 million, respectively, outstanding under letters of credit, which are cash collateralized and classified as restricted cash on the Consolidated Balance Sheets.

In connection with the acquisition of Arris Interactive L.L.C. in August 2001, Nortel Networks exchanged its ownership interest in Arris Interactive L.L.C. for ARRIS common stock and a subordinated redeemable Class B membership interest in Arris Interactive L.L.C. with a face amount of $100.0 million. In June 2002, the Company entered into an option agreement with Nortel Networks that permitted ARRIS to redeem the Class B membership interest in Arris Interactive L.L.C. at a discount of 21% prior to June 30, 2003. To further induce the Company to redeem the Class B membership interest, Nortel Networks offered to forgive approximately $5.9 million of the amount owed to Nortel Networks if the Company redeemed it prior to March 31, 2003. During the first quarter of 2003, the Company redeemed the Class B membership interest. This transaction resulted in a gain of approximately $28.5 million that was recorded in operations in accordance with SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.

In conjunction with the acquisitions of Cadant, Inc. and Atoga Systems, the Company assumed capital lease obligations and a note payable related to machinery and equipment. The leases required future rental payments until 2005; however, during the third quarter of 2003, the Company paid the remaining Cadant lease payments at an early buyout discount using the proceeds of a new note payable.

As of September 30, 2004, the Company had approximately $12.3 million of other long-term liabilities, which included $9.3 million related to its accrued pension, $2.9 million related to its deferred compensation obligations, and $0.1 million related to security deposits received. As of December 31, 2003, the Company had approximately $13.0 million of other long-term liabilities, which included $8.8 million related to its accrued pension, $2.7 million related to its deferred compensation obligations, and $1.5 million related to a customer advance.

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

Note 13. Comprehensive Income (Loss)

Comprehensive income (loss), which is recorded as a separate component of stockholders’ equity, includes the following components (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	(unaudited)
	2004	2003	2004	2003
Net income (loss)	$(3,706)	$(14,593)	$(27,790)	$(38,916)
Changes in unrealized holding loss (gain) on marketable securities	(21)	42	220	(95)
Change in translation adjustments	1	(19)	(36)	(82)

Comprehensive income (loss)	$(3,726)	$(14,570)	$(27,606)	$(39,093)

Note 14. Sales Information

A significant portion of the Company’s revenue is derived from sales to Comcast, Cox Communications and Liberty Media (including its affiliates J-COM, UPC, BCD, and VTR). Sales to these three customers for the three and nine months ended September 30, 2004 and 2003 are set forth below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	(unaudited)
	2004	2003	2004	2003
Comcast	$21,436	$35,751	$85,649	$95,163
% of sales	16.7%	31.6%	23.8%	31.1%
Cox Communications	$31,561	$29,801	$83,360	$74,748
% of sales	24.6%	26.3%	23.1%	24.4%
Liberty Media (including affiliates)	$17,880	$10,256	$54,030	$29,088
% of sales	13.9%	9.1%	15.0%	9.5%

No other customer provided more than 10% of total sales for the three and nine months ended September 30, 2004 and 2003.

The Company operates globally and offers products and services that are sold to cable system operators and telecommunications providers. The Company’s products and services are focused in two product categories: Broadband and Supplies & Customer Premise Equipment (“CPE”). Beginning in the third quarter of 2004, ARRIS renamed its Supplies product category to Supplies & CPE. This is a name change only as the products within this category have not changed. As a result of the increased sales of embedded multimedia terminal adapters (“E-MTAs”) within this product group, the Company believes that Supplies & CPE is more descriptive of this category. Consolidated revenue by principal product and service for the three and nine months ended September 30, 2004 and 2003 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	(unaudited)
	2004	2003	2004	2003
Broadband	$71,530	$75,050	$222,462	$202,346
Supplies & CPE	56,879	38,061	138,112	103,818

Total sales	$128,409	$113,111	$360,574	$306,164

The Company sells its products in the United States and in international markets. The Company’s international revenue is generated from Asia Pacific, Europe, Latin America and Canada. The Asia Pacific market primarily includes China, Hong Kong, Japan, Korea, Singapore, and Taiwan. The European market primarily includes Austria, Belgium, France, Germany, Netherlands, Poland, Portugal, Spain, and Switzerland. The Latin American market primarily includes Argentina, Chile, Colombia, Mexico, and Puerto Rico. Sales to international customers were approximately $29.5 million and $81.3 million for the three and nine months ended September 2004, respectively. International sales were $17.5 million and $54.0 million for the three and nine months ended September 30, 2003, respectively.

As of September 30, 2004, ARRIS held approximately $1.2 million of assets in Ireland (related to its Com21 facility), comprised of $0.4 million of cash and $0.8 million of fixed assets.

Note 15. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods indicated (in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	(unaudited)
	2004	2003	2004	2003
Basic:
Income (loss) from continuing operations	$(3,748)	$(14,593)	$(29,003)	$(38,916)
Income (loss) from discontinued operations	42	—	1,213	—

Net income (loss)	$(3,706)	$(14,593)	$(27,790)	$(38,916)

Weighted average shares outstanding	87,347	75,039	84,440	77,339

Basic earnings (loss) per share	$(0.04)	$(0.19)	$(0.33)	$(0.50)

Diluted:
Income (loss) from continuing operations	$(3,748)	$(14,593)	$(29,003)	$(38,916)
Income (loss) from discontinued operations	42	—	1,213	—

Net income (loss)	$(3,706)	$(14,593)	$(27,790)	$(38,916)

Weighted average shares outstanding	87,347	75,039	84,440	77,339
Net effect of dilutive stock options	—	—	—	—

Total	87,347	75,039	84,440	77,339

Diluted earnings (loss) per share	$(0.04)	$(0.19)	$(0.33)	$(0.50)

The convertible subordinated notes were antidilutive for all periods presented. The effects of the options and warrants were not presented for the period above as the Company incurred net losses during those periods and inclusion of these securities would be antidilutive.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our long-term goal is to continue to be a leading provider of broadband access products and services. Our primary market and focus is cable system providers or multiple system operators, (“MSOs”); however, we regularly evaluate alternative outlets for our products and services, including telephone companies, local exchange carriers, competitive local exchange carriers, power companies, and governmental agencies.

Below is a summary of 2004 key developments, actions, and significant accomplishments:

Industry Conditions — 2004 Key Developments

Spending by MSOs on New Revenue-Generating Services

MSOs continue to spend a larger percentage of their capital expenditures on equipment which allows them to create new revenue-generating opportunities, including high-speed data, telephony and digital video. We anticipate future increases in expenditures by MSOs on products and services which allow them to capitalize on these opportunities. In particular, we continue to see a growing number of MSOs, globally, increase their level of activity and purchases with respect to telephony, specifically VoIP telephony, using the open standards DOCSIS® architecture. DOCSIS® is the primary data standard specification for cable operators in North America and stands for “Data Over Cable Service Interface Specification.” A version of this standard, referred to as “EuroDOCSIS” has been adopted by the European Telecommunications Standards Institute (“ETSI”) for broadband data over cable. Both DOCSIS and EuroDOCSIS are widely used in Asia and Latin America as well. We design and sell cable modem termination systems (“CMTS”) and embedded multimedia terminal adapters (“E-MTAs,”) a type of VoIP customer premise equipment for both DOCSIS and EuroDOCSIS applications. In the third quarter of 2004, we continued to see tangible evidence of this increased activity, as we sold 174,000 E-MTAs during the quarter as compared to approximately 30,000 E-MTAs during the second quarter of 2004.

Cable Operator Demand of Open Standards for Equipment and Services Related to High-Speed Data, Telephony and, Potentially, Digital Video

Each of the key new revenue-generating services (high-speed data, telephony and digital video) originally was made available to MSOs by various companies using proprietary products. However, next generation products are being developed and deployed in compliance with open standards established by the cable industry. (See our 2003 Form 10-K as filed with the United States Securities and Exchange Commission for a full discussion of industry standards and open architecture.) We continue to see the industry move towards open standards architecture. We believe that the next key service that will be the focus of such standards is digital video over Internet Protocol (“IP”), which is the digitization, packetization and transmission of video content to consumers in IP format. In anticipation of this new, developing market, we announced in April of 2004 the introduction of our Q5™ Digital Multimedia Termination System™, or “DMTS™”, a network edge device to support both MPEG-2TS/DVB-C content and DOCSIS® multimedia content delivery. We believe that the Q5™ DMTS™ will provide operators with an economical way to provide all services, data, voice, and video, over a common IP platform. This convergence of services over IP will reduce the operators’ operating expense and facilitate the introduction of new services such as video telephony. We expect several lead customers to begin lab and field trials of the Q5™ in the first quarter of 2005, and anticipate sales by the second half of 2005.

Product and Market — 2004 Key Developments

Key Market Developments

•	We continued to achieve market success with our C4™ CMTS, and are actively pursuing opportunities with several MSOs. The C4™ is a chassis based CMTS featuring extremely high density and the redundancy required for primary line VoIP services. We continue to believe that the introduction of VoIP by multiple MSOs will provide us with a continuing robust market opportunity for our CMTS products. To date, our most significant customer for our C4 CMTS has been Comcast. As previously disclosed, we have been informed by Comcast that it is in the process of implementing a multi-vendor strategy. Earlier this year, we experienced near exclusivity with Comcast on current generation CMTS products. We cannot be sure of the extent or timing of the impact from Comcast’s vendor strategy.

•	We continued to achieve market success with our C3™ CMTS product, particularly internationally where network densities are lower and single channel units are more economical than high density chassis-based models such as the ARRIS C4™.

•	We continued to have growing market success with our Touchstone™ E-MTA products and anticipate substantial sales of this product as MSOs launch VoIP telephony. The Touchstone™ product line is fully DOCSIS 2.0 compliant and features a broad range of options. A battery back-up featuring lithium-ion batteries for long battery life is one such option. Our Packet Ace™ software enables operators to tailor the operation of the Touchstone™ E-MTA to their specific networks.

•	We continued to ship volumes of our Cornerstone™ constant bit rate (“CBR”) product. Our customers continued to expand their footprint with the purchase of HDTs in the first nine months of 2004. As we have discussed previously, ultimately we anticipate a decline in revenues of our CBR products, but the timing of this decline is uncertain. In order to extend the life of this product, we have engaged in discussions with our largest Cornerstone™ customers about possible long term volume commitments in exchange for reduced prices. We do not yet know the outcome of these discussions.

•	In June 2004, we announced that we would begin to distribute products for Colubris, Arcwave, Suttle, and coaXmedia through our distribution arm, Telewire. Colubris and Arcwave offer products for the wireless extension of broadband data services. Suttle provides the connections for voice, data, and video communications. coaXmedia products utilize proprietary technologies that make it possible to deliver high-speed internet services utilizing existing in-building coaxial cable wiring.

•	In June 2004, we announced a three-year Global Purchase Agreement with Liberty Media Corporation to provide the full scope of our advanced broadband service solution for the provision of voice, video and data services to the broadband distribution companies in Liberty Media International Inc.

•	In the third quarter of 2004, we added ten new customers for our CMTS product family, including Insight Communications, the ninth largest MSO in the United States.

Key Product Developments

•	We received CableLabs DOCSIS 2.0 and PacketCable certification on our TM402P E-MTA (VoIP-enabled cable modem with battery back up) in April 2004.

•	We received DOCSIS 2.0 qualification on our C3 CMTS in April 2004.

•	In April 2004, we announced the introduction of our Q5™ DMTS™. The Q5™ DMTS™ is our first product aimed at the IP video portion of the telecommunication market.

•	We received Euro-DOCSIS 2.0 and Euro-PacketCable certification on our TM402B E-MTA in June 2004.

•	We received DOCSIS 2.0 qualification on our C4 CMTS in June 2004.

•	During the third quarter of 2004, we significantly ramped our production and sales of E-MTAs, selling 174,000 units in the quarter as compared to 30,000 units in the second quarter of 2004. Kinetic Strategies, a market analyst firm covering the cable equipment market, reported that in the third quarter of 2004, ARRIS garnered the number two market share position in E-MTA unit shipments worldwide.

•	During the fourth quarter of 2004, we expect to start shipping our new double density DOCSIS 2.0 C4 product in volume.

Gross Margins — 2004 Key Developments and Actions

•	In the third quarter of 2004, our consolidated gross margin was 27.8%, down from 33.5% in the second quarter. This expected decline was due to several factors, including:

•	A change in product mix as we sold more E-MTAs (which have below company average margins) relative to the sales of our C4 product (which has above company average margins).

•	Start-up costs associated with the introduction of our new double density C4 product as we ramp production at our contract manufacturer. We expect a further decline in the near term, as we anticipate we will have an initially higher unit product cost. We are working on cost reduction programs to lower the cost of the product. These programs are expected to improve margins in future periods, most significantly beginning in the third quarter of 2005.

•	Higher costs associated with our E-MTA product. These costs included higher transportation costs as it was necessary to air freight units to meet customer demand, which was coupled with a higher unit cost until product cost reduction programs are completed. We expect to reduce transportation costs in the fourth quarter 2004 by transporting the product by ocean freight. Further, we have an initially higher unit cost. We are actively working on product cost reduction programs. We anticipate that margins for E-MTAs will improve beginning in the fourth quarter 2004.

•	Our ultimate gross margin will vary depending upon the achievement of sales projections, product mix, and product cost (including the achievement and timing of product cost reduction targets).

Capital Structure and Expense Structure — 2004 Key Actions

•	In the first quarter we redeemed $50.0 million of our 4 ½% convertible subordinated notes due 2008 for common stock, reducing the outstanding balance to $75.0 million.

•	We ended the third quarter with $95.9 million of cash, down from the second quarter 2004 level of $100.3 million. We used cash in the quarter to build inventory for two reasons. First, we built an appropriate pipeline, including that necessary to implement ocean freight, for our high growth E-MTA product. Second, we built buffer stock to accommodate a change in contract manufacturers.

•	We continue to closely watch and optimize our expense structure.

Significant Customers

A significant portion of the Company’s revenue is derived from sales to Comcast, Cox Communications and Liberty Media (including its affiliates J-COM, UPC, BCD, and VTR). Sales to these three customers for the three and nine months ended September 30, 2004 and 2003 are set forth below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Comcast	$21,436	$35,751	$85,649	$95,163
% of sales	16.7%	31.6%	23.8%	31.1%
Cox Communications	$31,561	$29,801	$83,360	$74,748
% of sales	24.6%	26.3%	23.1%	24.4%
Liberty Media (including affiliates)	$17,880	$10,256	$54,030	$29,088
% of sales	13.9%	9.1%	15.0%	9.5%

No other customer provided more than 10% of total sales for the three and nine months ended September 30, 2004 and 2003.

Product Sourcing

We use contract manufacturers to produce products for us. Our largest contract manufacturers have been Solectron, Mitsumi, and AG Communications located in Mexico, the Philippines, and the United States, respectively. However, as of September 30, 2004, AG Communication Systems closed its manufacturing facility. During the second quarter 2004, we entered into a contract with Plexus Services Corporation, located in the United States, as a replacement facility for AG Communication Systems. Further, our E-MTA product line is a key element of our overall portfolio. Our E-MTAs are predominately manufactured by Asustek in Taiwan and China.

Comparison of Operations for the Three and Nine Months Ended September 30, 2004 and 2003

Beginning in the third quarter of 2004, ARRIS has renamed its Supplies product category to Supplies & Customer Premise Equipment (“CPE”). This is a name change only as the products within this category have not changed. As a result of the increased sales of E-MTAs within this product group, the Company believes that Supplies & CPE is more descriptive of this category.

Net Sales

The table below sets forth our net sales for 2004 and 2003, for each of our product categories (in thousands):

	Net Sales				Increase (Decrease) Between 2004 and 2003
	For the Three Months		For the Nine Months		For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,		Ended September 30		Ended September 30
	2004	2003	2004	2003	$	%	$	%
Category:
Broadband	$71,530	$75,050	$222,462	$202,346	$(3,520)	(5)%	$20,116	10%
Supplies & CPE	56,879	38,061	138,112	103,818	18,818	49%	34,294	33%

Total sales	$128,409	$113,111	$360,574	$306,164	$15,298	14%	$54,410	18%

The table below sets forth our domestic and international sales for 2004 and 2003 (in thousands):

	Net Sales				Increase Between 2004 and 2003
	For the Three Months		For the Nine Months		For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,		Ended September 30		Ended September 30
	2004	2003	2004	2003	$	%	$	%
Domestic	$98,932	$95,577	$279,234	$252,142	$3,355	4%	$27,092	11%
International	29,477	17,534	81,340	54,022	11,943	68%	27,318	51%

Total sales	$128,409	$113,111	$360,574	$306,164	$15,298	14%	$54,410	18%

Broadband Net Sales 2004 vs. 2003

During the third quarter of 2004, sales of our Broadband products decreased by 5% as compared to the third quarter of 2003. For the first nine months of 2004, Broadband product revenue increased 10% over the same period in 2003. The third quarter decrease in Broadband revenue in 2004 as compared to 2003 is the result of several factors, including:

•	We experienced a decrease in sales, primarily to Comcast, in the third quarter 2004 of our C4 product. As expected, Comcast has implemented a multi-vendor strategy resulting in reduced purchases from them. Additionally, Comcast and several other customers are currently testing our DOCSIS 2.0 generation of product. These field trials are expected to be complete during the fourth quarter 2004 and deployment will then commence. This decline was partially offset with an increase of CMTS products to other customers during the third quarter 2004. We anticipate that we will continue to see increased purchases of next generation CMTS from other major MSOs in the fourth quarter 2004 and beyond. Further, we have added several new customers for our C3 and C4 CMTS products during the third quarter, thereby broadening our existing customer base.

•	During the third quarter 2004, sales of host digital terminals (“HDTs”) decreased. During the third quarter 2004, we sold a total of 16 equivalent HDTs, as compared to 101 equivalent HDTs in the second quarter 2004 and compared to 56 equivalent HDTs in the third quarter 2003. Offsetting the HDT revenue decline was an increase in VoicePort revenue, primarily to Cox. The CBR product line continues to be robust, as evidenced by the increase of 33% of VoicePort shipments in the third quarter as compared to the second quarter. VoicePort shipments for the third quarter 2004 also marked an 11% increase over the third quarter 2003.

•	We anticipate that CBR sales will decline as operators will begin to use VoIP as opposed to CBR for new telephony launches and that we will be positioned to participate in these launches. We anticipate that our revenue per telephony subscriber will be lower in the VoIP market than in the CBR market. However, we anticipate the overall market for VoIP will be significantly larger.

•	Broadband product revenue internationally for the third quarter 2004 was $20.1 million, an increase of $3.5 million over the third quarter 2003. For the first nine months of 2004, Broadband international revenue was $61.9 million, as compared to $50.9 million for the same period in 2003. This increase is primarily the result of increased purchases by J-COM of our CBR telephony equipment.

At the end of the period, we had approximately $6.4 million of accumulated deferred revenue, the majority of which we expect to be recognized as revenue in the fourth quarter of 2004.

Supplies & CPE Net Sales 2004 vs. 2003

During the three and nine months ended September 30, 2004, sales of our Supplies & CPE products increased by 49% and 33%, respectively, as compared to the same periods in 2003:

•	The primary reason for the increase in Supplies & CPE revenue in 2004 was the strong sales of our DOCSIS® E-MTAs. We anticipate continued growth in these products as VoIP launches begin across the industry by multiple MSOs. We believe we have a strong early position with our E-MTA as a result of its features and our reputation and position within the market with respect to telephony. We expect that competition for the E-MTA will be significant and that cost will be a very strong factor in customer selection of products.

•	Supplies & CPE product revenue internationally for the third quarter 2004 was $9.4 million, an increase of $8.5 million over the third quarter 2003. For the first nine months of 2004, Supplies & CPE international revenue was $19.5 million, as compared to $3.1 million for the same period in 2003. This increase is primarily the result of increased sales of our E-MTAs and cable modems to international customers.

Gross Profit

The table below sets forth our gross profit for 2004 and 2003, for each of our product categories (in thousands):

	Gross Profit $				Increase Between 2004 and 2003
	For the Three Months		For the Nine Months		For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,		Ended September 30		Ended September 30
	2004	2003	2004	2003	$	%	$	%
Category:
Broadband	$29,708	$28,899	$93,787	$72,324	$809	3%	$21,463	30%
Supplies & CPE	6,038	2,943	18,605	11,447	3,095	105%	7,158	63%

Total	$35,746	$31,842	$112,392	$83,771	$3,904	12%	$28,621	34%

The table below sets forth our gross profit percentages for 2004 and 2003, for each of our product categories:

	Gross Profit %				Point Increase (Decrease) Between 2004 and 2003
	For the Three Months		For the Nine Months		For the Three Months	For the Nine Months
	Ended September 30,		Ended September 30,		Ended September 30	Ended September 30
	2004	2003	2004	2003
Category:
Broadband	41.5%	38.5%	42.2%	35.7%	3.0	6.5
Supplies & CPE	10.6%	7.7%	13.5%	11.0%	2.9	2.5
Total	27.8%	28.2%	31.2%	27.4%	(0.4)	3.8

     Broadband Gross Profit 2004 vs. 2003

     The change in Broadband gross profit dollars and percentages during 2004 as compared to 2003 was related to several factors, including:

•	Gross profit dollars for the first nine months of 2004 were positively impacted by the increase in revenues year-over-year.

•	Cost reduction programs were initiated during the second half of 2003, contributing to an increase in margins in 2004. We continue to aggressively pursue and implement product cost reductions. However, we do anticipate a decrease in gross profit percentages in the near term with respect to our CMTS product. As we introduce our new double density feature (which includes DOCSIS 2.0), we anticipate higher initial product costs. We are working on several product cost reduction programs which we expect to improve margins, predominately beginning in the third quarter of 2005.

•	Gross profit in 2004 was impacted by increases in our warranty reserves. Warranty accruals for the three and nine months ended September 30, 2004 were $2.5 million and $5.2 million, respectively. This increase reflects:

-	a decrease in the estimate of the future costs of repairs as a result of our decision to return a greater number of products to the manufacturer for repair rather than arranging for the repair domestically at a higher expense,

-	an increase reflecting that historically ARRIS calculated the warranty reserve using warranty lengths and rates of repair experience that were, on average, less than those actually experienced by the Company, and

-	routine adjustments reflecting sales volume, warranty terms, changes in return experience, and the other factors that we use to determine the warranty reserve.

•	Inventory reserve charges were approximately $0.1 million during the third quarter 2004 as compared to $1.9 million during the same quarter in 2003. Reserve charges for the first nine months of 2004 were $3.1 million as compared to $4.8 million during the same period in 2003.

Supplies & CPE Gross Profit 2004 vs. 2003

The Supplies & CPE category gross profit dollars and percentages increased during 2004 as compared to 2003. The following factors impacted gross profit:

•	The increase in revenues in 2004 favorably impacted gross profit dollars.

•	During 2004, we recognized a partial recovery with respect to inventory previously written off associated with an Argentinean customer. Of this total gain of $0.9 million, approximately $0.6 million was related to Supplies & CPE products and was recorded against cost of sales, increasing the Supplies & CPE gross profit dollars and percentage (the remaining portion was related to discontinued operations).

•	Inventory reserve charges for our Supplies & CPE product category were approximately $0.8 million during the third quarter 2004 as compared to $2.7 million during the same quarter in 2003. Reserve charges for the first nine months of 2004 were $1.5 million as compared to $5.7 million during the same period in 2003.

•	The above increases in the gross profit percentage were partially offset with decreases related to product mix. During 2004, increased sales of our lower margin E-MTAs reduced the gross profit percentage. Further, we incurred higher transportation costs during the third quarter 2004 as it was necessary to air freight E-MTAs to meet our customers’ delivery commitments. Production of E-MTAs has now caught up with our customer demand and we will be able to ship via ocean freight, thereby reducing the cost. We are actively working on various cost reduction programs which we anticipate will improve E-MTA margins.

Operating Expenses

The table below provides detail regarding our operating expenses (in thousands):

	Operating Expenses				Increase (Decrease) Between 2004 and 2003
	For the Three Months		For the Nine Months		For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,		Ended September 30		Ended September 30
	2004	2003	2004	2003	$	%	$	%
SG&A	$17,122	$18,671	$53,161	$60,660	$(1,549)	(8)%	$(7,499)	(12)%
Provision for doubtful accounts	621	142	917	7,860	479	337%	(6,943)	(88)%
R&D	14,839	16,245	47,339	47,459	(1,406)	(9)%	(120)	0%
Restructuring and impairment	56	—	7,107	336	56	100%	6,771	2015%
Amortization of intangibles	6,206	8,812	24,055	26,284	(2,606)	(30)%	(2,229)	(8)%

Total	$38,844	$43,870	$132,579	$142,599	$(5,026)	(11)%	$(10,020)	(7)%

Selling, General, and Administrative, or SG&A, Expenses

Several factors contributed to the decrease in SG&A in 2004 as compared to 2003:

•	Expenses for the nine months ended September 30, 2004 included severance charges of $0.5 million. SG&A expenses for the three and nine months ended September 30, 2003 included severance charges of approximately $0.1 million and $0.9 million, respectively.

•	SG&A expenses for the first nine months of 2003 included a charge of approximately $2.2 million related to the write-off of customer-relations software.

•	SG&A expenses for the third quarter of 2003 included a charge of $1.4 million related to the disposal of the ESP product line.

•	We have implemented several actions to reduce both SG&A and R&D costs over the past year. These actions include reductions in force and curtailment of certain employee benefits, including the cessation of the employer match in 401k contributions beginning in the third quarter 2003. We intend to reinstate a partial employer match in 401k contributions in 2005.

•	Partially offsetting the above decreases is an increase in compensation costs related to accruals for employee and management bonuses that are scheduled to be paid in the first quarter of 2005 should certain targets be met. This increase affects both SG&A and R&D.

Provision for Doubtful Accounts

During 2003, we recorded incremental reserve charges of $6.4 million in connection with our Cabovisao accounts receivable. Cabovisao’s parent company, Csii, filed for court-supervised restructuring and recapitalization in Canada in June 2003.

Research & Development (R&D) Expenses

R&D expenses for the three months ended September 30, 2004 decreased approximately 9% from the third quarter 2003; however, R&D expenses for the year-to-date periods in 2004 and 2003 were relatively flat. R&D expenses for the three and nine months ended September 30, 2003 included severance charges of $1.2 million and $1.7 million, respectively. Our primary R&D focus is on products that allow MSOs to capture new revenue, in particular, high-speed data, VoIP, and Video over IP.

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

On a quarterly basis, we review our existing restructuring accruals and make adjustments if necessary. As a result of these evaluations, we recorded additional restructuring charges of $0.1 million and $0.9 million for the three and nine months ended September 30, 2004, respectively. During the three and nine months ended September 30, 2003, we recorded charges of $0 million and $0.3 million, respectively. These adjustments were required due to a change to the initial estimates used. See Note 8 of Notes to the Consolidated Financial Statements.

Amortization of Intangibles

Intangibles amortization expense for the three months ended September 30, 2004 and 2003 was $6.2 million and $8.8 million, respectively. For the year-to-date periods in 2004 and 2003, amortization expense was $24.1 million and $26.3 million, respectively. Our intangible assets represent existing technology acquired as a result of the Arris Interactive L.L.C. acquisition in the third quarter 2001, the Cadant, Inc. acquisition in the first quarter 2002, the Atoga Systems’ acquisition in the first quarter 2003, and the Com21 acquisition in the third quarter 2003. All of our current intangibles are being amortized over a 36 month period, which represents their estimated useful lives. Amortization expense will decline significantly over the next several quarters, as the Arris Interactive L.L.C. intangible is now fully amortized and the Cadant, Inc. intangible will be fully amortized in January 2005. See Note 11 of Notes to Consolidated Financial Statements.

Other Expense (Income)

Interest Expense

Interest expense for the third quarter 2004 and 2003 was $1.0 million and $2.9 million, respectively. During the first nine months of 2004, we recorded interest expense of $3.7 million as compared to $7.5 million during the same period in 2003. Interest expense reflects the cost of borrowings on our revolving line of credit (terminated in December 2003), amortization of deferred finance fees, and the interest paid on both the Notes due 2008 and the Notes due 2003.

The decrease in interest expense in 2004 as compared to 2003 was due to two primary factors:

•	The balance of our outstanding convertible subordinated notes due 2008 was $75.0 million during the third quarter 2004 as compared to $125.0 million during the third quarter 2003. Additionally, interest expense during the year-to-date period in 2003 included interest on the notes due 2003 as the notes were not fully paid off until May 2003. See Note 12 of Notes to Consolidated Financial Statements.

•	The amortization of deferred finance fees decreased approximately $1.1 million and $2.8 million during the three and nine months ended in 2004, respectively, as compared to the same periods in 2003. Several elements account for the net decrease. First, we terminated our credit facility at the end of 2003 and wrote off a portion of the associated deferred costs, resulting in reduced amortization charges in 2004. Second, in the first quarter of 2004, we redeemed $50 million, or 40%, of our notes due 2008. As a result, we wrote off the proportionate amount of deferred finance fees, totaling $1.6 million, which negatively impacted our nine month 2004 expense but reduces our ongoing quarterly amortization.

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

Loss (Gain) on Debt Retirement

During the first quarter 2004, we called $50.0 million of the Notes due 2008 for redemption, and holders of the called notes elected to convert their notes into an aggregate of 10.0 million shares of common stock, rather than have the notes redeemed. Under the indenture’s terms for redemptions prior to March 18, 2006, we made a make-whole interest payment of approximately 0.5 million common shares, resulting in a charge of $4.4 million during the nine months ended September 30, 2004.

During the first quarter 2003, ARRIS redeemed the entire Class B membership interest in Arris Interactive held by Nortel Networks for approximately $88.4 million. This discounted redemption resulted in a gain of approximately $28.5 million during the nine months ended September 30, 2003.

Loss (Gain) on Investments and Notes Receivable

We hold certain investments in the common stock of publicly-traded companies and also hold a number of non-marketable equity securities. For further discussion on the classification and the accounting treatment of these investments, see the Investments section within Financial Liquidity and Capital Resources contained herein. During the three and nine months ended September 30, 2004, we recognized a loss on investments of $0 million and $1.4 million, respectively. We recorded a gain on investments of $(19) thousand for the three months ended September 30, 2003 and a net loss of $1.0 million for the year-to-date period in 2003.

During the third quarter of 2004, we recorded a charge of $0.2 million in relation to a short-term note receivable that we deemed to be fully impaired. The note, which was related to a private company, became due in October 2004, and the company has been unable to repay the note.

Loss (Gain) in Foreign Currency

During the three months ended September 30, 2004 and 2003, we recorded a foreign currency loss (gain) of approximately $(0.2) million in each period. For the year-to-date periods in 2004 and 2003, we recorded a foreign currency loss (gain) of $(0.1) million and $(2.2) million, respectively. This expense (income) is primarily driven by the fluctuations in the value of the euro and yen, as compared to the U.S. dollar, as we have several European and Japanese customers whose receivables and collections are denominated in their local currency.

Other Expense (Income)

Included in other expense (income) is interest income, bank charges, and losses (gains) on disposal of fixed assets. We recorded other expense (income) of $(0.3) million and $(0.8) million during the three and nine months ended September 30, 2004, respectively, as compared to $(0.1) million and $(0.2) million during the same periods in 2003. The increase in income in 2004 was primarily the result of additional interest income recorded in 2004 due to a higher cash balance.

Discontinued Operations

During the first quarter of 2004, we recognized a partial recovery with respect to amounts previously written off associated with an Argentinean customer. Of this total gain of $0.9 million, approximately $0.3 million was related to discontinued products and was recorded in discontinued operations.

During the second and third quarters of 2004, the Company recorded income of $0.8 million and $42 thousand, respectively, from discontinued operations as a result of net changes in estimates related to real estate, vendor liabilities, and other accruals with respect to the Actives and Keptel product lines.

Financial Liquidity and Capital Resources

Overview

One of our key strategies is to maintain and improve our capital structure. The key metrics we focus on are summarized in the table below:

Liquidity & Capital Resources Data

	Nine Months Ended September 30,
	2004	2003
	(in millions, except DSO, turns, and percentages)
Key Working Capital Items
Cash provided by (used in) operating activities	$12.4	$(12.1)
Cash on hand	$95.9	$60.0
Accounts Receivable, net	$64.5	$61.6
Days Sales Outstanding — YTD	46	64
Inventory	$88.3	$95.0
Inventory turns — YTD	4.0	3.0
Key Debt Items
Convertible Notes due 2008	$75.0	$125.0
Capital Expenditures	$7.2	$4.2
Shares Owned by Nortel	3.2	14.0
% Owned by Nortel	3.6%	18.6%

Credit Facility

In August 2001, in conjunction with the acquisition of Arris Interactive L.L.C., we entered into an asset-based credit facility with customary terms and covenants. The facility was necessary to close the transaction and to provide appropriate working capital for the business. We were borrowers under this facility until October 2001, at which time we had sufficient funds to pay off the facility. We ended 2003 with a cash position of approximately $85 million. The facility was to expire on August 3, 2004. In the fourth quarter of 2003, we reviewed the need to renew or replace the facility and concluded that the benefit of renewing was not sufficient to warrant the attendant cost. In December 2003, we chose to terminate the facility. This was driven in part by our cash reserves, our perspective on future cash flows, and our belief that a commercially reasonable facility would be available to us in the future, given our asset base, if we required it.

Inventory & Accounts Receivable

We place a strong emphasis on working capital management, particularly with respect to accounts receivable and inventory. We use inventory turns to evaluate inventory management and days sales outstanding, or DSOs, to evaluate accounts receivable management. As the table above indicates, we improved our performance, particularly as evidenced by the year-to-date 2004 turns of 4.0 and DSOs of 46 days.

Looking forward, we do not anticipate a significant reduction in DSOs. It is possible that DSOs may increase, particularly if the international content of our business increases as international customers typically have longer payment terms. Depending on the ultimate mix of product, we anticipate a modest growth in inventory in the fourth quarter 2004 and then a decline over the first half of 2005.

Summary of Current Liquidity Position and Potential for Future Capital Raising

We believe our current liquidity position, with approximately $95.9 million cash on hand as of September 30, 2004, together with the prospects for continued generation of cash from operations are adequate for our short- and medium-term business needs. However, a key part of our overall long-term strategy may be implemented through additional acquisitions. In order to be prepared to make acquisitions, it is possible that we will raise capital through private, public, share and/or debt offerings. We believe we will have the ability to access the capital markets with commercially reasonable terms.

Commitments

Our contractual obligations are disclosed in detail in our Annual Report on Form 10-K for the year ended December 31, 2003. The balance of our long term debt related to the Notes due 2008 was $75.0 million as of September 30, 2004 as compared to $125.0 million as of December 31, 2003. The decrease was the result of the conversion of $50.0 million of the notes into shares of common stock during the first quarter 2004, as previously discussed. This is the only material change to our contractual obligations since December 31, 2003.

Cash Flow

Below is a table setting forth the key lines of our Consolidated Statements of Cash Flows (in thousands):

	For the Nine Months Ended
	September 30,
	2004	2003
Cash provided by (used in) operating activities	$12,368	$(12,067)
Cash provided by (used in) investing	(7,233)	(5,460)
Cash provided by (used in) financing	5,848	(20,901)

Net increase (decrease) in cash and cash equivalents	$10,983	$(38,428)

Operating Activities:

Below are the key line items affecting cash from operating activities (in thousands):

	For the Nine Months Ended
	September 30,
	2004	2003
Net income (loss) after non-cash adjustments	$13,867	$(11,831)
(Increase)/Decrease in accounts receivable	(9,113)	10,278
(Increase)/Decrease in inventory	(9,720)	9,763
All other — net	17,334	(20,277)

Cash provided by (used in) operating activities	$12,368	$(12,067)

•	We generated approximately $12.4 million of cash through the first nine months of 2004. However, we used $1.5 million of cash in the third quarter 2004 to build inventory in order to accommodate a change in contract manufacturers and to build a pipeline supply of E-MTAs to parallel the growth in sales we have experienced for this product.

•	Trade accounts receivable at the end of the third quarter 2003 included approximately 18.6 million euros due from Cabovisao, of which a substantial portion was past due. The higher DSO level of 64 days during 2003 was predominantly due to the outstanding balance from Cabovisao. During the fourth quarter of 2003, we sold the Cabovisao accounts receivable to an unrelated third party for approximately $10.1 million.

•	Included in All other — net in 2004 are increases in accounts payable related to our increases in inventory, and increases in payroll accruals predominately related to employee and management bonuses that are scheduled to be paid in the first quarter of 2005 if certain performance targets are achieved. Included in All other — net in 2003 are decreases in accounts payable and decreases in other accruals, including restructuring.

•	While we believe we may be able to further improve our working capital position, future cash flow from operating activities will be more dependent on net income after adjustments for non-cash items.

Investing Activities:

Below are the key line items affecting investing activities (in thousands):

	For the Nine Months Ended
	September 30,
	2004	2003
Capital expenditures	$(7,183)	$(4,213)
Cash proceeds from sale of Actives product line	—	1,800
Acquisitions/Other	(50)	(3,047)

Cash provided by (used in) investing activities	$(7,233)	$(5,460)

Capital Expenditures — Capital expenditures are mainly for test equipment, laboratory equipment, computing equipment, and leasehold improvements. We anticipate investing approximately $10.0 million in 2004.

Cash Proceeds — This represents the final proceeds of $1.8 million received in 2003 related to the sale of the Actives product line in November 2002.

Acquisitions/Other — This primarily represents cash investments we have made in the acquisition of Atoga in 2003 and Com21 in August 2003.

Financing Activities:

Below are the key items affecting our financing activities (in thousands):

	For the Nine Months Ended
	September 30,
	2004	2003
Proceeds from issuance of debt	$—	$126,597
Redemption of Class B membership interest	—	(88,430)
Repurchase and retirement of common stock	—	(28,000)
Payments on capital lease obligations	(14)	(2,122)
Payments on debt obligations	(1,163)	(24,325)
Deferred finance costs paid	—	(5,797)
Proceeds from issuance of stock	7,025	1,176

Cash provided by (used in) financing activities	$5,848	$(20,901)

As can be seen from the above table, we have substantially refinanced our capital structure. We have eliminated our Notes due 2003 and the Class B membership interest. We accomplished this by using cash from operating activities, selling non-core product lines and issuing $125.0 million Notes due 2008 in the first quarter 2003. During the first quarter 2004, we called $50.0 million of the Notes due 2008 for redemption, leaving a remaining balance of $75.0 million. During the year-to-date period of 2004, approximately $7.0 million was raised from the issuance of stock, primarily related to the exercise of stock options by employees and the purchases of stock by our employees through our Employee Stock Purchase Plan.

Interest Rates

As of September 30, 2004, we did not have any floating rate indebtedness or any outstanding interest rate swap agreements.

Foreign Currency

A significant portion of our products are manufactured or assembled in Mexico, Taiwan, China, the Philippines, and other foreign countries. Our sales into international markets have been and are expected in the future to be an important part of our business. These foreign operations are subject to the usual risks inherent in conducting business abroad, including risks with respect to currency exchange rates, economic and political destabilization, restrictive actions and taxation by foreign governments, nationalization, the laws and policies of the United States affecting trade, foreign investment and loans, and foreign tax laws.

We have certain international customers who are billed in their local currency. We use a hedging strategy and enter into forward or currency option contracts based on a percentage of expected foreign currency receipts. The percentage can vary, based on the predictability of cash receipts. We routinely review our accounts receivable in foreign currency and will periodically initiate forward or option contracts when appropriate. As of September 30, 2004, we had two option contracts outstanding that expire on November 30, 2004. During the third quarter 2004, we recognized a loss of $25 thousand related to these contracts.

Financial Instruments

In the ordinary course of business, we, from time to time, will enter into financing arrangements with customers and vendors. These financial instruments include letters of credit, commitments to extend credit and guarantees of debt. These agreements could include the granting of extended payment terms that result in longer collection periods for accounts receivable and slower cash inflows from operations and/or could result in the deferral of revenue. As of September 30, 2004 and December 31, 2003, we had approximately $4.0 million and $6.1 million, respectively, outstanding under letters of credit that were cash collateralized. The cash collateral is held in the form of restricted cash. The letters of credit are predominantly for workmen’s compensation insurance, customs, and leases.

Investments and Notes Receivable

We hold certain investments in the common stock of publicly-traded companies which are classified as available for sale. Changes in the market value of these securities are typically recorded in other comprehensive income. These securities are also subject to a periodic impairment review, which requires significant judgment. As these investments had been below their cost basis for a period greater than six months, impairment charges of $1.4 million were recorded during the nine months ended September 30, 2004. As of September 30, 2004, the carrying value of these investments is $0 as they have been deemed fully impaired.

In addition, we hold a number of non-marketable equity securities totaling approximately $0.8 million at September 30, 2004, which are classified as available for sale. The non-marketable equity securities are subject to a periodic impairment review, which requires significant judgment as there are no open-market valuations. During the first nine months of 2003, we recorded a charge of approximately $0.1 million in relation to non-marketable equity securities deemed to be impaired based on various factors.

During the third quarter of 2004, we recorded a charge of $0.2 million in relation to a short-term note receivable that we deemed to be fully impaired. The note, which was related to a private company, became due in October 2004, and the company has been unable to repay the note.

As of September 30, 2004, we held a non-marketable equity security of $0.6 million (included in the total of $0.8 million described above) and a short-term note receivable of $0.5 million from a private company. The company is attempting to raise additional funds to finance its business. We are uncertain as to whether the company will be successful. If the company is unsuccessful, it is possible that our holdings may become impaired.

We offer a deferred compensation arrangement, which allows certain employees to defer a portion of their earnings and defer the related income taxes. These deferred earnings are invested in a “rabbi trust,” and are accounted for in accordance with Emerging Issues Task Force Issue No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested. A rabbi trust is a funding vehicle used to protect deferred compensation benefits from various events (but not from bankruptcy or insolvency). The investment in the rabbi trust is classified as an investment on our balance sheet. At September 30, 2004, we had an accumulated unrealized gain related to the rabbi trust of approximately $1.0 million included in comprehensive income.

Capital Expenditures

Capital expenditures are made at a level designed to support the strategic and operating needs of the business. ARRIS’ capital expenditures were $2.9 million and $1.6 million for the three months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004, ARRIS invested approximately $7.2 million in capital expenditures, as compared to $4.2 million for the same period in 2003. ARRIS had no significant commitments for capital expenditures at September 30, 2004. Management expects to invest approximately $10.0 million in capital expenditures for the fiscal year 2004.

Critical Accounting Estimates

The accounting and financial reporting policies of the Company are in conformity with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management has discussed the development and selection of the Company’s critical accounting estimates with the audit committee of the Company’s Board of Directors and the audit committee has reviewed the Company’s related disclosures. Our critical accounting policies and estimates are disclosed extensively in our Form 10-K for the year ended December 31, 2003, as filed with the United States Securities and Exchange Commission. Our critical accounting estimates have not changed in any material respect nor have we adopted any new critical policies during the nine month ended September 30, 2004.

Forward-Looking Statements

Certain information and statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report, including statements using terms such as “may,” “expect,” “anticipate,” “intend,” “estimate,” “believe,” “plan,” “continue,” “could be,” or similar variations or the negative thereof, constitute forward-looking statements. These statements include, among others, statements concerning our product sales and margins, our operating expenses, market opportunities, product demand and industry capacity, future actions of participants in our industry, competition within our industry, our business strategy, our inventory and accounts receivable, our liquidity position, our ability to access capital markets and our capital expenditures. We caution investors that forward-looking statements made by us are not guarantees of future performance and that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. Important factors that could cause results or events to differ from current expectations are described in the risk factors below. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. In providing forward-looking statements, we expressly disclaim any obligation to update publicly or otherwise these statements, whether as a result of new information, future events or otherwise except to the extent required by law.

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

Further, many of our larger competitors are in a better position to withstand any significant reduction in capital spending by customers in these markets. They often have broader product lines and market focus and therefore will not be as susceptible to downturns in a particular market. In addition, several of our competitors have been in operation longer than we have been, and therefore, they have more long-standing and established relationships with domestic and foreign broadband service users. We may not be able to compete successfully in the future, and competition may harm our business.

Our business has primarily come from several key customers. The loss of one of these customers or a significant reduction in services to one of these customers would have a material adverse effect on our business.

Our three largest customers are Comcast, Cox Communications and Liberty Media (including the affiliates of J-COM, UPC, BCD, and VTR). For the nine months ended September 30, 2004, sales to Comcast accounted for 23.8% of our total revenues, sales to Cox Communications accounted for 23.1%, and sales to Liberty Media accounted for 15.0%. We currently are the exclusive provider of constant bit rate telephony products for both Cox Communications and, in eight metro areas, Comcast. We had been the primary vendor for C4 CMTS to Comcast. However, beginning in the third quarter 2004, Comcast has implemented a multi-vendor strategy for CMTS products which has lead to a decline in our sales to them. The loss of Comcast, Cox Communications, Liberty Media, or one of our other large customers, or a significant reduction in the services provided to any of them would have a material adverse impact on our business.

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

In late April 2004, we received notice from AG Communication Systems, one of our key contract manufacturers, that it was closing its facility effective September 30, 2004. During the second quarter 2004, we entered into a contract with Plexus Services Corporation as a replacement for AG Communication Systems. It is possible that we may be impacted by this transition.

Our margins can fluctuate significantly.

Our gross margins are dependent upon a number of factors, including product mix, sales volume, pricing, and direct and indirect product costs. During the third quarter 2004, we experienced a decline in gross margin percentages. Changes in our gross margin percentage directly impact our overall operating results and may impact the value of our stock.

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

A significant portion of our products are manufactured or assembled in Mexico, Taiwan, China, the Philippines, and other countries outside of the United States. The governments of the foreign countries in which our products are manufactured may pass laws that impair our operations, such as laws that impose exorbitant tax obligations or nationalize these manufacturing facilities.

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

In the past, we have used interest rate swap agreements, with large credit-worthy financial institutions, to manage our exposure to interest rate changes. These swaps would involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. During the quarter ended September 30, 2004, we did not have any outstanding interest rate swap agreements.

A significant portion of our products are manufactured or assembled in Mexico, Taiwan, China, the Philippines, and other countries outside the United States. Our sales into international markets have been and are expected in the future to be an important part of our business. These foreign operations are subject to the usual risks inherent in conducting business abroad, including risks with respect to currency exchange rates, economic and political destabilization, restrictive actions and taxation by foreign governments, nationalization, the laws and policies of the United States affecting trade, foreign investment and loans, and foreign tax laws.

We have certain international customers who are billed in their local currency. Changes in the monetary exchange rates may adversely affect our results of operations and financial condition. To manage the volatility relating to these typical business exposures, we may enter into various derivative transactions, when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. The euro and the yen are the predominant currencies of those customers who are billed in their local currency. Taking into account the effects of foreign currency fluctuations of the euro and the yen versus the dollar, a hypothetical 10% weakening of the U.S. dollar (as of September 30, 2004) would provide a gain on foreign currency of approximately $1.3 million. Conversely, a hypothetical 10% strengthening of the U.S. dollar would provide a loss on foreign currency of approximately $1.3 million. As of September 30, 2004, we had no material contracts, other than cash and accounts receivable, denominated in foreign currencies.

We routinely review our accounts receivable in foreign currency and will periodically initiate forward or currency option contracts when appropriate. As of September 30, 2004, we had two currency option contracts outstanding which expire on November 30, 2004. During the third quarter 2004, we recognized a loss of $25 thousand related to these contracts.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Metal Press Litigation. ARRIS is a defendant in a case entitled Metal Press S.A. de C.V. v. ARRIS International, Inc. f/k/a/ Antec Corporation, No. 1:01-CV-2435-CAP (N.D. Ga., Atlanta Div., filed September 13, 2001). In general, Metal Press alleged that ARRIS breached a purported oral requirements contract for certain products and requested damages of as much as $7.0 million. A jury trial was held, and a verdict was entered in ARRIS’ favor upon conclusion of the trial. The plaintiff recently has filed a motion for a new trial.

Item 6. Exhibits and Reports on Form 8-K

Exhibit No.	Description of Exhibit
10.20	Form of Stock Option Grant
10.21	Form of Restricted Stock Grant
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer

Reports on Form 8-K

On July 23, 2004, we furnished a report on Form 8-K relating to Items 7 and 12.

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARRIS GROUP, INC.
/s/ David B. Potts

David B. Potts Executive Vice President, Chief Financial Officer and Chief Information Officer

     Dated: November 9, 2004