Form 10-K
period 2004-12-31
ARRIS GROUP INC
filed 2005-03-31
CIK 1141107

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
For the fiscal year ended December 31, 2004
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
      Except as set forth in Item 10, ARRIS is unaware of any delinquent filers pursuant to Item 405 of Regulation S-K.
      ARRIS Group, Inc. is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
      The aggregate market value of ARRIS Group’s Common Stock held by non-affiliates as of June 30, 2004 was approximately $515.1 million (computed on the basis of the last reported sales price per share of such stock of $5.94 on the Nasdaq National Market System). For these purposes, directors, officers and 10% shareholders have been assumed to be affiliates. As of February 28, 2005, 87,717,872 shares of the registrant’s Common Stock were outstanding.
      Portions of ARRIS Group’s Proxy Statement for its 2005 Annual Meeting of Stockholders are incorporated by reference into Part III.

i

PART I

Item 1.	Business
      As used in this Annual Report, “we,” “our,” “us,” “the Company,” and “ARRIS” refer to Arris Group, Inc. and our consolidated subsidiaries, including Arris International, Inc. (formerly ANTEC Corporation) and Arris Interactive L.L.C., unless the context otherwise requires.
General
      Our principal executive offices are located at 3871 Lakefield Drive, Suwanee, Georgia 30024, and our telephone number is (770) 622-8400. We also maintain a website at www.arrisi.com. On our website we provide links to copies of the annual, quarterly and current reports that we file with the Securities and Exchange Commission, any amendments to those reports, and all press releases. Copies of our codes of ethics and the charters of our board committees also are available on our website. We will provide copies of these documents in electronic or paper form upon request to Investor Relations, free of charge.
Glossary of Terms
      Below are commonly used acronyms in our industry and their defined terminology:

Acronym	Terminology

CAM	Cable Access Module
CBR	Constant Bit Rate
CMTS	Cable Modem Termination System
CPE	Customer Premises Equipment
DBS	Digital Broadcast Satellite
DMTS	Digital Multimedia Termination System
DOCSIS	Data Over Cable Service Interface Specification
DSG	DOCSIS Set-Top Gateway
E-MTA	Embedded Multimedia Terminal Adapters
HDT	Host Digital Terminal
HFC	Hybrid Fiber-Coaxial
ILEC	Incumbent Local Exchange Carrier
IP	Internet Protocol
MSO	Multiple Systems Operator
NGNA	Next Generation Network Architecture
NIU	Network Interface Units
RF	Radio Frequency
VoIP	Voice over Internet Protocol
VPN	Virtual Private Network
Industry Overview
      We develop and supply equipment and technology for cable system operators and other broadband service providers that allow them to deliver a full range of integrated voice, video and data services to their subscribers. Further, we are a leading supplier of infrastructure products used by cable system operators in the build-out and maintenance of hybrid fiber-coaxial, or HFC, networks.
      We provide our products and equipment principally to the cable television market and, more specifically, to operators of multiple cable systems, or MSOs, on a worldwide basis. In recent years, the technology used in cable systems has evolved significantly. Historically, cable systems offered only one-way analog video service.

Due to technological advancements and large investments in infrastructure upgrades, these systems have evolved to become two-way broadband systems featuring high-speed, high-volume, interactive services. MSOs have aggressively upgraded their networks to cost-effectively support and deliver enhanced video, voice and data services. As a result, cable operators have been able to use broadband systems to increase their revenues by offering enhanced interactive subscriber services, such as high-speed data, telephony, digital video and video on demand, and to effectively compete against other broadband communications technologies, such as digital subscriber line, local multiport distribution service, direct broadcast satellite, fiber to the home, and fixed wireless. Delivery of enhanced services also has helped MSOs offset slowing basic video subscriber growth, reduce their subscriber churn and compete against alternative video providers; in particular, digital broadcast satellite, or DBS.
      A key factor supporting the growth of broadband systems is the powerful growth of the Internet. Rapid growth in the number of Internet users, their desire for ever higher internet access speeds, and more high-volume interactive services has created demand. Another key factor supporting the growth of broadband systems is the evolution of video services being offered to consumers. Video on demand and high definition television are two key video services expanding the use of MSOs’ broadband systems. The increase in volume and complexity of the signals transmitted through the network and emerging competitive pressures from telephone companies with digital subscriber line and fiber to the premises offerings are pushing cable operators to deploy new technologies as they evolve. Further, cable operators are looking for products and technology that are flexible, cost effective, easily deployable and scalable to meet future demand and mix of services. Because the technologies are evolving and the signals are growing in complexity and volume, cable operators need equipment that provides the necessary technical capacity at a reasonable cost at the time of initial deployment and the flexibility to accommodate expansion and technological advances.
      Capital spending by MSOs on their networks has shifted over the past several years. Cable operators have largely completed the upgrades and re-builds required to support advanced services and are now in the process of enabling those services. As a result, spending has shifted away from HFC plant equipment and materials to head-end and customer premises equipment that enable high speed data, telephony, and digital video services. According to Kagan (2003 report), the industry experienced a decline in overall capital expenditures during this transition period, dropping from an estimated $18.5 billion in 2001, to $14.2 billion in 2004. However, during this same period spending on telephony, high speed data, and digital video all grew substantially and is expected to continue to grow for the foreseeable future. Also, maintenance and extension spending has grown steadily, and is expected to continue growing because of the installed base of the more sophisticated equipment required to support the advanced services.
      One of the fastest growing services is cable telephony. The data below is Yankee Group’s estimates for the U.S. market, and illustrates the expected growth in subscribers for this service. We expect that the international market for cable telephony should experience similar growth.

      Cable telephony allows cable operators to offer their customers local and long distance residential telephone service. It is presently offered to cable operators using two distinct technologies: constant bit rate, or CBR, technology and Internet Protocol, or IP, technology. CBR technology utilizes the switched-circuit technology currently used in traditional phone networks. This is a proven carrier-class telephony solution that enables operators to directly compete with incumbent telephone carriers with voice services and class-features, which include caller ID, call-waiting and three-party conferencing. At the end of 2004, our Cornerstone® CBR cable telephone products served over 4.7 million subscriber lines deployed by 56 operators in 102 cities in thirteen countries. IP technology, also known as Voice over IP, or VoIP, permits cable operators to provide toll-quality cable telephony at costs below those associated with CBR technology. In 2004, deployment of VoIP technology began in earnest. We expect that the growth in VoIP will begin to slow deployment of data-only cable modems because the customer premises devices that support VoIP also offer high speed data access. We are a leading supplier of both headend and customer premises equipment for VoIP services over cable.
      Data and VoIP services are governed by a set of technical standards promulgated by CableLabs® in North America and tComLabs in Europe, two industry standard-setting bodies. While the standards set by these two bodies necessarily differ in a few details in order to accommodate the differences in HFC network architectures between North America and Europe, they have a great deal in common. The primary data standard specification for cable operators in North America is entitled DOCSIS®. Release 2.0 of this specification is the current governing standard for data services in North America. The Euro-DOCSIS standard Release 2.0 is the same for Europe. DOCSIS 2.0 builds upon the capabilities of DOCSIS 1.1 and adds additional throughput in the upstream portion of the cable plant — from the consumer out to the Internet. In addition to the DOCSIS standards that govern data transmission, CableLabs has defined the

PacketCable® standard for VoIP. This standard defines the interfaces between network elements such as cable modem termination systems, or CMTS, multi-media terminal adapters, or MTA, gateways and call management servers to provide high quality IP telephony service over the HFC network.
      To date, MSOs have offered digital television signals to subscribers using proprietary technologies offered by a limited set of vendors, led by Scientific-Atlanta and Motorola, principally. The technologies that have enabled high-speed data and VoIP across the cable plant are, with modification, also applicable to video. MSOs are beginning to investigate Video over IP as an alternative and are engaging the vendor community, including ARRIS, in discussions. The advantage to the operator is to migrate to one common backbone/ technology for all services, and to eliminate proprietary video technology. We are actively developing products to compete in the emerging Video over IP market.
Our Principal Products
      A broadband cable system consists of three principal components:

•	Headend. The headend is a central point in the cable system where signals are received via satellite and other sources. Interfaces that connect the Internet and public switched telephony networks are located in the headend. The headend facility organizes, processes and retransmits those signals through the distribution network to subscribers.

•	Distribution Network. The distribution network consists of fiber optic and coaxial cables and associated optical and electronic equipment that allocates the combined signals from the headend and transmits them throughout the cable system to nodes.

•	Subscriber Premises. Cable drops extend from nodes to subscribers’ homes and connect to a subscriber’s television set, converter box, telephony network interface device or computer modem.
      We provide cable system operators with a comprehensive product offering. We divide our product offerings into two categories:

Broadband:	• CBR telephony products, including HDTs in the headend and NIUs at the subscriber premises

• VoIP telephony products, including CMTS

• High-speed data products, including CMTS

• Operational support systems

• System integration services

Supplies & CPE:	• Infrastructure products for fiber optic or coaxial networks built under or above ground, including cable and strand, vaults, conduit, drop materials, tools, connectors, and test equipment

• Subscriber cable modems and E-MTAs

Voice over IP and Data Products
      Headend — The heart of a Voice over IP headend is a cable modem termination system, or CMTS. A CMTS, along with a call agent, a gateway, and provisioning systems provide the ability to integrate the public-switched telephone network and high-speed data services over an HFC network. The CMTS provides the software and hardware to allow the IP traffic from the Internet or that used in VoIP telephony to be converted for use on HFC networks. It is also responsible for initializing and monitoring all cable modems connected to the HFC network. We provide two products that are used in the cable operator’s headend to provide VoIP and high-speed data services to residential or business subscribers. These are the Cadant® C4 CMTS, and the Cadant C3 CMTS:

•	The Cadant C4 CMTS is a high density, chassis-based product that provides flexible built-in redundancy to ensure carrier-grade performance. It is PacketCable 1.0, DOCSIS 2.0 and Euro-DOCSIS 2.0 qualified. Each chassis supports up to 32 downstream channels and 192 upstream channels. Three C4 chassis can be installed in a single seven foot tall cabinet, making it one of the highest density scalable headend products currently available. It can provide high-speed data and VoIP services in headends that service thousands to hundreds of thousands of subscribers. The C4 is deployed by cable operators in North America, Europe, Latin America, and Asia.

•	The Cadant C3 CMTS is a rack mounted, single downstream-based product that provides high performance packet handling in an extremely compact package. It is DOCSIS 2.0 and Euro-DOCSIS 2.0 qualified. Each unit supports one downstream channel and up to 6 upstream channels with a selectable choice of modulation schemes. The C3 supports markets worldwide with DOCSIS, Euro-DOCSIS and Japanese DOCSIS parameters that are selectable via software. The C3 is in wide use in North America, Europe, and Asia.
      Subscriber Premises — Subscriber premises equipment includes DOCSIS 2.0 certified cable modems for high-speed data applications as well as Euro-DOCSIS certified versions and PacketCable Certified E-MTAs for VoIP applications in both DOCSIS and Euro-DOCSIS networks. The PacketCable solution builds on DOCSIS 1.1 and its quality of service enhancements to support lifeline telephony deployed over HFC networks. Our Touchstonetm product line provides carrier-grade performance to enable operators to provide all data, telephony and video services on the same network using common equipment. The Touchstone product line consists of the Touchstone 450 series of cable modems, the Touchstone 402 series of telephony modems for indoor applications and the Touchstone Telephony Port 30x for outdoor deployments.

•	The Touchstone CM450A Cable Modem is DOCSIS 2.0 certified, which gives operators the potential to offer much higher upstream data rates. DOCSIS 2.0 is backward compatible with DOCSIS 1.0 and 1.1 headend systems. The Touchstone 450B Cable Modem provides the same features as the CM450A but is Euro-DOCSIS certified. The Touchstone 450C Cable Modem provides the same features as the CM450A but is compatible with Japanese standards. ARRIS also manufactures cable modems that have been homologated in other countries, including Chile, Argentina, Israel, Australia, Hong Kong, and Korea.

•	The Touchstone TM402A is a PacketCable and DOCSIS 2.0 indoor E-MTA that supports enhanced services of high-speed data and up to two lines of IP telephony in a single unit. The TM402A’s innovative, compact design provides for easy installation. This product is also available in a Euro-DOCSIS version, the Touchstone TM402B, as well as one designed specifically for the unique frequency plan of Japanese cable systems, the Touchstone TM402C. The Touchstone TM402P is a PacketCable and DOCSIS 2.0 certified E-MTA that provides all of the features of the TM402A with the added benefit of an innovative, integrated lithium-ion battery back-up system enabling the service provider to guarantee service in the event of a power outage. This allows them to compete directly with the incumbent local exchange carrier, or ILEC. This is also available in a Euro-DOCSIS version, the Touchstone Telephony Modem 402Q. This line was the first product on the market to incorporate lithium-ion battery technology. The resulting product, the Touchstone TM402P, provides extended battery back-up time over older lead-acid battery designs.

•	The Touchstone Telephony Port 302A/ 304A are rugged, environmentally-hardened outdoor E-MTAs that provides high-speed data access and two (TP302A) or four (TP304A) lines of carrier-grade VoIP for service providers wishing to maintain the demarcation point on the outside of the residence. This allows them to more closely parallel the deployment model used by ILECs, which makes service and maintenance easier over the long term.

•	We expect to introduce the Touchstone Telephony Port 402A/ 404A in 2005. This is the next generation of the outdoor E-MTA line with DOCSIS 2.0 compatibility.

Constant Bit Rate Products
      Headend — We market our headend equipment under the brand name of Cornerstone Voicetm. Cornerstone Voice products for the headend include host digital terminals, or HDTs. An HDT is the device that provides the interfaces, controls and communication channels between public-switched networks and the HFC network. Because the Cornerstone Voice system is easy to implement, economical and scalable, network operators can offer telephony at low initial penetration levels and expand as customer demand increases. We design this equipment to meet the strict performance and reliability specifications, and demanding environmental requirements expected of a lifeline, carrier-class residential telephone service. This reliability and robust design enables our customers to compete with the incumbent local telephone company with an equivalent, and often superior, service offering.
      Subscriber Premises — The key equipment at subscriber premises is an NIU. We market our NIUs under the brand name Cornerstone Voice Port®. The Cornerstone Voice Porttm is the most widely deployed CBR NIU. Voice Port units operate in conjunction with the Cornerstone HDT to provide cable telephony while also maintaining a subscriber’s existing video services. Operators who are also deploying high-speed data services, such as our Cornerstone, Cadant and Touchstone brands, may deploy cable modems inside the home or work premises and multiplex the data service signals onto the same HFC network as the Cornerstone Voice application. This combination of solutions provides subscribers with voice and high-speed data functionality from the same operator. The Voice Port portfolio includes a two-line single-family residence Voice Port NIU, a two-line indoor Voice Port NIU with an integrated backup battery, a four-line Voice Port NIU, and a twenty-four-line modular Voice Port NIU for multiple dwelling unit applications.

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
      We are partnering with leading suppliers in the industry to provide operators with the ability to automatically provision headend and subscriber premises equipment to reflect subscribers’ parameters, provide key data for third-party billing software, and complete maintenance operations. We are an authorized value added reseller of C-Cor’s MetaServtm, which provides automated provisioning software for control of the call management server, gateways, CMTS and cable modems. MetaServ works with various billing and middleware software programs. We have strategic relationships with other equipment vendors to integrate existing Cornerstone software for CMTS and cable modem OSS functions. Operators are able to perform OSS functions across Cornerstone Voice and Cornerstone Data employing the Cadant CMTS and Touchstone product lines using a common OSS solution. The Cadant G2 IMS software supports configuration performance and fault management of the Cadant C4 CMTS through easy to use graphical user interfaces. A single Cadant G2 IM Server can support up to 100 Cadant C4 CMTS chassis and 20 simultaneous client applications.

System Integration Services
      We are a full service system integrator for converged services over HFC networks. We historically have been a pioneer in the voice and data over HFC business and have the experience and infrastructure in place to help operators launch these services. System integration offers the service provider a fully integrated solution that has been tested for end-to-end interoperability, performance, capacity, scalability, and reliability prior to ever being installed at the customer facility. We offer the operators coordination of the project management for the suppliers and solution assurance services for the long-term, including upgrade support, system audits, and configuration management. Our systems integration service enables operators to rapidly deploy new services on their networks with the assurance that all of the components of the network will interoperate seamlessly.

Cable Plant Infrastructure Products
      We offer a variety of products that are used by MSOs to build and maintain their cable plants. Our products are complemented by our extensive channel-to-market infrastructure, which is focused on providing efficient delivery of products from stocking or drop-ship locations.
      We believe the strength of our products is our broad selection of trusted name-brand products and strategic proprietary lines and our experience in distribution. Our name-brand products are manufactured to our specifications by manufacturing partners. These products include taps, line passives, house passives and premises installation equipment marketed under our Regal brand name; MONARCHtm aerial and underground plant construction products and enclosures; Digicon premium F-connectors; and FiberTel fiber optic connectivity devices and accessories. Through our product selection, we are able to address substantially all broadband infrastructure applications, including fiber optics, outside plant construction, drop and premises installation, and signal acquisition and distribution.
      We also resell products from hundreds of strategic supplier-partners, which include widely recognized brands to small specialty manufacturers. Through our strategic supplier-partners, we also supply ancillary products like tools and safety equipment, testing devices and specialty electronics.
      Our customers benefit from inventory management and logistics capabilities and services. These services range from just-in-time delivery, product “kitting,” specialized electronic interfaces, and customized reporting, to more complex and comprehensive supply chain management solutions. These services complement our products offerings with advanced channel-to-market and logistics capabilities, extensive product bundling opportunities, and an ability to deliver carrier-grade infrastructure solutions in the passive transmission portions of the network. The depth and breadth of our inventory and service capabilities enable us to provide our customers with single supplier flexibility.
Sales and Marketing
      We are positioned to serve customers worldwide with both a sales force organization and supporting sales engineering team. The sales organization is divided to allocate resources to the top MSOs worldwide while others are committed to addressing the general supplies requirements that are common across all customers. We maintain sales offices in Georgia, Colorado, Pennsylvania, Ireland, Chile, Japan, Hong Kong, Spain, and the Netherlands. Additionally, we have partnership agreements in a variety of countries and regions with value-added resellers, or VARs, which extend our sales presence in markets without established sales offices.
      We also maintain an inside sales group that is responsible for regular phone contact, prompt order entry, timely and accurate delivery and effective sales administration for the many changes frequently required in any substantial rebuild or upgrade activity. In addition, the sales structure includes sales engineers and technicians that can assist customers in system design and specification and can promptly be on site to resolve any problems as they arise during a project.
      Our marketing and product management teams focus on each of the various product categories and work with our engineers and various technology partners on new products and product enhancements. These teams are responsible for inventory levels and pricing, delivery requirements, analyzing market demand and product positioning and advertising.
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

Customers
      The majority of our sales are to cable system operators worldwide. We also sell products to traditional telephone companies, local exchange carriers, competitive local exchange carriers, and other businesses. Our broadband products can be deployed not only by cable system operators, but also by traditional telephone companies, electric utilities and others. As the U.S. cable industry continued a trend toward consolidation, the six largest MSOs controlled over 85% of the U.S. cable market (according to Dataxis in Q3 2004), thereby making our sales to those MSOs critical to our success.
      Our sales are substantially dependent upon a system operator’s selection of our equipment, demand for increased broadband services by subscribers, and general capital expenditure levels by system operators.
      Our three largest customers are Comcast, Cox Communications, and Liberty Media International (including its affiliates). Our sales to these customers for 2004, 2003, and 2002 were:

	Years Ended December 31,

	2004	2003	2002

	(in millions)
Comcast	$108.2	$136.6	$250.2
% of sales	22.1%	31.5%	38.4%
Cox Communications	$106.3	$104.3	$106.7
% of sales	21.7%	24.0%	16.4%
Liberty Media International and affiliates	$81.7	$46.9	$67.4
% of sales	16.7%	10.8%	10.3%
      No other customer provided more than 10% of total sales for the years ended December 31, 2004, 2003, or 2002.
      Although with some of our customers we have general purchase agreements, the vast majority of our sales, to both those that have agreements and to our remaining customers, result from purchase orders or other short-term commitments. A summary of the key terms of the general purchase agreements with Comcast, Cox Communications and Liberty Media International is as follows:

Comcast. We have non-exclusive agreements with Comcast to supply C4 CMTS units and parts and to sell cable television supplies for two-year terms expiring in March 2005. We are currently in negotiations with Comcast to renew or extend the contract; however, Comcast is expected to continue to buy on a purchase order basis in the interim. Commercial terms include a requirement to supply product based on Comcast forecasts (updated quarterly), most favorable pricing as compared to similarly-situated companies, and specific delivery lead times with penalties for late delivery and warranty terms ranging from one to five years depending on the product. Included in one of these purchase agreements is a service level agreement structured to provide Comcast service assurance by providing credits for any delinquent response to service needs with special escalation guidelines for the C4 CMTS. To date, no penalties have been incurred. Comcast is not obligated to make any purchases.

Cox Communications. We have an exclusive agreement with Cox Communications to supply Cornerstone Voice and Touchstone Telephony products and services at favorable pricing based on volume commitments. The agreement has a five-year term ending on July 31, 2007. Commercial terms include payment and delivery terms, a five-year warranty, penalties for delivery shortfall and delinquent performance guarantees. To date, no penalties have been incurred. Cox Communications is not obligated to make any minimum purchase commitments. In January 2005, we entered into a letter of intent with Cox Communications in which Cox committed to purchase Cornerstone Voice Ports and agreed to purchase Touchstone E-MTAs exclusively from ARRIS for period of eighteen months in exchange for more favorable pricing.

Liberty Media International. We have a non-exclusive agreement with Liberty Media International to supply our entire line of products for a three-year term expiring in April 2007. Commercial terms include a requirement to supply product based on Liberty’s forecasts (updated quarterly), most favorable pricing as compared to similarly-situated companies, and specific delivery lead times with penalties for late delivery and warranty term of two years.

      Because of their financial circumstances and other issues, our future sales to Adelphia and Cabovisao, historically two of our larger customers, are uncertain. Sales to these two customers for 2004, 2003, and 2002 are set forth below:

	Years Ended December 31,

	2004	2003	2002

	(in millions)
Adelphia Communications	$14.8	$14.1	$25.9
% of sales	3.0%	3.2%	4.0%
Cabovisao	$2.7	$0.7	$39.1
% of sales	0.5%	0.2%	6.0%
      Sales to Adelphia decreased during the second quarter of 2002 as a result of Adelphia’s financial troubles, which ultimately resulted in a bankruptcy filing in June 2002. As a result, in June 2002, we established a bad debt reserve of $20.2 million in connection with our accounts receivable from Adelphia. In the third quarter of 2002, we sold a portion of our Adelphia accounts receivable to an unrelated third party, resulting in a net gain of approximately $4.3 million. Sales in 2003 to Adelphia decreased from 2002 as a result of their bankruptcy. The company has taken initial steps to restructure itself through its bankruptcy proceedings, including obtaining debtor in possession financing. We have extended commercially reasonable credit terms to Adelphia subsequently, and they have consistently paid us within those terms. At the end of 2004, Adelphia owed us approximately $0.9 million. We are uncertain whether Adelphia will be successful with its financial restructuring or what impact, if any, this may have on our future relationship with them.
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
Research and Development
      We are committed to the development of new technology and rapid innovation in the evolving broadband market. New products are developed in our research and development laboratories in Suwanee, Georgia, Cork, Ireland, and Lisle, Illinois. We form strategic alliances with world-class producers and suppliers of complementary technology to provide “best-in-class” solutions focused on “time-to-market.”
      Research and development expenses in 2004, 2003, and 2002 were approximately $63.4 million, $62.9 million, and $72.5 million respectively. These costs include allocated common costs associated with information technologies and facilities. The decrease in 2003 is attributable to the closure of our development center in Andover, Massachusetts and other cost containment actions described elsewhere.
      We believe that our future success depends on rapid adoption and implementation of broadband local access industry specifications, as well as rapid innovation and introduction of technologies that provide service and performance differentiation. To that end, we believe that the Cadant C4 CMTS product line continues to lead the industry in areas such as fault tolerance, wire-speed throughput and routing, and density. The Cadant C3 is designed for small to mid-size operators who are looking for a CMTS that delivers superior RF performance while only occupying one rack unit of space for delivering high-speed data services, including VPN services. The Touchstonetm product line offers a wide-range of DOCSIS, Euro-DOCSIS and

PacketCable certified products, including Touchstone Cable Modems, Touchstone Telephony Modems and Touchstone Telephony Ports. These products are continuously being enhanced to include innovations that improve the subscriber’s experience and help to control operations expense.
      In 2004 we announced the D5 DMTS. The D5 is a next generation headend system providing high speed data and video services over cable. Driven by the requirement to compete with direct broadcast satellite and telephone companies, the cable operators are moving to an all-services-on-demand network architecture known as next generation network architecture, or NGNA. Initially driven by Comcast, Time Warner, and Cox Communications, the development of the standards for this new architecture has been transferred to CableLabs. Its innovative design makes the D5 an excellent fit for the cable operators’ NGNA.
      The following trends impact our current product development activities:

•	Continued development and acceptance of open standards for delivering voice, video and data;

•	widespread deployment of VoIP;

•	continued increase in peer-to-peer services are accelerating demand for new services requiring intensive, high-touch processing and sophisticated management techniques;

•	innovations in video encode/decode technology are making possible very low bit rate, high quality video streaming; and

•	continued silicon integration and chip fabrication technology innovations are making possible very low cost, multi-functional broadband consumer devices, integrating not only telephony but wireless and video decompression and digital rights management functionality.
      As a result, our product development activities are directed, primarily, in the following areas:

•	Rapid development and delivery of Cadant C4 and C3 CMTS features, including DOCSIS 2.0 and 3.0, DSG and PacketCable Multimedia support, Layer 3 routing enhancements, packet inspection and filtering features, security enhancements, and increased downstream/ upstream density;

•	expanding the range of next-generation, Lithium-Ion-based, Touchstone Telephony Modem E-MTAs to include formats to meet country and MSO specific performance and powering requirements;

•	product cost reductions; and

•	development of network and client technologies to address the emerging worldwide market opportunities in next generation video and multimedia delivery (video over IP and PacketCable multimedia), as embodied in the NGNA.
Intellectual Property
      We have an aggressive program for protecting our intellectual property. The program consists of maintaining our portfolio of 59 issued patents (both U.S. and foreign) and pursuing patent protection on new inventions (currently more than 125 U.S. patent applications and U.S. provisional patent applications are pending plus 15 pending foreign applications). In our effort to pursue new patents, we have created a process whereby employees may submit ideas of inventions for review by management. The review process evaluates each submission for novelty, detectability, and commercial value, and patent applications are filed on the inventions that meet the criteria. ARRIS has 55 registered or pending trademarks.
      Our patents and patent applications generally are in the areas of telecommunications hardware and software, and related technologies. Our recent research and development has led to a number of patent applications in technology related to DOCSIS. Our January 2002 purchase of the assets of Cadant resulted in the acquisition of 19 U.S. patent applications, seven Patent Convention Treaty (PCT) applications, five trademark applications, one U.S. registered trademark and five registered copyrights. The Cadant patents are in the area of cable modem termination systems. Our March 2003 purchase of the assets of Atoga Systems resulted in the acquisition of five U.S. patent applications, which also have been filed as PCT applications. Our Atoga patents are in the area of network traffic flow. In August of 2003, we acquired various assets of Com21,

Inc. Included in those assets were 16 issued U.S. patents plus 18 U.S. patent applications. The Com21 patents cover a wide range of technologies, including wide area networks, fiber and cable systems, ATM networks and cable modem termination systems.
      For technology that is not owned by us, we have a program for obtaining appropriate licenses with the industry leaders to ensure that the strongest possible patents support the licensed technology. In addition, we have formed strategic relationships with leading technology companies that will provide us with early access to technology and will help keep us at the forefront of our industry. The key technologies not owned by us include:

Components for Our CMTS Product Line
      Broadcom provides several DOCSIS components in our cable modem termination system, or CMTS, product line.

Components for Our Customer Premises Equipment Products
      Texas Instruments provides components used in some of our customer premises equipment, or CPE, products (that is, embedded VoIP media terminal adapters, E-MTA, cable modems). Our agreements with Texas Instruments include technology licensing and component purchases. Several of our competitors have similar agreements with Texas Instruments for these components.
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
Product Sourcing and Distribution
      Our product sourcing strategy centers on the use of contract manufacturers to subcontract production. Our largest contract manufacturers are Solectron, Mitsumi, Plexus Services Corporation, Flextronics, and ASUSTeK Computer Inc., located in the United States, Japan, the United States, Singapore, and Taiwan, respectively. The facilities owned and operated by these contract manufacturers for the production of our products are located in the United States, Mexico, the Philippines, Taiwan, and China.
      We have standard agreements with each of these companies. We provide these vendors with a 6-month or 12-month rolling, non-binding forecast, and we typically have a minimum of 60 days of purchase orders placed with them for product. Purchase orders for delivery within 60 days are generally not cancelable. Purchase orders with delivery past 60 days generally may be cancelled with penalties in accordance with each vendor’s terms. Each contract manufacturer provides us with an 18-month warranty.
      We distribute a substantial number of products that are not designed or trademarked by us in order to provide our customers with a comprehensive product offering. For instance, we distribute hardware and installation products. These products are distributed through regional warehouses in North Carolina, California, Japan, and the Netherlands and through drop shipments from our contract manufacturers located throughout the world.
Backlog
      Our backlog consists of unfilled customer orders believed to be firm and long-term contracts that have not been completed. With respect to long-term contracts, we include in our backlog only amounts representing orders currently released for production or, in specific instances, the amount we expect to be released in the succeeding 12 months. The amount contained in backlog for any contract or order may not be the total amount of the contract or order. The amount of our backlog at any given time does not reflect expected revenues for any fiscal period. Our backlog at December 31, 2004 was approximately $75.6 million, at December 31, 2003 was approximately $53.0 million and at December 31, 2002 was approximately $43.8 million.
      We believe that substantially all of the backlog existing at December 31, 2004 will be shipped in 2005.
International Opportunities
      We sell our products primarily in North America. Our international revenue is generated from Asia Pacific, Europe, Latin America and Canada. The Asia Pacific market primarily includes China, Hong Kong, Japan, Korea, Singapore, and Taiwan. The European market primarily includes Austria, Belgium, France, Germany, Netherlands, Poland, Portugal, Spain, and Switzerland. The Latin American market primarily includes Argentina, Chile, Brazil, and Puerto Rico. Sales to international customers were approximately 25.2%, 18.9% and 22.7% of total sales for 2004, 2003 and 2002, respectively.
      We believe that international opportunities exist and continue to strategically invest in worldwide marketing efforts, which have yielded some promising results in several regions. We currently maintain international sales offices in Chile, Hong Kong, Ireland, Japan, Spain and the Netherlands.
Competition
      All aspects of our business are highly competitive. The broadband communications industry itself is dynamic, requiring companies to react quickly and capitalize on change. We must retain skilled and experienced personnel as well as deploy substantial resources to meet the changing demands of the industry. We compete with national, regional and local manufacturers, distributors and wholesalers including some companies larger than we are. Our major competitors include:

•	Big Band Networks;

•	Cisco Systems, Inc.;

•	Motorola, Inc.;

•	Scientific-Atlanta, Inc.;

•	Tellabs, Inc.; and

•	TVC Communications, Inc.
      Various manufacturers who are suppliers to us, also sell directly, as well as through distributors, into the cable marketplace. In addition, because of the convergence of the cable, telecommunications and computer industries and rapid technological development, new competitors may enter the cable market.
      Since the introduction in 1996 of our Cornerstone® Voice product line, our customers have deployed over 4.5 million lines, giving us approximately two-thirds of the overall CBR cable telephony market. We continue to sell this product to our established customer base and attempt to add new, usually smaller, accounts. This product will approach the end of its life over the next few years.
      One of the principal growth markets for ARRIS is cable modem termination systems, or CMTS, which are the headend product for data and VoIP services. The largest provider of CMTS products is Cisco, which took an early lead in the initial deployment of data-only CMTS products. Cisco is expected to defend its position via both upgrades to existing products and the introduction of new products. At present, Cisco continues to be a major competitor in data-only CMTS markets. Cisco had not previously developed a carrier-grade telephony CMTS product but has recently begun to market that capability. Motorola and Big Band Networks have been emphasizing routing and carrier-grade performance for their CMTS. During 2004, we believe ARRIS has garnered additional market share in the newer generation CMTS products that enable both data and carrier grade telephony deployments. Consolidation in the CMTS market occurred in 2004. Most recently, Terayon has announced that it will exit the CMTS business. Earlier in 2004, ADC Telecommunications sold its CMTS product line to Big Band Networks.
      The customer premises business consists of cable modems and voice over IP enabled modems (E-MTAs). In the cable modem and E-MTA business, the dynamics are very different. Cable modem sales are primarily driven by price and supply chain issues while E-MTAs are focused primarily on performance. Motorola is the market leader in cable modems. This position provides them with volume advantages in manufacturing, distribution and marketing expense. Motorola also was successful in gaining an early leader status in E-MTA sales at MSOs that were the first to deploy VoIP. However, as this market accelerates, ARRIS has been gaining share with several of these customers. We compete on product performance and our telephony experience and integration capabilities. Terayon has had some success in the cable modem business, especially in international markets. Scientific-Atlanta also has had some success in the cable modem market. ARRIS is a relatively small competitor in the cable modem market, but has a larger share of the E-MTA market. Both Scientific-Atlanta and Terayon also have E-MTA products and compete in this market. At present the E-MTA market is small but will grow as VoIP deployments accelerate.
      In the supplies distribution business we compete with national distributors, like TVC Communications, Inc., and with several local and regional distributors. Product breadth, price, availability and service are the principal competitive advantages in the supply business.
      Some of our competitors, notably Cisco, Motorola and Scientific-Atlanta, are larger companies with greater financial resources and product breadth than us. This may enable them to bundle products or be able to market and price products more aggressively than we can.
      Our products are marketed with emphasis on quality and are competitively priced. Product reliability and performance, superior and responsive technical and administrative support, and breadth of product offerings are key criteria for competition. Technological innovations and speed to market are additional competitive factors.
Employees
      As of February 28, 2005, we had 728 full-time employees. We believe that we have maintained a strong relationship with our employees. Our future success depends, in part, on our ability to attract and retain key executive, marketing, engineering and sales personnel. Competition for qualified personnel in the cable industry is intense, and the loss of certain key personnel could have a material adverse effect on us. We have entered into employment contracts with our key executive officers and have confidentiality agreements with substantially all of our employees. We also have long term incentive programs that are intended to provide substantial incentives for our key employees to remain with us.
Background and History
      ARRIS is the successor to ANTEC Corporation. From its inception until its initial public offering in 1993, ANTEC was primarily a distributor of cable television equipment and was owned and operated by Anixter, Inc. Subsequently ANTEC completed several important strategic transactions and formed joint ventures designed to expand significantly its product offerings. In 2001, ANTEC formed a new holding company, ARRIS, and acquired Nortel Networks’ interest in Arris Interactive L.L.C., which previously had been a joint venture between ANTEC and Nortel Networks.
      A synopsis of ARRIS’ evolution:

• 1969 —	Anixter entered the cable industry.

• 1987 —	Anixter acquired TeleWire Supply.

• 1988 —	Anixter and AT&T developed the first analog video laser transmitter for the cable industry (Laser Link I).

• 1991 —	ANTEC was established.

• 1993 —	ANTEC’s initial public offering.

• 1994 —	ANTEC completed the acquisition of the following companies, which significantly expanded its product development and manufacturing capabilities:

•	Electronic System Products, Inc., or ESP, an engineering consulting firm with core capabilities in digital design, RF design and application specific integrated circuit development for the broadband communications industry.

•	Power Guard, Inc., a manufacturer of power supplies and high security enclosures for broadband communications networks.

•	Keptel, Inc., a designer, manufacturer and marketer of outside plant telecommunications and transmission equipment for both residential and commercial use, primarily by telephone companies.

• 1995 —	ANTEC and Nortel Networks formed Arris Interactive L.L.C., focused on the development, manufacture and sale of products that enable the provision of a broad range of telephone and data services over HFC architectures; ANTEC initially owned 25% and Nortel Networks owned 75% of the Arris Interactive L.L.C. joint venture.

• 1997 —	ANTEC acquired TSX Corporation, which provided electronic manufacturing capabilities and expanded the Company’s product lines to include amplifiers and line extenders and enhanced laser transmitters and receivers and optical node product lines.

• 1998 —	ANTEC introduced the industry’s first 1550 nm narrowcast transmitter and dense wavelength division multiplexing, or DWDM, optical transmission system.

• 1999 —	The Broadband Technology Division of Nortel Networks, which is known as LANcity, was combined with Arris Interactive L.L.C., resulting in an increase in Nortel Networks’ interest in the joint venture to 81.25% while ANTEC’s interest was reduced to 18.75%.

ANTEC introduced the industry’s first 18-band block converter and combined that with the DWDM allowing 144 bands on a single fiber.

• 2001 —	ARRIS acquired all of Nortel Networks’ ownership interest in Arris Interactive L.L.C. in exchange for approximately 49% of the common stock of a newly formed holding company, ARRIS, and a Class B membership interest in Arris Interactive L.L.C.

ARRIS sold substantially all of its power product lines. During 2000, sales in those product lines were approximately $18.0 million, and during 2001 (through the date of the sale), sales were approximately $8.1 million. ARRIS continued as an authorized distributor and representative for these power product lines.

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

Nortel Networks sold 9 million shares of ARRIS through a public offering reducing their position to 5 million shares.

ARRIS terminated its asset-based revolving bank credit facility.

• 2004 —	ARRIS redeemed on March 8, 2004 $50 million of its convertible notes due 2008. In connection with the redemption, ARRIS made a make-whole interest payment that included the issuance of approximately 467 thousand common shares.

ARRIS closed its Fremont, CA office.

Item 2.	Properties
      We currently conduct our operations from 13 different locations; two of which we own, while the remaining 11 are leased. These facilities consist of sales and administrative offices and warehouses totaling approximately 470,000 square feet. Our long-term leases expire at various dates through 2023. We believe that our current properties are adequate for our operations. A summary of our principal leased properties that are currently in use is as follows:

Location	Description	Area (sq. ft.)	Lease Expiration

Ontario, California	Warehouse	57,269	January 31, 2009
Suwanee, Georgia	Office space	131,775	April 14, 2012
Englewood, Colorado	Office space	32,880	March 30, 2006
Lisle, Illinois	Office space	56,008	November 1, 2013
Philadelphia, Pennsylvania	Office space	1,007	January 31, 2008
Ireland	Office space	13,575	June 30, 2023
The Netherlands	Office space	3,660	September 15, 2009
Spain	Office space	1,916	June 1, 2007
Japan	Office space	2,833	January 14, 2006
Chile	Office space	645	December 31, 2005
Hong Kong	Office space	165	March 21, 2005

      We own the following properties:

Location	Description	Area (sq. ft.)

Cary, North Carolina	Warehouse	151,500
Chicago, Illinois	Warehouse/Office space	18,000

Item 3.	Legal Proceedings
      Metal Press Litigation. ARRIS was a defendant in a case entitled Metal Press S.A. de C.V. v. ARRIS International, Inc. f/k/a/ Antec Corporation, No. 1:01-CV-2435-CAP (N.D. Ga., Atlanta Div., filed September 13, 2001). In general, Metal Press alleged that ARRIS breached a purported oral requirements contract for certain products and requested damages of as much as $7.0 million. A jury trial was held, and a verdict was entered in ARRIS’ favor upon conclusion of the trial. The plaintiff filed a motion for a new trial and that motion was denied. The plaintiff did not file a notice of appeal, and the time for appeal recently expired.

Item 4.	Submission of Matters to a Vote of Security Holders
      During the fourth quarter of 2004, no matters were submitted to a vote of our company’s security holders.

Item 4A.	Executive Officers and Board Committees
EXECUTIVE OFFICERS OF THE COMPANY
      The following table sets forth the name, age as of March 30, 2005, and position of our executive officers.

Name	Age	Position

Robert J. Stanzione	57	Chief Executive Officer, Chairman of the Board
Lawrence A. Margolis	57	Executive Vice President, Strategic Planning, Administration, Chief Counsel, and Secretary
David B. Potts	47	Executive Vice President, Chief Financial Officer and Chief Information Officer
Ronald M. Coppock	50	President, ARRIS Worldwide Sales
Bryant K. Isaacs	45	President, New Business Ventures
James D. Lakin	61	President, Broadband
Robert Puccini	43	President, TeleWire Supply
Marc S. Geraci	52	Vice President, Treasurer
Debbie L. Marry	45	Vice President, Controller
      Robert J. Stanzione has been Chief Executive Officer since January 1, 2000. From 1998 through 1999, Mr. Stanzione was President and Chief Operating Officer of ARRIS. Mr. Stanzione has been a director of ARRIS since 1998 and has been the Chairman of the Board of Directors since May 2003. From 1995 to 1997, he was President and Chief Executive Officer of Arris Interactive L.L.C. From 1969 to 1995, he held various positions with AT&T Corporation. Mr. Stanzione also serves as a director of the Georgia CF Foundation.
      Lawrence A. Margolis has been Executive Vice President, Strategic Planning, Administration, and Chief Counsel since March 2004 and has served as the Secretary of ARRIS since 1992. Mr. Margolis was the Chief Financial Officer from 1992 to March 2004. Prior to joining ARRIS, Mr. Margolis was Vice President, General Counsel and Secretary of Anixter, Inc., a global communications products distribution company, from 1986 to 1992 and General Counsel and Secretary of Anixter from 1984 to 1986. Prior to 1984, he was a partner at the law firm of Schiff Hardin & Waite.
      David B. Potts has been the Chief Financial Officer since March 2004, and has been Chief Information Officer since the acquisition of Arris Interactive L.L.C. in August 2001. Prior to being named Chief Financial Officer in 2004, Mr. Potts was the Senior Vice President of Finance. Before joining ARRIS, he was Chief Financial Officer of Arris Interactive L.L.C. from 1995 through 2001. From 1984 through 1995, Mr. Potts held various executive management positions with Nortel Networks including Vice President and Chief Financial Officer of Bell Northern Research in Ottawa and Vice President of Mergers and Acquisitions in Toronto. Prior to Nortel Networks, Mr. Potts was with Touche Ross in Toronto. Mr. Potts is a member of the Institute of Chartered Accountants in Canada.
      Ronald M. Coppock has been President of ARRIS Worldwide Sales since November 2003. Prior to his current role, Mr. Coppock was President of International since January 1997 and was formerly Vice President International Sales and Marketing for TSX Corporation. Mr. Coppock has been in the cable television and satellite communications industry for over 20 years, having held senior management positions with Scientific-Atlanta, Pioneer Communications and Oak Communications. Mr. Coppock is an active member of the American Marketing Association, Kappa Alpha Order, Cystic Fibrosis Foundation Board, and the Auburn University Alumni Action Committee.
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
      James D. Lakin has been President of ARRIS Broadband since the acquisition of Arris Interactive L.L.C. in August 2001. From October 2000 through August 2001, he was President and Chief Operating Officer of Arris Interactive L.L.C. From November 1995 until October 2000, Mr. Lakin was Chief Marketing Officer of Arris Interactive L.L.C. Prior to 1995, he held various executive positions with Compression Labs, Inc. and its successor General Instrument Corporation.
      Robert Puccini has been President of ARRIS TeleWire Supply since 1999. Prior to his appointment to President, Mr. Puccini served as Chief Financial Officer of TeleWire for two years and has served as Vice President, Project Management for ARRIS’ AT&T account. Mr. Puccini brings 20 years of experience in the cable television industry to ARRIS TeleWire Supply. He has held various accounting and controller positions within the former Anixter and ANTEC Corporations. Mr. Puccini is a CPA.
      Marc S. Geraci has been Vice President, Treasurer of ARRIS since January 2003 and has been with ARRIS and the former ANTEC Corporation since 1994. He began with ARRIS as Controller for the International Sales Group and in 1997 was named Chief Financial Officer of that group. Prior to joining ARRIS, he was a broker/ dealer on the Pacific Stock Exchange in San Francisco for eleven years and, prior to that, in public accounting in Chicago for four years. Mr. Geraci is a CPA.
      Debbie L. Marry has been Vice President, Controller of ARRIS since May 2004 and was formerly Director of Financial Planning and Analysis, Controller of ARRIS Broadband from May 2000 to May 2004. Prior to joining ARRIS, she held various accounting and controller positions at a start-up company and within Motorola, Inc. Mrs. Marry began her career in public accounting at Price Waterhouse in Chicago. Mrs. Marry is a CPA.
Board Committees
      Our Board of Directors has three committees: Audit, Compensation, and Nominating and Corporate Governance. The charters for all three committees are located on our website at www.arrisi.com. The Board believes that each of its members, with the exception of Mr. Stanzione, is independent, as defined by the SEC and Nasdaq rules. Additionally, the Board has identified Matthew Kearney and John Petty as the Audit Committee financial experts, as defined by the SEC.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
      ARRIS’ common stock is traded on the Nasdaq National Market System under the symbol “ARRS.” The following table reports the high and low trading prices per share of the Company’s common stock as listed on the Nasdaq National Market System:

	High	Low

2003
First Quarter	$5.73	$3.23
Second Quarter	6.70	3.63
Third Quarter	6.59	4.10
Fourth Quarter	7.58	4.85
2004
First Quarter	$11.40	$7.28
Second Quarter	9.92	4.42
Third Quarter	6.04	3.73
Fourth Quarter	7.23	4.34
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
      As of February 28, 2005, there were approximately 459 record holders of our common stock. This number excludes shareholders holding stock under nominee or street name accounts with brokers or banks.

Item 6.	Selected Consolidated Historical Financial Data
      The selected consolidated financial data as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004 set forth below are derived from the accompanying audited consolidated financial statements of ARRIS, and should be read in conjunction with such statements and related notes thereto. The selected consolidated financial data as of December 31, 2002, 2001 and 2000 and for the years ended December 31, 2001 and 2000 is derived from audited consolidated financial statements that have not been included in this filing. The historical consolidated financial information is not necessarily indicative of the results of future operations and should be read in conjunction with ARRIS’ historical consolidated financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document. See Note 21 of the

Notes to the Consolidated Financial Statements for a summary of our quarterly consolidated financial information.

	Years Ended December 31,

	2004	2003	2002	2001	2000

	(in thousands, except per share data)
Consolidated Operating Data:
Net sales	$490,041	$433,986	$651,883	$628,323	$749,972
Cost of sales(1)	343,864	307,726	425,231	479,663	624,720

Gross margin	146,177	126,260	226,652	148,660	125,252
Selling, general, administrative and development expenses(2)	131,912	151,980	200,574	129,743	86,721
Impairment of goodwill(3)	—	—	70,209	—	—
Amortization of goodwill	—	—	—	3,256	3,300
Amortization of intangibles	28,690	35,249	34,494	7,012	—
In-process R&D write-off(4)	—	—	—	18,800	—
Restructuring and other(5)	7,648	891	7,113	11,602	—

Operating income (loss)	(22,073)	(61,860)	(85,738)	(21,753)	35,231
Interest expense	5,006	10,443	8,383	11,068	12,184
Membership interest	—	2,418	10,409	4,110	—
Loss (gain) on debt retirement(6)	4,406	(26,164)	7,302	1,853	—
Other expense (income), net	(2,403)	(2,329)	(5,513)	8,120	(1,271)
Loss on investments and notes receivable(7)	1,320	1,436	14,894	767	773

Income (loss) from continuing operations before income taxes	(30,402)	(47,664)	(121,213)	(47,671)	23,545
Income tax expense (benefit)(8)	108	—	(6,800)	35,588	9,622

Net income (loss) from continuing operations	(30,510)	(47,664)	(114,413)	(83,259)	13,923
Discontinued Operations:
Income (loss) from discontinued operations (including a net gain on disposals of $2.1 million and $0.4 million and a net loss of $4.0 million for the years ended December 31, 2004, 2003 and 2002, respectively)(1)(2)(5)(9)	2,114	351	(18,794)	(92,441)	11,409
Income tax expense (benefit)	—	—	—	(7,969)	4,663

Income (loss) from discontinued operations	2,114	351	(18,794)	(84,472)	6,746

Net income (loss) before cumulative effect of accounting change	(28,396)	(47,313)	(133,207)	(167,731)	20,669
Cumulative effect of accounting change(10)	—	—	57,960	—	—

Net income (loss)	$(28,396)	$(47,313)	$(191,167)	$(167,731)	$20,669

	Years Ended December 31,

	2004	2003	2002	2001	2000

	(in thousands, except per share data)
Net income (loss) per common share:
Basic:
Income (loss) from continuing operations	$(0.36)	$(0.62)	$(1.40)	$(1.55)	$0.37
Income (loss) from discontinued operations	0.02	—	(0.23)	(1.58)	0.18
Cumulative effect of accounting change	—	—	(0.71)	—	—

Net income (loss)	$(0.33)	$(0.62)	$(2.33)	$(3.13)	$0.54

Diluted:
Income (loss) from continuing operations	$(0.36)	$(0.62)	$(1.40)	$(1.55)	$0.35
Income (loss) from discontinued operations	0.02	—	(0.23)	(1.58)	0.17
Cumulative effect of accounting change	—	—	(0.71)	—	—

Net income (loss)	$(0.33)	$(0.62)	$(2.33)	$(3.13)	$0.52

Selected Balance Sheet Data:
Total assets	$450,678	$451,859	$563,412	$752,115	$731,495
Long-term obligations	$91,781	$138,052	$11,500	$115,000	$204,000

(1)	Cost of Sales and Discontinued Operations:

During 2004, we recorded a gain of approximately $0.9 million related to the recovery of amounts due from a customer in Argentina, of which approximately $0.3 million related to and is classified in discontinued operations, and $0.6 million is reflected in cost of goods sold.

During 2004, 2003, 2002, and 2001, we recorded severance costs related to reductions in force of $0.1 million, $0.4 million, $1.5 million, and $47 thousand, respectively, which was reflected in cost of sales.

During 2002, we wrote off the remaining $2.1 million of power inventories that had not been transferred to the buyer. This charge is reflected in cost of goods sold.

During 2001, we recorded pre-tax restructuring and impairment charges of approximately $66.2 million. Of this total charge, approximately $50.1 million is classified in discontinued operations, $8.5 million is reflected in cost of goods sold, and $7.6 million is reflected in restructuring. Of the $50.1 million classified in discontinued operations, approximately $25.1 million related to the write-down of inventories, $14.8 million related to the impairment of fixed assets, $4.5 million related to lease termination and other shutdown expenses, and $5.7 million related to severance and associated personnel costs. The remaining $16.1 million related to continuing operations, of which approximately $8.5 million related to the write-down of inventories and certain purchase order and warranty obligations and was charged to cost of goods sold, and approximately $7.6 million related to the impairment of goodwill and lease termination expenses and was reflected in restructuring. Due to unforeseen delays in exiting the facility after the shutdown, the Company increased its reserve by approximately $2.4 million (charged to discontinued operations) and $4.8 million ($4.4 million charged to discontinued operations and $0.4 million charged to continuing operations) during 2002 and 2003, respectively.

During 2001, we recorded a write-off of $4.4 million related to unrecoverable inventory amounts due from a customer in Argentina (due to the economic disturbances in that region), of which approximately $1.6 million relates to and is classified in discontinued operations, and $2.8 million is reflected in cost of goods sold.

During 2000, we recorded an additional $3.5 million pre-tax charge to cost of sales related to the discontinuance of certain products in 1999 as a result of additional inventory write-downs.

(2)	SGA&D and Discontinued Operations:

During 2004, 2003, 2002, and 2001, we recorded severance costs related to reductions in force of $0.4 million, $2.5 million, $3.9 million, and $1.4 million, respectively, which was reflected in selling, general, administrative and development expenses.

During 2003, we recorded a charge of approximately $2.2 million related to the write-off of customer-relations software.

During 2003 and 2002, we reserved $8.7 million and $3.6 million, respectively, for our Cabovisao receivable. Cabovisao is a Portugal-based customer who owed us approximately $20.6 million in accounts receivable at the end of the third quarter 2003, of which all was past due. Cabovisao and its parent company, Csii, have filed for court-supervised restructuring and recapitalization in Canada and are in the process of restructuring their financing. During the fourth quarter of 2003, we sold our accounts receivable to an unrelated third party for approximately $10.1 million, resulting in a gain of approximately $1.5 million.

During 2003, we sold our engineering consulting services product line, known as ESP, to an unrelated third party. The transaction resulted in a loss of approximately $1.4 million.

During 2003, we recorded a total of approximately $3.0 million related to potential patent litigation damages. The litigation involves our connector product, which is included in our Supplies & CPE product category. The litigation was ultimately settled in February 2004.

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

During the fourth quarter of 2002, based upon management’s analysis including an independent valuation, we recorded a goodwill impairment charge of $70.2 million with respect to our Supplies & CPE product line.

(4)	In-process R&D write-off

During 2001, we recorded a pre-tax write-off of in-process research and development of $18.8 million in connection with the Arris Interactive L.L.C. acquisition.

(5)	Restructuring and Impairment Charges and Discontinued Operations

During 2004, we consolidated two facilities in Georgia, giving us the ability to house many of our core technology, marketing, and corporate headquarter functions in a single building. This consolidation resulted in a total restructuring charge of $6.4 million.

During 2004, we closed our office in Fremont, CA. This resulted in a restructuring charge of approximately $0.3 million.

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

During 2001, we recorded pre-tax restructuring and impairment charges of approximately $66.2 million. Of this total charge, approximately $50.1 million is classified in discontinued operations, $8.5 million is reflected in cost of goods sold, and $7.6 million is reflected in restructuring. Of the $50.1 million classified in discontinued operations, approximately $25.1 million related to the write-down of inventories, $14.8 million related to the impairment of fixed assets, $4.5 million related to lease termination and other shutdown expenses, and $5.7 million related to severance and associated personnel costs. The remaining $16.1 million related to continuing operations, of which approximately $8.5 million related to the write-down of inventories and certain purchase order and warranty obligations and was charged to cost of goods sold, and approximately $7.6 million related to the impairment of goodwill and lease termination expenses and was reflected in restructuring. Due to unforeseen delays in exiting the facility after the shutdown, the Company increased its reserve by approximately $2.4 million (charges to discontinued operations) and $4.8 million ($4.4 million charged to discontinued operations and $0.4 million charged to continuing operations) during 2002 and 2003, respectively. During 2004, the Company adjusted its reserves due to a change in estimates which resulted in income of $0.9 million (income of $1.8 million charged to discontinued operations and expense of $0.9 million charged to continuing operations).

(6)	Loss (Gain) on Debt Retirement

During 2004, we called $50.0 million of the Notes due 2008 for redemption, and holders of the called notes elected to convert their notes into an aggregate of 10.0 million shares of common stock, rather than have the notes redeemed. Under the indenture’s terms for redemptions prior to March 18, 2006, we made a make-whole interest payment of approximately 0.5 million common shares, resulting in a charge of $4.4 million.

During the fourth quarter 2003, we chose to cancel our credit facility, which was due to expire in August 2004. As a result, we wrote off approximately $2.3 million of unamortized finance fees related to the facility upon cancellation.

During the first quarter 2003, ARRIS redeemed the entire Class B membership interest in Arris Interactive L.L.C. held by Nortel Networks for approximately $88.4 million. This discounted redemption resulted in a gain of approximately $28.5 million

During 2002, we recorded a loss of $9.3 million associated with the 4 1/2% notes due 2003 exchanges, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 84, Induced Conversions of Convertible Debt. This loss was partially offset with a gain of approximately $2.0 million related to cash repurchases of the 4 1/2% notes due 2003 in accordance with SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.

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

(7)	Loss on Investments and Notes Receivable

We held certain investments in the common stock of publicly traded companies, some of which were classified as trading securities and some are classified as available for sale. In addition, we hold a number of non-marketable equity securities, which are also classified as available for sale. Changes in the market value of the trading securities and gains or losses on related sales of these securities are recognized in income. Changes in the market value of the available for sale securities are recorded in other comprehensive income. However, the available for sale securities are subject to a periodic impairment review and any “other than temporary” impairments are recognized through income.

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

During the five-year periods of 2004, 2003, 2002, 2001, and 2000, we recognized total losses of $1.3 million, $1.4 million, $14.9 million, $0.8 million, and $0.8 million, respectively, on our investments discussed above.

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
Overview
      Our long-term goal is to continue to increase our leading position as a worldwide provider of broadband access products and services. Our primary market and focus is cable providers or MSOs; however, we regularly evaluate alternative outlets for our products and services — for example, the telecommunications market, including U.S. regional telephone companies, local exchange companies, competitive local exchange carriers, as well as international post, telephone and telegraph, or PT&Ts, and governmental agencies.

Industry Conditions
      Our performance is largely dependent on capital spending for constructing, rebuilding, maintaining and upgrading broadband communications systems necessary for the provision of new voice, data, and video services. The cable market has evolved and changed significantly over the past few years. Key developments that have or may impact us include:

Increase in Spending by MSOs on New Revenue-Generating Services
      While reducing overall capital expenditures, MSOs have increased their expenditures on equipment, which allows them to create new revenue-generating opportunities, including high-speed data, telephony and digital video. We anticipate future increases in expenditures by the MSOs on new technologies, which allow them to capitalize on these opportunities.

Cable Operator Demand of Open Standards for Equipment and Services Related to High-Speed Data, Telephony and, Digital Video
      Each of the key new revenue-generating services (high-speed data, telephony and digital video) was originally made available to the MSOs by various companies using proprietary products; however, next generation products are being developed and deployed in compliance with open standards established by the cable industry:

•	High-speed data was offered, most significantly by ARRIS (LANcity), Motorola and Terayon, using proprietary cable modem termination systems and cable modems. In the United States, the MSOs created CableLabs to create an open standard architecture for high-speed data. This architecture was introduced in 1999 and remains the industry standard. ARRIS and its competitors responded to the creation of this standard, and, as a result, ARRIS has not sold proprietary high-speed data products since 2000. Similar open standards exist in Europe.

•	Telephony was first offered, most significantly by ARRIS, Motorola, ADC and Tellabs, using proprietary constant bit rate, or CBR, headend and network interface units. ARRIS continues to sell significant volumes of CBR equipment. The MSOs, through CableLabs, have created an open architecture for VoIP telephony. We anticipate that the majority of new telephony deployments will use this open architecture. ARRIS and its competitors have responded to the creation of this new standard.

•	Digital Video was first offered, most significantly by Motorola, Scientific-Atlanta and Pace, using proprietary set-top boxes. In 2005 certain MSOs, in particular Comcast, Time Warner and Cox Communications, began the development of standards, known as Next Generation Network Architecture, which, among other things, will drive an open standards architecture for IP Video. We are actively participating in the development of these standards and plan to develop and market products to enable them.
      We expect that MSOs will continue to create and demand open interfaces for all services in the future.

Consolidation of Our Customer Base
      Consolidation of our customers has, and may in the future, affect their purchases of our products. In the fourth quarter of 2002, Comcast completed its purchase of AT&T Broadband. Historically, AT&T Broadband had been our largest customer. AT&T Broadband, with the deployment of telephony as part of its core strategy, had been using our CBR products in many of its major markets. Comcast announced that, as its initial priority after its acquisition of AT&T Broadband, it would emphasize video and high-speed data operations and focus on improving the profitability of its telephony operations at the expense of subscriber growth. Comcast’s current strategy remains consistent with its initial strategy. As a result, we experienced a significant decline in sales of our CBR telephony product to Comcast in the fourth quarter of 2002 and 2003, which continued into 2004.

      In 2004, Liberty Media increased its holdings in international properties making them one of the largest MSOs in the world. As a result, we entered into a global Master Purchase agreement with Liberty and its affiliates for all ARRIS products.
      In 2004, Adelphia Communications announced, that as part of its bankruptcy proceedings, it planned to sell its cable properties. It is unclear who will ultimately purchase each property. It is possible that the sale of properties may have an impact on our future sales.
      It also is possible that other customer consolidations may occur that could have an impact on future sales of our products.

Decline in Spending by the MSOs on “Two-Way Plant Upgrades”
      A significant portion of the MSOs have completed, or are nearing completion of, their “two-way” plant upgrade programs. We, as well as our competitors (in particular, Scientific-Atlanta, Motorola and TVC), have sold significant amounts of equipment to the MSOs over the past five years in support of their upgrade programs. These sales were predominately of our Supplies & CPE products as well as our former Transmission, Optical and Outside Plant products. We anticipate a further decline in revenues associated with these upgrades.
Our Strategy
      In response to and in anticipation of the factors described above, we have implemented a long-term business strategy, which includes the following key elements:

•	Transition to VoIP with an “Everything IP, Everywhere” philosophy and build on current market successes

•	Leverage our current voice and data business

•	Strengthen and grow our supplies infrastructure distribution channel

•	Expand our existing product/services portfolio through internal developments, partnerships and acquisitions

•	Continually rationalize our product portfolio

•	Maintain and improve an already strong capital structure and expense structure
      Below is a summary of some of the key actions we have taken in support of these strategies.

Acquisitions
      In January 2002, we purchased substantially all the assets and assumed certain liabilities of Cadant, Inc., a manufacturer of cable modem termination systems that had developed a leading design in the industry for enabling voice over IP telephony and high-speed data. In March 2003, we purchased certain assets of Atoga Systems, a developer of optical transport systems for metropolitan area networks. In August 2003, we purchased certain cable modem termination system-related assets of Com21, including the stock of its Irish subsidiary. These acquisitions were made to better position us to provide products and services to our customers that support their growing needs in the areas of high speed data, telephony and video. We are actively exploring future acquisition opportunities. Below is a more detailed description of each of these acquisitions:

Acquisition of Assets of Cadant, Inc.
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

Acquisition of Certain Assets of Com21
      On August 13, 2003, we acquired certain cable modem termination system-related assets of Com21, including the stock of its Irish subsidiary. Under the terms of the agreement, ARRIS obtained accounts receivable, inventory, fixed assets, other current prepaid assets, and existing technology in exchange for approximately $2.4 million of cash, of which $2.2 million has been paid, and the assumption of approximately $0.6 million in liabilities. The Company has retained $0.2 million of the cash consideration for any liabilities ARRIS may be required to pay resulting from Com21 activity prior to the acquisition date. The Company also incurred approximately $0.2 million of legal and professional fees associated with the transaction. ARRIS retained approximately 50 Com21 employees.
Alliances and Cooperations
      In order to enhance our offering to MSOs, in particular, in relation to their move into VoIP, we have entered into several formal and informal alliance and cooperations with various other companies. These relationships include such things as:

•	Resale agreements with respect to complementary products, for example, with C-Cor for their operational support systems software and with Ellacoya for their peer-to-peer flow control. Resale of these products produces a profit for the Company and enables us to better serve our customers with more integrated solutions.

•	Interoperability testing with a wide variety of key components for other manufacturers, including call management servers, media gateways, central office switches, and cable modems. Such testing enables us to assure our customers of complete compatibility between our products and products produced by these other manufacturers.
Investment in R&D
      We have made significant investments through our research and development efforts in new products and expansion of our existing products. Our primary focus has been on products and services that will enable MSOs to build and operate high availability, fault-tolerant networks, which allow them to generate greater revenue by offering high-speed data, telephony and digital video. This “success-based” capital expenditure is becoming an increasing portion of the cable operators’ total capital spending. In 2004, we spent approximately $63.4 million on research and development, or 12.9% of revenue. We expect to continue to spend similar levels on research and development in the future.
      Two new product offerings, both internally developed, contributed substantial revenues in 2004: the Touchstonetm TM402 Embedded Multimedia Terminal Adapters (E-MTA) and the double-density DOCSIS 2.0 Cable Access Module (CAM) for our Cadant® C4tm CMTS.

      The TM402 development utilized state of the art components coupled with our world class cable telephony know-how to develop a family of E-MTAs. The family encompasses three basic types of E-MTA, each with regional variants:

•	TM402A/ B/ C — A low cost, non-battery unit principally targeted at the international market where power is not a requirement for primary line services and for second line applications in the U.S.

•	TM402G/ H — A unit functionally the same as the TM402A/ B/ C but with one low cost unit lithium ion battery which provides up to 8 hours of back-up power. The TM402G/ H meets the economic needs of certain customers while providing modest protection from power outages.

•	TM402P/ Q — Our flagship unit capable of up to 20 hours of back-up power for primary line services in the U.S.
      The E-MTA must interoperate with several other network elements such as the call management server, the CMTS, and the Media Gateway. Each element of the network is marketed by a variety of companies with varying degrees of capability and functionality. In order for us to provide our customers with trouble free E-MTA operation, much of our development is centered on ensuring the interoperability of our E-MTA with the different network elements that our customers identify as the components that they utilize in their networks. Our laboratories are equipped with call management servers and Media Gateways from various manufacturers. In addition to our own C3 and C4 CMTS, we routinely interoperate with CMTS’ from other vendors.
      We also are mindful of the need to continuously enhance and optimize the cost of our products. To that end, we currently are engaged in the development of the next generation of E-MTAs, which we expect to ship later in 2005.
      Our CMTS developments included the release of the DOCSIS 2.0 double density Cable Access Module (CAM). This module interfaces between the customers’ metro access network ethernet and the hybrid fiber-coax RF plant. The new, double density module provides two downstream channels and twelve upstream channels on a single card. This is twice the downstream capacity and one and a half times the upstream of its predecessor module.
      We also began to aggressively invest in our first video product in support of the Next Generation Network Architecture, the Keystonetm D5 Digital Multimedia Termination System (DMTS). This new product leverages the work we have done in the development of our CMTS products but significantly improves the cost per downstream. This is important to our vision of “Everything IP, Everywhere” and to competitively enter the video edge QAM market. As more and more information is delivered via Internet Protocol (IP) there is an ever increasing demand for bandwidth. The interconnection of the wide area backbone IP network with the hybrid fiber coax plant is a point of high capital expenditure. In order to enable cable operators to effectively compete against telephone companies, with their VDSL and fiber to the curb offerings, we believe we must produce more cost effective edge solutions. The Keystone D5 is such a product. With much of the video traffic moving to IPTV over the next five years, we believe that a demand for large amounts of downstream bandwidth will occur. The D5 is capable of routing both high speed data and video traffic so it provides a converged device at the edge of the network consolidating the functions of several different devices to serve the different purposes.
Product Line Rationalizations
      During 2002, upon evaluation and review of our product portfolio, we concluded that two product lines, Keptel and Actives, were not core to our long-term goals; thus, we sold these product lines. Both of these product lines were components of the Company, and the results of these operations for all periods have been reclassified to discontinued operations. In 2003 we also sold Electronic System Products, an engineering services product line, also not seen as core to our goals. Below is a more detailed description of each of these dispositions:

Sale of Keptel Product Line
      On April 24, 2002, we sold our Keptel telecommunications product line to an unrelated third party for net proceeds of $30.0 million. The transaction included a distribution agreement whereby we continued to distribute certain Keptel products to cable operators. Prior to the sale of the Keptel product line, the related products were manufactured by Keptel and were subsequently sold either directly by Keptel’s sales force to non-cable operators or through TeleWire, ARRIS’ distribution arm. Although a few Keptel products are still distributed by TeleWire in accordance with the distribution agreement from the new owner, they are no longer manufactured by the Company. As of December 31, 2004, approximately $33 thousand related to outside fees associated with the disposal remained in an accrual to be paid. The remaining payments are expected to be made in 2005.

Sale of Actives Product Line
      On November 21, 2002, we sold our Actives product line to Scientific-Atlanta for net proceeds of $31.8 million. As of December 31, 2004, approximately $0.2 million, primarily related to vendor liabilities, remained in an accrual to be paid. The remaining payments are expected to be made in 2005.

Sale of Electronic System Products (“ESP”) Product Line
      On August 18, 2003, ARRIS sold its engineering consulting services product line, known as ESP, to an unrelated third party. The agreement involved the transfer of net assets of approximately $1.3 million, which included accounts receivable, fixed assets, an investment, and other assets attributable to the product line. Further, the transaction provided for the transfer of approximately 30 employees. Additionally, the Company incurred approximately $0.1 million of related closure costs, primarily legal and professional fees associated with the closing. ARRIS recognized a loss on the sale of approximately $1.4 million during 2003.
Management of Operating Expenses
      During the past three years we have aggressively and proactively managed our operating expenses, including the implementation of cost reduction actions. These actions were taken for several reasons, all with the intent to lower the breakeven point of our business:

•	in conjunction with our acquisitions and product line divestitures we were left with duplicative and/or unnecessary costs that required rationalization

•	as the “two-way” upgrades slowed and the general spending levels in the industry decreased, it was necessary to reduce our cost structure as we experienced lower revenues

•	as a result of the Comcast purchase of AT&T Broadband we experienced a sharp decline in revenues in late 2002 and into 2003, as a result, it was necessary to reduce our cost structure
      Our actions have included the consolidation of facilities in Georgia, closure of development facilities, general reductions in force, and curtailment of certain employee benefits and bonuses. We continue to regularly examine other actions that may need to be taken to reduce the cost structure of the business and improve profitability.
Debt Reduction and Refinancing Actions
      We have taken steps over the past three years to restructure and reduce our debt:

Notes due 2003
      In 1998, the Company issued $115.0 million of 4 1/2% convertible subordinated notes due May 15, 2003. The notes were convertible, at the option of the holders, at any time prior to maturity, into the Company’s common stock at a conversion price of $24.00 per share. In 2002, ARRIS exchanged 1,593,789 shares of its common stock for approximately $15.4 million of the notes. Additionally, the Company redeemed $23.9 million and $75.7 million of the notes during 2003 and 2002, respectively, using cash. As of May 15, 2003, all of the notes were redeemed.

Notes due 2008
      On March 18, 2003, we issued $125.0 million of 4 1/2% convertible subordinated notes due March 15, 2008. These notes are convertible at the option of the holder into our common stock at $5.00 per share, subject to adjustment. We are entitled to redeem the notes at any time, subject to our making a “make whole” payment if we call them for redemption prior to March 15, 2006. In addition, we are required to repurchase the notes in the event of a “change in control.” On March 8, 2004, we called $50.0 million of the notes for redemption, and holders of the called notes elected to convert their notes into an aggregate of 10.0 million shares of common stock, rather than have the notes redeemed. In connection with the exchange, we made a make-whole interest payment of approximately 0.5 million common shares, resulting in a charge of $4.4 million.

Nortel Class B Membership Interest
      We used $88.4 million of the proceeds of the notes issued in 2003 to retire the membership interest of $116.9 million, representing a $28.5 million discount. We also used the proceeds to repurchase and retire 8 million shares for $30.0 million (including $2 million for the reduction in the forgiveness of the return on the membership interest described elsewhere). On the date of the repurchase, the closing fair market value of the shares was approximately $32 million (closing stock price of $4.01).

Credit Facility
      On August 3, 2001 ARRIS entered into an asset-based credit facility. We last used the facility in the fourth quarter of 2001. On several occasions during 2002 and 2003, we modified the facility in order to allow us to, among other things: use existing cash reserves and proceeds of asset sales to purchase or redeem our outstanding notes due 2003, complete our acquisitions, complete our product line dispositions, repurchase shares from Nortel, and reduce the size of the facility. The facility was due to expire on August 3, 2004. During the fourth quarter of 2003, we examined our need for a bank facility and the cost to maintain it. We concluded that the cost benefit of renewing the facility did not warrant the expenditure of funds to do so, as we did not believe it would be likely that we would require access to funds from the facility in the foreseeable future. As a result, during 2003, we terminated the facility and wrote-off approximately $2.3 million of unamortized finance fees related to the facility upon cancellation.
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

Key Operating Data (as a percentage of net sales)

	Years Ended December 31,

	2004	2003	2002

Net sales	100.0%	100.0%	100.0%
Cost of sales	70.2	70.9	65.2

Gross margin	29.8	29.1	34.8
Operating expenses:
Selling, general, and administrative expenses	14.1	19.1	15.9
Provision for doubtful accounts	(0.1)	1.5	3.8
Research and development expenses	12.9	14.5	11.1
Restructuring and impairment charges	1.6	0.2	1.1
Impairment of goodwill	—	—	10.8
Amortization of intangibles	5.9	8.1	5.3

Operating income (loss)	(4.5)	(14.3)	(13.2)
Other (income) expense:
Interest expense	1.0	2.4	1.3
Membership interest	—	0.6	1.6
Loss (gain) on debt retirement	0.9	(6.0)	1.1
Loss (gain) on investments	0.3	0.3	2.3
Loss (gain) on foreign currency	(0.3)	(0.5)	(0.9)
Other expense (income), net	(0.2)	—	—

Income (loss) from continuing operations before income taxes	(6.2)	(11.0)	(18.6)
Income tax expense (benefit)	—	—	(1.0)

Net income (loss) from continuing operations	(6.2)	(11.0)	(17.6)
Gain (loss) from discontinued operations	0.4	0.1	(2.9)

Net income before cumulative effect of accounting change	(5.8)	(10.9)	(20.4)
Cumulative effect of an accounting change	—	—	8.9

Net income (loss)	(5.8)	(10.9)	(29.3)

Comparison of Operations for the Three Years Ended December 31, 2004

Net Sales
      The table below sets forth our net sales for the three years ended December 31, 2004, 2003, and 2002, for each of our product categories described in Item 1 of this Form 10-K (in millions):

	Net Sales			Increase (Decrease) Between Periods

	For the Years Ended December 31,			2004 vs. 2003		2003 vs. 2002

	2004	2003	2002	$	%	$	%

Product Category:
Broadband	$300.2	$289.6	$448.9	$10.6	3.7	$(159.3)	(35.5)
Supplies & CPE	189.8	144.4	203.0	45.4	31.4	(58.6)	(28.9)

Total sales	$490.0	$434.0	$651.9	$56.0	12.9	$(217.9)	(33.4)

      The table below sets forth our domestic and international sales for the three years ended December 31, 2004, 2003, and 2002 (in millions):

	Net Sales			Increase (Decrease) Between Periods

	For the Years Ended December 31,			2004 vs. 2003		2003 vs. 2002

	2004	2003	2002	$	%	$	%

Domestic	$366.4	$351.9	$503.7	$14.5	4.1	$(151.8)	(30.1)
International:
Asia Pacific	48.0	36.8	51.4	11.2	30.4	(14.6)	(28.4)
Europe	46.2	27.2	67.9	19.0	69.9	(40.7)	(59.9)
Latin America	18.2	8.0	20.4	10.2	127.5	(12.4)	(60.8)
Canada	11.2	10.1	8.5	1.1	10.9	1.6	18.8

Total International	123.6	82.1	148.2	41.5	50.5	(66.1)	(44.6)

Total	$490.0	$434.0	$651.9	$56.0	12.9	$(217.9)	(33.4)

Broadband Net Sales 2004 vs. 2003
      During 2004, sales of our Broadband products increased by $10.6 million or 3.7% as compared to 2003. This increase reflects:

•	Sales of our CMTS product increased year over year. A significant portion of this increase is attributable to an increase in sales to Liberty Media International (including its affiliates).

•	As anticipated, sales of our CBR voice products in 2004 declined from 2003. However, we continued to have steady sales of CBR product to Cox Communications and Jupiter. We believe that ultimately the sales of these products will decline as Cox Communications and Jupiter complete their initial rollout of telephony and transition to VoIP. We are uncertain about the rate and timing of this decline.

Supplies & CPE Net Sales 2004 vs. 2003
      Supplies & CPE product revenue increased by approximately 31.4% in 2004 as compared to 2003. This increase reflects:

•	Included in the Supplies & CPE product category is DOCSIS cable modems and E-MTAs. Sales of these products increased significantly in 2004. A significant portion of the increase is attributable to the ramp in sales of our E-MTAs, as operators begin to deploy VoIP.

•	Supplies & CPE product revenue internationally increased by $23.5 million in 2004 as compared to 2003, primarily due to an increase in sales of cable modems and E-MTAs to our international customers.

•	Domestically, sales of our Supplies & CPE products increased by $21.9 million. A substantial portion of this increase is related to sales of E-MTAs, most notably to Time Warner.

•	The market for E-MTAs developed significantly in 2004 as operators began to deploy to VoIP. As this market developed we achieved significant market success worldwide. We anticipate robust sales of this product family in 2005.

Broadband Net Sales 2003 vs. 2002
      During 2003, sales of our Broadband products declined by 35.5% as compared to 2002. This decrease reflects:

•	Sales to Comcast for CBR telephony products declined by approximately $163.7 million year-over-year. AT&T Broadband had been our largest customer of CBR telephony products. In the fourth quarter 2002, Comcast completed its purchase of AT&T Broadband. Comcast had announced that its initial priority after its acquisition of AT&T Broadband would be to emphasize video and high-speed data operations and focus on improving the profitability of its telephony operations rather than subscriber growth. As a result, our sales of CBR products to Comcast decreased significantly in 2003 and continued into 2004. This decline was partially offset by an increase in C4 sales to Comcast.

•	In 2003, we began to achieve market traction for our new generation CMTS products. These new products included the C4, acquired as part of our Cadant acquisition, and the C3, acquired as part of our Com21 acquisition. In 2003, we had approximately $100 million of sales of these products. We believe we exited 2003 with a significant market share for these next generation CMTS products. Comcast was our most sizable customer; however, we shipped C3 and C4 products to 42 customers in 2003. We continued to achieve market success with the C3 and C4; however, with significant competition from, in particular Motorola, Cisco, Terayon, and ADC.

•	We continued to have robust sales of our CBR product, particularly to Cox Communications and Jupiter. Both companies expanded their footprint of HDTs in 2003, a leading indicator of future voiceport volume.

•	Broadband product revenue internationally declined by $69.4 million during 2003 as compared to 2002. A significant portion of this decline is attributable to the reduced purchases by Cabovisao as a result of its financing difficulties; Cabovisao accounted for approximately $39.0 million of the decrease in Broadband international revenue in 2003. Further, both Jupiter in Japan and VTR in Chile slowed their purchases of our CBR telephony equipment.

Supplies & CPE Net Sales 2003 vs. 2002
      Supplies & CPE product revenues decreased by approximately 28.9% in 2003 as compared to 2002. This decrease reflects:

•	Sales of power supplies related to CBR products declined as a direct result of the significant decrease in Comcast’s purchases of telephony products, as described above. Consolidated power supply revenue for 2003 was $0.2 million, as compared to revenue of $14.4 million in 2002.

•	Revenues were significantly impacted by the decline in shipments to Adelphia, which filed for bankruptcy during the second quarter of 2002. The bankruptcy filing by Adelphia and the resulting reduced sales to Adelphia accounted for approximately $6.5 million of the overall decrease in Supplies & CPE product revenue year-over-year.

•	A general slowdown in MSOs infrastructure spending as a result of the tightened credit market and the decline in spending by some customers on “two-way” upgrades, contributed to the remaining decrease in Supplies & CPE revenue year-over-year.

•	Included in the Supplies & CPE product category is DOCSIS cable modems and E-MTAs. Sales of these products increased modestly in 2003.

Gross Margin
      The table below sets forth our gross margin for the three years ended December 31, 2004, 2003, and 2002, for each of our product categories (in millions):

	Gross Margin $
				Increase (Decrease) Between Periods

	For the Years Ended
	December 31,			2004 vs. 2003		2003 vs. 2002

	2004	2003	2002	$	%	$	%

Product Category:
Broadband	$120.7	$110.1	$190.4	$10.6	9.6	$(80.3)	(42.2)
Supplies & CPE	25.5	16.2	36.3	9.3	57.4	(20.1)	(55.4)

Total	$146.2	$126.3	$226.7	$19.9	15.8	$(100.4)	(44.3)

      The table below sets forth our gross margin percentages for the three years ended December 31, 2004, 2003, and 2002, for each of our product categories:

	Gross Margin %

	For the Years Ended			Percentage Point Increase
	December 31,			(Decrease) Between Periods

	2004	2003	2002	2004 vs. 2003	2003 vs. 2002

Product Category:
Broadband	40.2	38.0	42.4	2.2	(4.4)
Supplies & CPE	13.4	11.2	17.9	2.2	(6.7)
Total	29.8	29.1	34.8	0.7	(5.7)

Broadband Gross Margin 2004 vs. 2003
      The increase in Broadband gross margin dollars and percentages in 2004 as compared to 2003 was related to the following factors:

•	Gross margin dollars were impacted by year-over-year increases in revenues.

•	Product cost reduction programs were implemented in the second half of 2003, which helped contribute to an increase in margins.

•	In 2004, we recorded $2.7 million of inventory reserves versus $5.6 million in 2003.

•	In the third and fourth quarters of 2004, our broadband gross margin percentages were 41.5% and 34.6%, respectively, reduced from the first half of 2004. The decrease is the result of costs associated with the introduction of our DOCSIS 2.0 CMTS, including higher initial product costs as we launch the product and a change in product mix, more specifically, lower sales of our higher margin CBR products. We believe that our broadband margins will improve in 2005 from the fourth quarter levels but the improvement is dependant upon the impact of, among other factors, achievement of planned cost reductions, product mix, and price reductions granted to customers, in particular for our CBR products. In early 2005, we announced that we had entered into a letter of intent with Cox, our largest CBR customer, in which we agreed to provide them with price reductions in return for volume commitments.

Supplies & CPE Gross Margin 2004 vs. 2003
      The increase in Supplies & CPE gross margin dollars and percentages in 2004 as compared to 2003 was related to the following factors:

•	The increase in revenues year-over-year significantly impacted gross margin dollars. This was predominantly related to our increase in sales of E-MTAs.

•	In 2004, we recorded $2.9 million of inventory reserves versus $6.4 million in 2003.

•	In the third and fourth quarter of 2004, our Supplies & CPE gross margin percentages were 10.6% and 13.4%, respectively. We believe that our Supplies & CPE margins will improve in 2005 from the second half 2004 levels, but the improvement is dependant upon the impact of, amongst other factors, achievement of planned cost reductions, product mix, and price reductions granted to customers.

Broadband Gross Margin 2003 vs. 2002
      The reduction in Broadband gross margin dollars and percentages in 2003 as compared to 2002 was related to the following factors:

•	Gross margin dollars were significantly impacted by year-over-year declines in revenues.

•	The reduced sales volume contributed to lower margin percentages, as there was a lower base to cover our fixed costs.

•	A shift within the Broadband product mix resulted in lower margins; specifically, we sold less CBR equipment in 2003 as compared to 2002.

•	In 2003, we recorded $5.6 million of inventory reserves versus $2.1 million in 2002.

•	Negatively impacting gross margin was $0.4 million and $0.7 million of employee severance for 2003 and 2002, respectively.
      In the third and fourth quarters of 2003, we implemented product cost reductions, which helped contribute to an increase in margins. Gross margin for our Broadband product improved to 43.3% in the fourth quarter 2003, due to mix and the impact of the cost reductions.

Supplies & CPE Gross Margin 2003 vs. 2002
      The reduction in Supplies & CPE gross margin dollars and percentages in 2003 as compared to 2002 was related to the following factors:

•	The decrease in revenues year over year significantly impacted gross margin dollars.

•	Product mix, specifically, reduced sales of higher margin power supplies in the CBR market, increased sales of lower margin cable modems, and relatively reduced sales of other proprietary products negatively impacted margin.

•	Increased competition in a declining revenue environment caused price erosion, which also negatively impacted gross margins.

•	Negatively impacting gross margin was $0.8 million of employee severance for 2002.

•	Inventory reserves, impacted by the general downturn in the industry, the Comcast acquisition of AT&T Broadband and the related change in purchase patterns, and the decision to divest the powering product line. In 2003, we recorded $6.4 million of inventory reserves versus $10.8 million in 2002.

Operating Expenses
      The table below provides detail regarding our operating expenses (in millions):

	Operating Expenses			Increase (Decrease) Between Periods

	For the Years Ended December 31,			2004 vs. 2003		2003 vs. 2002

	2004	2003	2002	$	%	$	%

SG&A	$69.1	$82.7	$103.4	$(13.6)	(16.4)	$(20.7)	(20.0)
Provision for doubtful accounts	(0.5)	6.4	24.7	(6.9)	(107.8)	(18.3)	(74.1)
R&D	63.4	62.9	72.5	0.5	0.8	(9.6)	(13.2)
Restructuring & impairment	7.6	0.9	7.1	6.7	744.4	(6.2)	(87.3)
Impairment of goodwill	—	—	70.2	—	0.0	(70.2)	(100.0)
Amortization of intangibles	28.7	35.2	34.5	(6.5)	(18.5)	0.7	2.0

Total	$168.3	$188.1	$312.4	$(19.8)	(10.5)	$(124.3)	(39.8)

Selling, General, and Administrative, or SG&A, Expenses and Provision for Doubtful Accounts

2004 vs. 2003
      Several factors contributed to the reduction year over year:

•	Legal fees and settlement costs decreased significantly in 2004. In 2003, we incurred approximately $5.0 million of settlement/legal expenses associated with patent litigation that ultimately was settled.

•	In 2003, we recorded $2.2 million associated with the write-off of customer relations software.

•	In 2003, we incurred $1.4 million of costs associated with the disposal of ESP.

•	The impact of previously implemented cost reduction programs led to lower operating expenses, offset by higher employee incentive accruals.

•	Reserves for doubtful accounts decreased year over year primarily as a result of lower year over year requirements for Cabovisao of $4.9 million, net of a gain of $1.5 million from the sale of the receivable to a third party.

•	Included in the SG&A expenses for 2004 and 2003 are severance costs of $0.4 million and $1.1 million, respectively.

2003 vs. 2002
      Several factors contributed to the reduction year over year:

•	The elimination of Nortel Networks’ agency fee accounted for approximately $11.7 million of the year-over-year decrease. The agreement with Nortel Networks for international agency fees terminated in December 2002.

•	As we have highlighted elsewhere, we implemented several actions to reduce both SG&A and R&D costs. These actions include reductions in force, curtailment of certain employee benefits and reductions in bonuses.

•	Included in the SG&A expenses for 2003 and 2002 are severance costs of $1.1 million and $2.9 million, respectively.

•	In 2002, we incurred net charges of approximately $14.9 million related to the allowance for doubtful accounts for Adelphia (who entered in bankruptcy). In 2003, we recorded net charges of $4.9 million related to the allowance for doubtful accounts for Cabovisao (who also entered into bankruptcy).

Research & Development Expenses
      Included in our R&D expenses are costs directly associated with our development efforts (people, facilities, materials, etc.) and reasonable allocations of our Information Technology and Telecom costs.

2004 vs. 2003
      R&D expenses increased $0.5 million year over year, or less than one percent. Our primary focus in research & development expenditures in 2004 and 2003 was on products that allow MSOs to garner new revenues, in particular, high-speed data, VoIP, and Video over IP. Major development efforts in 2004 and 2003 included work on the following: CMTS (C4, C3, D5), CPE (DOCSIS modems & E-MTAs), Atoga product suite, product cost reductions, and new initiatives (including VoIP).

2003 vs. 2002
      The decrease in R&D expense year over year encompasses several factors:

•	The closure in November 2002 of our Andover, Massachusetts location, which was primarily a product development and repair facility. Following the purchase of Cadant, we were able to reduce duplicative effort and close this facility.

•	As we have highlighted elsewhere, we implemented several actions to reduce both R&D and SG&A costs. These actions include reductions in force, curtailment of certain employee benefits and reductions in bonuses.

•	Included in the R&D expenses for 2003 and 2002 are severance costs of $1.3 million and $1.0 million, respectively.

•	Partially offsetting these decreases was the addition of expense related to the acquisition of Atoga in March 2003 and Com21 in August 2003.

      Major development efforts in 2003 included work on the following: CMTS (C4, C3), CPE (DOCSIS modems & E-MTAs), Atoga product suite, sustaining effort on CBR products, and product cost reductions.

Restructuring and Impairment Charges
      During 2004, we consolidated two facilities in Georgia, giving us the ability to house many of our core technology, marketing, and corporate headquarter functions in a single building. This consolidation resulted in a restructuring charge of $6.2 million. Also during 2004, we adjusted our reserves related to previously closed facilities. This adjustment was due to a change in estimates and resulted in a restructuring charge of approximately $1.1 million. Lastly, our office in Fremont, California was closed at the end of 2004. This resulted in a restructuring charge of $0.3 million, of which $0.2 million related to severance charges and $0.1 million related to lease commitments.
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
      On an annual basis, our goodwill is reviewed based upon management’s analysis and includes an independent valuation. During the fourth quarter of 2002, an impairment charge of $70.2 million was recorded with respect to our Supplies & CPE product category, primarily due to a decline in current purchasing by Adelphia, as well as the continuing decline in the industry in general. The valuation was determined using a combination of the income and market approaches on an invested capital basis, which is the market value of equity plus interest-bearing debt. Independent valuations based upon management’s analysis were performed in the fourth quarters of 2004 and 2003, and no further impairment was indicated.

Amortization of Intangibles
      Our intangibles amortization expense represents amortization of existing technology acquired as a result of the Arris Interactive L.L.C. acquisition in 2001, the Cadant, Inc. acquisition in 2002, and the Atoga and Com21 acquisitions in 2003. As of August 2004, the intangibles with respect to the Arris Interactive L.L.C. acquisition were fully amortized, and as of January 2005, the intangibles associated with Cadant, Inc. were fully amortized.

Other Expense (Income)
      The table below provides detail regarding our other expense (income) (in millions):

	Other Expense (Income)			Increase (Decrease) Between Periods

	For the Years Ended December 31,			2004 vs. 2003	2003 vs. 2002

	2004	2003	2002

Interest expense	$5.0	$10.4	$8.4	$(5.4)	$2.0
Membership interest	—	2.4	10.4	(2.4)	(8.0)
Loss (gain) on debt retirement	4.4	(26.2)	7.3	30.6	(33.5)
Loss on investments and notes receivable	1.3	1.4	14.9	(0.1)	(13.5)
Gain on foreign currency	(1.3)	(2.4)	(5.7)	1.1	3.3
Other expense (income)	(1.1)	0.2	0.2	(1.3)	—

Total expense (income)	$8.3	$(14.2)	$35.5	$(22.5)	$(49.7)

Interest Expense
      Interest expense reflects the amortization of deferred finance fees, and the interest paid on our convertible subordinated notes and capital leases.

Membership Interest Expense
      In conjunction with the acquisition of Arris Interactive L.L.C. in August 2001, we issued to Nortel Networks a subordinated redeemable Class B membership interest in Arris Interactive L.L.C. with a face amount of $100.0 million. This membership interest earned a return of 10% per annum, compounded annually. During the first quarter 2003, we redeemed the entire Class B membership interest in Arris Interactive L.L.C. held by Nortel Networks, at a discount, at which point the membership interest ceased.

Loss (Gain) on Debt Retirement
      During 2004, we called $50.0 million of the notes due 2008 for redemption, and holders of the called notes elected to convert their notes into an aggregate of 10.0 million shares of common stock, rather than have the notes redeemed. Under the indenture’s terms for redemptions prior to March 18, 2006, we made a make-whole interest payment of approximately 0.5 million common shares, resulting in a charge of $4.4 million during the first quarter of 2004.
      The net gain on debt retirement of $26.2 million in 2003 consists of two transactions:

•	During the first quarter 2003, we redeemed the entire Class B membership interest in Arris Interactive L.L.C. held by Nortel Networks for approximately $88.4 million. This discounted redemption resulted in a gain of approximately $28.5 million during the first quarter of 2003.

•	During the fourth quarter 2003, we chose to cancel our credit facility, which was due to expire in August 2004. As a result, we wrote off approximately $2.3 million of unamortized finance fees related to the facility upon cancellation.
      The net loss on debt retirement of $7.3 million in 2002 consists of two transactions:

•	During the second quarter 2002, we exchanged 1,593,789 shares of our common stock for approximately $15.4 million of the notes due 2003. The exchanges were recorded in accordance with SFAS No. 84, Induced Conversions of Convertible Debt, which requires the recognition of an expense equal to the fair value of additional shares of common stock issued in excess of the number of shares that would have been issued upon conversion under the original terms of the notes. As a result, in connection with these exchanges, we recorded a non-cash loss of approximately $8.7 million, based upon a weighted average common stock value of $9.10 (as compared with a common stock value of

$24.00 per share in the original conversion ratio for the notes). In connection with the exchanges, we also incurred associated fees of $0.6 million, resulting in an overall net loss of $9.3 million.

•	During 2002, we redeemed $75.7 million of outstanding notes due 2003. The notes were redeemed at a discount, resulting in a gain on the debt retirement of $2.0 million which was recorded in accordance with SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.

Loss on Investments and Notes Receivable
      We hold certain investments in the common stock of publicly-traded companies, a number of non-marketable equity securities, and an investment in a rabbi trust associated with our deferred compensation plan. For further discussion on the classification and the accounting treatment of these investments, see the Investments section within Financial Liquidity and Capital Resources contained herein. During the years ended December 31, 2004, 2003, and 2002, we recorded net losses related to these investments of $1.2 million, $1.4 million, and $14.9 million, respectively.
      During 2004, we recorded a charge of $0.1 million in relation to a short-term note receivable that we deemed to be fully impaired. The note, which was due from an unrelated private company, became due in October 2004, and the company was unable to repay the note.

Gain in Foreign Currency
      During 2004, 2003 and 2002, we recorded foreign currency gains related to our international customers whose receivables and collections are denominated in their local currency. Beginning in 2002, we implemented a hedging strategy to mitigate the monetary exchange fluctuations from the time of invoice to the time of payment, and have occasionally entered into forward contracts based on a percentage of expected foreign currency receipts.

Income Tax Expense
      In 2004, we recorded income tax expense of $0.1 million related to foreign income taxes. As we are in a cumulative loss position for tax purposes, we did not incur income tax expense (benefit) during 2003. In 2002, we recognized a tax benefit of $6.8 million due to a change in the tax laws allowing NOL carry-backs for five years, which allowed the Company to record a tax benefit. In 2005, we anticipate some income tax expense for foreign taxes and Alternative Minimum Tax in the United States.

Discontinued Operations
      We have adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, with respect to our Actives and Keptel product line disposals. As a result, these two product lines have been accounted for as discontinued operations and historical results have been reclassified accordingly. Revenues from the discontinued operations were $66.3 million and $113.0 million for the years ended December 31, 2002 and 2001, respectively. The income (loss) from discontinued operations, net of taxes, for the years ending December 31, 2002 and 2001 was $(18.8) million and $(84.5) million, respectively. During 2002, we recorded a net loss on disposals of $4.0 million.
      During 2003, we reduced our accruals for vendor liabilities, warranty issues, and other estimated costs related to disposals by $4.8 million. This adjustment was the result of settling certain vendor liabilities for amounts less than originally anticipated and changes to our original estimated disposal costs. Also during 2003, we increased our accrual by $4.4 million for restructuring liabilities associated with the discontinued operations of the Company’s manufacturing facilities as a result of changes in estimates. The net result of the above transactions in 2003 was a gain of $0.4 million in discontinued operations.
      During 2004, we recorded income from discontinued operations of approximately $1.8 million with respect to the Actives and Keptel product lines as a result of changes in estimates related to real estate, vendor liabilities, and other accruals. Additionally, we recognized a partial recovery of $0.9 million with respect to inventory previously written off associated with an Argentinean customer, of which approximately $0.3 million related to the discontinued operations of Actives and Keptel. The net result of the above transactions in 2004 was a gain of $2.1 million in discontinued operations.

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
Financial Liquidity and Capital Resources

Overview
      As highlighted earlier, one of our key strategies is to maintain and improve our capital structure. The key metrics we focus on are summarized in the table below:

Liquidity & Capital Resources Data

	Year Ended December 31,

	2004	2003	2002

	(in millions, except DSO and Turns)
Key Working Capital Items
Cash provided by operating activities	$21.5	$14.9	$117.4
Cash, cash equivalents, and short-term investments	$103.1	$84.9	$98.4
Accounts Receivable, net	$55.7	$56.3	$81.0
– Days Sales Outstanding (Full Year)	42	58	55
Inventory	$92.6	$78.6	$104.2
– Turns (Full Year)	4.0	3.4	3.5
Key Debt Items
Convertible Notes due 2003	$—	$—	$23.9
Convertible Notes due 2008	$75.0	$125.0	$—
Nortel Class B Membership Interest	$—	$—	$114.5
Capital Expenditures	$10.2	$5.9	$7.9
Shares Owned by Nortel	3.2	5.0	22.0
% Owned by Nortel	3.6%	6.6%	26.7%
      In managing our liquidity and capital structure, we have been and are focused on key goals, and we have and will continue in the future to implement actions to achieve them. They include:

•	Liquidity — ensure that we have sufficient cash resources or other short term liquidity to manage day to day operations

•	2008 Notes — implement a plan to retire the notes; the first step was taken by means of a partial redemption ($50 million) in March 2004

•	2003 Notes — implement a plan to retire the notes; which was ultimately accomplished in 2002 and 2003 through a combination of cash redemptions ($99.6 million) and a share exchange offer ($15.4 million)

•	Nortel Class B Membership Interest in Arris Interactive L.L.C. — implement a plan to retire the debt; which was ultimately accomplished in 2003 at a significant discount

•	Growth — implement a plan to ensure that we have adequate capital resources, or access thereto, to execute acquisitions

•	Overhang — implement a plan to reduce the overhang on our stock caused by Nortel Networks holdings; at the end of 2004 Nortel’s holdings were down to 3.2 million shares (or approximately 3.6% of the shares outstanding)
      Below is a description of key actions taken and an explanation as to their potential impact:

Asset-Based Credit Facility
      In August 2001, in parallel with the acquisition of Arris Interactive L.L.C., we entered into an asset-based credit facility with customary terms and covenants. The facility was necessary to close the acquisition and to provide appropriate working capital for the business. We were borrowers under this facility until October 2001. After that time we generated sufficient funds from the disposal of non-core product lines and from operating activities to pay off the facility. In December 2003, we chose to terminate the facility. The facility was to expire on August 3, 2004. In the fourth quarter of 2003 we reviewed the need to renew or replace the facility and concluded that the cost benefit of renewing was not sufficient. This was driven in part by our cash reserves, our perspective on future cash flows, and our belief that a commercially reasonable facility would be available to us in the future, given our asset base, if we required it.

Inventory & Accounts Receivable Programs
      We have generated significant liquidity through reductions in our inventory and accounts receivable levels. From 2002 to 2004, we reduced them by approximately $11.6 million and $25.3 million, respectively. Reductions in sales volumes, divestiture of non-core product lines and overall improvement in the management of these assets has contributed to the reductions. We use turns to evaluate inventory management and days sales outstanding, or DSOs, to evaluate accounts receivable management. From the table above, you will note improvements, particularly as evidenced by the 2004 turns of 4.0 and DSOs of 42 days.
      Looking forward, we do not anticipate a further reduction in DSOs. It is possible that DSOs may increase, particularly if the international component of our business increases as customers internationally typically have longer payment terms. Inventory turns may modestly improve in the future.

Divestiture of Product Lines
      We sold our Keptel, Power, Actives, and ESP product lines over the past three years. In each case, the product line was operating at a loss when we sold it. As a result, our cash flow from operations was improved. More significantly, the proceeds we generated from the divestitures provided us with flexibility for our acquisition of the assets of Cadant, Atoga, and Com21 and the retirement of the 2003 Notes. We received $30.0 million from Keptel, $11.2 million from Power, and $31.8 million in proceeds from Actives.

2003 Notes Exchange Offer
      As one step in our program to retire the 2003 Notes, through a registered exchange offer in 2002 we exchanged approximately 1.6 million of our shares for $15.4 million of the notes. The balance of the notes was redeemed for cash.

2008 Notes & Nortel Debt/ Shares
      In June 2002, we entered into an option agreement with Nortel Networks pursuant to which we were entitled to retire the Class B membership interest in Arris Interactive L.L.C. held by Nortel Networks at a substantial discount and repurchase up to 16.0 million shares. The agreement had an expiration date of June 30, 2003. In addition, we obtained from Nortel Networks an agreement to forgive approximately $5.9 million of the return on the membership interest if we redeemed it prior to March 31, 2003. In the first quarter of 2003, we had substantially completed the retirement of the notes due 2003, and had sufficient funds to retire the balance and maintain sufficient liquidity for our business. We investigated options to raise capital to take advantage of the agreement with Nortel Networks and in March 2003, we raised $125.0 million through the private placement of convertible notes. The terms were at market and are described elsewhere.

We used $88.4 million of the proceeds of the notes issuance to retire the membership interest of $116.9 million, representing a $28.5 million discount. We also used the funds to repurchase and retire 8.0 million shares for $30.0 million (including $2.0 million for the reduction in the forgiveness of the return on the membership interest described elsewhere). On the date of the repurchase, the closing fair market value of the shares was approximately $32.0 million (based on a closing stock price of $4.01).

Redemption of the 2008 Notes
      In February 2004, our stock price had risen to the levels required under the indenture where we were entitled to redeem, in full or in part, the notes due 2008. On February 4, 2004, we gave notice of a partial redemption of $50.0 million (with a “make whole” payment described elsewhere to be paid in stock). On that day our stock closed at $9.36 per share. By March 8, 2004, all redeemed note holders chose to convert their notes into stock, resulting in the issuance of 10.0 million shares of ARRIS common stock. It is possible that we will redeem additional notes in the future.

Expense Management
      We have taken significant steps to reduce our cost structure including the closure of factories, the divestiture of product lines, the consolidation of office facilities, general reductions in force and the curtailment of certain employee benefits. This has improved our cash from operations.

Summary of Current Liquidity Position and Potential for Future Capital Raising
      We believe our current liquidity position, where we had approximately $103.1 million of cash, cash equivalents, and short-term investments on hand as of December 31, 2004, together with the prospects for continued generation of cash from operations are adequate for our short- and medium-term business needs. However, a key part of our overall long-term strategy may be implemented through additional acquisitions. Either in order to be prepared to make acquisitions generally or in connection with particular acquisitions, it is possible that we will raise capital through private, or public, share or debt offerings. We believe we have the ability to access the capital markets upon commercially reasonable terms.

Contractual Obligations
      Following is a summary of our contractual obligations as of December 31, 2004:

	Payments due by period

Contractual Obligations	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years	Total

	(in millions)
Long-term debt	$—	$—	$75.0	$—	$75.0
Operating leases(1)	7.7	11.4	7.8	10.2	37.1
Sublease income	(1.0)	(0.8)	—	—	(1.8)
Purchase obligations(2)	53.1	—	—	—	53.1

Total contractual obligations(3)	$59.8	$10.6	$82.8	$10.2	$163.4

(1)	Includes leases which are reflected in restructuring accruals on the consolidated balance sheets.

(2)	Represents obligations under agreements with non-cancelable terms to purchase goods or services. The agreements are enforceable and legally binding, and specify terms, including quantities to be purchased and the timing of the purchase.

(3)	In January 2005, ARRIS entered into two separate and unrelated agreements with certain vendors for future purchase commitments over the next three years in the aggregate amount of $4.5 million. These amounts are not included in the table above as they were entered into subsequent to December 31, 2004.

Cash Flow
      It should be noted that auction rate securities, which were previously classified as cash equivalents, have been reclassified as available-for-sale short-term investments for all periods presented. As a result of this reclassification, the cash flow used in investing activities in 2003 increased by $10.0 million as compared to the investing cash use previously reported. The reported cash flows in 2002 remained as reported as we did not hold any auction rate securities until 2003. Below is a table setting forth the key lines of our Consolidated Statements of Cash Flows (in millions):

	2004	2003	2002

Cash provided by operating activities	$21.5	$14.9	$117.4
Cash provided by (used in) investing	$(77.6)	$(17.3)	$51.2
Cash provided by (used in) financing	$6.2	$(21.1)	$(75.5)
Net increase (decrease) in cash	$(49.8)	$(23.5)	$93.1

Operating Activities:
      Below are the key line items affecting cash from operating activities (in millions):

	2004	2003	2002

Net income (loss) after non-cash adjustments	$17.5	$(4.8)	$48.6
(Increase)/ Decrease in accounts receivable	1.2	17.0	30.7
(Increase)/ Decrease in inventory	(14.1)	26.2	53.4
All other — net	16.9	(23.5)	(15.3)

Cash provided by operating activities	$21.5	$14.9	$117.4

•	As described above, our net loss improved significantly year over year, resulting in an improvement in cash from operating activities.

•	Our inventory increased in 2004, as expected, primarily to accommodate a change in contract manufacturers in the fourth quarter of 2004 and to build a pipeline of E-MTAs. In 2003 and 2002, we generated significant cash flow from the reductions in inventory in 2003 and 2002. This was facilitated by the sale of non-core product lines and a strong management focus on reducing inventory levels that had been built up prior to the decline in the industry in 2000. Our inventory turns for 2004 were 4.0 as compared to 2003 turns of 3.4.

•	We generated cash flow from reductions in accounts receivable in 2003. This was facilitated by the reduction in our overall sales volume (due in part to the sale of non-core product lines) and a strong management focus on collections. Our 2004 DSO was 42 days as compared to the 2003 DSO of 58 days.

•	While we believe we may be able to further improve our working capital position, future cash flow from operating activities will be more dependent on net income after adjustment for non-cash items.

Investing Activities:
      Below are the key line items affecting investing activities (in millions):

	2004	2003	2002

Capital expenditures	$(10.2)	$(5.9)	$(7.9)
Acquisitions/other	—	(3.2)	(0.9)
Purchases of short-term investments	(107.8)	(10.0)	—
Disposals of short-term investments	39.8	—	—
Proceeds from sale of investments	0.6	—	—
Proceeds from sale of product lines	—	1.8	60.0

Cash provided by (used in) investing activities	$(77.6)	$(17.3)	$51.2

      Capital Expenditures — Capital expenditures are mainly for test equipment, laboratory equipment, and computing equipment. We anticipate investing approximately $15.0 million in 2005.
      Acquisitions/ Other — This represents cash investments we have made in our various acquisitions including Com21, Atoga, Cadant and various small strategic investments.
      Purchases and Disposals of Short-Term Investments — This represents purchases and disposals of auction rate securities held as short-term investments.
      Proceeds from Sale of Investments — This represents the cash proceeds we received from the liquidation of excess assets from our deferred compensation plan.
      Proceeds from Sale of Product Lines — This represents the cash proceeds we received from the sale of our Actives and Keptel product lines.

Financing Activities:
      Below are the key items affecting our financing activities (in millions):

	2004	2003	2002

Retirement of 2003 notes	$—	$(23.9)	$(73.7)
Payments on notes payable	(1.2)	(0.7)	—
Payments on capital leases	—	(2.1)	(0.9)
Redemption of preferred membership interest	—	(88.4)	—
Borrowing under 2008 notes	—	125.0	—
Borrowing under notes payable	—	1.6	—
Sale of common stock	7.4	1.2	1.0
Repurchase of common stock and stock units	—	(28.0)	(0.1)
Deferred financing fees paid	—	(5.8)	(1.8)

Cash provided by (used in) financing activities	$6.2	$(21.1)	$(75.5)

      As can be seen from the above table, we have substantially refinanced our capital structure over the past three years. We have eliminated our bank debt, 2003 Notes and Class B Membership Interest. We did so using cash from operating activities, sale of non-core product lines and the issuance of $125.0 million through our 2008 notes offering.
      In 2004, we converted $50.0 million of our 4 1/2% convertible subordinated notes due 2008 in exchange for common stock. In connection with the redemption, we made a make-whole interest payment that included the issuance of approximately 467 thousand common shares valued at approximately $4.4 million which is reflected as a loss on debt retirement in the first quarter of 2004. Additionally, we wrote off approximately $1.6 million of deferred finance fees related to the notes in the first quarter of 2004.

Interest Rates
      As of December 31, 2004, we did not have any floating rate indebtedness. At December 31, 2004, we did not have any outstanding interest rate swap agreements.

Foreign Currency
      A significant portion of our products are manufactured or assembled in Mexico, the Philippines, Taiwan, China, and other foreign countries. Our sales into international markets have been and are expected, in the future, to be an important part of our business. These foreign operations are subject to the usual risks inherent in conducting business abroad, including risks with respect to currency exchange rates, economic and political destabilization, restrictive actions and taxation by foreign governments, nationalization, the laws and policies of the United States affecting trade, foreign investment and loans, and foreign tax laws.
      We have certain international customers who are billed in their local currency. Beginning in 2002, we implemented a hedging strategy and entered into forward contracts based on a percentage of expected foreign currency receipts. The percentage can vary, based on the predictability of cash receipts. We continuously review our accounts receivable in foreign currency and purchase forward contracts when appropriate. As of December 31, 2004, we had no forward contracts outstanding.

Financial Instruments
      In the ordinary course of business, we, from time to time, will enter into financing arrangements with customers. These financial instruments include letters of credit, commitments to extend credit and guarantees of debt. These agreements could include the granting of extended payment terms that result in longer collection periods for accounts receivable and slower cash inflows from operations and/or could result in the deferral of revenue. As of December 31, 2004 and 2003, we had approximately $4.0 million and $6.1 million, respectively, outstanding under letters of credit which were cash collateralized. The cash collateral is held in the form of restricted cash.

Short-Term Investments
      We hold short-term investments consisting of debt securities classified as available-for-sale, which are stated at estimated fair value. These debt securities include U.S. treasury notes, state and municipal bonds, asset-backed securities, auction rate securities, corporate bonds, commercial paper, and certificates of deposit. These investments are on deposit with a major financial institution.

Investments
      We held certain investments in the common stock of publicly-traded companies, which were classified as trading securities. The remaining shares of common stock were sold during 2003 and the investment was $0 at December 31, 2004 and 2003. Changes in the market value of these securities and gains or losses on related sales of these securities were recognized in income and resulted in a gain of $0.1 million in 2003 and a loss of approximately $0.6 million in 2002.
      We hold certain investments in the common stock of publicly-traded companies which are classified as available for sale. Changes in the market value of these securities are typically recorded in other comprehensive income. These securities are also subject to a periodic impairment review, which requires significant judgment. Because these investments had been below their cost basis for a period greater than six months, impairment charges of $1.4 million were recorded during the year ended December 31, 2004. In 2003 and 2002, unrealized losses of $0.4 million and $3.5 million, respectively, were considered “other than temporary” and recognized through income in those years. As of December 31, 2004 and 2003, the carrying value of these investments was $0 and $1.4 million, respectively.
      In addition, we hold a number of non-marketable equity securities totaling approximately $0.8 million at December 31, 2004, which are classified as available for sale. The non-marketable equity securities are subject to a periodic impairment review, which requires significant judgment as there are no open-market valuations.

During the year ended December 31, 2004, we recorded a charge of approximately $0.1 million in relation to non-marketable equity securities deemed to be impaired based on various factors. During the years ended December 31, 2003 and 2002, we recorded impairment charges of $1.1 million and $10.0 million, respectively, related to our non-marketable equity securities. The impairment loss in 2003 is in relation to an investment in a start-up company, which raised a new round of financing at a substantial discount in early July 2003. The impairment charges in 2002 related to: 1) a $3.0 million impairment for an investment in a technology start-up, as its assets were sold to another company, 2) a $1.0 million impairment for an investment in a technology start-up company, as it was unable to raise further financing and filed for bankruptcy during the second quarter, and 3) additional impairment charges of $6.0 million in the fourth quarter of 2002 relating to other non-marketable equity securities deemed to be impaired based on various factors.
      During the third quarter of 2004, we recorded a charge of $0.1 million in relation to a short-term note receivable that it deemed to be fully impaired. The note, which was due from an unrelated private company, became due in October 2004, and the company has been unable to repay the note.
      As of December 31, 2004, ARRIS held a non-marketable equity security of $0.6 million (included in the total of $0.8 million described above) and a short-term note receivable of $0.5 million from a private company. Late in 2004, the investee was unsuccessful in attempts to raise additional funds to finance its business. On January 31, 2005, we foreclosed on the note receivable. This was a joint proceeding with the other major note holder of the private company. A new L.L.C. was formed with the other major note holder, of which ARRIS holds a 25% interest. In March 2005, ARRIS and the other note holder have agreed in principle to ARRIS’ acquisition of the other note holder’s interest in the L.L.C. This transaction is expected to close in the second quarter of 2005. The product line will be integrated into ARRIS at that time.
      We offer a deferred compensation arrangement, which allows certain employees to defer a portion of their earnings and defer the related income taxes. These deferred earnings are invested in a “rabbi trust,” and are accounted for in accordance with Emerging Issues Task Force Issue No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested. A rabbi trust is a funding vehicle used to protect deferred compensation benefits from various events (but not from bankruptcy or insolvency). The investment in the rabbi trust is classified as an investment on our balance sheet. During the fourth quarter of 2004, we withdrew the excess of the deferred compensation assets over the plan’s liabilities. A portion of the assets were liquidated, and resulted in a realized gain of approximately $0.3 million. In 2002, we recognized a loss of approximately $0.8 million in connection with realized losses on the related investments. At December 31, 2004, ARRIS had an accumulated unrealized gain related to the rabbi trust of approximately $0.7 million included in other comprehensive income.

Capital Expenditures
      Capital expenditures are made at a level designed to support the strategic and operating needs of the business. ARRIS’ capital expenditures were $10.2 million in 2004 as compared to $5.9 million in 2003 and $7.9 million in 2002. ARRIS had no significant commitments for capital expenditures at December 31, 2004. Management expects to invest approximately $15.0 million in capital expenditures for the year 2005.

Net Operating Loss Carryforwards
      As of December 31, 2004, ARRIS had net operating loss, or NOL, carryforwards for domestic and foreign income tax purposes of approximately $151.8 million and $29.6 million, respectively. The federal NOLs expires through 2024. Foreign NOLs related to our Irish subsidiary in the amount of $22.7 million have an indefinite life and can only be used to offset Irish income; the remaining foreign NOLs expire in 2005. The tax benefit associated with the NOLs is offset by a full valuation allowance, established in 2001 in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. We continually review the adequacy of the valuation allowance and recognize the benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.
      The availability of tax benefits of NOL carryforwards to reduce ARRIS’ federal and state income tax liability is subject to various limitations under the Internal Revenue Code. The availability of tax benefits of

NOL carryforwards to reduce ARRIS’ foreign income tax liability is subject to the various tax provisions of the respective countries.

Defined Benefit Pension Plans
      We sponsor two non-contributory defined benefit pension plans that cover our U.S. employees. As of January 1, 2000 we froze the defined pension plan benefits. The U.S. pension plan benefit formulas generally provide for payments to retired employees based upon their length of service and compensation as defined in the plans. The plans are accounted for in accordance with SFAS No. 87, Employers’ Accounting for Pensions, which requires that amounts recognized in the financial statements be determined on an actuarial basis. Disclosures are made in accordance with SFAS No. 132R, Employers’ Disclosures about Pensions and Other Postretirement Benefits. The actuarial measurement includes estimates and assumptions relating to the discount rate used to measure the plan liabilities.
      The investment strategies of the plans place a high priority on benefit security. The plans invest conservatively so as not to expose assets to depreciation in adverse markets. The plans’ strategy also places a high priority on earning a rate of return greater than the annual inflation rate along with maintaining average market results. The plan has targeted asset diversification across different asset classes and markets to take advantage of economic environments and to also act as a risk minimizer by dampening the portfolio’s volatility.
      September 30th is the measurement date used for the 2004, 2003 and 2002 reporting year.
      The weighted-average actuarial assumptions used to determine the benefit obligations for the three years presented are set forth below:

	2004	2003	2002

Assumed discount rate for active participants	6.00%	6.00%	6.75%
Assumed discount rate for inactive participants	6.00%	6.00%	6.50%
Rates of compensation increase	5.94%	6.00%	6.00%
      The weighted-average actuarial assumptions used to determine the net periodic benefit costs are set forth below:

	2004	2003	2002

Assumed discount rate for active participants	6.00%	6.75%	7.25%
Assumed discount rate for inactive participants	6.00%	6.50%	6.50%
Rates of compensation increase	5.94%	6.00%	6.00%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%
      The expected long-term rate of return on assets is derived using the building block approach which includes assumptions for the long term inflation rate, real return, and equity risk premiums.
      As of December 31, 2004, the expected benefit payments related to our defined benefit pension plans were as follows (in thousands):

2005	$484
2006	516
2007	634
2008	805
2009	864
2010 – 2014	8,292

Adoption of SFAS No. 123R, Share-Based Compensation
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, supercedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS 123R is effective for public companies for interim or annual periods beginning after June 15, 2005. As revised, this statement will require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. We expect to adopt SFAS 123R on July 1, 2005 using the modified prospective method.
      We currently account for share-based payments to employees using the intrinsic value method and, therefore, generally do not recognize compensation expense for employee stock options. Accordingly, the adoption of SFAS 123R will have a significant impact on our results of operations; however, it is a non-cash item. The impact of the adoption on our future results of operations will be dependent upon levels of share-based payments granted in the future, and therefore, cannot be reasonably estimated.

Critical Accounting Estimates
      The accounting and financial reporting policies of the Company are in conformity with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management has discussed the development and selection of the critical accounting estimates communicated below with the audit committee of the Company’s Board of Directors and the audit committee has reviewed the Company’s related disclosures herein.

(a)	Revenue Recognition
      Our revenue recognition policies are in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, and SAB No. 104, Revenue Recognition, as issued by the Securities and Exchange Commission and other applicable guidance.
      Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectibility is reasonably assured and all other significant obligations have been fulfilled. Revenue from the provision of services is recognized at the time of completion, delivery or performance of the service. Contracts and customer purchase orders generally are used to determine the existence of an arrangement. Shipping documents, proof of delivery and customer acceptance (when applicable) are used to verify delivery. We assess whether an amount due from a customer is fixed and determinable based on the terms of the agreement with the customer, including, but not limited to, the payment terms associated with the transaction. ARRIS assesses collection based on a number of factors, including past transaction history with the customer and credit-worthiness of the customer. If we determine that collection of an amount due is not reasonably assured, we defer recognition of revenue until such time that collection becomes reasonably assured.
      We resell software developed by outside third parties as well as internally developed software. Software sold by ARRIS does not require significant production, modification or customization. We recognize software license revenue and product revenue for certain products where software is more than an incidental component of the hardware, in accordance with Statement of Position No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Software Recognition, With Respect to Certain Transactions.
      ARRIS’ internal costs as well as external costs incurred in developing software are charged to expense as research and development expense until technological feasibility has been established for the product, in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. As the time period between the establishment of technological feasibility and general release of internally developed software to its customers is generally very limited, no material development costs are incurred during this period and, therefore, no such costs have been capitalized to date.
      Certain transactions also include multiple deliverables or elements for the sale of hardware, licensed software, maintenance/support and professional services. Accounting principles for arrangements involving multiple elements require the Company to allocate the arrangement fee to each respective element based on its relative fair value, and recognize the revenue for each element as the specific recognition criteria are met. The determination of the fair value of the elements, which is based on a variety of factors including the amount ARRIS charges other customers for the products or services, price lists or other relevant information requires judgment by management. Changes to the elements in an arrangement and our ability to establish vendor-specific objective evidence for the elements could affect the timing of the recognition of the underlying revenue. Maintenance is offered as a separate element. Maintenance revenue, which is generally billed in advance, is deferred and recognized ratably over the term of the related contract.
      Generally, revenue is deferred if certain circumstances exist, including the following:

•	when undelivered products or services that are essential to the functionality of the delivered product, or are required under the terms of the contract to be delivered concurrently exist, revenue is deferred until such undelivered products or services are delivered, or

•	when final acceptance of the product is specified by the customer, revenue is deferred until the acceptance criteria have been met.
      At December 31, 2004 and 2003, we had deferred revenue of $0.5 million and $0.7 million, respectively, related to shipments made to customers whereby the customer has the right of return and related to various customer service agreements.

(b)	Allowance for Doubtful Accounts and Sales Returns
      We establish a reserve for doubtful accounts based upon our historical experience in collecting accounts receivable. A majority of our accounts receivable are from a few large cable system operators, either with investment rated debt outstanding or with substantial financial resources, and have very favorable payment histories. Unlike businesses with relatively small individual accounts receivables from a large number of customers, if we were to have a collectibility problem with one of our major customers, it is possible the reserve that we have established will not be sufficient. We held our assumptions constant during 2004, and are not planning to alter them in the current fiscal year, unless an unforeseen factor causes us to do so. We calculate our reserve for uncollectible accounts using a model that considers customer payment history, recent customer press releases, bankruptcy filings, if any, Dun & Bradstreet reports, and financial statement reviews. The Company’s calculation is reviewed by management to assess whether additional research is necessary, and if complete, whether there needs to be an adjustment to the reserve for uncollectible accounts. The reserve is established through a charge to the provision and represents amounts of current and past due customer receivable balances which management estimates may not be collected. In the past several years, two of our major customers encountered significant financial difficulty due to the industry downturn and tightening financial markets. At the end of 2004, we believe that we do not have a major customer that is in a financially distressed position.
      We also establish a reserve for sales returns and allowances. The reserve is an estimate of the impact of potential returns based upon historic trends.
      Our reserves for uncollectible accounts and sales returns and allowances were $3.8 million and $4.4 million as of December 31, 2004 and 2003, respectively.

(c)	Inventory Valuation
      Inventory is reflected in our financial statements at the lower of average, approximating first-in, first-out cost or market value.

      The table below sets forth inventory balances at December 31 (in millions):

	2004	2003

Gross inventory	$111.4	$97.9
Reserves	(18.8)	(19.3)

Net inventory	$92.6	$78.6

      We continuously evaluate future usage of product and where supply exceeds demand, we may establish a reserve. In reviewing inventory valuations, we also review for obsolete items. This requires us to estimate future usage, which, in an industry where rapid technological changes and significant variations in capital spending by system operators are prevalent, is difficult. As a result, to the extent that we have overestimated future usage of inventory, the value of that inventory on our financial statements may be overstated. When we believe that we have overestimated our future usage, we adjust for that overstatement through an increase in cost of sales in the period identified. Inherent in our valuations are certain management judgments and estimates, including markdowns, shrinkage and future forecasts, which can significantly impact ending inventory valuation and gross margin. The methodologies utilized by the Company in its application of the above methods are consistent for all periods presented.
      The Company, to assist in assessing the proper valuation of inventory, conducts annual physical inventory counts at all ARRIS locations.

(d)	Warranty.
      We provide, by a current charge to cost of sales in the period in which the related revenue is recognized, an estimate of future warranty obligations. The estimate is based upon historical experience. The embedded product base, failure rates, cost to repair and warranty periods are used as a basis for calculating the estimate. We also provide, via a charge to current cost of sales, estimated expected costs associated with non-recurring product failures. In the event of a significant non-recurring product failure, the amount of the reserve may not be sufficient. To the extent that other non-recurring warranty claims occur in the future, the reserves that we have established may not be sufficient, cost of sales may have been understated, and a charge against future costs of sales may be necessary. As of December 31, 2004 a reserve of $5.5 million for warranty expense was reflected on the balance sheet as compared to a reserve of $4.6 million as of December 31, 2003. The change in the reserve balance reflects both increased reserves and usage of our on-going warranty claims. It also reflects the additions, usages and adjustments attributable to non-recurring product issues. We review and update our estimates, with respect to the non-recurring product issues on an on-going basis. The quantity of the embedded base of product in the field has been reasonably stable. The lack of volatility of the embedded base and our continued effort to control our cost to repair leads the company to believe that the reserve will be reasonably constant in the future.
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

•	Big Band Networks;

•	Cisco Systems, Inc.;

•	Motorola, Inc.;

•	Scientific-Atlanta, Inc.;

•	Tellabs, Inc.; and

•	TVC Communications, Inc.
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
      Our three largest customers are Comcast, Cox Communications, and Liberty Media International (including its affiliates). For the year ended December 31, 2004, sales to Comcast accounted for approximately 22.1% of our total revenues, sales to Cox Communications accounted for approximately 21.7%, and sales to Liberty Media International accounted for 16.7%. The loss of Comcast, Cox Communications, Liberty Media International, or one of our other large customers, or a significant reduction in the services provided to any of them would have a material adverse impact on our business.
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
      Rapidly changing technologies, evolving industry standards, frequent new product introductions and relatively short product life cycles characterize the markets for our products. The technology applications currently under development by us may not be successfully developed. Even if the products in development are successfully brought to market, they may not be widely used or we may not be able to successfully exploit these technology applications. To compete successfully, we must quickly design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance and reliability. However, we may not be able to successfully develop or introduce these products if our products:

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
      The telecommunications industry has experienced the consolidation of many industry participants, and this trend is expected to continue. We and one or more of our competitors may each supply products to businesses that have merged, such as AT&T Broadband and Comcast, or will merge in the future. Consolidations could result in delays in purchasing decisions by the merged businesses, and we could play either a greater or lesser role in supplying the products to the merged entity. These purchasing decisions of the merged companies could have a material adverse effect on our business.
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
      Competition for qualified personnel is intense, and we may not be successful in attracting and retaining key executives, marketing, engineering, technical support and sales personnel, which could impact our ability to maintain and grow our operations. Our future success will depend, to a significant extent, on the ability of our management to operate effectively. In the past, competitors and others have attempted to recruit our employees and in the future, their attempts may continue. The loss of services of any key personnel, the inability to attract and retain qualified personnel in the future or delays in hiring required personnel, particularly engineers and other technical professionals, could negatively affect our business.
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
Our international operations may be adversely affected by changes in the foreign laws in the countries in which our manufacturers and assemblers have plants.
      A significant portion of our products are manufactured or assembled in Mexico, the Philippines, Taiwan, China and other countries outside of the United States. The governments of the foreign countries in which our products are manufactured may pass laws that impair our operations, such as laws that impose exorbitant tax obligations or nationalize these manufacturing facilities.
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
      We have experienced several years with significant operating losses. Although we have been profitable in the past, we may not be profitable or meet the level of expectations of the investment community in the future, which could have a material adverse impact on our stock price. In addition, our operating results may be adversely affected by the timing of sales or a shift in our product mix.
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
      We have an investment portfolio of auction rate securities that are classified as “available-for-sale” securities. Although these securities have maturity dates of 15 to 30 years, they have characteristics of short-term investments as the interest rates reset every 28 or 35 days and we have the potential to liquidate them in an auction process. Due to the short duration of these investments, a movement in market interest rates would not have a material impact on our operating results.
      In the past, we have used interest rate swap agreements, with large creditworthy financial institutions, to manage our exposure to interest rate changes. These swaps would involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. During the year ended December 31, 2004, we did not have any outstanding interest rate swap agreements.
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
      We have certain international customers who are billed in their local currency. The monetary value of this business has increased since the acquisition of Arris Interactive L.L.C. and its corresponding international customer base formerly served through Nortel Networks. Changes in the monetary exchange rates may adversely affect our results of operations and financial condition. To manage the volatility relating to these typical business exposures, we may enter into various derivative transactions, when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. The euro and the yen are the predominant currencies of those customers who are billed in their local currency. Taking into account the effects of foreign currency fluctuations of the euro and the yen versus the dollar, a hypothetical 10% weakening of the U.S. dollar (as of December 31, 2004) would provide a gain on foreign currency of approximately $0.9 million. Conversely, a hypothetical 10% strengthening of the U.S. dollar would provide a loss on foreign currency of approximately $0.9 million. As of December 31, 2004, we had no material contracts, other than accounts receivable, denominated in foreign currencies.

      We regularly review our accounts receivable in foreign currency and purchase additional forward contracts when appropriate. As of December 31, 2004, we had no forward contracts outstanding.

Item 8.	Consolidated Financial Statements and Supplementary Data
      The report of our independent registered public accounting firm and consolidated financial statements and notes thereto for the Company are included in this Report and are listed in the Index to Consolidated Financial Statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
N/A
Item 9A.     Controls and Procedures
      (a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, such officers concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective as contemplated by the Act.
      (b) Changes in Internal Control over Financial Reporting. Our principal executive officer and principal financial officer evaluated the changes in our internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that there had been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Internal Control Over Financial Reporting.
      (a) Management’s Annual Report on Internal Control Over Financial Reporting. ARRIS’ Management’s Report on Internal Control Over Financial Reporting is included on page 56 of this Form 10-K.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      ARRIS’ management is responsible for establishing and maintaining an adequate system of internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002 and as defined in Exchange Act Rule 13a-15(f). A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
      Under management’s supervision, an evaluation of the design and effectiveness of ARRIS’ internal control over financial reporting was conducted based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that ARRIS’ internal control over financial reporting was effective as of December 31, 2004.
      Ernst & Young LLP, an independent registered public accounting firm, as auditors of ARRIS Group, Inc.’s financial statements, has issued an attestation report on management’s assessment of the effectiveness of ARRIS Group, Inc.’s internal control over financial reporting as of December 31, 2004. Ernst & Young LLP’s report, which expresses unqualified opinions on management’s assessment and on the effectiveness of ARRIS’ internal control over financial reporting, is included herein.

/s/ ROBERT J. STANZIONE

Robert J. Stanzione
Chief Executive Officer, Chairman

/s/ DAVID B. POTTS

David B. Potts
Executive Vice President, Chief Financial Officer,
and Chief Information Officer

March 30, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Board of Directors and Stockholders
ARRIS Group, Inc.
      We have audited management’s assessment, included in the accompanying Report of Management, that ARRIS Group, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ARRIS Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that ARRIS Group, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, ARRIS Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ARRIS Group, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 30, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Atlanta, Georgia
March 30, 2005

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
ARRIS Group, Inc.
      We have audited the accompanying consolidated balance sheets of ARRIS Group, Inc. as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of ARRIS’ management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ARRIS Group, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      As discussed in Note 8 of the Notes to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities in 2003.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ARRIS Group, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Atlanta, Georgia
March 30, 2005

ARRIS GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$25,072	$74,882
Short-term investments, at fair value	78,000	10,000

Total cash, cash equivalents and short-term investments	103,072	84,882
Restricted cash	4,017	6,135
Accounts receivable (net of allowances for doubtful accounts of $3,829 in 2004 and $4,446 in 2003)	55,661	56,344
Other receivables	420	1,280
Inventories	92,636	78,562
Other current assets	9,416	7,900

Total current assets	265,222	235,103
Property, plant and equipment (net of accumulated depreciation of $61,146 in 2004 and $53,823 in 2003)	27,125	25,376
Goodwill	150,569	150,569
Intangibles (net of accumulated amortization of $105,446 in 2004 and $76,756 in 2003)	1,672	30,362
Investments	3,620	5,504
Other assets	2,470	4,945

	$450,678	$451,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,640	$24,389
Accrued compensation, benefits and related taxes	14,845	4,267
Current portion of long-term debt	—	1,073
Current portion of capital lease obligations	—	14
Other accrued liabilities	32,111	34,683

Total current liabilities	77,596	64,426
Long-term debt, net of current portion	75,000	125,092
Other long-term liabilities	16,781	12,960

Total liabilities	169,377	202,478
Stockholders’ equity:
Preferred stock, par value $1.00 per share, 5.0 million shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share, 320.0 million shares authorized; 87.7 million and 75.4 million shares issued and outstanding in 2004 and 2003, respectively	889	773
Capital in excess of par value	644,838	586,008
Accumulated deficit	(357,038)	(328,642)
Unrealized gain on marketable securities	706	771
Unearned compensation	(4,566)	(8,104)
Unfunded pension losses	(3,345)	(1,293)
Cumulative translation adjustments	(183)	(132)

Total stockholders’ equity	281,301	249,381

	$450,678	$451,859

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,

	2004	2003	2002

	(in thousands, except per share data)
Net sales	$490,041	$433,986	$651,883
Cost of sales	343,864	307,726	425,231

Gross margin	146,177	126,260	226,652
Gross margin %	29.8%	29.1%	34.8%
Operating expenses:
Selling, general, and administrative expenses	69,082	82,688	103,422
Provision for doubtful accounts	(543)	6,429	24,667
Research and development expenses	63,373	62,863	72,485
Restructuring and impairment charges	7,648	891	7,113
Impairment of goodwill	—	—	70,209
Amortization of intangibles	28,690	35,249	34,494

	168,250	188,120	312,390

Operating income (loss)	(22,073)	(61,860)	(85,738)
Other expense (income):
Interest expense	5,006	10,443	8,383
Membership interest	—	2,418	10,409
Loss (gain) on debt retirement	4,406	(26,164)	7,302
Loss on investments and notes receivable	1,320	1,436	14,894
Gain on foreign currency	(1,301)	(2,383)	(5,739)
Other expense (income), net	(1,102)	54	226

Income (loss) from continuing operations before income taxes	(30,402)	(47,664)	(121,213)
Income tax expense (benefit)	108	—	(6,800)

Net income (loss) from continuing operations	(30,510)	(47,664)	(114,413)
Discontinued Operations:
Income (loss) from discontinued operations (including a net gain on disposals of $2.1 million and $0.4 million and a net loss of $4.0 million for the years ended December 31, 2004, 2003, and 2002, respectively)	2,114	351	(18,794)

Net income (loss) before cumulative effect of an accounting change	(28,396)	(47,313)	(133,207)
Cumulative effect of an accounting change — goodwill	—	—	57,960

Net income (loss)	$(28,396)	$(47,313)	$(191,167)

Net income (loss) per common share — basic and diluted:
Income (loss) from continuing operations	$(0.36)	$(0.62)	$(1.40)
Income (loss) from discontinued operations	0.02	—	(0.23)
Cumulative effect of an accounting change	—	—	(0.71)

Net income (loss)	$(0.33)	$(0.62)	$(2.33)

Weighted average common shares — basic and diluted	85,283	76,839	81,934

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2004	2003	2002

	(in thousands)
Operating activities:
Net (loss) income	$(28,396)	$(47,313)	$(191,167)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	10,395	16,145	20,400
Amortization of intangibles	28,690	35,249	34,494
Amortization of deferred finance fees	690	4,621	2,859
Amortization of unearned compensation	2,826	3,370	1,850
Provision for doubtful accounts	(543)	7,906	29,744
Gain on sale of Adelphia receivable	—	—	(4,277)
Gain on sale of Cabovisao receivable	—	(1,477)	—
Loss (gain) on disposal of fixed assets	182	252	322
Loss on investments and notes receivable	1,320	1,436	14,894
Cash proceeds from sale of trading securities	—	226	60
Impairment of goodwill	—	—	70,209
Loss (gain) on debt retirement	4,406	(26,164)	7,302
Loss on sale of ESP product line	—	1,365	—
Loss (gain) on discontinued product lines	(2,114)	(351)	3,959
Cumulative effect of an accounting change — goodwill	—	—	57,960
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	1,226	16,992	30,699
Other receivables	860	1,874	6,895
Inventories	(14,074)	26,210	53,431
Income taxes recoverable	—	—	5,066
Accounts payable and accrued liabilities	15,510	(24,156)	(36,820)
Accrued membership interest	—	2,418	10,409
Other, net	554	(3,708)	(897)

Net cash provided by (used in) operating activities	21,532	14,895	117,392
Investing activities:
Purchases of property, plant and equipment	(10,167)	(5,916)	(7,923)
Cash proceeds from sale of Keptel product line	—	—	30,000
Cash proceeds from sale of Actives product line	—	1,800	30,000
Cash paid for acquisition, net of cash acquired	(50)	(3,005)	(874)
Cash paid for disposal of product line	—	(231)	—
Purchases of short-term investments	(107,750)	(10,000)	—
Disposals of short-term investments	39,750	—	—
Cash proceeds from sale of investment	642	—	—
Other	—	26	(50)

Net cash provided by (used in) investing activities	(77,575)	(17,326)	51,153

ARRIS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Years Ended December 31,

	2004	2003	2002

	(in thousands)
Financing activities:
Proceeds from issuance of debt	$—	$126,597	$—
Redemption of preferred membership interest	—	(88,430)	—
Repurchase and retirement of common stock	—	(28,000)	—
Payments on capital lease obligations	(14)	(2,130)	(903)
Payments on debt obligations	(1,163)	(24,585)	(73,737)
Deferred financing costs paid	—	(5,797)	(1,725)
Repurchase of stock units	—	—	(115)
Proceeds from issuance of common stock	7,410	1,249	1,007

Net cash provided by (used in) financing activities	6,233	(21,096)	(75,473)
Net increase (decrease) in cash and cash equivalents	(49,810)	(23,527)	93,072
Cash and cash equivalents at beginning of year	74,882	98,409	5,337

Cash and cash equivalents at end of year	$25,072	$74,882	$98,409

Noncash investing and financing activities:
Net tangible assets acquired, excluding cash	$—	$2,267	$5,063
Net liabilities assumed	50	(1,903)	(14,955)
Intangible assets acquired, including goodwill	—	2,641	79,339
Noncash purchase price, including 5,250,000 shares of common stock in 2002	—	—	(68,573)

Cash paid for acquisition, net of cash acquired	$50	$3,005	$874

Landlord funded leasehold improvements	$785	$2,314	$—

Equity issued in exchange for 4 1/2% convertible subordinated notes due 2008	$50,000	$—	$—

Equity issued for make-whole interest payment — 4 1/2% convertible subordinated notes due 2008	$4,406	$—	$—

Equity issued in exchange for 4 1/2% convertible subordinated notes due 2003	$—	$—	$14,497

Supplemental cash flow information:
Interest paid during the year	$4,642	$4,387	$5,949

Income taxes paid during the year	$335	$293	$2,865

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Unrealized
		Capital in		(Loss)
		Excess of		Gain on		Unfunded	Cumulative
	Common	Par	Accumulated	Marketable	Unearned	Pension	Translation
	Stock	Value	Deficit	Securities	Compensation	Losses	Adjustments	Total

	(in thousands)
Balance, January 1, 2002	$755	$507,650	$(90,162)	$(3,211)	$(577)	$—	$88	$414,543

Comprehensive income (loss):
Net income (loss)	—	—	(191,167)	—	—	—	—	(191,167)
Unrealized loss on marketable securities	—	—	—	(86)	—	—	—	(86)
Recognized unrealized loss on marketable securities	—	—	—	3,524	—	—	—	3,524
Minimum liability on unfunded pension	—	—	—	—	—	(1,219)	—	(1,219)
Translation adjustment	—	—	—	—	—	—	(122)	(122)

Comprehensive income (loss)								(189,070)
Shares granted under stock award plan	1	3,139	—	—	(3,140)	—	—	—
Compensation under stock award plan	—	—	—	—	1,850	—	—	1,850
Repurchase of stock units	—	(237)	—	—	122	—	—	(115)
Forfeiture of restricted stock	—	(96)	—	—	96	—	—	—
Issuance of common stock in acquisition of Cadant, Inc.	53	55,760	—	—	—	—	—	55,813
Issuance of stock options in acquisition of Cadant, Inc.	—	12,760	—	—	—	—	—	12,760
Issuance of common stock in conversion of 4 1/2% notes	16	24,042	—	—	—	—	—	24,058
Issuance of common stock and other	6	545	—	—	—	—	—	551

Balance, December 31, 2002	$831	$603,563	$(281,329)	$227	$(1,649)	$(1,219)	$(34)	$320,390

Comprehensive income (loss):
Net income (loss)	—	—	(47,313)	—	—	—	—	(47,313)
Unrealized gain on marketable securities	—	—	—	544	—	—	—	544
Minimum liability on unfunded pension	—	—	—	—	—	(74)	—	(74)
Translation adjustment	—	—	—	—	—	—	(98)	(98)

Comprehensive income (loss)								(46,941)
Shares granted under option exchange program	14	7,623	—	—	(7,637)	—	—	—
Shares granted under stock award plan	2	706	—	—	(708)	—	—	—
Compensation under stock award plan	—	—	—	—	3,370	—	—	3,370
Repurchase of Nortel shares	(80)	(27,920)	—	—	—	—	—	(28,000)
Forfeiture of restricted stock	(1)	(674)	—	—	675	—	—	—
Issuance of restricted stock — Atoga	5	2,150	—	—	(2,155)	—	—	—
Common stock returned — Cadant	(1)	(683)	—	—	—	—	—	(684)
Issuance of common stock and other	3	1,243	—	—	—	—	—	1,246

Balance, December 31, 2003	$773	$586,008	$(328,642)	$771	$(8,104)	$(1,293)	$(132)	$249,381

Comprehensive income (loss):
Net income (loss)	—	—	(28,396)	—	—	—	—	(28,396)
Unrealized loss on marketable securities	—	—	—	(65)	—	—	—	(65)
Minimum liability on unfunded pension adjustment	—	—	—	—	—	(2,052)	—	(2,052)
Translation adjustment	—	—	—	—	—	—	(51)	(51)

Comprehensive income (loss)								(30,564)
Shares granted under stock award plan	1	530	—	—	(531)	—	—	—
Compensation under stock award plan	—	—	—	—	2,826	—	—	2,826
Forfeiture of restricted stock	(3)	(1,237)	—	—	1,240	—	—	—
Issuance of common stock in conversion of 4 1/2% notes due 2008, net of write-off of associated deferred finance fees	105	52,662	—	—	—	—	—	52,767
Issuance of common stock and other	13	6,875	—	—	3	—	—	6,891

Balance, December 31, 2004	$889	$644,838	$(357,038)	$706	$(4,566)	$(3,345)	$(183)	$281,301

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

(b) Use of Estimates
      The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

(c) Reclassifications
      Certain prior year amounts have been reclassified to conform to the current year’s financial statement presentation, including the classification of auction rate securities as available-for-sale securities, which are reported as short-term investments, instead of cash equivalents. These reclassifications had no impact on the consolidated statements of operations or consolidated statements of stockholders’ equity, but did have an impact the consolidated balance sheets and consolidated statements of cash flows. Additionally, certain deferred tax assets and liabilities in Note 16 have been modified to conform to the current year’s presentation. These modifications had no impact on the consolidated financial statements.

(d) Cash and Cash Equivalents
      The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. The carrying amount reported in the consolidated balance sheets for cash and cash equivalents approximates fair value.

(e) Short-Term Investments
      The Company’s short-term investments consist of debt securities classified as available-for-sale, which are stated at estimated fair value. These debt securities include U.S. treasury notes, state and municipal bonds, asset-backed securities, auction rate securities, corporate bonds, commercial paper, and certificates of deposit. These investments generally have long-term maturities of 15 to 30 years, but have certain characteristics of short-term investments due to an interest rate setting mechanism and the ability to liquidate them through an auction process that occurs on intervals of 28 or 35 days. Therefore, the Company has classified these investments as short-term and as available-for-sale due to management’s intent. These investments are on deposit with a major financial institution.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(f) Inventories
      Inventories are stated at the lower of average cost, approximating first-in, first-out, or market. The cost of finished goods is comprised of material, labor, and overhead.

(g) Investments
      The Company held certain investments in the common stock of publicly-traded companies, which were classified as trading securities. The remaining shares of common stock were sold during 2003 and the investment was $0 at December 31, 2004 and 2003. Changes in the market value of these securities and gains or losses on related sales of these securities were recognized in income and resulted in a gain of $0.1 million in 2003 and a loss of approximately $0.6 million in 2002.
      The Company holds certain investments in the common stock of publicly-traded companies which are classified as available for sale. Changes in the market value of these securities are typically recorded in other comprehensive income. These securities are also subject to a periodic impairment review, which requires significant judgment. As these investments had been below their cost basis for a period greater than six months, impairment charges of $1.4 million were recorded during the year ended December 31, 2004. In 2003 and 2002, unrealized losses of $0.4 million and $3.5 million, respectively, were considered “other than temporary” and recognized through income in those years. As of December 31, 2004 and 2003, the carrying value of these investments was $0 and $1.4 million, respectively.
      In addition, ARRIS holds a number of non-marketable equity securities totaling approximately $0.8 million at December 31, 2004, which are classified as available for sale. The non-marketable equity securities are subject to a periodic impairment review, which requires significant judgment as there are no open-market valuations. During the year ended December 31, 2004, the Company recorded a charge of approximately $0.1 million in relation to non-marketable equity securities deemed to be impaired based on various factors. During the years ended December 31, 2003 and 2002, the Company recorded impairment charges of $1.1 million and $10.0 million, respectively, related to its non-marketable equity securities. The impairment loss in 2003 is in relation to an investment in a start-up company, which raised a new round of financing at a substantial discount in early July 2003. The impairment charges in 2002 related to: 1) a $3.0 million impairment for an investment in a technology start-up, as its assets were sold to another company, 2) a $1.0 million impairment for an investment in a technology start-up company, as it was unable to raise further financing and filed for bankruptcy during the second quarter, and 3) additional impairment charges of $6.0 million in the fourth quarter of 2002 relating to other non-marketable equity securities deemed to be impaired based on various factors.
      During the third quarter of 2004, the Company recorded a charge of $0.1 million in relation to a short-term note receivable that it deemed to be fully impaired. The note, which was due from an unrelated private company, became due in October 2004, and the company has been unable to repay the note.
      As of December 31, 2004, ARRIS held a non-marketable equity security of $0.6 million (included in the total of $0.8 million described above) and a short-term note receivable of $0.5 million from a private company. Late in 2004, the investee was unsuccessful in attempts to raise additional funds to finance its business. On January 31, 2005, ARRIS foreclosed on the note receivable. This was a joint proceeding with the other major note holder of the private company. A new L.L.C. was formed with the other major note holder, of which ARRIS holds a 25% interest. In March 2005, ARRIS and the other note holder agreed in principle to ARRIS’ acquisition of the other note holder’s interest in the L.L.C. This transaction is expected to close in the second quarter of 2005. The product line will be integrated into ARRIS at that time.
      We offer a deferred compensation arrangement, which allows certain employees to defer a portion of their earnings and defer the related income taxes. These deferred earnings are invested in a “rabbi trust,” and are accounted for in accordance with Emerging Issues Task Force Issue No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested. A rabbi trust is

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
a funding vehicle used to protect deferred compensation benefits from various events (but not from bankruptcy or insolvency). The investment in the rabbi trust is classified as an investment on the balance sheet. During the fourth quarter of 2004, the Company withdrew the excess of the deferred compensation assets over the plan’s liabilities. A portion of the assets were liquidated, resulting in a realized gain of approximately $0.3 million. In 2002, the Company recognized a loss of approximately $0.8 million in connection with realized losses on the related investments. At December 31, 2004, ARRIS had an accumulated unrealized gain related to the rabbi trust of approximately $0.7 million included in other comprehensive income.

(h) Revenue Recognition
      ARRIS’ revenue recognition policies are in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, and SAB No. 104, Revenue Recognition, as issued by the Securities and Exchange Commission and other applicable guidance.
      Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectibility is reasonably assured and all other significant obligations have been fulfilled. Revenue from services provided is recognized at the time of completion, delivery or performance of the service. Contracts and customer purchase orders generally are used to determine the existence of an arrangement. Shipping documents, proof of delivery and customer acceptance (when applicable) are used to verify delivery. The Company assesses whether an amount due from a customer is fixed and determinable based upon the terms of the agreement with the customer, including, but not limited to, the payment terms associated with the transaction. ARRIS assesses collection based on a number of factors, including past transaction history and credit-worthiness of the customer. If the Company determines that collection of an amount due is not reasonably assured, it defers recognition of revenue until such time that collection becomes reasonably assured.
      The Company resells software developed by outside third parties as well as internally developed software. Software sold by ARRIS does not require significant production, modification or customization. The Company recognizes software license revenue, and product revenue for certain products where software is more than an incidental component of the hardware, in accordance with Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by SOP No. 98-9, Software Recognition, With Respect to Certain Transactions (“SOP 98-9”).
      ARRIS’ internal costs as well as external costs incurred in developing software are charged to expense as research and development expense until technological feasibility has been established for the product, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. As the time period between the establishment of technological feasibility and general release of internally developed software to its customers is generally short, no material development costs are incurred during this period and, therefore, no such costs have been capitalized to date.
      Certain transactions also include multiple deliverables or elements for the sale of hardware, licensed software, maintenance/support and professional services. Accounting principles for arrangements involving multiple elements require the Company to allocate the arrangement fee to each respective element based on its relative fair value, and recognize the revenue for each element as the specific recognition criteria are met. The determination of the fair value of the elements, which is based on a variety of factors including the amount ARRIS charges other customers for the products or services, price lists or other relevant information requires judgment by management. Changes to the elements in an arrangement and the Company’s ability to establish vendor-specific objective evidence for the elements could affect the timing of the recognition of the underlying revenue. Maintenance is offered as a separate element. Maintenance revenue, which is generally billed in advance, is deferred and recognized ratably over the term of the related contract.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Generally, revenue is deferred if certain circumstances exist, including the following:

•	when undelivered products or services that are essential to the functionality of the delivered product, or are required under the terms of the contract to be delivered concurrently exist, revenue is deferred until such undelivered products or services are delivered, or

•	when final acceptance of the product is required by the customer, revenue is deferred until the acceptance criteria have been met.
      At December 31, 2004 and 2003, the Company had deferred revenue of $0.5 million and $0.7 million, respectively, related to shipments made to customers whereby the customer has the right of return and related to various customer service agreements.

(i) Shipping and Handling Fees
      Shipping and handling costs for the years ended December 31, 2004, 2003, and 2002 were approximately $4.3 million, $3.4 million and $5.3 million, respectively, and are classified in net sales and cost of sales.

(j) Depreciation of Property, Plant and Equipment
      The Company provides for depreciation of property, plant and equipment on the straight-line basis over estimated useful lives of 25 to 40 years for buildings and improvements, 3 to 10 years for machinery and equipment, and the shorter of the term of the lease or useful life for leasehold improvements. Depreciation expense for the years ended December 31, 2004, 2003, and 2002 was approximately $10.4 million, $16.1 million and $20.4 million, respectively.

(k) Goodwill and Long-Lived Assets
      Goodwill relates to the excess of cost over net assets resulting from an acquisition. ARRIS adopted SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. Upon adoption of SFAS No. 142, the Company recorded a goodwill impairment loss of approximately $58.0 million, based on management’s analysis including an independent valuation. The resulting impairment loss has been recorded as a cumulative effect of a change in accounting principle on the accompanying Consolidated Statements of Operations for the year ended December 31, 2002. The valuation was determined using a combination of the income and market approaches on an invested capital basis, which is the market value of equity plus interest-bearing debt. The Company’s remaining goodwill was reviewed in the fourth quarter of 2002, and based upon management’s analysis including an independent valuation, an impairment charge of $70.2 million was recorded with respect to its Supplies & CPE product category primarily due to a decline in purchasing by Adelphia, as well as the continuing decline in the industry in general. Independent valuations based upon management’s analysis were performed in the fourth quarters of 2004 and 2003, and no further impairment was indicated.
      As of December 31, 2004, the financial statements included intangibles of $1.7 million, net of accumulated amortization of $105.4 million. As of December 31, 2003, the financial statements included intangibles of $30.4 million, net of accumulated amortization of $76.8 million. These intangibles are primarily related to the existing technology acquired from Arris Interactive L.L.C. on August 3, 2001, from Cadant, Inc. on January 8, 2002, from Atoga Systems on March 21, 2003, and from Com21 on August 13, 2003, each with an amortization period of three years, approximating their estimated useful lives. The intangibles related to Arris Interactive L.L.C. were fully amortized in August 2004, and the intangibles related to Cadant, Inc. were fully amortized in January 2005. The valuation process to determine the fair market values of the existing technology by management included valuations by an outside valuation service. The values assigned were calculated using an income approach utilizing the cash flow expected to be generated by these technologies.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(l) Advertising and Sales Promotion
      Advertising and sales promotion costs are expensed as incurred. Advertising expense was approximately $0.3 million, $0.3 million and $0.6 million for the years ended December 31, 2004, 2003 and 2002, respectively.

(m) Research and Development
      Research and development (“R&D”) costs are expensed as incurred. ARRIS’ research and development expenditures for the years ended December 31, 2004, 2003 and 2002 were approximately $63.4 million, $62.9 million and $72.5 million, respectively. The expenditures include compensation costs, materials, other direct expenses, and allocated costs of information technology, telecom, and facilities.

(n) Warranty
      ARRIS provides warranties of various lengths to customers based on the specific product and the terms of individual agreements. For further discussion, see Note 4, Guarantees.

(o) Income Taxes
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

(p) Foreign Currency
      The financial position and operating results of ARRIS’ foreign operations in Mexico are consolidated using the peso as the functional currency. All balance sheet accounts are translated at the current exchange rate at the end of the accounting period with the exception of fixed assets, common stock, and retained earnings, which are translated at historical cost. Income statement items are translated at average currency exchange rates. The resulting translation adjustment is recorded as a separate component of stockholders’ equity.
      The financial position and operating results of ARRIS’ remaining foreign operations are consolidated using the U.S. dollar as the functional currency. All balance sheet accounts of foreign subsidiaries, other than Mexico, are translated at the current exchange rate at the end of the accounting period with the exception of fixed assets, common stock, and retained earnings, which are translated at historical cost. Income statement items are translated at average currency exchange rates. The resulting translation adjustment is recorded as a translation gain or loss in the Company’s Consolidated Statement of Operations.
      The Company has certain international customers who are billed in their local currency. In 2002, the Company evaluated and implemented a hedging strategy using forward contracts. As of December 31, 2004, no forward contracts were outstanding. As of December 31, 2003, the Company had one put option contract outstanding; however, the market value of the contract was $0.0 million. The Company recorded a loss of approximately $0.2 million during the fourth quarter 2003 related to this contract.

(q) Stock-Based Compensation
      The Company uses the intrinsic value method for valuing its awards of stock options and restricted stock and records the related compensation expense, if any, in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. No stock-based employee or director compensation cost for stock options is reflected in net income, as all options granted have exercise prices equal to the market value of the underlying common stock on the date of grant. The Company records compensation expense

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
related to its restricted stock awards and director stock units. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	2004	2003	2002

Net income (loss), as reported	$(28,396)	$(47,313)	$(191,167)
Add: Stock-based compensation related to restricted stock awards and stock units included in reported net income, net of taxes	2,826	3,370	1,850
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of taxes	(13,547)	(21,513)	(26,770)

Net income (loss), pro forma	$(39,117)	$(65,456)	$(216,087)

Net income (loss) per common share:
Basic and diluted — as reported	$(0.33)	$(0.62)	$(2.33)

Basic and diluted — pro forma	$(0.46)	$(0.85)	$(2.64)

(r) Interest Rate Agreements
      As of December 31, 2004 and 2003, the Company had no outstanding floating rate indebtedness or interest rate swap agreements.

(s) Concentrations of Credit Risk
      Financial instruments that potentially subject ARRIS to concentrations of credit risk consist principally of cash, cash equivalents, and short-term investments, and accounts receivable. ARRIS places its temporary cash investments with high credit quality financial institutions. Concentrations with respect to accounts receivable occur as the Company sells primarily to large, well-established companies including companies outside of the United States. The Company’s credit policy generally does not require collateral from its customers. ARRIS closely monitors extensions of credit to other parties and, where necessary, utilizes common financial instruments to mitigate risk or requires cash on delivery terms. Overall financial strategies and the effect of using a hedge are reviewed periodically. When deemed uncollectible, accounts receivable balances are written off against the allowance for doubtful accounts.
      In 2002 and 2003, the industry downturn and other factors adversely affected several of ARRIS’ largest customers. As a result, the Company incurred a $20.2 million charge related to its Adelphia receivable during the second quarter 2002. However, the Company sold a portion of the Adelphia receivables during the third quarter 2002 to an unrelated third party, resulting in net gain of approximately $4.3 million. For the year ended December 31, 2002, the net result was a loss of $15.9 million related to Adelphia, of which approximately $14.9 million is reflected in provision for doubtful accounts and $1.0 million is reflected in discontinued operations. Further, in 2003 and 2002, the Company reserved $8.7 million and $3.6 million, respectively, for its Cabovisao receivable. Cabovisao is a Portugal-based customer who owed the Company approximately $20.6 million in accounts receivable at the end of the third quarter 2003, all of which was past due. Cabovisao and its parent company, Csii, filed for court-supervised restructuring and recapitalization in Canada and are in the process of restructuring their financing. During the fourth quarter of 2003, ARRIS sold its accounts receivable to an unrelated third party for approximately $10.1 million, resulting in a gain of approximately $1.5 million. The net result was a loss of $10.8 million related to Cabovisao. The Company’s analysis of the allowance for doubtful accounts at the end of 2004 resulted in a net reduction in expense of $0.5 million for the year. The mix of the Company’s accounts receivable at December 31, 2004 was weighted heavily toward high

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
quality accounts from a credit perspective. This, coupled with strong fourth quarter collections, resulted in a reduction in the reserve when applying ARRIS’ reserve methodology.
      The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

•	Cash, cash equivalents, and short-term investments: The carrying amount reported in the balance sheet for cash, cash equivalents, and short-term investments approximates their fair values.

•	Accounts receivable and accounts payable: The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate their fair values. The Company establishes a reserve for doubtful accounts based upon its historical experience in collecting accounts receivable.

•	Marketable securities: The fair values for trading and available-for-sale equity securities are based on quoted market prices.

•	Non-marketable securities: Non-marketable equity securities are subject to a periodic impairment review; however, there are no open-market valuations, and the impairment analysis requires significant judgment. This analysis includes assessment of the investee’s financial condition, the business outlook for its products and technology, its projected results and cash flow, recent rounds of financing, and the likelihood of obtaining subsequent rounds of financing.

•	Long-term debt: The fair value of the Company’s convertible subordinated debt is based on its quoted market price and totaled approximately $117.0 million and $200.0 million at December 31, 2004 and 2003, respectively.

•	Foreign exchange contracts and interest rate swaps: The fair values of the Company’s foreign currency contracts and interest rate swaps are estimated based on dealer quotes, quoted market prices of comparable contracts adjusted through interpolation where necessary, maturity differences or if there are no relevant comparable contracts on pricing models or formulas by using current assumptions. As of December 31, 2004, no forward contracts were outstanding. As of December 31, 2003, the Company had one put option contract outstanding; however, the market value of the contract was $0.0 million. The Company had no interest rate swap agreements outstanding as of December 31, 2004 and 2003.

(t) Accounting for Derivative Instruments
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
      It is the Company’s policy to recognize all derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts, in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in stockholders’ equity as a component of other comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risk(s). Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income net of applicable deferred taxes. Changes in fair values of derivatives, not qualifying as hedges, are reported in income. These changes in fair values were immaterial for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Impact of Recently Issued Accounting Standards
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, supercedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS 123R is effective for public companies for interim or annual periods beginning after June 15, 2005. As revised, this statement will require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. The Company expects to adopt SFAS 123R on July 1, 2005 using the modified prospective method.
      ARRIS currently accounts for share-based payments to employees using the intrinsic value method and, therefore, generally does not recognize compensation expense for employee stock options. Accordingly, the adoption of SFAS 123R will have a significant impact on the Company’s results of operations; however, it is a non-cash item. The impact of the adoption on the future results of operations will be dependent upon levels of share-based payments granted in the future, and therefore, cannot be reasonably estimated.
      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. The standard requires that nonmonetary asset exchanges should be recorded and measured at the fair value of the assets exchanged, with certain exceptions. Productive assets must be accounted for at fair value, rather than at carryover basis, unless neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or the transactions lack commercial substance. SFAS No. 153 states that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as result of the exchange. SFAS No. 153 is effective January 1, 2006. ARRIS does not expect the adoption of SFAS No. 153 to have a material impact on it results of operations.
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs — An Amendment of ARB No. 43, Chapter 4. SFAS 151 amends Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, Inventory Pricing. SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs, and waste material be recognized as current period expense. Further, the standard requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective January 1, 2006. ARRIS does not expect the adoption of SFAS No. 151 to have a material impact on its results of operations.
Note 4. Guarantees

Warranty
      ARRIS provides warranties of various lengths to customers based on the specific product and the terms of individual agreements. The Company provides for the estimated cost of product warranties based on historical trends, the embedded base of product in the field, failure rates, and repair costs at the time revenue is recognized. Expenses related to product defects and unusual product warranty problems are recorded in the period that the problem is identified. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers, the estimated warranty obligation could be affected by changes in ongoing product failure rates, material usage and service delivery costs incurred in correcting a product failure, as well as specific product failures outside of ARRIS’ baseline experience. If actual product failure rates, material usage or service delivery costs differ from estimates, revisions (which could be material) would be recorded against the warranty liability. ARRIS evaluates its warranty obligations on an individual product basis.
      The Company offers extended warranties and support service agreements on certain products. Revenue from these agreements is deferred at the time of the sale and recognized on a straight-line basis over the contract period. Costs of services performed under these types of contracts are charged to expense as incurred, which approximates the timing of the revenue stream.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Information regarding the changes in ARRIS’ aggregate product warranty liabilities for the year ending December 31, 2004 was as follows (in thousands):

January 1, 2004	$4,633
Accruals related to warranties (including changes in estimates)	5,343
Settlements made (in cash or in kind)	(4,523)

Balance at December 31, 2004	$5,453

      The accruals related to warranties included:

(1) a decrease in the estimate of the future costs of repairs as a result of ARRIS’ decision to return a greater number of products to the manufacturer for repair rather than arranging for the repair domestically at a higher expense,

(2) an increase reflecting that, historically, ARRIS calculated the warranty reserve using warranty lengths and rates of repair experience that were, on average, less than those actually experienced by the Company, and

(3) routine adjustments reflecting sales volume, warranty terms, changes in return experience, and the other factors that the Company uses to determine the warranty reserve.
Note 5. Discontinued Operations
      On April 24, 2002, the Company sold its Keptel telecommunications product line to an unrelated third party for net proceeds of $30.0 million. The transaction included a distribution agreement whereby the Company will continue to distribute certain Keptel products to cable operators. Prior to the sale of the Keptel product line, the related products were manufactured by Keptel and were subsequently sold either directly by Keptel’s sales force to non-cable operators or through TeleWire, ARRIS’ distribution arm. Although a few Keptel products are still distributed by TeleWire in accordance with the distribution agreement from the new owner, they are no longer manufactured by the Company. The Keptel products distributed represented approximately $4.0 million, $6.7 million and $9.5 million of sales for the years ended December 31, 2004, 2003, and 2002 respectively. As of December 31, 2004, approximately $33 thousand related to outside fees associated with the disposal remained in an accrual to be paid. The remaining payments are expected to be made in 2005.
      The Company sold its Actives product line to Scientific-Atlanta on November 21, 2002, for net proceeds of $31.8 million. As of December 31, 2004, approximately $0.2 million, primarily related to vendor liabilities, remained in an accrual to be paid. The remaining payments are expected to be made in 2005.
      Revenues from discontinued operations were $66.3 million for the year ended December 31, 2002. Income (loss) from discontinued operations, net of taxes, for the years ending December 31, 2004, 2003, and 2002 was $2.1 million, $0.4 million, and $(18.8) million, respectively. During 2002, the Company recorded a net loss on these disposals of $4.0 million. During 2003, the Company adjusted its reserves for discontinued operations by reducing the accrual by $4.8 million for various vendor liabilities, warranties and certain other costs as a result of the favorable resolution of such liabilities and increasing accruals by $4.4 million for various foreign taxes, lease commitments and other costs, resulting in a net gain of $0.4 million in discontinued operations for the year ended December 31, 2003. During 2004, the Company adjusted its reserves for discontinued operations by reducing the accrual by $1.8 million for various vendor liabilities, warranties and certain other costs as a result of the favorable resolution of such liabilities. Additionally, during 2004, the Company recognized a partial recovery with respect to inventory previously written off associated with an Argentinean customer. Of the total gain of $0.9 million, approximately $0.3 million related to the discontinued operations of Actives and Keptel. These adjustments resulted in income from discontinued operations of $2.1 million for the year ended December 31, 2004.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 6. Business Acquisitions

Acquisition of Certain Assets of Com21
      On August 13, 2003, the Company completed the acquisition of certain cable modem termination system (“CMTS”) related assets of Com21, including the stock of its Irish subsidiary. Under the terms of the agreement, ARRIS obtained accounts receivable, inventory, fixed assets, other current prepaid assets, and existing technology in exchange for approximately $2.4 million of cash, of which $2.2 million has been paid, and the assumption of approximately $0.7 million in liabilities. The Company has retained $0.2 million of the cash consideration for any liabilities ARRIS may be required to pay resulting from Com21 activity prior to the acquisition date. The Company also incurred approximately $0.2 million of legal and professional fees associated with the transaction. ARRIS retained approximately 50 Com21 employees. The Company completed this acquisition because it believed that the newly acquired product line, along with the existing product offerings of ARRIS, would allow the Company to reach smaller scale cable systems domestically and internationally.
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

Acquisition of Certain Assets of Atoga Systems
      On March 21, 2003, ARRIS purchased certain assets of Atoga Systems, a Fremont, California-based developer of optical transport systems for metropolitan area networks. The Company decided to undertake this transaction because it would expand the Company’s existing Broadband product portfolio. Under the terms of the agreement, ARRIS obtained certain inventory, fixed assets, and existing technology in exchange for approximately $0.4 million of cash and the assumption of certain lease obligations. Further, the Company retained 28 employees and issued a total of 500,000 shares of restricted stock to those employees. The value of the restricted stock is being recognized as compensation expense over the related vesting period.

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

Acquisition of the Assets of Cadant, Inc.
      On January 8, 2002, ARRIS completed the acquisition of substantially all of the assets of Cadant, Inc., a privately held designer and manufacturer of next generation CMTS. The Company decided to complete this transaction because it provided significant product and technology extensions in its Broadband product category and was expected to have a positive impact on future results of the Company.

•	ARRIS issued 5,250,000 shares of ARRIS common stock for the purchase of substantially all of Cadant’s assets and certain liabilities.

•	During the second quarter of 2003, 64,350 shares of ARRIS common stock were returned to ARRIS and retired, pursuant to the terms of a settlement agreement between ARRIS and the trustee in the liquidation of CDX Corporation (formerly known as Cadant).

•	ARRIS agreed to pay up to 2.0 million shares based upon future sales of the CMTS product through January 8, 2003. These targets were not met as of January 8, 2003, and therefore, no further shares were issued.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Pro Forma Information
      Presented below is summary unaudited pro forma combined financial information for the Company, Cadant, Inc., Atoga Systems, and Com21 to give effect to the transactions. This summary unaudited pro forma combined financial information is derived from the historical financial statements of the Company (which includes Arris Interactive L.L.C. for both periods presented), Cadant, Inc., Atoga Systems, and Com21. This information assumes the transactions were consummated at the beginning of the applicable period. This information is presented for illustrative purposes only and does not purport to represent what the financial position or results of operations of the Company, Cadant, Inc., Atoga Systems, and Com21 or the combined entity would actually have been had the transactions occurred at the applicable dates, or to project the Company’s, Cadant, Inc.’s, Atoga Systems’, Com21’s, or the combined entity’s results of operations for any future period or date. The actual results of Cadant, Inc. are included in the Company’s operations for both periods presented. The actual results of Atoga Systems are included in the Company’s operations from March 21, 2003 to December 31, 2004. The actual results of Com21 are included in the Company’s operations from August 13, 2003 to December 31, 2004.

	Year Ended December 31,

	2004	2003

	(unaudited)
	(in thousands, except for
	per share data)
Net sales	$490,041	$433,986
Gross margin	146,177	126,260
Operating income (loss)	(22,073)	(67,462)
Income (loss) before income taxes	(30,402)	(53,482)
Income (loss) from continuing operations	(30,510)	(53,482)
Income (loss) from discontinued operations	2,114	351
Net income (loss)	(28,396)	(53,131)
Net income (loss) per common share:
Basic and diluted	$(0.33)	$(0.69)

Weighted average common shares:
Basic and diluted	85,283	76,839

      The following table represents the amount assigned to each major asset and liability caption of Com21 as of August 13, 2003, Atoga Systems as of March 21, 2003, and Cadant, Inc. as of January 8, 2002, as adjusted:

	As of Acquisition Date

	Com21	Atoga Systems	Cadant, Inc.

	(in thousands)
Total current assets	$273	$330	$782
Property, plant and equipment, net	$980	$683	$4,219
Goodwill	$—	$—	$25,643
Intangible assets (existing technology)	$1,929	$689	$53,000
Total assets	$3,182	$1,702	$83,644
Total current and long-term liabilities	$691	$1,162	$14,858
Note 7. Business Divestiture — Electronic System Products (“ESP”)
      On August 18, 2003, ARRIS sold its engineering consulting services product line, known as ESP, to an unrelated third party. The agreement involved the transfer of net assets of approximately $1.3 million, which included accounts receivable, fixed assets, an investment, and other assets attributable to the product line.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Note 8. Restructuring and Impairment Charges
      The Company’s restructuring activities occurring after December 31, 2002, are accounted for in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities.Prior to December 31, 2002, all restructuring activities were accounting for in accordance with Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).
      On December 31, 2004, the Company announced that it would close its office in Fremont, California, which previously housed Atoga Systems. The marketing and support for certain products acquired as part of the Atoga Systems acquisition were transferred to other locations. The Company decided to close the office in order to reduce operating costs through consolidations of its facilities. The closure affected seven employees. In connection with these actions, the Company recorded a net charge of approximately $0.3 million in the fourth quarter of 2004, which included approximately $0.1 million related to remaining lease payments and $0.2 million of severance charges. As of December 31, 2004, approximately $0.3 million remained in the restructuring accrual to be paid. ARRIS expects the remaining payments to be made by the second quarter of 2005 (end of lease).
      During the first quarter of 2004, ARRIS consolidated two facilities in Georgia, giving the Company the ability to house many of its core technology, marketing, and corporate headquarter functions in a single building. This consolidation resulted in a restructuring charge of $6.2 million in the first quarter of 2004 related to lease commitments and the write-off of leasehold improvements and other fixed assets. During 2004, the Company increased its accrual by $0.2 million as a result of a change in estimate. As of December 31, 2004, approximately $4.1 million related to the lease commitments remained in the restructuring accrual to be paid. ARRIS expects the remaining payments to be made by the second quarter of 2009 (end of lease). Below is a table which summarizes the activity in the restructuring reserve (in millions):

	Writedown of
	Leasehold	Lease
	Improvements	Commitments	Total

Balance as of December 31, 2003	$—	$—	$—
2004 Provision	1.1	5.1	6.2
Non-cash expense	(1.1)	—	(1.1)
2004 payments	—	(1.2)	(1.2)
Adjustments to accrual	—	0.2	0.2

Balance as of December 31, 2004	$—	$4.1	$4.1

      On October 30, 2002, the Company announced that it would close its office in Andover, Massachusetts, which was primarily a product development and repair facility. The Company decided to close the office in order to reduce operating costs through consolidations of its facilities. The closure affected approximately 75 employees. In connection with these actions, the Company recorded a net charge of approximately $7.1 million in the fourth quarter of 2002. Included in this restructuring charge was approximately $2.2 million related to remaining lease payments, $2.7 million of fixed asset write-offs, $2.2 million of severance, and $0.5 million of other costs, net of a reduction of a bonus accrual related to the severed employees of

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$0.5 million. As of December 31, 2004, approximately $0.3 million related to lease commitments remained in the restructuring accrual to be paid. ARRIS expects the remaining payments to be made by the second quarter of 2006 (end of lease). Below is a table which summarizes the activity in the restructuring reserve (in millions):

	Lease	Employee	Other
	Commitments	Severance	Costs	Total

Balance as of December 31, 2002	$2.2	$2.1	$0.5	$4.8
2003 payments	(1.2)	(1.9)	—	(3.1)
Adjustments to accrual	—	(0.2)	(0.5)	(0.7)

Balance as of December 31, 2003	1.0	—	—	1.0
2004 payments	(0.7)	—	—	(0.7)

Balance as of December 31, 2004	$0.3	$—	$—	$0.3

      In the third quarter of 2001, the Company announced a restructuring plan to outsource the functions of most of its manufacturing facilities. This decision to reorganize was due in part to the ongoing weakness in industry spending patterns. Also during the third quarter of 2001, the Company reserved for lease commitments related to two excess facilities in Atlanta. As a result of market conditions at that time, ARRIS had downsized and the facilities were vacant. Due to unforeseen delays in exiting the manufacturing facility after the shutdown, the Company increased its reserve by approximately $2.4 million (charged to discontinued operations) and $4.8 million ($4.4 million charged to discontinued operations and $0.4 million charged to continuing operations) during 2002 and 2003, respectively. These charges were largely offset by reductions in reserves for restructuring and discontinued operations in 2003 related to the favorable resolution of various vendor obligations and changes in estimates for warranties and certain other costs associated with the disposals. As of December 31, 2004, the remaining $1.5 million balance in the restructuring reserve related to lease terminations and other shutdown costs. The remaining costs are expected to be expended by the end of 2006 (end of lease). Below is a table which summarizes the activity in the accrual account (in millions):

	Lease
	Commitments	Employee
	& Other Costs	Severance	Total

Balance as of December 31, 2002	$2.0	$0.8	$2.8
2003 payments	(2.5)	(0.5)	(3.0)
2003 adjustments to accrual	5.0	(0.2)	4.8

Balance as of December 31, 2003	4.5	0.1	4.6
2004 payments	(3.1)	—	(3.1)
2004 adjustments to accrual	0.1	(0.1)	—

Balance as of December 31, 2004	$1.5	$—	$1.5

Note 9. Provision for Doubtful Accounts
      The Company’s analysis of the allowance for doubtful accounts at the end of 2004 resulted in a net reduction in expense of $0.5 million for the year. The mix of its accounts receivable at December 31, 2004 was weighted heavily toward high quality accounts from a credit perspective. This, coupled with strong fourth quarter collections, resulted in a reduction in the reserve as a result of applying its reserve methodology.
      In 2003, the provision for doubtful accounts expense of approximately $6.4 million was primarily due to increased reserves for Cabovisao. Cabovisao is a Portugal-based MSO who has been operating under bankruptcy protection since 2003.

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
Note 10. Inventories
      Inventories are stated at the lower of average, approximating first-in, first-out, cost or market. The components of inventory are as follows, net of reserves (in thousands):

	December 31,

	2004	2003

Raw material	$1,456	$3,707
Finished goods	91,180	74,855

Total inventories	$92,636	$78,562

Note 11.	Property, Plant and Equipment
      Property, plant and equipment, at cost, consisted of the following (in thousands):

	December 31,

	2004	2003

Land	$1,822	$1,822
Buildings and leasehold improvements	11,828	8,033
Machinery and equipment	74,621	69,344

	88,271	79,199
Less: Accumulated depreciation	(61,146)	(53,823)

Total property, plant and equipment, net	$27,125	$25,376

Note 12. Goodwill and Intangible Assets
      The Company’s goodwill and indefinite lived intangible assets are reviewed annually for impairment or more frequently if impairment indicators arise. The annual valuation is performed during the fourth quarter of each year and is based upon management’s analysis including an independent valuation. Separable intangible assets that are not deemed to have an indefinite life are amortized over their useful lives. Each of the Company’s intangible assets has an amortization period of three years.
      Upon adoption of SFAS No. 142, the Company recorded a goodwill impairment loss of approximately $58.0 million, primarily related to the Keptel product line, based upon management’s analysis including an independent valuation. The resulting impairment loss has been recorded as a cumulative effect of a change in accounting principle on the accompanying Consolidated Statements of Operations for the year ended December 31, 2002. The valuation was determined using a combination of the income and market approaches on an invested capital basis, which is the market value of equity plus interest-bearing debt. The Company’s remaining goodwill was reviewed in the fourth quarter of 2002, and based upon management’s analysis including an independent valuation, an impairment charge of $70.2 million was recorded with respect to its Supplies & CPE product category primarily due to a decline in purchasing by Adelphia, as well as the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
continuing decline in the industry in general. The annual valuation was performed during the fourth quarters of 2003 and 2004, and no further impairment was indicated at the time.
      The carrying amount of goodwill for the both years ended December 31, 2004 and 2003 was $150.6 million.
      The gross carrying amount and accumulated amortization of the Company’s intangible assets, other than goodwill, as of December 31, 2004 and December 31, 2003 are as follows (in thousands):

	December 31, 2004			December 31, 2003

	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Existing technology acquired:
Arris Interactive L.L.C.	$51,500	$(51,500)	$—	$51,500	$(41,345)	$10,155
Cadant, Inc.	53,000	(52,661)	339	53,000	(34,995)	18,005
Atoga Systems	689	(401)	288	689	(170)	519
Com21	1,929	(884)	1,045	1,929	(246)	1,683

Total	$107,118	$(105,446)	$1,672	$107,118	$(76,756)	$30,362

      Amortization expense recorded on the intangible assets listed in the above table for the years ended December 31, 2004, 2003, and 2002 was $28.7 million, $35.2 million, and $34.5 million, respectively. The estimated total amortization expense for each of the next five fiscal years is as follows (in thousands):

2005	$1,212
2006	$460
2007	$—
2008	$—
2009	$—
Note 13. Long-Term Obligations
      Long term obligations consist of the following (in thousands):

	December 31,

	2004	2003

Capital lease obligations	$—	$14
Machinery and equipment notes payable	—	1,165
Other long-term liabilities	16,781	12,960
4 1/2% convertible subordinated notes due 2008	75,000	125,000

Total debt, capital lease obligations, membership interest, and other liabilities	91,781	139,139
Less current portion	—	(1,087)

Total long term debt, capital lease obligations, membership interest, and other long-term liabilities	$91,781	$138,052

      On March 18, 2003, the Company issued $125.0 million of 4 1/2% convertible subordinated notes due 2008 (“Notes”). The Notes are convertible, at the option of the holder, at any time prior to maturity, into the Company’s common stock at a conversion price of $5.00 per share, subject to adjustment. Adjustments to the conversion price will occur upon special circumstances, such as the issuance of shares as dividends; issuance of rights, options, or warrants to existing shareholders under certain circumstances; certain combinations or reclassifications of debt; or the completion of a tender offer by the Company for its common stock under certain circumstances. The Notes pay interest semi-annually on March 15 and September 15 of each year.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company may redeem the Notes at 100% of the principal amount, plus accrued and unpaid interest, subject to certain conditions. If redeemed on or before March 18, 2006, an interest make-whole payment is required. In February 2004, the Company called $50.0 million of the Notes for redemption, and the holders of the called Notes elected to convert those Notes into an aggregate of 10.0 million shares of common stock rather than have the Notes redeemed. Under the indenture’s terms for redemptions prior to March 18, 2006, the Company made a make-whole interest payment of approximately 0.5 million common shares, resulting in a charge of $4.4 million during the first quarter of 2004. As of December 31, 2004, there were $75.0 million of the Notes outstanding.
      As of December 31, 2004 and 2003, the Company had approximately $4.0 million and $6.1 million, respectively, outstanding under letters of credit, which are cash collateralized and classified as restricted cash on the Consolidated Balance Sheets.
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
      As of December 31, 2004, the Company had approximately $16.8 million of other long-term liabilities, which included $10.9 million related to its accrued pension, $3.0 million related to its deferred compensation obligations, $2.8 million related to landlord funded leasehold improvements, and $0.1 million related to security deposits received. As of December 31, 2003, the Company had approximately $13.0 million of other long-term liabilities, which included $8.8 million related to its accrued pension, $2.7 million related to its deferred compensation obligations, and $1.5 million related to a customer advance.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 14. Common Stock
      The following shares of Common Stock have been reserved for future issuance:

	December 31,

	2004	2003	2002

Convertible subordinated notes	15,000,000	25,000,000	995,292
Stock options, stock units, and restricted stock	17,393,845	15,080,470	16,545,445
Employee stock purchase plan	865,994	1,049,312	419,841
Liberty Media options	302,076	854,341	854,341

Total	33,561,915	41,984,123	18,814,919

Note 15. Earnings Per Share
      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods indicated (in thousands except per share data):

	For the Years Ended December 31,

	2004	2003	2002

Basic and diluted:
Income (loss) from continuing operations	$(30,510)	$(47,664)	$(114,413)
Income (loss) from discontinued operations	2,114	351	(18,794)
Cumulative effect of an accounting change	—	—	(57,960)

Net income (loss)	$(28,396)	$(47,313)	$(191,167)

Weighted average shares outstanding	85,283	76,839	81,934
Basic and diluted earnings (loss) per share	$(0.33)	$(0.62)	$(2.33)

      The 4 1/2% convertible subordinated notes due 2003 and due 2008 were antidilutive for all periods presented. The effects of the options and warrants were not presented for all periods as the Company incurred net losses during those periods and inclusion of these securities would be antidilutive.
Note 16. Income Taxes
      Income tax expense (benefit) consisted of the following (in thousands):

	Years Ended December 31,

	2004	2003	2002

Current — Federal	$—	$—	$(6,800)
State	—	—	—
Foreign	108	—	—

	108	—	(6,800)

Deferred — Federal	—	—	—
State	—	—	—

	—	—	—

	$108	$—	$(6,800)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A reconciliation of the Statutory Federal tax rate of 35% and the effective rates is as follows:

	Years Ended December 31,

	2004	2003	2002

Statutory federal income tax expense (benefit)	(35.0)%	(35.0)%	(35.0)%
Effects of:
Foreign tax liability	0.4%	0.0%	0.0%
Goodwill impairment	0.0%	0.0%	23.3%
State income taxes, net of federal benefit	(3.3)%	(3.3)%	(3.3)%
Meals and entertainment	0.8%	0.5%	0.2%
Change in valuation allowance	37.5%	59.0%	11.3%
Gain on retirement of debt	0.0%	(21.1)%	0.0%
Other, net	0.0%	(0.1)%	(0.1)%

	0.4%	0.0%	(3.6)%

      Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
      Significant components of ARRIS’ net deferred tax assets (liabilities) were as follows (in thousands):

	December 31,

	2004	2003

Current deferred tax assets:
Inventory costs	$8,162	$7,746
Merger, disposal, and restructuring related reserves	1,348	3,585
Allowance for doubtful accounts	943	2,126
Other, principally operating expenses	15,661	14,326

Total current deferred tax assets	26,114	27,783
Non-current deferred tax assets:
Federal/state net operating loss carryforwards	56,509	56,794
Federal capital loss carryforwards	5,316	2,735
Foreign net operating loss carryforwards	5,191	5,221
Pension and deferred compensation	5,344	4,403
Goodwill	1,334	3,663
Plant and equipment, depreciation and basis differences	2,763	2,336

Total non-current deferred tax assets	76,457	75,152

Non-current deferred tax liabilities:
Purchased technology	(638)	(11,613)

Total non-current deferred tax liabilities	(638)	(11,613)
Net deferred tax assets	101,933	91,322
Valuation allowance on deferred tax assets	(101,933)	(91,322)

Net deferred tax assets	$—	$—

      As of December 31, 2004, ARRIS has estimated federal and foreign tax loss carryforwards of $151.8 million and $29.6 million, respectively. The federal tax loss carryforwards expire through 2024. A foreign NOL related to our Irish subsidiary has an indefinite life; the remaining foreign NOL expires in 2005.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Tax benefits arising from the deduction of stock option grants will be credited directly to additional paid in capital if and when the valuation allowance currently placed against them is released.
      ARRIS established a valuation allowance in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. The Company continually reviews the adequacy of the valuation allowance and recognizes the benefits of deferred tax assets only as reassessment indicates that it is more likely than not that the deferred tax assets will be realized.
      The Company had U.S. and foreign net operating loss carryforwards at December 31, 2004 expiring as follows (in thousands):

	U.S.	Foreign
Expiration in Calendar Year	Amount	Amount

2005-2008	$6,818	$6,935
2021-2024	144,978	—
Indefinite	—	22,660

	$151,796	$29,595

Note 17. Commitments
      ARRIS leases office, distribution, and warehouse facilities as well as equipment under long-term leases expiring at various dates through 2023. Included in these operating leases are certain amounts related to restructuring activities; these lease payments and related sublease income are included in restructuring accruals on the consolidated balance sheets. Future minimum operating lease payments under non-cancelable leases at December 31, 2004 were as follows (in thousands):

Operating Leases

2005	$7,710
2006	6,271
2007	5,146
2008	4,492
2009	3,330
Thereafter	10,200
Less sublease income	(1,847)

Total minimum lease payments	$35,302

      Total rental expense for all operating leases amounted to approximately $7.3 million, $8.9 million and $10.9 million for the years ended December 31, 2004, 2003 and 2002, respectively.
      As of December 31, 2004, the Company had approximately $4.0 million outstanding under letters of credit which were cash collateralized. The cash collateral is held in the form of restricted cash. Additionally, the Company had contractual obligations of approximately $53.1 million under agreements with non-cancelable terms to purchases goods or services over the next year.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options.
      ARRIS grants stock options under its 2004 Stock Incentive Plan (“2004 SIP”) and issues stock purchase rights under its Employee Stock Purchase Plan (“ESPP”). Upon approval of the 2004 SIP by stockholders on May 26, 2004, all shares available for grant under the 2002 Stock Incentive Plan (“2002 SIP”) and the 2001 Stock Incentive Plan (“2001 SIP”) were cancelled. However, those shares subject to outstanding stock awards issued under the 2002 SIP and the 2001 SIP that are forfeited, cancelled, or expire unexercised; shares tendered (either actually or through attestation) to pay the option exercise price of such outstanding awards; and shares withheld for the payment of withholding taxes associated with such outstanding awards return to the share reserve of the 2002 SIP and 2001 SIP and shall be available again for issuance under those plans. All options outstanding as of May 26, 2004 under the 2002 SIP and 2001 SIP remained exercisable.
      In connection with the Company’s reorganization on August 3, 2001, the Company froze additional grants under other prior plans, which were the 2000 Stock Incentive Plan (“2000 SIP”), the 2000 Mid-Level Stock Option Plan (“MIP”), the 1997 Stock Incentive Plan (“SIP”), the 1993 Employee Stock Incentive Plan (“ESIP”), the Director Stock Option Plan (“DSOP”), and the TSX Long-Term Incentive Plan (“LTIP”). All options granted under the previous plans are still exercisable. These plans are described below.
      As required by SFAS No. 123, ARRIS presents supplemental information disclosing pro forma net loss and net loss per common share in Note 2 as if ARRIS had recognized compensation expense on stock options granted subsequent to December 31, 1994 under the fair value method of that statement. The fair value for these options was estimated using a Black-Scholes option-pricing model. The weighted average assumptions used in this model to estimate the fair value of options granted under the 2004 SIP, 2002 SIP, 2001 SIP, 2000 SIP, MIP, SIP, ESIP, DSOP and LTIP for 2004, 2003 and 2002 were as follows: risk-free interest rates of 3.67%, 3.37% and 3.97%, respectively; a dividend yield of 0%; volatility factor of the expected market price of ARRIS’ common stock of 0.99, 1.02 and 0.83, respectively; and a weighted average expected life of 5 years for each. The weighted average assumptions used to estimate the fair value of purchase rights granted under the ESPP for 2004, 2003, and 2002 were as follows: risk-free interest rates of 1.60%, 1.09% and 1.94% respectively; a dividend yield of 0%; volatility factor of the expected market price of ARRIS’ common stock of 0.99, 0.90 and 0.83, respectively; and a weighted average expected life of 0.5 year for each.
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
      In 2004, the Board of Directors approved the 2004 SIP to facilitate the retention and continued motivation of key employees, consultants and directors, and to align more closely their interests with those of the Company and its stockholders. Awards under the 2004 SIP may be in the form of incentive stock options, non-qualified stock options, stock grants, stock units, restricted stock, stock appreciation rights, performance shares and units, dividend equivalent rights and reload options. A total of 6,000,000 shares of the Company’s common stock may be issued pursuant to this plan. The vesting requirements for issuance under this plan may vary.
      In 2002, the Board of Directors approved the 2002 SIP to facilitate the retention and continued motivation of key employees, consultants and directors, and to align more closely their interests with those of the Company and its stockholders. Awards under the 2002 SIP may be in the form of incentive stock options, non-qualified stock options, stock grants, stock units, restricted stock, stock appreciation rights, performance

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
shares and units, dividend equivalent rights and reload options. A total of 2,500,000 shares of the Company’s common stock were originally reserved for issuance under this plan. The vesting requirements for issuance under this plan vary.
      In 2001, the Board of Directors approved the 2001 SIP to facilitate the retention and continued motivation of key employees, consultants and directors, and to align more closely their interests with those of the Company and its stockholders. Awards under the 2001 SIP may be in the form of incentive stock options, non-qualified stock options, stock grants, stock units, restricted stock, stock appreciation rights, performance shares and units, dividend equivalent rights and reload options. A total of 9,580,000 shares of the Company’s common stock were originally reserved for issuance under this plan. The vesting requirements for issuance under this plan vary.
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
      In 2000, the Board of Directors approved the 2000 MIP established to facilitate the retention and continued motivation of key mid-level employees and to align more closely their interests with those of the Company and its stockholders. Awards under this plan were in the form of non-qualified stock options. A total of 500,000 shares of ARRIS’ common stock were originally reserved for issuance under this plan. As only mid-level employees of the Company were eligible to receive grants under this plan, no options under this plan were granted to officers of ARRIS. No mid-level employee received more than 7,500 options to purchase shares of the Company’s stock under this plan and no option could be granted under this plan after the date of the 2000 annual meeting of stockholders. Options granted under this plan vest in fourths on the anniversary date of the grant beginning with the first anniversary and terminate ten years from the date of grant.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      A summary of activity of ARRIS’ options granted under its 2004 SIP, 2002 SIP, 2001 SIP, 2000 SIP, MIP, SIP, ESIP, DSOP, and LTIP is presented below:

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Beginning balance	9,636,968	$8.83	14,433,213	$10.24	8,912,226	$13.34
Grants	2,372,862	$7.69	1,452,200	$4.83	7,359,432	$6.76
Exercises	(922,651)	$7.11	(32,943)	$2.52	(11,925)	$8.00
Terminations	(236,641)	$6.70	(653,687)	$7.58	(1,421,471)	$9.38
Cancelled — option exchange program	—	$—	(4,722,816)	$11.16	—	$—
Expirations	(925,135)	$11.80	(838,999)	$14.30	(405,049)	$18.43

Ending balance	9,925,403	$8.48	9,636,968	$8.83	14,433,213	$10.24

Vested at period end	5,421,940	$10.20	5,219,105	$11.39	4,929,486	$13.40

Weighted average fair value of options granted during year	$5.83		$3.69		$4.64

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes ARRIS’ options granted under its 2004 SIP, 2002 SIP, 2001 SIP, 2000 SIP, MIP, SIP, ESIP, DSOP, and LTIP options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable

		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable	Average
Range of Exercise Prices	at 12/31/04	Contractual Life	Exercise Price	at 12/31/04	Exercise Price

$2.00 to $2.99	1,718,903	7.95 years	$2.43	1,084,596	$2.43
$3.00 to $4.99	2,306,810	8.77 years	$4.81	524,721	$4.75
$5.00 to $9.99	2,903,542	7.97 years	$8.56	1,004,962	$8.05
$10.00 to $14.99	2,113,682	6.62 years	$10.21	1,925,320	$10.21
$15.00 to $19.99	65,366	0.69 years	$16.50	65,241	$16.50
$20.00 to $53.13	817,100	4.48 years	$26.16	817,100	$26.16

$2.00 to $53.13	9,925,403	7.53 years	$8.48	5,421,940	$10.20

      In connection with the Company’s reorganization on August 3, 2001, an ESPP was authorized under which 800,000 shares were available. In May 2003, ARRIS’ Board of Directors adopted and shareholders approved an amendment to increase the number of shares reserved for issuance under the plan from 800,000 shares to 1,800,000 shares. The Company accounts for the ESPP in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly recognizes no compensation expense. Participants can request that up to 10% of their base compensation be applied toward the purchase of ARRIS common stock under ARRIS’ ESPP. Purchases by any one participant are limited to $25,000 (based upon the fair market value) in any one year. The exercise price is the lower of 85% of the fair market value of the ARRIS common stock on either the first day of the purchase period or the last day of the purchase period. Under the plan, employees of ARRIS purchased 183,318, 370,529, and 307,324 shares of ARRIS common stock in 2004, 2003, and 2002, respectively. At December 31, 2004, approximately 88,096 shares are subject to purchase under the ESPP at a price of no more than $4.44 per share, to be settled on March 31, 2005.
      In 2004 and 2003, ARRIS paid its non-employee directors annual retainer fees of $46,000, of which a mandatory 50% was payable in stock units and the remaining 50% was payable in either cash or stock units (as elected by the director). In 2002, ARRIS paid its non-employee directors annual retainer fees of $50,000, all in the form of stock units. The stock units granted for the 2004 and 2003 retainers convert to common stock of the Company one year after the member is no longer a director of the Company or at the time the member is no longer a director of the Company as the result of a change in the control of the Company or death of the member. The stock units granted for the 2002 retainer convert to Common Stock of the Company at the prearranged time selected by each director. The Company amortizes the compensation expense related to these stock units on a straight-line basis over a period of one year. At December 31, 2004, 2003, and 2002 there were 115,800 units, 119,250 units and 123,800 units issued and outstanding, respectively. In conjunction with the acquisitions of Arris Interactive L.L.C., Cadant, Inc., and Atoga Systems, the Company issued approximately 845,000 shares of restricted stock, which were amortized to compensation expense over eighteen or twenty-four months, depending on the grant terms. In 2004 and 2002, the Company issued 23,500 and 30,000 shares, respectively, of restricted stock to members of its Technical Advisory Board, which are amortized to compensation expense over a two-year period.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Compensation expense for the stock units and restricted stock discussed above was approximately $2.8 million, $3.4 million, and $1.9 million for the years ending December 31, 2004, 2003, 2002, respectively.
Note 19. Employee Benefit Plans
      The Company sponsors two non-contributory defined benefit pension plans that cover the Company’s U.S. employees. As of January 1, 2000, the Company froze the defined pension plan benefits for 569 participants. These participants elected to enroll in ARRIS’ enhanced 401(k) plan. Due to the cessation of plan accruals for such a large group of participants, a curtailment was considered to have occurred and the Company accounted for this in accordance with SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. The Company recognized expense (income) related to supplemental pension benefits of $0.0 million, ($0.9) million, and $(0.5) million for the years ended December 31, 2004, 2003, and 2002, respectively.
      The U.S. pension plan benefit formulas generally provide for payments to retired employees based upon their length of service and compensation as defined in the plans. ARRIS’ investment policy is to fund the plans as required by the Employee Retirement Income Security Act of 1974 (“ERISA”) and to the extent that such contributions are tax deductible. For 2004, the plan assets were comprised of approximately 65%, 31%, and 4% of equity, debt securities, and money market funds, respectively. For 2003, the plan assets were comprised of approximately 47% and 53% equity and debt securities, respectively. In 2005, the plan will target allocations of 65% and 35% equity and debt securities. Liabilities or amounts in excess of these funding levels are accrued and reported in the consolidated balance sheet.
      The investment strategies of the plans place a high priority on benefit security. The plans invest conservatively so as not to expose assets to depreciation in adverse markets. The plans’ strategy also places a high priority on earning a rate of return greater than the annual inflation rate along with maintaining average market results. The plan has targeted asset diversification across different asset classes and markets to take advantage of economic environments and to also act as a risk minimizer by dampening the portfolio’s volatility.
      September 30th is the measurement date used for the 2004, 2003 and 2002 reporting year.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Summary data for the non-contributory defined benefit pension plans is as follows:

	Years Ended
	December 31,

	2004	2003

	(in thousands)
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$21,114	$20,757
Service cost	484	724
Interest cost	1,177	1,338
Actuarial loss (gain)(1)	342	(177)
Benefit payments	(458)	(584)
Curtailment	—	(944)

Projected benefit obligation at end of year	$22,659	$21,114

Change in Plan Assets:
Fair value of plan assets at beginning of year	$11,102	$9,559
Actual return on plan assets	644	1,501
Company contributions	855	626
Expenses and benefits paid from plan assets	(498)	(584)

Fair value of plan assets at end of year	$12,103	$11,102

Funded Status:
Funded status of plan	$(10,556)	$(10,012)
Unrecognized actuarial (gain) loss	176	(818)
Unamortized prior service cost	2,752	3,310
Employer contributions, 9/30 — 12/31	15	13

Net amount recognized	$(7,613)	$(7,507)

(1)	The actuarial loss in 2004 includes updated assumptions for mortality rates
      Amounts recognized in the statement of financial position consist of:

	Years Ended
	December 31,

	2004	2003

	(in thousands)
Accrued benefit cost	$(10,958)	$(8,800)
Accumulated other comprehensive income	3,345	1,293

Net amount recognized	$(7,613)	$(7,507)

      The accumulated benefit obligation and the projected benefit obligation for the plan are in excess of the plan assets as follows:

	December 31,

	2004	2003

	(in thousands)
Accumulated benefit obligation	$21,621	$19,722
Projected benefit obligation	22,659	21,114
Plan assets	12,103	11,102

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Net periodic pension cost for 2004, 2003 and 2002 for pension and supplemental benefit plans includes the following components (in thousands):

	2004	2003	2002

Service cost	$484	$724	$898
Interest cost	1,177	1,338	1,587
Return on assets (expected)	(935)	(768)	(882)
Recognized net actuarial (gain) loss	(323)	—	(198)
Amortization of prior service cost(1)	558	553	550

Net periodic pension cost	961	1,847	1,955
Additional pension (income) expense due to curtailment	—	(944)	(483)

Net periodic pension cost	$961	$903	$1,472

(1)	Prior service cost is amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits under the plan.
      The weighted-average actuarial assumptions used to determine the benefit obligations for the three years presented are set forth below:

	2004	2003	2002

Assumed discount rate for active participants	6.00%	6.00%	6.75%
Assumed discount rate for inactive participants	6.00%	6.00%	6.50%
Rates of compensation increase	5.94%	6.00%	6.00%
      The weighted-average actuarial assumptions used to determine the net periodic benefit costs are set forth below:

	2004	2003	2002

Assumed discount rate for active participants	6.00%	6.75%	7.25%
Assumed discount rate for inactive participants	6.00%	6.50%	6.50%
Rates of compensation increase	5.94%	6.00%	6.00%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%
      The expected long-term rate of return on assets is derived using the building block approach which includes assumptions for the long term inflation rate, real return, and equity risk premiums.
      No minimum funding contributions are required in 2005 for the plan, however, the Company may make a voluntary contribution.
      As of December 31, 2004, the expected benefit payments related to the Company’s defined benefit pension plans were as follows (in thousands):

2005	$484
2006	516
2007	634
2008	805
2009	864
2010-2014	8,292
      Additionally, ARRIS has established defined contribution plans pursuant to the Internal Revenue Code Section 401(a) that cover all eligible U.S. employees. ARRIS contributes to these plans based upon the dollar amount of each participant’s contribution. ARRIS made matching contributions to these plans of approxi-

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
mately $0.0 million, $2.8 million and $4.0 million in 2004, 2003, and 2002, respectively. During 2004, the Company made a discretionary contribution of $1.0 million to the plan. Effective July 1, 2003, the Company temporarily suspended employer matching contributions to the plan. As of January 1, 2005, the Company has reinstated a partial matching contribution to the plan.
Note 20. Sales Information
      The Company’s three largest customers are Comcast, Cox Communications, and Liberty Media International (including its affiliates). A summary of sales to these customers for 2004, 2003, and 2002 are set forth below:

	Years Ended December 31,

	2004	2003	2002

	(in millions)
Comcast	$108.2	$136.6	$250.2
% of sales	22.1%	31.5%	38.4%
Cox Communications	$106.3	$104.3	$106.7
% of sales	21.7%	24.0%	16.4%
Liberty Media International and affiliates	$81.7	$46.9	$67.4
% of sales	16.7%	10.8%	10.3%
      No other customer provided more than 10% of total sales for the years ended December 31, 2004, 2003, or 2002.
      ARRIS operates globally and offers products and services that are sold to cable system operators and telecommunications providers. ARRIS’ products and services are focused in two product categories: Broadband and Supplies & CPE. Consolidated revenues by principal products and services for the years ended December 31, 2004, 2003 and 2002, respectively were as follows (in thousands):

	Broadband	Supplies & CPE	Total

Years Ended:
December 31, 2004	$300,198	$189,843	$490,041
December 31, 2003	$289,637	$144,349	$433,986
December 31, 2002	$448,925	$202,958	$651,883
      ARRIS sells its products primarily in North America. The Company’s international revenue is generated from Asia Pacific, Europe, Latin America and Canada. The Asia Pacific market primarily includes China, Hong Kong, Japan, Korea, Singapore, and Taiwan. The European market primarily includes Austria, Belgium, France, Germany, the Netherlands, Poland, Portugal, Spain, and Switzerland. The Latin American market primarily includes Argentina, Chile, Brazil, and Puerto Rico. Sales to international customers were approximately 25.2%, 18.9% and 22.7% of total sales for the years ended December 31, 2004, 2003 and 2002, respectively. International sales for the years ended December 31, 2004, 2003 and 2002 were as follows:

	Years Ended December 31

	2004	2003	2002

	(in thousands)
Asia Pacific	$48,025	$36,781	$51,382
Europe	46,213	27,186	67,856
Latin America	18,205	8,052	20,400
Canada	11,175	10,091	8,522

Total	$123,618	$82,110	$148,160

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of December 31, 2004, ARRIS held approximately $2.1 million of assets in Ireland (related to its Com21 facility), comprised of $1.3 million of cash and $0.8 million of fixed assets.
Note 21. Summary Quarterly Consolidated Financial Information (unaudited)
      The following table summarizes ARRIS’ quarterly consolidated financial information (in thousands, except share data):

	Quarters in 2004 Ended

	March 31,	June 30,	September 30,	December 31,

Net sales	$111,628	$120,537	$128,409	$129,467
Gross margin(1)	36,294	40,352	35,746	33,785
Operating income (loss)(2)	(12,568)	(4,521)	(3,098)	(1,886)
Income (loss) from continuing operations(3)	(18,995)	(6,260)	(3,748)	(1,507)
Income (loss) from discontinued operations(1)(4)	339	832	42	901
Net income (loss)	$(18,656)	$(5,428)	$(3,706)	$(606)

Net (loss) per basic and diluted share:
Income (loss) from continuing operations	$(0.24)	$(0.07)	$(0.04)	$(0.02)
Income (loss) from discontinued operations	$—	$0.01	$—	$0.01
Net income (loss)	$(0.24)	$(0.06)	$(0.04)	$(0.01)

	Quarters in 2003 Ended

	March 31,	June 30,	September 30,	December 31,

Net sales	$91,343	$101,710	$113,111	$127,822
Gross margin(5)	24,744	27,185	31,842	42,489
Operating income (loss)(6)	(21,540)	(25,260)	(12,028)	(3,032)
Income (loss) from continuing operations(7)	3,446	(27,769)	(14,593)	(8,748)
Income (loss) from discontinued operations(8)	—	—	—	351
Net income (loss)	$3,446	$(27,769)	$(14,593)	$(8,397)

Net (loss) per basic and diluted share:
Income (loss) from continuing operations	$0.04	$(0.37)	$(0.19)	$(0.12)
Income (loss) from discontinued operations	$—	$—	$—	$—
Net income (loss)	$0.04	$(0.37)	$(0.19)	$(0.11)

(1)	During Q1 2004, the Company recognized a partial recovery with respect to inventory previously written off associated with an Argentinean customer. Of this total gain of $0.9 million, approximately $0.6 million is reflected in cost of sales, and $0.3 million is reflected in discontinued operations.

(2)	In addition to (1) above, the following items impacted operating income (loss) during 2004:

—	During the first quarter of 2004, ARRIS consolidated two facilities in Georgia, giving the Company the ability to house many of its core technology, marketing, and headquarter functions in a single building. This consolidation resulted in a restructuring charge of $6.2 million in the first quarter of 2004 related to lease commitments and the write-off of leasehold improvements.

—	During the first quarter of 2004, the Company recorded severance charges of $0.5 million, which were charged to operating expenses. These charges were related to general reductions in force.

—	During the fourth quarter of 2004, the Company announced that it would close its office in Fremont, California, which previously housed Atoga Systems. The marketing and support for certain products

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquired as part of the Atoga Systems acquisition were transferred to other locations. The closure resulted in a restructuring charge of $0.3 million related to lease commitments and severance charges.

—	During 2004, ARRIS evaluated the restructuring accruals related to previously closed facilities. Upon final review, the Company recorded additional restructuring charges of approximately $0.9 million, $0.1 million, and $0.1 million during the second, third, and fourth quarters, respectively, as a result of a change to the initial estimates used.

(3)	In addition to the items in (1) and (2) above, the following items impacted income (loss) from continuing operations in 2004:

—	During the first quarter 2004, the Company called $50.0 million of the Notes due 2008 for redemption, and holders of the called notes elected to convert their notes into an aggregate of 10.0 million shares of common stock, rather than have the notes redeemed. Under the indenture’s terms for redemptions prior to March 18, 2006, we made a make-whole interest payment of approximately 0.5 million common shares, resulting in a charge of $4.4 million.

—	During the first, second and third quarters of 2004, the Company recognized losses of approximately $0.9 million, $0.6 million, and $0.1 million, respectively, related to its investments and notes receivable.

(4)	During 2004, ARRIS evaluated its accruals related to costs associated with the disposal of discontinued product lines and costs associated with restructuring charges from previously closed facilities. As a result of these reviews, the Company recorded reductions to its accruals of approximately $0.8 million and $0.9 million during the second and fourth quarters of 2004, respectively, as a result of a change to the initial estimates used and the settlement of certain liabilities.

(5)	The Company recorded severance charges to cost of sales of approximately $0.3 million and $0.1 million during the second and third quarters of 2003, respectively. These charges were related to general reductions in force. During the first quarter of 2003, the Company recorded income of approximately $0.1 million related to an overaccrual of severance expense.

(6)	In addition to (5) above, the following items impacted operating income (loss) during 2003:

—	During the first quarter of 2003, ARRIS recorded a charge of approximately $2.2 million related to the write-off of customer-relations software.

—	During the second, third, and fourth quarters of 2003, the Company recorded severance charges of $1.2 million, $1.3 million, and $0.2 million, respectively, which were charged to operating expenses. These charges were related to general reductions in force. During the first quarter of 2003, the Company recorded income of approximately $0.3 million related to an overaccrual of severance expense.

—	During the first and second quarters of 2003, ARRIS reserved approximately $2.3 million and $6.4 million, respectively, for its Cabovisao receivable. During the fourth quarter of 2003, the Company sold its accounts receivable to an unrelated third party for approximately $10.1 million, resulting in a reduction in its provision for doubtful accounts of approximately $1.5 million.

—	During the fourth quarter of 2003, the Company recorded a total of approximately $3.0 million related to potential patent litigation damages. The litigation involves the Company’s connector products, which are included in the Supplies & CPE product category. The litigation was ultimately settled in February 2004.

—	During 2003, ARRIS evaluated the restructuring accruals related to previously closed facilities. Upon final review, the Company recorded additional restructuring charges of approximately $0.3 million and $0.6 million during the first and fourth quarters, respectively, as a result of a change to the initial estimates used.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

—	During the third quarter of 2003, the Company sold its engineering consulting services product line, known as ESP, to an unrelated third party. The transaction resulted in a loss of approximately $1.4 million.

—	During the fourth quarter of 2003, ARRIS recorded a charge of approximately $0.2 million related to an early termination fee associated with a lease.

(7)	In addition to the items in (5) and (6) above, the following items impacted income (loss) from continuing operations in 2003:

—	During the first quarter 2003, ARRIS redeemed the entire Class B membership interest in Arris Interactive L.L.C. held by Nortel Networks for approximately $88.4 million. This discounted redemption resulted in a gain of approximately $28.5 million.

—	During the fourth quarter 2003, the Company chose to cancel its credit facility, which was due to expire in August 2004. As a result, ARRIS wrote off approximately $2.3 million of unamortized finance fees related to the facility upon cancellation.

—	During the second and fourth quarters of 2003, the Company recognized losses of approximately $1.0 million and $0.4 million, respectively, related to its investments.

(8)	During the fourth quarter of 2003, ARRIS evaluated its accruals related to costs associated with the disposal of discontinued product lines and costs associated with restructuring charges from previously closed facilities. Upon final review, the Company recorded a net reduction to its accrual of approximately $0.4 million as a result of a change to the initial estimates used and the settlement of certain liabilities.

PART III
Item 10.     Directors and Executive Officers of the Registrant
      Information relating to directors and officers of ARRIS is set forth under the captions entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders and is incorporated herein by reference. Certain information concerning the executive officers of the Company is set forth in Part I of this document under the caption entitled “Executive Officers of the Company”.
      ARRIS’ code of ethics and financial code of ethics (applicable to our CEO, senior financial officers, and all finance, accounting, and legal managers) are available on the Company website at www.arrisi.com under Investor Relations, Corporate Governance. The website also will disclose whether there have been any amendments or waivers to the Code of Ethics and Financial Code of Ethics. ARRIS will provide copies of these documents in electronic or paper form upon request to Investor Relations, free of charge.
      ARRIS’ board of directors has identified Matthew Kearney and John Petty, both members of the Audit Committee, as our financial experts, as defined by the SEC.
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
Item 13.     Certain Relationships and Related Transactions
      Information regarding certain relationships and related transactions with ARRIS is set forth under the captions entitled “Compensation of Directors” and “Certain Relationships and Related Party Transactions” in the Proxy Statement and is incorporated herein by reference.
Item 14.     Principal Accountant Fees and Services
      Information regarding principal accountant fees and services is set forth under the caption “Relationship with Independent Accountants” in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      The items listed below are filed as part of this document.
Financial Statements
      The following Consolidated Financial Statements of ARRIS Group, Inc. and Report of Independent Auditors are filed as part of this Report.

Financial Statement Schedules
      The following consolidated financial statement schedule of ARRIS is included in Item 15(a)2 pursuant to paragraph (d) of Item 15:
Schedule II — Valuation and Qualifying Accounts
      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at			Balance at
	Beginning	Charge to		End of
Description	of Period	Expenses	Deductions(1)	Period

	(in thousands)
YEAR ENDED DECEMBER 31, 2004
Reserves and allowance deducted from asset accounts:
Allowance for doubtful accounts	$4,446	$(543)	$74	$3,829
Reserve for obsolete and excess inventory(2)	$19,294	$5,595	$6,057	$18,832
YEAR ENDED DECEMBER 31, 2003
Reserves and allowance deducted from asset accounts:
Allowance for doubtful accounts	$10,698	$7,906	$14,158	$4,446
Reserve for obsolete and excess inventory(2)	$14,285	$12,031	$7,022	$19,294
YEAR ENDED DECEMBER 31, 2002
Reserves and allowance deducted from asset accounts:
Allowance for doubtful accounts	$9,409	$29,744	$28,455	$10,698
Reserve for obsolete and excess inventory(2)	$25,439	$12,861	$24,015	$14,285

(1)	Represents: a) Uncollectible accounts written off, net of recoveries and write-offs, b) Net change in the sales return and allowance account, and c) Disposal of obsolete inventory.

(2)	The reserve for obsolescence and excess inventory is included in inventories.

Item 15(a)3.	Exhibit List
      Each management contract or compensation plan required to be filed as an exhibit is identified by an asterisk (*).

The filings referenced for
incorporation by reference are
ARRIS (formerly known as Broadband
Exhibit			Parent, Inc.) filings
Number		Description of Exhibit	unless otherwise noted

3.1		Amended and Restated Certificate of Incorporation	Registration Statement #333-61524, Exhibit 3.1.
3.2		Certificate of Amendment to Amended and Restated Certificate of Incorporation	August 3, 2001 Form 8-A, Exhibit 3.2.
3.3		By-laws	Registration Statement #333-61524, Exhibit 3.2, filed by Broadband Parent Corporation
4.1		Form of Certificate for Common Stock	Registration Statement #333-61524, Exhibit 4.1.
4.2		Rights Agreement dated October 3, 2002	October 3, 2002 Form 8-K Exhibit 4.1
4.3		Indenture dated March 18, 2003	December 31, 2002 Form 10-K, Exhibit 4.3.
4.4		4 1/2% Notes Registration Rights Agreement dated March 18, 2003	March 31, 2003 Form 10-Q, Exhibit 10.5.
10	.1(a)*	Agreement with Robert J. Stanzione for the conversion of special 2001 bonus to stock units	December 31, 1999 Form 10-K, Exhibit 10.10(b), filed by ANTEC Corporation.
10	.1(b)*	Amended and Restated Employment Agreement with Robert J. Stanzione, dated August 6, 2001	September 30, 2001 Form 10-Q, Exhibit 10.10(c).
10	.1(c)*	Supplemental Executive Retirement Plan for Robert J. Stanzione, effective August 6, 2001	September 30, 2001 Form 10-Q, Exhibit 10.10(d).
10	.2*	Amended and Restated Employment Agreement with Lawrence A. Margolis, dated April 29, 1999	June 30, 1999 Form 10-Q, Exhibit 10.33, filed by ANTEC Corporation.
10	.3*	Form of Employment Agreement with Gordon E. Halverson, dated January 21, 2002	March 31, 2002 Form 10-Q, Exhibit 10.9.
10	.4*	Consulting Agreement dated February 1, 1998 for James L. Faust	December 31, 1998 Form 10-K, Exhibit 10.14, filed by ANTEC Corporation.
10	.5*	2001 Stock Incentive Plan	July 2, 2001 Appendix III of Proxy Statement filed as part of, Registration Statement #333-61524, filed by Broadband Parent Corporation.

The filings referenced for
incorporation by reference are
ARRIS (formerly known as Broadband
Exhibit			Parent, Inc.) filings
Number		Description of Exhibit	unless otherwise noted

10	.6*	Management Incentive Plan	July 2, 2001 Appendix IV of Proxy Statement filed as part of Registration Statement #333-61524, filed by Broadband Parent Corporation.
10.7		Solectron Manufacturing Agreement and Addendum	December 31, 2001 Form 10-K, Exhibit 10.15.
10.8		Mitsumi Agreement	December 31, 2001 Form 10-K, Exhibit 10.16.
10	.9*	Form of Employment Agreement with Ronald M. Coppock	December 31, 2001 Form 10-K, Exhibit 10.17.
10	.10*	Employment Agreement and Supplement with James D. Lakin dated August 5, 2001	December 31, 2002 Form 10-K, Exhibit 10.19.
10	.11*	Employment Agreement with David B. Potts dated August 5, 2001	December 31, 2002 Form 10-K, Exhibit 10.20.
21		Subsidiaries of the Registrant	December 31, 2003 Form 10-K, Exhibit 21.
23		Consent of Ernst & Young LLP	Filed herewith.
24		Powers of Attorney	Included on signature page hereof.
31.1		Section 302 Certification of the Chief Executive Officer	Filed herewith.
31.2		Section 302 Certification of the Chief Financial Officer	Filed herewith.
32.1		Section 906 Certification of the Chief Executive Officer	Filed herewith.
32.2		Section 906 Certification of the Chief Financial Officer	Filed herewith.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARRIS GROUP, INC.

/s/ David B. Potts

David B. Potts
Executive Vice President, Chief Financial Officer, and Chief Information Officer
Dated: March 30, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert J. Stanzione Robert J. Stanzione		Chief Executive Officer, and Chairman of the Board of Directors	March 30, 2005

/s/ David B. Potts David B. Potts		Executive Vice President, Chief Financial Officer, and Chief Information Officer	March 30, 2005

/s/ Alex B. Best* Alex B. Best		Director	March 30, 2005

/s/ Harry L. Bosco* Harry L. Bosco		Director	March 30, 2005

/s/ John Anderson Craig* John Anderson Craig		Director	March 30, 2005

/s/ Matthew B. Kearney* Matthew B. Kearney		Director	March 30, 2005

/s/ William H. Lambert* William H. Lambert		Director	March 30, 2005

/s/ John R. Petty* John R. Petty		Director	March 30, 2005

*By:	/s/ Lawrence A. Margolis Lawrence A. Margolis (as attorney in fact for each person indicated)