Form 10-Q
period 2005-03-31
ARRIS GROUP INC
filed 2005-05-10
CIK 1141107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

For the quarter ended March 31, 2005

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

As of April 30, 2005, 87,928,997 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

ARRIS GROUP, INC.
FORM 10-Q
For the Quarter Ended March 31, 2005

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ARRIS GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,546	$25,072
Short-term investments, at fair value	81,400	78,000

Total cash, cash equivalents and short-term investments	107,946	103,072
Restricted cash	4,025	4,017
Accounts receivable (net of allowances for doubtful accounts of $3,612 in 2005 and $3,829 in 2004)	63,938	55,661
Other receivables	400	420
Inventories	76,249	92,636
Other current assets	9,310	9,416

Total current assets	261,868	265,222
Property, plant and equipment (net of accumulated depreciation of $62,769 in 2005 and $61,146 in 2004)	26,217	27,125
Goodwill	150,569	150,569
Intangibles (net of accumulated amortization of $106,003 in 2005 and $105,446 in 2004)	884	1,672
Investments	4,450	3,620
Other assets	2,210	2,470

	$446,198	$450,678

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,922	$30,640
Accrued compensation, benefits and related taxes	6,990	14,845
Other accrued liabilities	30,881	32,111

Total current liabilities	68,793	77,596
Long-term debt, net of current portion	75,000	75,000
Other long-term liabilities	16,996	16,781

Total liabilities	160,789	169,377
Stockholders’ equity:
Preferred stock, par value $1.00 per share, 5.0 million shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share, 320.0 million shares authorized; 87.8 million and 87.7 million shares issued and outstanding in 2005 and 2004, respectively	873	889
Capital in excess of par value	644,891	644,838
Accumulated deficit	(353,629)	(357,038)
Unrealized gain on marketable securities	742	706
Unearned compensation	(3,939)	(4,566)
Unfunded pension losses	(3,345)	(3,345)
Cumulative translation adjustments	(184)	(183)

Total stockholders’ equity	285,409	281,301

	$446,198	$450,678

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2005	2004
Net sales	$135,924	$111,628
Cost of sales	99,133	75,334

Gross margin	36,791	36,294
Gross margin %	27.1%	32.5%
Operating expenses:
Selling, general, and administrative expenses	16,672	17,544
Provision for doubtful accounts	(153)	44
Research and development expenses	14,801	16,177
Restructuring and impairment charges	198	6,175
Amortization of intangibles	557	8,922

Total operating expenses	32,075	48,862

Operating income (loss)	4,716	(12,568)
Other expense (income):
Interest expense	1,018	1,564
Loss on debt retirement	—	4,406
Loss (gain) on investments	—	859
Equity in losses of unconsolidated affiliate	75	—
Loss (gain) on foreign currency	935	3
Other expense (income), net	(558)	(414)

Income (loss) from continuing operations before income taxes	3,246	(18,986)
Income tax expense (benefit)	(152)	9

Net income (loss) from continuing operations	3,398	(18,995)
Income (loss) from discontinued operations	10	339

Net income (loss)	$3,408	$(18,656)

Net income (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.04	$(0.24)
Income (loss) from discontinued operations	—	—

Net income (loss)	$0.04	$(0.24)

Diluted:
Income (loss) from continuing operations	$0.04	$(0.24)
Income (loss) from discontinued operations	—	—

Net income (loss)	$0.04	$(0.24)

Weighted average common shares:
Basic	87,851	78,829

Diluted	90,497	78,829

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2005	2004
Operating activities:
Net income (loss)	$3,408	$(18,656)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,597	2,860
Amortization of intangibles	557	8,922
Amortization of unearned compensation	542	1,049
Amortization of deferred finance fees	153	232
Provision for doubtful accounts	(153)	44
Gain on disposal of fixed assets	(12)	(21)
Loss (gain) on investments	—	859
Loss from equity investment	75	—
Loss on debt retirement	—	4,406
Impairment of long-lived assets	291	—
Gain on discontinued product lines	(10)	(339)
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(8,124)	(1,562)
Other receivables	20	(44)
Inventory	16,387	5,163
Accounts payable and accrued liabilities	(8,403)	10,680
Other, net	(402)	(5,775)

Net cash provided by (used in) operating activities	6,926	7,818

Investing activities:
Purchases of property, plant and equipment	(1,955)	(1,654)
Cash proceeds from sale of property, plant and equipment	40	—
Cash paid for acquisition, net of cash acquired	—	(50)
Purchases of short-term investments	(5,000)	(20,000)
Disposals of short-term investments	1,600	20,000
Purchases of equity investment	(259)	—

Net cash provided by (used in) investing activities	(5,574)	(1,704)

Financing activities:
Payments on capital lease obligations	—	(8)
Payments on debt obligations	—	(263)
Proceeds from issuance of stock	122	6,472

Net cash provided by (used in) financing activities	122	6,201
Net increase (decrease) in cash and cash equivalents	1,474	12,315
Cash and cash equivalents at beginning of period	25,072	74,882

Cash and cash equivalents at end of period	$26,546	$87,197

ARRIS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2005	2004
Noncash investing and financing activities:
Net liabilities assumed	$—	$50

Cash paid for acquisition, net of cash acquired	$—	$50

Landlord funded leasehold improvements	$—	$785

Equity issued in exchange for 4 1/2% convertible subordinated notes due 2008	$—	$50,000

Equity issued for make-whole interest payment - 4 1/2% convertible subordinated notes due 2008	$—	$4,406

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

The consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements for the periods shown. Additionally, certain prior period amounts have been reclassified to conform to the 2005 financial statement presentation. Interim results of operations are not necessarily indicative of results to be expected from a twelve-month period. These financial statements should be read in conjunction with the Company’s most recently audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the United States Securities and Exchange Commission.

Note 2. Impact of Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, supercedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. In April 2005, the Securities and Exchange Commission (“SEC”) adopted a new rule that amends the compliance dates for SFAS No. 123R. Under the SEC’s new rule, the Company is required to adopt SFAS No. 123R beginning January 1, 2006. SFAS No. 123R will require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. ARRIS currently accounts for share-based payments to employees using the intrinsic value method and, therefore, generally does not recognize compensation expense for employee stock options as long as the exercise price is equal to the fair value on the grant date. The Company is currently evaluating which method it will use, whether it will early adopt SFAS 123R, and the expected impact that the transition will have on future results of operations. See Note 15 of Notes to the Consolidated Financial Statements for further discussion.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. The standard requires that nonmonetary asset exchanges should be recorded and measured at the fair value of the assets exchanged, with certain exceptions. Productive assets must be accounted for at fair value, rather than at carryover basis, unless neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or the transactions lack commercial substance. SFAS No. 153 states that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 becomes effective as of January 1, 2006. ARRIS does not expect the adoption of SFAS No. 153 to have a material impact on it results of operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs – An Amendment of ARB No. 43, Chapter 4. SFAS 151 amends Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, Inventory Pricing. SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs, and waste material be recognized as current period expense. Further, the standard requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 becomes effective as of January 1, 2006. ARRIS does not expect the adoption of SFAS No. 151 to have a material impact on its results of operations.

Note 3. Stock-Based Compensation

The Company uses the intrinsic value method for valuing its awards of stock options and restricted stock and records the related compensation expense, if any, in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. No stock-based employee or director compensation cost for stock options is reflected in net income (loss), as all options granted have exercise prices equal to the market value of the underlying common stock on the date of grant. The Company records compensation expense related to its restricted stock awards and director stock units. The following table illustrates the effect on net income (loss) and earnings (loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-based Compensation – Transition and Disclosure, to all stock-based employee compensation.

	Three Months Ended March 31,
	2005	2004
	(in thousands, except per share data)
Net income (loss), as reported	$3,408	$(18,656)
Add: Stock-based employee compensation included in reported net income (loss), net of taxes	542	1,049
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of taxes	(2,682)	(3,233)

Net income (loss), pro forma	$1,268	$(20,840)

Net income (loss) per common share:
Basic – as reported	$0.04	$(0.24)

Basic – pro forma	$0.01	$(0.26)

Diluted – as reported	$0.04	$(0.24)

Diluted – pro forma	$0.01	$(0.26)

Note 4. Pension Benefits

Components of Net Periodic Pension Benefit Cost

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Service cost	$151	$141
Interest cost	379	315
Expected return on plan assets	(255)	(223)
Amortization of prior service cost	119	140
Amortization of net (gain) loss	17	(23)

Net periodic pension cost	$411	$350

Employer Contributions

No minimum funding contributions are required in 2005; however, the Company may make voluntary contributions. During the three months ended March 31, 2005, the Company contributed $16 thousand to the plan.

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

Information regarding the changes in ARRIS’ aggregate product warranty liabilities was as follows for the three month period ended March 31, 2005 (in thousands):

Balance at December 31, 2004	$5,453
Accruals related to warranties (including changes in estimates)	913
Settlements made (in cash or in kind)	(916)

Balance at March 31, 2005	$5,450

Note 6. Discontinued Operations

In 2002, the Company sold its Keptel telecommunications and Actives product lines for net proceeds of $30.0 million and $31.8 million, respectively. As of March 31, 2005, approximately $61 thousand related to severance and outside fees remained in an accrual to be paid. The remaining payments are expected to be made in 2005.

During the first quarter 2004, the Company recognized a partial recovery with respect to inventory previously written off associated with an Argentinean customer. Of the total gain of $0.9 million, approximately $0.3 million related to the discontinued operations of the Actives and Keptel product lines. During the first quarter 2005, the Company adjusted its reserves for discontinued operations by reducing the accrual by $10 thousand for various vendor liabilities and certain other costs as a result of the favorable resolution of such liabilities, resulting in income from discontinued operations.

Note 7. Restructuring and Impairment Charges

The Company’s restructuring activities occurring after December 31, 2002, are accounted for in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Prior to December 31, 2002, all restructuring activities were accounted for in accordance with Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).

On December 31, 2004, the Company announced that it would close its office in Fremont, California, which previously housed the Atoga Systems product line. The marketing and support for certain products acquired as part of the Atoga Systems acquisition were transferred to other locations. The Company decided to close the office in order to reduce operating costs through consolidation of its facilities. The closure affected seven employees. In connection with these actions, the Company recorded a net charge of approximately $0.3 million in the fourth quarter of 2004, which included approximately $0.1 million related to remaining lease payments and $0.2 million of severance charges. As of March 31, 2005, approximately $0.1 million remained in the restructuring accrual to be paid. ARRIS expects the remaining payments to be made by the second quarter of 2005 (end of lease). Below is a table that summarizes the activity in the restructuring reserve (in millions):

	Lease
	Commitments	Severance	Total
Balance as of December 31, 2003	$—	$—	$—
2004 Provision	0.1	0.2	0.3

Balance as of December 31, 2004	0.1	0.2	0.3
First quarter 2005 payments	—	(0.2)	(0.2)

Balance as of March 31, 2005	$0.1	$—	$0.1

During the first quarter of 2004, ARRIS consolidated two facilities in Georgia, giving the Company the ability to house many of its core technology, marketing, and corporate headquarters functions in a single building. This consolidation resulted in a restructuring charge of $6.2 million in the first quarter of 2004 related to lease commitments and the write-off of leasehold improvements and other fixed assets. As of March 31, 2005, approximately $3.5 million related to the lease commitments remained in the restructuring accrual to be paid. ARRIS expects the remaining payments to be made by the second quarter of 2009 (end of lease). Below is a table that summarizes the activity in the restructuring reserve (in millions):

	Writedown of
	Leasehold	Lease
	Improvements	Commitments	Total
Balance as of December 31, 2003	$—	$—	$—
2004 Provision	1.1	5.1	6.2
Non-cash expense (disposal of assets)	(1.1)	—	(1.1)
2004 payments	—	(1.2)	(1.2)
Adjustments to accrual	—	0.2	0.2

Balance as of December 31, 2004	—	4.1	4.1
First quarter 2005 payments	—	(0.4)	(0.4)
First quarter 2005 adjustments to accrual	—	(0.2)	(0.2)

Balance as of March 31, 2005	$—	$3.5	$3.5

On October 30, 2002, the Company announced that it would close its office in Andover, Massachusetts, which was primarily a product development and repair facility. The Company decided to close the office in order to reduce operating costs through consolidation of its facilities. The closure affected approximately 75 employees. In connection with these actions, the Company recorded a net charge of approximately $7.1 million in the fourth quarter of 2002. Included in this restructuring charge was approximately $2.2 million related to remaining lease payments, $2.7 million of fixed asset write-offs, $2.2 million of severance, and $0.5 million of other costs, net of a reduction of a bonus accrual related to the severed employees of $0.5 million. As of March 31, 2005, approximately $0.3 million related to lease commitments remained in the restructuring accrual to be paid. ARRIS expects the remaining payments to be made by the second quarter of 2006 (end of lease). Below is a table that summarizes the activity in the restructuring reserve (in millions):

	Lease	Employee
	Commitments	Severance	Other Costs	Total
Balance as of December 31, 2002	$2.2	$2.1	$0.5	$4.8
2003 payments	(1.2)	(1.9)	—	(3.1)
Adjustments to accrual	—	(0.2)	(0.5)	(0.7)

Balance as of December 31, 2003	1.0	—	—	1.0
2004 payments	(0.7)	—	—	(0.7)

Balance as of December 31, 2004	0.3	—	—	0.3
First quarter 2005 payments	—	—	—	—

Balance as of March 31, 2005	$0.3	$—	$—	$0.3

In the third quarter of 2001, the Company announced a restructuring plan to outsource the functions of most of its manufacturing facilities. This decision to reorganize was due in part to the ongoing weakness in industry spending patterns. Also during the third quarter of 2001, the Company reserved for lease commitments related to an excess facility in Atlanta. As a result of market conditions at that time, ARRIS had downsized and the facility was vacant. As of March 31, 2005, the remaining $1.2 million balance in the restructuring reserve related to lease terminations and other shutdown costs. The remaining costs are expected to be expended by the end of 2006 (end of lease). Below is a table that summarizes the activity in the accrual account (in millions):

	Lease
	Commitments	Employee
	& Other Costs	Severance	Total
Balance as of December 31, 2002	$2.0	$0.8	$2.8
2003 payments	(2.5)	(0.5)	(3.0)
2003 adjustments to accrual	5.0	(0.2)	4.8

Balance as of December 31, 2003	4.5	0.1	4.6
2004 payments	(3.1)	—	(3.1)
2004 adjustments to accrual	0.1	(0.1)	—

Balance as of December 31, 2004	1.5	—	1.5
First quarter 2005 payments	(0.4)	—	(0.4)
First quarter 2005 adjustments to accrual	0.1	—	0.1

Balance as of March 31, 2005	$1.2	$—	$1.2

Note 8. Inventories

Inventories are stated at the lower of average, approximating first-in, first-out, cost or market. The components of inventory are as follows, net of reserves (in thousands):

	March 31,	December 31,
	2005	2004
	(Unaudited)
Raw material	$1,188	$1,456
Finished goods	75,061	91,180

Total inventories	$76,249	$92,636

Note 9. Property, Plant and Equipment

Property, plant and equipment, at cost, consisted of the following (in thousands):

	March 31,	December 31,
	2005	2004
	(Unaudited)
Land	$1,822	$1,822
Building and leasehold improvements	11,122	11,828
Machinery and equipment	76,042	74,621

	88,986	88,271
Less: Accumulated depreciation	(62,769)	(61,146)

Total property, plant and equipment, net	$26,217	$27,125

Note 10. Goodwill and Intangible Assets

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

The carrying amount of goodwill for both the year ended December 31, 2004 and for the three months ended March 31, 2005 was $150.6 million.

During the first quarter 2005, a decrease in expected future cash flows related to the Atoga product line indicated that the long lived assets associated with these products may be impaired. As a result, the Company analyzed the fair value of those assets, using the expected cash flow approach, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The resulting analysis indicated that the remaining intangibles of $0.2 million were fully impaired and were written off in the quarter.

The gross carrying amount and accumulated amortization of the Company’s intangible assets, other than goodwill, as of March 31, 2005 and December 31, 2004 are as follows (in thousands) :

	March 31, 2005				December 31, 2004
				Net			Net
	Gross		Accumulated	Book	Gross	Accumulated	Book
	Amount	Impairment	Amortization	Value	Amount	Amortization	Value
Existing technology acquired:
Arris Interactive L.L.C.	$51,500	$—	$(51,500)	$—	$51,500	$(51,500)	$—
Cadant, Inc.	53,000	—	(53,000)	—	53,000	(52,661)	339
Atoga Systems	689	(231)	(458)	—	689	(401)	288
Com21	1,929	—	(1,045)	884	1,929	(884)	1,045

Total	$107,118	$(231)	$(106,003)	$884	$107,118	$(105,446)	$1,672

Amortization expense recorded on the intangible assets listed in the above table for the three months ended March 31, 2005 and 2004 was $0.6 million and $8.9 million, respectively. The estimated remaining amortization expense for the next five fiscal years is as follows (in thousands):

2005	$482
2006	$402
2007	$—
2008	$—
2009	$—

Note 11. Long-Term Obligations

Long-term debt, capital lease obligations and other long-term obligations consist of the following (in thousands):

	March 31,	December 31,
	2005	2004
	(Unaudited)
4 1/2% convertible subordinated notes due 2008	$75,000	$75,000
Other liabilities	16,996	16,781

Total long term debt and other long-term liabilities	$91,996	$91,781

On March 18, 2003, the Company issued $125.0 million of 4 1/2% convertible subordinated notes due 2008 (“Notes”). The Notes are convertible, at the option of the holder, at any time prior to maturity, into the Company’s common stock at a conversion price of $5.00 per share, subject to adjustment. Adjustments to the conversion price will occur upon special circumstances, such as the issuance of shares as dividends; issuance of rights, options, or warrants to existing shareholders under certain circumstances; certain combinations or reclassifications of debt; or the completion of a tender offer by the Company for its common stock under certain circumstances. The Notes pay interest semi-annually on March 15 and September 15 of each year. The Company may redeem the Notes at 100% of the principal amount, plus accrued and unpaid interest, subject to certain conditions. If redeemed on or before March 18, 2006, an interest make-whole payment is required. In February 2004, the Company called $50.0 million of the Notes for redemption, and the holders of the called Notes elected to convert those Notes into an aggregate of 10.0 million shares of common stock rather than have the Notes redeemed. Under the indenture’s terms for redemptions prior to March 18, 2006, the Company made a make-whole interest payment of approximately 0.5 million common shares, resulting in a charge of $4.4 million during the first quarter of 2004. As of March 31, 2005 and December 31, 2004, there were $75.0 million of the Notes outstanding.

As of both periods ended March 31, 2005 and December 31, 2004, the Company had approximately $4.0 million outstanding under letters of credit, which are cash collateralized and classified as restricted cash on the Consolidated Balance Sheets.

As of March 31, 2005, the Company had approximately $17.0 million of other long-term liabilities, which included $11.3 million related to its accrued pension, $3.0 million related to its deferred compensation obligations, deferred rental expense of $2.6 million related to landlord funded leasehold improvements, and $0.1 million related to security deposits received. As of December 31, 2004, the Company had approximately $16.8 million of other long-term liabilities, which included $10.9 million related to its accrued pension, $3.0 million related to its deferred compensation obligations, $2.8 million related to landlord funded leasehold improvements, and $0.1 million related to security deposits received.

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

Note 12. Comprehensive Income (Loss)

Total comprehensive income (loss) represents the net change in stockholders’ equity during a period from sources other than transactions with stockholders. For ARRIS, the components of total comprehensive income (loss) include the unrealized gain (loss) on marketable securities and foreign currency translation adjustments. The components of comprehensive income (loss) for the three months ended March 31, 2005 and 2004 are as follows (in thousands):

	March 31,	March 31,
	2005	2004
	(Unaudited)
Net income (loss)	$3,408	$(18,656)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	36	10
Foreign currency translation adjustments	(1)	(39)

Comprehensive income (loss)	$3,443	$(18,685)

Note 13. Sales Information

A significant portion of the Company’s revenue is derived from sales to its top four customers: Cox Communications, Comcast, Liberty Media International (including its affiliates), and Time Warner. Sales to these customers for the three-month periods ended March 31, 2005 and 2004 are set forth below (in thousands):

	Three Months Ended March 31,
	2005	2004
Cox Communications	$28,786	$27,850
% of sales	21.2%	24.9%

Liberty Media International and affiliates	$25,165	$17,245
% of sales	18.5%	15.4%

Comcast	$19,798	$27,667
% of sales	14.6%	24.8%

Time Warner	$16,501	$4,318
% of sales	12.1%	3.9%

No other customer provided more than 10% of total sales for the three months ended March 31, 2005 and 2004.

The Company operates globally and offers products and services that are sold to cable system operators and telecommunications providers. The Company’s products and services are focused in two product categories: Broadband and Supplies & Customer Premises Equipment (“CPE”). Consolidated revenue by principal product and service for the three months ended March 31, 2005 and 2004 were as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Broadband	$69,665	$72,118
Supplies & CPE	66,259	39,510

Total sales	$135,924	$111,628

ARRIS sells its products primarily in North America. The Company’s international revenue is generated from Asia Pacific, Europe, Latin America and Canada. The Asia Pacific market primarily includes China, Hong Kong, Japan, Korea, Singapore, and Taiwan. The European market primarily includes Austria, Belgium, France, Germany, the Netherlands, Poland, Portugal, Spain, and Switzerland. The Latin American market primarily includes Argentina, Chile, Brazil, and Puerto Rico. Sales to international customers were approximately $36.0 million, or 26.4% of total sales for the three months ended March 31, 2005. International sales during the same three month period in 2004 were $24.8 million, or 22.2% of total sales.

As of March 31, 2005, ARRIS held approximately $1.5 million of assets in Ireland, comprised of $0.6 million of cash, $0.1 million of miscellaneous receivables, and $0.8 million of fixed assets. As of December 31, 2004, ARRIS held approximately $2.1 million of assets in Ireland, comprised of $1.3 million of cash and $0.8 million of fixed assets.

Note 14. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the periods indicated (in thousands except per share data):

	Three Months Ended March 31,
	2005	2004
Basic:
Income (loss) from continuing operations	$3,398	$(18,995)
Income (loss) from discontinued operations	10	339

Net income (loss)	$3,408	$(18,656)

Weighted average shares outstanding	87,851	78,829

Basic earnings (loss) per share	$0.04	$(0.24)

Diluted:
Income (loss) from continuing operations	$3,398	$(18,995)
Income (loss) from discontinued operations	10	339

Net income (loss)	$3,408	$(18,656)

Weighted average shares outstanding	87,851	78,829
Net effect of dilutive stock options	2,646	—

Total	90,497	78,829

Diluted earnings (loss) per share	$0.04	$(0.24)

The Notes were antidilutive for both periods presented. The effects of the options and warrants were not presented for the three-month period ended March 31, 2004 as the Company incurred a net loss during that period and inclusion of these securities would have been antidilutive.

Note 15. Subsequent Event

Effective as of May 5, 2005, the ARRIS Board of Directors approved the acceleration of outstanding options with exercise prices equal to $9.06 and above. All of these options were “out-of-the-money”, as the closing stock price on May 5, 2005 was $7.67. This acceleration covers options to purchase approximately 1.4 million shares of common stock, but did not involve any options held by directors or executive officers. The purpose of the acceleration is to reduce the expense associated with these options in accordance with the provisions of SFAS No. 123R, Share-Based Payment, once it becomes effective.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our long-term goal is to continue to increase our leading position as a worldwide provider of broadband access products and services. Our primary market and focus is cable providers or MSOs. To achieve this goal, we have implemented a long-term business strategy that includes the following key elements:

•	Transition to VoIP with an “Everything IP, Everywhere” philosophy and build on current market successes;

•	Leverage our current voice and data business;

•	Strengthen and grow our supplies infrastructure distribution channel;

•	Expand our existing product/services portfolio through internal developments, partnerships and acquisitions;

•	Continually rationalize our product portfolio; and

•	Maintain and improve an already strong capital structure and expense structure.

Below is a summary of key year to date events, accomplishments and actions relative to these strategies:

Transition to VoIP with an “Everything IP, Everywhere” philosophy and build on current market successes

•	MSOs continued to aggressively deploy VoIP and, as a result, E-MTA sales increased significantly quarter over quarter. In the first quarter 2005, we sold 334,000 E-MTA’s as compared to 173,000 in the fourth quarter 2004. We anticipate that demand for this product will continue to increase in 2005 and we are working with our contract manufacturers to increase the supply chain to achieve projected demand.

•	CableLabs selected the “packet bonding” approach to high speed wideband data service envisioned in DOCSIS 3.0. ARRIS has been a proponent of this approach over other alternatives. We believe this positions us well for the evolution of our products.

Leverage our current voice and data business

•	In the first quarter 2005, we granted price reductions to our customers of CBR telephony products in order to extend the life of this product. Although sales of this product have been robust, we anticipate that they will continually decline in 2005 as customers move to VoIP for telephony services.

Expand our existing product/services portfolio through internal developments, partnerships and acquisitions

•	In the first quarter we spent $14.8 million on research and development. Key accomplishments included:

o	The introduction of next generation E-MTAs, including cost reduced versions

o	The introduction of cost reductions within the CMTS product family

o	Continued work on our Keystone D5 Digital Multimedia Termination System product which is expected to be commercially available in the second half of 2005. This new product is currently in trials at a customer.

o	The Cadant C4 achieved Euro-DOCSIS 2.0 certification.

•	We acquired the assets of cXm Broadband, formerly known as coaXmedia. This product line is expected to provide us with extended reach into the MDU and hospitality markets.

Maintain and improve an already strong capital structure and expense structure

•	Approximately $6.9 million of cash was provided from operating activities during the quarter ended March 31, 2005.

•	Improvements were realized in both inventory and accounts receivable management.

Significant Customers

A significant portion of the Company’s revenue is derived from sales to our top four customers: Cox Communications, Comcast, Liberty Media International (including its affiliates), and Time Warner. Our sales to these customers for the three months ended March 31, 2005 and 2004 are set forth below (in thousands):

	Three Months Ended March 31,
	2005	2004
Cox Communications	$28,786	$27,850
% of sales	21.2%	24.9%

Liberty Media International and affiliates	$25,165	$17,245
% of sales	18.5%	15.4%

Comcast	$19,798	$27,667
% of sales	14.6%	24.8%

Time Warner	$16,501	$4,318
% of sales	12.1%	3.9%

No other customer provided more than 10% of total sales for the three months ended March 31, 2005 and 2004.

Comparison of Operations for the Three Months Ended March 31, 2005 and 2004

Net Sales

The table below sets forth our net sales for the three months ended March 31, 2005 and 2004, for each of our product categories (in millions):

	Net Sales
	For the Three Months Ended
	March 31,		Increase (Decrease) – 2005 vs. 2004
	2005	2004	$	%
Product Category:
Broadband	$69.7	$72.1	$(2.4)	(3.3)%
Supplies & CPE	66.2	39.5	26.7	67.6%

Total sales	$135.9	$111.6	$24.3	21.8%

The table below sets forth our domestic and international sales for the three months ended March 31, 2005 and 2004 (in millions):

	Net Sales
	For the Three Months Ended
	March 31,		Increase (Decrease) – 2005 vs. 2004
	2005	2004	$	%
Domestic sales	$99.9	$86.8	$13.1	15.1%
International sales	36.0	24.8	11.2	45.2%

Total sales	$135.9	$111.6	$24.3	21.8%

Broadband Net Sales 2005 vs. 2004

During the first quarter 2005, sales of our Broadband products decreased by approximately 3% as compared to the first quarter 2004. This decrease in Broadband revenue includes the following components:

•	As anticipated, sales of our CBR voice products in the first three months of 2005 declined from the same period in 2004. However, we continued to have robust sales of CBR product to Cox Communications and J:COM. We believe that ultimately the sales of these products will decline through 2005 as customers transition to VoIP. Further, in the first quarter 2005, we provided price reductions to customers to extend the life of the product.

•	The decrease in CBR revenue was partially offset by increased sales of our CMTS product in the first quarter 2005 as compared to the same quarter in 2004, in particular to Liberty Media International (including its affiliates).

Supplies & CPE Net Sales 2005 vs. 2004

Supplies & CPE product revenue increased by approximately 68% in the first quarter 2005, as compared to the first quarter 2004. This increase reflects:

•	Increased sales of our E-MTA product provided the majority of the increase as operators ramped deployment of VoIP. In the first quarter 2005, we sold 334,000 E-MTAs in comparison to approximately 10,000 in the first quarter 2004.

•	Supplies & CPE product revenue internationally increased in the first quarter of 2005 as compared to the same period in 2004, primarily due to an increase in sales of cable modems and E-MTAs to our international customers.

Gross Margin

The table below sets forth our gross margin for the three months ended March 31, 2005 and 2004, for each of our product categories (in millions):

	Gross Margin $
	For the Three Months Ended
	March 31,		Increase (Decrease) – 2005 vs. 2004
	2005	2004	$	%
Product Category:
Broadband	$26.1	$30.0	$(3.9)	(13.0)%
Supplies & CPE	10.7	6.3	4.4	69.8%

Total	$36.8	$36.3	$0.5	1.4%

The table below sets forth our gross margin percentages for the three months ended March 31, 2005 and 2004, for each of our product categories:

	For the Three Months Ended		Percentage Point
	March 31,		Increase (Decrease)
	2005	2004	2005 vs. 2004
Product Category:
Broadband	37.4%	41.6%	(4.2)
Supplies & CPE	16.2%	15.9%	0.3
Total	27.1%	32.5%	(5.4)

Broadband Gross Margin 2005 vs. 2004

The decrease in Broadband gross margin dollars and percentages related primarily to the following factors:

•	Gross margin dollars were impacted by the quarter-over-quarter decrease in Broadband revenue.

•	Price reductions were provided to customers for our CBR product line in the first quarter of 2005, lowering the margin percentage for this product year over year.

•	In the second half of 2004, our next generation DOCSIS 2.0 CMTS was introduced. The initial margin percentages for this product were lower than historical margins due to higher initial product costs. Cost reduction programs are ongoing and a portion of them were implemented in the first quarter of 2005, however, the margin percentages were lower year over year.

Supplies & CPE Gross Margin 2005 vs. 2004

The Supplies & CPE category gross margin dollars and percentages increased. The following factors impacted gross margin quarter over quarter:

•	The increase in revenues year-over-year significantly impacted gross margin dollars. This was predominantly related to our increase in sales of E-MTAs.

•	In the third and fourth quarter of 2004, our Supplies & CPE gross margin percentages were 10.6% and 13.4%, respectively. Implementation of cost reduction programs related to E-MTAs has resulted in improvements in the first quarter 2005. We believe that our Supplies & CPE margins will continue to improve in 2005, but the improvement is dependent upon the impact of, among other factors, achievement of planned cost reductions, product mix, and price reductions granted to customers.

•	During the first quarter of 2004, we recognized a partial recovery with respect to inventory previously written off associated with an Argentinean customer. Of this total gain of $0.9 million, approximately $0.6 million was related to Supplies & CPE products and was recorded in cost of sales, increasing the Supplies & CPE gross margin dollars and percentage (the remaining portion was related to discontinued operations).

The decline in our overall gross margin percentage is impacted by the change in product mix we have experienced year over year. Specifically, sales of our lower margin Supplies & CPE products have grown as a result of the success of the E-MTA and are proportionately a larger element of our revenues year over year. We anticipate that the margin percentages of both product categories will improve in 2005 as further cost reduction are achieved. However, the overall gross margin percentage is significantly impacted by our product mix.

Operating Expenses

The table below provides detail regarding our operating expenses (in millions):

	Operating Expenses
	For the Three Months Ended
	March 31,		Increase (Decrease) – 2005 vs. 2004
	2005	2004	$	%
SG&A	$16.7	$17.5	$(0.8)	(4.6)%
Provision for doubtful accounts	(0.2)	0.1	(0.3)	(300.0)%
R&D	14.8	16.2	(1.4)	(8.6)%
Restructuring & impairment	0.2	6.2	(6.0)	(96.8)%
Amortization of intangibles	0.6	8.9	(8.3)	(93.3)%

Total	$32.1	$48.9	$(16.8)	(34.4)%

Selling, General, and Administrative, or SG&A, Expenses and Provision for Doubtful Accounts

Over the past several years, we have aggressively managed our operating expenses, including the implementation of cost reduction actions. We continue to have a strong focus on maintaining our operating cost structure, and regularly examine other actions that may need to be taken to reduce the cost structure of the business. The quarter over quarter decrease in expenses is directly related to these ongoing cost containment and reduction efforts.

Research & Development Expenses

We continue to aggressively invest in research and development. Our primary focus is on products that allow MSOs to capture new revenues, in particular, high-speed data, VoIP, and Video over IP; however, we also continue to place emphasis on reducing product costs and test equipment costs.

The decrease in R&D expense quarter over quarter is primarily related to a decline in prototype expenses.

Restructuring and Impairment Charges

On a quarterly basis, we review our existing restructuring accruals and make adjustments if necessary. As a result of these evaluations, we recorded a reduction to a restructuring accrual of $0.1 million during the first quarter of 2005, resulting in restructuring income. This adjustment was required due to a change to the initial estimates used. See Note 7 of Notes to the Consolidated Financial Statements.

During the first quarter 2005, indications of impairment related to the long-lived assets associated with our Atoga products arose. As a result, we analyzed the fair value of those assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The resulting analysis indicated that the remaining intangibles of $0.2 million were fully impaired and were written off during the quarter.

During the first quarter of 2004, ARRIS consolidated two facilities in Georgia, giving the Company the ability to house many of its core technology, marketing, and headquarters functions in a single building. This consolidation resulted in a restructuring charge of $6.2 million in the first quarter of 2004 related to lease commitments and the write-off of leasehold improvements.

Amortization of Intangibles

Intangibles amortization expense for the three months ended March 31, 2005 and 2004 was $0.6 million and $8.9 million, respectively. Our intangible assets represent existing technology acquired as a result of the Arris Interactive L.L.C. acquisition in the third quarter 2001, the Cadant, Inc. acquisition in the first quarter 2002, the Atoga Systems’ acquisition in the first quarter 2003, and the Com21 acquisition in the third quarter 2003. The only intangible asset that is not fully amortized as of March 31, 2005, is the existing technology acquired from Com21. See Note 10 of Notes to Consolidated Financial Statements.

Other Expense (Income):

Interest Expense

Interest expense for the first quarter 2005 and 2004 was $1.0 million and $1.6 million, respectively. Interest expense reflects the amortization of deferred finance fees and the interest paid on the Notes. Prior to the partial redemption of $50.0 million of the Notes during the first quarter 2004 (see below), the balance of our outstanding Notes was $125.0 million. This resulted in higher interest expense during the first quarter 2004 as compared to the first quarter 2005.

Loss on Debt Retirement

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

Loss on Investments

We hold certain investments in the common stock of publicly-traded companies and also hold a number of non-marketable equity securities. For further discussion on the classification and the accounting treatment of these investments, see the Investments section within Financial Liquidity and Capital Resources. During the three months ended March 31, 2004, we recognized a loss on investments of $0.9 million.

Equity in Losses of Unconsolidated Affiliate

At the end of 2004, ARRIS held a non-marketable equity security of $0.6 million and a short-term note receivable of $0.5 million from a private company named coaXmedia. On January 31, 2005, we foreclosed on the note receivable. This was a joint proceeding with the other major note holder of the private company. A new L.L.C., named cXm Broadband, was formed with the other major note holder, of which ARRIS held a 25% interest. For two months of the first quarter 2005, ARRIS accounted for the investment in the new L.L.C. using the equity method of accounting. ARRIS’ proportionate amount of the first quarter 2005 losses of the new L.L.C. was $75 thousand.

In March 2005, ARRIS and the other note holder agreed to ARRIS’ acquisition of the other note holder’s interest in cXm Broadband. This transaction closed in April 2005. The product line will be integrated into ARRIS in the second quarter 2005.

Loss in Foreign Currency

During the first quarter 2005, we recorded a foreign currency loss of approximately $0.9 million, primarily driven by the fluctuation of the value of the euro, as compared to the U.S. dollar, as we have several European customers whose receivables and collections are denominated in euros. During the first quarter 2004, the effect of the foreign currency fluctuation on our receivables was immaterial.

Other Expense (Income)

Other expense (income) for the three months ended March 31, 2005 and 2004 was $(0.6) million and $(0.4) million, respectively. The other income recorded during both quarters was primarily interest income.

Discontinued Operations

During the three months ended March 31, 2005, we decreased our accrual by $10 thousand for restructuring liabilities associated with the discontinued operations of the Company’s manufacturing facilities as a result of changes in estimates, which resulted in income from discontinued operations for the first quarter 2005. During the three months ended March 31, 2004, we recognized a partial recovery with respect to amounts previously written off associated with an Argentinean customer. Of this total gain of $0.9 million, approximately $0.3 million was related to discontinued products and was recorded in discontinued operations.

Financial Liquidity and Capital Resources

Overview

One of our key strategies is to maintain and improve our capital structure. The key metrics we focus on are summarized in the table below:

Liquidity & Capital Resources Data

	Three Months Ended March 31,
	2005	2004
	(in millions, except DSO and
	Turns)
Key Working Capital Items
Cash provided by (used in) operating activities	$6.9	$7.8
Cash, cash equivalents, and short-term investments	$107.9	$97.2
Accounts Receivable, net	$63.9	$57.9
Days Sales Outstanding (“DSOs”)	40	47
Inventory	$76.2	$73.4
Inventory turns	4.7	4.0

In managing our liquidity and capital structure, below is a description of key actions and goals implemented:

Inventory & Accounts Receivable Programs

We place a strong emphasis on working capital management, particularly with respect to accounts receivable and inventory. We use turns to evaluate inventory management and days sales outstanding, or DSOs, to evaluate accounts receivable management. As the table above indicates, we have improved our performance, particularly as evidenced by the first quarter 2005 turns of 4.7 and DSOs of 40 days.

Looking forward, we do not anticipate a significant reduction in DSOs. It is possible that DSOs may increase, particularly if the international content of our business increases as international customers typically have longer payment terms.

Redemption of the 2008 Notes

In February 2004, our stock price had risen to the levels required under the indenture where we were entitled to redeem, in full or in part, the notes due 2008. At that time, we gave notice of a partial redemption of $50.0 million (with a “make whole” payment, described elsewhere, to be paid in stock). All redeemed note holders chose to convert their notes into stock, resulting in the issuance of 10.0 million shares of ARRIS common stock.

It is possible that we will redeem additional notes in the future, depending upon our stock price.

Summary of Current Liquidity Position and Potential for Future Capital Raising

We believe our current liquidity position, including approximately $108 million of cash, cash equivalents, and short-term investments on hand as of March 31, 2005, together with the prospects for continued generation of cash from operations are adequate for our short- and medium-term business needs. However, a key part of our overall long-term strategy may be implemented through additional acquisitions. Either in order to be prepared to make acquisitions generally or in connection with particular acquisitions, it is possible that we will raise capital through private, or public, share or debt offerings. We believe we have the ability to access the capital markets upon commercially reasonable terms.

Commitments

Our contractual obligations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004. There has been no material change to our contractual obligations during the first quarter of 2005.

Cash Flow

Below is a table setting forth the key line items of our Consolidated Statements of Cash Flows (in millions):

	For the Three Months Ended
	March 31,
	2005	2004
Cash provided by (used in) operating activities	$6.9	$7.8
Cash provided by (used in) investing	$(5.6)	$(1.7)
Cash provided by (used in) financing	$0.1	$6.2
Net increase (decrease) in cash	$1.5	$12.3

Operating Activities:

Below are the key line items affecting cash from operating activities (in millions):

	For the Three Months Ended
	March 31,
	2005	2004
Net income (loss) after non-cash adjustments	$7.4	$(0.6)
(Increase)/Decrease in accounts receivable	(8.1)	(1.6)
(Increase)/Decrease in inventory	16.4	5.2
All other – net	(8.8)	4.8

Cash provided by operating activities	$6.9	$7.8

•	We generated significant cash flow from the reductions in inventory over the past year. This was the result of a strong management focus on reducing inventory levels. Our first quarter 2005 inventory turns were 4.7, as compared to our first quarter 2004 turns of 4.0.

•	We continue to enjoy strong DSO performance. Our first quarter 2005 DSO was 40 days as compared to our first quarter 2004 DSO of 47 days.

•	While we believe we may be able to further improve our working capital position, future cash flow from operating activities will be more dependent on net income after adjustment for non-cash items.

Investing Activities:

Below are the key line items affecting investing activities (in millions):

	For the Three Months Ended
	March 31,
	2005	2004
Capital expenditures	$(1.9)	$(1.7)
Purchases of short-term investments	(5.0)	(20.0)
Disposals of short-term investments	1.6	20.0
Other	(0.3)	—

Cash provided by (used in) investing activities	$(5.6)	$(1.7)

          Capital Expenditures –

Capital expenditures are mainly for test equipment and computing equipment. We anticipate investing approximately $15.0 million in fiscal year 2005.

          Purchases/Disposals of Short-Term Investments –

This represents purchases and disposals of auction rate securities held as short-term investments.

          Other –

This represents cash investments we have made in cXm Broadband, a private company.

Financing Activities:

Below are the key line items affecting our financing activities (in millions):

	For the Three Months Ended
	March 31,
	2005	2004
Payments on debt obligations	$—	$(0.3)
Proceeds from issuance of stock	0.1	6.5

Cash provided by (used in) financing activities	$0.1	$6.2

Cash provided from financing activities for both quarters presented is primarily related to the exercise of stock options by employees.

Interest Rates

As of March 31, 2005, we did not have any floating rate indebtedness. At March 31, 2005, we did not have any outstanding interest rate swap agreements.

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

We have certain international customers who are billed in their local currency. We use a hedging strategy and enter into forward or currency option contracts based on a percentage of expected foreign currency receipts. The percentage can vary, based on the predictability of cash receipts. We routinely review our accounts receivable in foreign currency and periodically initiate forward or option contracts when appropriate. As of March 31, 2005, we had two option contracts outstanding that expire in June 2005 and December 2005. During the first quarter 2005, we recognized a net loss of $3 thousand related to these contracts.

Financial Instruments

In the ordinary course of business, we, from time to time, will enter into financing arrangements, such as letters of credit, with customers. These agreements could include the granting of extended payment terms that result in longer collection periods for accounts receivable and slower cash inflows from operations and/or could result in the deferral of revenue. As of March 31, 2005 and December 31, 2004, we had approximately $4.0 million outstanding at the end of each period under letters of credit that were cash collateralized. The cash collateral is reported as restricted cash.

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

Investments

We hold certain investments in the common stock of publicly-traded companies which are classified as available for sale. Changes in the market value of these securities are typically recorded in other comprehensive income. These securities are also subject to a periodic impairment review, which requires significant judgment. Because these investments had been below their cost basis for a period greater than six months, an impairment charge of $0.9 million was recorded during the first quarter 2004. As of both March 31, 2005 and December 31, 2004, the carrying value of these investments was $0.

In addition, we hold a number of non-marketable equity securities totaling approximately $1.5 million and $0.8 million at March 31, 2005 and December 31, 2004, respectively, which are classified as available for sale. The non-marketable equity securities are subject to a periodic impairment review, which requires significant judgment as there are no open-market valuations.

As of December 31, 2004, ARRIS held a non-marketable equity security of $0.6 million (included in the total of $0.8 million described above) and a short-term note receivable of $0.5 million from a private company named coaXmedia. Late in 2004, coaXmedia was unsuccessful in attempts to raise additional funds to finance its business. On January 31, 2005, we foreclosed on the note receivable and reclassified the note receivable to our investment in the company. This was a joint proceeding with the other major note holder of the private company. A new L.L.C., named cXm Broadband, was formed with the other major note holder, of which ARRIS held 25% interest. In March 2005, ARRIS and the other note holder agreed to ARRIS’ acquisition of the other note holder’s interest in the L.L.C. This transaction closed in April 2005. The product line will be integrated into ARRIS in the second quarter 2005.

We offered a deferred compensation arrangement, which allowed certain employees to defer a portion of their earnings and defer the related income taxes. As of December 31, 2004, the plan is frozen and no further contributions are allowed. The deferred earnings were invested in a “rabbi trust,” and are accounted for in accordance with Emerging Issues Task Force Issue No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested. A rabbi trust is a funding vehicle used to protect deferred compensation benefits from various events (but not from bankruptcy or insolvency). At March 31, 2005, ARRIS had an accumulated unrealized gain related to the rabbi trust of approximately $0.7 million included in other comprehensive income.

Capital Expenditures

Capital expenditures are made at a level designed to support the strategic and operating needs of the business. ARRIS’ capital expenditures were $1.9 million in the first quarter 2005 as compared to $1.7 million in the first quarter 2004. ARRIS had no significant commitments for capital expenditures at March 31, 2005. Management expects to invest approximately $15.0 million in capital expenditures for the fiscal year 2005.

Critical Accounting Estimates

The accounting and financial reporting policies of the Company are in conformity with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management has discussed the development and selection of the Company’s critical accounting estimates with the audit committee of the Company’s Board of Directors and the audit committee has reviewed the Company’s related disclosures. Our critical accounting policies and estimates are disclosed extensively in our Form 10-K for the year ended December 31, 2004, as filed with the United States Securities and Exchange Commission. Our critical accounting estimates have not changed in any material respect nor have we adopted any new critical policies during the three months ended March 31, 2005.

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

Our performance has been largely dependent on customers’ capital spending for constructing, rebuilding, maintaining or upgrading broadband communications systems. Capital spending in the telecommunications industry is cyclical. A variety of factors will affect the amount of capital spending, and therefore, our sales and profits, including:

•	general economic conditions;

•	availability and cost of capital;

•	other demands and opportunities for capital;

•	regulations;

•	demands for network services;

•	competition and technology;

•	real or perceived trends or uncertainties in these factors; and

•	acceptance of new services offered by our customers.

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

Further, several of our customers have accumulated significant levels of debt and have recently announced, or are expected to announce, financial restructurings, including bankruptcy filings. For example, Adelphia has been operating in bankruptcy since the first half of 2002 and Cabovisao’s Canadian parent, Csii, has been operating under bankruptcy protection since the middle of 2003. Even if the financial health of those companies and other customers improves, we cannot assure you that these customers will be in a position to purchase new equipment at levels we have seen in the past. In addition, the bankruptcy filing of Adelphia in June 2002 has further heightened concerns in the financial markets about the domestic cable industry. The concern, coupled with the current uncertainty and volatile capital markets, has affected the market values of domestic cable operators and may further restrict their access to capital.

The markets in which we operate are intensely competitive, and competitive pressures may adversely affect our results of operations.

The markets for broadband communication systems are extremely competitive and dynamic, requiring the companies that compete in these markets to react quickly and capitalize on change. This will require us to retain skilled and experienced personnel as well as deploy substantial resources toward meeting the ever-changing demands of the industry. We compete with national and international manufacturers, distributors and wholesalers including many companies larger than ARRIS. Our major competitors include:

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

Our four largest customers are Cox Communications, Liberty Media International (including its affiliates), Comcast, and Time Warner. For the quarter ended March 31, 2005, sales to Cox Communications accounted for approximately 21.2% of our total revenues, sales to Liberty Media International accounted for approximately 18.5%, sales to Comcast accounted for 14.6%, and sales to Time Warner accounted for 12.1%. The loss of Cox Communications, Liberty Media International, Comcast, Time Warner, or one of our other large customers, or a significant reduction in the services provided to any of them would have a material adverse impact on our business.

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

Rapidly changing technologies, evolving industry standards, frequent new product introductions and relatively short product life cycles characterize the markets for our products. The technology applications that we are currently developing may not ultimately be successful. Even if the products in development are successfully brought to market, they may not be widely used or we may not be able to successfully exploit these technology applications. To compete successfully, we must quickly design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance and reliability. However, we may not be able to successfully develop or introduce these products if our products:

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

The telecommunications industry has experienced the consolidation of many industry participants, and this trend is expected to continue. For instance, in April 2005, Adelphia announced that its assets were going to be acquired by Comcast and Time Warner. When consolidations occur, it is possible that the acquirer will not continue using the same suppliers, thereby possibly resulting in an immediate or future elimination of sales opportunities for us or our competitors, depending upon who had the business initially.

Consolidations also could result in delays in purchasing decisions by the merged businesses. The purchasing decisions of the merged companies could have a material adverse effect on our business.

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

Acquisitions can involve significant risks.

We routinely consider acquisitions of, or investments in, other businesses. There are a number of risks attendant to any acquisition, including the possibility that we will overvalue the assets to be purchased, that we will not be able to successfully integrate the acquired business or assets, and that we will not be able to produce the expected level of profitability from the acquired business or assets. In addition, we might incur substantial indebtedness in order to finance an acquisition, which could require substantial payments in the future, and we might issue common stock or other securities to pay for an acquisition, in which even the acquisition may ultimately prove to be dilutive to our current stockholders. As a result, the impact of any acquisition on our future performance may not be as favorable as expected and actually may be adverse.

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

We are exposed to various market risk factors such as fluctuating interest rates and changes in foreign currency rates. These risk factors can impact our results of operations, cash flows and financial position. We manage these risks through regular operating and financing activities and periodically use derivative financial instruments such as foreign exchange forward contracts. There can be no assurance that our risk management strategies will be effective.

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

We have an investment portfolio of auction rate securities that are classified as “available for sale” securities, which are classified as short-term investments on the consolidated balance sheets. Although these securities have maturity dates of 15 to 30 years, they have characteristics of short-term investments as the interest rates reset every 28 or 35 days and we have the potential to liquidate them in an auction process. Due to the short duration of these investments, a movement in market interest rates would not have a material impact on our operating results.

In the past, we have used interest rate swap agreements, with large creditworthy financial institutions, to manage our exposure to interest rate changes. These swaps would involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. During the quarter ended March 31, 2005, we did not have any outstanding interest rate swap agreements.

A significant portion of our products are manufactured or assembled in Mexico, the Philippines, China, Taiwan, and other countries outside the United States. Our sales into international markets have been and are expected in the future to be an important part of our business. These foreign operations are subject to the usual risks inherent in conducting business abroad, including risks with respect to currency exchange rates, economic and political destabilization, restrictive actions and taxation by foreign governments, nationalization, the laws and policies of the United States affecting trade, foreign investment and loans, and foreign tax laws.

We have certain international customers who are billed in their local currency. Changes in the monetary exchange rates may adversely affect our results of operations and financial condition. To manage the volatility relating to these typical business exposures, we may enter into various derivative transactions, when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. The euro and the yen are the predominant currencies of those customers who are billed in their local currency. Taking into account the effects of foreign currency fluctuations of the euro and the yen versus the dollar, a hypothetical 10% weakening of the U.S. dollar (as of March 31, 2005) would provide a gain on foreign currency of approximately $1.1 million. Conversely, a hypothetical 10% strengthening of the U.S. dollar would provide a loss on foreign currency of approximately $1.1 million. As of March 31, 2005, we had no material contracts, other than accounts receivable, denominated in foreign currencies.

We regularly review our accounts receivable in foreign currency and purchase forward contracts when appropriate. As of March 31, 2005, we had two forward contracts outstanding which will expire in June 2005 and December 2005. During the first quarter 2005, we recognized a net loss of $3 thousand related to these contracts.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report (the “Evaluation Date”)). Based on that evaluation, such officers concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective as contemplated by the Act.

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

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10.20	Form of Stock Option Grant, filed herewith

10.21	Forms of Restricted Stock Grant, filed herewith

10.22	2004 Stock Incentive Plan, Appendix B of Proxy Statement filed April 19, 2004

31.1	Section 302 Certification of Chief Executive Officer, filed herewith

31.2	Section 302 Certification of Chief Financial Officer, filed herewith

32.1	Section 906 Certification of Chief Executive Officer, filed herewith

32.2	Section 906 Certification of Chief Financial Officer, filed herewith

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARRIS GROUP, INC.
/s/ DAVID B. POTTS
David B. Potts
Executive Vice President, Chief Financial Officer and Chief Information Officer

Dated: May 10, 2005