Form 10-Q
period 2005-06-30
ARRIS GROUP INC
filed 2005-08-09
CIK 1141107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
For the quarter ended June 30, 2005
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
As of July 31, 2005, 103,897,410 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

ARRIS GROUP, INC.
FORM 10-Q
For the Three and Six Months Ended June 30, 2005

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
ARRIS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$97,194	$25,072
Short-term investments, at fair value	—	78,000

Total cash, cash equivalents and short-term investments	97,194	103,072
Restricted cash	4,037	4,017
Accounts receivable (net of allowances for doubtful accounts of $3,063 in 2005 and $3,829 in 2004)	87,900	55,661
Other receivables	288	420
Inventories, net	80,869	92,636
Other current assets	6,700	9,416

Total current assets	276,988	265,222
Property, plant and equipment (net of accumulated depreciation of $64,604 in 2005 and $61,146 in 2004)	26,351	27,125
Goodwill	150,569	150,569
Intangibles (net of accumulated amortization of $106,222 in 2005 and $105,446 in 2004)	1,356	1,672
Investments	3,223	3,620
Other assets	399	2,470

	$458,886	$450,678

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,863	$30,640
Accrued compensation, benefits and related taxes	9,927	14,845
Other accrued liabilities	29,879	32,111

Total current liabilities	70,669	77,596
Long-term debt, net of current portion	—	75,000
Other long-term liabilities	17,211	16,781

Total liabilities	87,880	169,377
Stockholders’ equity:
Preferred stock, par value $1.00 per share, 5.0 million shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share, 320.0 million shares authorized; 103.5 million and 87.7 million shares issued and outstanding in 2005 and 2004, respectively	1,053	889
Capital in excess of par value	727,096	644,838
Accumulated deficit	(346,340)	(357,038)
Unrealized gain on marketable securities	838	706
Unearned compensation	(8,112)	(4,566)
Unfunded pension losses	(3,345)	(3,345)
Cumulative translation adjustments	(184)	(183)

Total stockholders’ equity	371,006	281,301

	$458,886	$450,678

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	$162,201	$120,537	$298,125	$232,165
Cost of sales	121,118	80,185	220,251	155,519

Gross margin	41,083	40,352	77,874	76,646
Gross margin %	25.3%	33.5%	26.1%	33.0%
Operating expenses:
Selling, general and administrative expenses	17,572	18,495	34,243	36,039
Provision for doubtful accounts	(358)	252	(510)	296
Research and development expenses	14,336	16,323	29,137	32,500
Restructuring and impairment charges	198	876	396	7,051
Amortization of intangibles	218	8,927	775	17,849

Total operating expenses	31,966	44,873	64,041	93,735
Operating income (loss)	9,117	(4,521)	13,833	(17,089)
Other expense (income):
Interest expense	1,004	1,081	2,022	2,645
Loss on debt retirement	2,372	—	2,372	4,406
Loss on investments	—	580	—	1,439
Equity loss on unconsolidated affiliate	—	—	75	—
Loss (gain) in foreign currency	(1,078)	136	(143)	139
Other expense (income), net	(481)	(95)	(1,039)	(509)

Income (loss) from continuing operations before income taxes	7,300	(6,223)	10,546	(25,209)
Income tax expense (benefit)	87	37	(65)	46

Net income (loss) from continuing operations	7,213	(6,260)	10,611	(25,255)
Income from discontinued operations	76	832	86	1,171

Net income (loss)	$7,289	$(5,428)	$10,697	$(24,084)

Net income (loss) per common share -
Basic:
Income (loss) from continuing operations	$0.08	$(0.07)	$0.12	$(0.30)
Income from discontinued operations	0.00	0.01	0.00	0.01

Net income (loss)	$0.08	$(0.06)	$0.12	$(0.29)

Diluted:
Income (loss) from continuing operations	$0.08	$(0.07)	$0.12	$(0.30)
Income from discontinued operations	0.00	0.01	0.00	0.01

Net income (loss)	$0.08	$(0.06)	$0.12	$(0.29)

Weighted average common shares:
Basic	88,837	87,113	88,347	82,971

Diluted	91,356	87,113	90,505	82,971

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2005	2004
Operating activities:
Net income (loss)	$10,697	$(24,084)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	5,098	5,326
Amortization of intangibles	775	17,849
Amortization of unearned compensation	1,730	1,624
Amortization of deferred finance fees	305	384
Provision for doubtful accounts	(510)	296
Loss on disposal of fixed assets	131	95
Loss on investments	—	1,439
Equity loss on unconsolidated affiliate	75	—
Loss on debt retirement	2,372	4,406
Impairment of long-lived assets	291	—
Gain on discontinued product lines	(86)	(1,171)
Gain on derivative instrument	(1,230)	—
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(31,479)	(7,344)
Other receivables	132	(537)
Inventory	12,077	4,029
Accounts payable and accrued liabilities	(6,192)	16,466
Other, net	3,694	(4,888)

Net cash provided by (used in) operating activities	(2,120)	13,890

Investing activities:
Purchases of property, plant and equipment	(4,883)	(4,239)
Cash proceeds from sale of property, plant and equipment	40	—
Cash paid for acquisition, net of cash acquired	(89)	(50)
Purchases of short-term investments	(5,000)	(79,750)
Disposals of short-term investments	83,000	30,000
Purchases of equity investment	(259)	—

Net cash provided by (used in) investing activities	72,809	(54,039)

Financing activities:
Payments on capital lease obligations	—	(14)
Payments on debt obligations	—	(1,163)
Proceeds from issuance of stock	1,433	7,041

Net cash provided by (used in) financing activities	1,433	5,864
Net increase (decrease) in cash and cash equivalents	72,122	(34,285)
Cash and cash equivalents at beginning of period	25,072	74,882

Cash and cash equivalents at end of period	$97,194	$40,597

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2005	2004
Noncash investing and financing activities:
Net tangible assets acquired, excluding cash	$799	$—
Investment in acquired company	(1,325)	—
Net liabilities assumed	(76)	50
Intangible assets acquired	691	—

Cash paid for acquisition, net of cash acquired	$89	$50

Landlord funded leasehold improvements	$—	$785

Equity issued in exchange for 4 1/2% convertible subordinated notes due 2008	$75,000	$50,000

Equity issued for make-whole interest payment - 4 1/2% convertible subordinated notes due 2008	$2,372	$4,406
See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Organization and Basis of Presentation
ARRIS Group, Inc. (together with its consolidated subsidiaries, except as the context otherwise indicates, “ARRIS” or the “Company”), headquartered in Suwanee, Georgia, is a leading developer, manufacturer and supplier of telephony, data, video, construction, rebuild and maintenance equipment for the broadband communications industry. The Company provides its customers with products and services that enable reliable, high-speed, two-way broadband transmission of video, telephony, and data. ARRIS operates in one segment, Communications.
The consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements for the periods shown. Additionally, certain prior period amounts have been reclassified to conform to the 2005 financial statement presentation. Interim results of operations are not necessarily indicative of results to be expected from a twelve-month period. These financial statements should be read in conjunction with the Company’s most recently audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the United States Securities and Exchange Commission (“SEC”).
Note 2. Impact of Recently Issued Accounting Standards
In June 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have an impact on the consolidated financial statements.
In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires all companies to measure compensation cost for all share-based payments (including employee stock options and the Employee Stock Purchase Plan) at fair value. ARRIS currently accounts for share-based payments to employees using the intrinsic value method (with the exception of those stock options subject to variable accounting as discussed in Note 3 of Notes to the Financial Statements) and, therefore, generally does not recognize compensation expense for employee stock options as long as the exercise price is equal to the fair value on the grant date. In April 2005, the SEC adopted a new rule that amends the compliance dates for SFAS No. 123R. Under the SEC’s new rule, the Company is required to adopt SFAS No. 123R beginning January 1, 2006. The Company is currently evaluating whether it will early adopt SFAS No. 123R and the expected impact that the transition will have on future results of operations. See Note 3 of Notes to the Consolidated Financial Statements for further discussion.
In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. The standard requires that nonmonetary asset exchanges should be recorded and measured at the fair value of the assets exchanged, with certain exceptions. Productive assets must be accounted for at fair value, rather than at carryover basis, unless neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or the transactions lack commercial substance. SFAS No. 153 states that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 becomes effective as of January 1, 2006. ARRIS does not expect the adoption of SFAS No. 153 to have a material impact on its results of operations.
In November 2004, the FASB issued SFAS No. 151, Inventory Costs — An Amendment of ARB No. 43, Chapter 4. SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs, and waste material be recognized as current period expense. Further, the standard requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 becomes effective as of January 1, 2006. ARRIS does not expect the adoption of SFAS No. 151 to have a material impact on its results of operations.
Note 3. Stock-Based Compensation
The Company uses the intrinsic value method for valuing its awards of stock options and restricted stock and records the related compensation expense, if any, in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. With the exception of the variable stock option expense discussed below, no other stock-based employee or director compensation cost for stock options is reflected in net income (loss), as all options granted have exercise prices equal to the market value of the underlying common stock on the date of grant. The Company records compensation expense related to its restricted stock awards and director stock units. The following table illustrates the effect on net income (loss) and earnings (loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-based Compensation — Transition and Disclosure, to all stock-based employee compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	(in thousands, except per share data)
	(unaudited)
	2005	2004	2005	200
Net income (loss), as reported	$7,289	$(5,428)	$10,697	$(24,084)
Add: Stock-based employee compensation included in reported net income (loss), net of taxes	1,188	575	1,730	1,624
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of taxes	(8,945)	(3,972)	(11,627)	(7,205)

Net income (loss), pro forma	$(468)	$(8,825)	$800	$(29,665)

Net income (loss) per common share:

Basic — as reported	$0.08	$(0.06)	$0.12	$(0.29)

Basic — pro forma	$(0.01)	$(0.10)	$0.01	$(0.36)

Diluted — as reported	$0.08	$(0.06)	$0.12	$(0.29)

Diluted — pro forma	$(0.01)	$(0.10)	$0.01	$(0.36)

Effective as of May 5, 2005, the ARRIS Board of Directors approved the acceleration of outstanding options with exercise prices equal to $9.06 and above. All of these options were “out-of-the-money” at the time of acceleration, as the closing stock price on May 5, 2005 was $7.67. The acceleration covered options to purchase approximately 1.4 million shares of common stock, but did not involve any options held by directors or executive officers. The purpose of the acceleration was to reduce the expense that would be associated with these options in accordance with the provisions of SFAS No. 123R, Share-Based Payment, once adopted. The total stock-based employee compensation, presented in the table above, of $8.9 million and $11.6 million for the three and six month periods ended June 30, 2005, respectively, includes expense of approximately $5.7 million related to the acceleration of these options.
In 2003, the Company offered to all eligible employees the opportunity to exchange certain outstanding stock options for restricted shares of ARRIS common stock. The Company’s Board of Directors and its eight most highly compensated executive officers during 2002 were not eligible to participate in the offer. Employees tendered approximately 76% of the options eligible to be exchanged under the program and ARRIS cancelled options to purchase approximately 4.7 million shares of common stock and granted approximately 1.5 million restricted shares in exchange. In accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, the Company recorded a fixed compensation expense equal to the fair market value of the shares of restricted stock granted through the offer; this cost is being amortized over the four-year vesting period for the restricted shares. All eligible options that were not tendered for exchange are subject to variable accounting. The variable accounting charge will fluctuate in accordance with the market price of the ARRIS common stock at the end of each accounting period until such stock options are exercised, forfeited, or expire unexercised. Compensation expense (income) for those options subject to variable accounting was $0.2 million and $(0.2)

million for the three months ending June 30, 2005 and June 30, 2004, respectively, and $0.2 million and $0 million for the six months ending June 30, 2005 and June 30, 2004, respectively.
The table below summarizes the number of options, exercise price and cumulative expense through June 30, 2005 related to substantially all of those options subject to variable accounting (unaudited).

	(b)	(c)		(e)		(g)
	Market	Net		Total		Variable
(a)	Value at	Market	(d)	Incremental	(f)	Accounting
Exercise	June 30,	Value	Options	Market Value	Percentage	Expense	Expiration
Price	2005	(b-a)	Outstanding	(c*d)	Vested	(e*f)	Date
			(in 000s)	(in 000s)		(in 000s)
$8.00	$8.71	$0.71	50.7	$36.0	100.00%	$36.0	December 2010
$8.12	$8.71	$0.59	325.8	192.2	93.75%	180.2	January 2012
$10.20	$8.71	$0.00	549.8	0.0	100.00%	0.0	August 2011
$10.32	$8.71	$0.00	106.6	0.0	100.00%	0.0	January 2012
$38.94	$8.71	$0.00	34.9	0.0	100.00%	0.0	January 2010

						$216.2

Note 4. Pension Benefits
Components of Net Periodic Pension Benefit Cost

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
	(unaudited)
Service cost	$105	$142	$248	$283
Interest cost	360	316	715	631
Expected return (loss) on plan assets	(266)	(224)	(518)	(447)
Amortization of prior service cost	110	139	229	279
Amortization of net (gain) loss	(27)	(23)	(40)	(46)

Net periodic pension cost	$282	$350	$634	$700

Employer Contributions
No minimum funding contributions are required in 2005; however, the Company may make voluntary contributions. During the three and six months ended June 30, 2005, the Company contributed $16,000 and $32,000, respectively, to the plan.
Note 5. Guarantees
Warranty
ARRIS provides warranties of various lengths to customers based on the specific product and the terms of individual agreements. The Company provides for the estimated cost of product warranties based on historical trends, the embedded base of product in the field, failure rates, and repair costs at the time revenue is recognized. Expenses related to product defects and unusual product warranty problems are recorded in the period that the problem is identified. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers, the estimated warranty obligation could be affected by changes in ongoing product failure rates, material usage and service delivery costs incurred in correcting a product failure, as well as specific product failures outside of ARRIS’ baseline experience. If actual product failure rates, material usage or service delivery costs differ from estimates, revisions (which could be material) would be recorded as increases to the warranty liability. ARRIS evaluates its warranty obligations on an individual product basis.

The Company offers extended warranties and support service agreements on certain products. Revenue from these agreements is deferred at the time of the sale and recognized on a straight-line basis over the contract period. Costs of services performed under these types of contracts are charged to expense as incurred, which approximates the timing of the revenue stream.
Information regarding the changes in ARRIS’ aggregate product warranty liabilities was as follows for the six month period ended June 30, 2005 (in thousands):

Balance at December 31, 2004	$5,453
Accruals related to warranties (including changes in estimates)	2,754
Settlements made (in cash or in kind)	(1,674)

Balance at June 30, 2005	$6,533

Note 6. Discontinued Operations
In 2002, the Company sold its Keptel telecommunications and Actives product lines for net proceeds of $30.0 million and $31.8 million, respectively. As of June 30, 2005, approximately $32,000 related to outside fees remained in an accrual to be paid. The remaining payments are expected to be made in 2005.
During the first quarter 2004, the Company recognized a partial recovery with respect to inventory previously written off associated with an Argentinean customer. Of the total gain of $0.9 million, approximately $0.3 million related to the discontinued operations of the Actives and Keptel product lines. During the second quarter 2004, the Company recorded income from discontinued operations of $0.8 million with respect to the Actives and Keptel product lines as a result of changes in estimates related to real estate, vendor liabilities, and other accruals. During the first and second quarters 2005, the Company adjusted its reserves for discontinued operations by reducing the accrual by $10,000 and $76,000, respectively, for various vendor liabilities and certain other costs as a result of the favorable resolution of such liabilities, resulting in income from discontinued operations. As of June 30, 2005, approximately $18,000 related to severance remained in an accrual to be paid. The remaining payments are expected to be made in 2005.
Note 7. Business Acquisition
Acquisition of cXm Broadband
On April 1, 2005, the Company acquired the remaining 75% of the membership interest of cXm Broadband L.L.C., an entity that was previously accounted for under the equity method of accounting. From January 31, 2005 through March 31, 2005, ARRIS held a 25% ownership stake in the company. ARRIS decided to acquire the remaining membership interest in order to expand its existing Broadband product portfolio and to penetrate the Korean market for high speed data access into multi-dwelling units. ARRIS acquired the remaining ownership percentage from the other shareholder for cash of $0.2 million and the assumption of certain liabilities. The preliminary purchase price also includes the Company’s existing $1.3 million equity investment in the L.L.C.

The following is a summary of the preliminary purchase price allocation to record our purchase of the net assets of cXm Broadband and is based upon an independent valuation of the assets. The preliminary purchase price was equal to the net tangible and intangible assets acquired (in thousands):

Cash paid to other shareholder	$67
Acquisition costs (legal fees, valuation fees)	22
Equity investment balance	1,325
Assumption of certain liabilities of cXm Broadband	76

Adjusted preliminary purchase price	$1,490

Allocation of preliminary purchase price:
Net tangible assets acquired	$799
Existing technology and customer value (to be amortized over 3 years)	691

Total allocated preliminary purchase price	$1,490

Note 8. Restructuring and Impairment Charges
The Company’s restructuring activities occurring after December 31, 2002 are accounted for in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Prior to December 31, 2002, all restructuring activities were accounted for in accordance with Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).
On December 31, 2004, the Company announced that it would close its office in Fremont, California, which previously housed the Atoga Systems product line. The marketing and support for certain products acquired as part of the Atoga Systems acquisition were transferred to other locations. The Company decided to close the office in order to reduce operating costs through consolidation of its facilities. The closure affected seven employees. In connection with these actions, the Company recorded a net charge of approximately $0.3 million in the fourth quarter of 2004, which included approximately $0.1 million related to remaining lease payments and $0.2 million of severance charges. As of June 30, 2005, less than $13,000 remained in the restructuring accrual to be paid. ARRIS expects the remaining payments to be made in 2005. Below is a table that summarizes the activity in the restructuring reserve (in millions):

	Lease
	Commitments	Severance	Total
Balance as of December 31, 2003	$—	$—	$—
2004 Provision	0.1	0.2	0.3

Balance as of December 31, 2004	0.1	0.2	0.3
First quarter 2005 payments	—	(0.2)	(0.2)

Balance as of March 31, 2005	0.1	—	0.1
Second quarter 2005 payments	(0.1)	—	(0.1)

Balance as of June 30, 2005	$—	$—	$—

During the first quarter of 2004, ARRIS consolidated two facilities in Georgia, giving the Company the ability to house many of its core technology, marketing, and corporate headquarters functions in a single building. This consolidation resulted in a restructuring charge of $6.2 million in the first quarter of 2004 related to lease commitments and the write-off of leasehold improvements and other fixed assets. As of June 30, 2005, approximately $3.1 million related to the lease commitments remained in the restructuring accrual to be paid. ARRIS expects the remaining payments to be made by the second quarter of 2009 (end of lease). Below is a table that summarizes the activity in the restructuring reserve (in millions):

	Writedown of
	Leasehold	Lease
	Improvements	Commitments	Total
Balance as of December 31, 2003	$—	$—	$—
2004 Provision	1.1	5.1	6.2
Non-cash expense (disposal of assets)	(1.1)	—	(1.1)
2004 payments	—	(1.2)	(1.2)
Adjustments to accrual	—	0.2	0.2

Balance as of December 31, 2004	—	4.1	4.1
First quarter 2005 payments	—	(0.4)	(0.4)
First quarter 2005 adjustments to accrual	—	(0.2)	(0.2)

Balance as of March 31, 2005	—	3.5	3.5
Second quarter 2005 payments	—	(0.4)	(0.4)

Balance as of June 30, 2005	$—	$3.1	$3.1

On October 30, 2002, the Company announced that it would close its office in Andover, Massachusetts, which was primarily a product development and repair facility. The Company decided to close the office in order to reduce operating costs through consolidation of its facilities. The closure affected approximately 75 employees. In connection with these actions, the Company recorded a net charge of approximately $7.1 million in the fourth quarter of 2002. Included in this restructuring charge was approximately $2.2 million related to remaining lease payments, $2.7 million of fixed asset write-offs, $2.2 million of severance, and $0.5 million of other costs, net of a reduction of a bonus accrual related to the severed employees of $0.5 million. During the second quarter 2005, the Company satisfied the lease payment and the restructuring accrual was fully settled as of June 30, 2005. Below is a table that summarizes the activity in the restructuring reserve (in millions):

	Lease	Employee
	Commitments	Severance	Other Costs	Total
Balance as of December 31, 2002	$2.2	$2.1	$0.5	$4.8
2003 payments	(1.2)	(1.9)	—	(3.1)
Adjustments to accrual	—	(0.2)	(0.5)	(0.7)

Balance as of December 31, 2003	1.0	—	—	1.0
2004 payments	(0.7)	—	—	(0.7)

Balance as of December 31, 2004	0.3	—	—	0.3
First quarter 2005 payments	—	—	—	—

Balance as of March 31, 2005	0.3	—	—	0.3
Second quarter 2005 payments	(0.4)	—	—	(0.4)
Second quarter 2005 adjustments to accrual	0.1	—	—	0.1

Balance as of June 20, 2005	$—	$—	$—	$—

In the third quarter of 2001, the Company announced a restructuring plan to outsource the functions of most of its manufacturing facilities. This decision to reorganize was due in part to the ongoing weakness in industry spending patterns. Also during the third quarter of 2001, the Company reserved for lease commitments related to an excess facility in Atlanta. As a result of market conditions at that time, ARRIS had downsized and the facility was vacant. As of June 30, 2005, the remaining $1.0 million balance in the restructuring reserve related to lease terminations and other shutdown costs. The remaining costs are expected to be expended by the end of 2006 (end of lease). Below is a table that summarizes the activity in the accrual account (in millions):

	Lease
	Commitments	Employee
	& Other Costs	Severance	Total
Balance as of December 31, 2002	$2.0	$0.8	$2.8
2003 payments	(2.5)	(0.5)	(3.0)
2003 adjustments to accrual	5.0	(0.2)	4.8

Balance as of December 31, 2003	4.5	0.1	4.6
2004 payments	(3.1)	—	(3.1)
2004 adjustments to accrual	0.1	(0.1)	—

Balance as of December 31, 2004	1.5	—	1.5
First quarter 2005 payments	(0.4)	—	(0.4)
First quarter 2005 adjustments to accrual	0.1	—	0.1

Balance as of March 31, 2005	1.2	—	1.2

Second quarter 2005 payments	(0.1)	—	(0.1)
Second quarter 2005 adjustments to accrual	(0.1)	—	(0.1)

Balance as of June 30, 2005	$1.0	$—	$1.0

Note 9. Inventories

Inventories are stated at the lower of average, approximating first-in, first-out, cost or market. The components of inventory are as follows, net of reserves (in thousands):

	June 30,	December 31,
	2005	2004
	(Unaudited)
Raw material	$2,245	$1,456
Finished goods	78,624	91,180

Total net inventories	$80,869	$92,636

Note 10. Property, Plant and Equipment
Property, plant and equipment, at cost, consisted of the following (in thousands):

	June 30,	December 31,
	2005	2004
	(Unaudited)
Land	$1,822	$1,822
Building and leasehold improvements	11,142	11,828
Machinery and equipment	77,991	74,621

	90,955	88,271
Less: Accumulated depreciation	(64,604)	(61,146)

Total property, plant and equipment, net	$26,351	$27,125

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

The carrying amount of goodwill for both the year ended December 31, 2004 and for the six months ended June 30, 2005 was $150.6 million.
During the first quarter 2005, a decrease in expected future cash flows related to the Atoga product line indicated that the long-lived assets associated with these products may be impaired. As a result, the Company analyzed the fair value of those assets, using the expected cash flow approach, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The resulting analysis indicated that the remaining intangibles of $0.2 million were fully impaired and were written off in the first quarter 2005. There were no additional assets deemed to be impaired in the second quarter 2005.
The gross carrying amount and accumulated amortization of the Company’s intangible assets, other than goodwill, as of June 30, 2005 and December 31, 2004 are as follows (in thousands ) :

	June 30, 2005				December 31, 2004
				Net			Net
	Gross		Accumulated	Book	Gross	Accumulated	Book
	Amount	Impairment	Amortization	Value	Amount	Amortization	Value

Existing technology acquired:
Arris Interactive L.L.C	$51,500	$—	$(51,500)	$—	$51,500	$(51,500)	$—
Cadant, Inc.	53,000	—	(53,000)	—	53,000	(52,661)	339
Atoga Systems	689	(231)	(458)	—	689	(401)	288
Com21	1,929	—	(1,206)	723	1,929	(884)	1,045
cXm Broadband	691	—	(58)	633	—	—	—

Total	$107,809	$(231)	$(106,222)	$1,356	$107,118	$(105,446)	$1,672

Amortization expense recorded on the intangible assets listed in the above table for the three and six months ended June 30, 2005 was $0.2 million and $0.8 million, respectively, and compares to expense of $8.9 million and $17.8 million, respectively, for the same periods in 2004. The estimated remaining amortization expense for the next five fiscal years is as follows (in thousands):

2005	$436
2006	$632
2007	$230
2008	$58
2009	$—
Note 12. Long-Term Obligations
Long-term debt, capital lease obligations and other long-term obligations consist of the following (in thousands):

	June 30,	December 31,
	2005	2004
	(unaudited)
4 1/2% convertible subordinated notes due 2008	$—	$75,000
Other liabilities	17,211	16,781

Total long term debt and other long-term liabilities	$17,211	$91,781

On March 18, 2003, the Company issued $125.0 million of 4 1/2% convertible subordinated notes due 2008 (“Notes”). The Notes were convertible, at the option of the holder, at any time prior to maturity, into the Company’s common stock at a conversion price of $5.00 per share, subject to adjustment. In February 2004, the Company called $50.0 million of the Notes for redemption, and the holders of the called Notes elected to convert those Notes into an aggregate of 10.0 million shares of common stock rather than have the Notes redeemed. The Company also made a make-whole interest payment of approximately 0.5 million common shares, resulting in a charge of $4.4 million during the first quarter of 2004. In May 2005, the Company called the remaining $75.0 million of the Notes for redemption, and the holders of the Notes elected to convert the notes into 15.0 million shares of common stock rather than have the Notes redeemed. The Company made a make-whole interest payment of approximately 0.3 million shares, resulting in a charge of $2.3 million during the second quarter 2005. As of June 30, 2005, the Notes have been fully converted and the Company has no long term debt.
As of June 30, 2005 and December 31, 2004, the Company had approximately $4.0 million outstanding under letters of credit, which are cash collateralized and classified as restricted cash on the Consolidated Balance Sheets.
As of June 30, 2005, the Company had approximately $17.2 million of other long-term liabilities, which included $11.6 million related to its accrued pension, $3.0 million related to its deferred compensation obligations, deferred rental expense of $2.5 million related to landlord funded leasehold improvements, and $0.1 million related to security deposits received. As of December 31, 2004, the Company had approximately $16.8 million of other long-term liabilities, which included $10.9 million related to its accrued pension, $3.0 million related to its deferred compensation obligations, $2.8 million related to landlord funded leasehold improvements, and $0.1 million related to security deposits received.
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
Note 13. Comprehensive Income (Loss)
Total comprehensive income (loss) represents the net change in stockholders’ equity during a period from sources other than transactions with stockholders. For ARRIS, the components of total comprehensive income (loss) include the unrealized gain (loss) on marketable securities and foreign currency translation adjustments. The components of comprehensive income (loss) for the three and six months ended June 30, 2005 and 2004 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)
	2005	2004	2005	2004
Net income (loss)	$7,289	$(5,428)	$10,697	$(24,084)
Other comprehensive income (loss):	—
Change in translation adjustments.	—	231	(1)	241
Change in unfunded pension losses	—	—	—	—
Change in unrealized gain (loss) on marketable securities	96	2	132	(37)

Comprehensive income (loss)	$7,385	$(5,195)	$10,828	$(23,880)

Note 14. Sales Information
A significant portion of the Company’s revenue is derived from sales to its top five customers: Comcast, Liberty Media International (including its affiliates), Cox Communications, Charter Communications and Time Warner. Sales to these customers for the three and six month periods ended June 30, 2005 and 2004 are set forth below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)
	2005	2004	2005	2004
Comcast	$27,527	$36,334	$47,325	$64,001
% of sales	17.0%	30.1%	15.9%	27.6%

Liberty Media (including affiliates)	$25,846	$18,681	$51,011	$35,926
% of sales	15.9%	15.5%	17.1%	15.5%

Cox Communications	$25,589	$23,949	$54,375	$51,799
% of sales	15.8%	19.9%	18.2%	22.3%

Charter Communications	$18,947	$3,704	$26,005	$8,327
% of sales	11.7%	3.1%	8.7%	3.6%

Time Warner	$17,191	$6,213	$33,692	$10,531
% of sales	10.6%	5.2%	11.3%	4.5%
No other customer provided more than 10% of total sales for the three or six months ended June 30, 2005 or 2004.
The Company operates globally and offers products and services that are sold to cable system operators and telecommunications providers. The Company’s products and services are focused in two product categories: Broadband and Supplies & Customer Premises Equipment (“CPE”). Consolidated revenue by principal product and service for the three and six months ended June 30, 2005 and 2004 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)
	2005	2004	2005	2004
Broadband	$71,233	$78,814	$140,885	$150,932
Supplies and CPE	90,968	41,723	157,240	81,233

Total sales	$162,201	$120,537	$298,125	$232,165

ARRIS sells its products primarily in North America. The Company’s international revenue is generated from Asia Pacific, Europe, Latin America and Canada. The Asia Pacific market primarily includes China, Hong Kong, Japan, Korea, Singapore, and Taiwan. The European market primarily includes Austria, Belgium, France, Germany, the Netherlands, Poland, Portugal, Spain, and Switzerland. The Latin American market primarily includes Argentina, Chile, Brazil, and Puerto Rico. Sales to international customers were approximately $44.1 million, or 27.2% of total sales and $80.0 million, or 26.8% of total sales for the three and six months ended June 30, 2005. International sales during the same periods in 2004 were $27.1 million, or 22.5% of total sales and $51.9 million, or 22.3% of total sales.
As of June 30, 2005, ARRIS held approximately $1.5 million of assets in Ireland, comprised of $0.5 million of cash, $0.1 million of miscellaneous receivables, and $0.9 million of fixed assets. As of December 31, 2004, ARRIS held approximately $2.1 million of assets in Ireland, comprised of $1.3 million of cash and $0.8 million of fixed assets.

Note 15. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the periods indicated (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
		(unaudited)
	2005	2004	2005	2004
Basic:
Income (loss) from continuing operations	$7,213	$(6,260)	$10,611	$(25,255)
Income (loss) from discontinued operations	76	832	86	1,171

Net income (loss)	$7,289	$(5,428)	$10,697	$(24,084)

Weighted average shares outstanding	88,837	87,113	88,347	82,971

Basic earnings (loss) per share	$0.08	$(0.06)	$0.12	$(0.29)

Diluted:
Income (loss) from continuing operations	$7,213	$(6,260)	$10,611	$(25,255)
Income (loss) from discontinued operations	76	832	86	1,171

Net income (loss)	$7,289	$(5,428)	$10,697	$(24,084)

Weighted average shares outstanding	88,837	87,113	88,347	82,971
Net effect of dilutive equity awards	2,519	—	2,158	—

Total	91,356	87,113	90,505	82,971

Diluted earnings (loss) per share	$0.08	$(0.06)	$0.12	$(0.29)

The Notes were antidilutive for all periods presented. The effects of the options and warrants were not presented for the three and six month periods ended June 30, 2004 as the Company incurred a net loss during that period and inclusion of these securities would have been antidilutive.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Our long-term goal is to continue to increase our leading position as a worldwide provider of broadband access products and services. Our primary market and focus is cable providers or MSOs. To achieve this goal, we have implemented a long-term business strategy that includes the following key elements:
•	Transition to VoIP with an “Everything IP, Everywhere” philosophy and build on current market successes;

•	Leverage our current voice and data business;

•	Strengthen and grow our supplies infrastructure distribution channel;

•	Expand our existing product/services portfolio through internal developments, partnerships and acquisitions;

•	Continually rationalize our product portfolio; and

•	Maintain and improve an already strong capital structure and expense structure.
Below is a summary of key year to date events, accomplishments and actions relative to these strategies:
Transition to VoIP with an “Everything IP, Everywhere” philosophy and build on current market successes
•	MSOs continued to aggressively deploy VoIP and, as a result, sales of embedded multimedia terminal adapters (“E-MTA”) increased significantly quarter over quarter. In the second quarter 2005, we sold over 567,000 E-MTAs as compared to 334,000 in the first quarter 2005 and 30,000 in the second quarter 2004. We anticipate that demand for this product will continue to increase in 2005, and we are working with our contract manufacturers to achieve projected demand.

•	CableLabs selected the “packet bonding” approach to high speed wideband data service envisioned in DOCSIS 3.0. ARRIS has been a proponent of this approach over other alternatives. We believe this positions us well for the evolution of our products.

•	We further diversified our customer base through the first six months of 2005, adding new customers for our products and, in the second quarter, expanding our 10 percent customer list to five, with the addition of Charter to the list.
Leverage our current voice and data business
•	In the first quarter 2005, we granted price reductions to our customers of constant bit rate (“CBR”) telephony products in order to extend the life of this product. Although sales of this product have been robust, we anticipate that they will continually decline in 2005 as customers move to VoIP for telephony services.
•	In the second quarter we spent $14.3 million on research and development. Included in the quarterly expenses was a benefit of approximately $1.2 million representing funding received from a customer related to development work that ARRIS performed for it. Excluding this reimbursement, our research and development expenses in the second quarter 2005 were approximately $15.5 million. Through the first six months of 2005, we spent approximately $29.1 million on research and development. Key accomplishments included:
o	The introduction of next generation E-MTAs, including cost reduced versions.

o	The introduction of cost reductions within the CMTS product family.

o	Continued work on our Keystone D5 Digital Multimedia Termination System product which is expected to be commercially available in the second half of 2005. This new product is currently in trial with a customer.

o	The Cadant C4 achieved Euro-DOCSIS 2.0 certification.

o	Continued work on a multi-line E-MTA for use by our customers in multi-dwelling units (“MDU”) and businesses. We expect to launch this product in the fourth quarter of 2005.

o	Continued work on a session initiated protocol (“SIP”) based version of our E-MTA for Eastern European and Asian customers. We expect to launch this product in the fourth quarter of 2005.
•	We acquired the assets of cXm Broadband, formerly known as coaXmedia. The product line included in these assets is expected to provide us with extended reach into the MDU and hospitality markets.
Maintain and improve an already strong capital structure and expense structure
•	We called for redemption the balance of our 2008 Notes in the second quarter 2005. All holders of the Notes chose to convert their holdings into shares resulting in the issuance of 15.3 million shares. We now have no long-term debt.

•	Through the first six months of 2005, we consumed $2.1 million of cash for operating activities, and we used approximately $31.5 million to fund higher accounts receivable levels resulting from our increased sales. In the same period, we generated approximately $19.6 million from our net income, after adjusting for non-cash items.

•	Our inventory and accounts receivable performance continues to be strong, with DSOs of 43 days and inventory turns of 6.2 in the second quarter 2005.
Significant Customers
A significant portion of the Company’s revenue is derived from sales to its top five customers: Comcast, Liberty Media International (including its affiliates), Cox Communications, Charter Communications and Time Warner. Sales to these customers for the three and six month periods ended June 30, 2005 and 2004 are set forth below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)
	2005	2004	2005	2004
Comcast	$27,527	$36,334	$47,325	$64,001
% of sales	17.0%	30.1%	15.9%	27.6%

Liberty Media (including affiliates)	$25,846	$18,681	$51,011	$35,926
% of sales	15.9%	15.5%	17.1%	15.5%

Cox Communications	$25,589	$23,949	$54,375	$51,799
% of sales	15.8%	19.9%	18.2%	22.3%

Charter Communications	$18,947	$3,704	$26,005	$8,327
% of sales	11.7%	3.1%	8.7%	3.6%

Time Warner	$17,191	$6,213	$33,692	$10,531
% of sales	10.6%	5.2%	11.3%	4.5%
No other customer provided more than 10% of total sales for the three or six months ended June 30, 2005 or 2004.

Comparison of Operations for the Three and Six Months Ended June 30, 2005 and 2004
Net Sales
The table below sets forth our net sales for the three and six months ended June 30, 2005 and 2004, for each of our product categories (in millions):

	Net Sales				Increase (Decrease) Between 2005 and 2004
	For the Three Months		For the Six Months		For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,		Ended June 30		Ended June 30
	2005	2004	2005	2004	$	%	$	%
Product Category:
Broadband	$71.2	$78.8	$140.9	$150.9	$(7.6)	(10%)	$(10.0)	(7%)
Supplies & CPE	91.0	41.7	157.2	81.3	49.3	118%	75.9	93%

Total sales	$162.2	$120.5	$298.1	$232.2	$41.7	35%	$65.9	28%

The table below sets forth our domestic and international sales for the three and six months ended June 30, 2005 and 2004 (in millions):

	Net Sales				Increase (Decrease) Between 2005 and 2004
	For the Three Months		For the Six Months		For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,		Ended June 30		Ended June 30
	2005	2004	2005	2004	$	%	$	%
Domestic	$118.1	$93.4	$218.1	$180.3	$24.7	26%	$37.8	21%
International	44.1	27.1	80.0	51.9	17.0	63%	28.1	54%

Total sales	$162.2	$120.5	$298.1	$232.2	$41.7	35%	$65.9	28%

Broadband Net Sales 2005 vs. 2004
During the three and six months ended June 30, 2005, sales of our Broadband products decreased by approximately 10% and 7% as compared to the same periods from the prior year. These decreases in Broadband revenue are the result of:
•	As anticipated, sales of our CBR voice products in the first half of 2005 declined from 2004. However, we continued to have robust sales of CBR product to Cox Communications and J: COM. We believe that the sales of these products gradually will decline through 2005 as our customers transition to VoIP. Further, in the first half of 2005, we provided price reductions to customers to extend the life of the product.

•	Sales of our CMTS products for the first six months of 2005 increased from the same period in 2004, partially offsetting the decrease in CBR product sales. Sales to Comcast were down as it purchased larger volumes of fully loaded chassis in 2004; however, this was offset by higher sales to multiple customers, most notably Charter, as our CMTS products continue to gain customer acceptance.
Supplies & CPE Net Sales 2005 vs. 2004
Supplies & CPE product revenue increased by approximately 118% and 93% in the three and six month periods ended June 30, 2005, as compared to the same periods from 2004. These increases reflect:
•	Increased sales of our E-MTA product provided the majority of the increase as operators ramped deployment of VoIP. In the three and six months ended June 30, 2005, we sold 567,000 and 901,000 thousand E-MTAs, as compared to approximately 30,000 thousand and 40,000 thousand units during the same periods in 2004.

•	Supplies & CPE product revenue internationally increased in 2005 as compared 2004, primarily due to an increase in sales of cable modems and E-MTAs to our international customers.

Gross Margin
The table below sets forth our gross margin for the three and six months ended June 30, 2005 and 2004, for each of our product categories (in millions):

	Gross Margin $				Increase (Decrease) Between 2005 and 2004
	For the Three Months		For the Six Months		For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,		Ended June 30		Ended June 30
	2005	2004	2005	2004	$	%	$	%
Product Category:
Broadband	$27.4	$34.1	$53.5	$64.1	$(6.7)	(20%)	$(10.6)	(17%)
Supplies & CPE	13.7	6.3	24.4	12.5	7.4	117%	11.9	95%

Total	$41.1	$40.4	$77.9	$76.6	$0.7	2%	$1.3	2%

The table below sets forth our gross margin percentages for the three and six months ended June 30, 2005 and 2004, for each of our product categories:

	Gross Margin %				Increase (Decrease) Between 2005 and 2004
	For the Three Months		For the Six Months		For the Three Months	For the Six Months
	Ended June 30,		Ended June 30,		Ended June 30	Ended June 30
	2005	2004	2005	2004	Percentage Points
Product Category:
Broadband	38.5%	43.3%	38.0%	42.5%	(4.8)	(4.5)
Supplies & CPE	15.0%	15.1%	15.5%	15.4%	(0.1)	0.1
Total	25.3%	33.5%	26.1%	33.0%	(8.2)	(6.9)
Broadband Gross Margin 2005 vs. 2004
The decrease in Broadband gross margin dollars and percentages related primarily to the following factors:
•	Gross margin dollars were impacted by the decrease in Broadband revenue in 2005 as compared to 2004.

•	Price reductions were provided to customers for our CBR product line in the first half of 2005, lowering the margin percentage for this product year over year.

•	In the second half of 2004, our next generation DOCSIS 2.0 CMTS was introduced. The initial margin percentages for this product were lower than historical margins due to higher initial product costs. Cost reduction programs are ongoing and a portion of them were implemented in early 2005; however, the margin percentages were lower year-over-year for the reasons stated above.
Supplies & CPE Gross Margin 2005 vs. 2004
The Supplies & CPE category gross margin dollars increased year-over-year; however, the margin percentages remained relatively flat. The following factors impacted gross margin in 2005 as compared to 2004:
•	The increase in revenues year-over-year significantly impacted gross margin dollars. This was predominantly related to our increase in sales of E-MTAs.

•	In the third and fourth quarter of 2004, our Supplies & CPE gross margin percentages were 10.6% and 13.4%, respectively. Cost reduction programs related to E-MTAs were implemented in the first half of 2005, which improved our margins. As a result of higher than expected demand in the second quarter 2005, we incurred higher transportation costs as we shipped E-MTAs by air in order to meet our customers’ requirements. During the third quarter 2005, we expect to return to shipping primarily via ocean freight.

•	We believe that our Supplies & CPE margins will continue to improve in 2005, but the improvement is dependent upon the impact of, among other factors, achievement of planned cost reductions, product mix, and competitive price actions.

Our overall gross margin percent is dependent upon a number of factors including, but not limited to:
•	The impact of product mix, in particular the impact of selling more, lower margin E-MTAs, particularly given the increase in demand we have experienced.

•	Many of our products are susceptible to technological obsolescence and / or changes in our customers’ spending patterns. As a result, from time to time, we may take price actions in an effort to sell such items. These sales may be below historic margins. To the extent that we conclude that such items cannot be sold at or above their cost, we record an inventory reserve through a current charge to gross margin to value them at net realizable value. When this occurs, margins are impacted.
Operating Expenses
The table below provides detail regarding our operating expenses (in millions):

	Operating Expenses				Increase (Decrease) Between 2005 and 2004
	For the Three Months		For the Six Months		For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,		Ended June 30		Ended June 30
	2005	2004	2005	2004	$	%	$	%
SG&A	$17.5	$18.5	$34.2	$36.0	$(1.0)	(5%)	$(1.8)	(5%)
Provision for doubtful accounts	(0.3)	0.3	(0.5)	0.3	(0.6)	(200%)	(0.8)	(267%)
Research & development	14.3	16.3	29.1	32.5	(2.0)	(12)%	(3.4)	(10)%
Restructuring & impairment	0.2	0.9	0.4	7.1	(0.7)	(78)%	(6.7)	(94)%
Amortization of intangibles	0.2	8.9	0.8	17.8	(8.7)	(98)%	(17.0)	(96)%

Total	$31.9	$44.9	$64.0	$93.7	$(13.0)	(29)%	$(29.7)	(32)%

Selling, General, and Administrative, or SG&A, Expenses and Provision for Doubtful Accounts
Over the past several years, we have aggressively managed our operating expenses, including the implementation of cost reduction actions. We continue to have a strong focus on maintaining our operating cost structure, and regularly examine other actions that may need to be taken to reduce the cost structure of the business. The decrease in expenses in 2005 is directly related to these ongoing cost containment and reduction efforts.
Research & Development Expenses
We continue to aggressively invest in research and development. Our primary focus is on products that allow MSOs to capture new revenues, in particular, high-speed data, VoIP, and Video over IP; however, we also continue to place emphasis on reducing product costs and test equipment costs. The decrease in our research and development expenses for the three and six month periods in 2005 as compared to 2004 is the result of:
•	Included in the second quarter 2005 expenses was a benefit of approximately $1.2 million representing funding received from a customer related to development work that ARRIS performed for it over the past 18 months. The expense incurred to perform the work was charged to research and development in the periods it was performed. The customer provided progress payments over the time period. The payments were recorded as a liability until the work was completed and no contingency existed for the potential of the return of the payments to the customer. This occurred in the second quarter 2005, at which time the payments were recognized as an offset to research and development expense. Excluding this reimbursement, our research and development expenses in the second quarter 2005 were approximately $15.5 million.

•	In 2005, we decreased our research and development investments in the Atoga product line.

•	Year over year, we incurred lower materials and prototype expenses related to various projects.

Restructuring and Impairment Charges
On a quarterly basis, we review our existing restructuring accruals and make adjustments if necessary. As a result of these evaluations, we recorded an increase to a restructuring accrual of $0.2 million during the second quarter 2005, resulting in restructuring expense. During the second quarter 2004, we recorded additional restructuring charges of approximately $0.9 million related to previously closed facilities. These adjustments were required due to a change to the initial estimates used. See Note 8 of Notes to the Consolidated Financial Statements.
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
Amortization of Intangibles
Intangibles amortization expense for the three and six months ended June 30, 2005 was $0.2 million and $0.8 million, respectively, and compares to expense of $8.9 million and $17.8 million, respectively, for the same periods in 2004. Our intangible assets represent existing technology acquired as a result of the Arris Interactive L.L.C. acquisition in the third quarter 2001, the Cadant, Inc. acquisition in the first quarter 2002, the Atoga Systems’ acquisition in the first quarter 2003, the Com21 acquisition in the third quarter 2003, and the cXm Broadband acquisition in the second quarter 2005. The intangible assets that are not fully amortized as of June 30, 2005, are the existing technologies acquired from Com21 and cXm Broadband. See Note 11 of Notes to Consolidated Financial Statements.
Outlook for Third Quarter Operating Expenses
We expect that our operating expenses may increase in the third quarter of 2005. We anticipate the following factors may impact our expenditure levels:
•	As noted above, we recognized $1.2 million of payments received related to development work performed for a customer as a reduction of research and development expense in the second quarter. We do not anticipate a similar benefit in the third quarter.

•	We anticipate an increase in the variable elements of our operating expenses related to short and long term employee incentives as a result of our projected business performance versus plans.

•	We expect that we may have higher non-cash compensation costs related to variable stock options. On July 28, 2005, the Company provided guidance about its expected revenues and net income per share in the third quarter 2005. In providing that guidance, the Company highlighted that it assumed the then current stock price (approximately $10.00 per share) and corresponding compensation expense related to the those options that are subject to variable accounting in determining its guidance. To the extent the stock price is different at the time of exercise or at the end of the third quarter 2005, compensation expense could significantly vary. The amount of this variance cannot be predicted. See Note 3 of Notes to Consolidated Financial Statements.
Other Expense (Income):
Interest Expense
Interest expense for the three and six months ended June 30, 2005 was $1.0 million and $2.0 million, respectively, and compares to interest expense of $1.1 million and $2.6 million for the three and six months ended June 30, 2004, respectively. Interest expense reflects the amortization of deferred finance fees and the interest paid on the Notes. During the second quarter 2005, the remaining balance of $75.0 million of Notes was converted.

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
In May 2005, the Company called the remaining $75 million of the Notes for redemption and the holders of the Notes elected to convert the notes into 15.0 million shares of common stock rather than have the Notes redeemed. The Company made a make-whole interest payment of approximately 0.3 million shares resulting in a charge of $2.4 million during the second quarter 2005. As of June 30, 2005, the Notes have been fully converted and the Company has no long term debt.
Loss on Investments
We hold certain investments in the common stock of publicly-traded companies and also hold a number of non-marketable equity securities. For further discussion on the classification and the accounting treatment of these investments, see the Investments section within Financial Liquidity and Capital Resources. During the three and six months ended June 30, 2004, we recognized losses on investments of $0.6 million and $1.4 million, respectively.
Equity in Losses of Unconsolidated Affiliate
At the end of 2004, ARRIS held a non-marketable equity security of $0.6 million and a short-term note receivable of $0.5 million from a private company named coaXmedia. On January 31, 2005, we foreclosed on the note receivable. This was a joint proceeding with the other major note holder of the private company. A new L.L.C. was formed, named cXm Broadband, with the other major note holder, of which ARRIS held a 25% interest. For two months of the first quarter 2005, ARRIS accounted for the investment in the new L.L.C. using the equity method of accounting. ARRIS’ proportionate amount of the first quarter 2005 losses of the new L.L.C. was $75,000.
In March 2005, ARRIS and the other note holder agreed to ARRIS’ acquisition of the other note holder’s interest in cXm Broadband. This transaction closed on April 1, 2005 and the product line was integrated into ARRIS in the second quarter 2005. See Note 7 of Notes to the Consolidated Financial Statements for further discussion.
Loss (Gain) in Foreign Currency
During the three and six months ended June 30, 2005, we recorded foreign currency losses (gains) of approximately $(1.1) million and $(0.1) million, primarily driven by the fluctuation of the value of the euro, as compared to the U.S. dollar, as we have several European customers whose receivables and collections are denominated in euros. The loss (gain) in foreign currency also reflects the losses (gains) associated with any derivative contracts we may have outstanding. During both the three and six months ended June 30, 2004, the effect of the foreign currency fluctuation on our receivables and derivative contracts was expense of approximately $0.1 million.
Other Expense (Income)
Other expense (income) for the three and six months ended June 30, 2005 was $(0.5) million and $(1.0) million, respectively. During the same periods in 2004, the other expense (income) was approximately $(0.1) million and $(0.5) million, respectively. The other income recorded during all periods was primarily interest income.
Income Tax Expense (Benefit)
During the three and six months ended June 30, 2005, we recorded income tax expense (benefit) of $0.1 million and $(0.1) million, comprised of a provision for alternative minimum tax (“AMT”) and foreign tax liability, offset by state income tax refunds and a partial release of an income tax reserve. ARRIS has net operating losses (“NOLs”) that are used to offset current earnings and reduce our current regular tax liability to zero. For AMT purposes, only 90% of AMT income can be offset with AMT NOLs. The remaining 10% of AMT income is taxed at the AMT rate of 20%.
For the three and six months ended June 30, 2004, we recorded income tax of $37,000 and $46,000 related to foreign tax liabilities.
Discontinued Operations
During the three and six months ended June 30, 2005, we decreased our accrual by approximately $76,000 and $86,000 for restructuring liabilities associated with the discontinued operations of the Company’s manufacturing facilities as a result of changes in estimates, which resulted in income from discontinued operations for the first half of 2005. During the three and six months ended June 30, 2004, we recognized income of $0.8 million and $1.2 million in discontinued operations. Included in the first half 2004 income was a partial recovery with respect to amounts previously written off associated with an Argentinean customer. Of this total gain of $0.9 million, approximately $0.3 million related to discontinued products and was recorded in discontinued operations. The remaining discontinued operations’ income in 2004 was the result of accrual adjustments due to changes in estimates.
Financial Liquidity and Capital Resources
Overview
One of our key strategies is to maintain and improve our capital structure. The key metrics we focus on are summarized in the table below:
Liquidity & Capital Resources Data

	Six Months Ended June 30,
	2005	2004
	(in millions, except DSO and turns)
Key Working Capital Items
Cash provided by (used in) operating activities	$(2.1)	$13.9
Cash, cash equivalents, and short-term investments	$97.2	$100.3
Accounts Receivable, net	$87.9	$63.4
Days Sales Outstanding (“DSOs”)	44	47
Inventory	$80.9	$74.5
Inventory turns	5.1	4.1
In managing our liquidity and capital structure, below is a description of key actions and goals implemented:
Inventory & Accounts Receivable Programs
We place a strong emphasis on working capital management, particularly with respect to accounts receivable and inventory. We use turns to evaluate inventory management and days sales outstanding, or DSOs, to evaluate accounts receivable management. As the table above indicates, we have improved our performance, particularly as evidenced by the year-to-date 2005 turns of 5.1 and DSOs of 44 days.
Looking forward, we do not anticipate a significant reduction in DSOs. It is possible that DSOs may increase, particularly if the international content of our business increases as international customers typically have longer payment terms.

Full Redemption of the 2008 Notes
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
In May 2005, our stock price had risen to the levels required under the indenture where we were entitled to redeem, in full or in part, the balance of the Notes. The Company called the remaining $75.0 million of the Notes for redemption and the holders of the Notes elected to convert the notes into 15.0 million shares of common stock rather than have the Notes redeemed. The Company made a make-whole interest payment of approximately 0.3 million shares resulting in a charge of $2.4 million during the second quarter 2005 other than the retirement of $75.0 million of long-term debt.
Summary of Current Liquidity Position and Potential for Future Capital Raising
We believe our current liquidity position, including approximately $97 million of cash and cash equivalents on hand as of June 30, 2005, together with the prospects for continued generation of cash from operations are adequate for our short- and medium-term business needs. However, a key part of our overall long-term strategy may be implemented through additional acquisitions. Either in order to be prepared to make acquisitions generally or in connection with particular acquisitions, it is possible that we will raise capital through private, or public, share or debt offerings. We believe we have the ability to access the capital markets upon commercially reasonable terms.
Commitments
In the ordinary course of business, from time to time, we will request our contract manufacturers to place orders with their vendors to secure supply of long lead time parts beyond the timeframe that our purchase orders cover. In certain instances, we provide our contract manufacturers with a commitment to purchase from them any excess parts should we not consume them in the ordinary course as we purchase product from them. These commitments are included within our contractual obligations that are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004. There has been no material change to our contractual obligations during the first half of 2005 other than the retirement of $75.0 million of long-term debt.
Cash Flow
Below is a table setting forth the key line items of our Consolidated Statements of Cash Flows (in millions):

	For the Six Months Ended
	June 30,
	2005	2004
Cash provided by (used in) operating activities	$(2.1)	$13.9
Cash provided by (used in) investing	$72.8	$(54.0)
Cash provided by (used in) financing	$1.4	$5.8

Net increase (decrease) in cash	$72.1	$(34.3)

Operating Activities:
     Below are the key line items affecting cash from operating activities (in millions):

	For the Six Months Ended
	June 30,
	2005	2004
Net income (loss) after non-cash adjustments	$19.6	$6.2
(Increase)/Decrease in accounts receivable	(31.5)	(7.3)
(Increase)/Decrease in inventory	12.1	4.0
All other — net	(2.3)	11.0

Cash provided (used in ) operating activities	$(2.1)	$13.9

•	We generated significant cash flow from net income, after non-cash adjustments, in the first six months of 2005 as a result of our higher revenues.

•	We generated $12.1 million of cash from the reductions in inventory over the first six months of 2005. This was the result of a strong management focus on reducing inventory levels. Our year-to-date 2005 inventory turns were 5.1. It is possible our inventory levels may increase in the future to ensure sufficient supply is on hand to meet increased customer demand, particularly related to E-MTAs.

•	We used $31.5 million of cash in the first six months of 2005 as a result of an increase in our accounts receivable due to our increased revenue and a proportionately higher level of revenue occurring in the last month of the second quarter. We continue to enjoy strong DSO performance. Our year-to-date 2005 DSO was 44 days as compared to our year-to-date 2004 DSO of 47 days.
Investing Activities:
Below are the key line items affecting investing activities (in millions):

	For the Six Months Ended
	June 30,
	2005	2004
Capital expenditures	$(4.9)	$(4.2)
Purchases of short-term investments	(5.0)	(79.8)
Disposals of short-term investments	83.0	30.0
Other	(0.3)	—

Cash provided by (used in) investing activities	$72.8	$(54.0)

     Capital Expenditures -
Capital expenditures are mainly for test equipment and computing equipment. We anticipate investing approximately $12.0 million to $15.0 million in fiscal year 2005.
     Purchases/Disposals of Short-Term Investments -
This represents purchases and disposals of auction rate securities held as short-term investments. During the second quarter 2005, all auction rate securities were liquidated and converted into cash.
     Other -
This represents cash investments we have made in cXm Broadband, a private company.
Financing Activities:
Below are the key line items affecting our financing activities (in millions):

	For the Six Months Ended
	June 30,
	2005	2004
Payments on debt obligations	$—	$(1.2)
Proceeds from issuance of stock	1.4	7.1

Cash provided by (used in) financing activities	$1.4	$5.9

Cash provided from financing activities for both periods presented is primarily related to the exercise of stock options by employees.
Interest Rates
As of June 30, 2005, we did not have any floating rate indebtedness and we did not have any outstanding interest rate swap agreements.

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
We have certain international customers who are billed in their local currency. We use a hedging strategy and enter into forward or currency option contracts based on a percentage of expected foreign currency receipts. The percentage can vary, based on the predictability of cash receipts. We routinely review our accounts receivable in foreign currency and periodically initiate forward or option contracts when appropriate. As of June 30, 2005, we had one option contract outstanding that expires in December 2005. During the six months ended June 30, 2005, we recognized a net gain of approximately $2.1 million related to option contracts.
Financial Instruments
In the ordinary course of business, we, from time to time, will enter into financing arrangements, such as letters of credit, with customers. These agreements could include the granting of extended payment terms that result in longer collection periods for accounts receivable and slower cash inflows from operations and/or could result in the deferral of revenue. As of June 30, 2005 and December 31, 2004, we had approximately $4.0 million outstanding at the end of each period under letters of credit that were cash collateralized. The cash collateral is reported as restricted cash.
Short-Term Investments
We held short-term investments consisting of debt securities classified as available-for-sale, which are stated at estimated fair value. These debt securities included U.S. treasury notes, state and municipal bonds, asset-backed securities, auction rate securities, corporate bonds, commercial paper, and certificates of deposit. These investments were on deposit with a major financial institution. As of June 30, 2005, no debt securities were outstanding.
Investments
We hold certain investments in the common stock of publicly-traded companies which are classified as available for sale. Changes in the market value of these securities are typically recorded in other comprehensive income. These securities are also subject to a periodic impairment review, which requires significant judgment. Because these investments had been below their cost basis for a period greater than six months, impairment charges of approximately $0.6 million and $1.4 million were recorded during the three and six months ended June 30, 2004, respectively. As of June 30, 2005 and December 31, 2004, the carrying value of these investments was $0.
In addition, we hold a number of non-marketable equity securities totaling approximately $0.2 million and $0.8 million at June 30, 2005 and December 31, 2004, respectively, which are classified as available for sale. The non-marketable equity securities are subject to a periodic impairment review, which requires significant judgment as there are no open-market valuations.
As of December 31, 2004, ARRIS held a non-marketable equity security of $0.6 million (included in the total of $0.8 million described above) and a short-term note receivable of $0.5 million from a private company named coaXmedia. Late in 2004, coaXmedia was unsuccessful in attempts to raise additional funds to finance its business. On January 31, 2005, we foreclosed on the note receivable and reclassified the note receivable to our investment in the company. This was a joint proceeding with the other major note holder of the private company. A new L.L.C. was formed, named cXm Broadband, with the other major note holder, of which ARRIS held a 25% interest. In March 2005, ARRIS and the other note holder agreed to ARRIS’ acquisition of the other note holder’s interest in the L.L.C. This transaction closed in April 2005 and the product line was integrated into ARRIS in the second quarter 2005. The balance of the investment was considered as part of the purchase price of cXm Broadband. See Note 7 of Consolidated Notes to the Financial Statements for further discussion.

We previously provided a deferred compensation arrangement that allowed certain employees to defer a portion of their earnings and defer the related income taxes. As of December 31, 2004, the plan was frozen and no further contributions are allowed. The deferred earnings were invested in a “rabbi trust,” and are accounted for in accordance with Emerging Issues Task Force Issue No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested. A rabbi trust is a funding vehicle used to protect deferred compensation benefits from various events (but not from bankruptcy or insolvency). At June 30, 2005, ARRIS had an accumulated unrealized gain related to the rabbi trust of approximately $0.8 million included in other comprehensive income.
Capital Expenditures
Capital expenditures are made at a level designed to support the strategic and operating needs of the business. ARRIS’ capital expenditures were $4.9 million in the first half of 2005 as compared to $4.2 million during the same period in 2004. ARRIS had no significant commitments for capital expenditures at June 30, 2005. Management expects to invest approximately $12.0 million to $15.0 million in capital expenditures for the fiscal year 2005.
Critical Accounting Estimates
The accounting and financial reporting policies of the Company are in conformity with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management has discussed the development and selection of the Company’s critical accounting estimates with the audit committee of the Company’s Board of Directors and the audit committee has reviewed the Company’s related disclosures. Our critical accounting policies and estimates are disclosed extensively in our Form 10-K for the year ended December 31, 2004, as filed with the United States Securities and Exchange Commission. Our critical accounting estimates have not changed in any material respect nor have we adopted any new critical policies during the six months ended June 30, 2005.
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
Our five largest customers are Cox Communications, Liberty Media International (including its affiliates), Comcast, Time Warner, and Charter. For the six months ended June 30, 2005, sales to Cox Communications accounted for approximately 18.2% of our total revenues, sales to Liberty Media International accounted for approximately 17.1%, sales to Comcast accounted for 15.9%, sales to Time Warner accounted for 11.3%, and sales to Charter accounted for 8.7%. The loss of Cox Communications, Liberty Media International, Comcast, Time Warner, Charter, or one of our other large customers, or a significant reduction in the services provided to any of them would have a material adverse impact on our business.
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
In the past, we have used interest rate swap agreements, with large creditworthy financial institutions, to manage our exposure to interest rate changes. These swaps would involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. During the quarter ended June 30, 2005, we did not have any outstanding interest rate swap agreements.
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
We have certain international customers who are billed in their local currency. Changes in the monetary exchange rates may adversely affect our results of operations and financial condition. To manage the volatility relating to these typical business exposures, we may enter into various derivative transactions, when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. The euro and the yen are the predominant currencies of those customers who are billed in their local currency. Taking into account the effects of foreign currency fluctuations of the euro and the yen versus the dollar, a hypothetical 10% weakening of the U.S. dollar (as of June 30, 2005) would provide a gain on foreign currency of approximately $1.1 million. Conversely, a hypothetical 10% strengthening of the U.S. dollar would provide a loss on foreign currency of approximately $1.1 million. As of June 30, 2005, we had no material contracts, other than accounts receivable, denominated in foreign currencies.
We regularly review our accounts receivable in foreign currency and purchase forward contracts when appropriate. As of June 30, 2005, we had one forward contract outstanding which will expire in December 2005. During the six months ended June 30, 2005, we recognized a net gain of approximately $2.1 million, predominantly related to the second quarter.
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
PART II. OTHER INFORMATION
Item 2. Recent Sales of Unregistered Securities
In June 2005, we issued approximately 15.3 million shares of our Common Stock upon redemption of $75.0 million of our 4 1/2% convertible subordinated notes due 2008. This issuance was exempt from registration by virtue of Section 3(a)(9) of the Securities Act of 1933.

Item 4. Submission of Matters to a Vote of Security Holders
At the Annual Meeting of Shareholders of ARRIS Group, Inc., held on May 25, 2005:
An election of seven Directors was held, and the shares so present were voted as follows for the election of each of the following:

	Number of	Number of
	Shares Voted For	Shares Withheld
Alex B. Best	80,659,876	1,011,274
Harry L. Bosco	80,655,358	1,015,792
John Anderson Craig	80,799,132	872,018
Matthew B. Kearney	80,798,953	872,197
William H. Lambert	79,515,089	2,156,061
John R. Petty	79,071,589	2,599,561
Robert J. Stanzione	78,988,707	2,682,443
A proposal was made to approve the appointment of Ernst & Young LLP as the independent registered public accounting firm, and the shares so present were voted as follows:

	Number of Shares	Number of Shares	Number of Shares
	Voted For	Voted Against	Withheld

Approval of the appointment of Ernst & Young LLP	79,718,629	1,930,687	21,834
Item 6. Exhibits

Exhibit No.	Description of Exhibit
31.1	Section 302 Certification of Chief Executive Officer, filed herewith

31.2	Section 302 Certification of Chief Financial Officer, filed herewith

32.1	Section 906 Certification of Chief Executive Officer, filed herewith

32.2	Section 906 Certification of Chief Financial Officer, filed herewith

SIGNATURES
Pursuant to the requirements the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARRIS GROUP, INC.

/s/ David B. Potts

David B. Potts Executive Vice President, Chief Financial Officer and Chief Information Officer
Dated: August 9, 2005