Form 10-Q
period 2005-09-30
ARRIS GROUP INC
filed 2005-11-09
CIK 1141107

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
For the quarter ended September 30, 2005
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
ARRIS Group, Inc. is an accelerated filer and is not a shell company (as defined in Rule 12b-2 of the Exchange Act).
As of October 31, 2005, 105,422,942 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

ARRIS GROUP, INC.
FORM 10-Q
For the Three and Nine Months Ended September 30, 2005

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
ARRIS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$48,194	$25,072
Short-term investments, at fair value	46,250	78,000

Total cash, cash equivalents and short-term investments	94,444	103,072
Restricted cash	4,053	4,017
Accounts receivable (net of allowances for doubtful accounts of $3,268 in 2005 and $3,829 in 2004)	95,791	55,661
Other receivables	887	420
Inventories, net	90,122	92,636
Other current assets	20,198	9,416

Total current assets	305,495	265,222
Property, plant and equipment (net of accumulated depreciation of $67,165 in 2005 and $61,146 in 2004)	26,483	27,125
Goodwill	150,569	150,569
Intangibles (net of accumulated amortization of $106,440 in 2005 and $105,446 in 2004)	1,138	1,672
Investments	3,347	3,620
Other assets	395	2,470

	$487,427	$450,678

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,602	$30,640
Accrued compensation, benefits and related taxes	16,083	14,845
Other accrued liabilities	29,828	32,111

Total current liabilities	71,513	77,596
Long-term debt, net of current portion	—	75,000
Other long-term liabilities	16,683	16,781

Total liabilities	88,196	169,377
Stockholders’ equity:
Preferred stock, par value $1.00 per share, 5.0 million shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share, 320.0 million shares authorized; 105.1 million and 87.7 million shares issued and outstanding in 2005 and 2004, respectively	1,065	889
Capital in excess of par value	727,249	644,838
Accumulated deficit	(327,520)	(357,038)
Unrealized gain on marketable securities	975	706
Unearned compensation	—	(4,566)
Unfunded pension losses	(3,345)	(3,345)
Unrealized gain on derivatives	991	—
Cumulative translation adjustments	(184)	(183)

Total stockholders’ equity	399,231	281,301

	$487,427	$450,678

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	$200,957	$128,409	$499,082	$360,574

Cost of sales	145,979	92,663	366,230	248,182

Gross margin	54,978	35,746	132,852	112,392
Gross margin %	27.4%	27.8%	26.6%	31.2%
Operating expenses:
Selling, general and administrative expenses	19,915	17,122	54,158	53,161
Provision for doubtful accounts	155	621	(355)	917
Research and development expenses	15,954	14,839	45,091	47,339
Restructuring and impairment charges	34	56	430	7,107
Amortization of intangibles	218	6,206	993	24,055

Total operating expenses	36,276	38,844	100,317	132,579

Operating income (loss)	18,702	(3,098)	32,535	(20,187)
Other expense (income):
Interest expense	11	1,022	2,033	3,667
Loss on debt retirement	—	—	2,372	4,406
Loss (gain) on investments	(60)	150	(60)	1,589
Equity loss on unconsolidated affiliate	—	—	75	—
Loss (gain) in foreign currency	288	(235)	145	(96)
Other expense (income), net	(694)	(325)	(1,733)	(834)

Income (loss) from continuing operations before income taxes	19,157	(3,710)	29,703	(28,919)
Income tax expense (benefit)	307	38	242	84

Net income (loss) from continuing operations	18,850	(3,748)	29,461	(29,003)
Income from discontinued operations	(30)	42	56	1,213

Net income (loss)	$18,820	$(3,706)	$29,517	$(27,790)

Net income (loss) per common share -
Basic:

Income (loss) from continuing operations	$0.18	$(0.04)	$0.31	$(0.34)
Income from discontinued operations	0.00	0.00	0.00	0.01

Net income (loss)	$0.18	$(0.04)	$0.31	$(0.33)

Diluted:
Income (loss) from continuing operations	$0.18	$(0.04)	$0.31	$(0.34)
Income from discontinued operations	0.00	0.00	0.00	0.01

Net income (loss)	$0.18	$(0.04)	$0.31	$(0.33)

Weighted average common shares:
Basic	104,434	87,347	93,768	84,440

Diluted	107,049	87,347	95,368	84,440

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2005	2004
Operating activities:
Net income (loss)	$29,517	$(27,790)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	7,528	7,812
Amortization of intangibles	993	24,055
Stock compensation expense	4,341	2,244
Amortization of deferred finance fees	305	537
Provision for doubtful accounts	(355)	917
Loss on disposal of fixed assets	131	97
Loss on investments	—	1,589
Equity loss on unconsolidated affiliate	75	—
Loss on debt retirement	2,372	4,406
Impairment of long-lived assets	291	—
Gain on discontinued product lines	(56)	(1,213)
Loss (gain) on derivative instrument	(666)	25
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(39,525)	(9,113)
Other receivables	(467)	(1,542)
Inventory	2,824	(9,720)
Accounts payable and accrued liabilities	(6,903)	26,230
Other, net	(9,478)	(6,166)

Net cash provided by (used in) operating activities	(9,073)	12,368

Investing activities:
Purchases of property, plant and equipment	(7,586)	(7,183)
Cash proceeds from sale of property, plant and equipment	40	—
Cash paid for acquisition, net of cash acquired	(89)	(50)
Purchases of short-term investments	(51,250)	(89,750)
Disposals of short-term investments	83,032	39,750
Purchases of equity investments	(259)	—

Net cash provided by (used in) investing activities	23,888	(57,233)

Financing activities:
Payments on capital lease obligations	—	(14)
Payments on debt obligations	—	(1,163)
Proceeds from issuance of stock	8,307	7,025

Net cash provided by (used in) financing activities	8,307	5,848
Net increase (decrease) in cash and cash equivalents	23,122	(39,017)
Cash and cash equivalents at beginning of period	25,072	74,882

Cash and cash equivalents at end of period	$48,194	$35,865

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
In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which requires all companies to measure compensation cost for all share-based payments at fair value. ARRIS elected to early adopt SFAS No. 123R on July 1, 2005, using the modified prospective approach. Under the modified prospective method, the fair value recognition provisions apply only to new awards or awards modified after July 1, 2005. Additionally, the fair value of existing unvested awards at the date of adoption is recorded in compensation expense over the remaining requisite service period. Results from prior periods have not been restated. Prior to the adoption of SFAS No. 123R, the Company recognized stock award forfeitures as they occurred. In accordance with SFAS No. 123R, ARRIS has changed its accounting policy as of July 1, 2005 from the actual forfeiture method to an estimate of expected forfeitures in calculating the compensation expense. The cumulative effect of this change in accounting principle was immaterial.
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
See Note 18 of Notes to the Consolidated Financial Statements in the 2004 Form 10-K for information regarding prior stock incentive plans.
     Adoption of SFAS No. 123R, Share-Based Payment
The Company elected to early adopt the fair value recognition provisions of SFAS No. 123R on July 1, 2005, using the modified prospective approach. Prior to the adoption date, ARRIS used the intrinsic value method for valuing its awards of stock options and restricted stock and recorded the related compensation expense, if any, in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. With the exception of variable stock option expense discussed below, no other stock-based employee or director compensation cost for stock options was reflected in net income (loss) prior to July 1, 2005, as all options granted had exercise prices equal to the market value of the underlying common stock on the date of grant. The Company records compensation expense related to its restricted stock awards and director stock units.
Prior to the adoption of SFAS No. 123R, ARRIS accounted for stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. The following table illustrates the pro forma effect on the three and nine months ended September 30, 2004 and the nine months ended September 2005 had the company applied the provisions of SFAS No. 123 in those periods (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2004	2005		2004
Net income (loss), as reported	$(3,706)	$29,517		$(27,790)
Add: Stock-based employee compensation included in reported net income (loss), net of taxes	620	4,341		2,244
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of taxes	(3,415)	(14,237)	*	(10,626)

Net income (loss), pro forma	$(6,501)	$19,621		$(36,172)

Net income (loss) per common share:
Basic — as reported	$(0.04)	$0.31		$(0.33)

Basic — pro forma	$(0.07)	$0.21		$(0.43)

Diluted — as reported	$(0.04)	$0.31		$(0.33)

Diluted — pro forma	$(0.07)	$0.21		$(0.43)

*	Includes approximately $5.7 million of expense related to the acceleration of “out-of-the-money” options in the second quarter of 2005.
     Stock Options
ARRIS grants stock options to certain employees that are settled in stock. Stock options generally vest over three or four years of service and have either seven or ten year contractual terms. The exercise price of an option is equal to the fair market value of ARRIS’ stock on the date of grant. The fair value of an option is estimated on the date of grant using the Black-Scholes option valuation model. Upon adoption of SFAS No. 123R, ARRIS engaged an independent third party to assist the Company in determining the Black-Scholes weighted average assumptions utilized in the valuation of options granted subsequent to July 1, 2005. The expected term of the awards granted are based upon a weighted average life of historical exercise activity of the grantee population. The volatility factors are based upon a combination of historical volatility from January 1, 2003, and estimates of implied volatility based on traded option contracts on ARRIS common stock. The risk-free interest rate is based upon the U.S. treasury strip yield at the grant date, using a remaining term equal to the expected life. The expected dividend yield is 0%, as the Company has not paid cash dividends on its common stock since its inception.

In May 2005, the ARRIS Board of Directors approved the acceleration of outstanding options with exercise prices equal to $9.06 and above. All of these options were “out-of-the-money” at the time of acceleration, as the closing stock price on May 5, 2005 was $7.67. The acceleration covered options to purchase approximately 1.4 million shares of common stock, but did not involve any options held by directors or executive officers. The purpose of the acceleration was to reduce the expense that would be associated with these options in accordance with the provisions of SFAS No. 123R, Share-Based Payment, once adopted. The acceleration resulted in incremental stock-based employee compensation of approximately $5.7 million in the pro forma expense for the second quarter 2005.
In 2003, the Company offered to all eligible employees the opportunity to exchange certain outstanding stock options for restricted shares of ARRIS common stock. The Company’s Board of Directors and its eight most highly compensated executive officers during 2002 were not eligible to participate in the offer. Employees tendered approximately 76% of the options eligible to be exchanged under the program and ARRIS cancelled options to purchase approximately 4.7 million shares of common stock and granted approximately 1.5 million restricted shares in exchange. The Company records a fixed compensation expense equal to the fair market value of the shares of restricted stock granted through the offer; this cost is being amortized over the four-year vesting period for the restricted shares. Prior to the adoption of SFAS No. 123R, all eligible options that were not tendered for exchange were subject to variable accounting. The variable accounting charge fluctuated in accordance with the market price of the ARRIS common stock at the end of each accounting period until such stock options were exercised, forfeited, or expire unexercised. In accordance with SFAS No. 123R, an equity award that previously was accounted for as a variable award under APB 25 should no longer be accounted for as a variable award. As of July 1, 2005, the grant-date fair value is used to recognize compensation cost for these options. Compensation expense (income) for those options subject to variable accounting was $0.0 million and $0.2 million for the three and nine month periods ended September 30, 2005, respectively. For the three and nine month periods ended September 30, 2004, the variable accounting has had no impact on the Company’s results of operations.
A summary of activity of ARRIS’ options granted under its stock incentive plans is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic Value (in
	Options	Exercise Price	Term	thousands)
Beginning balance, January 1, 2005	9,925,403	$8.48
Grants	1,031,159	$6.63
Exercised	(1,812,790)	$4.66
Forfeited	(145,793)	$6.57
Expired	(172,247)	$12.59

Ending balance, September 30, 2005	8,825,732	$9.00	6.66	$36,838

Exercisable at September 30, 2005	5,942,022	$10.84	6.36	$17,636

The following assumptions were used in the Black-Scholes model to value ARRIS’ stock options granted during the third quarter 2005: expected life of 3.4 years; expected stock volatility of 56%; risk-free interest rate of approximately 4.0%; and no dividends during the expected term. The weighted average grant-date fair value of options granted during the first nine months of 2005 was $4.70. The total intrinsic value of options exercised during the nine months ended September 30, 2005 was approximately $10.0 million.
     Restricted Stock (Non-Performance) and Stock Units
ARRIS grants restricted stock and stock units to certain employees and its outside directors. The Company records a fixed compensation expense equal to the fair market value of the shares of restricted stock granted on a straight-line basis over the requisite services period for the restricted shares.
The following table summarizes ARRIS’ unvested restricted stock (excluding performance-related) and stock unit transactions during the nine month period ending September 30, 2005:

		Weighted Average
		Grant Date
	Shares	Fair Value
Unvested at January 1, 2005	1,026,963	$5.20
Granted	428,998	$6.68
Vested	(379,120)	$5.37
Forfeited	(28,889)	$5.25

Unvested at September 30, 2005	1,047,952	$5.74
     Performance-Related Restricted Shares
ARRIS grants to certain employees restricted shares, in which the amount of shares is dependent upon performance conditions. The number of shares which will be issued ranges from zero to 150% of the target award. Compensation expense is recognized using the graded method and is based upon the fair market value of the shares estimated to be attained. The fair value of the restricted shares is estimated on the date of grant using the same valuation model as that used for stock options and other restricted shares. The Company currently believes that the performance goals will be achieved and compensation cost will be recognized. If such goals are not attained, any recognized compensation cost will be reversed.
In certain circumstances under its stock-based compensation plans, ARRIS allows for the vesting of employee awards to accelerate upon retirement or to continue to vest post-employment. Prior to the adoption of SFAS No. 123R, the Company has recognized the related compensation expense over the explicit service period. ARRIS will continue this practice for awards granted prior to July 1, 2005. For awards granted subsequent to the adoption date of SFAS No. 123R, the fair value of the award will be expensed over the employee’s minimum service period rather than over the explicit vesting period. This could result in significant increases in compensation cost during periods in which stock awards are granted. Had the Company applied the accelerated expense recognition provisions of SFAS No. 123R to its awards (with acceleration clauses upon retirement) granted prior to July 1, 2005, compensation cost would have increased by approximately $1.0 million during the second quarter 2005. The impact would have been immaterial for the compensation expense recognized during 2004.
The following table summarizes ARRIS’ unvested performance-related restricted stock transactions during the nine month period ending September 30, 2005 (assumes maximum achievement of performance goals):

		Weighted Average
		Grant Date
	Shares	Fair Value
Unvested at January 1, 2005	—	—
Granted	301,955	$6.44
Vested	—	—
Forfeited	—	—
Unvested at September 30, 2005	301,955	$6.44
     Employee Stock Purchase Plan (“ESPP”)
ARRIS offers an ESPP to certain employees. The plan is in accordance with Section 423 of the U.S. Internal Revenue Code, which provides that employees will not be immediately taxed on the difference between the market price of the stock and a discounted purchase price if it meets certain requirements. Participants can request that up to 10% of their base compensation be applied toward the purchase of ARRIS common stock under ARRIS’ ESPP. Purchases by any one participant are limited to $25,000 (based upon the fair market value) in any one year. The exercise price is the lower of 85% of the fair market value of the ARRIS common stock on either the first day of the purchase period or the last day of the purchase period. A plan provision which allows for the more favorable of two exercise prices is commonly referred to as a “look-back” feature. Under APB Opinion No. 25, Accounting for Stock Issued to Employees, the ESPP was deemed noncompensatory, and therefore, no compensation expense was recognized. However, SFAS No. 123R narrows the noncompensatory exception significantly; any discount offered in excess of five percent generally will be considered compensatory and appropriately recognized as compensation expense. Additionally, any ESPP offering a look-back feature is considered compensatory. ARRIS uses the Black-Scholes option valuation model to value to shares issued under the ESPP. The valuation is comprised of two components; the 15% discount of a share of common stock and 85% of a six month option held (related to the look-back feature).
     Unrecognized Compensation Cost
As of September 30, 2005, there was approximately $14.4 million of total unrecognized compensation cost related to unvested share-based awards granted under the Company’s incentive plans. This compensation cost is expected to be recognized over a weighted-average period of 2.3 years.

Note 4. Pension Benefits
Components of Net Periodic Pension Benefit Cost

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)
	(unaudited)
Service cost	$105	$141	$353	$424
Interest cost	360	316	1,075	947
Expected return (loss) on plan assets	(266)	(223)	(784)	(670)
Amortization of prior service cost	110	140	339	419
Amortization of net (gain) loss	(27)	(24)	(67)	(70)

Net periodic pension cost	$282	$350	$916	$1,050

Employer Contributions
No minimum funding contributions are required in 2005; however, the Company made voluntary contributions to the plan of approximately $0.8 million during the three and nine months ended September 30, 2005, respectively.
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
The Company offers extended warranties and support service agreements on certain products. Revenue from the warranty and service agreements is deferred at the time of the sale and recognized on a straight-line basis over the contract period. Costs of services performed under these types of contracts are charged to expense as incurred, which approximates the timing of the revenue stream.
Information regarding the changes in ARRIS’ aggregate product warranty liabilities was as follows for the nine month period ended September 30, 2005 (in thousands):

Balance at December 31, 2004	$5,453
Accruals related to warranties (including changes in estimates)	4,603
Settlements made (in cash or in kind)	(2,610)

Balance at September 30, 2005	$7,446

Note 6. Discontinued Operations
In 2002, the Company sold its Keptel telecommunications and Actives product lines for net proceeds of $30.0 million and $31.8 million, respectively. During the first quarter 2004, the Company recognized a partial recovery with respect to inventory previously written off associated with an Argentinean customer. Of the total gain of $0.9 million, approximately $0.3 million related to the discontinued operations of the Actives and Keptel product lines. During the second quarter 2004, the Company recorded income from discontinued operations of $0.8 million with respect to the Actives and Keptel product lines as a result of changes in estimates related to real estate, vendor liabilities, and other accruals. During the three and nine months ended September 30, 2005, the Company recorded expense (income) of $30,000 and ($56,000) related to its reserves for discontinued operations. These adjustments were the result of the resolution of various vendor liabilities and other costs. As of September 30, 2005, the balance of the accrual was approximately $37,000 that relates to severance and other miscellaneous costs. The remaining payments are expected to be made in 2006.
Note 7. Business Acquisition
Acquisition of cXm Broadband
On April 1, 2005, the Company acquired the remaining 75% of the membership interest of cXm Broadband L.L.C., an entity that was previously accounted for under the equity method of accounting. From January 31, 2005 through March 31, 2005, ARRIS held a 25% ownership stake in the company. ARRIS decided to acquire the remaining membership interest in order to expand its existing Broadband product portfolio and to penetrate the Korean market for high-speed data access into multi-dwelling units. ARRIS acquired the remaining ownership percentage from the other shareholder for cash of $0.2 million and the assumption of certain liabilities. The purchase price also includes the Company’s existing $1.3 million equity investment in the L.L.C.

The following is a summary of the purchase price allocation to record our purchase of the net assets of cXm Broadband and is based upon an independent valuation of the assets. The purchase price was equal to the net tangible and intangible assets acquired (in thousands):

Cash paid to other shareholder	$67

Acquisition costs (legal fees, valuation fees)	22

Equity investment balance	1,325

Assumption of certain liabilities of cXm Broadband	76

Adjusted purchase price	$1,490

Allocation of purchase price:
Net tangible assets acquired	$799
Existing technology and customer value (to be amortized over 3 years)	691

Total allocated purchase price	$1,490

Note 8. Restructuring and Impairment Charges
The Company’s restructuring activities occurring after December 31, 2002 are accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Prior to December 31, 2002, all restructuring activities were accounted for in accordance with Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).
On December 31, 2004, the Company announced that it would close its office in Fremont, California, which previously housed the Atoga Systems product line. The marketing and support for certain products acquired as part of the Atoga Systems acquisition were transferred to other locations. The Company decided to close the office in order to reduce operating costs through consolidation of its facilities. The closure affected seven employees. In connection with these actions, the Company recorded a net charge of approximately $0.3 million in the fourth quarter of 2004, which included approximately $0.1 million related to remaining lease payments and $0.2 million of severance charges. As of September 30, 2005, the balance in the restructuring accrual was $0. Below is a table that summarizes the activity in the restructuring reserve (in millions):

	Lease
	Commitments	Severance	Total
Balance as of December 31, 2003	$—	$—	$—

2004 Provision	0.1	0.2	0.3

Balance as of December 31, 2004	0.1	0.2	0.3

First quarter 2005 payments	—	(0.2)	(0.2)

Balance as of March 31, 2005	0.1	—	0.1

Second quarter 2005 payments	(0.1)	—	(0.1)

Balance as of September 30, 2005	$—	$—	$—

During the first quarter of 2004, ARRIS consolidated two facilities in Georgia, giving the Company the ability to house many of its core technology, marketing, and corporate headquarters functions in a single building. This consolidation resulted in a restructuring charge of $6.2 million in the first quarter of 2004 related to lease commitments and the write-off of leasehold improvements and other fixed assets. As of September 30, 2005, approximately $2.8 million related to the lease commitments remained in the restructuring accrual to be paid. ARRIS expects the remaining payments to be made by the second quarter of 2009 (end of lease). Below is a table that summarizes the activity in the restructuring reserve (in millions):

	Writedown of
	Leasehold	Lease
	Improvements	Commitments	Total
Balance as of December 31, 2003	$—	$—	$—

2004 Provision	1.1	5.1	6.2

Non-cash expense (disposal of assets)	(1.1)	—	(1.1)

2004 payments	—	(1.2)	(1.2)

Adjustments to accrual	—	0.2	0.2

Balance as of December 31, 2004	—	4.1	4.1

First quarter 2005 payments	—	(0.4)	(0.4)

First quarter 2005 adjustments to accrual	—	(0.2)	(0.2)

Balance as of March 31, 2005	—	3.5	3.5

Second quarter 2005 payments	—	(0.4)	(0.4)

Balance as of June 30, 2005	—	3.1	3.1

Third quarter 2005 payments	—	(0.3)	(0.3)

Balance as of September 30, 2005	$—	$2.8	$2.8

On October 30, 2002, the Company announced that it would close its office in Andover, Massachusetts, which was primarily a product development and repair facility. The Company decided to close the office in order to reduce operating costs through consolidation of its facilities. The closure affected approximately 75 employees. In connection with these actions, the Company recorded a net charge of approximately $7.1 million in the fourth quarter of 2002. Included in this restructuring charge was approximately $2.2 million related to remaining lease payments, $2.7 million of fixed asset write-offs, $2.2 million of severance, and $0.5 million of other costs, net of a reduction of a bonus accrual related to the severed employees of $0.5 million. During the second quarter 2005, the Company satisfied the remaining lease payments. Below is a table that summarizes the activity in the restructuring reserve (in millions):

	Lease	Employee
	Commitments	Severance	Other Costs	Total
Balance as of December 31, 2002	$2.2	$2.1	$0.5	$4.8

2003 payments	(1.2)	(1.9)	—	(3.1)

Adjustments to accrual	—	(0.2)	(0.5)	(0.7)

Balance as of December 31, 2003	1.0	—	—	1.0

2004 payments	(0.7)	—	—	(0.7)

Balance as of December 31, 2004	0.3	—	—	0.3

First quarter 2005 payments	—	—	—	—

Balance as of March 31, 2005	0.3	—	—	0.3

Second quarter 2005 payments	(0.4)	—	—	(0.4)

Second quarter 2005 adjustments to accrual	0.1	—	—	0.1

Balance as of September 30, 2005	$—	$—	$—	$—

In the third quarter of 2001, the Company announced a restructuring plan to outsource the functions of most of its manufacturing facilities. This decision to reorganize was due in part to the ongoing weakness in industry spending patterns. Also during the third quarter of 2001, the Company reserved for lease commitments related to an excess facility in Atlanta. As a result of market conditions at that time, ARRIS had downsized and the facility was vacant. As of September 30, 2005, the remaining $0.7 million balance in the restructuring reserve related to lease terminations and other shutdown costs. The remaining costs are expected to be expended by the end of 2006 (end of lease). Below is a table that summarizes the activity in the accrual account (in millions):

	Lease
	Commitments	Employee
	& Other Costs	Severance	Total
Balance as of December 31, 2002	$2.0	$0.8	$2.8
2003 payments	(2.5)	(0.5)	(3.0)
2003 adjustments to accrual	5.0	(0.2)	4.8

Balance as of December 31, 2003	4.5	0.1	4.6
2004 payments	(3.1)	—	(3.1)
2004 adjustments to accrual	0.1	(0.1)	—

Balance as of December 31, 2004	1.5	—	1.5
First quarter 2005 payments	(0.4)	—	(0.4)
First quarter 2005 adjustments to accrual.	0.1	—	0.1

Balance as of March 31, 2005	1.2	—	1.2
Second quarter 2005 payments	(0.1)	—	(0.1)
Second quarter 2005 adjustments to accrual	(0.1)	—	(0.1)

Balance as of June 30, 2005	1.0	—	1.0
Third quarter 2005 payments	(0.3)	—	(0.3)

Third quarter 2005 adjustments to accrual.	$0.7	$—	$0.7

Note 9. Inventories
Inventories are stated at the lower of average, approximating first-in, first-out, cost or market. The components of inventory are as follows, net of reserves (in thousands):

	September 30,	December 31,
	2005	2004
	(Unaudited)
Raw material	$876	$1,456
Finished goods	89,246	91,180

Total net inventories	$90,122	$92,636

Note 10. Property, Plant and Equipment
Property, plant and equipment, at cost, consisted of the following (in thousands):

	September 30,	December 31,
	2005	2004
	(Unaudited)
Land	$1,822	$1,822
Building and leasehold improvements	11,145	11,828
Machinery and equipment	80,681	74,621

	93,648	88,271
Less: Accumulated depreciation	(67,165)	(61,146)

Total property, plant and equipment, net	$26,483	$27,125

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
The carrying amount of goodwill for both the year ended December 31, 2004 and for the nine months ended September 30, 2005 was $150.6 million.
During the first quarter 2005, a decrease in expected future cash flows related to the Atoga product line indicated that the long-lived assets associated with these products may be impaired. As a result, the Company analyzed the fair value of those assets, using the expected cash flow approach, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The resulting analysis indicated that the remaining intangibles of $0.2 million were fully impaired and were written off in the first quarter 2005. There were no additional assets deemed to be impaired in the second and third quarters of 2005.
The gross carrying amount and accumulated amortization of the Company’s intangible assets, other than goodwill, as of September 30, 2005 and December 31, 2004 are as follows (in thousands) :

	September 30, 2005				December 31, 2004
				Net			Net
	Gross		Accumulated	Book	Gross	Accumulated	Book
	Amount	Impairment	Amortization	Value	Amount	Amortization	Value

Existing technology acquired:
Arris Interactive L.L.C	$51,500	$—	$(51,500)	$—	$51,500	$(51,500)	$—
Cadant, Inc.	53,000	—	(53,000)	—	53,000	(52,661)	339
Atoga Systems	689	(231)	(458)	—	689	(401)	288
Com21	1,929	—	(1,367)	562	1,929	(884)	1,045
cXm Broadband	691	—	(115)	576	—	—	—

Total	$107,809	$(231)	$(106,440)	$1,138	$107,118	$(105,446)	$1,672

Amortization expense recorded on the intangible assets listed in the above table for the three and nine months ended September 30, 2005 was $0.2 million and $1.0 million, respectively, and compares to expense of $6.2 million and $24.1 million, respectively, for the same periods in 2004. The estimated remaining amortization expense for the next five fiscal years is as follows (in thousands):

2005	$218
2006	$632
2007	$230
2008	$58
2009	$—
Note 12. Long-Term Obligations
Long-term debt and other long-term obligations consist of the following (in thousands):

	September 30,	December 31,
	2005	2004
	(unaudited)
4 1/2% convertible subordinated notes due 2008	$—	$75,000
Other liabilities	16,683	16,781

Total long term debt and other long-term liabilities	$16,683	$91,781

On March 18, 2003, the Company issued $125.0 million of 4 1/2% convertible subordinated notes due 2008 (“Notes”). The Notes were convertible, at the option of the holder, at any time prior to maturity, into the Company’s common stock at a conversion price of $5.00 per share, subject to adjustment. In February 2004, the Company called $50.0 million of the Notes for redemption, and the holders of the called Notes elected to convert those Notes into an aggregate of 10.0 million shares of common stock rather than have the Notes redeemed. The Company also made a make-whole interest payment of approximately 0.5 million common shares, resulting in a charge of $4.4 million during the first quarter of 2004. In May 2005, the Company called the remaining $75.0 million of the Notes for redemption, and the holders of the Notes elected to convert the notes into 15.0 million shares of common stock rather than have the Notes redeemed. The Company made a make-whole interest payment of approximately 0.3 million shares, resulting in a charge of $2.4 million during the second quarter 2005. As of September 30, 2005, the Notes have been fully converted and the Company has no long-term debt.
As of September 30, 2005 and December 31, 2004, the Company had approximately $4.1 million and $4.0 million, respectively, outstanding under letters of credit, which are cash collateralized and classified as restricted cash on the Consolidated Balance Sheets.
As of September 30, 2005, the Company had approximately $16.7 million of other long-term liabilities, which included $11.0 million related to its accrued pension, $3.1 million related to its deferred compensation obligations, deferred rental expense of $2.5 million related to landlord funded leasehold improvements, and $0.1 million related to security deposits received. As of December 31, 2004, the Company had approximately $16.8 million of other long-term liabilities, which included $10.9 million related to its accrued pension, $3.0 million related to its deferred compensation obligations, $2.8 million related to landlord funded leasehold improvements, and $0.1 million related to security deposits received.
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
Note 13. Comprehensive Income (Loss)
Total comprehensive income (loss) represents the net change in stockholders’ equity during a period from sources other than transactions with stockholders. For ARRIS, the components of total comprehensive income (loss) include the unrealized gain (loss) on marketable securities, unrealized gain (loss) on derivative instruments qualifying for hedge accounting and foreign currency translation adjustments. The components of comprehensive income (loss) for the three and nine months ended September 30, 2005 and 2004 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	(unaudited)
	2005	2004	2005	2004
Net income (loss)	$18,820	$(3,706)	$29,517	$(27,790)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	137	(21)	269	220
Unrealized gain (loss) on derivative instruments	991	—	991	—
Translation adjustment	—	1	(1)	(36)

Comprehensive income (loss)	$19,948	$(3,726)	$30,776	$(27,606)

Note 14. Sales Information
A significant portion of the Company’s revenue is derived from sales to its top four customers: Comcast, Liberty Global, Cox Communications, Charter Communications and Time Warner. Sales to these customers for the three and nine month periods ended September 30, 2005 and 2004 are set forth below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)
	2005	2004	2005	2004
Comcast	$44,506	$21,436	$91,831	$85,437
% of sales	22.1%	16.7%	18.4%	23.7%

Cox Communications	$33,683	$31,561	$88,058	$83,360
% of sales	16.8%	24.6%	17.6%	23.1%

Liberty Global	$26,530	$19,500	$77,541	$55,426
% of sales	13.2%	15.2%	15.5%	15.4%

Time Warner	$16,232	$11,912	$49,924	$22,443
% of sales	8.1%	9.3%	10.0%	6.2%
No other customer provided more than 10% of total sales for the three or nine months ended September 30, 2005 or 2004.
The Company operates globally and offers products and services that are sold to cable system operators and telecommunications providers. The Company’s products and services are focused in two product categories: Broadband and Supplies & Customer Premises Equipment (“CPE”). Consolidated revenue by principal product and service for the three and nine months ended September 30, 2005 and 2004 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)
	2005	2004	2005	2004
Broadband	$81,263	$71,530	$222,148	$222,462
Supplies and CPE	119,694	56,879	276,934	138,112

Total sales	$200,957	$128,409	$499,082	$360,574

ARRIS sells its products primarily in North America. The Company’s international revenue is generated from Asia Pacific, Europe, Latin America and Canada. The Asia Pacific market primarily includes China, Hong Kong, Japan, Korea, Singapore, and Taiwan. The European market primarily includes Austria, Belgium, France, Germany, the Netherlands, Poland, Portugal, Spain, and Switzerland. The Latin American market primarily includes Argentina, Chile, Brazil, and Puerto Rico. Sales to international customers were approximately $52.4 million, or 26.0% of total sales and $132.3 million, or 26.5% of total sales for the three and nine months ended September 30, 2005. International sales during the same periods in 2004 were $29.5 million, or 23.0% of total sales and $81.4 million, or 22.6% of total sales.
As of September 30, 2005, ARRIS held approximately $2.3 million of assets in Ireland, comprised of $1.2 million of cash and $1.1 million of fixed assets. As of December 31, 2004, ARRIS held approximately $2.1 million of assets in Ireland, comprised of $1.3 million of cash and $0.8 million of fixed assets.

Note 15. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the periods indicated (in thousands except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)
	2005	2004	2005	2004
Basic:
Income (loss) from continuing operations	$18,850	$(3,748)	$29,461	$(29,003)
Income (loss) from discontinued operations	(30)	42	56	1,213

Net income (loss)	$18,820	$(3,706)	$29,517	$(27,790)

Weighted average shares outstanding	104,434	87,347	93,768	84,440

Basic earnings (loss) per share	$0.18	$(0.04)	$0.31	$(0.33)

Diluted:
Income (loss) from continuing operations	$18,850	$(3,748)	$29,461	$(29,003)
Income (loss) from discontinued operations	(30)	42	56	1,213

Net income (loss)	$18,820	$(3,706)	$29,517	$(27,790)

Weighted average shares outstanding	104,434	87,347	93,768	84,440
Net effect of dilutive equity awards	2,615	—	1,600	—

Total	107,049	87,347	95,368	84,440

Diluted earnings (loss) per share	$0.18	$(0.04)	$0.31	$(0.33)

The Notes were antidilutive for all periods presented. The effects of the options and warrants were not presented for the three and nine month periods ended September 30, 2004 as the Company incurred a net loss during that period and inclusion of these securities would have been antidilutive.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Our long-term goal is to continue to increase our leading position as a worldwide provider of broadband access products and services. Our primary market and focus is cable providers or MSOs. To achieve this goal, we have implemented a long-term business strategy that includes the following key elements:
•	Transition to VoIP with an “Everything IP, Everywhere” philosophy and build on current market successes;

•	Leverage our current voice and data business;

•	Strengthen and grow our supplies infrastructure distribution channel;

•	Expand our existing product/services portfolio through internal developments, partnerships and acquisitions; and

•	Maintain and improve an already strong capital structure and expense structure.
Below is a summary of key year-to-date events, accomplishments and actions relative to these strategies:
Transition to VoIP with an “Everything IP, Everywhere” philosophy and build on current market successes
•	MSOs continued to aggressively deploy VoIP and, as a result, sales of embedded multimedia terminal adapters (“E-MTA”) increased significantly quarter over quarter. In the third quarter 2005, we sold over 863,000 E-MTAs as compared to 567,000 in the second quarter 2005 and 174,000 in the third quarter 2004. We anticipate that demand for this product will decline somewhat in the fourth quarter 2005 as our increased capacity shortens our lead time to supply our customers, and as our customers adjust their initial inventory levels to take advantage of this shortened lead time and to reduce inventories and match their deployment rates. We anticipate that we will continue to sell robust quantities of E-MTAs for the foreseeable future.

•	CableLabs selected the “packet bonding” approach to high-speed wideband data service envisioned in DOCSIS 3.0. ARRIS has been a proponent of this approach over other alternatives. We believe this positions us well for the evolution of our products.

•	We diversified our customer base through the first nine months of 2005 adding new customers to our client portfolio, and we significantly increased sales to existing major MSOs in our client base, most notably Charter and Time Warner.
Leverage our current voice and data business
•	In the first quarter 2005, we granted price reductions to our customers of constant bit rate (“CBR”) telephony products in order to extend the life of this product. Sales of this product have been robust, and we anticipate that they will continue into 2006 at a rate similar to that we have historically experienced. Ultimately, sales of these products will decline as customers move to VoIP for telephony services. We now anticipate the revenue will begin to decline in late 2006.
Expand our existing product/services portfolio through internal developments, partnerships and acquisitions
•	In the third quarter we spent $16.0 million on research and development. Through the first nine months of 2005, we spent approximately $45.1 million on research and development. Key accomplishments included:
➢	The introduction of next generation E-MTAs, including cost reduced versions.

➢	The 500-series Touchstone E-MTAs achieved both DOCSIS and EuroDOCSIS 2.0 certification.

➢	The introduction of cost reductions within the CMTS product family.

➢	Continued work on our Keystone D5 Digital Multimedia Termination System product, which is expected to be commercially available in the first half of 2006. This new product has recently undergone interoperability testing with several video on demand systems and is currently in trial with customers.

➢	The Cadant C4 achieved Euro-DOCSIS 2.0 certification.

➢	Continued work on a multi-line E-MTA for use by our customers in multi-dwelling units (“MDU”) and businesses. We expect to launch this product in the first quarter of 2006.

➢	Continued work on a session initiated protocol (“SIP”) based version of our E-MTA for Eastern European and Asian customers. We expect to launch this product in the fourth quarter of 2005.
Maintain and improve an already strong capital structure and expense structure
•	Through the first nine months of 2005, we generated approximately $44.5 million from our net income, after adjustments for non-cash items. In the same period, we used approximately $39.5 million to fund higher accounts receivable levels resulting from our increased sales.

•	We called for redemption the balance of our 2008 Notes in the second quarter 2005. All holders of the Notes chose to convert their holdings into shares resulting in the issuance of 15.3 million shares. We now have no long term debt.

•	Our inventory and accounts receivable performance continues to be strong, with DSOs of 42 days and inventory turns of 6.8 in the third quarter 2005.
Significant Customers
A significant portion of the Company’s revenue is derived from sales to its top customers: Comcast, Liberty Global, Cox Communications, and Time Warner were all 10% customers in both the third quarter and year to date 2005. Sales to these customers for the three and nine month periods ended September 30, 2005 and 2004 are set forth below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	(unaudited)
	2005	2004	2005	2004
Comcast	$44,506	$21,436	$91,831	$85,437
% of sales	22.1%	16.7%	18.4%	23.7%

Cox Communications	$33,683	$31,561	$88,058	$83,360
% of sales	16.8%	24.6%	17.6%	23.1%

Liberty Global	$26,530	$19,500	$77,541	$55,426
% of sales	13.2%	15.2%	15.5%	15.4%

Time Warner	$16,232	$11,912	$49,924	$22,443
% of sales	8.1%	9.3%	10.0%	6.2%
No other customer provided more than 10% of total sales for the three or nine months ended September 30, 2005 or 2004.
Backlog
Our backlog consists of unfilled customer orders believed to be firm and long-term contracts that have not been completed. With respect to long-term contracts, we include in our backlog only amounts representing orders currently released for production or, in specific instances, the amount we expect to be released in the succeeding 12 months. The amount contained in backlog for any contract or order may not be the total amount of the contract or order. The amount of our backlog at any given time does not reflect expected revenues for any fiscal period. Our backlog at September 30, 2005 was approximately $171.2 million, and at September 30, 2004 was approximately $64.7 million.

Comparison of Operations for the Three and Nine Months Ended September 30, 2005 and 2004
Net Sales
The table below sets forth our net sales for the three and nine months ended September 30, 2005 and 2004, for each of our product categories (in millions):

	Net Sales				Increase (Decrease) Between 2005 and 2004
	For the Three Months		For the Nine Months		For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,		Ended September 30		Ended September 30
	2005	2004	2005	2004	$	%	$	%
Product Category:
Broadband	$81.3	$71.5	$222.2	$222.5	$9.8	14%	$(0.3)	(0.1%)
Supplies & CPE	119.7	56.9	276.9	138.1	62.8	110%	138.8	101%

Total sales	$201.0	$128.4	$499.1	$360.6	$72.6	57%	$138.5	38%

The table below sets forth our domestic and international sales for the three and nine months ended September 30, 2005 and 2004 (in millions):

	Net Sales				Increase (Decrease) Between 2005 and 2004
	For the Three Months		For the Nine Months		For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,		Ended September 30		Ended September 30
	2005	2004	2005	2004	$	%	$	%
Domestic	$148.6	$98.9	$366.8	$279.2	$49.7	50%	$87.6	31%
International	52.4	29.5	132.3	81.4	22.9	78%	50.9	63%

Total sales	$201.0	$128.4	$499.1	$360.6	$72.6	57%	$138.5	38%

Broadband Net Sales 2005 vs. 2004
During the three months ended September 30, 2005, sales of our Broadband products increased by approximately 14%. Sales of our Broadband product for the first nine months of 2005 were consistent with the same period in 2004. Sales within this product category reflect:
•	As anticipated, sales of our CBR voice products in the first nine months of 2005 declined from 2004. However, we continued to have robust sales of CBR product to Cox Communications and J: COM. We believe that the sales of these products will decline in 2006 as our customers transition to VoIP. Further, in the first half of 2005, we provided price reductions to customers to extend the life of the product.

•	Sales of our CMTS products for the first nine months of 2005 increased from the same period in 2004, offsetting the decrease in CBR product sales.
Supplies & CPE Net Sales 2005 vs. 2004
Supplies & CPE product revenue increased by approximately 110% and 101% in the three and nine month periods ended September 30, 2005, as compared to the same periods in 2004. These increases reflect:
•	Increased sales of our E-MTA product provided the majority of the increase as operators ramped deployment of VoIP. In the three and nine months ended September 30, 2005, we sold 863,000 and 1,764,000 E-MTAs, as compared to approximately 174,000 and 214,000 units during the same periods in 2004.

•	Supplies & CPE product revenue internationally increased in 2005 as compared 2004, primarily due to an increase in sales of cable modems and E-MTAs to our international customers.

•	We anticipate a decline in E-MTA sales in the fourth quarter 2005 as our supply has caught up to demand, and customers adjust their inventory levels to better match their deployment rates.

Gross Margin
The table below sets forth our gross margin for the three and nine months ended September 30, 2005 and 2004, for each of our product categories (in millions):

	Gross Margin $				Increase (Decrease) Between 2005 and 2004
	For the Three Months		For the Nine Months		For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,		Ended September 30		Ended September 30
	2005	2004	2005	2004	$	%	$	%
Product Category:
Broadband	$28.4	$29.7	$81.9	$93.8	$(1.3)	(4%)	$(11.9)	(13%)
Supplies & CPE	26.6	6.0	51.0	18.6	20.6	343%	32.4	174%

Total	$55.0	$35.7	$132.9	$112.4	$19.3	54%	$20.5	18%

The table below sets forth our gross margin percentages for the three and nine months ended September 30, 2005 and 2004, for each of our product categories:

	Gross Margin %				Increase (Decrease) Between 2005 and 2004
	For the Three Months		For the Nine Months		For the Three Months	For the Nine Months
	Ended September 30,		Ended September 30,		Ended September 30	Ended September 30
	2005	2004	2005	2004	Percentage Points
Product Category:
Broadband	34.9%	41.5%	36.8%	42.2%	(6.6)	(5.4)
Supplies & CPE	22.2%	10.6%	18.4%	13.5%	11.6	4.9
Total	27.4%	27.8%	26.6%	31.2%	(0.4)	(4.6)
Broadband Gross Margin 2005 vs. 2004
The decrease in Broadband gross margin dollars and percentages related primarily to the following factors:
•	Price reductions were provided to customers for our CBR product line in the first half of 2005, lowering the margin percentage for this product year over year.

•	In the second half of 2004, our next generation DOCSIS 2.0 CMTS was introduced. The initial margin percentages for this product were lower than historical margins due to higher initial product costs. Cost reduction programs are ongoing and a portion of them were implemented in early 2005; however, the margin percentages were lower year-over-year for the reasons stated above.

•	In the third quarter of 2005, we recorded approximately $2.4 million of inventory reserves related to our first generation CMTS product, specifically the older C4 1Dx8U blades. We have some inventory remaining that we are attempting to sell. In the third quarter 2005, we lowered our pricing on these older products to what we believe are competitive levels in order to deplete our inventory. As a result, we wrote our inventory down to its estimated net realizable value, negatively impacting margins.
Supplies & CPE Gross Margin 2005 vs. 2004
The Supplies & CPE category gross margin dollars and percentage increased year-over-year. The following factors impacted gross margin in 2005 as compared to 2004:
•	The increase in revenues year-over-year significantly impacted gross margin dollars. This was predominantly related to our increase in sales of E-MTAs.

•	In the third and fourth quarters of 2004, our Supplies & CPE gross margin percentages were 10.6% and 13.4%, respectively. Cost reduction programs related to E-MTAs were implemented in the first three quarters of 2005, which improved our margins. As a result of higher than expected demand in the second quarter 2005, we incurred higher transportation costs as we shipped E-MTAs by air in order to meet our customers’ requirements, which depressed margins. During the third quarter 2005, we returned to shipping primarily via ocean freight. That coupled with the impact of our cost reduction programs led to the improvement quarter over quarter in margin percentage.

•	Future margins for our Supplies & CPE product will be dependent upon the impact of, among other factors, achievement of planned cost reductions, product mix, and competitive price actions.
Our overall gross margin percent is dependent upon a number of factors including, but not limited to:
•	The impact of product mix, in particular the impact of selling more, lower margin E-MTAs, particularly given the increase in demand we have experienced.

•	Changes in the product life cycle for our products, in the near term particularly our CBR products

•	Many of our products are susceptible to technological obsolescence and / or changes in our customers’ spending patterns. As a result, from time to time, we may adjust our pricing in an effort to better position our products within the market. These sales may be below historic margins. To the extent that we conclude that such items cannot be sold at or above their cost, we record an inventory reserve through a current charge to cost of sales as we value these items at their net realizable value. When this occurs, margins are negatively impacted.
Operating Expenses
The table below provides detail regarding our operating expenses (in millions):

	Operating Expenses				Increase (Decrease) Between 2005 and 2004
	For the Three Months		For the Nine Months		For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,		Ended September 30		Ended September 30
	2005	2004	2005	2004	$	%	$	%
SG&A	$19.9	$17.1	$54.1	$53.2	$2.8	16%	$0.9	2%
Provision for doubtful accounts	0.2	0.6	(0.3)	0.9	(0.4)	(67)%	(1.2)	(133)%
Research & development	16.0	14.8	45.1	47.3	1.2	8%	(2.2)	(5)%
Restructuring & impairment	—	0.1	0.4	7.1	(0.1)	(100)%	(6.7)	(94)%
Amortization of intangibles	0.2	6.2	1.0	24.1	(6.0)	(97)%	(23.1)	(96)%

Total	$36.3	$38.8	$100.3	$132.6	$(2.5)	(6)%	$(32.3)	(24)%

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
The net increase in expenses both quarter over quarter and through the first nine months are the result of key factors:
•	Given our strong business performance relative to both 2004 and to targets established by our Board of Directors, it is anticipated that variable compensation payments for 2005 (commissions and bonuses) will be greater than earlier estimates for 2005 and as compared to 2004. As a result, compensation expense increased.

•	As explained elsewhere, we adopted SFAS No. 123R in the third quarter 2005. This resulted in higher non-cash compensation expense both quarter over quarter and for the first nine months.

•	Our bad debt expense has decreased both quarter over quarter and for the first nine months reflecting our strong collections and our low write-off experience in 2005.

Research & Development (“R&D”) Expenses
We continue to aggressively invest in research and development. Our primary focus is on products that allow MSOs to capture new revenues, in particular, high-speed data, VoIP, and Video over IP; however, we also continue to place emphasis on reducing product costs and test equipment costs.
The increase in our R&D expenses for the three month period in 2005 as compared to 2004 is the result of:
•	Increase in compensation expense related to variable compensation payments for 2005 (bonuses) described above.

•	Increase in compensation expense related to the adoption of SFAS No. 123R.
Although the quarter over quarter R&D expenses increased in 2005, the total R&D expenditures decreased for the nine month period ended September 30, 2005 as compared to the same period in 2004. The increases noted above were offset by the following decreases;

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
Restructuring and Impairment Charges
On a quarterly basis, we review our existing restructuring accruals and make adjustments if necessary. As a result of these evaluations, we recorded an increase to a restructuring accrual of $34 thousand during the third quarter 2005, resulting in restructuring expense. During the third quarter 2004, we recorded additional restructuring charges of approximately $56 thousand related to previously closed facilities. These adjustments were required due to a change to the initial estimates used. See Note 8 of Notes to the Consolidated Financial Statements.
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
Amortization of Intangibles
Intangibles amortization expense for the three and nine months ended September 30, 2005 was $0.2 million and $1.0 million, respectively, and compares to expense of $6.2 million and $24.1 million, respectively, for the same periods in 2004. Our intangible assets represent existing technology acquired as a result of the Arris Interactive L.L.C. acquisition in the third quarter 2001, the Cadant, Inc. acquisition in the first quarter 2002, the Atoga Systems’ acquisition in the first quarter 2003, the Com21 product line acquisition in the third quarter 2003, and the cXm Broadband acquisition in the second quarter 2005. The intangible assets that are not fully amortized as of September 30, 2005, are the existing technologies acquired from Com21 and cXm Broadband. See Note 11 of Notes to Consolidated Financial Statements.
Other Expense (Income):
Interest Expense
Interest expense for the three and nine months ended September 30, 2005 was $0.0 million and $2.0 million, respectively, and compares to interest expense of $1.0 million and $3.7 million for the three and nine months ended September 30, 2004, respectively. Interest expense reflects the amortization of deferred finance fees and the interest paid on the Notes. During the second quarter 2005, the remaining balance of $75.0 million of Notes was converted, thus eliminating our interest expense in the third quarter of 2005.
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
Loss (Gain) on Investments
We hold certain investments in the common stock of publicly-traded companies and also hold a number of non-marketable equity securities. For further discussion on the classification and the accounting treatment of these investments, see the Investments section within Financial Liquidity and Capital Resources. During the three and nine months ended September 30, 2005, we recognized gains on investments of $0.1 million and $0.1 million, respectively. During the same periods in 2004, we had losses of $0.2 million and $1.6 million.
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
Loss (Gain) in Foreign Currency
The purpose of our foreign currency hedging activities is to reduce the risk that our eventual US dollar net cash inflows resulting from euro denominated sales outside the United States will be adversely affected by changes in exchange rates.
We enter into forward exchange contracts and purchase currency options (principally Euro) and collars to hedge certain portions of forecasted sales and the resulting cash flows denominated in foreign currencies. The effective portion of the changes in fair value for these contracts, which have been designated as cash flow hedges, are reported in other comprehensive income and reclassified into earnings in the same financial statement line item and in the same period or periods during which the hedged transaction affects earnings. Any ineffective or non-designated portion (which represented all the hedging activity prior to the third quarter of 2005) of the change in fair value of these instruments is immediately recognized in earnings. As of September 30, 2005, the outstanding contracts mature with in one year.
ARRIS uses derivative financial instruments to reduce our exposure to adverse fluctuations in foreign exchange rates, specifically the Euro to the US dollar. When entered into, we formally designate and document the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transactions.
ARRIS recognizes all derivative instruments as either assets or liabilities in our consolidated balance sheet at fair value. The accounting for changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and, further, on the type of hedging relationship. At the inception of the hedging relationship, we must designate the instrument as a fair value hedge, a cash flow hedge, or a hedge of a net investment in a foreign operation. This designation is based upon the exposure being hedged. Currently all derivative instruments on our balance sheet have been designated as cash flow hedges.
In the third quarter 2005, we entered into a series of foreign exchange derivative contracts which we designated as cash flow hedges to hedge forecasted euro denominated sales. These contracts total 39.2 million euros and expire in various increments monthly beginning November 2005 and ending September 2006. As these contracts qualify for hedge accounting, we are applying the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to account for them. If at anytime the likelihood of a hedged forecasted transaction is no longer probable, hedged accounting under SFAS No. 133 will cease on a prospective basis and all future changes in the fair value of the derivative will be recognized in earnings. As of September 30, 2005 we have recorded an unrealized gain of $1.0 million in other comprehensive income.
Additionally, we enter into forward exchange contracts that are not designated as hedging instruments under SFAS No. 133. Changes in the fair value of these instruments are immediately recognized in earnings in the line item other income (loss). As of September 30, 2005, these contracts totaled 7.5 million euros and expire in December 2005.
Our overall foreign currency loss (gain) includes the effect of the fluctuation of our foreign currency cash and receivables balances and derivative contracts. The loss (gain) in foreign currency also reflects the losses (gains) associated with the ineffective derivative contracts we have outstanding. The loss (gain) in foreign currency for the three and nine months ended September 30, 2005 was approximately $0.3 million and $0.1 million, respectively. During the three and nine months ended September 30, 2004, the loss (gain) in foreign currency was approximately $(0.2) million and $(0.1) million, respectively.
Other Expense (Income)
Other expense (income) for the three and nine months ended September 30, 2005 was $(0.7) million and $(1.7) million, respectively. During the same periods in 2004, the other expense (income) was approximately $(0.3) million and $(0.8) million, respectively. The other income recorded during all periods was primarily interest income.
Income Tax Expense (Benefit)
During the three and nine months ended September 30, 2005, we recorded income tax expense (benefit) of $0.3 million and $0.2 million, comprised of a provision for alternative minimum tax (“AMT”) and foreign tax liability, offset by state income tax refunds and a partial reduction of an income tax reserve. ARRIS has net operating losses (“NOLs”) that are used to offset current earnings and reduce our current regular tax liability to zero. For AMT purposes, only 90% of AMT income can be offset with AMT NOLs. The remaining 10% of AMT income is taxed at the AMT rate of 20%.
For the three and nine months ended September 30, 2004, we recorded income tax expense of $38,000 and $84,000 related to foreign tax liabilities.

     Discontinued Operations
During the three and nine months ended September 30, 2005, the Company recorded expense (income) of $30,000 and ($56,000) related to its reserves for discontinued operations. These adjustments were the result of the resolution of various vendor liabilities and other costs. As of September 30, 2005, the balance of the accrual was approximately $37,000, which relates to severance and other miscellaneous costs. During the three and nine months ended September 30, 2004, we recognized income of $0.0 million and $1.2 million in discontinued operations. Included in the first half 2004 income was a partial recovery with respect to amounts previously written off associated with an Argentinean customer. Of this total gain of $0.9 million, approximately $0.3 million related to discontinued products and was recorded in discontinued operations. The remaining discontinued operations’ income in 2004 was the result of accrual adjustments due to changes in estimates.
Financial Liquidity and Capital Resources
Overview
One of our key strategies is to maintain and improve our capital structure. The key metrics we focus on are summarized in the table below:
Liquidity & Capital Resources Data

	Nine Months Ended
	September 30,
	2005	2004
	(in millions, except DSO and
	turns)
Key Working Capital Items
Cash provided by (used in) operating activities	$(9.1)	$12.4
Cash, cash equivalents, and short-term investments	$94.4	$95.9
Accounts Receivable, net	$95.8	$64.5
Days Sales Outstanding (“DSOs”)	42	46
Inventory	$90.1	$88.3
Inventory turns	5.3	4.0
In managing our liquidity and capital structure, below is a description of key actions and goals implemented:
Inventory & Accounts Receivable Programs
We place a strong emphasis on working capital management, particularly with respect to accounts receivable and inventory. We use turns to evaluate inventory management and days sales outstanding, or DSOs, to evaluate accounts receivable management. As the table above indicates, we have improved our performance, particularly as evidenced by the year-to-date 2005 turns of 5.3 and DSOs of 42 days.
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
Summary of Current Liquidity Position and Potential for Future Capital Raising
We believe our current liquidity position, including approximately $94 million of cash, cash equivalents and short-term investments on hand as of September 30, 2005, together with the prospects for continued generation of cash from operations are adequate for our short- and medium-term business needs. However, a key part of our overall long-term strategy may be implemented through additional acquisitions. Either in order to be prepared to make acquisitions generally or in connection with particular acquisitions, it is possible that we will raise capital through private, or public, share or debt offerings. We believe we have the ability to access the capital markets upon commercially reasonable terms.
Commitments
In the ordinary course of business, from time to time, we will request our contract manufacturers to place orders with their vendors to secure supply of long lead time parts beyond the timeframe that our purchase orders cover. In certain instances, we provide our contract manufacturers with a commitment to purchase from them any excess parts should we not consume them in the ordinary course as we purchase product from them. These commitments are included within our contractual obligations that are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004. There has been no material change to our contractual obligations during the first nine months of 2005 other than the retirement of $75.0 million of long-term debt.
Cash Flow
Below is a table setting forth the key line items of our Consolidated Statements of Cash Flows (in millions):

	For the Nine Months Ended
	September 30,
	2005	2004
Cash provided by (used in) operating activities	$(9.1)	$12.4
Cash provided by (used in) investing	$23.9	$(57.2)
Cash provided by (used in) financing	$8.3	$5.8

Net increase (decrease) in cash	$23.1	$(39.0)

Operating Activities:
Below are the key line items affecting cash from operating activities (in millions):

	For the Nine Months Ended
	September 30,
	2005	2004
Net income (loss) after non-cash adjustments	$44.5	$12.7
(Increase)/Decrease in accounts receivable	(39.5)	(9.1)
(Increase)/Decrease in inventory	2.8	(9.7)
All other – net	(16.9)	18.5

Cash provided (used in) operating activities	$(9.1)	$12.4

•	We generated significant cash flow from net income, after non-cash adjustments, in the first nine months of 2005 as a result of our higher revenues.

•	We generated $2.8 million of cash related to a decrease in our inventory levels over the first nine months of 2005.

•	We used $39.5 million of cash in the first nine months of 2005 as a result of an increase in our accounts receivable due to our increased sales. We continue to enjoy strong DSO performance. Our year-to-date 2005 DSO was 42 days as compared to our year-to-date 2004 DSO of 46 days.

Investing Activities:
Below are the key line items affecting investing activities (in millions):

	For the Nine Months Ended
	September 30,
	2005	2004
Capital expenditures	$(7.6)	$(7.2)
Purchases of short-term investments	(51.3)	(89.8)
Disposals of short-term investments	83.0	39.8
Other	(0.2)	(0.0)

Cash provided by (used in) investing activities	$23.9	$(57.2)

     Capital Expenditures –
Capital expenditures are mainly for test equipment and computing equipment. We anticipate investing approximately $10.0 million to $12.0 million in fiscal year 2005.
     Purchases/Disposals of Short-Term Investments –
This primarily represents purchases and disposals of auction rate securities held as short-term investments.
     Other –
This primarily represents cash investments we have made in cXm Broadband, a private company.
Financing Activities:
Below are the key line items affecting our financing activities (in millions):

	For the Nine Months Ended
	September 30,
	2005	2004
Payments on debt obligations	$—	$(1.2)
Proceeds from issuance of stock	8.3	7.0

Cash provided by (used in) financing activities	$8.3	$5.8

Cash provided from financing activities for both periods presented is primarily related to the exercise of stock options by employees.
Interest Rates
As of September 30, 2005, we did not have any floating rate indebtedness and we did not have any outstanding interest rate swap agreements.
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

Financial Instruments
In the ordinary course of business, we, from time to time, will enter into financing arrangements, such as letters of credit, with customers. These agreements could include the granting of extended payment terms that result in longer collection periods for accounts receivable and slower cash inflows from operations and/or could result in the deferral of revenue. As of September 30, 2005 and December 31, 2004, we had approximately $4.1 million outstanding at the end of each period under letters of credit that were cash collateralized. The cash collateral is reported as restricted cash.
Short-Term Investments
We held short-term investments consisting of debt securities classified as available-for-sale, which are stated at estimated fair value. These debt securities included U.S. treasury notes, state and municipal bonds, asset-backed securities, auction rate securities, corporate bonds, commercial paper, and certificates of deposit. These investments were on deposit with a major financial institution. As of September 30, 2005 and December 31, 2004 the fair market value of these investments was $46.3 million and $78.0 million, respectively.
Investments
We hold certain investments in the common stock of publicly-traded companies which are classified as available for sale. Changes in the market value of these securities are typically recorded in other comprehensive income. These securities are also subject to a periodic impairment review, which requires significant judgment. Because these investments had been below their cost basis for a period greater than six months, impairment charges of approximately $0.6 million and $1.4 million were recorded during the three and nine months ended September 30, 2004, respectively. As of September 30, 2005 and December 31, 2004, the carrying value of these investments was $0.
In addition, we hold a number of non-marketable equity securities totaling approximately $0.2 million and $0.8 million at September 30, 2005 and December 31, 2004, respectively, which are classified as available for sale. The non-marketable equity securities are subject to a periodic impairment review, which requires significant judgment as there are no open-market valuations.
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
We previously provided a deferred compensation arrangement that allowed certain employees to defer a portion of their earnings and defer the related income taxes. As of December 31, 2004, the plan was frozen and no further contributions are allowed. The deferred earnings were invested in a “rabbi trust,” and are accounted for in accordance with Emerging Issues Task Force Issue No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested. A rabbi trust is a funding vehicle used to protect deferred compensation benefits from various events (but not from bankruptcy or insolvency). At September 30, 2005, ARRIS had an accumulated unrealized gain related to the rabbi trust of approximately $1.0 million included in other comprehensive income.

Capital Expenditures
Capital expenditures are made at a level designed to support the strategic and operating needs of the business. ARRIS’ capital expenditures were $7.6 million during the first nine months of 2005 as compared to $7.2 million during the same period in 2004. ARRIS had no significant commitments for capital expenditures at September 30, 2005. Management expects to invest approximately $10.0 million to $12.0 million in capital expenditures for the fiscal year 2005.
Critical Accounting Estimates
The accounting and financial reporting policies of the Company are in conformity with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management has discussed the development and selection of the Company’s critical accounting estimates with the audit committee of the Company’s Board of Directors and the audit committee has reviewed the Company’s related disclosures. A description of our critical accounting policies and estimates are disclosed in our Form 10-K for the year ended December 31, 2004, as filed with the United States Securities and Exchange Commission.
     Adoption of SFAS No. 123R, Share-Based Payment
We elected to early adopt the fair value recognition provisions of SFAS No. 123R on July 1, 2005, using the modified prospective approach. Prior to the adoption date, we used the intrinsic value method for valuing our awards of stock options and restricted stock and recorded the related compensation expense, if any, in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Prior to the adoption of SFAS No. 123R, the Company recognized stock award forfeitures as they occurred. In accordance with SFAS No. 123R, ARRIS has changed its accounting policy as of July 1, 2005 from the actual forfeiture method to an estimate of expected forfeitures in calculating the compensation expense. The cumulative effect of this change in accounting principle was immaterial. With the exception of variable stock option expense discussed below, no other stock-based employee or director compensation cost for stock options was reflected in net income (loss) prior to July 1, 2005, as all options granted had exercise prices equal to the market value of the underlying common stock on the date of grant. We record compensation expense related to our restricted stock awards and director stock units.
     Stock Options
We grant stock options to certain employees that are settled in stock. Stock options generally vest over three or four years of service and have either seven or ten year contractual terms. The exercise price of an option is equal to the fair market value of ARRIS’ stock on the date of grant. The fair value of an option is estimated on the date of grant using the Black-Scholes option valuation model. Upon adoption of SFAS No. 123R, we engaged an independent third party to assist us in determining the Black-Scholes weighted average assumptions utilized in the valuation of options granted subsequent to July 1, 2005. The expected term of the awards granted are based upon a weighted average life of historical exercise activity of the grantee population. The volatility factors are based upon a combination of historical volatility from January 1, 2003, and estimates of implied volatility based on traded option contracts on ARRIS common stock. The risk-free interest rate is based upon the U.S. treasury strip yield at the grant date, using a remaining term equal to the expected life. The expected dividend yield is 0%, as we have not paid cash dividends on our common stock since our inception.
In May 2005, the ARRIS Board of Directors approved the acceleration of outstanding options with exercise prices equal to $9.06 and above. All of these options were “out-of-the-money” at the time of acceleration, as the closing stock price on May 5, 2005 was $7.67. The acceleration covered options to purchase approximately 1.4 million shares of common stock, but did not involve any options held by directors or executive officers. The purpose of the acceleration was to reduce the expense that would be associated with these options in accordance with the provisions of SFAS No. 123R, Share-Based Payment, once adopted. The acceleration resulted in incremental stock-based employee compensation of approximately $5.7 million in the pro forma expense for the second quarter 2005.
     Restricted Stock (Non-Performance) and Stock Units
We grant restricted stock and stock units to certain employees and our outside directors. We record a fixed compensation expense equal to the fair market value of the shares of restricted stock granted on a straight-line basis over the requisite services period for the restricted shares.
     Performance-Related Restricted Shares
We grant to certain employees restricted shares, in which the amount of shares is dependent upon performance conditions. The number of shares which will be issued ranges from zero to 150% of the target award. Compensation expense is recognized using the graded method and is based upon the fair market value of the shares estimated to be attained. The fair value of the restricted shares is estimated on the date of grant using the same valuation model as that used for stock options and other restricted shares. We currently believe that the performance goals will be achieved and compensation cost will be recognized. If such goals are not attained, any recognized compensation cost will be reversed.
In certain circumstances under our stock-based compensation plans, we allow for the vesting of employee awards to accelerate upon retirement or to continue to vest post-employment. Prior to the adoption of SFAS No. 123R, we recognized the related compensation expense over the explicit service period. We will continue this practice for awards granted prior to July 1, 2005. For awards granted subsequent to the adoption date of SFAS No. 123R, the fair value of the award will be expensed over the employee’s minimum service period rather than over the explicit vesting period. This could result in significant increases in compensation cost during periods in which stock awards are granted. Had we applied the accelerated expense recognition provisions of SFAS No. 123R to our awards (with acceleration clauses upon retirement) granted prior to July 1, 2005, compensation cost would have increased by approximately $1.0 million during the second quarter 2005. The impact would have been immaterial for the compensation expense recognized during 2004.
     Employee Stock Purchase Plan (“ESPP”)
ARRIS offers an ESPP to certain employees. The plan is in accordance with Section 423 of the U.S. Internal Revenue Code, which provides that employees will not be immediately taxed on the difference between the market price of the stock and a discounted purchase price if it meets certain requirements. Participants can request that up to 10% of their base compensation be applied toward the purchase of ARRIS common stock under ARRIS’ ESPP. Purchases by any one participant are limited to $25,000 (based upon the fair market value) in any one year. The exercise price is the lower of 85% of the fair market value of the ARRIS common stock on either the first day of the purchase period or the last day of the purchase period. A plan provision which allows for the more favorable of two exercise prices is commonly referred to as a “look-back” feature. Under APB Opinion No. 25, Accounting for Stock Issued to Employees, the ESPP was deemed noncompensatory, and therefore, no compensation expense was recognized. However, SFAS No. 123R narrows the noncompensatory exception significantly; any discount offered in excess of five percent generally will be considered compensatory and appropriately recognized as compensation expense. Additionally, any ESPP offering a look-back feature is considered compensatory. We use the Black-Scholes option valuation model to value to shares issued under the ESPP. The valuation is comprised of two components; the 15% discount of a share of common stock and 85% of a six month option held (related to the look-back feature).
     Unrecognized Compensation Cost
As of September 30, 2005, there was approximately $14.4 million of total unrecognized compensation cost related to unvested share-based awards granted under our incentive plans. This compensation cost is expected to be recognized over a weighted-average period of 2.3 years.
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
Our four largest customers are Cox Communications, Liberty Global, Comcast, and Time Warner. For the nine months ended September 30, 2005, sales to Cox Communications accounted for approximately 17.6% of our total revenues, sales to Liberty Global accounted for approximately 15.5%, sales to Comcast accounted for 18.4%, and sales to Time Warner accounted for 10.0%. The loss of Cox Communications, Liberty Global, Comcast, Time Warner, or one of our other large customers, or a significant reduction in the products or services provided to any of them would have a material adverse impact on our business.
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
The telecommunications industry has experienced the consolidation of many industry participants, and this trend is expected to continue. For instance, in November 2005, Cox Communications announced a definitive agreement to sell some of its cable television systems to Cebridge Connections and, in April 2005, Adelphia announced that its assets were going to be acquired by Comcast and Time Warner. When consolidations occur, it is possible that the acquirer will not continue using the same suppliers, thereby possibly resulting in an immediate or future elimination of sales opportunities for us or our competitors, depending upon who had the business initially. Consolidations also could result in delays in purchasing decisions by the merged businesses. The purchasing decisions of the merged companies could have a material adverse effect on our business.
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
In the past, we have used interest rate swap agreements, with large creditworthy financial institutions, to manage our exposure to interest rate changes. These swaps would involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. During the quarter ended September 30, 2005, we did not have any outstanding interest rate swap agreements.
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
We have certain international customers who are billed in their local currency. Changes in the monetary exchange rates may adversely affect our results of operations and financial condition. To manage the volatility relating to these typical business exposures, we may enter into various derivative transactions, when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. The euro and the yen are the predominant currencies of those customers who are billed in their local currency. Taking into account the effects of foreign currency fluctuations of the euro and the yen versus the dollar, a hypothetical 10% weakening of the U.S. dollar (as of September 30, 2005) would provide a gain on foreign currency of approximately $0.5 million. Conversely, a hypothetical 10% strengthening of the U.S. dollar would provide a loss on foreign currency of approximately $0.5 million. As of September 30, 2005, we had no material contracts, other than accounts receivable, denominated in foreign currencies.
ARRIS uses derivative financial instruments to reduce our exposure to adverse fluctuations in foreign exchange rates, specifically the Euro to the US dollar. When entered into, we formally designate and document the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transactions. In the third quarter 2005, we entered into a series of foreign exchange derivative contracts which we designated as cash flow hedges to hedge forecasted euro denominated sales. These contracts total 39.2 million euros and expire in various increments monthly beginning November 2005 and ending September 2006. As these contracts qualify for hedge accounting, we are applying the provisions of SFAS No.133, Accounting for Derivative Instruments and Hedging Activities, to account for them. As a result, we have recorded an unrealized loss (gain) of $(1.0) million in other comprehensive income as of September 30, 2005. Additionally, we enter into forward exchange contracts that are not designated as hedging instruments under SFAS No 133. Changes in the fair value of these instruments are immediately recognized in earnings in the line item other income (loss). As of September 30, 2005, these contracts totaled 7.5 million euros and expire in December 2005 During the three and nine months ended September 30, 2005, we recognized a net loss (gain) of approximately $0.2 million and $(1.9) million, respectively.

Item 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, such officers concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective as contemplated by the Act.
(b) Changes in Internal Control over Financial Reporting. Our principal executive officer and principal financial officer evaluated the changes in our internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that there had been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, the Company, in the fourth quarter of 2005, is in the process of upgrading its PeopleSoft Enterprise Resource Planning system from version 7.53 to 8.8. As part of this upgrade, the Company has implemented temporary internal controls designed to ensure the new version functions properly and may implement additional internal controls in the future. These changes, taken as a whole, may or may not be material.
PART II. OTHER INFORMATION
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
Dated: November 9, 2005