Form 10-K
period 2005-12-31
ARRIS GROUP INC
filed 2006-03-16
CIK 1141107

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
For the fiscal year ended December 31, 2005
of
ARRIS GROUP, INC.
A Delaware Corporation
IRS Employer Identification No. 58-2588724
SEC File Number 000-31254
3871 Lakefield Drive
Suwanee, GA 30024
(770) 622-8400
Securities registered pursuant to Section 12(g) of the Act:
Common stock, $0.01 par value — Nasdaq Global Market System
Preferred Stock Purchase Rights — Nasdaq Global Market System
      ARRIS Group, Inc. is a well-known seasoned issuer.
      ARRIS Group, Inc. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
      ARRIS Group, Inc. is unaware of any delinquent filers pursuant to Item 405 of Regulation S-K.
      ARRIS Group, Inc. is a large accelerated filer and is not a shell company.
      The aggregate market value of ARRIS Group, Inc.’s Common Stock held by non-affiliates as of June 30, 2005 was approximately $904.3 million (computed on the basis of the last reported sales price per share of such stock of $8.71 on the Nasdaq Global Market System). For these purposes, directors, officers and 10% shareholders have been assumed to be affiliates.
      As of February 28, 2006, 106,432,269 shares of ARRIS Group, Inc.’s Common Stock were outstanding.
      Portions of ARRIS Group, Inc.’s Proxy Statement for its 2006 Annual Meeting of Stockholders are incorporated by reference into Part III.

i

PART I

Item 1.	Business
      As used in this Annual Report, “we,” “our,” “us,” “the Company,” and “ARRIS” refer to Arris Group, Inc. and our consolidated subsidiaries, including Arris International, Inc. (formerly ANTEC Corporation) and Arris Interactive L.L.C., unless the context otherwise requires.
General
      Our principal executive offices are located at 3871 Lakefield Drive, Suwanee, Georgia 30024, and our telephone number is (770) 622-8400. We also maintain a website at www.arrisi.com. On our website we provide links to copies of the annual, quarterly and current reports that we file with the Securities and Exchange Commission, any amendments to those reports, and all Company press releases. Investor presentations are also frequently posted on our website. Copies of our codes of ethics and the charters of our board committees also are available on our website. We will provide investors copies of these documents in electronic or paper form upon request, free of charge.
Glossary of Terms
      Below are commonly used acronyms in our industry and their meaning:

Acronym	Terminology

CAM	Cable Access Module
CBR	Constant Bit Rate
CLEC	Competitive Local Exchange Carrier
CMTS	Cable Modem Termination System
CPE	Customer Premises Equipment
DBS	Digital Broadcast Satellite
DMTS	Digital Multimedia Termination System
DOCSIS	Data Over Cable Service Interface Specification
DSG	DOCSIS Set-Top Gateway
DSL	Digital Subscriber Line
E-MTA	Embedded Multimedia Terminal Adapters
HDT	Host Digital Terminal
HFC	Hybrid Fiber-Coaxial
ILEC	Incumbent Local Exchange Carrier
IP	Internet Protocol
IPTV	Internet Protocol Television
Mbps	Megabits per Second
MPEG-2	Moving Picture Experts Group, Standard No. 2
M-CMTS	Modular CMTS
MSO	Multiple Systems Operator
MTA	Multimedia Terminal Adapter
NGNA	Next Generation Network Architecture
NIU	Network Interface Units
PCT	Patent Convention Treaty
QAM	Quadrature Amplitude Modulation
RF	Radio Frequency
VoIP	Voice over Internet Protocol
VPN	Virtual Private Network

Industry Overview
      We develop and supply equipment and technology for cable system operators and other broadband service providers worldwide that allows them to deliver a full range of integrated voice, video and data services to their subscribers. Further, we are a leading supplier of infrastructure products used by cable system operators in the build-out and maintenance of hybrid fiber-coaxial, or HFC, networks.
      We provide our products and equipment principally to the cable television market and, more specifically, to operators of multiple cable systems, or MSOs, on a worldwide basis. In recent years, the technology used in cable systems has evolved significantly. Historically, cable systems offered only one-way analog video service. Due to technological advancements and large investments in infrastructure upgrades, these systems have evolved to become two-way broadband systems delivering high-speed, high-volume, interactive services. MSOs have over the years aggressively upgraded their networks to cost-effectively support and deliver enhanced video, voice and data services. As a result, cable operators have been able to use broadband systems to increase their revenues by offering enhanced interactive subscriber services, such as high-speed data, telephony, digital video and video on demand, and to effectively compete against other broadband communications technologies, such as digital subscriber line (DSL), local multiport distribution service, direct broadcast satellite, fiber to the home, and fixed wireless. Delivery of enhanced services also has helped MSOs offset slowing basic video subscriber growth, reduce their subscriber churn and compete against alternative video providers; in particular, direct broadcast satellite, or DBS.
      A key factor supporting the growth of broadband systems is the powerful growth of the Internet. Rapid growth in the number of Internet users, their desire for ever higher internet access speeds, and more high-volume interactive services have created demand for our products. Another key factor supporting the growth of broadband systems is the evolution of video services being offered to consumers. Video on demand and high definition television are two key video services expanding the use of MSOs’ broadband systems. The increase in volume and complexity of the signals transmitted through the network and emerging competitive pressures from telephone companies with digital subscriber line and fiber to the premises offerings are pushing cable operators to deploy new technologies as they evolve. Further, cable operators are looking for products and technologies that are flexible, cost effective, easily deployable and scalable to meet future demand. Because the technologies are evolving and the services delivered are growing in complexity and volume, cable operators need equipment that provides the necessary technical capability at a reasonable cost at the time of initial deployment and the flexibility later to accommodate technological advances and network expansion.
      Capital spending by MSOs on their networks has shifted over the past several years. MSOs have largely completed the upgrades and re-builds required to support advanced services and are now in the process of enabling those services. As a result, spending has shifted away from HFC plant equipment and materials to head-end and customer premises equipment that enable high speed data, telephony, and digital video services. Global capital spending by cable operators declined to a low of $25 billion in 2003 but grew to an estimated $28 billion in 2004 and $32 billion in 2005 because of increased spending on telephony, high speed data, and digital video driven by competitive pressures. Spending on this type of equipment is expected to continue to grow for the foreseeable future (Infonetics Research, Canadian Imperial Bank of Commerce, ARRIS estimates). Also, maintenance and extension spending has grown steadily, and is expected to continue growing because of the installed base of the more sophisticated equipment required to support the advanced services.
      One of the fastest growing services is cable telephony. The data below is Yankee Group’s 2005 estimates for the U.S. market, and illustrates the expected growth in subscribers for this service. We expect that the international market for cable telephony should experience similar growth.

      Cable telephony allows cable operators to offer their customers local and long distance residential telephone service. It is presently offered by cable operators using two distinct technologies: constant bit rate, or CBR, technology and PacketCable® certified internet protocol, or IP, technology. CBR technology utilizes the switched-circuit technology currently used in traditional phone networks. This is a proven carrier-class telephony solution that enables operators to directly compete with incumbent telephone carriers with voice services and class features, which include caller ID, call waiting and three-party conferencing. PacketCable® certified Voice over IP, or Cable VoIP, permits cable operators to utilize the ubiquitous IP protocol to deliver toll-quality cable telephony. IP provides an extremely cost effective mechanism to the cable operators to provide voice services. Due to the significant value a bundled voice, video and data service offers a cable operator, and the rapid maturation of the VoIP technology in 2003 and 2004; 2005 was a breakout year for deployment of IP based voice services. The wide reception within the cable operators of this technology could potentially cannibalize the deployment of data-only cable modems because the customer premises devices that support VoIP also offer high speed data access. We are a leading supplier of both head-end and customer premises equipment for VoIP services over cable.
      Data and VoIP services are governed by a set of technical specifications promulgated by CableLabs® in North America and tComLabs in Europe. While the specifications developed by these two bodies necessarily differ in a few details in order to accommodate the differences in HFC network architectures between North America and Europe, a significant feature set is common. The primary data standard specification for cable operators in North America is entitled DOCSIS®. Release 2.0 of this specification is the current governing standard for data services in North America. The parallel release for European operators is Euro-DOCSIS Release 2.0. DOCSIS 2.0 builds upon the capabilities of DOCSIS 1.1 and adds additional throughput in the upstream portion of the cable plant — from the consumer out to the Internet. In addition to the DOCSIS standards that govern data transmission, CableLabs has defined the PacketCabletm specifications for VoIP. This specification defines the interfaces between network elements such as cable modem termination systems, or CMTSs, multimedia terminal adapters, or MTAs, gateways and call management servers to provide high quality IP telephony service over the HFC network.
      To date, MSOs have offered digital television signals to subscribers using proprietary technologies offered by a limited set of vendors, led principally by Cisco and Motorola. The technologies that have enabled high-speed data and VoIP across the cable plant are, with modification, also applicable to video. MSOs are beginning to investigate Video over IP as an alternative and are engaging the vendor community, including

ARRIS, in discussions. The advantage to the operator is to migrate to one common backbone/technology for all services, and to eliminate proprietary video technology. We actively are developing products to compete in the emerging Video over IP market.
Our Principal Products
      A broadband cable system consists of three principal components:

•	Headend. The headend is a central point in the cable system where signals are received via satellite and other sources. Interfaces that connect the Internet and public switched telephony networks are located in the headend. The headend organizes, processes and retransmits those signals through the distribution network to subscribers.

•	Distribution Network. The distribution network consists of fiber optic and coaxial cables and associated optical and electronic equipment that allocates the combined signals from the headend and transmits them throughout the cable system to nodes.

•	Subscriber Premises. Cable drops extend from nodes to subscribers’ homes and connect to a subscriber’s television set, set-top box, telephony network interface device or high speed cable modem.
      We provide cable system operators with a comprehensive product offering. We divide our product offerings into two categories:

Broadband:	• CBR telephony products, including Host Digital Terminals (HDTs) in the headend and Network Interface Units (NIUs) at the subscriber premises

• VoIP telephony products, including CMTS

• High-speed data products, including CMTS

• Video/ IP headend products

• Operational support systems

• System integration services

Supplies & CPE:	• Infrastructure products for fiber optic or coaxial networks built under or above ground, including cable and strand, vaults, conduit, drop materials, tools, connectors, and test equipment

• Subscriber cable modems and E-MTAs

Voice over IP and Data Products
      Headend — The heart of a Voice over IP headend is a cable modem termination system, or CMTS. A CMTS, along with a call agent, a gateway, and provisioning systems provide the ability to integrate the Public-Switched Telephone Network, or PSTN and high-speed data services over an HFC network. The CMTS provides the software and hardware to allow IP traffic from the Internet or traffic used in VoIP telephony to be converted for use on HFC networks. It is also responsible for initializing and monitoring all cable modems connected to the HFC network. We provide two products used in the cable operator’s headend that provide VoIP and high-speed data services to residential or business subscribers. These are the Cadant® C4tm CMTS, and the Cadant® C3tm CMTS:

•	The Cadant® C4 CMTS is a high density, chassis-based product that provides robust built-in redundancy to ensure carrier-grade performance. It is PacketCable 1.0, DOCSIS 2.0 and Euro-DOCSIS 2.0 qualified. Each chassis supports up to 32 downstream channels and 192 upstream channels. Three C4 chassis can be installed in a single seven foot tall cabinet, making it one of the highest density scaleable headend products currently available. It can provide high-speed data and VoIP services in headends that service thousands to hundreds of thousands of subscribers. The C4 CMTS is deployed by cable operators in North America, Europe, Latin America, and Asia.

•	The Cadant® C3 CMTS is a rack mounted, single downstream-based product that provides high performance packet handling in an extremely compact package. It is DOCSIS 2.0 and Euro-DOCSIS 2.0 qualified. Each unit supports one downstream channel and up to 6 upstream channels with a selectable choice of modulation schemes. The C3 CMTS supports markets worldwide with DOCSIS, Euro-DOCSIS and Japanese DOCSIS parameters that are selectable via software. The C3 CMTS is in wide use in North America, Europe, and Asia.
      Subscriber Premises — Subscriber premises equipment includes DOCSIS 2.0 certified cable modems for high-speed data applications as well as Euro-DOCSIS certified versions and PacketCable Certified E-MTAs for VoIP applications in both DOCSIS and Euro-DOCSIS networks. The PacketCable solution builds on DOCSIS 1.1 and its quality of service enhancements to support lifeline telephony deployed over HFC networks. Our Touchstonetm product line provides carrier-grade performance to enable operators to provide all data, telephony and video services on the same network using common equipment. The Touchstone product line consists of the Touchstone 450 series of cable modems, the Touchstone 402 series of telephony modems for indoor applications and the Touchstone Telephony Port 40x for outdoor deployments.

•	The Touchstone CM450A Cable Modem is DOCSIS 2.0 certified, which gives operators the potential to offer much higher upstream data rates. DOCSIS 2.0 is backward compatible with DOCSIS 1.0 and 1.1 headend systems. The Touchstone 450B Cable Modem provides the same features as the CM450A but is Euro-DOCSIS certified. The Touchstone 450C Cable Modem provides the same features as the CM450A but is compatible with Japanese standards. ARRIS also manufactures cable modems that have been homologated in other countries, including Chile, Argentina, Israel, Australia, Hong Kong, and Korea.

•	The Touchstone TM402A is a PacketCable and DOCSIS 2.0 indoor E-MTA that supports enhanced services of high-speed data and up to two lines of IP telephony in a single unit. The TM402A’s innovative, compact design provides for easy installation. This product is also available in a Euro-DOCSIS version, the Touchstone TM402B, as well as one designed specifically for the unique frequency plan of Japanese cable systems, the Touchstone TM402C.

•	The Touchstone TM401A is a single line, PacketCable and DOCSIS 2.0 indoor E-MTA that is specifically designed to compete at the lowest possible price point. This product is also available in a Euro-DOCSIS version, the Touchstone TM401B.

•	The Touchstone TM402P and TM402G are PacketCable and DOCSIS 2.0 certified E-MTAs that provide all of the features of the TM402A with the added benefit of innovative, integrated lithium-ion battery back-up systems enabling the service provider to guarantee service in the event of a power outage. This allows them to compete directly with the incumbent local exchange carrier, or ILEC. This product line was the first on the market to incorporate lithium-ion battery technology. The resulting products provide extended battery back-up time over older lead-acid battery designs.

•	The Touchstone TP402A/404A are PacketCable and DOCSIS 2.0 E-MTA’s in a rugged, environmentally-hardened enclosure used in outdoor applications. The TP402A/404A provide high-speed data access and two (TP402A) or four (TP404A) lines of carrier-grade VoIP for service providers wishing to maintain the demarcation point on the outside of the residence. This allows them to more closely parallel the deployment model used by ILECs, which makes service and maintenance easier over the long term.

Video/IP Products
      Headend — We market our Video/IP headend equipment under the brand name of Keystonetm. The first Keystone product for the headend is the Keystone D5tm Digital Multimedia Termination System (DMTStm). The Keystonetm D5 converts digital video and IP data into radio frequency signals that can be transmitted on the cable service providers’ hybrid fiber-coax plant. The Keystonetm D5 is compatible with DOCSIS 2.0 cable modems and MPEG-2 set top boxes. It is a highly dense device with 48 channels in two rack units (3.5 inches) of rack space. The Keystone D5 is ideal for service providers deploying video on demand service where many unicast channels are required. The Keystone D5 is also forward compatible with emerging modular CMTS (M-CMTStm) standards being developed by CableLabs in 2005-2006. A cable service provider can deploy the Keystone D5 DMTS today for MPEG-2 digital video applications and covert it to modular CMTS and IPTV applications in the future.

Constant Bit Rate Products
      Headend — We market our headend equipment under the brand name of Cornerstone® Voice. Cornerstone Voice products for the headend include host digital terminals, or HDTs. An HDT is a device that provides the interfaces, controls and communication channels between public-switched networks and the HFC network. Because the Cornerstone Voice system is easy to implement, economical and scaleable, network operators can offer telephony at low initial penetration levels and expand as customer demand increases. We design this equipment to meet the strict performance and reliability specifications, and demanding environmental requirements expected of a lifeline, carrier-class residential telephone service. This reliability and robust design enables our customers to compete with the incumbent local telephone company with an equivalent, and often superior, service offering.
      Subscriber Premises — The key equipment at subscriber premises is a network interface unit, NIU. We market our NIUs under the brand name Cornerstone Voice Port®. The Cornerstone Voice Port is the most widely deployed of our CBR NIU. Voice Port units operate in conjunction with the Cornerstone HDT to provide cable telephony while also maintaining a subscriber’s existing video service. Operators who are also deploying high-speed data services, such as our Keystone, Cadant® and Touchstone brands, may deploy cable modems inside the home or work premises and multiplex the data service signals onto the same HFC network as the Cornerstone Voice application. This combination of solutions provides subscribers with voice and high-speed data functionality from the same operator. The Voice Port portfolio includes a two-line single-family residence Voice Port NIU, a two-line indoor Voice Port NIU with an integrated backup battery, a four-line Voice Port NIU, and a twenty-four-line modular Voice Port NIU for multiple dwelling unit applications.

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
      We interoperate with leading suppliers in the industry to provide operators with the ability to automatically provision headend and subscriber premises equipment to reflect subscribers’ parameters, provide key data for third-party billing software, and complete maintenance operations. The Cadant® G2 IMStm software supports configuration, performance and fault management of the Cadant® C4 CMTS through easy-to-use graphical user interfaces. A single Cadant® G2 IMS server can support up to 100 Cadant® C4 CMTS chassis and 20 simultaneous client applications.

System Integration Services
      We are a full service system integrator for converged services over HFC networks. We historically have been a pioneer in the voice and data over HFC business and have the experience and infrastructure in place to help operators launch these services. System integration offers the service provider a fully integrated solution that has been tested for end-to-end interoperability, performance, capacity, scalability, and reliability prior to ever being installed at the customer facility. We offer the operators coordination of the project management for the suppliers and solution assurance services for the long term, including upgrade support, system audits, and configuration management. Our systems integration service enables operators to rapidly deploy new services on their networks with the assurance that all of the components of the network will interoperate seamlessly.

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
Sales and Marketing
      We are positioned to serve customers worldwide with both a strong sales force organization and supporting sales engineering team. Our sales engineering team can assist customers in system design and specification and can promptly be on site to resolve any problems that may arise during the course of a project. We maintain sales offices in Colorado, Georgia and Pennsylvania in the United States, and in Chile, Hong Kong, Ireland, Japan, Korea, the Netherlands, and Spain. Additionally, we have partnership agreements in various countries and regions with value-added resellers, or VARs, which extend our sales presence into markets without established sales offices. We also maintain an inside sales group that is responsible for regular phone contact, prompt order entry, timely and accurate delivery, and effective sales administration for the many changes frequently required in any substantial rebuild or upgrade activity.
      Our marketing and product management teams focus on each of the various product categories and work with our engineers and various technology partners on new products and product enhancements. These teams are responsible for inventory levels and pricing, delivery requirements, analysis of market demand, and product positioning and advertising.
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
Customers
      The vast majority of our sales are to cable system operators worldwide. We also sell products to incumbent local exchange carriers, or ILEC, competitive local exchange carriers, or CLECs, and other businesses. Our broadband products can be deployed not only by cable system operators, but also by traditional telephone companies, electric utilities and others if they are using HFC designs. As the U.S. cable industry continued a trend toward consolidation, the six largest MSOs controlled over 87% of the U.S. cable market (according to Dataxis in the third quarter 2005), thereby making our sales to those MSOs critical to our success.
      Our sales are substantially dependent upon a system operator’s selection of our equipment, demand for increased broadband services by subscribers, and general capital expenditure levels by system operators.
      Our four largest customers (including their affiliates, as applicable) are Comcast, Cox Communications, Liberty Media International, and Time-Warner Cable. Over the past year, certain customers’ beneficial ownership may have changed as a result of mergers and acquisitions. Therefore the revenue for our customers for prior periods has been adjusted to include the affiliates under common control. Our sales to these customers for 2005, 2004, and 2003 were:

	Years Ended December 31,

	2005	2004	2003

	(in millions)
Comcast	$163.3	$126.2	$153.7
% of sales	24.0%	25.8%	35.4%
Cox Communications	$116.7	$106.3	$104.3
% of sales	17.2%	21.7%	24.0%
Liberty Media International	$104.4	$84.9	$46.1
% of sales	15.3%	17.3%	10.6%
Time-Warner Cable	$72.3	$32.5	$14.1
% of sales	10.6%	6.6%	3.2%
      No other customer provided more than 10% of total sales for the years ended December 31, 2005, 2004, or 2003.
      Although with some of our customers we have general purchase agreements, the vast majority of our sales, to those that have agreements and to our remaining customers, result from purchase orders or other short-term commitments. A summary of the key terms of the general purchase agreements with Comcast, Cox Communications, Liberty Media International and Time Warner Cable, Inc. are as follows:

Comcast. In 2005 we extended our non-exclusive agreements with Comcast to supply Cadant C4 CMTS equipment and to sell cable television supplies for two-year terms which now expire in 2007. Commercial terms include a requirement to supply product based on Comcast forecasts (updated quarterly), most favorable pricing as compared to similarly-situated companies, specific delivery lead times with penalties for late delivery, and warranty terms. Included in the C4 CMTS purchase agreement is a service level agreement which provides Comcast credits for any delinquent response to service needs with special escalation guidelines. To date, no penalties have been incurred. Comcast is not obligated to make any purchases.

Cox Communications. We have a non-exclusive agreement signed January 2006 with Cox Communications to supply all ARRIS products and services. ARRIS Touchstonetm Telephony Modems are to be provided at favorable pricing based on similarly situated customers that purchase equal or lesser volumes of the same type product. The agreement has a one-year term ending on January 1, 2007 and supersedes all previous agreements. Commercial terms include payment and delivery terms, warranty terms, penalties for delivery shortfall and delinquent performance guarantees. To date, no penalties have been incurred. Cox Communications is not obligated to make any minimum purchase commitments.

Liberty Media International. We have a non-exclusive agreement with Liberty Media International to supply our entire line of products for a three-year term expiring in April 2007. Commercial terms include a requirement to supply product based on Liberty’s forecasts (updated quarterly), most favorable pricing as compared to similarly-situated companies, and specific delivery lead times with penalties for late delivery, and warranty terms.

Time Warner Cable, Inc. We have a non-exclusive agreement with Time Warner Cable to supply ARRIS Touchstonetm Telephony Modems that ends March 31, 2006. We anticipate that it will be replaced with a new agreement that includes all ARRIS products and services. Commercial terms in the current agreement include payment and delivery terms, warranty terms, penalties for delivery shortfall and delinquent performance guarantees.

Research and Development
      We are committed to the development of new technology and rapid innovation in the evolving broadband market. New products are developed in our research and development laboratories in Suwanee, Georgia; Cork, Ireland; and Lisle, Illinois. We form strategic alliances with world-class producers and suppliers of complementary technology to provide “best-in-class” technologies focused on “time-to-market” solutions.
      Research and development expenses in 2005, 2004, and 2003 were approximately $60.1 million, $63.4 million, and $62.9 million, respectively. These costs include allocated common costs associated with information technologies and facilities.
      We believe that our future success depends on rapid adoption and implementation of broadband local access industry specifications, as well as rapid innovation and introduction of technologies that provide service and performance differentiation. To that end, we believe that the Cadant® C4 CMTS product line continues to lead the industry in areas such as fault tolerance, wire-speed throughput and routing, and density. The Cadant® C3 CMTS is designed for small to mid-size operators who are looking for a CMTS that delivers superior RF performance while only occupying one rack unit of space for delivering high-speed data services, including Virtual Private Network or VPN services. The Touchstonetm product line offers a wide-range of DOCSIS, Euro-DOCSIS and PacketCable certified products, including Touchstone Cable Modems, Touchstone Telephony Modems and Touchstone Telephony Ports. The Keystone D5 DMTS, which began shipping in sample volumes in the fourth quarter of 2005, is the first dense edge QAM to provide a forward path to the modular CMTS of the future. These products are continuously being enhanced to include innovations that improve subscriber experience and help control the MSOs’ operational expenditures.
      The following trends impact our current product development activities:

•	Continued development and acceptance of open standards for delivering voice, video and data;

•	widespread deployment of VoIP;

•	continued increase in peer-to-peer services accelerating demand for new services requiring intensive, high-touch processing and sophisticated management techniques;

•	increasing demand for higher speed broadband connections to the home;

•	the rapid adoption of video on demand services;

•	innovations in video encode/decode technology making possible very low bit rate, high quality video streaming; and

•	continued silicon integration and chip fabrication technology innovations are making possible very low cost, multi-functional broadband consumer devices, integrating not only telephony but wireless and video decompression and digital rights management functionality.
      As a result, our product development activities are directed, primarily, in the following areas:

•	Rapid development and delivery of Cadant® C4 and C3 CMTS features, including DOCSIS 2.0 and 3.0, DOCSIS Set-top Gateway or DSG and PacketCable Multimedia support, Layer 3 routing enhancements, packet inspection and filtering features, security enhancements, and increased downstream/upstream density;

•	expanding the range of next-generation, lithium-ion-based Touchstone Telephony Modem E-MTAs to include formats to meet country and MSO specific performance and powering requirements;

•	product cost reductions; and

•	development of network and client technologies to address the emerging worldwide market opportunities in next generation video and multimedia delivery (video over IP and PacketCable multimedia), as embodied in CableLabs DOCSIS 3.0 and M-CMTS standards including 100Mbps wideband cable modem service.
Intellectual Property
      We have an aggressive program for protecting our intellectual property. The program consists of maintaining our portfolio of 67 issued patents (both U.S. and foreign) and pursuing patent protection on new inventions (currently more than 120 U.S. patent applications and U.S. provisional patent applications are pending plus 12 pending foreign applications). In our effort to pursue new patents, we have created a process whereby employees may submit ideas of inventions for review by management. The review process evaluates each submission for novelty, detectability, and commercial value. Patent applications are filed on the inventions that meet the criteria. ARRIS has 44 registered or pending trademarks.
      Our patents and patent applications generally are in the areas of telecommunications hardware and software and related technologies. Our recent research and development has led to a number of patent applications in technology related to DOCSIS. Our January 2002 purchase of the assets of Cadant® resulted in the acquisition of 19 U.S. patent applications, seven Patent Convention Treaty (PCT) applications, five trademark applications, one U.S. registered trademark and five registered copyrights. The Cadant® patents are in the area of cable modem termination systems. Our March 2003 purchase of the assets of Atoga Systems resulted in the acquisition of five U.S. patent applications, which also have been filed as PCT applications. Our Atoga patents are in the area of network traffic flow. In August 2003, we acquired various assets of Com21, Inc. Included in those assets were 16 issued U.S. patents plus 18 U.S. patent applications. The Com21 patents cover a wide range of technologies, including wide area networks, fiber and cable systems, ATM networks and cable modem termination systems. In 2005, we acquired assets of coaXmedia, Inc. including 7 currently pending U.S. patent applications, primarily in the field of providing broadband access in a multi-user environment.
      For technology that is not owned by us, we have a program for obtaining appropriate licenses with the industry leaders to ensure that the strongest possible patents support the licensed technology. In addition, we have formed strategic relationships with leading technology companies that will provide us with early access to technology and will help keep us at the forefront of our industry.
      We have a program for protecting and developing trademarks. This program consists of procedures for the use of current trademarks and for the development of new trademarks. This program is designed to ensure that our employees properly use those trademarks and any new trademarks that are expected to develop strong brand loyalty and name recognition. This is intended to protect our trademarks from dilution or cancellation.
Product Sourcing and Distribution
      Our product sourcing strategy centers on the use of contract manufacturers to subcontract production. Our largest contract manufacturers are Solectron, Mitsumi, Plexus Services Corporation, Flextronics, and ASUSTeK Computer Inc. The facilities owned and operated by these contract manufacturers for the production of our products are located in China, Ireland, Mexico, the Philippines, and the United States.
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

      We distribute a substantial number of products that are not designed or trademarked by us in order to provide our customers with a comprehensive product offering. For instance, we distribute hardware and installation products that are distributed through regional warehouses in North Carolina, California, Japan, and the Netherlands and through drop shipments from our contract manufacturers located throughout the world.

Components for Our CMTS Product Line
      Broadcom provides several DOCSIS components in our cable modem termination system, or CMTS, product line. We also make extensive use of Field Programmable Gate Arrays, or FPGAs, components in our C4 CMTS.

Components for Our Customer Premises Equipment Products
      Texas Instruments and Microtune provide components used in some of our customer premises equipment, or CPE, products (i.e., E-MTAs and cable modems). Our agreements with Texas Instruments include technology licensing and component purchases. Several of our competitors have similar agreements with Texas Instruments for these components.
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
Backlog
      Our backlog consists of unfilled customer orders believed to be firm and long-term contracts that have not been completed. With respect to long-term contracts, we include in our backlog only amounts representing orders currently released for production or, in specific instances, the amount we expect to be released in the succeeding 12 months. The amount contained in backlog for any contract or order may not be the total amount of the contract or order. The amount of our backlog at any given time does not reflect expected revenues for any fiscal period. Our backlog at December 31, 2005 was approximately $166.5 million, at December 31, 2004 was approximately $75.6 million and at December 31, 2003 was approximately $53.0 million. The increase in backlog from 2004 to 2005 is primarily related to the strong demand for our E-MTAs.
      We believe that all of the backlog existing at December 31, 2005 will be shipped in 2006.
International Opportunities
      We sell our products primarily in the United States. Our international revenue is generated from Asia Pacific, Europe, Latin America and Canada. The Asia Pacific market primarily includes China, Hong Kong, Japan, Korea, Singapore, and Taiwan. The European market primarily includes Austria, Belgium, France, Germany, Netherlands, Poland, Portugal, Spain, and Switzerland. The Latin American market primarily includes Argentina, Brazil, Chile, and Puerto Rico. Sales to international customers were approximately 27.1%, 25.2% and 18.9% of total sales for 2005, 2004 and 2003, respectively.
      We believe that international opportunities exist and continue to strategically invest in worldwide marketing efforts, which have yielded some promising results in several regions. We currently maintain international sales offices in Chile, Hong Kong, Ireland, Japan, Korea, the Netherlands and Spain.
Competition
      All aspects of our business are highly competitive. The broadband communications industry itself is dynamic, requiring companies to react quickly and capitalize on change. We must retain skilled and experienced personnel, as well as deploy substantial resources to meet the changing demands of the industry. We compete with national, regional and local manufacturers, distributors and wholesalers including some companies that are larger than we are. Our major competitors include:

•	Big Band Networks;

•	Cisco Systems, Inc.;

•	Motorola, Inc.; and

•	TVC Communications, Inc.
      In the fourth quarter of 2005, Cisco Systems, Inc. and Scientific-Atlanta, Inc. announced that Cisco would acquire Scientific-Atlanta, Inc.. The acquisition was completed in February 2006. We are uncertain what impact this may have on our future results, if any.
      Various manufacturers, who are suppliers to us of Supplies & CPE, also sell directly, as well as through other distributors, into the cable marketplace. In addition, because of the convergence of the cable, telecommunications and computer industries and rapid technological development, new competitors may enter the cable market.
      Since the introduction in 1996 of our Cornerstone® Voice product line, our customers have deployed over 4.5 million lines, giving us approximately two-thirds of the overall CBR cable telephony market. We continue to sell this product to our established customer base. This product will approach the end of its life over the next few years.
      One of the principal growth markets for ARRIS is the high speed data access market into which we sell cable modem termination systems, which are the headend product for data and VoIP services. The largest provider of CMTS products is Cisco, which took an early lead in the initial deployment of data-only CMTS products. Cisco is expected to defend its position via both upgrades to existing products and the introduction of new products. Cisco continues to be a major competitor in data-only CMTS markets. Cisco had not previously developed a carrier-grade telephony CMTS product, but has recently begun to market that capability. Motorola and Big Band Networks have been emphasizing routing and carrier-grade performance for their CMTS. During 2005, we believe ARRIS has garnered additional market share in the newer generation CMTS products that enable both data and carrier-grade telephony deployments. Consolidation in the CMTS market continued in 2005. During 2005, Terayon exited the CMTS business.
      The customer premises business consists of cable modems and voice over IP enabled modems (E-MTAs). Motorola is the market leader in cable modems. This position provides them with volume advantages in manufacturing, distribution and marketing expense. Motorola also was successful in gaining an early leader status in E-MTA sales at MSOs that were the first to deploy VoIP. However, as this market accelerated, ARRIS gained significant share. We compete on product performance and our telephony experience and integration capabilities. Scientific-Atlanta also has had some success in the cable modem market. Both Cisco and Terayon also have E-MTA products and compete in this market. The E-MTA market grew dramatically in 2005 as VoIP deployments accelerated. ARRIS is a relatively small competitor in the cable modem market, but has a significantly larger share of the E-MTA market. Specifically, ARRIS achieved top E-MTA market share with over 40% of the world market in 2005 according to Infonetics Research.
      In the supplies distribution business we compete with national distributors, like TVC Communications, Inc., and with several local and regional distributors. Product breadth, price, availability and service are the principal competitive advantages in the supply business.
      Some of our competitors, notably Cisco and Motorola, are larger companies with greater financial resources and product breadth than us. This may enable them to bundle products or be able to market and price products more aggressively than we can.
      Our products are marketed with emphasis on quality, and are competitively priced. Product reliability and performance, superior and responsive technical and administrative support, and breadth of product offerings are key criteria for competition. Technological innovations and speed to market are additional competitive factors.
Employees
      As of February 28, 2006, we had 732 full-time employees. We believe that we have maintained a strong relationship with our employees. Our future success depends, in part, on our ability to attract and retain key executive, marketing, engineering and sales personnel. Competition for qualified personnel in the cable industry is intense, and the loss of certain key personnel could have a material adverse effect on us. We have entered into employment contracts with our key executive officers and have confidentiality agreements with substantially all of our employees. We also have long-term incentive programs that are intended to provide substantial incentives for our key employees to remain with us.
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
      A synopsis of ARRIS’ evolution:

• 1969 —	Anixter entered the cable industry.

• 1987 —	Anixter acquired TeleWire Supply.

• 1988 —	Anixter and AT&T developed the first analog video laser transmitter for the cable industry (Laser Link I).

• 1991 —	ANTEC was established.

• 1993 —	ANTEC’s initial public offering.

• 1994 —	ANTEC completed the acquisition of the following companies, which significantly expanded its product development and manufacturing capabilities:

•	Electronic System Products, Inc., or ESP, an engineering consulting firm with core capabilities in digital design, RF design and application specific integrated circuit development for the broadband communications industry.

•	Power Guard, Inc., a manufacturer of power supplies and high security enclosures for broadband communications networks.

•	Keptel, Inc., a designer, manufacturer and marketer of outside plant telecommunications and transmission equipment for both residential and commercial use, primarily by telephone companies.

• 1995 —	ANTEC and Nortel Networks formed Arris Interactive L.L.C., focused on the development, manufacture and sale of products that enable the provision of a broad range of telephone and data services over HFC architectures; ANTEC initially owned 25% and Nortel Networks owned 75% of the Arris Interactive L.L.C. joint venture.

• 1997 —	ANTEC acquired TSX Corporation, which provided electronic manufacturing capabilities and expanded the Company’s product lines to include amplifiers and line extenders and enhanced laser transmitters and receivers and optical node product lines.

• 1998 —	ANTEC introduced the industry’s first 1550 nm narrowcast transmitter and dense wavelength division multiplexing, or DWDM, optical transmission system.

• 1999 —	The Broadband Technology Division of Nortel Networks, which was known as LANcity, was combined with Arris Interactive L.L.C., resulting in an increase in Nortel Networks’ interest in the joint venture to 81.25% while ANTEC’s interest was reduced to 18.75%.

ANTEC introduced the industry’s first 18-band block converter and combined that with the DWDM allowing 144 bands on a single fiber.

• 2001 —	ARRIS acquired all of Nortel Networks’ ownership interest in Arris Interactive L.L.C. in exchange for approximately 49% of the common stock of a newly formed holding company, ARRIS, and a Class B membership interest in Arris Interactive L.L.C.

ARRIS sold substantially all of its power product lines.

• 2002 —	ARRIS acquired substantially all of the assets of Cadant, Inc., a privately held designer and manufacturer of next- generation cable modem termination systems.

ARRIS sold its Keptel product line.

ARRIS sold its Actives product line.

ARRIS closed its office in Andover, Massachusetts, which was primarily a product development and repair facility.

Nortel Networks sold 15 million shares of ARRIS through a public offering reducing their position to 22 million shares.

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

Nortel Networks sold 9 million shares of ARRIS through a public offering reducing their position to 5 million shares.

ARRIS terminated its asset-based revolving bank credit facility.

• 2004 —	ARRIS redeemed on March 8, 2004 $50 million of its convertible notes due 2008. In connection with the redemption, ARRIS made a make-whole interest payment that included the issuance of approximately 0.5 million common shares.

ARRIS closed its Fremont, CA office.

• 2005 —	ARRIS redeemed the remaining $75.0 million of its convertible notes due 2008. The Company made a make-whole interest payment of approximately 0.3 million shares, resulting in a charge of $2.4 million during the second quarter 2005. As of December 31, 2005, the Notes have been fully converted and the Company has no long-term debt.

Item 1A.	Risk Factors
Our business is dependent on customers’ capital spending on broadband communication systems, and reductions by customers in capital spending would adversely affect our business.
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
      Developments in the industry and in the capital markets over the past several years reduced access to funding for our customers in the past and caused delays in the timing and scale of deployments of our equipment, as well as the postponement or cancellation of certain projects by our customers. In addition, we and other vendors received notification from several customers that they were canceling projects or scaling back projects or delaying orders to allow them to reduce inventory levels which were in excess of their then current deployment requirements.
      Further, several of our customers have accumulated significant levels of debt. In particular, Adelphia has been operating in bankruptcy since the first half of 2002 and Cabovisao’s Canadian parent, Csii, has been operating under bankruptcy protection since the middle of 2003. Even if the financial health of those companies and other customers improves, we cannot assure you that these customers will be in a position to purchase new equipment at levels we have seen in the past. In addition, the bankruptcy filing of Adelphia in June 2002 has further heightened concerns in the financial markets about the domestic cable industry. The concern, coupled with the current uncertainty and volatile capital markets, has affected the market values of domestic cable operators and may further restrict their access to capital.
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
      The markets for broadband communication systems are extremely competitive and dynamic, requiring the companies that compete in these markets to react quickly and capitalize on change. This will require us to retain skilled and experienced personnel as well as deploy substantial resources toward meeting the ever-changing demands of the industry. We compete with national and international manufacturers, distributors and wholesalers including many companies larger than ARRIS. Our major competitors include:

•	Big Band Networks;

•	Cisco Systems, Inc.;

•	Motorola, Inc.; and

•	TVC Communications, Inc.
      In the fourth quarter of 2005 Cisco Systems, Inc. and Scientific-Atlanta, Inc. announced that Cisco will acquire Scientific-Atlanta. The acquisition was completed in February of 2006. We are uncertain what impact this may have on our future results, if any.

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
      Our four largest customers (including their affiliates, as applicable) are Comcast, Cox Communications, Liberty Media International, and Time-Warner Cable. For the year ended December 31, 2005, sales to Comcast accounted for approximately 24.0%, sales to Cox Communications accounted for approximately 17.2% of our total revenues, sales to Liberty Media International accounted for approximately 15.3%, and sales to Time-Warner Cable accounted for approximately 10.6%. The loss of any of these customers, or one of our other large customers, or a significant reduction in the products or services provided to any of them would have a material adverse impact on our business.
The broadband products that we develop and sell are subject to technological change and a trend towards open standards, which may impact our future sales and margins.
      The broadband products we sell are subject to continuous technological evolution. Further, the cable industry has and will continue to demand a move towards open standards. The move towards open standards is expected to increase the number of MSOs who will offer new services, in particular, telephony. This trend also is expected to increase the number of competitors and drive capital costs per subscriber deployed down. These factors may adversely impact both our future revenues and margins.
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
      The telecommunications industry has experienced the consolidation of many industry participants, and this trend may continue. For instance, in November 2005, Cox Communications announced a definitive agreement to sell some of its cable television systems to Cebridge Connections and, in April 2005, Adelphia announced that its assets were going to be acquired by Comcast and Time Warner. When consolidations occur, it is possible that the acquirer will not continue using the same suppliers, thereby possibly resulting in an immediate or future elimination of sales opportunities for us or our competitors, depending upon who had the business initially. Consolidations also could result in delays in purchasing decisions by the merged businesses. The purchasing decisions of the merged companies could have a material adverse effect on our business.
      Mergers among the supplier base also have increased, and this trend may continue. For example, in the fourth quarter of 2005, Cisco Systems, Inc. and Scientific-Atlanta, Inc. announced that Cisco would acquire Scientific-Atlanta. The acquisition was completed in February of 2006. Larger combined companies with pooled capital resources may be able to provide solution alternatives with which we would be put at a disadvantage to compete. The larger breadth of product offerings by these consolidated suppliers could result in customers electing to trim their supplier base for the advantages of one-stop shopping solutions for all of their product needs. Consolidation of the supplier base could have a material adverse effect on our business.
Acquisitions can involve significant risks.
      We routinely consider acquisitions of, or investments in, other businesses. There are a number of risks attendant to any acquisition, including the possibility that we will overvalue the assets to be purchased, that we will not be able to successfully integrate the acquired business or assets, and that we will not be able to produce the expected level of profitability from the acquired business or assets. In addition, we might incur substantial indebtedness in order to finance an acquisition, which could require substantial payments in the future, and we might issue common stock or other securities to pay for an acquisition, in which event the acquisition may ultimately prove to be dilutive to our current stockholders. As a result, the impact of any acquisition on our future performance may not be as favorable as expected and actually may be adverse.
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
      A significant portion of our products are manufactured or assembled in China, Ireland, Mexico, the Philippines, and other countries outside of the United States. The governments of the foreign countries in which our products are manufactured may pass laws that impair our operations, such as laws that impose exorbitant tax obligations or nationalize these manufacturing facilities.
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

Item 1B.	Unresolved Comments
      As of December 31, 2005 we have no unresolved comments.

Item 2.	Properties
      We currently conduct our operations from 14 different locations; two of which we own, while the remaining 12 are leased. These facilities consist of sales and administrative offices and warehouses totaling approximately 580,000 square feet. Our long-term leases expire at various dates through 2023. We believe that our current properties are adequate for our operations. A summary of our principal leased properties that are currently in use is as follows:

Location	Description	Area (sq. ft.)	Lease Expiration

Ontario, California	Warehouse	83,515	January 31, 2009
Suwanee, Georgia	Office space	129,403	April 14, 2012
Englewood, Colorado	Office space	32,240	March 31, 2011
Lisle, Illinois	Office space	56,008	November 1, 2013
Ireland	Office space	13,575	June 30, 2023
      We own the following properties:

Location	Description	Area (sq. ft.)

Cary, North Carolina	Warehouse	151,500
Chicago, Illinois	Warehouse/Office space	18,000

Item 3.	Legal Proceedings
      From time to time, we are involved in claims, disputes, litigation or legal proceedings incident to the ordinary course of our business, such as employment matters, environmental proceedings, contractual disputes and intellectual property disputes. Currently there are no material claims or disputes outstanding. ARRIS is not a defendant in any pending lawsuits involving intellectual property. ARRIS is however giving technical assistance to several customers in pending intellectual property lawsuits against those customers. Presently, ARRIS does not expect to be a party to any of the suits and does not anticipate any injunctions to affect any ARRIS products although ARRIS may be called upon, along with other suppliers, to indemnify such customers. ARRIS does not believe any potential claim for indemnification will be material.

Item 4.	Submission of Matters to a Vote of Security Holders
      During the fourth quarter of 2005, no matters were submitted to a vote of our company’s security holders.

Item 4A.	Executive Officers and Board Committees
Executive Officers of the Company
      The following table sets forth the name, age as of March 15, 2006, and position of our executive officers.

Name	Age	Position

Robert J. Stanzione	58	Chief Executive Officer, Chairman of the Board
Lawrence A. Margolis	58	Executive Vice President, Strategic Planning, Administration, Chief Counsel, and Secretary
David B. Potts	48	Executive Vice President, Chief Financial Officer and Chief Information Officer
Ronald M. Coppock	51	President, ARRIS Worldwide Sales
Bryant K. Isaacs	46	President, New Business Ventures
James D. Lakin	62	President, Broadband
Robert Puccini	44	President, TeleWire Supply
Marc S. Geraci	53	Vice President, Treasurer
Daniel Owens	35	Vice President, Controller
      Robert J. Stanzione has been Chief Executive Officer since January 1, 2000. From 1998 through 1999, Mr. Stanzione was President and Chief Operating Officer of ARRIS. Mr. Stanzione has been a director of ARRIS since 1998 and has been the Chairman of the Board of Directors since May 2003. From 1995 to 1997, he was President and Chief Executive Officer of Arris Interactive L.L.C. From 1969 to 1995, he held various positions with AT&T Corporation. Mr. Stanzione has served as a director of Symmetricon, Inc. since May 2005. Mr. Stanzione also serves on the boards of the National Cable Telecommunications Association and the Georgia Cystic Fibrosis Foundation.
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
      Ronald M. Coppock has been President of ARRIS Worldwide Sales since November 2003. Prior to his current role, Mr. Coppock was President of International Sales since January 1997 and was formerly Vice President International Sales and Marketing for TSX Corporation. Mr. Coppock has been in the cable television and satellite communications industry for over 20 years, having held senior management positions with Scientific-Atlanta, Pioneer Communications and Oak Communications. Mr. Coppock is an active member of the American Marketing Association, Kappa Alpha Order, Cystic Fibrosis Foundation Board, and the Auburn University Alumni Action Committee.

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
      Daniel Owens has been Vice President, Controller of ARRIS since August 2005. From 1999 to 2005, he held various accounting positions, including Vice President of Finance. at InterCept, Inc. Mr. Owens began his career in public accounting at Ernst & Young LLP. Mr. Owens is a CPA.
Board Committees
      Our Board of Directors has three committees: Audit, Compensation, and Nominating and Corporate Governance. The charters for all three committees are located on our website at www.arrisi.com. The Board believes that each of its members, with the exception of Mr. Stanzione, is independent, as defined by the SEC and Nasdaq rules. Additionally, the Board has identified Matthew Kearney and John Petty as audit committee financial experts, as defined by the SEC.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      ARRIS’ common stock is traded on the Nasdaq Global Market System under the symbol “ARRS.” The following table reports the high and low trading prices per share of the Company’s common stock as listed on the Nasdaq Global Market System:

	High	Low

2004
First Quarter	$11.40	$7.28
Second Quarter	9.92	4.42
Third Quarter	6.04	3.73
Fourth Quarter	7.23	4.34
2005
First Quarter	$7.27	$5.45
Second Quarter	9.18	6.28
Third Quarter	12.17	8.50
Fourth Quarter	12.79	7.12
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
      As of February 28, 2006, there were approximately 396 record holders of our common stock. This number excludes shareholders holding stock under nominee or street name accounts with brokers or banks.

Item 6.	Selected Consolidated Historical Financial Data
      The selected consolidated financial data as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005 set forth below are derived from the accompanying audited consolidated financial statements of ARRIS, and should be read in conjunction with such statements and related notes thereto. The selected consolidated financial data as of December 31, 2003, 2002 and 2001 and for the years ended December 31, 2002 and 2001 is derived from audited consolidated financial statements that have not been included in this filing. The historical consolidated financial information is not necessarily indicative of the results of future operations and should be read in conjunction with ARRIS’ historical consolidated financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document. See Note 21 of the Notes to the Consolidated Financial Statements for a summary of our quarterly consolidated financial information.

	2005	2004	2003	2002	2001

Consolidated Operating Data:
Net sales	$680,417	$490,041	$433,986	$651,883	$628,323
Cost of sales	489,703	343,864	307,726	425,231	479,663

Gross margin	190,714	146,177	126,260	226,652	148,660
Selling, general, administrative and development expenses	134,443	131,912	151,980	200,574	129,743
Impairment of goodwill	—	—	—	70,209	—
Amortization of goodwill	—	—	—	—	3,256
Amortization of intangibles	1,212	28,690	35,249	34,494	7,012
In-process R&D write-off	—	—	—	—	18,800
Restructuring and other	1,331	7,648	891	7,113	11,602

Operating income (loss)	53,728	(22,073)	(61,860)	(85,738)	(21,753)
Interest expense	2,101	5,006	10,443	8,383	11,068
Membership interest	—	—	2,418	10,409	4,110
Loss (gain) on debt retirement	2,372	4,406	(26,164)	7,302	1,853
Other expense (income), net	(2,679)	(2,403)	(2,329)	(5,513)	8,120
Loss on investments and notes receivable	146	1,320	1,436	14,894	767

Income (loss) from continuing operations before income taxes	51,788	(30,402)	(47,664)	(121,213)	(47,671)
Income tax expense (benefit)	513	108	—	(6,800)	35,588

Net income (loss) from continuing operations	51,275	(30,510)	(47,664)	(114,413)	(83,259)
Discontinued Operations:
Income (loss) from discontinued operations (including a net gain on disposals of $0.2 million and $2.1 million $0.4 million for the years ended December 31, 2005, 2004 and 2003, respectively)	208	2,114	351	(18,794)	(92,441)
Income tax expense (benefit)	—	—	—	—	(7,969)

Income (loss) from discontinued operations	208	2,114	351	(18,794)	(84,472)

Net income (loss) before cumulative effect of accounting change	51,483	(28,396)	(47,313)	(133,207)	(167,731)
Cumulative effect of accounting change	—	—	—	57,960	—

Net income (loss)	$51,483	$(28,396)	$(47,313)	$(191,167)	$(167,731)

	2005	2004	2003	2002	2001

Net income (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.53	$(0.36)	$(0.62)	$(1.40)	$(1.55)
Income (loss) from discontinued operations	—	0.02	—	(0.23)	(1.58)
Cumulative effect of accounting change	—	—	—	(0.71)	—

Net income (loss)	$0.53	$(0.33)	$(0.62)	$(2.33)	$(3.13)

Diluted:
Income (loss) from continuing operations	$0.52	$(0.36)	$(0.62)	$(1.40)	$(1.55)
Income (loss) from discontinued operations	—	0.02	—	(0.23)	(1.58)
Cumulative effect of accounting change	—	—	—	(0.71)	—

Net income (loss)	$0.52	$(0.33)	$(0.62)	$(2.33)	$(3.13)

Selected Balance Sheet Data:
Total assets	$529,403	$450,678	$451,859	$563,412	$752,115
Long-term obligations	$18,230	$91,781	$138,052	$11,500	$115,000

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      Our long-term goal is to continue to increase our leading position as a worldwide provider of broadband access products and services. Our primary market and focus is cable providers, or MSOs.
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

Cable Operator Demand of Open Standards for Equipment and Services Related to High-Speed Data, Telephony and, Digital Video
      Each of the key new revenue-generating services (high-speed data, telephony and digital video) was originally made available to the MSOs by various companies using proprietary products; however, next-generation products are being developed and deployed in compliance with open standards established by the cable industry:

•	High-speed data was offered, most significantly by ARRIS (LANcity), Motorola and Terayon, using proprietary cable modem termination systems and cable modems. In the United States, the MSOs founded CableLabs to create an open standard architecture for high-speed data defined in the Data Over Cable Service Interface Specification (DOCSIS). The initial version of this architecture was introduced in 1999. Subsequently, a second version, DOCSIS 2.0, was introduced in 2001, which is today’s standard. ARRIS and its competitors responded to the creation of these standards, by replacing its proprietary high-speed data products with DOCSIS-compliant products. Similar open standards exist in Europe.

•	Telephony was first offered, most significantly by ARRIS, Motorola, ADC and Tellabs, using proprietary constant bit rate, or CBR, headend and network interface units. ARRIS continues to sell CBR equipment; however, we experienced a reduction in sales of this product in 2005 and expect a further decline in 2006 as cable operators supplant CBR telephony with Voice over IP (VoIP) telephony technology. The MSOs, through CableLabs, have created an open architecture for VoIP telephony called PacketCable. We anticipate that the majority of new telephony deployments will use this open architecture. ARRIS and its competitors responded to the creation of this new standard with PacketCable-compliant products.

•	Digital Video was first offered, most significantly by Motorola, Scientific-Atlanta and Pace, using proprietary set-top boxes. In 1997, CableLabs, at the direction of the MSOs, introduced a standard for open architecture, secure interactive digital television known as OpenCabletm. More recently, in 2005, certain MSOs, in particular Comcast, Time Warner and Cox Communications, began the development of standards for a Next Generation Network Architecture (NGNA), which, among other things, will drive an open standards architecture for IP Video. In the latter half of 2005, the NGNA initiative was transferred to CableLabs. Subsequently, CableLabs began the development of a third generation DOCSIS standard (DOCSIS 3.0) and a definition of a next generation cable modem termination architecture known as Modular CMTS (M-CMTS). Together DOCSIS 3.0 and M-CMTS embody the concepts of the NGNA vision. We are actively participating in the development of the DOCSIS 3.0 and M-CMTS standards and are developing and marketing products based on these new standards.

      We expect that MSOs will continue to create and demand open interfaces for all services in the future.
      We also expect that MSOs will seek to offer other new services in the future. For example:

•	Some MSOs have expressed interest in offering bundled wireless telephony as part of their product offering. This product known as Fixed Mobile Convergence (FMC) will allow cable subscribers to use mobile phones in their homes, connecting to the MSOs’ VoIP network in the home and roam from the home VoIP network to the cellular network outside of the home and back seamlessly. We are exploring products and technologies to support this new offering.

•	Some MSOs are increasing their focus on expanding their service offerings to businesses. We are exploring products and technologies to support the MSOs expansion into this market segment.

Consolidation of Our Customer Base
      Consolidation of our customers has, and may in the future, affect their purchases of our products. In the fourth quarter of 2002, Comcast completed its purchase of AT&T Broadband. Since the acquisition, we have not shipped material quantities of CBR telephony product to Comcast as its focus turned to video and high-speed data operations. In 2004, Liberty Media International increased its holdings in international properties making them one of the largest MSOs in the world. As a result, we entered into a global Master Purchase agreement with Liberty and its affiliates for all ARRIS products. In 2004, Adelphia Communications announced that, as part of its bankruptcy proceedings, it planned to sell its cable properties. In 2005, Adelphia announced that it would seek court approval to sell its cable properties to Time Warner and Comcast, with the closing of those sales to occur in 2006. It is possible that the sale of properties may have an impact on our future sales. Time Warner and Comcast historically have been among our larger customers.
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

Consolidation of Competitors
      In the fourth quarter of 2005, Cisco Systems announced that they would acquire Scientific-Atlanta. The acquisition was completed in February of 2006. Both Cisco and Scientific-Atlanta are key competitors of ARRIS. It is possible that this merger may have an impact on our future sales and profitability. It also is possible that other competitor consolidations may occur that could have an impact on future sales and profitability.
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

Acquisitions
      In 2002, we purchased substantially all the assets and assumed certain liabilities of Cadant, Inc., a manufacturer of cable modem termination systems that had developed a leading design in the industry for enabling voice over IP telephony and high-speed data. In March 2003, we purchased certain assets of Atoga Systems, a developer of optical transport systems for metropolitan area networks. In August 2003, we purchased certain cable modem termination system-related assets of Com21, including the stock of its Irish subsidiary. These acquisitions were made to better position us to provide products and services to our customers that support their growing needs in the areas of high speed data, telephony and video. We are actively exploring future acquisition opportunities. Below is a more detailed description of each of these acquisitions:

Acquisition of Assets of Cadant, Inc.
      In 2002, we acquired substantially all of the assets of Cadant, Inc., a privately held designer and manufacturer of next-generation cable modem termination systems. Under the terms of the transaction, we issued 5.25 million shares of our common stock and assumed approximately $14.9 million in liabilities in exchange for the assets. We issued 2.0 million options to purchase our common stock and 250,000 shares of restricted stock to Cadant employees. We also agreed to issue up to 2.0 million additional shares of our common stock based upon the achievement of future sales targets through 2003 for the cable modem termination systems product. These sales targets were not achieved and no additional shares of our common stock were issued.

Acquisition of Certain Assets of Atoga Systems
      On March 21, 2003, we purchased certain assets of Atoga Systems, a Fremont, California-based developer of optical transport systems for metropolitan area networks. Under the terms of the agreement, we obtained certain inventory, fixed assets, and intellectual property in consideration for approximately $0.4 million of cash and the assumption of certain lease obligations. Further, we retained approximately 28 employees and issued a total of 500,000 shares of restricted stock to those employees. We were not as successful in marketing these products as we originally anticipated. As a result, in 2005 we closed the Fremont location and recorded an impairment charge of approximately $0.2 million related to the remaining intangibles associated with these products.

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

Acquisition of cXm Broadband LLC
      On April 1, 2005, the Company acquired the remaining 75% of the membership interest of cXm Broadband L.L.C., an entity that ARRIS previously accounted for under the equity method of accounting, from January 31, 2005 through March 31, 2005, as ARRIS held a 25% ownership stake in the company. ARRIS decided to acquire the remaining membership interest in order to expand its existing Broadband product portfolio and to penetrate the Korean market for high-speed data access into multi-dwelling units. ARRIS acquired the remaining ownership percentage from the other shareholder for cash and the assumption of certain liabilities of $0.2 million. The allocated purchase price also includes the Company’s existing $1.3 million equity investment in the L.L.C.
Alliances and Cooperations
      In order to enhance our offering to MSOs, in particular, in relation to their move into VoIP, we perform interoperability testing with a wide variety of key components for other manufacturers, including call management servers, media gateways, central office switches, video on demand servers, and cable modems. Such testing enables us to assure our customers of complete compatibility between our products and products produced by these other manufacturers.
Investment in R&D
      We have made significant investments through our research and development efforts in new products and expansion of our existing products. Our primary focus has been on products and services that will enable MSOs to build and operate high-availability, fault-tolerant networks, which allow them to generate greater revenue by offering high-speed data, telephony and digital video. This “success-based” capital expenditure is becoming an increasing portion of the cable operators’ total capital spending. In 2005, we spent approximately $60.1 million on research and development, or 8.8% of revenue. We expect to continue to spend similar levels on research and development in the future.
      Key accomplishments in 2005 included:

•	Arris achieved top E-MTA market share with over 40% of the world market in 2005 according to Infonetics Research.

•	The introduction of the fifth generation of our E-MTAs, including cost reduced versions.

•	The 500-series Touchstone E-MTAs achieved both DOCSIS and EuroDOCSIS 2.0 certification.

•	Cost reductions within the CMTS product family.

•	Continued work on our Keystone D5 Digital Multimedia Termination System product, which is expected to be commercially available in the first half of 2006. This new product recently has undergone interoperability testing with several video on demand systems and is currently in trial with customers.

•	The Cadant® C4 CMTS achieved Euro-DOCSIS 2.0 certification.

•	Continued work on a multi-line E-MTA for use by our customers in multi-dwelling units (“MDU”) and businesses. We expect to launch this product in the first half of 2006.

•	Continued work on a session initiated protocol (“SIP”) based version of our E-MTA for Eastern European and Asian customers.

•	Demonstration of our FlexPath™ wideband technology enabling delivery of over 100Mbps to the subscriber over standard cable plant. FlexPath is currently being evaluated by an Asian customer and will be commercially available in the first half of 2006.
      Through our work at CableLabs on the DOCSIS 3.0 and Modular CMTS standards we have developed a Next Generation Architecture. In 2006, based on the technology of our flagship C4 CMTS and D5 Digital Multimedia Termination System, (DMTS), we expect to commence the development of components which, when added to the existing installed base should enable MSOs to cost effectively upgrade their networks to these new standards without the need to replace the existing equipment. These new products are expected to cost effectively enable such advanced features as:

•	Wideband data services which are at parity with telco-provided fiber to the home

•	IPTV

•	High definition video on demand
      During 2006, we plan to continue to innovate in the CPE area. We intend to introduce a line of wireless E-MTAs and multi-line E-MTAs which will facilitate installation of equipment in homes, apartments, and small businesses where the inside wiring will not support advanced services. We also expect to introduce a cost-reduced version of our FlexPath™ wideband modem, making 100Mbps data service to the home more affordable and competitive to telco-offered fiber to the home offering. We anticipate introducing the complete 500-series line of E-MTAs further reducing the cost while increasing performance. The primary line versions of the 500-series E-MTA are based around the latest generation of lithium-ion battery technology with a newly designed battery pack, which is smaller, lighter, and lower cost than that used in the 400-series. Our strategy in the CPE area is to continuously reduce cost and at the same time enhance performance and add the features our customers tell us they need to reduce their operating costs and provide advanced services to their subscribers.
Debt Reduction and Refinancing Actions
      We have taken steps over the past three years to restructure and reduce our debt. At the end of 2005 ARRIS had no long term debt.

Notes due 2003
      In 1998, the Company issued $115.0 million of 4 1/2% convertible subordinated notes due May 15, 2003. The notes were convertible, at the option of the holders, into our common stock at a conversion price of $24.00 per share. In 2002, we exchanged 1.6 shares of common stock for approximately $15.4 million of the notes. Additionally, the Company redeemed $23.9 million and $75.7 million of the notes during 2003 and 2002, respectively, using cash. As of May 15, 2003, all of the notes were redeemed.

Notes due 2008
      In 2003, the Company issued $125.0 million of 4 1/2% convertible subordinated notes due March 15, 2008. These notes were convertible at the option of the holder into our common stock at a conversion price of $5.00 per share. In March 2004, we called $50.0 million of the notes for redemption, and holders of the called notes elected to convert their notes into an aggregate of 10.0 million shares of common stock, rather than have the notes redeemed. In connection with the exchange, we made a make-whole interest payment of approximately 0.5 million common shares, resulting in a charge of $4.4 million. In May 2005, we called the remaining $75.0 million of the Notes for redemption, and the holders of the Notes elected to convert the notes into 15.0 million shares of common stock rather than have the Notes redeemed. In connection with the exchange, we made a make-whole interest payment of approximately 0.3 million shares, resulting in a charge of $2.4 million during the second quarter 2005. As of December 31, 2005 we no longer have Notes outstanding.

Nortel Class B Membership Interest
      We used $88.4 million of the proceeds of the notes issued in 2003 to retire the membership interest of $116.9 million, representing a $28.5 million discount. We also used the proceeds to repurchase and retire 8 million shares for $30.0 million (including $2 million for the reduction in the forgiveness of the return on the membership interest described elsewhere). On the date of the repurchase, the closing fair market value of the shares was approximately $32.0 million.
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

Key Operating Data (as a percentage of net sales)

	Years Ended December 31,

	2005	2004	2003

Net sales	100.0%	100.0%	100.0%
Cost of sales	72.0	70.2	70.9

Gross margin	28.0	29.8	29.1
Operating expenses:
Selling, general, and administrative expenses	10.9	14.0	20.6
Research and development expenses	8.8	12.9	14.5
Restructuring and impairment charges	0.2	1.6	0.2
Amortization of intangibles	0.2	5.9	8.1

Operating income (loss)	7.9	(4.5)	(14.3)
Other (income) expense:
Interest expense	0.3	1.0	2.4
Membership interest	—	—	0.6
Loss (gain) on debt retirement	0.3	0.9	(6.0)
Loss (gain) on investments	—	0.3	0.3
Gain on foreign currency	—	(0.3)	(0.5)
Other expense (income), net	(0.3)	(0.2)	—

Income (loss) from continuing operations before income taxes	7.6	(6.2)	(11.0)
Income tax expense (benefit)	—	—	—

Net income (loss) from continuing operations	7.6	(6.2)	(11.0)
Gain (loss) from discontinued operations	—	0.4	0.1

Net income (loss)	7.6%	(5.8)%	(10.9)%

Comparison of Operations for the Three Years Ended December 31, 2005

Net Sales
      The table below sets forth our net sales for the three years ended December 31, 2005, 2004, and 2003, for each of our product categories described in Item 1 of this Form 10-K (in millions except percentages):

	Net Sales			Increase (Decrease) Between Periods

	For the Years Ended December 31,			2005 vs. 2004		2004 vs. 2003

	2005	2004	2003	$	%	$	%

Product Category:
Broadband	$315.1	$300.2	$289.6	$14.9	5.0	$10.6	3.7
Supplies & CPE	365.3	189.8	144.4	175.5	92.5	45.4	31.4

Total sales	$680.4	$490.0	$434.0	$190.4	38.9	$56.0	12.9

      The table below sets forth our domestic and international sales for the three years ended December 31, 2005, 2004, and 2003 (in millions except percentages):

	Net Sales			Increase (Decrease) Between Periods

	For the Years Ended December 31,			2005 vs. 2004		2004 vs. 2003

	2005	2004	2003	$	%	$	%

Domestic	$495.8	$366.4	$351.9	$129.4	35.3	$14.5	4.1
International:
Asia Pacific	51.1	48.0	36.8	3.1	6.5	11.2	30.4
Europe	67.4	46.2	27.2	21.2	45.9	19.0	69.9
Latin America	25.0	18.2	8.0	6.8	37.4	10.2	127.5
Canada	41.1	11.2	10.1	29.9	267.0	1.1	10.9

Total International	184.6	123.6	82.1	61.0	49.4	41.5	50.5

Total	$680.4	$490.0	$434.0	$190.4	38.9	$56.0	12.9

Broadband Net Sales 2005 vs. 2004
      During 2005, sales of our Broadband products increased by $14.9 million or 5.0% as compared to 2004.

•	Sales of our CMTS product line increased year over year. A significant portion of the increase relates to sales to new customers for this product line, most notably Charter Communications.

•	As anticipated, sales of our CBR voice product declined year over year. Two factors led to the decline. First, the product line is approaching end of life and as a result our customers, in particular Cox Communications and JComm, have reduced their purchases as they transition to VoIP. Second, we reduced the price of the product in 2005. We expect a further decline in the sales of our CBR product line in 2006 as customers, in particular Cox Communications and JComm transition to VoIP.

Supplies & CPE Net Sales 2005 vs. 2004
      Supplies & CPE product revenue increased by approximately $175.5 million or 92.5% in 2005 as compared to 2004.

•	The increase reflects substantial growth in VoIP demand from our customers as they began to rollout VoIP in volume in 2006, as a result they purchased more E-MTA’s.

•	The increase in sales was broad based and included sales to many new customers.

•	We believe sales of E-MTA’s will be robust in 2006.

Broadband Net Sales 2004 vs. 2003
      During 2004, sales of our Broadband products increased by $10.6 million or 3.7% as compared to 2003. The following factors contributed to this increase:

•	Sales of our CMTS product line increased year over year. A significant portion of this increase is attributable to an increase in sales to Liberty Media International (including its affiliates).

•	As anticipated, sales of our CBR voice products in 2004 declined from 2003. However, we continued to have steady sales of CBR product to Cox Communications and JComm.

Supplies & CPE Net Sales 2004 vs. 2003
      Supplies & CPE product revenue increased by approximately $45.4 million or 31.4% in 2004 as compared to 2003.

•	Included in the Supplies & CPE product category is DOCSIS cable modems and E-MTAs. Sales of these products increased significantly in 2004. A significant portion of the increase is attributable to the ramp in sales of our E-MTAs, as operators began to deploy VoIP.

•	Supplies & CPE product revenue internationally increased by $23.5 million in 2004 as compared to 2003, primarily due to an increase in sales of cable modems and E-MTAs to our international customers.

•	Domestically, sales of our Supplies & CPE products increased by $21.9 million. A substantial portion of this increase is related to sales of E-MTAs, most notably to Time-Warner Cable.

Gross Margin
      The table below sets forth our gross margin for the three years ended December 31, 2005, 2004, and 2003, for each of our product categories (in millions except percentages):

	Gross Margin $
				Increase (Decrease) Between Periods

	For the Years Ended
	December 31,			2005 vs. 2004		2004 vs. 2003

	2005	2004	2003	$	%	$	%

Product Category:
Broadband	$122.1	$120.7	$110.1	$1.4	1.2	$10.6	9.6
Supplies & CPE	68.6	25.5	16.2	43.1	169.0	9.3	57.4

Total	$190.7	$146.2	$126.3	$44.5	30.4	$19.9	15.8

      The table below sets forth our gross margin percentages for the three years ended December 31, 2005, 2004, and 2003, for each of our product categories:

	Gross Margin %

	For the Years Ended			Percentage Point Increase
	December 31,			(Decrease) Between Periods

	2005	2004	2003	2005 vs. 2004	2004 vs. 2003

Product Category:
Broadband	38.8%	40.2%	38.0%	(1.4)	2.2
Supplies & CPE	18.8	13.4	11.2	5.4	2.2
Total	28.0%	29.8%	29.1%	(1.8)	0.7

Broadband Gross Margin 2005 vs. 2004
      The increase in Broadband gross margin dollars and the decrease in percentages in 2005 as compared to 2004 were related to the following factors:

•	The increase in gross margin dollars year over year is a result of the $14.9 million increase in sales.

•	The decrease in the gross margin percentage year over year primarily reflects price reductions related to our CBR product line.

•	In 2005, we recorded $2.9 million of inventory reserves versus $2.7 million in 2004.

Supplies & CPE Gross Margin 2005 vs. 2004
      The increase in Supplies & CPE gross margin dollars and percentages in 2005 as compared to 2004 was related to the following factors:

•	The increase in gross margin dollars year over year is a result of the $175.5 million increase in sales.

•	Product cost reductions positively impacted gross margin percentage year over year.

•	In 2005, we recorded $2.0 million of inventory reserves versus $2.9 million in 2004.

Broadband Gross Margin 2004 vs. 2003
      The increase in Broadband gross margin dollars and percentages in 2004 as compared to 2003 was related to the following factors:

•	Gross margin dollars were impacted by year-over-year increases in revenues.

•	Product cost reduction programs were implemented in the second half of 2003, which helped contribute to an increase in margins.

•	In 2004, we recorded $2.7 million of inventory reserves versus $5.6 million in 2003.

•	In the third and fourth quarters of 2004, our Broadband gross margin percentages were 41.5% and 34.6%, respectively, reduced from the first half of 2004. The decrease is the result of costs associated with the introduction of our DOCSIS 2.0 CMTS, including higher initial product costs as we launched the product and a change in product mix, more specifically, lower sales of our higher margin CBR products.

Supplies & CPE Gross Margin 2004 vs. 2003
      The increase in Supplies & CPE gross margin dollars and percentages in 2004 as compared to 2003 was related to the following factors:

•	The increase in revenues year-over-year significantly impacted gross margin dollars. This was predominantly related to our increase in sales of E-MTAs.

•	In 2004, we recorded $2.9 million of inventory reserves versus $6.4 million in 2003.
      In the fourth quarter of 2005 our overall gross margin percentage was 31.9%, up from the third quarter 2005 level of 27.4% and the fourth quarter 2004 level of 26.1%. The increase reflected a shift in product mix (higher concentration of Broadband sales as a result of lower sales of E-MTAs) and the achievement of product cost reductions. In the first quarter of 2006 we anticipate a decline in gross margin percentage to a range of approximately 27% to 29%. The decline reflects a shift in product mix (higher concentration of E-MTAs) and anticipated price reductions. Our overall gross margins are very dependent upon, amongst other factors, achievement of planned cost reductions, product mix, and price reductions granted to customers.

Operating Expenses
      The table below provides detail regarding our operating expenses (in millions except percentages):

	Operating Expenses			Increase (Decrease) Between Periods

	For the Years Ended December 31,			2005 vs. 2004		2004 vs. 2003

	2005	2004	2003	$	%	$	%

Selling, general, & administrative	$74.4	$68.6	$89.1	$5.8	8.5	$(20.5)	(23.0)
Research & development	60.1	63.4	62.9	(3.3)	(5.2)	0.5	0.8
Restructuring & impairment	1.3	7.6	0.9	(6.3)	(82.9)	6.7	744.4
Amortization of intangibles	1.2	28.7	35.2	(27.5)	(95.8)	(6.5)	(18.5)

Total	$137.0	$168.3	$188.1	$(31.3)	(18.6)	$(19.8)	(10.5)

Selling, General, and Administrative, or SG&A, Expenses
          2005 vs. 2004
      Several factors contributed to the increase year over year:

•	In the third quarter of 2005, we chose to early adopt the provisions of SFAS No. 123R, Share-Based Payment. Prior to adoption, we followed the provisions of APB Opinion No. 25 Accounting for Stock Issued to Employees, and recorded non-cash compensation expense related to restricted stock grants and stock options subject to variable accounting. Year over year non-cash compensation costs increased by $3.6 million, predominantly as a result of SFAS No. 123R, Share-Based Payment.

•	Variable compensation costs (bonuses) increased by $2.1 million year over year reflecting our strong business performance relative to targets established by our board of directors.

2004 vs. 2003
      Several factors contributed to the reduction year over year:

•	Legal fees and settlement costs decreased significantly in 2004. In 2003, we incurred approximately $5.0 million of settlement/legal expenses associated with patent litigation that ultimately was settled.

•	In 2003, we recorded $2.2 million associated with the write-off of customer relations software.

•	In 2003, we incurred $1.4 million of costs associated with the disposal of ESP.

•	The impact of previously implemented cost reduction programs led to lower operating expenses, offset by higher employee incentive accruals.

•	Reserves for doubtful accounts decreased year over year primarily as a result of lower year over year requirements for Cabovisao of $4.9 million, net of a gain of $1.5 million from the sale of the receivable to a third party.

•	Included in the SG&A expenses for 2004 and 2003 are severance costs of $0.4 million and $1.1 million, respectively.

Research & Development Expenses
      Included in our R&D expenses are costs directly associated with our development efforts (people, facilities, materials, etc.) and reasonable allocations of our information technology and facility costs.

2005 vs. 2004
      Several factors contributed to the $3.3 million reduction year over year:

•	For the majority of 2004, we continued to invest in certain products related to our Atoga product line, including a R&D center in Fremont, California. In late 2004, we closed the facility and severed 28 employees. In 2005, there were no expenditures related to this facility and employees. The resulting year over year decrease was approximately $4.1 million.

•	In the second quarter of 2005, there was a benefit of approximately $1.2 million representing funding received from a customer related to development work that ARRIS performed for it over an 18 month period. The expenses related to the project were charged to research and development in the periods in which they were performed. The customer provided progress payments over the respective time period. The receipt of the cash was recorded as a liability until we completed the work and the customer accepted it. The customer accepted the work in the second quarter of 2005, at which time the payments were offset against research and development expense.

•	Partially offsetting the above decreases were year over year increases related to variable compensation (bonuses) and non- cash equity compensation expenses upon adoption of SFAS No. 123R, Share-Based Payment of approximately $2.9 million.

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

Restructuring and Impairment Charges
      During 2005, we recorded restructuring and impairment charges of $1.3 million which predominately relates to changes in estimates related to real estate leases associated with the previous consolidation of certain facilities.
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

Impairment of Goodwill
      On an annual basis, we review our goodwill based upon our analysis and an independent valuation. The valuation is determined using a combination of the income and market approaches on an invested capital basis, which is the market value of equity plus interest-bearing debt. Independent valuations were performed in the fourth quarters of 2005, 2004, and 2003, and no impairment was indicated.

Amortization of Intangibles
      Our intangibles amortization expense represents amortization of existing technology acquired as a result of the Arris Interactive L.L.C. acquisition in 2001, the Cadant, Inc. acquisition in 2002, the Atoga and Com21 acquisitions in 2003 and the cXm Broadband LLC acquisition in 2005. As of August 2004, the intangibles with respect to the Arris Interactive L.L.C. acquisition were fully amortized, and as of January 2005, the intangibles associated with Cadant, Inc. were fully amortized.

Other Expense (Income)
      The table below provides detail regarding our other expense (income) (in millions):

	Other Expense (Income)			Increase (Decrease) Between Periods

	For the Years Ended December 31,			2005 vs. 2004	2004 vs. 2003

	2005	2004	2003

Interest expense	$2.1	$5.0	$10.4	$(2.9)	$(5.4)
Membership interest	—	—	2.4	—	(2.4)
Loss (gain) on debt retirement	2.4	4.4	(26.2)	(2.0)	30.6
Loss on investments and notes receivable	0.1	1.3	1.4	(1.2)	(0.1)
Gain on foreign currency	(0.1)	(1.3)	(2.4)	1.2	1.1
Interest income	(3.1)	(1.5)	(0.4)	(1.6)	(1.1)
Other expense (income)	0.5	0.4	0.6	0.1	(0.2)

Total expense (income)	$1.9	$8.3	$(14.2)	$(6.4)	$(22.5)

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

Loss (Gain) on Debt Retirement
      During 2004, we called $50.0 million of the Notes due 2008 for redemption, and holders of the Notes elected to convert the Notes into 10.0 million shares of common stock rather than have the notes redeemed. Under the indenture’s terms for redemptions, we made a make-whole interest payment of approximately 0.5 million common shares, resulting in a charge of $4.4 million during the first quarter of 2004.
      In May 2005, we called the remaining $75.0 million of the Notes for redemption and the holders of the Notes elected to convert the notes into 15.0 million shares of common stock rather than have the Notes redeemed. Under the indenture’s terms for redemptions, we made a make-whole interest payment of approximately 0.3 million shares resulting in a charge of $2.4 million during the second quarter of 2005. As of December 31, 2005, the Notes have been fully converted and the Company has no long term debt.
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

Loss on Investments and Notes Receivable
      We hold certain investments in the common stock of publicly-traded companies, a number of non-marketable equity securities, and an investment in a rabbi trust associated with our deferred compensation plan. For further discussion on the classification and the accounting treatment of these investments, see the Investments section within Financial Liquidity and Capital Resources contained herein. During the years ended December 31, 2005, 2004, and 2003, we recorded net losses related to these investments of $0.1 million, $1.3 million, and $1.4 million, respectively.
      During 2004, we recorded a charge of $0.1 million in relation to a short-term note receivable that we deemed to be fully impaired. The note, which was due from an unrelated private company, became due in October 2004, and the company was unable to repay the note.

Gain in Foreign Currency
      During 2005, 2004 and 2003, we recorded foreign currency gains related to our international customers whose receivables and collections are denominated in their local currency. We have implemented a hedging strategy to mitigate the monetary exchange fluctuations from the time of invoice to the time of payment, and have occasionally entered into forward contracts based on a percentage of expected foreign currency receipts.

Income Tax Expense
      In 2005, we recorded $0.5 million of income tax expense for foreign taxes and Alternative Minimum Tax in the United States. As we are in a cumulative net loss position for tax purposes, we had sufficient net operating loss carryforwards to offset our taxable income.
      In 2004, we recorded income tax expense of $0.1 million related to foreign income taxes. As we were in a cumulative loss position for tax purposes, we did not incur income tax expense (benefit) during 2003.

Discontinued Operations
      In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, certain product lines have been accounted for as discontinued operations upon their disposal in 2002 and historical results have been reclassified accordingly.
      During 2003, we reduced our accruals for vendor liabilities, warranty issues, and other estimated costs related to disposals by $4.8 million. This adjustment was the result of settling certain vendor liabilities for amounts less than originally anticipated and changes to our original estimated disposal costs. Also during 2003, we increased our accrual by $4.4 million for restructuring liabilities associated with the discontinued operations of our manufacturing facilities as a result of changes in estimates. The net result of the above transactions in 2003 was a gain of $0.4 million in discontinued operations.
      During 2004, we recorded income from discontinued operations of approximately $1.8 million with respect to the discontinued product lines as a result of changes in estimates related to real estate, vendor liabilities, and other accruals. Additionally, we recognized a partial recovery of $0.9 million with respect to inventory previously written off associated with an Argentinean customer, of which approximately $0.3 million related to the discontinued operations of Actives and Keptel. The net result of the above transactions in 2004 was a gain of $2.1 million in discontinued operations.
      In 2005, we recorded income of $0.2 million related to our reserves for discontinued operations. These adjustments were the result of the resolution of various vendor liabilities, taxes and other costs.

Financial Liquidity and Capital Resources

Overview
      As highlighted earlier, one of our key strategies is to maintain and improve our capital structure. The key metrics we focus on are summarized in the table below:

Liquidity & Capital Resources Data

	Year Ended December 31,

	2005	2004	2003

	(in millions, except DSO and Turns)
Key Working Capital Items
Cash provided by operating activities	$25.5	$21.5	$14.9
Cash, cash equivalents, and short-term investments	$129.5	$103.1	$84.9
Accounts Receivable, net	$83.5	$55.7	$56.3
- Days Sales Outstanding (Full Year)	37	42	58
Inventory	$113.9	$92.6	$78.6
- Turns (Full Year)	4.7	4.0	3.4
Key Debt Items
Convertible Notes due 2008	$—	$75.0	$125.0
Capital Expenditures	$9.6	$10.2	$5.9
Shares Owned by Nortel	—	3.2	5.0
% Owned by Nortel	0.0%	3.6%	6.6%
      In managing our liquidity and capital structure, we have been and are focused on key goals, and we have and will continue in the future to implement actions to achieve them. They include:

•	Liquidity — ensure that we have sufficient cash resources or other short term liquidity to manage day to day operations

•	2008 Notes — implement a plan to retire the notes; which was ultimately accomplished in 2005 and 2004 through redemptions

•	2003 Notes — implement a plan to retire the notes; which was ultimately accomplished in 2002 and 2003 through a combination of cash redemptions ($99.6 million) and a share exchange offer ($15.4 million)

•	Nortel Class B Membership Interest in Arris Interactive L.L.C. — implement a plan to retire the debt; which was ultimately accomplished in 2003 at a significant discount

•	Growth — implement a plan to ensure that we have adequate capital resources, or access thereto, to execute acquisitions

•	Overhang — implement a plan to reduce the overhang on our stock caused by Nortel Networks holdings; at the end of 2005 Nortel no longer held shares in ARRIS
      Below is a description of key actions taken and an explanation as to their potential impact:

Inventory & Accounts Receivable Programs
      We use turns to evaluate inventory management and days sales outstanding, or DSOs, to evaluate accounts receivable management. From the table above, you will note improvements, particularly as evidenced by the 2005 turns of 4.7 and DSOs of 37 days. Both inventory and accounts receivable increased year over year as a result of the growth in our revenues.

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
      In May 2005, our stock price had risen to the levels required under the indenture where we were entitled to redeem, in full or in part, the balance of the Notes. We called the remaining $75.0 million of the Notes for redemption and the holders of the Notes elected to convert the notes into 15.0 million shares of common stock rather than have the Notes redeemed. We made a make-whole interest payment of approximately 0.3 million shares resulting in a charge of $2.4 million during the second quarter 2005.

Summary of Current Liquidity Position and Potential for Future Capital Raising
      We believe our current liquidity position, where we have approximately $129.5 million of cash, cash equivalents, and short-term investments on hand as of December 31, 2005, together with the prospects for continued generation of cash from operations are adequate for our short- and medium-term business needs. However, a key part of our overall long-term strategy may be implemented through additional acquisitions. Either in order to be prepared to make acquisitions generally or in connection with particular acquisitions, it is possible that we will raise capital through private, or public, share or debt offerings. We believe we have the ability to access the capital markets upon commercially reasonable terms.

Contractual Obligations
      Following is a summary of our contractual obligations as of December 31, 2005:

	Payments due by period

Contractual Obligations	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years	Total

	(in millions)
Operating leases(1)	$6.9	$10.7	$9.5	$4.8	$31.9
Sublease income	(0.6)	(0.3)	—	—	(0.9)
Purchase obligations(2)	122.7	—	—	—	122.7

Total contractual obligations	$129.0	$10.4	$9.5	$4.8	$153.7

(1)	Includes leases which are reflected in restructuring accruals on the consolidated balance sheets.

(2)	Represents obligations under agreements with non-cancelable terms to purchase goods or services. The agreements are enforceable and legally binding, and specify terms, including quantities to be purchased and the timing of the purchase.

Off-Balance Sheet Arrangements
      Under the definition contained in Item 303(a)(4)(ii) of Regulation S-K, the Company does not have any off-balance sheet arrangements.

Cash Flow
      Below is a table setting forth the key lines of our Consolidated Statements of Cash Flows (in millions):

	2005	2004	2003

Cash provided by operating activities	$25.5	$21.5	$14.9
Cash provided by (used in) investing	$13.9	$(77.6)	$(17.3)
Cash provided by (used in) financing	$10.9	$6.2	$(21.1)
Net increase (decrease) in cash	$50.2	$(49.8)	$(23.5)

Operating Activities:
      Below are the key line items affecting cash from operating activities (in millions):

	2005	2004	2003

Net income (loss) after non-cash adjustments	$72.9	$17.5	$(4.8)
(Increase)/Decrease in accounts receivable	(27.2)	1.2	17.0
(Increase)/Decrease in inventory	(20.9)	(14.1)	26.2
All other — net	0.7	16.9	(23.5)

Cash provided by operating activities	$25.5	$21.5	$14.9

•	As described above, our net income improved significantly year over year, resulting in an improvement in cash from operating activities.

•	Our inventory increased in 2005 as a result of increased demand and inventory planning. Our inventory increased in 2004, as expected, primarily to accommodate a change in contract manufacturers in the fourth quarter of 2004 and to build a pipeline of E-MTAs. Our inventory turns for 2005 were 4.7 as compared to 2004 turns of 4.0.

•	Our accounts receivables increased in 2005 as a result of higher revenues. In 2003, we generated $17.0 million of cash flow from accounts receivable. This was facilitated by collection of accounts associated with the sale of non-core product lines in late 2002 and a strong management focus on collections. Our 2005 DSO was 37 days as compared to the 2004 DSO of 42 days.

•	While we believe we may be able to further improve our working capital position, future cash flow from operating activities will be more dependent on net income after adjustment for non-cash items.

Investing Activities:
      Below are the key line items affecting investing activities (in millions):

	2005	2004	2003

Capital expenditures	$(9.6)	$(10.2)	$(5.9)
Acquisitions/other	(0.2)	—	(3.2)
Purchases of short-term investments	(59.3)	(107.8)	(10.0)
Disposals of short-term investments	83.0	39.8	—
Proceeds from sale of investments	—	0.6	—
Proceeds from sale of product lines	—	—	1.8

Cash provided by (used in) investing activities	$13.9	$(77.6)	$(17.3)

      Capital Expenditures — Capital expenditures are mainly for test equipment, laboratory equipment, and computing equipment. We anticipate investing approximately $10.0 to $12.0 million in 2006.
      Acquisitions/ Other — This represents cash investments we have made in our various acquisitions including Com21, Atoga, and cXm Broadband.
      Purchases and Disposals of Short-Term Investments — This represents purchases and disposals of auction rate securities held as short-term investments.
      Proceeds from Sale of Investments — This represents the cash proceeds we received from the liquidation of excess assets from our deferred compensation plan.
      Proceeds from Sale of Product Lines — This represents the remaining cash proceeds we received from the sale of our Actives product line.

Financing Activities:
      Below are the key items affecting our financing activities (in millions):

	2005	2004	2003

Retirement of 2003 notes	$—	$—	$(23.9)
Payments on notes payable	—	(1.2)	(0.7)
Payments on capital leases	—	—	(2.1)
Redemption of preferred membership interest	—	—	(88.4)
Borrowing under 2008 notes	—	—	125.0
Borrowing under notes payable	—	—	1.6
Proceeds from issuance of common stock	10.9	7.4	1.2
Repurchase of common stock and stock units	—	—	(28.0)
Deferred financing fees paid	—	—	(5.8)

Cash provided by (used in) financing activities	$10.9	$6.2	$(21.1)

      As can be seen from the above table, we have substantially refinanced our capital structure over the past three years. We eliminated our 2003 Notes and Class B Membership Interest. We did so using cash from operating activities, sale of non-core product lines and the issuance of $125.0 million through our 2008 notes offering.

      In 2004, we converted $50.0 million of our 4 1/2% convertible subordinated notes due 2008 in exchange for common stock. In connection with the redemption, we made a make-whole interest payment that included the issuance of approximately 0.5 million common shares valued at approximately $4.4 million which is reflected as a loss on debt retirement in the first quarter of 2004. Additionally, we wrote off approximately $1.6 million of deferred finance fees related to the notes in the first quarter of 2004.
      In 2005, we converted the remaining $75.0 million of the Notes into 15.0 million shares of common stock rather than have the Notes redeemed. The Company made a make-whole interest payment of approximately 0.3 million shares resulting in a charge of $2.4 million during the second quarter of 2005. As of December 31, 2005, the Notes have been fully converted and the Company has no long term debt.
      Sales of common stock represent the proceeds we received as a result of exercise of stock options.

Interest Rates
      As of December 31, 2005, we did not have any floating rate indebtedness or outstanding interest rate swap agreements.

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

Financial Instruments
      In the ordinary course of business, we, from time to time, will enter into financing arrangements with customers. These financial instruments include letters of credit, commitments to extend credit and guarantees of debt. These agreements could include the granting of extended payment terms that result in longer collection periods for accounts receivable and slower cash inflows from operations and/or could result in the deferral of revenue. As of December 31, 2005 and 2004, we had approximately $6.1 million and $4.0 million, respectively, outstanding under letters of credit which were cash collateralized. The cash collateral is held in the form of restricted cash.

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

Investments
      We held certain investments in the common stock of publicly-traded companies that were classified as trading securities. The remaining shares of common stock were sold during 2003 and the investment was $0 at December 31, 2005 and 2004. Changes in the market value of these securities and gains or losses on related sales of these securities were recognized in income and resulted in a gain of $0.1 million in 2003.

      We held certain investments in the common stock of publicly-traded companies which were classified as available for sale. Changes in the market value of these securities are typically recorded in other comprehensive income. These securities are also subject to a periodic impairment review, which requires significant judgment. Because these investments had been below their cost basis for a period greater than six months, impairment charges of $1.4 million and $0.4 million were recorded during the years ended December 31, 2004 and 2003, respectively. As of December 31, 2005 and 2004, the carrying value of these investments was $0.
      In addition, we hold a number of non-marketable equity securities totaling approximately $32 thousand and $827 thousand at December 31, 2005 and 2004, respectively, which are classified as available for sale. The non-marketable equity securities are subject to a periodic impairment review, which requires significant judgment as there are no open-market valuations. During the years ended December 31, 2005 and 2004, we recorded charges of approximately $0.2 million and $0.1 million, respectively, in relation to non-marketable equity securities deemed to be impaired based on various factors. During the year ended December 31, 2003, we recorded an impairment charge of $1.1 million in relation to an investment in a start-up company, which raised a new round of financing at a substantial discount in early July 2003.
      During the third quarter of 2004, we recorded a charge of $0.1 million in relation to a short-term note receivable that we deemed to be fully impaired. The note, which was due from an unrelated private company, became due in October 2004, and the company has been unable to repay the note.
      As of December 31, 2004, ARRIS held a non-marketable equity security of $0.6 million (included in the total of $0.8 million described above) and a short-term note receivable of $0.5 million from a private company. Late in 2004, the investee was unsuccessful in attempts to raise additional funds to finance its business. On January 31, 2005, we foreclosed on the note receivable. This was a joint proceeding with the other major note holder of the private company. A new L.L.C. was formed with the other major note holder, of which ARRIS held a 25% interest. In March 2005, ARRIS and the other note holder agreed to ARRIS’ acquisition of the other note holder’s interest in the L.L.C. This transaction closed on April 1, 2005, and the product line was integrated into ARRIS in the second quarter 2005.
      We offered a deferred compensation arrangement, which allowed certain employees to defer a portion of their earnings and defer the related income taxes. These deferred earnings are invested in a so-called “rabbi trust,” and are accounted for in accordance with Emerging Issues Task Force Issue No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested. A rabbi trust is a funding vehicle used to protect deferred compensation benefits from various events (but not from bankruptcy or insolvency). The investment in the rabbi trust is classified as an investment on our balance sheet. During 2004, we withdrew the excess of the deferred compensation assets over the plan’s liabilities. A portion of the assets were liquidated, which resulted in a realized gain of approximately $0.3 million. At December 31, 2005 and 2004, ARRIS had an accumulated unrealized gain related to the rabbi trust of approximately $1.1 million and $0.7 million, respectively, included in other comprehensive income.

Capital Expenditures
      Capital expenditures are made at a level designed to support the strategic and operating needs of the business. ARRIS’ capital expenditures were $9.6 million in 2005 as compared to $10.2 million in 2004 and $5.9 million in 2003. ARRIS had no significant commitments for capital expenditures at December 31, 2005. Management expects to invest approximately $10.0 million to $12.0 million in capital expenditures for the year 2006.

Net Operating Loss Carryforwards
      As of December 31, 2005, ARRIS had net operating loss, or NOL, carryforwards for domestic and foreign income tax purposes of approximately $114.3 million and $18.2 million, respectively. The federal NOLs expire through 2024. Foreign NOLs related to our Irish subsidiary in the amount of $18.2 million have an indefinite life and can only be used to offset Irish income. The tax benefit associated with the federal NOLs is offset by a full valuation allowance, in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. We continually review the adequacy of the valuation allowance and recognize the benefits only as reassessment indicates that it is more likely than not that the benefits will be realized. ARRIS generated taxable income for the first time in several years in 2005. If this trend of profitability continues, it is possible that ARRIS may reverse the valuation allowance recorded on its net deferred tax assets.
      The availability of tax benefits of NOL carryforwards to reduce ARRIS’ federal and state income tax liability is subject to various limitations under the Internal Revenue Code. The availability of tax benefits of NOL carryforwards to reduce ARRIS’ foreign income tax liability is subject to the various tax provisions of the respective countries.

Defined Benefit Pension Plans
      We sponsor two non-contributory defined benefit pension plans, a qualified and nonqualified plan available to a limited group of employees, which cover our U.S. employees. As of January 1, 2000 we froze the defined qualified pension plan benefits. The U.S. pension plan benefit formulas generally provide for payments to retired employees based upon their length of service and compensation as defined in the plans. The plans are accounted for in accordance with SFAS No. 87, Employers’ Accounting for Pensions, which requires that amounts recognized in the financial statements be determined on an actuarial basis. Disclosures are made in accordance with SFAS No. 132R, Employers’ Disclosures about Pensions and Other Postretirement Benefits. The actuarial measurement includes estimates and assumptions relating to the discount rate used to measure the plan liabilities.
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
      September 30 is the measurement date used for the 2005, 2004 and 2003 reporting years.
      The weighted-average actuarial assumptions used to determine the benefit obligations for the three years presented are set forth below:

	2005	2004	2003

Assumed discount rate for active participants	5.50%	6.00%	6.00%
Assumed discount rate for inactive participants	5.75%	6.00%	6.00%
Rates of compensation increase	3.75%	5.94%	6.00%
      The weighted-average actuarial assumptions used to determine the net periodic benefit costs are set forth below:

	2005	2004	2003

Assumed discount rate for active participants	6.00%	6.00%	6.75%
Assumed discount rate for inactive participants	6.00%	6.00%	6.50%
Rates of compensation increase	5.94%	5.94%	6.00%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%
      The expected long-term rate of return on assets is derived using the building block approach which includes assumptions for the long term inflation rate, real return, and equity risk premiums.

As of December 31, 2005, the expected benefit payments related to our defined benefit pension plans were as follows (in thousands):

2006	$509
2007	597
2008	742
2009	804
2010	1,195
2011 – 2015	7,724

Adoption of SFAS No. 123R, Share-Based Payment
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, supercedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS  123R is effective for public companies for interim or annual periods beginning after June 15, 2005. As revised, this statement requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. We chose to early adopt SFAS  123R on July 1, 2005 using the modified prospective method. Prior to the adoption date, ARRIS used the intrinsic value method for valuing its awards of stock options and restricted stock and recorded the related compensation expense, if any, in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations.
      Prior to the adoption of SFAS No. 123R, ARRIS used the Black-Scholes option valuation model to estimate the fair value of an option on the date of grant for pro forma purposes. Upon adoption of SFAS No. 123R, ARRIS elected to continue to use the Black-Scholes model; however, it engaged an independent third party to assist the Company in determining the Black-Scholes weighted average inputs utilized in the valuation of options granted subsequent to July 1, 2005. Prior to the adoption of SFAS No. 123R, the Company estimated the expected volatility exclusively on historical stock prices of ARRIS common stock over a period of time. Under SFAS No. 123R, the volatility factors are based upon a combination of historical volatility over a period of time and estimates of implied volatility based on traded option contracts on ARRIS common stock. The change in estimating volatility was made because the Company felt that the inclusion of the implied volatility factor was a more accurate estimate of the stock’s future performance. The expected term of the awards granted are based upon a weighted average life of exercise activity of the grantee population. The risk-free interest rate is based upon the U.S. treasury strip yield at the grant date, using a remaining term equal to the expected life. The expected dividend yield is 0%, as the Company has not paid cash dividends on its common stock since its inception. In calculating the stock compensation expense, ARRIS applies an estimated post-vesting forfeiture rate based upon historical rates.
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
      In 2003, the Company offered to all eligible employees the opportunity to exchange certain outstanding stock options for restricted shares of ARRIS common stock. The Company’s Board of Directors and its eight most highly compensated executive officers during 2002 were not eligible to participate in the offer. Employees tendered approximately 76% of the options eligible to be exchanged under the program and ARRIS cancelled options to purchase approximately 4.7 million shares of common stock and granted approximately 1.5 million restricted shares in exchange. The Company recorded a fixed compensation expense equal to the fair market value of the shares of restricted stock granted through the offer; this cost is being amortized over the four-year vesting period for the restricted shares. Prior to the adoption of SFAS No. 123R, all eligible options that were not tendered for exchange were subject to variable accounting. The variable accounting charge fluctuated in accordance with the market price of the ARRIS common stock at the end of each accounting period until such stock options were exercised, forfeited, or expire unexercised. In accordance with SFAS No. 123R, an equity award that previously was accounted for as a variable award under APB No. 25 should no longer be accounted for as a variable award. As of July 1, 2005, the grant-date fair value is used to recognize compensation cost for these options.
      As of December 31, 2005, there was approximately $12.4 million of total unrecognized compensation cost related to unvested share-based awards granted under the Company’s incentive plans. This compensation cost is expected to be recognized over a weighted-average period of 2.1 years.

Critical Accounting Policies
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

a)	Revenue Recognition
      Our revenue recognition policies are in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, and SAB No. 104, Revenue Recognition, as issued by the Securities and Exchange Commission and other applicable guidance.
      Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectibility is reasonably assured and all other significant obligations have been fulfilled. Revenue from the provision of services is recognized at the time of completion, delivery or performance of the service. Contracts and customer purchase orders generally are used to determine the existence of an arrangement. Shipping documents, proof of delivery and customer acceptance (when applicable) are used to verify delivery. We assess whether an amount due from a customer is fixed and determinable based on the terms of the agreement with the customer, including, but not limited to, the payment terms associated with the transaction. ARRIS assesses collection based on a number of factors, including past transaction history with the customer and credit-worthiness of the customer. If at the time of sale we determine that collection of an amount due is not reasonably assured, we defer recognition of revenue until such time that collection becomes reasonably assured.
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
      Generally, revenue is deferred if certain circumstances exist, including but not limited to the following:

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
      At December 31, 2005 and 2004, we had deferred revenue of $1.7 million and $0.5 million, respectively, related to shipments made to customers whereby the customer has the right of return in addition to deferrals related to various customer service agreements.

b)	Allowance for Doubtful Accounts and Sales Returns
      We establish a reserve for doubtful accounts based upon our historical experience in collecting accounts receivable. A majority of our accounts receivable are from a few large cable system operators, either with investment rated debt outstanding or with substantial financial resources, and have very favorable payment histories. Unlike businesses with relatively small individual accounts receivable from a large number of customers, if we were to have a collectibility problem with one of our major customers, it is possible the reserve that we have established will not be sufficient. We calculate our reserve for uncollectible accounts using a model that considers customer payment history, recent customer press releases, bankruptcy filings, if any, Dun & Bradstreet reports, and financial statement reviews. The Company’s calculation is reviewed by management to assess whether additional research is necessary, and if complete, whether there needs to be an adjustment to the reserve for uncollectible accounts. The reserve is established through a charge to the provision and represents amounts of current and past due customer receivable balances which management estimates may not be collected. In the past several years, two of our major customers encountered significant financial difficulty due to the industry downturn and tightening financial markets. At the end of 2005, we believe that we do not have a major customer that is in a financially distressed position.
      We also establish a reserve for sales returns and allowances. The reserve is an estimate of the impact of potential returns based upon historic trends.
      Our reserves for uncollectible accounts and sales returns and allowances were $3.7 million and $3.8 million as of December 31, 2005 and 2004, respectively.

c)	Inventory Valuation
      Inventory is reflected in our financial statements at the lower of average, approximating first-in, first-out, cost or market value.

      The table below sets forth inventory balances at December 31 (in millions):

	2005	2004

Gross inventory	$129.1	$111.4
Reserves	(15.2)	(18.8)

Net inventory	$113.9	$92.6

      We continuously evaluate future usage of product and where supply exceeds demand, we may establish a reserve. In reviewing inventory valuations, we also review for obsolete items. This requires us to estimate future usage, which, in an industry where rapid technological changes and significant variations in capital spending by system operators are prevalent, is difficult. As a result, to the extent that we have overestimated future usage of inventory, the value of that inventory on our financial statements may be overstated. When we believe that we have overestimated our future usage, we adjust for that overstatement through an increase in cost of sales in the period identified as the inventory is written down to its net realizable value. Inherent in our valuations are certain management judgments and estimates, including markdowns, shrinkage, manufacturing schedules, possible alternative uses and future sales forecasts, which can significantly impact ending inventory valuation and gross margin. The methodologies utilized by the Company in its application of the above methods are consistent for all periods presented.
      The Company, to assist in assessing the proper valuation of inventory, conducts annual physical inventory counts at all ARRIS locations.

d)	Warranty.
      We offer warranties of various lengths to our customers depending on product specifics and agreement terms with our customers. We provide, by a current charge to cost of sales in the period in which the related revenue is recognized, an estimate of future warranty obligations. The estimate is based upon historical experience. The embedded product base, failure rates, cost to repair and warranty periods are used as a basis for calculating the estimate. We also provide, via a charge to current cost of sales, estimated expected costs associated with non-recurring product failures. In the event of a significant non-recurring product failure, the amount of the reserve may not be sufficient. To the extent that other non-recurring warranty claims occur in the future, the reserves that we have established may not be sufficient, cost of sales may have been understated, and a charge against future costs of sales may be necessary. Information regarding the changes in ARRIS’ aggregate product warranty liabilities was as follows (in thousands):

	2005	2004

January 1,	$5,453	$4,633
Accruals related to warranties (including changes in estimates)	6,881	5,343
Settlements made (in cash or in kind)	(3,855)	(4,523)

Balance at December 31,	$8,479	$5,453

      The year over year change in the reserve balance reflects both increased reserves and usage of our on-going warranty claims. It also reflects the additions, usages and adjustments attributable to non-recurring product issues. We review and update our estimates, with respect to the non-recurring product issues on an on a routine basis.

e)	Stock-Based Compensation
      ARRIS elected to early adopt SFAS No. 123R, Share-Based Payment in the third quarter of 2005 using the modified prospective method. SFAS No. 123R, Share-Based Payment requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as compensation cost based on the fair value on the date of grant. The Company determines fair value of such awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates certain assumptions, such as risk-free interest rate, expected volatility, and expected life of options, in order to arrive at a fair value estimate.
Forward-Looking Statements
      Certain information and statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report, including statements using terms such as “may,” “expect,” “anticipate,” “intend,” “estimate,” “believe,” “plan,” “continue,” “could be,” or similar variations or the negative thereof, constitute forward-looking statements with respect to the financial condition, results of operations, and business of ARRIS, including statements that are based on current expectations, estimates, forecasts, and projections about the markets in which we operate and management’s beliefs and assumptions regarding these markets. These and any other statements in this document that are not statements about historical facts are “forward-looking statements.” We caution investors that forward-looking statements made by us are not guarantees of future performance and that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. Important factors that could cause results or events to differ from current expectations are described in the risk factors set forth in Item 1A, “Risk Factors.” These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. In providing forward-looking statements, ARRIS expressly disclaims any obligation to update publicly or otherwise these statements, whether as a result of new information, future events or otherwise except to the extent required by law.

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
      A significant portion of our products are manufactured or assembled in China, Mexico, the Philippines, Taiwan, and other countries outside the United States. Our sales into international markets have been and are expected in the future to be an important part of our business. These foreign operations are subject to the usual risks inherent in conducting business abroad, including risks with respect to currency exchange rates, economic and political destabilization, restrictive actions and taxation by foreign governments, nationalization, the laws and policies of the United States affecting trade, foreign investment and loans, and foreign tax laws.
      We have certain international customers who are billed in their local currency. Changes in the monetary exchange rates may adversely affect our results of operations and financial condition. To manage the volatility relating to these typical business exposures, we may enter into various derivative transactions, when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. The euro and the yen are the predominant currencies of those customers who are billed in their local currency. Taking into account the effects of foreign currency fluctuations of the euro and the yen versus the dollar, a hypothetical 10% weakening of the U.S. dollar (as of December 31, 2005) would provide a gain on foreign currency of approximately $0.6 million. Conversely, a hypothetical 10% strengthening of the U.S. dollar would provide a loss on foreign currency of approximately $0.6 million. As of December 31, 2005, we had no material contracts, other than accounts receivable, denominated in foreign currencies.
      We regularly review our accounts receivable in foreign currency and enter into derivative contracts when appropriate. As of December 31, 2005, we had 31.5 million euros in option collars outstanding.

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

Item 9B.	Other Information
N/A

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
      Under management’s supervision, an evaluation of the design and effectiveness of ARRIS’ internal control over financial reporting was conducted based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that ARRIS’ internal control over financial reporting was effective as of December 31, 2005.
      Ernst & Young LLP, an independent registered public accounting firm, as auditors of ARRIS Group, Inc.’s financial statements, has issued an attestation report on management’s assessment of the effectiveness of ARRIS Group, Inc.’s internal control over financial reporting as of December 31, 2005. Ernst & Young LLP’s report, which expresses unqualified opinions on management’s assessment and on the effectiveness of ARRIS’ internal control over financial reporting, is included herein.

/s/ ROBERT J. STANZIONE

Robert J. Stanzione
Chief Executive Officer, Chairman

/s/ DAVID B. POTTS

David B. Potts
Executive Vice President, Chief Financial Officer,
Chief Accounting Officer,
and Chief Information Officer
March 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Board of Directors and Stockholders
ARRIS Group, Inc.
      We have audited management’s assessment, included in the accompanying Report of Management, that ARRIS Group, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ARRIS Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that ARRIS Group, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, ARRIS Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ARRIS Group, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005, and our report dated March 15, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Atlanta, Georgia
March 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
ARRIS Group, Inc.
      We have audited the accompanying consolidated balance sheets of ARRIS Group, Inc. as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of ARRIS’ management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ARRIS Group, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      As discussed in Note 2 of the Notes to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment, in 2005.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ARRIS Group, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2006 expressed an unqualified opinion thereon.

/s/ERNST & YOUNG LLP

Atlanta, Georgia
March 15, 2006

ARRIS GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$75,286	$25,072
Short-term investments, at fair value	54,250	78,000

Total cash, cash equivalents and short-term investments	129,536	103,072
Restricted cash	6,073	4,017
Accounts receivable (net of allowances for doubtful accounts of $3,729 in 2005 and $3,829 in 2004)	83,540	55,661
Other receivables	286	420
Inventories	113,909	92,636
Other current assets	15,276	9,416

Total current assets	348,620	265,222
Property, plant and equipment (net of accumulated depreciation of $69,309 in 2005 and $61,146 in 2004)	25,557	27,125
Goodwill	150,569	150,569
Intangibles (net of accumulated amortization of $106,200 in 2005 and $105,446 in 2004)	920	1,672
Investments	3,321	3,620
Other assets	416	2,470

	$529,403	$450,678

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,920	$30,640
Accrued compensation, benefits and related taxes	20,424	14,845
Accrued warranty	8,479	5,453
Other accrued liabilities	20,633	26,658

Total current liabilities	85,456	77,596
Long-term debt, net of current portion	—	75,000
Accrued pension	12,636	10,933
Other long-term liabilities	5,594	5,848

Total liabilities	103,686	169,377
Stockholders’ equity:
Preferred stock, par value $1.00 per share, 5.0 million shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share, 320.0 million shares authorized; 105.6 million and 87.7 million shares issued and outstanding in 2005 and 2004, respectively	1,069	889
Capital in excess of par value	732,405	644,838
Accumulated deficit	(305,555)	(357,038)
Unrealized gain on marketable securities	1,077	706
Unearned compensation	—	(4,566)
Unfunded pension losses	(4,618)	(3,345)
Unrealized gain on derivatives	1,523	—
Cumulative translation adjustments	(184)	(183)

Total stockholders’ equity	425,717	281,301

	$529,403	$450,678

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,

	2005	2004	2003

	(in thousands, except per share data)
Net sales	$680,417	$490,041	$433,986
Cost of sales	489,703	343,864	307,726

Gross margin	190,714	146,177	126,260
Gross margin %	28.0%	29.8%	29.1%
Operating expenses:
Selling, general, and administrative expenses	74,308	68,539	89,117
Research and development expenses	60,135	63,373	62,863
Restructuring and impairment charges	1,331	7,648	891
Amortization of intangibles	1,212	28,690	35,249

	136,986	168,250	188,120

Operating income (loss)	53,728	(22,073)	(61,860)
Other expense (income):
Interest expense	2,101	5,006	10,443
Membership interest	—	—	2,418
Loss (gain) on debt retirement	2,372	4,406	(26,164)
Loss on investments and notes receivable	146	1,320	1,436
Gain on foreign currency	(65)	(1,301)	(2,383)
Interest income	(3,100)	(1,525)	(414)
Other expense (income), net	486	423	468

Income (loss) from continuing operations before income taxes	51,788	(30,402)	(47,664)
Income tax expense	513	108	—

Net income (loss) from continuing operations	51,275	(30,510)	(47,664)
Discontinued Operations:
Income (loss) from discontinued operations (including a net gain on disposals of $0.2 million and $2.1 million and a net loss of $0.4 million for the years ended December 31, 2005, 2004, and 2003, respectively)	208	2,114	351

Net income (loss)	$51,483	$(28,396)	$(47,313)

Net income (loss) per common share — basic:
Income (loss) from continuing operations	$0.53	$(0.36)	$(0.62)
Income (loss) from discontinued operations	—	0.02	—

Net income (loss)	$0.53	$(0.33)	$(0.62)

Net income (loss) per common share — diluted:
Income (loss) from continuing operations	$0.52	$(0.36)	$(0.62)
Income (loss) from discontinued operations	—	0.02	—

Net income (loss)	$0.52	$(0.33)	$(0.62)

Weighted average common shares — basic	96,581	85,283	76,839

Weighted average common shares — diluted	98,264	85,283	76,839

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2005	2004	2003

	(in thousands)
Operating activities:
Net income (loss)	$51,483	$(28,396)	$(47,313)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	10,529	10,395	16,145
Amortization of intangibles	1,212	28,690	35,249
Amortization of deferred finance fees	305	690	4,621
Stock compensation expense	6,915	2,826	3,370
Provision for doubtful accounts	(438)	(543)	7,906
Gain on sale of receivable	—	—	(1,477)
Loss on disposal of fixed assets	202	182	252
Loss on investments and notes receivable	206	1,320	1,436
Cash proceeds from sale of trading securities	—	—	226
Impairment of long-lived assets	291	—	—
Loss (gain) on debt retirement	2,372	4,406	(26,164)
Loss on sale of product line	—	—	1,365
Gain on discontinued product lines	(208)	(2,114)	(351)
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(27,191)	1,226	16,992
Other receivables	134	860	1,874
Inventories	(20,963)	(14,074)	26,210
Accounts payable and accrued liabilities	7,348	15,510	(24,156)
Accrued membership interest	—	—	2,418
Other, net	(6,739)	554	(3,708)

Net cash provided by operating activities	25,458	21,532	14,895
Investing activities:
Purchases of short-term investments	(59,250)	(107,750)	(10,000)
Sales of short-term investments	83,032	39,750	—
Purchases of property, plant and equipment	(9,617)	(10,167)	(5,916)
Cash proceeds from sale of property, plant, and equipment	42	—	—
Cash proceeds from sale of Actives product line	—	—	1,800
Cash paid for acquisition, net of cash acquired	(89)	(50)	(3,005)
Cash paid for disposal of product line	—	—	(231)
Cash proceeds from sale of investment	—	642	—
Other	(259)	—	26

Net cash provided by (used in) investing activities	13,859	(77,575)	(17,326)
See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Years Ended December 31,

	2005	2004	2003

	(in thousands)
Financing activities:
Proceeds from issuance of common stock	$10,897	$7,410	$1,249
Proceeds from issuance of debt	—	—	126,597
Redemption of preferred membership interest	—	—	(88,430)
Repurchase and retirement of common stock	—	—	(28,000)
Payments on capital lease obligations	—	(14)	(2,130)
Payments on debt obligations	—	(1,163)	(24,585)
Deferred financing costs paid	—	—	(5,797)

Net cash provided by (used in) financing activities	10,897	6,233	(21,096)
Net increase (decrease) in cash and cash equivalents	50,214	(49,810)	(23,527)
Cash and cash equivalents at beginning of year	25,072	74,882	98,409

Cash and cash equivalents at end of year	$75,286	$25,072	$74,882

Noncash investing and financing activities:
Net tangible assets acquired, excluding cash	$799	$—	$2,267
Net liabilities assumed	(76)	50	(1,903)
Intangible assets acquired, including goodwill	691	—	2,641
Investment in acquired company	(1,325)	—	—

Cash paid for acquisition, net of cash acquired	$89	$50	$3,005

Landlord funded leasehold improvements	$—	$785	$2,314

Equity issued in exchange for 4 1/2% convertible subordinated notes due 2008	$75,000	$50,000	$—

Equity issued for make-whole interest payment — 4 1/2% convertible subordinated notes due 2008	$2,372	$4,406	$—

Supplemental cash flow information:
Interest paid during the year	$2,766	$4,642	$4,387

Income taxes paid during the year	$859	$335	$293

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Unrealized
		Capital in		(Loss)
		Excess of		Gain on		Unfunded	Unrealized	Cumulative
	Common	Par	Accumulated	Marketable	Unearned	Pension	Gain on	Translation
	Stock	Value	Deficit	Securities	Compensation	Losses	Derivatives	Adjustments	Total

Balance, January 1, 2003	$831	$603,563	$(281,329)	$227	$(1,649)	$(1,219)	$—	$(34)	$320,390

Comprehensive income (loss):
Net income (loss)	—	—	(47,313)	—	—	—	—	—	(47,313)
Unrealized gain on marketable securities	—	—	—	544	—	—	—	—	544
Minimum liability on unfunded pension	—	—	—	—	—	(74)	—	—	(74)
Translation adjustment	—	—	—	—	—	—	—	(98)	(98)

Comprehensive income (loss):	—	—	—	—	—	—	—	—	(46,941)
Shares granted under option exchange program	14	7,623	—	—	(7,637)	—	—	—	—
Shares granted under stock award plan	2	706	—	—	(708)	—	—	—	—
Compensation under stock award plan	—	—	—	—	3,370	—	—	—	3,370
Repurchase of Nortel shares	(80)	(27,920)	—	—	—	—	—	—	(28,000)
Forfeiture of restricted stock	(1)	(674)	—	—	675	—	—	—	—
Issuance of restricted stock — Atoga	5	2,150	—	—	(2,155)	—	—	—	—
Common stock returned — Cadant	(1)	(683)	—	—	—	—	—	—	(684)
Issuance of common stock and other	3	1,243	—	—	—	—	—	—	1,246

Balance, December 31, 2003	$773	$586,008	$(328,642)	$771	$(8,104)	$(1,293)	—	$(132)	$249,381

Comprehensive income (loss):
Net income (loss)	—	—	(28,396)	—	—	—	—	—	(28,396)
Unrealized loss on marketable securities	—	—	—	(65)	—	—	—	—	(65)
Minimum liability on unfunded pension adjustment	—	—	—	—	—	(2,052)	—	—	(2,052)
Translation adjustment	—	—	—	—	—	—	—	(51)	(51)
Comprehensive income (loss):									(30,564)
Shares granted under stock award plan	1	530	—	—	(531)	—	—	—	—
Compensation under stock award plan	—	—	—	—	2,826	—	—	—	2,826
Forfeiture of restricted stock	(3)	(1,237)	—	—	1,240	—	—	—	—
Issuance of common stock in conversion of 4 1/2% notes due 2008, net of write-off of associated deferred finance fees	105	52,662	—	—	—	—	—	—	52,767
Issuance of common stock and other	13	6,875	—	—	3	—	—	—	6,891

Balance, December 31, 2004	$889	$644,838	$(357,038)	$706	$(4,566)	$(3,345)	—	$(183)	$281,301

Comprehensive income (loss):
Net income (loss)	—	—	51,483	—	—	—	—	—	51,483
Unrealized gain on marketable securities	—	—	—	371	—	—	—	—	371
Unrealized gain on derivative instruments	—	—	—	—	—	—	1,523	—	1,523
Minimum liability on unfunded pension adjustment	—	—	—	—	—	(1,273)	—	—	(1,273)
Translation adjustment	—	—	—	—	—	—	—	(1)	(1)
Comprehensive income (loss)									52,103
Shares granted under stock award plan	7	4,822	—	—	(4,829)	—	—	—	—
Compensation under stock award plan	—	4,928	—	—	1,987	—	—	—	6,915
Forfeiture of restricted stock	—	(174)	—	—	174	—	—	—	—
Issuance of common stock in conversion of 4 1/2% notes due 2008, net of write-off of associated deferred finance fees	153	75,561	—	—	—	—	—	—	75,714
Issuance of common stock and other	20	10,542	—	—	(878)	—	—	—	9,684
Adoption of SFAS No. 123R	—	(8,112)	—	—	8,112	—	—	—	—

Balance, December 31, 2005	$1,069	$732,405	$(305,555)	$1,077	$—	$(4,618)	$1,523	$(184)	$425,717

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

(d) Cash and Cash Equivalents
      The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. The carrying amount reported in the consolidated balance sheets for cash and cash equivalents approximates fair value. During 2005, 2004, and 2003, ARRIS recorded interest income of $3.1 million, $1.5 million, and $0.4 million respectively.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(g) Investments
      The Company held certain investments in the common stock of publicly-traded companies, which were classified as trading securities. The remaining shares of common stock were sold during 2003 and the investment was $0 at December 31, 2005 and 2004. Changes in the market value of these securities and gains or losses on related sales of these securities were recognized in income and resulted in a gain of $0.1 million in 2003.
      The Company holds certain investments in the common stock of publicly-traded companies which were classified as available for sale. Changes in the market value of these securities are typically recorded in other comprehensive income. These securities are also subject to a periodic impairment review, which requires significant judgment. Because these investments had been below their cost basis for a period greater than six months, impairment charges of $1.4 million and $0.4 million were recorded during the years ended December 31, 2004 and 2003, respectively. As of December 31, 2005 and 2004, the carrying value of these investments was $0.
      In addition, ARRIS holds non-marketable equity securities totaling approximately $32 thousand and $827 thousand at December 31, 2005 and 2004, respectively, which are classified as available for sale. The non-marketable equity securities are subject to a periodic impairment review, which requires significant judgment as there are no open-market valuations. During the years ended December 31, 2005 and 2004, the Company recorded charges of approximately $0.2 million and $0.1 million, respectively, in relation to non-marketable equity securities deemed to be impaired based on various factors. During the year ended December 31, 2003, ARRIS recorded an impairment charge of $1.1 million in relation to an investment in a start-up company, which raised a new round of financing at a substantial discount in early July 2003.
      During the third quarter of 2004, the Company recorded a charge of $0.1 million in relation to a short-term note receivable that it deemed to be fully impaired. The note, which was due from an unrelated private company, became due in October 2004, and the company has been unable to repay the note.
      As of December 31, 2004, ARRIS held a non-marketable equity security of $0.6 million (included in the total of $0.8 million described above) and a short-term note receivable of $0.5 million from a private company. Late in 2004, the investee was unsuccessful in attempts to raise additional funds to finance its business. On January 31, 2005, ARRIS foreclosed on the note receivable. This was a joint proceeding with the other major note holder of the private company. A new company, cXm Broadband L.L.C., was formed with the other major note holder, of which ARRIS held a 25% interest. In March 2005, ARRIS and the other note holder agreed in principle to ARRIS’ acquisition of the other note holder’s interest in the L.L.C. This transaction closed on April 1, 2005, and the product line was integrated into ARRIS in the second quarter 2005.
      The Company offers a deferred compensation arrangement, which allows certain employees to defer a portion of their earnings and defer the related income taxes. These deferred earnings are invested in a “rabbi trust,” and are accounted for in accordance with Emerging Issues Task Force Issue No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested. A rabbi trust is a funding vehicle used to protect deferred compensation benefits from various events (but not from bankruptcy or insolvency). The investment in the rabbi trust is classified as an investment on our balance sheet. During the fourth quarter of 2004, ARRIS withdrew the excess of the deferred compensation assets over the plan’s liabilities. A portion of the assets were liquidated, and resulted in a realized gain of approximately $0.3 million. At December 31, 2005 and 2004, ARRIS had an accumulated unrealized gain related to the rabbi trust of approximately $1.1 million and $0.7 million, respectively, included in other comprehensive income.

(h) Revenue Recognition
      ARRIS’ revenue recognition policies are in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, and SAB No. 104, Revenue Recognition, as issued by the Securities and Exchange Commission and other applicable guidance.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectibility is reasonably assured and all other significant obligations have been fulfilled. Revenue from services provided is recognized at the time of completion, delivery or performance of the service. Contracts and customer purchase orders generally are used to determine the existence of an arrangement. Shipping documents, proof of delivery and customer acceptance (when applicable) are used to verify delivery. The Company assesses whether an amount due from a customer is fixed or determinable based upon the terms of the agreement with the customer, including, but not limited to, the payment terms associated with the transaction. ARRIS assesses collection based on a number of factors, including past transaction history and credit-worthiness of the customer. If the Company determines that collection of an amount due is not reasonably assured, it defers recognition of revenue until such time that collection becomes reasonably assured.
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
      Generally, revenue is deferred if certain circumstances exist, including but not limited to the following:

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
      At December 31, 2005 and 2004, the Company had deferred revenue of $1.7 million and $0.5 million, respectively, related to shipments made to customers whereby the customer has the right of return in addition to deferrals related to various customer service agreements.

(i) Shipping and Handling Fees
      Shipping and handling costs for the years ended December 31, 2005, 2004, and 2003 were approximately $4.9 million, $4.3 million and $3.4 million, respectively, and are classified in net sales and cost of sales.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(j) Depreciation of Property, Plant and Equipment
      The Company provides for depreciation of property, plant and equipment on the straight-line basis over estimated useful lives of 25 to 40 years for buildings and improvements, 3 to 10 years for machinery and equipment, and the shorter of the term of the lease or useful life for leasehold improvements. Included in depreciation expense is the amortization of landlord funded tenant improvements which amounted to $0.6 million in 2005. Depreciation expense for the years ended December 31, 2005, 2004, and 2003 was approximately $10.5 million, $10.4 million and $16.1 million, respectively.

(k) Goodwill and Long-Lived Assets
      Goodwill relates to the excess of cost over the fair value of net assets resulting from an acquisition. On an annual basis, our goodwill is reviewed based upon management’s analysis and includes an independent valuation. These valuations based upon management’s analysis were performed in the fourth quarters of 2005, 2004, and 2003, and no impairment was indicated.
      As of December 31, 2005, the financial statements included intangibles of $0.9 million, net of accumulated amortization of $106.2 million. As of December 31, 2004, the financial statements included intangibles of $1.7 million, net of accumulated amortization of $105.4 million. These intangibles are primarily related to the existing technology acquired from Arris Interactive L.L.C. in 2001, from Cadant, Inc. in 2002, from Com21 in 2003, and cXm Broadband LLC in 2005, each with an amortization period of three years, approximating their estimated useful lives. The intangibles related to Arris Interactive L.L.C. were fully amortized in August 2004, and the intangibles related to Cadant, Inc. were fully amortized in January 2005. The valuation process to determine the fair market values of the existing technology by management included valuations by an outside valuation service. The values assigned were calculated using an income approach utilizing the cash flow expected to be generated by these technologies.

(l) Advertising and Sales Promotion
      Advertising and sales promotion costs are expensed as incurred. Advertising expense was approximately $0.3 million, $0.3 million and $0.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

(m) Research and Development
      Research and development (“R&D”) costs are expensed as incurred. ARRIS’ research and development expenditures for the years ended December 31, 2005, 2004 and 2003 were approximately $60.1 million, $63.4 million and $62.9 million, respectively. The expenditures include compensation costs, materials, other direct expenses, and allocated costs of information technology, telecom, and facilities.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(p) Foreign Currency
      The financial position and operating results of ARRIS’ foreign operations are consolidated using the U.S. dollar as the functional currency. All balance sheet accounts of foreign subsidiaries are translated at the current exchange rate at the end of the accounting period with the exception of fixed assets, common stock, and retained earnings, which are translated at historical cost. Income statement items are translated at average currency exchange rates. The resulting translation adjustment is recorded as a gain or loss on foreign currency in the Company’s Consolidated Statement of Operations. The overall foreign currency loss (gain) includes the effect of the fluctuation of foreign currency cash and receivables balances and derivative contracts. The loss (gain) in foreign currency also reflects the losses (gains) associated with the ineffective derivative contracts the Company had outstanding. The loss (gain) in foreign currency for the year ended December 31, 2005 was $(0.1) million. During the year ended December 31, 2004, the loss (gain) in foreign currency was approximately $(1.3) million.
      The Company has certain international customers who are billed in their local currency. From time to time the Company enters into forward exchange contracts to hedge certain portions of forecasted sales and the resulting cash flows denominated in foreign currencies. Beginning in the third quarter of 2005, where applicable, the Company designated contracts as effective cash flow hedges and accounted for them as hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The effective portion of the change in the fair value of contracts which have been designated as cash flow hedges, are reported in other comprehensive income until the contract expires or the hedge is deemed to be no longer effective. Upon expiry of the hedge, the cumulative gain or loss recorded in other comprehensive income is reclassified to the applicable income statement line. Any ineffective or non-designated portion of the change in fair value of these instruments is recognized as gain or loss on foreign currency in the applicable period.
      As of December 31, 2005, the Company had forward contracts outstanding totaling 31.5 million euros which expire between January 2006 and September 2006. As of December 31, 2005 the Company has recorded an unrealized gain of $1.5 million in other comprehensive income related to these contracts. During 2005 the company recognized net gains of $2.3 million related to ineffective hedges, which is recorded in gain or loss on foreign currency discussed above. The company also recognized gains of $0.3 million on effective hedges that were recorded with the corresponding sales. As of December 31, 2004, no forward contracts were outstanding. As of December 31, 2003, the Company had one put option contract outstanding; however, the market value of the contract was $0.0 million. The Company recorded a loss of approximately $0.2 million during the fourth quarter 2003 related to this contract.

(q) Stock-Based Compensation
      The Company elected to early adopt the fair value recognition provisions of SFAS No. 123R, Share-Based Payment on July 1, 2005, using the modified prospective approach. Prior to the adoption date, ARRIS used the intrinsic value method for valuing its awards of stock options and restricted stock and recorded the related compensation expense, if any, in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. See Note 17, Stock-Based Compensation for further discussion of the Company’s significant accounting policies related to stock based compensation.

(r) Concentrations of Credit Risk
      Financial instruments that potentially subject ARRIS to concentrations of credit risk consist principally of cash, cash equivalents and short-term investments, and accounts receivable. ARRIS places its temporary cash investments with high credit quality financial institutions. Concentrations with respect to accounts receivable occur as the Company sells primarily to large, well-established companies including companies outside of the United States. The Company’s credit policy generally does not require collateral from its customers. ARRIS closely monitors extensions of credit to other parties and, where necessary, utilizes common financial instruments to mitigate risk or requires cash on delivery terms. Overall financial strategies

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and the effect of using a hedge are reviewed periodically. When deemed uncollectible, accounts receivable balances are written off against the allowance for doubtful accounts.
      ARRIS’ customers have been impacted in the past by several factors, including an industry downturn and tightening of access to capital. As described elsewhere, the market which the Company serves is characterized by a small number of large customers creating a concentration of risk. As a result, the Company has incurred significant charges related to uncollectible accounts related to large customers. The Company incurred an overall $15.9 million charge related to its Adelphia receivable in 2002 as a result of their bankruptcy filings. Further, in 2003 and 2002, the Company incurred overall charges totaling $10.8 million related to Cabovisao. Cabovisao is a Portugal-based customer who owed the Company approximately $20.6 million in accounts receivable at the end of the third quarter 2003, all of which was past due. Cabovisao and its parent company, Csii, filed for court-supervised restructuring and recapitalization in Canada and are in the process of restructuring their financing. The Company’s analysis of the allowance for doubtful accounts at the end of 2005 resulted in a net reduction in expense of $0.4 million for the year. The mix of the Company’s accounts receivable at December 31, 2005 was weighted heavily toward high quality accounts from a credit perspective. This, coupled with strong fourth quarter collections, resulted in a reduction in the reserve when applying ARRIS’ reserve methodology.
      The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

•	Cash, cash equivalents, and short-term investments: The carrying amount reported in the balance sheet for cash, cash equivalents, and short-term investments approximates their fair values.

•	Accounts receivable and accounts payable: The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate their fair values. The Company establishes a reserve for doubtful accounts based upon its historical experience in collecting accounts receivable.

•	Marketable securities: The fair values for trading and available-for-sale equity securities are based on quoted market prices.

•	Non-marketable securities: Non-marketable equity securities are subject to a periodic impairment review; however, there are no open-market valuations, and the impairment analysis requires significant judgment. This analysis includes assessment of the investee’s financial condition, the business outlook for its products and technology, its projected results and cash flow, recent rounds of financing, and the likelihood of obtaining subsequent rounds of financing.

•	Long-term debt: The fair value of the Company’s convertible subordinated debt is based on its quoted market price and totaled approximately $0.0 million and $117.0 million at December 31, 2005 and 2004, respectively.

•	Foreign exchange contracts: The fair values of the Company’s foreign currency contracts and are estimated based on dealer quotes, quoted market prices of comparable contracts adjusted through interpolation where necessary, maturity differences or if there are no relevant comparable contracts on pricing models or formulas by using current assumptions. As of December 31, 2005, ARRIS had 31.5 million euros in option collars outstanding, the fair value of which was $1.5 million. As of December 31, 2004, no contracts were outstanding.
Note 3. Impact of Recently Issued Accounting Standards
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which requires all companies to measure compensation cost for all share-based payments at fair value. ARRIS elected to early adopt SFAS No. 123R on July 1, 2005, using the modified prospective approach. Under the modified prospective method, the fair value recognition provisions apply only to new awards or awards modified after July 1, 2005. Additionally, the fair value of existing unvested awards at the date of adoption is recorded in compensation expense over the remaining requisite service period. Prior to the adoption of SFAS No. 123R, the Company recognized stock award forfeitures as they occurred. In accordance with SFAS No. 123R, ARRIS has changed its accounting policy as of July 1, 2005 from the actual forfeiture method to an estimate of expected forfeitures in calculating compensation expense. The cumulative effect of this change in accounting principle was immaterial.
      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets  — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.The standard requires that nonmonetary asset exchanges should be recorded and measured at the fair value of the assets exchanged, with certain exceptions. Productive assets must be accounted for at fair value, rather than at carryover basis, unless neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or the transactions lack commercial substance. SFAS No. 153 states that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective on January 1, 2006. ARRIS does not expect the adoption of SFAS No. 153 to have a material impact on its results of operations.
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs — An Amendment of ARB No. 43, Chapter 4. SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs, and waste material be recognized as current period expense. Further, the standard requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective on January 1, 2006. ARRIS does not expect the adoption of SFAS No. 151 to have a material impact on its results of operations.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Information regarding the changes in ARRIS’ aggregate product warranty liabilities for the year ending December 31, 2005 and 2004 was as follows (in thousands):

	2005	2004

January 1,	$5,453	$4,633
Accruals related to warranties (including changes in estimates)	6,881	5,343
Settlements made (in cash or in kind)	(3,855)	(4,523)

Balance at December 31,	$8,479	$5,453

Note 5. Business Acquisitions

Acquisition of cXm Broadband
      On April 1, 2005, the Company acquired the remaining 75% of the membership interest of cXm Broadband L.L.C., an entity that was accounted for under the equity method of accounting from January 31, 2005 through March 31, 2005, as ARRIS held a 25% ownership stake in the company. ARRIS decided to acquire the remaining membership interest in order to expand its existing Broadband product portfolio and to penetrate the Korean market for high-speed data access into multi-dwelling units. ARRIS acquired the remaining ownership percentage from the other shareholder for cash and the assumption of certain liabilities of $0.2 million. The allocated purchase price also includes the Company’s existing $1.3 million equity investment in the L.L.C.
      The following is a summary of the purchase price allocation to record our purchase of the net assets of cXm Broadband and is based upon an independent valuation of the assets. The purchase price was equal to the net tangible and intangible assets acquired (in thousands):

Cash paid to other shareholder	$67
Acquisition costs	22
Equity investment balance	1,325
Assumption of certain liabilities of cXm Broadband	76

Adjusted purchase price	$1,490

Allocation of purchase price:
Net tangible assets acquired	$799
Existing technology and customer value (to be amortized over 3 years)	691

Total allocated purchase price	$1,490

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

Acquisition of Certain Assets of Atoga Systems
      On March 21, 2003, ARRIS purchased certain assets of Atoga Systems, a Fremont, California-based developer of optical transport systems for metropolitan area networks. The Company decided to undertake this transaction to expand its existing Broadband product portfolio. Under the terms of the agreement, ARRIS obtained certain inventory, fixed assets, and existing technology in exchange for approximately $0.4 million of cash and the assumption of certain lease obligations. Further, the Company retained 28 employees and issued a total of 500,000 shares of restricted stock to those employees. The value of the restricted stock was recognized as compensation expense over the related vesting period.
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
      During 2005, a decrease in expected future cash flows related to the Atoga product line indicated that the long-lived assets associated with these products may be impaired. As a result, ARRIS analyzed the fair value of those assets, using the expected cash flow approach, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The resulting analysis indicated that the remaining intangibles of $0.2 million and fixed assets of $0.1 million were fully impaired and a charge of approximately $0.3 million was recorded in the first quarter 2005.
      The following is a summary of the purchase price allocation to record ARRIS’ purchase price of the assets and certain liabilities of Atoga Systems (in thousands):

Cash paid to Atoga Systems	$434
Acquisition costs	106
Assumption of certain liabilities of Atoga Systems	1,162

Adjusted purchase price	$1,702

Allocation of purchase price:
Net tangible assets acquired	$1,013
Existing technology (to be amortized over 3 years)	689

Total allocated purchase price	$1,702

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Discontinued Operations
      During 2004, the Company recognized a partial recovery with respect to inventory previously written off associated with an Argentinean customer. Of the total gain of $0.9 million, approximately $0.3 million related to operations discontinued in prior years. Also during 2004, the Company recorded income from discontinued operations of $0.8 million with respect to these prior operations as a result of changes in estimates related to real estate, vendor liabilities, and other accruals. During 2005, the Company recorded income of $0.2 million related to its reserves for discontinued operations. These adjustments were the result of the resolution of various vendor liabilities and other costs. As of December 31, 2005, the balance of the accrual was approximately $24 thousand that relates to severance and other miscellaneous costs. The remaining payments are expected to be made in 2006.

Note 7.	Business Divestiture — Electronic System Products (“ESP”)
      On August 18, 2003, ARRIS sold its engineering consulting services product line, known as ESP, to an unrelated third party. The agreement involved the transfer of net assets of approximately $1.3 million, which included accounts receivable, fixed assets, an investment, and other assets attributable to the product line. Further, the transaction provided for the transfer of approximately 30 employees. Additionally, the Company incurred approximately $0.1 million of related closure costs, primarily legal and professional fees associated with the closing. ARRIS recognized a loss on the sale of approximately $1.4 million during the third quarter 2003. The ESP product line contributed revenue of approximately $1.3 million during the twelve-month period ended December 31, 2003 (approximately 7 months of operations).

Note 8.	Restructuring and Impairment Charges
      The Company’s restructuring activities, are accounted for in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities.
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
      During the first quarter of 2004, ARRIS consolidated two facilities in Georgia, giving the Company the ability to house many of its core technology, marketing, and corporate headquarter functions in a single building. This consolidation resulted in a restructuring charge of $6.2 million in the first quarter of 2004 related to lease commitments and the write-off of leasehold improvements and other fixed assets. During 2005 and 2004, the Company increased its accrual by $0.7 million and $0.2 million, respectively as a result of changes in estimates. As of December 31, 2005, approximately $3.1 million related to the lease commitments remained in the restructuring accrual to be paid. ARRIS expects the remaining payments to be made by the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
second quarter of 2009 (end of lease). Below is a table which summarizes the activity in the restructuring reserve (in millions):

	Writedown of
	Leasehold	Lease
	Improvements	Commitments	Total

Balance as of December 31, 2003	$—	$—	$—
2004 Provision	1.1	5.1	6.2
Non-cash expense	(1.1)	—	(1.1)
2004 payments	—	(1.2)	(1.2)
Adjustments to accrual	—	0.2	0.2

Balance as of December 31, 2004	—	4.1	4.1
2005 payments	—	(1.7)	(1.7)
Adjustments to accrual	—	0.7	0.7

Balance as of December 31, 2005	$—	$3.1	$3.1

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

	Lease	Employee	Other
	Commitments	Severance	Costs	Total

Balance as of December 31, 2002	$2.2	$2.1	$0.5	$4.8
2003 payments	(1.2)	(1.9)	—	(3.1)
Adjustments to accrual	—	(0.2)	(0.5)	(0.7)

Balance as of December 31, 2003	1.0	—	—	1.0
2004 payments	(0.7)	—	—	(0.7)

Balance as of December 31, 2004	0.3	—	—	0.3
2005 payments	(0.4)	—	—	(0.4)
2005 adjustments to accrual	0.1	—	—	0.1

Balance as of December 31, 2005	$—	$—	$—	$—

      In the third quarter of 2001, the Company announced a restructuring plan to outsource the functions of most of its manufacturing facilities. This decision to reorganize was due in part to the ongoing weakness in industry spending patterns. Also during the third quarter of 2001, the Company reserved for lease commitments related to an excess facility in Atlanta. As a result of market conditions at that time, ARRIS had downsized and the facility was vacant. As of December 31, 2005, the remaining $0.4 million balance in the restructuring reserve related to lease terminations and other shutdown costs. The remaining costs are

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
expected to be expended by the end of 2006 (end of lease). Below is a table that summarizes the activity in the accrual account (in millions):

	Lease
	Commitments
	& Other Costs	Employee Severance	Total

Balance as of December 31, 2002	$2.0	$0.8	$2.8
2003 payments	(2.5)	(0.5)	(3.0)
2003 adjustments to accrual	5.0	(0.2)	4.8

Balance as of December 31, 2003	4.5	0.1	4.6
2004 payments	(3.1)	—	(3.1)
2004 adjustments to accrual	0.1	(0.1)	—

Balance as of December 31, 2004	1.5	—	1.5
2005 payments	(1.0)	—	(1.0)
2005 adjustments to accrual	(0.1)	—	(0.1)

Balance as of December 31, 2005	$0.4	$—	$0.4

Note 9. Inventories
      Inventories are stated at the lower of average, approximating first-in, first-out, cost or market. The components of inventory are as follows, net of reserves (in thousands):

	December 31,

	2005	2004

Raw material	$788	$1,456
Finished goods	113,121	91,180

Total inventories	$113,909	$92,636

Note 10. Property, Plant and Equipment
      Property, plant and equipment, at cost, consisted of the following (in thousands):

	December 31,

	2005	2004

Land	$1,822	$1,822
Buildings and leasehold improvements	11,126	11,828
Machinery and equipment	81,918	74,621

	94,866	88,271
Less: Accumulated depreciation	(69,309)	(61,146)

Total property, plant and equipment, net	$25,557	$27,125

Note 11. Goodwill and Intangible Assets
      The Company’s goodwill are reviewed annually for impairment or more frequently if impairment indicators arise. The annual valuation is performed during the fourth quarter of each year and is based upon management’s analysis including an independent valuation. Separable intangible assets that are not deemed to have an indefinite life are amortized over their useful lives. Each of the Company’s intangible assets has an amortization period of three years.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s goodwill is reviewed on an annual basis. The review is based upon management’s analysis including an independent valuation. The annual valuation was performed during the fourth quarters of 2003, 2004, and 2005 and no impairment was indicated. The carrying amount of goodwill for the both years ended December 31, 2005 and 2004 was $150.6 million.
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
      The gross carrying amount and accumulated amortization of the Company’s intangible assets, other than goodwill, as of December 31, 2005 and December 31, 2004 are as follows (in thousands):

	December 31, 2005			December 31, 2004

	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Existing technology acquired:
Arris Interactive L.L.C	$51,500	$(51,500)	$—	$51,500	$(51,500)	$—
Cadant, Inc.	53,000	(53,000)	—	53,000	(52,661)	339
Atoga Systems	—	—	—	689	(401)	288
Com21	1,929	(1,527)	402	1,929	(884)	1,045
cXm Broadband	691	(173)	518	—	—	—

Total	$107,120	$(106,200)	$920	$107,118	$(105,446)	$1,672

      Amortization expense recorded on the intangible assets listed in the above table for the years ended December 31, 2005, 2004, and 2003 was $1.2 million, $28.7 million, and $35.2 million, respectively. The estimated total amortization expense for each of the next five fiscal years is as follows (in thousands):

2006	$632
2007	$230
2008	$58
2009	$—
2010	$—

Note 12.	Long-Term Obligations
      Long term obligations consist of the following (in thousands):

	December 31,

	2005	2004

Other long-term liabilities	$18,230	$16,781
4 1/2% convertible subordinated notes due 2008	—	75,000

Total debt, membership interest, and other liabilities	$18,230	$91,781

      On March 18, 2003, the Company issued $125.0 million of 4 1/2% convertible subordinated notes due 2008 (“Notes”). The Notes were convertible, at the option of the holder, at any time prior to maturity, into the Company’s common stock at a conversion price of $5.00 per share, subject to adjustment. In February 2004, the Company called $50.0 million of the Notes for redemption, and the holders of the called Notes elected to convert those Notes into an aggregate of 10.0 million shares of common stock rather than have the Notes redeemed. The Company also made a make-whole interest payment of approximately 0.5 million common

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
shares, resulting in a charge of $4.4 million during the first quarter of 2004. In May 2005, the Company called the remaining $75.0 million of the Notes for redemption, and the holders of the Notes elected to convert the notes into 15.0 million shares of common stock rather than have the Notes redeemed. The Company made a make-whole interest payment of approximately 0.3 million shares, resulting in a charge of $2.4 million during the second quarter 2005. As of December 31, 2005, the Notes have been fully converted and the Company has no long-term debt.
      As of December 31, 2005 and December 31, 2004, the Company had approximately $6.1 million and $4.0 million, respectively, outstanding under letters of credit, which are cash collateralized and classified as restricted cash on the Consolidated Balance Sheets.
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
      As of December 31, 2005, the Company had approximately $18.2 million of other long-term liabilities, which included $12.6 million related to its accrued pension, $3.2 million related to its deferred compensation obligations, $2.3 million related to landlord funded leasehold improvements, and $0.1 million related to security deposits received. As of December 31, 2004, the Company had approximately $16.8 million of other long-term liabilities, which included $10.9 million related to its accrued pension, $3.0 million related to its deferred compensation obligations, $2.8 million related to landlord funded leasehold improvements, and $0.1 million related to security deposits received.
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
Note 13. Common Stock
      The following shares of Common Stock have been reserved for future issuance:

	December 31,

	2005	2004	2003

Convertible subordinated notes	—	15,000,000	25,000,000
Stock options, stock units, and restricted stock	15,242,459	17,393,845	15,080,470
Employee stock purchase plan	684,121	865,994	1,049,312
Liberty Media options	84,927	302,076	854,341

Total	16,011,507	33,561,915	41,984,123

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Earnings Per Share
      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods indicated (in thousands except per share data):

	For the Years Ended December 31,

	2005	2004	2003

Basic:
Income (loss) from continuing operations	$51,275	$(30,510)	$(47,664)
Income (loss) from discontinued operations	208	2,114	351

Net income (loss)	$51,483	$(28,396)	$(47,313)

Weighted average shares outstanding	96,581	85,283	76,839
Basic earnings (loss) per share	$0.53	$(0.33)	$(0.62)

Diluted:
Income (loss) from continuing operations	$51,275	$(30,510)	$(47,664)
Income (loss) from discontinued operations	208	2,114	351

Net income (loss)	$51,483	$(28,396)	$(47,313)

Weighted average shares outstanding	96,581	85,283	76,839
Net effect of dilutive stock options	1,683	—	—

Total	98,264	85,283	76,839

Diluted earnings (loss) per share	$0.52	$(0.33)	$(0.62)

      The 4 1/2% convertible subordinated notes due 2003 and due 2008 were antidilutive for all periods presented. The effects of the options and warrants were not presented for all periods as the Company incurred net losses during those periods and inclusion of these securities would be antidilutive.

Note 15.	Income Taxes
      Income tax expense (benefit) consisted of the following (in thousands):

	Years Ended December 31,

	2005	2004	2003

Current — Federal	$885	$—	$—
State	(163)	—	—
Foreign	(209)	108	—

	513	108	—

Deferred — Federal	—	—	—
State	—	—	—
Foreign	—	—	—

	—	—	—

	$513	$108	$—

      For the year ended December 31, 2005, ARRIS is subject to the alternative minimum tax (“AMT”). For 2005, ARRIS has recorded a current federal AMT provision of $885,000. Although ARRIS has AMT net operating loss carryforwards in excess of its AMT tax base, the U.S. federal income tax law limits the amount of the current utilization of AMT NOL carryovers to 90% of the AMT tax base. The payment of AMT,

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
however, results in an AMT credit that may be carried forward to offset ARRIS regular income tax liability when and if ARRIS is subject to the regular income tax in the future. ARRIS has recorded a full valuation allowance against its AMT credit carryforward.
      For 2005 the Company recorded a current state income tax benefit related to state income tax refunds received in excess of anticipated amounts. The Company also recorded a foreign income tax provision of approximately $139 thousand that is reduced by a benefit of $348 thousand from the release of reserves related to foreign jurisdiction tax audits that were settled during the year.
      A reconciliation of the Statutory Federal tax rate of 35% and the effective rates is as follows:

	Years Ended December 31,

	2005	2004	2003

Statutory federal income tax expense (benefit)	35.0%	(35.0)%	(35.0)%
Effects of:
State income taxes, net of federal benefit	1.7%	(3.3)%	(3.3)%
Differences between U.S. and foreign income tax rates	(0.3)%	0.4%	0.0%
Meals and entertainment	0.4%	0.8%	0.5%
Increase in valuation allowance	0.0%	37.5%	59.0%
Utilization of net operating loss carryforwards	(36.3)%	0.0%	0.0%
Gain on debt retirement	0.0%	0.0%	(21.1)%
Other, net	0.5%	0.0%	(0.1)%

	1.0%	0.4%	0.0%

      Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of ARRIS’ net deferred tax assets (liabilities) were as follows (in thousands):

	December 31,

	2005	2004

Current deferred tax assets:
Inventory costs	$5,487	$8,162
Current portion net operating loss carryforwards	27,226	—
Merger, disposal, and restructuring related reserves	447	1,348
Allowance for uncollectible accounts	669	943
Other, principally operating expenses	17,703	15,661

Total current deferred tax assets	51,532	26,114

Non-current deferred tax assets:
Federal/state net operating loss carryforwards	18,208	56,509
Federal capital loss carryforwards	5,671	5,316
Foreign net operating loss carryforwards	2,184	5,191
Federal AMT Credit	885	—
Pension and deferred compensation	5,902	5,344
Goodwill	1,047	1,334
Plant and equipment, depreciation and basis differences	2,114	2,763

Total long-term deferred tax assets	36,011	76,457

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2005	2004

Non-current deferred tax liabilities:
Purchased technology	$(341)	$(638)

Total long-term deferred tax liabilities	(341)	(638)

Net deferred tax assets	87,202	101,933
Valuation allowance on deferred tax assets	(87,202)	(101,933)

Net deferred tax assets	$—	$—

      ARRIS established a valuation allowance in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. The Company continually reviews the adequacy of the valuation allowance and recognizes the benefits of deferred tax assets only as reassessment indicates that it is more likely than not that the deferred tax assets will be realized. ARRIS generated taxable income for the first time in several years in 2005. If this trend of profitability continues, it is possible that ARRIS may reverse the valuation allowance recorded on its net deferred tax assets.
      As of December 31, 2005, ARRIS had U.S. federal net operating loss carryovers of approximately $114.3 that will expire over various years ranging from 2008-2024. As of December 31, 2005 ARRIS also has state NOL’s in all states where it files a state income tax return available to offset future taxable income. The amounts available vary by state due to the apportionment of the Company’s income and the expiration of these NOL’s follow the applicable state law. A foreign NOL of $18.2 million relates to ARRIS’ Irish subsidiary and has an indefinite life. Given the close operating relationship between the Irish subsidiary and the Company as a whole, ARRIS has recorded a full valuation allowance on this NOL notwithstanding its indefinite life.
      As of December 31, 2005 the federal net operating loss carryforward includes $26.1 million related to the exercise of employee stock options and restricted stock. Any benefit resulting from the utilization of this portion of the net operating loss carryforward will be credited directly to additional paid in capital to the extent expense was not recorded in book income.
      ARRIS’ ability to use federal and state net operating loss carryforwards to reduce future taxable income is subject to restrictions attributable to equity transactions that resulted in a change of ownership during its 2001 and 2004 tax years as defined in Internal Revenue Code Section 382. ARRIS does not expect that the limitations placed on its NOL’s as a result of these changes in ownership will result in the expiration of its NOL carryforwards. However, future equity transactions could limit the utilization of its existing NOLs.
      As of December 31, 2005 the Company had U.S. capital loss carryforwards of approximately $15.2 million that expire from 2007 through 2010.
      ARRIS intends to indefinitely reinvest the undistributed earnings of its foreign subsidiaries. Accordingly, no deferred taxes have been recorded for the difference between its financial and tax basis investment in its foreign subsidiaries. If these earnings were distributed to the U.S. in the form of dividends, or otherwise, ARRIS would have additional U.S. taxable income and, depending on the company’s tax posture in the year of repatriation, may have to pay additional U.S. income taxes. Withholding taxes may also apply to the repatriated earnings. Determination of the amount of unrecognized income tax liability related to these permanently reinvested and undistributed foreign subsidiary earnings is currently not practicable.

Note 16.	Commitments
      ARRIS leases office, distribution, and warehouse facilities as well as equipment under long-term leases expiring at various dates through 2023. Included in these operating leases are certain amounts related to restructuring activities; these lease payments and related sublease income are included in restructuring

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
accruals on the consolidated balance sheets. Future minimum operating lease payments under non-cancelable leases at December 31, 2005 were as follows (in thousands):

Operating Leases

2006	$6,918
2007	5,822
2008	4,872
2009	3,666
2010	2,983
Thereafter	7,608
Less sublease income	(939)

Total minimum lease payments	$30,930

      Total rental expense for all operating leases amounted to approximately $5.7 million, $7.3 million and $8.9 million for the years ended December 31, 2005, 2004 and 2003, respectively.
      As of December 31, 2005, the Company had approximately $6.1 million outstanding under letters of credit which were cash collateralized. The cash collateral is held in the form of restricted cash. Additionally, the Company had contractual obligations of approximately $122.7 million under agreements with non-cancelable terms to purchases goods or services over the next year. All contractual obligations outstanding at the end of prior years were satisfied within a 12 month period, and the obligations outstanding as of December 31, 2005 are expected to be satisfied in 2006.

Note 17.	Stock-Based Compensation
      ARRIS grants stock options under its 2004 Stock Incentive Plan (“2004 SIP”) and issues stock purchase rights under its Employee Stock Purchase Plan (“ESPP”). Upon approval of the 2004 SIP by stockholders on May 26, 2004, all shares available for grant under the 2002 Stock Incentive Plan (“2002 SIP”) and the 2001 Stock Incentive Plan (“2001 SIP”) were cancelled. However, those shares subject to outstanding stock awards issued under the 2002 SIP and the 2001 SIP that are forfeited, cancelled, or expire unexercised; shares tendered (either actually or through attestation) to pay the option exercise price of such outstanding awards; and shares withheld for the payment of withholding taxes associated with such outstanding awards return to the share reserve of the 2002 SIP and 2001 SIP and shall be available again for issuance under those plans. All options outstanding as of May 26, 2004 under the 2002 SIP and 2001 SIP remained exercisable. These plans are described below.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      In connection with the Company’s reorganization on August 3, 2001, the Company froze additional grants under other prior plans, which were the 2000 Stock Incentive Plan (“2000 SIP”), the 2000 Mid-Level Stock Option Plan (“MIP”), the 1997 Stock Incentive Plan (“SIP”), the 1993 Employee Stock Incentive Plan (“ESIP”), the Director Stock Option Plan (“DSOP”), and the TSX Long-Term Incentive Plan (“LTIP”). All options granted under the previous plans are still exercisable. The Board of Directors approved the prior plans to facilitate the retention and continued motivation of key employees, consultants and directors, and to align more closely their interests with those of the Company and its stockholders. Awards under these plans were in the form of incentive stock options, non-qualified stock options, stock grants, stock units, restricted stock, stock appreciation rights, performance shares and units, dividend equivalent rights and reload options. A total of 2,500,000 shares of the Company’s common stock were originally reserved for issuance under this plan. Options granted under this plan vest in fourths on the anniversary date of the grant beginning with the first anniversary and terminate ten years from the date of grant. Vesting requirements for issuance under the prior plans varied, as did the related date of termination.
      In connection with ARRIS’ acquisition of TSX in 1997, each option to purchase TSX common stock under the LTIP was converted to a fully vested option to purchase ARRIS common stock. A total of 883,900 shares of ARRIS common stock were allocated to this plan. The options under the LTIP terminate ten years from the original grant date.

Adoption of SFAS No. 123R, Share-Based Payment
      The Company elected to early adopt the fair value recognition provisions of SFAS No. 123R on July 1, 2005, using the modified prospective approach. Prior to the adoption date, ARRIS used the intrinsic value method for valuing its awards of stock options and restricted stock and recorded the related compensation expense, if any, in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. With the exception of variable stock option expense discussed below, no other stock-based employee or director compensation cost for stock options was reflected in net income (loss) prior to July 1, 2005, as all options granted had exercise prices equal to the market value of the underlying common stock on the date of grant. The Company records compensation expense related to its restricted stock awards and director stock units. The effect on net income of adopting SFAS No. 123R was additional stock compensation expense of approximately $3.3 million in 2005.
      Prior to the adoption of SFAS No. 123R, ARRIS accounted for stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees and related

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
interpretations. The following table illustrates the pro forma effect on the three years ended December 31, 2005 had the Company applied the provisions of SFAS No. 123 in those periods (in thousands, except per share data):

	2005		2004	2003

Net income (loss), as reported	$51,483		$(28,396)	$(47,313)
Add: Stock-based compensation included in reported net income, net of taxes	6,914		2,826	3,370
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of taxes	(16,811	)*	(13,547)	(21,513)

Net income (loss), pro forma	$41,586		$(39,117)	$(65,456)

Net income (loss) per common share:
Basic — as reported	$0.53		$(0.33)	$(0.62)

Basic — pro forma	$0.43		$(0.46)	$(0.85)

Diluted — as reported	$0.52		$(0.33)	$(0.62)

Diluted — pro forma	$0.42		$(0.46)	$(0.85)

      * Includes approximately $5.7 million of expense related to the acceleration of “out-of-the-money” options in the second quarter of 2005.

Stock Options
      ARRIS grants stock options to certain employees. Stock options generally vest over three or four years of service and have either seven or ten year contractual terms. The exercise price of an option is equal to the fair market value of ARRIS’ stock on the date of grant. Prior to the adoption of SFAS No. 123R, ARRIS used the Black-Scholes option valuation model to estimate the fair value of an option on the date of grant. Upon adoption of SFAS No. 123R, ARRIS elected to continue to use the Black-Scholes model; however, it engaged an independent third party to assist the Company in determining the Black-Scholes weighted average inputs utilized in the valuation of options granted subsequent to July 1, 2005. Prior to the adoption of SFAS No. 123R, the Company estimated the expected volatility exclusively on historical stock prices of ARRIS common stock over a period of time. Under SFAS No. 123R, the volatility factors are based upon a combination of historical volatility over a period of time and estimates of implied volatility based on traded option contracts on ARRIS common stock. The change in estimating volatility was made because the Company felt that the inclusion of the implied volatility factor was a more accurate estimate of the stock’s future performance. The expected term of the awards granted are based upon a weighted average life of exercise activity of the grantee population. The risk-free interest rate is based upon the U.S. treasury strip yield at the grant date, using a remaining term equal to the expected life. The expected dividend yield is 0%, as the Company has not paid cash dividends on its common stock since its inception. In calculating the stock compensation expense, ARRIS applies an estimated post-vesting forfeiture rate based upon historical rates.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In 2003, the Company offered to all eligible employees the opportunity to exchange certain outstanding stock options for restricted shares of ARRIS common stock. The Company’s Board of Directors and its eight most highly compensated executive officers during 2002 were not eligible to participate in the offer. Employees tendered approximately 76% of the options eligible to be exchanged under the program and ARRIS cancelled options to purchase approximately 4.7 million shares of common stock and granted approximately 1.5 million restricted shares in exchange. The Company recorded a fixed compensation expense equal to the fair market value of the shares of restricted stock granted through the offer; this cost is being amortized over the four-year vesting period for the restricted shares. Prior to the adoption of SFAS No. 123R, all eligible options that were not tendered for exchange were subject to variable accounting. The variable accounting charge fluctuated in accordance with the market price of the ARRIS common stock at the end of each accounting period until such stock options were exercised, forfeited, or expire unexercised. In accordance with SFAS No. 123R, an equity award that previously was accounted for as a variable award under APB No. 25 should no longer be accounted for as a variable award. As of July 1, 2005, the grant-date fair value is used to recognize compensation cost for these options.
      A summary of activity of ARRIS’ options granted under its stock incentive plans is presented below:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Remaining	Value
	Options	Exercise Price	Contractual Term	(in thousands)

Beginning balance, January 1, 2005	9,925,403	$8.48
Grants	1,036,774	$6.64
Exercised	(2,081,515)	$4.81
Forfeited	(178,080)	$6.42
Expired	(188,714)	$12.83

Ending balance, December 31, 2005	8,513,868	$9.10	6.39	$18,089

Exercisable at December 31, 2005	5,942,022	$10.22	6.16	$10,254

      The weighted average assumptions used in this model to value ARRIS’ stock options were as follows: risk-free interest rates of 3.8%, 3.7% and 3.4%, respectively; a dividend yield of 0%; volatility factor of the expected market price of ARRIS’ common stock of 0.92, 0.99 and 1.02, respectively; and a weighted average expected life of 4.9 years, 5 years, and 5 years, respectively. The weighted average grant-date fair value of options granted during 2005, 2004, and 2003 were $4.70, $5.83, and $3.69, respectively. The total intrinsic value of options exercised during 2005, 2004, and 2003 was approximately $11.3 million, $2.3 million and $0.1 million, respectively.

Restricted Stock (Non-Performance) and Stock Units
      ARRIS grants restricted stock and stock units to certain employees and its non-employee directors. The Company records a fixed compensation expense equal to the fair market value of the shares of restricted stock granted on a straight-line basis over the requisite services period for the restricted shares. Prior to the adoption of SFAS 123R, ARRIS used the actual method of recording forfeitures. Upon adoption of SFAS 123R, the Company applies an estimated post-vesting forfeiture rate based upon historical rates.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes ARRIS’ unvested restricted stock (excluding performance-related) and stock unit transactions during the year ending December 31, 2005:

		Weighted Average
		Grant Date
	Shares	Fair Value

Unvested at January 1, 2005	1,026,963	$5.20
Granted	428,998	$6.68
Vested	(386,048)	$5.54
Forfeited	(53,128)	$5.46

Unvested at December 31, 2005	1,016,785	$5.69

      The total intrinsic value of restricted shares vested during 2005, 2004 and 2003 was $3.9 million, $4.4 million and $2.1 million, respectively.

Performance-Related Restricted Shares
      ARRIS grants to certain employees restricted shares, in which the number of shares is dependent upon performance conditions. The number of shares which could potentially be issued ranges from zero to 150% of the target award. Compensation expense is recognized using the graded method and is based upon the fair market value of the shares estimated to be earned. The fair value of the restricted shares is estimated on the date of grant using the same valuation model as that used for stock options and other restricted shares. As of December 31, 2005, ARRIS had recognized compensation expense based upon the achievement of 150% of the target award as the Company’s performance had reached the level necessary for the maximum award. If these goals had not been attained, any recognized compensation cost would have been reversed.
      In certain circumstances under its stock-based compensation plans, ARRIS allows for the vesting of employee awards to accelerate upon retirement or to continue to vest post-employment. Prior to the adoption of SFAS No. 123R, the Company recognized the related compensation expense over the explicit service period. ARRIS will continue this practice for awards granted prior to July 1, 2005. For awards granted subsequent to the adoption date of SFAS No. 123R, the fair value of the award will be expensed over the employee’s minimum service period rather than over the explicit vesting period.
      The following table summarizes ARRIS’ unvested performance-related restricted stock transactions during the year ending December 31, 2005 (includes maximum achievement of performance goals):

		Weighted Average
		Grant Date
	Shares	Fair Value

Unvested at January 1, 2005	—	—
Granted	301,955	$6.44
Vested	—	—
Forfeited	—	—

Unvested at December 31, 2005	301,955	$6.44

Employee Stock Purchase Plan (“ESPP”)
      ARRIS offers an ESPP to certain employees. The plan complies with Section 423 of the U.S. Internal Revenue Code, which provides that employees will not be immediately taxed on the difference between the market price of the stock and a discounted purchase price if it meets certain requirements. Participants can request that up to 10% of their base compensation be applied toward the purchase of ARRIS common stock under ARRIS’ ESPP. Purchases by any one participant are limited to $25,000 (based upon the fair market value) in any one year. The exercise price is the lower of 85% of the fair market value of the ARRIS common

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
stock on either the first day of the purchase period or the last day of the purchase period. A plan provision which allows for the more favorable of two exercise prices is commonly referred to as a “look-back” feature. Under APB Opinion No. 25, Accounting for Stock Issued to Employees, the ESPP was deemed noncompensatory, and therefore, no compensation expense was recognized. However, SFAS No. 123R narrows the noncompensatory exception significantly; any discount offered in excess of five percent generally will be considered compensatory and appropriately recognized as compensation expense. Additionally, any ESPP offering a look-back feature is considered compensatory. ARRIS uses the Black-Scholes option valuation model to value to shares issued under the ESPP. The valuation is comprised of two components; the 15% discount of a share of common stock and 85% of a six month option held (related to the look-back feature). The weighted average assumptions used to estimate the fair value of purchase rights granted under the ESPP for 2005, 2004, and 2003 were as follows: risk-free interest rates of 3.7%, 1.60% and 1.09% respectively; a dividend yield of 0%; volatility factor of the expected market price of ARRIS’ common stock of 0.43, 0.99 and 0.90, respectively; and a weighted average expected life of 0.5 year for each. Upon adoption of SFAS No. 123R, Share-Based Payment, the Company recorded stock compensation expense of approximately $0.2 million related to the ESPP for the second half of 2005.

Unrecognized Compensation Cost
      As of December 31, 2005, there was approximately $12.4 million of total unrecognized compensation cost related to unvested share-based awards granted under the Company’s incentive plans. This compensation cost is expected to be recognized over a weighted-average period of 2.1 years.

Note 18.	Employee Benefit Plans
      The Company sponsors two non-contributory defined benefit pension plans that cover the Company’s U.S. employees. As of January 1, 2000, the Company froze the defined pension plan benefits for 569 participants. These participants elected to enroll in ARRIS’ enhanced 401(k) plan. Due to the cessation of plan accruals for such a large group of participants, a curtailment was considered to have occurred and the Company accounted for this in accordance with SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. The Company recognized expense (income) related to supplemental pension benefits of $0.0 million, $0.0 million, and $(0.9) million for the years ended December 31, 2005, 2004, and 2003, respectively.
      The U.S. pension plan benefit formulas generally provide for payments to retired employees based upon their length of service and compensation as defined in the plans. ARRIS’ investment policy is to fund the plans as required by the Employee Retirement Income Security Act of 1974 (“ERISA”) and to the extent that such contributions are tax deductible. For 2005, the plan assets were comprised of approximately 70%, 28%, and 2% of equity, debt securities, and money market funds, respectively. For 2004, the plan assets were comprised of approximately 65%, 31% and 4% of equity, debt securities, and money market funds respectively. In 2006, the plan will target allocations of 65% and 35% equity and debt securities. Liabilities or amounts in excess of these funding levels are accrued and reported in the consolidated balance sheet.
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
      September 30th is the measurement date used for the 2005, 2004 and 2003 reporting year.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Summary data for the non-contributory defined benefit pension plans is as follows:

	Years Ended
	December 31,

	2005	2004

	(in thousands)
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$22,659	$21,114
Service cost	458	484
Interest cost	1,413	1,177
Actuarial loss (gain)(1)	1,889	342
Benefit payments	(489)	(458)

Projected benefit obligation at end of year	$25,930	$22,659

Change in Plan Assets:
Fair value of plan assets at beginning of year	$12,103	$11,102
Actual return on plan assets	1,301	644
Company contributions	863	855
Expenses and benefits paid from plan assets	(498)	(498)

Fair value of plan assets at end of year	$13,769	$12,103

Funded Status:
Funded status of plan	$(12,160)	$(10,556)
Unrecognized actuarial loss	1,837	176
Unamortized prior service cost	2,274	2,752
Employer contributions, 9/30 — 12/31	16	15

Net amount recognized	$(8,033)	$(7,613)

(1)	The actuarial loss in 2005 includes updated assumptions for mortality rates
      Amounts recognized in the statement of financial position consist of:

	Years Ended
	December 31,

	2005	2004

	(in thousands)
Accrued benefit cost	$(12,651)	$(10,958)
Accumulated other comprehensive income	4,618	3,345

Net amount recognized	$(8,033)	$(7,613)

      The accumulated benefit obligation and the projected benefit obligation for the plans are in excess of the plan assets as follows:

	December 31,

	2005	2004

	(in thousands)
Accumulated benefit obligation	$25,521	$21,621
Projected benefit obligation	25,930	22,659
Plan assets	13,770	12,103

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Net periodic pension cost for 2005, 2004 and 2003 for pension and supplemental benefit plans includes the following components (in thousands):

	2005	2004	2003

Service cost	$458	$484	$724
Interest cost	1,413	1,177	1,338
Return on assets (expected)	(1,045)	(935)	(768)
Recognized net actuarial (gain) loss	(18)	(323)	—
Amortization of prior service cost(1)	477	558	553

Net periodic pension cost	1,285	961	1,847
Additional pension (income) expense due to curtailment	—	—	(944)

Net periodic pension cost	$1,285	$961	$903

(1)	Prior service cost is amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits under the plan.
      The weighted-average actuarial assumptions used to determine the benefit obligations for the three years presented are set forth below:

	2005	2004	2003

Assumed discount rate for non-qualified plans participants	5.50%	6.00%	6.00%
Assumed discount rate for qualified plan participants	5.75%	6.00%	6.00%
Rates of compensation increase	3.75%	5.94%	6.00%
      The weighted-average actuarial assumptions used to determine the net periodic benefit costs are set forth below:

	2005	2004	2003

Assumed discount rate for non-qualified plans participants	6.00%	6.00%	6.75%
Assumed discount rate for qualified plan participants	6.00%	6.00%	6.50%
Rates of compensation increase	5.94%	5.94%	6.00%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%
      The expected long-term rate of return on assets is derived using the building block approach which includes assumptions for the long term inflation rate, real return, and equity risk premiums.
      No minimum funding contributions are required in 2006 for the plan, however, the Company may make a voluntary contribution.
      As of December 31, 2005, the expected benefit payments related to the Company’s defined benefit pension plans during the next ten years are as follows (in thousands):

2006	$509
2007	597
2008	742
2009	804
2010	1,195
2011-2015	7,724
      Additionally, ARRIS has established defined contribution plans pursuant to the Internal Revenue Code Section 401(a) that cover all eligible U.S. employees. ARRIS contributes to these plans based upon the dollar amount of each participant’s contribution. ARRIS made matching contributions to these plans of approxi-

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
mately $0.6 million, $0.0 million and $2.8 million in 2005, 2004, and 2003, respectively. During 2004, the Company made a discretionary contribution of $1.0 million to the plan. Effective July 1, 2003, the Company temporarily suspended employer matching contributions to the plan. The Company reinstated a partial matching contribution to the plan effective January 1, 2005.

Note 19.	Sales Information
      The Company’s four largest customers (including their affiliates, as applicable) are Comcast, Cox Communications, Liberty Media International and Time-Warner Cable. Over the past year, certain customers’ beneficial ownership may have changed as a result of mergers and acquisitions. Therefore the revenue for ARRIS’ customers for prior periods has been adjusted to include the affiliates under common control. A summary of sales to these customers for 2005, 2004, and 2003 are set forth below:

	Years Ended December 31,

	2005	2004	2003

	(in millions)
Comcast and affiliates	$163.3	$126.2	$153.7
% of sales	24.0%	25.8%	35.4%
Cox Communications	$116.7	$106.3	$104.3
% of sales	17.2%	21.7%	24.0%
Liberty Media International and affiliates	$104.4	$84.9	$46.1
% of sales	15.3%	17.3%	10.6%
Time-Warner Cable and affiliates	$72.3	$32.5	$14.1
% of sales	10.6%	6.6%	3.2%
      No other customer provided more than 10% of total sales for the years ended December 31, 2005, 2004, or 2003.
      ARRIS operates globally and offers products and services that are sold to cable system operators and telecommunications providers. ARRIS’ products and services are focused in two product categories: Broadband and Supplies & Customer Premises Equipment. Consolidated revenues by principal products and services for the years ended December 31, 2005, 2004 and 2003, respectively were as follows (in thousands):

	Broadband	Supplies & CPE	Total

Years Ended:
December 31, 2005	$315,098	$365,319	$680,417
December 31, 2004	$300,198	$189,843	$490,041
December 31, 2003	$289,637	$144,349	$433,986
      ARRIS sells its products primarily in the United States. The Company’s international revenue is generated from Asia Pacific, Europe, Latin America and Canada. The Asia Pacific market primarily includes China, Hong Kong, Japan, Korea, Singapore, and Taiwan. The European market primarily includes Austria, Belgium, France, Germany, the Netherlands, Poland, Portugal, Spain, and Switzerland. The Latin American market primarily includes Argentina, Chile, Brazil, and Puerto Rico. Sales to international customers were

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
approximately 27.1%, 25.2% and 18.9% of total sales for the years ended December 31, 2005, 2004 and 2003, respectively. International sales for the years ended December 31, 2005, 2004 and 2003 were as follows:

	Years Ended December 31

	2005	2004	2003

	(in thousands)
Asia Pacific	$51,139	$48,025	$36,781
Europe	67,374	46,213	27,186
Latin America	24,979	18,205	8,052
Canada	41,100	11,175	10,091

Total	$184,592	$123,618	$82,110

      As of December 31, 2005, ARRIS held approximately $2.2 million of assets in Ireland (related to its Com21 facility), comprised of $1.3 million of cash and $0.9 million of fixed assets.
Note 20. Summary Quarterly Consolidated Financial Information (unaudited)
      The following table summarizes ARRIS’ quarterly consolidated financial information (in thousands, except share data):

	Quarters in 2005 Ended

	March 31,	June 30,	September 30,	December 31,

Net sales	$135,924	$162,201	$200,957	$181,335
Gross margin(1)	36,791	41,083	54,978	57,862
Operating income (loss)(2)	4,716	9,117	18,702	21,193
Income (loss) from continuing operations(3)	3,398	7,300	19,157	22,085
Income (loss) from discontinued operations(4)	10	76	(30)	152
Net income (loss)	$3,408	$7,289	$18,820	$21,966

Net (loss) per basic share:
Income (loss) from continuing operations	$0.04	$0.08	$0.18	$0.21
Income (loss) from discontinued operations	$—	$—	$—	$—
Net income (loss)	$0.04	$0.08	$0.18	$0.21

Net (loss) per diluted share:
Income (loss) from continuing operations	$0.04	$0.08	$0.18	$0.20
Income (loss) from discontinued operations	$—	$—	$—	$—
Net income (loss)	$0.04	$0.08	$0.18	$0.20

	Quarters in 2004 Ended

	March 31,	June 30,	September 30,	December 31,

Net sales	$111,628	$120,537	$128,409	$129,467
Gross margin(5)	36,294	40,352	35,746	33,785
Operating income (loss)(6)	(12,568)	(4,521)	(3,098)	(1,886)
Income (loss) from continuing operations(7)	(18,995)	(6,260)	(3,748)	(1,507)
Income (loss) from discontinued operations(5)(8)	339	832	42	901
Net income (loss)	$(18,656)	$(5,428)	$(3,706)	$(606)

Net (loss) per basic and diluted share:
Income (loss) from continuing operations	$(0.24)	$(0.07)	$(0.04)	$(0.02)
Income (loss) from discontinued operations	$—	$0.01	$—	$0.01
Net income (loss)	$(0.24)	$(0.06)	$(0.04)	$(0.01)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	ARRIS adopted the fair value recognition provisions of SFAS No. 123R on July 1, 2005 and began expensing stock options. Prior to the adoption date, the provisions of APB Opinion No. 25 were followed. In the periods before the third quarter of 2005, the Company recorded compensation expense related to restricted stock and options subject to variable accounting. During the first, second, third and fourth quarters of 2005, the Company recognized stock compensation expense of approximately $31 thousand, $82 thousand, $136 thousand and $125 thousand, respectively, in cost of good sold which effected gross margins.

(2)	In addition to (1) above, the following items impacted operating income (loss) during 2005:

—	During the first, second, third and fourth quarters of 2005, the Company recognized stock compensation expense of approximately $0.5 million, $1.1 million, $2.5 million and $2.5 million, respectively, which related to both Research & Development and Selling, General & Administrative.

—	During 2005, a decrease in expected future cash flows related to the Atoga product line indicated that the long-lived assets associated with these products may be impaired. As a result, we analyzed the fair value of those assets, using the expected cash flow approach, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The resulting analysis indicated that the remaining intangibles of $0.2 million and fixed assets of $0.1 million were fully impaired and a charge of approximately $0.3 million was recorded in the first quarter of 2005.

—	During the fourth quarter of 2005, the Company recorded restructuring and impairment charges of $0.9 million which predominantly relates to charges in estimates related to real estate leases associated with previous consolidation of certain facilities.

(3)	In addition to (1) and (2) above, the following items impacted income (loss) from continuing operations during 2005:

—	During the third and fourth quarter of 2005, the Company recognized (gains)/losses of approximately $(0.1) million, and $0.1 million, respectively, related to its investments and notes receivable.

(4)	In addition to (1), (2) and (3) above, the following items impacted income (loss) during 2005:

—	In the fourth quarter of 2005, the Company recorded expense (income) of ($0.2) million related to its reserves for discontinued operations. These adjustments were the result of the resolution of various vendor liabilities, taxes and other costs.

(5)	During the first quarter of 2004, the Company recognized a partial recovery with respect to inventory previously written off associated with an Argentinean customer. Of this total gain of $0.9 million, approximately $0.6 million is reflected in cost of sales, and $0.3 million is reflected in discontinued operations.

ARRIS adopted the fair value recognition provisions of SFAS No. 123R on July 1, 2005 and began expensing stock options. Prior to the adoption date, the provisions of APB 25 were followed. In the periods before the third quarter of 2005, ARRIS recorded compensation expense related to restricted stock and options subject to variable accounting. During the first, second, third and fourth quarters of 2004, the Company recognized stock compensation expense of approximately $87 thousand, $16 thousand, $31 thousand and $30 thousand, respectively, in cost of good sold which effected gross margins.

(6)	In addition to (5) above, the following items impacted operating income (loss) during 2004:

—	During the first, second, third and fourth quarters of 2004, the Company recognized stock compensation expense of approximately $1.0 million, $0.6 million, $0.5 million and $0.6 million, respectively, which related to both Research & Development and Selling, General & Administrative.

—	During the first quarter of 2004, ARRIS consolidated two facilities in Georgia, giving the Company the ability to house many of its core technology, marketing, and headquarter functions in a single

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

building. This consolidation resulted in a restructuring charge of $6.2 million in the first quarter of 2004 related to lease commitments and the write-off of leasehold improvements.

—	During the first quarter of 2004, the Company recorded severance charges of $0.5 million, which were charged to operating expenses. These charges were related to general reductions in force.

—	During the fourth quarter of 2004, the Company announced that it would close its office in Fremont, California, which previously housed Atoga Systems. The marketing and support for certain products acquired as part of the Atoga Systems acquisition were transferred to other locations. The closure resulted in a restructuring charge of $0.3 million related to lease commitments and severance charges.

—	During 2004, ARRIS evaluated the restructuring accruals related to previously closed facilities. Upon final review, the Company recorded additional restructuring charges of approximately $0.9 million, $0.1 million, and $0.1 million during the second, third, and fourth quarters, respectively, as a result of a change to the initial estimates used.

(7)	In addition to the items in (5) and (6) above, the following items impacted income (loss) from continuing operations in 2004:

—	During the first quarter 2004, the Company called $50.0 million of the Notes due 2008 for redemption, and holders of the called notes elected to convert their notes into an aggregate of 10.0 million shares of common stock, rather than have the notes redeemed. Under the indenture’s terms for redemptions prior to March 18, 2006, ARRIS made a make-whole interest payment of approximately 0.5 million common shares, resulting in a charge of $4.4 million.

—	During the first, second and third quarters of 2004, the Company recognized losses of approximately $0.9 million, $0.6 million, and $0.1 million, respectively, related to its investments and notes receivable.

(8)	During 2004, ARRIS evaluated its accruals related to costs associated with the disposal of discontinued product lines and costs associated with restructuring charges from previously closed facilities. As a result of these reviews, the Company recorded reductions to its accruals of approximately $0.8 million and $0.9 million during the second and fourth quarters of 2004, respectively, as a result of a change to the initial estimates used and the settlement of certain liabilities.

PART III

Item 10.	Directors and Executive Officers of the Registrant
      Information relating to directors and officers of ARRIS is set forth under the captions entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders and is incorporated herein by reference. Certain information concerning the executive officers of the Company is set forth in Part I of this document under the caption entitled “Executive Officers of the Company”.
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
      ARRIS’ board of directors has identified Matthew Kearney and John Petty, both members of the Audit Committee, as our audit committee financial experts, as defined by the SEC.

Item 11.	Executive Compensation
      Information regarding compensation of officers and directors of ARRIS is set forth under the captions entitled “Executive Compensation,” “Compensation of Directors,” and “Employment Contracts and Termination of Employment and Change-In-Control Arrangements” in the Proxy Statement incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners, Management and Related Stockholders Matters
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
      Information regarding principal accountant fees and services is set forth under the caption “Relationship with Independent Registered Public Accounting Firm” in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedule
(a)(1) Financial Statements
      The following Consolidated Financial Statements of ARRIS Group, Inc. and Report of Ernst & Young LLP, Independent Registered Public Accounting Firm are filed as part of this Report.

(a)(2) Financial Statement Schedules
      The following consolidated financial statement schedule of ARRIS is included in this item pursuant to paragraph (d) of Item 15:
Schedule II — Valuation and Qualifying Accounts
      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at			Balance at
	Beginning	Charge to		End of
Description	of Period	Expenses	Deductions(1)	Period

	(in thousands)
YEAR ENDED DECEMBER 31, 2005
Reserves and allowance deducted from asset accounts:
Allowance for doubtful accounts	$3,829	$(438)	$(338)	$3,729
Reserve for obsolete and excess inventory(2)	$18,832	$4,902	$8,583	$15,151
YEAR ENDED DECEMBER 31, 2004
Reserves and allowance deducted from asset accounts:
Allowance for doubtful accounts	$4,446	$(543)	$74	$3,829
Reserve for obsolete and excess inventory(2)	$19,294	$5,595	$6,057	$18,832
YEAR ENDED DECEMBER 31, 2003
Reserves and allowance deducted from asset accounts:
Allowance for doubtful accounts	$10,698	$7,906	$14,158	$4,446
Reserve for obsolete and excess inventory(2)	$14,285	$12,031	$7,022	$19,294

(1)	Represents: a) Uncollectible accounts written off, net of recoveries and write-offs, b) Net change in the sales return and allowance account, and c) Disposal of obsolete and excess inventory.

(2)	The reserve for obsolescence and excess inventory is included in inventories.

(a)(3) Exhibit List
      Each management contract or compensation plan required to be filed as an exhibit is identified by an asterisk (*).

The filings referenced for
incorporation by reference are
ARRIS (formerly known as Broadband
Exhibit			Parent, Inc.) filings
Number		Description of Exhibit	unless otherwise noted

3.1		Amended and Restated Certificate of Incorporation	Registration Statement #333-61524, Exhibit 3.1.
3.2		Certificate of Amendment to Amended and Restated Certificate of Incorporation	August 3, 2001 Form 8-A, Exhibit 3.2.
3.3		By-laws	Registration Statement #333-61524, Exhibit 3.2, filed by Broadband Parent Corporation
4.1		Form of Certificate for Common Stock	Registration Statement #333-61524, Exhibit 4.1.
4.2		Rights Agreement dated October 3, 2002	October 3, 2002 Form 8-K Exhibit 4.1
4.3		Indenture dated March 18, 2003	December 31, 2002 Form 10-K, Exhibit 4.3.
4.4		4 1/2% Notes Registration Rights Agreement dated March 18, 2003	March 31, 2003 Form 10-Q, Exhibit 10.5.
10	.1(a)*	Amended and Restated Employment Agreement with Robert J. Stanzione, dated August 6, 2001	September 30, 2001 Form 10-Q, Exhibit 10.10(c).
10	.1(b)*	Supplemental Executive Retirement Plan for Robert J. Stanzione, effective August 6, 2001	September 30, 2001 Form 10-Q, Exhibit 10.10(d).
10	.2*	Amended and Restated Employment Agreement with Lawrence A. Margolis, dated April 29, 1999	June 30, 1999 Form 10-Q, Exhibit 10.33, filed by ANTEC Corporation.
10	.3*	2001 Stock Incentive Plan	July 2, 2001 Appendix III of Proxy Statement filed as part of, Registration Statement #333-61524, filed by Broadband Parent Corporation.
10	.4*	Management Incentive Plan	July 2, 2001 Appendix IV of Proxy Statement filed as part of Registration Statement #333-61524, filed by Broadband Parent Corporation.
10.5		Solectron Manufacturing Agreement and Addendum	December 31, 2001 Form 10-K, Exhibit 10.15.
10.6		Mitsumi Agreement	December 31, 2001 Form 10-K, Exhibit 10.16.

The filings referenced for
incorporation by reference are
ARRIS (formerly known as Broadband
Exhibit			Parent, Inc.) filings
Number		Description of Exhibit	unless otherwise noted

10	.7*	Form of Employment Agreement with Ronald M. Coppock	December 31, 2001 Form 10-K, Exhibit 10.17.
10	.8*	Employment Agreement and Supplement with James D. Lakin dated August 5, 2001	December 31, 2002 Form 10-K, Exhibit 10.19.
10	.9*	Employment Agreement with David B. Potts dated August 5, 2001	December 31, 2002 Form 10-K, Exhibit 10.20.
21		Subsidiaries of the Registrant	December 31, 2003 Form 10-K, Exhibit 21.
23		Consent of Ernst & Young LLP	Filed herewith.
24		Powers of Attorney	Filed herewith.
31.1		Section 302 Certification of the Chief Executive Officer	Filed herewith.
31.2		Section 302 Certification of the Chief Financial Officer	Filed herewith.
32.1		Section 906 Certification of the Chief Executive Officer	Filed herewith.
32.2		Section 906 Certification of the Chief Financial Officer	Filed herewith.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARRIS GROUP, INC.

/s/ David B. Potts

David B. Potts
Executive Vice President, Chief Financial Officer,
Chief Accounting Officer, and
Chief Information Officer
Dated: March 15, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert J. Stanzione Robert J. Stanzione		Chief Executive Officer and Chairman of the Board of Directors	March 15, 2006

/s/ David B. Potts David B. Potts		Executive Vice President, Chief Financial Officer, Chief Accounting Officer, and Chief Information Officer	March 15, 2006

/s/ Alex B. Best* Alex B. Best		Director	March 15, 2006

/s/ Harry L. Bosco* Harry L. Bosco		Director	March 15, 2006

/s/ John Anderson Craig* John Anderson Craig		Director	March 15, 2006

/s/ Matthew B. Kearney* Matthew B. Kearney		Director	March 15, 2006

/s/ William H. Lambert* William H. Lambert		Director	March 15, 2006

/s/ John R. Petty* John R. Petty		Director	March 15, 2006

*By:	/s/ Lawrence A. Margolis Lawrence A. Margolis (as attorney in fact for each person indicated)