Form 10-Q
period 2006-03-31
ARRIS GROUP INC
filed 2006-05-10
CIK 1141107

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
For the quarter ended March 31, 2006
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
As of April 30, 2006, 106,920,664 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

ARRIS GROUP, INC.
FORM 10-Q
For the Three Months Ended March 31, 2006

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
ARRIS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$129,559	$75,286
Short-term investments, at fair value	36,250	54,250

Total cash, cash equivalents and short-term investments	165,809	129,536
Restricted cash	6,092	6,073
Accounts receivable (net of allowances for doubtful accounts of $3,692 in 2006 and $3,729 in 2005)	91,360	83,540
Other receivables	4,138	286
Inventories, net	99,673	113,909
Prepaid assets	4,094	10,945
Other current assets	3,251	4,331

Total current assets	374,417	348,620
Property, plant and equipment (net of accumulated depreciation of $71,761 in 2006 and $69,309 in 2005)	24,327	25,557
Goodwill	150,569	150,569
Intangibles (net of accumulated amortization of $106,418 in 2006 and $106,200 in 2005)	702	920
Investments	3,358	3,321
Other assets	388	416

	$553,761	$529,403

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,478	$35,920
Accrued compensation, benefits and related taxes	9,503	20,424
Accrued warranty	8,020	8,479
Other accrued liabilities	22,151	20,633

Total current liabilities	81,152	85,456
Accrued pension	12,943	12,636
Other long-term liabilities	5,618	5,594

Total liabilities	99,713	103,686
Stockholders’ equity:
Preferred stock, par value $1.00 per share, 5.0 million shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share, 320.0 million shares authorized; 106.7 million and 105.6 million shares issued and outstanding in 2006 and 2005, respectively	1,081	1,069
Capital in excess of par value	740,954	732,405
Accumulated deficit	(284,831)	(305,555)
Unrealized gain on marketable securities	1,114	1,077
Unfunded pension losses	(4,618)	(4,618)
Unrealized gain on derivatives	532	1,523
Cumulative translation adjustments	(184)	(184)

Total stockholders’ equity	454,048	425,717

	$553,761	$529,403

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited) (in thousands, except per share data and percentages)

	Three Months Ended
	March 31,
	2006	2005
Net sales	$208,344	$135,924
Cost of sales	151,837	99,133

Gross margin	56,507	36,791
Gross margin %.	27.1%	27.1%
Operating expenses:
Selling, general, and administrative expenses	21,278	16,519
Research and development expenses	15,074	14,801
Restructuring and impairment charges	328	198
Amortization of intangibles	218	557

Total operating expenses	36,898	32,075

Operating income	19,609	4,716
Other expense (income):
Interest expense	10	1,018
Loss on investments	—	75
Loss (gain) on foreign currency	(317)	935
Interest income	(1,520)	(609)
Other expense (income), net	106	51

Income from continuing operations before income taxes	21,330	3,246
Income tax expense (benefit)	628	(152)

Net income from continuing operations	20,702	3,398
Income from discontinued operations	21	10

Net income	$20,723	$3,408

Net income per common share:
Basic:
Income from continuing operations	$0.20	$0.04
Income from discontinued operations	—	—

Net income	$0.20	$0.04

Diluted:
Income from continuing operations	$0.19	$0.04
Income from discontinued operations	—	—

Net income	$0.19	$0.04

Weighted average common shares:
Basic	106,227	87,851

Diluted	109,345	90,497

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in thousands)

	Three Months Ended
	March 31,
	2006	2005
Operating activities:
Net income	$20,723	$3,408
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,618	2,727
Amortization of intangibles	218	557
Stock compensation expense	2,248	553
Excess tax benefits from stock-based compensation plans	(169)	—
Amortization of deferred finance fees	—	153
Provision for doubtful accounts	(265)	(153)
Gain related to Adelphia receivables	(475)	—
Loss on disposal of fixed assets	2	(12)
Loss on investments	—	75
Impairment of long-lived assets	—	291
Gain on discontinued product lines	(21)	(10)
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(7,555)	(8,124)
Other receivables	(3,852)	20
Inventory	14,236	16,387
Accounts payable and accrued liabilities	(3,666)	(8,833)
Other, net	7,280	(133)

Net cash provided by (used in) operating activities	31,322	6,906

Investing activities:
Purchases of property, plant and equipment	(1,389)	(1,924)
Cash proceeds from sale of property, plant and equipment	—	40
Purchases of short-term investments	—	(5,000)
Disposals of short-term investments	18,000	1,600
Purchases of equity investments	—	(259)

Net cash provided by (used in) investing activities	16,611	(5,543)

Financing activities:
Excess tax benefits from stock-based compensation plans	169	—
Proceeds from issuance of stock	6,171	111

Net cash provided by (used in) financing activities	6,340	111
Net increase (decrease) in cash and cash equivalents	54,273	1,474
Cash and cash equivalents at beginning of period	75,286	25,072

Cash and cash equivalents at end of period	$129,559	$26,546

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
The consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements for the periods shown. Additionally, certain prior period amounts have been reclassified to conform to the 2006 financial statement presentation. Interim results of operations are not necessarily indicative of results to be expected from a twelve-month period. These financial statements should be read in conjunction with the Company’s most recently audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the United States Securities and Exchange Commission (“SEC”).
Note 2. Impact of Recently Issued Accounting Standards
In June 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including, in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have an effect on the unaudited consolidated financial statements. The Company will continue to apply the requirements of SFAS No. 154 to any future accounting changes and error corrections.
In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. The standard requires that nonmonetary asset exchanges should be recorded and measured at the fair value of the assets exchanged, with certain exceptions. Productive assets must be accounted for at fair value, rather than at carryover basis, unless neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or the transactions lack commercial substance. SFAS No. 153 states that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 was effective on January 1, 2006. The adoption of SFAS No. 153 did not have an effect on the Company’s unaudited consolidated financial statements.
In November 2004, the FASB issued SFAS No. 151, Inventory Costs – An Amendment of ARB No. 43, Chapter 4. SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs, and waste material be recognized as current period expense. Further, the standard requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 was effective on January 1, 2006. The adoption of SFAS No. 151 did not have an effect on the Company’s unaudited consolidated financial statements.

Note 3. Stock-Based Compensation
The Company elected to early adopt the fair value recognition provisions of SFAS No. 123R on July 1, 2005, using the modified prospective approach. Prior to the adoption date, ARRIS used the intrinsic value method for valuing its awards of stock options and restricted stock and recorded the related compensation expense, if any, in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. With the exception of some stock options subject to variable accounting, no other stock-based employee or director compensation cost for stock options was reflected in net income (loss) prior to July 1, 2005, as all options granted had exercise prices equal to the market value of the underlying common stock on the date of grant. The Company records equity compensation expense related to its restricted stock awards and director stock units.
The following table compares the three months ended March 31, 2006 and 2005 had the Company applied the provisions of SFAS No. 123R in the first quarter of 2005:

	Three Months Ended March 31,
	2006	2005
	(in thousands, except per share data)
	(unaudited)
Net income, as reported	$20,723	$3,408
Add: Stock-based compensation included in reported net income, net of taxes	2,248	553
Deduct: Total stock-based compensation expense determined under fair value based methods for all awards, net of taxes	(2,248)	(2,693)

Net income, pro forma	$20,723	$1,268

Net income per common share:
Basic – as reported	$0.20	$0.04

Basic – pro forma	$0.20	$0.01

Diluted – as reported	$0.19	$0.04

Diluted – pro forma	$0.19	$0.01

Note 4. Pension Benefits
Components of Net Periodic Pension Benefit Cost

	Three Months Ended March 31,
	2006	2005
	(in thousands)
	(unaudited)
Service cost	$130	$151
Interest cost	369	379
Expected return on plan assets	(281)	(255)
Amortization of prior service cost	119	119
Amortization of net (gain) loss	2	17

Net periodic pension cost	$339	$411

Employer Contributions
No minimum funding contributions are required in 2006 under the Company’s defined benefit plan. However, the Company made voluntary contributions to the plan of approximately $16 thousand during each three month period ended March 31, 2006 and 2005.

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
Information regarding the changes in ARRIS’ aggregate product warranty liabilities for the three months ending March 31, 2006 was as follows (in thousands):

Balance at December 31, 2005	$8,479
Accruals related to warranties (including changes in estimates)	584
Settlements made (in cash or in kind)	(1,043)

Balance at March 31, 2006 (unaudited)	$8,020

Note 6. Restructuring and Impairment Charges
During the first quarter of 2004, ARRIS consolidated two facilities in Georgia, giving the Company the ability to house many of its core technology, marketing, and corporate headquarters functions in a single building. This consolidation resulted in a restructuring charge of $6.2 million in the first quarter of 2004 related to lease commitments and the write-off of leasehold improvements and other fixed assets. As of March 31, 2006, approximately $3.0 million related to the lease commitments remained in the restructuring accrual to be paid. ARRIS expects the remaining payments to be made by the second quarter of 2009 (end of lease).

(in millions)

Balance as of December 31, 2005	$3.1
First quarter payments	(0.3)
Adjustments to accrual	0.2

Balance as of March 31, 2006 (unaudited)	$3.0

In the third quarter of 2001, the Company announced a restructuring plan to outsource the functions of most of its manufacturing facilities. This decision to reorganize was due in part to the ongoing weakness in industry spending patterns. Also during the third quarter of 2001, the Company reserved for lease commitments related to an excess facility in Atlanta. As a result of market conditions at that time, ARRIS had downsized and the facility was vacant. As of March 31, 2006, the remaining $0.4 million balance in the restructuring reserve related to lease terminations and other shutdown costs. The remaining costs are expected to be expended by the end of 2006 (end of lease).

(in millions)

Balance as of December 31, 2005	$0.4
First quarter 2006 payments	(0.1)
First quarter 2006 adjustments to accrual	0.1

Balance as of March 31, 2006 (unaudited)	$0.4

Note 7. Inventories
The components of inventory are as follows, net of reserves (in thousands):

	March 31,	December 31,
	2006	2005
	(unaudited)
Raw material	$1,329	$788
Finished goods	98,344	113,121

Total net inventories	$99,673	$113,909

Note 8. Property, Plant and Equipment
Property, plant and equipment, at cost, consisted of the following (in thousands):

	March 31,	December 31,
	2006	2005
	(unaudited)
Land	$1,822	$1,822
Building and leasehold improvements	11,113	11,126
Machinery and equipment	83,153	81,918

	96,088	94,866
Less: Accumulated depreciation	(71,761)	(69,309)

Total property, plant and equipment, net	$24,327	$25,557

Note 9. Goodwill and Intangible Assets
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
The carrying amount of goodwill at both March 31, 2006 and December 31, 2005 was $150.6 million.
During the first quarter 2005, a decrease in expected future cash flows related to the Atoga product line indicated that the long-lived assets associated with those products may be impaired. As a result, the Company analyzed the fair value of those assets, using the expected cash flow approach, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The resulting analysis indicated that the remaining intangibles of $0.2 million were fully impaired and were written off in the first quarter 2005. There were no additional assets deemed to be impaired in 2005 or in the first quarter of 2006.

The gross carrying amount and accumulated amortization of the Company’s intangible assets, other than goodwill, as of March 31, 2006 and December 31, 2005 are as follows (in thousands ) :

	March 31, 2006 (unaudited)			December 31, 2005
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
Existing technology acquired:
Arris Interactive L.L.C.	$51,500	$(51,500)	$—	$51,500	$(51,500)	$—
Cadant, Inc.	53,000	(53,000)	—	53,000	(53,000)	—
Com21	1,929	(1,688)	241	1,929	(1,527)	402
cXm Broadband	691	(230)	461	691	(173)	518

Total	$107,120	$(106,418)	$702	$107,120	$(106,200)	$920

Amortization expense recorded on the intangible assets listed in the above table for the three months ended March 31, 2006 and 2005 was $0.2 million and $0.6 million, respectively. The estimated remaining amortization expense for the next five fiscal years is as follows (in thousands):

2006	$414
2007	$230
2008	$58
2009	$—
2010	$—
Note 10. Long-Term Obligations
As of both March 31, 2006 and December 31, 2005, the Company had approximately $6.1 million outstanding under letters of credit, which are cash collateralized and classified as restricted cash on the Consolidated Balance Sheets.
As of March 31, 2006, the Company had approximately $18.6 million of other long-term liabilities, which included $12.9 million related to its accrued pension, $3.3 million related to its deferred compensation obligations, and deferred rental expense of $2.2 million related to landlord funded leasehold improvements. As of December 31, 2005, the Company had approximately $18.2 million of other long-term liabilities, which included $12.6 million related to its accrued pension, $3.2 million related to its deferred compensation obligations, $2.3 million related to deferred rental expense for landlord funded leasehold improvements, and $0.1 million related to security deposits received.
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
Note 11. Comprehensive Income
Total comprehensive income represents the net change in stockholders’ equity during a period from sources other than transactions with stockholders. For ARRIS, the components of total comprehensive income include the unrealized gain (loss) on marketable securities, unrealized gain (loss) on derivative instruments qualifying for hedge accounting, and foreign currency translation adjustments. The components of comprehensive income for the three months ended March 31, 2006 and 2005 are as follows (in thousands):

	Three Months Ended March 31,
	(unaudited)
	2006	2005
Net income	$20,723	$3,408
Changes in the following equity accounts. Unrealized gain (loss) on marketable securities	37	36
Unrealized gain (loss) on derivative instruments	(991)	—
Translation adjustment	—	(1)

Comprehensive income	$19,769	$3,443

Note 12. Sales Information
The Company’s four largest customers (including their affiliates, as applicable) are Comcast, Cox Communications, Liberty Media International and Time-Warner Cable. Over the past year, certain customers’ beneficial ownership may have changed as a result of mergers and acquisitions. Therefore, the revenue for ARRIS’ customers for prior periods has been adjusted to include the affiliates under common control. A summary of sales to these customers for the three month periods ended March 31, 2006 and 2005 are set forth below (in thousands):

	Three Months Ended
	March 31,
	(unaudited)
	2006	2005
Comcast	$72,507	$25,390
% of sales	34.8%	18.7%

Cox Communications	$25,790	$28,786
% of sales	12.4%	21.2%

Liberty Media International	$22,542	$25,165
% of sales	10.8%	18.5%

Time–Warner Cable	$22,935	$18,338
% of sales	11.0%	13.5%
No other customer provided more than 10% of total sales for the three months ended March 31, 2006 or 2005.
The Company operates globally and offers products and services that are sold to cable system operators and telecommunications providers. The Company’s products and services are focused in two product categories: Broadband and Supplies & Customer Premises Equipment (“CPE”). Consolidated revenue by principal product and service for the three months ended March 31, 2006 and 2005 were as follows (in thousands):

	Three Months Ended
	March 31,
	(unaudited)
	2006	2005
Broadband	$85,390	$69,652
Supplies and CPE	122,954	66,272

Total sales	$208,344	$135,924

ARRIS sells its products primarily in North America. The Company’s international revenue is generated from Asia Pacific, Europe, Latin America and Canada. The Asia Pacific market primarily includes China, Hong Kong, Japan, Korea, Singapore, and Taiwan. The European market primarily includes Austria, Belgium, France, Germany, the Netherlands, Poland, Portugal, Spain, and Switzerland. The Latin American market primarily includes Argentina, Brazil, Chile, and Puerto Rico. Sales to international customers were approximately $50.9 million, or 24.4% of total sales, for the three months ended March 31, 2006. International sales during the same period in 2005 were $36.0 million, or 26.0% of total sales.
As of March 31, 2006, ARRIS held approximately $2.6 million of assets in Ireland (related to its Com21 facility), comprised of $1.7 million of cash and $0.9 million of fixed assets. As of December 31, 2005, ARRIS held approximately $2.2 million of assets in Ireland, comprised of $1.3 million of cash and $0.9 million of fixed assets.
Note 13. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the periods indicated (in thousands except per share data):

	Three Months Ended
	March 31,
	(unaudited)
	2006	2005
Basic:
Income from continuing operations	$20,702	$3,398
Income from discontinued operations	21	10

Net income	$20,723	$3,408

Weighted average shares outstanding.	106,227	87,851

Basic earnings per share	$0.20	$0.04

Diluted:
Income from continuing operations	$20,702	$3,398
Income from discontinued operations	21	10

Net income	$20,723	$3,408

Weighted average shares outstanding.	106,227	87,851
Net effect of dilutive equity awards	3,118	2,646

Total	109,345	90,497

Diluted earnings per share	$0.19	$0.04

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Our long-term goal is to continue to increase our leading position as a worldwide provider of broadband access products and services. Our primary market and focus is cable providers, or MSOs. To achieve this goal, we have implemented a long-term business strategy that includes the following key elements:
•	Transition to VoIP with an “Everything IP, Everywhere” philosophy and build on current market successes;

•	Leverage our current voice and data business;

•	Strengthen and grow our supplies infrastructure distribution channel;

•	Expand our existing product/services portfolio through internal developments, partnerships and acquisitions; and

•	Maintain and improve an already strong capital structure and expense structure.
     Below is a summary of some key year to date highlights:
•	The VoIP market continued to grow in first quarter 2006 as MSOs continued their rollout of telephony to their customers. We leveraged our existing market position and product offerings to increase sales of both E-MTAs and CMTS product.

•	In the first quarter 2006, we shipped 1.1 million E-MTAs which compares to 0.3 million and 0.6 million in the first quarter and fourth quarter of 2005, respectively. We anticipate robust unit shipments in the second quarter of 2006.

•	In the first quarter 2006, we shipped 4,359 CMTS downstreams, which compares to 1,719 and 3,496 in the first quarter and fourth quarter of 2005, respectively.

•	As anticipated, sales of our CBR product declined sequentially and year over year, as customers migrate to VoIP. We expect this trend to continue through 2006.

•	As expected, we experienced a decline in consolidated gross margins in the first quarter 2006 as compared to the fourth quarter of 2005. We sold proportionately more E-MTAs that have margins lower than the company average. We also entered into several long term (with terms of 12 to 18 month) agreements with large customers in which we anticipate shipping our 500-series products, which carry a lower average unit cost than our 400-series products. However, our 500-series products had not yet been certified by these customers. To secure these long term agreements, we elected to ship the more costly 400-series products until such time as the 500-series products became certified. As of this date, all but a few of these customers has certified the 500-series products. We anticipate a vast majority of customers will certify the product by the end of the second quarter of 2006. A customer has requested that we provide a variant of the 500-series product with the 400-series battery so that they can maintain a single battery type in their inventory. We are in the process of designing this variant which we anticipate will become available in the third quarter of 2006. The net effect of these decisions was to reduce our margins in the first quarter of 2006. As we transition to shipping more 500-series products in the second and third quarters we expect our margins to improve.

•	We invested $15.1 million in research and development in the first quarter 2006. Key products we expect to launch later this year include: our Keystone D5 Digital Multimedia Termination System, a wireless E-MTA gateway, a multiline E-MTA, a T1/E1 MTA, and our FlexPath wideband products including a wideband modem.

•	In April 2006, we announced that we entered into a joint development, licensing and supply agreement with UTStarcom that will enable the fourth leg of the quadruple play for cable MSOs worldwide. The joint solution will allow customers with Wi-Fi enabled handsets to seamlessly roam between their cellular and Wi-Fi connections, or a service commonly referred to as fixed mobile convergence, or FMC. As part of this agreement, we expect to invest up to $5.0 million in license fees over three years to acquire certain technologies. In the second quarter of 2006, we anticipate recognizing expense of approximately $2.5 million related to this agreement; the remaining license fees are expected to be expensed in 2007 and 2008.

•	During first quarter 2006, we generated $31.3 million of cash from operating activities. Improvements were realized in both inventory and accounts receivable management. Total cash, cash equivalents, and short-term investments increased approximately $36.3 million during the first quarter 2006.
Significant Customers
The Company’s four largest customers (including their affiliates, as applicable) are Comcast, Cox Communications, Liberty Media International and Time-Warner Cable. Over the past year, certain customers’ beneficial ownership may have changed as a result of mergers and acquisitions. Therefore the revenue for ARRIS’ customers for prior periods has been adjusted to include the affiliates under common control. A summary of sales to these customers for the three month periods ended March 31, 2006 and 2005 are set forth below (in thousands):

	Three Months Ended
	March 31,
	(unaudited)
	2006	2005
Comcast	$72,507	$25,390
% of sales	34.8%	18.7%

Cox Communications	$25,790	$28,786
% of sales	12.4%	21.2%

Liberty Media International	$22,542	$25,165
% of sales	10.8%	18.5%

Time–Warner Cable	$22,935	$18,338
% of sales	11.0%	13.5%
No other customer provided more than 10% of total sales for the three months ended March 31, 2006 or 2005.
Comparison of Operations for the Three Months Ended March 31, 2006 and 2005
Net Sales
The table below sets forth our net sales for the three months ended March 31, 2006 and 2005, for each of our product categories (in millions):

	Net Sales
	For the Three Months
	Ended March 31,		Increase - 2006 vs. 2005
	2006	2005	$	%
Product Category:
Broadband	$85.4	$69.6	$15.7	22.5%
Supplies & CPE	122.9	66.3	56.7	85.6%

Total sales	$208.3	$135.9	$72.4	53.3%

The table below sets forth our domestic and international sales for the three months ended March 31, 2006 and 2005 (in millions):

	Net Sales
	For the Three Months
	Ended March 31,		Increase - 2006 vs. 2005
	2006	2005	$	%
Domestic sales	$157.4	$99.9	$57.5	57.6%
International sales	50.9	36.0	14.9	41.4%

Total sales	$208.3	$135.9	$72.4	53.3%

Broadband Net Sales 2006 vs. 2005
During the first quarter of 2006, sales of our Broadband products increased by approximately 22.5% as compared to the first quarter of 2005. This increase in Broadband revenue resulted from several components:
•	Sales of our CMTS product increased in the first quarter 2006 as compared to the same quarter in 2005, as we recorded higher level of sales to many customers, most notably Comcast.

•	The increase in CMTS revenue was partially offset by an anticipated decrease in sales of our CBR voice products in the first three months of 2006 as compared with the same period in 2005. We believe that ultimately the sales of these products will continue to decline through 2006 as customers change to VoIP.
Supplies & CPE Net Sales 2006 vs. 2005
Supplies & CPE product revenue increased by approximately 85.6% in the first quarter of 2006, as compared to the first quarter of 2005:
•	Increased sales of our E-MTA product provided the majority of the increase as operators ramped up deployment of VoIP. In the first quarter of 2006, we sold 1.1 million E-MTAs in comparison to approximately 334 thousand in the first quarter of 2005.
Gross Margin
The table below sets forth our gross margin for the three months ended March 31, 2006 and 2005, for each of our product categories (in millions):

	Gross Margin $
	For the Three Months Ended
	March 31,		Increase — 2006 vs. 2005
	2006	2005	$	%
Product Category:
Broadband	$38.9	$26.1	$12.8	49.0%
Supplies & CPE	17.6	10.7	6.9	64.5%

Total	$56.5	$36.8	$19.7	53.5%

The table below sets forth our gross margin percentages for the three months ended March 31, 2006 and 2005, for each of our product categories:

	For the Three Months Ended		Percentage Point
	March 31,		Increase (Decrease)
	2006	2005	2006 vs. 2005
Product Category:
Broadband	45.6%	37.4%	8.2
Supplies & CPE	14.3%	16.2%	(1.9)
Total	27.1%	27.1%	—
Broadband Gross Margin 2006 vs. 2005
The increase in Broadband gross margin dollars and percentages relates primarily to the following factors:
•	Gross margin dollars were impacted by the quarter-over-quarter increase in Broadband revenue and the improvement in gross margin percent.
•	In the first half of 2005, our next generation DOCSIS 2.0 CMTS was in the process of being cost reduced. The initial margin percentages for this product were lower than historical margins due to higher initial product costs. The cost reduction programs successfully improved our margin on our CMTS products year over year.

•	Sales of our CBR product declined year over year. CBR products, on average, have lower margins than CMTS products, resulting in a favorable product mix.
Supplies & CPE Gross Margin 2006 vs. 2005
The Supplies & CPE category gross margin dollars increased while percentages decreased:
•	The increase in revenues year-over-year significantly impacted gross margin dollars. This was predominantly related to our increase in sales of E-MTAs.
•	We implemented price reductions related to our E-MTA products at the beginning of 2006. The reductions were primarily implemented in conjunction with agreements entered into with customers that should provide us with better market share and visibility. The reductions were implemented as we were in the process of introducing a cost reduced version of the product. Until the product is fully introduced, we will record lower gross margins than in prior quarters. We believe that the introduction of the new version coupled with ongoing cost reduction efforts will lead to improved margins in the future. As a result, we believe that our Supplies & CPE margins will continue to improve in 2006, but the improvement is dependent upon the impact of, among other factors, achievement of planned cost reductions, product mix, and price pressures.
Operating Expenses
The table below provides detail regarding our operating expenses (in millions):

	Operating Expenses
	For the Three Months Ended
	March 31,		Increase (Decrease) — 2006 vs. 2005
	2006	2005	$	%
SG&A	$21.3	$16.5	$4.8	29.1%
R&D	15.1	14.8	0.3	2.0%
Restructuring & impairment	0.3	0.2	0.1	50.0%
Amortization of intangibles	0.2	0.6	(0.4)	66.7%

Total	$36.9	$32.1	$4.8	15.0%

Selling, General, and Administrative, or SG&A, Expenses
The year over year increase in SG&A expense includes:
•	Equity compensation expense associated with introduction of SFAS No. 123R.

•	Higher variable compensation related to an increase in commissions, bonuses, slightly higher staffing level, taxes and other fringe benefits.

•	Partially offsetting these increases was a reduction in bad debt expense, in particular, a $0.5 million gain related to our reserves associated with Adelphia.
Research & Development Expenses
We continue to aggressively invest in research and development. Our primary focus is on products that allow MSOs to capture new revenues, in particular, high-speed data, VoIP, and Video over IP; however, we also continue to place emphasis on reducing product costs and test equipment costs.
R&D expense for the three months ended March 31, 2006, was essentially flat as compared to the same period in 2005.
Restructuring and Impairment Charges
On a quarterly basis, we review our existing restructuring accruals and make adjustments if necessary. As a result of these evaluations, we recorded an increase to a restructuring accrual of $0.3 million during the first quarter of

2006 related to changes in estimates associated with real estate leases. This adjustment was required due to a change to the initial estimates used. See Note 6 of Notes to the Consolidated Financial Statements.
During the first quarter 2005, indications of impairment related to the long-lived assets associated with our Atoga products arose. As a result, we analyzed the fair value of those assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The resulting analysis indicated that the remaining intangibles of $0.2 million were fully impaired and were written off during the first quarter of 2005. See Note 9 of Notes to the Consolidated Financial Statements.
Amortization of Intangibles
Intangibles amortization expense for the three months ended March 31, 2006 and 2005 was $0.2 million and $0.6 million, respectively. Our intangible expense represents the amortization of existing technology acquired as a result of the Com21 acquisition in the third quarter 2003 and the cXm Broadband acquisition in the second quarter 2005. See Note 9 of Notes to Consolidated Financial Statements.
Operating Expense Outlook for Second Quarter 2006
We anticipate that operating expenses in the second quarter of 2006 will be in the range of $39.0 million to $42.0 million, up from the first quarter. Several factors are expected to contribute to this increase:
•	As described elsewhere, we anticipate recording an expense of $2.5 million related to license fees we will pay to UTStarcom, associated with our joint development work on Fixed Mobile Convergence.

•	We anticipate higher prototype expenses in the second quarter 2006.

•	We anticipate higher variable compensation expense related to commissions and bonuses.

•	We anticipate higher compensation costs related to merit increases implemented April 1, 2006, coupled with some increase in staffing.
Other Expense (Income):
Interest Expense
Interest expense for the first quarter 2006 and 2005 was $0.0 million and $1.0 million, respectively. Interest expense reflects the amortization of deferred finance fees and the interest paid on the convertible subordinated notes (“Notes”). Prior to the final redemption of the Notes during the second quarter 2005, the balance of our outstanding Notes was $75.0 million. This resulted in higher interest expense during the first quarter 2005 as compared to the first quarter 2006.
Loss (Gain) in Foreign Currency
During the first quarter 2006, we recorded a foreign currency gain of approximately $0.3 million. During the first quarter 2005, we recorded a foreign currency loss of approximately $0.9 million. The gains and losses are primarily driven by the fluctuation of the value of the euro, as compared to the U.S. dollar, as we had several European customers whose receivables and collections are denominated in euros. We have implemented a hedging strategy to mitigate the monetary exchange fluctuations from the time of invoice to the time of payment, and have occasionally entered into forward contracts based on a percentage of expected foreign currency receipts.
Interest Income
Interest income during the first quarter of 2006 and 2005 was $1.5 million and $0.6 million, respectively. The income reflects interest earned on cash, cash equivalents and short term investments, which increased year over year by approximately $58.0 million, thus resulting in higher interest income.
Other Expense (Income)
Other expense (income) for the three months ended March 31, 2006 and 2005 was $0.1 million in each period.

Financial Liquidity and Capital Resources
Overview
One of our key strategies is to maintain and improve our capital structure. The key metrics we focus on are summarized in the table below:
Liquidity & Capital Resources Data

	Three Months Ended March 31,
	2006	2005
	(in millions, except DSO and turns)
Key Working Capital Items
Cash provided by operating activities	$31.3	$6.9
Cash, cash equivalents, and short-term investments	$165.8	$107.9
Accounts receivable, net	$91.4	$63.9
Days Sales Outstanding (“DSOs”)	38	40
Inventory	$99.7	$76.2
Inventory turns	5.7	4.7
Inventory & Accounts Receivable
We place a strong emphasis on working capital management, particularly with respect to accounts receivable and inventory. We use turns to evaluate inventory management and days sales outstanding, or DSOs, to evaluate accounts receivable management. As the table above indicates, we have improved our performance, particularly as evidenced by the first quarter 2006 inventory turns of 5.7 and DSOs of 38 days.
Looking forward, we do not anticipate a significant reduction in DSOs. It is possible that DSOs may increase, particularly if the international content of our business increases as international customers typically have longer payment terms.
Summary of Current Liquidity Position and Potential for Future Capital Raising
We believe our current liquidity position, including approximately $165.8 million of cash, cash equivalents, and short-term investments on hand as of March 31, 2006, together with the prospects for continued generation of cash from operations, are adequate for our short- and medium-term business needs. However, a key part of our overall long-term strategy may be implemented through additional acquisitions. Either in order to be prepared to make acquisitions generally or in connection with particular acquisitions, it is possible that we will raise capital through private, or public, share or debt offerings. We believe we have the ability to access the capital markets upon commercially reasonable terms.
Commitments
Our contractual obligations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005. There has been no material change to our contractual obligations during the first quarter of 2006.

Cash Flow
Below is a table setting forth the key line items of our Consolidated Statements of Cash Flows (in millions):

	For the Three Months Ended
	March 31,
	2006	2005
Cash provided by operating activities	$31.3	$6.9
Cash provided by investing activities	$16.6	$(5.6)
Cash provided by financing activities	$6.4	$0.1

Net increase in cash	$54.3	$1.5

Operating Activities:
Below are the key line items affecting cash from operating activities (in millions):

	For the Three Months Ended
	March 31,
	2006	2005
Net income after non-cash adjustments	$24.9	$7.6
(Increase)/Decrease in accounts receivable	(7.6)	(8.1)
(Increase)/Decrease in inventory	14.2	16.4
All other — net	(0.2)	(8.9)

Cash provided by operating activities	$31.3	$6.9

•	Our inventory levels decreased in the first quarter of 2006 as we had fewer E-MTAs on hand as compared to the end of 2005. Our customers modestly reduced their purchases in the fourth quarter of 2005 leaving us with a higher than expected level of inventory at year end. This corrected itself in the first quarter of 2006. Our first quarter 2006 inventory turns were 5.7, as compared to our first quarter 2005 turns of 4.7.

•	Our accounts receivable level increased in both periods reflecting higher sales. We continue to enjoy strong DSO performance. Our first quarter 2006 DSO was 38 days as compared to our first quarter 2005 DSO of 40 days.
Investing Activities:
Below are the key line items affecting investing activities (in millions):

	For the Three Months Ended
	March 31,
	2006	2005
Capital expenditures	$(1.4)	$(1.9)
Purchases of short-term investments	—	(5.0)
Disposals of short-term investments	18.0	1.6
Other	—	(0.3)

Cash provided by (used in) investing activities	$16.6	$(5.6)

     Capital Expenditures —
Capital expenditures are mainly for test equipment and computing equipment. We anticipate investing approximately $12.0 million in fiscal year 2006.
     Purchases/Disposals of Short-Term Investments —
This represents purchases and disposals of auction rate securities held as short-term investments.
     Other —
This represents cash investments we made in 2005 in cXm Broadband, a private company.

Financing Activities:
Below are the key line items affecting our financing activities (in millions):

	For the Three Months Ended
	March 31,
	2006	2005
Excess tax benefits from stock-based compensation plans	$0.1	$—
Proceeds from issuance of stock	6.2	0.1

Cash provided by financing activities	$6.3	$0.1

Cash provided from financing activities for both quarters presented is primarily related to the exercise of stock options by employees.
Interest Rates
As of March 31, 2006, we did not have any floating rate indebtedness or outstanding interest rate swap agreements.
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
As of March 31, 2006, we had 20.5 million euros of option contracts outstanding that expire in 2006. During the first quarter of 2006, we recognized a net gain of $0.4 million related to option contracts.
Financial Instruments
In the ordinary course of business, we, from time to time, will enter into financing arrangements, such as letters of credit, with customers. These agreements could include the granting of extended payment terms that result in longer collection periods for accounts receivable and slower cash inflows from operations and/or could result in the deferral of revenue. As of March 31, 2006 and December 31, 2005, we had approximately $6.1 million outstanding at the end of each period under letters of credit that were cash collateralized. The cash collateral is reported as restricted cash.
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
Investments
We held certain investments in the common stock of publicly-traded companies that are classified as available for sale. Changes in the market value of these securities are typically recorded in other comprehensive income. These securities are also subject to a periodic impairment review, which requires significant judgment. These investments had been below their cost basis for a period greater than six months, and consequently, impairment charges had been recorded. As of both March 31, 2006 and December 31, 2005, the carrying value of these investments was $0.
In addition, we held a number of non-marketable equity securities totaling approximately $32 thousand at March 31, 2006 and December 31, 2005, which were classified as available for sale. The non-marketable equity securities are subject to a periodic impairment review, which requires significant judgment as there are no open-market valuations.
We offered a deferred compensation arrangement, which allowed certain employees to defer a portion of their earnings and defer the related income taxes. As of December 31, 2004, the plan was frozen and no further contributions are allowed. The deferred earnings are invested in a “rabbi trust,” and are accounted for in accordance with Emerging Issues Task Force Issue No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested. A rabbi trust is a funding vehicle used to protect deferred compensation benefits from various events (but not from bankruptcy or insolvency). At both March 31, 2006 and December 31, 2005, ARRIS had an accumulated unrealized gain related to the rabbi trust of approximately $1.1 million included in other comprehensive income.
Capital Expenditures
Capital expenditures are made at a level designed to support the strategic and operating needs of the business. ARRIS’ capital expenditures were $1.4 million in the first quarter 2006 as compared to $1.9 million in the first quarter 2005. ARRIS had no significant commitments for capital expenditures at March 31, 2006. Management expects to invest approximately $12.0 million in capital expenditures for the fiscal year 2006.
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
As of March 31, 2006, there was approximately $10.2 million of total unrecognized compensation cost related to unvested share-based awards granted under the Company’s incentive plans. This compensation cost is expected to be recognized over a weighted-average period of 2.1 years.
Critical Accounting Estimates
The accounting and financial reporting policies of the Company are in conformity with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management has discussed the development and selection of the Company’s critical accounting estimates with the audit committee of the Company’s Board of Directors and the audit committee has reviewed the Company’s related disclosures. Our critical accounting policies and estimates are disclosed extensively in our Form 10-K for the year ended December 31, 2005, as filed with the SEC. Our critical accounting estimates have not changed in any material respect nor have we adopted any new critical policies during the three months ended March 31, 2006.
Forward-Looking Statements
We make numerous forward-looking statements throughout this report, including statements with respect to expected changes in sales levels of different products, product development plans, expense levels, acquisitions and liquidity. Frequently these statements are introduced with words such as “may,” “expect,” “likely,” “will,” “believe,” “estimate,” “project,” “anticipate,” “intend,” “plan,” “continue,” “could be,” or “predict.” Actual results may differ materially from those suggest by the forward-looking statements that we make for a number of reasons including those described in Part II, Item 1A, “Risk Factors” of this Report.
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
We have certain international customers who are billed in their local currency. Changes in the monetary exchange rates may adversely affect our results of operations and financial condition. To manage the volatility relating to these typical business exposures, we may enter into various derivative transactions, when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. The euro and the yen are the predominant currencies of those customers who are billed in their local currency. Taking into account the effects of foreign currency fluctuations of the euro and the yen versus the dollar, a hypothetical 10% weakening of the U.S. dollar (as of March 31, 2006) would provide a gain on foreign currency of approximately $0.7 million. Conversely, a hypothetical 10% strengthening of the U.S. dollar would provide a loss on foreign currency of approximately $0.7 million. As of March 31, 2006, we had no material contracts, other than accounts receivable, denominated in foreign currencies.
We regularly review our accounts receivable in foreign currency and enter into derivative contracts when appropriate. As of March 31, 2006, we had 20.5 million euros in option collars outstanding.
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
Cisco Systems, Inc. acquired Scientific-Atlanta, Inc. in February 2006. We are uncertain what impact this may have on our future results, if any.
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
Our four largest customers (including their affiliates, as applicable) are Comcast, Cox Communications, Liberty Media International, and Time-Warner Cable. For the three months ended March 31, 2006, sales to Comcast accounted for approximately 34.8%, sales to Cox Communications accounted for approximately 12.4% of our total revenues, sales to Liberty Media International accounted for approximately 10.8%, and sales to Time-Warner Cable accounted for approximately 11.0%. The loss of any of these customers, or one of our other large customers, or a significant reduction in the products or services provided to any of them would have a material adverse impact on our business.
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

Dated: May 9, 2006