Form 10-Q
period 2006-06-30
ARRIS GROUP INC
filed 2006-08-03
CIK 1141107

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
For the quarter ended June 30, 2006
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
As of July 31, 2006, 107,375,305 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

ARRIS GROUP, INC.
FORM 10-Q
For the Three and Six Months Ended June 30, 2006

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
ARRIS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$167,174	$75,286
Short-term investments, at fair value	30,000	54,250

Total cash, cash equivalents and short-term investments	197,174	129,536
Restricted cash	6,112	6,073
Accounts receivable (net of allowances for doubtful accounts of $3,343 in 2006 and $3,729 in 2005)	104,143	83,540
Other receivables	4,621	286
Inventories, net	91,764	113,909
Prepaid assets	2,959	10,945
Other current assets	4,119	4,331

Total current assets	410,892	348,620
Property, plant and equipment (net of accumulated depreciation of $73,773 in 2006 and $69,309 in 2005)	24,423	25,557
Goodwill	150,569	150,569
Intangibles (net of accumulated amortization of $106,637 in 2006 and $106,200 in 2005)	483	920
Investments	3,410	3,321
Other assets	408	416

	$590,185	$529,403

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,241	$35,920
Accrued compensation, benefits and related taxes	14,648	20,424
Accrued warranty	8,296	8,479
Other accrued liabilities	27,012	20,633

Total current liabilities	90,197	85,456
Accrued pension	13,266	12,636
Other long-term liabilities	5,644	5,594

Total liabilities	109,107	103,686
Stockholders’ equity:
Preferred stock, par value $1.00 per share, 5.0 million shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share, 320.0 million shares authorized; 107.3 million and 105.6 million shares issued and outstanding in 2006 and 2005, respectively	1,083	1,069
Capital in excess of par value	744,556	732,405
Accumulated deficit	(260,081)	(305,555)
Unrealized gain on marketable securities	1,165	1,077
Unfunded pension losses	(4,618)	(4,618)
Unrealized gain (loss) on derivatives	(843)	1,523
Cumulative translation adjustments	(184)	(184)

Total stockholders’ equity	481,078	425,717

	$590,185	$529,403

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data and percentages)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	$219,990	$162,201	$428,334	$298,125
Cost of sales	156,250	121,118	308,087	220,251

Gross margin	63,740	41,083	120,247	77,874
Gross margin %	29.0%	25.3%	28.1%	26.1%
Operating expenses:
Selling, general and administrative expenses	21,721	17,214	42,999	33,733
Research and development expenses	19,320	14,336	34,394	29,137
Restructuring and impairment charges	15	198	343	396
Amortization of intangibles	219	218	437	775

Total operating expenses	41,275	31,966	78,173	64,041
Operating income	22,465	9,117	42,074	13,833
Other expense (income):
Interest expense	13	1,004	23	2,022
Loss on debt retirement	—	2,372	—	2,372
Loss (gain) on investments	(3)	—	(3)	75
Interest income	(2,081)	(713)	(3,601)	(1,322)
Gain in foreign currency	(827)	(1,078)	(1,144)	(143)
Other expense (income), net	95	232	201	283

Income from continuing operations before income taxes	25,268	7,300	46,598	10,546
Income tax expense (benefit)	606	87	1,234	(65)

Net income from continuing operations	24,662	7,213	45,364	10,611
Income from discontinued operations	88	76	109	86

Net income	$24,750	$7,289	$45,473	$10,697

Net income per common share —
Basic:
Income from continuing operations	$0.23	$0.08	$0.43	$0.12
Income from discontinued operations	0.00	0.00	0.00	0.00

Net income	$0.23	$0.08	$0.43	$0.12

Diluted:
Income from continuing operations	$0.23	$0.08	$0.42	$0.12
Income from discontinued operations	0.00	0.00	0.00	0.00

Net income	$0.23	$0.08	$0.42	$0.12

Weighted average common shares:
Basic	107,099	88,837	106,665	88,347

Diluted	109,670	91,356	109,294	90,505

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2006	2005
Operating activities:
Net income	$45,473	$10,697
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	5,058	5,370
Amortization of intangibles	437	775
Equity compensation expense	4,641	1,730
Excess tax benefits from stock-based compensation plans	(354)	—
Amortization of deferred finance fees	—	305
Provision for doubtful accounts	(214)	(510)
Gain related to previously written off receivables	(1,573)	—
Loss on disposal of fixed assets	(4)	131
Loss on investments	—	75
Loss on debt retirement	—	2,372
Impairment of long-lived assets	—	291
Gain on discontinued product lines	(109)	(86)
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(20,952)	(31,479)
Other receivables	(4,335)	132
Inventory	22,145	12,077
Accounts payable and accrued liabilities	5,498	(6,925)
Other, net	7,281	2,894

Net cash provided by (used in) operating activities	62,992	(2,151)

Investing activities:
Purchases of property, plant and equipment	(3,942)	(4,852)
Cash proceeds from sale of property, plant and equipment	20	40
Cash paid for acquisition, net of cash acquired	—	(89)
Purchases of short-term investments	(51,900)	(5,000)
Disposals of short-term investments	76,150	83,000
Purchases of equity investments	—	(259)

Net cash provided by investing activities	20,328	72,840

Financing activities:
Excess tax benefits from stock-based compensation plans	354	—
Proceeds from issuance of common stock and other	8,214	1,433

Net cash provided by financing activities	8,568	1,433
Net increase in cash and cash equivalents	91,888	72,122
Cash and cash equivalents at beginning of period	75,286	25,072

Cash and cash equivalents at end of period	$167,174	$97,194

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2006	2005
Noncash investing and financing activities:
Net tangible assets acquired, excluding cash	$—	$799
Investment in acquired company	—	(1,325)
Net liabilities assumed	—	(76)
Intangible assets acquired	—	691

Cash paid for acquisition, net of cash acquired	$—	$89

Equity issued in exchange for 4 1/2% convertible subordinated notes due 2008	$—	$75,000

Equity issued for make-whole interest payment — 4 1/2% convertible subordinated notes due 2008	$—	$2,372

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
Note 2. Impact of Recently Issued Accounting Standards
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.
Note 3. Stock-Based Compensation
The Company elected to early adopt the fair value recognition provisions of SFAS No. 123R, Share-Based Payments, on July 1, 2005, using the modified prospective approach. Prior to the adoption date, ARRIS used the intrinsic value method for valuing its awards of stock options and restricted stock and recorded the related compensation expense, if any, in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. With the exception of some stock options subject to variable accounting, no other stock-based employee or director compensation cost for stock options was reflected in net income (loss) prior to July 1, 2005, as all options granted had exercise prices equal to the market value of the underlying common stock on the date of grant. The Company records equity compensation expense related to its restricted stock awards and director stock units over the related service periods.

The following table compares the three and six months ended June 30, 2006 and 2005 had the Company applied the provisions of SFAS No. 123R in the first half of 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	(in thousands, except per share data)
	(unaudited)
	2006	2005	2006	2005
Net income as reported	$24,750	$7,289	$45,473	$10,697
Add: Stock-based employee compensation included in reported net income, net of taxes	2,393	1,188	4,641	1,730
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of taxes	(2,393)	(8,945)	(4,641)	(11,627)

Net income (loss), pro forma	$24,750	$(468)	$45,473	$800

Net income (loss) per common share:

Basic — as reported	$0.23	$0.08	$0.43	$0.12

Basic — pro forma	$0.23	$(0.01)	$0.43	$0.01

Diluted — as reported	$0.23	$0.08	$0.42	$0.12

Diluted — pro forma	$0.23	$(0.01)	$0.42	$0.01

Note 4. Pension Benefits
Components of Net Periodic Pension Benefit Cost

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
	(unaudited)
Service cost	$130	$115	$260	$229
Interest cost	369	353	739	707
Expected gain on plan assets	(281)	(261)	(563)	(523)
Amortization of prior service cost	119	119	239	239
Amortization of net (gain) loss	2	(35)	4	(69)

Net periodic pension cost	$339	$291	$679	$583

Employer Contributions
No minimum funding contributions are required in 2006; however, the Company may make voluntary contributions. During the three and six months ended June 30, 2006, the Company contributed $16,000 and $32,000, respectively, to the plan.
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
The Company offers extended warranties and support service agreements on certain products. Revenue from these agreements is deferred at the time the cash is collected and recognized on a straight-line basis over the contract period. Costs of services performed under these types of contracts are charged to expense as incurred, which approximates the timing of the revenue stream.
Information regarding the changes in ARRIS’ aggregate product warranty liabilities for the six months ending June 30, 2006 is as follows (in thousands):

Balance at December 31, 2005	$8,479
Accruals related to warranties (including changes in estimates)	1,641
Settlements made (in cash or in kind)	(1,824)

Balance at June 30, 2006 (unaudited)	$8,296

Note 6. Business Acquisition
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
The following is a summary of the purchase price allocation to record the purchase of the net assets of cXm Broadband and is based upon an independent valuation of the assets. The purchase price was equal to the net tangible and intangible assets acquired (in thousands):

Cash paid to other shareholder	$67

Acquisition costs (legal fees, valuation fees)	22

Equity investment balance	1,325

Assumption of certain liabilities of cXm Broadband	76

Adjusted purchase price	$1,490

Allocation of purchase price:

Net tangible assets acquired	$799
Existing technology and customer value (to be amortized over 3 years)	691

Total allocated purchase price	$1,490

Note 7. Restructuring and Impairment Charges
During 2003, the Company announced a restructuring plan to outsource the functions of most of its manufacturing facilities. As of June 30, 2006, approximately $0.1 million related to lease commitments remained in an accrual to be paid.
During the first quarter of 2004, ARRIS consolidated two facilities in Georgia, giving the Company the ability to house many of its core technology, marketing, and corporate headquarters functions in a single building. This consolidation resulted in a restructuring charge of $6.2 million in the first quarter of 2004 related to lease commitments and the write-off of leasehold improvements and other fixed assets. As of June 30, 2006, approximately $2.6 million related to the lease commitments remained in the restructuring accrual to be paid. ARRIS expects the remaining payments to be made by the second quarter of 2009 (end of lease).

(in thousands)
Balance as of December 31, 2005	$3,121

First quarter payments	(380)

Adjustments to accrual	228

Second quarter payments	(404)

Adjustments to accrual	(5)

Balance as of June 30, 2006 (unaudited)	$2,560

Note 8. Provision for Doubtful Accounts
One of ARRIS’ customers, Adelphia Communications Corporation, declared bankruptcy in June 2002. During the second quarter of 2002, ARRIS established an allowance for doubtful accounts of approximately $20.2 million in connection with its Adelphia accounts receivable. In the third quarter of 2002, ARRIS sold its Adelphia accounts receivable to an unrelated third party and received cash for the estimated amounts of accounts receivable claims that were filed by Adelphia in its bankruptcy filing. The initial amounts filed by Adelphia with the courts were less than what ARRIS had recorded as accounts receivable. This resulted in a net gain of approximately $4.3 million in the third quarter 2002. During the first half of 2006, the bankruptcy court approved the remaining outstanding receivable claims that ARRIS had against Adelphia. Per the original terms of the agreement with the third party, ARRIS was paid for the remaining claims and adjusted any remaining allowances for this receivable, resulting in a net gain of approximately $1.3 million for the first six months of 2006.
Note 9. Inventories
Inventories are stated at the lower of average cost, approximating first-in, first-out, or market. The cost of finished goods is comprised of material, labor, and overhead.
The components of inventory are as follows, net of reserves (in thousands):

	June 30,	December 31,
	2006	2005
	(unaudited)
Raw material	$1,194	$788
Finished goods	90,570	113,121

Total net inventories	$91,764	$113,909

Note 10. Property, Plant and Equipment
Property, plant and equipment, at cost, consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005
	(unaudited)
Land	$1,822	$1,822
Building and leasehold improvements	11,383	11,126
Machinery and equipment	84,991	81,918

	98,196	94,866
Less: Accumulated depreciation	(73,773)	(69,309)

Total property, plant and equipment, net	$24,423	$25,557

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
The carrying amount of goodwill at both June 30, 2006 and December 31, 2005 was $150.6 million.
The gross carrying amount and accumulated amortization of the Company’s intangible assets, other than goodwill, as of June 30, 2006 and December 31, 2005 are as follows (in thousands ) :

	June 30, 2006 (unaudited)			December 31, 2005
			Net			Net
	Gross	Accumulated	Book	Gross	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value

Existing technology acquired:
Arris Interactive L.L.C.	$51,500	$(51,500)	—	$51,500	$(51,500)	$—
Cadant, Inc.	53,000	(53,000)	—	53,000	(53,000)	—
Com21	1,929	(1,849)	80	1,929	(1,527)	402
cXm Broadband	691	(288)	403	691	(173)	518

Total	$107,120	$(106,637)	$483	$107,120	$(106,200)	$920

Amortization expense recorded on the intangible assets listed in the above table for the three and six months ended June 30, 2006 was $0.2 million and $0.4 million, respectively, and compares to expense of $0.2 million and $0.8 million, respectively, for the same periods in 2005. The estimated remaining amortization expense for the next five fiscal years is as follows (in thousands):

2006	$195
2007	$230
2008	$58
2009	$—
2010	$—
Note 12. Long-Term Obligations
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
As of both June 30, 2006 and December 31, 2005, the Company had approximately $6.1 million outstanding under letters of credit, which are cash collateralized and classified as restricted cash on the Consolidated Balance Sheets.
As of June 30, 2006, the Company had approximately $18.9 million of other long-term liabilities, which included $13.3 million related to its accrued pension, $3.3 million related to its deferred compensation obligations, and deferred rental expense of $2.3 million related to landlord funded leasehold improvements. As of December 31,

2005, the Company had approximately $18.2 million of other long-term liabilities, which included $12.6 million related to its accrued pension, $3.2 million related to its deferred compensation obligations, $2.3 million related to deferred rental expense for landlord funded leasehold improvements, and $0.1 million related to security deposits received.
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
Note 13. Comprehensive Income
Total comprehensive income represents the net change in stockholders’ equity during a period from sources other than transactions with stockholders. For ARRIS, the components of total comprehensive income include the unrealized gain (loss) on marketable securities, unrealized gain (loss) on derivative instruments qualifying for hedge accounting, and foreign currency translation adjustments. The components of comprehensive income for the three and six months ended June 30, 2006 and 2005 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
		(unaudited)
	2006	2005	2006	2005
Net income	$24,750	$7,289	$45,473	$10,697
Changes in the following equity accounts:
Unrealized gain on marketable securities	51	96	89	132
Unrealized gain (loss) on derivative instruments	(1,375)	—	(2,366)	—
Translation adjustment	—	—	—	(1)

Comprehensive income	$23,426	$7,385	$43,196	$10,828

Note 14. Sales Information
The Company’s four largest customers (including their affiliates, as applicable) are Comcast, Cox Communications, Liberty Media International and Time-Warner Cable. Over the past year, certain customers’ beneficial ownership may have changed as a result of mergers and acquisitions. Therefore, the revenue for ARRIS’ customers for prior periods has been adjusted to include the affiliates under common control. A summary of sales to these customers for the three and six month periods ended June 30, 2006 and 2005 are set forth below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)
	2006	2005	2006	2005
Comcast	$76,669	$30,268	$149,176	$55,658
% of sales	34.9%	18.7%	34.8%	18.7%

Liberty Media International	31,209	25,543	53,110	50,510
% of sales	14.2%	15.7%	12.4%	16.9%

Cox Communications	27,093	25,589	52,883	54,375
% of sales	12.3%	15.8%	12.3%	18.2%

Time-Warner Cable	17,743	18,964	40,678	37,302
% of sales	8.1%	11.7%	9.5%	12.5%

No other customer provided more than 10% of total sales for the three and six months ended June 30, 2006.
The Company operates globally and offers products and services that are sold to cable system operators and telecommunications providers. The Company’s products and services are focused in two categories: Broadband and Supplies & Customer Premises Equipment (“CPE”). Service revenue is included in these categories and is immaterial. Consolidated revenue by principal product and service for the three and six months ended June 30, 2006 and 2005 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)
	2006	2005	2006	2005
Broadband	$98,797	$71,233	$184,187	$140,885
Supplies & CPE	121,193	90,968	244,147	157,240

Total sales	$219,990	$162,201	$428,334	$298,125

ARRIS sells its products primarily in the United States. The Company’s international revenue is generated from Asia Pacific, Europe, Latin America and Canada. The Asia Pacific market primarily includes China, Hong Kong, Japan, Korea, Singapore, and Taiwan. The European market primarily includes Austria, Belgium, France, Germany, the Netherlands, Poland, Portugal, Spain, and Switzerland. The Latin American market primarily includes Argentina, Brazil, Chile, Mexico, and Puerto Rico. Sales to international customers were approximately $58.2 million, or 26.4% of total sales and $109.1 million, or 25.4% of total sales for the three and six months ended June 30, 2006. International sales during the same periods in 2005 were $44.1 million, or 27.2% of total sales and $80.0 million, or 26.8% of total sales.
As of June 30, 2006, ARRIS held approximately $2.6 million of assets in Ireland (related to its Com21 facility), comprised of $1.8 million of cash and $0.8 million of fixed assets. As of December 31, 2005, ARRIS held approximately $2.2 million of assets in Ireland, comprised of $1.3 million of cash and $0.9 million of fixed assets.
Note 15. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the periods indicated (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
		(unaudited)
	2006	2005	2006	2005
Basic:
Income from continuing operations	$24,662	$7,213	$45,364	$10,611
Income from discontinued operations	88	76	109	86

Net income	$24,750	$7,289	$45,473	$10,697

Weighted average shares outstanding	107,099	88,837	106,665	88,347

Basic earnings per share	$0.23	$0.08	$0.43	$0.12

Diluted:
Income from continuing operations	$24,662	$7,213	$45,364	$10,611
Income from discontinued operations	88	76	109	86

Net income	$24,750	$7,289	$45,473	$10,697

Weighted average shares outstanding	107,099	88,837	106,665	88,347
Net effect of dilutive equity awards	2,571	2,519	2,629	2,158

Total	109,670	91,356	109,294	90,505

Diluted earnings per share	$0.23	$0.08	$0.42	$0.12

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Our long-term goal is to continue to increase our position as a leading worldwide provider of broadband access products and services. Our primary market and focus is cable providers, or MSOs. To achieve this goal, we have implemented a long-term business strategy that includes the following key elements:
•	Transition to VoIP with an “Everything IP, Everywhere” philosophy and build on current market successes;

•	Leverage our current voice and data business;

•	Strengthen and grow our supplies infrastructure distribution channel;

•	Expand our existing product/services portfolio through internal developments, partnerships and acquisitions; and

•	Maintain and improve an already strong capital structure and expense structure.
Below is a summary of some key year to date highlights:
•	The VoIP market continued to grow in first half of 2006 as MSOs continued their rollout of telephony to their customers. We leveraged our existing market position and product offerings to increase sales of both E-MTAs and CMTS products.

•	We expect demand for CMTS products will continue to increase in future periods as new services and competition between our customers and their competitors intensifies for ever faster download speeds and will require added CMTS capacity and features. .

•	We have experienced substantial growth in E-MTA unit sales and revenues and anticipate growth in the E-MTA revenue and unit sales in the third quarter of 2006.

•	Sales of our CBR products increased slightly year over year. A portion of the sales in 2006 include last time buys by customers. As previously disclosed, we anticipate that sales of our CBR products will decline in 2006 and beyond as our customers transition to VoIP. We expect a significant decline in CBR sales in the third quarter of 2006.

•	Gross margin percentage in the second quarter 2006 was 29.0%, which compares to 27.1% in the first quarter 2006. This increase reflects gross margin improvements in both the Broadband and Supplies & CPE product categories. It also reflects a change in product mix as we sold proportionately more Broadband product (CMTS and CBR) which have margins higher than the company average. We anticipate that our gross margins as a percent will decline in the third quarter of 2006 as a result of an expected decline in CBR sales and a potentially less favorable product mix. The ultimate result is dependent upon several factors including but not limited to: product mix, attainment of cost reductions, and competitive price pressure.

•	Our order backlog was $149.2 million and our book to bill ratio was 0.91 in the second quarter of 2006, both of which modestly declined from the first quarter. Two factors are contributing to this decline. First, we are now fulfilling orders which span multiple quarters for last time buys of CBR product. Second, we are beginning to observe a shortening of the lead times for orders.

•	We invested $19.3 million in research and development in the second quarter 2006 including certain license fees paid or accrued for UTStarcom described below. Key products we expect to launch this year include: our Keystone D5 Digital Multimedia Termination System, a wireless E-MTA gateway, a multiline E-MTA, a T1/E1 MTA, and our FlexPath wideband products including a wideband modem. In the second quarter, we completed the introduction of the 500-series E-MTAs, including versions that fully comply with European Union mandated hazardous materials standards known as RoHS.

•	In April 2006, we announced that we entered into a joint development, licensing and supply agreement with UTStarcom that will enable the fourth leg of the quadruple play for cable MSOs worldwide. The joint solution will allow customers with Wi-Fi enabled handsets to seamlessly roam between their cellular and Wi-Fi connections, or a service commonly referred to as fixed mobile convergence, or FMC.

As part of this agreement, we expect to invest up to $5.0 million in license fees over three years to acquire certain technologies. In the second quarter of 2006, as previously disclosed, we recognized R&D expense of approximately $2.4 million related to this agreement; the remaining license fees are expected to be expensed in 2007 and 2008.

•	During first half of 2006, we generated $63.0 million of cash from operating activities. Total cash, cash equivalents, and short-term investments increased approximately $91.9 million during the first six months of 2006.
Significant Customers
The Company’s four largest customers (including their affiliates, as applicable) are Comcast, Cox Communications, Liberty Media International and Time-Warner Cable. Over the past year, certain customers’ beneficial ownership may have changed as a result of mergers and acquisitions. Therefore, the revenue for ARRIS’ customers for prior periods has been adjusted to include the affiliates under common control. A summary of sales to these customers for the three and six month periods ended June 30, 2006 and 2005 are set forth below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)
	2006	2005	2006	2005
Comcast	$76,669	$30,268	$149,176	$55,658
% of sales	34.9%	18.7%	34.8%	18.7%

Liberty Media International	31,209	25,543	53,110	50,510
% of sales	14.2%	15.7%	12.4%	16.9%

Cox Communications	27,093	25,589	52,883	54,375
% of sales	12.3%	15.8%	12.3%	18.2%

Time-Warner Cable	17,743	18,964	40,678	37,302
% of sales	8.1%	11.7%	9.5%	12.5%
No other customer provided more than 10% of total sales for the three and six months ended June 30, 2006.
Comparison of Operations for the Three and Six Months Ended June 30, 2006 and 2005
Net Sales
The table below sets forth our net sales for the three and six months ended June 30, 2006 and 2005, for each of our product categories (in millions):

	Net Sales				Increase Between 2006 and 2005
	For the Three Months		For the Six Months		For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,		Ended June 30		Ended June 30
	2006	2005	2006	2005	$	%	$	%
Product Category:
Broadband	$98.8	$71.2	$184.2	$140.9	$27.6	38.8	$43.3	30.7
Supplies & CPE	121.2	91.0	244.1	157.2	30.2	33.2	86.9	55.3

Total sales	$220.0	$162.2	$428.3	$298.1	$57.8	35.6	$130.2	43.7

The table below sets forth our domestic and international sales for the three and six months ended June 30, 2006 and 2005 (in millions):

	Net Sales				Increase Between 2006 and 2005
	For the Three Months		For the Six Months		For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,		Ended June 30		Ended June 30
	2006	2005	2006	2005	$	%	$	%
Domestic	$161.8	$118.1	$319.2	$218.1	$43.7	37.0	$101.1	46.4
International	58.2	44.1	109.1	80.0	14.1	32.0	29.1	36.4

Total sales	$220.0	$162.2	$428.3	$298.1	$57.8	35.6	$130.2	43.7

Broadband Net Sales 2006 vs. 2005
During the three and six months ended June 30, 2006, sales of our Broadband products increased by approximately 38.8% and 30.7% as compared to the same periods from the prior year. These increases in Broadband revenue resulted from several components:
•	Sales of our CMTS product increased in the three and six months ended June 30, 2006 as compared to the same periods in 2005, as we recorded higher level of sales of our CMTS to many customers, most notably Comcast.

•	Sales of our CBR voice products were up slightly in the second quarter of 2006 as compared to 2005 and were flat for the first six months of 2006 as compared to the same period in 2005. A portion of the sales recorded in the first six months of 2006 were for last time buys from certain customers. As previously disclosed, we believe that the sales of these products will decline through 2006 as customers change to VoIP. We anticipate a significant decline in CBR sales in the third quarter 2006.
Supplies & CPE Net Sales 2006 vs. 2005
Supplies & CPE product revenue increased by approximately 33.2% and 55.3% in the three and six month periods ended June 30, 2006, as compared to the same periods in 2005. These increases reflect:
•	Increased sales of our E-MTA product as operators ramped up deployment of VoIP. In the three and six months ended June 30, 2006, we sold 1.1 million and 2.2 million E-MTAs, respectively, in comparison to approximately 0.6 million and 0.9 million in the three and six months 2005, respectively.
Gross Margin
The table below sets forth our gross margin for the three and six months ended June 30, 2006 and 2005, for each of our product categories (in millions):

	Gross Margin $				Increase Between 2006 and 2005
	For the Three Months		For the Six Months		For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,		Ended June 30		Ended June 30
	2006	2005	2006	2005	$	%	$	%
Product Category:
Broadband	$45.4	$27.4	$84.3	$53.5	$18.0	65.7	$30.8	57.6
Supplies & CPE	18.3	13.7	35.9	24.4	4.6	33.6	11.5	47.1

Total	$63.7	$41.1	$120.2	$77.9	$22.6	55.0	$42.3	54.3

The table below sets forth our gross margin percentages for the three and six months ended June 30, 2006 and 2005, for each of our product categories:

	Gross Margin %				Increase (Decrease) Between 2006 and 2005
	For the Three Months		For the Six Months		For the Three Months	For the Six Months
	Ended June 30,		Ended June 30,		Ended June 30	Ended June 30
	2006	2005	2006	2005	Percentage Points
Product Category:
Broadband	46.0%	38.5%	45.8%	38.0%	7.5	7.8
Supplies & CPE	15.1%	15.0%	14.6%	15.5%	0.1	(0.9)
Total	29.0%	25.3%	28.1%	26.1%	3.7	2.0
Broadband Gross Margin 2006 vs. 2005
The increase in Broadband gross margin dollars and percentages relates primarily to the following factors:
•	Gross margin dollars were impacted by the quarter-over-quarter and year-over-year increase in Broadband revenue and the improvement in gross margin percent.

•	In the first half of 2005, our next generation DOCSIS 2.0 CMTS was in the process of being cost reduced. The initial margin percentages for this product were lower than historical margins due to higher initial product costs. The cost reduction programs successfully improved our margin on our CMTS products year-over-year.
Supplies & CPE Gross Margin 2006 vs. 2005
The Supplies & CPE category gross margin dollars increased in 2006. Gross margin percentage improved quarter-over-quarter, and decreased for the first six months of 2006 as compared to the same period in 2005:
•	The increase in revenues for the three and six months ended June 30, 2006 as compared to the same periods in 2005 significantly impacted gross margin dollars. This was predominantly related to our increase in sales of E-MTAs.

•	We implemented price reductions related to our E-MTA products at the beginning of 2006. The reductions were primarily implemented in conjunction with agreements entered into with customers that we believe will provide us with better market share and visibility. The reductions were implemented as we were in the process of introducing a cost reduced version of the product. Until the product is fully introduced, we will record lower gross margins than in prior quarters. We sold proportionately more of the cost reduced version of the product in the second quarter of 2006 than the first quarter 2006 resulting in an improvement in gross margin percentage. We anticipate that we will sell sequentially more of the cost reduced product in both the third and fourth quarters of 2006. As a result, we believe that our Supplies & CPE margins will continue to improve in the second half of 2006, but the improvement is dependent upon the impact of, among other factors, achievement of planned cost reductions, product mix, and price pressures.
Operating Expenses
The table below provides detail regarding our operating expenses (in millions):

	Operating Expenses				Increase (Decrease) Between 2006 and 2005
	For the Three Months		For the Six Months		For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,		Ended June 30		Ended June 30
	2006	2005	2006	2005	$	%	$	%
SG&A	$21.7	$17.2	$43.0	$33.7	$4.5	26.2	$9.3	27.6
Research & development	19.4	14.4	34.5	29.1	5.1	35.7	5.4	18.6
Restructuring & impairment	0.0	0.2	0.3	0.4	(0.2)	(100.0)	(0.1)	(25.0)
Amortization of intangibles	0.2	0.2	0.4	0.8	—	—	(0.4)	(50.0)

Total	$41.3	$32.0	$78.2	$64.0	$9.4	29.5	$14.2	22.2

Selling, General, and Administrative, or SG&A, Expenses
The increase in SG&A expense for the three and six months ended June 30 includes:
•	Equity compensation expense associated with the adoption of SFAS No. 123R effective July 1, 2005.

•	Higher variable compensation related to an increase in commissions, bonuses, slightly higher staffing level, taxes and other fringe benefits.

•	Partially offsetting these increases was a reduction in bad debt expense related to the recovery of previously written off receivables. This resulted in a gain of $1.1 million and $1.6 million for the three and six months ended June 30, 2006.
Research & Development Expenses
We continue to aggressively invest in research and development. Our primary focus is on products that allow MSOs to capture new revenues, in particular, high-speed data, VoIP, and Video over IP; however, we also continue to place emphasis on reducing product costs.
The increase in R&D expense for the three and six months ended June 30 includes:
•	Previously disclosed technology licensing fees of $2.4 million. These fees are related to a joint development project on Fixed Mobile Convergence with UTStarcom.

•	Higher variable compensation related to an increase in bonuses, slightly higher staffing level, taxes and other fringe benefits.

•	Included in the second quarter 2005 expenses was a benefit of approximately $1.2 million representing funding received from a customer related to development work that ARRIS performed for the customer over the preceding 18 months. The expense incurred to perform the work was charged to research and development in the periods it was performed. The customer provided progress payments over the time period. The payments were recorded as a liability until the work was completed and no contingency existed for the potential of the return of the payments to the customer. This occurred in the second quarter 2005, at which time the payments were recognized as an offset to research and development expense.
Restructuring and Impairment Charges
On a quarterly basis, we review our existing restructuring accruals and make adjustments if necessary. As a result of these evaluations, we recorded an increase to a restructuring accrual of $15 thousand and $0.3 million during the three and six months ended June 30, 2006, respectively, related to changes in estimates associated with real estate leases. This adjustment was required due to a change to the initial estimates used. See Note 7 of Notes to the Consolidated Financial Statements.
Amortization of Intangibles
Intangibles amortization expense for the three and six months ended June 30, 2006 was $0.2 million and $0.4 million, respectively, and compares to expense of $0.2 million and $0.8 million, respectively, for the same periods in 2005. Our intangible expense represents the amortization of existing technology acquired as a result of the Com21 acquisition in the third quarter 2003 and the cXm Broadband acquisition in the second quarter 2005. See Note 11 of Notes to Consolidated Financial Statements.
Other Expense (Income):
Interest Expense
Interest expense for the three and six months ended June 30, 2006 was immaterial as we remained long-term debt-free in 2006. This compares to interest expense of $1.0 million and $2.0 million for the three and six months ended June 30, 2005, respectively, which was related to the convertibles subordinated notes (“Notes”). Prior to the final redemption of the Notes during the second quarter 2005, the balance of our outstanding Notes was $75.0 million.

Loss on Debt Retirement
In May 2005, the Company called the remaining $75.0 million of the Notes for redemption and the holders of the Notes elected to convert the notes into 15.0 million shares of common stock rather than have the Notes redeemed. The Company made a make-whole interest payment of approximately 0.3 million shares resulting in a charge of $2.4 million during the second quarter 2005. As of June 30, 2005, the Notes have been fully converted and the Company currently has no long term debt.
Loss (Gain) in Foreign Currency
During the three and six months ended June 30, 2006, we recorded foreign currency gains of approximately $0.8 million and $1.1 million, respectively, and compares to gains of $1.1 million and $0.1 million for the same periods in 2005. The gains losses are primarily driven by the fluctuation of the value of the euro, as compared to the U.S. dollar, as we had several European customers whose receivables and collections are denominated in euros. We have implemented a hedging strategy to mitigate the monetary exchange fluctuations from the time of invoice to the time of payment, and have occasionally entered into forward contracts based on a percentage of expected foreign currency receipts.
Interest Income
Interest income during the three and six months ended June 30, 2006 was $2.1 million and $3.6 million respectively. During the same periods in 2005, interest income was $0.7 million and $1.3 million, respectively. The income reflects interest earned on cash, cash equivalents and short term investments, which increased year over year by approximately $100.0 million, thus resulting in higher interest income.
Other Expense (Income), Net
Other expense (income), net, for the three and six months ended June 30, 2006 was $0.1 million and $0.2 million, respectively. During the same periods in 2005, the other expense (income), net, was approximately $0.2 million and $0.3 million, respectively.
Income Taxes
The Company records its quarterly income tax provision in accordance with APB 28, Interim Financial Reporting and FIN 18, Accounting for Income Taxes in Interim Periods. In accordance with these standards, the Company determines its current income tax provision based upon a comparison of its year-to-date actual results to its estimated results for the calendar year. The Company determines its deferred tax provision, prior to its assessment of changes to its valuation allowance, based upon the actual change in its deferred tax assets for the period.
As of June 30, 2006, the Company continues to maintain a full valuation allowance on its net deferred tax assets. The Company continually reviews the adequacy of the valuation allowance and recognizes the benefits of deferred tax assets only as the reassessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with SFAS No. 109, Accounting for Income Taxes. Applying such standard as of June 30, 2006, the Company does not believe it is more likely than not that the deferred tax assets will be recognized. In reaching this determination, the Company believes that its history of cumulative losses over the past three calendar years outweighs other positive evidence that it is more likely than not that the Company’s deferred tax assets will be recognized. Except for that portion of the Company’s valuation allowance related to net operating loss carryforwards resulting from stock option exercises and restricted stock award deductions (hereinafter, “share-based payments”), the treatment of which is more fully described below, the release of the valuation allowance in connection with a change in judgment with respect to the recovery of a particular deferred tax asset will be recorded as a benefit to the Company’s income tax provision.
As of December 31, 2005 the Company’s total federal net operating loss carryforwards of $114.3 million included tax deductions of approximately $26.1 million related to share-based payments. The income tax benefits associated with the recognition of the share-based payment portion of the net operating loss carryforward will be credited to stockholder’s equity when such portion of the net operating loss carryforwards is utilized. The portion of the net operating loss carryforwards related to share-based payments will be utilized after all other deductions comprising the total net operating loss carryover.
Hypothetically, if the Company were to continue to generate taxable income at the same rate that it did in the first half of 2006, the Company would begin to pay tax, on a cash basis, at an effective rate of about 38.5% some time in the first half of 2007, most likely towards the end of the second quarter. Further, in computing income tax expense under the guidance of SFAS No. 109, the benefit of the net operating losses, excluding those attributable to share-based payments, are to be fully utilized before the benefit of any share-based payments is utilized. The benefit of the non share-based payments are recorded as a component of the income tax provision, while the benefit of the share-based payments are recorded as an increase in stockholder’s equity, as described above. As a result, the Company would begin to record income tax expense at an effective rate of about 38.5% before it has utilized all of its net operating losses on a cash tax basis, most likely in the first quarter of 2007.
Financial Liquidity and Capital Resources
Overview
One of our key strategies is to maintain and improve our capital structure. The key metrics we focus on are summarized in the table below:
Liquidity & Capital Resources Data

	Six Months Ended June 30,
	2006	2005
	(in millions, except DSO and turns)
Key Working Capital Items
Cash provided by operating activities	$63.0	$(2.2)
Cash, cash equivalents, and short-term investments	$197.2	$97.2
Accounts receivable, net	$104.1	$87.9
Days Sales Outstanding (“DSOs”)	40	44
Inventory	$91.8	$80.9
Inventory turns	6.0	5.1
Inventory & Accounts Receivable
We place a strong emphasis on working capital management, particularly with respect to accounts receivable and inventory. We use turns to evaluate inventory management and days sales outstanding, or DSOs, to evaluate accounts receivable management. As the table above indicates, we have improved our performance, particularly as evidenced by the year-to-date 2006 inventory turns of 6.5 and DSOs of 41 days.
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
Summary of Current Liquidity Position and Potential for Future Capital Raising
We believe our current liquidity position, including approximately $197.2 million of cash, cash equivalents, and short-term investments on hand as of June 30, 2006, together with the prospects for continued generation of cash from operations, are adequate for our short- and medium-term business needs. However, a key part of our overall long-term strategy is likely to involve additional acquisitions and we regularly review acquisition opportunities. Either in order to be prepared to make acquisitions generally or in connection with particular acquisitions, we may raise capital through private, or public, share, debt or convertible debt offerings. We believe we have the ability to access the capital markets upon commercially reasonable terms.
Commitments
Our contractual obligations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005. There has been no material change to our contractual obligations during the first half of 2006.
Cash Flow
Below is a table setting forth the key line items of our Consolidated Statements of Cash Flows (in millions):

	For the Six Months Ended
	June 30,
	2006	2005
Cash provided by operating activities	$63.0	$(2.2)
Cash provided by investing activities	20.3	72.8
Cash provided by financing activities	8.6	1.4

Net increase in cash	$91.9	$72.1

Operating Activities:
Below are the key line items affecting cash from operating activities (in millions):

	For the Six Months Ended
	June 30,
	2006	2005
Net income after non-cash adjustments	$53.4	$21.2
(Increase)/Decrease in accounts receivable	(21.0)	(31.5)
(Increase)/Decrease in inventory	22.1	12.1
All other — net	8.5	(3.9)

Cash provided by operating activities	$63.0	$(2.1)

•	Our inventory levels decreased in the first half of 2006 as we had fewer E-MTAs on hand as compared to the end of 2005. Our customers modestly reduced their purchases in the fourth quarter of 2005 leaving us with a higher than expected level of inventory at year end. This corrected itself in the first half of 2006. Our inventory turns for the first half of 2006 were 6.0, as compared to turns of 5.1 for the same period in 2005.

•	Our accounts receivable level increased in both periods reflecting higher sales. We continue to enjoy strong DSO performance. Our DSO was 40 days for the first half of 2006 as compared to DSO of 44 days for the same period in 2005.

Investing Activities:
Below are the key line items affecting investing activities (in millions):

	For the Six Months Ended
	June 30,
	2006	2005
Capital expenditures	$(3.9)	$(4.9)
Purchases of short-term investments	(51.9)	(5.0)
Disposals of short-term investments	76.2	83.0
Other	—	(0.3)

Cash provided by (used in) investing activities	$20.3	$72.8

     Capital Expenditures —
Capital expenditures are mainly for test equipment and computing equipment. We anticipate investing approximately $10.0 million in fiscal year 2006.
     Purchases/Disposals of Short-Term Investments —
This represents purchases and disposals of auction rate securities held as short-term investments.
     Other —
This represents cash investments we made in 2005 in cXm Broadband, a private company.
Financing Activities:
Below are the key line items affecting our financing activities (in millions):

	For the Six Months Ended
	June 30,
	2006	2005
Excess tax benefits from stock-based compensation plans	$0.4	$—
Proceeds from issuance of stock and other	8.2	1.4

Cash provided by financing activities	$8.6	$1.4

Cash provided from financing activities for both quarters presented is primarily related to the exercise of stock options by employees.
Interest Rates
As of June 30, 2006, we did not have any floating rate indebtedness or outstanding interest rate swap agreements.
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
As of June 30, 2006, we had 17.7 million euros of option contracts outstanding that expire in 2006 and 8.8 million euros of option contracts that expire in 2007. During the second quarter of 2006, we recognized a net loss of $61 thousand related to option contracts expiring in the quarter.

Financial Instruments
In the ordinary course of business, we, from time to time, will enter into financing arrangements, such as letters of credit, with customers. These agreements could include the granting of extended payment terms that result in longer collection periods for accounts receivable and slower cash inflows from operations and/or could result in the deferral of revenue. As of June 30, 2006 and December 31, 2005, we had approximately $6.1 million outstanding at the end of each period under letters of credit that were cash collateralized. The cash collateral is reported as restricted cash.
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
Investments
We offered a deferred compensation arrangement, which allowed certain employees to defer a portion of their earnings and defer the related income taxes. As of December 31, 2004, the plan was frozen and no further contributions are allowed. The deferred earnings are invested in a “rabbi trust,” and are accounted for in accordance with Emerging Issues Task Force Issue No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested. A rabbi trust is a funding vehicle used to protect deferred compensation benefits from various events (but not from bankruptcy or insolvency). At June 30, 2006 and December 31, 2005, ARRIS had an accumulated unrealized gain related to the rabbi trust of approximately $1.2 million and $1.1 million, respectively, included in other comprehensive income.
Capital Expenditures
Capital expenditures are made at a level designed to support the strategic and operating needs of the business. ARRIS’ capital expenditures were $3.9 million in the first half of 2006 as compared to $4.9 million in the first half of 2005. ARRIS had no significant commitments for capital expenditures at June 30, 2006. Management expects to invest approximately $10.0 million in capital expenditures for the fiscal year 2006.
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
Prior to the adoption of SFAS No. 123R, ARRIS used the Black-Scholes option valuation model to estimate the fair value of an option on the date of grant for pro forma purposes. Upon adoption of SFAS No. 123R, ARRIS elected to continue to use the Black-Scholes model; however, it engaged an independent third party to assist the Company in determining the Black-Scholes weighted average inputs utilized in the valuation of options granted subsequent to July 1, 2005. Prior to the adoption of SFAS No. 123R, the Company estimated the expected volatility based exclusively on historical stock prices of ARRIS common stock over a period of time. Under SFAS No. 123R, the volatility factors are based upon a combination of historical volatility over a period of time and estimates of implied volatility based on traded option contracts on ARRIS common stock. The change in estimating volatility was made because the Company felt that the inclusion of the implied volatility factor was a more accurate estimate of the stock’s future performance. The expected term of the awards granted are based upon a weighted average life of exercise activity of the grantee population. The risk-free interest rate is based upon the U.S. treasury strip yield at the grant date, using a remaining term equal to the expected life. The expected dividend yield is 0%, as the Company has not paid cash dividends on its common stock since its inception. In calculating the stock compensation expense, ARRIS applies an estimated post-vesting forfeiture rate based upon historical rates.
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
As of June 30, 2006, there was approximately $19.3 million of total unrecognized compensation cost related to unvested share-based awards granted under the Company’s incentive plans. This compensation cost is expected to be recognized over a weighted-average period of 3.1 years.
Critical Accounting Estimates
The accounting and financial reporting policies of the Company are in conformity with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management has discussed the development and selection of the Company’s critical accounting estimates with the audit committee of the Company’s Board of Directors and the audit committee has reviewed the Company’s related disclosures. Our critical accounting policies and estimates are disclosed extensively in our Form 10-K for the year ended December 31, 2005, as filed with the SEC. Our critical accounting estimates have not changed in any material respect nor have we adopted any new critical policies during the six months ended June 30, 2006.
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
We have certain international customers who are billed in their local currency. Changes in the monetary exchange rates may adversely affect our results of operations and financial condition. To manage the volatility relating to these typical business exposures, we may enter into various derivative transactions, when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. The euro and the yen are the predominant currencies of those customers who are billed in their local currency. Taking into account the effects of foreign currency fluctuations of the euro and the yen versus the dollar, a hypothetical 10% weakening of the U.S. dollar (as of June 30, 2006) would provide a gain on foreign currency of approximately $0.8 million. Conversely, a hypothetical 10% strengthening of the U.S. dollar would provide a loss on foreign currency of approximately $0.8 million. As of June 30, 2006, we had no material contracts, other than accounts receivable, denominated in foreign currencies.
We regularly review our accounts receivable in foreign currency and enter into derivative contracts when appropriate. As of June 30, 2006, we had option collars outstanding with notional amounts totaling 26.5 million euros, which mature through 2007.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Currently, ARRIS is a party in two related proceedings pending in federal court in Texas and California. ARRIS has sought to clarify its intellectual property rights to the following four United States Patents: No. Re 35,774 (revised no. 5,347,304); No. 5,586,121; No. 5,818, 845; and No. 5,828,655 (the “Patents”). In both suits, ARRIS is seeking that the court declare that it has a nonexclusive license to, and has the ability to gain ownership rights in, the Patents. ARRIS’ allegations are based on the provisions of a January 11, 1999, license agreement (“License Agreement”) between the Patents’ former owner, Hybrid Networks, Inc. (“HNI”), and ARRIS’ predecessor in interest, Com21, Inc. (“Com21”). The License Agreement, which bound both parties’ successors, provided Com21 with a nonexclusive license to use, and a right-of-first-refusal to purchase the Patents. Subsequently, ARRIS purchased certain assets of Com21, including all of Com21’s IP assets for the cable modem termination systems business, which, ARRIS has now alleged, includes the rights under the License Agreement. Thus, ARRIS has argued in both cases that it has succeeded to Com21’s licensing and ownership rights to the Patents under the terms of the License Agreement. HNI has sued or has made other claims against other customers of ours, and these customers either have or are expected to request indemnification from us.
The cases are summarized as follows:
Hybrid Patents, Inc. v. Charter Communications, Inc., Case No. 2:05-CV-436 (E.D. Tex). Charter Communications, Inc. (“Charter”) is one of ARRIS’ customers, in ARRIS’ business of selling cable modem termination systems. Hybrid Patents, Inc. (“Hybrid Patents”) claims that it succeeded in interest as owner of the Patents from HNI. On September 13, 2005, Hybrid Patents sued Charter in this case for infringement of the Patents. Charter responded by bringing a third-party claim for indemnification against ARRIS and nine of Charter’s other suppliers, alleging that ARRIS and/or the other suppliers were responsible for any infringement due to products which infringed the Patents that any or all of them sold to Charter. After ARRIS answered, and filed a third-party claim against Hybrid Patents in which ARRIS asserted its rights to the Patents, Hybrid Patents brought a third-party claim for direct and contributory patent infringement against ARRIS. ARRIS has denied, and will continue to deny, that it is liable for any patent infringement claims. The Texas court is currently considering a motion to transfer the case to the California jurisdiction, brought by Charter and ARRIS.
ARRIS International, Inc. v. Hybrid Patents, Inc., Hybrid Networks, Inc., HYBR Wireless Industries, Inc., London Pacific Life & Annuity Company, and Carol Wu, Trustee of the Estate of Com21, Inc. , Case No. 03-54533MM, Chapter 7, Adversary Proceeding in Bankruptcy, Adv. No. 06-5098MM (Bankr. N.D. Cal.). ARRIS brought this claim after learning that its customer, Charter, was being sued for infringement of the Patents in Texas, but before being joined as a party in the Texas litigation. In this suit, ARRIS seeks that the bankruptcy court declare that Com21 passed all of its rights under the License Agreement to its successor in interest, ARRIS, and that ARRIS thus has a nonexclusive license to, and ownership rights in, the Patents. The court is currently considering a motion to dismiss the case, and a motion to transfer the case to the Texas jurisdiction, brought by Hybrid Patents, HYBR Wireless Industries, Inc., and London Pacific Life & Annuity Company.

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
Several of our customers have accumulated significant levels of debt. In addition, the bankruptcy filing of Adelphia in June 2002 has further heightened concerns in the financial markets about the domestic cable industry. This concern, coupled with the current uncertainty and volatility in the capital markets, has affected the market values of domestic cable operators and may restrict their access to capital. Even if the financial health of our customers improves, we cannot assure you that these customers will be in a position to purchase new equipment at levels we have seen in the past.
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
We routinely consider acquisitions of, or investments in, other businesses, including acquisitions that could be very significant relative to the size of our business. There are a number of risks attendant to any acquisition, including the possibility that we will overvalue the assets to be purchased, that we will not be able to successfully integrate the acquired business or assets, and that we will not be able to produce the expected level of profitability from the acquired business or assets. In addition, we might incur substantial indebtedness in order to finance an acquisition, which could require substantial payments in the future, and we might issue common stock or other securities to pay for an acquisition, in which event the acquisition may ultimately prove to be dilutive to our current stockholders. As a result, the impact of any acquisition on our future performance may not be as favorable as expected and actually may be adverse.
Our business has primarily come from several key customers. The loss of one of these customers or a significant reduction in services to one of these customers would have a material adverse effect on our business.
Our four largest customers (including their affiliates, as applicable) are Comcast, Cox Communications, Liberty Media International, and Time-Warner Cable. For the six months ended June 30, 2006, sales to Comcast accounted for approximately 34.8%, sales to Cox Communications accounted for approximately 12.3% of our total revenues, sales to Liberty Media International accounted for approximately 12.4%, and sales to Time-Warner Cable accounted for approximately 9.5%. The loss of any of these customers, or one of our other large customers, or a significant reduction in the products or services provided to any of them would have a material adverse impact on our business.
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
The telecommunications industry has experienced the consolidation of many industry participants, and this trend may continue. For instance, in November 2005, Cox Communications announced a definitive agreement to sell some of its cable television systems to Cebridge Connections. Also, in April 2005, Adelphia announced that its assets were going to be acquired by Comcast and Time Warner; this transaction was completed in July 2006. When consolidations occur, it is possible that the acquirer will not continue using the same suppliers, thereby possibly resulting in an immediate or future elimination of sales opportunities for us or our competitors, depending upon who had the business initially. Consolidations also could result in delays in purchasing decisions by the merged businesses. The purchasing decisions of the merged companies could have a material adverse effect on our business.
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
Our future success depends in part upon our proprietary technology, product development, technological expertise and distribution channels. We cannot predict whether we can protect our technology or whether competitors can develop similar technology independently. We have received and may continue to receive from third parties, including some of our competitors, notices claiming that we have infringed upon third-party patents or other proprietary rights. We are currently a party in proceedings in federal court and in Texas, in which one of our customers has been sued for patent infringement and has sued us and several other suppliers for indemnification, and we may become involved in similar litigation involving other customers. Any of these claims, whether with or without merit, could result in costly litigation, divert the time, attention and resources of our management, delay our product shipments, or require us to enter into royalty or licensing agreements. If a claim of product infringement against us is successful and we fail to obtain a license or develop non-infringing technology, our business and operating results could be materially and adversely affected.
Item 4. Submission of Matters to a Vote of Security Holders
At the Annual Meeting of Shareholders of ARRIS Group, Inc., held on May 24, 2006:
An election of seven Directors was held, and the shares so present were voted as follows for the election of each of the following:

	Number of	Number of
	Shares Voted For	Shares Withheld
Alex B. Best	99,833,958	901,458
Harry L. Bosco	99,832,932	902,484
John Anderson Craig	100,065,327	670,089
Matthew B. Kearney	100,063,627	671,789
William H. Lambert	91,180,089	9,555,327
John R. Petty	97,546,091	3,189,325
Robert J. Stanzione	97,777,871	2,957,545
A proposal was made to approve performance goals with respect to the Company’s 2001 Stock Incentive Plan, and the shares so present were voted as follows:

	Number of Shares	Number of Shares	Number of Shares
	Voted For	Voted Against	Abstain

Approval of performance goals with respect to the 2001 Stock Incentive Plan	94,894,365	5,747,427	93,624
A proposal was made to approve performance goals with respect to the Company’s 2004 Stock Incentive Plan, and the shares so present were voted as follows:

	Number of Shares	Number of Shares	Number of Shares
	Voted For	Voted Against	Abstain

Approval of performance goals with respect to the 2004 Stock Incentive Plan	95,326,767	5,312,245	96,404
A proposal was made to approve performance goals with respect to the Company’s Management Incentive Plan, and the shares so present were voted as follows:

	Number of Shares	Number of Shares	Number of Shares
	Voted For	Voted Against	Abstain

Approval of performance goals with respect to the Management Stock Incentive Plan	96,721,980	3,913,195	100,241
A proposal was made to approve the retention of Ernst & Young LLP as the independent registered public accounting firm for ARRIS Group, Inc. for 2006, and the shares so present were voted as follows:

	Number of Shares	Number of Shares	Number of Shares
	Voted For	Voted Against	Abstain

Approval of the retention of Ernst & Young LLP	97,804,411	2,851,749	79,256

Item 6. EXHIBITS

Exhibit No.	Description of Exhibit
21	ARRIS Group Inc. & Subsidiaries
31.1	Section 302 Certification of Chief Executive Officer, filed herewith
31.2	Section 302 Certification of Chief Financial Officer, filed herewith
32.1	Section 906 Certification of Chief Executive Officer, filed herewith
32.2	Section 906 Certification of Chief Financial Officer, filed herewith

SIGNATURES
Pursuant to the requirements the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARRIS GROUP, INC.

/s/ David B. Potts
David B. Potts
Executive Vice President, Chief Financial Officer, Chief Accounting Officer, and Chief Information Officer
Dated: August 2, 2006