Form 10-Q
period 2006-09-30
ARRIS GROUP INC
filed 2006-11-02
CIK 1141107

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
For the quarter ended September 30, 2006
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
As of October 31, 2006, 107,818,166 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

ARRIS GROUP, INC.
FORM 10-Q
For the Three and Nine Months Ended September 30, 2006

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
ARRIS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$179,971	$75,286
Short-term investments, at fair value	30,000	54,250

Total cash, cash equivalents and short-term investments	209,971	129,536
Restricted cash	6,126	6,073
Accounts receivable (net of allowances for doubtful accounts of $2,832 in 2006 and $3,729 in 2005)	120,740	83,540
Other receivables	5,621	286
Inventories, net	101,062	113,909
Prepaid assets	3,751	10,945
Other current assets	2,435	4,331

Total current assets	449,706	348,620
Property, plant and equipment (net of accumulated depreciation of $75,938 in 2006 and $69,309 in 2005)	25,338	25,557
Goodwill	150,569	150,569
Intangibles (net of accumulated amortization of $106,775 in 2006 and $106,200 in 2005)	345	920
Investments	3,438	3,321
Other assets	641	416

	$630,037	$529,403

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,440	$35,920
Accrued compensation, benefits and related taxes	19,630	20,424
Accrued warranty	8,582	8,479
Other accrued liabilities	28,371	20,633

Total current liabilities	101,023	85,456
Accrued pension	11,947	12,636
Other long-term liabilities	5,589	5,594

Total liabilities	118,559	103,686
Stockholders’ equity:
Preferred stock, par value $1.00 per share, 5.0 million shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share, 320.0 million shares authorized; 107.8 million and 105.6 million shares issued and outstanding in 2006 and 2005, respectively	1,086	1,069
Capital in excess of par value	747,721	732,405
Accumulated deficit	(233,519)	(305,555)
Unrealized gain on marketable securities	1,219	1,077
Unfunded pension losses	(4,618)	(4,618)
Unrealized gain (loss) on derivatives	(227)	1,523
Cumulative translation adjustments	(184)	(184)

Total stockholders’ equity	511,478	425,717

	$630,037	$529,403

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data and percentages)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	$228,646	$200,957	$656,980	$499,082
Cost of sales	165,467	145,979	473,554	366,230

Gross margin	63,179	54,978	183,426	132,852
Gross margin %	27.6%	27.4%	27.9%	26.6%
Operating expenses:
Selling, general and administrative expenses	21,524	20,070	64,523	53,803
Research and development expenses	16,066	15,954	50,460	45,091
Restructuring and impairment charges	4	34	347	430
Amortization of intangibles	138	218	575	993

Total operating expenses	37,732	36,276	115,905	100,317
Operating income	25,447	18,702	67,521	32,535
Other expense (income):
Interest expense	27	11	50	2,033
Loss on debt retirement	—	—	—	2,372
Loss (gain) on investments	32	(60)	29	15
Interest income	(2,756)	(777)	(6,357)	(2,099)
Loss (gain) in foreign currency	201	288	(943)	145
Other expense	68	83	269	366

Income from continuing operations before income taxes	27,875	19,157	74,473	29,703
Income tax expense	1,328	307	2,562	242

Net income from continuing operations	26,547	18,850	71,911	29,461
Income (loss) from discontinued operations	15	(30)	124	56

Net income	$26,562	$18,820	$72,035	$29,517

Net income per common share —
Basic:
Income from continuing operations	$0.25	$0.18	$0.67	$0.31
Income from discontinued operations	0.00	0.00	0.00	0.00

Net income	$0.25	$0.18	$0.67	$0.31

Diluted:
Income from continuing operations	$0.24	$0.18	$0.66	$0.31
Income from discontinued operations	0.00	0.00	0.00	0.00

Net income	$0.24	$0.18	$0.66	$0.31

Weighted average common shares:
Basic	107,678	104,434	107,007	93,768

Diluted	109,090	107,049	109,311	95,368

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Operating activities:
Net income	$72,035	$29,517
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	7,235	7,941
Amortization of intangibles	575	993
Equity compensation expense	7,068	4,341
Excess tax benefits from stock-based compensation plans	(538)	—
Amortization of deferred finance fees	—	305
Provision for doubtful accounts	(248)	(355)
Gain related to previously written off receivables	(1,573)	—
Loss (gain) on disposal of fixed assets	(2)	131
Loss on investments	32	75
Loss on debt retirement	—	2,372
Impairment of long-lived assets	—	291
Gain on discontinued product lines	(124)	(56)
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(37,515)	(39,525)
Other receivables	(5,335)	(467)
Inventory	12,847	2,824
Accounts payable and accrued liabilities	15,590	(7,249)
Other, net	7,162	(10,242)

Net cash provided by (used in) operating activities	77,209	(9,104)

Investing activities:
Purchases of property, plant and equipment	(7,080)	(7,555)
Cash proceeds from sale of property, plant and equipment	22	40
Cash paid for acquisition, net of cash acquired	—	(89)
Purchases of short-term investments	(51,900)	(51,250)
Disposals of short-term investments	76,150	83,032
Purchases of equity investments	—	(259)

Net cash provided by investing activities	17,192	23,919

Financing activities:
Excess tax benefits from stock-based compensation plans	538	—
Proceeds from issuance of common stock and other	9,746	8,307

Net cash provided by financing activities	10,284	8,307
Net increase in cash and cash equivalents	104,685	23,122
Cash and cash equivalents at beginning of period	75,286	25,072

Cash and cash equivalents at end of period	$179,971	$48,194

Noncash investing and financing activities
Net tangible assets acquired, excluding cash	$—	799
Investment in acquired company	—	(1,325)
Net liabilities assumed	—	(76)
Intangible assets acquired	—	691

Cash paid for acquisition, net of cash acquired	$—	89

Equity issued in exchange for 4½% convertible subordinate notes due 2008	$—	$75,000

Equity issued for make-whole interest payment — 4½% convertible subordinated notes due 2008	$—	$2,372

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
Note 2. Impact of Recently Issued Accounting Standards
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. Effective for the fiscal year ending 2006, the Company will be required to fully recognize the funded status of its defined benefit plan and provide required disclosures. Effective for the fiscal year ending 2008, the Company will be required to measure each plan’s assets and liabilities as of the end of the fiscal year instead of the Company’s current measurement date of September 30. The Company is currently evaluating the impact of adopting SFAS No. 158 on its financial statements.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement provides guidance with respect to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements; however, for some entities, the application of SFAS No. 157 will change current practice. The provisions of SFAS No. 157 are effective as of January 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial statements.
In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance regarding the consideration given to prior year misstatements when determining materiality in current year financial statements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. When applicable, the Company will evaluate the impact of SAB No. 108 on its consolidated financial statements.
In July 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements the impact of certain tax positions, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.
In June 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation). This standard allows companies to present in their statements of income any taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions between a seller and a customer, such as sales, use, value-added and some excise taxes, on either a gross (included in revenue and costs) or a net (excluded from revenue) basis. This standard is effective for interim periods beginning after December 15, 2006. The Company presents these transactions on a net basis, and therefore the adoption of this standard will have no impact on its financial statements.
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
The following table compares the nine months ended September 30, 2006 and 2005, had the Company applied the provisions of SFAS No. 123R in the first and second quarters of 2005:

	Nine Months Ended September 30,
	(in thousands, except per share data)
	(unaudited)
	2006	2005
Net income as reported	$72,035	$29,517
Add: Stock-based employee compensation included in reported net income, net of taxes	7,068	4,341
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of taxes	(7,068)	(14,237	)*

Net income, pro forma	$72,035	$19,621

Net income per common share:

Basic — as reported	$0.67	$0.31

Basic — pro forma	$0.67	$0.21

Diluted — as reported	$0.66	$0.31

Diluted — pro forma	$0.66	$0.21

*	Includes approximately $5.7 million of expense related to the acceleration of “out-of-the-money” options in the second quarter of 2005.

Note 4. Pension Benefits
Components of Net Periodic Pension Benefit Cost

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
	(unaudited)
Service cost	$130	$114	$390	$344
Interest cost	370	353	1,108	1,060
Expected gain on plan assets	(282)	(261)	(844)	(784)
Amortization of prior service cost	120	119	358	358
Amortization of net (gain) loss	2	(34)	6	(103)

Net periodic pension cost	$340	$291	$1,018	$875

Employer Contributions
No minimum funding contributions are required in 2006; however, the Company made a voluntary contribution of $1.6 million during the third quarter 2006. During the three and nine months ended September 30, 2006, the total contributions to the plan, including the voluntary and recurring contributions, were $1.7 million and $1.7 million, respectively, compared to contributions of $0.8 million and $0.8 million for the same periods in 2005.
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
Information regarding the changes in ARRIS’ aggregate product warranty liabilities for the nine months ended September 30, 2006 is as follows (in thousands):

Balance at December 31, 2005	$8,479
Accruals related to warranties (including changes in estimates)	2,910
Settlements made (in cash or in kind)	(2,807)

Balance at September 30, 2006 (unaudited)	$8,582

Note 6. Restructuring and Impairment Charges
During 2001, the Company announced a restructuring plan to outsource the functions of most of its manufacturing facilities. As of September 30, 2006, approximately $0.4 million related to lease commitments remained in an accrual to be paid. ARRIS expects the remaining payments to be made by the end of October 2007 (end of lease).

During the first quarter of 2004, ARRIS consolidated two facilities in Georgia, giving the Company the ability to house many of its core technology, marketing, and corporate headquarters functions in a single building. This consolidation resulted in a restructuring charge of $6.2 million in the first quarter of 2004 related to lease commitments and the write-off of leasehold improvements and other fixed assets. As of September 30, 2006, approximately $2.2 million related to the lease commitments remained in the restructuring accrual to be paid. ARRIS expects the remaining payments to be made by the second quarter of 2009 (end of lease).

(in thousands)
Balance as of December 31, 2005	$3,121
First quarter payments	(380)
First quarter adjustments to accrual	228
Second quarter payments	(404)
Second quarter adjustments to accrual	(5)
Third quarter payments	(395)
Third quarter adjustments to accrual	—

Balance as of September 30, 2006 (unaudited)	$2,165

Note 7. Inventories
Inventories are stated at the lower of average cost, approximating first-in, first-out, or market. The cost of finished goods is comprised of material, labor, and overhead.
The components of inventory are as follows, net of reserves (in thousands):

	September 30,	December 31,
	2006	2005
	(unaudited)
Raw material	$904	$788
Finished goods	100,158	113,121

Total net inventories	$101,062	$113,909

Note 8. Property, Plant and Equipment
Property, plant and equipment, at cost, consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005
	(unaudited)
Land	$1,822	$1,822
Building and leasehold improvements	11,388	11,126
Machinery and equipment	88,066	81,918

	101,276	94,866
Less: Accumulated depreciation	(75,938)	(69,309)

Total property, plant and equipment, net	$25,338	$25,557

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

The carrying amount of goodwill at both September 30, 2006 and December 31, 2005 was $150.6 million.
The gross carrying amount and accumulated amortization of the Company’s intangible assets, other than goodwill, as of September 30, 2006 and December 31, 2005 are as follows (in thousands):

	September 30, 2006 (unaudited)			December 31, 2005
			Net			Net
	Gross	Accumulated	Book	Gross	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value
Existing technology acquired:
Arris Interactive L.L.C	$51,500	$(51,500)	—	$51,500	$(51,500)	$—
Cadant, Inc.	53,000	(53,000)	—	53,000	(53,000)	—
Com21	1,929	(1,929)	—	1,929	(1,527)	402
cXm Broadband	691	(346)	345	691	(173)	518

Total	$107,120	$(106,775)	$345	$107,120	$(106,200)	$920

Amortization expense recorded on the intangible assets listed in the above table for the three and nine months ended September 30, 2006 was $0.1 million and $0.6 million, respectively, and compares to expense of $0.2 million and $1.0 million, respectively, for the same periods in 2005. The estimated remaining amortization expense for the next five fiscal years is as follows (in thousands):

2006	$57
2007	$230
2008	$58
2009	$—
2010	$—
Note 10. Long-Term Obligations
As of both September 30, 2006 and December 31, 2005, the Company had approximately $6.1 million outstanding under letters of credit, which are cash collateralized and classified as restricted cash on the Consolidated Balance Sheets.
As of September 30, 2006, the Company had approximately $17.5 million of other long-term liabilities, which included $11.9 million related to its accrued pension, $3.4 million related to its deferred compensation obligations, and deferred rental expense of $2.2 million related to landlord funded leasehold improvements. As of December 31, 2005, the Company had approximately $18.2 million of other long-term liabilities, which included $12.6 million related to its accrued pension, $3.2 million related to its deferred compensation obligations, $2.3 million related to deferred rental expense for landlord funded leasehold improvements, and $0.1 million related to security deposits received.
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

Note 11. Comprehensive Income
Total comprehensive income represents the net change in stockholders’ equity during a period from sources other than transactions with stockholders. For ARRIS, the components of total comprehensive income include the unrealized gain on marketable securities, unrealized gain (loss) on derivative instruments qualifying for hedge accounting, and foreign currency translation adjustments. The components of comprehensive income for the three and nine months ended September 30, 2006 and 2005 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
		(unaudited)
	2006	2005	2006	2005
Net income	$26,562	$18,820	$72,035	$29,517
Changes in the following equity accounts:
Unrealized gain on marketable securities	54	137	142	269
Unrealized gain (loss) on derivative instruments	616	991	(1,750)	991
Translation adjustment	—	—	—	(1)

Comprehensive income	$27,232	$19,948	$70,427	$30,776

Note 12. Sales Information
The Company’s four largest customers (including their affiliates, as applicable) are Comcast, Cox Communications, Liberty Media International and Time-Warner Cable. Over the past year, the affiliates included in revenue have changed as a result of mergers and acquisitions. Therefore, the revenue for ARRIS’ customers for prior periods has been adjusted to include, on a comparable basis, the affiliates currently understood to be under common control. A summary of sales to these customers for the three and nine month periods ended September 30, 2006 and 2005 are set forth below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		(unaudited)
	2006	2005	2006	2005
Comcast	$98,841	$50,447	$248,017	$106,105
% of sales	43.2%	25.1%	37.8%	21.3%

Liberty Media International	19,730	25,930	70,106	74,480
% of sales	8.6%	12.9%	10.7%	14.9%

Cox Communications	20,645	33,953	73,486	88,328
% of sales	9.0%	16.9%	11.2%	17.7%

Time-Warner Cable	17,087	23,197	57,765	60,499
% of sales	7.5%	11.5%	8.8%	12.1%
No other customer provided more than 10% of total sales for the three and nine months ended September 30, 2006 and 2005.
The Company operates globally and offers products and services that are sold to cable system operators and telecommunications providers. The Company’s products and services are focused in two categories: Broadband and Supplies & Customer Premises Equipment (“CPE”). Service revenue is included in these categories and is immaterial. Consolidated revenue by principal product and service for the three and nine months ended September 30, 2006 and 2005 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		(unaudited)
	2006	2005	2006	2005
Broadband	$87,636	$81,263	$271,823	$222,148
Supplies & CPE	141,010	119,694	385,157	276,934

Total sales	$228,646	$200,957	$656,980	$499,082

ARRIS sells its products primarily in the United States. The Company’s international revenue is generated from Asia Pacific, Europe, Latin America and Canada. The Asia Pacific market primarily includes China, Japan, Korea, Singapore, and Taiwan. The European market primarily includes Austria, Belgium, France, Germany, the Netherlands, Norway, Poland, Portugal, Spain, Sweden and Switzerland. The Latin American market primarily includes Argentina, Brazil, Chile, Mexico, and Puerto Rico. Sales to international customers were approximately $54.4 million, or 23.8% of total sales and $163.5 million, or 24.9% of total sales for the three and nine months ended September 30, 2006. International sales during the same periods in 2005 were $52.4 million, or 26.1% of total sales, and $132.3 million, or 26.5% of total sales.
As of September 30, 2006, ARRIS held approximately $2.7 million of assets in Ireland (related to its Com21 facility), comprised of $1.8 million of cash, $0.8 million of fixed assets and $0.1 million of other current assets. As of December 31, 2005, ARRIS held approximately $2.2 million of assets in Ireland, comprised of $1.3 million of cash and $0.9 million of fixed assets.
Note 13. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the periods indicated (in thousands except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		(unaudited)
	2006	2005	2006	2005
Basic:
Income from continuing operations	$26,547	$18,850	$71,911	$29,461
Income (loss) from discontinued operations	15	(30)	124	56

Net income	$26,562	$18,820	$72,035	$29,517

Weighted average shares outstanding	107,678	104,434	107,007	93,768

Basic earnings per share	$0.25	$0.18	$0.67	$0.31

Diluted:
Income from continuing operations	$26,547	$18,850	$71,911	$29,461
Income (loss) from discontinued operations	15	(30)	124	56

Net income	$26,562	$18,820	$72,035	$29,517

Weighted average shares outstanding	107,678	104,434	107,007	93,768
Net effect of dilutive equity awards	1,412	2,615	2,304	1,600

Total	109,090	107,049	109,311	95,368

Diluted earnings per share	$0.24	$0.18	$0.66	$0.31

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Our long-term goal is to continue to increase our position as a leading worldwide provider of broadband access products and services. Our primary market and focus is cable providers, or MSOs. To achieve this goal, we have implemented a long-term business strategy that includes the following key elements:
•	Transition to VoIP with an “Everything IP, Everywhere” philosophy and build on current market successes;

•	Leverage our current voice and data business;

•	Strengthen and grow our supplies infrastructure distribution channel;

•	Expand our existing product/services portfolio through internal developments, partnerships and acquisitions; and

•	Maintain and improve an already strong capital and expense structure.
Below is a summary of some of our key year-to-date highlights and trends:
•	Our sales, net income, cash from operating activities, and earnings per share have improved significantly as compared to the same period in 2005.

	Nine Months Ended September 30,
	(in millions)
	2006	2005	Increase
Sales	$657.0	$499.1	$157.9
Net income	$72.0	$29.5	$42.5
Cash provided by (used in) operating activities	$77.2	$(9.1)	$86.3
•	The VoIP market continued to grow as MSOs continued their rollout of IP telephony. We leveraged our existing market position in IP-based telephony with product offerings to increase sales of both EMTA and CMTS products.

•	We expect demand for CMTS products will continue to increase in future periods as new services and competition between our customers and their competitors intensifies the need to provide ever faster download speeds requiring added CMTS capacity and features.

•	In the third quarter of 2006, we announced that we commenced shipping our C4 CMTS to Time Warner, a key new account for this product.

•	We experienced substantial growth in EMTA unit sales and revenues year over year and we anticipate continued growth in the fourth quarter of 2006. The rate of future growth for EMTA sales is expected to be lower than what we have experienced to date as many of our customers have now passed through the initial launch stage. Our ultimate level of sales of EMTAs will be affected by, but not limited to, such factors as the success our customers have marketing IP telephony to their subscribers in the future, the success our customers have retaining their IP telephony subscribers in the future, competitive factors affecting our market share including price, and the timing and success of new product introductions.

•	Sales of our CBR products, consistent with the expectation that we previously disclosed, decreased significantly year over year and quarter over quarter as this product line nears the end of its life. We anticipate sales of CBR products to further decline in 2007 as end of life purchase orders are expected to be substantially fulfilled.

•	Gross margin percentage in the third quarter of 2006 was 27.6%, which compares to 29.0% in the second quarter of 2006. The decrease, consistent with the expectation that we previously disclosed, reflects a change in product mix as we sold less CBR product (which earns a higher than the company average gross margin) and more EMTAs (which earn a lower than the company average gross margin). Partially offsetting the mix impact was an increase in margins related to our EMTA products as we sold more of our new cost reduced product. We anticipate that our gross margins as a percent of sales will improve in the fourth quarter of 2006 as compared to the third quarter as we expect to sell proportionately more of our cost reduced 500-series EMTAs (which earn higher gross margins than the 400-series). The ultimate result is dependent upon several factors including, but not limited to: product mix, attainment of cost reductions, and competitive price pressure.

•	We anticipate that we will utilize all, or the vast majority, of our non-equity compensation related federal and state net operating Losses (“NOLs”) in 2006. As a result, we expect that in 2007 we will begin to record income tax expense at a full rate of approximately 38.5%. Depending upon our actual results for 2006, it is possible we may have insufficient non-equity compensation related NOLs to shelter all of our 2006 income. As a result, we may incur a higher tax expense in the fourth quarter of 2006 than we have predicted.

•	In the fourth quarter of 2006, we will be further analyzing the valuation allowance we have recorded to reduce our deferred tax assets to zero. We first recorded a valuation allowance in 2001 and have continued to adjust it so that the current value of our deferred tax assets remains zero. At the end of 2005, we continued to be in a three year cumulative loss position. Our projected income for the full year 2006 is expected to result in a three year cumulative positive net income position entering 2007. As a result, we anticipate that we may reverse a significant portion of our valuation allowance in the fourth quarter of 2006. At the end of the third quarter 2006, the valuation allowance was approximately $65.0 million. For further detail, see Income Taxes section below.
Significant Customers
The Company’s four largest customers (including their affiliates, as applicable) are Comcast, Cox Communications, Liberty Media International and Time-Warner Cable. Over the past year, the affiliates included in revenue have changed as a result of mergers and acquisitions. Therefore, the revenue for ARRIS’ customers for prior periods has been adjusted to include, on a comparable basis, the affiliates currently understood to be under common control. A summary of sales to these customers for the three and nine month periods ended September 30, 2006 and 2005, are set forth below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		(unaudited)
	2006	2005	2006	2005
Comcast	$98,841	$50,447	$248,017	$106,105
% of sales	43.2%	25.1%	37.8%	21.3%

Liberty Media International	19,730	25,930	70,106	74,480
% of sales	8.6%	12.9%	10.7%	14.9%

Cox Communications	20,645	33,953	73,486	88,328
% of sales	9.0%	16.9%	11.2%	17.7%

Time-Warner Cable	17,087	23,197	57,765	60,499
% of sales	7.5%	11.5%	8.8%	12.1%
No other customer provided more than 10% of total sales for the three and nine months ended September 30, 2006 and 2005.

Comparison of Operations for the Three and Nine Months Ended September 30, 2006 and 2005
Net Sales
The table below sets forth our net sales for the three and nine months ended September 30, 2006 and 2005, for each of our product categories (in millions):

	Net Sales				Increase Between 2006 and 2005
	Three Months		Nine Months		Three Months		Nine Months
	Ended September 30,		Ended September 30,		Ended September 30,		Ended September 30,
	2006	2005	2006	2005	$	%	$	%
Product Category:
Broadband	$87.6	$81.3	$271.8	$222.2	$6.3	7.7	$49.6	22.3
Supplies & CPE	141.0	119.7	385.2	276.9	21.3	17.8	108.3	39.1

Total sales	$228.6	$201.0	$657.0	$499.1	$27.6	13.7	$157.9	31.6

The table below sets forth our domestic and international sales for the three and nine months ended September 30, 2006 and 2005 (in millions):

	Net Sales				Increase Between 2006 and 2005
	Three Months		Nine Months		Three Months		Nine Months
	Ended September 30,		Ended September 30,		Ended September 30		Ended September 30
	2006	2005	2006	2005	$	%	$	%
Domestic	$174.2	$148.6	$493.5	$366.8	$25.6	17.2	$126.7	34.5
International	54.4	52.4	163.5	132.3	2.0	3.8	31.2	23.6

Total sales	$228.6	$201.0	$657.0	$499.1	$27.6	13.7	$157.9	31.6

Broadband Net Sales 2006 vs. 2005
During the three and nine months ended September 30, 2006, sales of our Broadband products increased by approximately 7.7% and 22.3%, respectively, as compared to the same periods from the prior year. These increases in Broadband sales resulted from several components:
•	Sales of our CMTS product increased in the three and nine months ended September 30, 2006 as compared to the same periods in 2005; most notable was an increase in CMTS volume to Comcast, among various other customers. It is also noteworthy that we continued to gain acceptance by new customers for our flagship C4 CMTS. In the third quarter 2006, we began shipping the C4 to Time Warner Cable.

•	Sales of our CBR voice products were down in the third quarter of 2006 as compared to the third quarter 2005 and also declined for the first nine months of 2006 as compared to the same period in 2005 as customers migrate to our newer VoIP products.
Sales of our Broadband products in the third quarter 2006 declined by $11.2 million from the second quarter 2006. As expected, we sold less CBR product which was partially offset by increased sales of CMTS equipment. We expect sales of CBR products will continue to decline in the fourth quarter of 2006 and during 2007 as customers complete their last time purchases of CBR products and the business migrates to a sustaining service business.
Supplies & CPE Net Sales 2006 vs. 2005
Supplies & CPE product sales increased by approximately 17.8% and 39.1% in the three and nine month periods ended September 30, 2006, as compared to the same periods in 2005. These increases reflect:
•	Increased sales of our EMTA product as operators ramped up deployment of VoIP. In the three and nine months ended September 30, 2006, we sold 1.3 million and 3.5 million EMTAs, respectively, in comparison to approximately 0.9 million and 1.8 million in the three and nine months 2005, respectively.

Consolidated Backlog and Book-to-Bill Ratio
Our order backlog was $122.0 million and book-to-bill ratio was 0.88 in the third quarter 2006, both of which declined modestly from the second quarter 2006. Two factors are contributing to this decline. First, we continue to fulfill orders which span multiple quarters for last time buys of our CBR product. Second, we continue to observe a shortening of the lead times for orders.
Gross Margin
The table below sets forth our gross margin for the three and nine months ended September 30, 2006 and 2005, for each of our product categories (in millions):

	Gross Margin $				Increase (Decrease) Between 2006 and 2005
	Three Months		Nine Months		Three Months		Nine Months
	Ended September 30,		Ended September 30,		Ended September 30		Ended September 30
	2006	2005	2006	2005	$	%	$	%
Product Category:
Broadband	$40.5	$28.4	$124.8	$81.9	$12.1	42.6	$42.9	52.4
Supplies & CPE	22.7	26.6	58.6	51.0	(3.9)	(14.7)	7.6	14.9

Total	$63.2	$55.0	$183.4	$132.9	$8.2	14.9	$50.5	38.0

The table below sets forth our gross margin percentages for the three and nine months ended September 30, 2006 and 2005, for each of our product categories:

	Gross Margin %				Increase (Decrease) Between 2006 and 2005
	Three Months		Nine Months		Three Months	Nine Months
	Ended September 30,		Ended September 30,		Ended September 30	Ended September 30
	2006	2005	2006	2005	Percentage Points
Product Category:
Broadband	46.2%	34.9%	45.9%	36.8%	11.3	9.1
Supplies & CPE	16.1%	22.2%	15.2%	18.4%	(6.1)	(3.2)
Total	27.6%	27.4%	27.9%	26.6%	0.2	1.3
Broadband Gross Margin 2006 vs. 2005
The increase in Broadband gross margin dollars and percentages for the three and nine months ended September 30, 2006 was related primarily to the following factors:
•	Gross margin dollars were affected by the quarter-over-quarter and year-over-year increase in Broadband sales, in particular our CMTS sales.

•	Gross margin percentages on Broadband products, in particular on CMTS products, increased as a result of product cost reductions. In the first half of 2005, our next generation DOCSIS 2.0 CMTS was in the process of being cost reduced. The initial margin percentages for this product were lower than historical margins due to higher initial product costs.
Despite the increases mentioned above, gross margin dollars of $40.5 million in the third quarter 2006 declined as compared to the second quarter 2006 gross margin dollars of $45.4 million. This decrease was the result of the decline in sales quarter over quarter, primarily due to the phase-out of our legacy CBR equipment.
Supplies & CPE Gross Margin 2006 vs. 2005
Supplies & CPE gross margin dollars for the three months ended September 30, 2006 decreased as compared to the same period in 2005; however, the year-to-date period in 2006 represented an increase over the gross margin dollars in 2005. These changes in gross margin dollars were related to the following factors:
•	Despite the increase in sales volume of EMTAs in the third quarter 2006 as compared to 2005, the gross margin dollars were negatively impacted by the mix of specific models of EMTAs sold, resulting in a lower gross margin percentage year over year.

•	The significant increase in sales of our EMTAs in the nine months ended September 30, 2006 as compared to the same period in 2005 resulted in the year-over-year increase in gross margin dollars.
Supplies & CPE gross margin percentages for the three and nine months ended September 30, 2006 decreased as compared to the same periods in 2005 as a result of the higher mix of EMTA sales in 2006. As previously disclosed, in late 2005 and early 2006 we negotiated long term contracts with some of our major customers. In order to secure these contracts, we elected to reduce the price of our 400-series EMTA in advance of the availability of our 500-series cost reduced EMTA. This had the effect of suppressing our Supplies & CPE gross margin percentage in the first nine months of 2006. Commencing in the third quarter of 2006, as we began to replace shipments of the 400-series product with the lower cost 500-series product, our gross margin percentage began to improve. We anticipate a substantially larger portion of our shipment in the fourth quarter will be the 500-series. Virtually all EMTA product shipped in the first quarter of 2007 is expected to be 500-series.
Gross margin dollars and percentages in the Supplies & CPE category in the third quarter 2006 increased sequentially over the second quarter 2006 as the proportion of 500-series EMTAs increased in the sales mix. Third quarter 2006 gross margin dollars increased by $4.4 million, as the gross margin percentage increased by 1.0 percentage point as compared to the second quarter of 2006.
Operating Expenses
     The table below provides detail regarding our operating expenses (in millions):

	Operating Expenses				Increase (Decrease) Between 2006 and 2005
	Three Months		Nine Months		Three Months		Nine Months
	Ended September 30,		Ended September 30,		Ended September 30		Ended September 30
	2006	2005	2006	2005	$	%	$	%
SG&A	$21.5	$20.1	$64.5	$53.8	$1.4	7.0	$10.7	19.9
Research & development	16.1	16.0	50.5	45.1	0.1	0.6	5.4	12.0
Restructuring & impairment	0.0	0.0	0.3	0.4	0.0	0.0	(0.1)	(25.0)
Amortization of intangibles	0.1	0.2	0.6	1.0	(0.1)	(50.0)	(0.4)	(40.0)

Total	$37.7	$36.3	$115.9	$100.3	$1.4	3.9	$15.6	15.6

Selling, General, and Administrative, or SG&A, Expenses
The increase in SG&A expense for the three and nine months ended September 30, 2006 includes:
•	Equity compensation expense associated with the adoption of SFAS No. 123R beginning July 1, 2005.

•	Higher variable compensation related to an increase in commissions, bonuses, slightly higher staffing level, taxes and other fringe benefits.

•	Higher legal and accounting professional fees.

•	Partially offsetting these increases was a reduction in bad debt expense related to the recovery of previously written off receivables. This contributed to lower expenses of $1.6 million for the nine months ended September 30, 2006 as compared to the same period in 2005.
Research & Development Expenses
The increase in R&D expense for the three and nine months ended September 30, 2006 includes:
•	Previously disclosed technology licensing fees of $2.4 million during the second quarter 2006. As discussed below, this fee was related to a joint development project on Fixed Mobile Convergence with UTStarcom.

•	Higher variable compensation related to an increase in bonuses, slightly higher staffing level, taxes and other fringe benefits.

•	Included in the year-to-date 2005 expenses was a benefit of approximately $1.2 million representing funding received from a customer related to development work that ARRIS performed for the customer over the preceding 18 months. The expense incurred to perform the work was charged to research and development in the periods it was performed. The customer provided progress payments over the time period. The payments were recorded as a liability until the work was completed and no contingency existed for the potential return of the payments to the customer. This occurred in the second quarter 2005, at which time the payments were recognized as an offset to research and development expense.
We continue to aggressively invest in research and development. Our primary focus is on products that allow MSOs to capture new revenues, in particular, high-speed data, VoIP, and Video over IP. We also continue to place emphasis on reducing product costs.
We have invested $50.5 million in research and development through the first nine months of 2006. Key products we launched this year include: our Keystone D5 Digital Multimedia Termination System, two multiline EMTAs, a T1/E1 MTA, and our FlexPath wideband products including a wideband modem. In the second quarter, we completed the introduction of the 500-series EMTA, including versions that fully comply with European Union mandated hazardous materials standards known as RoHS.
In addition, we commenced development of our next generation DOCSIS 3.0 and Modular CMTS products to be introduced over the next two years. These new products will comply with the latest CableLabs® standards and provide many advanced features such as wideband data services (> 100 Mbps) and a variety of commercial services. These products will be backward compatible with our current C4 CMTS platform, affording our current C4 customers investment protection as they upgrade to advanced capabilities through simple card replacements. This will enable us to mine our installed base as these new products become available.
In April 2006, we announced that we entered into a joint development, licensing and supply agreement with UTStarcom that will enable the fourth component of the quadruple play for cable MSOs worldwide. The joint solution will allow customers with Wi-Fi enabled handsets to seamlessly roam between their cellular and Wi-Fi connections, or a service commonly referred to as fixed mobile convergence, or FMC. As part of this agreement, we expect to invest up to $5.0 million in license fees over three years to acquire certain technologies. In the second quarter of 2006, we recognized R&D expense of approximately $2.4 million related to this agreement, with the remaining license fees expected to be expensed in 2007 and 2008.
Restructuring and Impairment Charges
On a quarterly basis, we review our existing restructuring accruals and make adjustments if necessary. As a result of these evaluations, we recorded an increase to a restructuring accrual of $4 thousand and $347 thousand during the three and nine months ended September 30, 2006, respectively, which compares to an increase of $34 thousand and $430 thousand, respectively, during the same periods in 2005. These adjustments were primarily related to changes in estimates associated with real estate leases. See Note 6 of Notes to the Consolidated Financial Statements.
Amortization of Intangibles
Intangibles amortization expense for the three and nine months ended September 30, 2006 was $0.1 million and $0.6 million, respectively, and compares to expense of $0.2 million and $1.0 million, respectively, for the same periods in 2005. Our intangible expense represents the amortization of existing technology acquired as a result of the Com21 acquisition in the third quarter 2003 and the cXm Broadband acquisition in the second quarter 2005.
Other Expense (Income):
Interest Expense
Interest expense for the three and nine months ended September 30, 2006 was immaterial as we remained long-term debt-free in 2006. This compares to interest expense of $0.0 million and $2.0 million for the three and nine months ended September 30, 2005, respectively, which was related to the $75.0 million of convertible subordinated notes (“Notes”) that were outstanding until the second quarter 2005.

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
Loss (Gain) in Foreign Currency
During the three and nine months ended September 30, 2006, we recorded foreign currency losses (gains) of approximately $0.2 million and $(0.9) million, respectively, and compares to losses of $0.3 million and $0.1 million, respectively, for the same periods in 2005. The losses (gains) are primarily driven by the fluctuation of the value of the euro as compared to the U.S. dollar, as we had several European customers whose receivables and revenues are denominated in euros. We have implemented a hedging strategy to mitigate the monetary exchange fluctuations, and have entered into forward contracts based on forecasted Euro-denominated sales..
Interest Income
Interest income during the three and nine months ended September 30, 2006 was $2.8 million and $6.4 million, respectively. During the same periods in 2005, interest income was $0.8 million and $2.1 million, respectively. The income reflects interest earned on cash, cash equivalents and short term investments, which increased year over year by approximately $115.6 million, thus resulting in higher interest income.
Other Expense
Other expense for the three and nine months ended September 30, 2006 was $0.1 million and $0.3 million, respectively. During the same periods in 2005, the other expense was approximately $0.1 million and $0.4 million, respectively.
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
As of September 30, 2006, the Company continued to maintain a full valuation allowance on its net deferred tax assets. The Company continually reviews the adequacy of the valuation allowance and recognizes the benefits of deferred tax assets only as the reassessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with SFAS No. 109, Accounting for Income Taxes. At the end of 2005, we continued to be in a three year cumulative loss position and as such, it was not considered likely that we would be able to recover these deferred tax assets in the foreseeable future. Applying such standard as of September 30, 2006, the Company does not believe it is more likely than not that the deferred tax assets will be recognized. In reaching this determination, the Company believes that its history of cumulative losses over the past three calendar years outweighs other positive evidence that it is more likely than not that the Company’s deferred tax assets will be recognized. Should the Company meet its current projections for the fourth quarter 2006, it will enter 2007 with cumulative profits for the preceeding three calendar years. As a result, sufficient evidence may exist at year end 2006 to conclude that it is more likely than not that the Company will recognize the future benefit of its deferred tax assets. Except for that portion of the Company’s valuation allowance related to net operating loss carryforwards resulting from stock option exercises and restricted stock award deductions (collectively, “share-based payments”), the treatment of which is more fully described below, the release of the valuation allowance in connection with a change in judgment with respect to the recovery of a particular deferred tax asset will be recorded as a benefit to the Company’s income tax provision.
As of December 31, 2005, the Company’s total federal net operating loss carryforwards of $114.3 million included tax deductions of approximately $26.1 million related to share-based payments. The income tax benefits associated with the recognition of the share-based payment portion of the net operating loss carryforward will be credited to stockholder’s equity when such portion of the net operating loss carryforwards is utilized. The portion of the net operating loss carryforwards related to share-based payments will be utilized after all other deductions comprising the total net operating loss carryover are utilized.
Hypothetically, if the Company were to continue to generate taxable income at the same rate that it did in the first nine months of 2006, the Company would begin to pay tax, on a cash basis, at an effective rate of about 38.5% at some point during the first half of 2007. Further, in computing income tax expense under the guidance of SFAS No. 109, the benefit of the net operating losses, excluding those attributable to share-based payments, are to be fully utilized before the benefit of any share-based payments is utilized. The benefit of the net operating losses not related to share-based payments are recorded as a component of the income tax provision, while the benefit of the share-based payments are recorded as an increase in stockholder’s equity. As a result, the Company would begin to record income tax expense at an effective rate of about 38.5% before it has utilized all of its net operating losses on a cash tax basis, most likely in the first quarter of 2007.
Financial Liquidity and Capital Resources
Overview
One of our key strategies is to maintain and improve our capital structure. The key metrics we focus on are summarized in the table below:
Liquidity & Capital Resources Data

	Nine Months Ended September 30,
	2006	2005
	(in millions, except DSO and turns)
Key Working Capital Items
Cash provided by (used in) operating activities	$77.2	$(9.1)
Cash, cash equivalents, and short-term investments	$210.0	$94.4
Accounts receivable, net	$120.7	$95.8
Days Sales Outstanding (“DSOs”), annualized	43	42
Inventory	$101.1	$90.1
Inventory turns, annualized	5.9	5.3
Inventory & Accounts Receivable
We place a strong emphasis on working capital management, particularly with respect to accounts receivable and inventory. We use turns to evaluate inventory management and days sales outstanding, or DSOs, to evaluate accounts receivable management.
Our accounts receivable absolute dollars and DSOs increased year-over-year and quarter-over-quarter as a result of higher sales and proportionately more sales occurring later in the quarter and therefore not due from our customers at September 30, 2006. We believe this trend may continue.
Summary of Current Liquidity Position and Potential for Future Capital Raising
We believe our current liquidity position, including approximately $210.0 million of cash, cash equivalents, and short-term investments on hand as of September 30, 2006, together with the prospects for continued generation of cash from operations, are adequate for our short- and medium-term business needs. However, a key part of our overall long-term strategy is likely to involve additional acquisitions, and we regularly review acquisition opportunities. Either in order to be prepared to make acquisitions generally, or in connection with particular acquisitions, we may raise capital through private or public share, debt or convertible debt offerings. We believe we have the ability to access the capital markets upon commercially reasonable terms.

Commitments
Our contractual obligations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005. There has been no material change to our contractual obligations during the first nine months of 2006.
Cash Flow
Below is a table setting forth the key line items of our Consolidated Statements of Cash Flows (in millions):

	For the Nine Months Ended
	September 30,
	2006	2005
Cash provided by (used in) operating activities	$77.2	$(9.1)
Cash provided by investing activities	17.2	23.9
Cash provided by financing activities	10.3	8.3

Net increase in cash and cash equivalents	$104.7	$23.1

Operating Activities:
Below are the key line items affecting cash from operating activities (in millions):

	For the Nine Months Ended
	September 30,
	2006	2005
Net income after non-cash adjustments	$84.5	$45.6
(Increase)/Decrease in accounts receivable	(37.5)	(39.5)
(Increase)/Decrease in inventory	12.8	2.8
All other — net	17.4	(18.0)

Cash provided by (used in) operating activities	$77.2	$(9.1)

Investing Activities:
Below are the key line items affecting investing activities (in millions):

	For the Nine Months Ended
	September 30,
	2006	2005
Capital expenditures	$(7.1)	$(7.6)
Purchases of short-term investments	(51.9)	(51.3)
Disposals of short-term investments	76.2	83.0
Other	—	(0.2)

Cash provided by investing activities	$17.2	$23.9

     Capital Expenditures —
Capital expenditures are mainly for test equipment and computing equipment. We anticipate investing an aggregate of approximately $10.0 million in fiscal year 2006.
     Purchases/Disposals of Short-Term Investments —
This represents purchases and disposals of auction rate securities held as short-term investments.

     Other —
This represents cash investments we made in 2005 in cXm Broadband, a private company.
Financing Activities:
Below are the key line items affecting our financing activities (in millions):

	For the Nine Months Ended
	September 30,
	2006	2005
Excess tax benefits from stock-based compensation plans	$0.5	$—
Proceeds from issuance of stock and other	9.8	8.3

Cash provided by financing activities	$10.3	$8.3

Cash provided from financing activities for both quarters presented is primarily related to the exercise of stock options by employees.
Interest Rates
As of September 30, 2006 and 2005, we did not have any floating rate indebtedness or outstanding interest rate swap agreements.
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
We have certain international customers who are billed in their local currency. We use a hedging strategy and enter into forward or currency option contracts based on forecasted Euro-denominated sales.
As of September 30, 2006, we had 7.4 million euros of option contracts outstanding that expire in 2006 and 8.8 million euros of option contracts that expire in 2007. During the third quarter of 2006, we recognized a net loss of $0.2 million related to option contracts expiring in the quarter.
Financial Instruments
In the ordinary course of business, we, from time to time, will enter into financing arrangements, such as letters of credit, with customers. These agreements could include the granting of extended payment terms that result in longer collection periods for accounts receivable and slower cash inflows from operations and/or could result in the deferral of revenue.
ARRIS executes letters of credit in favor of certain landlords and vendors to guarantee performance on lease and insurance contracts. As of September 30, 2006 and December 31, 2005, we had approximately $4.1 million outstanding at the end of each period under letters of credit that were cash collateralized. The cash collateral is reported as restricted cash. Additionally, we have a cash collateral account agreement with our financial institution of $2.0 million as security against potential losses with respect to our foreign currency hedging activities.
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
Investments
We offered a deferred compensation arrangement, which allowed certain employees to defer a portion of their earnings and defer the related income taxes. As of December 31, 2004, the plan was frozen and no further contributions are allowed. The deferred earnings are invested in a “rabbi trust,” and are accounted for in accordance with Emerging Issues Task Force Issue No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested. A rabbi trust is a funding vehicle used to protect deferred compensation benefits from various events (but not from bankruptcy or insolvency). At September 30, 2006 and December 31, 2005, ARRIS had an accumulated unrealized gain related to the rabbi trust of approximately $1.2 million and $1.1 million, respectively, included in other comprehensive income.
Capital Expenditures
Capital expenditures are made at a level designed to support the strategic and operating needs of the business. ARRIS’ capital expenditures were $7.1 million in the first nine months of 2006 as compared to $7.6 million during the same period in 2005. ARRIS had no significant commitments for capital expenditures at September 30, 2006. Management expects to invest an aggregate of approximately $10.0 million in capital expenditures for the fiscal year 2006.
Adoption of SFAS No. 123R, Share-Based Payment
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, supercedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS 123R is effective for public companies for interim or annual periods beginning after June 15, 2005. As revised, this statement requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. We early adopted SFAS 123R on July 1, 2005, using the modified prospective method. Prior to the adoption date, ARRIS used the intrinsic value method for valuing its awards of stock options and restricted stock and recorded the related compensation expense, if any, in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations.
Prior to the adoption of SFAS No. 123R, ARRIS used the Black-Scholes option valuation model to estimate the fair value of an option on the date of grant for pro forma purposes. Upon adoption of SFAS No. 123R, ARRIS continued to use the Black-Scholes model; however, it engaged an independent third party to assist the Company in determining the Black-Scholes weighted average inputs utilized in the valuation of options granted subsequent to July 1, 2005. Prior to the adoption of SFAS No. 123R, the Company estimated the expected volatility based exclusively on historical stock prices of ARRIS common stock over a period of time. Under SFAS No. 123R, the volatility factors are based upon a combination of historical volatility over a period of time and estimates of implied volatility based on traded option contracts on ARRIS common stock. The change in estimating volatility was made because the Company felt that the inclusion of the implied volatility factor was a more accurate estimate of the stock’s future performance. The expected term of the awards granted are based upon a weighted average life of exercise activity of the grantee population. The risk-free interest rate is based upon the U.S. treasury strip yield at the grant date, using a remaining term equal to the expected life. The expected dividend yield is 0%, as the Company has not paid cash dividends on its common stock since its inception. In calculating the stock compensation expense, ARRIS applies an estimated pre-vesting forfeiture rate based upon historical rates.
In May 2005, the ARRIS Board of Directors approved the acceleration of outstanding options with exercise prices equal to $9.06 and above. All of these options were “out-of-the-money” at the time of acceleration, as the closing stock price on May 5, 2005 was $7.67. The acceleration covered options to purchase approximately 1.4 million shares of common stock, but did not involve any options held by directors or executive officers. The purpose of the acceleration was to reduce the expense that would be associated with these options in accordance with the provisions of SFAS No. 123R, Share-Based Payment, once adopted. The acceleration resulted in incremental stock-based employee compensation of approximately $5.7 million in the pro forma expense for the nine months ended September 30, 2005.

As of September 30, 2006, there was approximately $17.7 million of total unrecognized compensation cost related to unvested share-based awards granted under the Company’s incentive plans. This compensation cost is expected to be recognized over a weighted-average period of 2.8 years.
Critical Accounting Estimates
The accounting and financial reporting policies of the Company are in conformity with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management has discussed the development and selection of the Company’s critical accounting estimates with the audit committee of the Company’s Board of Directors and the audit committee has reviewed the Company’s related disclosures. Our critical accounting policies and estimates are disclosed extensively in our Form 10-K for the year ended December 31, 2005, as filed with the SEC. Our critical accounting estimates have not changed in any material respect nor have we adopted any new critical policies during the nine months ended September 30, 2006.
Forward-Looking Statements
We make numerous forward-looking statements throughout this report, including statements with respect to expected changes in sales levels of different products, product development plans, expense levels, income tax expense impacts, acquisitions and liquidity. Frequently these statements are introduced with words such as “may,” “expect,” “likely,” “will,” “believe,” “estimate,” “project,” “anticipate,” “intend,” “plan,” “continue,” “could be,” or “predict.” Actual results may differ materially from those suggest by the forward-looking statements that we make for a number of reasons including those described in Part II, Item 1A, “Risk Factors” of this Report.
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
A significant portion of our products are manufactured or assembled in China, Ireland, Mexico, the Philippines, Taiwan, and other countries outside the United States. Our sales into international markets have been and are expected in the future to be an important part of our business. These foreign operations are subject to the usual risks inherent in conducting business abroad, including risks with respect to currency exchange rates, economic and political destabilization, restrictive actions and taxation by foreign governments, nationalization, the laws and policies of the United States affecting trade, foreign investment and loans, and foreign tax laws.
We have certain international customers who are billed in their local currency. Changes in the monetary exchange rates may adversely affect our results of operations and financial condition. To manage the volatility relating to these typical business exposures, we may enter into various derivative transactions, when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. The euro and the yen are the predominant currencies of those customers who are billed in their local currency. Taking into account the effects of foreign currency fluctuations of the euro and the yen versus the dollar, a hypothetical 10% weakening of the U.S. dollar (as of September 30, 2006) would provide a gain on foreign currency of approximately $0.6 million. Conversely, a hypothetical 10% strengthening of the U.S. dollar would provide a loss on foreign currency of approximately $0.6 million. As of September 30, 2006, we had no material contracts, other than accounts receivable and derivative instruments, denominated in foreign currencies.

We regularly review our accounts receivable in foreign currency and enter into derivative contracts when appropriate. As of September 30, 2006, we had option collars outstanding with notional amounts totaling 16.2 million euros, which mature through 2007.
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
Developments in the industry and in the capital markets over the past several years reduced access to funding for our customers in the past and caused delays in the timing and scale of deployments of our equipment, as well as the postponement or cancellation of certain projects by our customers. In addition, we and other vendors received notification from several customers that they were canceling projects, scaling back projects or delaying orders to allow them to reduce inventory levels which were in excess of their then current deployment requirements.
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
Our four largest customers (including their affiliates, as applicable) are Comcast, Cox Communications, Liberty Media International, and Time-Warner Cable. For the nine months ended September 30, 2006, sales to Comcast accounted for approximately 37.8%, sales to Cox Communications accounted for approximately 11.2% of our total revenues, sales to Liberty Media International accounted for approximately 10.7%, and sales to Time-Warner Cable accounted for approximately 8.8%. The loss of any of these customers, or one of our other large customers, or a significant reduction in the products or services provided to any of them would have a material adverse impact on our business.
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
A significant portion of our products are manufactured or assembled in China, Ireland, Mexico, the Philippines, Taiwan, and other countries outside of the United States. The governments of the foreign countries in which our products are manufactured may pass laws that impair our operations, such as laws that impose exorbitant tax obligations or nationalize these manufacturing facilities.
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

Dated: November 2, 2006