Form 10-K
period 2006-12-31
ARRIS GROUP INC
filed 2007-03-01
CIK 1141107

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

For the fiscal year ended December 31, 2006

of

ARRIS GROUP, INC.

A Delaware Corporation
IRS Employer Identification No. 58-2588724
SEC File Number 000-31254

3871 Lakefield Drive
Suwanee, GA 30024
(770) 473-2000

Securities registered pursuant to Section 12(b) of the Act:
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

Except as set forth in Item 10, ARRIS Group, Inc. is unaware of any delinquent filers pursuant to Item 405 of Regulation S-K.

ARRIS Group, Inc. is a large accelerated filer and is not a shell company.

The aggregate market value of ARRIS Group, Inc.’s Common Stock held by non-affiliates as of June 30, 2006 was approximately $1.4 billion (computed on the basis of the last reported sales price per share of such stock of $13.12 on the NASDAQ Global Market System). For these purposes, directors, officers and 10% shareholders have been assumed to be affiliates.

As of January 31, 2007, 108,018,876 shares of ARRIS Group, Inc.’s Common Stock were outstanding.

Portions of ARRIS Group, Inc.’s Proxy Statement for its 2007 Annual Meeting of Stockholders are incorporated by reference into Part III.

i

PART I

Item 1.	Business

As used in this Annual Report, “we,” “our,” “us,” “the Company,” and “ARRIS” refer to ARRIS Group, Inc. and our consolidated subsidiaries.

General

Our principal executive offices are located at 3871 Lakefield Drive, Suwanee, Georgia 30024, and our telephone number is (678) 473-2000. We also maintain a website at www.arrisi.com. On our website we provide links to copies of the annual, quarterly and current reports that we file with the Securities and Exchange Commission, any amendments to those reports, and all Company press releases. Investor presentations are also frequently posted on our website. Copies of our code of ethics and the charters of our board committees also are available on our website. We will provide investors copies of these documents in electronic or paper form upon request, free of charge.

Glossary of Terms

Below are commonly used acronyms in our industry and their meaning:

Acronym	Terminology

Cable VoIP	PacketCabletm certified Voice over IP
CAM	Cable Access Module
CBR	Constant Bit Rate
CLEC	Competitive Local Exchange Carrier
CMTS	Cable Modem Termination System
CPE	Customer Premises Equipment
DBS	Digital Broadcast Satellite
DMTS	Digital Multimedia Termination System
DOCSIS®	Data Over Cable Service Interface Specification
DSG	DOCSIS Set-Top Gateway
DSL	Digital Subscriber Line
EMTA	Embedded Multimedia Terminal Adapters
FMC	Fixed Mobile Convergence
FPGA	Field Programmable Gate Arrays
FTTH	Fiber to the Home
FTTP	Fiber to the Premises
GAAP	Generally Accepted Accounting Principles
GPA	General Purchase Agreements
HDT	Host Digital Terminal
HDTV	High Definition Television
HFC	Hybrid Fiber-Coaxial
IFRS	International Financial Reporting Standards
ILEC	Incumbent Local Exchange Carrier
IP	Internet Protocol
IPTV	Internet Protocol Television
Mbps	Megabits per Second
MPEG-2	Moving Picture Experts Group, Standard No. 2
MPEG-4	Moving Picture Experts Group, Standard No. 4

Acronym	Terminology

M-CMTS	Modular CMTS
MSO	Multiple Systems Operator
MTA	Multimedia Terminal Adapter
NGNA	Next Generation Network Architecture
NIU	Network Interface Units
PCT	Patent Convention Treaty
PSTN	Public-Switched Telephone Network
QAM	Quadrature Amplitude Modulation
RF	Radio Frequency
VAR	Value-Added Reseller
VoIP	Voice over Internet Protocol
VPN	Virtual Private Network

Overview

We are a global communications technology company specializing in the design and engineering of equipment for broadband networks. We develop, manufacture and supply cable telephony, video and high-speed data equipment, as well as outside plant construction and maintenance equipment for MSOs. We provide products and equipment principally to the cable television market and, more specifically, to operators or MSOs, on a worldwide basis. Our products allow MSOs and broadband service providers to deliver a full range of integrated voice, video and high speed data services to their subscribers. In addition, we are a leading supplier of infrastructure products used by cable system operators in the build-out and maintenance of HFC networks.

Industry

In recent years, the technology used in cable systems has evolved significantly. Historically, cable systems offered only one-way analog video service. Due to technological advancements and large investments in infrastructure upgrades, these systems have evolved to become two-way broadband systems delivering high-volume, high-speed, interactive services. MSOs have over the years aggressively upgraded their networks to cost-effectively support and deliver enhanced voice, video and data services. As a result, cable operators have been able to use broadband systems to increase their revenues by offering enhanced interactive subscriber services, such as high-speed data, telephony, digital video and video on demand, and to effectively compete against other broadband communications technologies, such as DSL, local multiport distribution service, DBS, FTTH, and fixed wireless. Delivery of enhanced services also has helped MSOs offset slowing basic video subscriber growth, reduce their subscriber churn and compete against alternative video providers; in particular, DBS.

A key factor supporting the growth of broadband systems is the powerful growth of the Internet. Rapid growth in the number of Internet users, their desire for ever higher Internet access speeds, and more high-volume interactive services have created demand for our products. Another key factor supporting the growth of broadband systems is the evolution of video services being offered to consumers. Video on demand, high definition television and switched digital video are three key video services expanding the use of MSOs’ broadband systems. The increase in volume and complexity of the signals transmitted through the network and emerging competitive pressures from telephone companies with digital subscriber line and fiber to the premises offerings are pushing cable operators to deploy new technologies as they evolve. Further, cable operators are looking for products and technologies that are flexible, cost effective, easily deployable and scalable to meet future demand. Because the technologies are evolving and the services delivered are growing in complexity and volume, cable operators need equipment that provides the necessary technical capability at a reasonable cost at the time of initial deployment and the flexibility later to accommodate technological advances and network expansion.

Capital spending by MSOs on their networks has shifted over the past several years. MSOs have largely completed the upgrades and re-builds required to support advanced services and are now in the process of enabling those services. As a result, spending has shifted away from HFC plant equipment and materials to head-end and customer premises equipment that enable high speed data, telephony, and digital video services. Global capital spending by cable operators declined to a low of $25 billion in 2003 but grew to an estimated $28 billion in 2004, $32 billion in 2005, and $34 billion in 2006 as a result of increased spending on telephony, high speed data, and digital video driven by competitive pressures (Source: Infonetics Capex Reports-1H06 and ARRIS estimates). Spending on this type of equipment is expected to continue to grow for the foreseeable future (Infonetics Research, Kagan Report, Canadian Imperial Bank of Commerce, ARRIS estimates). Also, cable plant maintenance and extension spending has grown steadily, and is expected to continue growing because of the installed base of the more sophisticated equipment required to support the advanced services.

One of the fastest growing services offered by the MSOs is cable telephony. Cable telephony allows MSOs to offer their customers local and long distance residential telephone service. Constant bit rate, or CBR, technology was the technology of choice to offer telephone services until late 2004. Rapid maturation of voice over Internet protocol (VoIP) technology in 2003 and 2004 resulted in PacketCabletm certified Internet protocol technology as the technology of choice for offering next-generation cable IP telephony services and, as a result, 2005 became a breakout year for the deployment of IP based voice services in the cable market. PacketCabletm certified Voice over IP, or Cable VoIP, permits cable operators to utilize the ubiquitous IP protocol to deliver toll-quality cable telephony services. The broad adoption of Cable VoIP by the MSOs could potentially cannibalize the deployment of data-only cable modems as the customer premises devices that support VoIP also offer high speed data access on the same equipment. We are a leading supplier of both head-end and customer premises equipment for VoIP services over cable.

Data and VoIP services provided by the MSOs are governed by a set of technical specifications promulgated by CableLabs® in North America and tComLabs® in Europe. While the specifications developed by these two bodies necessarily differ in a few details in order to accommodate the differences in HFC network architectures between North America and Europe, a significant feature set is common. The primary data standard specification for cable operators in North America is entitled DOCSIS® Release 2.0 of DOCSIS® is the current governing standard for data services in North America. The parallel release for European operators is Euro-DOCSIS Release 2.0. DOCSIS 2.0 builds upon the capabilities of DOCSIS 1.1 and adds additional throughput in the upstream portion of the cable plant — from the consumer out to the Internet. In addition to the DOCSIS standards that govern data transmission, CableLabs® has defined the PacketCabletm specifications for VoIP. This specification defines the interfaces between network elements such as cable modem termination systems, or CMTSs, multimedia terminal adapters, or MTAs, gateways and call management servers to provide high quality IP telephony service over the HFC network.

As the charts above indicate, industry analysts are projecting strong growth in both the CMTS and EMTA markets.

In the past two years, operators have invested significantly in upgrading their installed base of CMTS to DOCSIS 2.0 and dramatically increasing the amount of bandwidth offered per subscriber. Because of the ever increasing demand for bandwidth from the Internet, driven by applications like video downloads, personalized web pages, sharing of videos and photographs, etc., the demand for more CMTS ports will continue to increase. Further growth opportunities exist in the expansion of cable modem based services in developing markets like India and China.

Demand for single family residential Voice over IP subscriber devices (EMTA) is also increasing. Cable operators worldwide have adopted VoIP as the primary method to offer voice services, and deployments have started in almost all major cities. Price pressures are strong in this market and therefore revenue growth is modest compared to unit growth. However, because of ARRIS’ current leadership position in this market, we expect to be able to maintain cost leadership and to lead in innovations which could expand the size of the market by creating demand in commercial enterprise and multiple-dwelling unit applications.

To date, MSOs have offered digital television signals to subscribers using proprietary technologies offered by a limited set of vendors, led principally by Cisco (via its Scientific-Atlanta acquisition) and Motorola. The technologies that have enabled high-speed data and VoIP across the cable plant are, with modification, also applicable to video. MSOs are beginning to investigate Video over IP as an alternative and are engaging the vendor community, including ARRIS, in discussions. The advantage to the operator is to migrate to one common backbone/technology for all services, and to eliminate proprietary video technology. ARRIS is actively developing products to compete in the emerging Video over IP market.

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

We provide cable system operators with a comprehensive product offering for the headend, distribution network and subscriber premises. We divide our product offerings into two categories:

Broadband:

•	VoIP telephony products, including CMTS

•	High-speed data products, including CMTS

•	Video / IP headend products

•	Constant Bit Rate telephony products

Supplies & CPE:

•	Infrastructure products for fiber optic or coaxial networks built under or above ground, including cable and strand, vaults, conduit, drop materials, tools, connectors, and test equipment

•	VoIP telephony CPE, EMTA

•	High-speed data CPE, cable modems

Video over IP and Data Products

Headend — The heart of a Voice over IP headend is a CMTS. A CMTS, along with a call agent, a gateway, and provisioning systems provide the ability to integrate the Public-Switched Telephone Network, or PSTN and high-speed data services over a HFC network. The CMTS provides the software and hardware to allow IP traffic from the Internet, or traffic used in VoIP telephony, to be converted for use on HFC networks. The CMTS is also responsible for initializing and monitoring all cable modems and EMTAs connected to the HFC network. We provide two products, the C4® CMTS and the C3® CMTS, used in the cable operator’s headend that provide VoIP and high-speed data services to residential or business subscribers.

Subscriber Premises — Subscriber premises equipment includes DOCSIS 2.0 certified cable modems for high-speed data applications as well as Euro-DOCSIS certified versions and PacketCable Certified EMTAs for VoIP applications in both DOCSIS and Euro-DOCSIS networks. The PacketCable solution builds on DOCSIS 2.0 and its quality of service enhancements to support lifeline telephony deployed over HFC networks. Our Touchstone® product line provides carrier-grade performance to enable operators to provide all data, telephony and video services on the same network using common equipment. The Touchstone product line consists of the Touchstone CM550 series of cable modems and the Touchstone® TM402 and TM502 series of telephony modems.

Video/IP Products

Headend — We market our Video / IP headend equipment under the D5tm brand name. The first product for the headend is the D5tm Universal Edge QAM. The D5tm converts digital video and IP data into radio frequency signals that can be transmitted on the cable service providers’ HFC plant. The D5 is compatible with DOCSIS 2.0 cable modems as well as MPEG-2 and MPEG-4 set top boxes. It is a highly dense device with 48 channels in two rack units (3.5 inches) of rack space. Each channel is capable of transmitting up to 10 TV signals or up to 40 Mbps of data. The D5 Universal Edge QAM is ideal for service providers deploying video on demand and switched digital broadcast services where many unicast channels are required. The D5 Universal Edge QAM is also forward compatible with M-CMTStm standards being developed by CableLabs®. A cable service provider can deploy the D5 Universal Edge QAM today for MPEG-2 digital video applications and convert it to modular CMTS and IPTV applications in the future.

Constant Bit Rate Products

Historically, we have offered a number of constant bit rate products. These CBR products have included, for headend equipment, our products under the brand name Cornerstone® Voice, and for subscriber premises, our products marketed under the brand name Cornerstone® Voice Port. However, since 2004, our customers have been migrating from CBR to VoIP. We expect that CBR product revenues will continue to decline as end of life purchase orders are expected to be completed in 2007.

Cable Plant Infrastructure Products

We offer a variety of products that are used by MSOs to build and maintain their cable plants. Our products are complemented by our extensive distribution infrastructure, which is focused on providing efficient delivery of products from stocking or drop-ship locations.

We believe the strength of our product portfolio is our broad offering of trusted name-brand products and strategic proprietary product lines and our experience in distribution. Our name-brand products are manufactured to our specifications by manufacturing partners. These products include taps, line passives, house passives and premises installation equipment marketed under our Regal® brand name; MONARCH® aerial and underground plant construction products and enclosures; Digicon® premium F-connectors; and FiberTel fiber optic connectivity devices and accessories. Through our product selection, we are able to address substantially all broadband infrastructure applications, including fiber optics, outside plant construction, drop and premises installation, and signal acquisition and distribution.

We also resell products from hundreds of strategic supplier-partners, which include widely recognized brands to small specialty manufacturers. Through our strategic suppliers, we also supply ancillary products like tools and safety equipment, testing devices and specialty electronics.

Our customers benefit from our inventory management and logistics capabilities and services. These services range from just-in-time delivery, product “kitting,” specialized electronic interfaces, and customized reporting, to more complex and comprehensive supply chain management solutions. These services complement our product offerings with advanced channel-to-market and logistics capabilities, extensive product bundling opportunities, and an ability to deliver carrier-grade infrastructure solutions in the passive transmission portions of the network. The depth and breadth of our inventory and service capabilities enable us to provide our customers with single supplier flexibility.

Sales and Marketing

We are positioned to serve customers worldwide with a strong sales organization complemented by our sales engineering team. We maintain sales offices in Colorado, Georgia and Pennsylvania in the United States, and in Chile, Hong Kong, the UK, Japan, Korea, The Netherlands, and Spain. Our sales engineering team assists customers in system design and specification and can promptly be onsite to resolve any problems that may arise during the course of a project. Additionally, we have agreements in various countries and regions with VARs, which extend our sales presence into markets without established sales offices. We also maintain an inside sales group that is responsible for regular phone contact with the customer, prompt order entry, timely and accurate delivery, and effective sales administration.

Our marketing and product management teams focus on each of the various product categories and work with our engineers and various technology suppliers on new products and product enhancements. These teams are responsible for inventory levels and pricing, delivery requirements, analysis of market demand, and product positioning and advertising.

We are committed to providing superior levels of customer service by incorporating innovative customer-centric strategies and processes supported by business systems designed to deliver differentiating product support and value-added services. We have implemented advanced customer relationship management programs to bring additional value to our customers and provide significant value to our operations management. Through these information systems, we can provide our customers with product information ranging from operational manuals to the latest product updates. Through on-going development and refinement, these programs will help to improve our productivity and enable us to further improve our customer-focused services.

Customers

The vast majority of our sales are to cable system operators worldwide. As the U.S. cable industry continued a trend toward consolidation, the six largest MSOs controlled over 87% of the U.S. cable market (according to Dataxis in the third quarter 2006), thereby making our sales to those MSOs critical to our success. Our sales are substantially dependent upon a system operator’s selection of ARRIS’ network equipment, demand for increased broadband services by subscribers, and general capital expenditure levels by system operators. Our four largest customers (including their affiliates, as applicable) are Comcast, Cox Communications, Liberty Media International, and Time Warner Cable. Over the past year, the affiliates included in our revenues from these customers have changed as a result of mergers and acquisitions. Therefore, the revenue for our customers for prior periods has been adjusted to include, on a comparable basis for all periods presented, the affiliates currently understood to be under common control. Our sales to these customers for years ended December 31, 2006, 2005, and 2004 were:

	Years ended December 31,
	2006	2005	2004
	(in millions)

Comcast	$344.2	$163.3	$126.2
% of sales	38.6%	24.0%	25.8%
Cox Communications	$88.0	$116.7	$106.3
% of sales	9.9%	17.2%	21.7%
Liberty Media International	$88.8	$99.4	$84.0
% of sales	10.0%	14.6%	17.1%
Time Warner Cable	$81.2	$72.3	$32.5
% of sales	9.1%	10.6%	6.6%

No other customer provided more than 10% of total sales for the years ended December 31, 2006, 2005, or 2004.

We have executed general purchase agreements (GPAs) with each of these four large customers which detail the commercial terms and conditions. These GPAs do not obligate the customer to a specific volume of business. The vast majority of our sales, whether to customers with GPAs or otherwise, result from periodic purchase orders.

A summary of the status of the GPAs with Comcast, Cox Communications, Liberty Media International and Time Warner Cable, Inc. follows:

Comcast.  In 2006, we extended our nonexclusive agreements with Comcast to supply C4® CMTS equipment and to sell cable television supplies for two-year terms which expire in 2008. Included in the C4® CMTS purchase agreement is a service agreement. In 2006, we also negotiated an extension to our non-exclusive agreement with Comcast to supply EMTAs. The terms apply to the TTM502G and equivalent successor products, and includes certain pricing commitments in return for a minimum purchase commitment to be achieved by the end of 2008.

Cox Communications.  We have sold product to Cox Communications under a series of nonexclusive agreements since 1998. Our current agreement expired on January 1, 2007. However, we continue to sell products to Cox Communications. There have been no material changes in Cox Communications’ purchases of our products since the expiration of the above mentioned agreement. We are currently reviewing our prior terms with Cox Communications in anticipation of renewing the agreement for another year. The earlier agreement comprehensively provided for the supply of all of our products and services and provided that Touchstone® Telephony Modems were to be offered at favorable pricing based on similarly situated customers that purchase equal or lesser volumes of the same type product.

Liberty Media International.  We have a nonexclusive agreement with Liberty Media International to supply our entire line of products for a three-year term expiring in April 2007. Commercial terms include a requirement to supply product based on Liberty’s forecasts (updated quarterly) and most favorable pricing as compared to similarly-situated companies.

Time Warner Cable, Inc.  We supply Time Warner Cable ARRIS Touchstone Telephony Modems and C4® CMTS products. The agreement to supply Touchstone® Telephony Modems to Time Warner cable expires on December 31, 2007. The agreement to supply C4® CMTS to Time Warner Cable expires on December 31, 2008; shipments of this product commenced in the third quarter of 2006.

International Opportunities

Our international revenue is generated from Asia-Pacific, Europe, Latin America and Canada. The Asia-Pacific market primarily includes China, Japan, Korea, Singapore, and Taiwan. The European market primarily includes Austria, Belgium, France, Germany, the Netherlands, Norway, Poland, Portugal, Spain, Sweden and Switzerland. The Latin American market primarily includes Argentina, Brazil, Chile, Mexico and Puerto Rico. Revenues from international customers were approximately 25.1%, 27.1% and 25.2% of total revenues for 2006, 2005 and 2004, respectively.

We continue to strategically invest in worldwide marketing and sales efforts, which have yielded some promising results in several regions. We currently maintain international sales offices in Chile, Hong Kong, the UK, Japan, Korea, the Netherlands and Spain.

Proposed Acquisition of Tandberg Television ASA

On January 15, 2007, we announced our proposed acquisition of TANDBERG Television ASA through a tender offer for all of TANDBERG Television’s outstanding shares at a price of 96 Norwegian Kroner (NOK) per share comprised of a mix of cash and newly issued ARRIS shares. In the tender offer, TANDBERG Television shareholders will receive no more than NOK 16 in ARRIS shares and at least NOK 80 in cash for each TANDBERG Television share held. The actual number of shares issued will be determined based upon the average closing price of ARRIS common stock as reported on the NASDAQ Global Market for the 10 trading days preceding the second trading day prior to the date of the closing of the transaction. The number of shares to be issued will not exceed 19.9% of our outstanding shares.

The tender offer is being conducted pursuant to a Transaction Agreement dated January 15, 2007, and amended February 14, 2007, between ARRIS and TANDBERG Television. The Transaction Agreement provides for, among other things, the making of the tender offer, covenants by both parties, including TANDBERG Television’s covenant to assist us in taking all reasonably necessary steps to close the financing and bank facility, restrictions on TANDBERG Television’s ability to further market the company, and the payment to us of an $18.0 million termination fee in the event a competing offer is made, the Transaction Agreement is terminated and an alternative transaction is consummated within a set period of time after termination of the Transaction Agreement, or if TANDBERG Television’s board of directors changes its recommendation of the transaction.

On February 26, 2007 a third party announced its intent to make a competing all cash offer for all of TANDBERG Television’s outstanding shares at a higher price than our offer of NOK 96. As of the date of this report, we are evaluating the competing offer and our options with respect to the proposed transaction.

Research and Development

We are committed to rapid innovation and the development of new technologies in the evolving broadband market. New products are developed in our research and development laboratories in Suwanee, Georgia; Cork, Ireland; and Lisle, Illinois. We form strategic alliances with world-class producers and suppliers of complementary technology to provide “best-in-class” technologies focused on “time-to-market” solutions.

We believe that our future success depends on our rapid adoption and implementation of broadband local access industry specifications, as well as rapid innovation and introduction of technologies that provide service and performance differentiation. To that end, we believe that the C4® CMTS product line continues to lead the industry in areas such as fault tolerance, wire-speed throughput and routing, and density. The C3tm CMTS is designed for small to mid-size operators who are looking for a CMTS that delivers superior RF performance while only occupying one rack unit of space for delivering high-speed data services, including VPN services. The Touchstone® product line offers a wide-range of DOCSIS®, Euro-DOCSIS and PacketCabletm certified products, including Touchstone® Cable Modems, Touchstone® Telephony Modems and Touchstone® Telephony Ports. The D5tm Universal Edge QAM is the first dense edge QAM to provide a forward path to the modular CMTS of the future. These products are continuously being enhanced to include innovations that improve subscriber experience and help control the MSOs’ operational expenditures. Research and development expenses in 2006, 2005, and 2004 were approximately $66.0 million, $60.1 million, and $63.4 million, respectively. These costs include allocated common costs associated with information technologies and facilities.

The following trends impact our current product development activities:

•	Continued development and acceptance of open standards for delivering voice, video and data;

•	Widespread deployment of VoIP;

•	Continued increase in peer-to-peer services accelerating demand for new services requiring intensive, high-touch processing and sophisticated management techniques;

•	Increasing demand for higher speed broadband connections to the home;

•	The rapid adoption of video on demand and switched digital video services;

•	Expanded deployment of high definition video channels;

•	Innovations in video encode/decode technology making possible very low bit rate, high quality video streaming; and

•	Continued silicon integration and chip fabrication technology innovations are making possible very low cost, multi-functional broadband consumer devices, integrating not only telephony but wireless and video decompression and digital rights management functionality.

As a result, our product development activities are directed, primarily, in the following areas:

•	Rapid development and delivery of C4® and C3tm CMTS features, including DOCSIS® 2.0 and 3.0, DOCSIS Set-top Gateway or DSG and PacketCabletm Multimedia support, Layer 3 routing enhancements, packet inspection and filtering features, security enhancements, and increased downstream/upstream density;

•	Expanding the range of next-generation, lithium-ion-based Touchstone® Telephony Modem EMTAs to include formats to meet country and MSO specific performance and powering requirements;

•	Product cost reductions;

•	Development of network and client technologies to address the emerging worldwide market opportunities in next generation video and multimedia delivery (video over IP and PacketCable multimedia), as embodied in CableLabs® DOCSIS® 3.0 and M-CMTS standards including 100Mbps wideband cable modem service;

•	Development of switched digital video features on the D5tm Universal Edge QAM; and

•	Development of Fixed Mobile Convergence application server for seamless call control handling.

Intellectual Property

We have an aggressive program for protecting our intellectual property. As of January 31, 2007, the program consists of maintaining our portfolio of 86 issued patents (both U.S. and foreign) and pursuing patent protection on new inventions (currently more than 141 U.S. patent applications and U.S. provisional patent applications are pending plus 31 pending foreign applications). In our effort to pursue new patents, we have created a process whereby employees may submit ideas of inventions for review by management. The review process evaluates each submission for novelty, detectability, and commercial value. Patent applications are filed on the inventions that meet the criteria. ARRIS has 45 registered or pending trademarks.

Our patents and patent applications generally are in the areas of telecommunications hardware and software and related technologies. Our recent research and development has led to a number of patent applications in technology related to DOCSIS. Our January 2002 purchase of the assets of Cadant® resulted in the acquisition of 19 U.S. patent applications, seven Patent Convention Treaty (PCT) applications, five trademark applications, one U.S. registered trademark and five registered copyrights. The Cadant® patents are in the area of CMTS. Our March 2003 purchase of the assets of Atoga Systems resulted in the acquisition of five U.S. patent applications, which also have been filed as PCT applications. Our Atoga patents are in the area of network traffic flow. In August 2003, we acquired various assets of Com21, Inc. Included in those assets were 16 issued U.S. patents plus 18 U.S. patent applications. The Com21 patents cover a wide range of technologies, including wide area networks, fiber and cable systems, automated teller machine networks and CMTS. In 2005, we acquired assets of coaXmedia, Inc. including seven currently pending U.S. patent applications, primarily in the field of providing broadband access in a multi-user environment.

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

We have executed contracts with each of these companies. We provide these vendors with a 6-month or 12-month rolling, non-binding forecast, and we typically have a minimum of 60 days of purchase orders placed with them for products. Purchase orders for delivery within 60 days are generally not cancelable. Purchase orders with delivery past 60 days generally may be cancelled with penalties in accordance with each vendor’s terms. Each contract manufacturer provides us with an 18-month warranty.

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

Components for Our CMTS Product Line

Broadcom provides several DOCSIS® components in our CMTS product line. We also make extensive use of FPGA in our C4® CMTS.

Components for Our Customer Premises Equipment Products

Texas Instruments and Microtune provide components used in some of our customer premises equipment, or CPE, products (i.e., EMTAs and cable modems). Our agreements with Texas Instruments include technology licensing and component purchases. Several of our competitors have similar agreements with Texas Instruments for these components.

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

Backlog

Our backlog consists of unfilled customer orders believed to be firm and long-term contracts that have not been completed. With respect to long-term contracts, we include in our backlog only amounts representing orders currently released for production or, in specific instances, the amount we expect to be released in the succeeding 12 months. The amount contained in backlog for any contract or order may not be the total amount of the contract or order. The amount of our backlog at any given time does not reflect expected revenues for any fiscal period. Our backlog at December 31, 2006 was approximately $92.7 million, at December 31, 2005 was approximately $166.5 million and at December 31, 2004 was approximately $75.6 million. The increase in backlog from 2004 to 2005 was primarily related to the strong demand for our EMTAs. The decline in backlog from 2005 to 2006 reflects a shortening of lead times by our customers and lower orders on hand for CBR equipment as this product nears end of life.

We believe that all of the backlog existing at December 31, 2006 will be shipped in 2007.

Competition

All aspects of our business are highly competitive. The broadband communications industry itself is dynamic, requiring companies to react quickly and capitalize on change. We must retain skilled and experienced personnel, as well as deploy substantial resources to meet the changing demands of the industry. We compete with national, regional and local manufacturers, distributors and wholesalers including some companies that are larger than us. Our major competitors include:

•	Big Band Networks;

•	Cisco Systems, Inc.;

•	Motorola, Inc.; and

•	TVC Communications, Inc.

Various manufacturers, who are suppliers to us of Supplies & CPE products, also sell directly to our customers, as well as through other distributors, into the cable marketplace. In addition, because of the convergence of the cable, telecommunications and computer industries and rapid technological development, new competitors may enter the cable market.

Since the introduction in 1996 of the Cornerstone® Voice product line, we held a substantial portion of the overall CBR cable telephony market. We believe that a substantial number of these CBR lines are no longer in service as operators transition their subscribers to VoIP through attrition and planned migrations. During 2006 we began to phase out this product and migrate our customers to VoIP. We anticipate that CBR product revenues will decline to a sustaining business in 2007 as our customers complete their transition to voice over IP. One of the principal growth markets for us is the high speed data access market into which we sell a CMTS, or, the headend product for data and VoIP services. The largest provider of CMTS products is Cisco, which took an early lead in the initial deployment of data-only CMTS products. Cisco is expected to defend its position via both upgrades to existing products and the introduction of new products. Cisco had not previously developed a carrier-grade telephony CMTS product, but has begun to market the carrier-grade capability. Motorola and Big Band Networks have been emphasizing routing and carrier-grade performance for their CMTS. We believe we have garnered additional market share in the newer generation CMTS products that enable both data and carrier-grade telephony deployments due to our products’ differentiating features, fault tolerance, wire-speed throughput, routing, and density.

The customer premises business consists of voice over IP enabled modems (EMTAs) and cable modems. Motorola is the market leader in cable modems. Leadership position in the customer premises category provides Motorola with volume advantages in manufacturing, distribution and marketing expense. Motorola also was successful in gaining an early leader status in EMTA sales with MSOs that were the first to deploy VoIP. However, as this market accelerated, we have gained significant share. We compete on product performance and our telephony experience and integration capabilities. Cisco via its Scientific-Atlanta acquisition also has had some success in the cable modem market. Cisco also has EMTA products and competes in this market. The EMTA market grew dramatically in 2005 and again in 2006 as VoIP deployments accelerated. We are a relatively small competitor in the cable modem market, but have a significantly larger share of the EMTA market.

Specifically, we maintained number one EMTA market share throughout 2005 and 2006 and had over 50% of the world market in the third quarter of 2006 according to Infonetics Research “Broadband CPE Quarterly Worldwide Market Share and Forecasts for 3Q06”.

In the supplies distribution business we compete with national distributors, like TVC Communications, Inc., and with several local and regional distributors. Product breadth, price, availability and service are the principal competitive advantages in the supply business. Our products in the supplies distribution business are competitively priced and are marketed with emphasis on quality. Product reliability and performance, superior and responsive technical and administrative support, and breadth of product offerings are key criteria for competition. Technological innovations and speed to market are additional competitive factors.

Lastly, some of our competitors, notably Cisco and Motorola, are larger companies with greater financial resources and product breadth than us. This may enable them to bundle products or be able to market and price products more aggressively than we can.

Employees

As of January 31, 2007, we had 781 full-time employees. We believe that we have maintained a strong relationship with our employees. Our future success depends, in part, on our ability to attract and retain key personnel. Competition for qualified personnel in the cable industry is intense, and the loss of certain key personnel could have a material adverse effect on us. We have entered into employment contracts with our key executive officers and have confidentiality agreements with substantially all of our employees. We also have long-term incentive programs that are intended to provide substantial incentives for our key employees to remain with us.

Item 1A.	Risk Factors

Our business is dependent on customers’ capital spending on broadband communication systems, and reductions by customers in capital spending would adversely affect our business.

Our performance is dependent on customers’ capital spending for constructing, rebuilding, maintaining or upgrading broadband communications systems. Capital spending in the telecommunications industry is cyclical. A variety of factors affect the amount of capital spending, and, therefore, our sales and profits, including:

•	General economic conditions;

•	Availability and cost of capital;

•	Governmental regulation;

•	Demands for network services;

•	Competition from other providers of broadband and high speed services;

•	Acceptance of new services offered by our customers; and

•	Real or perceived trends or uncertainties in these factors.

Several of our customers have accumulated significant levels of debt. In addition, the bankruptcy filing of Adelphia in June 2002 heightened concerns in the financial markets about the viability of the domestic cable industry. These historic events, coupled with the current uncertainty and volatility in the capital markets, has affected the market values of domestic cable operators and may restrict their access to capital in the future. Even if the financial health of our customers remains intact, we cannot assure you that these customers will be in a position to purchase new equipment at levels we have seen in the past.

The markets in which we operate are intensely competitive, and competitive pressures may adversely affect our results of operations.

The markets for broadband communication systems are extremely competitive and dynamic, requiring the companies that compete in these markets to react quickly and capitalize on change. This will require us to retain skilled and experienced personnel as well as to deploy substantial resources toward meeting the ever-changing demands of the industry. We compete with national and international manufacturers, distributors and wholesalers including many companies larger than ARRIS. Our major competitors include:

•	Big Band Networks;

•	Cisco Systems, Inc.;

•	Motorola, Inc.; and

•	TVC Communications, Inc.

The rapid technological changes occurring in the broadband markets may lead to the entry of new competitors, including those with substantially greater resources than our own. Because the markets in which we compete are characterized by rapid growth and, in some cases, low barriers to entry, smaller niche market companies and start-up ventures also may become principal competitors in the future. Actions by existing competitors and the entry of new competitors may have an adverse effect on our sales and profitability. The broadband communications industry is further characterized by rapid technological change. In the future, technological advances could lead to the obsolescence of some of our current products, which could have a material adverse effect on our business.

Further, many of our larger competitors are in a better position to withstand any significant reduction in capital spending by customers in these markets. They often have broader product lines and market focus and therefore will not be as susceptible to downturns in a particular market. In addition, several of our competitors have been in operation longer than we have been, and therefore they have more established relationships with domestic and foreign broadband service users. We may not be able to compete successfully in the future, and competition may negatively impact our business.

Consolidations in the telecommunications industry could result in delays or reductions in purchases of products, which would have a material adverse effect on our business.

The telecommunications industry has experienced the consolidation of many industry participants, and this trend may continue. For instance, in November 2005, Cox Communications announced a definitive agreement to sell some of its cable television systems to Cebridge Connections; this transaction was completed in May 2006. Also, in April 2005, Adelphia announced that its assets were going to be acquired by Comcast and Time Warner; this transaction was completed in July 2006. When consolidations occur, it is possible that the acquirer will not continue using the same suppliers, thereby possibly resulting in an immediate or future elimination of sales opportunities for us or our competitors, depending upon who had the business initially. Consolidations also could result in delays in purchasing decisions by the merged businesses. The purchasing decisions of the merged companies could have a material adverse effect on our business.

Mergers among the supplier base also have increased, and this trend may continue. For example, in February 2006, Cisco Systems, Inc. completed its acquisition of Scientific-Atlanta, Inc. Larger combined companies with pooled capital resources may be able to provide solution alternatives with which we would be put at a disadvantage to compete. The larger breadth of product offerings by these consolidated suppliers could result in customers electing to trim their supplier base for the advantages of one-stop shopping solutions for all of their product needs. Consolidation of the supplier base could have a material adverse effect on our business.

Acquisitions, including our proposed acquisition of TANDBERG Television, can involve significant risks.

We routinely consider acquisitions of, or investments in, other businesses, including acquisitions that could be significant relative to the size of our business, such as our proposed acquisition of TANDBERG Television. There are a number of risks attendant to any acquisition, including the possibility that we will overvalue the assets to be purchased, that any acquired business may have liabilities of which we are unaware or which we are not able to assess at the time of the acquisition, that we will not be able to successfully integrate and retain a significant number of new employees at a single time, our ability to combine and integrate accounting and other systems, and our ability to capitalize on the expected technological and customer opportunities. In addition, we might incur substantial additional indebtedness in order to finance an acquisition, which could require additional payments in the future, and we might issue common stock or other securities to pay for an acquisition, in which event the acquisition may ultimately prove to be dilutive to our current stockholders. As a result, the impact of any acquisition, including the proposed TANDBERG Television acquisition, on our future performance may not be as favorable as expected and actually may be adverse. Further, no assurances can be provided that we will complete any such acquisition.

Our proposed acquisition of TANDBERG Television involves several accounting risks.

The TANDBERG Television acquisition also involves accounting risks. TANDBERG Television provides financial information in accordance with International Financial Reporting Standards (“IFRS”). We report under U.S. GAAP. Under U.S. securities laws, we will be required to reconcile TANDBERG’s historical financial information to U.S. GAAP. We are also required to file that information, together with pro forma information, with the SEC within seventy-five days following the completion of the acquisition. That reconciliation will be complicated and will require significant internal and external resources. If it is not completed in the required time, we will be in default in our filing obligations with the SEC, and under the indenture governing our outstanding convertible notes, will be in default after 60 days from notice by the Trustee. Such a default under the convertible notes, if appropriate filings are not made within an additional 90 days, will result in interest accruing under the notes at an additional .50% per annum until cured. In addition we will have to convert TANDBERG Television’s IFRS based systems to U.S. GAAP systems and modify some of their practices to conform with U.S. accounting practices. Until this is complete we may not be able to produce complete U.S. GAAP financial information. In addition, following completion of the acquisition, when reported under U.S. GAAP systems, TANDBERG Television’s future results included as part of our consolidated results may not be as attractive as, or consistent with the IFRS results previously disclosed by TANDBERG Television.

In addition, because of the differences between IFRS and GAAP, including, for example, differences in software revenue recognition, TANDBERG Television’s historical financial results, when reconciled to GAAP, may show a material difference for the periods presented as compared to IFRS. As a result, with respect to both historical and future financial results immediately following the completion of the acquisition, we may not be able to immediately recognize all of the revenues that were or would be recognized by TANDBERG Television under IFRS, which may have an adverse effect on our financial results and could negatively impact the market price of our common stock.

In addition to the proposed TANDBERG Television acquisition, we continue to consider other acquisitions of, or investments in, other businesses, including acquisitions that could be significant relative to the size of our business. There are a number of risks attendant to any acquisition, including the possibility that we will overvalue the assets to be purchased, that any acquired business may have liabilities of which we are unaware or which we are not able to assess at the time of the acquisition, that we will not be able to successfully integrate the acquired business or assets, and that we will not be able to produce the expected level of profitability from the acquired business or assets. In addition, we might incur additional indebtedness in order to finance an acquisition, which could require additional payments in the future, and we might issue common stock or other securities to pay for an acquisition, in which event the acquisition may ultimately prove to be dilutive to our current stockholders. As a result, the impact of any acquisition on our future performance may not be as favorable as expected and actually may be adverse.

Following the TANDBERG Television acquisition we will have substantial indebtedness.

We will incur substantial indebtedness in order to finance the pending acquisition of TANDBERG Television ASA, which will require substantial payments in the future. Any unexpected changes in the combined business may reduce our ability to pay down the debt in a timely manner or access the capital markets for further refinancing. We may not be able to generate sufficient cash flows to support the debt structure in the future. Additionally, the credit agreement pursuant to which we will borrow most of the indebtedness will contain substantial affirmative and negative covenants (including restrictions on indebtedness, restrictions on dividends and repurchases of securities, restrictions on acquisitions and dispositions of assets, limitations on leverage, minimum interest coverage ratios, limitations on capital expenditures), the violation of which would result in a default and could result in the acceleration of the indebtedness and that will restrict the freedom with which we can operate our business. We will also issue common stock or other securities to pay for this acquisition, in which event the acquisition may ultimately prove to be dilutive to our current shareholders.

Our business has primarily come from several key customers. The loss of one of these customers or a significant reduction in sales to one of these customers would have a material adverse effect on our business.

Our four largest customers (including their affiliates, as applicable) are Comcast, Cox Communications, Liberty Media International, and Time Warner Cable. For the year ended December 31, 2006, sales to Comcast accounted for approximately 38.6%, sales to Cox Communications accounted for approximately 9.9%, sales to Liberty Media International accounted for approximately 10.0%, and sales to Time Warner Cable accounted for approximately 9.1% of our total revenue. The loss of any of these customers, or one of our other large customers, or a significant reduction in the products or services provided to any of them would have a material adverse impact on our business.

In addition, more so than historically, in recent years our customers have submitted their purchase orders less evenly over the course of each quarter and year and with shorter lead times. This has made it more difficult for us to forecast sales and plan accordingly.

The broadband products that we develop and sell are subject to technological change and a trend towards open standards, which may impact our future sales and margins.

The broadband products we sell are subject to continuous technological evolution. Further, the cable industry has and will continue to demand a move towards open standards. The move towards open standards is expected to increase the number of MSOs that will offer new services, in particular, telephony. This trend also is expected to increase the number of competitors and drive capital costs per subscriber deployed down. These factors may adversely impact both our future revenues and margins.

Products currently under development may fail to realize anticipated benefits.

Rapidly changing technologies, evolving industry standards, frequent new product introductions and relatively short product life cycles characterize the markets for our products. The technology applications that we currently are developing may not ultimately be successful.

Even if the products in development are successfully brought to market, they may not be widely used or we may not be able to successfully capitalize on their technology. To compete successfully, we must quickly design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance and reliability. However, we may not be able to successfully develop or introduce these products if our products:

•	Are not cost-effective;

•	Are not brought to market in a timely manner;

•	Fail to achieve market acceptance; or

•	Fail to meet industry certification standards.

Furthermore, our competitors may develop similar or alternative technologies that, if successful, could have a material adverse effect on us. Our strategic alliances are based on business relationships that have not been the subject of written agreements expressly providing for the alliance to continue for a significant period of time. The loss of a strategic relationship could have a material adverse effect on the progress of new products under development with that third party.

Our success depends in large part on our ability to attract and retain qualified personnel in all facets of our operations.

Competition for qualified personnel is intense, and we may not be successful in attracting and retaining key personnel, which could impact our ability to maintain and grow our operations. Our future success will depend, to a significant extent, on the ability of our management to operate effectively. In the past, competitors and others have attempted to recruit our employees and in the future, their attempts may continue. The loss of services of any key personnel, the inability to attract and retain qualified personnel in the future or delays in hiring required personnel, particularly engineers and other technical professionals, could negatively affect our business.

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

We are exposed to various market risk factors such as fluctuating interest rates and changes in foreign currency rates. These risk factors can impact our results of operations, cash flows and financial position. We manage these risks through regular operating and financing activities and periodically use derivative financial instruments such as foreign exchange forward and option contracts. There can be no assurance that our risk management strategies will be effective.

Our profitability has been, and may continue to be, volatile, which could adversely affect the price of our stock.

We have experienced several years with significant operating losses. Although we have been profitable in the last eight quarters, we may not be profitable or meet the level of expectations of the investment community in the future, which could have a material adverse impact on our stock price. In addition, our operating results may be adversely affected by the timing of sales or a shift in our product mix.

We may face higher costs associated with protecting our intellectual property.

Our future success depends in part upon our proprietary technology, product development, technological expertise and distribution channels. We cannot predict whether we can protect our technology or whether competitors can develop similar technology independently. We have received and may continue to receive from third parties, including some of our competitors, notices claiming that we have infringed upon third-party patents or other proprietary rights. We are currently a party in proceedings in federal court in California and in Texas, in which one of our customers has been sued for patent infringement and has sued us and several other suppliers for indemnification, and we may become involved in similar litigation involving other customers. Any of these claims, whether with or without merit, could result in costly litigation, divert the time, attention and resources of our management, delay our product shipments, or require us to enter into royalty or licensing agreements. If a claim of product infringement against us is successful and we fail to obtain a license or develop non-infringing technology, our business and operating results could be materially and adversely affected. In addition, the payment of any necessary licensing fees or indemnification costs associated with a patent infringement claim could also materially adversely affect our operating results.

We do not intend to pay cash dividends on our common stock in the foreseeable future.

We currently intend to continue our policy of retaining earnings to finance the growth of our business. In addition, the payment of dividends in certain circumstances may be prohibited by the terms of our current and future indebtedness. As a result, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

We have anti-takeover defenses that could delay or prevent an acquisition of our company.

We have a shareholder rights plan (commonly known as a “poison pill”). This plan is not intended to prevent a takeover, but is intended to protect and maximize the value of stockholders’ interests. This plan could make it more difficult for a third party to acquire us or may delay that process.

We have the ability to issue preferred shares without stockholder approval.

Our common shares may be subordinate to classes of preferred shares issued in the future in the payment of dividends and other distributions made with respect to common shares, including distributions upon liquidation or dissolution. Our Amended and Restated Certificate of Incorporation permits our board of directors to issue preferred shares without first obtaining stockholder approval. If we issued preferred shares, these additional securities may have dividend or liquidation preferences senior to the common shares. If we issue convertible preferred shares, a subsequent conversion may dilute the current common stockholders’ interest.

Item 1B.	Unresolved Comments

As of December 31, 2006 we have no unresolved comments.

Item 2.	Properties

We currently conduct our operations from 15 different locations; two of which we own, while the remaining 13 are leased. These facilities consist of sales and administrative offices and warehouses totaling approximately 500 thousand square feet. Our long-term leases expire at various dates through 2023. We believe that our current properties are adequate for our operations. A summary of our principal leased properties that are currently in use is as follows:

Location	Description	Area (sq. ft.)	Lease Expiration

Ontario, California	Warehouse	59,269	January 31, 2009
Ontario, California	Warehouse	24,246	December 31, 2007
Suwanee, Georgia	Office space	129,403	April 14, 2012
Englewood, Colorado	Office space	32,240	March 31, 2011
Lisle, Illinois	Office space	56,008	November 1, 2013
Ireland	Office space	11,135	October 28, 2020

We own the following properties:

Location	Description	Area (sq. ft.)

Cary, North Carolina	Warehouse	151,500
Chicago, Illinois	Warehouse/Office space	18,000

Item 3.	Legal Proceedings

From time to time, ARRIS is involved in claims, disputes, litigation or legal proceedings incident to the ordinary course of its business, such as employment matters, environmental proceedings, contractual disputes and intellectual property disputes. Except as described below, ARRIS is not part to or has not been part to, during a period covering the previous 12 months, any governmental, legal or arbitration proceedings, including such proceedings which are pending or threatened of which ARRIS is aware, which may have, or have had in the recent past, significant effects on ARRIS’ financial position or profitability.

Currently, ARRIS is a party in two related proceedings pending in federal court in Texas and California. ARRIS has sought to clarify its intellectual property rights to the following four United States Patents: No. Re 35,774 (revised no. 5,347,304); No. 5,586,121; No. 5,818, 845; and No. 5,828,655 (the “Patents”). In both suits, ARRIS is seeking that the court declares that it has a nonexclusive license to, and has the ability to gain ownership rights in, the Patents. ARRIS’ allegations are based on the provisions of a 11 January 1999, license agreement (“License Agreement”) between the Patents’ former owner, Hybrid Networks, Inc. (“HNI”), and ARRIS’ predecessor in interest, Com21, Inc. (“Com21”). The License Agreement, which bound both parties’ successors, provided Com21 with a nonexclusive license to use, and a right-of-first-refusal to purchase the Patents. Subsequently, ARRIS purchased certain assets of Com21, including all of Com21’s IP assets for the cable modem termination systems business, which, ARRIS has now alleged, includes the rights under the License Agreement. Thus, ARRIS has argued in both cases that it has succeeded to Com21’s licensing and ownership rights to the Patents under the terms of the License Agreement. HNI has sued or has made other claims against other customers of ours, and these customers either have or are expected to request indemnification from us.

The cases are summarized as follows:

Hybrid Patents, Inc. v. Charter Communications, Inc., Case No. 2:05-CV-436 (E.D. Tex). Charter Communications, Inc. (“Charter”) is one of ARRIS’ customers, in ARRIS’ business of selling cable modem termination systems. Hybrid Patents, Inc. (“Hybrid Patents”) claims that it succeeded in interest as owner of the Patents from HNI. On 13 September 2005, Hybrid Patents sued Charter in this case for infringement of the Patents. Charter responded by bringing a third-party claim for indemnification against ARRIS and nine of Charter’s other suppliers, alleging that ARRIS and/or the other suppliers were responsible for any infringement due to products which infringed the Patents that any or all of them sold to Charter. After ARRIS answered, and filed a third-party claim against Hybrid Patents in which ARRIS asserted its rights to the Patents, Hybrid Patents brought a third-party claim for direct and contributory patent infringement against ARRIS. ARRIS has denied, and will continue to deny, that it is liable for any patent infringement claims. The Texas court is currently considering a motion to transfer the case to the California jurisdiction, brought by Charter and ARRIS.

ARRIS International, Inc. v. Hybrid Patents, Inc., Hybrid Networks, Inc., HYBR Wireless Industries, Inc., London Pacific Life & Annuity Company, and Carol Wu, Trustee of the Estate of Com21, Inc., Case No. 03-54533MM, Chapter 7, Adversary Proceeding in Bankruptcy, Adv. No. 06-5098MM (Bankr. N.D. Cal.). ARRIS brought this claim after learning that its customer, Charter, was being sued for infringement of the Patents in Texas, but before being joined as a party in the Texas litigation. In this suit, ARRIS seeks that the bankruptcy court declare that Com21 passed all of its rights under the License Agreement to its successor in interest, ARRIS, and that ARRIS thus has a nonexclusive license to, and ownership rights in, the Patents. The court is currently considering a motion to dismiss the case, and a motion to transfer the case to the Texas jurisdiction, brought by Hybrid Patents, HYBR Wireless Industries, Inc., and London Pacific Life & Annuity Company.

Commencing in 2005, Rembrandt Technologies, LP filed a series of at least seven lawsuits in the Federal Court for the Eastern District of Texas against Charter Communications, Inc, Time Warner Cable, Inc., Comcast Corporation and others alleging patent infringement related to the cable systems operators’ use of data transmission, video, cable modem, voice-over-internet, and other technologies and applications. Although ARRIS is not a defendant in any of these lawsuits, its customers are, and its customers either have requested indemnification from, or are expected to request indemnification from, ARRIS and the other manufacturers of the equipment that is alleged to infringe. ARRIS is party to a joint defense agreement with respect to one of the lawsuits and has various understandings with the defendants in the remaining lawsuits with respect to cost sharing. The first of the lawsuits is scheduled to be tried in July 2007. The defendants are vigorously contesting the lawsuits, although it is premature to assess the likelihood of a favorable outcome. In the event of an adverse outcome, ARRIS could be required to indemnify its customers, pay royalties, and/or cease using certain technology.

Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2006, no matters were submitted to a vote of our company’s security holders.

Item 4A.	Executive Officers and Board Committees

Executive Officers of the Company

The following table sets forth the name, age as of February 28, 2007, and position of our executive officers.

Name	Age	Position

Robert J. Stanzione	58	Chief Executive Officer, Chairman of the Board
Lawrence A. Margolis	59	Executive Vice President, Strategic Planning, Administration, Chief Counsel, and Secretary
David B. Potts	49	Executive Vice President, Chief Financial Officer and Chief Information Officer
Ronald M. Coppock	52	President, ARRIS Worldwide Sales
Bryant K. Isaacs	47	President, New Business Ventures
James D. Lakin	63	President, Broadband
Robert Puccini	45	President, TeleWire Supply
Marc S. Geraci	53	Vice President, Treasurer
Daniel Owens	36	Vice President, Controller

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

Daniel Owens has been Vice President, Controller of ARRIS since August 2005. From 1999 to 2005, he held various accounting positions, including Vice President of Finance at InterCept, Inc. Mr. Owens began his career in public accounting at Ernst & Young LLP. Mr. Owens is a CPA.

Board Committees

Our Board of Directors has three committees: Audit, Compensation, and Nominating and Corporate Governance. The charters for all three committees are located on our website at www.arrisi.com. The Board believes that each of its members, with the exception of Mr. Stanzione, is independent, as defined by the SEC and NASDAQ rules. The Board has identified John Petty as the lead independent director and audit committee financial expert, as defined by the SEC. Additionally, the Board has identified Matthew Kearney as an audit committee financial expert.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

ARRIS’ common stock is traded on the Nasdaq Global Select Market under the symbol “ARRS.” The following table reports the high and low trading prices per share of the Company’s common stock as listed on the NASDAQ Global Market System:

	High	Low

2005
First Quarter	$7.27	$5.45
Second Quarter	9.18	6.28
Third Quarter	12.17	8.50
Fourth Quarter	12.79	7.12
2006
First Quarter	$14.30	$9.50
Second Quarter	14.22	10.66
Third Quarter	13.12	9.25
Fourth Quarter	13.80	10.84

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

As of January 31, 2007, there were approximately 368 record holders of our common stock. This number excludes shareholders holding stock under nominee or street name accounts with brokers or banks.

Stock Performance Graph

Below is a graph comparing total stockholder return on the Company’s stock from December 31, 2001 through December 31, 2006, with the Standard & Poor’s 500 and the Index of NASDAQ U.S. Stocks of entities in the industry of electronics and electrical equipment and components, exclusive of computer equipment, (SIC 3600-3699), prepared by the Research Data Group, Inc.. The stock performance graph assumes the investment of $100 on December 31, 2001 and reinvestment of all dividends. Notwithstanding anything to the contrary set forth in any of our filings under the Securities Act of 1933, or the Securities Exchange Act of 1934 that might incorporate future filings, including this Annual Report on Form 10-K, in whole or in part, the Performance Graph presented below shall not be incorporated by reference into any such filings.

	Cumulative Total Return
	12/01	12/02	12/03	12/04	12/05	12/06
ARRIS Group Inc.	100.00	36.58	74.18	72.13	97.03	128.18
S & P 500	100.00	77.90	100.24	111.15	116.61	135.03
Peer Group	100.00	48.66	88.73	83.05	85.53	82.72

Copyright © 2006 Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.
www.researchdatagroup.com/S&P.htm

Item 6.	Selected Consolidated Historical Financial Data

The selected consolidated financial data as of December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006 set forth below are derived from the accompanying audited consolidated financial statements of ARRIS, and should be read in conjunction with such statements and related notes thereto. The selected consolidated financial data as of December 31, 2004, 2003 and 2002 and for the years ended December 31, 2003 and 2002 is derived from audited consolidated financial statements that have not been included in this filing. The historical consolidated financial information is not necessarily indicative of the results of future operations and should be read in conjunction with ARRIS’ historical consolidated financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document. See Note 18 of the Notes to the Consolidated Financial Statements for a summary of our quarterly consolidated financial information (in thousands, except per share data).

	2006	2005	2004	2003	2002

Consolidated Operating Data:
Net sales	$891,551	$680,417	$490,041	$433,986	$651,883
Cost of sales	639,473	489,703	343,864	307,726	425,231

Gross margin	252,078	190,714	146,177	126,260	226,652
Selling, general, and administrative expenses	87,203	74,308	68,539	89,117	128,089
Research and development expenses	66,040	60,135	63,373	62,863	72,485
Impairment of goodwill	—	—	—	—	70,209
Amortization of intangibles	632	1,212	28,690	35,249	34,494
Restructuring and other	2,210	1,331	7,648	891	7,113

Operating income (loss)	95,993	53,728	(22,073)	(61,860)	(85,738)
Interest expense	976	2,101	5,006	10,443	8,383
Membership interest	—	—	—	2,418	10,409
Loss (gain) on debt retirement	—	2,372	4,406	(26,164)	7,302
Other expense (income), net	(12,266)	(2,679)	(2,403)	(2,329)	(5,513)
Loss on investments and notes receivable	29	146	1,320	1,436	14,894

Income (loss) from continuing operations before income taxes	107,254	51,788	(30,402)	(47,664)	(121,213)
Income tax expense (benefit)	(34,812)	513	108	—	(6,800)

Net income (loss) from continuing operations	142,066	51,275	(30,510)	(47,664)	(114,413)
Discontinued Operations:
Income (loss) from discontinued operations	221	208	2,114	351	(18,794)
Income tax expense (benefit)	—	—	—	—	—

Income (loss) from discontinued operations	221	208	2,114	351	(18,794)

Net income (loss) before cumulative effect of accounting change	142,287	51,483	(28,396)	(47,313)	(133,207)
Cumulative effect of accounting change	—	—	—	—	57,960

Net income (loss)	$142,287	$51,483	$(28,396)	$(47,313)	$(191,167)

	2006	2005	2004	2003	2002

Net income (loss) per common share:
Basic:
Income (loss) from continuing operations	$1.32	$0.53	$(0.36)	$(0.62)	$(1.40)
Income (loss) from discontinued operations	—	—	0.02	—	(0.23)
Cumulative effect of accounting change	—	—	—	—	(0.71)

Net income (loss)	$1.33	$0.53	$(0.33)	$(0.62)	$(2.33)

Diluted:
Income (loss) from continuing operations	$1.30	$0.52	$(0.36)	$(0.62)	$(1.40)
Income (loss) from discontinued operations	—	—	0.02	—	(0.23)
Cumulative effect of accounting change	—	—	—	—	(0.71)

Net income (loss)	$1.30	$0.52	$(0.33)	$(0.62)	$(2.33)

Selected Balance Sheet Data:
Total assets	$1,013,557	$529,403	$450,678	$451,859	$563,412
Long-term obligations	$293,682	$18,230	$91,781	$138,052	$11,500

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our long-term goal is to continue to strengthen our position as a leading provider of broadband access products and services worldwide. Our primary market and focus is cable providers, or MSOs. Our customers, the MSOs, seek new cost effective revenue generating services that they can market and sell to their subscribers. The key new services at this time are digital video, high speed data and IP telephony. Through internal development and various acquisitions that we have made and plan to make in the future, we market and sell products that deliver these services to the MSOs, and to potentially other operators such as Satellite and Telcos.

Industry Conditions

Our performance is largely dependent on our customers’ capital spending in constructing, rebuilding, maintaining and upgrading broadband communications systems necessary for the provision of new voice, data, and video services. The cable market has evolved and changed significantly over the past few years. In developing a strategy to achieve our long-term goals we have considered the following key developments that have or may impact us:

Increase in Spending by MSOs on New Revenue-Generating Services

While reducing overall capital expenditures, MSOs have increased their expenditures on equipment which allows them to create new revenue-generating opportunities, including high-speed data, telephony and digital video. We anticipate future increases in expenditures by the MSOs on new technologies, which allow them to capitalize on these opportunities.

Cable Operator Demand of Open Standards for Equipment and Services Related to High-Speed Data, Telephony and, Digital Video

Each of the key new revenue-generating services (high-speed data, telephony and digital video) were originally made available to the MSOs by various companies using proprietary products; however, next-generation products are being developed and deployed in compliance with open standards established by the cable industry:

•	High-speed data was first offered, most significantly by ARRIS, Motorola and Terayon, using proprietary cable modem termination systems and cable modems. In the United States, the MSOs founded CableLabs® to create an open standard architecture for high-speed data defined in DOCSIS. The initial version of this architecture was introduced in 1999. Subsequently, a second version, DOCSIS 2.0, was introduced in 2001, which is today’s standard. ARRIS and its competitors responded to the creation of these standards by replacing their proprietary high-speed data products with DOCSIS-compliant products. Similar open standards exist in Europe.

•	Telephony was first offered, most significantly by ARRIS, Motorola, ADC and Tellabs, using proprietary constant bit rate (CBR) headend and network interface units. ARRIS continues to sell CBR equipment; however, we experienced a reduction in sales of this product in 2005 and 2006 as cable operators supplant CBR telephony with Voice over IP (VoIP) telephony technology. We anticipate that CBR product revenues will continue to decline as end of life purchase orders are expected to be completed in 2007. The MSOs, through CableLabs®, have created an open architecture for VoIP telephony called PacketCable. We anticipate that the majority of new telephony deployments will use this open architecture. ARRIS and its competitors responded to the creation of this new standard with PacketCable-compliant products.

•	Digital Video was first offered, most significantly by Motorola, Scientific-Atlanta and Pace, using proprietary set-top boxes. In 1997, CableLabs®, at the direction of the MSOs, introduced a standard for open architecture, secure interactive digital television known as OpenCabletm. In 2005, certain MSOs, in particular Comcast, Time Warner and Cox Communications, began the development of standards for an NGNA, which, among other things, will drive an open standards architecture for IP Video. In the latter half of 2005, the NGNA initiative was transferred to CableLabs®. Subsequently, CableLabs® began the development of a third generation DOCSIS standard (DOCSIS 3.0) and a definition of a next generation cable modem termination architecture known as M-CMTS. Together DOCSIS 3.0 and M-CMTS embody the concepts of the NGNA vision. We are actively participating in the development of the DOCSIS 3.0 and M-CMTS standards and are developing and marketing products based on these new standards.

We expect that MSOs will continue to create and demand open interfaces for all services in the future.

We also expect that MSOs will seek to offer other new services in the future. For example:

•	Some MSOs have expressed interest in offering bundled wireless telephony as part of their product offering. This product known as Fixed Mobile Convergence (FMC) will allow cable subscribers to use mobile phones in their homes, connecting to the MSOs’ VoIP network in the home and roam from the home VoIP network to the cellular network outside of the home and back seamlessly. We are developing products and technologies to support this new offering.

•	Some MSOs are increasing their focus on expanding their service offerings to businesses. We are exploring products and technologies to support the MSOs expansion into this market segment.

Consolidation of Our Customer Base

Consolidation of our customers has, and may in the future; affect their purchases of our products. In the fourth quarter of 2002, Comcast completed its purchase of AT&T Broadband. Since the acquisition, we have not shipped material quantities of CBR telephony product to Comcast as its focus turned to video and high-speed data, most recently VoIP. In 2004, Liberty Media International increased its holdings in international properties making them one of the largest MSOs in the world. As a result, we entered into a global Master Purchase agreement with Liberty and its affiliates for all ARRIS products. In 2004, Adelphia Communications announced that, as part of its bankruptcy proceedings, it planned to sell its cable properties. In 2005, Adelphia announced that it would seek court approval to sell its cable properties to Time Warner Cable and Comcast, which closed in 2006. It is possible that the sale of properties may have an impact on our future sales. Time Warner Cable and Comcast historically have been among our larger customers.

It also is possible that other customer consolidations may occur that could have an impact on future sales of our products.

Decline in Spending by the MSOs on “Two-Way Plant Upgrades”

A significant portion of the MSOs have completed, or are nearing completion of, their “two-way” plant upgrade programs. We, as well as our competitors (in particular, Cisco / Scientific-Atlanta, Motorola and TVC), have sold significant amounts of equipment to the MSOs over the past five years in support of their upgrade programs. These sales were predominant of our Supplies & CPE products as well as our former Transmission, Optical and Outside Plant products. There is recent interest in additional plant upgrades to increase the amount of usable spectrum from the typical 750 or 860 MHz to create room for new services such as wideband data and more HD channels. However, it is not clear how widely the industry will pursue this option in 2007.

Consolidation of Competitors

In the fourth quarter of 2005, Cisco Systems announced that they would acquire Scientific-Atlanta. The acquisition was completed in February of 2006. Both Cisco and Scientific-Atlanta are key competitors of ARRIS. It also is possible that other competitor consolidations may occur that could have an impact on future sales and profitability.

Our Strategy and Key Highlights

Taking into consideration the industry conditions, to achieve our goal of increasing our position as a leading worldwide provider of broadband access products and services, we have implemented a long-term business strategy that includes the following key elements:

•	Transition to VoIP with an “Everything IP, Everywhere” philosophy and build on current market successes;

•	Leverage our current voice and data business;

•	Strengthen and grow our supplies infrastructure distribution channel;

•	Expand our existing product/services portfolio through internal developments, partnerships and acquisitions; and

•	Maintain and improve an already strong capital and expense structure.

Below is a summary of some of our key trends, actions and highlights relative to these strategies:

“Everything IP, Everywhere” is taking hold as MSOs globally have embraced VoIP and are now rapidly deploying this key new service.

•	Our sales, net income, cash from operating activities, and earnings per share have significantly improved sequentially as a result of the growth in the VoIP market and customer acceptance of our products.

	Years Ended December 31,
	2006	2005	2004
	(in millions)

Sales	$891.6	$680.4	$490.0
Net income (loss)	$142.3	$51.5	$(28.4)
Cash provided by operating activities	$144.2	$26.7	$22.1

•	We have successfully leveraged our existing market position and industry experience to increase sales of both EMTA and CMTS products.

•	We expect demand for CMTS products will continue to increase in future periods as new services and competition between our customers and their competitors intensifies the need to provide ever faster download speeds requiring added CMTS capacity and features. We expect demand for EMTAs to increase, however, the rate of future growth for EMTA sales is expected to be lower than what we have experienced to date as many of our customers have now passed through the initial launch stage. Our ultimate level of sales of EMTAs will be affected by, but not limited to, such factors as the success our customers have marketing IP telephony to their subscribers in the future, and the success our customers have retaining their IP telephony subscribers. We also anticipate increased competition for EMTAs in the future.

•	In 2006, we further expanded our customer list as a result of the success of our CMTS and EMTA product lines. Of particular note are the commencement of C4 CMTS sales to Time Warner Cable in the third quarter of 2006 and the sale of EMTAs to several MSOs in Canada.

•	Sales of our CBR products, consistent with the expectation that we previously disclosed, decreased significantly year over year as this product line nears the end of its life. We anticipate sales of CBR products to further decline in 2007 as end of life purchase orders are expected to be substantially fulfilled.

We continue to invest significantly in research and development.

•	We have made significant investments through our research and development efforts in new products and expansion of our existing products. Our primary focus has been on products and services that will enable MSOs to build and operate high-availability, fault-tolerant networks, which allow them to generate greater revenue by offering high-speed data, IP telephony and digital video. This “success-based” capital expenditure is becoming an increasing portion of the cable operators’ total capital spending. In addition, some MSOs have expressed interest in offering bundled wireless telephony as part of their product offering. This product known as Fixed Mobile Convergence (FMC) will allow cable subscribers to use mobile phones in their homes, connecting to the MSOs’ VoIP network in the home and roam from the home VoIP network to the cellular network outside of the home and back seamlessly. We are developing products to support this new offering. In 2006, we spent approximately $66.0 million on research and development, or 7.4% of revenue. We expect to continue to spend similar levels on research and development in the future.

•	Key research and development accomplishments in 2006 included:

•	Introduction of the fifth generation (500-series) of our EMTAs, including cost reduced versions.

•	The 500-series Touchstone® EMTAs achieved both DOCSIS and Euro DOCSIS 2.0 certification.

•	Introduction of the TM508/TM512 multiline EMTAs for commercial and multiple dwelling unit applications.

•	Introduction of the TM552 wireless EMTA for high end home and office VoIP and high speed data services.

•	Continued work on a session initiated protocol (“SIP”) based version of our EMTA for Eastern European and Asian customers.

•	Introduction of our FlexPathtm wideband technology enabling delivery of over 100Mbps to the subscriber over standard cable plant.

•	Continued work on our D5tm Universal Edge QAM product, which was made commercially available in the first half of 2006.

•	The C4® CMTS achieved Euro-DOCSIS 2.0 certification.

•	Introduction of new routing, management, and IP features as well as continued cost reductions within the CMTS product family.

•	Through our work at CableLabs® on the DOCSIS® 3.0 and Modular CMTS standards we have developed a Next Generation Network Architecture (NGNA). Based on the technology of our flagship C4® CMTS and D5®Universal Edge QAM, we began the development of components which, when added to the existing installed base should enable MSOs to cost effectively upgrade their networks to these new standards without the need to replace the existing equipment.

In November 2006, we issued Convertible Notes to supplement our cash position in anticipation of potential future acquisitions.

•	In November 2006 we raised $276.0 million through the issuance of a 2% convertible note offering.

•	We ended 2006 with $549.2 million of cash, cash equivalents and short-term investments.

•	Proceeds from this offering will be used to fund the potential acquisitions, including the potential acquisition of TANDBERG Television.

In January 2007, we announced our intention to purchase TANDBERG Television

•	In January 2007, we announced our intention to purchase the shares of TANDBERG Television for approximately $1.2 billion.

•	The acquisition is expected to be funded by a combination of balance sheet cash, the issuance of common shares, and new term debt.

•	On February 26, 2007, a third party announced its intent to make a competing all cash offer for all of TANDBERG Television’s outstanding shares at a higher price than our offer of NOK 96 per share of TANDBERG’s common stock. As of the date of this report, we are evaluating the competing offer and our options with respect to the proposed transaction.

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

Key Operating Data (as a percentage of net sales)

	Years Ended December 31,
	2006	2005	2004

Net sales	100.0%	100.0%	100.0%
Cost of sales	71.7	72.0	70.2

Gross margin	28.3	28.0	29.8
Operating expenses:
Selling, general, and administrative expenses	9.8	10.9	14.0
Research and development expenses	7.4	8.8	12.9
Restructuring and impairment charges	0.2	0.2	1.6
Amortization of intangibles	0.1	0.2	5.9

Operating income (loss)	10.8	7.9	(4.5)
Other (income) expense:
Interest expense	0.1	0.3	1.0
Loss (gain) on debt retirement	—	0.3	0.9
Loss (gain) on investments	—	—	0.3
Gain on foreign currency	(0.1)	—	(0.3)
Interest income	(1.2)	(0.5)	(0.3)
Other expense (income), net	—	0.1	0.1

Income (loss) from continuing operations before income taxes	12.0	7.7	(6.2)
Income tax expense (benefit)	(3.9)	0.1	—

Net income (loss) from continuing operations	15.9	7.6	(6.2)
Gain (loss) from discontinued operations	—	—	0.4

Net income (loss)	16.0%	7.6%	(5.8)%

Comparison of Operations for the Three Years Ended December 31, 2006

Net Sales

The table below sets forth our net sales for the three years ended December 31, 2006, 2005, and 2004, for each of our product categories described in Item 1 of this Form 10-K (in millions except percentages):

				Increase (Decrease)
	Net Sales			Between Periods
	For the Years Ended December 31,			2006 vs. 2005		2005 vs. 2004
	2006	2005	2004	$	%	$	%

Product Category:
Broadband	$364.3	$315.1	$300.2	$49.2	15.6%	$14.9	5.0%
Supplies & CPE	527.3	365.3	189.8	162.0	44.3%	175.5	92.5%

Total sales	$891.6	$680.4	$490.0	$211.2	31.0%	$190.4	38.9%

The table below sets forth our domestic and international sales for the three years ended December 31, 2006, 2005, and 2004 (in millions except percentages):

				Increase (Decrease)
	Net Sales			Between Periods
	For the Years Ended December 31,			2006 vs. 2005		2005 vs. 2004
	2006	2005	2004	$	%	$	%

Domestic	$668.1	$495.8	$366.4	$172.3	34.8%	$129.4	35.3%
International:
Asia Pacific	52.9	51.1	48.0	1.8	3.5	3.1	6.5
Europe	75.0	67.4	46.2	7.6	11.3	21.2	45.9
Latin America	41.7	25.0	18.2	16.7	66.8	6.8	37.4
Canada	53.9	41.1	11.2	12.8	31.1	29.9	267.0

Total International	223.5	184.6	123.6	38.9	21.1%	61.0	49.4

Total	$891.6	$680.4	$490.0	$211.2	31.0%	$190.4	38.9%

Broadband Net Sales 2006 vs. 2005

During the year ended December 31, 2006, sales of our Broadband products increased $49.2 million or approximately 15.6%, as compared to 2005. This increase in Broadband sales resulted from several components:

•	Sales of our CMTS product increased reflecting higher sales to Comcast and our success in capturing new customers, for example Time Warner Cable. Continued increased demand for bandwidth coupled with the launch of telephony has driven increased demand for our CMTS products from our customers.

•	Sales of our CBR voice products declined year over year, in particular in the second half of 2006, as customers migrate to VoIP products. As previously disclosed, this product is now nearing end of life.

Supplies & CPE Net Sales 2006 vs. 2005

Supplies & CPE product sales increased $162.0 million or approximately 44.3% in the year ended December 31, 2006 as compared to the same period in 2005.

•	Sales of our EMTA product increased as operators ramped up deployment of VoIP. In 2006, we shipped 4.8 million units as compared to 2.3 million units in 2005. Many of our customers are now through the initial launch stage of telephony, and as a result, we do not expect a similar growth rate in 2007.

•	The increase in EMTA sales was broad-based and included sales to many new customers.

•	Sales of the remaining products in the Supplies & CPE category were similar in 2006 as compared to 2005.

Broadband Net Sales 2005 vs. 2004

During 2005, sales of our Broadband products increased by $14.9 million or 5.0% as compared to 2004.

•	Sales of our CMTS product line increased year over year. A significant portion of the increase relates to sales to new customers for this product line, most notably Charter Communications.

•	As anticipated, sales of our CBR voice product declined year over year. Two factors led to the decline. First, the product line is approaching end of life and as a result our customers, in particular Cox Communications and JComm, have reduced their purchases as they transition to VoIP. Second, we reduced the price of the product in 2005.

Supplies & CPE Net Sales 2005 vs. 2004

Supplies & CPE product revenue increased by approximately $175.5 million or 92.5% in 2005 as compared to 2004.

•	The increase reflects substantial growth in VoIP demand from our customers as they began to rollout VoIP in volume in 2005, and as a result, they purchased more EMTAs.

•	The increase in sales was broad based and included sales to many new customers.

Gross Margin

The table below sets forth our gross margin for the three years ended December 31, 2006, 2005, and 2004, for each of our product categories (in millions except percentages):

	Gross Margin $			Increase (Decrease)
	For the Years Ended			Between Periods
	December 31,			2006 vs. 2005		2005 vs. 2004
	2006	2005	2004	$	%	$	%

Product Category:
Broadband	$167.6	$122.1	$120.7	$45.5	37.3%	$1.4	1.2%
Supplies & CPE	84.5	68.6	25.5	15.9	23.2%	43.1	169.0%

Total	$252.1	$190.7	$146.2	$61.4	32.2%	$44.5	30.4%

The table below sets forth our gross margin percentages for the three years ended December 31, 2006, 2005, and 2004, for each of our product categories:

	Gross Margin %
	For the Years Ended			Percentage Point Increase
	December 31,			(Decrease) Between Periods
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004

Product Category:
Broadband	46.0%	38.8%	40.2%	7.2	(1.4)
Supplies & CPE	16.0%	18.8%	13.4%	(2.8)	5.4
Total	28.3%	28.0%	29.8%	0.3	(1.8)

Our overall gross margins are very dependent upon, among other factors, achievement of planned cost reductions, product mix, and price reductions granted to customers.

Broadband Gross Margin 2006 vs. 2005

The increase in Broadband gross margin dollars and percentages in 2006 as compared to 2005 was related to the following factors:

•	The increase in gross margin dollars year over year is a result of the $49.2 million increase in sales and the improved gross margin percentage.

•	The increase in the gross margin percentage year over year primarily reflects cost reductions achieved related to our C4 CMTS.

•	In 2006, we recorded $1.6 million of inventory reserves versus $2.9 million in 2005.

Supplies & CPE Gross Margin 2006 vs. 2005

The increase in Supplies & CPE gross margin dollars and the decrease in gross margin percentage in 2006 as compared to 2005 were related to the following factors:

•	The increase in gross margin dollars year over year is a result of the $162.0 million increase in sales, partially offset by lower gross margin percentage.

•	Gross margin percentage decreased 2.8% points year over year as a result of lower margins achieved on our EMTA product as we transitioned models. In order to secure market share we chose to reduce the price of our Model 4 EMTA in advance of introducing our cost reduced Model 5 EMTA. As a result our margins were lower than historical averages until the transition was completed in the fourth quarter 2006. In the fourth quarter 2006 the Supplies and CPE gross margin percentage was 18.3% as compared to the full year average of 16.0%.

•	In 2006, we recorded $1.3 million of inventory reserves versus $2.0 million in 2005.

Broadband Gross Margin 2005 vs. 2004

The increase in Broadband gross margin dollars and the decrease in percentages in 2005 as compared to 2004 were related to the following factors:

•	The increase in gross margin dollars year over year is a result of the $14.9 million increase in sales.

•	The decrease in the gross margin percentage year over year primarily reflects price reductions related to our CBR product line.

•	In 2005, we recorded $2.9 million of inventory reserves versus $2.7 million in 2004.

Supplies & CPE Gross Margin 2005 vs. 2004

The increase in Supplies & CPE gross margin dollars and percentages in 2005 as compared to 2004 was related to the following factors:

•	The increase in gross margin dollars year over year is a result of the $175.5 million increase in sales.

•	Product cost reductions positively impacted gross margin percentage year over year.

•	In 2005, we recorded $2.0 million of inventory reserves versus $2.9 million in 2004.

Operating Expenses

The table below provides detail regarding our operating expenses (in millions except percentages):

				Increase (Decrease)
	Operating Expenses			Between Periods
	For the Years Ended December 31,			2006 vs. 2005		2005 vs. 2004
	2006	2005	2004	$	%	$	%

Selling, general, & administrative	$87.2	$74.4	$68.6	$12.8	17.2%	$5.8	8.5
Research & development	66.1	60.1	63.4	6.0	10.0%	(3.3)	(5.2)
Restructuring & impairment	2.2	1.3	7.6	0.9	69.2%	(6.3)	(82.9)
Amortization of intangibles	0.6	1.2	28.7	(0.6)	(50.0)%	(27.5)	(95.8)

Total	$156.1	$137.0	$168.3	$19.1	13.9%	$(31.3)	(18.6)

Selling, General, and Administrative, or SG&A, Expenses

2006 vs. 2005

Several factors contributed to the $12.8 million increase year over year:

•	Increased costs (salaries, fringe benefits, travel) of approximately $5.1 million associated with increased staffing levels, particularly in the sales organization, as a result of the growth in the business and the decision to further invest in the sales force.

•	Variable compensation costs (bonuses, commissions) increased by approximately $2.8 million year over year reflecting the increase in staff and our strong business performance relative to targets established by our board of directors.

•	An increase in compensation expense of approximately $1.5 million related to the full year impact of equity compensation expense recorded under the provisions of SFAS No. 123R, Share-Based Payment.

•	Increase in other costs (net) of $3.4 million including higher health care costs, legal / accounting / professional fees and sales sample expenses, partially offset by lower bad debt expense.

2005 vs. 2004

Several factors contributed to the $5.8 million increase year over year:

•	In the third quarter of 2005, we chose to early adopt the provisions of SFAS No. 123R, Share-Based Payment. Prior to adoption, we followed the provisions of APB Opinion No. 25 Accounting for Stock Issued to Employees, and recorded non-cash compensation expense related to restricted stock grants and stock options subject to variable accounting. Year over year non-cash compensation costs increased by $3.6 million, predominantly as a result of SFAS No. 123R, Share-Based Payment.

•	Variable compensation costs (bonuses) increased by $2.1 million year over year reflecting our strong business performance relative to targets established by our board of directors.

Research & Development Expenses

Included in our R&D expenses are costs directly associated with our development efforts (people, facilities, materials, etc.) and reasonable allocations of our information technology and facility costs.

2006 vs. 2005

Several factors contributed to the $6.0 million increase year over year:

•	Variable compensation costs and equity compensation costs increased by approximately $0.9 million.

•	In April 2006, we announced that we entered into a joint development, licensing and supply agreement with UTStarcom that will enable the fourth component of the quadruple play for cable MSOs worldwide. The joint solution will allow customers with Wi-Fi enabled handsets to seamlessly roam between their cellular and Wi-Fi connections, or a service commonly referred to as fixed mobile convergence, or FMC. In the second quarter of 2006, we recognized R&D expense of $2.4 million related to this agreement with the remaining license fees of approximately $2.6 million expected to be expensed in 2007 and 2008, of which $1.5 million will be recognized in the first quarter 2007.

•	Outside services related to research and development, such as testing and certifications, increased approximately $1.7 million year over year.

2005 vs. 2004

Several factors contributed to the $3.3 million reduction year over year:

•	For the majority of 2004, we continued to invest in certain products related to our Atoga product line, including a R&D center in Fremont, California. In late 2004, we closed the facility and severed 28 employees. In 2005, there were no expenditures related to this facility and employees. The resulting year over year decrease was approximately $4.1 million.

•	In the second quarter of 2005, there was a benefit of approximately $1.2 million representing funding received from a customer related to development work that ARRIS performed for it over an 18 month period. The expenses related to the project were charged to research and development in the periods in which they were performed. The customer provided progress payments over the respective time period. The receipt of the cash was recorded as a liability until we completed the work and the customer accepted it. The customer accepted the work in the second quarter of 2005, at which time the payments were offset against research and development expense.

•	Partially offsetting the above decreases were year over year increases related to variable compensation (bonuses) and non-cash equity compensation expenses upon adoption of SFAS No. 123R, Share-Based Payment of approximately $2.9 million.

Restructuring and Impairment Charges

During 2006 and 2005, we recorded restructuring and impairment charges of $2.2 million and $1.3 million, respectively, which predominately relate to changes in estimates related to real estate leases associated with the previous consolidation of certain facilities. The adjustment recorded in 2006 relates primarily to a vacant property in Georgia. This lease has approximately two years remaining. Given the limited time left on the lease and the information we have gained through our advisors and continued marketing efforts, we have concluded we will be unsuccessful in subletting the facility. It is possible that if the TANDBERG Television acquisition closes we may consolidate resources in this facility at which point we would revise our estimates.

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

Impairment of Goodwill

On an annual basis, we review our goodwill based upon our analysis and an independent valuation. The valuation is determined using a combination of the income and market approaches on an invested capital basis, which is the market value of equity plus interest-bearing debt. Independent valuations were performed in the fourth quarters of 2006, 2005, and 2004, and no impairment was indicated.

Amortization of Intangibles

Our intangibles amortization expense represents amortization of existing technology acquired as a result of the Arris Interactive L.L.C. acquisition in 2001, the Cadant, Inc. acquisition in 2002, the Atoga and Com21 acquisitions in 2003 and the CoaXmedia Broadband LLC acquisition in 2005. As of August 2004, the intangibles with respect to the Arris Interactive L.L.C. acquisition were fully amortized, as of January 2005, the intangibles associated with Cadant, Inc. were fully amortized, and as of August 2006, the intangibles associated with Com21 were fully amortized.

Other Expense (Income)

The table below provides detail regarding our other expense (income) (in millions):

	Other Expense (Income)			Increase (Decrease)
	For the Years Ended December 31,			Between Periods
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004

Interest expense	$1.0	$2.1	$5.0	$(1.1)	$(2.9)
Loss (gain) on debt retirement	—	2.4	4.4	(2.4)	(2.0)
Loss on investments and notes receivable	—	0.1	1.3	(0.1)	(1.2)
Gain on foreign currency	(1.4)	(0.1)	(1.3)	(1.3)	1.2
Interest income	(11.2)	(3.1)	(1.5)	(8.1)	(1.6)
Other expense (income)	0.3	0.5	0.4	(0.2)	0.1

Total expense (income)	$(11.3)	$1.9	$8.3	$(13.2)	$(6.4)

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

In May 2005, we called the remaining $75.0 million of the Notes for redemption and the holders of the Notes elected to convert the notes into 15.0 million shares of common stock rather than have the Notes redeemed. Under the indenture’s terms for redemptions, we made a make-whole interest payment of approximately 0.3 million shares resulting in a charge of $2.4 million during the second quarter of 2005. As of December 31, 2005, the Notes had been fully converted.

Loss on Investments and Notes Receivable

We hold certain investments in the common stock of publicly-traded companies, a number of non-marketable equity securities, and an investment in a rabbi trust associated with our deferred compensation plan. For further discussion on the classification and the accounting treatment of these investments, see the Investments section within Financial Liquidity and Capital Resources contained herein. During the years ended December 31, 2006, 2005, and 2004, we recorded net losses related to these investments of $29 thousand, $0.1 million, and $1.3 million, respectively.

During 2004, we recorded a charge of $0.1 million in relation to a short-term note receivable that we deemed to be fully impaired. The note, which was due from an unrelated private company, became due in October 2004, and the company was unable to repay the note.

Loss (Gain) in Foreign Currency

During 2006, 2005 and 2004, we recorded foreign currency losses (gains) related to our international customers whose receivables and collections are denominated in their local currency. We have implemented a hedging strategy to mitigate the monetary exchange fluctuations.

Income Tax Expense

Our annual provision for income taxes and determination of the deferred tax assets and liabilities require management to assess uncertainties, make judgments regarding outcomes and utilize estimates. To the extent the final outcome differs from initial assessments and estimates, future adjustments to our tax assets and liabilities will be necessary. In 2006, we recorded $34.8 million of income tax benefits for U.S. federal and state taxes and foreign taxes. Current tax expense of $3.7 million attributable to U.S. federal and state taxes and foreign taxes was more than offset by the reversal of approximately $31 million of valuation allowances, as ARRIS emerged from its cumulative net loss position, and $7.8 million in newly defined research and development tax credit benefits.

In 2005, we recorded $0.5 million of income tax expense for foreign taxes and Alternative Minimum Tax in the United States. As we were in a cumulative net loss position for tax purposes, we had sufficient net operating loss carryforwards to offset our taxable income.

In 2004, we recorded income tax expense of $0.1 million related to foreign income taxes, as we were in a cumulative loss position for tax purposes.

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

In 2005 and 2006, we recorded income of $0.2 million each year related to our reserves for discontinued operations. These adjustments were the result of the resolution of various vendor liabilities, taxes and other costs.

Financial Liquidity and Capital Resources

Overview

As highlighted earlier, one of our key strategies is to maintain and improve our capital structure. The key metrics we focus on are summarized in the table below:

Liquidity & Capital Resources Data

	Year Ended December 31,
	2006	2005	2004
	(in millions, except DSO and Turns)

Key Working Capital Items
Cash provided by operating activities	$144.2	$26.7	$22.1
Cash, cash equivalents, and short-term investments	$549.2	$129.5	$103.1
Accounts Receivable, net	$115.3	$83.5	$55.7
- Days Sales Outstanding (Full Year)	41	37	42
Inventory	$94.2	$113.9	$92.6
- Turns (Full Year)	6.1	4.7	4.0
Key Debt Items Convertible notes due 2026	$276.0	$—	$—
Convertible notes due 2008	$—	$—	$75.0
Capital Expenditures	$12.7	$9.6	$10.2

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

Below is a description of key actions taken and an explanation as to their potential impact:

Inventory & Accounts Receivable Programs

We use turns to evaluate inventory management and days sales outstanding, or DSOs, to evaluate accounts receivable management. From the table above, you will note improvements, particularly as evidenced by the 2006 turns of 6.1 and DSOs of 41 days. Both inventory and accounts receivable increased year over year as a result of the growth in our revenues.

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

Issuance of the 2026 Notes

On November 6, 2006, we issued $276.0 million of 2% convertible senior notes due 2026. The notes are convertible, at the option of the holder, at any time prior to maturity, based on an initial conversion rate of 62.1504 shares per $1,000 base amount, into cash up to the principal amount and, if applicable, shares of our common stock, cash or a combination thereof. Interest is payable on May 15 and November 15 of each year. We may redeem the notes at any time on or after November 15, 2013, subject to certain conditions. As of December 31, 2006, there were $276.0 million of the notes outstanding. We issued the notes to fund future acquisitions.

Summary of Current Liquidity Position and Potential for Future Capital Raising

We believe our current liquidity position, where we have approximately $549.2 million of cash, cash equivalents, and short-term investments on hand as of December 31, 2006, together with the prospects for continued generation of cash from operations are adequate for our short-and medium-term business needs. However, a key part of our overall long-term strategy may be implemented through additional acquisitions. In January 2007 we announced our intention to purchase TANDBERG Television for approximately $1.2 billion based on current exchange rates. We plan to fund the acquisition with a combination of cash, common stock and a new term loan. Post the acquisition we anticipate having $100.0 million of cash and access to a $25.0 million undrawn revolving credit facility to provide the necessary liquidity for the business. We believe that the post acquisition liquidity, together with the prospects for continued generation of cash from operations should be adequate for our short- and medium-term business needs, post acquisition. In addition, in order to be prepared to make future acquisitions generally or in connection with particular acquisitions, or to reduce long term debt, it is possible that we will raise capital through private, or public, share or debt offerings. We believe we have the ability to access the capital markets on commercially reasonable terms.

Contractual Obligations

Following is a summary of our contractual obligations as of December 31, 2006:

	Payments due by period
Contractual Obligations	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(in millions)

Operating leases(1)	$6.1	$8.9	$7.6	$3.2	$25.8
Sublease income	(0.3)	—	—	—	(0.3)
Purchase obligations(2)	137.7	—	—	—	137.7

Total contractual obligations	$143.5	$8.9	$7.6	$3.2	$163.2

(1)	Includes leases which are reflected in restructuring accruals on the consolidated balance sheets.

(2)	Represents obligations under agreements with non-cancelable terms to purchase goods or services. The agreements are enforceable and legally binding, and specify terms, including quantities to be purchased and the timing of the purchase.

Off-Balance Sheet Arrangements

Under the definition contained in Item 303(a)(4)(ii) of Regulation S-K, the Company does not have any off-balance sheet arrangements.

Cash Flow

Below is a table setting forth the key lines of our Consolidated Statements of Cash Flows (in millions):

	2006	2005	2004

Cash provided by operating activities	$144.2	$26.7	$22.1
Cash provided by (used in) investing	$(45.8)	$13.9	$(77.6)
Cash provided by (used in) financing	$287.9	$9.7	$5.7
Net increase (decrease) in cash	$386.3	$50.2	$(49.8)

Operating Activities:

Below are the key line items affecting cash from operating activities (in millions):

	2006	2005	2004

Net income after non-cash adjustments	$121.8	$72.9	$17.5
(Increase)/Decrease in accounts receivable	(32.2)	(27.2)	1.2
(Increase)/Decrease in inventory	19.7	(20.9)	(14.1)
(Increase)/Decrease in accounts payable and accrued liabilities	40.8	7.1	16.1
Prepaids and other — net	(5.9)	(5.2)	1.4

Cash provided by operating activities	$144.2	$26.7	$22.1

•	As described above, our net income improved significantly year over year, resulting in an improvement in cash from operating activities.

•	Our inventory increased in 2005 as a result of increased demand and some changes in target inventory planning of our customers. In 2006, our inventory decreased as we balanced inventory levels with our customers. Our inventory turns for 2006 were 6.1 as compared to 2005 turns of 4.7.

•	Our accounts receivable increased in both 2005 and 2006 as a result of higher revenues. Our DSO in 2006 was 41 as compared to 37 in 2005.

•	While we believe we may be able to further improve our working capital position, future cash flow from operating activities will be more dependent on net income after adjustment for non-cash items.

Investing Activities:

Below are the key line items affecting investing activities (in millions):

	2006	2005	2004

Capital expenditures	$(12.7)	$(9.6)	$(10.2)
Acquisitions/other	0.2	(0.2)	—
Purchases of short-term investments	(129.5)	(59.3)	(107.8)
Disposals of short-term investments	96.2	83.0	39.8
Proceeds from sale of investments	—	—	0.6

Cash provided by (used in) investing activities	$(45.8)	$13.9	$(77.6)

Capital Expenditures — Capital expenditures are mainly for test equipment, laboratory equipment, and computing equipment. We anticipate investing approximately $12.0 million in 2007.

Acquisitions/Other — This represents cash investments we have made in our various acquisitions.

Purchases and Disposals of Short-Term Investments — This represents purchases and disposals of auction rate securities held as short-term investments.

Proceeds from Sale of Investments — This represents the cash proceeds we received from the liquidation of excess assets from our deferred compensation plan.

Financing Activities:

Below are the key items affecting our financing activities (in millions):

	2006	2005	2004

Proceeds from issuance of 2026 notes	$276.0	$—	$—
Deferred financing fees paid	(7.8)	—	—
Payments on notes payable	—	—	(1.2)
Repurchase of shares to satisfy employee tax withholdings	(2.0)	(1.2)	(0.5)
Proceeds from issuance of common stock	12.3	10.9	7.4
Excess tax benefits from stock-based compensation plans	9.4	—	—

Cash provided by (used in) financing activities	$287.9	$9.7	$5.7

On November 6, 2006, we issued $276.0 million of 2% convertible senior notes due 2026. The notes are convertible, at the option of the holder, based on an initial conversion rate, subject to adjustment, of 62.1504 shares per $1,000 base amount (which represents an initial conversion price of approximately $16.09 per share of our common stock), into cash up to the principal amount and, if applicable, shares of our common stock, cash or a combination thereof. The notes may be converted during any calendar quarter in which the closing price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect at that time (which, based on the current conversion price would be $19.31) and upon the occurrence of certain other events. Upon conversion, the holder will receive the principal amount in cash and an additional payment, in either cash or stock at the option of ARRIS. The additional payment will be based on a formula which calculates the difference between the initial conversion rate ($16.09) and the market price at the date of the conversion. As of the date of this report, the notes could not be convertible by the holders thereof. Interest is payable on May 15 and November 15 of each year. We may redeem the notes at any time on or after November 15, 2013, subject to certain conditions. As of December 31, 2006, there were $276.0 million of the notes outstanding. We issued the notes to fund future acquisitions. Additionally, we paid approximately $7.8 million of finance fees related to the issuance of the notes. These costs will be amortized over seven years.

Sales of common stock represent the proceeds we received as a result of exercise of stock options.

During the 2006 year, approximately $9.4 million of tax benefits were obtained from tax deductions arising from equity-based compensation deductions. $5.0 million of the $9.4 million of total tax benefits resulted from 2006 exercises of non-qualified stock options and lapses of restrictions on restricted stock awards. The remaining $4.4 million of tax benefits were generated as prior year net operating losses, generated by equity-based compensation deductions, were utilized against current year taxable income.

Interest Rates

As of December 31, 2006, we did not have any floating rate indebtedness or outstanding interest rate swap agreements.

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

We have certain international customers who are billed in their local currency. We use a hedging strategy and enter into forward or currency option contracts based on a percentage of expected foreign currency revenues. The percentage can vary, based on the predictability of the revenues denominated in euros

Financial Instruments

In the ordinary course of business, we, from time to time, will enter into financing arrangements with customers. These financial instruments include letters of credit, commitments to extend credit and guarantees of debt. These agreements could include the granting of extended payment terms that result in longer collection periods for accounts receivable and slower cash inflows from operations and/or could result in the deferral of revenue. As of December 31, 2006 and 2005, we had approximately $3.1 million and $6.1 million, respectively, outstanding under letters of credit which were cash collateralized. The cash collateral is held in the form of restricted cash.

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

Investments

We held certain investments in the common stock of publicly-traded companies which were classified as available for sale. Changes in the market value of these securities are typically recorded in other comprehensive income. These securities are also subject to a periodic impairment review, which requires significant judgment. Because the trading value of these investments had been below their cost basis for a period greater than six months, impairment charges of $1.4 million were recorded during the year ended December 31, 2004. As of December 31, 2006 and 2005, the carrying value of these investments was $0.

In addition, we held a non-marketable equity security totaling approximately $32 thousand at December 31, 2005, which is classified as available for sale. Non-marketable equity securities are subject to a periodic impairment review, which requires significant judgment as there are no open-market valuations. During the years ended December 31, 2006 and 2005, we recorded charges of approximately $32 thousand and $0.2 million, respectively, in relation to non-marketable equity securities deemed to be impaired based on various factors. As of December 31, 2006, the carrying value of this investment was $0.

During the third quarter of 2004, we recorded a charge of $0.1 million in relation to a short-term note receivable that we deemed to be fully impaired. The note, which was due from an unrelated private company, became due in October 2004, and the company has been unable to repay the note.

As of December 31, 2004, ARRIS held a non-marketable equity security of $0.6 million and a short-term note receivable of $0.5 million from a private company. Late in 2004, the investee was unsuccessful in attempts to raise additional funds to finance its business. On January 31, 2005, we foreclosed on the note receivable. This was a joint proceeding with the other major note holder of the private company. A new limited liability company was formed with the other major note holder, of which ARRIS held a 25% interest. In March 2005, ARRIS and the other note holder agreed to ARRIS’ acquisition of the other note holder’s interest in the limited liability company. This transaction closed on April 1, 2005, and the product line was integrated into ARRIS in the second quarter 2005.

We offered a deferred compensation arrangement, which allowed certain employees to defer a portion of their earnings and defer the related income taxes. These deferred earnings are invested in a so-called “rabbi trust,” and are accounted for in accordance with Emerging Issues Task Force Issue No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested. A rabbi trust is a funding vehicle used to protect deferred compensation benefits from various events (but not from bankruptcy or insolvency). The investment in the rabbi trust is classified as an investment on our balance sheet. During 2004, we withdrew the excess of the deferred compensation assets over the plan’s liabilities. A portion of the assets were liquidated, which resulted in a realized gain of approximately $0.3 million. At December 31, 2006 and 2005, ARRIS had an accumulated unrealized gain related to the rabbi trust of approximately $1.3 million and $1.1 million, respectively, included in other comprehensive income.

Capital Expenditures

Capital expenditures are made at a level designed to support the strategic and operating needs of the business. ARRIS’ capital expenditures were $12.7 million in 2006 as compared to $9.6 million in 2005 and $10.2 million in 2004. ARRIS had no significant commitments for capital expenditures at December 31, 2006. Management expects to invest approximately $12.0 million in capital expenditures for the year 2007.

Net Operating Loss Carryforwards and Research and Development Credit Carryforwards

As of December 31, 2006, ARRIS had net operating loss, or NOL, carryforwards for domestic and foreign income tax purposes of approximately $14.0 million and $19.6 million, respectively. The federal NOLs expire through 2024. Foreign NOLs related to our Irish subsidiary in the amount of $17.8 million have an indefinite life and can only be used to offset Irish income. The tax benefit associated with the federal NOLs was offset by a full valuation allowance, in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, until we reversed the valuation allowance in the fourth quarter of 2006. We continually review the adequacy of the valuation allowance and recognize the benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.

In the fourth quarter of 2006, ARRIS completed analysis related to the availability of federal research and development tax credits arising from qualified research expenditures for tax years beginning in 2001 and continuing through 2006. After the analysis was completed, we recorded a deferred tax asset related to those research and development tax credits in the amount of $13.9 million. The research and development tax credits can be carried back one year and carried forward twenty years.

The availability of tax benefits of NOL and research and development tax credit carryforwards to reduce ARRIS’ federal and state income tax liability is subject to various limitations under the Internal Revenue Code. The availability of tax benefits of NOL carryforwards to reduce ARRIS’ foreign income tax liability is subject to the various tax provisions of the respective countries.

Defined Benefit Pension Plans

The Company sponsors two non-contributory defined benefit pension plans that cover the Company’s U.S. employees. As of January 1, 2000, the Company froze the defined pension plan benefits. These participants elected to enroll in ARRIS’ enhanced 401(k) plan. Due to the cessation of plan accruals for such a large group of participants, a curtailment was considered to have occurred and the Company accounted for this in accordance with SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. The Company has not recognized any expense (income) related to supplemental pension benefits for years ended December 31, 2006, 2005, and 2004.

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This statement requires entities to:

•	fully recognize the funded status of defined benefit plans — an asset for an overfunded status or a liability for an underfunded status,

•	measure a defined benefit plan’s assets and obligations that determine its funded status as of the end of the entity’s fiscal year, and

•	recognize changes in the funded status of a defined benefit plan in comprehensive earnings in the year in which the changes occur.

ARRIS adopted SFAS No. 158 as of December 31, 2006. However, the requirement to measure plan assets and benefit obligations as of the date of the fiscal year-end balance sheet is effective for fiscal years ending after December 15, 2008. ARRIS has not yet adopted this provision and has used September 30 as the measurement date for the 2006, 2005 and 2004 reporting year.

Below is a summary of the impact of applying SFAS No. 158 as of December 31, 2006 (in thousands):

	Prior to		After
	Application of	Adoption	Application of
	SFAS No. 158	Adjustments	SFAS No. 158

Current liabilities	$ N/A	$82	$82
Accrued pension liability	11,858	203	12,061
Accumulated other comprehensive income	(4,177)	(285)	(4,462)

The weighted-average actuarial assumptions used to determine the benefit obligations for the three years presented are set forth below:

	2006	2005	2004

Assumed discount rate for non-qualified plans participants	5.75%	5.50%	6.00%
Assumed discount rate for qualified plan participants	5.75%	5.75%	6.00%
Rates of compensation increase	3.75%	3.75%	5.94%

The weighted-average actuarial assumptions used to determine the net periodic benefit costs are set forth below:

	2006	2005	2004

Assumed discount rate for non-qualified plans participants	5.50%	6.00%	6.00%
Assumed discount rate for qualified plan participants	5.75%	6.00%	6.00%
Rates of compensation increase	3.75%	5.94%	5.94%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%

The expected long-term rate of return on assets is derived using the building block approach which includes assumptions for the long term inflation rate, real return, and equity risk premiums.

As of December 31, 2006, the expected benefit payments related to the Company’s defined benefit pension plans during the next ten years are as follows (in thousands):

2007	$636
2008	823
2009	850
2010	1,226
2011	1,220
2012 - 2016	8,752

Adoption of SFAS No. 123R, Share-Based Payment

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS 123R is effective for public companies for interim or annual periods beginning after June 15, 2005. As revised, this statement requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. We chose to early adopt SFAS 123R on July 1, 2005 using the modified prospective method. Prior to the adoption date, ARRIS used the intrinsic value method for valuing its awards of stock options and restricted stock and recorded the related compensation expense, if any, in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations.

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

In May 2005, the ARRIS Board of Directors approved the acceleration of outstanding options with exercise prices equal to $9.06 and above. All of these options were “out-of-the-money” at the time of acceleration, as the closing stock price on May 5, 2005 was $7.67. The acceleration covered options to purchase approximately 1.4 million shares of common stock, but did not involve any options held by directors or executive officers. The purpose of the acceleration was to reduce the expense that would be associated with these options in accordance with the provisions of SFAS No. 123R, once adopted. The acceleration resulted in incremental stock-based employee compensation of approximately $5.7 million in the pro forma expense for the second quarter 2005.

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

As of December 31, 2006, there was approximately $16.1 million of total unrecognized compensation cost related to unvested share-based awards granted under the Company’s incentive plans. This compensation cost is expected to be recognized over a weighted-average period of 2.4 years.

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

Our deferred revenue and deferred costs related to shipments made to customers whereby the customer has the right of return in addition to deferrals related to various customer service agreements are summarized below:

(in thousands)
	2006	2005	Inc/(Dec)

Deferred revenue	$5,498	$1,681	$3,817
Deferred cost	1,467	259	1,208

b) Allowance for Doubtful Accounts and Sales Returns

We establish a reserve for doubtful accounts based upon our historical experience in collecting accounts receivable. A majority of our accounts receivable are from a few large cable system operators, either with investment rated debt outstanding or with substantial financial resources, and have very favorable payment histories. Unlike businesses with relatively small individual accounts receivable from a large number of customers, if we were to have a collectibles problem with one of our major customers, it is possible the reserve that we have established will not be sufficient. We calculate our reserve for uncollectible accounts using a model that considers customer payment history, recent customer press releases, bankruptcy filings, if any, Dun & Bradstreet reports, and financial statement reviews. The Company’s calculation is reviewed by management to assess whether additional research is necessary, and if complete, whether there needs to be an adjustment to the reserve for uncollectible accounts. The reserve is established through a charge to the provision and represents amounts of current and past due customer receivable balances which management estimates may not be collected. In the past several years, two of our major customers encountered significant financial difficulty due to the industry downturn and tightening financial markets. At the end of 2006, we believe that we do not have a major customer that is in a financially distressed position.

We also establish a reserve for sales returns and allowances. The reserve is an estimate of the impact of potential returns based upon historic trends.

Our reserves for uncollectible accounts and sales returns and allowances were $3.6 million and $3.7 million as of December 31, 2006 and 2005, respectively.

c) Inventory Valuation

Inventory is reflected in our financial statements at the lower of average, approximating first-in, first-out, cost or market value.

The table below sets forth inventory balances at December 31 (in millions):

	2006	2005

Gross inventory	$107.5	$129.1
Reserves	(13.3)	(15.2)

Net inventory	$94.2	$113.9

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

d) Warranty

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

	2006	2005

January 1,	$8,479	$5,453
Accruals related to warranties (including changes in estimates)	4,026	6,881
Settlements made (in cash or in kind)	(4,271)	(3,855)

Balance at December 31,	$8,234	$8,479

The year over year change in the reserve balance reflects both increased reserves and usage of our on-going warranty claims. It also reflects the additions, usages and adjustments attributable to non-recurring product issues. We review and update our estimates, with respect to the non-recurring product issues on a routine basis.

e) Stock-Based Compensation

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

We have certain international customers who are billed in their local currency. Changes in the monetary exchange rates may adversely affect our results of operations and financial condition. To manage the volatility relating to these typical business exposures, we may enter into various derivative transactions, when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. The euro and the yen are the predominant currencies of those customers who are billed in their local currency. Taking into account the effects of foreign currency fluctuations of the euro and the yen versus the dollar, a hypothetical 10% weakening of the U.S. dollar (as of December 31, 2006) would provide a gain on foreign currency of approximately $0.5 million. Conversely, a hypothetical 10% strengthening of the U.S. dollar would provide a loss on foreign currency of approximately $0.5 million. As of December 31, 2006, we had no material contracts, other than accounts receivable, denominated in foreign currencies.

We regularly review our forecasted sales in euros and enter into option contracts when appropriate. In the event that we determine a hedge to be ineffective prior to expiration, earnings may be effected by the change in the hedge value. As of December 31, 2006, we had option collars outstanding with notional amounts totaling 23.6 million euros, which mature through 2007.

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

(a) Evaluation of Disclosure Controls and Procedures.  Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, such officers concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective as contemplated by the Act.

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

Under management’s supervision, an evaluation of the design and effectiveness of ARRIS’ internal control over financial reporting was conducted based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that ARRIS’ internal control over financial reporting was effective as of December 31, 2006.

Ernst & Young LLP, an independent registered public accounting firm, as auditors of ARRIS Group, Inc.’s financial statements, has issued an attestation report on management’s assessment of the effectiveness of ARRIS Group, Inc.’s internal control over financial reporting as of December 31, 2006. Ernst & Young LLP’s report, which expresses unqualified opinions on management’s assessment and on the effectiveness of ARRIS’ internal control over financial reporting, is included herein.

/s/  ROBERT J. STANZIONE
Robert J. Stanzione
Chief Executive Officer, Chairman

/s/  DAVID B. POTTS
David B. Potts
Executive Vice President, Chief Financial Officer,
Chief Accounting Officer,
and Chief Information Officer

February 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders
ARRIS Group, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report On Internal Control Over Financial Reporting, that ARRIS Group, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ARRIS Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that ARRIS Group, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, ARRIS Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ARRIS Group, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006, and our report dated February 28, 2007 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Atlanta, Georgia
February 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders ARRIS Group, Inc.

We have audited the accompanying consolidated balance sheets of ARRIS Group, Inc. as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of ARRIS’ management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ARRIS Group, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 of the Notes to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment, in 2005, and as discussed in Note 3 of the Notes to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ARRIS Group, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Atlanta, Georgia
February 28, 2007

ARRIS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$461,618	$75,286
Short-term investments, at fair value	87,575	54,250

Total cash, cash equivalents and short-term investments	549,193	129,536
Restricted cash	3,124	6,073
Accounts receivable (net of allowances for doubtful accounts of $3,576 in 2006 and $3,729 in 2005)	115,304	83,540
Other receivables	2,556	286
Inventories	94,226	113,909
Prepaids	3,547	10,945
Current deferred income tax assets	29,285	—
Other current assets	3,717	4,331

Total current assets	800,952	348,620
Property, plant and equipment (net of accumulated depreciation of $77,311 in 2006 and $69,309 in 2005)	28,287	25,557
Goodwill	150,569	150,569
Intangibles (net of accumulated amortization of $106,832 in 2006 and $106,200 in 2005)	288	920
Investments	3,520	3,321
Noncurrent deferred income tax assets	20,874	—
Other assets	9,067	416

	$1,013,557	$529,403

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60,853	$35,920
Accrued compensation, benefits and related taxes	23,269	20,424
Accrued warranty	8,234	8,479
Other accrued liabilities	32,098	20,633

Total current liabilities	124,454	85,456
Long-term debt, net of current portion	276,000	—
Accrued pension	12,061	12,636
Other long-term liabilities	5,621	5,594

Total liabilities	418,136	103,686
Stockholders’ equity:
Preferred stock, par value $1.00 per share, 5.0 million shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share, 320.0 million shares authorized; 107.9 million and 105.6 million shares issued and outstanding in 2006 and 2005, respectively	1,089	1,069
Capital in excess of par value	761,500	732,405
Accumulated deficit	(163,268)	(305,555)
Unrealized gain on marketable securities	1,297	1,077
Unfunded pension losses	(4,462)	(4,618)
Unrealized gain (loss) on derivatives	(551)	1,523
Cumulative translation adjustments	(184)	(184)

Total stockholders’ equity	595,421	425,717

	$1,013,557	$529,403

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2006	2005	2004
	(in thousands, except per share data)

Net sales	$891,551	$680,417	$490,041
Cost of sales	639,473	489,703	343,864

Gross margin	252,078	190,714	146,177
Gross margin %	28.3%	28.0%	29.8%
Operating expenses:
Selling, general, and administrative expenses	87,203	74,308	68,539
Research and development expenses	66,040	60,135	63,373
Restructuring and impairment charges	2,210	1,331	7,648
Amortization of intangibles	632	1,212	28,690

	156,085	136,986	168,250

Operating income (loss)	95,993	53,728	(22,073)
Other expense (income):
Interest expense	976	2,101	5,006
Loss (gain) on debt retirement	—	2,372	4,406
Loss on investments and notes receivable	29	146	1,320
Gain on foreign currency	(1,360)	(65)	(1,301)
Interest income	(11,174)	(3,100)	(1,525)
Other expense (income), net	268	486	423

Income (loss) from continuing operations before income taxes	107,254	51,788	(30,402)
Income tax (benefit) expense	(34,812)	513	108

Net income (loss) from continuing operations	142,066	51,275	(30,510)
Discontinued Operations:
Income from discontinued operations (including a net gain on disposals of $0.2 million and $0.2 million and $2.1 million for the years ended December 31, 2006, 2005, and 2004, respectively)	221	208	2,114

Net income (loss)	$142,287	$51,483	$(28,396)

Net income (loss) per common share — basic:
Income (loss) from continuing operations	$1.32	$0.53	$(0.36)
Income (loss) from discontinued operations	—	—	0.02

Net income (loss)	$1.33	$0.53	$(0.33)

Net income (loss) per common share — diluted:
Income (loss) from continuing operations	$1.30	$0.52	$(0.36)
Income (loss) from discontinued operations	—	—	0.02

Net income (loss)	$1.30	$0.52	$(0.33)

Weighted average common shares — basic	107,268	96,581	85,283

Weighted average common shares — diluted	109,490	98,264	85,283

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(in thousands)

Operating activities:
Net income (loss)	$142,287	$51,483	$(28,396)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	9,787	10,529	10,395
Amortization of intangibles	632	1,212	28,690
Amortization of deferred finance fees	139	305	690
Deferred income taxes	(38,490)	—	—
Stock compensation expense	9,423	6,915	2,826
Provision for doubtful accounts	(174)	(438)	(543)
Gain related to previously written off receivables	(1,573)	—	—
Loss on disposal of fixed assets	(61)	202	182
Loss on investments and notes receivable	32	206	1,320
Impairment of long-lived assets	—	291	—
Loss on debt retirement	—	2,372	4,406
Gain on discontinued product lines	(221)	(208)	(2,114)
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(32,153)	(27,191)	1,226
Other receivables	(2,270)	134	860
Inventories	19,683	(20,963)	(14,074)
Accounts payable and accrued liabilities	40,755	7,107	16,029
Other, net	(3,555)	(5,290)	554

Net cash provided by operating activities	144,241	26,666	22,051
Investing activities:
Purchases of short-term investments	(129,475)	(59,250)	(107,750)
Sales of short-term investments	96,150	83,032	39,750
Purchases of property, plant and equipment	(12,728)	(9,617)	(10,167)
Cash proceeds from sale of property, plant, and equipment	212	42	—
Cash paid for acquisition, net of cash acquired	—	(89)	(50)
Cash proceeds from sale of investment	—	—	642
Other	—	(259)	—

Net cash provided by (used in) investing activities	(45,841)	13,859	(77,575)

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Years Ended December 31,
	2006	2005	2004
	(in thousands)

Financing activities:
Proceeds from issuance of common stock	$12,266	$10,897	$7,410
Proceeds from issuance of debt	276,000	—	—
Excess tax benefits from stock-based compensation plans	9,445	—	—
Repurchase of shares to satisfy employee tax withholdings	(2,019)	(1,208)	(519)
Payments on capital lease obligations	—	—	(14)
Payments on debt obligations	—	—	(1,163)
Deferred financing costs paid	(7,760)	—	—

Net cash provided by (used in) financing activities	287,932	9,689	5,714
Net increase (decrease) in cash and cash equivalents	386,332	50,214	(49,810)
Cash and cash equivalents at beginning of year	75,286	25,072	74,882

Cash and cash equivalents at end of year	$461,618	$75,286	$25,072

Noncash investing and financing activities:
Net tangible assets acquired, excluding cash	$—	$799	$—
Net liabilities assumed	—	(76)	50
Intangible assets acquired, including goodwill	—	691	—
Investment in acquired company	—	(1,325)	—

Cash paid for acquisition, net of cash acquired	$—	$89	$50

Landlord funded leasehold improvements	$242	$—	$785

Equity issued in exchange for 4 1/2% convertible subordinated notes due 2008	$—	$75,000	$50,000

Equity issued for make-whole interest payment — 4 1/2% convertible subordinated notes due 2008	$—	$2,372	$4,406

Supplemental cash flow information:
Interest paid during the year	$87	$2,766	$4,642

Income taxes paid during the year	$2,482	$859	$335

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Unrealized
				(Loss)			Unrealized
		Capital in		Gain on		Unfunded	Gain	Cumulative
	Common	Excess of	Accumulated	Marketable	Unearned	Pension	(Loss) on	Translation
	Stock	Par Value	Deficit	Securities	Compensation	Losses	Derivatives	Adjustments	Total
	(in thousands)

Balance, January 1, 2004	$773	$586,008	$(328,642)	$771	$(8,104)	$(1,293)	—	$(132)	$249,381

Comprehensive income (loss):
Net income (loss)	—	—	(28,396)	—	—	—	—	—	(28,396)
Unrealized loss on marketable securities	—	—	—	(65)	—	—	—	—	(65)
Minimum liability on unfunded pension adjustment	—	—	—	—	—	(2,052)	—	—	(2,052)
Translation adjustment	—	—	—	—	—	—	—	(51)	(51)

Comprehensive income (loss):									(30,564)
Shares granted under stock award plan	1	530	—	—	(531)	—	—	—	—
Compensation under stock award plans	—	—	—	—	2,826	—	—	—	2,826
Forfeiture of restricted stock	(3)	(1,237)	—	—	1,240	—	—	—	—
Issuance of common stock in conversion of 4 1/2% notes due 2008, net of write-off of associated deferred finance fees	105	52,662	—	—	—	—	—	—	52,767
Issuance of common stock and other	13	6,875	—	—	3	—	—	—	6,891

Balance, December 31, 2004	$889	$644,838	$(357,038)	$706	$(4,566)	$(3,345)	—	$(183)	$281,301

Comprehensive income (loss):
Net income (loss)	—	—	51,483	—	—	—	—	—	51,483
Unrealized gain on marketable securities	—	—	—	371	—	—	—	—	371
Unrealized gain on derivative instruments	—	—	—	—	—	—	1,523	—	1,523
Minimum liability on unfunded pension adjustment	—	—	—	—	—	(1,273)	—	—	(1,273)
Translation adjustment	—	—	—	—	—	—	—	(1)	(1)

Comprehensive income (loss)									52,103
Shares granted under stock award plan	7	4,822	—	—	(4,829)	—	—	—	—
Compensation under stock award plans	—	4,928	—	—	1,987	—	—	—	6,915
Forfeiture of restricted stock	—	(174)	—	—	174	—	—	—	—
Issuance of common stock in conversion of 4 1/2% notes due 2008, net of write-off of associated deferred finance fees	153	75,561	—	—	—	—	—	—	75,714
Issuance of common stock and other	20	10,542	—	—	(878)	—	—	—	9,684
Adoption of SFAS No. 123R	—	(8,112)	—	—	8,112	—	—	—	—

Balance, December 31, 2005	$1,069	$732,405	$(305,555)	$1,077	$—	$(4,618)	$1,523	$(184)	$425,717

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Unrealized
				(Loss)			Unrealized
		Capital in		Gain on		Unfunded	Gain	Cumulative
	Common	Excess of	Accumulated	Marketable	Unearned	Pension	(Loss) on	Translation
	Stock	Par Value	Deficit	Securities	Compensation	Losses	Derivatives	Adjustments	Total
	(in thousands)

Balance, December 31, 2005	$1,069	$732,405	$(305,555)	$1,077	$—	$(4,618)	$1,523	$(184)	$425,717

Comprehensive income (loss):
Net income (loss)	—	—	142,287	—	—	—	—	—	142,287
Unrealized gain on marketable securities	—	—	—	220	—	—	—	—	220
Unrealized gain on derivative instruments	—	—	—	—	—	—	(2,074)	—	(2,074)
Minimum liability on unfunded pension adjustment	—	—	—	—	—	156	—	—	156

Comprehensive income (loss)									140,589
Compensation under stock award plans	—	9,423	—	—	—	—	—	—	9,423
Tax benefit related to exercise of stock options in prior years	—	5,192	—	—	—	—	—	—	5,192
Tax benefit related to exercise of stock options — due to release of valuation allowance	—	4,253	—	—	—	—	—	—	4,253
Issuance of common stock and other	20	10,227	—	—	—	—	—	—	10,247

Balance, December 31, 2006	$1,089	$761,500	$(163,268)	$1,297	$—	$(4,462)	$(551)	$(184)	$595,421

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Basis of Presentation

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

(c) Reclassifications

Certain prior year amounts have been reclassified, such as the reclassification in the cash flow of the repurchase of shares to satisfy employee tax withholdings, to conform to the current year’s financial statement presentation.

(d) Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. The carrying amount reported in the consolidated balance sheets for cash and cash equivalents approximates fair value. During 2006, 2005, and 2004, ARRIS recorded interest income of $11.2 million, $3.1 million, and $1.5 million, respectively.

(e) Short-Term Investments

The Company’s short-term investments consist of debt securities classified as available-for-sale and are stated at cost, which approximates fair value. These debt securities include U.S. treasury notes, state and municipal bonds, asset-backed securities, auction rate securities, corporate bonds, commercial paper, and certificates of deposit. These investments generally have long-term maturities of 15 to 30 years, but have certain characteristics of short-term investments due to an interest rate setting mechanism and the ability to liquidate them through an auction process that occurs on intervals of 28 or 35 days. Therefore, the Company has classified these investments as short-term and as available-for-sale due to management’s intent. These investments are on deposit with a major financial institution.

(f) Inventories

Inventories are stated at the lower of average cost, approximating first-in, first-out, or market. The cost of finished goods is comprised of material, labor, and overhead.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(g) Investments

The Company held certain investments in the common stock of publicly-traded companies which were classified as available for sale. Changes in the market value of these securities are typically recorded in other comprehensive income. These securities are also subject to a periodic impairment review, which requires significant judgment. Because these investments had been below their cost basis for a period greater than six months, impairment charges of $1.4 million were recorded during the year ended December 31, 2004. As of December 31, 2006 and 2005, the carrying value of these investments was $0.

In addition, ARRIS held a non-marketable equity security totaling approximately $32 thousand at December 31, 2005, which is classified as available for sale. Non-marketable equity securities are subject to a periodic impairment review, which requires significant judgment as there are no open-market valuations. During the years ended December 31, 2006, 2005, and 2004 the Company recorded charges of approximately $32 thousand, $0.2 million and $61 thousand, respectively, in relation to non-marketable equity securities deemed to be impaired based on various factors. As of December 31, 2006, the carrying value of these investments was $0.

During the third quarter of 2004, ARRIS recorded a charge of $0.1 million in relation to a short-term note receivable that was deemed to be fully impaired. The note, which was due from an unrelated private company, became due in October 2004, and the company has been unable to repay the note.

As of December 31, 2004, ARRIS held a non-marketable equity security of $0.6 million and a short-term note receivable of $0.5 million from a private company. Late in 2004, the investee was unsuccessful in attempts to raise additional funds to finance its business. On January 31, 2005, the Company foreclosed on the note receivable. This was a joint proceeding with the other major note holder of the private company. A new limited liability company was formed with the other major note holder, of which ARRIS held a 25% interest. In March 2005, ARRIS and the other note holder agreed to ARRIS’ acquisition of the other note holder’s interest in the limited liability company. This transaction closed on April 1, 2005, and the product line was integrated into ARRIS in the second quarter 2005.

ARRIS offered a deferred compensation arrangement, which allowed certain employees to defer a portion of their earnings and defer the related income taxes. These deferred earnings are invested in a so-called “rabbi trust,” and are accounted for in accordance with Emerging Issues Task Force Issue No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested.  A rabbi trust is a funding vehicle used to protect deferred compensation benefits from various events (but not from bankruptcy or insolvency). The investment in the rabbi trust is classified as an investment on our balance sheet. During 2004, the Company withdrew the excess of the deferred compensation assets over the plan’s liabilities. A portion of the assets were liquidated, which resulted in a realized gain of approximately $0.3 million. At December 31, 2006 and 2005, ARRIS had an accumulated unrealized gain related to the rabbi trust of approximately $1.3 million and $1.1 million, respectively, included in other comprehensive income.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ARRIS’ deferred revenue and deferred costs related to shipments made to customers whereby the customer has the right of return in addition to deferrals related to various customer service agreements are summarized below (in thousands):

	As of December 31,		Increase
	2006	2005	(Decrease)

Deferred Revenue	$5,498	$1,681	$3,817
Deferred Cost	$1,467	$259	$1,208

(i) Shipping and Handling Fees

Shipping and handling costs for the years ended December 31, 2006, 2005, and 2004 were approximately $5.8 million, $4.9 million and $4.3 million, respectively, and are classified in net sales and cost of sales.

(j) Depreciation of Property, Plant and Equipment

The Company provides for depreciation of property, plant and equipment on the straight-line basis over estimated useful lives of 25 to 40 years for buildings and improvements, 3 to 10 years for machinery and equipment, and the shorter of the term of the lease or useful life for leasehold improvements. Included in depreciation expense is

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the amortization of landlord funded tenant improvements which amounted to $0.5 million in 2006. Depreciation expense for the years ended December 31, 2006, 2005, and 2004 was approximately $9.8 million, $10.5 million and $10.4 million, respectively.

(k) Goodwill and Long-Lived Assets

Goodwill relates to the excess of cost over the fair value of net assets resulting from an acquisition. On an annual basis, our goodwill is reviewed based upon management’s analysis and includes an independent valuation. These valuations based upon management’s analysis were performed in the fourth quarters of 2006, 2005, and 2004, and no impairment was indicated.

As of December 31, 2006, the financial statements included intangibles of $0.3 million, net of accumulated amortization of $106.8 million. As of December 31, 2005, the financial statements included intangibles of $0.9 million, net of accumulated amortization of $106.2 million. These intangibles are primarily related to the existing technology acquired from Arris Interactive L.L.C. in 2001, from Cadant, Inc. in 2002, from Com21 in 2003, and cXm Broadband LLC in 2005, each with an amortization period of three years, approximating their estimated useful lives. The intangibles related to Arris Interactive L.L.C. were fully amortized in August 2004, the intangibles related to Cadant, Inc. were fully amortized in January 2005, and the intangibles related to Com 21 were fully amortized in August 2006. The valuation process to determine the fair market values of the existing technology by management included valuations by an outside valuation service. The values assigned were calculated using an income approach utilizing the cash flow expected to be generated by these technologies.

(l) Advertising and Sales Promotion

Advertising and sales promotion costs are expensed as incurred. Advertising expense was approximately $0.5 million, $0.3 million and $0.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

(m) Research and Development

Research and development (“R&D”) costs are expensed as incurred. ARRIS’ research and development expenditures for the years ended December 31, 2006, 2005 and 2004 were approximately $66.0 million, $60.1 million and $63.4 million, respectively. The expenditures include compensation costs, materials, other direct expenses, and allocated costs of information technology, telecom, and facilities.

(n) Warranty

ARRIS provides warranties of various lengths to customers based on the specific product and the terms of individual agreements. For further discussion, see Note 4, Guarantees.

(o) Income Taxes

ARRIS uses the liability method of accounting for income taxes, which requires recognition of temporary differences between financial statement and income tax bases of assets and liabilities, measured by enacted tax rates. In 2001, a valuation allowance was calculated in accordance with the provisions of FASB Statement No. 109, which requires that a valuation allowance be established and maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. At the end of the fourth quarter of 2006, ARRIS determined that it was more likely than not that it would be able to realize the benefits of a significant portion of its U.S. federal and state deferred tax assets and subsequently reversed the related valuation allowances. As of December 31, 2006, its ending valuation allowances are predominantly due to U.S. federal capital loss and foreign net operating loss carryforwards. The Company continually reviews the adequacy of the valuation allowance to reassess whether it is more likely than not to realize its various deferred tax assets. See Note 13 of Notes to the Consolidated Financial Statements for further discussion.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(p) Foreign Currency

The financial position and operating results of ARRIS’ foreign operations are consolidated using the U.S. dollar as the functional currency. All balance sheet accounts of foreign subsidiaries are translated at the current exchange rate at the end of the accounting period with the exception of fixed assets, common stock, and retained earnings, which are translated at historical cost. Income statement items are translated at average currency exchange rates. The resulting translation adjustment is recorded as a gain or loss on foreign currency in the Company’s Consolidated Statement of Operations. The overall foreign currency loss (gain) includes the effect of the fluctuation of foreign currency cash and receivables balances and any ineffectiveness related to derivative contracts. The loss (gain) in foreign currency for the year ended December 31, 2006 was $(1.4) million. During the year ended December 31, 2005, the loss (gain) in foreign currency was approximately $(0.1) million.

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

As of December 31, 2006 and 2005, the Company had option contracts outstanding totaling 23.6 million euros and 31.5 million euros, respectively. The option contracts as of December 31, 2006 expire between January 2007 and September 2007. As of December 31, 2006 and 2005 the Company had recorded unrealized losses (gains) of $0.6 million and $(1.5) million, respectively, in other comprehensive income related to option contracts. During 2006 and 2005, the Company recognized net losses (gains) of $40 thousand and $(2.3) million, respectively, related to ineffective hedges, which is recorded in gain or loss on foreign currency discussed above. During the years ended December 31, 2006 and 2005, the Company also recognized losses (gains) of $37 thousand and $(0.3) million, respectively, on effective hedges that were recorded with the corresponding sales.

(q) Stock-Based Compensation

The Company elected to early adopt the fair value recognition provisions of SFAS No. 123R, Share-Based Payment on July 1, 2005, using the modified prospective approach. Prior to the adoption date, ARRIS used the intrinsic value method for valuing its awards of stock options and restricted stock and recorded the related compensation expense, if any, in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. See Note 15, Stock-Based Compensation for further discussion of the Company’s significant accounting policies related to stock based compensation.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ARRIS’ customers have been impacted in the past by several factors, including an industry downturn and tightening of access to capital. As described elsewhere, the market which the Company serves is characterized by a small number of large customers creating a concentration of risk. As a result, the Company has incurred significant charges related to uncollectible accounts related to large customers. The Company incurred an overall $15.9 million charge related to its Adelphia receivable in 2002 as a result of their bankruptcy filings. During the second quarter of 2002, ARRIS established an allowance for doubtful accounts of approximately $20.2 million in connection with its Adelphia accounts receivable. In the third quarter of 2002, ARRIS sold its Adelphia accounts receivable to an unrelated third party and received cash for the estimated amounts of accounts receivable claims that were filed by Adelphia in its bankruptcy filing. The initial amounts filed by Adelphia with the courts were less than what ARRIS had recorded as accounts receivable. This resulted in a net gain of approximately $4.3 million in the third quarter 2002. During the first half of 2006, the bankruptcy court approved the remaining outstanding receivable claims that ARRIS had against Adelphia. Per the original terms of the agreement with the third party, ARRIS was paid for the remaining claims and adjusted any remaining allowances for this receivable, resulting in a net gain of approximately $1.3 million in 2006. The Company’s analysis of the allowance for doubtful accounts at the end of 2006 and 2005 resulted in a net reduction in expense of $0.2 and $0.4 million for the respective years. The mix of the Company’s accounts receivable at December 31, 2006 was weighted heavily toward high quality accounts from a credit perspective. This, coupled with strong fourth quarter collections, resulted in a reduction in the reserve when applying ARRIS’ reserve methodology.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

•	Cash, cash equivalents, and short-term investments: The carrying amount reported in the balance sheet for cash, cash equivalents, and short-term investments approximates their fair values.

•	Accounts receivable and accounts payable: The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate their fair values. The Company establishes a reserve for doubtful accounts based upon its historical experience in collecting accounts receivable.

•	Marketable securities: The fair values for trading and available-for-sale equity securities are based on quoted market prices.

•	Non-marketable securities: Non-marketable equity securities are subject to a periodic impairment review; however, there are no open-market valuations, and the impairment analysis requires significant judgment. This analysis includes assessment of the investee’s financial condition, the business outlook for its products and technology, its projected results and cash flow, recent rounds of financing, and the likelihood of obtaining subsequent rounds of financing.

•	Long-term debt: The fair value of the Company’s convertible subordinated debt is based on its quoted market price and totaled approximately $295.3 million and $0.0 million at December 31, 2006 and 2005, respectively.

•	Foreign exchange contracts: The fair values of the Company’s foreign currency contracts are estimated based on dealer quotes, quoted market prices of comparable contracts adjusted through interpolation where necessary, maturity differences or if there are no relevant comparable contracts on pricing models or formulas by using current assumptions. ARRIS had 23.6 million euros in option collars outstanding as of December 31, 2006. The fair value of these option collars was a liability/loss of $0.6 million. At the end of December 31, 2005 ARRIS had 31.5 million euros in option collars outstanding. The fair value of these option collars was an asset/ (gain) of $(1.5) million.

Note 3.	Impact of Recently Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.  SFAS No. 159 is effective for our Company January 1, 2008. SFAS No. 159 permits entities to choose to measure

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which fair value option has been elected will be recognized in earnings at each subsequent report date. ARRIS is currently evaluating the impact that the adoption of SFAS No. 159 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. Effective for the fiscal year ending 2006, the Company is required to fully recognize the funded status of its defined benefit plan and provide required disclosures. Effective for the fiscal year ending 2008, the Company will be required to measure each plan’s assets and liabilities as of the end of the fiscal year instead of the Company’s current measurement date of September 30. ARRIS adopted SFAS No. 158 as of December 31, 2006; however, has not yet adopted the provision to remeasure plan assets and benefit obligations as of the date of the fiscal year-end balance sheet. See Note 16 of the Notes to the Consolidated Financial Statements for further detail.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement provides guidance with respect to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements; however, for some entities, the application of SFAS No. 157 will change current practice. The provisions of SFAS No. 157 are effective as of January 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial statements.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance regarding the consideration given to prior year misstatements when determining materiality in current year financial statements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. When applicable, the Company will evaluate the impact of SAB No. 108 on its consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements the impact of certain tax positions, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. ARRIS adopted FIN 48 on January 1, 2007. Based on the Company’s initial analysis, FIN 48 will not have a material effect on ARRIS’ consolidated results of operations, cash flows or financial position.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company offers extended warranties and support service agreements on certain products. Revenue from these agreements is deferred at the time of the sale and recognized on a straight-line basis over the contract period. Costs of services performed under these types of contracts are charged to expense as incurred, which approximates the timing of the revenue stream.

Information regarding the changes in ARRIS’ aggregate product warranty liabilities for the year ending December 31, 2006 and 2005 was as follows (in thousands):

	2006	2005

January 1,	$8,479	$5,453
Accruals related to warranties (including changes in estimates)	4,026	6,881
Settlements made (in cash or in kind)	(4,271)	(3,855)

Balance at December 31,	$8,234	$8,479

Note 5.	Business Acquisitions

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

The following is a summary of the purchase price allocation to record its purchase of the net assets of cXm Broadband and is based upon an independent valuation of the assets. The purchase price was equal to the net tangible and intangible assets acquired (in thousands):

Cash paid to other shareholder	$67
Acquisition costs	22
Equity investment balance	1,325
Assumption of certain liabilities of cXm Broadband	76

Adjusted purchase price	$1,490

Allocation of purchase price:
Net tangible assets acquired	$799
Existing technology and customer value (to be amortized over 3 years)	691

Total allocated purchase price	$1,490

Note 6.	Discontinued Operations

During 2004, the Company recognized a partial recovery with respect to inventory previously written off associated with an Argentinean customer. Of the total gain of $0.9 million, approximately $0.3 million related to operations discontinued in prior years. Also during 2004, the Company recorded income from discontinued operations of $0.8 million with respect to these prior operations as a result of changes in estimates related to real estate, vendor liabilities, and other accruals. During 2006 and 2005, the Company recorded income of $0.2 million related to its reserves for discontinued operations. These adjustments were the result of the resolution of various vendor liabilities and other costs. As of December 31, 2005, the balance of the accrual was approximately $24 thousand that relates to severance and other miscellaneous costs. The remaining payments were made in 2006 and as of December 31, 2006 the balance was zero.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Restructuring and Impairment Charges

The Company’s restructuring activities are accounted for in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

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

During the first quarter of 2004, ARRIS consolidated two facilities in Georgia, giving the Company the ability to house many of its core technology, marketing, and corporate functions in a single building. This consolidation resulted in a restructuring charge of $6.2 million in the first quarter of 2004 related to lease commitments and the write-off of leasehold improvements and other fixed assets. During 2006, 2005 and 2004, the Company increased its accrual by $2.1 million, $0.7 million and $0.2 million, respectively as a result of changes in estimates. The increase in 2006 was primarily due to ARRIS’ assumptions related to timing of sublease income. As of December 31, 2006, approximately $3.6 million related to the lease commitments remained in the restructuring accrual to be paid. ARRIS expects the remaining payments to be made by the second quarter of 2009 (end of lease). Below is a table which summarizes the activity in the restructuring reserve (in millions):

	Writedown of
	Leasehold	Lease
	Improvements	Commitments	Total

Balance as of December 31, 2003	$—	$—	$—
2004 Provision	1.1	5.1	6.2
Non-cash expense	(1.1)	—	(1.1)
2004 payments	—	(1.2)	(1.2)
Adjustments to accrual	—	0.2	0.2

Balance as of December 31, 2004	—	4.1	4.1
2005 payments	—	(1.7)	(1.7)
Adjustments to accrual	—	0.7	0.7

Balance as of December 31, 2005	—	3.1	3.1

2006 payments	—	(1.6)	(1.6)
Adjustments to accrual	—	2.1	2.1

Balance as of December 31, 2006	$—	$3.6	$3.6

In the third quarter of 2001, the Company announced a restructuring plan to outsource the functions of most of its manufacturing facilities. This decision to reorganize was due in part to the ongoing weakness in industry spending patterns. Also during the third quarter of 2001, the Company reserved for lease commitments related to an excess facility in Atlanta. As a result of market conditions at that time, ARRIS had downsized and the facility was

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

vacant. As of December 31, 2006, the balance was zero. Below is a table that summarizes the activity in the accrual account (in millions):

	Lease
	Commitments	Employee
	& Other Costs	Severance	Total

Balance as of December 31, 2003	$4.5	$0.1	$4.6
2004 payments	(3.1)	—	(3.1)
2004 adjustments to accrual	0.1	(0.1)	—

Balance as of December 31, 2004	1.5	—	1.5
2005 payments	(1.0)	—	(1.0)
2005 adjustments to accrual	(0.1)	—	(0.1)

Balance as of December 31, 2005	0.4	—	0.4

2006 payments	(0.4)	—	(0.4)
2006 adjustments to accrual	—	—	—

Balance as of December 31, 2006	$—	$—	$—

Note 8.	Inventories

Inventories are stated at the lower of average, approximating first-in, first-out, cost or market. The components of inventory are as follows, net of reserves (in thousands):

	December 31,
	2006	2005

Raw material	$341	$788
Finished goods	93,885	113,121

Total inventories	$94,226	$113,909

Note 9.	Property, Plant and Equipment

Property, plant and equipment, at cost, consisted of the following (in thousands):

	December 31,
	2006	2005

Land	$1,822	$1,822
Buildings and leasehold improvements	11,470	11,126
Machinery and equipment	92,306	81,918

	105,598	94,866
Less: Accumulated depreciation	(77,311)	(69,309)

Total property, plant and equipment, net	$28,287	$25,557

Note 10.	Goodwill and Intangible Assets

The Company’s goodwill is reviewed annually for impairment or more frequently if impairment indicators arise. The annual valuation is performed during the fourth quarter of each year and is based upon management’s analysis including an independent valuation. Separable intangible assets that are not deemed to have an indefinite life are amortized over their useful lives. Each of the Company’s intangible assets has an amortization period of three years. The carrying amount of goodwill for both years ended December 31, 2006 and 2005 was $150.6 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the first quarter of 2005, a decrease in expected future cash flows related to the Atoga product line indicated that the long-lived assets associated with these products may be impaired. As a result, the Company analyzed the fair value of those assets, using the expected cash flow approach, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The resulting analysis indicated that the remaining intangibles of $0.2 million were fully impaired and were written off in the first quarter 2005.

The gross carrying amount and accumulated amortization of the Company’s intangible assets, other than goodwill, as of December 31, 2006 and December 31, 2005 are as follows (in thousands):

	December 31, 2006			December 31, 2005
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Existing technology acquired:
Arris Interactive L.L.C.	$51,500	$(51,500)	$—	$51,500	$(51,500)	$—
Cadant, Inc.	53,000	(53,000)	—	53,000	(53,000)	—
Atoga Systems	—	—	—	—	—	—
Com21	1,929	(1,929)	—	1,929	(1,527)	402
cXm Broadband	691	(403)	288	691	(173)	518

Total	$107,120	$(106,832)	$288	$107,120	$(106,200)	$920

Amortization expense recorded on the intangible assets listed in the above table for the years ended December 31, 2006, 2005, and 2004 was $0.6 million, $1.2 million, and $28.7 million, respectively. The estimated total amortization expense for each of the next five fiscal years is as follows (in thousands):

2007	$230
2008	$58
2009 - 2011	$—

Note 11.	Long-Term Obligations

Debt, capital lease obligations and membership interest consist of the following (in thousands):

	December 31,
	2006	2005

Other long-term liabilities	$17,682	$18,230
2.00% convertible senior notes due 2026	276,000	—

Total long term debt, and other long-term liabilities	$293,682	$18,230

On November 6, 2006, the Company issued $276.0 million of 2% convertible senior notes due 2026. The notes are convertible, at the option of the holder, based on an initial conversion rate, subject to adjustment, of 62.1504 shares per $1,000 base amount (which represents an initial conversion price of approximately $16.09 per share of our common stock), into cash up to the principal amount and, if applicable, shares of the Company’s common stock, cash or a combination thereof. The notes may be converted during any calendar quarter in which the closing price of ARRIS’ common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect at that time (which, based on the current conversion price would be $19.31) and upon the occurrence of certain other events. Upon conversion, the holder will receive the principal amount in cash and an additional payment, in either cash or stock at the option of the Company. The additional payment will be based on a formula which calculates the difference between the initial conversion rate ($16.09) and the market price at the date of the conversion. As of February 28, 2007, the notes could not be converted by the holders thereof. Interest is payable on May 15 and November 15 of each year. The Company may redeem the notes at any time on or after

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

November 15, 2013, subject to certain conditions. As of December 31, 2006, there were $276.0 million of the notes outstanding.

As of December 31, 2006, the Company had approximately $17.7 million of other long-term liabilities, which included $12.1 million related to its accrued pension, $3.5 million related to its deferred compensation obligations, and $2.1 million related to landlord funded leasehold improvements. As of December 31, 2005, the Company had approximately $18.2 million of other long-term liabilities, which included $12.6 million related to its accrued pension, $3.2 million related to its deferred compensation obligations, $2.3 million related to landlord funded leasehold improvements, and $0.1 million related to security deposits received.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods indicated (in thousands except per share data):

	For the Years Ended December 31,
	2006	2005	2004

Basic:
Income (loss) from continuing operations	$142,066	$51,275	$(30,510)
Income (loss) from discontinued operations	221	208	2,114

Net income (loss)	$142,287	$51,483	$(28,396)

Weighted average shares outstanding	107,268	96,581	85,283
Basic earnings (loss) per share	$1.33	$0.53	$(0.33)

Diluted:
Income (loss) from continuing operations	$142,066	$51,275	$(30,510)
Income (loss) from discontinued operations	221	208	2,114

Net income (loss)	$142,287	$51,483	$(28,396)

Weighted average shares outstanding	107,268	96,581	85,283
Net effect of dilutive stock options	2,222	1,683	—

Total	109,490	98,264	85,283

Diluted earnings (loss) per share	$1.30	$0.52	$(0.33)

For the year ended December 31, 2004 the 4 1/2% convertible subordinated notes due 2003 and due 2008 were antidilutive. The effects of the options and warrants were not presented for 2004 as the Company incurred net losses during those periods and inclusion of these securities would be antidilutive.

In November 2006, the Company issued $276.0 million of convertible senior notes. Upon conversion, ARRIS will satisfy at least the principal amount in cash, rather than common stock. This reduced the potential earnings dilution to only include the conversion premium, which is the difference between the conversion price per share of common stock and the average share price. The average share price in 2006 was less than the conversion price of $16.09 and, consequently, did not result in dilution.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Income Taxes

Income tax expense (benefit) consisted of the following (in thousands):

	Years Ended December 31,
	2006	2005	2004

Current — Federal	$2,235	$885	$—
State	1,077	(163)	—
Foreign	366	(209)	108

	3,678	513	108

Deferred — Federal	(32,785)	—	—
State	(3,429)	—	—
Foreign	(2,276)	—	—

	(38,490)	—	—

	$(34,812)	$513	$108

A reconciliation of the statutory federal tax rate of 35% and the effective income tax rates is as follows:

	Years Ended December 31,
	2006	2005	2004

Statutory federal income tax expense (benefit)	35.0%	35.0%	(35.0)%
Effects of:
State income taxes, net of federal benefit	1.7%	1.7%	(3.3)%
Differences between U.S. and foreign income tax rates	(0.1)%	(0.3)%	0.4%
Meals and entertainment	0.2%	0.4%	0.8%
Increase (decrease) in valuation allowance	(62.3)%	(36.3)%	37.5%
Research and development tax credits	(7.2)%	0.0%	0.0%
Other, net	0.3%	0.5%	0.0%

	(32.4)%	1.0%	0.4%

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of ARRIS’ net deferred income tax assets (liabilities) were as follows (in thousands):

	December 31,
	2006	2005

Current deferred income tax assets:
Inventory costs	$5,141	$5,487
Federal alternative minimum tax AMT credit	850	—
Federal research & development credits	13,817	—
Current portion net operating loss carryforwards	—	27,226
Other, principally operating expenses	14,559	13,065

Total current deferred tax assets	34,367	45,778

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2006	2005

Non-current deferred income tax assets:
Federal/state net operating loss carryforwards	$1,199	$18,208
Federal capital loss carryforwards	5,311	5,671
Foreign net operating loss carryforwards	2,720	2,184
Federal AMT credit	—	885
Pension and deferred compensation	5,662	5,902
Goodwill	813	1,047
Other, principally operating expenses	7,231	5,754
Property plant and equipment, depreciation and basis differences	2,364	2,114

Total non-current deferred income tax assets	25,300	41,765

Non-current deferred income tax liabilities:
Purchased technology	(115)	(341)

Total non-current deferred income tax liabilities	(115)	(341)

Net deferred income tax assets	59,552	87,202
Valuation allowance	(9,393)	(87,202)

Net deferred income tax assets	$50,159	$—

The valuation allowance for deferred income tax assets of $9.4 million and $87.2 million at December 31, 2006 and 2005, respectively, relates to the uncertainty of the utilization of certain deferred income tax assets in various jurisdictions. The valuation allowance was calculated in accordance with the provisions of FASB Statement No. 109, which requires that a valuation allowance be established and maintained when it is “more likely than not” that all or a portion of deferred income tax assets will not be realized. At the end of the fourth quarter of 2006, ARRIS determined that it was more likely than not that it would be able to realize the benefits of a large portion of its U.S. federal and state deferred income tax assets and subsequently reversed the related valuation allowances. As of December 31, 2006, the ending valuation allowances are predominantly due to U.S. federal capital loss and foreign net operating loss carryforwards. The Company continually reviews the adequacy of the valuation allowance to reassess whether it is more likely than not to realize its various deferred income tax assets.

As of December 31, 2006, ARRIS had U.S. federal net operating loss carryforwards of approximately $12.3 million, which expire in 2024, and U.S. state net operating loss carryforwards of approximately $1.7 million related to the exercise of employee stock options and restricted stock (“equity compensation”). Any future cash benefit resulting from the utilization of these U.S. federal and state net operating losses attributable to this portion of equity compensation will be credited directly to paid-in capital during the year in which the cash benefit is realized. ARRIS expects to use this remaining portion of its U.S. federal net operating losses during 2007. As of December 31, 2006 ARRIS also has state net operating loss carryforwards in various states. The amounts available vary by state due to the apportionment of the Company’s taxable income and state law governing the expiration of these net operating losses. Additionally, ARRIS has foreign net operating loss carryforwards, as of December 31, 2006, of approximately $19.6 million with varying expiration dates. However, $17.8 million of the total foreign net operating loss carryforwards relate to ARRIS’ Irish subsidiary and have an indefinite life.

ARRIS’ ability to use federal and state net operating loss carryforwards to reduce future taxable income, or to use research and development tax credit carryforwards to reduce future income tax liabilities, is subject to restrictions attributable to equity transactions that resulted in a change of ownership during its 2001 and 2004 tax years as defined in Internal Revenue Code Section 382. ARRIS does not expect that the limitations placed on its net operating losses and research and development tax credits as a result of applying these rules will result in the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expiration of its net operating loss and research and development tax credit carryforwards. However, future equity transactions could limit the utilization of these tax attributes.

As of December 31, 2006 the Company had U.S. capital loss carryforwards of approximately $13.9 million, of which $0.8 million expire in 2007, $10.7 million expire in 2008, $1.0 million expire in 2009, and $1.4 million expire in 2010.

Additionally, based on analysis that was completed during the fourth quarter of 2006, ARRIS concluded that it should record a deferred tax asset for federal research and development tax credits of approximately $13.9 million. These tax credits relate to “qualified research expenditures” for tax years beginning in 2001 and continuing through 2006. The research and development tax credits can be carried back one year and carried forward twenty years. Therefore, any unutilized tax credits will begin to expire in 2021 and will totally expire by 2026. Approximately $128,000 of these tax credits were used in 2006 to reduce ARRIS’ regular income tax liability.

For the year ended December 31, 2005, ARRIS was subject to the alternative minimum tax (“AMT”). For 2005, ARRIS recorded a current federal AMT provision of $885,000. The payment of AMT, however, results in an AMT credit that may be carried forward to offset ARRIS’ regular income tax liability when and if ARRIS is subject to the regular income tax in the future. The AMT credit, adjusted to the actual 2005 AMT liability per the federal tax return, is now recorded at $950,000. For the year ended December 31, 2006, ARRIS was not an AMT taxpayer. However, its current regular federal tax liability for 2006 could only be reduced down to its tentative minimum tax liability. Therefore, the AMT credit that originated in 2005 continues to be carried forward to 2007.

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

Note 14.	Commitments

ARRIS leases office, distribution, and warehouse facilities as well as equipment under long-term leases expiring at various dates through 2023. Included in these operating leases are certain amounts related to restructuring activities; these lease payments and related sublease income are included in restructuring accruals on the consolidated balance sheets. Future minimum operating lease payments under non-cancelable leases at December 31, 2006 were as follows (in thousands):

Operating Leases

2007	$6,091
2008	5,082
2009	3,849
2010	3,036
2011	2,846
Thereafter	4,878
Less sublease income	(294)

Total minimum lease payments	$25,488

Total rental expense for all operating leases amounted to approximately $5.4 million, $5.7 million and $7.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

As of December 31, 2006, the Company had approximately $3.1 million outstanding under letters of credit which were cash collateralized. The cash collateral is held in the form of restricted cash. Additionally, the Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

had contractual obligations of approximately $137.7 million under agreements with non-cancelable terms to purchases goods or services over the next year. All contractual obligations outstanding at the end of prior years were satisfied within a 12 month period, and the obligations outstanding as of December 31, 2006 are expected to be satisfied in 2007.

Note 15. Stock-Based Compensation

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company adopted the fair value recognition provisions of SFAS No. 123R on July 1, 2005 using the modified prospective approach. Prior to the adoption date, ARRIS used the intrinsic value method for valuing its awards of stock options and restricted stock and recorded the related compensation expense, if any, in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. With the exception of variable stock option expense discussed below, no other stock-based employee or director compensation cost for stock options was reflected in net income (loss) prior to July 1, 2005, as all options granted had exercise prices equal to the market value of the underlying common stock on the date of grant. The Company records compensation expense related to its restricted stock awards and director stock units.

Prior to the adoption of SFAS No. 123R, ARRIS accounted for stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. The following table illustrates the pro forma effect on the three years ended December 31, 2006, 2005, and 2004 had the Company applied the provisions of SFAS No. 123 in those periods (in thousands, except per share data):

	2006	2005		2004

Net income (loss), as reported	$142,287	$51,483		$(28,396)
Add: Stock-based compensation included in reported net income, net of taxes	9,423	6,915		2,826
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(9,423)	(16,812	)*	(13,547)

Net income (loss), pro forma	$142,287	$41,586		$(39,117)

Net income (loss) per common share:
Basic — as reported	$1.33	$0.53		$(0.33)

Basic — pro forma	$1.33	$0.43		$(0.46)

Diluted — as reported	$1.30	$0.52		$(0.33)

Diluted — pro forma	$1.30	$0.42		$(0.46)

*	Includes approximately $5.7 million of expense related to the acceleration of “out-of-the-money” options in the second quarter of 2005.

Stock Options

ARRIS grants stock options to certain employees. Stock options generally vest over three or four years of service and have either seven or ten year contractual terms. The exercise price of an option is equal to the fair market value of ARRIS’ stock on the date of grant. Prior to the adoption of SFAS No. 123R, ARRIS used the Black-Scholes option valuation model to estimate the fair value of an option on the date of grant for pro forma purposes. Upon adoption of SFAS No. 123R, ARRIS elected to continue to use the Black-Scholes model; however, it engaged an independent third party to assist the Company in determining the Black-Scholes weighted average inputs utilized in the valuation of options granted subsequent to July 1, 2005. Prior to the adoption of SFAS No. 123R, the Company estimated the expected volatility exclusively on historical stock prices of ARRIS common stock over a period of

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

time. Under SFAS No. 123R, the volatility factors are based upon a combination of historical volatility over a period of time and estimates of implied volatility based on traded option contracts on ARRIS common stock. The change in estimating volatility was made because the Company felt that the inclusion of the implied volatility factor was a more accurate estimate of the stock’s future performance. The expected term of the awards granted are based upon a weighted average life of exercise activity of the grantee population. The risk-free interest rate is based upon the U.S. treasury strip yield at the grant date, using a remaining term equal to the expected life. The expected dividend yield is 0%, as the Company has not paid cash dividends on its common stock since its inception. In calculating the stock compensation expense, ARRIS applies an estimated pre-vesting forfeiture rate based upon historical rates. The stock compensation expense is amortized over the vesting period using the straight-line method.

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

A summary of activity of ARRIS’ options granted under its stock incentive plans is presented below:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Remaining	Value
	Options	Exercise Price	Contractual Term	(in thousands)

Beginning balance, January 1, 2006	8,513,868	$9.10
Grants	997,974	$13.10
Exercised	(1,966,954)	$5.72
Forfeited	(61,336)	$8.48
Expired	(43,921)	$10.97

Ending balance, December 31, 2006	7,439,631	$10.52	5.23	$26,372

Exercisable at December 31, 2006	5,467,414	$10.87	4.92	$19,901

The weighted average assumptions used in this model to value ARRIS’ stock options during 2006, 2005 and 2004 were as follows: risk-free interest rates of 4.9%, 3.8% and 3.7%, respectively; a dividend yield of 0%; volatility factor of the expected market price of ARRIS’ common stock of 0.60, 0.92 and 0.99, respectively; and a weighted average expected life of 4.7 years, 4.9 years, and 5.0 years, respectively. The weighted average grant-date

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value of options granted during 2006, 2005, and 2004 were $7.14, $4.70, and $5.83, respectively. The total intrinsic value of options exercised during 2006, 2005, and 2004 was approximately $13.7 million, $11.3 million and $2.3 million, respectively.

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

The following table summarizes ARRIS’ unvested restricted stock (excluding performance-related) and stock unit transactions during the year ending December 31, 2006:

		Weighted Average
		Grant Date
	Shares	Fair Value

Unvested at January 1, 2006	1,016,785	$5.69
Granted	282,465	$13.08
Vested	(468,713)	$6.00
Forfeited	(46,642)	$6.80

Unvested at December 31, 2006	783,895	$8.09

Performance-Related Restricted Shares

ARRIS grants to certain employees restricted shares, in which the number of shares is dependent upon performance conditions. The number of shares which could potentially be issued ranges from zero to 150% of the target award. Compensation expense is recognized using the graded method and is based upon the fair market value of the shares estimated to be earned. The fair value of the restricted shares is estimated on the date of grant using the same valuation model as that used for stock options and other restricted shares. As of December 31, 2006, ARRIS had recognized compensation expense based upon the achievement of 150% of the target awards as the Company’s 2006 performance had reached the level necessary for the maximum award for the shares granted in April 2006. If these goals had not been attained, any recognized compensation cost would have been reversed.

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

The following table summarizes ARRIS’ unvested performance-related restricted stock transactions during the year ending December 31, 2006 (includes maximum achievement of performance goals):

		Weighted Average
		Grant Date
	Shares	Fair Value

Unvested at January 1, 2006	301,955	$6.44
Granted	180,723	13.28
Vested	(100,663)	6.44
Forfeited	—	—

Unvested at December 31, 2006	382,015	9.68

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total intrinsic value of restricted shares, including both non-performance and performance-related shares, vested and issued during 2006, 2005 and 2004 was $6.1 million, $3.9 million and $4.4 million, respectively.

Employee Stock Purchase Plan (“ESPP”)

ARRIS offers an ESPP to certain employees. The plan complies with Section 423 of the U.S. Internal Revenue Code, which provides that employees will not be immediately taxed on the difference between the market price of the stock and a discounted purchase price if it meets certain requirements. Participants can request that up to 10% of their base compensation be applied toward the purchase of ARRIS common stock under ARRIS’ ESPP. Purchases by any one participant are limited to $25,000 (based upon the fair market value) in any one year. The exercise price is the lower of 85% of the fair market value of the ARRIS common stock on either the first day of the purchase period or the last day of the purchase period. A plan provision which allows for the more favorable of two exercise prices is commonly referred to as a “look-back” feature. Under APB Opinion No. 25, Accounting for Stock Issued to Employees, the ESPP was deemed noncompensatory, and therefore, no compensation expense was recognized. However, SFAS No. 123R narrows the noncompensatory exception significantly; any discount offered in excess of five percent generally will be considered compensatory and appropriately recognized as compensation expense. Additionally, any ESPP offering a look-back feature is considered compensatory. ARRIS uses the Black-Scholes option valuation model to value shares issued under the ESPP. The valuation is comprised of two components; the 15% discount of a share of common stock and 85% of a six month option held (related to the look-back feature). The weighted average assumptions used to estimate the fair value of purchase rights granted under the ESPP for 2006, 2005, and 2004 were as follows: risk-free interest rates of 4.6%, 3.7% and 1.6% respectively; a dividend yield of 0%; volatility factor of the expected market price of ARRIS’ common stock of 0.56, 0.43 and 0.99, respectively; and a weighted average expected life of 0.5 year for each. The Company recorded stock compensation expense related to the ESPP of approximately $0.4 million, $0.2 million, and $0 million for the years ended December 31, 2006, 2005, and 2004, respectively.

Unrecognized Compensation Cost

As of December 31, 2006, there was approximately $16.1 million of total unrecognized compensation cost related to unvested share-based awards granted under the Company’s incentive plans. This compensation cost is expected to be recognized over a weighted-average period of 2.4 years.

Note 16.	Employee Benefit Plans

The Company sponsors two non-contributory defined benefit pension plans that cover the Company’s U.S. employees. As of January 1, 2000, the Company froze the defined pension plan benefits for its participants. These participants elected to enroll in ARRIS’ enhanced 401(k) plan. Due to the cessation of plan accruals for such a large group of participants, a curtailment was considered to have occurred and the Company accounted for this in accordance with SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. The Company has not recognized any expense (income) related to supplemental pension benefits for years ended December 31, 2006, 2005, and 2004.

The U.S. pension plan benefit formulas generally provide for payments to retired employees based upon their length of service and compensation as defined in the plans. ARRIS’ investment policy is to fund the plans as required by the Employee Retirement Income Security Act of 1974 (“ERISA”) and to the extent that such contributions are tax deductible. For 2006, the plan assets were comprised of approximately 68%, 28% and 4% of equity, debt securities, and money market funds respectively. For 2005, the plan assets were comprised of approximately 70%, 28%, and 2% of equity, debt securities, and money market funds, respectively. In 2007, the plan will target allocations of 50% equity and 50% debt securities and money market funds. Liabilities or amounts in excess of these funding levels are accrued and reported in the consolidated balance sheet.

The investment strategies of the plans place a high priority on benefit security. The plans invest conservatively so as not to expose assets to depreciation in adverse markets. The plans’ strategy also places a high priority on

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earning a rate of return greater than the annual inflation rate along with maintaining average market results. The plan has targeted asset diversification across different asset classes and markets to take advantage of economic environments and to also act as a risk minimizer by dampening the portfolio’s volatility.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This statement requires entities to:

•	fully recognize the funded status of defined benefit plans — an asset for an overfunded status or a liability for an underfunded status,

•	measure a defined benefit plan’s assets and obligations that determine its funded status as of the end of the entity’s fiscal year, and

•	recognize changes in the funded status of a defined benefit plan in comprehensive earnings in the year in which the changes occur.

ARRIS adopted SFAS No. 158 as of December 31, 2006. However, the requirement to measure plan assets and benefit obligations as of the date of the fiscal year-end balance sheet is effective for fiscal years ending after December 15, 2008. ARRIS has not yet adopted this provision and has used September 30 as the measurement date for the 2006, 2005 and 2004 reporting year.

Below is a summary of the impact of applying SFAS No. 158 as of December 31, 2006:

	Prior to		After
	Application of	Adoption	Application of
	SFAS No. 158	Adjustments	SFAS No. 158

Current liabilities	$ N/A	$82	$82
Accrued pension liability	11,858	203	12,061
Accumulated other comprehensive income	(4,177)	(285)	(4,462)

Summary data for the non-contributory defined benefit pension plans is as follows:

	Years Ended December 31,
	2006	2005
	(in thousands)

Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$25,930	$22,659
Service cost	519	458
Interest cost	1,478	1,413
Actuarial loss (gain)(1)	938	1,889
Benefit payments	(498)	(489)

Projected benefit obligation at end of year	$28,367	$25,930

Change in Plan Assets:
Fair value of plan assets at beginning of year	$13,769	$12,103
Actual return on plan assets	1,227	1,292
Company contributions	1,706	863
Expenses and benefits paid from plan assets	(498)	(489)

Fair value of plan assets at end of year	$16,204	$13,769

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
	2006	2005
	(in thousands)

Funded Status:
Funded status of plan	$(12,162)	$(12,160)
Unrecognized actuarial loss	2,665	1,837
Unamortized prior service cost	1,797	2,274
Employer contributions, 9/30 — 12/31	19	16

Net amount recognized	$(7,681)	$(8,033)

(1)	The actuarial loss in 2005 includes updated assumptions for mortality rates

Amounts recognized in the statement of financial position consist of:

	Years Ended December 31,
	2006	2005
	(in thousands)

Current liabilities	$(82)	$—
Noncurrent liabilities	(12,061)	(12,651)
Accumulated other comprehensive income(1)	4,462	4,618

Total	$(7,681)	$(8,033)

(1)	As of December 31, 2006, the accumulated other comprehensive income included $2,665 related to the net loss and $1,797 related to prior service cost.

Other changes in plan assets and benefit obligations recognized in other comprehensive income are as follows:

	Years Ended December 31,
	2006	2005
	(in thousands)

Net (gain) loss	$(1,945)	$1,420
Amortization of net (loss) gain	(8)	(146)
Prior service cost (credit)	2,274	—
Amortization of prior service cost	(477)	—

Total recognized in other comprehensive income	$(156)	$1,274

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $101,563 and $477,381 respectively.

The accumulated benefit obligation and the projected benefit obligation for the plans are in excess of the plan assets as follows:

	December 31,
	2006	2005
	(in thousands)

Accumulated benefit obligation	$26,496	$25,521
Projected benefit obligation	$28,367	$25,930
Plan assets	$16,204	$13,769

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net periodic pension cost for 2006, 2005 and 2004 for pension and supplemental benefit plans includes the following components (in thousands):

	2006	2005	2004

Service cost	$519	$458	$484
Interest cost	1,478	1,413	1,177
Return on assets (expected)	(1,125)	(1,045)	(935)
Recognized net actuarial (gain) loss	8	(18)	(323)
Amortization of prior service cost(1)	477	477	558

Net periodic pension cost	$1,357	$1,285	$961

(1)	Prior service cost is amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits under the plan.

The weighted-average actuarial assumptions used to determine the benefit obligations for the three years presented are set forth below:

	2006	2005	2004

Assumed discount rate for non-qualified plans participants	5.75%	5.50%	6.00%
Assumed discount rate for qualified plan participants	5.75%	5.75%	6.00%
Rates of compensation increase	3.75%	3.75%	5.94%

The weighted-average actuarial assumptions used to determine the net periodic benefit costs are set forth below:

	2006	2005	2004

Assumed discount rate for non-qualified plans participants	5.50%	6.00%	6.00%
Assumed discount rate for qualified plan participants	5.75%	6.00%	6.00%
Rates of compensation increase	3.75%	5.94%	5.94%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%

The expected long-term rate of return on assets is derived using the building block approach which includes assumptions for the long term inflation rate, real return, and equity risk premiums.

No minimum funding contributions are required in 2007 for the plan; however, the Company may make a voluntary contribution.

As of December 31, 2006, the expected benefit payments related to the Company’s defined benefit pension plans during the next ten years are as follows (in thousands):

2007	$636
2008	823
2009	850
2010	1,226
2011	1,220
2012 - 2016	8,752

Additionally, ARRIS has established defined contribution plans pursuant to the Internal Revenue Code Section 401(K) that cover all eligible U.S. employees. ARRIS contributes to these plans based upon the dollar amount of each participant’s contribution. ARRIS made matching contributions to these plans of approximately $1.5 million, $0.6 million and $0.0 million in 2006, 2005, and 2004, respectively. During 2004, the Company made a discretionary contribution of $1.0 million to the plan. Effective July 1, 2003, the Company temporarily suspended

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employer matching contributions to the plan. The Company reinstated a partial matching contribution to the plan effective January 1, 2005.

Note 17.	Sales Information

The Company’s four largest customers (including their affiliates, as applicable) are Comcast, Cox Communications, Liberty Media International and Time Warner Cable. Over the past year, certain customers’ beneficial ownership may have changed as a result of mergers and acquisitions. Therefore the revenue for ARRIS’ customers for prior periods has been adjusted to include the affiliates under common control. A summary of sales to these customers for 2006, 2005, and 2004 is set forth below:

	Years Ended December 31,
	2006	2005	2004
	(in millions)

Comcast and affiliates	$344.2	$163.3	$126.2
% of sales	38.6%	24.0%	25.8%
Cox Communications	$88.0	$116.7	$106.3
% of sales	9.9%	17.2%	21.7%
Liberty Media International and affiliates	$88.8	$99.4	$84.0
% of sales	10.0%	15.3%	17.3%
Time Warner Cable and affiliates	$81.2	$72.3	$32.5
% of sales	9.1%	10.6%	6.6%

No other customer provided more than 10% of total sales for the years ended December 31, 2006, 2005, or 2004.

ARRIS operates globally and offers products and services that are sold to cable system operators and telecommunications providers. ARRIS’ products and services are focused in two product categories: Broadband and Supplies & Customer Premises Equipment. Consolidated revenues by principal products and services for the years ended December 31, 2006, 2005 and 2004, respectively, were as follows (in thousands):

	Broadband	Supplies & CPE	Total

Years Ended:
December 31, 2006	$364,238	$527,313	$891,551
December 31, 2005	$315,098	$365,319	$680,417
December 31, 2004	$300,198	$189,843	$490,041

ARRIS sells its products primarily in the United States. The Company’s international revenue is generated from Asia Pacific, Europe, Latin America and Canada. The Asia Pacific market primarily includes China, Hong Kong, Japan, Korea, Singapore, and Taiwan. The European market primarily includes Austria, Belgium, France, Germany, the Netherlands, Poland, Portugal, Spain, and Switzerland. The Latin American market primarily includes Argentina, Chile, Brazil, and Puerto Rico. Sales to international customers were approximately 25.1%,

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

27.1% and 25.2% of total sales for the years ended December 31, 2006, 2005 and 2004, respectively. International sales for the years ended December 31, 2006, 2005 and 2004 were as follows:

	Years Ended December 31,
	2006	2005	2004
	(in thousands)

Asia Pacific	$52,859	$51,139	$48,025
Europe	74,991	67,374	46,213
Latin America	41,730	24,979	18,205
Canada	53,877	41,100	11,175

Total	$223,457	$184,592	$123,618

As of December 31, 2006, ARRIS held approximately $2.3 million of assets in Ireland (related to its Com21 facility), comprised of $1.5 million of cash and $0.8 million of fixed assets.

Note 18.	Summary Quarterly Consolidated Financial Information (unaudited)

The following table summarizes ARRIS’ quarterly consolidated financial information (in thousands, except share data):

	Quarters in 2006 Ended
	March 31,	June 30,	September 30,	December 31,

Net sales	$208,344	$219,990	$228,646	$234,571
Gross margin(1)	56,507	63,740	63,179	68,652
Operating income (loss)(2)	19,609	22,465	25,447	28,472
Income (loss) from continuing operations	20,702	24,662	26,547	70,155
Income (loss) from discontinued operations(4)	21	88	15	97
Net income (loss)(5)	$20,723	$24,750	$26,562	$70,252

Net (loss) per basic share:
Income (loss) from continuing operations	$0.20	$0.23	$0.25	$0.65
Income (loss) from discontinued operations	$—	$—	$—	$—
Net income (loss)	$0.20	$0.23	$0.25	$0.65
Net income (loss) per diluted share:
Income (loss) from continuing operations	$0.19	$0.23	$0.24	$0.64
Income (loss) from discontinued operations	$—	$—	$—	$—
Net income (loss)	$0.19	$0.23	$0.24	$0.64

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarters in 2005 Ended
	March 31,	June 30,	September 30,	December 31,

Net sales	$135,924	$162,201	$200,957	$181,335
Gross margin(1)	36,791	41,083	54,978	57,862
Operating income (loss)(2)	4,716	9,117	18,702	21,193
Income (loss) from continuing operations(3)	3,398	7,213	18,850	21,814
Income (loss) from discontinued operations(4)	10	76	(30)	152
Net income (loss)	$3,408	$7,289	$18,820	$21,966

Net (loss) per basic share:
Income (loss) from continuing operations	$0.04	$0.08	$0.18	$0.21
Income (loss) from discontinued operations	$—	$—	$—	$—
Net income (loss)	$0.04	$0.08	$0.18	$0.21
Net income (loss) per diluted share:
Income (loss) from continuing operations	$0.04	$0.08	$0.18	$0.20
Income (loss) from discontinued operations	$—	$—	$—	$—
Net income (loss)	$0.04	$0.08	$0.18	$0.20

(1)	During the first, second, third and fourth quarters of 2006, the Company recognized stock compensation expense of approximately $108 thousand, $112 thousand, $144 thousand and $142 thousand, respectively, in cost of goods sold which effected gross margins. During the first, second, third and fourth quarters of 2005, the Company recognized stock compensation expense of approximately $31 thousand, $82 thousand, $136 thousand and $125 thousand, respectively, in cost of goods sold which effected gross margins.

(2)	In addition to (1) above, the following items impacted operating income (loss) during 2006:

—	During the first, second, third and fourth quarters of 2006, the Company recognized stock compensation expense of approximately $2.1 million, $2.3 million, $2.3 million and $2.2 million, respectively, which related to both Research & Development and Selling, General, & Administrative expenses.

—	During the first and fourth quarters of 2006, the Company recorded restructuring reserve adjustments of $0.3 million and $1.9 million, respectively, which predominantly related to changes in estimates related to real estate leases.

—	During the first and second quarters of 2006, ARRIS recorded gains of $0.5 million and $1.1 million, respectively, related to previously written off receivables. This resulted in a reduction in bad debt expense for those quarters.

In addition to (1) above, the following items impacted operating income (loss) during 2005:

—	During the first, second, third and fourth quarters of 2005, the Company recognized stock compensation expense of approximately $0.5 million, $1.1 million, $2.5 million and $2.5 million, respectively, which related to both Research & Development and Selling, General, & Administrative expenses.

—	During 2005, a decrease in expected future cash flows related to the Atoga product line indicated that the long-lived assets associated with these products may be impaired. As a result, we analyzed the fair value of those assets, using the expected cash flow approach, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The resulting analysis indicated that the remaining intangibles of $0.2 million and fixed assets of $0.1 million were fully impaired and a charge of approximately $0.3 million was recorded in the first quarter of 2005.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

—	During the fourth quarter of 2005, the Company recorded restructuring and impairment charges of $0.9 million which predominantly relates to changes in estimates related to real estate leases associated with previous consolidation of certain facilities.

(3)	During the second quarter of 2005, ARRIS called the remaining $75.0 million of the Notes for redemption and the holders of the Notes elected to convert the notes into 15.0 million shares of common stock rather than have the Notes redeemed. Under the indenture’s terms for redemptions, the Company made a make-whole interest payment of approximately 0.3 million shares resulting in a charge of $2.4 million during the quarter.

(4)	ARRIS routinely evaluates its accruals related to costs associated with the disposal of discontinued product lines. As a result of these reviews, the Company recorded income of $0.2 million for each of the years ended December 31, 2006 and 2005.

(5)	During the fourth quarter of 2006, ARRIS reduced valuation allowances related to deferred income tax assets, based on the current judgment that the benefits will be realized, and also recorded a tax benefit related to research and development credits for the period from 2001 -2006. The net result of these items was a tax benefit of approximately $38.8 million during the quarter.

Note 19.	Subsequent Events

Acquisition of TANDBERG Television

On January 15, 2007, the Company agreed to acquire TANDBERG Television ASA through a voluntary tender offer conducted in accordance with Norwegian law. The offer price of NOK 96 consists of at least NOK 80 in cash and up to NOK 16 in shares of the Company, although ARRIS can increase the cash portion of the offer at its discretion. On February 26, 2007, a third party announced its intent to make a competing all cash offer for all of TANDBERG Television’s outstanding shares at a higher price than the Company’s offer of NOK 96. As of the date of this report, the Company is evaluating the competing offer and its options with respect to the proposed transaction.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Information relating to directors and officers of ARRIS, the Audit Committee of the board of directors and stockholder nominations for directors is set forth under the captions entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Committees of the Board of Directors and Meeting Attendance” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders and is incorporated herein by reference. Certain information concerning the executive officers of the Company is set forth in Part I of this document under the caption entitled “Executive Officers of the Company”.

ARRIS’ code of ethics and financial code of ethics (applicable to our CEO, senior financial officers, and all finance, accounting, and legal managers) are available on our website at www.arrisi.com under Investor Relations, Corporate Governance. The website also will disclose whether there have been any amendments or waivers to the Code of Ethics and Financial Code of Ethics. ARRIS will provide copies of these documents in electronic or paper form upon request to Investor Relations, free of charge.

ARRIS’ board of directors has identified Matthew Kearney and John Petty, both members of the Audit Committee, as our audit committee financial experts, as defined by the SEC.

Item 11.	Executive Compensation

Information regarding compensation of officers and directors of ARRIS is set forth under the captions entitled “Executive Compensation,” “Compensation of Directors,” “Employment Contracts and Termination of Employment and Change-In-Control Arrangements,” “Committees of the Board of Directors and Meeting Attendance — Compensation Committee,” and “Compensation Committee Report” in the Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners, Management and Related Stockholders Matters

Information regarding ownership of ARRIS common stock is set forth under the captions entitled “Equity Compensation Plan Information,” “Security Ownership of Management” and “Security Ownership of Principal Stockholders” in the Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships, Related Transactions, and Director Independence

Information regarding certain relationships, related transactions with ARRIS, and director independence is set forth under the captions entitled “Compensation of Directors,” “Certain Relationships and Related Party Transactions,” and “Election of Directors” in the Proxy Statement and is incorporated herein by reference.

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

(a)(2) Financial Statement Schedules

The following consolidated financial statement schedule of ARRIS is included in this item pursuant to paragraph (b) of Item 15:

Schedule II — Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at			Balance at
	Beginning	Charge to		End of
Description	of Period	Expenses	Deductions(1)	Period
	(in thousands)

YEAR ENDED DECEMBER 31, 2006
Reserves and allowance deducted from asset accounts:
Allowance for doubtful accounts	$3,729	$(174)	$(21)	$3,576
Reserve for obsolete and excess inventory(2)	$15,151	$2,880	$4,786	$13,245
Income tax valuation allowance(3)	$87,202	$—	$77,809	$9,393
YEAR ENDED DECEMBER 31, 2005
Reserves and allowance deducted from asset accounts:
Allowance for doubtful accounts	$3,829	$(438)	$(338)	$3,729
Reserve for obsolete and excess inventory(2)	$18,832	$4,902	$8,583	$15,151
Income tax valuation allowance(3)	$101,933	$—	$14,731	$87,202
YEAR ENDED DECEMBER 31, 2004
Reserves and allowance deducted from asset accounts:
Allowance for doubtful accounts	$4,446	$(543)	$74	$3,829
Reserve for obsolete and excess inventory(2)	$19,294	$5,595	$6,057	$18,832
Income tax valuation allowance(3)	$91,322	$10,611	$—	$101,933

(1)	Represents: a) Uncollectible accounts written off, net of recoveries and write-offs, b) Net change in the sales return and allowance account, and c) Disposal of obsolete and excess inventory, and d) Release and correction of valuation allowances.

(2)	The reserve for obsolescence and excess inventory is included in inventories.

(3)	The income tax valuation allowance is included in current and noncurrent deferred income tax assets.

(a)	(3) Exhibit List

Each management contract or compensation plan required to be filed as an exhibit is identified by an asterisk (*).

The filings referenced for
incorporation by reference are
ARRIS (formerly known as
Exhibit			Broadband Parent, Inc.) filings
Number		Description of Exhibit	unless otherwise noted

3.1		Amended and Restated Certificate of Incorporation	Registration Statement #333-61524, Exhibit 3.1.
3.2		Certificate of Amendment to Amended and Restated Certificate of Incorporation	August 3, 2001 Form 8-A, Exhibit 3.2.
3.3		By-laws	Registration Statement #333-61524, Exhibit 3.2, filed by Broadband Parent Corporation
4.1		Form of Certificate for Common Stock	Registration Statement #333-61524, Exhibit 4.1.
4.2		Rights Agreement dated October 3, 2002	October 3, 2002 Form 8-K Exhibit 4.1
4.3		Indenture dated November 13, 2006	November 16, 2006 Form 8-K, Exhibit 4.5.
10	.1(a)*	Amended and Restated Employment Agreement with Robert J. Stanzione, dated August 6, 2001	September 30, 2001 Form 10-Q, Exhibit 10.10(c).
10	.1(b)*	Supplemental Executive Retirement Plan for Robert J. Stanzione, effective August 6, 2001	September 30, 2001 Form 10-Q, Exhibit 10.10(d).
10	.1(c)*	Amendment to Employment Agreement with Robert J. Stanzione, dated December 8, 2006	December 12, 2006 Form 8-K, Exhibit 10.7.
10	.2*	Amended and Restated Employment Agreement with Lawrence A. Margolis, dated April 29, 1999	June 30, 1999 Form 10-Q, Exhibit 10.33, filed by ANTEC Corporation.
10	.1(c)*	Amendment to Employment Agreement with Lawrence A. Margolis, dated December 8, 2006	December 12, 2006 Form 8-K, Exhibit 10.6.
10	.3*	2001 Stock Incentive Plan	July 2, 2001 Appendix III of Proxy Statement filed as part of, Registration Statement #333-61524, filed by Broadband Parent Corporation.

The filings referenced for
incorporation by reference are
ARRIS (formerly known as
Exhibit			Broadband Parent, Inc.) filings
Number		Description of Exhibit	unless otherwise noted

10	.4*	Management Incentive Plan	July 2, 2001 Appendix IV of Proxy Statement filed as part of Registration Statement #333-61524, filed by Broadband Parent Corporation.
10.5		Solectron Manufacturing Agreement and Addendum	December 31, 2001 Form 10-K, Exhibit 10.15.
10.6		Mitsumi Agreement	December 31, 2001 Form 10-K, Exhibit 10.16.
10	.7*	Form of Employment Agreement with Ronald M. Coppock, dated December 8, 2006	December 12, 2006 Form 8-K, Exhibit 10.1.
10	.8*	Employment Agreement with James D. Lakin dated December 8, 2006	December 12, 2006 Form 8-K, Exhibit 10.2.
10	.9*	Employment Agreement with David B. Potts dated December 8, 2006	December 12, 2006 Form 8-K, Exhibit 10.4.
10	.10*	Employment Agreement with Bryant K. Isaacs, dated December 8, 2006	December 12, 2006 Form 8-K, Exhibit 10.3.
10	.10*	Employment Agreement with Robert Puccini, dated December 8, 2006	December 12, 2006 Form 8-K, Exhibit 10.5.
10	.11*	2004 Stock Incentive Plan	Appendix B of Proxy Statement filed on April 20, 2004
10	.12*	Employment Agreement with David B. Potts dated December 8, 2006	December 12, 2006 Form 8-K, Exhibit 10.4.
10	.13*	Form of Stock Options Grant under 2001 and 2004 Stock Incentive Plans	March 31, 2005 Form, 10-Q, Exhibit 10.20.
10	.14*	Form of Restricted Stock Grant under 2001 and 2004 Stock Incentive Plans	March 31, 2005 Form, 10-Q, Exhibit 10.21.
21		Subsidiaries of the Registrant	Filed herewith.
23		Consent of Ernst & Young LLP	Filed herewith.
24		Powers of Attorney	Filed herewith.
31.1		Section 302 Certification of the Chief Executive Officer	Filed herewith.
31.2		Section 302 Certification of the Chief Financial Officer	Filed herewith.
32.1		Section 906 Certification of the Chief Executive Officer	Filed herewith.
32.2		Section 906 Certification of the Chief Financial Officer	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARRIS GROUP, INC.

/s/  David B. Potts
David B. Potts
Executive Vice President, Chief Financial Officer,
Chief Accounting Officer, and
Chief Information Officer

Dated: February 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert J. Stanzione Robert J. Stanzione		Chief Executive Officer and Chairman of the Board of Directors	February 28, 2007

/s/ David B. Potts David B. Potts		Executive Vice President, Chief Financial Officer, Chief Accounting Officer, and Chief Information Officer	February 28, 2007

/s/ Alex B. Best* Alex B. Best		Director	February 28, 2007

/s/ Harry L. Bosco* Harry L. Bosco		Director	February 28, 2007

/s/ John Anderson Craig* John Anderson Craig		Director	February 28, 2007

/s/ Matthew B. Kearney* Matthew B. Kearney		Director	February 28, 2007

/s/ William H. Lambert* William H. Lambert		Director	February 28, 2007

/s/ John R. Petty* John R. Petty		Director	February 28, 2007

*By:	/s/ Lawrence A. Margolis Lawrence A. Margolis (as attorney in fact for each person indicated)