Form 10-Q
period 2007-03-31
ARRIS GROUP INC
filed 2007-05-10
CIK 1141107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
For the quarter ended March 31, 2007
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
     As of April 30, 2007, 109,018,580 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

ARRIS GROUP, INC.
FORM 10-Q
For the Three Months Ended March 31, 2007

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
ARRIS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$441,317	$461,618
Short-term investments, at fair value	134,610	87,575

Total cash, cash equivalents and short-term investments	575,927	549,193
Restricted cash	3,128	3,124
Accounts receivable (net of allowances for doubtful accounts of $2,814 in 2007 and $3,576 in 2006)	125,756	115,304
Other receivables	9,888	2,556
Inventories	78,186	94,226
Prepaids	3,500	3,547
Current deferred income tax assets	26,818	29,285
Other current assets	4,001	3,717

Total current assets	827,204	800,952
Property, plant and equipment (net of accumulated depreciation of $79,810 in 2007 and $77,311 in 2006)	28,076	28,287
Goodwill	150,569	150,569
Intangibles (net of accumulated amortization of $106,890 in 2007 and $106,832 in 2006)	230	288
Investments	3,569	3,520
Noncurrent deferred income tax assets	18,639	20,874
Other assets	7,790	9,067

	$1,036,077	$1,013,557

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,337	$60,853
Accrued compensation, benefits and related taxes	9,991	23,269
Accrued warranty	7,968	8,234
Other accrued liabilities	32,411	29,057

Total current liabilities	91,707	121,413
Long-term debt, net of current portion	276,000	276,000
Accrued pension	12,420	12,061
Noncurrent income tax payable	4,334	3,041
Other long-term liabilities	5,606	5,621

Total liabilities	390,067	418,136
Stockholders’ equity:
Preferred stock, par value $1.00 per share, 5.0 million shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share, 320.0 million shares authorized; 108.6 million and 107.9 million shares issued and outstanding in 2007 and 2006, respectively	1,096	1,089
Capital in excess of par value	773,839	761,500
Accumulated deficit	(125,624)	(163,268)
Unrealized gain on marketable securities	1,345	1,297
Unfunded pension losses	(4,462)	(4,462)
Unrealized loss on derivatives	—	(551)
Cumulative translation adjustments	(184)	(184)

Total stockholders’ equity	646,010	595,421

	$1,036,077	$1,013,557

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data and percentages)

	Three Months Ended
	March 31,
	2007	2006
Net sales	$235,253	$208,344
Cost of sales	166,506	151,837

Gross margin	68,747	56,507
Gross margin %	29.2%	27.1%
Operating expenses:
Selling, general, and administrative expenses	24,175	21,278
Research and development expenses	18,096	15,074
Restructuring and impairment charges	421	328
Amortization of intangibles	58	218

Total operating expenses	42,750	36,898

Operating income	25,997	19,609
Other expense (income):
Interest expense	1,668	10
Loss on investments	19	—
Loss (gain) on foreign currency	322	(317)
Interest income	(6,483)	(1,520)
Gain related to terminated acquisition, net of expenses	(22,835)	—
Other expense (income), net	65	106

Income from continuing operations before income taxes	53,241	21,330
Income tax expense	15,597	628

Net income from continuing operations	37,644	20,702
Income from discontinued operations	—	21

Net income	$37,644	$20,723

Net income per common share:
Basic:
Income from continuing operations	$0.35	$0.20
Income from discontinued operations	—	—

Net income	$0.35	$0.20

Diluted:
Income from continuing operations	$0.34	$0.19
Income from discontinued operations	—	—

Net income	$0.34	$0.19

Weighted average common shares:
Basic	108,467	106,227

Diluted	110,988	109,345

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2007	2006
Operating activities:
Net income	$37,644	$20,723
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,497	2,618
Amortization of intangibles	58	218
Stock compensation expense	2,656	2,248
Deferred income tax provision	4,702	—
Amortization of deferred finance fees	279	—
Provision for doubtful accounts	371	(265)
Gain related to previously written off receivables	(377)	(475)
Loss on disposal of fixed assets	—	2
Loss on investments	19	—
Gain on discontinued product lines	—	(21)
Gain related to terminated acquisition, net of expenses	(22,835)	—
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(10,823)	(7,555)
Other receivables	(7,332)	(3,852)
Inventory	16,040	14,236
Accounts payable and accrued liabilities	(24,842)	(3,639)
Excess tax benefits from stock-based compensation plans	(4,855)	(169)
Prepaids and other, net	2,763	7,280

Net cash provided by (used in) operating activities	(4,035)	31,349

Investing activities:
Purchases of property, plant and equipment	(2,287)	(1,389)
Cash received related to terminated acquisition, net of expenses paid	10,881	—
Cash paid for hedge related to terminated acquisition	(26,469)	—
Cash proceeds from hedge related to terminated acquisition	38,750	—
Purchases of short-term investments	(128,135)	—
Disposals of short-term investments	81,100	18,000

Net cash provided by (used in) investing activities	(26,160)	16,611

Financing activities:
Excess tax benefits from stock-based compensation plans	4,855	169
Employer repurchase of shares to satisfy minimum tax withholdings	—	(27)
Proceeds from issuance of stock	5,039	6,171

Net cash provided by (used in) financing activities	9,894	6,313
Net increase (decrease) in cash and cash equivalents	(20,301)	54,273
Cash and cash equivalents at beginning of period	461,618	75,286

Cash and cash equivalents at end of period	$441,317	$129,559

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Organization and Basis of Presentation
ARRIS Group, Inc. (together with its consolidated subsidiaries, except as the context otherwise indicates, “ARRIS” or the “Company”), is an international communications technology company, headquartered in Suwanee, Georgia. ARRIS operates in one business segment, Communications, providing a range of customers, primarily cable MSOs, with network and system products and services, primarily hybrid fiber-coax networks and systems, for the communications industry. ARRIS is a leading developer, manufacturer and supplier of telephony, data, video, construction, rebuild and maintenance equipment for the broadband communications industry. The Company provides its customers with products and services that enable reliable, high-speed, two-way broadband transmission of video, telephony, and data.
The consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements for the periods shown. Additionally, certain prior period amounts have been reclassified to conform to the 2007 financial statement presentation. Interim results of operations are not necessarily indicative of results to be expected from a twelve-month period. These financial statements should be read in conjunction with the Company’s most recently audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the United States Securities and Exchange Commission (“SEC”).
Note 2. Impact of Recently Issued Accounting Standards
In July 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements the impact of certain tax positions, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. ARRIS adopted FIN 48 on January 1, 2007. Based on the Company’s initial analysis, FIN 48 did not have a material effect on ARRIS’ consolidated results of operations, cash flows or financial position. See Note 12 of Notes to the Consolidated Financial Statements.
Note 3. Pension Benefits
Components of Net Periodic Pension Benefit Cost

	Three Months Ended March 31,
	2007	2006
	(in thousands)
	(unaudited)
Service cost	$140	$130
Interest cost	412	369
Expected return on plan assets	(319)	(281)
Amortization of prior service cost	119	119
Amortization of net (gain) loss	25	2

Net periodic pension cost	$377	$339

Employer Contributions
No minimum funding contributions are required in 2007 under the Company’s defined benefit plan. However, the Company made voluntary contributions to the plan of approximately $19 thousand and $16 thousand for the three month periods ended March 31, 2007 and 2006, respectively.
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
Information regarding the changes in ARRIS’ aggregate product warranty liabilities for the three months ending March 31, 2007 was as follows (in thousands):

Balance at December 31, 2006	$8,234
Accruals related to warranties (including changes in estimates)	872
Settlements made (in cash or in kind)	(1,138)

Balance at March 31, 2007 (unaudited)	$7,968

Note 5. Restructuring and Impairment Charges
During the first quarter of 2004, ARRIS consolidated two facilities in Georgia, giving the Company the ability to house many of its core technology, marketing, and corporate headquarters functions in a single building. This consolidation resulted in a restructuring charge of $6.2 million in the first quarter of 2004 related to lease commitments and the write-off of leasehold improvements and other fixed assets. As of March 31, 2007, approximately $3.5 million related to the lease commitments remained in the restructuring accrual to be paid. ARRIS expects the remaining payments to be made by the second quarter of 2009 (end of lease).

(in millions)
Balance as of December 31, 2006	$3.6
First quarter payments	(0.5)
Adjustments to accrual	0.4

Balance as of March 31, 2007 (unaudited)	$3.5

Note 6. Inventories
The components of inventory are as follows, net of reserves (in thousands):

	March 31,	December 31,
	2007	2006
	(unaudited)
Raw material	$2,601	$341
Finished goods	75,585	93,885

Total net inventories	$78,186	$94,226

Note 7. Property, Plant and Equipment
Property, plant and equipment, at cost, consisted of the following (in thousands):

	March 31,	December 31,
	2007	2006
	(unaudited)
Land	$1,822	$1,822
Building and leasehold improvements	12,846	11,470
Machinery and equipment	93,218	92,306

	107,886	105,598
Less: Accumulated depreciation	(79,810)	(77,311)

Total property, plant and equipment, net	$28,076	$28,287

Note 8. Long-Term Obligations
Debt and other long-term liabilities consist of the following (in thousands):

	March 31,	December 31,
	2007	2006
Other long-term liabilities	$22,360	$20,723
2.00 % convertible senior notes due 2026	276,000	276,000

Total long term debt and other long-term liabilities	$298,360	$296,723

On November 6, 2006, the Company issued $276.0 million of 2% convertible senior notes due 2026. The notes are convertible, at the option of the holder, based on an initial conversion rate, subject to adjustment, of 62.1504 shares per $1,000 base amount (which represents an initial conversion price of approximately $16.09 per share of our common stock), into cash up to the principal amount and, if applicable, shares of the Company’s common stock, cash or a combination thereof. The notes may be converted during any calendar quarter in which the closing price of ARRIS’ common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect at that time (which, based on the current conversion price would be $19.31) and upon the occurrence of certain other events. Upon conversion, the holder will receive the principal amount in cash and an additional payment, in either cash or stock at the option of the Company. The additional payment will be based on a formula which calculates the difference between the initial conversion rate ($16.09) and the market price at the date of the conversion. As of May 8, 2007, the notes could not be converted by the holders thereof. Interest is payable on May 15 and November 15 of each year. The Company may redeem the notes at any time on or after November 15, 2013, subject to certain conditions. As of March 31, 2007 and December 31, 2006, there were $276.0 million of the notes outstanding.
As of both March 31, 2007 and December 31, 2006, the Company had approximately $3.1 million outstanding under letters of credit, which are cash collateralized and classified as restricted cash on the Consolidated Balance Sheets.
As of March 31, 2007, the Company had approximately $22.4 million of other long-term liabilities, which included $12.4 million related to its accrued pension, $3.6 million related to its deferred compensation obligations, deferred rental expense of $2.0 million related to landlord funded leasehold improvements and $4.4 million related to its noncurrent income tax payable. As of December 31, 2006, the Company had approximately $20.7 million of other long-term liabilities, which included $12.1 million related to its accrued pension, $3.5 million related to its deferred compensation obligations, $2.1 million related to landlord funded leasehold improvements and $3.0 million related to its noncurrent income tax payable.
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
Note 9. Comprehensive Income
Total comprehensive income represents the net change in stockholders’ equity during a period from sources other than transactions with stockholders. For ARRIS, the components of total comprehensive income include the unrealized gain (loss) on marketable securities, unrealized gain (loss) on derivative instruments qualifying for hedge accounting, and foreign currency translation adjustments. The components of comprehensive income for the three months ended March 31, 2007 and 2006 are as follows (in thousands):

	Three Months Ended March 31,
	(unaudited)
	2007	2006
Net income	$37,644	$20,723
Changes in the following equity accounts
Unrealized gain (loss) on marketable securities	48	37
Unrealized gain (loss) on derivative instruments	551	(991)
Translation adjustment	—	—

Comprehensive income	$38,243	$19,769

In March 2007, ARRIS concluded that the foreign exchange contract hedges were no longer effective and discontinued hedge accounting resulting in a reclassification of $551 thousand remaining in other comprehensive income to the applicable income statement lines.

Note 10. Sales Information
The Company’s four largest customers (including their affiliates, as applicable) are Comcast, Cox Communications, Liberty Media International and Time-Warner Cable. Over the past year, certain customers’ beneficial ownership may have changed as a result of mergers and acquisitions. Therefore, the revenue for ARRIS’ customers for prior periods has been adjusted to include the affiliates under common control. A summary of sales to these customers for the three month periods ended March 31, 2007 and 2006 are set forth below (in thousands):

	Three Months Ended
	March 31,
	(unaudited)
	2007	2006
Comcast	$91,568	$72,541
% of sales	38.9%	34.8%

Cox Communications	$14,846	$25,718
% of sales	6.3%	12.3%

Liberty Media International	$19,307	$21,346
% of sales	8.2%	10.2%

Time—Warner Cable	$22,380	$22,486
% of sales	9.5%	10.8%
No other customer provided more than 10% of total sales for the three months ended March 31, 2007 or 2006.
The Company operates globally and offers products and services that are sold to cable system operators and telecommunications providers. The Company’s products and services are focused in two product categories: Broadband and Supplies & Customer Premises Equipment (“CPE”). Consolidated revenue by principal product and service for the three months ended March 31, 2007 and 2006 were as follows (in thousands):

	Three Months Ended
	March 31,
	(unaudited)
	2007	2006
Broadband	$80,149	$85,390
Supplies and CPE	155,104	122,954

Total sales	$235,253	$208,344

ARRIS sells its products primarily in North America. The Company’s international revenue is generated from Asia Pacific, Europe, Latin America and Canada. The Asia Pacific market primarily includes China, Japan, Korea, and Taiwan. The European market primarily includes Austria, Belgium, Germany, Hungary, the Netherlands, Poland, Portugal, Romania, and Switzerland. The Latin American market primarily includes Argentina, Chile, Colombia, and Mexico. Sales to international customers were approximately $60.5 million, or 25.7% of total sales, for the three months ended March 31, 2007. International sales during the same period in 2006 were $50.9 million, or 24.4% of total sales.
As of March 31, 2007, ARRIS held approximately $3.2 million of assets in Ireland (related to its Com21 facility), comprised of $2.2 million of cash, $0.1 million of prepaid assets and $0.9 million of fixed assets. As of December 31, 2006, ARRIS held approximately $2.3 million of assets in Ireland, comprised of $1.5 million of cash and $0.8 million of fixed assets.

Note 11. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the periods indicated (in thousands except per share data):

	Three Months Ended
	March 31,
	(unaudited)
	2007	2006
Basic:
Income from continuing operations	$37,644	$20,702
Income from discontinued operations	—	21

Net income	$37,644	$20,723

Weighted average shares outstanding	108,467	106,227

Basic earnings per share	$0.35	$0.20

Diluted:
Income from continuing operations	$37,644	$20,702
Income from discontinued operations	—	21

Net income	$37,644	$20,723

Weighted average shares outstanding	108,467	106,227
Net effect of dilutive equity awards	2,521	3,118

Total	110,988	109,345

Diluted earnings per share	$0.34	$0.19

Excluded from the dilutive securities described above are employee stock options to acquire approximately 2.1 million shares and 0.9 million shares for the three months ended March 31, 2007 and 2006, respectively. These exclusions were made because they were antidilutive.
Note 12. Income Taxes
Adoption of FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes.
On January 1, 2007, the Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 seeks to clarify the accounting or uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, the financial statement effects of a tax position should initially be recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold should initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2001. Neither the Company nor any of its subsidiaries are currently under income tax audit, nor have they received notices of any planned or proposed income tax audits. Additionally, the Company has no outstanding unpaid income tax assessments for prior income tax audits.
Due to the immaterial amount of the calculated adjustment to the liability for unrecognized tax benefits arising from the adoption of FIN 48, the Company recorded no adjustment to the January 1, 2007 balance in retained earnings.
At the beginning of 2007, the Company’s unrecognized tax benefits totaled approximately $3.1 million, all of which would cause the effective income tax rate to change upon the recognition. ARRIS does not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. The Company has recorded no interest or penalty accrual related to payment of these potential tax liabilities, since it does not anticipate that interest and penalties will be assessed on these liabilities in the future. The Company intends to classify interest and penalties recognized on the liability for uncertain tax benefits, when it is appropriate to accrue them, as income tax expense.
Income Tax Expense
In the first quarters of 2007 and 2006, the Company recorded income tax expense of $15.6 million and $0.6 million, respectively. Below is a summary of the components of the tax expense in each period (in millions, except for percentages):

	Three Months Ended March 31,
	2007			2006
	Income Before Tax	Income Tax Expense	Effective Tax Rate	Income Before Tax	Income Tax Expense	Effective Tax Rate
Non-Discrete Items	$30.4	$10.1	33.3%	$21.3	$0.6	2.8%
Discrete Accounting Events	22.8	8.7	38.0%	—	—	—
Discrete Tax Events — Valuation Allowances / FIN 48 Reserves	—	(3.2)	—	—	—	—

Total	$53.2	$15.6	29.3%	$21.3	$0.6	2.8%
•	In the first quarter of 2007, the Company considered the net gain related to the termination of the TANDBERG Television acquisition to be discrete in nature in accordance with the guidance of APB Opinion 28, Interim Financial Reporting and FIN 18, Accounting for Income Taxes in Interim Periods. As a result, income tax expense was recorded at a discrete rate of 38.0%.

•	The termination fee, less expenses, associated with the terminated TANDBERG Television acquisition is considered capital in nature. As a result, the Company reversed a net of $4.0 million of valuation allowances associated with deferred tax assets related to net capital loss carryforwards. Prior to the capital gain created by the terminated acquisition, the Company considered it more-likely-than-not that capital loss carryforwards would not be realizable. Additionally, we recorded an additional $0.8 million of discrete income tax expense related to the TANDBERG transaction.

•	In the first quarter of 2006, income tax expense was recorded at the federal AMT rate and state rates, as applicable. Prior to the end of 2006, the Company was in a cumulative loss position for the prior three fiscal years. As a result, it had recorded a valuation allowance equivalent to its net deferred tax assets. At the end of 2006, the Company reversed the majority of the valuation allowance. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC for further discussion.
The Company anticipates that the effective tax rate for the remainder of 2007 will be approximately 34%.
Note 13. Termination of Proposed Acquisition
In January 2007, ARRIS announced its intention to purchase the shares of TANDBERG Television for approximately $1.2 billion. In February 2007, another party announced its intent to make a competing all cash offer for all of TANDBERG Television’s outstanding shares at a higher price than ARRIS’ offer. Ultimately, the board of directors of TANDBERG Television recommended to their shareholders that they accept the other party’s bid and our bid lapsed without being accepted.
As part of the agreement with TANDBERG, ARRIS received a break-up fee of $18.0 million. In conjunction with the proposed transaction, the Company incurred expenses of approximately $7.5 million. ARRIS also realized a gain of approximately $12.3 million on the sale of foreign exchange contracts the Company purchased to hedge the transaction purchase price.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Our long-term goal is to continue to strengthen our position as a leading provider of broadband access products and services worldwide. Our primary market and focus is cable service providers, or major system operators (“MSOs”). Our customers, the MSOs, seek new cost effective revenue generating services that they can market and sell to their subscribers. The key new services at this time are digital video, high speed data and IP telephony. Through internal development and various acquisitions that we have made and may make in the future, we market and sell broadband access products that enable the delivery of these services by the MSOs, and to potentially other operators such as satellite service providers and telephone companies.
Our Strategy and Key Highlights
Taking into consideration the industry conditions, to achieve our goal of increasing our position as a leading worldwide provider of broadband access products and services, we have implemented a long-term business strategy that includes the following key elements:
•	Transition to VoIP with an “Everything IP, Everywhere” philosophy and build on current market successes;

•	Leverage our current voice and data business;

•	Strengthen and grow our supplies infrastructure distribution channel;

•	Expand our existing product/services portfolio through internal developments, partnerships and acquisitions; and

•	Maintain and improve an already strong capital and expense structure.
Below is a summary of some of our key trends, actions and highlights relative to these strategies:
“Everything IP, Everywhere” is taking hold as MSOs globally have embraced VoIP and are now rapidly deploying this key new service.
•	Our sales and operating income, improved year over year as a result of the growth in the VoIP market and customer acceptance of our products.

	Three Months Ended March 31,
	(in thousands)
	2007	2006
Sales	$235,253	$208,344
Operating income	$25,997	$19,609
Cash, cash equivalents, and short-term investments	$575,927	$165,809
•	We have successfully leveraged our existing market position and industry experience to increase sales of both EMTA and CMTS products.

•	We expect demand for CMTS products will continue to increase in future periods as new services and competition between our customers and their competitors intensifies the need to provide ever faster download speeds which require additional CMTS capacity and features.

•	We expect demand for EMTAs to moderate as many of our customers have now passed through the initial launch stage and have reached a sustainable level of deployments.

•	Sales of our CBR products, consistent with the expectation that we previously disclosed, decreased significantly year over year as this product line nears the end of its life. We anticipate sales of CBR products to continue to decline in 2007.
We continue to invest significantly in research and development.
•	We have made significant investments through our research and development efforts in new products and expansion of our existing products. Our primary focus has been on products and services that will enable

MSOs to build and operate high-availability, fault-tolerant networks, which allow them to generate greater revenue by offering high-speed data, IP telephony and digital video. This “success-based” capital expenditure is becoming an increasing portion of the cable operators’ total capital spending. In addition, some MSOs have expressed interest in offering bundled wireless telephony as part of their product offering. This product known as Fixed Mobile Convergence (FMC) will allow cable subscribers to use mobile phones in their homes, which connects the MSOs’ VoIP network in the home to the cellular network outside of the home and roams back and forth seamlessly. We are developing products to support this new offering. In the first quarter of 2007, we spent approximately $18.1 million on research and development, or 7.7% of revenue, which compares to $15.1 million or 7.2% of revenue in the same period last year. We expect to continue to spend similar levels on research and development in the future.
•	Key research and development accomplishments in the first quarter 2007 included:
•	Introduction of the TTM502C, a Japanese version of our industry leading two line battery powered EMTA.

•	Introduction of the TM552-series EMTA with an integrated 802.11G wireless base station with wireless mesh networks and VLAN features to support commercial services.

•	C4 CMTS Release 5.0 with support for Flexpath™ wideband data services, Layer-3 VLAN, lawful intercept, and dynamic load balancing in both the upstream and downstream. During the first quarter, JComm, a major Japanese MSO, announced the commercial launch of a 160 megabit data service in several cities using the C4 CMTS with Flexpath. Layer-3 VLAN support is a major feature supporting business services over cable. Dynamic load balancing enables the operators to efficiently manage wide variations in data and VoIP traffic patterns across the day and the week.
In January 2007, we announced a bid to purchase TANDBERG Television that ultimately was not accepted.
•	In January 2007, we announced our intention to purchase the shares of TANDBERG Television for approximately $1.2 billion.

•	On February 26, 2007, a third party, Ericsson, announced its intent to make a competing all cash offer for all of TANDBERG Television’s outstanding shares at a higher price than our offer of NOK 96 per share of TANDBERG’s common stock. We examined the cost/benefit of increasing our bid and concluded it was not in the best interest of our shareholders to do so. Ultimately, the board of directors of TANDBERG Television recommended to their shareholders that they accept the Ericsson bid and our bid lapsed without being accepted. As part of our agreement with TANDBERG we received a break-up fee of $18.0 million. We incurred expenses of approximately $7.5 million related to the deal. We also realized a gain of approximately $12.3 million on the sale of foreign exchange contracts we purchased to hedge the transaction purchase price.

•	We continue to consider other acquisition opportunities in support of our long term goals.
At the end of the first quarter we had cash, cash equivalents and short term investments of approximately $576 million.
•	Through a combination of our cash resources, anticipated cash generation from operating activities and our ability to access capital markets we continue to be well positioned to execute on strategic opportunities.
Our income statement reflects significantly higher income tax expense year over year and we have essentially utilized the vast majority of our Net Operating Losses (“NOLs”).
•	In the fourth quarter of 2006, given our recent history of cumulative profitability, we concluded that it was more likely than not that we will generate sufficient income in the future to utilize deferred tax assets, including NOLs. As a result we reversed a portion of the valuation allowances that had been recorded related to those deferred tax assets. Further, through the fourth quarter of 2006 we had sufficient NOLs to limit our actual cash tax liabilities. Given these facts, we had minimal tax expense of $0.6 million in the first quarter of 2006 which equated to an effective tax rate of 2.9%.

•	In the first quarter of 2007 we recorded a tax expense of $15.6 million, which equates to an effective tax rate of 29.3%. Included in the tax expense are discrete items, per the guidance of Accounting Principles

Board (“APB”) Opinion 28, Interim Financial Reporting, related to the terminated TANDBERG transaction. The foreign exchange gain, break-up fee and deal expenses were considered discrete items and were recorded at a marginal tax rate of 38.0%. The break-up fee and expenses are considered to be capital in nature versus ordinary income. As a result, we reversed a net $3.2 million of deferred tax valuation allowances as we now view it as more likely than not that we will be able to utilize the capital gain NOLs to offset the capital gain recorded as a result of the TANDBERG break-up fee net of expenses.
Significant Customers
The Company’s four largest customers (including their affiliates, as applicable) are Comcast, Cox Communications, Liberty Media International and Time-Warner Cable. Over the past year, certain customers’ beneficial ownership may have changed as a result of mergers and acquisitions. Therefore the revenue for ARRIS’ customers for prior periods has been adjusted to include the affiliates under common control. A summary of sales to these customers for the three month periods ended March 31, 2007 and 2006 are set forth below (in thousands):

	Three Months Ended
	March 31,
	(unaudited)
	2007	2006
Comcast	$91,568	$72,541
% of sales	38.9%	34.8%

Cox Communications	$14,846	$25,718
% of sales	6.3%	12.3%

Liberty Media International	$19,307	$21,346
% of sales	8.2%	10.2%

Time—Warner Cable	$22,380	$22,486
% of sales	9.5%	10.8%
No other customer provided more than 10% of total sales for the three months ended March 31, 2007 or 2006.
Comparison of Operations for the Three Months Ended March 31, 2007 and 2006
Net Sales
The table below sets forth our net sales for the three months ended March 31, 2007 and 2006, for each of our product categories (in millions):

	Net Sales
	Three Months Ended		Increase (decrease) —
	March 31,		2007 vs. 2006
	2007	2006	$	%
Product Category:
Broadband	$80.2	$85.4	$(5.2)	(6.1)%
Supplies & CPE	155.1	122.9	32.2	26.2%

Total sales	$235.3	$208.3	$27.0	13.0%

The table below sets forth our domestic and international sales for the three months ended March 31, 2007 and 2006 (in millions):

	Net Sales
	Three Months Ended
	March 31,		Increase — 2007 vs. 2006
	2007	2006	$	%
Domestic sales	$174.8	$157.4	$17.4	11.1%
International sales	60.5	50.9	9.6	18.9%

Total sales	$235.3	$208.3	$27.0	13.0%

Broadband Net Sales 2007 vs. 2006
During the first quarter of 2007, sales of our Broadband products decreased by approximately 6.1% as compared to the first quarter of 2006. This decrease in Broadband revenue resulted from:
•	As previously disclosed, sales of our CBR product decreased significantly year over year as this product line nears the end of its life. In the first quarter 2007 we shipped 24 thousand voiceports as compared to 129 thousand in the same period last year. We anticipate sales of CBR products to continue to decline in 2007.

•	Sales of our CMTS product increased in the first quarter 2007 as compared to the same quarter in 2006, partially offsetting the decline in CBR sales. In the first quarter 2007, we shipped 6,048 downstreams as compared to 4,359 in the first quarter 2006.
Supplies & CPE Net Sales 2007 vs. 2006
Supplies & CPE product revenue increased by approximately 26.2% in the first quarter of 2007, as compared to the first quarter of 2006:
•	Increased sales of our EMTA product provided the majority of the increase as operators ramped up deployment of VoIP. In the first quarter of 2007, we sold approximately 1.6 million EMTAs in comparison to approximately 1.1 million in the first quarter of 2006.
Gross Margin
The table below sets forth our gross margin for the three months ended March 31, 2007 and 2006, for each of our product categories (in millions):

	Gross Margin $
	Three Months Ended		Increase (decrease)
	March 31,		2007 vs. 2006
	2007	2006	$	%
Product Category:
Broadband	$38.7	$38.9	$(0.2)	(0.5)%
Supplies & CPE	30.1	17.6	12.5	71.0%

Total	$68.8	$56.5	$12.3	21.8%

The table below sets forth our gross margin percentages for the three months ended March 31, 2007 and 2006, for each of our product categories:

	Gross Margin %
	Three Months Ended		Percentage Point
	March 31,		Increase (Decrease)
	2007	2006	2007 vs. 2006
Product Category:
Broadband	48.3%	45.6%	2.7
Supplies & CPE	19.4%	14.3%	5.1
Total	29.2%	27.1%	2.1
Broadband Gross Margin 2007 vs. 2006
Broadband gross margin dollars were essentially flat year over year while gross margin percentage improved by 2.7 percentage points:
•	Despite the decline in Broadband sales year over year, gross margin dollars were essentially flat as a result of the improvement in gross margin percentage. This margin percentage improvement was driven by cost reduction programs related to our CMTS product line coupled with a change in product mix.

•	In the second quarter of 2007, we anticipate a modest reduction in Broadband gross margin dollars and percentage. Gross margins dollars are expected to decline as a result of lower CBR sales. Gross margin percentage is expected to decline as a result of lower price points for our CMTS product.
Supplies & CPE Gross Margin 2007 vs. 2006
The Supplies & CPE category gross margin dollars and percentage increased year over year:
•	The increase in revenues year-over-year significantly impacted gross margin dollars. This was predominantly related to our increase in sales of EMTAs.

•	Gross margin percentage improved 5.1 percentage points year over year to 19.4%. In early 2006 we implemented price reductions related to our EMTA products in conjunction with agreements entered into with customers that provided us with better market share and visibility. The reductions were implemented as we were in the process of introducing a cost reduced version of the product. Until the product was fully introduced in the first quarter 2007, we recorded lower gross margins. We believe that our Supplies & CPE margins will continue to improve in 2007, but the improvement is dependent upon the impact of, among other factors, achievement of planned cost reductions, product mix, and price pressures.
Operating Expenses
The table below provides detail regarding our operating expenses (in millions):

	Operating Expenses
	Three Months Ended
	March 31,		Increase (Decrease) — 2007 vs. 2006
	2007	2006	$	%
SG&A	$24.2	$21.3	$2.9	13.6%
R&D	18.1	15.1	3.0	19.9%
Restructuring & impairment	0.4	0.3	0.1	33.3%
Amortization of intangibles	0.1	0.2	(0.1)	(50.0)%

Total	$42.8	$36.9	$5.9	16.0%

Selling, General, and Administrative, or SG&A, Expenses
The year over year increase in SG&A expense includes:
•	Higher employee costs totaling $1.6 million related to higher staffing levels, salary increases, taxes, other fringe benefits and travel. Over the past twelve months we made the decision to supplement our staffing particularly in sales and marketing.

•	We incurred higher bad debt expense and higher legal costs in the first quarter 2007 as compared to the same period in 2006. The higher legal expenses relate primarily to ongoing activities related to potential patent claims. See Legal Proceedings in Part II, Item 1 for further discussion.
Research & Development Expenses
We continue to aggressively invest in research and development. Our primary focus is on products that allow MSOs to capture new revenues, in particular, high-speed data, VoIP, and Video over IP; however, we also continue to place emphasis on reducing product costs and test equipment costs.
R&D expense for the three months ended March 31, 2007, increased $3.0 million compared to the same period in 2006:
•	In the first quarter of 2007, we incurred a $1.5 million expense for licensing fees related to our Fixed Mobile Convergence development that did not occur in the first quarter of 2006.

•	We incurred higher employee costs totaling $1.5 million related to higher staffing levels, salary increases, bonus accruals, taxes, other fringe benefits and travel and living.
Restructuring and Impairment Charges
On a quarterly basis, we review our existing restructuring accruals and make adjustments if necessary. For the first three months of 2007 and 2006, we recorded $0.4 million and $0.3 million related to changes in estimates associated with real estate leases. These adjustments were required due to changes to the initial estimates used.
Amortization of Intangibles
Intangibles amortization expense for the three months ended March 31, 2007 and 2006 was $0.1 million and $0.2 million, respectively. Our intangible expense represents the amortization of existing technology acquired as a result of the Com21 acquisition in the third quarter of 2003 and the cXm Broadband acquisition in the second quarter of 2005.
Other Expense (Income)
Interest Expense
Interest expense for the first quarter 2007 and 2006 was $1.7 million and $0.0 million, respectively. Interest expense reflects interest and the amortization of deferred finance fees associated with our $276.0 million 2% convertible subordinated notes.
Loss (Gain) in Foreign Currency
During the first quarter 2007, we recorded a foreign currency loss of approximately $0.3 million. During the first quarter 2006, we recorded a foreign currency gain of approximately $0.3 million. The gains and losses are primarily driven by the fluctuation of the value of the euro, as compared to the U.S. dollar, as we had several European customers whose receivables and collections are denominated in euros. We have implemented a hedging strategy to mitigate the monetary exchange fluctuations from the time of invoice to the time of payment, and have occasionally entered into forward contracts based on a percentage of expected foreign currency receipts.
Interest Income
Interest income during the first quarter of 2007 and 2006 was $6.5 million and $1.5 million, respectively. The income reflects interest earned on cash, cash equivalents and short term investments, which increased year over year by approximately $410.0 million, thus resulting in higher interest income.

Gains Related to Terminated Acquisition, Net of Expenses
In the first quarter of 2007 we recorded a net gain of $22.8 million related to the proposed TANDBERG Television acquisition which was terminated in March 2007. The gain consisted of a termination fee of $18.0 million, gains of $12.3 million on foreign exchange contracts we entered into to hedge the purchase, offset by expenses incurred of approximately $7.5 million.
Other Expense (Income)
Other expense (income) for the three months ended March 31, 2007 and 2006 was $0.1 million in each period and relates primarily to bank fees.
Income Taxes
In the first quarters of 2007 and 2006, we recorded income tax expense of $15.6 million and $0.6 million, respectively. Below is a summary of the components of the tax expense in each period (in thousands, except for percentages):

	Three Months Ended March 31,
		2007			2006
	Income	Income	Effective	Income	Income	Effective
	Before Tax	Tax Expense	Tax Rate	Before Tax	Tax Expense	Tax Rate
Non-Discrete Items	$30.4	$10.1	33.3%	$21.3	$0.6	2.8%
Discrete Accounting Events	22.8	8.7	38.0%	—	—
Discrete Tax Events — Valuation Allowances / FIN 48 Reserves	—	(3.2)		—	—

Total	$53.2	$15.6	29.3%	$21.3	$0.6	2.8%

•	In the first quarter of 2007, we considered the net gain related to the termination of the proposed TANDBERG Television acquisition to be discrete in nature in accordance with the guidance of APB Opinion 28 and FIN 18 Accounting for Income Taxes in Interim Periods. As a result, income tax expense was recorded at a discrete rate of 38.0%.

•	The termination fee, less expenses, associated with the terminated TANDBERG Television acquisition is considered capital in nature. As a result, we reversed a net of $4.0 million of valuation allowances associated with deferred tax assets related to net capital loss carryforwards. Prior to the capital gain created by the terminated acquisition, we considered it more-likely-than-not that capital loss carryforwards would not be realizable. Additionally, we recorded an additional $0.8 million of discrete income tax expense related to the TANDBERG transaction.

•	In the first quarter of 2006, income tax expense was recorded at the federal AMT rate and state rates, as applicable. Prior to the end of 2006, we were in a cumulative loss position for the prior three fiscal years. As a result, we had recorded a valuation allowance equivalent to our net deferred tax assets. At the end of 2006, we reversed the majority of the valuation allowance. See our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC for further discussion.
We anticipate that the effective tax rate for the remainder of 2007 will be approximately 34%.

Financial Liquidity and Capital Resources
Overview
One of our key strategies is to maintain and improve our capital structure. The key metrics we focus on are summarized in the table below:
Liquidity & Capital Resources Data

	Three Months Ended March 31,
	2007	2006
	(in millions, except DSO and turns)
Key Working Capital Items
Cash provided by (used in) operating activities	$(4.0)	$31.3
Cash, cash equivalents, and short-term investments	$575.9	$165.8
Accounts receivable, net	$125.8	$91.4
Days Sales Outstanding (“DSOs”)	47	38
Inventory	$78.2	$99.7
Inventory turns	7.7	5.7
Inventory & Accounts Receivable
We place a strong emphasis on working capital management, particularly with respect to accounts receivable and inventory. We use turns to evaluate inventory management and days sales outstanding, or DSOs, to evaluate accounts receivable management.
Summary of Current Liquidity Position and Potential for Future Capital Raising
We believe our current liquidity position, including approximately $575.9 million of cash, cash equivalents, and short-term investments on hand as of March 31, 2007, together with the prospects for continued generation of cash from operations, are adequate for our short- and medium-term business needs. However, a key part of our overall long-term strategy may be implemented through acquisitions. Either in order to be prepared to make acquisitions generally or in connection with particular acquisitions, it is possible that we will raise capital through private, or public, share or debt offerings. We believe we have the ability to access the capital markets upon commercially reasonable terms.
Commitments
Our contractual obligations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006. There has been no material change to our contractual obligations during the first quarter of 2007.
Cash Flow
Below is a table setting forth the key line items of our Consolidated Statements of Cash Flows (in millions):

	For the Three Months Ended
	March 31,
	2007	2006
Cash provided (used) by operating activities	$(4.0)	$31.3
Cash provided (used) by investing activities	$(26.2)	$16.6
Cash provided by financing activities	$9.9	$6.4
Net increase (decrease) in cash	$(20.3)	$54.3

Operating Activities:
Below are the key line items affecting cash from operating activities (in millions):

	For the Three Months Ended
	March 31,
	2007	2006
Net income after non-cash adjustments	$25.0	$25.0
(Increase)/Decrease in accounts receivable	(10.8)	(7.6)
(Increase)/Decrease in inventory	16.0	14.2
(Increase)/Decrease in accounts payable and accrued liabilities	(24.8)	(3.6)
All other — net	(9.4)	3.3

Cash provided by (used in) operating activities	$(4.0)	$31.3

•	Our inventory levels decreased in the first quarter of 2007 as compared to the same period in 2006. We had less CBR inventory as this product nears end of life. We also had less EMTA inventory due to timing. Our first quarter 2007 inventory turns were 7.7, as compared to our first quarter 2006 turns of 5.7. We expect our inventory level to modestly increase in 2007.

•	Our accounts receivable level increased year over year reflecting higher sales. Our first quarter 2007 DSO was 47 days as compared to our first quarter 2006 DSO of 38 days.
Investing Activities:
Below are the key line items affecting investing activities (in millions):

	Three Months Ended
	March 31,
	2007	2006
Capital expenditures	$(2.3)	$(1.4)
TANDBERG — break-up fee, net of expenses paid	10.9	—
Cash paid for hedge related to terminated TANDBERG acquisition	(26.5)	—
Cash proceeds from hedge related to terminated TANDBERG acquisition	38.7	—
Purchases of short-term investments	(128.1)	—
Disposals of short-term investments	81.1	18.0

Cash provided by (used in) investing activities	$(26.2)	$16.6

     Capital Expenditures —
Capital expenditures are mainly for test equipment, and computing equipment. We anticipate investing approximately $10 to $12 million in fiscal year 2007.
     Gains Related to Terminated TANDBERG Acquisition, Net of Expenses -
Net proceeds of $22.8 million were raised as a result of the terminated TANDBERG acquisition. The components include a termination fee of $18.0 million, gains on foreign exchange contracts we entered into to hedge the purchase of $12.3 million, offset by expenses incurred of approximately $7.5 million. Of the $7.5 million of expenses, approximately $7.2 million had been paid as of March 31, 2007 and the remaining $0.3 million was in an accrual to be paid.
     Purchases/Disposals of Short-Term Investments —
This represents purchases and disposals of auction rate securities held as short-term investments.

Financing Activities:
Below are the key line items affecting our financing activities (in millions):

	For the Three Months Ended
	March 31,
	2007	2006
Excess tax benefits from stock-based compensation plans	$4.9	$0.2
Proceeds from issuance of stock	5.0	6.2

Cash provided by financing activities	$9.9	$6.4

Cash provided from issuance of stock for both quarters presented is primarily related to the exercise of stock options by employees.
Interest Rates
As of March 31, 2007, we did not have any floating rate indebtedness or outstanding interest rate swap agreements.
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
We have certain international customers who are billed in their local currency. We use a hedging strategy and enter into forward or currency option contracts based on a percentage of expected foreign currency revenues. The percentage can vary, based on the predictability of the revenues denominated in euros.
As of March 31, 2007, we had 14.8 million euros of option contracts outstanding that expire in 2007 as compared to the same period in 2006 when we had 20.5 million euros of options contracts outstanding. During the first quarter of 2007, we recognized a net loss of $0.6 million related to option contracts compared to a net gain of $0.4 million for the same period in 2006.
Financial Instruments
In the ordinary course of business, we, from time to time, will enter into financing arrangements, such as letters of credit, with customers. These agreements could include the granting of extended payment terms that result in longer collection periods for accounts receivable and slower cash inflows from operations and/or could result in the deferral of revenue. As of March 31, 2007 and December 31, 2006, we had approximately $3.1 million outstanding at the end of each period under letters of credit that were cash collateralized. The cash collateral is reported as restricted cash.
Cash and Short-Term Investments
Our cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) are primarily held in money market funds that pay either taxable or non-taxable interest. We hold short-term investments consisting of debt securities classified as available-for-sale, which are stated at estimated fair value. These debt securities consist of auction rate securities — paying either taxable or non-taxable interest. These investments are on deposit with three major financial institutions.
Investments
We hold certain investments in the common stock of publicly traded companies totaling approximately $0.2 million at the end of March 31, 2007. We did not hold any of these investments at the end of December 31, 2006.

Changes in the market value of these securities and gain or losses on related sales of these securities are recognized income. We recorded pre-tax losses of approximately $19 thousand during the three months ended March 31, 2007.
We offered a deferred compensation arrangement, which allowed certain employees to defer a portion of their earnings and defer the related income taxes. As of December 31, 2004, the plan was frozen and no further contributions are allowed. The deferred earnings are invested in a “rabbi trust,” and are accounted for in accordance with Emerging Issues Task Force Issue No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested. A rabbi trust is a funding vehicle used to protect deferred compensation benefits from various events (but not from bankruptcy or insolvency). At both March 31, 2007 and December 31, 2006, ARRIS had an accumulated unrealized gain related to the rabbi trust of approximately $1.3 million included in other comprehensive income.
Capital Expenditures
Capital expenditures are made at a level designed to support the strategic and operating needs of the business. ARRIS’ capital expenditures were $2.3 million in the first quarter 2007 as compared to $1.4 million in the first quarter 2006. ARRIS had no significant commitments for capital expenditures at March 31, 2007. Management expects to invest approximately $10 to $12 million in capital expenditures for the fiscal year 2007.
Critical Accounting Estimates
The accounting and financial reporting policies of the ARRIS are in conformity with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management has discussed the development and selection of the Company’s critical accounting estimates with the audit committee of the Company’s Board of Directors and the audit committee has reviewed the Company’s related disclosures. Our critical accounting policies and estimates are disclosed extensively in our Form 10-K for the year ended December 31, 2006, as filed with the SEC. Our critical accounting estimates have not changed in any material respect during the three months ended March 31, 2007. However, upon the adoption of FIN 48 on January 1, 2007, ARRIS has adopted the following critical policy with regards to income taxes.
Income Taxes
Our annual provision for income taxes and determination of the deferred tax assets and liabilities require management to assess uncertainties, make judgments regarding outcomes, and utilize estimates. To the extent the final outcome differs from initial assessments and estimates, future adjustments to our tax assets and liabilities will be necessary. There are two primary areas within accounting for income taxes where the Company must utilize its judgment in identifying and measuring income tax liabilities. First, the Company is required to record a valuation allowance when it is “more likely than not” that all or a portion of its deferred tax assets will not be realized. Second, since the Company adopted the provisions of FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes as of January 1, 2007, the Company must regularly assess the applicability of FIN 48. FIN 48 seeks to clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. See Notes 2 and 12 of Notes to the Consolidated Financial Statements for further details regarding the adoption of this interpretation. The Company continually reviews both the adequacy of the valuation allowance related to its deferred tax assets and the sufficiency of its accrual related to uncertain tax positions to re-evaluate the many judgments and estimates utilized in establishing these two types of accounting accruals.

Forward-Looking Statements
We make numerous forward-looking statements throughout this report, including statements with respect to strategy, expected changes in sales levels of different products, product development plans, gross margin levels, expense levels, income taxes, acquisitions and liquidity. Frequently these statements are introduced with words such as “may,” “expect,” “likely,” “will,” “believe,” “estimate,” “project,” “anticipate,” “intend,” “plan,” “continue,” “could be,” or “predict.” Actual results may differ materially from those suggest by the forward-looking statements that we make for a number of reasons including those described in Part II, Item 1A, “Risk Factors” of this Report.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various market risks, including interest rates and foreign currency rates. The following discussion of our risk-management activities includes “forward-looking statements” that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.
We have an investment portfolio of auction rate securities, both taxable and non-taxable, that are classified as “available-for-sale” securities. Although these securities have maturity dates of 15 to 30 years, they have characteristics of short-term investments as the interest rates reset every 7, 28, or 35 days and we have the potential to liquidate them in an auction process. Due to the short duration of these investments, a movement in market interest rates would not have a material impact on our operating results.
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
We have certain international customers who are billed in their local currency. Changes in the monetary exchange rates may adversely affect our results of operations and financial condition. To manage the volatility relating to these typical business exposures, we may enter into various derivative transactions, when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. The euro and the yen are the predominant currencies of those customers who are billed in their local currency. Taking into account the effects of foreign currency fluctuations of the euro and the yen versus the dollar, a hypothetical 10% weakening of the U.S. dollar (as of March 31, 2007) would provide a gain on foreign currency of approximately $1.2 million. Conversely, a hypothetical 10% strengthening of the U.S. dollar would provide a loss on foreign currency of approximately $1.2 million. As of March 31, 2007, we had no material contracts, other than accounts receivable, denominated in foreign currencies.
We regularly review our forecasted sources and uses of foreign currencies and enter into option contracts when appropriate. These contracts are marked-to-market at the close of every reporting period and the resultant gain or loss is included in net income. As of March 31, 2007, we had option collars outstanding with notional amounts totaling 14.8 million euros, which mature through September 2007.
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
PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
From time to time, ARRIS is involved in claims, disputes, litigation or legal proceedings incident to the ordinary course of its business, such as employment matters, environmental proceedings, contractual disputes and intellectual property disputes. Except as described below, ARRIS is not a party to, nor has not been party to, during the period covering the previous 3 months, any governmental, legal or arbitration proceedings, including such proceedings which are pending or threatened of which ARRIS is aware, which may have, or have had in the recent past, significant effects on ARRIS’ financial position or profitability.
Currently, ARRIS is a party in two related proceedings pending in federal court in Texas and California. ARRIS has sought to clarify its intellectual property rights to the following four United States Patents: No. Re 35,774 (revised no. 5,347,304); No. 5,586,121; No. 5,818, 845; and No. 5,828,655 (the “Patents”). In both suits, ARRIS is seeking a declaratory judgment that it has a nonexclusive license to, and has the right to gain ownership rights in, the Patents. ARRIS’ allegations are based on the provisions of a January 11, 1999, license agreement (“License Agreement”) between the Patents’ former owner, Hybrid Networks, Inc. (“HNI”), and ARRIS’ predecessor in interest, Com21, Inc. (“Com21”). The License Agreement, which bound both parties’ successors, provided Com21 with a nonexclusive license to use, and a right-of-first-refusal to purchase, the Patents. Subsequently, ARRIS purchased substantially all of the assets of Com21, including all of Com21’s IP assets for the cable modem termination systems business, which, ARRIS believes, includes the rights under the License Agreement. Thus, ARRIS has argued in both cases that it has succeeded to Com21’s licensing and ownership rights to the Patents under the terms of the License Agreement. Hybrid Patents, Inc. (the party claiming current ownership of the patents) has sued or has made other claims against other customers of ours, and these customers either have or are expected to request indemnification from us.
The cases are summarized as follows:
Hybrid Patents, Inc. v. Charter Communications, Inc., Case No. 2:05-CV-436 (E.D. Tex). Charter Communications, Inc. (“Charter”) is one of ARRIS’ customers, in ARRIS’ business of selling cable modem termination systems. Hybrid Patents, Inc. (“Hybrid Patents”) claims that it succeeded in interest as owner of the Patents from HNI. On September 13, 2005, Hybrid Patents sued Charter in this case for infringement of the Patents. Charter responded by bringing a third-party claim for indemnification against ARRIS and nine of Charter’s other suppliers, alleging that ARRIS and/or the other suppliers were responsible for any infringement due to products which infringed the Patents that any or all of them sold to Charter. After ARRIS answered, and filed a third-party claim against Hybrid Patents in which ARRIS asserted its rights to the Patents, Hybrid Patents brought a third-party claim for direct and contributory patent infringement against ARRIS. ARRIS has denied that it is liable for any patent infringement claims. The Texas court held a Markman hearing during which the judge requested summary judgment briefs from the parties addressing the Patents ownership issue.
ARRIS International, Inc. v. Hybrid Patents, Inc., Hybrid Networks, Inc., HYBR Wireless Industries, Inc., London Pacific Life & Annuity Company, and Carol Wu, Trustee of the Estate of Com21, Inc. , Case No. 03-54533MM, Chapter 7, Adversary Proceeding in Bankruptcy, Adv. No. 06-5098MM (Bankr. N.D. Cal.). ARRIS brought this claim after learning that its customer, Charter, was being sued for infringement of the Patents in Texas, but before being joined as a party in the Texas litigation. In this suit, ARRIS seeks to have the bankruptcy court declare that Com21 passed all of its rights under the License Agreement to its successor in interest, ARRIS, and that ARRIS thus has a nonexclusive license to, and ownership rights in, the Patents. The court has denied a motion to dismiss the case, and a motion to transfer the case to the Texas jurisdiction, brought by Hybrid Patents, HYBR Wireless Industries, Inc., and London Pacific Life & Annuity Company.
In the above-mentioned cases it is premature to assess the likelihood of a favorable or unfavorable outcome. In the event of an adverse outcome, ARRIS and other similarly situated suppliers of DOCSIS compliant products could be required to indemnify its customers, pay royalties, and/or cease using certain technology. Also, an adverse outcome may require a change in the DOCSIS standards to avoid using the patented technology.

In the following cases, ARRIS is not a party, but the cases may have an effect on ARRIS’ operations or financial position:
Commencing in 2005, Rembrandt Technologies, LP filed a series of at least seven lawsuits in the Federal Court for the Eastern District of Texas against Charter Communications, Inc, Time Warner Cable, Inc., Comcast Corporation and others alleging patent infringement related to the cable systems operators’ use of data transmission, video, cable modem, voice-over-internet, and other technologies and applications. Although ARRIS is not a defendant in any of these lawsuits, its customers are, and its customers either have requested indemnification from, or are expected to request indemnification from, ARRIS and the other manufacturers of the equipment that is alleged to infringe. ARRIS is party to a joint defense agreement with respect to one of the lawsuits and has various understandings with the defendants in the remaining lawsuits with respect to cost sharing. The first of the lawsuits is scheduled to be tried in July 2007. The defendants are vigorously contesting the lawsuits; however, it is premature to assess the likelihood of a favorable outcome. In the event of an adverse outcome, ARRIS and other similarly situated suppliers of DOCSIS compliant products could be required to indemnify its customers, pay royalties, and/or cease using certain technology. Also, an adverse outcome may require a change in the DOCSIS standards to avoid using the patented technology.
On February 2, 2007, GPNE Corp. (GPNE) filed a patent infringement lawsuit against Time Warner Inc. (TWI), Comcast and Charter, in the United States District Court for the Eastern District of Texas. In its suit, GPNE alleges that certain DOCSIS standard products and services sold or used by the defendants infringe a GPNE patent. To date ARRIS has not been named a defendant, nor has ARRIS received a formal request for indemnification. However, we believe it is likely the defendants will make indemnification requests, as well as a request to contribute to the legal costs and expenses of the litigation. It is premature to assess the likelihood of a favorable outcome. In the event of an adverse outcome, ARRIS and other similarly situated suppliers of DOCSIS compliant products could be required to indemnify its customers, pay royalties, and/or cease using certain technology. Also, an adverse outcome may require a change in the DOCSIS standards to avoid using the patented technology.
ARRIS intends to vigorously defend all claims that may arise against it in connection with the above described matters.
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
Mergers among the supplier base also have increased, and this trend may continue. For example, in February 2006, Cisco Systems, Inc. completed its acquisition of Scientific-Atlanta, Inc. In April 2007, Ericsson completed its acquisition of TANDBERG Television ASA. In April 2007, Motorola, Inc. announced its intention to acquire Terayon, Inc. Larger combined companies with pooled capital resources may be able to provide solution alternatives with which we would be put at a disadvantage to compete. The larger breadth of product offerings by these consolidated suppliers could result in customers electing to trim their supplier base for the advantages of one-stop shopping solutions for all of their product needs. Consolidation of the supplier base could have a material adverse effect on our business.
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
Our four largest customers (including their affiliates, as applicable) are Comcast, Cox Communications, Liberty Media International, and Time Warner Cable. For the three months ended March 31, 2007, sales to Comcast accounted for approximately 38.9%, sales to Cox Communications accounted for approximately 6.3%, sales to Liberty Media International accounted for approximately 8.2%, and sales to Time Warner Cable accounted for approximately 9.5% of our total revenue. The loss of any of these customers, or one of our other large customers, or a significant reduction in the products or services provided to any of them would have a material adverse impact on our business.
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
We have experienced several years with significant operating losses. Although we have been profitable in the last two fiscal years, we may not be profitable or meet the level of expectations of the investment community in the future, which could have a material adverse impact on our stock price. In addition, our operating results may be adversely affected by the timing of sales or a shift in our product mix.
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

Dated: May 9, 2007