Form 10-Q
period 2007-06-30
ARRIS GROUP INC
filed 2007-08-03
CIK 1141107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
For the quarter ended June 30, 2007
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
As of July 31, 2007, 110,032,839 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

ARRIS GROUP, INC.
FORM 10-Q
For the Three and Six Months Ended June 30, 2007

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
ARRIS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$444,020	$461,618
Short-term investments, at fair value	160,315	87,575

Total cash, cash equivalents and short-term investments	604,335	549,193
Restricted cash	3,136	3,124
Accounts receivable (net of allowances for doubtful accounts of $2,835 in 2007 and $3,576 in 2006)	120,680	115,304
Other receivables	6,845	2,556
Inventories (net)	90,542	94,226
Prepaids	3,250	3,547
Current deferred income tax assets	23,239	29,285
Other current assets	10,773	3,717

Total current assets	862,800	800,952
Property, plant and equipment (net of accumulated depreciation of $82,458 in 2007 and $77,311 in 2006)	30,196	28,287
Goodwill	150,569	150,569
Intangibles (net of accumulated amortization of $106,947 in 2007 and $106,832 in 2006)	172	288
Investments	3,151	3,520
Noncurrent deferred income tax assets	17,294	20,874
Other assets	7,517	9,067

	$1,071,699	$1,013,557

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,015	$60,853
Accrued compensation, benefits and related taxes	14,631	23,269
Accrued warranty	7,829	8,234
Other accrued liabilities	28,001	29,057

Total current liabilities	96,476	121,413
Long-term debt, net of current portion	276,000	276,000
Accrued pension	12,778	12,061
Noncurrent income tax payable	4,334	3,041
Other long-term liabilities	5,288	5,621

Total liabilities	394,876	418,136
Stockholders’ equity:
Preferred stock, par value $1.00 per share, 5.0 million shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share, 320.0 million shares authorized; 109.5 million and 107.9 million shares issued and outstanding in 2007 and 2006, respectively	1,102	1,089
Capital in excess of par value	782,717	761,500
Accumulated deficit	(102,350)	(163,268)
Unrealized gain on marketable securities	—	1,297
Unfunded pension losses	(4,462)	(4,462)
Unrealized loss on derivatives	—	(551)
Cumulative translation adjustments	(184)	(184)

Total stockholders’ equity	676,823	595,421

	$1,071,699	$1,013,557

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data and percentages)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	$252,718	$219,990	$487,971	$428,334
Cost of sales	180,342	156,250	346,848	308,087

Gross margin	72,376	63,740	141,123	120,247
Gross margin %	28.6%	29.0%	28.9%	28.1%
Operating expenses:
Selling, general and administrative expenses	26,455	21,721	50,630	42,999
Research and development expenses	17,791	19,320	35,887	34,394
Restructuring and impairment charges	—	15	421	343
Amortization of intangibles	58	219	116	437

Total operating expenses	44,304	41,275	87,054	78,173
Operating income	28,072	22,465	54,069	42,074
Other expense (income):
Interest expense	1,652	13	3,320	23
Gain on investments	(1,444)	(3)	(1,425)	(3)
Interest income	(6,459)	(2,081)	(12,942)	(3,601)
Loss (gain) on foreign currency	(146)	(827)	176	(1,144)
Gain related to terminated acquisition, net of expenses	—	—	(22,835)	—
Other expense, net	51	95	116	201

Income from continuing operations before income taxes	34,418	25,268	87,659	46,598
Income tax expense	11,144	606	26,741	1,234

Net income from continuing operations	23,274	24,662	60,918	45,364
Income from discontinued operations	—	88	—	109

Net income	$23,274	$24,750	$60,918	$45,473

Net income per common share -
Basic:
Income from continuing operations	$0.21	$0.23	$0.56	$0.43
Income from discontinued operations	0.00	0.00	0.00	0.00
Net income	$0.21	$0.23	$0.56	$0.43

Diluted:
Income from continuing operations	$0.21	$0.23	$0.55	$0.42
Income from discontinued operations	0.00	0.00	0.00	0.00

Net income	$0.21	$0.23	$0.55	$0.42

Weighted average common shares:
Basic	109,398	107,099	108,935	106,665

Diluted	111,698	109,670	111,340	109,294

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2007	2006
Operating activities:
Net income	$60,918	$45,473
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,145	5,058
Amortization of intangibles	116	437
Stock compensation expense	6,034	4,641
Deferred income tax provision	9,626	—
Amortization of deferred finance fees	557	—
Provision for doubtful accounts	596	(214)
Gain related to previously written off receivables	(377)	(1,573)
Gain on disposal of fixed assets	—	(4)
Gain on investments	(1,425)	—
Gain on discontinued product lines	—	(109)
Gain related to terminated acquisition, net of expenses	(22,835)	—
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(5,972)	(20,952)
Other receivables	(4,289)	(4,335)
Inventory	3,684	22,145
Accounts payable and accrued liabilities	(17,809)	6,542
Excess tax benefits from stock-based compensation plans	(6,531)	(354)
Prepaids and other, net	(3,573)	7,281

Net cash provided by operating activities	23,865	64,036

Investing activities:
Purchases of property, plant and equipment	(7,055)	(3,942)
Cash proceeds from sale of property, plant and equipment	—	20
Cash received related to terminated acquisition, net of expenses paid	10,554	—
Cash paid for hedge related to terminated acquisition	(26,469)	—
Cash proceeds from hedge related to terminated acquisition	38,750	—
Purchases of short-term investments	(197,850)	(51,900)
Disposals of short-term investments	125,110	76,150

Net cash provided by (used in) investing activities	(56,960)	20,328

Financing activities:
Excess tax benefits from stock-based compensation plans	6,531	354
Employer repurchase of shares to satisfy minimum tax withholdings	(1,690)	(1,044)
Proceeds from issuance of stock	10,656	8,214

Net cash provided by financing activities	15,497	7,524
Net increase (decrease) in cash and cash equivalents	(17,598)	91,888
Cash and cash equivalents at beginning of period	461,618	75,286

Cash and cash equivalents at end of period	$444,020	$167,174

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Organization and Basis of Presentation
ARRIS Group, Inc. (together with its consolidated subsidiaries, except as the context otherwise indicates, “ARRIS” or the “Company”), is a global communications technology company, headquartered in Suwanee, Georgia. ARRIS operates in one business segment, Communications, providing to a range of customers, primarily cable major system operators (“MSOs”), network and system products and services, primarily hybrid fiber-coax networks and systems. ARRIS is a leading developer, manufacturer and supplier of telephony, data, video, construction, rebuild and maintenance equipment for the broadband communications industry. The Company provides its customers with products and services that enable reliable, high-speed, two-way broadband transmission of video, telephony, and data.
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
Note 2. Pension Benefits
Components of Net Periodic Pension Benefit Cost

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
	(unaudited)
Service cost	$140	$130	$279	$260
Interest cost	412	369	824	739
Expected gain on plan assets	(319)	(281)	(639)	(563)
Amortization of prior service cost	119	119	239	239
Amortization of net (gain) loss	25	2	51	4

Net periodic pension cost	$377	$339	$754	$679

Employer Contributions
No minimum funding contributions are required in 2007 under the Company’s defined benefit plan. However, the Company made voluntary contributions to the plan of approximately $19 thousand and $37 thousand for the three and six months ended June 30, 2007, respectively.
Note 3. Guarantees
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
Information regarding the changes in ARRIS’ aggregate product warranty liabilities for the six months ending June 30, 2007 is as follows (in thousands):

Balance at December 31, 2006	$8,234
Accruals related to warranties (including changes in estimates)	2,078
Settlements made (in cash or in kind)	(2,483)

Balance at June 30, 2007 (unaudited)	$7,829

Note 4. Restructuring and Impairment Charges
During the first quarter of 2004, ARRIS consolidated two facilities in Georgia, giving the Company the ability to house many of its core technology, marketing, and corporate headquarters functions in a single building. This consolidation resulted in a restructuring charge of $6.2 million in the first quarter of 2004 related to lease commitments and the write-off of leasehold improvements and other fixed assets. As of June 30, 2007, approximately $3.1 million related to the lease commitments remained in the restructuring accrual to be paid. ARRIS expects the remaining payments to be made by the second quarter of 2009 (end of lease).

(in millions)
Balance as of December 31, 2006	$3.6

First quarter payments	(0.5)

Adjustments to accrual	0.4

Second quarter payments	(0.4)

Balance as of June 30, 2007 (unaudited)	$3.1

Note 5. Inventories
The components of inventory are as follows, net of reserves (in thousands):

	June 30,	December 31,
	2007	2006
	(unaudited)
Raw material	$2,993	$341
Finished goods	87,549	93,885

Total net inventories	$90,542	$94,226

Note 6. Property, Plant and Equipment
Property, plant and equipment, at cost, consisted of the following (in thousands):

	June 30,	December 31,
	2007	2006
	(unaudited)
Land	$1,822	$1,822
Building and leasehold improvements	13,177	11,470
Machinery and equipment	97,655	92,306

	112,654	105,598
Less: Accumulated depreciation	(82,458)	(77,311)

Total property, plant and equipment, net	$30,196	$28,287

Note 7. Long-Term Obligations
Debt and other long-term liabilities consist of the following (in thousands):

	June 30,
	(unaudited)	December 31,
	2007	2006
Other long-term liabilities	$22,400	$20,723
2.00 % convertible senior notes due 2026	276,000	276,000

Total long term debt and other long-term liabilities	$298,400	$296,723

On November 6, 2006, the Company issued $276.0 million of 2% convertible senior notes due 2026. The notes are convertible, at the option of the holder, based on an initial conversion rate, subject to adjustment, of 62.1504 shares per $1,000 base amount (which represents an initial conversion price of approximately $16.09 per share of our common stock), into cash up to the principal amount and, if applicable, shares of the Company’s common stock, cash or a combination thereof. The notes may be converted during any calendar quarter in which the closing price of ARRIS’ common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect at that time (which, based on the initial conversion price would be $19.31) and upon the occurrence of certain other events. Upon conversion, the holder will receive the principal amount in cash and an additional payment, in either cash or stock at the option of the Company. The additional payment will be based on a formula which calculates the difference between the initial conversion rate ($16.09) and the market price at the date of the conversion. As of August 3, 2007, the notes could not be converted by the holders thereof. Interest is payable on May 15 and November 15 of each year. The Company may redeem the notes at any time on or after November 15, 2013, subject to certain conditions. As of June 30, 2007 and December 31, 2006, there were $276.0 million of the notes outstanding.
As of both June 30, 2007 and December 31, 2006, the Company had approximately $3.1 million outstanding under letters of credit, which are cash collateralized and classified as restricted cash on the Consolidated Balance Sheets.
As of June 30, 2007, the Company had approximately $22.4 million of other long-term liabilities, which included $12.8 million related to its accrued pension, $4.3 million related to its noncurrent income tax payable, $3.3 million related to its deferred compensation obligations, and deferred rental expense of $2.0 million related to landlord funded leasehold improvements. As of December 31, 2006, the Company had approximately $20.7 million of other long-term liabilities, which included $12.1 million related to its accrued pension, $3.0 million related to its noncurrent income tax payable, $3.5 million related to its deferred compensation obligations and $2.1 million related to landlord funded leasehold improvements.
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
Note 8. Comprehensive Income
Total comprehensive income represents the net change in stockholders’ equity during a period from sources other than transactions with stockholders. For ARRIS, the components of total comprehensive income include the unrealized gain (loss) on marketable securities and unrealized gain (loss) on derivative instruments qualifying for hedge accounting. The components of comprehensive income for the three and six months ended June 30, 2007 and 2006 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)
	2007	2006	2007	2006
Net income	$23,274	$24,750	$60,918	$45,473
Changes in the following equity accounts:
Unrealized gain (loss) on marketable securities	(1,345)	51	(1,297)	89
Unrealized gain (loss) on derivative
instruments	—	(1,375)	551	(2,366)

Comprehensive income	$21,929	$23,426	$60,172	$43,196

In the second quarter of 2007, ARRIS reclassified the accumulated gain of approximately $1.3 million related to its deferred compensation plan, resulting in a gain on investments.
In March 2007, ARRIS concluded that the foreign exchange contract hedges were no longer effective and discontinued hedge accounting resulting in a reclassification of $551 thousand remaining in other comprehensive income to the applicable income statement lines.
Note 9. Sales Information
The Company’s four largest customers (including their affiliates, as applicable) are Comcast, Cox Communications, Liberty Media International and Time Warner Cable. Over the past year, certain customers’ beneficial ownership may have changed as a result of mergers and acquisitions. Therefore, the revenue for ARRIS’ customers for prior periods has been adjusted to include the affiliates under common control. A summary of sales to these customers for the three and six month periods ended June 30, 2007 and 2006 are set forth below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)
	2007	2006	2007	2006
Comcast	$102,179	$77,076	$193,747	$150,009
% of sales	40.4%	35.0%	39.7%	35.0%

Time Warner Cable	23,397	17,663	45,777	40,515
% of sales	9.3%	8.0%	9.4%	9.5%

Liberty Media International	16,522	29,164	35,829	50,439
% of sales	6.5%	13.3%	7.3%	11.8%

Cox Communications	12,816	27,072	27,661	52,862
% of sales	5.1%	12.3%	5.7%	12.3%

No other customer provided more than 10% of total sales for the three and six months ended June 30, 2007 and 2006.
The Company operates globally and offers products and services that are sold to cable system operators and telecommunications providers. The Company’s products and services are focused in two product categories: Broadband and Supplies & Customer Premises Equipment (“CPE”). Service revenue is included in these categories and is immaterial. Consolidated revenue by principal product and service categories for the three and six months ended June 30, 2007 and 2006 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
		(unaudited)
	2007	2006	2007	2006
Broadband	$77,433	$98,797	$157,583	$184,187
Supplies & CPE	175,285	121,193	330,388	244,147

Total sales	$252,718	$219,990	$487,971	$428,334

ARRIS sells its products primarily in the United States. The Company’s international revenue is generated from Asia Pacific, Europe, Latin America and Canada. The Asia Pacific market primarily includes China, Japan, Korea, and Taiwan. The European market primarily includes Austria, Belgium, the Czech Republic, Germany, Hungary, the Netherlands, Poland, Portugal, Romania, Russia, and Switzerland. The Latin American market primarily includes Argentina, Chile, Colombia, and Mexico. Sales to international customers were approximately $67.8 million, or 26.8% of total sales, and $128.3 million, or 26.3% of total sales, for the three and six months ended June 30, 2007. International sales during the same periods in 2006 were $58.2 million, or 26.4% of total sales, and $109.1 million, or 25.4% of total sales, respectively.
As of June 30, 2007, ARRIS held approximately $1.8 million of assets in Ireland (related to its Com21 facility), comprised of $0.9 million of cash, $0.1 million of prepaid assets and $0.8 million of fixed assets. As of December 31, 2006, ARRIS held approximately $2.3 million of assets in Ireland, comprised of $1.5 million of cash and $0.8 million of fixed assets.
Note 10. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the periods indicated (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
		(unaudited)
	2007	2006	2007	2006
Basic:
Income from continuing operations	$23,274	$24,662	$60,918	$45,364
Income from discontinued operations	—	88	—	109

Net income	$23,274	$24,750	$60,918	$45,473

Weighted average shares outstanding	109,398	107,099	108,935	106,665

Basic earnings per share	$0.21	$0.23	$0.56	$0.43

Diluted:
Income from continuing operations	$23,274	$24,662	$60,918	$45,364
Income from discontinued operations	—	88	—	109

Net income	$23,274	$24,750	$60,918	$45,473

Weighted average shares outstanding	109,398	107,099	108,935	106,665
Net effect of dilutive equity awards	2,300	2,571	2,405	2,629

Total	111,698	109,670	111,340	109,294

Diluted earnings per share	$0.21	$0.23	$0.55	$0.42

Excluded from the dilutive securities described above are employee stock options to acquire approximately 2.9 million shares and 2.5 million shares, for the three and six months ended June 30, 2007, respectively. During the same periods in 2006, approximately 1.5 million shares and 1.2 million shares, respectively, were excluded from the dilutive securities above. These exclusions were made because they were antidilutive.
In November 2006, the Company issued $276.0 million of 2% convertible senior notes. Upon conversion, ARRIS will satisfy at least the principal amount in cash, rather than common stock. This reduced the potential earnings dilution to only include the conversion premium, which is the difference between the conversion price per share of common stock and the average share price. ARRIS’ policy is to use the average market price of its stock during the reporting period to calculate the number of shares, if any, to be included in the denominator of the dilutive EPS calculation. The average market price during the three and six months ended June 30, 2007 was less than the conversion price of $16.09 and, consequently, the dilutive EPS was not impacted.
Note 11. Income Taxes
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
At the beginning of 2007, the Company’s unrecognized tax benefits totaled approximately $3.1 million, all of which would cause the effective income tax rate to change upon the recognition of those benefits. ARRIS does not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. The Company has recorded no interest or penalty accrual related to payment of these potential tax liabilities, since it does not anticipate that interest and penalties will be assessed on these liabilities in the future. The Company intends to classify interest and penalties recognized on the liability for uncertain tax benefits, when it is appropriate to accrue them, as income tax expense.

Income Tax Expense
In the six months ended June 30, 2007 and 2006, the Company recorded income tax expense of $26.7 million and $1.2 million, respectively. Below is a summary of the components of the income tax expense in each period (in thousands, except for percentages):

	Six Months Ended June 30,
	(unaudited)
	2007			2006
	Income	Income		Income	Income
	Before	Tax	Effective	Before	Tax	Effective
	Tax	Expense	Tax Rate	Tax	Expense	Tax Rate
Non-Discrete Items	$64,824	$21,319	32.9%	$46,598	$1,234	2.6%
Discrete Accounting Events	22,835	8,668	38.0%	—	—
Discrete Tax Events - Valuation Allowances / FIN 48 Reserves	—	(3,246)		—	—

Total	$87,659	$26,741	30.5%	$46,598	$1,234	2.6%

•	In the first quarter of 2007, the Company considered the net gain related to the termination of the proposed TANDBERG Television acquisition to be discrete in nature in accordance with the guidance of APB Opinion 28, Interim Financial Reporting and FIN 18, Accounting for Income Taxes in Interim Periods. As a result, income tax expense was recorded at a discrete rate of 38.0%. There were no discrete events during the second quarter of 2007.

•	The termination fee, less expenses, associated with the terminated TANDBERG Television acquisition was considered capital in nature. As a result, during the first quarter of 2007, the Company reversed a net of $4.0 million of valuation allowances associated with deferred tax assets related to net capital loss carryforwards. Prior to the capital gain created by the terminated acquisition, the Company considered it more-likely-than-not that capital loss carryforwards would not be realizable. Additionally, the Company recorded an additional $0.8 million of discrete income tax expense related to the terminated TANDBERG transaction.

•	For the first six months of 2006, income tax expense was recorded at the federal Alternative Minimum Tax (“AMT”) rate and state rates, as applicable. Prior to the end of 2006, the Company was in a cumulative loss position for the prior three fiscal years. As a result, it had recorded a valuation allowance equivalent to its net deferred tax assets. At the end of 2006, the Company reversed the majority of the valuation allowance. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC for further discussion.
The Company anticipates that the effective tax rate, excluding any future discrete events, will be approximately 33% for the remainder of 2007.
Note 12. Termination of Proposed Acquisition
In January 2007, ARRIS announced its intention to purchase the shares of TANDBERG Television for approximately $1.2 billion. In February 2007, another party announced its intent to make a competing all cash offer for all of TANDBERG Television’s outstanding shares at a higher price than ARRIS’ offer. Ultimately, the board of directors of TANDBERG Television recommended to their shareholders that they accept the other party’s bid and ARRIS’ bid lapsed without being accepted.
As part of the agreement with TANDBERG Television, ARRIS received a break-up fee of $18.0 million. In conjunction with the proposed transaction, the Company incurred expenses of approximately $7.5 million. ARRIS also realized a gain of approximately $12.3 million on the sale of foreign exchange contracts the Company purchased to hedge the transaction purchase price.
Note 13. Contingencies
The Company is a defendant or believes that it is reasonably likely that it may be a defendant in three patent disputes. Each dispute involves the assertion against the Company’s customers of patent infringement based upon their networks, including products supplied by ARRIS and its competitors, use of or compliance with the DOCSIS standard.
In Hybrid Patents, Inc. v. Charter Communications, Inc., Case No. 2:05-CV-436 (E.D. Tex), the Company’s customer Charter Communications, Inc. has been sued for patent infringement and has requested indemnification from other manufacturers and the Company. On summary judgment, the court held that the Company did not have any rights in the patent (which the Company believes that it has as a result of the acquisition of a licensee of the patent), and at trial, the jury held that the plaintiff’s patent was valid but that the products did not infringe. The parties currently are considering whether to appeal. The Company’s rights in the underlying patent also are the subject of ARRIS International, Inc. (now ARRIS Group, Inc.) v. Hybrid Patents, Inc., Hybrid Networks, Inc., HYBR Wireless Industries, Inc., London Pacific Life & Annuity Company, and Carol Wu, Trustee of the Estate of Com21, Inc., Case No. 03-54533MM, Chapter 7, Adversary Proceeding in Bankruptcy, Adv. No. 06-5098MM (Bankr. N.D. Cal.). This case has been stayed pending the outcome of the Texas case above.
In a series of fifteen lawsuits in Federal Court, a number of the Company’s customers have been sued by Rembrandt Technologies LP for patent infringement related to the cable systems operators’ use of data transmission, video, cable modem, voice-over-internet, and other technologies and applications. Although the Company is not a defendant in any of these lawsuits, its customers either have requested indemnification from, or are expected to request indemnification from, the Company and other manufacturers. On June 18, 2007, the Judicial Panel of Multidistrict Litigation issued an order centralizing the litigation in the District of Delaware.
GPNE Corp. has sued three of the Company’s customers in the United States District Court for the Eastern District of Texas. The Company is not a defendant, but it believes that it is likely the defendants will make indemnification requests of the Company, as well as a request to contribute to the legal costs and expenses of the litigation.
It is premature to assess the likelihood of a favorable outcome in any of these matters. In the event of adverse outcomes, the Company and other similarly situated suppliers of DOCSIS-compliant products could be required to indemnify its customers, pay royalties, and/or cease using certain technology. Also, an adverse outcome could require a change in the DOCSIS standards to avoid using the patented technology. Management does not believe an accrual is required at this time.

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
Our Strategy and Key Trends and Highlights
Taking into consideration industry conditions, to achieve our goal of increasing our position as a leading worldwide provider of broadband access products and services, we have implemented a long-term business strategy that includes the following key elements:
•	Transition to VoIP with an “Everything IP, Everywhere” philosophy and build on current market successes;

•	Leverage our current voice and data business;

•	Strengthen and grow our supplies infrastructure distribution channel;

•	Expand our existing product/services portfolio through internal developments, partnerships and acquisitions; and

•	Maintain and improve an already strong capital and expense structure.
Below is a summary of some of our key trends, actions and highlights:
“Everything IP, Everywhere” is taking hold as MSOs globally have embraced VoIP and are now rapidly deploying this key new service.
•	Our sales and operating income, improved year over year primarily as a result of the growth in the VoIP market and customer acceptance of our products.

	Six Months Ended June 30,
	(in thousands)
	2007	2006
Sales	$488.0	$428.3
Operating income	$54.1	$42.1
Cash, cash equivalents, and short-term investments	$604.3	$197.2
•	We have successfully leveraged our existing market position and industry experience to increase sales of both EMTA and CMTS products.

•	We expect demand for CMTS products will continue to increase in future periods as new services and competition between our customers and their competitors intensifies the need to provide ever faster download speeds which require additional CMTS capacity and features.

•	We expect demand for residential EMTAs to moderate as many of our customers have now passed through the initial launch stage and have reached a sustainable level of deployments.

•	In July 2007 we were advised by Comcast that the ARRIS D5 Next Generation Edge QAM had been selected as one of only two Universal Edge QAM products for deployment in its switched digital video initiative. This is the successful culmination of many years of research and development effort and represents a substantial long term growth opportunity. We are currently anticipating receiving orders under this award in the second half of 2007.

•	We believe we are gaining momentum in commercial services over cable with several large U.S. cable operators. Our TM504, TM508, and TM512, four line, eight line, and twelve line multi-line EMTAs are well suited to providing commercial telephone service over cable.

•	Sales of our CBR products, consistent with the expectation that we previously disclosed, decreased significantly year over year as this product line nears the end of its life. We anticipate minimal sales of this product in 2007.
We continue to invest significantly in research and development.
•	We have made significant investments through our research and development efforts in new products and expansion of our existing products. Our primary focus has been on products and services that will enable MSOs to build and operate high-availability, fault-tolerant networks, which allow them to generate greater revenue by offering high-speed data, IP telephony and digital video. This “success-based” capital expenditure is becoming an increasing portion of the cable operators’ total capital spending. In addition, some MSOs have expressed interest in offering bundled wireless telephony as part of their product offering. This product known as Fixed Mobile Convergence (FMC) will allow cable subscribers to use mobile phones in their homes, which connects the MSOs’ VoIP network in the home to the cellular network outside of the home and roams back and forth seamlessly. We are developing products to support this new offering. In the second quarter of 2007, we spent approximately $17.8 million on research and development, or 7.0% of revenue, which compares to $19.3 million or 8.8% of revenue in the same period last year. We expect to continue to spend similar levels on research and development in the future.

•	Key research and development accomplishments through the first six months of 2007 included:
o	Introduction of the TTM502C, a Japanese version of our industry leading two line battery powered EMTA.

o	Introduction of the TM552-series EMTA with an integrated 802.11G wireless base station with wireless mesh networks and VLAN features to support commercial services.

o	C4 CMTS with support for Flexpath™ wideband data services, Layer-3 VLAN, lawful intercept, and dynamic load balancing in both the upstream and downstream. During the first quarter, JComm, a major Japanese MSO, announced the commercial launch of a 160 megabit data service in several cities using the C4 CMTS with Flexpath. Layer-3 VLAN support is a major feature supporting business services over cable. Dynamic load balancing enables the operators to efficiently manage wide variations in data and VoIP traffic patterns across the day and the week.

o	C4 CMTS which will support DOCSIS 3.0 and modular CMTS. A prototype version of this product was demonstrated at the Society of Cable Telecommunications Engineers conference in 2007. The demonstration included working versions of the new C4 16-downstream port module and the new MAC processor module which are currently under development. When commercially available, this product will enable currently installed C4 CMTS to be efficiently upgraded to DOCSIS 3.0 and modular CMTS.

o	D5 Universal Edge QAM Modulator provides the required protocols to support switched digital video network. In July 2007, we were advised that we had been selected by Comcast to provide the D5 for part of Comcast’s switched digital video network.
At the end of the second quarter we had cash, cash equivalents and short- term investments of approximately $604 million.
•	Through a combination of our cash resources, anticipated cash generation from operating activities and our ability to access capital markets, we continue to be well positioned to execute on strategic opportunities.

•	At the end of the second quarter 2007, we had $90.5 million of inventory on hand. In order to better meet our customer demand, we are planning on increasing our inventory of key products by approximately $10 million in the third quarter 2007.

•	Accounts receivable, net ended the second quarter 2007 at $120.7 million with annualized DSOs of 44 days. We are presently in discussions with customers about various business terms including payment terms. It is possible that these discussions may lead to an increase in our DSOs in the future.

•	As a result of our recent success with respect to our D5 QAM product line, we anticipate that we will have higher capital expenditures for lab equipment and test equipment in the second half of 2007. Our forecast for capital expenditures for 2007 is now $13 million to $15 million.

Our income statement reflects significantly higher income tax expense year over year and we have essentially utilized the vast majority of our Net Operating Losses (“NOLs”).
•	In the fourth quarter of 2006, given our recent history of cumulative profitability, we concluded that it was more likely than not that we would generate sufficient income in the future to utilize deferred tax assets, including NOLs. As a result, we reversed a portion of the valuation allowances that had been recorded related to those deferred tax assets. Further, through the fourth quarter of 2006 we had sufficient NOLs to limit our actual cash tax liabilities. Given these facts, we had minimal tax expense of $1.2 million in the first half of 2006, which equated to an effective tax rate of 2.6%.

•	In the first six months of 2007, we recorded a tax expense of $26.7 million, which equates to an effective tax rate of 30.5%. Included in the tax expense are discrete items, per the guidance of Accounting Principles Board (“APB”) Opinion 28, Interim Financial Reporting. We anticipate a tax rate in the second half of 2007 of approximately 33%.
Significant Customers
The Company’s four largest customers (including their affiliates, as applicable) are Comcast, Cox Communications, Liberty Media International and Time Warner Cable. Over the past year, certain customers’ beneficial ownership may have changed as a result of mergers and acquisitions. Therefore the revenue for ARRIS’ customers for prior periods has been adjusted to include the affiliates under common control. A summary of sales to these customers for the three and six month periods ended June 30, 2007 and 2006 are set forth below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
		(unaudited)
	2007	2006	2007	2006
Comcast	$102,179	$77,076	$193,747	$150,009
% of sales	40.4%	35.0%	39.7%	35.0%

Time Warner Cable	23,397	17,663	45,777	40,515
% of sales	9.3%	8.0%	9.4%	9.5%

Liberty Media International	16,522	29,164	35,829	50,439
% of sales	6.5%	13.3%	7.3%	11.8%

Cox Communications	12,816	27,072	27,661	52,862
% of sales	5.1%	12.3%	5.7%	12.3%
No other customer provided more than 10% of total sales for the three and six months ended June 30, 2007.
Comparison of Operations for the Three and Six Months Ended June 30, 2007 and 2006
Net Sales
The table below sets forth our net sales for the three and six months ended June 30, 2007 and 2006, for each of our product categories (in millions):

	Net Sales				Increase (Decrease) Between 2007 and 2006
	For the Three Months		For the Six Months		For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,		Ended June 30		Ended June 30
	2007	2006	2007	2006	$	%	$	%
Product Category:
Broadband	$77.4	$98.8	$157.6	$184.2	$(21.4)	(21.7)	$(26.6)	(14.4)
Supplies & CPE	175.3	121.2	330.4	244.1	54.1	44.6	86.3	35.4

Total sales	$252.7	$220.0	$488.0	$428.3	$32.7	14.9	$59.7	13.9

The table below sets forth our domestic and international sales for the three and six months ended June 30, 2007 and 2006 (in millions):

	Net Sales				Increase (Decrease) Between 2007 and 2006
	For the Three Months		For the Six Months		For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,		Ended June 30		Ended June 30
	2007	2006	2007	2006	$	%	$	%
Domestic	$184.9	$161.8	$359.7	$319.2	$23.1	14.3	$40.5	12.7
International	67.8	58.2	128.3	109.1	9.6	16.5	19.2	17.6

Total sales	$252.7	$220.0	$488.0	$428.3	$32.7	14.9	$59.7	13.9

Broadband Net Sales 2007 vs. 2006
During the three and six months ended June 30, 2007, sales of our Broadband products decreased by approximately 21.7% and 14.4% as compared to the same periods from the prior year. These decreases in Broadband revenue resulted from:
•	As previously disclosed, sales of our CBR product decreased significantly year over year as this product line nears the end of its life. In the second quarter 2007, we sold $2.5 million of CBR product as compared to $38.1 million in the same period last year. We anticipate that sales of CBR products will be immaterial in future periods.

•	The decline in CBR sales was partially offset with an increase in our CMTS product year over year as operators continue to expand their capacity to handle new services and greater bandwidth demand by their customers.
Supplies & CPE Net Sales 2007 vs. 2006
Supplies & CPE product revenue increased by approximately 44.6% and 35.4% in the three and six month periods ended June 30, 2007, as compared to the same periods in 2006. These increases reflect:
•	Increased sales of our EMTA product as operators ramped up deployment of VoIP. In the second quarter of 2007, we sold approximately 1.9 million EMTAs in comparison to approximately 1.1 million in the second quarter of 2006.
Gross Margin
The table below sets forth our gross margin for the three and six months ended June 30, 2007 and 2006, for each of our product categories (in millions):

	Gross Margin $				Increase (Decrease) Between 2007 and 2006
	For the Three Months		For the Six Months		For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,		Ended June 30		Ended June 30
	2007	2006	2007	2006	$	%	$	%
Product Category:
Broadband	$34.5	$45.4	$73.2	$84.3	$(10.9)	(24.0)	$(11.1)	(13.2)
Supplies & CPE	37.9	18.3	67.9	35.9	19.6	107.1	32.0	89.1

Total	$72.4	$63.7	$141.1	$120.2	$8.7	13.7	$20.9	17.4

The table below sets forth our gross margin percentages for the three and six months ended June 30, 2007 and 2006, for each of our product categories:

	Gross Margin %				Increase (Decrease) Between 2007 and 2006
	For the Three Months		For the Six Months		For the Three Months	For the Six Months
	Ended June 30,		Ended June 30,		Ended June 30	Ended June 30
	2007	2006	2007	2006	Percentage Points
Product Category:
Broadband	44.6%	46.0%	46.5%	45.8%	(1.4)	0.7
Supplies & CPE	21.6%	15.1%	20.6%	14.6%	6.5	6.0
Total	28.6%	29.0%	28.9%	28.1%	(0.4)	0.8

Broadband Gross Margin 2007 vs. 2006
Broadband gross margin dollars and gross margin percentage were down year over year:
•	Gross margin percentage declined 1.4 percentage points in the second quarter 2007 as compared to the same period last year primarily as a result of lower price points for our CMTS product, as previously disclosed. Gross margin dollars declined by $10.9 million, or 24%, as a result of lower sales of CBR product, lower margin percentages for CMTS product, partially offset by increased sales of CMTS product.

•	For the first half of 2007, gross margin dollars declined by $11.1 million, or 13%, due to lower CBR sales, partially offset by higher sales of CMTS.
Supplies & CPE Gross Margin 2007 vs. 2006
The Supplies & CPE category gross margin dollars and percentage increased year over year for both the second quarter and the first six months:
•	The increase in revenues year-over-year significantly impacted gross margin dollars. This was predominantly related to our increase in sales of EMTAs. The improvement in gross margin percentage also contributed significantly to the increase in gross margin dollars.

•	Gross margin percentage improved by 6.5 percentage points and 6.0 percentage points, year over year for the three and six month periods. The improvement was the result of cost reductions and new product introductions. In early 2006, we implemented price reductions related to our EMTA products in conjunction with agreements entered into with customers that provided us with better market share and visibility. The reductions were implemented as we were in the process of introducing a cost reduced version of the product. Until the product was fully introduced in the first quarter 2007, we recorded lower gross margins.
Operating Expenses
The table below provides detail regarding our operating expenses (in millions):

	Operating Expenses				Increase (Decrease) Between 2007 and 2006
	For the Three Months		For the Six Months		For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,		Ended June 30		Ended June 30
	2007	2006	2007	2006	$	%	$	%
SG&A	$26.4	$21.7	$50.7	$43.0	$4.7	21.7	$7.7	17.9
Research & development	17.8	19.4	35.9	34.5	(1.6)	(8.2)	1.4	4.1
Restructuring & impairment	0.0	0.0	0.4	0.3	0.0	0.0	0.1	33.3
Amortization of intangibles	0.1	0.2	0.1	0.4	(0.1)	(50.0)	(0.3)	(75.0)

Total	$44.3	$41.3	$87.1	$78.2	$3.0	7.3	$8.9	11.4

Selling, General, and Administrative, or SG&A, Expenses
SG&A expenses increased year over year for both the three and six months ended June 30 by $4.7 million and $7.7 million, respectively:
•	Employee costs increased $1.9 million and $3.6 million for both the three and six months ended June 30, 2007, respectively. The increase in costs resulted from higher staffing levels, salary increases, other fringe benefits, equity compensation and travel. Over the past twelve months, we made the decision to supplement our staffing particularly in sales and marketing. Further, annual salary increases were implemented in the second quarter.

•	We incurred higher bad debt expense in the second quarter and first half of 2007 as compared to the same periods in 2006. In the second quarter of 2006, we recorded a $1.1 million gain as compared to the first half of 2006 we recorded a $1.6 million gain. The gains related to previously written off accounts receivable. This did not reoccur in 2007.
•	We incurred higher legal costs in the three and six month periods ended June 30, 2007 as compared to the same periods in 2006. The higher legal expenses relate primarily to ongoing activities related to potential patent claims. See Legal Proceedings in Part II, Item 1 for further discussion.
Research & Development Expenses
We continue to aggressively invest in research and development. Our primary focus is on products that allow MSOs to capture new revenues, in particular, high-speed data, VoIP, and Video over IP; however, we also continue to place emphasis on reducing product costs and test equipment costs.
R&D expense decreased $1.6 million in the three months ended June 30, 2007 as compared to the same period in 2006:
•	In the second quarter of 2006, we incurred a $2.4 million expense for licensing fees related to our Fixed Mobile Convergence development that did not reoccur in the second quarter of 2007.

•	Offsetting the above, we incurred higher employee costs of approximately $1.2 million related to higher staffing levels, salary increases, taxes, other fringe benefits, equity compensation and travel.
R&D expense increased $1.4 million in the six months ended June 30, 2007 as compared to the same period in 2006:
•	We incurred higher employee costs of approximately $2.4 million related to higher staffing levels, salary increases, bonus accruals, taxes, other fringe benefits, equity compensation and travel.

•	Partially offsetting the above, in the first half of 2006, we incurred a $2.5 million expense for licensing fees related to our Fixed Mobile Convergence development as compared to a $1.5 million expense in the first half of 2007.
Restructuring and Impairment Charges
On a quarterly basis, we review our existing restructuring accruals and make adjustments if necessary. As a result of these evaluations, we did not record a charge during the three months ended June 30, 2007. However we recorded an increase to a restructuring accrual of $0.4 million during the six months ended June 30, 2007, related to changes in estimates associated with real estate leases. These adjustments were required due to changes to the initial estimates used.
Amortization of Intangibles
Intangibles amortization expense for both the three and six months ended June 30, 2007 was $0.1 million, and compares to expense of $0.2 million and $0.4 million, respectively, for the same periods in 2006. Our intangible expense represents the amortization of existing technology acquired as a result of the cXm Broadband acquisition in the second quarter of 2005.
Other Expense (Income)
Interest Expense
Interest expense for the three and six months ended June 30, 2007 was $1.7 million and $3.3 million, respectively. Interest expense reflects interest and the amortization of deferred finance fees associated with our $276.0 million 2% convertible subordinated notes. In 2006 interest expense was immaterial due to the fact that we had no outstanding debt.
Gain on Investments
The gain on investments for both the three and six months ended June 30, 2007 was $1.4 million. During the second quarter, we recognized a gain related to the deferred compensation assets of $1.3 million in our operating statement which had previously been recorded as an unrealized gain and included in other comprehensive income. The gain on investments for both the three and six months ended June 30, 2006 was $3 thousand.

Loss (Gain) in Foreign Currency
During the three and six months ended June 30, 2007, we recorded foreign currency losses/(gains) of approximately $(0.1) million and $0.2 million, respectively, and compares to gains of $0.8 million and $1.1 million for the same periods in 2006. The gains and losses were primarily driven by the fluctuation of the value of the euro, as compared to the U.S. dollar, as we have several European customers whose receivables and collections are denominated in euros. We have implemented a hedging strategy to mitigate the monetary exchange fluctuations from the time of invoice to the time of payment, and have occasionally entered into forward contracts based on a percentage of expected foreign currency receipts.
Interest Income
Interest income during the three and six months ended June 30, 2007 was $6.5 million and $12.9 million respectively. During the same periods in 2006, interest income was $2.1 million and $3.6 million, respectively. The income reflects interest earned on cash, cash equivalents and short term investments, which increased year over year by approximately $407.1 million, thus resulting in higher interest income.
Gains Related to Terminated Acquisition, Net of Expenses
In the first quarter of 2007, we recorded a net gain of $22.8 million related to the proposed TANDBERG Television acquisition which was terminated in March 2007. The gain consisted of a termination fee of $18.0 million, gains of $12.3 million on foreign exchange contracts we entered into to hedge the payment of the purchase price, offset by expenses incurred of approximately $7.5 million.
Income Taxes
In the six months ended June 30, 2007 and 2006, we recorded income tax expense of $26.7 million and $1.2 million, respectively. See Note 11 of the Notes to the Consolidated Financial Statements for additional information about income taxes.
We anticipate that the effective tax rate, excluding any future discrete events, will be approximately 33% for the remainder of 2007.
Proxy Statement for Annual Meeting of Stockholders
In ARRIS’ proxy statement filed in April 2007, a number was misprinted in the outstanding equity awards at fiscal year-end for Mr. Lakin. Under the header Market Value of Shares or Units of Stock That Have Vested, the market value corresponding to the 24,172 shares of restricted stock that were granted on April 18, 2005 should have been $302,392 (the original proxy as filed had the market value as $02,392).

Financial Liquidity and Capital Resources
Overview
One of our key strategies is to maintain and improve our capital structure. The key metrics we focus on are summarized in the table below:
Liquidity & Capital Resources Data

	Six Months Ended June 30,
	2007	2006
	(in millions, except DSO and turns)
Key Working Capital Items
Cash provided by operating activities	$23.9	$64.0
Cash, cash equivalents, and short-term investments	$604.3	$197.2
Accounts receivable, net	$120.7	$104.1
Days Sales Outstanding (“DSOs”)	44	40
Inventory, net	$90.5	$91.8
Inventory turns	7.5	6.0
Inventory & Accounts Receivable
We place a strong emphasis on working capital management, particularly with respect to accounts receivable and inventory. We use turns to evaluate inventory management and days sales outstanding, or DSOs, to evaluate accounts receivable management.
Summary of Current Liquidity Position and Potential for Future Capital Raising
We believe our current liquidity position, including approximately $604.3 million of cash, cash equivalents, and short-term investments on hand as of June 30, 2007, together with the prospects for continued generation of cash from operations, are adequate for our short- and medium-term business needs. However, a key part of our overall long-term strategy may be implemented through acquisitions. Either in order to be prepared to make acquisitions generally or in connection with particular acquisitions, it is possible that we will raise capital through private, or public, equity or debt offerings. We believe we have the ability to access the capital markets upon commercially reasonable terms.
Commitments
Our contractual obligations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006. There has been no material change to our contractual obligations during the first half of 2007.
Cash Flow
Below is a table setting forth the key line items of our Consolidated Statements of Cash Flows (in millions):

	For the Six Months Ended
	June 30,
	2007	2006
Cash provided by operating activities	$23.9	$64.0
Cash provided (used) by investing activities	$(57.0)	$20.3
Cash provided by financing activities	$15.5	$7.6

Net increase (decrease) in cash	$(17.6)	$91.9

Operating Activities:
Below are the key line items affecting cash from operating activities (in millions):

	For the Six Months Ended
	June 30,
	2007	2006
Net income after non-cash adjustments	$58.4	$53.7
(Increase)/Decrease in accounts receivable	(6.0)	(20.9)
(Increase)/Decrease in inventory	3.7	22.1
Increase/(Decrease) in accounts payable and accrued liabilities	(17.8)	6.5
All other — net	(14.4)	2.6

Cash provided by operating activities	$23.9	$64.0

•	Our accounts receivable level increased in 2007 and 2006, predominantly reflecting higher sales. Our DSO was 44 days for the first half of 2007 as compared to DSO of 40 days for the same period in 2006. We are presently and from time to time in discussions with customers about various business terms and conditions including market share, payment terms and other items. It is anticipated that such discussions could lead to an increase in our DSOs in the future.

•	Our inventory levels modestly decreased in the first half of 2007. They also decreased in the first half of 2006 as we had fewer E-MTAs on hand as compared to the end of 2005. Our customers modestly reduced their purchases in the fourth quarter of 2005 leaving us with a higher than expected level of inventory at year end. This corrected itself in the first half of 2006. Our inventory turns for the first half of 2007 were 7.5 as compared to turns of 6.0 for the same period in 2006. We expect our inventory level to modestly increase in 2007. In order to better meet our customer demand, we are planning on increasing our inventory of key products by approximately $10 million in the third quarter of 2007.

•	Our accounts payable and accrued liabilities decreased in the first half of 2007 due to timing of purchases and payments.

•	All other — net includes the changes in other receivables, excess tax benefits from stock-based compensation plans, and prepaids and other, net. The other receivables represent amounts due from our contract manufacturers for material used in the assembly of our finished goods. The change in the excess tax benefits from stock-based compensation represents the excess of the tax deduction over the cumulative amount of compensation cost for awards which were exercised during the period. Also included is the change in our income taxes recoverable account, which is a result of the timing of the actual estimated tax payments during the year as compared to the actual tax liability for the year.
Investing Activities:
Below are the key line items affecting investing activities (in millions):

	Six Months Ended
	June 30,
	2007	2006
Capital expenditures	$(7.1)	$(3.9)
TANDBERG — break-up fee, net of expenses paid	10.6	—
Cash paid for hedge related to terminated TANDBERG acquisition	(26.5)	—
Cash proceeds from hedge related to terminated TANDBERG acquisition	38.8	—
Purchases of short-term investments	(197.9)	(51.9)
Disposals of short-term investments	125.1	76.1

Cash provided by (used in) investing activities	$(57.0)	$20.3

     Capital Expenditures —
•	Capital expenditures are mainly for test equipment and computing equipment. As a result of our recent success with respect to our D5 QAM product line, we anticipate that we will have higher capital expenditures for lab equipment and test equipment in the second half of 2007. Our forecast for capital expenditures for 2007 is now $13 million to $15 million.
     Gains Related to Terminated TANDBERG Acquisition, Net of Expenses -
Net proceeds of $22.8 million were received as a result of the terminated TANDBERG acquisition. The components include a termination fee of $18.0 million, gains on foreign exchange contracts we entered into to hedge the purchase price of $12.3 million, offset by expenses incurred of approximately $7.5 million.
     Purchases/Disposals of Short-Term Investments —
This represents purchases and disposals of auction rate securities held as short-term investments.
Financing Activities:
Below are the key line items affecting our financing activities (in millions):

	For the Six Months Ended
	June 30,
	2007	2006
Excess tax benefits from stock-based compensation plans	$6.5	$0.4
Employer repurchase of shares to satisfy minimum tax withholdings	(1.7)	(1.1)
Proceeds from issuance of stock	10.7	8.2

Cash provided by financing activities	$15.5	$7.5

Cash provided from issuance of stock for both quarters presented is primarily related to the exercise of stock options by employees.
When restricted stock vests ARRIS withholds the minimum shares to satisfy the minimum tax withholdings.
The change in the excess tax benefits from stock-based compensation represents the excess of the tax deduction over the cumulative amount of compensation cost for awards which were exercised during the period.
Interest Rates
As of June 30, 2007, we did not have any floating rate indebtedness or outstanding interest rate swap agreements.
Potential Changes in Accounting Pronouncements
The FASB recently announced that it will modify, or interpret differently, the accounting principles that govern the reporting of interest expense with respect to certain convertible indebtedness, such as our 2% convertible notes that we have outstanding. The likely consequence of this will be an increase in our interest expense beginning in 2008 and a restatement of interest expense for prior periods. These changes could be significant.
Foreign Currency
A significant portion of our products are manufactured or assembled in Mexico, Taiwan, China, Ireland, the Philippines, and other foreign countries. Our sales into international markets have been and are expected in the future to be an important part of our business. These foreign operations are subject to the usual risks inherent in conducting business abroad, including risks with respect to currency exchange rates, economic and political destabilization, restrictive actions and taxation by foreign governments, nationalization, the laws and policies of the United States affecting trade, foreign investment and loans, and foreign tax laws.

We have certain international customers who are billed in their local currency. We use a hedging strategy and enter into forward or currency option contracts based on a percentage of expected foreign currency revenues. The percentage can vary, based on the predictability of the revenues denominated in euros.
As of June 30, 2007, we had 18.2 million euros of option contracts outstanding which mature through 2008 as compared to the same period in 2006 when we had 26.5 million euros of options contracts outstanding. During the second quarter of 2007, we recognized a net loss of $46 thousand related to option contracts compared to a net loss of $61 thousand for the same period in 2006.
Financial Instruments
In the ordinary course of business, we, from time to time, will enter into financing arrangements, such as letters of credit, with customers. These agreements could include the granting of extended payment terms that result in longer collection periods for accounts receivable and slower cash inflows from operations and/or could result in the deferral of revenue.
ARRIS executes letters of credit in favor of certain landlords and vendors to guarantee performance on lease and insurance contracts. As of June 30, 2007 and December 31, 2006, we had approximately $1.1 million outstanding at the end of each period under letters of credit that were cash collateralized. Additionally, we have a cash collateral account agreement with our financial institution of $2.0 million as of June 30, 2007 and December 31, 2006, as security against potential losses with respect to our foreign currency hedging activities. The cash collateral is reported as restricted cash.
Cash and Short-Term Investments
Our cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) are primarily held in money market funds that pay either taxable or non-taxable interest. We hold short-term investments consisting of debt securities classified as available-for-sale, which are stated at estimated fair value. These debt securities consist of auction rate securities — paying either taxable or non-taxable interest. These investments are on deposit with major financial institutions.
Investments
At times we hold certain investments in the common stock of publicly traded companies. During the second quarter we sold one of these types of investments. We recorded a pre-tax gain of approximately $9 thousand and a pre-tax loss of approximately $11 thousand during the three and six months ended June 30, 2007. As for the three months and six months ended June 30, 2006, we did not record any gains or losses on this type of investment. We did not hold any of these investments at the end of June 30, 2007 or at the end of December 31, 2006. Changes in the market value of these securities and gain or losses on related sales of these securities are recognized in income.
We previously offered a deferred compensation arrangement, which allowed certain employees to defer a portion of their earnings and defer the related income taxes. As of December 31, 2004, the plan was frozen and no further contributions are allowed. The deferred earnings are invested in a “rabbi trust,” and are accounted for in accordance with Emerging Issues Task Force Issue No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested. A rabbi trust is a funding vehicle used to protect the deferred compensation from various events (but not from bankruptcy or insolvency). During the second quarter of 2007, we recognized a gain related to the rabbi trust of $1.3 million in our statement of operations, which had previously been recorded as an unrealized gain and included in other comprehensive income. Therefore, as of June 30, 2007, there was no longer an unrealized gain related to the rabbi trust. At December 31, 2006, ARRIS had an accumulated unrealized gain related to the rabbi trust of approximately $1.3 million included in other comprehensive income.
Capital Expenditures
Capital expenditures are made at a level designed to support the strategic and operating needs of the business. ARRIS’ capital expenditures were $7.1 million in the first half of 2007 as compared to $3.9 million in the first half of 2006. ARRIS had no significant commitments for capital expenditures at June 30, 2007. Management expects to invest approximately $13 million to $15 million in capital expenditures for the fiscal year 2007.
Critical Accounting Estimates
The accounting and financial reporting policies of the ARRIS are in conformity with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management has discussed the development and selection of the Company’s critical accounting estimates with the audit committee of the Company’s Board of Directors and the audit committee has reviewed the Company’s related disclosures. Our critical accounting policies and estimates are disclosed extensively in our Form 10-K for the year ended December 31, 2006, as filed with the SEC. Our critical accounting estimates have not changed in any material respect during the six months ended June 30, 2007. However, upon the adoption of FIN 48 on January 1, 2007, ARRIS has adopted the following critical policy with regards to income taxes.
Income Taxes
Our annual provision for income taxes and determination of the deferred tax assets and liabilities require management to assess uncertainties, make judgments regarding outcomes, and utilize estimates. To the extent the final outcome differs from initial assessments and estimates, future adjustments to our tax assets and liabilities will be necessary. There are two primary areas within accounting for income taxes where the Company must utilize its judgment in identifying and measuring income tax liabilities. First, the Company is required to record a valuation allowance when it is “more likely than not” that all or a portion of its deferred tax assets will not be realized. Second, since the Company adopted the provisions of FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes as of January 1, 2007, the Company must regularly assess the applicability of FIN 48. FIN 48 seeks to clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. See Note 11 of Notes to the Consolidated Financial Statements for further details regarding the adoption of this interpretation. The Company continually reviews both the adequacy of the valuation allowance related to its deferred tax assets and the sufficiency of its accrual related to uncertain tax positions to re-evaluate the many judgments and estimates utilized in establishing these two types of accounting accruals.
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
We have an investment portfolio of auction rate securities, both taxable and non-taxable, that are classified as “available-for-sale” securities. Although these securities have maturity dates of 15 to 30 years, they have characteristics of short-term investments as the interest rates reset every 7, 28, or 35 days and we have the potential to liquidate them in an auction process. Due to the short duration of these investments, a movement in market interest rates is not expected to have a material impact on our operating results.
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
We have certain international customers who are billed in their local currency. Changes in the monetary exchange rates may adversely affect our results of operations and financial condition. To manage the volatility relating to these typical business exposures, we may enter into various derivative transactions, when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. The euro and the yen are the predominant currencies of those customers who are billed in their local currency. Taking into account the effects of foreign currency fluctuations of the euro and the yen versus the dollar, a hypothetical 10% weakening of the U.S. dollar (as of June 30, 2007) would provide a gain on foreign currency of approximately $1.1 million. Conversely, a hypothetical 10% strengthening of the U.S. dollar would provide a loss on foreign currency of approximately $1.1 million. As of June 30, 2007, we had no material contracts, other than accounts receivable, denominated in foreign currencies.
We regularly review our forecasted sources and uses of foreign currencies and enter into option contracts when appropriate. These contracts are marked-to-market at the close of every reporting period and the resulting gain or loss is included in net income. As of June 30, 2007, we had option collars outstanding with notional amounts totaling 18.2 million euros, which mature through March 2008.
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

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
From time to time, ARRIS is involved in claims, disputes, litigation or legal proceedings incident to the ordinary course of its business, such as employment matters, environmental proceedings, contractual disputes and intellectual property disputes. Except as described below, ARRIS is not a party to, nor has not been party to, during the period covering the previous three months, any governmental, legal or arbitration proceedings, including such proceedings which are pending or threatened of which ARRIS is aware, which may have, or have had in the recent past, significant effects on ARRIS’ financial position or profitability.
Currently, ARRIS is a party in two related proceedings pending in federal court in Texas and California. ARRIS has sought to clarify its intellectual property rights to the following four United States Patents: No. Re 35,774 (Reissue of U.S. Patent No. 5,347,304); No. 5,586,121; No. 5,818, 845; and No. 5,828,655 (the “Patents”). In both suits, ARRIS is seeking a declaratory judgment that it has a nonexclusive license to, and has the right to gain ownership rights in, the Patents. ARRIS’ allegations are based on the provisions of a January 11, 1999, license agreement (“License Agreement”) between the Patents’ former owner, Hybrid Networks, Inc. (“HNI”), and ARRIS’ predecessor in interest, Com21, Inc. (“Com21”). The License Agreement, which bound both parties’ successors, provided Com21 with a perpetual nonexclusive license to use, and a right-of-first-refusal to purchase, the Patents. Subsequently, ARRIS purchased substantially all of the assets of Com21, including all of Com21’s IP assets for the cable modem termination systems business, which, ARRIS believes, includes the rights under the License Agreement. Thus, ARRIS has argued in both cases that it has succeeded to Com21’s licensing and ownership rights to the Patents under the terms of the License Agreement. Hybrid Patents, Inc. (the party claiming current ownership of the patents) has sued or has made other claims against other customers of ours, and these customers either have or are expected to request indemnification from us.
The cases are summarized as follows:
Hybrid Patents, Inc. v. Charter Communications, Inc., Case No. 2:05-CV-436 (E.D. Tex). Charter Communications, Inc. (“Charter”) is one of ARRIS’ customers in ARRIS’ business of selling cable modem termination systems. Hybrid Patents, Inc. (“Hybrid Patents”) claims that it succeeded in interest as owner of the Patents from HNI. On September 13, 2005, Hybrid Patents sued Charter in this case for infringement of the Patents. Charter responded by bringing a third-party claim for indemnification against ARRIS and nine of Charter’s other suppliers, alleging that ARRIS and/or the other suppliers were responsible for any infringement due to products which infringed the Patents that any or all of them sold to Charter. After ARRIS answered, and filed a third-party claim against Hybrid Patents in which ARRIS asserted its rights to the Patents, Hybrid Patents brought a third-party claim for direct and contributory patent infringement against ARRIS. ARRIS has denied that it is liable for any patent infringement claims. The Texas court held a Markman hearing during which the judge requested summary judgment briefs from the parties addressing the Patents ownership issue. After briefing by the parties, the Court denied ARRIS’ summary judgment motion and granted Hybrid Patents’ summary judgment motion on the issue of Patent ownership. In so doing, the Court held that Hybrid Patents has standing in the case and that ARRIS is not a beneficial owner of the Patents. A memorandum opinion and order from the Court explaining its holding on the Patent ownership issue is forthcoming. ARRIS is contemplating whether it will appeal the Court’s summary judgment decision. The Court dismissed Charter’s third-party claims against ARRIS without prejudice, pursuant to a stipulation between the parties. Charter’s third-party claims against the other suppliers also were dismissed. The Court also dismissed Hybrid Patents’ claims against ARRIS without prejudice, pursuant to a stipulation between the parties. At the conclusion of trial, the jury returned a verdict in favor of Charter and against Hybrid Patents, finding that the Patents were valid but not infringed. Hybrid Patents has not yet indicated whether it intends to appeal.
ARRIS International, Inc. (now ARRIS Group, Inc.) v. Hybrid Patents, Inc., Hybrid Networks, Inc., HYBR Wireless Industries, Inc., London Pacific Life & Annuity Company, and Carol Wu, Trustee of the Estate of Com21, Inc. , Case No. 03-54533MM, Chapter 7, Adversary Proceeding in Bankruptcy, Adv. No. 06-5098MM (Bankr. N.D. Cal.). ARRIS brought this claim after learning that its customer, Charter, had been sued for infringement of the Patents in Texas, but before being joined as a party in the Texas litigation. In this suit, ARRIS seeks to have the bankruptcy court declare that Com21 passed all of its rights under the License Agreement to its successor in interest, ARRIS, and that ARRIS thus has a nonexclusive license to, and a right of first refusal to purchase, the Patents. The court has denied a motion to dismiss or to transfer the case to the Texas jurisdiction, brought by Hybrid Patents, HYBR Wireless Industries, Inc., and London Pacific Life & Annuity Company. This case has been stayed by the bankruptcy court.
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

Commencing in 2005, Rembrandt Technologies, LP filed or is a defendant in fifteen lawsuits in the Federal Court for the Eastern District of Texas, District of Delaware and Southern District of New York. Many of the lawsuits are against our clients, such as Charter Communications, Inc, Time Warner Cable, Inc., Comcast Corporation and others alleging patent infringement related to the cable systems operators’ use of data transmission, video, cable modem, voice-over-internet, and other technologies and applications. Although ARRIS is not a defendant in any of these lawsuits, its customers are, and its customers either have requested indemnification from, or are expected to request indemnification from, ARRIS and the other manufacturers of the equipment that is alleged to infringe. ARRIS is party to a joint defense agreement with respect to one of the lawsuits and has various understandings with the defendants in the remaining lawsuits with respect to cost sharing. On June 18, 2007, the Judicial Panel of Multidistrict Litigation issued an order centralizing the litigation in the District of Delaware. This order has resulted in changes in the trial schedules and related hearings. The defendants are vigorously contesting the lawsuits; however, it is premature to assess the likelihood of a favorable outcome. In the event of an adverse outcome, ARRIS and other similarly situated suppliers of DOCSIS compliant products could be required to indemnify its customers, pay royalties, and/or cease using certain technology. Also, an adverse outcome may require a change in the DOCSIS standards to avoid using the patented technology.
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
Several of our customers have accumulated significant levels of debt. In addition, the bankruptcy filing of Adelphia in June 2002 heightened concerns in the financial markets about the viability of the domestic cable industry. These historic events, coupled with the current uncertainty and volatility in the capital markets, has affected the market values of domestic cable operators and may restrict their access to capital in the future. Even if the financial health of our customers remains intact, we cannot assure you that these customers will be in a position to purchase new equipment at levels we have seen in the past or expect in the future.
The markets in which we operate are intensely competitive, and competitive pressures may adversely affect our results of operations.
The markets for broadband communication systems are extremely competitive and dynamic, requiring the companies that compete in these markets to react quickly and capitalize on change. This requires us to retain skilled and experienced personnel as well as to deploy substantial resources toward meeting the ever-changing demands of the industry. We compete with national and international manufacturers, distributors and wholesalers, including many companies that are larger than we are. Our major competitors include:
•	Ambit Microsystems;

•	Big Band Networks;

•	Cisco Systems, Inc.;

•	Ericsson;

•	Harmonic, Inc.;

•	Motorola, Inc.;

•	Thomson; and

•	TVC Communications, Inc.
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
The telecommunications industry has experienced the consolidation of many industry participants, and this trend may continue. For instance, in July 2006, Cox Communications sold some of its cable television systems to Cebridge Connections. Also, in July 2006, Adelphia sold its assets to Comcast and Time Warner. When consolidations occur, it is possible that the acquirer will not continue using the same suppliers, thereby possibly resulting in an immediate or future elimination of sales opportunities for us or our competitors, depending upon who had the business initially. Consolidations also could result in delays in purchasing decisions by the merged businesses. The purchasing decisions of the merged companies could have a material adverse effect on our business.
Mergers among the supplier base also have increased, and this trend may continue. For example, in February 2006, Cisco Systems, Inc. acquired Scientific-Atlanta, Inc. In April 2007, Ericsson acquired TANDBERG Television ASA and in July 2007, Motorola, Inc. acquired Terayon, Inc. Larger combined companies with pooled capital resources may be able to provide solution alternatives with which we would be put at a disadvantage to compete. The larger breadth of product offerings by these consolidated suppliers could result in customers electing to trim their supplier base for the advantages of one-stop shopping solutions for all of their product needs. Consolidation of the supplier base could have a material adverse effect on our business.
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
Our four largest customers (including their affiliates, as applicable) are Comcast, Cox Communications, Liberty Media International, and Time Warner Cable. For the six months ended June 30, 2007, sales to Comcast accounted for approximately 39.7%, sales to Time Warner Cable accounted for approximately 9.4%, sales to Cox Communications accounted for approximately 5.7%, and sales to Liberty Media International accounted for approximately 7.3% of our total revenue. The loss of any of these customers, or one of our other large customers, or a significant reduction in the products or services provided to any of them would have a material adverse impact on our business. For each of these customers, we also are one of their largest suppliers. One consequence of that is that from time-to-time they have elected to purchase products from our competitors in order to diversify their supplier base and to dual-source key products. In addition, because of the magnitude of our sales to these customers the terms and timing of our sales are heavily negotiated, and even minor changes can have a significant impact upon or business.
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
Many components, subassemblies and modules necessary for the manufacture or integration of our products are obtained from a sole supplier or a limited group of suppliers. Our reliance on sole or limited suppliers, particularly foreign suppliers, and our reliance on subcontractors involves several risks including a potential inability to obtain an adequate supply of required components, subassemblies or modules and reduced control over pricing, quality and timely delivery of components, subassemblies or modules. Historically, we have not maintained long-term agreements with any of our suppliers or subcontractors. An inability to obtain adequate deliveries or any other circumstance that would require us to seek alternative sources of supply could affect our ability to ship products on a timely basis. Any inability to reliably ship our products on time could damage relationships with current and prospective customers and harm our business.
Our international operations may be adversely affected by any decline in the demand for broadband systems designs and equipment in international markets.
Sales of broadband communications equipment into international markets are an important part of our business. Our products are marketed and made available to existing and new potential international customers. In addition, United States broadband system designs and equipment are increasingly being employed in international markets, where market penetration is relatively lower than in the United States. While international operations are expected to comprise an integral part of our future business, international markets may no longer continue to develop at the current rate, or at all. We may fail to receive additional contracts to supply equipment in these markets.
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
On an ongoing basis we are exposed to various changes in foreign currency rates because significant sales are denominated in foreign currencies. These risk factors can impact our results of operations, cash flows and financial position. We manage these risks through regular operating and financing activities and periodically use derivative financial instruments such as foreign exchange forward and option contracts. There can be no assurance that our risk management strategies will be effective.
We also may encounter difficulties in converting our earnings from international operations to U.S. dollars for use in the United States. These obstacles may include problems moving funds out of the countries in which the funds were earned and difficulties in collecting accounts receivable in foreign countries where the usual accounts receivable payment cycle is longer.
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

We may face higher costs associated with protecting our intellectual property or obtaining access necessary to intellectual property of others.
Our future success depends in part upon our proprietary technology, product development, technological expertise and distribution channels. We cannot predict whether we can protect our technology or whether competitors can develop similar technology independently. We have received, directly or indirectly, and may continue to receive from third parties, including some of our competitors, notices claiming that we, or our customers using our products, have infringed upon third-party patents or other proprietary rights. We are a party in proceedings in federal court in California and in Texas, in which one of our customers was sued for patent infringement and sued us and several other suppliers for indemnification, and we may become involved in similar litigation involving other customers. These claims, whether with or without merit, result in costly litigation, divert the time, attention and resources of our management, delay our product shipments, and in some cases, require us to enter into royalty or licensing agreements. If a claim of product infringement against us is successful and we fail to obtain a license or develop non-infringing technology, our business and operating results could be materially and adversely affected. In addition, the payment of any necessary licensing fees or indemnification costs associated with a patent infringement claim could also materially adversely affect our operating results.
Changes in accounting pronouncements can impact our business.
We prepare our financial statements in accordance with U.S. generally accepted accounting principles. These principles periodically are modified by the Financial Accounting Standards Board and other governing authorities, and those changes can impact how we report our results of operations, cash flows and financial positions. For instance, the FASB recently announced that it will modify, or interpret differently, the accounting principles that govern the reporting of interest expense with respect to certain convertible indebtedness, such as the convertible notes that we have outstanding. The likely consequence of this will be an increase in our interest expense beginning in 2008 and a restatement of interest expense for prior periods. These changes could be significant.
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

Item 4. Submission of Matters to a Vote of Security Holders
At the Annual Meeting of Shareholders of ARRIS Group, Inc., held on May 24, 2007:
An election of seven Directors was held, and the shares so present were voted as follows for the election of each of the following:

	Number of	Number of
	Shares	Shares
	Voted For	Withheld
Alex B. Best	98,154,450	896,071
Harry L. Bosco	98,483,906	566,615
John Anderson Craig	98,210,898	839,623
Matthew B. Kearney	98,537,196	513,325
William H. Lambert	97,274,995	1,775,526
John R. Petty	95,027,263	4,023,258
Robert J. Stanzione	95,919,395	3,131,126
A proposal was made to approve the 2007 Stock Incentive Plan, and the shares so present were voted as follows:

Number of
	Number of		Number of	Shares
	Shares Voted	Number of Shares	Shares	Broker Non-
	For	Voted Against	Abstain	vote

Approval of the 2007 Stock Incentive Plan	66,644,112	16,166,240	251,171	15,988,998
A proposal was made to approve the retention of Ernst & Young LLP as the independent registered public accounting firm for ARRIS Group, Inc. for 2007, and the shares so present were voted as follows:

	Number of Shares	Number of Shares	Number of
	Voted For	Voted Against	Shares Abstain

Approval of the retention of Ernst & Young LLP	95,527,096	3,453,311	70,114
Item 6. EXHIBITS

Exhibit No.	Description of Exhibit

10.15	2007 Stock Incentive Plan, filed herewith

31.1	Section 302 Certification of Chief Executive Officer, filed herewith

31.2	Section 302 Certification of Chief Financial Officer, filed herewith

32.1	Section 906 Certification of Chief Executive Officer, filed herewith

32.2	Section 906 Certification of Chief Financial Officer, filed herewith

SIGNATURES
Pursuant to the requirements the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARRIS GROUP, INC.
/s/ David B. Potts
David B. Potts
Executive Vice President, Chief Financial Officer, Chief Accounting Officer, and Chief Information Officer

Dated: August 3, 2007