Form 10-Q
period 2007-09-30
ARRIS GROUP INC
filed 2007-11-02
CIK 1141107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
For the quarter ended September 30, 2007
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
As of October 31, 2007, 110,197,186 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

ARRIS GROUP, INC.
FORM 10-Q
For the Three and Nine Months Ended September 30, 2007

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
ARRIS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$370,708	$461,618
Short-term investments, at fair value	217,845	87,575

Total cash, cash equivalents and short-term investments	588,553	549,193
Restricted cash	3,142	3,124
Accounts receivable (net of allowances for doubtful accounts of $2,877 in 2007 and $3,576 in 2006)	130,216	115,304
Other receivables	5,000	2,556
Inventories (net)	118,227	94,226
Prepaids	3,626	3,547
Current deferred income tax assets	19,602	29,285
Other current assets	13,703	3,717

Total current assets	882,069	800,952
Property, plant and equipment (net of accumulated depreciation of $83,583 in 2007 and $77,311 in 2006)	31,251	28,287
Goodwill	150,569	150,569
Intangibles (net of accumulated amortization of $107,005 in 2007 and $106,832 in 2006)	115	288
Investments	8,916	3,520
Noncurrent deferred income tax assets	16,238	20,874
Other assets	9,084	9,067

	$1,098,242	$1,013,557

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,540	$60,853
Accrued compensation, benefits and related taxes	18,857	23,269
Accrued warranty	7,346	8,234
Other accrued liabilities	27,127	29,057

Total current liabilities	88,870	121,413
Long-term debt, net of current portion	276,000	276,000
Accrued pension	11,810	12,061
Noncurrent income tax payable	5,262	3,041
Other long-term liabilities	5,143	5,621

Total liabilities	387,085	418,136
Stockholders’ equity:
Preferred stock, par value $1.00 per share, 5.0 million shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share, 320.0 million shares authorized; 110.1 million and 107.9 million shares issued and outstanding in 2007 and 2006, respectively	1,104	1,089
Capital in excess of par value	789,348	761,500
Accumulated deficit	(74,498)	(163,268)
Unrealized gain (loss) on marketable securities	(151)	1,297
Unfunded pension losses	(4,462)	(4,462)
Unrealized loss on derivatives	—	(551)
Cumulative translation adjustments	(184)	(184)

Total stockholders’ equity	711,157	595,421

	$1,098,242	$1,013,557

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data and percentages)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	$254,662	$228,646	$742,633	$656,980
Cost of sales	185,828	165,467	532,676	473,554

Gross margin	68,834	63,179	209,957	183,426
Gross margin %	27.0%	27.6%	28.3%	27.9%
Operating expenses:
Selling, general and administrative expenses	23,778	21,524	74,408	64,523
Research and development expenses	17,797	16,066	53,684	50,460
Restructuring and impairment charges	—	4	421	347
Amortization of intangibles	57	138	173	575

Total operating expenses	41,632	37,732	128,686	115,905
Operating income	27,202	25,447	81,271	67,521
Other expense (income):
Interest expense	1,683	27	5,003	50
Loss (gain) on investments	(3,453)	32	(4,878)	29
Interest income	(6,307)	(2,756)	(19,249)	(6,357)
Loss (gain) on foreign currency	(112)	201	64	(943)
Gain related to terminated acquisition, net of expenses	—	—	(22,835)	—
Other expense, net	215	68	331	269

Income from continuing operations before income taxes	35,176	27,875	122,835	74,473
Income tax expense	7,654	1,328	34,395	2,562

Net income from continuing operations	27,522	26,547	88,440	71,911
Income from discontinued operations	330	15	330	124

Net income	$27,852	$26,562	$88,770	$72,035

Net income per common share -
Basic:
Income from continuing operations	$0.25	$0.25	$0.81	$0.67
Income from discontinued operations	—	—	—	—

Net income	$0.25	$0.25	$0.81	$0.67

Diluted:
Income from continuing operations	$0.25	$0.24	$0.79	$0.66
Income from discontinued operations	—	—	—	—

Net income	$0.25	$0.24	$0.80	$0.66

Weighted average common shares:
Basic	110,178	107,678	109,354	107,007

Diluted	112,085	109,090	111,595	109,311

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Operating activities:
Net income	$88,770	$72,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,003	7,235
Amortization of intangibles	173	575
Stock compensation expense	8,710	7,068
Deferred income tax provision	14,319	—
Amortization of deferred finance fees	836	—
Provision for doubtful accounts	484	(248)
Gain related to previously written off receivables	(377)	(1,573)
Loss (gain) on disposal of fixed assets	167	(2)
Loss (gain) on investments	(4,878)	32
Gain on discontinued operations	(330)	(124)
Gain related to terminated acquisition, net of expenses	(22,835)	—
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(15,396)	(37,515)
Other receivables	(2,444)	(5,335)
Inventory	(24,001)	12,847
Accounts payable and accrued liabilities	(24,385)	17,609
Excess tax benefits from stock-based compensation plans	(8,269)	(538)
Prepaids and other, net	(7,957)	7,162

Net cash provided by operating activities	10,590	79,228

Investing activities:
Purchases of property, plant and equipment	(11,138)	(7,080)
Cash proceeds from sale of property, plant and equipment	3	22
Cash received related to terminated acquisition, net of expenses paid	10,554	—
Cash paid for hedge related to terminated acquisition	(26,469)	—
Cash proceeds from hedge related to terminated acquisition	38,750	—
Purchases of available for-sale securities	(295,626)	(51,900)
Disposals of available for-sale securities	162,902	76,150

Net cash provided by (used in) investing activities	(121,024)	17,192

Financing activities:
Excess tax benefits from stock-based compensation plans	8,269	538
Employer repurchase of shares to satisfy minimum tax withholdings	(3,092)	(2,019)
Proceeds from issuance of stock	14,347	9,746

Net cash provided by financing activities	19,524	8,265
Net increase (decrease) in cash and cash equivalents	(90,910)	104,685
Cash and cash equivalents at beginning of period	461,618	75,286

Cash and cash equivalents at end of period	$370,708	$179,971

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
Note 2. Pension Benefits
Components of Net Periodic Pension Benefit Cost

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
	(unaudited)
Service cost	$140	$130	$419	$390
Interest cost	412	370	1,236	1,108
Expected return on plan assets	(319)	(282)	(958)	(844)
Amortization of prior service cost	119	120	358	358
Amortization of net (gain) loss	25	2	76	6

Net periodic pension cost	$377	$340	$1,131	$1,018

Employer Contributions
No minimum funding contributions are required in 2007 under the Company’s defined benefit plan. However, the Company made voluntary contributions to the plan of approximately $1.3 million and $1.4 million for the three and nine months ended September 30, 2007, respectively. During the three and nine months ended September 30, 2006, the Company made voluntary contributions to the plan of approximately $1.7 million and $1.7 million, respectively.
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
Information regarding the changes in ARRIS’ aggregate product warranty liabilities for the nine months ending September 30, 2007 is as follows (in thousands):

Balance at December 31, 2006	$8,234
Accruals related to warranties (including changes in estimates)	2,345
Settlements made (in cash or in kind)	(3,233)

Balance at September 30, 2007 (unaudited)	$7,346

Note 4. Restructuring and Impairment Charges
During the first quarter of 2004, ARRIS consolidated two facilities in Georgia, giving the Company the ability to house many of its core technology, marketing, and corporate headquarters functions in a single building. This consolidation resulted in a restructuring charge of $6.2 million in the first quarter of 2004 related to lease commitments and the write-off of leasehold improvements and other fixed assets. As of September 30, 2007, approximately $2,737 thousand related to the lease commitments remained in the restructuring accrual to be paid. ARRIS expects the remaining payments to be made by the second quarter of 2009 (end of lease).

(in thousands)
Balance as of December 31, 2006	$3,639

First quarter payments	(544)

First quarter adjustments to accrual	421

Second quarter payments	(410)

Third quarter payments	(369)

Balance as of September 30, 2007 (unaudited)	$2,737

Note 5. Inventories
The components of inventory are as follows, net of reserves (in thousands):

	September 30,	December 31,
	2007	2006
	(unaudited)
Raw material	$3,333	$341
Finished goods	114,894	93,885

Total net inventories	$118,227	$94,226

Note 6. Property, Plant and Equipment
Property, plant and equipment, at cost, consisted of the following (in thousands):

	September 30,	December 31,
	2007	2006
	(unaudited)
Land	$1,822	$1,822
Building and leasehold improvements	13,933	11,470
Machinery and equipment	99,079	92,306

	114,834	105,598
Less: Accumulated depreciation	(83,583)	(77,311)

Total property, plant and equipment, net	$31,251	$28,287

Note 7. Long-Term Obligations
Debt and other long-term liabilities consist of the following (in thousands):

	September 30,	December 31,
	(unaudited)
	2007	2006
Other long-term liabilities	$22,215	$20,723
2.00 % convertible senior notes due 2026	276,000	276,000

Total long term debt and other long-term liabilities	$298,215	$296,723

On November 6, 2006, the Company issued $276.0 million of 2% convertible senior notes due 2026. The notes are convertible, at the option of the holder, based on an initial conversion rate, subject to adjustment, of 62.1504 shares per $1,000 base amount (which represents an initial conversion price of approximately $16.09 per share of our common stock), into cash up to the principal amount and, if applicable, shares of the Company’s common stock, cash or a combination thereof. The notes may be converted during any calendar quarter in which the closing price of ARRIS’ common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect at that time (which, based on the initial conversion price would be $19.31) and upon the occurrence of certain other events. Upon conversion, the holder will receive the principal amount in cash and an additional payment, in either cash or stock at the option of the Company. The additional payment will be based on a formula which calculates the difference between the initial conversion rate ($16.09) and the market price at the date of the conversion. As of November 2, 2007, the notes could not be converted by the holders thereof. Interest is payable on May 15 and November 15 of each year. The Company may redeem the notes at any time on or after November 15, 2013, subject to certain conditions. As of September 30, 2007 and December 31, 2006, there were $276.0 million of the notes outstanding.
As of both September 30, 2007 and December 31, 2006, the Company had approximately $3.1 million outstanding under letters of credit, which are cash collateralized and classified as restricted cash on the Consolidated Balance Sheets.
As of September 30, 2007, the Company had approximately $22.2 million of other long-term liabilities, which included $11.8 million related to its accrued pension, $5.3 million related to its noncurrent income tax payable, $3.3 million related to its deferred compensation obligations, and deferred rental expense of $1.8 million related to landlord funded leasehold improvements. As of December 31, 2006, the Company had approximately $20.7 million of other long-term liabilities, which included $12.1 million related to its accrued pension, $3.0 million related to its noncurrent income tax payable, $3.5 million related to its deferred compensation obligations and $2.1 million related to landlord funded leasehold improvements.
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
Note 8. Comprehensive Income
Total comprehensive income represents the net change in stockholders’ equity during a period from sources other than transactions with stockholders. For ARRIS, the components of total comprehensive income include the unrealized gain (loss) on marketable securities and unrealized gain (loss) on derivative instruments qualifying for hedge accounting. The components of comprehensive income for the three and nine months ended September 30, 2007 and 2006 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	(unaudited)
	2007	2006	2007	2006
Net income	$27,852	$26,562	$88,770	$72,035
Changes in the following equity accounts:
Unrealized gain (loss) on marketable securities	(151)	54	(1,448)	142
Unrealized gain (loss) on derivative instruments	—	616	551	(1,750)

Comprehensive income	$27,701	$27,232	$87,873	$70,427

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
Note 9. Sales Information
The Company’s four largest customers (including their affiliates, as applicable) are Comcast, Cox Communications, Liberty Media International and Time Warner Cable. Over the past year, certain customers’ beneficial ownership may have changed as a result of mergers and acquisitions. Therefore, the revenue for ARRIS’ customers for prior periods has been adjusted to include the affiliates under common control. A summary of sales to these customers for the three and nine month periods ended September 30, 2007 and 2006 are set forth below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)
	2007	2006	2007	2006
Comcast	$106,140	$99,212	$299,887	$249,221
% of sales	41.7%	43.4%	40.4%	37.9%

Time Warner Cable	29,763	16,994	75,540	57,509
% of sales	11.7%	7.4%	10.2%	8.8%

Liberty Media International	13,289	19,822	49,118	70,261
% of sales	5.2%	8.7%	6.6%	10.7%

Cox Communications	12,458	20,710	40,120	73,572
% of sales	4.9%	9.1%	5.4%	11.2%

No other customer provided more than 10% of total sales for the three and nine months ended September 30, 2007 and 2006.
The Company operates globally and offers products and services that are sold to cable system operators and telecommunications providers. The Company’s products and services are focused in two product categories: Broadband and Supplies & Customer Premises Equipment (“CPE”). Service revenue is included in these categories and is immaterial. Consolidated revenue by principal product and service category for the three and nine months ended September 30, 2007 and 2006 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)
	2007	2006	2007	2006
Broadband	$72,613	$87,633	$230,195	$271,820
Supplies & CPE	182,049	141,013	512,438	385,160

Total sales	$254,662	$228,646	$742,633	$656,980

ARRIS sells its products primarily in the United States. The Company’s international revenue is generated from Asia Pacific, Europe, Latin America and Canada. The Asia Pacific market primarily includes China, Japan, Korea, and Taiwan. The European market primarily includes Austria, Belgium, the Czech Republic, Germany, Hungary, the Netherlands, Poland, Portugal, Romania, Russia, and Switzerland. The Latin American market primarily includes Argentina, Chile, Colombia, and Mexico. Sales to international customers were approximately $60.8 million, or 23.8%, of total sales, and $189.0 million, or 25.5%, of total sales, for the three and nine months ended September 30, 2007, respectively. International sales during the same periods in 2006 were $54.4 million, or 23.8%, of total sales, and $163.5 million, or 24.9%, of total sales, respectively.
As of September 30, 2007, ARRIS held approximately $2.4 million of assets in Ireland (related to its Com21 facility), comprised of $1.2 million of cash, $0.1 million of prepaid assets and $1.1 million of fixed assets. As of December 31, 2006, ARRIS held approximately $2.3 million of assets in Ireland, comprised of $1.5 million of cash and $0.8 million of fixed assets.
Note 10. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the periods indicated (in thousands except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)
	2007	2006	2007	2006
Basic:
Income from continuing operations	$27,522	$26,547	$88,440	$71,911
Income from discontinued operations	330	15	330	124

Net income	$27,852	$26,562	$88,770	$72,035

Weighted average shares outstanding	110,178	107,678	109,354	107,007

Basic earnings per share	$0.25	$0.25	$0.81	$0.67

Diluted:
Income from continuing operations	$27,522	$26,547	$88,440	$71,911
Income from discontinued operations	330	15	330	124

Net income	$27,852	$26,562	$88,770	$72,035

Weighted average shares outstanding	110,178	107,678	109,354	107,007
Net effect of dilutive equity awards	1,907	1,412	2,241	2,304

Total	112,085	109,090	111,595	109,311

Diluted earnings per share	$0.25	$0.24	$0.80	$0.66

Excluded from the dilutive securities described above are employee stock options to acquire approximately 2.9 million shares and 2.6 million shares, for the three and nine months ended September 30, 2007, respectively.

During the same periods in 2006, approximately 1.7 million shares and 1.4 million shares, respectively, were excluded from the dilutive securities above. These exclusions were made because they were antidilutive.
In November 2006, the Company issued $276.0 million of 2% convertible senior notes. Upon conversion, ARRIS will satisfy at least the principal amount in cash, rather than common stock. This reduced the potential earnings dilution to only include the conversion premium, which is the difference between the conversion price per share of common stock and the average share price. ARRIS’ policy is to use the average market price of its stock during the reporting period to calculate the number of shares, if any, to be included in the denominator of the dilutive EPS calculation. The average market price during the three and nine months ended September 30, 2007 was less than the conversion price of $16.09 and, consequently, the dilutive EPS was not impacted.
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
As of September 30, 2007, the Company’s unrecognized tax benefits totaled approximately $5.3 million, all of which would cause the effective income tax rate to change upon the recognition of those benefits. ARRIS does not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. The Company has recorded no interest or penalty accrual related to payment of these potential tax liabilities. The Company intends to classify interest and penalties recognized on the liability for uncertain tax benefits, when it is appropriate to accrue them, as income tax expense.

Income Tax Expense
In the nine months ended September 30, 2007 and 2006, the Company recorded income tax expense of $34.4 million and $2.6 million, respectively. Below is a summary of the components of the income tax expense in each period (in thousands, except for percentages):

	Nine Months Ended September 30,
	(unaudited)
	2007			2006
	Income from			Income from
	Continuing	Income		Continuing	Income
	Operations	Tax	Effective	Operations	Tax	Effective
	Before Tax	Expense	Tax Rate	Before Tax	Expense	Tax Rate
Non-Discrete Items	$96,481	$31,105	32.2%	$74,473	$2,562	3.4%
Discrete Accounting Events	26,354	10,003	38.0%	—	—
Discrete Tax Events - Valuation Allowances / FIN 48 Reserves	—	(6,713)		—	—

Total	$122,835	$34,395	28.0%	$74,473	$2,562	3.4%

•	In the first quarter of 2007, the Company considered the net gain related to the termination of the proposed TANDBERG Television acquisition to be discrete in nature in accordance with the guidance of APB Opinion 28, Interim Financial Reporting and FIN 18, Accounting for Income Taxes in Interim Periods. As a result, income tax expense was recorded at a discrete rate of 38.0%. There were no discrete events during the second quarter of 2007. During the third quarter of 2007, the Company realized $3.5 million in capital gains from the sale of investments. An income tax expense of 38.0% was also recorded related to these third quarter capital gains.

•	The termination fee, less expenses, associated with the terminated TANDBERG Television acquisition was considered capital in nature. As a result, during the first quarter of 2007, the Company reversed a net of $4.0 million of valuation allowances associated with deferred tax assets related to net capital loss carryforwards. Prior to the capital gain created by the terminated acquisition, the Company considered it more-likely-than-not that capital loss carryforwards would not be realizable. Additionally, the Company recorded an additional $0.8 million of first quarter discrete income tax expense related to the terminated TANDBERG transaction. During the third quarter of 2007, the Company also reversed an additional $1.2 million of valuation allowances associated with deferred tax assets related to net capital loss carryforwards. The Company has no remaining capital loss carryforwards as of the end of the third quarter of 2007.

•	In the third quarter of 2007, the Company finalized its calculation of available research and development tax credits for the tax years 2001 through 2006. The final calculations resulted in an additional third quarter tax benefit of $3.7 million. The Company also recorded $1.5 million which decreased their discrete tax benefit related to these newly identified research and development tax credits.

•	For the first nine months of 2006, income tax expense was recorded at the federal Alternative Minimum Tax (“AMT”) rate and state rates, as applicable. Prior to the end of 2006, the Company was in a cumulative loss position for the prior three fiscal years. As a result, it had recorded a valuation allowance equivalent to its net deferred tax assets. At the end of 2006, the Company reversed the majority of the valuation allowance. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC for further discussion.
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
Note 13. Pending Acquisition
On September 23, 2007, ARRIS Group Inc. and C-COR Incorporated entered into a definitive agreement whereby ARRIS will acquire C-COR for a purchase price of approximately $730 million in a mix of cash and ARRIS stock. Under the terms of the definitive agreement, approved by the Boards of Directors of both companies, each share of common stock of C-COR will be converted into the right to receive, at the election of each of the individual holders of C-COR shares, either (i) a cash payment of $13.75 or (ii) 0.9642 shares of ARRIS, subject to pro ration if the elections exceed approximately 51% in cash or 49% in stock. The stock component of the consideration is subject to a limited adjustment if the average closing price of the ARRIS stock for a ten trading day period ending three days prior to closing is greater than $15.69 or less than $12.83. The agreement may be terminated by either party if the average closing price during this period is less than $11.41. Subject to affirmative approval of both ARRIS and C-COR shareholders and the satisfaction or waiver of the other conditions set forth in the definitive agreement, the transaction is expected to close in December 2007.
Note 14. Contingencies
The Company is a defendant or believes that it is reasonably likely that it may be a defendant in three patent disputes. Each dispute involves the assertion against the Company’s customers of patent infringement based upon their networks, including products supplied by ARRIS and its competitors, use of or compliance with the DOCSIS standard.
In Hybrid Patents, Inc. v. Charter Communications, Inc., Case No. 2:05-CV-436 (E.D. Tex), the Company’s customer Charter Communications, Inc. has been sued for patent infringement and filed a 3rd party claim for indemnification against the Company and others. The Company filed a 3rd party claim against Hybrid claiming superior rights in the patents at issue in the case. On summary judgment, the court held that the Company did not have any rights in the patent (which the Company believes that it has as a result of the acquisition of a licensee of the patent). At trial, the jury held that the plaintiff’s patent was valid but not infringed. The parties currently are considering whether to appeal. In addition Hybrid Patents Inc. has filed similar lawsuits against Comcast, Time Warner and other MSO’s. The Company’s rights in the underlying patent also are the subject of ARRIS International, Inc. (now ARRIS Group, Inc.) v. Hybrid Patents, Inc., Hybrid Networks, Inc., HYBR Wireless Industries, Inc., London Pacific Life & Annuity Company, and Carol Wu, Trustee of the Estate of Com21, Inc., Case No. 03-54533MM, Chapter 7, Adversary Proceeding in Bankruptcy, Adv. No. 06-5098MM (Bankr. N.D. Cal.). This case has been stayed pending the outcome of the Texas case discussed above.
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
GPNE Corp. has sued three of the Company’s customers in the United States District Court for the Eastern District of Texas alleging infringement of their US Patent No. 6,282,406 (Paging Method and Apparatus) claiming that certain DOCSIS standard products and services sold or used by the defendants infringe the patent.

The Company is not a defendant, but it believes that it is likely the defendants will make indemnification requests of the Company, as well as a request to contribute to the legal costs and expenses of the litigation.
It is premature to assess the likelihood of a favorable or unfavorable outcome in any of these matters. In the event of adverse outcomes, the Company and other similarly situated suppliers of DOCSIS-compliant products could be required to indemnify its customers, pay royalties, and/or cease using certain technology. Also, an adverse outcome could require a change in the DOCSIS standards to avoid using the patented technology. The Company has no accrual for this litigation as it is not probable or estimatable.
In connection with the Company’s proposed acquisition of C-COR, Inc., the Company on October 31, 2007, was named as the defendant in a suit entitled CIBC World Market Corp. vs. ARRIS Group, Inc., Action No. 603605/2007, in the Supreme Court of the State of New York, New York County. In the suit CIBC asserts that it is entitled to a $4.0 million fee plus expenses (“fee”) at the closing of the proposed acquisition. The Company does not believe that any fee is or will be due to CIBC in connection with this proposed acquisition. The Company’s position is that its June 1, 2005, engagement with CIBC, pursuant to which CIBC asserts its claim, was terminated and that no fee is due under the engagement. Independent of that termination, CIBC was conflicted from representing the Company in the transaction, provided no services to the Company in connection with the transaction, and otherwise is estopped from asserting that it is entitled to a fee. The Company intends to contest the entitlement to a fee asserted by CIBC vigorously.

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
•	Transition to VoIP with an “Everything IP, Everywhere” philosophy and build on current market successes;

•	Leverage our current voice and data business;

•	Expand our existing product/services portfolio through internal developments, partnerships and acquisitions; and

•	Maintain and improve an already strong capital and expense structure.
Below is a summary of some of our key trends, actions and highlights:
“Everything IP, Everywhere” is taking hold as MSOs globally have embraced VoIP and are now rapidly deploying this key new service.
•	Our sales and operating income, improved year over year primarily as a result of the growth in the VoIP market and customer acceptance of our products.

	Nine Months Ended September 30,
	(in thousands)
	2007	2006
Sales	$742.6	$657.0
Operating income	$81.3	$67.5
Cash, cash equivalents, and short-term investments	$588.6	$210.0
•	We have successfully leveraged our existing market position and industry experience to increase sales of both EMTA and CMTS products.

•	We expect demand for CMTS products will continue to increase in future periods as new services and competition between our customers and their competitors intensifies the need to provide faster download speeds which require additional CMTS capacity and features.

•	We expect the demand in growth for residential EMTAs to moderate as many of our customers have now passed through the initial launch stage and have reached a sustainable level of deployments.

•	In September 2007 we received our first orders from Comcast for the ARRIS D5 Next Generation Edge QAM pursuant to having been selected as one of only two Universal Edge QAM products for deployment in its switched digital video initiative. This is the successful culmination of many years of research and development effort and represents a substantial long term growth opportunity. We anticipate receiving additional orders under this award in 2008. We expect margins on this product to be lower than the product category average for several quarters until such time as the product is fully introduced and product cost reduction actions are implemented.

•	We believe we are gaining momentum in commercial services over cable with several large U.S. cable operators. Our TM504, TM508, and TM512, four line, eight line, and twelve line multi-line EMTAs are well suited to providing commercial telephone service over cable. We shipped over 21,000 units of these products in Q3 2007. This was a 300% increase from Q2 2007.
•	Sales of our CBR products, consistent with our previously disclosed expectation, decreased significantly year over year as this product line nears the end of its life. We continue to anticipate minimal sales of this product through 2007 and 2008.
We continue to invest significantly in research and development.
•	We have made significant investments through our research and development efforts in new products and expansion of our existing products. Our primary focus has been on products and services that will enable MSOs to build and operate high-availability, fault-tolerant networks, which allow them to generate greater revenue by offering high-speed data, IP telephony and digital video. This “success-based” capital expenditure is becoming an increasing portion of the cable operators’ total capital spending. In addition, some MSOs have expressed interest in offering bundled wireless telephony as part of their product offering. This product known as Fixed Mobile Convergence (FMC) will allow cable subscribers to use mobile phones in their homes, which connects the MSOs’ VoIP network in the home to the cellular network outside of the home and roams back and forth seamlessly. We are developing products to support this new offering.

•	In the third quarter of 2007, we spent approximately $17.8 million in total on research and development, or 7.0% of revenue, which compares to $16.1 million, or 7.0% of revenue, in the same period last year. We expect to continue to spend similar levels on research and development in the future.

•	Key research and development accomplishments through the first nine months of 2007 included:
o	Introduction of the TTM502C, a Japanese version of our industry leading two line battery powered EMTA.

o	Introduction of the TM552-series EMTA with an integrated 802.11G wireless base station with wireless mesh networks and VLAN features to support commercial services.

o	C4 CMTS with support for Flexpath™ wideband data services, Layer-3 VLAN, lawful intercept, and dynamic load balancing in both the upstream and downstream. During the first quarter, JComm, a major Japanese MSO, announced the commercial launch of a 160 megabit data service in several cities using the C4 CMTS with Flexpath. Layer-3 VLAN support is a major feature supporting business services over cable. Dynamic load balancing enables the operators to efficiently manage wide variations in data and VoIP traffic patterns across the day and the week.

o	A new CableLabs standard called DOCSIS 3.0 has been issued which will enable cable operators to offer data services at 100Mbps and beyond to compete effectively against telephone company fiber to the home services. We are developing a new DOCSIS 3.0 compliant variant of the C4 CMTS and a new DOCSIS 3.0 compliant EMTA named the TM750. As part of the CMTS project we are developing a new 16-downstream port module, a new router control module and a new MAC processor module. When commercially available, these products will enable currently installed C4 CMTS to be efficiently upgraded to DOCSIS 3.0 and modular CMTS. The companion TM750 EMTA will support wideband data services up to 160Mbps and telephony service simultaneously. We plan to submit these new designs to CableLabs for certification in Q4 2007.

o	D5 Universal Edge QAM Modulator provides the required protocols to support switched digital video network. In July 2007, we were advised that we had been selected by Comcast to provide the D5 for part of Comcast’s switched digital video network. In September 2007 we received our first orders pursuant to this award. We are developing additional applications for this product including video on demand and DOCSIS 3.0 modular CMTS capabilities. These new applications will further expand the D5’s addressable market.
We will expand our products/services portfolio through the proposed acquisition of C-COR
On September 23, 2007, we entered into a definitive agreement whereby we will acquire C-COR for a purchase price of approximately $730 million in a mix of cash and stock.
•	Under the terms of the definitive agreement, approved by the Boards of Directors of both companies, each share of common stock of C-COR will be converted into the right to receive, at the election of each of the individual holders of C-COR shares, either (i) a cash payment of $13.75 or (ii) 0.9642 shares of ARRIS, subject to pro ration if the elections exceed approximately 51% in cash or 49% in stock. The stock component of the consideration is subject to a limited adjustment if the average price of ARRIS stock for a ten trading day period ending three days prior to closing is greater than $15.69 or less than $12.83. The agreement may be terminated by either party if the average closing price during this period is less than $11.41.
•	C-COR is expected to provide us with product diversification in several key areas: Access & Transmission (“A&T”) products including amplifiers, nodes and line extenders, Video-on-Demand (“VOD”), Ad Insertion (“AI”) and Operational Support Software (“OSS”).

•	The acquisition is expected to provide us with even stronger, complementary customer relationships.

•	With over 250 customers around the world, the merged company will be the largest pure-play provider of equipment and solutions to the cable industry providing us with greater scale to better compete.

•	Subject to affirmative approval of both ARRIS and C-COR shareholders, and satisfaction or waiver of the other conditions set forth in the definitive agreement, the transaction is expected to close in December 2007.
At the end of the third quarter we had cash, cash equivalents and short- term investments of approximately $589 million.
•	We anticipate using approximately $400 million of cash to complete the C-COR acquisition.

•	Through a combination of our cash resources, anticipated cash generation from operating activities and our ability to access capital markets, following the C-COR acquisition we believe we will continue to be well positioned to execute on strategic opportunities.

•	At the end of the third quarter 2007, we had $118.2 million of inventory on hand. In order to better meet our customer demand we planned on increasing our inventory of key products but we expect that in the fourth quarter our inventory will decrease.

•	Accounts receivable, net ended the third quarter 2007 at $130.2 million with annualized DSOs of 45 days. We anticipate that our DSO’s may increase in future periods.
Our income statement reflects significantly higher income tax expense year over year and we have essentially utilized the vast majority of our Net Operating Losses (“NOLs”).
•	In the fourth quarter of 2006, given our recent history of cumulative profitability, we concluded that it was more likely than not that we would generate sufficient income in the future to utilize deferred tax assets, including NOLs. As a result, we reversed a portion of the valuation allowances that had been recorded related to those deferred tax assets. Further, through the fourth quarter of 2006 we had sufficient NOLs to limit our actual cash tax liabilities. Given these facts, we had minimal tax expense of $2.6 million in the first nine months of 2006, which equated to an effective tax rate of 3.4%.

•	In the first nine months of 2007, we recorded a tax expense of $34.4 million, which equates to an effective tax rate of 28.0%. Included in the tax expense are discrete items, per the guidance of Accounting Principles Board (“APB”) Opinion 28, Interim Financial Reporting. We anticipate a tax rate in the fourth quarter of 2007 of approximately 33%.

Significant Customers
Our four largest customers (including their affiliates, as applicable) are Comcast, Cox Communications, Liberty Media International and Time Warner Cable. Over the past year, certain customers’ beneficial ownership may have changed as a result of mergers and acquisitions. Therefore the revenue for our customers for prior periods has been adjusted to include the affiliates under common control. A summary of sales to these customers for the three and nine month periods ended September 30, 2007 and 2006 are set forth below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)
	2007	2006	2007	2006
Comcast	$106,140	$99,212	$299,887	$249,221
% of sales	41.7%	43.4%	40.4%	37.9%

Time Warner Cable	29,763	16,994	75,540	57,509
% of sales	11.7%	7.4%	10.2%	8.8%

Liberty Media International	13,289	19,822	49,118	70,261
% of sales	5.2%	8.7%	6.6%	10.7%

Cox Communications	12,458	20,710	40,120	73,572
% of sales	4.9%	9.1%	5.4%	11.2%
No other customer provided more than 10% of total sales for the three and nine months ended September 30, 2007 and 2006.
Comparison of Operations for the Three and Nine Months Ended September 30, 2007 and 2006
Net Sales
The table below sets forth our net sales for the three and nine months ended September 30, 2007 and 2006, for each of our product categories (in millions):

	Net Sales				Increase (Decrease) Between 2007 and 2006
	For the Three Months		For the Nine Months		For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,		Ended September 30		Ended September 30
	2007	2006	2007	2006	$	%	$	%
Product Category:
Broadband	$72.6	$87.6	$230.2	$271.8	$(15.0)	(17.1)	$(41.6)	(15.3)
Supplies & CPE	182.1	141.0	512.4	385.2	41.1	29.2	127.2	33.0

Total sales	$254.7	$228.6	$742.6	$657.0	$26.1	11.4	$85.6	13.0

The table below sets forth our domestic and international sales for the three and nine months ended September 30, 2007 and 2006 (in millions):

	Net Sales				Increase Between 2007 and 2006
	For the Three Months		For the Nine Months		For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,		Ended September 30		Ended September 30
	2007	2006	2007	2006	$	%	$	%
Domestic	$193.9	$174.2	$553.6	$493.5	$19.7	11.3	$60.1	12.2
International	60.8	54.4	189.0	163.5	6.4	11.8	25.5	15.6

Total sales	$254.7	$228.6	$742.6	$657.0	$26.1	11.4	$85.6	13.0

Broadband Net Sales 2007 vs. 2006
During the three and nine months ended September 30, 2007, sales of our Broadband products decreased by approximately 17.1% and 15.3%, respectively, as compared to the same periods from the prior year. These decreases in Broadband revenue resulted from:
•	As previously disclosed, sales of our CBR product decreased significantly year over year as this product line nears the end of its life. In the three and nine months ended September 30, 2007 we sold $2.4 million and $14.3 million, respectively, of CBR product as compared to $21.2 million and $92.4 million in the same periods last year, respectively. We anticipate that sales of CBR products will be immaterial in future periods.

•	The decline in CBR sales was partially offset with an increase in our CMTS product year over year as operators continue to expand their capacity to handle new services and greater bandwidth demand by their customers.
Supplies & CPE Net Sales 2007 vs. 2006
Supplies & CPE product revenue increased by approximately 29.2% and 33.0%, respectively, in the three and nine month periods ended September 30, 2007, as compared to the same periods in 2006. These increases reflect:
•	Increased sales of our EMTA product as operators ramped up deployment of VoIP. In the third quarter of 2007, we sold approximately 1.9 million EMTAs in comparison to approximately 1.3 million in the third quarter of 2006. In the first nine months of 2007 we sold 5.4 million EMTAs as compared to 3.5 million in the same period in 2006.
Gross Margin
The table below sets forth our gross margin for the three and nine months ended September 30, 2007 and 2006, for each of our product categories (in millions):

	Gross Margin $				Increase (Decrease) Between 2007 and 2006
	For the Three Months		For the Nine Months		For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,		Ended September 30		Ended September 30
	2007	2006	2007	2006	$	%	$	%
Product Category:
Broadband	$32.2	$40.5	$105.4	$124.8	$(8.3)	(20.5)	$(19.4)	(15.5)
Supplies & CPE	36.6	22.7	104.6	58.6	13.9	61.2	46.0	78.5

Total	$68.8	$63.2	$210.0	$183.4	$5.6	8.9	$26.6	14.5

The table below sets forth our gross margin percentages for the three and nine months ended September 30, 2007 and 2006, for each of our product categories:

	Gross Margin %				Increase (Decrease) Between 2007 and 2006
	For the Three Months		For the Nine Months		For the Three Months	For the Nine Months
	Ended September 30,		Ended September 30,		Ended September 30	Ended September 30
	2007	2006	2007	2006	Percentage Points
Product Category:
Broadband	44.3%	46.2%	45.8%	45.9%	(1.9)	(0.1)
Supplies & CPE	20.1%	16.1%	20.4%	15.2%	4.0	5.2
Total	27.0%	27.6%	28.3%	27.9%	(0.6)	0.4
Broadband Gross Margin 2007 vs. 2006
Broadband gross margin dollars and gross margin percentage were down year over year:
•	Gross margin percentage declined 1.9 percentage points in the third quarter 2007 as compared to the same period last year primarily as a result of lower price points for our CMTS product, as previously disclosed. Gross margin dollars declined by $8.3 million, or 20.5%, as a result of lower sales of CBR product, lower margin percentages for CMTS product, partially offset by increased sales of CMTS product.
•	Gross margin dollars and percentage also decreased as a result of start-up costs associated with the commencement of shipments of the D5 Universal Edge QAM. We expect margins of this product to sequentially improve over the next several quarters as cost reduction actions are implemented.

•	For the first nine months of 2007, gross margin dollars declined by $19.4 million, or 15.5%, due to lower CBR sales, partially offset by higher sales of CMTS.
Supplies & CPE Gross Margin 2007 vs. 2006
The Supplies & CPE category gross margin dollars and percentage increased year over year for both the third quarter and the first nine months:
•	The increase in revenues year-over-year significantly impacted gross margin dollars. This was predominantly related to our increase in sales of EMTAs. The improvement in gross margin percentage also contributed significantly to the increase in gross margin dollars.

•	Gross margin percentage improved by 4.0 percentage points and 5.2 percentage points, respectively, year over year for the three and nine month periods. The improvement was primarily the result of cost reductions and new product introductions. In early 2006, we implemented price reductions related to our EMTA products in conjunction with agreements entered into with customers that provided us with better market share and visibility. The reductions were implemented as we were in the process of introducing a cost reduced version of the product. Until the product was fully introduced in the first quarter 2007, we recorded lower gross margins.

•	Gross margin percentage in the third quarter 2007 was also impacted by sales of first generation Flexpath wideband modems. Sales of this product earn gross margins significantly below the product category average. We expect this trend to continue for several quarters until the DOCSIS wideband modem is introduced.
Operating Expenses
The table below provides detail regarding our operating expenses (in millions):

	Operating Expenses				Increase (Decrease) Between 2007 and 2006
	For the Three Months		For the Nine Months		For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,		Ended September 30		Ended September 30
	2007	2006	2007	2006	$	%	$	%
Selling, general, and administrative	$23.8	$21.5	$74.4	$64.5	$2.3	10.7	$9.9	15.4
Research & development	17.8	16.1	53.7	50.5	1.7	10.6	3.2	6.3
Restructuring & impairment	0.0	0.0	0.4	0.3	0.0	0.0	0.1	33.3
Amortization of intangibles	0.0	0.1	0.2	0.6	(0.1)	(100.0)	(0.4)	(66.7)

Total	$41.6	$37.7	$128.7	$115.9	$3.9	10.3	$12.8	11.0

Selling, General, and Administrative, or SG&A, Expenses
SG&A expenses increased year over year for both the three and nine months ended September 30, 2007 by $2.3 million and $9.9 million, respectively:
•	Employee-related costs increased $1.0 million and $3.2 million for both the three and nine months ended September 30, 2007, respectively. Over the past twelve months, we made the decision to supplement our staffing, particularly in sales and marketing.

•	We incurred higher legal costs in the three and nine month periods ended September 30, 2007 as compared to the same periods in 2006. The higher legal expenses relate primarily to ongoing activities related to potential patent claims. See Legal Proceedings in Part II, Item 1 for further discussion.

•	We incurred higher bad debt expense in the first nine months of 2007 as compared to the same period in 2006. In the first nine months of 2006, we recorded a $1.6 million gain related to previously written off accounts receivable. This did not reoccur in 2007.
Research & Development, or R&D, Expenses
We continue to aggressively invest in research and development. Our primary focus is on products that allow MSOs to capture new revenues, in particular, high-speed data, VoIP, and Video over IP; however, we also continue to place emphasis on reducing product costs and test equipment costs.
R&D expense increased $1.7 million and $3.2 million in the three and nine months ended September 30, 2007 as compared to the same periods in 2006, respectively:
•	We incurred higher employee-related costs of approximately $0.7 million and $3.2 million for the three and nine month periods, respectively.

•	A decrease in licensing fees in 2007 partially offset the above increase in R&D expense. In the first nine months of 2006, we incurred a $2.4 million expense for licensing fees related to our Fixed Mobile Convergence development as compared to a $1.5 million expense in the first nine months of 2007.
Restructuring and Impairment Charges
On a quarterly basis, we review our existing restructuring accruals and make adjustments if necessary. As a result of these evaluations, we did not record a charge during the three months ended September 30, 2007. However we recorded an increase to a restructuring accrual of $0.4 million during the nine months ended September 30, 2007, related to changes in estimates associated with real estate leases. These adjustments were required due to changes to the initial estimates used.
Amortization of Intangibles
Intangibles amortization expense for the three and nine months ended September 30, 2007 was $0.1 million and $0.2 million, respectively, and compares to expense of $0.1 million and $0.6 million, respectively, for the same periods in 2006. Our intangible expense represents the amortization of existing technology acquired as a result of the cXm Broadband acquisition in the second quarter of 2005.
Other Expense (Income)
Interest Expense
Interest expense for the three and nine months ended September 30, 2007 was $1.7 million and $5.0 million, respectively. Interest expense reflects interest and the amortization of deferred finance fees associated with our $276.0 million 2% convertible subordinated notes. In 2006, interest expense was immaterial due to the fact that we had no outstanding debt.
Interest Income
Interest income during the three and nine months ended September 30, 2007 was $6.3 million and $19.2 million respectively. During the same periods in 2006, interest income was $2.8 million and $6.4 million, respectively. The income reflects interest earned on cash, cash equivalents and short term investments, which increased year over year by approximately $378.6 million, primarily as a result of the receipt of the net proceeds from our 2% convertible subordinated notes offering, thus resulting in higher interest income.
Gain on Investments
We hold certain investments in the common stock of publicly-traded companies and also hold a number of non-marketable equity securities. For further discussion on the classification and the accounting treatment of these investments, see the Investments section within Financial Liquidity and Capital Resources. The gain on investments for the three and nine months ended September 30, 2007 was $3.5 million and $4.9 million, respectively. The gain on investments for both the three and nine months ended September 30, 2006 was approximately $30 thousand.
Loss (Gain) in Foreign Currency
During the three and nine months ended September 30, 2007, we recorded foreign currency losses/ (gains) of approximately $(0.1) million and $0.1 million, respectively, and compares to losses/ (gains) of $0.2 million and $(0.9) million for the same periods in 2006. The gains and losses were primarily driven by the fluctuation of the value of the euro, as compared to the U.S. dollar, as we have several European customers whose receivables and collections are denominated in euros. We have implemented a hedging strategy to mitigate the monetary exchange fluctuations from the time of invoice to the time of payment, and have occasionally entered into forward contracts based on a percentage of expected foreign currency receipts.
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
Income Taxes
In the nine months ended September 30, 2007 and 2006, we recorded income tax expense of $34.4 million and $2.6 million, respectively. See Note 11 of the Notes to the Consolidated Financial Statements for additional information about income taxes.
We anticipate that the effective tax rate, excluding any future discrete events, will be approximately 33% for the remainder of 2007.
Pending Acquisition
On September 23, 2007, we entered into a definitive agreement with C-COR Incorporated whereby we will acquire C-COR for a purchase price of approximately $730 million in a mix of cash and ARRIS stock. Under the terms of the definitive agreement, each share of common stock of C-COR will be converted into the right to receive, at the election of each of the individual holders of C-COR shares, either (i) a cash payment of $13.75 or (ii) 0.9642 shares of ARRIS, subject to pro ration if the elections exceed approximately 51% in cash or 49% in stock. The stock component of the consideration is subject to a limited adjustment if the average closing price of ARRIS stock for a ten trading day period ending three days prior to closing is greater than $15.69 or less than $12.83. The agreement may be terminated by either party if the average closing price during this period is less than $11.41. Subject to affirmative approval of both ARRIS and C-COR shareholders, and the satisfaction or waiver of the other conditions set forth in the agreement, the transaction is expected to close in December 2007. Through the first nine months of 2007, we have incurred approximately $1.9 million of various costs related to the pending transaction. These charges have been recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Accounting for Business Combinations, and are included in Other Assets on the Consolidated Balance Sheets.

Financial Liquidity and Capital Resources
Overview
One of our key strategies is to maintain and improve our capital structure. The key metrics we focus on are summarized in the table below:
Liquidity & Capital Resources Data

	Nine Months Ended September 30,
	2007	2006
	(in millions, except DSO and turns)
Key Working Capital Items
Cash provided by operating activities	$10.6	$79.2
Cash, cash equivalents, and short-term investments	$588.6	$210.0
Accounts receivable, net	$130.2	$120.7
Days Sales Outstanding (“DSOs”)	45	43
Inventory, net	$118.2	$101.1
Inventory turns	6.7	5.9
Inventory & Accounts Receivable
We place a strong emphasis on working capital management, particularly with respect to accounts receivable and inventory. We use turns to evaluate inventory management and days sales outstanding, or DSOs, to evaluate accounts receivable management.
Summary of Current Liquidity Position and Potential for Future Capital Raising
We believe our current liquidity position, including approximately $588.6 million of cash, cash equivalents, and short-term investments on hand as of September 30, 2007, together with the prospects for continued generation of cash from operations, are adequate for our short- and medium-term business needs. However, a key part of our overall long-term strategy may be implemented through acquisitions. In September 2007, we announced our intention to acquire C-COR for approximately $730 million, of which approximately $400 million will be paid in cash. Either in order to be prepared to make acquisitions generally or in connection with particular acquisitions, it is possible that we will raise additional capital through private, or public, equity or debt offerings. We believe we have the ability to access the capital markets upon commercially reasonable terms.
Commitments
Our contractual obligations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006. There has been no material change to our contractual obligations during the first nine months of 2007.
Cash Flow
Below is a table setting forth the key line items of our Consolidated Statements of Cash Flows (in millions):

	For the Nine Months Ended
	September 30,
	2007	2006
Cash provided by operating activities	$10.6	$79.2
Cash provided (used) by investing activities	(121.0)	17.2
Cash provided by financing activities	19.5	8.3

Net increase (decrease) in cash	$(90.9)	$104.7

Operating Activities:
Below are the key line items affecting cash from operating activities (in millions):

	For the Nine Months Ended
	September 30,
	2007	2006
Net income after non-cash adjustments	$93.1	$85.0
(Increase)/Decrease in accounts receivable	(15.4)	(37.5)
(Increase)/Decrease in inventory	(24.0)	12.8
Increase/(Decrease) in accounts payable and accrued liabilities	(24.4)	17.6
All other – net	(18.7)	1.3

Cash provided by operating activities	$10.6	$79.2

•	Cash generated by our net income, after non-cash adjustments, increased by $8.1 million reflecting increased sales and operating income.

•	Our accounts receivable level increased in 2007 and 2006, predominantly reflecting higher sales. Our DSO was 45 days for the first nine months of 2007 as compared to DSO of 43 days for the same period in 2006. We are presently and from time to time in discussions with customers about various business terms and conditions including market share, payment terms and other items. It is anticipated that such discussions could lead to an increase in our DSOs in the future.

•	Our inventory levels increased in the first nine months of 2007 as we consciously added stock of key products to better serve customer needs. However, we expect our inventory level to decrease in the fourth quarter of 2007. Inventory decreased in the first nine months of 2006 as we had fewer EMTAs on hand as compared to the end of 2005. Our customers modestly reduced their purchases in the fourth quarter of 2005 leaving us with a higher than expected level of inventory at year end. This corrected itself in the first half of 2006. Our inventory turns for the first nine months of 2007 were 6.7 as compared to turns of 5.9 for the same period in 2006.

•	Our accounts payable and accrued liabilities decreased in the first nine months of 2007 due to timing of purchases and payments.

•	All other — net includes the changes in other receivables, excess tax benefits from stock-based compensation plans, and prepaids and other, net. The other receivables represent amounts due from our contract manufacturers for material used in the assembly of our finished goods. The change in the excess tax benefits from stock-based compensation represents the excess of the tax deduction over the cumulative amount of compensation cost for awards which were exercised during the period. Also included is the change in our income taxes recoverable account, which is a result of the timing of the actual estimated tax payments during the year as compared to the actual tax liability for the year.

Investing Activities:
Below are the key line items affecting investing activities (in millions):

	Nine Months Ended
	September 30,
	2007	2006
Capital expenditures	$(11.2)	$(7.1)
TANDBERG – break-up fee, net of expenses paid	10.6	—
Cash paid for hedge related to terminated TANDBERG acquisition	(26.5)	—
Cash proceeds from hedge related to terminated TANDBERG acquisition	38.8	—
Purchases of available-for-sale securities	(295.6)	(51.9)
Disposals of available-for-sale securities	162.9	76.2

Cash provided by (used in) investing activities	$(121.0)	$17.2

     Capital Expenditures –
•	Capital expenditures are mainly for test equipment and computing equipment. As a result of our recent success with respect to our D5 QAM product line, we anticipate that we will have higher capital expenditures for lab equipment and test equipment in the fourth quarter of 2007. Our forecast for capital expenditures for 2007 is $13 million to $15 million.
     Gains Related to Terminated TANDBERG Acquisition, Net of Expenses -
Net proceeds of $22.8 million were received as a result of the terminated TANDBERG acquisition. The components include a termination fee of $18.0 million, gains on foreign exchange contracts we entered into to hedge the purchase price of $12.3 million, offset by expenses incurred of approximately $7.5 million.
     Purchases/Disposals of Available-for-Sale Securities –
This represents purchases and disposals of auction rate securities and other equity investments.
Financing Activities:
Below are the key line items affecting our financing activities (in millions):

	For the Nine Months Ended
	September 30,
	2007	2006
Excess tax benefits from stock-based compensation plans	$8.3	$0.5
Employer repurchase of shares to satisfy minimum tax withholdings	(3.1)	(2.0)
Proceeds from issuance of stock	14.3	9.8

Cash provided by financing activities	$19.5	$8.3

Cash provided from issuance of stock for both periods presented is primarily related to the exercise of stock options by employees.
When restricted stock vests ARRIS withholds the minimum shares to satisfy the minimum tax withholdings.
The change in the excess tax benefits from stock-based compensation represents the excess of the tax deduction over the cumulative amount of compensation cost for awards which were exercised during the period.

Interest Rates
As of September 30, 2007, we did not have any floating rate indebtedness or outstanding interest rate swap agreements.
Potential Changes in Accounting Pronouncements
The FASB recently announced, in the proposed FASB Staff Position APB 14-a: Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement, that it will modify, or interpret differently, the accounting principles that govern the reporting of interest expense with respect to certain convertible indebtedness, such as our 2% convertible notes that we have outstanding. The likely consequence of this will be an increase in our interest expense beginning in 2008 and a restatement which would increase reported interest expense in prior periods. These changes could be significant.
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
As of September 30, 2007, we had 11.4 million euros of option contracts outstanding which mature through 2008 as compared to the same period in 2006 when we had 16.2 million euros of options contracts outstanding. The fair value of option contracts as of September 30, 2007 is a liability of approximately $0.5 million. During the third quarter of 2007, we recognized a net loss of $0.6 million related to option contracts compared to a net loss of $0.2 million for the same period in 2006.
Financial Instruments
In the ordinary course of business, we, from time to time, will enter into financing arrangements, such as letters of credit, with customers. These agreements could include the granting of extended payment terms that result in longer collection periods for accounts receivable and slower cash inflows from operations and/or could result in the deferral of revenue.
ARRIS executes letters of credit in favor of certain landlords and vendors to guarantee performance on lease and insurance contracts. As of September 30, 2007 and December 31, 2006, we had approximately $1.1 million outstanding at the end of each period under letters of credit that were cash collateralized. Additionally, we have a cash collateral account agreement with our financial institution of $2.0 million as of September 30, 2007 and December 31, 2006, as security against potential losses with respect to our foreign currency hedging activities. The cash collateral is reported as restricted cash.
Cash, Short-Term Investments and Available-For-Sale Investments
Our cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) are primarily held in money market funds that pay either taxable or non-taxable interest. We hold short-term investments consisting of debt securities classified as available-for-sale, which are stated at estimated fair value. These debt securities consist of auction rate securities – paying either taxable or non-taxable interest. These investments are on deposit with major financial institutions
We hold certain investments in the common stock of publicly-traded companies totaling approximately $5.8 million as of September 30, 2007, which are classified as available-for-sale. As of December 31, 2006 we did not hold any of these investments. Changes in the market value of these securities are typically recorded in other comprehensive income and gain or losses on related sales of these securities are recognized in income. These securities are also subject to a periodic impairment review, which requires significant judgment. At September 30, 2007, we had unrealized losses related to available-for-sale securities of approximately $0.2 million included in comprehensive income. During the third quarter we also sold a portion of available-for-sale investments resulting in a pre-tax gain of approximately $3.5 million for the three and nine months ended September 30, 2007.
We previously offered a deferred compensation arrangement, which allowed certain employees to defer a portion of their earnings and defer the related income taxes. As of December 31, 2004, the plan was frozen and no further contributions are allowed. The deferred earnings are invested in a “rabbi trust,” and are accounted for in accordance with Emerging Issues Task Force Issue No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested. A rabbi trust is a funding vehicle used to protect the deferred compensation from various events (but not from bankruptcy or insolvency). During the second quarter of 2007, we recognized a gain related to the rabbi trust of $1.3 million in our statement of operations, which had previously been recorded as an unrealized gain and included in other comprehensive income. Therefore, as of September 30, 2007, there was no longer an unrealized gain related to the rabbi trust. At December 31, 2006, ARRIS had an accumulated unrealized gain related to the rabbi trust of approximately $1.3 million included in other comprehensive income.
Capital Expenditures
Capital expenditures are made at a level designed to support the strategic and operating needs of the business. ARRIS’ capital expenditures were $11.2 million in the first nine months of 2007 as compared to $7.1 million in the first nine months of 2006. ARRIS had no significant commitments for capital expenditures at September 30, 2007. Management expects to invest approximately $13 million to $15 million in capital expenditures for the fiscal year 2007.
Critical Accounting Estimates
The accounting and financial reporting policies of the ARRIS are in conformity with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management has discussed the development and selection of the Company’s critical accounting estimates with the audit committee of the Company’s Board of Directors and the audit committee has reviewed the Company’s related disclosures. Our critical accounting policies and estimates are disclosed extensively in our Form 10-K for the year ended December 31, 2006, as filed with the SEC. Our critical accounting estimates have not changed in any material respect during the nine months ended September 30, 2007. However, upon the adoption of FIN 48 on January 1, 2007, ARRIS has adopted the following critical policy with regards to income taxes.
Income Taxes
Our annual provision for income taxes and determination of the deferred tax assets and liabilities require management to assess uncertainties, make judgments regarding outcomes, and utilize estimates. To the extent the final outcome differs from initial assessments and estimates, future adjustments to our tax assets and liabilities will be necessary. There are two primary areas within accounting for income taxes where the Company must utilize its judgment in identifying and measuring income tax liabilities. First, the Company is required to record a valuation allowance when it is “more likely than not” that all or a portion of its deferred tax assets will not be realized. Second, since the Company adopted the provisions of FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes as of January 1, 2007, the Company must regularly assess the applicability of FIN 48. FIN 48 seeks to clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. See Note 11 of Notes to the Consolidated Financial Statements for further details regarding the adoption of this interpretation. The Company continually reviews both the adequacy of the valuation allowance related to its deferred tax assets and the sufficiency of its accrual related to uncertain tax positions to re-evaluate the many judgments and estimates utilized in establishing these two types of accounting accruals.

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
We have certain international customers who are billed in their local currency. Changes in the monetary exchange rates may adversely affect our results of operations and financial condition. To manage the volatility relating to these typical business exposures, we may enter into various derivative transactions, when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. The euro and the yen are the predominant currencies of those customers who are billed in their local currency. Taking into account the effects of foreign currency fluctuations of the euro and the yen versus the dollar, a hypothetical 10% weakening of the U.S. dollar (as of September 30, 2007) would provide a gain on foreign currency of approximately $0.6 million. Conversely, a hypothetical 10% strengthening of the U.S. dollar would provide a loss on foreign currency of approximately $0.6 million. As of September 30, 2007, we had no material contracts, other than accounts receivable, denominated in foreign currencies.
We regularly review our forecasted sources and uses of foreign currencies and enter into option contracts when appropriate. These contracts are marked-to-market at the close of every reporting period and the resulting gain or loss is included in net income. As of September 30, 2007, we had option contracts outstanding with notional amounts totaling 11.4 million euros, which mature through March 2008.
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
The cases are summarized as follows:
Currently, ARRIS is a party in two related Hybrid Patents proceedings (discussed below) pending in federal court in Texas and California. ARRIS has sought to clarify its intellectual property rights to the following four United States Patents: No. Re 35,774 (Reissue of U.S. Patent No. 5,347,304); No. 5,586,121; No. 5,818, 845; and No. 5,828,655 (the “Patents”). In both suits, ARRIS is seeking a declaratory judgment that it has a nonexclusive license to, and has the right to gain ownership rights in, the Patents. ARRIS’ allegations are based on the provisions of a January 11, 1999, license agreement (“License Agreement”) between the Patents’ former owner, Hybrid Networks, Inc. (“HNI”), and ARRIS’ predecessor in interest, Com21, Inc. (“Com21”). The License Agreement, which bound both parties’ successors, provided Com21 with a perpetual nonexclusive license to use, and a right-of-first-refusal to purchase, the Patents. Subsequently, ARRIS purchased substantially all of the assets of Com21, including all of Com21’s IP assets for the cable modem termination systems business, which, ARRIS believes, includes the rights under the License Agreement. Thus, ARRIS has argued in both cases that it has succeeded to Com21’s licensing and ownership rights to the Patents under the terms of the License Agreement. Hybrid Patents, Inc. (the party claiming current ownership of the patents) has sued or has made other claims against other customers of ours, and these customers either have or are expected to request indemnification from us.
Hybrid Patents, Inc. v. Charter Communications, Inc., Case No. 2:05-CV-436 (E.D. Tex). Charter Communications, Inc. (“Charter”) is one of ARRIS’ customers in ARRIS’ business of selling cable modem termination systems. Hybrid Patents, Inc. (“Hybrid Patents”) claims that it succeeded in interest as owner of the Patents from HNI. On September 13, 2005, Hybrid Patents sued Charter in this case for infringement of the Patents. Charter responded by bringing a third-party claim for indemnification against ARRIS and nine of Charter’s other suppliers, alleging that ARRIS and/or the other suppliers were responsible for any infringement due to products which infringed the Patents that any or all of them sold to Charter. After ARRIS answered, and filed a third-party claim against Hybrid Patents in which ARRIS asserted its rights to the Patents, Hybrid Patents brought a third-party claim for direct and contributory patent infringement against ARRIS. ARRIS has denied that it is liable for any patent infringement claims. The Texas court held a Markman hearing during which the judge requested summary judgment briefs from the parties addressing the Patents ownership issue. After briefing by the parties, the Court denied ARRIS’ summary judgment motion and granted Hybrid Patents’ summary judgment motion on the issue of Patent ownership. In so doing, the Court held that Hybrid Patents has standing in the case and that ARRIS is not a beneficial owner of the Patents. A memorandum opinion and order from the Court explaining its holding on the Patent ownership issue is forthcoming. ARRIS is contemplating whether it will appeal the Court’s summary judgment decision. The Court dismissed Charter’s third-party claims against ARRIS without prejudice, pursuant to a stipulation between the parties. Charter’s third-party claims against the other suppliers also were dismissed. The Court also dismissed Hybrid Patents’ claims against ARRIS without prejudice, pursuant to a stipulation between the parties. At the conclusion of trial, the jury returned a verdict in favor of Charter and against Hybrid Patents, finding that the Patents were valid but not infringed. Hybrid Patents has not yet indicated whether it intends to appeal. Hybrid Patents, Inc. has filed similar lawsuits against Comcast, Time Warner and other MSO customers.
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
In connection with the Company’s proposed acquisition of C-COR, Inc., the Company on October 31, 2007, was named as the defendant in a suit entitled CIBC World Market Corp. vs. ARRIS Group, Inc., Action No. 603605/2007, in the Supreme Court of the State of New York, New York County. In the suit CIBC asserts that it is entitled to a $4.0 million fee plus expenses (“fee”) at the closing of the proposed acquisition. The Company does not believe that any fee is or will be due to CIBC in connection with this proposed acquisition. The Company’s position is that its June 1, 2005, engagement with CIBC, pursuant to which CIBC asserts its claim, was terminated and that no fee is due under the engagement. Independent of that termination, CIBC was conflicted from representing the Company in the transaction, provided no services to the Company in connection with the transaction, and otherwise is estopped from asserting that it is entitled to a fee. The Company intends to contest the entitlement to a fee asserted by CIBC vigorously.

Item 1A. RISK FACTORS
Our business is dependent on customers’ capital spending on broadband communication systems, and reductions by customers in capital spending would adversely affect our business.
Our performance is dependent on customers’ capital spending for constructing, rebuilding, maintaining or upgrading broadband communications systems. Capital spending in the telecommunications industry is cyclical and can be curtailed or deferred on short notice. A variety of factors affect the amount of capital spending, and, therefore, our sales and profits, including:
•	General economic conditions;

•	Customer specific financial or stock market conditions;

•	Availability and cost of capital;

•	Governmental regulation;

•	Demands for network services;

•	Competition from other providers of broadband and high speed services;

•	Acceptance of new services offered by our customers; and

•	Real or perceived trends or uncertainties in these factors.
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
We may fail to realize the anticipated revenue and earnings growth and other benefits expected from the proposed acquisition of C-COR, which could adversely affect the value of our shares after the merger.
The acquisition of C-COR will involve the integration of two companies that previously operated independently. The integration of two previously independent companies is a challenging, time-consuming and costly process.
The value of shares of our common stock following completion of the merger will be affected by our ability to achieve the benefits expected to result from the merger. Achieving the benefits of the merger will depend in part upon meeting the challenges inherent in the successful combination of two business enterprises of the size and scope of ARRIS and C-COR, and the possible resulting diversion of management’s attention for an extended period of time. It is possible that the process of combining the companies could result in the loss of key employees, the disruption of our ongoing businesses, or inconsistencies in standards, controls, procedures, and policies that adversely affect our ability to maintain relationships with customers, suppliers, and employees, or to achieve the anticipated benefits of the merger. In addition, the successful combination of the companies will require the dedication of significant management resources, which could temporarily divert attention from the day-to-day business of the combined company.
There can be no assurance that these challenges will be met and that the diversion of management attention will not negatively impact our operations following the merger. Delays encountered in the transition process could have a material adverse effect on our revenues, expenses, operating results, and financial condition following the merger. Although we expect significant benefits, such as revenue and earnings growth, to result from the merger, there can be no assurance that we will actually realize any of these anticipated benefits.
Purchase accounting adjustments required under GAAP will have a significant impact on our GAAP earnings after the proposed C-COR acquisition, which could impact the trading price of our common stock.
Under U.S. GAAP, we are required to account for the C-COR merger using a set of accounting rules known as “purchase accounting,” whereby assets and liabilities of an acquired entity are recorded at fair value as of the date of acquisition. In connection with our proposed acquisition of C-COR, we expect that certain adjustments made as a result of the purchase accounting requirements will have a significant adverse effect on our GAAP earnings for at least the first year after the merger. These adjustments will include, but may not be limited to, fair market value adjustments to C-COR’s inventory, intangible assets, in-process research and development, and deferred revenue. For instance, deferred revenue currently reflected as a liability in C-COR’s financial statements and that, absent the merger, would be recognized over time as revenue will be substantially eliminated, thereby resulting in reduced revenue until the level of deferred revenue (or revenue that is instead recognized on a current basis) again builds to its current level. The initial purchase accounting adjustments, and their subsequent impact on financial results, do not necessarily reflect our future expected cash flows following the merger; however, the negative impact of such adjustments on our GAAP earnings after the merger could have a material adverse effect on the market price of our common stock.
Our results of operations after the proposed C-COR acquisition could be adversely affected as a result of goodwill impairment.
Under GAAP, when we acquire a business, SFAS No. 141, Accounting for Business Combinations requires us to record an asset called “goodwill” in an amount equal to the excess amount we pay for the business, including liabilities assumed, over the fair value of the tangible and intangible assets of the business. We expect that the proposed C-COR merger will result in the recognition of approximately $325 million in additional goodwill as of September 30, 2007. SFAS No. 142, Goodwill and Other Intangible Assets requires that goodwill and other intangible assets that have indefinite useful lives not be amortized, but instead be tested at least annually for impairment, and that intangible assets that have finite useful lives be amortized over their useful lives. In testing for impairment, SFAS No. 142 provides specific guidance for testing goodwill and other non-amortized intangible assets for impairment. SFAS No. 142 requires us to make certain estimates and assumptions, including, among other things, an assessment of market conditions and projections of cash flows, investment rates and cost of capital and growth rates. These estimates and assumptions can significantly impact the reported value of goodwill and other intangible assets. Absent any impairment indicators, we perform our impairment tests annually during the fourth quarter. Any future impairment would negatively impact our results of operations for the period in which the impairment is recognized.
Our business has primarily come from several key customers. The loss of one of these customers or a significant reduction in sales to one of these customers would have a material adverse effect on our business.
Our four largest customers (including their affiliates, as applicable) are Comcast, Cox Communications, Liberty Media International, and Time Warner Cable. For the nine months ended September 30, 2007, sales to Comcast accounted for approximately 40.4%, sales to Time Warner Cable accounted for approximately 10.2%, sales to Liberty Media International accounted for approximately 6.6%, and sales to Cox Communications accounted for approximately 5.4% of our total revenue. The loss of any of these customers, or one of our other large customers, or a significant reduction in the products or services provided to any of them would have a material adverse impact on our business. For each of these customers, we also are one of their largest suppliers. A consequence of that, if from time-to-time customers elect to purchase products from our competitors in order to diversify their supplier base and to dual-source key products or to curtail purchasing due to budgetary or market conditions, such decisions could have material consequences to our business. In addition, because of the magnitude of our sales to these customers the terms and timing of our sales are heavily negotiated, and even minor changes can have a significant impact upon or business.
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
Item 6. EXHIBITS

Exhibit No.	Description of Exhibit

10.1	Form of Incentive Stock Option Agreement under 2007 Stock Incentive Plan

10.2	Form of Nonqualified Stock Option Agreement under 2007 Stock Incentive Plan

10.3	Form of Restricted Stock Award Agreement under 2007 Stock Incentive Plan

31.1	Section 302 Certification of Chief Executive Officer, filed herewith

31.2	Section 302 Certification of Chief Financial Officer, filed herewith

32.1	Section 906 Certification of Chief Executive Officer, filed herewith

32.2	Section 906 Certification of Chief Financial Officer, filed herewith

SIGNATURES
Pursuant to the requirements the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARRIS GROUP, INC.
/s/ David B. Potts
David B. Potts
Executive Vice President, Chief Financial Officer, Chief Accounting Officer, and Chief Information Officer

Dated: November 2, 2007