Form 10-K
period 2007-12-31
ARRIS GROUP INC
filed 2008-02-29
CIK 1141107

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

For the fiscal year ended December 31, 2007

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

The aggregate market value of ARRIS Group, Inc.’s Common Stock held by non-affiliates as of June 29, 2007 was approximately $1.9 billion (computed on the basis of the last reported sales price per share of such stock of $17.59 on the NASDAQ Global Market System). For these purposes, directors, officers and 10% shareholders have been assumed to be affiliates.

As of January 31, 2008, 135,141,861 shares of ARRIS Group, Inc.’s Common Stock were outstanding.

Portions of ARRIS Group, Inc.’s Proxy Statement for its 2008 Annual Meeting of Stockholders are incorporated by reference into Part III.

i

PART I

Item 1.	Business

As used in this Annual Report, “we,” “our,” “us,” “the Company,” and “ARRIS” refer to ARRIS Group, Inc. and our consolidated subsidiaries.

General

Our principal executive offices are located at 3871 Lakefield Drive, Suwanee, Georgia 30024, and our telephone number is (678) 473-2000. We also maintain a website at www.arrisi.com. On our website we provide links to copies of the annual, quarterly and current reports that we file with the Securities and Exchange Commission, any amendments to those reports, and all Company press releases. Investor presentations also frequently are posted on our website. Copies of our code of ethics and the charters of our board committees also are available on our website. We will provide investors copies of these documents in electronic or paper form upon request, free of charge.

Glossary of Terms

Below are commonly used acronyms in our industry and their meanings:

Acronym	Terminology

AdVOD	Linear and Demand Oriented Advertising
ARPU	Average Revenue Per User
Cable VoIP	Cable Voice over IP
CAM	Cable Access Module
CBR	Constant Bit Rate
CLEC	Competitive Local Exchange Carrier
CMTS	Cable Modem Termination System
CPE	Customer Premises Equipment
CWDM	Coarse Wave Division Multiplexing
DBS	Digital Broadcast Satellite
DOCSIS®	Data Over Cable Service Interface Specification
DPI	Digital Program Insertion
DSG	DOCSIS® Set-Top Gateway
DSL	Digital Subscriber Line
EMTA	Embedded Multimedia Terminal Adapter
eQAM	Quadrature Amplitude Modulated
FMC	Fixed Mobile Convergence
FPGA	Field Programmable Gate Arrays
FTTH	Fiber to the Home
FTTP	Fiber to the Premises
GAAP	Generally Accepted Accounting Principles
GHZ	Gigahertz
GPA	General Purchase Agreements
HDT	Host Digital Terminal
HDTV	High Definition Television
HFC	Hybrid Fiber-Coaxial
IFRS	International Financial Reporting Standards
ILEC	Incumbent Local Exchange Carrier

Acronym	Terminology

IP	Internet Protocol
IPTV	Internet Protocol Television
Mbps	Megabits per Second
MPEG-2	Moving Picture Experts Group, Standard No. 2
MPEG-4	Moving Picture Experts Group, Standard No. 4
M-CMTS	Modular CMTS
MSO	Multiple Systems Operator
MTA	Multimedia Terminal Adapter
NGNA	Next Generation Network Architecture
nPVR	Network Personal Video Recorder
NSM	Network Service Manager
NIU	Network Interface Unit
PCS	Post Contract Support
PCT	Patent Convention Treaty
PSTN	Public-Switched Telephone Network
QAM	Quadrature Amplitude Modulation
QoS	Quality of Service
RF	Radio Frequency
RGU	Revenue Generating Unit
SDV	Switched Digital Video
SLA	Service Level Agreement
STB	Set Top Box
VAR	Value-Added Reseller
VOD	Video on Demand
VoIP	Voice over Internet Protocol
VPN	Virtual Private Network
VSOE	Vendor-Specific Objective Evidence

Overview

We are a global communications technology company specializing in integrated broadband network solutions that include products, systems and software for content and operations management, and professional services. We develop, manufacture and supply cable telephony, video and high-speed data equipment. In addition, we are a leading supplier of infrastructure products used by cable system operators to build-out and maintain HFC networks. We provide products and equipment principally to cable system operators and, more specifically, to MSOs. Our products allow MSOs and other broadband service providers to deliver a full range of integrated voice, video and high-speed data services to their subscribers. Our core strategy is to lead network operators through the transition to Internet Protocol-based networks by leveraging our extensive global installed base of products and experienced workforce to deliver network solutions that meet the business needs of our customers.

We operate in three segments:

1) Broadband Communications Systems (“BCS”)

2) Access, Transport and Supplies (“ATS”)

3) Media & Communications Systems (“MCS”)

A detailed description of each segment is contained below in “Our Principal Products.”

Industry Overview

In recent years, the technology offered by cable system operators has evolved significantly. Historically, cable system operators offered only one-way analog video service. In order to increase revenues and better position themselves competitively, MSOs have aggressively upgraded their networks, spending over 100 billion dollars during the past decade, to cost-effectively support and deliver enhanced voice, digital video and data services, such as high-speed data, telephony, digital video and video on demand.

By offering bundled packages of broadband services, these MSOs are seeking to gain a competitive edge over telephone companies and DBS providers, and to create additional revenue streams. Delivery of enhanced services also has helped MSOs offset slowing basic video subscriber growth and reduce their subscriber churn. To compete effectively against the DBS providers, MSOs have been upgrading and rebuilding their networks to offer digital video, which enables them to provide more channels and better picture quality than analog video. These upgrades to digital video also allow MSOs to roll out HDTV and new interactive services such as VOD. VOD services require video storage equipment and servers, systems to manage increasing amounts of different content and complementary devices capable of transporting, multiplexing and modulating signals to individual subscribers over a network. Additionally, the delivery of HDTV channels requires significantly more bandwidth than the equivalent number of standard definition channels. This demand for additional bandwidth is the key driver behind many of the changes being made to the cable operators’ network, and the investment in the products provided by ARRIS. One of the most significant changes that will occur over the next several years is a steady transition to an “all-digital” network. This is being done to reduce the amount of channel capacity dedicated to inefficient analog video by using digitized signals on the HFC plant. In most cases, this transition is being implemented in several steps by starting “digital simulcasting,” Digital simulcasting makes all channels available in digital format, in addition to simultaneously broadcasting the same channels in analog format for analog-only cable subscribers. This has further necessitated the growth and improvement in the transmission network to handle increased complexity and growth of network traffic. We are a leading provider of equipment enabling transmission of voice, video and data traffic within the MSO. We also are a leading provider of VOD server hardware and management software.

Another method being used by operators to more efficiently utilize the existing HFC capacity is to deploy a Switched Digital Video (“SDV”) capability. SDV provides the ability to transition from a Broadcast video paradigm to a Narrowcast video paradigm, in which a portion of the digital video broadcast programs are over-subscribed across a set of downstream channels. Only the channels being actively watched by consumers are ‘switched’ onto the HFC network by a smart EdgeQAM such as the D5 Universal EdgeQAM. This is a very cost-effective mechanism to reduce the number of channels required for Broadcast digital video, freeing up capacity for other services such as more HDTV or DOCSIS3.0 data services.

Demand for bandwidth capacity of cable systems is increasing as content providers (such as Google, Yahoo, YouTube, ABC, CBS, NBC, movie and music studios, and gaming vendors) are offering personalized content across multiple venues. For example, broadcast network shows and user-generated (“UG”) content, such as video downloads, personalized web pages, and video and photo sharing, have become commonplace on the Internet. Likewise, certain cable operators are experimenting with offering more content through the use of network personal video recorders (“nPVRs”) which, once copyright issues are resolved, are expected to add more traffic to the networks. Another bandwidth intensive service being offered by a major cable operator allows cable video subscribers to re-start programs on demand if they miss the beginning of a television show (time-shifted television). Television today has thus become more interactive and customized, thereby increasing the demands on the network. Further, the Internet has raised the bar on personalization with viewers increasingly looking for “similar” experience across screens — television, PC and phone, further increasing the challenges in delivering broadband content.

Cable operators are offering enhanced broadband services, including high definition television, digital video, interactive and on demand video services, high-speed Internet and voice over Internet Protocol. As these enhanced broadband services continue to attract new subscribers, we expect that cable operators will be required to invest in their networks to expand network capacity and support increased customer demand for personalized services. In the access portion, or “last-mile,” of the network, operators will need to upgrade headends, hubs, nodes, and radio frequency distribution equipment. While many domestic cable operators have substantially completed the initial network upgrades necessary to provide enhanced broadband services, they will need to take a scalable approach to continue upgrades as new services are deployed. In addition, many international cable operators have not yet completed the initial upgrades necessary to offer such enhanced broadband services and are expected to continue purchasing equipment to complete these upgrades.

Data and VoIP services provided by the MSOs are governed by a set of technical specifications promulgated by CableLabs® in North America and tComLabs® in Europe. While the specifications developed by these two bodies necessarily differ in a few details in order to accommodate the differences in HFC network architectures between North America and Europe, a significant feature set is common. The primary data standard specification for cable operators in North America is entitled DOCSIS®. Release 2.0 of DOCSIS® is the current governing standard for data services in North America. The parallel release for European operators is Euro-DOCSIS® Release 2.0. DOCSIS® 2.0 builds upon the capabilities of DOCSIS® 1.1 and adds additional throughput in the upstream portion of the cable plant — from the consumer out to the Internet. In addition to the DOCSIS® standards that govern data transmission, CableLabs® has defined the PacketCabletm specifications for VoIP. These specifications define the interfaces between network elements such as cable modem termination systems, or CMTSs, multimedia terminal adapters, or MTAs, gateways and call management servers to provide high quality IP telephony service over the HFC network.

MSOs have benefited from the use of standard technologies like DOCSIS® 1.1 and 2.0 and PacketCabletm. One of the fastest growing services, based on DOCSIS® and PacketCabletm standards, offered by the MSOs is cable telephony. Cable telephony allows MSOs to offer their customers local and long distance residential telephone service. Constant bit rate, or CBR, technology was the technology of choice for telephone services until late 2004. Rapid maturation of voice over Internet protocol (“VoIP”) technology in 2003 and 2004 resulted in PacketCabletm certified Internet protocol technology as the technology of choice for offering next-generation cable IP telephony services and, as a result, 2005 became a breakout year for the deployment of IP based voice services in the cable market. PacketCabletm certified Voice over IP, or Cable VoIP, permits cable operators to utilize the ubiquitous IP protocol to deliver toll-quality cable telephony services. The broad adoption of Cable VoIP by the MSOs could potentially cannibalize the deployment of data-only cable modems, as the customer premises devices that support VoIP also offer high-speed data access on the same equipment. We are a leading supplier of both head-end and customer premises equipment for VoIP services over cable. The demand for single family residential Voice over IP subscriber devices (“EMTA”) has continued to grow at a steady rate since the technology was first introduced in 2003. Cable operators worldwide have adopted VoIP as the primary method to offer voice services, and deployments have started in almost all major cities. Price pressures are strong in this market and therefore revenue growth is lower than unit growth. However, because of our current leadership position in this market, we expect to be able to maintain cost leadership and to lead in innovations which could expand the size of the market by creating demand in commercial enterprise and multiple-dwelling unit applications.

The growing market strength of telecommunications service providers’ fiber-to-the-home (“FTTH”) services is mounting a significant threat to cable MSOs. As a competitive response, a new standard, DOCSIS 3.0 has been developed and commercial deployments are expected starting in 2008. DOCSIS 3.0 will allow MSOs to provide higher data rates to compete with fiber’s capability. DOCSIS 3.0 is also a key enabler of Video over IP where multiple channels can now be used to deliver video over a common network infrastructure. MSOs are beginning to investigate Video over IP as an alternative and are engaging the vendor community, including ARRIS, in discussions. ARRIS is actively developing DOCSIS 3.0 products.

Our Strategy

Our long-term business strategy includes the following key elements:

•	Transition to IP with an “Everything IP, Everywhere” philosophy and build on current market successes;

•	Leverage our current voice, video, and data businesses;

•	Expand our existing product/services portfolio through internal developments, partnerships and acquisitions; and

•	Maintain and improve an already strong capital and expense structure.

To fulfill our strategy, we develop technology, facilitate its implementation, and enable operators to put their subscribers in control of their entertainment, information, and communication needs. Through a set of business solutions that respond to specific market needs, we are integrating our products, software, and services solutions to work with our customers as they address Internet Protocol telephony deployment, high speed data deployment, high definition television content expansion, on demand video rollout, operations management, network integration, and business services opportunities.

Specific aspects of our strategy include, through both internal development effort and acquisitions:

Providing a Comprehensive Line of Broadband Products.  We offer a full range of high speed data, voice and video products including fiber optic transmission and radio frequency products with up to one gigahertz bandwidth capacity to transmit both radio frequency and optical signals in both directions over hybrid fiber coax networks between “the headend and the curb.”

Offering a Unified Video Platform for On Demand Services.  We offer a Unified Video Delivery Platform that allows network operators to offer a full line of on demand services such as switched digital video, video on demand, dynamic digital advertising, and network based-personal video recorders, from a single server and software management system. Using open industry standards, we help network operators build new systems and transition existing facilities.

Providing Integrated Software Solutions to Enhance Content and Operations Management.  Our applications-oriented Internet Protocol software allows cable operators to automate and proactively manage their networks to maximize quality of service and return on investment. Cable operators need enhanced network visibility, flexibility, and scalability to provide the latest services to their customers. Our modular, interoperable applications provide network operators with the subscriber management, content management, and network optimization and service assurance tools needed to capture revenue-generating opportunities.

Integrating Products, Content and Operations Management Systems, and Services for End-to-End Solutions.  We integrate our expertise in products, content and operations management systems, and professional services to offer customer-focused applications for expanding network capacity, combining video on demand programming with dynamic advertisements, coordinating management of network devices and services with technicians in the field, controlling network traffic and verifying subscriber usage levels, and managing the full lifecycle for deploying voice over Internet services.

Expansion via Strategic Acquisitions.  To further our strategy we recently acquired C-COR Incorporated., in a cash and stock transaction valued at approximately $680.4 million. The transaction closed on December 14, 2007. As a result of this acquisition, we now have substantially greater scale and critical mass, as well as greater product breadth and enhanced customer diversity. As the cable system industry has continued to consolidate, supplier scale and product breadth have become increasingly important. On a combined basis, we expect our increased product breadth and greater scale to be strategically relevant to our customers, thereby giving us an opportunity to capture a larger share of their spending. The combination of our industry-leading voice, data and video products together with leading access, transmission, video and software solutions better position the combined business than either company individually. Our new organization has an impressive global footprint with excellent customer and product line diversity and an even stronger international presence both in terms of sales and staff presence. The ability to offer end-to-end solutions should enable us to optimize customer relationships and derive greater product pull through.

Our Principal Products

A broadband cable system consists of three principal components:

•	Headend. The headend is a central point in the cable system where signals are received via satellite and other sources. Interfaces that connect the Internet and public switched telephony networks are located in the headend. The headend organizes processes and retransmits those signals through the distribution network to subscribers. Larger networks include both primary headends and a series of secondary headends or hubs.

•	Distribution Network. The distribution network consists of fiber optic and coaxial cables and associated optical and electronic equipment that take the combined signals from the headend and transmits them throughout the cable system to optical nodes and ultimately the subscriber premises. The Distribution Network also collects requests and transmissions from subscribers and moves them back to the headend for processing.

•	Subscriber Premises. Cable drops extend from multi taps to subscribers’ homes and connect to a subscriber’s television set, set-top box, telephony network interface device or high speed cable modem.

We provide cable system operators with a comprehensive product offering for the headend, distribution network and subscriber premises. We divide our product offerings into three segments:

Broadband Communications Systems (“BCS”):

•	VoIP and High Speed Data products

•	CMTS

•	2-Line Residential E-MTA

•	Multi-line E-MTA for Residential and Commercial Services

•	Wireless Gateway E-MTA

•	High-speed data Cable Modems

•	Video / IP headend products

•	CMTS

•	Universal EdgeQAM

•	Constant Bit Rate telephony products

Access, Transport and Supplies (“ATS”):

•	HFC plant equipment products, including

•	Headend and hub products

•	Optical nodes

•	Radio frequency products and

•	Transport products

•	Infrastructure products for fiber optic or coaxial networks built under or above ground, including

•	Cable and strand

•	Vaults

•	Conduit

•	Drop materials

•	Tools

•	Connectors and

•	Test equipment

Media & Communications Systems (“MCS”):

•	Content and Operations management systems, including products for

•	Video on Demand

•	Ad Insertion and

•	Digital Advertising

•	Operations management systems, including products for

•	Service Assurance

•	Service Fulfillment and

•	Mobile Workforce Management

•	Fixed Mobile Convergence Network, including product for

•	A Mobility Application Server (“MAS”) for continuity of services across wireless and Packetcable Networks

•	A Voice Call Continuity (“VCC”) Application Server for continuity of services in IP Multimedia Subsystem (“IMS”) Networks

Broadband Communication Systems

Voice over IP and Data Products

Headend — The heart of a Voice over IP headend is a CMTS. A CMTS, along with a call agent, a gateway, and provisioning systems, provides the ability to integrate the Public-Switched Telephone Network, or PSTN, and high-speed data services over a HFC network. The CMTS provides the software and hardware to allow IP traffic from the Internet, or traffic used in VoIP telephony, to be converted for use on HFC networks. The CMTS is also responsible for initializing and monitoring all cable modems and EMTAs connected to the HFC network. We provide two products, the C4®CMTS and the C3® CMTS, used in the cable operator’s headend that provide VoIP and high-speed data services to residential or business subscribers. The CMTS is a highly complex, reliable, real-time sensitive element of a carrier-grade broadband network, responsible for ensuring the quality of the services provided.

Subscriber Premises — Subscriber premises equipment includes DOCSIS® certified cable modems for high-speed data applications as well as Euro-DOCSIS® certified versions and PacketCabletm Certified EMTAs for VoIP applications in both DOCSIS® and Euro-DOCSIS® networks. The PacketCabletm solution builds on DOCSIS® and its quality of service enhancements to support lifeline telephony deployed over HFC networks. Our Touchstone® product line provides carrier-grade performance to enable operators to provide all data, telephony and video services on the same network using common equipment. The Touchstone product line consists of the Touchstone CM550, WBM650, and WBM 750 series of cable modems and the Touchstone® TM402, TM502, TM602 and TM702 series of telephony modems.

Video/IP Products

Headend — We market our Video / IP headend equipment as the D5tm product line. The D5tm Universal Edge QAM converts digital video and IP data into radio frequency signals that can be transmitted on a cable service provider’s HFC plant. The D5tm Universal Edge QAM is compatible with DOCSIS® cable modems as well as MPEG-2 and MPEG-4 set top boxes. The D5tm Universal Edge QAM is ideal for service providers deploying video on demand and switched digital video (SDV) services where many unicast channels are required. The D5tm Universal Edge QAM is also forward compatible with M-CMTStm standards being developed by CableLabs®. A cable service provider can deploy the D5tm Universal Edge QAM today for MPEG-2 digital video applications and convert it to modular CMTS and IPTV applications in the future.

Constant Bit Rate Products

Historically, we have offered a number of constant bit rate (CBR) voice over cable products. These CBR products have included, for headend equipment, our products under the brand name Cornerstone® Voice, and for subscriber premises, our products marketed under the brand name Cornerstone® Voice Port. However, since 2004, our customers have been migrating from CBR to VoIP. CBR product revenues are now immaterial.

Access Transport and Supplies

The traditional hybrid fiber coax network connects a headend to individual residential and or business users through a progression of fiber optic and coaxial cables and a variety of electrical and optical devices that modulate, transmit, receive, and amplify the radio frequency and optical signals as they move over the network. The local hybrid fiber coax network consists of three major components: the headend and hubs, optical nodes, and the radio frequency plant. We offer product lines for all three components in a variety of bandwidths, up to and including one Gigahertz capability, as well as coarse wave division multiplexing (CWDM) and denser wave division multiplexing (DWDM), which provide more capacity per subscriber over existing infrastructures or provide state-of-the-art capacity for new networks.

Headend and Hubs

We offer a broad range of managed and scalable headend and hub equipment for domestic and international applications. The benchmark design of our market leading CHP 5000 compact headend products with advanced CWDM and DWDM technologies lower the capital costs of delivering more bandwidth per subscriber while enabling network operators to increase their network capacity for advanced services, such as video on demand, high definition television, high speed Internet, and voice over Internet Protocol.

Nodes

The general function of the node in the local hybrid fiber coax network is to convert information from optical signals to radio frequency signals for distribution to the home or business. Our node series offers the performance service, and segmentability, and cost efficiency required to meet the demands of the most advanced network architectures. Our nodes utilize space and cost-saving scalable technology that allows network operators to have a “pay-as-they-grow” approach in deploying their infrastructure, minimizing capital expenditures while maximizing network service availability and performance. During 2007, we introduced a new, mid-sized scalable segmentable one Gigahertz fiber optic node used to segment networks to serve fewer homes and increase the effective network capacity available to each subscriber. This node complements a broader segmentable node offering and can be purchased as a complete product or it can be installed as an upgrade to our previously deployed trunk and bridger amplifiers. We also introduced the first segmentable cabinet style node targeted at the specific architectural demands of our European market.

Radio Frequency Products

The radio frequency products transmit information between the optical nodes and subscribers. These products are radio frequency amplifiers that come in various configurations such as trunks, bridgers, and line extenders to support both domestic and international markets. A trunk amplifier moves information across greater distances in a network and is typically used when the node serving area is greater than 500 homes or the home densities are low. A bridger splits the signal and amplifies it to higher levels in order to send it to a greater number of destinations. Line extenders move the signal through the last mile of the plant to the home or business. Representing one of the largest installed bases in the industry, our amplifiers use drop-in replacement modules to allow cost and timesaving upgrades for the operators. Many of these amplifiers are complemented by optical nodes upgrade kits to provide a wide array of options for the operators to enhance the capacity of their networks.

Supplies

We offer a variety of products that are used by MSOs to build and maintain their cable plants. Our products are complemented by our extensive distribution infrastructure, which is focused on providing efficient delivery of products from stocking or drop-ship locations.

We believe the strength of our product portfolio is our broad offering of trusted name-brand products, strategic proprietary product lines and our experience in distribution. Our name-brand products are manufactured to our specifications by manufacturing partners. These products include taps, line passives, house passives and premises installation equipment marketed under our Regal® brand name; MONARCH® aerial and underground plant construction products and enclosures; Digicon® premium F-connectors; and FiberTel fiber optic connectivity devices and accessories. Through our product selection, we are able to address substantially all broadband infrastructure applications, including fiber optics, outside plant construction, drop and premises installation, and signal acquisition and distribution.

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

Media & Communications Systems

Our integrated, application-oriented Internet Protocol solutions are designed to enable network operators to effectively deploy and manage revenue-generating, on demand entertainment and information services. Built on open industry standards, our solutions can be tailored to the operators’ needs — from a bundled suite to a point-specific application. Our solutions provide for an efficient and cost-effective transition to Internet Protocol-oriented network services.

On Demand and Ad Insertion

Our Unified Video Delivery Platform eliminates the need for multiple hardware and software management systems to deliver and manage video on demand (“VOD”), linear and demand-oriented advertising (“AdVOD”), network-based digital video recording (“nPVR”), and switched digital video (“SDV”) services. Also, this platform streams content and advertising to any device, whether mobile, personal computer, or standard, high definition and Internal Protocol television, all from a single server. Our content management system offers a set of management and technical business tools to help cable operators migrate networks to digital in order to efficiently allocate bandwidth and to lower operating costs. Our professional service personnel can add project management support for switched digital video implementation. In 2007, we announced a new product, VOD In a Boxtm, an on demand solution designed to reduce the complexity, cost, and time required to successfully deploy video on demand in smaller markets serving 25,000 digital customers or less.

nABLEtm On Demand Software

Our On Demand Management System lets network operators manage all aspects of video on demand — the system, the content, and the business — from a single, integrated platform that gives real-time control and visibility to achieve maximum revenue. nABLE, which is at the heart of our unified video delivery platform, reduces manual intervention, simplifies operations, and reduces costs with one process to manage delivery of on demand services at corporate, regional, and local levels, all in real time and across different video on demand delivery systems.

Digital Advertising

Using our Digital Program Insertion (“DPI”), network operators can reach both digital and analog customers from one, cost-effective platform. This allows for a smooth, scalable transition from analog-only systems and helps raise revenues from a variety of advertising models, including high definition ad insertion with standard and high definition content, local and long form ads, and targeted advertising by geographic and demographic segment. Telescoping, a form of viewer selected advertising, puts the consumer in control by allowing users to seek successive levels of detail about a given product or service being advertised. In 2007, we announced our participation in a major market pilot of dynamic, real-time video on demand ad insertion, a key step in bringing personalized advertising to video on demand. We believe this integrated, dynamic advertising launch will also provide ad viewing data that allows advertisers to understand exactly how the ad was viewed on a daily basis.

Operations Management Systems

We provide a unified operations support system (“OSS”) suite of products that allows customers to ensure high levels of service availability through offering visibility, analysis, and control to address their bandwidth management, network optimization and assurance, and automated workforce needs. This OSS suite provides a set of applications that support network operators’ business and engineering needs by reducing the cost and complexity of managing standards-based (DOCSIS®) and hybrid fiber coax networks while speeding deployment of new Internet Protocol services in cable networks.

Service Assurance

Customers can enhance and improve business processes with our Assurance applications (ServAssureTM) by reducing time to repair outages, minimizing truck rolls, and automating management of revenue-generating services. We provide the tools for cable operators to have a 360o, real-time view of their networks. With over 20 million devices in subscribers’ homes being monitored worldwide, our Assurance applications help communicate network and device status across the entire network, proactively pinpointing outage locations and impact on subscribers, and forecasting and planning for maximum network capacity.

Service Fulfillment

Our Fulfillment application automates the effective utilization of bandwidth for delivering video on demand, Internet telephony, gaming, and a whole host of content applications available to consumers today. By ensuring standards-based quality of service (“QoS”), this tool lets network operators prioritize or de-prioritize specific data packets as needed, while providing an infrastructure for event-based billing based on bandwidth usage. The consumer is placed in control with tools to select from services on an as-needed, bandwidth on demand basis.

Mobile Workforce Management

Our suite of field service management tools combines browser-based business applications with real-time connectivity to the mobile workforce through wireless data connections and mobile computing devices. By managing service delivery and network integrity, we help network operators reduce operating expenses by minimizing the need to send technicians on service and maintenance calls while maximizing service quality and customer retention.

Fixed Mobile Convergence (“FMC”)

Our Mobility and Voice Call Continuity Application Servers provide a migration strategy for cable operators’ digital voice services, allowing them to evolve their existing landline voice service by degrees into a fully-converged landline and wireless offering. ARRIS is unique in bringing to the table both “loosely-coupled” convergence capabilities, such as our single-number service and full “dual mode” FMC capabilities deployable today, together with the client-side and wireless network partnerships necessary to make deployments happen.

Sales and Marketing

We are positioned to serve customers worldwide with a strong sales organization complemented by our sales engineering and professional services team. We maintain sales offices in Colorado, Georgia and Pennsylvania in the United States, and in Argentina, Chile, Hong Kong, Japan, Korea, The Netherlands, and Spain. Our sales engineering team assists customers in system design and specification and can promptly be onsite to resolve any problems that may arise during the course of a project. Our Network Services provides outsourced professional services through experienced and highly skilled personnel who work with network operators to design and keep their networks operating at peak performance. Core competencies include network engineering and design, project management for launching advanced applications over complex broadband networks, and solutions to move today’s sophisticated networks forward to Internet Protocol and digital services.

Additionally, we have agreements in various countries and regions with VARs, sales representatives and channel partners that extend our sales presence into markets without established sales offices. We also maintain an inside sales group that is responsible for regular phone contact with the customer, prompt order entry, timely and accurate delivery, and effective sales administration.

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

Additionally, we provide 24x7 technical support, directly and through channel partners, as well as training for customers and channel partners, as required, both in our facilities and at our customers’ sites.

Customers

The vast majority of our sales are to cable system operators worldwide. As the U.S. cable industry continued a trend toward consolidation, the six largest MSOs controlled approximately 89.2% of the RGUs within the U.S. cable market (according to Dataxis in the third quarter 2007), thereby making our sales to those MSOs critical to our success. Our sales are substantially dependent upon a system operator’s selection of ARRIS’ network equipment, demand for increased broadband services by subscribers, and general capital expenditure levels by system operators. Our two largest customers (including their affiliates, as applicable) are Comcast, and Time Warner Cable. From time-to-time, the affiliates included in our revenues from these customers have changed as a result of mergers and acquisitions. Therefore, the revenue for our customers for prior periods has been adjusted to include, on a comparable basis for all periods presented, the affiliates currently understood to be under common control. Our sales to these customers for the last three years were:

	Years Ended December 31,
	2007	2006	2005
	(in millions)

Comcast	$395.2	$345.8	$163.3
% of sales	39.8%	38.8%	24.0%
Time Warner Cable	$106.4	$82.8	$72.3
% of sales	10.7%	9.3%	10.6%

We have executed general purchase agreements (“GPAs”) with several of our large customers that detail the commercial terms and conditions for sales. These GPAs do not obligate the customer to a specific volume of business. The vast majority of our sales, whether to customers with GPAs or otherwise, result from periodic purchase orders. A summary of the status of the GPAs with Comcast, and Time Warner Cable, Inc. follows:

Comcast.  Effective August 29, 2007, we consolidated into a single agreement our existing agreements to supply Comcast with C4® CMTS equipment, Touchstone Telephony Modems, and cable television supplies. We also added D5tm Edge QAM products to the agreement and extended the term until December 31, 2009. Comcast is also a customer for our VOD and Ad Insertion products governed under agreements with C-COR that pre-date our recent acquisition.

Time Warner Cable, Inc.  We supply Time Warner Cable ARRIS Touchstone Telephony Modems, C4® CMTS products, VOD, Optical and RF Infrastructure products and Assurance products under various agreements, including several agreements with C-COR that pre-date our recent acquisition. The agreements to supply Touchstone® Telephony Modems, multi-line EMTAs for deployment of Commercial Services, and C4® CMTS products to Time Warner Cable expire on December 31, 2008.

International Operations

Our international revenue is generated primarily from Asia-Pacific, Europe, Latin America and Canada. The Asia-Pacific market includes China, Japan, Korea, Singapore, and Taiwan. The European market includes Austria, Belgium, France, Germany, the Netherlands, Norway, Poland, Portugal, Spain, Sweden and Switzerland. The Latin American market includes Argentina, Brazil, Chile, Colombia, Mexico, Peru and Puerto Rico. Revenues from international customers were approximately 27.0%, 25.1% and 27.1% of total revenues for 2007, 2006 and 2005, respectively.

We continue to strategically invest in worldwide marketing and sales efforts, which have yielded some promising results in several regions. We currently maintain international sales offices in Argentina, Chile, Hong Kong, Japan, Korea, The Netherlands, and Spain.

Research and Development

We operate in an industry that is subject to rapid changes in technology. Our ability to compete successfully depends in large part upon anticipating such changes. Accordingly, we engage in ongoing research and development activities in response to our customers’ needs with the intention to advance existing product lines and/or develop new offerings. We are committed to rapid innovation and the development of new technologies in the evolving broadband market. New products are developed in our research and development laboratories in Beaverton, Oregon; Cork, Ireland; Lisle, Illinois; Shenzhen, China; State College, Pennsylvania; Suwanee, Georgia; and Wallingford, Connecticut. We also form strategic alliances with world-class producers and suppliers of complementary technology to provide “best-in-class” technologies focused on “time-to-market” solutions.

We believe that our future success depends on our rapid adoption and implementation of broadband local access industry specifications, as well as rapid innovation and introduction of technologies that provide service and performance differentiation. To that end, we believe that the C4® CMTS product line continues to lead the industry in areas such as fault tolerance, wire-speed throughput and routing, and density. The C3tm CMTS is designed for small to mid-size operators who are looking for a CMTS that delivers superior RF performance while only occupying one rack unit of space for delivering high-speed data services, including VPN services. We announced several significant new customer wins during 2007 for the CMTS product line. Notable wins include, Cablemas, Wide Open West (WOW) and Katch. The Touchstone® product line offers a wide-range of DOCSIS®, Euro-DOCSIS® and PacketCabletm certified products, including Touchstone® Cable Modems, Touchstone® Telephony Modems and Touchstone® Telephony Ports. The D5tm Universal Edge QAM is the first dense edge QAM to provide a forward path to the modular CMTS of the future. We won a significant order with Comcast for Switched Digital Video delivery application for this product line in the third quarter of 2007.

Additionally our research and development has focused on 1 GHz access products. We were the first to introduce this type of product in the industry. In particular, our CHP 5000 headend platform and OptoMax nodes provide a wide variety of options to the operator to extend the capacity of their existing infrastructures through service group segmentation or multi-wavelength optical transport. We are also continuously improving our market leading VOD back-office systems and Ad Insertion products. Enhancements include innovations that improve subscriber experience and help control the MSOs’ operational expenditures.

Research and development expenses in 2007, 2006, and 2005 were approximately $71.2 million, $66.0 million, and $60.1 million, respectively. These costs include allocated common costs associated with information technologies and facilities.

The following trends impact our current product development activities:

•	Continued development and acceptance of open standards for delivering voice, video and data;

•	Widespread deployment of VoIP;

•	Continued increase in peer-to-peer services accelerating demand for new services requiring intensive, high-touch processing and sophisticated management techniques;

•	Increasing demand for higher speed broadband connections to the home;

•	The rapid adoption of video on demand and switched digital video services;

•	Expanded deployment of high definition video channels;

•	Innovations in video encode/decode technology making possible very low bit rate, high quality video streaming

•	Increased competition from DBS and telephone companies that drives our customers to focus on delivering additional and enhanced services. These services include more HDTV, faster internet speeds and more video options, including niche video content. All these services drove an increase in bandwidth towards 1GHz and reduction in service group sizes

•	Decreased size of service groups through the segmenting of nodes and the implementation of new optics to support those nodes

•	Growing scarcity of dark fiber for the provision of new service applications

•	Increased focus on Commercial Services by our customer base

•	Increased complexity of triple play markets and SLAs for QoS driving stringent requirements for management tools;

•	Increased use of comprehensive tool sets to reduce operating expenses and improve QoS;

•	Increasing digital STB penetrations which adds complexity and network constraint

•	Lower ARPU markets requiring cost effective management tools; and

•	Continued silicon integration and chip fabrication technology innovations are making possible very low cost, multi-functional broadband consumer devices, integrating not only telephony but wireless and video decompression and digital rights management functionality.

As a result, our product development activities are directed, primarily, in the following areas:

•	Development of network and client technologies to address the emerging worldwide market opportunities in next generation video and multimedia delivery (video over IP and PacketCabletm multimedia), as embodied in CableLabs® DOCSIS® 3.0 and M-CMTS standards including 100Mbps+ data speeds, IPv6 address and routing support, enhanced data security, and enhanced multicast video support;

•	Development of new CMTS line cards to separate upstream and downstream functions to provide greater flexibility to our customers to add network capacity

•	Development of Modular-CMTS capabilities on the C4® and D5tm products to allow for convergence of voice, video and data traffic

•	Rapid development and delivery of C4® and C3tm CMTS features, including DOCSIS® 2.0 and 3.0, DOCSIS® Set-top Gateway or DSG and PacketCabletm Multimedia support, Layer 3 routing enhancements, packet inspection and filtering features, security enhancements, and increased downstream/upstream density;

•	Expanding the range of next-generation, lithium-ion-based Touchstone® Telephony Modem EMTAs for both residential and commercial voice and data applications;

•	Product value engineering and cost reductions;

•	Development of switched digital video features on the D5tm Universal Edge QAM;

•	Network segmentation options for node families that provide MSOs scalable, flexible network capacity with a minimal impact to existing infrastructures;

•	Multi-wavelength optical transport solutions to maximize the utilization of limited, existing MSO fiber infrastructures;

•	Release and qualification of a 1 GHz Optical Lid Upgrade providing a solution for fiber deeper architectures and advanced services like SDV, HSD, HD and VOIP.

•	Qualification of “drop-in” 1 GHz Amplifiers providing bandwidth enhancement for plant modernization while minimizing the need for plant disruptions associated with resplicing.

•	Qualification of mid-sized Segmentable Node, 1 GHz providing bandwidth expansion and a pay as you grow solution.

•	Next generation Mobile Workforce Management System;

•	Expanding capabilities of ServAssuretm;

•	VOD in a Box — The ability to launch VOD, nPVR, and SDV using a unified low cost video server platform;

•	Development of innovative VOD and Ad Insertion solutions;

•	Development of a Fixed Mobile Convergence application server for seamless call control handling; and

•	Process innovations to lower development and manufacturing costs.

Intellectual Property

We have an aggressive program for protecting our intellectual property. As of January 31, 2008, the program consists of maintaining our portfolio of 147 issued patents (both U.S. and foreign) and pursuing patent protection on new inventions (currently more than 200 U.S. patent applications and U.S. provisional patent applications are pending plus 31 pending foreign applications). In our effort to pursue new patents, we have created a process whereby employees may submit ideas of inventions for review by management. The review process evaluates each submission for novelty, detectability, and commercial value. Patent applications are filed on the inventions that meet the criteria. ARRIS has 45 registered or pending trademarks. In addition, we hold an exclusive license, for use in our field, of numerous patents relating to fiber optic and radio frequency transmission equipment and technology, and network management techniques and services.

Our patents and patent applications generally are in the areas of telecommunications hardware and related technologies. Our recent research and development has led to a number of patent applications in technology related to DOCSIS®. Our January 2002 purchase of the assets of Cadant® resulted in the acquisition of 19 U.S. patent applications, seven Patent Convention Treaty (“PCT”) applications, five trademark applications, one U.S. registered trademark and five registered copyrights. The Cadant® patents are in the area of CMTS. Our March 2003 purchase of the assets of Atoga Systems resulted in the acquisition of 5 U.S. patent applications. Our Atoga patents are in the area of network traffic flow. In August 2003, we acquired various assets of Com21, Inc. Included in those assets were 16 issued U.S. patents plus 18 U.S. patent applications. The Com21 patents cover a wide range of technologies, including wide area networks, fiber and cable systems, automated teller machine networks and CMTS. In 2005, we acquired assets of coaXmedia, Inc. including 7 currently pending U.S. patent applications, primarily in the field of providing broadband access in a multi-user environment. Our December 2007 purchase of C-COR resulted in the acquisition of 61 issued U.S. patents, 59 U.S. patent applications, and an exclusive license, for use in our field, of numerous patents relating to fiber optic and radio frequency transmission equipment and technology, and network management techniques and services. The C-COR patents are in the area of fiber optic and radio frequency transmission equipment and technology, and network management techniques and services.

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

From time-to-time there are significant disputes with respect to the ownership of the technology used in our industry and patent infringements. See Part I, Item 3, “Legal Proceedings”

Product Sourcing and Distribution

Our product sourcing strategy for products other than Access and Transport products centers on the use of contract manufacturers to produce our products. Our largest contract manufacturers are Solectron, Plexus Services Corporation, Flextronics, and Unihan (formerly ASUSTeK Computer Inc). The facilities owned and operated by these contract manufacturers for the production of our products are located primarily in China, Ireland, Mexico, and the United States.

We have contracts with each of these contract manufacturers. We provide these vendors with a 6-month or 12-month rolling, non-binding forecasts, and we typically have a minimum of 60 days of purchase orders placed with them for products. Purchase orders for delivery within 60 days are generally not cancelable. Purchase orders with delivery past 60 days generally may be cancelled with penalties in accordance with each vendor’s terms. Each contract manufacturer provides us with a minimum 15-month warranty.

We manufacture our Access and Transport products in our own manufacturing facility in Tijuana, Mexico, which was acquired as part of our acquisition of C-COR. The factory is 89,400 square feet, and we employ approximately 615 employees. Typical items purchased for our manufactured products are fiber optic lasers, photo receivers, radio frequency hybrids, printed circuit boards, die cast aluminum housings, and standard electronic components. Although some of the components we use are single sourced, generally there are alternate sources, if needed. We outsource the manufacture and repair of certain assemblies and modules where it is cost effective to do so or where there are advantages with respect to delivery times. Current outsourcing arrangements include European versions of amplifiers, certain power supplies, accessories, optical modules, digital return modules, circuit boards, repair services, and small-lot manufacturing.

We distribute a substantial number of products that are not produced by us in order to provide our customers with a comprehensive product offering. For instance, we distribute hardware and installation products that are distributed through regional warehouses in California, Japan, The Netherlands, and North Carolina and through drop shipments from our contract manufacturers located throughout the world.

We obtain key components from other suppliers. Broadcom provides several DOCSIS® components in our CMTS product line. We also make extensive use of FPGA in our C4® CMTS. Texas Instruments and Microtune provide components used in some of our customer premises equipment, or CPE, products (i.e., EMTAs and cable modems). Our agreements with Texas Instruments include technology licensing and component purchases. Several of our competitors have similar agreements with Texas Instruments for these components. In addition, we purchase software for operating network and security systems or sub-systems, and a variety of routing protocols from different suppliers under standard commercial terms, including source code buy-out arrangements. Although alternate supply and technology arrangements similar to the above are available or could be arranged, an interruption with any of the above companies could have a material impact on our business.

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

Our backlog at December 31, 2007, was approximately $136.7 million, at December 31, 2006, was approximately $92.7 million and at December 31, 2005, was approximately $166.5 million. The increase in backlog from 2006 to 2007, included $42.4 million attributable to C-COR. The decline in backlog from 2005 to 2006 reflects a shortening of lead times by our customers and lower orders on hand for CBR equipment as this product nears end of life.

We believe that all of the backlog existing at December 31, 2007, will be shipped in 2008.

Anticipated orders from customers may fail to materialize and delivery schedules may be deferred or canceled for a number of reasons, including reductions in capital spending by network operators, customer financial difficulties, annual capital spending budget cycles, and construction delays.

Competition

The broadband communication systems markets are dynamic and highly competitive and require companies to react quickly and capitalize on change. We must retain skilled and experienced personnel, as well as deploy substantial resources to meet the changing demands of the industry and must be nimble to be able to capitalize on change. We compete with national, regional and local manufacturers, distributors and wholesalers including some companies that are larger than we are. Our major competitors include:

•	Ambit Microsystems;

•	Aurora Networks;

•	Big Band Networks;

•	Cisco Systems, Inc.;

•	Commscope, Inc;

•	Concurrent Computer Corporation;

•	Ericsson (TandbergTV);

•	Harmonic, Inc.;

•	Motorola, Inc.;

•	SeaChange, Inc.;

•	Thomson; and

•	TVC Communications, Inc.

Our products are marketed with emphasis on quality, advanced technology, differentiating features, flexibility, and business solutions, and are generally priced competitively with other manufacturers’ product lines. Product reliability and performance, technological innovation, responsive customer service, breadth of product offering, and pricing are several of the key criteria for competition.

One of the principal growth markets for us is the high speed data access market into which we sell a CMTS, or, the headend product for data and VoIP services. The largest provider of CMTS products is Cisco, which took an early lead in the initial deployment of data-only CMTS products. Cisco is expected to defend its position via both upgrades to existing products and the introduction of new products. Cisco had not previously developed a carrier-grade telephony CMTS product, but has begun to market the carrier-grade capability. Motorola also has been emphasizing routing and carrier-grade performance for its CMTS. In 2007, one of our major competitors in this market, BigBand Networks, exited the market. We believe we have garnered additional market share in the newer generation CMTS products that enable both data and carrier-grade telephony deployments due to our products’ differentiating features, fault tolerance, wire-speed throughput, routing, and density.

The customer premises business consists of voice over IP enabled modems (“EMTAs”) and cable modems. Motorola is the market leader in cable modems. Leadership position in the customer premises category provides Motorola with volume advantages in manufacturing, distribution and marketing expense. Motorola also was successful in gaining an early leader status in EMTA sales with MSOs that were the first to deploy VoIP. However, as this market accelerated, we have gained the leading share position in the market. We compete on product performance, our telephony experience, integration capabilities, and price. Cisco via its Scientific-Atlanta acquisition also has had some success in the cable modem market. Cisco also has EMTA products and competes in this market. Thomson is also an EMTA competitor and gained share, particularly with Comcast, in late 2007. The EMTA market grew dramatically in 2006 and again in 2007 as VoIP deployments accelerated. We are a relatively small competitor in the cable modem market, but have a significantly larger share of the EMTA market.

Specifically, we maintained number one EMTA market share throughout 2005, 2006 and 2007 and had over 50% of the world market in the third quarter of 2007 according to Infonetics Research “Broadband CPE Quarterly Worldwide Market Share and Forecasts for 3Q07.”

Our content and operations management systems compete with several vendors offering on demand video and digital advertising insertion hardware and software, including SeaChange International Inc., TandbergTV and Concurrent Computer Corporation, as well as vendors offering network management, mobile workforce management, network configuration management, and network capacity management systems in the United States, some of which may currently have greater sales in these areas than we do. In some instances, our customers internally develop their own software for operations support systems. However, we believe that we offer a more integrated solution that gives us a competitive advantage in supporting the requirements of both today’s hybrid fiber coax networks and the emerging all-digital, packet-based networks.

We also compete with Motorola, Cisco and Aurora Networks for products within the Access, Transport and Supplies group. Various manufacturers, who are suppliers to us, also sell directly to our customers, as well as through other distributors, into the cable marketplace. In addition, because of the convergence of the cable, telecommunications and computer industries and rapid technological development, new competitors may enter the cable market.

In the supplies distribution business we compete with national distributors, such as TVC Communications, Inc. and Commscope and with several local and regional distributors. Product breadth, price, availability and service are the principal competitive advantages in the supply business. Our products in the supplies distribution business are competitively priced and are marketed with emphasis on quality. Product reliability and performance, superior and responsive technical and administrative support, and breadth of product offerings are key criteria for competition. Technological innovations and speed to market are additional competitive factors.

Our Network Professional Services group competes in the United States with several vendors that offer similar services to those provided by us. We compete on the basis of quality and scope of service and offerings, ability to meet work schedules, and price by offering network integration professional services and design services to our customers.

Lastly, some of our competitors, notably Cisco and Motorola, are larger companies with greater financial resources and product breadth than us. This may enable them to bundle products or be able to market and price products more aggressively than we can.

Employees

As of January 31, 2008, we had 1,992 full-time employees. ARRIS has no employees represented by unions within the United States. We believe that we have maintained a strong relationship with our employees. Our future success depends, in part, on our ability to attract and retain key personnel. Competition for qualified personnel in the cable industry is intense, and the loss of certain key personnel could have a material adverse effect on us. We have entered into employment contracts with our key executive officers and have confidentiality agreements with substantially all of our employees. We also have long-term incentive programs that are intended to provide substantial incentives for our key employees to remain with us.

Item 1A.	Risk Factors

Our business is dependent on customers’ capital spending on broadband communication systems, and reductions by customers in capital spending adversely affect our business.

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

Several of our customers have accumulated significant levels of debt. These high debt levels, coupled with the current turbulence and uncertainty in the capital markets, have affected the market values of domestic cable operators and may impact their access to capital in the future. Even if the financial health of our customers remains intact, we cannot assure you that these customers will be in a position to purchase new equipment at levels we have seen in the past or expect in the future.

The markets in which we operate are intensely competitive, and competitive pressures may adversely affect our results of operations.

The markets for broadband communication systems are extremely competitive and dynamic, requiring the companies that compete in these markets to react quickly and capitalize on change. This requires us to retain skilled and experienced personnel as well as to deploy substantial resources toward meeting the ever-changing demands of the industry. We compete with national and international manufacturers, distributors and wholesalers including many companies that are larger than we are. Our major competitors include:

•	Ambit Microsystems;

•	Aurora Networks;

•	Big Band Networks;

•	Cisco Systems, Inc.;

•	Commscope, Inc;

•	Concurrent Computer Corporation;

•	Ericsson (TandbergTV);

•	Harmonic, Inc.;

•	Motorola, Inc.;

•	SeaChange, Inc.;

•	Thomson; and

•	TVC Communications, Inc.

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

Further, many of our larger competitors are in a better position to withstand any significant reduction in capital spending by customers in these markets. They often have broader product lines and market focus and therefore are not as susceptible to downturns in a particular market. In addition, several of our competitors have been in operation longer than we have been, and therefore they have more established relationships with domestic and foreign broadband service users. We may not be able to compete successfully in the future, and competition may negatively impact our business.

Consolidations in the telecommunications industry could result in delays or reductions in purchases of products, which would have a material adverse effect on our business.

The telecommunications industry has experienced the consolidation of many industry participants, and this trend may continue. For instance, in July 2006, Adelphia sold its assets to Comcast and Time Warner. When consolidations occur, it is possible that the acquirer will not continue using the same suppliers, thereby possibly resulting in an immediate or future elimination of sales opportunities for us or our competitors, depending upon who had the business initially. Consolidations also could result in delays in purchasing decisions by the merged businesses. The purchasing decisions of the merged companies could have a material adverse effect on our business.

Mergers among the supplier base also have increased, and this trend may continue. For example, in February 2006, Cisco Systems, Inc. acquired Scientific-Atlanta, Inc.; in April 2007, Ericsson acquired TANDBERG Television ASA; and in July 2007, Motorola, Inc. acquired Terayon, Inc. Larger combined companies with pooled capital resources may be able to provide solution alternatives with which we would be put at a disadvantage to compete. The larger breadth of product offerings by these consolidated suppliers could result in customers electing to trim their supplier base for the advantages of one-stop shopping solutions for all of their product needs. Consolidation of the supplier base could have a material adverse effect on our business.

We may pursue acquisitions and investments that could adversely affect our business.

In the past, we have made acquisitions of and investments in businesses, products, and technologies to complement or expand our business. While we have no announced plans for additional acquisitions, future acquisitions are part of our strategic objectives and may occur. If we identify an acquisition candidate, we may not be able to successfully negotiate or finance the acquisition or integrate the acquired businesses, products, or technologies with our existing business and products. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, amortization expenses, and substantial goodwill.

We may fail to realize the anticipated revenue and earnings growth and other benefits expected from our recently completed acquisition of C-COR, which could adversely affect the value of our shares.

Our recently completed acquisition of C-COR involves the integration of two companies that previously operated independently. The integration of two previously independent companies is a challenging, time-consuming and costly process. While we have begun the integration process, complete integration will take some time to accomplish. The value of shares of our common stock will be affected by our ability to achieve the benefits expected to result from the acquisition. Achieving the benefits of the merger will depend in part upon meeting the challenges inherent in the successful combination of two business enterprises of the size and scope of ARRIS and C-COR, and the possible resulting diversion of management’s attention for an extended period of time. It is possible that the process of combining the companies could result in the loss of key employees, the disruption of our ongoing businesses, or inconsistencies in standards, controls, procedures, and policies that adversely affect our ability to maintain relationships with customers, suppliers, and employees, or to achieve the anticipated benefits of the merger. In addition, the successful combination of the companies will require the dedication of significant management resources, which could temporarily divert attention from the day-to-day business of the combined company.

There can be no assurance that these challenges will be met and that the diversion of management attention will not negatively impact our operations. Delays encountered during the current transition process could have a material adverse effect on our revenues, expenses, operating results, and financial condition. Although we expect significant benefits, such as revenue and earnings growth, to result from the merger, there can be no assurance that we will actually realize any of these anticipated benefits.

Purchase accounting adjustments required under GAAP with respect to our acquisition of C-COR will have a significant impact on our GAAP earnings, which could impact the trading price of our common stock.

Under U.S. GAAP, we accounted for the C-COR acquisition using a set of accounting rules known as “purchase accounting,” whereby the assets and liabilities of C-COR were recorded at fair value as of the date of acquisition. In connection with the acquisition, certain adjustments made as a result of the purchase accounting requirements will have a significant adverse effect on our GAAP earnings for at least the next year. These adjustments include, but are not limited to, fair market value adjustments to C-COR’s inventory, intangible assets, in-process research and development, and deferred revenue. For instance, the deferred revenue that was reflected as a liability in C-COR’s financial statements and that, absent the merger, would have been recognized over time as revenue has been substantially eliminated, thereby resulting in reduced revenues until the level of deferred revenue (or revenue that is instead recognized on a current basis) again builds to the levels present immediately prior to the merger. The initial purchase accounting adjustments, and their subsequent impact on financial results, do not necessarily reflect our future expected cash flows following the merger; however, the negative impact of such adjustments on our GAAP earnings could have a material adverse effect on the market price of our common stock.

Our results of operations after the proposed C-COR acquisition could be adversely affected as a result of goodwill impairment.

Under GAAP, when we acquire a business, Statement of Financial Accounting Standards (“SFAS”) No. 141, Accounting for Business Combinations, requires us to record an asset called “goodwill” in an amount equal to the amount we pay for the business, including liabilities assumed, in excess of the fair value of the tangible and intangible assets of the business. Our recently completed acquisition of C-COR resulted in the recognition of approximately $305 million in additional goodwill as of December 31, 2007. SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill and other intangible assets that have indefinite useful lives not be amortized, but instead be tested at least annually for impairment, and that intangible assets that have finite useful lives be amortized over their useful lives. In testing for impairment, SFAS No. 142 provides specific guidance for testing goodwill and other non-amortized intangible assets for impairment. SFAS No. 142 requires us to make certain estimates and assumptions, including, among other things, an assessment of market conditions and projections of cash flows, investment rates and cost of capital and growth rates. These estimates and assumptions can significantly impact the reported value of goodwill and other intangible assets. Absent any impairment indicators, we perform our impairment tests annually during the fourth quarter. Any future impairment would negatively impact our results of operations for the period in which the impairment is recognized.

Our business has primarily come from several key customers. The loss of one of these customers or a significant reduction in sales to one of these customers would have a material adverse effect on our business.

Our two largest customers (including their affiliates, as applicable) are Comcast, and Time Warner Cable. For the year ended December 31, 2007, taking into account the acquisition of C-COR in December 2007, sales to Comcast accounted for approximately 39.8%, and sales to Time Warner Cable accounted for approximately 10.7% of our total revenue. The loss of any of these customers, or one of our other large customers, or a significant reduction in the products or services provided to any of them would have a material adverse impact on our business. For each of these customers, we also are one of their largest suppliers. A consequence of that, if from time-to-time customers elect to purchase products from our competitors in order to diversify their supplier base and to dual-source key products or to curtail purchasing due to budgetary or market conditions, such decisions could have material consequences to our business. In addition, because of the magnitude of our sales to these customers the terms and timing of our sales are heavily negotiated, and even minor changes can have a significant impact upon or business.

Forecasted reduction in sales

For instance, the recently announced reduction in purchases by Comcast will affect our business. In addition, more so than historically, in recent years our customers have submitted their purchase orders less evenly over the course of each quarter and year and with shorter lead times. This has made it more difficult for us to forecast sales and other financial measures and plan accordingly.

The broadband products that we develop and sell are subject to technological change and a trend toward open standards, which may impact our future sales and margins.

The broadband products we sell are subject to continuous technological evolution. Further, the cable industry has and will continue to demand a move towards open standards. The move toward open standards is expected to increase the number of MSOs that will offer new services, in particular, telephony. This trend also is expected to increase the number of competitors and drive capital costs per subscriber deployed down. These factors may adversely impact both our future revenues and margins.

Failure to increase our Media & Communications Systems revenue would adversely affect our financial results.

Media & Communications Systems is expected to be our fastest growing and highest gross margin segment. If we are unable to grow revenues in this area, it will limit our ability to increase earnings and likely have an adverse effect on our stock price. Our ability to increase the revenue generated by our MCS segment depends on many factors that are beyond our control. For example:

•	Our customers may decide to continue to manage their networks by focusing on limited, individual elements of the network rather than managing their entire network integrity and service delivery processes using a suite of software application modules such as those we offer;

•	Our software products may not perform as expected;

•	New and better products may be developed by competitors;

•	Others may claim that our products infringe on their intellectual property;

•	Our customers may decide to use internally developed software tools to manage their networks rather than license software from us;

•	The software business is volatile and we may not be able to effectively utilize our resources and meet the needs of our customers if we are unable to forecast the future demands of such customers;

•	If our customers increase the amount of spending on automated network, service, and content and operations management tools, new suppliers of these tools may enter the market and successfully capture market share; and

•	We may be unable to hire and retain enough qualified technical and management personnel to support our growth plans.

Fluctuations in our Media & Communications Systems sales result in greater volatility in our operating results.

The level of our Media & Communications Systems sales fluctuate significantly quarter to quarter and results in greater volatility of our operating results than has been typical in the past, when the main source of volatility was the high proportion of quick-turn product sales. The timing of revenue recognition on software and system sales is based on specific contract terms and, in certain cases, is dependent upon completion of certain activities and customer acceptance which are difficult to forecast accurately. Because the gross margins associated with software and systems sales are substantially higher than our average gross margins, fluctuations in quarterly software sales have a disproportionate effect on operating results and earnings per share and could result in our operating results falling short of the expectations of securities analysts and investors.

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

Competition for qualified personnel is intense, and we may not be successful in attracting and retaining key personnel, including former C-COR personnel, which could impact our ability to maintain and grow our operations. Our future success will depend, to a significant extent, on the ability of our management to operate effectively. In the past, competitors and others have attempted to recruit our employees and in the future, their attempts may continue. The loss of services of any key personnel, the inability to attract and retain qualified personnel in the future or delays in hiring required personnel, particularly engineers and other technical professionals, could negatively affect our business.

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

Our international operations may be adversely affected by changes in the foreign laws in the countries in which we and our manufacturers and assemblers have plants.

A significant portion of our products are manufactured or assembled in China, Ireland, Mexico, and other countries outside of the United States. The governments of the foreign countries in which our products are manufactured may pass laws that impair our operations, such as laws that impose exorbitant tax obligations or nationalize these manufacturing facilities.

In addition, as a result of our acquisition of C-COR, we acquired a manufacturing facility located in Tijuana, Mexico. This operation is exposed to certain risks as a result of its location, including:

•	Changes in international trade laws, such as the North American Free Trade Agreement, affecting our import and export activities;

•	Changes in, or expiration of, the Mexican government’s Maquiladora program, which provides economic benefits to us;

•	Changes in labor laws and regulations affecting our ability to hire and retain employees;

•	Fluctuations of foreign currency and exchange controls;

•	Potential political instability and changes in the Mexican government;

•	Potential regulatory changes; and

•	General economic conditions in Mexico.

Any of these risks could interfere with the operation of this facility and result in reduced production, increased costs, or both. In the event that production capacity of this facility is reduced, we could fail to ship products on schedule and could face a reduction in future orders from dissatisfied customers. If our costs to operate this facility increase, our margins would decrease. Reduced shipments and margins would have an adverse effect on our financial results.

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

We depend on channel partners to sell our products in certain regions and are subject to risks associated with these arrangements.

We utilize distributors, value-added resellers, system integrators, and manufacturers’ representatives to sell our products to certain customers and in certain geographic regions to improve our access to these customers and regions and to lower our overall cost of sales and post-sales support. Our sales through channel partners are subject to a number of risks, including:

•	Ability of our selected channel partners to effectively sell our products to end customers;

•	Our ability to continue channel partner arrangements into the future since most are for a limited term and subject to mutual agreement to extend;

•	A reduction in gross margins realized on sale of our products; and

•	Diminution of contact with end customers which, over time, could aversely impact our ability to develop new products that meet customers’ evolving requirements.

Our profitability has been, and may continue to be, volatile, which could adversely affect the price of our stock.

Although we have been profitable in the last three fiscal years, prior to that we experienced significant losses and we may not be profitable, or meet the level of expectations of the investment community, in the future. This could have a material adverse impact on our stock price.

We may face higher costs associated with protecting our intellectual property or obtaining access necessary to intellectual property of others.

Our future success depends in part upon our proprietary technology, product development, technological expertise and distribution channels. We cannot predict whether we can protect our technology or whether competitors can develop similar technology independently. We have received, directly or indirectly, and may continue to receive from third parties, including some of our competitors, notices claiming that we, or our customers using our products, have infringed upon third-party patents or other proprietary rights. We are a defendant in proceedings (and other proceedings have been threatened) in which our customers were sued for patent infringement and sued us and several other suppliers for indemnification, and we may become involved in similar litigation involving these and other customers in the future. These claims, regardless of their merit, result in costly litigation, divert the time, attention and resources of our management, delay our product shipments, and, in some cases, require us to enter into royalty or licensing agreements. If a claim of product infringement against us is successful and we fail to obtain a license or develop non-infringing technology, our business and operating results could be materially and adversely affected. In addition, the payment of any necessary licensing fees or indemnification costs associated with a patent infringement claim could also materially adversely affect our operating results. See “Legal Proceedings.”

Changes in accounting pronouncements can impact our business.

We prepare our financial statements in accordance with U.S. generally accepted accounting principles. These principles periodically are modified by the Financial Accounting Standards Board and other governing authorities, and those changes can impact how we report our results of operations, cash flows and financial positions. For instance, the FASB recently announced that it may modify, or interpret differently, the accounting principles that govern the reporting of interest expense with respect to certain convertible indebtedness, such as the convertible notes that we have outstanding. The potential consequence of this will be an increase in our interest expense and a possible restatement of interest expense for prior periods. These changes could be significant.

We do not intend to pay cash dividends in the foreseeable future.

Although from time to time we may consider repurchasing shares of our common stock, we do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, the payment of dividends in certain circumstances may be prohibited by the terms of our current and future indebtedness.

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

Item 1B.	Unresolved Staff Comments

As of December 31, 2007, there were no unresolved comments.

Item 2.	Properties

We currently conduct our operations from 21 different locations; three of which we own, while the remaining 18 are leased. These facilities consist of sales and administrative offices and warehouses totaling approximately one million square feet. Our long-term leases expire at various dates through 2023. We believe that our current properties are adequate for our operations.

A summary of our principal leased properties that are currently in use is as follows:

Location	Description	Area (sq. ft.)	Lease Expiration	Segment

Suwanee, Georgia	Office space	129,403	April 14, 2012	All
Tijuana, Mexico	Manufacturing	89,400	December 3, 2010	(2)
Wallingford, Connecticut	Office space	82,200	December 31, 2012	(2)
Beaverton, Oregon	Office space/ Manufacturing	60,400	January 31, 2010	(3)
Ontario, California	Warehouse	59,269	January 31, 2009	All
Lisle, Illinois	Office space	56,008	November 1, 2013	(1)
Englewood, Colorado	Office space	32,240	March 31, 2011	All
Ontario, California	Warehouse	26,565	December 31, 2009	All
Cork, Ireland	Office space	11,135	October 28, 2020	(1)

We own the following properties:

Location	Description	Area (sq. ft.)	Segment

Cary, North Carolina	Warehouse	151,500	All
State College, Pennsylvania	Office space	133,000	(1)(3)
Chicago, Illinois	Warehouse/ Office space	18,000	(2)

Segment:

(1)	Broadband Communications Systems

(2)	Access, Transport and Supplies

(3)	Media & Communications Systems

All All segments

Item 3.	Legal Proceedings

From time to time, ARRIS is involved in claims, disputes, litigation or legal proceedings incident to the ordinary course of its business, such as employment matters, environmental proceedings, contractual disputes and intellectual property disputes. Except as described below, ARRIS is not party to any proceedings that are, or reasonably could be expected to be, material to its business, results of operations or financial condition.

Currently, ARRIS is a party in two related proceedings pending in federal court in Texas and California. ARRIS has sought to clarify its intellectual property rights to the following four United States Patents: No. Re 35,774 (revised no. 5,347,304); No. 5,586,121; No. 5,818, 845; and No. 5,828,655 (the “Patents”). In both suits, ARRIS is seeking that the court declare that it has a nonexclusive license to, and has the ability to gain ownership rights in, the Patents. ARRIS’ allegations are based on the provisions of a January 11, 1999, license agreement (“License Agreement”) between the Patents’ former owner, Hybrid Networks, Inc. (“HNI”), and ARRIS’ predecessor in interest, Com21, Inc. (“Com21”). The License Agreement, which bound both parties’ successors, provided Com21 with a nonexclusive license to use, and a right-of-first-refusal to purchase, the Patents. Subsequently, ARRIS purchased certain assets of Com21, including all of Com21’s IP assets for the cable modem termination systems business, which, ARRIS has now alleged, include the rights under the License Agreement. Thus, ARRIS has argued in both cases that it has succeeded to Com21’s licensing and ownership rights to the Patents under the terms of the License Agreement. A claimed successor to HNI’s interests has sued, or has made other claims against customers of ours, and these customers either have or are expected to request indemnification from us. These cases and others are summarized as follows:

Hybrid Patents, Inc. v. Charter Communications, Inc., Case No. 2:05-CV-436 (E.D. Tex). Charter Communications, Inc. (“Charter”) is one of ARRIS’ customers. Hybrid Patents, Inc. (“Hybrid Patents”) claims that it succeeded in interest as owner of the Patents from HNI. On September 13, 2005, Hybrid Patents sued Charter in this case for infringement of the Patents. Charter responded by bringing a third-party claim for indemnification against ARRIS and nine of Charter’s other suppliers, alleging that ARRIS and/or the other suppliers were responsible for any infringement due to products that they sold to Charter. After ARRIS answered, and filed a third-party claim against Hybrid Patents in which ARRIS asserted its rights to the Patents, Hybrid Patents brought a third-party claim for direct and contributory patent infringement against ARRIS. ARRIS denied that it is liable for any patent infringement. The Texas court held a Markman hearing during which the judge requested summary judgment briefs from the parties addressing the Patents ownership issue. After briefing by the parties, the Court denied the Company’s summary judgment motion and granted Hybrid Patents’ summary judgment motion on the issue of Patent ownership. In so doing, the Court held that Hybrid Patents has standing in the case and that the Company is not a beneficial owner of the Patents. A memorandum opinion and order from the Court explaining its holding on the Patent ownership issue is forthcoming. The Company is contemplating whether it will appeal the Court’s summary judgment decision. The Court dismissed Charter’s third-party claims against the Company without prejudice, pursuant to a stipulation between the parties. Charter’s third-party claims against the other suppliers also were dismissed. The Court also dismissed Hybrid Patents’ claims against the Company without prejudice, pursuant to a stipulation between the parties. At the conclusion of trial, the jury returned a verdict in favor of Charter and against Hybrid Patents, finding that the Patents were valid but not infringed. Hybrid Patents has not yet indicated whether it intends to appeal.

ARRIS International, Inc. v. Hybrid Patents, Inc., Hybrid Networks, Inc., HYBR Wireless Industries, Inc., London Pacific Life & Annuity Company, and Carol Wu, Trustee of the Estate of Com21, Inc., Case No. 03-54533MM, Chapter 7, Adversary Proceeding in Bankruptcy, Adv. No. 06-5098MM (Bankr. N.D. Cal.). ARRIS brought this claim after learning that its customer, Charter, was being sued for infringement of the Patents in Texas, but before being joined as a party in the Texas litigation. In this suit, ARRIS seeks that the bankruptcy court declare that Com21 passed all of its rights under the License Agreement to its successor in interest, ARRIS, and that ARRIS thus has a nonexclusive license to, and ownership rights in, the Patents. This case has been stayed by the bankruptcy court, although a motion is pending to approve a stipulation asking the court to amend its sale order and recognize that Com21 transferred all of its rights to the Company.

Hybrid Patents, Inc. v. Comcast, Time Warner Cable and Cox, Case No. 2:06-CV-292 (E.D. Tex). The named defendants are ARRIS’ customers. As in Hybrid Patents v. Charter described above, Hybrid Patents claims that it succeeded in interest as owner of the Patents from HNI and is suing the defendants for patent infringement. The defendants have made indemnification requests and requests to contribute to the legal costs and expenses of the litigation. It is premature to assess the likelihood of a favorable outcome. In the event of an adverse outcome, ARRIS and other similarly situated suppliers of DOCSIS® compliant products could be required to indemnify its customers, pay royalties, and/or cease using certain technology. Also, an adverse outcome may require a change in the DOCSIS® standards to avoid using the patented technology.

Commencing in 2005, Rembrandt Technologies, LP filed a series of at least seven lawsuits in the Federal Court for the Eastern District of Texas against Charter Communications, Inc, Time Warner Cable, Inc., Comcast Corporation and others alleging patent infringement related to the cable systems operators’ use of data transmission, video, cable modem, voice-over-internet, and other technologies and applications. Although ARRIS is not a defendant in any of these lawsuits, its customers are, and its customers either have requested indemnification from, or are expected to request indemnification from, ARRIS and the other manufacturers of the equipment that is alleged to infringe. ARRIS is party to a joint defense agreement with respect to one of the lawsuits and has various understandings with the defendants in the remaining lawsuits with respect to cost sharing. In June 2007, the Judicial Panel of multi district litigation issued an order centralizing the litigation for administrative purposes in the District Court for Delaware. In November 2007 ARRIS, Cisco and Motorola and other suppliers filed a declaratory judgment action in the District Court of Delaware seeking to have the court declare the patents invalid and not infringed. It is premature to assess the likelihood of a favorable outcome. In the event of an adverse outcome, ARRIS could be required to indemnify its customers, pay royalties, and/or cease using certain technology. Also, an adverse outcome may require a change in the DOCSIS® standards to avoid using the patented technology.

On February 2, 2007, GPNE Corp. (“GPNE”) filed a patent infringement lawsuit against Time Warner Inc., Comcast and Charter, in the United States District Court for the Eastern District of Texas. In its suit, GPNE alleges that certain DOCSIS® standard products and services sold or used by the defendants infringe a GPNE patent. These suits were dismissed without prejudice. To date ARRIS has not been named a defendant, nor has ARRIS received a formal request for formal indemnification. However, we believe it is likely that the claims will be reasserted and that the defendants will make indemnification requests, as well as a request to contribute to the legal costs and expenses of the litigation. ARRIS, Cisco and Thomson filed a Declaratory Judgment action in the District Court of Delaware seeking to have the court declare the patents not infringed. It is premature to assess the likelihood of a favorable outcome. In the event of an adverse outcome, ARRIS and other similarly situated suppliers of DOCSIS® compliant products could be required to indemnify its customers, pay royalties, and/or cease using certain technology. Also, an adverse outcome may require a change in the DOCSIS® standards to avoid using the patented technology.

In connection with the Company’s acquisition of C-COR, Inc., the Company on October 31, 2007, was named as the defendant in a suit entitled CIBC World Market Corp. vs. ARRIS Group, Inc., Action No. 603605/2007, in the Supreme Court of the State of New York, New York County. In the suit CIBC asserts that it is entitled to a $4.0 million fee plus expenses (“fee”) at the closing of the proposed acquisition. The Company does not believe that any fee is due to CIBC in connection with this acquisition. The Company’s position is that its June 1, 2005, engagement with CIBC, pursuant to which CIBC asserts its claim, was terminated and that no fee is due under the engagement. Independent of that termination, CIBC was conflicted from representing the Company in the transaction, provided no services to the Company in connection with the transaction, and otherwise is estopped from asserting that it is entitled to a fee. The Company intends to contest the entitlement to a fee asserted by CIBC vigorously.

In 2007, the Company received correspondence from attorneys for the Adelphia Recovery Trust (“Trust”), that the Company may have received transfers from Adelphia Cablevision, LLC (“Cablevision”), one of the Adelphia debtors, during the year prior to its filing of a Chapter 11 petition on June 25, 2002 (the “Petition Date”). The correspondence further asserts that information obtained during the course of the Adelphia Chapter 11 proceedings indicates that Cablevision was insolvent during the year prior to the Petition Date, and, accordingly, the Trust intends to assert that the payments made to the Company were fraudulent transfers under section 548 (a) of the Bankruptcy Code that may be recovered for the benefit of Cablevision’s bankruptcy estate pursuant to section 550 of the Bankruptcy Code. Prior to its acquisition by ARRIS, C-COR received a similar correspondence making the same claims. It is anticipated that should any claims be made against ARRIS based on C-COR’s prior actions, ARRIS will defend in the same fashion as ARRIS will defend any suit against ARRIS.

To date, no suit has been commenced by the Trust and the Company has requested documents supporting the Trust’s position that have not yet been provided. In the event suit is commenced, the Company intends to contest the case vigorously; however, it cannot be sure that it would be successful in its defense. The Company understands that similar letters were received by other Adelphia suppliers and the Company may seek to enter into a joint defense agreement to share legal expenses if a suit is commenced. No estimate can be made of the possible range of loss, if any, associated with a resolution of these assertions.

In January and February 2008, Verizon Services Corp. filed separate lawsuits in the District Court for the Eastern District of Texas alleging infringement of eight different patents. ARRIS anticipates that it will be asked to indemnify the respective defendants. ARRIS, various MSOs and suppliers have begun to consider the cases. It is premature to assess the likelihood of a favorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify the defendants, pay royalties and/or cease utilizing certain technology.

As a result of the Company’s recent acquisition of C-COR Incorporated, ARRIS is now involved in the following patent infringement cases.

In June 2007, USA Video Technology Corp. brought a suit in the U.S. District Court of the Eastern District of Texas against Time Warner Cable, Cox, Charter and Comcast (Civil Action 2:06-CV-239) alleging infringement of U.S. Patent No. 5,130.792. One or more of the defendants asked C-COR and other suppliers to participate in the defense under the indemnification provisions of their respective purchase agreements. On December 10, 2007, the District Court granted Defendants’ Summary judgment motion. USA Video has filed notice of appeal.

Acacia Media Technologies Corp. has sued Charter and Time Warner Cable, Inc. for allegedly infringing U.S. Patent Nos. 5,132,992; 5,253,275; 5,550,863; and 6,144,702. Both customers requested C-COR’s, as well as other vendors, support under the indemnity provisions of the purchase agreements (related to video-on-demand products). We are reviewing the patents and analyzing the extent to which these patents may relate to our products. It is premature to assess the likelihood of a favorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify the defendants, pay royalties and /or cease using certain technology.

An unfavorable outcome to any of the above described proceedings could have a material adverse effect on the Company’s business financial condition and results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

A special meeting of shareholders was held on December 14, 2007, to consider the issuance of common stock in the acquisition of C-COR. Of the shares voted, 82,618,698 votes were cast for approval, 1,932,573 votes were cast against approval, and 39,332 votes abstained.

Item 4A.  Executive Officers and Board Committees

Executive Officers of the Company

The following table sets forth the name, age as of February 29, 2008, and position of our executive officers.

Name	Age	Position

Robert J. Stanzione	59	Chief Executive Officer, Chairman of the Board
Lawrence A. Margolis	60	Executive Vice President, Administration, Legal, HR, and Strategy, Chief Counsel, and Secretary
David B. Potts	50	Executive Vice President, Chief Financial Officer and Chief Information Officer
John O. Caezza	50	President, Access, Transport and Supplies
Ronald M. Coppock	53	President, Worldwide Sales & Marketing
Bryant K. Isaacs	48	President, Media & Communications Systems
James D. Lakin	64	President, Advanced Technology & Services
Bruce W. McClelland	41	President, Broadband Communications Systems
Marc S. Geraci	54	Vice President, Treasurer

Robert J. Stanzione has been Chief Executive Officer since 2000. From 1998 through 1999, Mr. Stanzione was President and Chief Operating Officer of ARRIS. Mr. Stanzione has been a director of ARRIS since 1998 and has been the Chairman of the Board of Directors since 2003. From 1995 to 1997, he was President and Chief Executive Officer of Arris Interactive L.L.C. From 1969 to 1995, he held various positions with AT&T Corporation. Mr. Stanzione has served as a director of Symmetricon, Inc. since 2005. Mr. Stanzione also serves on the boards of the National Cable Telecommunications Association and the Georgia Cystic Fibrosis Foundation.

Lawrence A. Margolis has been Executive Vice President, Strategic Planning, Administration, and Chief Counsel since 2004 and has served as the Secretary of ARRIS since 1992. Mr. Margolis was the Chief Financial Officer from 1992 to 2004. Prior to joining ARRIS, Mr. Margolis was Vice President, General Counsel and Secretary of Anixter, Inc., a global communications products distribution company, from 1986 to 1992 and General Counsel and Secretary of Anixter from 1984 to 1986. Prior to 1984, he was a partner at the law firm of Schiff Hardin & Waite.

David B. Potts has been the Chief Financial Officer since 2004, and has been Chief Information Officer since the acquisition of Arris Interactive L.L.C. in August 2001. Prior to being named Chief Financial Officer in 2004, Mr. Potts was the Senior Vice President of Finance. Before joining ARRIS, he was Chief Financial Officer of Arris Interactive L.L.C. from 1995 to 2001. From 1984 to 1995, Mr. Potts held various executive management positions with Nortel Networks including Vice President and Chief Financial Officer of Bell Northern Research in Ottawa and Vice President of Mergers and Acquisitions in Toronto. Prior to Nortel Networks, Mr. Potts was with Touche Ross in Toronto. Mr. Potts is a member of the Institute of Chartered Accountants in Canada.

John O. Caezza was appointed President of ARRIS Access, Transport and Supplies in December 2007. He previously had held the position of President of C-COR’s Access and Transport business unit. He is responsible for the Company’s product development, production, and technical support across its Access, Transport and Supplies group. Prior to joining C-COR in 2001, Mr. Caezza was Vice President and General Manager of the Broadband Communications Division of ADC Telecommunications, Inc., with primary responsibilities for strategic product creation and promotion. Mr. Caezza also has had extensive management experience with Philips Broadband Networks, Inc., including the position of Vice President of Engineering and Associate Director of International Sales.

Ronald M. Coppock has been President of ARRIS Worldwide Sales since 2003. Prior to his current role, Mr. Coppock was President of International Sales since 1997 and was formerly Vice President International Sales and Marketing for TSX Corporation. Mr. Coppock has been in the cable television and satellite communications industry for over 20 years, having held senior management positions with Scientific-Atlanta, Pioneer

Communications and Oak Communications. Mr. Coppock is an active member of the American Marketing Association, Kappa Alpha Order, Cystic Fibrosis Foundation Board, and the Auburn University Alumni Action Committee.

Bryant K. Isaacs was appointed President, Media & Communications Systems in December 2007 and was President of ARRIS New Business Ventures since 2002. Prior to his role as President, ARRIS New Business Ventures, he was President of ARRIS Network Technologies since 2000. Prior to joining ARRIS, he was Founder and General Manager of Lucent Technologies’ Wireless Communications Networking Division in Atlanta from 1997 to 2000. From 1995 through 1997, Mr. Isaacs held the position of Vice President of Digital Network Systems for General Instrument Corporation where he was responsible for developing international business strategies and products for digital video broadcasting systems.

James D. Lakin was appointed President, Advanced Technology and Services in 2007. Prior to his current role he was President of ARRIS Broadband since the acquisition of Arris Interactive L.L.C. in 2001. From 2000 to August 2001, he was President and Chief Operating Officer of Arris Interactive L.L.C. From 1995 to 2000, Mr. Lakin was Chief Marketing Officer of Arris Interactive L.L.C. Prior to 1995, he held various executive positions with Compression Labs, Inc. and its successor General Instrument Corporation.

Bruce W. McClelland was appointed President Broadband Communications Systems in December 2007 and most recently had been Vice President & General manager of the ARRIS Customer Premises Business Unit with responsibility for the development of a broad range of voice and data products. Prior to joining ARRIS in 1999 as Vice President of Engineering, he had eleven years of experience with Nortel Networks where he was responsible for development efforts on Nortel Networks’ Signaling System 7 and the Class 4/5 DMS switching product line.

Marc S. Geraci has been Vice President, Treasurer of ARRIS since 2003 and has been with ARRIS since 1994. He began with ARRIS as Controller for the International Sales Group and in 1997 was named Chief Financial Officer of that group. Prior to joining ARRIS, he was a broker/dealer on the Pacific Stock Exchange in San Francisco for eleven years and, prior to that, in public accounting in Chicago for four years. Mr. Geraci is a CPA.

Board Committees

Our Board of Directors has three permanent committees: Audit, Compensation, and Nominating and Corporate Governance. The charters for all three committees are located on our website at www.arrisi.com. The Board believes that each of its members, with the exception of Mr. Stanzione, is independent, as defined by the SEC and NASDAQ rules. The Board has identified John Petty as the lead independent director and audit committee financial expert, as defined by the SEC. Additionally, the Board has identified Matthew Kearney as an audit committee financial expert.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

ARRIS’ common stock is traded on the NASDAQ Global Select Market under the symbol “ARRS.” The following table reports the high and low trading prices per share of the Company’s common stock as listed on the NASDAQ Global Market System:

	High	Low

2006
First Quarter	$14.30	$9.50
Second Quarter	14.22	10.66
Third Quarter	13.12	9.25
Fourth Quarter	13.80	10.84
2007
First Quarter	$15.45	$12.32
Second Quarter	17.74	13.93
Third Quarter	17.89	11.21
Fourth Quarter	12.75	9.53

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

As of January 31, 2008, there were approximately 463 record holders of our common stock. This number excludes shareholders holding stock under nominee or street name accounts with brokers or banks.

Stock Performance Graph

Below is a graph comparing total stockholder return on the Company’s stock from December 31, 2002 through December 31, 2007, with the Standard & Poor’s 500 and the Index of NASDAQ U.S. Stocks of entities in the industry of electronics and electrical equipment and components, exclusive of computer equipment (SIC 3600-3699), prepared by the Research Data Group, Inc.

	Cumulative Total Return
	12/02	12/03	12/04	12/05	12/06	12/07
ARRIS Group Inc.	100.00	202.80	197.20	265.27	350.42	279.55

S & P 500	100.00	128.68	142.69	149.70	173.34	182.87

Peer Group	100.00	179.60	169.23	179.83	173.84	184.35

Copyright © 2008 Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.
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

The selected consolidated financial data as of December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2005 set forth below are derived from the accompanying audited consolidated financial statements of ARRIS, and should be read in conjunction with such statements and related notes thereto. The selected consolidated financial data as of December 31, 2005, 2004 and 2003 and for the years ended December 31, 2004 and 2003 is derived from audited consolidated financial statements that have not been included in this filing. The historical consolidated financial information is not necessarily indicative of the results of future operations and should be read in conjunction with ARRIS’ historical consolidated financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document. See Note 18 of the Notes to the Consolidated Financial Statements for a summary of our quarterly consolidated financial information for 2007 and 2006 (in thousands, except per share data).

	2007	2006	2005	2004	2003

Consolidated Operating Data:
Net sales	$992,194	$891,551	$680,417	$490,041	$433,986
Cost of sales	718,312	639,473	489,703	343,864	307,726

Gross margin	273,882	252,078	190,714	146,177	126,260
Selling, general, and administrative expenses	99,879	87,203	74,308	68,539	89,117
Research and development expenses	71,233	66,040	60,135	63,373	62,863
Acquired in-process research and development charge	6,120	—	—	—	—
Amortization of intangibles	2,278	632	1,212	28,690	35,249
Restructuring and impairment charges	460	2,210	1,331	7,648	891

Operating income (loss)	93,912	95,993	53,728	(22,073)	(61,860)
Interest expense	6,614	976	2,101	5,006	10,443
Membership interest	—	—	—	—	2,418
Loss (gain) on debt retirement	—	—	2,372	4,406	(26,164)
Gain related to terminated acquisition, net of expenses	(22,835)	—	—	—	—
Interest income	(24,776)	(11,174)	(3,100)	(1,525)	(414)
Other expense (income), net	418	(1,092)	421	(878)	(1,915)
Loss (gain) on investments and notes receivable	(4,596)	29	146	1,320	1,436

Income (loss) from continuing operations before income taxes	139,087	107,254	51,788	(30,402)	(47,664)
Income tax expense (benefit)	40,951	(34,812)	513	108	—

Net income (loss) from continuing operations	98,136	142,066	51,275	(30,510)	(47,664)
Discontinued Operations:
Income from discontinued operations, net of tax	204	221	208	2,114	351

Net income (loss)	$98,340	$142,287	$51,483	$(28,396)	$(47,313)

	2007	2006	2005	2004	2003

Net income (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.89	$1.32	$0.53	$(0.36)	$(0.62)
Income from discontinued operations	—	—	—	0.02	—

Net income (loss)	$0.89	$1.33	$0.53	$(0.33)	$(0.62)

Diluted:
Income (loss) from continuing operations	$0.87	$1.30	$0.52	$(0.36)	$(0.62)
Income from discontinued operations	—	—	—	0.02	—

Net income (loss)	$0.87	$1.30	$0.52	$(0.33)	$(0.62)

Selected Balance Sheet Data:
Total assets	$1,558,490	$1,013,557	$529,403	$450,678	$451,859
Long-term obligations	$347,424	$296,723	$18,230	$91,781	$138,052

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

In recent years, the technology used in cable systems has evolved significantly. Historically, cable systems offered only one-way analog video service. Due to technological advancements, these systems have evolved to become two-way broadband systems delivering high-volume, high-speed, interactive services. MSOs have over the years aggressively upgraded their networks to cost-effectively support and deliver enhanced voice, video and data services. As a result, cable operators have been able to use broadband systems to increase their revenues by offering enhanced interactive subscriber services, such as high-speed data, telephony, digital video and video on demand, and to effectively compete against other broadband communications technologies, such as DSL, local multiport distribution service, DBS, FTTH, and fixed wireless. Delivery of enhanced services also has helped MSOs offset slowing basic video subscriber growth, reduce their subscriber churn and compete against alternative video providers, in particular, DBS.

A key factor supporting the growth of broadband systems is the powerful growth of the Internet. Rapid growth in the number of Internet users, their desire for ever higher Internet access speeds, and more high-volume interactive services with growing customer control features have created demand for our products. Another key factor supporting the growth of broadband systems is the evolution of video services being offered to consumers. Video on demand, high definition television and switched digital video are three key video services expanding the use of MSOs’ broadband systems. The increase in volume and complexity of the signals transmitted through the network and emerging competitive pressures from telephone companies with digital subscriber line and fiber to the premises offerings are pushing cable operators to deploy new technologies as they evolve. Further, cable operators are looking for products and technologies that are flexible, cost effective, easily deployable and scalable to meet future demand. Because the technologies are evolving and the services delivered are growing in complexity and volume, cable operators need equipment that provides the necessary technical capability at a reasonable cost at the time of initial deployment and the flexibility later to accommodate technological advances and network expansion.

Over the past decade, United States cable operators have spent over $100 billion to upgrade their networks to deliver digital video and two-way services such as high-speed data, video on demand, and telephony. As global cable operators maximize their investment in their networks, we believe that our business will be driven by the industry dynamics and trends outlined below.

Industry Conditions

As global cable operators maximize their investment in their networks, we believe that our business will be impacted by the following industry dynamics and trends:

Competition Between Cable Operators and Telephone Companies is Increasing

Telephone companies are aggressively offering high-speed data services and are making progress in offering video services to the residential market. AT&T Inc. and Verizon Communications have stated publicly that they will spend billions of dollars to equip their networks to offer video service, once a service offered only by cable and satellite providers. Likewise, telephone companies have been increasingly competitive on pricing for higher speed data services, again to compete with the cable companies. Counter balancing this, cable companies are providing Internet Protocol-based telephone service, with Comcast now being the fourth largest telephone company in the U.S. Independent communications providers of multiple services are challenging both cable and telephone companies by using their infrastructures to offer those services at lower prices.

Competition Between U.S. Cable Operators and Direct Broadcast Satellite Services is Increasing

U.S. Direct Broadcast Satellite Services are aggressively offering many high definitions televisions channels (HDTV). DIRECTV and The Dish Network have stated publicly that they will deploy up to 150 HDTV channels including many local channels by the end of 2008. U.S. cable operators are responding by reclaiming spectrum through advanced technologies such as switched digital video and upgrading their networks to 1GHz to make more spectrum available for additional HDTV channels.

Personalized Programming is Becoming More Readily Available and Across Multiple Platforms

Increased demand for bandwidth capacity of cable systems is developing as content providers (Google, Yahoo, YouTube, ABC, CBS, NBC, movie and music studios, and gaming vendors) are offering personalized content across multiple venues. For example, broadcast network shows and user-generated (UG) content, such as video downloads, personalized web pages, and video and photo sharing, have become commonplace on the Internet. Likewise, certain cable operators are experimenting with offering more content through the use of network personal video recorders (nPVRs) which, once copyright issues are resolved, will add more traffic to the networks. Another bandwidth intensive service being offered by a major cable operator allows cable video subscribers to re-start programs on demand if they miss the beginning of a television show (time-shifted television). Television today has thus become more interactive and personal, further increasing the demands on the network. Further, the Internet has set the bar on personalization with viewers increasingly looking for “similar” experiences across screens — television, PC and phone, further increasing the challenges in delivering broadband content.

Growth in Enhanced Broadband Services Requires Continued Upgrades and maintenance by Domestic and International Cable Operators

Cable operators are offering enhanced broadband services, including high definition television, digital video, interactive and on demand video services, high speed Internet and voice over Internet Protocol. As these enhanced broadband services continue to attract new subscribers, we expect that cable operators will be required to invest in their networks to expand network capacity and support increased customer demand for personalized services. In the access portion, or “last-mile,” of the network, operators will need to upgrade headends, hubs, nodes, and radio frequency distribution equipment. While many domestic cable operators have substantially completed initial network upgrades necessary to provide enhanced broadband services, they will need to take a scalable approach to continue upgrades as new services are deployed. In addition, many international cable operators have not yet completed the initial upgrades necessary to offer such enhanced broadband services. Finally, as more and more critical services are provided over the MSO network plant maintenance becomes a more important requirement. Operators must replace network components (such as a amplifiers and lasers) as they approach the end of their useful lives.

Growing Demand for Bundled Services — Video, Voice, and Data

In response to increased competition from telecommunication service providers and direct broadcast satellite operators, cable operators have not only upgraded their networks to cost effectively support and deliver enhanced video, voice, and data, but continue to invest significantly to offer a “triple play” bundle of these services. The ability to cost effectively provide personalized, bundled services helps cable operators reduce subscriber turnover and increase revenue per subscriber. As a result, the focus on such services is driving cable operators to continue to invest in network infrastructure, content management, digital advertising insertion, and back office automation tools.

Cable Operators are Demanding Advanced Network Technologies and Software Solutions

The increase in volume and complexity of the signals transmitted over broadband networks as a result of the migration to an all digital, on demand network (Federal mandate for completion by February 2009 in the U.S.) is causing cable operators to deploy new technologies. For example, transport technologies based on Internet Protocol allow cable operators to more cost effectively deliver video, voice, and data across a common network infrastructure. Cable operators also are demanding sophisticated network and service management software applications that minimize operating expenditures needed to support the complexity of two-way broadband communications systems. As a result, cable operators are focusing on technologies and products that are flexible, cost effective, compliant with open industry standards, and scalable to meet subscriber growth and effectively deliver reliable, enhanced services.

Digital Video Recorders are Impacting Advertising Business

As the use of digital video recorders and other recording devices becomes more prevalent, advertisers face the need to develop new business models. Since personal recorders allow the viewer to skip over ads, network operators are looking for new ways to attract advertising dollars and deliver a meaningful ad experience to viewers. As a result, many network operators are implementing digital ad insertion, allowing them to transition from all analog to a mix of analog and digital and ultimately to all digital. One benefit is the ability to reallocate bandwidth. More importantly, digital advertising allows network operators to create a more dynamic and interactive experience between advertiser and viewer. Telephone companies are also planning for this transition.

Cable Operators are Developing Strategies to Offer Business Services

Cable operators are leveraging their investment in existing fiber and coax networks by expanding beyond traditional residential customers to offer voice, video, and data services to commercial (small and medium size businesses), education, healthcare, and government clients. Using their experience in delivering data, cable operators can bundle both voice and data for commercial subscribers and effectively compete with the telephone companies who have typically focused on large enterprises. Business services are just one of several market segments where cable and telephone companies are trying to penetrate each others’ markets.

Volatile Capital Market Conditions for Many Large Cable Operators

In recent years, the telecommunications equipment industry has been impacted by several financial challenges, including bankruptcies. Many of our domestic and international customers accumulated significant levels of debt during the earlier part of this decade and have since undertaken reorganizations and financial restructurings to streamline their balance sheets. Further, the equity and debt markets and general economic climate in the U.S. have been turbulent in 2007 and early 2008 and are expected to be so which may affect our customers spending patterns. It is also possible that continuing industry restructuring and consolidation will take place via mergers and or spin-offs. For example, in 2006 various Adelphia Communications properties were acquired by Comcast and Time-Warner Cable, two of the largest U.S. cable MSOs. Also in 2004, Cox Communications chose to go private. Regulatory issues, financial concerns, capital markets and business combinations among our customers are likely to significantly impact the overall industry capital spending plans potentially impacting our business. In addition, during the past 12 months many MSO’s have experienced a significant decline in the value of their stocks. This in turn may lead to MSO’s investing less in their networks for the foreseeable future.

Consolidation of vendors has occurred and may continue

In February 2006 Cisco Systems, Inc. acquired Scientific-Atlanta, Inc. Both Cisco and Scientific-Atlanta are key competitors of ARRIS. In February 2007 Ericsson purchased Tandberg Television. In July 2007 Motorola acquired Terayon Communication Systems. In December 2007 ARRIS acquired CCOR. It also is possible that other competitor consolidations may occur that could have an impact on future sales and profitability.

Our Strategy and Key Highlights

Our long-term business strategy includes the following key elements:

•	Transition to IP with an “Everything IP, Everywhere” philosophy and build on current market successes;

•	Leverage our current voice, video and data business;

•	Expand our existing product/services portfolio through internal developments, partnerships and acquisitions; and

•	Maintain and improve an already strong capital and expense structure.

Our mission is to simplify technology, facilitate its implementation, and enable operators to put their subscribers in control of their entertainment, information, and communication needs. Through a set of business solutions that respond to specific market needs, we are integrating our products, software, and services solutions to work with our customers as they address Internet Protocol telephony deployment, high speed data deployment, network capacity issues, on demand video rollout, operations management, network integration, and business services opportunities.

Below are some key highlights and trends relative to our strategy:

“Everything IP, Everywhere” is taking hold as MSOs globally have embraced VoIP and are now rapidly deploying this key new service.

•	Our sales grew 11% and 31% in 2007 and 2006, respectively as we have successfully leveraged our existing market position and industry experience to increase sales of both EMTA and CMTS products.

•	We expect strong demand for CMTS products to continue in future periods as new services and competition between our customers and their competitors intensifies the need to provide ever faster download speeds requiring added CMTS capacity and features. In the second half of 2008 a new generation of CMTS product based upon the DOCSIS 3.0 standard is expected to be introduced. It is possible that customers may reduce their short term purchases of DOCSIS 2.0 CMTS in anticipation of the new product.

•	We introduced our Universal EdgeQAM D5 late in 2007. We expect that sales of this key new product will ramp up through 2008. Initial margins on this product will be low until cost reductions can be implemented later in 2008

•	We expect demand for EMTAs to remain robust; however, we do not anticipate the growth in sales we have enjoyed for the past few years. Many of our customers have now passed through the initial launch stage, and are at “steady state” deployment rates and may not continue to incrementally increase the rate of their purchases. We enjoyed 100% market share with many customers into 2007. Most of our customers have a multi-vendor strategy. As a result, in 2007 several of our customers awarded a portion of their business to our competitors, which we expect will continue. Our ultimate level of sales of EMTAs will be affected by, but not limited to, such factors as the success our customers have marketing IP telephony to their subscribers, and the success our customers have retaining their IP telephony subscribers as well as our ability to limit the impact of the implementation of a multi vendor strategy by our customers. We also anticipate increased competition for EMTAs in the future.

•	Through our acquisition of C-COR in late 2007 we expanded our portfolio to include several key new products that leverage the IP spending of our customers. The Access and Transport products are expected to benefit from the plant upgrades MSO’s will undertake to expand the bandwidth they will require to offer new services to their subscribers. The OSS and On-Demand products also are well positioned to provide value added service and operational offerings to the MSO’s.

•	The cable industry is dominated by a small number of very large MSO’s. Our business is primarily focused on serving the MSOs. As a result, we face customer concentration risks. In particular, Comcast represented 40% of our consolidated sales in 2007. In 2006 and 2007 we were successful in adding new customers, particularly in Latin America and Canada, and also expanded our sales to key existing customer, notably Time Warner. This has helped offset some of the concentration risk. In February 2008 we announced that we anticipate that sales to Comcast will be lower in the first quarter of 2008 than in recent quarters.

We continue to invest significantly in research and development.

•	We have made significant investments through our research and development efforts in new products and expansion of our existing products. Our primary focus has been on products and services that will enable MSOs to build and operate high-availability, fault-tolerant networks, which allow them to generate greater revenue by offering high-speed data, IP telephony and digital video. This “success-based” capital expenditure is becoming an increasing portion of the cable operators’ total capital spending. In addition, some MSOs have expressed interest in offering bundled wireless telephony as part of their product offering. This product, known as Fixed Mobile Convergence (FMC), will allow cable subscribers to use mobile phones in their homes, connecting to the MSOs’ VoIP network in the home, and to roam from the home VoIP network to the cellular network outside of the home and back seamlessly. We are developing products to support this new offering. With our late 2007 acquisition of C-COR our research and development was significantly expanded to include Access and Transport, Video on Demand, Ad Insertion and OSS products. In 2007, we spent approximately $71.2 million on research and development, or 7.2% of revenue. We expect expenditures on research and development to be higher in the future as a result of the acquisition of C-COR. Prior to the acquisition on December 14, 2007, C-COR spent approximately $35.1 million on research and development in calendar 2007.

•	Key research and development accomplishments in 2007 included:

•	Continued work on DOCSIS® 3.0 technology across CMTS and CPE product lines

•	Introduction of the TM508/TM512 multiline EMTAs for commercial and multiple dwelling unit applications.

•	Continued work on a session initiated protocol (“SIP”) based version of our EMTA for Eastern European and Asian customers.

•	Introduction of our FlexPathTM wideband technology enabling delivery of over 100Mbps to the subscriber over standard cable plant. We announced a significant deployment of this product with J:COM in 2007

•	Continued work on our D5tm Universal Edge QAM product. We announced a significant deployment of Switched Digital Video with Comcast for this product line in third quarter 2007.

•	“Bronze” qualification certification for the C4® CMTS DOCSIS® 3.0 in the fourth quarter of 2007.

•	Continued engagement at CableLabs® on the DOCSIS® 3.0 and Modular CMTS standards to develop a Next Generation Network Architecture (NGNA). Based on the technology of our flagship C4® CMTS and D5tm Universal Edge QAM, we began the development of components that, when added to the existing installed base, should enable MSOs to cost effectively upgrade their networks to these new standards without the need to replace the existing equipment.

•	Release and qualification of the 1 GHz Optical Lid Upgrade providing a solution for fiber deeper architectures and advanced services like HSD, HD and VoIP.

•	Qualification of “drop-in” 1 GHz Amplifiers providing bandwidth enhancement for plant modernization while minimizing the need for plant disruptions associated with resplicing.

•	Qualification of the mid-sized Segmentable 1 GHz Node (OM3100) to complement the full-sized segmentable, 1 GHz (OM4100) node providing bandwidth expansion and a pay as you grow solution.

•	Next generation Mobile Workforce Management System release.

•	Expanding capabilities of Network Service Manager.

•	Released VOD in a Box — A solution that has the ability to launch VOD, nPVR, and SDV using a unified low cost video server platform.

•	Developed innovative VOD and Ad Insertion solutions.

In November 2006, we issued Convertible Notes to supplement our cash position in anticipation of potential future acquisitions.

•	In November 2006 we raised $276.0 million through the issuance of a 2% convertible note offering.

•	Proceeds from this offering were used to fund the acquisition of C-COR on December 14, 2007.

•	We ended 2007 with $391.8 million of cash, cash equivalents and short-term investments.

•	In January 2008 we redeemed, at par, $35 million of convertible debt that was assumed as part of the C-COR acquisition.

We continue to expand through partnerships and acquisitions.

•	To further our strategy we announced the acquisition of C-COR on September 24, 2007. The cash and stock transaction valued at approximately $680.4 million closed successfully on December 14, 2007. As a result of this acquisition we now have substantially greater scale and critical mass, as well as greater product breadth and enhanced customer diversity. As our customer base continues to consolidate, supplier scale and product breadth have become increasingly important. On a combined basis we expect our increased product breadth and greater scale to be strategically relevant to our customers, thereby giving us an opportunity to capture a larger share of their spending. The combination of our industry-leading voice, data and video products together with C-COR’s leading access, transmission, video and software solutions will enhance our competitive market position. Our new organization has an impressive global footprint with excellent customer and product line diversity and an even stronger international presence both in terms of sales and staff presence. The ability to offer end-to-end solutions should enable us to optimize customer relationships and drive greater product pull through.

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

Below is a table that shows our key operating data as a percentage of sales. Following the table is a detailed description of the major factors impacting the year-over-year changes of the key lines of our results of operations.

Key Operating Data (as a percentage of net sales)

	Years Ended December 31,
	2007	2006	2005

Net sales	100.0%	100.0%	100.0%
Cost of sales	72.4	71.7	72.0

Gross margin	27.6	28.3	28.0
Operating expenses:
Selling, general, and administrative expenses	10.1	9.8	10.9
Acquired in-process research and development charge	7.2	7.4	8.8
In-process research and development	0.6	—	—
Amortization of intangibles	0.2	0.1	0.2
Restructuring and impairment charges	—	0.2	0.2

Operating income	9.5	10.8	7.9
Other (income) expense:
Interest expense	0.7	0.1	0.3
Loss on debt retirement	—	—	0.3
Gain on terminated acquisition, net of expenses	(2.3)	—	—
Gain on investments	(0.5)	—	—
Gain on foreign currency	—	(0.1)	—
Interest income	(2.4)	(1.2)	(0.5)
Other expense (income), net	—	—	0.1

Income from continuing operations before income taxes	14.0	12.0	7.7
Income tax expense (benefit)	4.1	(3.9)	0.1

Net income from continuing operations	9.9	15.9	7.6
Income from discontinued operations	—	—	—

Net income	9.9%	15.9%	7.6%

Comparison of Operations for the Three Years Ended December 31, 2007

Net Sales

The table below sets forth our net sales for the three years ended December 31, 2007, 2006, and 2005, for each of our business segments described in Item 1 of this Form 10-K (in millions except percentages):

	Net Sales			Increase (Decrease)
	For the Years Ended			Between Periods
	December 31,			2007 vs. 2006		2006 vs. 2005
	2007	2006	2005	$	%	$	%

Segment:
BCS	$859.2	$766.5	$561.0	$92.7	12.1%	$205.5	36.6%
ATS	130.6	123.6	118.1	7.0	5.7%	5.5	4.7%
MCS	2.4	1.5	1.3	0.9	60.0%	0.2	15.4%

Total	$992.2	$891.6	$680.4	$100.6	11.3%	$211.2	31.0%

The table below sets forth our domestic and international sales for the three years ended December 31, 2007, 2006, and 2005 (in millions, except percentages):

	Net Sales			Increase (Decrease)
	For the Years Ended			Between Periods
	December 31,			2007 vs. 2006		2006 vs. 2005
	2007	2006	2005	$	%	$	%

Domestic	$724.1	$668.1	$495.8	$56.0	8.4%	$172.3	34.8%
International:
Asia Pacific	42.0	52.9	51.1	(10.9)	(20.6)	1.8	3.5
Europe	98.6	75.0	67.4	23.6	31.5	7.6	11.3
Latin America	71.5	41.7	25.0	29.8	71.5	16.7	66.8
Canada	56.0	53.9	41.1	2.1	3.9	12.8	31.1

Total international	268.1	223.5	184.6	44.6	20.0%	38.9	21.1%

Total	$992.2	$891.6	$680.4	$100.6	11.3%	$211.2	31.0%

Broadband Communications Systems Net Sales 2007 vs. 2006

During the year ended December 31, 2007, sales of our BCS segment increased $92.7 million or approximately 12.1%, as compared to 2006. This increase in BCS sales resulted from several components:

•	Sales of our EMTA product increased as operators ramped up deployment of VoIP. In 2007, we shipped 7.1 million units as compared to 4.8 million units in 2006. The increase in EMTA sales was broad-based and included sales to many new customers. Many of our customers are now through the initial launch stage of telephony. We enjoyed sole supplier status with many customers, including Comcast, through much of 2007. As a strategy, most of our customers utilize multiple vendors. As expected, Comcast began awarding market share to one of our competitors in the fourth quarter 2007. As a result of these factors, we do not expect similar growth in 2008.

•	Sales of our CMTS product increased reflecting higher sales to Comcast and our success in capturing new customers, for example Time Warner Cable and Cablevision Systems (NY). Continued increased demand for bandwidth coupled with the launch of telephony has driven increased demand for our CMTS products from our customers.

•	Sales of our CBR voice products declined year-over-year as customers migrated to VoIP products. As previously disclosed, this product is now at end-of-life.

Access, Transport and Supplies Net Sales 2007 vs. 2006

During the year ended December 31, 2007, Access, Transport and Supplies segment sales increased $7.0 million or approximately 5.7%, as compared to the same period in 2006.

•	Sales of this segment include Access and Transport Products of the former C-COR, which was acquired on December 14, 2007. For the period December 15 through December 31, 2007, we sold approximately $5.0 million of these products.

•	Sales of the remaining products in this segment relate to our Supplies product. Sales levels were similar in 2007 as compared to 2006, which reflect primarily spending by MSO’s for product to maintain and repair their networks.

Media & Communications Systems Net Sales 2007 vs. 2006

During the year ended December 31, 2007, Media & Communications Systems segment sales increased $0.9 million or approximately 60.0%, as compared to the same period in 2006.

•	Sales in this segment are mostly attributable to OSS and On-Demand products acquired as part of the C-COR acquisition. Since the acquisition occurred so late in 2007 there was not a significant level of activity during 2007. This segment will be more significant in 2008.

Broadband Communications Systems Net Sales 2006 vs. 2005

During the year ended December 31, 2006, sales of our BCS segment increased $205.5 million or approximately 36.6%, as compared to 2005. This increase in BCS segment sales resulted from several components:

•	Sales of our EMTA product increased as operators ramped up deployment of VoIP. In 2006, we shipped 4.8 million units as compared to 2.3 million units in 2005.

•	Sales of our CMTS product increased reflecting higher sales to Comcast and our success in capturing new customers. Continued increased demand for bandwidth coupled with the launch of telephony has driven increased demand for our CMTS products from our customers.

•	Sales of our CBR voice products declined year-over-year, in particular in the second half of 2006, as customers migrated to VoIP products.

Access, Transport and Supplies Net Sales 2006 vs. 2005

During the year ended December 31, 2006, ATS segment sales increased $5.5 million or approximately 4.7%, as compared to the same period in 2005.

•	Sales of Supplies products are the only revenues included in this segment in 2006 and 2005 as the balance of the products were acquired as a result of the C-COR acquisition in 2007.

•	Sales levels were similar in 2006 as compared to 2005 and reflect primarily spending by MSO’s for product to maintain and repair their networks.

Media & Communications Systems Net Sales 2006 vs. 2005

During the year ended December 31, 2006, MCS segment sales increased $0.2 million or approximately 15.4%, as compared to the same period in 2005.

•	Sales in this segment were immaterial in both years. Sales of this segment in the future will include OSS and On-Demand products acquired as part of the C-COR acquisition.

Gross Margin

The table below sets forth our gross margin for the three years ended December 31, 2007, 2006, and 2005, for each of our business segments (in millions, except percentages):

	Gross Margin $			Increase (Decrease)
	For the Years Ended			Between Periods
	December 31,			2007 vs. 2006		2006 vs. 2005
	2007	2006	2005	$	%	$	%

Business Segment:
BCS	$251.4	$229.9	$170.7	$21.5	9.4%	$59.2	34.7%
ATS	22.9	22.1	20.1	0.8	3.6%	2.0	10.0%
MCS	(0.4)	0.1	(0.1)	(0.5)	(500.0)%	0.2	200.0%

Total	$273.9	$252.1	$190.7	$21.8	8.6%	$61.4	32.2%

The table below sets forth our gross margin percentages for the three years ended December 31, 2007, 2006, and 2005, for each of our business segments:

	Gross Margin %			Percentage Point Increase
	For the Years Ended December 31,			(Decrease) Between Periods
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005

Business Segment:
BCS	29.3%	30.0%	30.4%	(0.7)	(0.4)
ATS	17.6%	17.9%	17.1%	(0.3)	0.8
MCS	(19.4)%	8.3%	(9.1)%	(27.7)	17.5
Total	27.6%	28.3%	28.0%	(0.7)	0.3

Our overall gross margins are dependent upon, among other factors, achievement of cost reductions, product mix, product introduction costs, and price reductions granted to customers.

Broadband Communications Systems Gross Margin 2007 vs. 2006

The increase in BCS segment gross margin dollars and the decrease in gross margin percentage in 2007 as compared to 2006 were related to the following factors:

•	The increase in gross margin dollars is the result of the $92.7 million increase in sales, partially offset by lower gross margin percentage.

•	The decrease in gross margin percentage primarily reflects product mix (having more lower margin EMTAs in the mix than higher margin CMTS) and lower margins and higher startup costs associated with the introduction of the Universal EdgeQAM, which began shipping in late 2007.

•	The decreases described above were offset by an increase in the gross profit percentage for our EMTAs. During 2006, in order to secure market share we chose to reduce the price of our Model 4 EMTA in advance of introducing our cost reduced Model 5 EMTA. As a result our 2006 margins were lower than historical averages until the transition was completed in the fourth quarter 2006.

Access, Transport and Supplies Gross Margin 2007 vs. 2006

The increase in ATS segment gross margin dollars year-over-year was the result of the $7.0 million increase in sales. The gross margin percentage did not materially differ year-over-year.

Media & Communications Systems Gross Margin 2007 vs. 2006

•	As explained above, sales and margins were immaterial in both periods.

Broadband Communications Systems Gross Margin 2006 vs. 2005

The increase in BCS segment gross margin dollars and the decrease in gross margin percentage in 2006 as compared to 2005 were related to the following factors:

•	The increase in gross margin dollars year-over-year is the result of the $205.5 million increase in sales, partially offset by lower gross margin percentage.

•	The decrease in the gross margin percentage year-over-year primarily reflects several factors. Product mix (the sales growth was weighted towards lower margin EMTAs as compared to higher margin CMTSs) contributed to a decline in margin percentage. Also, in order to secure market share in 2006, we chose to reduce the price of our Model 4 EMTA in advance of introducing our cost reduced Model 5 EMTA. As a result our margins were lower in 2006 until the transition was completed in the fourth quarter 2006. Offsetting these factors were increased sales and cost reductions achieved related to our C4® CMTS.

Access, Transport and Supplies Gross Margin 2006 vs. 2005

The increase in ATS segment gross margin dollars year-over-year was the result of the $5.5 million increase in sales. The gross margin percentage did not materially differ year-over-year.

Media & Communications Systems Gross Margin 2006 vs. 2005

•	As explained above, sales and margins were immaterial in both periods.

Operating Expenses

The table below provides detail regarding our operating expenses (in millions, except percentages):

	Operating Expenses			Increase (Decrease)
	For the Years Ended			Between Periods
	December 31,			2007 vs. 2006		2006 vs. 2005
	2007	2006	2005	$	%	$	%

Selling, general, & administrative	$99.9	$87.2	$74.4	$12.7	14.6%	$12.8	17.2%
Research & development	71.2	66.1	60.1	5.1	7.7%	6.0	10.0%
Acquired in-process research & development	6.1	—	—	6.1	—	—	—
Amortization of intangible assets	2.3	0.6	1.2	1.7	283.3%	(0.6)	(50.0)%
Restructuring, impairment & other	0.5	2.2	1.3	(1.7)	(77.3)%	0.9	69.2%

Total	$180.0	$156.1	$137.0	$23.9	15.3%	$19.1	13.9%

Selling, General, and Administrative, or SG&A, Expenses

2007 vs. 2006

Several factors contributed to the $12.7 million increase year-over-year:

•	Increased costs (salaries, fringe benefits, travel) of approximately $7.0 million associated with increased staffing levels, particularly in the sales organization, as a result of the growth in the business and the decision to further invest in the sales force.

•	Variable compensation costs (bonuses) decreased by $2.0 million year-over-year reflecting less favorable business results versus plan as compared to 2006.

•	We acquired C-COR on December 14, 2007 and as a result incurred $1.8 million of SG&A cost in 2007 that did not exist in 2006. Further, we incurred approximately $1.4 million of higher professional and other fees associated with the acquisition.

•	We incurred $1.9 million higher legal costs defending various matters, in particular patent litigation claims. We anticipate this trend may continue.

•	In 2006 we benefited by approximately $1.6 million from recoveries of previous written off accounts receivable. This did not reoccur in 2007.

2006 vs. 2005

Several factors contributed to the $12.8 million increase year-over-year:

•	Increased employee related costs (salaries, fringe benefits, travel) of approximately $5.1 million associated with increased staffing levels, particularly in the sales organization, as a result of the growth in the business and the decision to further invest in the sales force.

•	Variable compensation costs (bonuses, commissions) increased by approximately $2.8 million year-over-year reflecting the increase in staff and our strong business performance relative to targets established by our board of directors.

•	An increase in compensation expense of approximately $1.5 million related to the full year impact of equity compensation expense recorded under the provisions of SFAS No. 123R, Share-Based Payment.

•	Increase in other costs (net) of $3.4 million including higher health care costs, legal / accounting / professional fees and sales sample expenses, partially offset by lower bad debt expense.

Research & Development, or R&D, Expenses

Included in our R&D expenses are costs directly associated with our development efforts (people, facilities, materials, etc.) and reasonable allocations of our information technology and facility costs.

2007 vs. 2006

Several factors contributed to the $5.1 million increase year-over-year:

•	Salaries, benefits, and travel costs increased by approximately $4.1 million reflecting higher staffing levels.

•	Variable compensation costs (bonuses) decreased by $1.5 million year-over-year reflecting not as strong business results versus plan as compared to 2006.

•	We acquired C-COR on December 14, 2007 and as a result incurred $1.1 million of R&D expenses in 2007 that did not exist in 2006.

•	Outside services related to R&D, such as testing and certifications, increased approximately $1.0 million year-over-year.

2006 vs. 2005

Several factors contributed to the $6.0 million increase year-over-year:

•	Variable compensation costs and equity compensation costs increased by approximately $0.9 million.

•	In April 2006, we entered into a joint development, licensing and supply agreement with UTStarcom that will enable the fourth component of the quadruple play for cable MSOs worldwide. The joint solution will allow customers with Wi-Fi enabled handsets to seamlessly roam between their cellular and Wi-Fi connections, or a service commonly referred to as fixed mobile convergence, or FMC. In the second quarter of 2006, we recognized R&D expense of $2.4 million related to this agreement with the remaining license fees of approximately $2.6 million expected to be expensed in 2007 and 2008, of which $1.5 million was recognized in the first quarter 2007.

•	Outside services related to R&D, such as testing and certifications, increased approximately $1.7 million year-over-year.

Acquired In-Process Research and Development Charge

During 2007 we recorded a $6.1 million expense for acquired in-process R&D related to the C-COR acquisition.

Restructuring and Impairment Charges

During 2007, 2006 and 2005, we recorded restructuring and impairment charges of $0.5 million, $2.2 million and $1.3 million, respectively, which predominately relate to changes in estimates related to real estate leases associated with the previous consolidation of certain facilities. The adjustment recorded in 2006 relates primarily to a vacant property in Georgia. This lease has approximately two years remaining. Given the limited time left on the lease and the information we have gained through our advisors and continued marketing efforts, we concluded we will be unsuccessful in subletting the facility.

Impairment of Goodwill

On an annual basis, we review our goodwill based upon our analysis and an independent valuation. The valuation is determined using a combination of the income and market approaches on an invested capital basis, which is the market value of equity plus interest-bearing debt. Independent valuations were performed in the fourth quarters of 2007, 2006, and 2005, and no impairment was indicated.

Amortization of Intangibles

We acquired C-COR on December 14, 2007 and recognized intangible assets of $271.9 million as a component of the purchase price. The amortization of C-COR intangibles from acquisition date through the end of 2007 was approximately $2.1 million and is expected to be approximately $43.8 million in 2008.

In 2006 and 2005, our intangibles amortization expense represents amortization of existing technology acquired as a result of the Cadant, Inc. acquisition in 2002, the Atoga and Com21 acquisitions in 2003, and the cXm Broadband LLC acquisition in 2005. As of January 2005, the intangibles associated with Cadant, Inc. were fully amortized, as of August 2006, the intangibles associated with Com21 were fully amortized, and as of December 2007, the intangibles associated with cXm Broadband were fully amortized.

Other Expense (Income)

The table below provides detail regarding our other expense (income) (in millions):

	Other Expense (Income)			Increase (Decrease)
	For the Years Ended December 31,			Between Periods
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005

Interest expense	$6.6	$1.0	$2.1	$5.6	$(1.1)
Loss (gain) on debt retirement	—	—	2.4	—	(2.4)
Gain related to terminated acquisition, net of expenses	(22.8)	—	—	(22.8)	—
Loss (gain) on investments and notes receivable	(4.6)	—	0.1	(4.6)	(0.1)
Gain on foreign currency	—	(1.4)	(0.1)	1.4	(1.3)
Interest income	(24.8)	(11.2)	(3.1)	(13.6)	(8.1)
Other expense (income)	0.4	0.3	0.5	0.1	(0.2)

Total expense (income)	$(45.2)	$(11.3)	$1.9	$(33.9)	$(13.2)

Interest Expense

Interest expense reflects the amortization of deferred finance fees, and the interest paid on our convertible subordinated notes, capital leases and other debt obligations.

Loss on Debt Retirement

In May 2005, we called $75.0 million of the Notes due 2008 for redemption and the holders of the Notes elected to convert the notes into 15.0 million shares of common stock rather than have the Notes redeemed. Under the indenture’s terms for redemptions, we made a make-whole interest payment of approximately 0.3 million shares resulting in a charge of $2.4 million during the second quarter of 2005. As of December 31, 2005, the Notes had been fully converted.

Gain Related to Terminated Acquisition of Tandberg Television ASA

In January 2007, we announced our intention to purchase the shares of TANDBERG Television for approximately $1.2 billion. In February 2007, another party announced its intent to make a competing all cash offer for all of TANDBERG Television’s outstanding shares at a higher price than our offer. Ultimately, the board of directors of TANDBERG Television recommended to its shareholders that they accept the other party’s offer and our offer lapsed without being accepted. As part of the agreement with TANDBERG Television, we received a break-up fee of $18.0 million. In conjunction with the proposed transaction, we incurred expenses of approximately $7.5 million.

We also realized a gain of approximately $12.3 million on the sale of foreign exchange contracts we had purchased to hedge the transaction purchase price.

Loss on Investments and Notes Receivable

We hold certain investments in the common stock of publicly-traded companies, a number of non-marketable equity securities, and investments in rabbi trusts associated with our deferred compensation plans. For further discussion on the classification and the accounting treatment of these investments, see the Investments section within Financial Liquidity and Capital Resources contained herein. During the years ended December 31, 2007, 2006, and 2005, we recorded net (gains) losses related to these investments of $(4.6) million, $29 thousand, and $0.1 million, respectively.

Loss (Gain) in Foreign Currency

During 2007, 2006 and 2005, we recorded foreign currency losses (gains) related to our international customers whose receivables and collections are denominated in their local currency. We have implemented a hedging strategy to mitigate the monetary exchange fluctuations.

Income Tax Expense

Our annual provision for income taxes and determination of the deferred tax assets and liabilities require management to assess uncertainties, make judgments regarding outcomes, and utilize estimates. To the extent the final outcome differs from initial assessments and estimates, future adjustments to our tax assets and liabilities will be necessary.

In 2007, we recorded $41.0 million of income tax expense for U.S. federal and state taxes and foreign taxes. The total tax expense was favorably impacted by two discrete events during 2007. Capital gains arising from the terminated Tandberg acquisition, along with other capital gains arising from the sale of investments, allowed the Company to reverse approximately $5.3 million in valuation allowances. Additionally, upon finalizing our analysis of available research and development tax credits during the third quarter of 2007, we identified an additional $4 million of tax credit benefits. These two favorable discrete events were partially offset by approximately $2.3 million of unfavorable tax impact arising from the C-COR in-process research and development charges during the fourth quarter.

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

In 2007, 2006 and 2005, we recorded income of $0.2 million, related to our reserves for discontinued operations. These adjustments were the result of the resolution of various vendor liabilities, taxes and other costs.

Financial Liquidity and Capital Resources

Overview

As highlighted earlier, one of our key strategies is to maintain and improve our capital structure. The key metrics we focus on are summarized in the table below:

Liquidity & Capital Resources Data

	Year Ended December 31,
	2007	2006	2005
	(in millions, except DSO and Turns)

Key Working Capital Items
Cash provided by operating activities	$63.4	$144.2	$26.7
Cash, cash equivalents, and short-term investments	$391.8	$549.2	$129.5
Accounts Receivable, net	$167.0	$115.3	$83.5
- Days Sales Outstanding (full year excluding C-COR)	48	41	37
Inventory	$131.8	$94.2	$113.9
- Turns (full year excluding C-COR)	7.2	6.1	4.7
Key Debt Items
Convertible notes due 2026	$276.0	$276.0	$—
C-COR convertible notes (redeemed January 14, 2008)	$35.0	$—	$—
Capital Expenditures	$15.1	$12.7	$9.6

In managing our liquidity and capital structure, we have been and are focused on key goals, and we have and will continue in the future to implement actions to achieve them. They include:

•	Liquidity — ensure that we have sufficient cash resources or other short term liquidity to manage day to day operations

•	Growth — implement a plan to ensure that we have adequate capital resources, or access thereto, fund internal growth and execute acquisitions while retiring our notes in a timely fashion.

Below is a description of key actions taken and an explanation as to their potential impact:

Inventory & Accounts Receivable

We use turns to evaluate inventory management and days sales outstanding, or DSOs, to evaluate accounts receivable management.

Accounts receivable increased year-over-year. Several factors led to the increase. First, in 2007, as part of the C-COR acquisition, we acquired approximately $34.4 million of accounts receivable. Second, sales increased in the fourth quarter each year leading to higher accounts receivable. Finally, as part of ongoing commercial discussions with certain customers, we have in some instances granted longer payment terms and, as result, our DSOs increased in 2007. Looking forward, we do not anticipate a reduction in DSOs. It is possible that DSOs may increase, particularly if the international component of our business increases as customers internationally typically have longer payment terms.

Inventory increased 2007 versus 2006. Two factors led to the increase. First, in 2007, as part of the C-COR acquisition, we acquired approximately $28.1 million of inventory. Second, 2006 ended slightly below target levels and we chose to increase the supply of key products to ensure availability in 2007. Inventory dollars decreased and turns increased in 2006 versus 2005 as we ended 2005 with higher than anticipated supply of EMTAs as a result in a shift of customer demand. Inventory turns may modestly improve in the future.

Redemption of the 2008 Notes

In May 2005, we called the remaining $75.0 million of the Notes for redemption and the holders of the Notes elected to convert the notes into 15.0 million shares of common stock rather than have the Notes redeemed. We made a make-whole interest payment of approximately 0.3 million shares resulting in a charge of $2.4 million during the second quarter 2005.

Issuance of the 2026 Notes

On November 6, 2006, we issued $276.0 million of 2% convertible senior notes due 2026. The notes are convertible, at the option of the holder, at any time prior to maturity, based on an initial conversion rate of 62.1504 shares per $1,000 base amount, into cash up to the principal amount and, if applicable, shares of our common stock, cash or a combination thereof. Interest is payable on May 15 and November 15 of each year. We may redeem the notes at any time on or after November 15, 2013, subject to certain conditions. As of December 31, 2007, there were $276.0 million of the notes outstanding. We issued the notes primarily to fund future acquisitions.

Redemption of $35.0 Million Notes Acquired as Part of the C-COR Acquisition

The Notes, as disclosed and planned, were redeemed at par on January 14, 2008. See below for a further description of the Notes.

Summary of Current Liquidity Position and Potential for Future Capital Raising

We believe our current liquidity position, where we had approximately $391.8 million of cash, cash equivalents, and short-term investments on hand as of December 31, 2007, together with the prospects for continued generation of cash from operations are adequate for our short-and medium-term business needs. As announced on February 19, 2008, our Board of Directors approved the repurchase of $100 million of our common stock, which, as and to the extent completed, will utilize a portion of these funds. In addition, a key part of our overall long-term strategy may be implemented through additional acquisitions, and a portion of these funds may be used for that purpose as well. Should our available funds be insufficient for those purposes, it is possible that we will raise capital through private, or public, share or debt offerings. We believe we have the ability to access the capital markets on commercially reasonable terms.

Contractual Obligations

Following is a summary of our contractual obligations as of December 31, 2007:

	Payments due by period
Contractual Obligations	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(in millions)

Debt	$35.3	$0.7	$0.1	$276.0	$312.1
Capital leases	0.1	—	—	—	0.1
Operating leases, net of sublease income(1)	5.8	7.6	4.8	3.6	21.8
Purchase obligations(2)	104.8	0.1	—	—	104.9

Total contractual obligations(3)	$146.0	$8.4	$4.9	$279.6	$438.9

(1)	Includes leases which are reflected in restructuring accruals on the consolidated balance sheets.

(2)	Represents obligations under agreements with non-cancelable terms to purchase goods or services. The agreements are enforceable and legally binding, and specify terms, including quantities to be purchased and the timing of the purchase.

(3)	Approximately $9.5 million of FIN 48 liabilities have been excluded from the contractual obligation table because we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Cash Flow

Below is a table setting forth the key lines of our Consolidated Statements of Cash Flows (in millions):

	2007	2006	2005

Cash provided by operating activities	$63.5	$144.2	$26.7
Cash provided by (used in) investing	$(221.7)	$(45.8)	$13.8
Cash provided by financing	$20.4	$287.9	$9.7
Net increase (decrease) in cash	$(137.8)	$386.3	$50.2

Operating Activities:

Below are the key line items affecting cash from operating activities (in millions):

	2007	2006	2005

Net income after non-cash adjustments	$97.3	$112.3	$72.9
(Increase)/Decrease in accounts receivable	(17.5)	(32.2)	(27.2)
(Increase)/Decrease in inventory	(9.5)	19.7	(20.9)
(Increase)/Decrease in accounts payable and accrued liabilities	(9.9)	50.2	7.1
Other, net	3.1	(5.8)	(5.2)

Cash provided by operating activities	$63.5	$144.2	$26.7

•	Net income after adjustments for non cash items was $15.0 million lower in 2007 as compared to 2006.

•	Our year-over-year increase in sales resulted in higher operating income before depreciation, amortization and in-process research and development expense.

•	We had higher net interest income/expense as a result of higher cash balances.

•	We recorded approximately $22.8 million of gains in 2007 associated with the failed Tandberg transaction.

•	The above factors were more than offset with increases in income tax expenses.

•	Net income after adjustments for non cash items increased by $39.4 million in 2006 as compared to 2005, predominately the result of the $211 million increase in sales which resulted in $61 million of higher gross margins.

•	Excluding assets acquired as part of the C-COR acquisition, our inventory increased by $9.4 million in 2007 as compared to 2006. Throughout 2007 we chose to modestly increase our stocking levels to better serve customer demand. In 2006, our inventory decreased from 2005 as we balanced inventory levels with our customers.

•	Our accounts receivable increased in both 2006 and 2007 as a result of higher revenues. Our days sales outstanding, or DSO, in 2007 (excluding C-COR) was 48 as compared to 41 in 2006.

•	Accounts payable and accrued liabilities increased in 2007, primarily the result of the increase in inventory levels.

Investing Activities:

Below are the key line items affecting investing activities (in millions):

	2007	2006	2005

Capital expenditures	$(15.1)	$(12.7)	$(9.6)
Acquisitions/other	(285.3)	0.2	(0.2)
Purchases of short-term investments	(356.4)	(129.5)	(59.3)
Disposals of short-term investments	412.3	96.2	83.0
Proceeds from termination of TandbergTV acquisition, net of payments	22.8	—	—

Cash provided by (used in) investing activities	$(221.7)	$(45.8)	$13.9

Capital Expenditures — Capital expenditures are mainly for test equipment, laboratory equipment, and computing equipment. We anticipate investing approximately $25.0 million in 2008. The increase is the result of the C-COR acquisition.

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

Proceeds from Termination of TandbergTV Acquisition, Net of Payments — This represents the cash proceeds we received from the breakup fee of the proposed acquisition, foreign exchange gains associated with the transaction, and related costs we incurred in association with the proposed transaction.

Financing Activities:

Below are the key items affecting our financing activities (in millions):

	2007	2006	2005

Proceeds from issuance of 2026 notes	$—	$276.0	$—
Deferred financing fees paid	—	(7.8)	—
Repurchase of shares to satisfy employee tax withholdings	(3.1)	(2.0)	(1.2)
Proceeds from issuance of common stock	14.3	12.3	10.9
Excess tax benefits from stock-based compensation plans	9.2	9.4	—

Cash provided by financing activities	$20.4	$287.9	$9.7

Issuance of Convertible Senior Notes due 2026

On November 6, 2006, we issued $276.0 million of 2% convertible senior notes due 2026. The notes are convertible, at the option of the holder, based on an initial conversion rate, subject to adjustment, of 62.1504 shares per $1,000 base amount (which represents an initial conversion price of approximately $16.09 per share of our common stock), into cash up to the principal amount and, if applicable, shares of our common stock, cash or a combination thereof. The notes may be converted during any calendar quarter in which the closing price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect at that time (which, based on the current conversion price would be $19.31) and upon the occurrence of certain other events. Upon conversion, the holder will receive the principal amount in cash and an additional payment, in either cash or stock at the option of ARRIS. The additional payment will be based on a formula which calculates the difference between the initial conversion rate ($16.09) and the market price at the date of the conversion. As of December 31, 2007, the notes could not be convertible by the holders thereof. Interest is payable on May 15 and November 15 of each year.

We may redeem the notes at any time on or after November 15, 2013, subject to certain conditions. As of December 31, 2007, there were $276.0 million of the notes outstanding. We issued the notes primarily to fund future acquisitions. Additionally, we paid approximately $7.8 million of finance fees related to the issuance of the notes. These costs will be amortized over seven years. The remaining balance of unamortized financing costs from these notes as of December 31, 2007, and 2006 is $6.5 million, and $7.7 million, respectively.

Debt Assumed as Part of the Acquisition of C-COR

At December 31, 2007, $35.0 million of 3.5% senior unsecured convertible notes (“Notes”) due on December 31, 2009, which had been issued by C-COR, were outstanding. Interest on the Notes was payable semi-annually on June 30 and December 30. Each Note was convertible by the holder, at its option, into shares of ARRIS’ common stock at a conversion rate of 92.9621 shares per one thousand dollars of principal amount of the Note, for an aggregate of 3,253,674 potential common shares.

On December 14, 2007, the Company gave notice to the Note holders that it was calling all of the Notes and that redemption would occur on January 14, 2008. The Notes were subsequently redeemed on January 14, 2008.

C-COR obtained $2.0 million of funding through the Pennsylvania Industrial Development Authority (PIDA) for 40% of the cost of the expansion of the Company’s facility in State College, Pennsylvania. The PIDA borrowing has an interest rate of 2%. Monthly payments of principal and interest of $13 thousand are required through 2010. Certain property, plant, and equipment collateralize the borrowing. The principal balance at December 31, 2007 was $0.4 million.

Common Stock Transactions

In conjunction with the acquisition of C-COR on December 14, 2007, the Company issued 25.1 million shares of ARRIS common stock, together with approximately $366 million in cash, in exchange for all of the outstanding shares of C-COR common stock not already held by the Company.

Sales of common stock represent the proceeds we received as a result of exercise of stock options.

Income Taxes

During the 2007 year, approximately $6.9 million of U.S. federal tax benefits were obtained from tax deductions arising from equity-based compensation deductions, of which $3.8 million resulted from 2007 exercises of non-qualified stock options and lapses of restrictions on restricted stock awards. The remaining $3.1 million of U.S. federal tax benefits were due to the utilization of prior year net operating losses, generated by equity-based compensation deductions, against 2007 taxable income. During the 2006 tax year, approximately $13.7 million of tax benefits were obtained from tax deductions arising from equity-based compensation deductions of which $3.8 million resulted from 2006 exercises of non-qualified stock options and lapses of restrictions on restricted stock awards. The remaining $9.9 million of tax benefits arose from the utilization of prior year net operating losses, generated by equity-based compensation deductions, against 2006 year taxable income.

Interest Rates

As of December 31, 2007, we did not have any floating rate indebtedness or outstanding interest rate swap agreements.

Foreign Currency

A significant portion of our products are manufactured or assembled in Mexico, Taiwan, China, Ireland, and other foreign countries. Further, as part of the C-COR acquisition we acquired a manufacturing facility in Mexico. Our sales into international markets have been and are expected in the future to be an important part of our business. These foreign operations are subject to the usual risks inherent in conducting business abroad, including risks with respect to currency exchange rates, economic and political destabilization, restrictive actions and taxation by foreign governments, nationalization, the laws and policies of the United States affecting trade, foreign investment and loans, and foreign tax laws.

We have certain international customers who are billed in their local currency. We use a hedging strategy and enter into forward or currency option contracts based on a percentage of expected foreign currency revenues. The percentage can vary, based on the predictability of the revenues denominated in euros.

Financial Instruments

In the ordinary course of business, we, from time to time, will enter into financing arrangements with customers. These financial arrangements include letters of credit, commitments to extend credit and guarantees of debt. These agreements could include the granting of extended payment terms that result in longer collection periods for accounts receivable and slower cash inflows from operations and/or could result in the deferral of revenue.

ARRIS executes letters of credit in favor of certain landlords and vendors to guarantee performance on lease and insurance contracts. Additionally, we have cash collateral account agreements with our financial institutions as security against potential losses with respect to our foreign currency hedging activities. The letters of credit and cash collateral accounts are reported as restricted cash. As of December 31, 2007 and 2006, we had approximately $7.6 million and $3.1 million outstanding, respectively, of cash collateral. The $7.6 million cash collateral includes $7.0 million that has been classified as current assets as restricted cash as the terms of the associated commitments expire in less than one year and $0.6 million that has been classified as long term and is included in other assets. As of December 31, 2006 all of the $3.1 million was short term and were classified as restricted cash.

Cash, Short-Term Investments and Available-For-Sale Investments

Our cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) are primarily held in money market funds that pay either taxable or non-taxable interest. We hold short-term investments consisting of debt securities classified as available-for-sale, which are stated at estimated fair value. These debt securities consist primarily of commercial paper, auction rate securities, certificates of deposits, and U.S. government agency financial instruments. Auction rate securities, paying either taxable or non-taxable interest, generally have long-term maturities beyond three months but are priced and traded as short-term instruments. At December 31, 2007, ARRIS had $30.3 million invested in auction rate securities, all of which successfully repriced in January 2008. However, on February 26, 2008, an auction rate security of approximately $5.3 million failed to reprice, resulting in ARRIS continuing to hold this security. This particular security was held as of December 31, 2007 and had successfully repriced in January 2008. As a result of the unsuccessful auction, the reset interest rate was increased to above market, and the next auction is scheduled for April 1, 2008. We may not be able to access these funds until a successful auction occurs. As of February 29, 2008, ARRIS had $27.1 million invested in auction rate securities. We will continue to evaluate the fair value of its investments in auction rate securities for a potential other-than-temporary impairment if a decline in fair value occurs. These investments are on deposit with major financial institutions.

From time to time, we held certain investments in the common stock of publicly-traded companies, which were classified as available-for-sale. As of December 31, 2007 and 2006 our holdings in these investments were immaterial. Changes in the market value of these securities are typically recorded in other comprehensive income and gain or losses on related sales of these securities are recognized in income. These securities are also subject to a periodic impairment review, which requires significant judgment. During the year ended December 31, 2007, we recognized a gain of approximately $4.6 million related to sales of our available-for-sale investments. During the years ended December 31, 2006 and 2005, we recognized losses of $29 thousand and $146 thousand, respectively. As of December 31, 2007 and 2006, we had unrealized gains related to available-for-sale securities of approximately $20 thousand and $1.3 million, respectively, included in comprehensive income.

We previously offered a deferred compensation arrangement, which allowed certain employees to defer a portion of their earnings and defer the related income taxes. As of December 31, 2004, the plan was frozen and no further contributions are allowed. The deferred earnings are invested in a “rabbi trust,” and are accounted for in accordance with Emerging Issues Task Force Issue No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested. A rabbi trust is a funding vehicle used to protect the deferred compensation from various events (but not from bankruptcy or insolvency). Upon the acquisition of C-COR, we also acquired a rabbi trust asset related to a C-COR deferred compensation plan. During 2007, we recognized a gain related to the rabbi trust of $1.3 million in our statement of operations, which had previously been recorded as an unrealized gain and included in other comprehensive income. Therefore, as of December 31, 2007, there was no longer an unrealized gain related to the rabbi trust. At December 31, 2006, ARRIS had an accumulated unrealized gain related to the rabbi trust of approximately $1.3 million included in other comprehensive income.

Capital Expenditures

Capital expenditures are made at a level designed to support the strategic and operating needs of the business. ARRIS’ capital expenditures were $15.1 million in 2007 as compared to $12.7 million in 2006 and $9.6 million in 2005. ARRIS had no significant commitments for capital expenditures at December 31, 2007. Management expects to invest approximately $25 million in capital expenditures for the year 2008. The increase is the result of the acquisition of C-COR.

Net Operating Loss Carryforwards and Research and Development Credit Carryforwards

As of December 31, 2007, ARRIS had net operating loss, or NOL, carryforwards for domestic federal and domestic state and foreign income tax purposes of approximately $109.9 million, $141.8 million and $68.8 million, respectively. The U.S. federal NOLs expire through 2024. Foreign NOLs related to our Irish subsidiary in the amount of $22.6 million have an indefinite life and can only be used to offset Irish income. A significant portion of the available NOLs arose from the acquisition of C-COR Incorporated on December 14, 2007. As part of the purchase accounting, we did not record valuation allowances, as C-COR had done previously, associated with the domestic federal NOLs (approximately $109.9 million). Since we do not believe the ultimate reliability of the deferred tax assets associated with the domestic state and foreign NOLs is more likely than not, we recorded valuation allowances against these remaining acquired C-COR NOLs. We continually review the adequacy of the valuation allowances and recognize the benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.

In the fourth quarter of 2006, ARRIS completed its initial analysis related to the availability of federal research and development tax credits arising from qualified research expenditures for tax years beginning in 2001 and continuing through 2006. Due to this analysis, we recorded a deferred income tax asset related to those research and development tax credits in the amount of $13.8 million. During the third quarter of 2007, ARRIS finalized its analysis related to the availability of the federal research and development tax credits, and recorded an additional $5.1 million in deferred income tax assets. Approximately $10.2 million of the tax credits were utilized in 2007. An additional $3.0 million of research and development tax credits were acquired from C-COR Incorporated. As of December 31, 2007, ARRIS has $11.7 million of available research and development tax credits. The remaining unutilized research and development tax credits can be carried back one year and carried forward twenty years.

As of December 31, 2006, ARRIS reversed approximately $72.3 million of the total valuation allowance that had previously been recorded against its domestic federal, state, and foreign deferred tax assets. This adjustment was required when, after a review of the applicable evidence, ARRIS management concluded than it was more likely than not to be able to utilize these specific deferred tax assets in the future. The availability of tax benefits of NOL and research and development tax credit carryforwards to reduce ARRIS’ federal and state income tax liability is subject to various limitations under the Internal Revenue Code. The availability of tax benefits of NOL carryforwards to reduce ARRIS’ foreign income tax liability is subject to the various tax provisions of the respective countries.

Defined Benefit Pension Plans

The Company sponsors two non-contributory defined benefit pension plans that cover the Company’s U.S. employees. As of January 1, 2000, the Company froze the defined pension plan benefits. These participants elected to enroll in ARRIS’ enhanced 401(k) plan. Due to the cessation of plan accruals for such a large group of participants, a curtailment was considered to have occurred and the Company accounted for this in accordance with SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for

Termination Benefits. The Company has not recognized any expense (income) related to supplemental pension benefits for years ended December 31, 2007, 2006, and 2005.

The investment strategies of the plans place a high priority on benefit security. The plans invest conservatively so as not to expose assets to depreciation in adverse markets. The plans’ strategy also places a high priority on earning a rate of return greater than the annual inflation rate along with maintaining average market results. The plan has targeted asset diversification across different asset classes and markets to take advantage of economic environments and also to minimize risk by dampening the portfolio’s volatility.

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

ARRIS adopted SFAS No. 158 as of December 31, 2006. However, the requirement to measure plan assets and benefit obligations as of the date of the fiscal year-end balance sheet is effective for fiscal years ending after December 15, 2008. ARRIS has not yet adopted this provision and has used September 30 as the measurement date for the 2007, 2006 and 2005 reporting year. See Note 16 of the Notes to the Consolidated Financial Statements for further detail. Based on the Company’s initial analysis, we estimate that the impact of changing the measurement date for plan assets and liabilities from September 30 to December 31 will be a one time addition to net periodic expense of approximately $0.4 million for 2008.

The weighted-average actuarial assumptions used to determine the benefit obligations for the three years presented are set forth below:

	2007	2006	2005

Assumed discount rate for non-qualified plan participants	6.25%	5.75%	5.50%
Assumed discount rate for qualified plan participants	6.25%	5.75%	5.75%
Rates of compensation increase	3.75%	3.75%	3.75%

The weighted-average actuarial assumptions used to determine the net periodic benefit costs are set forth below:

	2007	2006	2005

Assumed discount rate for non-qualified plan participants	5.75%	5.50%	6.00%
Assumed discount rate for qualified plan participants	5.75%	5.75%	6.00%
Rates of compensation increase	3.75%	3.75%	5.94%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%

The expected long-term rate of return on assets is derived using the building block approach which includes assumptions for the long term inflation rate, real return, and equity risk premiums.

As of December 31, 2007, the expected benefit payments related to the Company’s defined benefit pension plans during the next ten years are as follows (in thousands):

2008	$812
2009	852
2010	1,428
2011	1,420
2012	1,578
2013 - 2017	10,411

In addition, the Company assumed liabilities related to the C-COR acquisition for a deferred retirement salary plan which is limited to certain current and former officers of C-COR. The present value of the estimated future retirement benefit payments is being accrued over the estimated service period from the date of signed agreements with the employees. The accrued balance of this plan, the majority of which is included in other long-term liabilities, was $2.1 million at December 31, 2007.

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

As of December 31, 2007, there was approximately $19.8 million of total unrecognized compensation cost related to unvested share-based awards granted under the Company’s incentive plans. This compensation cost is expected to be recognized over a weighted-average period of 2.7 years.

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

Revenue is recognized in accordance with applicable accounting guidance, which includes but is not limited to the following: SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), EITF No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), AICPA Statement of Position No. 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by AICPA Statement of Position No. 98-9, Software Revenue Recognition, With Respect to Certain Transactions (“SOP 98-9”), FASB Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts, EITF No. 00-24, Revenue Recognition: Sales Agreements that Include Specified Price Trade-In Rights, EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), FAS 68, Research and Development Arrangements, Accounting Research Bulletin No. 45, Long-Term Construction-Type Contracts (“ARB 45”), AICPA Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”), and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34.

Product revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. Contracts and customer purchase orders generally are used to determine the existence of an arrangement. Shipping documents, proof of delivery and customer acceptance (when applicable) are used to verify delivery.

We sell internally developed software as well as software developed by outside third parties, some of which does not require significant production, modification or customization. We recognize software and any associated system product revenue where software is more than an incidental component, in accordance with SOP 97-2, as amended by SOP No. 98-9.

Maintenance and support service fees are generally billed and collected in advance of the associated maintenance contract term. Maintenance and support service fees collected are recorded as deferred revenue and recognized ratably under the straight-line method over the term of the contract.

Customer incentive programs which include consideration, primarily rebates/credits to be used against future product purchases and certain volume discounts, have been recorded as a reduction of revenue when recognized in the financial statements.

Revenue is deferred if any of the revenue recognition criteria outlined in SAB 104 and related accounting guidance is not met, and as certain circumstances exist for any of our products or services, including:

1.	When undelivered products or services that are essential to the functionality of the delivered product exist, revenue is deferred until such undelivered products or services are delivered.

2.	When final acceptance of the product is specified by the customer, revenue is deferred until the acceptance criteria have been met.

3.	When trade-in rights are granted at the time of sale, a portion of the sale is treated as a guarantee and is deferred until the trade-in right is exercised or the right expires. In determining the deferral amount, management estimates the expected trade-in rate and future value of the product upon trade-in. These factors are periodically reviewed and updated by management, and the updates may result in either an increase or decrease in the deferral.

Certain of our products contain more than incidental software and are accounted for under SOP 97-2: CMTS, ARRIS Spectrum Analyzer (“ASA”), D5, UCTS, Commercial Services Aggregator (“CSA”) 9000, CXM Gateway, Video On Demand (“VOD”), and Advertising Insertion. Pursuant to the requirements of SOP 97-2, we seek to establish appropriate vendor-specific objective evidence (“VSOE”) of the fair value of post-contract customer support (“PCS”) services for all products.

In accordance with SOP 97-2 and EITF 00-21, in multiple element arrangements, we allocate revenue to the various elements based on VSOE of fair value. VSOE of fair value is determined based on the price charged when the same element is sold separately. If VSOE of fair value does not exist for all elements in a multiple element arrangement, revenue recognition is deferred until all elements without VSOE are delivered, at which time we apply the residual method of accounting for this transaction. Under the residual method, if VSOE exists for the undelivered element, generally PCS, the fair value of the undelivered element is deferred and recognized ratably over the term of the PCS contract, and the remaining portion of the arrangement is recognized as revenue upon delivery, which generally occurs upon delivery of the product or implementation of the system. License revenue allocated to software products, in certain circumstances, is recognized upon delivery of the software products.

For certain of our software license arrangements where professional services are being provided and are deemed to be essential to the functionality or are for significant production, modification, or customization of the software product, both the software and the associated professional service revenue are recognized in accordance with the provisions of ARB 45 and SOP 81-1. Many of these software and professional services arrangements are recognized using the completed-contract method as the Company does not have the ability to reasonably estimate contract costs at the inception of the contracts. Under the completed-contract method, revenue is recognized when the contract is complete, and all direct costs and related revenues are deferred until that time. We recognize software license and associated professional services revenue for our mobile workforce management software license products using the percentage-of-completion method of accounting as we believe that our estimates of costs to complete and extent of progress toward completion of such contracts are reliable. The entire amount of an estimated loss on a contract is accrued at the time a loss on a contract is projected. Actual profits and losses may differ from these estimates.

ARRIS’ deferred revenue and deferred costs related to shipments made to customers whereby the customer has the right of return in addition to deferrals related to various customer service agreements are summarized below:

(in thousands)	2007	2006	Increase

Deferred revenue	$8,588	$5,498	$3,090
Deferred cost	1,542	1,467	75

b)	Allowance for Doubtful Accounts and Sales Returns

We establish a reserve for doubtful accounts based upon our historical experience in collecting accounts receivable. A majority of our accounts receivable are from a few large cable system operators, either with investment rated debt outstanding or with substantial financial resources, and have very favorable payment histories. Unlike businesses with relatively small individual accounts receivable from a large number of customers, if we were to have a collection problem with one of our major customers, it is possible the reserve that we have established will not be sufficient. We calculate our reserve for uncollectible accounts using a model that considers customer payment history, recent customer press releases, bankruptcy filings, if any, Dun & Bradstreet reports, and financial statement reviews. The Company’s calculation is reviewed by management to assess whether additional research is necessary, and if complete, whether there needs to be an adjustment to the reserve for uncollectible accounts. The reserve is established through a charge to the provision and represents amounts of current and past due customer receivable balances of which management deems a loss to be both probable and estimable. In the past several years, two of our major customers encountered significant financial difficulty due to the industry downturn and tightening financial markets. At the end of 2007, we believe that we do not have a major customer that is in a financially distressed position. In the event that we are not able to predict changes in the financial condition of our customers, resulting in an unexpected problem with collectibility of receivables and our actual bad debts differ from estimates, or we adjust estimates in future periods, our established allowances may be insufficient and we may be required to record additional allowances. Alternatively, if we provided more allowances than are ultimately required, we may reverse a portion of such provisions in future periods based on our actual collection experience. In the event we adjust our allowance estimates, it could materially affect our operating results and financial position.

We also establish a reserve for sales returns and allowances. The reserve is an estimate of the impact of potential returns based upon historic trends.

Our reserves for uncollectible accounts and sales returns and allowances were $2.8 million and $3.6 million as of December 31, 2007 and 2006, respectively.

c)	Inventory Valuation

Inventory is reflected in our financial statements at the lower of average, approximating first-in, first-out, cost or market value.

The table below sets forth inventory balances at December 31 (in millions):

	2007	2006

Gross inventory	$144.6	$107.5
Reserves	(12.8)	(13.3)

Net inventory	$131.8	$94.2

Net inventory at the end of 2007 included approximately $28.2 million acquired at fair value as part of the C-COR acquisition.

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

We offer warranties of various lengths to our customers depending on product specifics and agreement terms with our customers. We provide, by a current charge to cost of sales in the period in which the related revenue is recognized, an estimate of future warranty obligations. The estimate is based upon historical experience. The embedded product base, failure rates, cost to repair and warranty periods are used as a basis for calculating the estimate. We also provide, via a charge to current cost of sales, estimated expected costs associated with non-recurring product failures. In the event of a significant non-recurring product failure, the amount of the reserve may not be sufficient. In the event that our historical experience of product failure rates and costs of correcting product failures change, our estimates relating to probable losses resulting from a significant non-recurring product failure changes, or to the extent that other non-recurring warranty claims occur in the future, we may be required to record additional warranty reserves. Alternatively, if we provided more reserves than we needed, we may reverse a portion of such provisions in future periods. In the event we change our warranty reserve estimates, the resulting charge against future cost of sales or reversal of previously recorded charges may materially affect our operating results and financial position. Information regarding the changes in ARRIS’ aggregate product warranty liabilities was as follows (in thousands):

	2007	2006

January 1,	$8,234	$8,479
Accruals related to warranties (including changes in estimates)	4,961	4,026
Settlements made (in cash or in kind)	(4,675)	(4,271)
C-COR warranty reserve at acquisition on December 14, 2007	5,850	—

Balance at December 31,	$14,370	$8,234

The year-over-year change in the reserve balance reflects both increased reserves and usage of our on-going warranty claims. It also reflects the additions, usages and adjustments attributable to non-recurring product issues. We review and update our estimates, with respect to the non-recurring product issues on a routine basis.

e)	Stock-Based Compensation

SFAS No. 123R, Share-Based Payment requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as compensation cost based on the fair value on the date of grant. The Company determines fair value of such awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates certain assumptions, such as risk-free interest rate, expected volatility, and expected life of options, in order to arrive at a fair value estimate. Because changes in assumptions can materially affect the fair value estimate, the existing model may not provide a reliable single measure of the fair value of our share-based payment awards. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies and thereby materially impact our fair value determination. If factors change and we employ different assumption in the application of Statement 123R in future periods, the compensation expense that we record under Statement 123R may differ significantly from what we have recorded in the current period.

Forward-Looking Statements

Certain information and statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report, including statements using terms such as “may,” “expect,” “anticipate,” “intend,” “estimate,” “believe,” “plan,” “continue,” “could be,” or similar variations or the negative thereof, constitute forward-looking statements with respect to the financial condition, results of operations, and business of ARRIS, including statements that are based on current expectations, estimates, forecasts, and projections about the markets in which we operate and management’s beliefs and assumptions regarding these markets. These and any other statements in this document that are not statements about historical facts are “forward-looking statements.” We caution investors that forward-looking statements made by us are not guarantees of future performance and that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. Important factors that could cause results or events to differ from current expectations are described in the risk factors set forth in Item 1A, “Risk Factors.” These factors are not intended to be an all- encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. In providing forward-looking statements, ARRIS expressly disclaims any obligation to update publicly or otherwise these statements, whether as a result of new information, future events or otherwise except to the extent required by law.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including interest rates and foreign currency rates. The following discussion of our risk-management activities includes “forward-looking statements” that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

We have an investment portfolio of auction rate securities that are classified as “available-for-sale” securities. Although these securities have maturity dates of 15 to 30 years, they have characteristics of short-term investments as the interest rates reset every 28 or 35 days and we have the potential to liquidate them in an auction process. Due to the short duration of these investments, a movement in market interest rates would not have a material impact on our operating results. However, it is possible that a security will fail to reprice at the scheduled auction date. In these instances, we are entitled to receive a penalty interest rate above market and the auction rate security will be held until the next scheduled auction date. At December 31, 2007, ARRIS had $30.3 million invested in auction rate securities, all of which successfully repriced in January 2008. However, on February 26, 2008, an auction rate security of approximately $5.3 million failed to reprice, resulting in ARRIS continuing to hold this security. This particular security was held as of December 31, 2007 and had successfully repriced in January 2008. As a result of the unsuccessful auction, the reset interest rate was increased to above market, and the next auction is scheduled for April 1, 2008. We may not be able to access these funds until a successful auction occurs. As of February 29, 2008,

ARRIS had $27.1 million invested in auction rate securities. We will continue to evaluate the fair value of its investments in auction rate securities for a potential other-than-temporary impairment if a decline in fair value occurs. These investments are on deposit with major financial institutions.

A significant portion of our products are manufactured or assembled in China, Mexico, Ireland, Taiwan, and other countries outside the United States. Our sales into international markets have been and are expected in the future to be an important part of our business. These foreign operations are subject to the usual risks inherent in conducting business abroad, including risks with respect to currency exchange rates, economic and political destabilization, restrictive actions and taxation by foreign governments, nationalization, the laws and policies of the United States affecting trade, foreign investment and loans, and foreign tax laws.

We have certain international customers who are billed in their local currency. Changes in the monetary exchange rates may adversely affect our results of operations and financial condition. To manage the volatility relating to these typical business exposures, we may enter into various derivative transactions, when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. The euro and the yen are the predominant currencies of those customers who are billed in their local currency. Taking into account the effects of foreign currency fluctuations of the euro and the yen versus the dollar, a hypothetical 10% weakening of the U.S. dollar (as of December 31, 2007) would provide a gain on foreign currency of approximately $1.6 million. Conversely, a hypothetical 10% strengthening of the U.S. dollar would provide a loss on foreign currency of approximately $1.6 million. As of December 31, 2007, we had no material contracts, other than accounts receivable, denominated in foreign currencies.

We regularly review our forecasted sales in euros and enter into option contracts when appropriate. In the event that we determine a hedge to be ineffective prior to expirations earnings may be effected by the change in the hedge value. As of December 31, 2007, we had option collars outstanding with notional amounts totaling 18.5 million euros, which mature through 2008.

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

In conducting management’s evaluation of the effectiveness of the Company’s internal control over financial reporting, the Company has excluded the operations acquired as part of its acquisition of C-COR Incorporated on December 14, 2007, as permitted by the Securities and Exchange Commission. C-COR’s net sales from December 15 to December 31, 2007, were approximately $6.6 million, or less than 1% of the Company’s consolidated net sales for the year ended December 31, 2007. Included in the Company’s consolidated net income of $98.3 million was a net loss of $(9.5) million attributable to C-COR, which included amortization of intangibles of $2.0 million and a write-off of in-process research and development of $6.1 million. As of December 31, 2007, C-COR’s total assets were approximately $800.6 million (including intangibles and goodwill of $574.7 million), or 51% of the Company’s total assets.

Under management’s supervision, an evaluation of the design and effectiveness of ARRIS’ internal control over financial reporting was conducted based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that ARRIS’ internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of ARRIS’ internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ R J STANZIONE
Robert J. Stanzione
Chief Executive Officer, Chairman

/s/ DAVID B. POTTS
David B. Potts
Executive Vice President, Chief Financial Officer,
Chief Accounting Officer,
and Chief Information Officer

February 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
ARRIS Group, Inc.

We have audited ARRIS Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ARRIS Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report On Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of C-COR, Incorporated, which is included in the 2007 consolidated financial statements of ARRIS Group, Inc. and subsidiaries and constituted $800.6 million and $670.4 million of total and net assets, respectively, as of December 31, 2007 and $6.6 million and $(9.5) million of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of ARRIS Group, Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of ARRIS Group, Inc and subsidiaries.

In our opinion, ARRIS Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ARRIS Group, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2007, and our report dated February 29, 2008 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Atlanta, Georgia
February 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders ARRIS Group, Inc.

We have audited the accompanying consolidated balance sheets of ARRIS Group, Inc. and subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of ARRIS’ management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ARRIS Group, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 of the Notes to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment, in 2005, and as discussed in Note 3 of the Notes to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, in 2006 and adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes, in 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ARRIS Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2008 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Atlanta, Georgia
February 29, 2008

ARRIS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$323,797	$461,618
Short-term investments, at fair value	68,011	87,575

Total cash, cash equivalents and short-term investments	391,808	549,193
Restricted cash	6,977	3,124
Accounts receivable (net of allowances for doubtful accounts of $2,826 in 2007 and $3,576 in 2006)	166,953	115,304
Other receivables	4,330	2,556
Inventories, net	131,792	94,226
Prepaids	5,856	3,547
Current deferred income tax assets	44,939	29,285
Other current assets	4,841	3,717

Total current assets	757,496	800,952
Property, plant and equipment (net of accumulated depreciation of $83,644 in 2007 and $77,311 in 2006)	59,156	28,287
Goodwill	455,352	150,569
Intangible assets (net of accumulated amortization of $109,167 in 2007 and $106,832 in 2006)	269,893	288
Investments	6,412	3,520
Noncurrent deferred income tax assets	—	20,874
Other assets	10,181	9,067

	$1,558,490	$1,013,557

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,852	$60,853
Accrued compensation, benefits and related taxes	26,177	23,269
Accrued warranty	14,370	8,234
Current portion of long term debt	35,305	—
Other accrued liabilities	50,595	29,057

Total current liabilities	185,299	121,413
Long-term debt , net of current portion	276,765	276,000
Accrued pension	10,455	12,061
Noncurrent income taxes payable	6,322	3,041
Noncurrent deferred income tax liabilities	41,796	—
Other noncurrent liabilities	12,086	5,621

Total liabilities	532,723	418,136
Stockholders’ equity:
Preferred stock, par value $1.00 per share, 5.0 million shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share, 320.0 million shares authorized; 132.4 million and 107.9 million shares issued and outstanding in 2007 and 2006, respectively	1,356	1,089
Capital in excess of par value	1,093,498	761,500
Treasury stock at cost, 51,161 shares at December 31, 2007	(572)	—
Accumulated deficit	(64,993)	(163,268)
Unrealized gain on marketable securities	20	1,297
Unfunded pension liability, including income tax impact of $665 thousand and $0 in 2007 and 2006, respectively	(3,358)	(4,462)
Unrealized loss on derivatives	—	(551)
Cumulative translation adjustments	(184)	(184)

Total stockholders’ equity	1,025,767	595,421

	$1,558,490	$1,013,557

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended December 31,
	2007	2006	2005
	(in thousands, except per share data)

Net sales	$992,194	$891,551	$680,417
Cost of sales	718,312	639,473	489,703

Gross margin	273,882	252,078	190,714
Gross margin %	27.6%	28.3%	28.0%
Operating expenses:
Selling, general, and administrative expenses	99,879	87,203	74,308
Research and development expenses	71,233	66,040	60,135
Acquired in-process research and development charge	6,120	—	—
Amortization of intangible assets	2,278	632	1,212
Restructuring and impairment charges	460	2,210	1,331

	179,970	156,085	136,986

Operating income	93,912	95,993	53,728
Other expense (income):
Interest expense	6,614	976	2,101
Loss on debt retirement	—	—	2,372
Gain related to terminated acquisition, net of expenses	(22,835)	—	—
Loss (gain) on investments and notes receivable	(4,596)	29	146
Loss (gain) on foreign currency	48	(1,360)	(65)
Interest income	(24,776)	(11,174)	(3,100)
Other expense, net	370	268	486

Income from continuing operations before income taxes	139,087	107,254	51,788
Income tax expense (benefit)	40,951	(34,812)	513

Net income from continuing operations	98,136	142,066	51,275
Discontinued Operations:
Income from discontinued operations	204	221	208

Net income	$98,340	$142,287	$51,483

Net income per common share — basic:
Income from continuing operations	$0.89	$1.32	$0.53
Income from discontinued operations	—	—	—

Net income	$0.89	$1.33	$0.53

Net income per common share — diluted:
Income from continuing operations	$0.87	$1.30	$0.52
Income from discontinued operations	—	—	—

Net income	$0.87	$1.30	$0.52

Weighted average common shares — basic	110,843	107,268	96,581

Weighted average common shares — diluted	113,027	109,490	98,264

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(in thousands)

Operating activities:
Net income	$98,340	$142,287	$51,483
Depreciation	10,852	9,787	10,529
Amortization of intangible assets	2,278	632	1,212
Amortization of deferred finance fees	1,116	139	305
Deferred income tax provision (benefit)	4,405	(38,490)	—
Stock compensation expense	10,903	9,423	6,915
Provision for doubtful accounts	279	(174)	(438)
Gain related to previously written off receivables	(377)	(1,573)	—
Loss (gain) on disposal of fixed assets	182	(61)	202
Loss (gain) on investments and notes receivable	(4,604)	32	206
Impairment of long-lived assets	—	—	291
Loss on debt retirement	—	—	2,372
Gain on discontinued operations	(204)	(221)	(208)
Gain related to terminated acquisition, net of expenses	(22,835)	—	—
Acquired in-process research and development charge	6,120	—	—
Excess income tax benefits from stock-based compensation plans	(9,157)	(9,445)	—
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(17,498)	(32,153)	(27,191)
Other receivables	(1,774)	(2,270)	134
Inventories	(9,502)	19,683	(20,963)
Accounts payable and accrued liabilities	(9,906)	50,200	7,107
Other, net	4,806	(3,555)	(5,290)

Net cash provided by operating activities	63,424	144,241	26,666
Investing activities:
Purchases of short-term investments	(356,366)	(129,475)	(59,250)
Sales of short-term investments	412,217	96,150	83,032
Purchases of property, plant and equipment	(15,072)	(12,728)	(9,617)
Cash proceeds from sale of property, plant, and equipment	3	212	42
Cash paid for acquisition, net of cash acquired	(285,284)	—	(89)
Cash paid for hedge related to terminated acquisition	(26,469)	—	—
Cash proceeds from hedge related to terminated acquisition	38,750	—	—
Cash received related to terminated acquisition, net of payments	10,554	—	—
Other	—	—	(259)

Net cash provided by (used in) investing activities	(221,667)	(45,841)	13,859

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Years Ended December 31,
	2007	2006	2005
	(in thousands)

Financing activities:
Proceeds from issuance of common stock	$14,377	$12,266	$10,897
Proceeds from issuance of debt	—	276,000	—
Payment of debt and capital lease obligations	(19)	—	—
Excess income tax benefits from stock-based compensation plans	9,157	9,445	—
Repurchase of shares to satisfy employee tax withholdings	(3,093)	(2,019)	(1,208)
Deferred financing costs paid	—	(7,760)	—

Net cash provided by financing activities	20,422	287,932	9,689
Net increase (decrease) in cash and cash equivalents	(137,821)	386,332	50,214
Cash and cash equivalents at beginning of year	461,618	75,286	25,072

Cash and cash equivalents at end of year	$323,797	$461,618	$75,286

Noncash investing and financing activities:
Net tangible assets acquired, excluding cash	$11,645	$—	$723
Intangible assets acquired, including goodwill	582,847	—	691
Prior investment in acquired company	(5,973)	—	(1,325)
Equity issued for acquisition, including fair value of assumed stock options	(303,235)	—	—

Cash paid for acquisition, net of cash acquired	$285,284	$—	$89

Landlord funded leasehold improvements	$85	$242	$—

Equity issued in exchange for 4 1/2% convertible subordinated notes due 2008	$—	$—	$75,000

Equity issued for make-whole interest payment — 4 1/2% convertible subordinated notes due 2008	$—	$—	$2,372

Supplemental cash flow information:
Interest paid during the year	$6,182	$87	$2,766

Income taxes paid during the year	$22,687	$2,482	$859

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Unrealized			Unrealized
		Capital in			(Loss) Gain on		Unfunded	Gain	Cumulative
	Common	Excess of	Accumulated	Treasury	Marketable	Unearned	Pension	(Loss) on	Translation
	Stock	Par Value	Deficit	Stock	Securities	Compensation	Liability	Derivatives	Adjustments	Total
	(in thousands)

Balance, January 1, 2005	$889	$644,838	$(357,038)	$—	$706	$(4,566)	$(3,345)	—	$(183)	$281,301

Comprehensive income (loss):
Net income	—	—	51,483	—	—	—	—	—	—	51,483
Unrealized gain on marketable securities	—	—	—	—	371	—	—	—	—	371
Unrealized gain on derivative instruments	—	—	—	—	—	—	—	1,523	—	1,523
Minimum liability on unfunded pension adjustment	—	—	—	—	—	—	(1,273)	—	—	(1,273)
Translation adjustment	—	—	—	—	—	—	—	—	(1)	(1)

Comprehensive income (loss)										52,103
Shares granted under stock award plan	7	4,822	—	—	—	(4,829)	—	—	—	—
Compensation under stock award plans	—	4,928	—	—	—	1,987	—	—	—	6,915
Forfeiture of restricted stock	—	(174)	—	—	—	174	—	—	—	—
Issuance of common stock in conversion of 4 1/2% notes due 2008, net of write-off of associated deferred finance fees	153	75,561	—	—	—	—	—	—	—	75,714
Issuance of common stock and other	20	10,542	—	—	—	(878)	—	—	—	9,684
Adoption of SFAS No. 123R	—	(8,112)	—	—	—	8,112	—	—	—	—

Balance, December 31, 2005	$1,069	$732,405	$(305,555)	$—	$1,077	$—	$(4,618)	$1,523	$(184)	$425,717

Balance, December 31, 2005	$1,069	$732,405	$(305,555)	$—	$1,077	$—	$(4,618)	$1,523	$(184)	$425,717

Comprehensive income (loss):
Net income	—	—	142,287	—	—	—	—	—	—	142,287
Unrealized gain on marketable securities	—	—	—	—	220	—	—	—	—	220
Unrealized gain on derivative instruments	—	—	—	—	—	—	—	(2,074)	—	(2,074)
Minimum liability on unfunded pension adjustment	—	—	—	—	—	—	156	—	—	156

Comprehensive income (loss)										140,589
Compensation under stock award plans	—	9,423	—	—	—	—	—	—	—	9,423
Income tax benefit related to exercise of stock options	—	5,192	—	—	—	—	—	—	—	5,192
Income tax benefit related to exercise of stock options in prior years — due to release of valuation allowance	—	4,253	—	—	—	—	—	—	—	4,253
Issuance of common stock and other	20	10,227	—	—	—	—	—	—	—	10,247

Balance, December 31, 2006	$1,089	$761,500	$(163,268)	$—	$1,297	$—	$(4,462)	$(551)	$(184)	$595,421

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Unrealized
					(Loss)			Unrealized
		Capital in			Gain on		Unfunded	Gain	Cumulative
	Common	Excess of	Accumulated	Treasury	Marketable	Unearned	Pension	(Loss) on	Translation
	Stock	Par Value	Deficit	Stock	Securities	Compensation	Liability	Derivatives	Adjustments	Total
	(in thousands)

Balance, December 31, 2006	$1,089	$761,500	$(163,268)	$—	$1,297	$—	$(4,462)	$(551)	$(184)	$595,421

Comprehensive income (loss):
Net income	—	—	98,340	—	—	—	—	—	—	98,340
Unrealized loss on marketable securities	—	—	—	—	(1,277)	—	—	—	—	(1,277)
Unrealized gain on derivative instruments	—	—	—	—	—	—	—	551	—	551
Change in unfunded pension liability, including $665 of income tax impact	—	—	—	—	—	—	1,104	—	—	1,104

Comprehensive income (loss)										98,718
Compensation under stock award plans	—	10,903	—	—	—	—	—	—	—	10,903
Adoption of FIN 48	—	—	(65)	—	—	—	—	—	—	(65)
Income tax benefit related to exercise of stock options	—	8,987	—	—	—	—	—	—	—	8,987
Fair value of stock options related to C-COR acquisition	—	22,797	—	—	—	—	—	—	—	22,797
Issuance of common stock related to C-COR acquisition	251	280,759	—	(572)	—	—	—	—	—	280,438
Issuance of common stock and other	16	8,552	—	—	—	—	—	—	—	8,568

Balance, December 31, 2007	$1,356	$1,093,498	$(64,993)	$(572)	$20	$—	$(3,358)	$—	$(184)	$1,025,767

See accompanying notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Basis of Presentation

ARRIS Group, Inc. (together with its consolidated subsidiaries, except as the context otherwise indicates, “ARRIS” or the “Company”), is an international communications technology company, headquartered in Suwanee, Georgia. ARRIS operates in three business segments, Broadband Communications Systems, Access, Transport and Supplies, and Media & Communications Systems, specializing in integrated broadband network solutions that include products, systems and software for content and operations management (including video on demand, or VOD), and professional services. ARRIS is a leading developer, manufacturer and supplier of telephony, data, video, construction, rebuild and maintenance equipment for the broadband communications industry. In addition, we are a leading supplier of infrastructure products used by cable system operators to build-out and maintain hybrid fiber-coaxial (“HFC”) networks. The Company provides its customers with products and services that enable reliable, high-speed, two-way broadband transmission of video, telephony, and data.

Note 2.	Summary of Significant Accounting Policies

(a)	Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned foreign and domestic subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. C-COR’s results of operations from December 15, 2007 through December 31, 2007 are included in the Consolidated Statements of Operations.

(b)	Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

(c)	Reclassifications

Certain prior year amounts have been reclassified, such as the reclassification in the balance sheet and cash flow of noncurrent income taxes payable and other accrued liabilities, to conform to the current year’s financial statement presentation.

(d)	Cash, Short-Term Investments and Available-For-Sale Investments

ARRIS’ cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) are primarily held in money market funds that pay either taxable or non-taxable interest. The Company holds short-term investments consisting of debt securities classified as available-for-sale, which are stated at estimated fair value. These debt securities consist primarily of commercial paper, auction rate securities, certificates of deposits, and U.S. government agency financial instruments. Auction rate securities, paying either taxable or non-taxable interest, generally have long-term maturities beyond three months but are priced and traded as short-term instruments. These investments are on deposit with major financial institutions.

From time to time, the Company held certain investments in the common stock of publicly-traded companies, which were classified as available-for-sale. As of December 31, 2007 and 2006, the Company’s holdings in these investments were immaterial. Changes in the market value of these securities are typically recorded in other comprehensive income and gains or losses on related sales of these securities are recognized in income. These securities are also subject to a periodic impairment review, which requires significant judgment. During the year ended December 31, 2007, the Company recognized a gain of approximately $4.6 million related to sales of our available-for-sale investments. During the years ended December 31, 2006 and 2005, the Company recognized losses of $29 thousand and $146 thousand, respectively. As of December 31, 2007 and 2006, ARRIS had unrealized gains related to available-for-sale securities of approximately $20 thousand and $1.3 million, respectively, included in comprehensive income.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ARRIS previously offered a deferred compensation arrangement, which allowed certain employees to defer a portion of their earnings and defer the related income taxes. As of December 31, 2004, the plan was frozen and no further contributions are allowed. The deferred earnings are invested in a “rabbi trust,” and are accounted for in accordance with Emerging Issues Task Force Issue No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested. A rabbi trust is a funding vehicle used to protect the deferred compensation from various events (but not from bankruptcy or insolvency). Upon the acquisition of C-COR, we also acquired rabbi trust assets related to C-COR deferred compensation plan. During 2007, we recognized a gain related to the rabbi trust of $1.3 million in our statement of operations, which had previously been recorded as an unrealized gain and included in other comprehensive income. Therefore, as of December 31, 2007, there was no longer an unrealized gain related to the rabbi trust. At December 31, 2006, ARRIS had an accumulated unrealized gain related to the rabbi trust of approximately $1.3 million included in other comprehensive income.

(e)	Inventories

Inventories are stated at the lower of average cost, approximating first-in, first-out, or market. The cost of work-in-process and finished goods is comprised of material, labor, and overhead.

(f)	Revenue Recognition

Revenue is recognized in accordance with applicable accounting guidance, which includes but is not limited to the following: SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), EITF No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), AICPA Statement of Position No. 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by AICPA Statement of Position No. 98-9, Software Revenue Recognition, With Respect to Certain Transactions (“SOP 98-9”), FASB Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts, EITF No. 00-24, Revenue Recognition: Sales Agreements that Include Specified Price Trade-In Rights, EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), FAS 68, Research and Development Arrangements, Accounting Research Bulletin No. 45, Long-Term Construction-Type Contracts (“ARB 45”), AICPA Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”), and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34.

Product revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. Contracts and customer purchase orders generally are used to determine the existence of an arrangement. Shipping documents, proof of delivery and customer acceptance (when applicable) are used to verify delivery.

ARRIS sells internally developed software as well as software developed by outside third parties, some of which does not require significant production, modification or customization. The Company recognizes software and any associated system product revenue where software is more than an incidental component, in accordance with SOP 97-2, as amended by SOP No. 98-9.

Maintenance and support service fees are generally billed and collected in advance of the associated maintenance contract term. Maintenance and support service fees collected are recorded as deferred revenue and recognized ratably under the straight-line method over the term of the contract.

Customer incentive programs which include consideration, primarily rebates/credits to be used against future product purchases and certain volume discounts, have been recorded as a reduction of revenue when recognized in the financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue is deferred if any of the revenue recognition criteria outlined in SAB 104 and related accounting guidance is not met, and as certain circumstances exist for any of ARRIS’ products or services, including:

1.	When undelivered products or services that are essential to the functionality of the delivered product exist, revenue is deferred until such undelivered products or services are delivered.

2.	When final acceptance of the product is specified by the customer, revenue is deferred until the acceptance criteria have been met.

3.	When trade-in rights are granted at the time of sale, a portion of the sale is treated as a guarantee and is deferred until the trade-in right is exercised or the right expires. In determining the deferral amount, management estimates the expected trade-in rate and future value of the product upon trade-in. These factors are periodically reviewed and updated by management, and the updates may result in either an increase or decrease in the deferral.

Certain of ARRIS’ products contain more than incidental software and are accounted for under SOP 97-2: CMTS, ARRIS Spectrum Analyzer (“ASA”), D5, UCTS, Commercial Services Aggregator (“CSA”) 9000, CXM Gateway, Video On Demand (“VOD”), and Advertising Insertion. Pursuant to the requirements of SOP 97-2, the Company seeks to establish appropriate vendor-specific objective evidence (“VSOE”) of the fair value of post-contract customer support (“PCS”) services for all products.

In accordance with SOP 97-2 and EITF 00-21, in multiple element arrangements, the Company allocates revenue to the various elements based on VSOE of fair value. VSOE of fair value is determined based on the price charged when the same element is sold separately. If VSOE of fair value does not exist for all elements in a multiple element arrangement, revenue recognition is deferred until all elements without VSOE are delivered, at which time we apply the residual method of accounting for this transaction. Under the residual method, if VSOE exists for the undelivered element, generally PCS, the fair value of the undelivered element is deferred and recognized ratably over the term of the PCS contract, and the remaining portion of the arrangement is recognized as revenue upon delivery, which generally occurs upon delivery of the product or implementation of the system. License revenue allocated to software products, in certain circumstances, is recognized upon delivery of the software products.

For certain of the Company’s software license arrangements where professional services are being provided and are deemed to be essential to the functionality or are for significant production, modification, or customization of the software product, both the software and the associated professional service revenue are recognized in accordance with the provisions of ARB 45 and SOP 81-1. Many of these software and professional services arrangements are recognized using the completed-contract method as the Company does not have the ability to reasonably estimate contract costs at the inception of the contracts. Under the completed-contract method, revenue is recognized when the contract is complete, and all direct costs and related revenues are deferred until that time. ARRIS recognizes software license and associated professional services revenue for our mobile workforce management software license products using the percentage-of-completion method of accounting as ARRIS believes that its estimates of costs to complete and extent of progress toward completion of such contracts are reliable. The entire amount of an estimated loss on a contract is accrued at the time a loss on a contract is projected. Actual profits and losses may differ from these estimates.

ARRIS’ deferred revenue and deferred costs related to shipments made to customers whereby the customer has the right of return in addition to deferrals related to various customer service agreements are summarized below:

			Increase /
	2007	2006	(Decrease)

Deferred revenue	$8,588	$5,498	$3,090
Deferred cost	1,542	1,467	75

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(g)	Shipping and Handling Fees

Shipping and handling costs for the years ended December 31, 2007, 2006, and 2005 were approximately $5.4 million, $5.8 million and $4.9 million, respectively, and are classified in net sales and cost of sales.

(h)	Depreciation of Property, Plant and Equipment

The Company provides for depreciation of property, plant and equipment on the straight-line basis over estimated useful lives of 10 to 40 years for buildings and improvements, 2 to 10 years for machinery and equipment, and the shorter of the term of the lease or useful life for leasehold improvements. Included in depreciation expense is the amortization of landlord funded tenant improvements which amounted to $0.4 million in 2007 and $0.5 million in 2006. Depreciation expense, including amortization of capital leases, for the years ended December 31, 2007, 2006, and 2005 was approximately $10.9 million, $9.8 million and $10.5 million, respectively.

(i)	Goodwill and Long-Lived Assets

Goodwill relates to the excess of cost over the fair value of net assets resulting from an acquisition (see Note 6). On an annual basis, our goodwill is reviewed based upon management’s analysis and includes an independent valuation. These valuations based upon management’s analysis were performed in the fourth quarters of 2007, 2006, and 2005, and no impairment was indicated.

Other intangible assets represent purchased intangible assets, which include purchased technology, customer relationships, covenants not-to-compete, and order backlog. Amounts allocated to other identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives as follows:

Purchased technology	6 years
Customer relationships	8 years
Non-compete agreements	2 years
Order backlog	1/2 year

As of December 31, 2007, the financial statements included intangible assets of $269.9 million, net of accumulated amortization of $109.2 million. As of December 31, 2006, the financial statements included intangible assets of $0.3 million, net of accumulated amortization of $106.8 million. As of December 31, 2005, the financial statements included intangibles of $0.9 million, net of accumulated amortization of $106.2 million. The intangible assets as of December 31, 2007 are related to the acquisition of C-COR Incorporated in December of 2007. Prior to 2007, other intangible assets are related to the existing technology acquired from Arris Interactive L.L.C. in 2001, from Cadant, Inc. in 2002, from Com21 in 2003, and cXm Broadband LLC in 2005, each with an amortization period of three years, approximating their estimated useful lives. Intangibles related to Arris Interactive L.L.C. were fully amortized in August 2004, the intangibles related to Cadant, Inc. were fully amortized in January 2005, the intangibles related to Com 21 were fully amortized in August 2006, and the intangibles related to cXm Broadband were fully amortized in December 2007. The valuation process to determine the fair market values of the existing technology by management included valuations by an outside valuation service. The values assigned were calculated using an income approach utilizing the cash flow expected to be generated by these technologies.

(j)	Advertising and Sales Promotion

Advertising and sales promotion costs are expensed as incurred. Advertising expense was approximately $0.8 million, $0.5 million and $0.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

(k)	Research and Development

Research and development (“R&D”) costs are expensed as incurred. ARRIS’ research and development expenditures for the years ended December 31, 2007, 2006 and 2005 were approximately $71.2 million,

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$66.0 million and $60.1 million, respectively. The expenditures include compensation costs, materials, other direct expenses, and allocated costs of information technology, telecom, and facilities.

(l)	Warranty

ARRIS provides warranties of various lengths to customers based on the specific product and the terms of individual agreements. For further discussion, see Note 5, Guarantees.

(m)	Income Taxes

ARRIS uses the liability method of accounting for income taxes, which requires recognition of temporary differences between financial statement and income tax bases of assets and liabilities, measured by enacted tax rates. In 2001, a valuation allowance was calculated in accordance with the provisions of FASB Statement No. 109, which requires that a valuation allowance be established and maintained when it is “more likely than not” that all or a portion of deferred income tax assets will not be realized. At the end of the fourth quarter of 2006, ARRIS determined that it was more likely than not that it would be able to realize the benefits of a significant portion of its U.S. federal and state income deferred tax assets and subsequently reversed the related valuation allowances. As of December 31, 2006, its ending valuation allowances are predominantly due to U.S. federal capital loss and foreign net operating loss carryforwards. During 2007, the Company reversed additional valuation allowances related to the U.S. federal capital losses as capital gains were generated. However, the valuation allowances were subsequently increased because of the acquisition of C-COR Incorporated on December 14, 2007, since the Company concluded that it was not more likely than not to realize the benefits arising from C-COR’s U.S. state deferred income tax assets and foreign deferred income tax assets. The Company continually reviews the adequacy of the valuation allowance to reassess whether it is more likely than not to realize its various deferred income tax assets. See Note 14 of Notes to the Consolidated Financial Statements for further discussion.

(n)	Foreign Currency Translation

A significant portion of the Company’s products are manufactured or assembled in Mexico, Taiwan, China, Ireland, and other foreign countries. Sales into international markets have been and are expected in the future to be an important part of the Company’s business. These foreign operations are subject to the usual risks inherent in conducting business abroad, including risks with respect to currency exchange rates, economic and political destabilization, restrictive actions and taxation by foreign governments, nationalization, the laws and policies of the United States affecting trade, foreign investment and loans, and foreign tax laws.

Certain international customers are billed in their local currency. The Company uses a hedging strategy and enters into forward or currency option contracts based on a percentage of expected foreign currency revenues. The percentage can vary, based on the predictability of the revenues denominated in euros.

As of December 31, 2007, the Company had 18.5 million euros of option contracts outstanding which mature through 2008 as compared to the same period in 2006 when the Company had 23.6 million euros of options contracts outstanding. The fair value of option contracts as of December 31, 2007 and 2006 is a liability of approximately $0.6 million. During the years ended December 31, 2007, 2006 and 2005, the Company recognized net losses (gains) of $1.3 million, $48 thousand and $(2.3) million related to option contracts. During the years ended December 31, 2007, 2006 and 2005, the Company also recognized losses (gains) of $66 thousand, $37 thousand and $(0.3) million, respectively, on effective hedges that were recorded with the corresponding sales.

ARRIS ceased using hedge accounting in March 2007. The last hedge considered effective expired in January 2007. Currently, all foreign currency hedges are recorded at fair value and the gains or losses are included in other expense/(income) on the Consolidated Statements of Operations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(o)	Stock-Based Compensation

The Company elected to early adopt the fair value recognition provisions of SFAS No. 123R, Share-Based Payment on July 1, 2005, using the modified prospective approach. Prior to the adoption date, ARRIS used the intrinsic value method for valuing its awards of stock options and restricted stock and recorded the related compensation expense, if any, in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. See Note 16, Stock-Based Compensation for further discussion of the Company’s significant accounting policies related to stock based compensation.

(p)	Concentrations of Credit Risk

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

ARRIS’ customers have been impacted in the past by several factors, including an industry downturn and tightening of access to capital. The market which the Company serves is characterized by a small number of large customers creating a concentration of risk. As a result, the Company has incurred significant charges related to uncollectible accounts related to large customers. The Company incurred an overall $15.9 million charge related to its Adelphia receivable in 2002 as a result of their bankruptcy filings. During the second quarter of 2002, ARRIS established an allowance for doubtful accounts of approximately $20.2 million in connection with its Adelphia accounts receivable. In the third quarter of 2002, ARRIS sold its Adelphia accounts receivable to an unrelated third party and received cash for the estimated amounts of accounts receivable claims that were filed by Adelphia in its bankruptcy filing. The initial amounts filed by Adelphia with the courts were less than what ARRIS had recorded as accounts receivable. This resulted in a net gain of approximately $4.3 million in the third quarter 2002. During the first half of 2006, the bankruptcy court approved the remaining outstanding receivable claims that ARRIS had against Adelphia. Per the original terms of the agreement with the third party, ARRIS was paid for the remaining claims and adjusted any remaining allowances for this receivable, resulting in a net gain of approximately $1.3 million in 2006. The Company’s analysis of the allowance for doubtful accounts at the end of 2007 and 2006 resulted in expense of $0.3 and in a net reduction in expense of $0.2 million for the respective years. The mix of the Company’s accounts receivable at December 31, 2007 was weighted heavily toward high quality accounts from a credit perspective. This, coupled with strong fourth quarter collections, resulted in a reduction in the reserve when applying ARRIS’ reserve methodology.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

•	Cash, cash equivalents, and short-term investments: The carrying amount reported in the consolidated balance sheets for cash, cash equivalents, and short-term investments approximates their fair values.

•	Accounts receivable and accounts payable: The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate their fair values. The Company establishes a reserve for doubtful accounts based upon its historical experience in collecting accounts receivable.

•	Marketable securities: The fair values for trading and available-for-sale equity securities are based on quoted market prices.

•	Non-marketable securities: Non-marketable equity securities are subject to a periodic impairment review; however, there are no open-market valuations, and the impairment analysis requires significant judgment.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

This analysis includes assessment of the investee’s financial condition, the business outlook for its products and technology, its projected results and cash flow, recent rounds of financing, and the likelihood of obtaining subsequent rounds of financing.

•	Short-term debt: The fair value of the Company’s senior unsecured convertible notes (“Notes”) which were assumed as part of the C-COR acquisition totaled approximately $35.0 million at December 31, 2007. The Company issued notification that it called the Notes on December 14, 2007 and subsequently extinguished the Notes on January 14, 2008 for $35.0 million plus accrued interest.

•	Long-term debt: The fair value of the Company’s convertible subordinated debt is based on its quoted market price and totaled approximately $258.1 million and $295.3 million at December 31, 2007 and 2006, respectively.

•	Foreign exchange contracts: The fair values of the Company’s foreign currency contracts are estimated based on dealer quotes, quoted market prices of comparable contracts adjusted through interpolation where necessary, maturity differences or if there are no relevant comparable contracts on pricing models or formulas by using current assumptions. At the end of December 31, 2007 ARRIS had 18.5 million euros in option collars outstanding. The fair value of these option collars was a liability/loss of $0.6 million. ARRIS had 23.6 million euros in option collars outstanding as of December 31, 2006. The fair value of these option collars was a liability/loss of $0.6 million.

(q)	Computer Software

Under the provisions of AICPA Statement of Position SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1), the Company capitalizes costs associated with internally developed and/or purchased software systems for new products and enhancements to existing products that have reached the application development stage and meet recoverability tests. Capitalized costs include external direct costs of materials and services utilized in developing or obtaining internal-use software and payroll and payroll-related expenses for employees who are directly associated with and devote time to the internal-use software project. Capitalization of such costs begins when the preliminary project stage is complete and ceases no later than the point at which the project is substantially complete and ready for its intended purpose. These capitalized costs are amortized on a straight-line basis over periods of two to seven years, beginning when the asset is ready for its intended use. Capitalized costs are included in property, plant, and equipment on the consolidated balance sheets. The carrying value of the software is reviewed regularly and impairment is recognized if the value of the estimated undiscounted cash flow benefits related to the asset is less than the remaining unamortized costs.

(r)	Comprehensive Income (Loss)

The components of comprehensive income (loss) include net income (loss), unrealized gains (losses) on derivative instruments, foreign currency translation adjustments, unrealized gains (losses) on available-for-sale securities, and change in unfunded pension liability, net of tax, if applicable. Comprehensive income (loss) is presented in the consolidated statements of shareholders’ equity.

(s)	Taxes Assessed by a Government Authority on Revenue-Producing Transactions

In June 2006, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (EITF 06-03). The consensus provides that the presentation of taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The Company records taxes within the scope of EITF 06-03 on a net basis.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Impact of Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. SFAS No. 160 is effective for our Company as of January 1, 2009. SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It requires that ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented within equity, but separate from the parent’s equity, in the consolidated statement of financial position. It also requires that consolidated net income be reported including the amounts attributable to both the parent and the noncontrolling interest and that the amounts of consolidated net income attributable to the parent and to the noncontrolling interest be disclosed on the face of the consolidated statement of income. Based on the Company’s initial analysis, SFAS No. 160 will not have a material effect on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which is effective for the Company as of January 1, 2009. SFAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. Based on the Company’s initial analysis, SFAS No. 141R will not have a material effect on its consolidated financial statements; however, it could result in a material impact on any future acquisitions made after the effective date.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. SFAS No. 159 is effective for the Company as of January 1, 2008. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which fair value option has been elected will be recognized in earnings at each subsequent report date. The adoption of SFAS No. 159 has not had a material effect on ARRIS’ consolidated financial statements; however, the Company will continue to evaluate the manner in which SFAS 159 will be adopted.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. Effective for the fiscal year ending 2006, the Company is required to fully recognize the funded status of its defined benefit plan and provide required disclosures. Effective for the fiscal year ending 2008, the Company will be required to measure each plan’s assets and liabilities as of the end of the fiscal year instead of the Company’s current measurement date of September 30. ARRIS adopted SFAS No. 158 as of December 31, 2006; however, has not yet adopted the provision to measure plan assets and benefit obligations as of the date of the fiscal year-end balance sheet. See Note 17 of the Notes to the Consolidated Financial Statements for further detail. Based on the initial analysis, the Company estimates that the impact of changing the measurement date for plan assets and liabilities from September 30 to December 31 will be a one-time addition to net periodic expense of approximately $0.4 million for 2008.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement provides guidance with respect to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements; however, for some entities, the application of SFAS No. 157 will change current practice. The provisions of SFAS No. 157 are effective as of January 1, 2008. The adoption of SFAS No. 157 has not had a material effect on ARRIS’ consolidated financial statements; however, the Company will continue to evaluate the impact upon implementation.

In July 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interpretation requires that the Company recognize in the financial statements the impact of uncertain tax positions, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 were effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. ARRIS adopted FIN 48 on January 1, 2007. The Company recorded the impact of FIN 48 as a $65 thousand reduction to retained earnings.

Note 4.	Investments

Investments as of December 31, 2007 and 2006 consisted of the following (in thousands):

	Fair Value
	As of December 31,	As of December 31,
	2007	2006

Available-for-sale:
Commercial paper	$11,833	$—
Auction rate securities	30,270	87,575
Certificates of deposit	9,807	—
U.S. Government agency bonds	9,574	—
Corporate obligations	3,447	—
Asset-backed securities	2,974	—
Equity securities	106	—

Total classified as current assets	$68,011	$87,575

Available-for-sale:
Cash surrender value of company owned life insurance	$3,075	$3,498
Mutual funds	3,230	—
Money market funds	70	22
Corporate obligations	37	—

Total classified as non-current assets	$6,412	$3,520

Total	$74,423	$91,095

The unrealized gains and losses at December 31, 2007 and 2006 were not material.

At December 31, 2007, ARRIS had $30.3 million invested in auction rate securities, all of which successfully repriced in January 2008. However, on February 26, 2008, an auction rate security of approximately $5.3 million failed to reprice, resulting in the Company continuing to hold this security. This particular security was held as of December 31, 2007 and had successfully repriced in January 2008. As a result of the unsuccessful auction, the reset interest rate was increased to above market, and the next auction is scheduled for April 1, 2008. The Company may not be able to access these funds until a successful auction occurs. As of February 29, 2008, the Company had $27.1 million invested in auction rate securities. These investments are on deposit with major financial institutions. ARRIS will continue to evaluate the fair value of its investments in auction rate securities for a potential other-than-temporary impairment if a decline in fair value occurs.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The contractual maturities of the Company’s investments as of December 31, 2007 are as follows (in thousands):

December 31, 2007

Due in one year or less	$41,140
Due in one to five years	—
—
Due in five to ten years	—
Due after ten years	33,283

Total	$74,423

The Company periodically reviews its investment securities classified as available-for-sale for potential impairment and records impairment in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. This includes a review of the fair value of each investment security in relation to its book value, the current grade of the security, and other significant events. Based on management’s review, no investment securities were determined to be other than temporarily impaired and, as a result, no impairment charges were recorded in 2007.

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

Information regarding the changes in ARRIS’ aggregate product warranty liabilities for the year ending December 31, 2007 and 2006 was as follows (in thousands):

	2007	2006

January 1,	$8,234	$8,479
Accruals related to warranties (including changes in estimates)	4,961	4,026
Settlements made (in cash or in kind)	(4,675)	(4,271)
C-COR warranty reserve at acquisition on December 14, 2007	5,850	—

Balance at December 31,	$14,370	$8,234

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Business Acquisitions

Acquisition of C-COR Incorporated

On December 14, 2007, ARRIS completed its acquisition of 100% of the outstanding shares of C-COR Incorporated (“C-COR”). Pursuant to the Agreement and Plan of Merger, each issued and outstanding share of C-COR common stock, other than shares held in treasury or by ARRIS, were converted into the right to receive either (i) $13.75 in cash or (ii) 1.0245 shares of ARRIS common stock and $0.688 in cash. ARRIS paid approximately $366 million in cash and issued 25.1 million shares of common stock valued at $281 million in the merger. In addition, all outstanding options to acquire shares of C-COR common stock were converted into options to acquire shares of ARRIS common stock and the number of shares underlying such options and the exercise price thereof were adjusted accordingly. The vesting of the unvested outstanding options was accelerated as a result of the merger.

The acquisition was accounted for by the purchase method. The results of operations of C-COR from December 15, 2007 through December 31, 2007 are included in the Company’s consolidated statements of operations for the three and twelve months ended December 31, 2007.

C-COR is a global provider of integrated network solutions that include products, content and operations management systems, and professional services for broadband networks. The ARRIS board of directors believed that the strategic advantages of the acquisition in comparison to a stand-alone strategy included, but were not limited to, the following:

•	Enhanced customer diversification, in particular with Time Warner;

•	It significantly expands ARRIS’ product line, giving ARRIS the ability to deploy and manage multiple technologies and provide customers with end-to-end solutions;

•	It strengthens ARRIS’ position as the leading pure play cable solutions provider;

•	It enlarges ARRIS’ addressable market and accelerates its video growth strategy;

•	It provides an expanded portfolio that differentiates ARRIS from smaller niche players;

•	It provides expanded product offerings which strengthen ARRIS’ relationships with significant customers such as Comcast, and TimeWarner; and

•	It improves ARRIS’ ability to compete with larger competitors, improves its positioning as an industry consolidator and diversifies its core multiple system operator relationships.

Presented below is unaudited supplemental pro forma information for the Company and C-COR to give effect to the transaction. This summary unaudited information is derived from the historical financial statements of the Company and C-COR. This information assumes the transactions were consummated at the beginning of the applicable period. This information is presented for illustrative purposes only and does not purport to represent what the financial position or results of operations of the Company and C-COR or the combined entity would actually have been had the transactions occurred at the applicable date, or to project the Company’s, C-COR’s, or the combined entity’s results of operations for any future period or date. The actual results of C-COR are included in the Company’s operations from December 15, 2007 to December 31, 2007.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unaudited Supplemental Pro Forma Information
For the years ended December 31
(in millions, except per share data)

	2007	2006

Net sales	$1,273.9	$1,128.4

Net income from continuing operations	75.2	114.3

Income from continuing operations per common share:
Basic	$0.58	$0.87

Diluted	$0.56	$0.83

Preliminary Purchase Price Allocation

The following is a summary of the total preliminary purchase price of the transaction and allocation of the preliminary purchase price, based upon an independent valuation (in millions):

Total purchase consideration — cash and equity	$646.6
Prior investment in acquired company	6.0
Fair value of assumed stock options	22.8
Acquisition-related transaction costs	5.0

Total preliminary purchase price	$680.4

Net tangible assets	$97.6
Identifiable intangible assets:
Acquired technology	38.9
Order backlog	7.2
Customer relationships	220.7
Non-compete agreements	5.1
Acquired in-process research and development	6.1
Goodwill	304.8

Allocation of preliminary purchase price	$680.4

Fair Value of Assets and Liabilities

Under the purchase method of accounting, the purchase price as shown in the table above is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The purchase price was allocated using the information currently available, and ARRIS may adjust the purchase price allocation after obtaining more information regarding, among other things, asset valuations, liabilities assumed, and revisions of estimates. The purchase price allocation will be finalized in fiscal 2008. The excess of the total purchase price over the net of the amounts assigned to tangible and identifiable intangible assets acquired and liabilities

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assumed is recognized as goodwill. Below is a table which details the fair value and estimated useful life of each intangible asset:

	Fair	Estimated
	Value	Useful Life
	(in millions)

Acquired technology	$38.9	6 years
Customer relationships	220.7	8 years
Non-compete agreements	5.1	2 years
Order backlog	7.2	1/2 year
Acquired in-process research and development	6.1	N/A
Total	$278.0

Acquired Technology

Approximately $38.9 million, or 14% of the identified intangible assets, has been preliminarily allocated to existing technology with an estimated useful life of 6 years. Approximately 78% of C-COR’s sales in its fiscal 2007 related to the Access, Transport and Supplies segment, with the other 22% relating to the Media & Communications Systems segment. Conversely, approximately 45% and 55% of research and development expense related to the Access, Transport and Supplies segment and Media & Communications Systems segment, respectively. ARRIS believes that it will be able to leverage the technologies in product solutions that encompass all of C-COR’s products and ARRIS’ products. As a result, relatively less value has been placed on the existing technologies of C-COR’s standalone products and more on the combined solutions which is included in goodwill.

Customer Relationships

Approximately $220.7 million, or 79% of the identified intangible assets, has been preliminarily allocated to customer relationships with an estimated useful life of 8 years. Key factors leading to the allocation include:

•	The cable industry in general is dominated by several large multiple systems operators (“MSOs”), resulting in customer concentration. In particular, C-COR had a significant portion of its sales to Time Warner (approximately 31% in C-COR’s fiscal year 2007). C-COR’s position with Time Warner is complementary to ARRIS, creating synergistic value.

•	The Access, Transport and Supplies segment is fairly sensitive to its installed base. As MSOs upgrade their networks, for example to 1 GHZ, the incumbent vendors have a significant advantage. As a result, the existing relationships have a proportionately higher value and larger useful life

Acquired In-Process Research and Development

The value assigned to in-process research and development, in accordance with accounting principles generally accepted in the United States, was written off at the time of acquisition. The $6.1 million of in-process research and development valued for the transaction related to multiple projects that were targeted at the Access and Transport and Media and Communications Systems markets. The value of the in-process research and development was calculated separately from all other acquired assets. The projects included:

•	Access and Transport: This category included a number of projects related to the development of 1 GHz Amplifiers, Nodes, Headend optics for the CHP product line. These new products provide customers with the ability to cost effectively obtain more capacity out of the networks they already have today. The new Amplifiers are designed to reduce the number of active components required in the network which lowers maintenance costs and improves reliability. These Amplifiers are a drop-in replacement for lower capacity versions minimizing network interruption and offer multiple return options to provide more symmetrical bandwidth, vital for business data service applications. The Node projects enhance the segmentation capabilities and redundancy features of the products providing customers with cost effective, resilient

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

solutions for meeting the demands for voice, video and data services. We continued to add new modules to the CHP platform that provide multi-wave length technology that expands network capacity and protects the existing fiber infrastructure without the addition of costly new fiber deployment projects. At the time of acquisition, C-COR was developing a 24 channel, low cost EdgeQAM based on the CHP platform. The CHP based EdgeQAM was based on design requirements of a Tier 1 MSO and had achieved full RF qualification prior to the acquisition. The Amplifiers, Nodes and Head end optics are now part of ARRIS’s Access, Transport and Supplies portfolio and the above mentioned enhancements will be marketed under existing brand names for these product categories.

•	Media and Communications Systems: Projects included various projects for Video on Demand delivery, Advertisement Insertion and Switched Digital Video. Specifically the projects involved Video on Demand server and Advertisement Insertion platform enhancements, and software and application development for Switched Digital Video on the nABLE platform. The platform extensions and enhancements will be marketed under their existing brand names, nVS, nABLE and SkyVision. The VOD projects typically consisted of adaptations of the software products to third party software and middleware, enhance management of a variety of video content, or enhancements to functionality and performance of the base platform. Advertisement Insertion and Switched Digital Video projects focused on providing the advanced features related to allowing customers to reclaim analog bandwidth and have unlimited control over the their broadcast and narrow cast spectrums. These new technologies provide operators with innovative solutions that will expand regionalized content and the ability to offer personalized advertising the in the future. The projects typically included customized features for single domestic or international operators that were leveraged across the entire software platform for larger market penetration.

The following table identifies specific assumptions for the projects, at the acquisition date, in millions:

	Fair Value at	Estimated	Expected
	Date of	Percentage of	Cost to	Expected Date	Discount
Project	Valuation	Completion	Complete	to Complete	Rate

Access and Transport	$1.3	5% – 90%	$6.0	March 2008	15.5%
Media and Communications Systems	$4.8	50%	$5.8	March 2008	15.5%

Valuation of in-process research and development

The fair values assigned to each developed technology as related to this transaction were valued using an income approach based upon the current stage of completion of each project in order to calculate the net present value of each in-process technology’s cash flows. The cash flows used in determining the fair value of these projects were based on projected revenues and estimated expenses for each project. Revenues were estimated based on relevant market size and growth factors, expected industry trends, individual product sales cycles, the estimated life of each product’s underlying technology, and historical pricing. Estimated expenses include cost of goods sold, selling, general and administrative and research and development expenses. The estimated research and development expenses include costs to maintain the products once they have been introduced into the market, and costs to complete the in-process research and development. It was anticipated that the acquired in-process technologies would yield similar prices and margins that had been historically recognized by ARRIS and expense levels consistent with historical expense levels for similar products.

A risk-adjusted discount rate was applied to the cash flows related to each existing products’ projected income stream for the years 2008 through 2017. This discount rate assumes that the risk of revenue streams from new technology is higher than that of existing revenue streams. The discount rate used in the present value calculations was generally derived from a weighted average cost of capital, adjusted upward to reflect the additional risks inherent in the development life cycle, including the useful life of the technology, profitability levels of the technology, and the uncertainty of technology advances that are known at the assumed transaction date. Product-specific risk includes the stage of completion of each product, the complexity of the development work completed to date, the likelihood of achieving technological feasibility, and market acceptance.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

Goodwill of $304.8 million represents the excess of the total purchase price over the net of the amounts assigned to tangible and identifiable intangible assets acquired and liabilities assumed from C-COR. As described above, ARRIS believes it will be able to create significant value from combining the organizations, technologies, and products that create the ability to provide bundled solution sales. As a result, approximately 45% of the purchase price has preliminarily been assigned to goodwill. ARRIS performs a goodwill impairment test on an annual basis and between annual tests in certain circumstances. Goodwill of $101.3 million is expected to be deductible for tax purposes and amortized over 15 years.

Note 7.	Segment Information

The “management approach” required under SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, has been used to present the following segment information. This approach is based upon the way the management of the Company organizes segments within an enterprise for making operating decisions and assessing performance. Financial information is reported on the basis that it is used internally by the chief operating decision maker for evaluating segment performance and deciding how to allocate resources to segments.

Prior to fiscal year 2007, the Company reported its results of operations as one operating segment. In connection with the acquisition of C-COR on December 14, 2007, the Company realigned its organizational structure for the new combined business. Under the new organizational structure the Company manages its business under three segments: Broadband Communications Systems (“BCS”), Access, Transport and Supplies (“ATS”), and Media & Communications Systems (“MCS”). A detailed description of each segment is contained in our December 31, 2007 Form 10-K under Item 1 in “Our Principal Products.”

The Broadband Communications Systems segment’s product solutions include Headend and Subscriber Premises equipment that enable cable operators to provide Voice over IP, Video over IP and high-speed data services to residential and business subscribers.

The Access, Transport and Supplies segment’s product lines cover all components of a hybrid fiber coax network, including managed and scalable headend and hub equipment, optical nodes, radio frequency products, transport products and supplies.

The Media & Communications Systems segment provides content and operations management systems, including products for Video on Demand, Ad Insertion, Digital Advertising, Service Assurance, Service Fulfillment and Mobile Workforce Management.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents information about the Company’s reporting segments for the years ended December 31 (in thousands):

	Broadband	Access,	Media
	Communications	Transport and	Communications
	Systems	Supplies	Systems	Total

December 31, 2007
Net sales	$859,164	$130,644	$2,386	$992,194
Gross margin	251,416	22,930	(464)	273,882
Amortization of intangible assets		1,086	1,191	2,278
Impairment of intangible assets	—	—	58	58
Write-off of in-process research and development	—	1,320	4,800	6,120

December 31, 2006
Net sales	$766,470	$123,581	$1,500	$891,551
Gross margin	229,871	22,081	126	252,078
Amortization of intangible assets	402	—	230	632

December 31, 2005
Net sales	$561,036	$118,083	$1,298	$680,417
Gross margin	170,672	20,160	(118)	190,714
Amortization of intangible assets	1,039	—	173	1,212

The following table summarizes the Company’s net intangible assets and goodwill by reportable segment as of December 31, 2007 and 2006 (in thousands):

	Broadband	Access,	Media
	Communications	Transport and	Communications
	Systems	Supplies	Systems	Total

December 31, 2007
Goodwill	$150,569	$179,827	$124,956	$455,352
Intangible assets, net	—	163,253	106,640	269,893

December 31, 2006
Goodwill	$150,569	—	—	150,569
Intangible assets, net	—	—	288	288

The Company’s two largest customers (including their affiliates, as applicable) are Comcast and Time Warner Cable. Over the past year, certain customers’ beneficial ownership may have changed as a result of mergers and acquisitions. Therefore the revenue for ARRIS’ customers for prior periods has been adjusted to include the affiliates under common control. A summary of sales to these customers for 2007, 2006, and 2005 is set forth below (in thousands):

	Years Ended December 31,
	2007	2006	2005

Comcast and affiliates	$395,203	$345,769	$163,255
% of sales	39.8%	38.8%	24.0%
Time Warner Cable and affiliates	$106,430	$82,829	$72,346
% of sales	10.7%	9.3%	10.6%

For the years ended December 31, 2006 and 2005 sales to Liberty Media International and affiliates accounted for 10.0% and 15.3% of ARRIS’ sales, respectively. For the year ended December 31, 2005 sales to Cox

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Communications accounted for 17.2% of ARRIS’ sales. For the year ended December 31, 2007 both of these customers sales were less than 10% of ARRIS’ sales.

ARRIS sells its products primarily in the United States. The Company’s international revenue is generated from Asia Pacific, Europe, Latin America and Canada. The Asia Pacific market primarily includes China, Hong Kong, Japan, Korea, Singapore, and Taiwan. The European market primarily includes Austria, Belgium, France, Germany, the Netherlands, Poland, Portugal, Spain, and Switzerland. The Latin American market primarily includes Argentina, Brazil, Chile, and Puerto Rico. Sales to international customers were approximately 27.0%, 25.1% and 27.1% of total sales for the years ended December 31, 2007, 2006 and 2005, respectively. International sales for the years ended December 31, 2007, 2006 and 2005 were as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005

Asia Pacific	$41,996	$52,859	$51,139
Europe	98,575	74,991	67,374
Latin America	71,507	41,730	24,979
Canada	56,050	53,877	41,100

Total	$268,128	$223,457	$184,592

The following table summarizes ARRIS’ international long-lived assets by geographic region as of December 31, 2007 and 2006 (in thousands):

	As of December 31,
	2007	2006

Asia Pacific	$1,166	$47
Europe	1,919	823
Latin America	3,120	—

Total	$6,205	$870

Note 8.	Restructuring and Impairment Charges

The Company’s restructuring activities are accounted for in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

During the first quarter of 2004, ARRIS consolidated two facilities in Georgia, giving the Company the ability to house many of its core technology, marketing, and corporate functions in a single building. This consolidation resulted in restructuring charges totaling $6.2 million in 2004 related to lease commitments and the write-off of leasehold improvements and other fixed assets. As of December 31, 2007 and 2006, approximately $2.1 million and $3.6 million, respectively, remained in an accrual related to its lease commitments. ARRIS expects the remaining payments to be made by the second quarter of 2009, which is the end of the lease term.

In the fourth quarter of 2007, the Company initiated a restructuring plan related to its acquisition of C-COR. The plan focuses on the rationalization of personnel, facilities and systems across the entire organization. The restructuring affected approximately 60 employees. The plan also includes contractual obligations related to change of control provisions included in certain C-COR employment contracts. The total estimated cost of this restructuring plan was approximately $8.6 million, of which approximately $0.5 million was recorded as severance expense during the fourth quarter of 2007 and $8.1 million was assumed liabilities related to employee severance and termination benefits which were accounted for as an adjustment to the allocation of the original purchase price of the C-COR upon acquisition. As of December 31, 2007, the total liability remaining for this restructuring plan was approximately $8.6 million, the majority of which is expected to be paid during the first quarter of 2008.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, ARRIS acquired remaining restructuring accruals of approximately $0.7 million representing C-COR contractual obligations that related to excess leased facilities and equipment. These payments will be paid over their remaining lease terms through 2014, unless terminated earlier.

Note 9.	Inventories

Inventories are stated at the lower of average, approximating first-in, first-out, cost or market. The components of inventory are as follows, net of reserves (in thousands):

	December 31,
	2007	2006

Raw material	$20,004	$341
Work in process	2,533	—
Finished goods	109,255	93,885

Total inventories	$131,792	$94,226

Note 10.	Property, Plant and Equipment

Property, plant and equipment, at cost, consisted of the following (in thousands):

	December 31,
	2007	2006

Land	$2,612	$1,822
Buildings and leasehold improvements	19,432	11,470
Machinery and equipment	120,756	92,306

	142,800	105,598
Less: Accumulated depreciation	(83,644)	(77,311)

Total property, plant and equipment, net	$59,156	$28,287

Note 11.	Goodwill and Intangible Assets

The Company’s goodwill and intangible assets are reviewed annually for impairment or more frequently if impairment indicators arise. The annual valuation is performed during the fourth quarter of each year and is based upon management’s analysis including an independent valuation. Separable intangible assets that are not deemed to have an indefinite life are amortized over their useful lives.

The Company’s intangible assets have an amortization period of 6 months to eight years. The carrying amount of goodwill for the years ended December 31, 2007 and 2006 was $455.4 million and $150.6 million, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The gross carrying amount and accumulated amortization of the Company’s intangible assets, other than goodwill, as of December 31, 2007 and December 31, 2006 are as follows (in thousands):

	December 31, 2007			December 31, 2006
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Intangible assets acquired:
Arris Interactive L.L.C.	$51,500	$(51,500)	$—	$51,500	$(51,500)	$—
Cadant, Inc.	53,000	(53,000)	—	53,000	(53,000)	—
Com21	1,929	(1,929)	—	1,929	(1,929)	—
cXm Broadband	691	(691)	—	691	(403)	288
C-COR Incorporated	271,940	(2,047)	269,893	—	—	—

Total	$379,060	$(109,167)	$269,893	$107,120	$(106,832)	$288

Amortization expense recorded on the intangible assets listed in the above table for the years ended December 31, 2007, 2006, and 2005 was $2.3 million, $0.6 million and $1.2 million, respectively. The estimated total amortization expense for each of the next five fiscal years is as follows (in thousands):

2008	$43,292
2009	$36,527
2010	$34,078
2011	$34,078
2012	$34,078

Note 12.	Long-Term Obligations

Debt, capital lease obligations and other long-term obligations consisted of the following (in thousands):

	December 31,
	2007	2006

2.0% convertible senior notes due 2026	$276,000	$276,000
2.0% Pennsylvania Industrial Development Authority debt, net of current portion	271	—
9.26% equipment financing obligations, net of current portion	494	—
Other long-term liabilities	12,086	5,621

Total long term debt and other long-term liabilities	$288,851	$281,621

On November 6, 2006, the Company issued $276.0 million of 2% convertible senior notes due 2026. The notes are convertible, at the option of the holder, based on an initial conversion rate, subject to adjustment, of 62.1504 shares per $1,000 base amount (which represents an initial conversion price of approximately $16.09 per share of our common stock), into cash up to the principal amount and, if applicable, shares of the Company’s common stock, cash or a combination thereof. The notes may be converted during any calendar quarter in which the closing price of ARRIS’ common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect at that time (which, based on the current conversion price would be $19.31) and upon the occurrence of certain other events. Upon conversion, the holder will receive the principal amount in cash and an additional payment, in either cash or stock at the option of the Company. The additional payment will be based on a formula which calculates the difference between the initial conversion rate ($16.09) and the market price at the date of the conversion. As of February 29, 2008, the notes could not be converted by the holders thereof. Interest is payable on May 15 and November 15 of each year. The Company may redeem the notes at any time on or after November 15, 2013, subject to certain conditions. As of December 31, 2007, there were $276.0 million of the notes outstanding.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, we paid approximately $7.8 million of finance fees related to the issuance of the notes. These costs are being amortized over seven years. The remaining balance of unamortized financing costs from these notes as of December 31, 2007, and 2006 is $6.5 million, and $7.7 million, respectively.

In conjunction with the acquisition of C-COR, the Company assumed certain debt obligations described below.

At December 31, 2007, $35.0 million of 3.5% senior unsecured convertible notes (“Notes”) due on December 31, 2009, which had been issued by C-COR, were outstanding. Interest on the Notes was payable semi-annually on June 30 and December 30. Each Note was convertible by the holder, at its option, into shares of ARRIS’ common stock at a conversion rate of 92.9621 shares per one thousand dollars of principal amount of the Note, for an aggregate of 3,253,674 potential common shares. On December 14, 2007, the Company gave notice to the Note holders that it was calling all of the Notes and that redemption would occur on January 14, 2008. The Notes were subsequently redeemed on January 14, 2008. As of December 31, 2007, the Notes were classified in current liabilities on the Consolidated Balance Sheets.

Funding of $2.0 million through the Pennsylvania Industrial Development Authority (PIDA) for 40% of the cost of the expansion of the Company’s facility in State College, Pennsylvania. The PIDA borrowing has an interest rate of 2%. Monthly payments of principal and interest of $13 thousand are required through 2010. Certain property, plant, and equipment collateralize the borrowing. The principal balance, including the current portion, at December 31, 2007 was $0.4 million.

Funding of $0.9 million through a financing company for the purchase of machinery and equipment. The borrowings have a weighted average interest rate of 9.26%. Monthly payments of principal and interest of $18 thousand are required through 2011. The borrowings under the financing agreement are collateralized by the equipment. The principal balance, including the current portion, at December 31, 2007 was $0.7 million.

As of December 31, 2007, the Company had approximately $12.1 million of other long-term liabilities, which included $9.0 million related to its deferred compensation obligations, $1.7 million related to landlord funded leasehold improvements, and $1.4 million related to other long-term liabilities. As of December 31, 2006, the Company had approximately $5.6 million of other long-term liabilities, which included $3.5 million related to its deferred compensation obligations and $2.1 million related to landlord funded leasehold improvements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods indicated (in thousands except per share data):

	For the Years Ended December 31,
	2007	2006	2005

Basic:
Income from continuing operations	$98,136	$142,066	$51,275
Income from discontinued operations	204	221	208

Net income	$98,340	$142,287	$51,483

Weighted average shares outstanding	110,843	107,268	96,581
Basic earnings per share	$0.89	$1.33	$0.53

Diluted:
Income from continuing operations	$98,136	$142,066	$51,275
Income from discontinued operations	204	221	208

Net income	$98,340	$142,287	$51,483

Weighted average shares outstanding	110,843	107,268	96,581
Net effect of dilutive stock options	2,184	2,222	1,683

Total	113,027	109,490	98,264

Diluted earnings per share	$0.87	$1.30	$0.52

In November 2006, the Company issued $276.0 million of convertible senior notes. Upon conversion, ARRIS will satisfy at least the principal amount in cash, rather than common stock. This reduced the potential earnings dilution to only include the conversion premium, which is the difference between the conversion price per share of common stock and the average share price. The average share price in 2007 and 2006 was less than the conversion price of $16.09 and, consequently, did not result in dilution.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Income Taxes

Income tax expense (benefit) consisted of the following (in thousands):

	Years Ended December 31,
	2007	2006	2005

Current — Federal	$31,044	$2,235	$885
State	5,269	1,077	(163)
Foreign	233	366	(209)

	36,546	3,678	513

Deferred — Federal	4,744	(32,785)	—
State	463	(3,429)	—
Foreign	(802)	(2,276)	—

	4,405	(38,490)	—

	$40,951	$(34,812)	$513

A reconciliation of the statutory federal income tax rate of 35% and the effective income tax rates is as follows:

	Years Ended December 31,
	2007	2006	2005

Statutory federal income tax expense (benefit)	35.0%	35.0%	35.0%
Effects of:
State income taxes, net of federal benefit	2.8%	1.7%	1.7%
Differences between U.S. and foreign income tax rates	(0.7)%	(0.1)%	(0.3)%
Meals and entertainment	0.2%	0.2%	0.4%
Decrease in valuation allowance	(3.8)%	(62.3)%	(36.3)%
Federal tax exempt interest	(2.1)%	—	—
Acquired in-process research and development	1.6%	—	—
Research and development tax credits	(4.3)%	(7.2)%	—
Other, net	0.8%	0.3%	0.5%

	29.5%	(32.4)%	1.0%

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of ARRIS’ net deferred income tax assets (liabilities) were as follows (in thousands):

	December 31,
	2007	2006

Current deferred income tax assets:
Inventory costs	$8,626	$5,141
Federal alternative minimum tax (“AMT”) credit	850	850
Federal research and development credits	8,755	13,817
Federal/state net operating loss carryforwards	5,216	—
Warranty reserve	3,527	1,880
Deferred revenue	5,091	1,143
Other, principally operating expenses	12,874	11,536

Total current deferred income tax assets	44,939	34,367

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2007	2006

Noncurrent deferred income tax assets:
Federal/state net operating loss carryforwards	39,044	1,199
Federal capital loss carryforwards	—	5,311
Foreign net operating loss carryforwards	16,739	2,720
Federal alternative minimum tax credit	1,374	—
Federal research and development credits	2,983	—
Pension and deferred compensation	6,618	5,662
Equity compensation	4,488	3,090
Goodwill	—	813
Other, principally operating expenses	3,487	4,141
Property, plant and equipment, depreciation and basis differences	—	2,364

Total noncurrent deferred income tax assets	74,733	25,300

Total deferred income tax assets	119,672	59,667

Non-current deferred income tax liabilities:
Property, plant and equipment, depreciation and basis differences	(708)	—
Other noncurrent liabilities	(226)	—
Goodwill	(1,111)
Intangibles	(90,990)	(115)

Total noncurrent deferred income tax liabilities	(93,035)	(115)

Net deferred income tax assets	26,637	59,552
Valuation allowance	(23,494)	(9,393)

Net deferred income tax assets	$3,143	$50,159

The valuation allowance for deferred income tax assets of $23.5 million and $9.4 million at December 31, 2007 and 2006, respectively, relates to the uncertainty surrounding the realization of certain deferred income tax assets in various jurisdictions. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, which requires that a valuation allowance be established and maintained when it is “more likely than not” that all or a portion of deferred income tax assets will not be realized. At the end of the fourth quarter of 2006, ARRIS determined that it was more likely than not that it would be able to realize the benefits of a large portion of its U.S. federal and state deferred income tax assets and subsequently reversed the related valuation allowance. As of December 31, 2007, the ending valuation allowance is predominantly due to U.S. state deferred income tax assets and foreign net operating loss carryforwards, much of which relates to the operations of C-COR. $16.8 million of the valuation allowance as of December 31, 2007, will be allocated to reduce goodwill upon recognition or realization of the related deferred tax asset. The Company continually reviews the adequacy of the valuation allowance by reassessing whether it is more likely than not to realize its various deferred income tax assets.

As of December 31, 2007, ARRIS had $109.9 million of U.S. Federal net operating losses available to offset against future ARRIS taxable income. During 2007, ARRIS utilized all of the self-generated U.S. Federal net operating losses carried forward from 2006 against 2007 taxable income. The cash benefit resulting from the utilization of these U.S. Federal net operating losses was credited directly to paid in capital during 2007, since all of these Federal net operating losses were generated by equity compensation deductions. During December of 2007, ARRIS acquired $110.6 million of U.S. federal net operating losses from its purchase of all of the common stock of C-COR. Approximately $0.7 million of these acquired federal net operating losses were utilized in 2007. The U.S. Federal net operating losses may be carried forward for twenty years. The available acquired U.S. Federal net

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operating losses as of December 31, 2007, will expire between the years 2020 and 2026. As of December 31, 2007 ARRIS also had $141.8 million of state net operating loss carryforwards in various states. Approximately $103 million of U.S. state net operating losses were acquired from C-COR. The amounts available for utilization vary by state due to the apportionment of the Company’s taxable income and state law governing the expiration of these net operating losses. U.S. state net operating loss carryforwards of approximately $30.1 million relate to the exercise of employee stock options and restricted stock (“equity compensation”). Any future cash benefit resulting from the utilization of these U.S. state net operating losses attributable to this portion of equity compensation will be credited directly to paid in capital during the year in which the cash benefit is realized. Additionally, ARRIS has foreign net operating loss carryforwards available, as of December 31, 2007, of approximately $68.8 million with varying expiration dates. Approximately $44.1 million of the available foreign net operating loss carryforwards were acquired from C-COR, and approximately $22.6 million of the total foreign net operating loss carryforwards relate to ARRIS’ Irish subsidiary and have an indefinite life.

ARRIS’ ability to use U.S. Federal and state net operating loss carryforwards to reduce future taxable income, or to use research and development tax credit carryforwards to reduce future income tax liabilities, is subject to restrictions attributable to equity transactions that resulted in a change of ownership during its 2001 and 2004 tax years as defined in Internal Revenue Code Section 382. All of the tax attributes (net operating losses carried forward and tax credits carried forward) acquired from the C-COR Incorporated transaction are also subject to restrictions arising from equity transactions, including transactions that created ownership changes within C-COR prior to its acquisition by ARRIS. ARRIS does not expect that the limitations placed on its net operating losses and research and development tax credits as a result of applying these rules will result in the expiration of its net operating loss and research and development tax credit carryforwards. However, future equity transactions could limit the utilization of these tax attributes.

Additionally, based on an initial analysis that was completed during the fourth quarter of 2006, ARRIS concluded that it should record a deferred income tax asset for federal research and development tax credits of approximately $13.8 million. These tax credits relate to “qualified research expenditures” for tax years beginning in 2001 and continuing through 2006. An additional $5.1 million of research and development tax credits were identified during the third quarter of 2007, and were also recorded as deferred tax assets. ARRIS utilized $10.2 million of the research and development tax credits recorded as deferred tax assets against its 2007 regular income tax liability. Approximately $3.0 million of additional research and development tax credits were acquired from C-COR Incorporated. As of December 31, 2007, ARRIS has $11.7 million of available research and development tax credits. The research and development tax credits can be carried back one year and carried forward twenty years. Therefore, any unutilized tax credits will begin to expire in 2020 and will totally expire by 2026.

For the year ended December 31, 2005, ARRIS was subject to the alternative minimum tax (“AMT”). For 2005, ARRIS recorded a current federal AMT provision of $885 thousand. The payment of AMT, however, results in an AMT credit that may be carried forward to offset ARRIS’ regular income tax liability when and if ARRIS is subject to the regular income tax in the future. The AMT credit, adjusted to the actual 2005 AMT liability per the federal tax return, is now recorded at $850 thousand. For the years ended December 31, 2007 and 2006, ARRIS was not an AMT taxpayer. However, its current regular federal tax liability for 2007 and 2006 could only be reduced down to its tentative minimum tax liability. Therefore, the AMT credit that originated in 2005 continues to be carried forward to 2008. Approximately $1.4 million of additional AMT credits were acquired from C-COR Incorporated.

ARRIS intends to indefinitely reinvest the undistributed earnings of its foreign subsidiaries. Accordingly, no deferred income taxes have been recorded for the difference between its financial and tax basis investment in its foreign subsidiaries. If these earnings were distributed to the U.S. in the form of dividends, or otherwise, ARRIS would have additional U.S. taxable income and, depending on the company’s tax posture in the year of repatriation, may have to pay additional U.S. income taxes. Withholding taxes may also apply to the repatriated earnings. Determination of the amount of unrecognized income tax liability related to these permanently reinvested and undistributed foreign subsidiary earnings is currently not practicable.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular Reconciliation of Unrecognized Tax Benefits (in thousands):

Unrecognized Tax Benefits — as of January 1, 2007	$3,459
Gross increases — tax positions in prior period	943
Gross decreases — tax positions in prior period	(1)
Gross increases — current-period tax positions	1,481
Increases (decreases) from acquired businesses	3,991

Unrecognized Tax Benefits — as of December 31, 2007	$9,873

On January 1, 2007, the Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 seeks to clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, the financial statement effects of a tax position should initially be recognized when it is more-likely-than-not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold should initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority.

As a result of the adoption of FIN 48, the Company recorded a $65 thousand decrease to the January 1, 2007 balance in retained earnings.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2001. The Company and its subsidiaries are currently under income tax audit in only one jurisdiction (the Netherlands) and they have not received notices of any planned or proposed income tax audits. Additionally, the Company has no outstanding unpaid income tax assessments for prior income tax audits.

At the end of 2007, the Company’s total tax liability related to uncertain net tax positions totaled approximately $9.4 million, of which approximately $5.5 million would cause the effective income tax rate to change upon the recognition, and $3.9 million would adjust goodwill upon recognition. ARRIS does not currently anticipate that the total amount of unrecognized tax benefits will materially increase or decrease within the next twelve months. The Company has recorded approximately $0.2 million of interest and penalty accrual related to the anticipated payment of these potential tax liabilities. The Company classifies interest and penalties recognized on the liability for uncertain tax positions as income tax expense.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Commitments

ARRIS leases office, distribution, and warehouse facilities as well as equipment under long-term leases expiring at various dates through 2023. Included in these operating leases are certain amounts related to restructuring activities; these lease payments and related sublease income are included in restructuring accruals on the consolidated balance sheets. Future minimum operating lease payments under non-cancelable leases at December 31, 2007 were as follows (in thousands):

Operating Leases

2008	$5,880
2009	4,339
2010	3,271
2011	3,020
2012	1,789
Thereafter	3,586
Less sublease income	(110)

Total minimum lease payments	$21,775

Total rental expense for all operating leases amounted to approximately $5.4 million, $5.4 million and $5.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

As of December 31, 2007, the Company had approximately $7.6 million outstanding under letters of credit which were cash collateralized. The $7.6 million cash collateral includes $7.0 million which is classified as a current asset (restricted cash) as the terms of the associated commitments expire in less than one year, and $0.6 million is classified as long term and is included in other assets. The cash collateral is held in the form of restricted cash. Additionally, the Company had contractual obligations of approximately $104.8 million under agreements with non-cancelable terms to purchases goods or services over the next year. All contractual obligations outstanding at the end of prior years were satisfied within a 12 month period, and the obligations outstanding as of December 31, 2007 are expected to be satisfied in 2008.

Note 16.	Stock-Based Compensation

ARRIS grants stock options under its 2007 Stock Incentive Plan (“2007 SIP”) and 2004 Stock Incentive Plan (“2004 SIP”) and issues stock purchase rights under its Employee Stock Purchase Plan (“ESPP”). Upon approval of the 2004 SIP by stockholders on May 26, 2004, all shares available for grant under the 2002 Stock Incentive Plan (“2002 SIP”) and the 2001 Stock Incentive Plan (“2001 SIP”) were cancelled. However, those shares subject to outstanding stock awards issued under the 2002 SIP and the 2001 SIP that are forfeited, cancelled, or expire unexercised; shares tendered (either actually or through attestation) to pay the option exercise price of such outstanding awards; and shares withheld for the payment of withholding taxes associated with such outstanding awards return to the share reserve of the 2002 SIP and 2001 SIP and shall be available again for issuance under those plans. All options outstanding as of May 26, 2004 under the 2002 SIP and 2001 SIP remained exercisable. These plans are described below.

On May 24, 2007, the Board of Directors approved the 2007 SIP to facilitate the retention and continued motivation of key employees, consultants and directors, and to align more closely their interests with those of the Company and its stockholders. Awards under the 2007 SIP may be in the form of incentive stock options, non-qualified stock options, stock grants, stock units, restricted stock, stock appreciation rights, performance shares and units, and dividend equivalent rights. A total of 5,000,000 shares of the Company’s common stock may be issued pursuant to this plan. The vesting requirements for issuance under this plan may vary.

In 2004, the Board of Directors approved the 2004 SIP to facilitate the retention and continued motivation of key employees, consultants and directors, and to align more closely their interests with those of the Company and its

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Prior to the adoption of SFAS No. 123R, ARRIS accounted for stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees and related

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interpretations. The following table illustrates the pro forma effect on the year ended December 31, 2005 had the Company applied the provisions of SFAS No. 123 on January 1, 2005 (in thousands, except per share data):

	2005

Net income, as reported	$51,483
Add: Stock-based compensation included in reported net income, net of taxes	6,915
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(16,812	)*

Net income, pro forma	$41,586

Net income per common share:
Basic — as reported	$0.53

Basic — pro forma	$0.43

Diluted — as reported	$0.52

Diluted — pro forma	$0.42

*	Includes approximately $5.7 million of expense related to the acceleration of “out-of-the-money” options in the second quarter of 2005.

Stock Options

ARRIS grants stock options to certain employees. Upon stock option exercise the Company issues new shares. Stock options generally vest over three or four years of service and have either seven or ten year contractual terms. The exercise price of an option is equal to the fair market value of ARRIS’ stock on the date of grant. Prior to the adoption of SFAS No. 123R, ARRIS used the Black-Scholes option valuation model to estimate the fair value of an option on the date of grant for pro forma purposes. Upon adoption of SFAS No. 123R, ARRIS elected to continue to use the Black-Scholes model; however, it engaged an independent third party to assist the Company in determining the Black-Scholes weighted average inputs utilized in the valuation of options granted subsequent to July 1, 2005. Prior to the adoption of SFAS No. 123R, the Company estimated the expected volatility exclusively on historical stock prices of ARRIS common stock over a period of time. Under SFAS No. 123R, the volatility factors are based upon a combination of historical volatility over a period of time and estimates of implied volatility based on traded option contracts on ARRIS common stock. The change in estimating volatility was made because the Company felt that the inclusion of the implied volatility factor was a more accurate estimate of the stock’s future performance. The expected term of the awards granted are based upon a weighted average life of exercise activity of the grantee population. The risk-free interest rate is based upon the U.S. treasury strip yield at the grant date, using a remaining term equal to the expected life. The expected dividend yield is 0%, as the Company has not paid cash dividends on its common stock since its inception. In calculating the stock compensation expense, ARRIS applies an estimated pre-vesting forfeiture rate based upon historical rates. The stock compensation expense is amortized over the vesting period using the straight-line method.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of activity of ARRIS’ options granted under its stock incentive plans is presented below:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Remaining	Value
	Options	Exercise Price	Contractual Term	(in thousands)

Beginning balance, January 1, 2007	7,439,631	$10.52
Grants	1,189,766	$13.45
C-COR stock options converted to ARRIS	4,710,015	$9.33
Exercised	(1,701,406)	$8.18
Forfeited	(145,954)	$7.50
Expired	(108,502)	$22.03

Ending balance, December 31, 2007	11,383,550	$10.57	4.58	$19,281

Exercisable at December 31, 2007	9,076,946	$10.21	4.34	$17,705

The weighted average assumptions used in this model to value ARRIS’ stock options during 2007, 2006 and 2005 were as follows: risk-free interest rates of 4.4%, 4.9% and 3.8%, respectively; a dividend yield of 0%; volatility factor of the expected market price of ARRIS’ common stock of 0.52, 0.60 and 0.92, respectively; and a weighted average expected life of 4.4 years, 4.7 years and 4.9 years, respectively. The weighted average grant-date fair value of options granted during 2007, 2006, and 2005 were $6.28, $7.14 and $4.70, respectively. The total intrinsic value of options exercised during 2007, 2006, and 2005 was approximately $12.3 million, $13.7 million, $11.3 million, respectively.

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

The following table summarizes ARRIS’ unvested restricted stock (excluding performance-related) and stock unit transactions during the year ending December 31, 2007:

		Weighted Average
		Grant Date
	Shares	Fair Value

Unvested at January 1, 2007	783,895	$8.09
Granted	330,516	$13.67
Vested	(495,962)	$6.89
Forfeited	(35,263)	$11.00

Unvested at December 31, 2007	583,186	$12.10

Performance-Related Restricted Shares

ARRIS grants to certain employees restricted shares, in which the number of shares is dependent upon performance conditions. The number of shares which could potentially be issued ranges from zero to 150% of the target award. Compensation expense is recognized using the graded method and is based upon the fair market value of the shares estimated to be earned. The fair value of the restricted shares is estimated on the date of grant using the same valuation model as that used for stock options and other restricted shares. As of December 31, 2007, ARRIS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

had recognized compensation expense based upon the achievement of 115% of the target awards as the Company’s 2007 performance reached the level necessary for the 115% award for the shares granted in March 2007.

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

The following table summarizes ARRIS’ unvested performance-related restricted stock transactions during the year ending December 31, 2007 (includes 115% achievement of performance goals):

		Weighted Average
		Grant Date
	Shares	Fair Value

Unvested at January 1, 2007	382,015	$9.68
Granted	180,216	13.45
Vested	(145,822)	8.56
Forfeited	—	—

Unvested at December 31, 2007	416,409	11.70

The total intrinsic value of restricted shares, including both non-performance and performance-related shares, vested and issued during 2007, 2006 and 2005 was $9.3 million, $6.1 million and $3.9, respectively.

Employee Stock Purchase Plan (“ESPP”)

ARRIS offers an ESPP to certain employees. The plan complies with Section 423 of the U.S. Internal Revenue Code, which provides that employees will not be immediately taxed on the difference between the market price of the stock and a discounted purchase price if it meets certain requirements. Participants can request that up to 10% of their base compensation be applied toward the purchase of ARRIS common stock under ARRIS’ ESPP. Purchases by any one participant are limited to $25,000 (based upon the fair market value) in any one year. The exercise price is the lower of 85% of the fair market value of the ARRIS common stock on either the first day of the purchase period or the last day of the purchase period. A plan provision which allows for the more favorable of two exercise prices is commonly referred to as a “look-back” feature. Under APB Opinion No. 25, Accounting for Stock Issued to Employees, the ESPP was deemed noncompensatory, and therefore, no compensation expense was recognized. However, SFAS No. 123R narrows the noncompensatory exception significantly; any discount offered in excess of five percent generally will be considered compensatory and appropriately recognized as compensation expense. Additionally, any ESPP offering a look-back feature is considered compensatory. ARRIS uses the Black-Scholes option valuation model to value shares issued under the ESPP. The valuation is comprised of two components; the 15% discount of a share of common stock and 85% of a six month option held (related to the look-back feature). The weighted average assumptions used to estimate the fair value of purchase rights granted under the ESPP for 2007, 2006, and 2005 were as follows: risk-free interest rates of 4.4%, 4.6% and 3.7%, respectively; a dividend yield of 0%; volatility factor of the expected market price of ARRIS’ common stock of 0.41, 0.56 and 0.43, respectively; and a weighted average expected life of 0.5 year for each. The Company recorded stock compensation expense related to the ESPP of approximately $0.4 million, $0.4 million and $0.2 million for the years ended December 31, 2007, 2006, and 2005, respectively.

Unrecognized Compensation Cost

As of December 31, 2007, there was approximately $19.8 million of total unrecognized compensation cost related to unvested share-based awards granted under the Company’s incentive plans. This compensation cost is expected to be recognized over a weighted-average period of 2.7 years.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Treasury Stock

As of December 31, 2007, approximately 51 thousand shares of the Company’s common stock are being held in a Rabbi Trust under a non-qualified deferred compensation arrangement for certain current and former officers and key executives of C-COR and have been presented in a manner similar to treasury stock.

Note 17.	Employee Benefit Plans

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

The U.S. pension plan benefit formulas generally provide for payments to retired employees based upon their length of service and compensation as defined in the plans. ARRIS’ investment policy is to fund the plans as required by the Employee Retirement Income Security Act of 1974 (“ERISA”) and to the extent that such contributions are tax deductible. For 2007, the plan assets were comprised of approximately 51%, 40%, and 9% of equity, debt securities, and money market funds, respectively. For 2006, the plan assets were comprised of approximately 68%, 28% and 4% of equity, debt securities, and money market funds respectively. In 2008, the plan will target allocations of 50% equity and 50% debt securities. Liabilities or amounts in excess of these funding levels are accrued and reported in the consolidated balance sheet.

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

ARRIS adopted SFAS No. 158 as of December 31, 2006; however, has not yet adopted the provision to measure plan assets and benefit obligations as of the date of the fiscal year-end balance sheet. Based on the Company’s initial analysis, we estimate that the impact of changing the measurement date for plan assets and liabilities from September 30 to December 31 will be a one time addition to net periodic expense of approximately $0.4 million for 2008.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary data for the non-contributory defined benefit pension plans is as follows:

	Years Ended
	December 31,
	2007	2006
	(in thousands)

Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$28,367	$25,930
Service cost	558	519
Interest cost	1,648	1,478
Actuarial loss (gain)	(294)	938
Benefit payments	(592)	(498)

Projected benefit obligation at end of year	$29,687	$28,367

Change in Plan Assets:
Fair value of plan assets at beginning of year	$16,204	$13,769
Actual return on plan assets	2,174	1,227
Company contributions	1,402	1,706
Expenses and benefits paid from plan assets	(592)	(498)

Fair value of plan assets at end of year	$19,188	$16,204

Funded Status:
Funded status of plan	$(10,500)	$(12,162)
Unrecognized actuarial loss	1,374	2,665
Unamortized prior service cost	1,320	1,797
Employer contributions, 9/30 — 12/31	29	19

Net amount recognized	$(7,777)	$(7,681)

Amounts recognized in the statement of financial position consist of:

	Years Ended
	December 31,
	2007	2006
	(in thousands)

Noncurrent assets	$290	$—
Current liabilities	(119)	(82)
Noncurrent liabilities	(10,642)	(12,061)
Accumulated other comprehensive income(1)	2,694	4,462

Total	$(7,777)	$(7,681)

(1)	As of December 31, 2007, the accumulated other comprehensive income included $1,374 related to the net loss, and $1,320 related to prior service cost. The total unfunded pension liability on the Consolidated Balance Sheet as of December 31, 2007 included income tax impact of $665.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other changes in plan assets and benefit obligations recognized in other comprehensive income are as follows:

	Years Ended December 31,
	2007	2006
	(in thousands)

Net (gain) loss	$(1,190)	$(1,945)
Amortization of net (loss) gain	(102)	(8)
Prior service cost (credit)	—	2,274
Amortization of prior service cost	(477)	(477)

Total recognized in other comprehensive income	$(1,769)	$(156)

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $0 and $477 thousand respectively.

Information for defined benefit plans with accumulated benefit obligations in excess of plan assets is as follows:

	December 31,
	2007(1)	2006
	(in thousands)

Accumulated benefit obligation	$9,396	$26,496
Projected benefit obligation	$10,790	$28,367
Plan assets	$—	$16,204

(1)	At December 31, 2007 the plan assets of the Company’s qualified plan exceeded its accumulated benefit obligation and therefore is excluded.

Net periodic pension cost for 2007, 2006 and 2005 for pension and supplemental benefit plans includes the following components (in thousands):

	2007	2006	2005

Service cost	$558	$519	$458
Interest cost	1,648	1,478	1,413
Return on assets (expected)	(1,277)	(1,125)	(1,045)
Recognized net actuarial (gain) loss	102	8	(18)
Amortization of prior service cost(1)	477	477	477

Net periodic pension cost	$1,508	$1,357	$1,285

(1)	Prior service cost is amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits under the plan.

The weighted-average actuarial assumptions used to determine the benefit obligations for the three years presented are set forth below:

	2007	2006	2005

Assumed discount rate for non-qualified plan participants	6.25%	5.75%	5.50%
Assumed discount rate for qualified plan participants	6.25%	5.75%	5.75%
Rates of compensation increase	3.75%	3.75%	3.75%

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average actuarial assumptions used to determine the net periodic benefit costs are set forth below:

	2007	2006	2005

Assumed discount rate for non-qualified plan participants	5.75%	5.50%	6.00%
Assumed discount rate for qualified plan participants	5.75%	5.75%	6.00%
Rates of compensation increase	3.75%	3.75%	5.94%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%

The expected long-term rate of return on assets is derived using the building block approach which includes assumptions for the long term inflation rate, real return, and equity risk premiums.

No minimum funding contributions are required in 2008 for the plan; however, the Company may make a voluntary contribution.

As of December 31, 2007, the expected benefit payments related to the Company’s defined benefit pension plans during the next ten years are as follows (in thousands):

2008	$812
2009	852
2010	1,428
2011	1,420
2012	1,578
2013 – 2017	10,411

Additionally, ARRIS has established defined contribution plans pursuant to the Internal Revenue Code Section 401(k) that cover all eligible U.S. employees. ARRIS contributes to these plans based upon the dollar amount of each participant’s contribution. ARRIS made matching contributions to these plans of approximately $2.1 million, $1.5 million and $0.6 million in 2007, 2006, and 2005, respectively. Effective July 1, 2003, the Company temporarily suspended employer matching contributions to the plan. The Company reinstated a partial matching contribution to the plan effective January 1, 2005.

Benefit Plans Assumed in the C-COR Acquisition

The Company has retirement savings and profit sharing plans that qualify under Section 401(k) of the Internal Revenue Code. Participation is available to all C-COR employees meeting minimum service requirements. In addition, the Company has a deferred compensation plan that does not qualify under Section 401 of the Internal Revenue Code, which is available to current and former officers and key executives of C-COR. The total of net employee and employer deferrals, which is reflected in other long-term liabilities, was $3.7 million at December 31, 2007. The total expenses included in continuing operations for the qualified retirement savings and profit sharing plans and the non-qualified deferred compensation plan related to C-COR were approximately $107 thousand in 2007.

The Company also has a deferred retirement salary plan, which is limited to certain current or former officers of C-COR. The present value of the estimated future retirement benefit payments is being accrued over the estimated service period from the date of signed agreements with the employees. The accrued balance of this plan, the majority of which is included in other long-term liabilities, was $2.1 million at December 31, 2007. Total expenses included in continuing operations for the deferred retirement salary plan were approximately $36 thousand for 2007.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18.	Summary Quarterly Consolidated Financial Information (unaudited)

The following table summarizes ARRIS’ quarterly consolidated financial information (in thousands, except share data):

	Quarters in 2007 Ended
	March 31,	June 30,	September 30,	December 31,

Net sales	$235,253	$252,718	$254,662	$249,561
Gross margin(1)	68,747	72,376	68,834	63,925
Operating income(2)	25,997	28,072	27,202	12,641
Income from continuing operations(3)	37,644	23,274	27,522	9,696
Income from discontinued operations	—	—	330	(126)
Net income(4)	$37,644	$23,274	$27,852	$9,570

Net income per basic share:
Income from continuing operations	$0.35	$0.21	$0.25	$0.08
Income from discontinued operations	$—	$—	$—	$—
Net income	$0.35	$0.21	$0.25	$0.08
Net income per diluted share:
Income from continuing operations	$0.34	$0.21	$0.25	$0.08
Income from discontinued operations	$—	$—	$—	$—
Net income	$0.34	$0.21	$0.25	$0.08

	Quarters in 2006 Ended
	March 31,	June 30,	September 30,	December 31,

Net sales	$208,344	$219,990	$228,646	$234,571
Gross margin(1)	56,507	63,740	63,179	68,652
Operating income(2)	19,609	22,465	25,447	28,472
Income from continuing operations	20,702	24,662	26,547	70,155
Income from discontinued operations	21	88	15	97
Net income(4)	$20,723	$24,750	$26,562	$70,252

Net income per basic share:
Income from continuing operations	$0.20	$0.23	$0.25	$0.65
Income from discontinued operations	$—	$—	$—	$—
Net income	$0.20	$0.23	$0.25	$0.65
Net income per diluted share:
Income from continuing operations	$0.19	$0.23	$0.24	$0.64
Income from discontinued operations	$—	$—	$—	$—
Net income	$0.19	$0.23	$0.24	$0.64

(1)	During each quarter in 2007 and 2006, the Company recognized stock compensation expense of approximately $0.2 million and $0.1 million, respectively, in cost of goods sold which effected gross margins. During the fourth quarter of 2007, the Company recorded a charge of approximately $1.0 million related to the write off of inventory for the discontinuation of a particular product. Also during the fourth quarter the Company recorded a $1.3 million charge related to an isolated product warranty issue.

(2)	In addition to (1) above, the following items impacted operating income:

—	During the first, second, third and fourth quarters of 2007, the Company recognized stock compensation expense of approximately $2.5 million, $3.1 million, $2.5 million and $2.0 million, respectively, is included

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in operating expenses. During the first, second, third and fourth quarters of 2006, the Company recognized stock compensation expense of approximately $2.1 million, $2.3 million, $2.3 million and $2.2 million, respectively, is included in operating expenses.

—	During the first quarter of 2007, the Company recorded restructuring reserve adjustment of approximately $0.4 million. During the first and fourth quarters of 2006, the Company recorded restructuring reserve adjustments of $0.3 million and $1.9 million, respectively. The adjustments predominantly related to changes in estimates related to real estate leases.

—	During the first quarter of 2007, the Company recorded a gain of $0.4 million related to previously written off receivables. During the first and second quarters of 2006, ARRIS recorded gains of approximately $0.5 million and $1.1 million, respectively, related to previously written off receivables. These gains resulted in a reduction in bad debt expense for those quarters.

—	During the fourth quarter of 2007, ARRIS completed its acquisition of C-COR. As a result, the Company acquired approximately $6.1 million of in-process research & development which was subsequently written off. Additionally, the Company recorded amortization of intangibles during the fourth quarter of 2007 of approximately $2.1 million, predominantly related to the intangible assets acquired from C-COR. Prior to the fourth quarter of 2007, ARRIS recorded approximately $0.1 million to $0.2 million per quarter in 2006 and 2007 related to the amortization of its prior intangibles.

(3)	During the second and third quarters of 2007, ARRIS recorded gains of approximately $1.3 million and $3.5 million, respectively, related to its investments.

In January 2007, ARRIS announced its intention to acquire TANDBERG Television. TANDBERG subsequently choose to accept another party’s bid and our bid lapsed. As part of the initial agreement, the Company received a break-up fee of $18.0 million. In conjunction with the proposed transaction, ARRIS incurred expenses of approximately $7.5 million. ARRIS also realized a gain of approximately $12.3 million on the sale of foreign exchange contracts the Company purchased to hedge the transaction purchase price. The net impact was the recognition of a gain of approximately $22.8 million during the first quarter of 2007 as a result of the failed acquisition.

(4)	During the fourth quarter of 2006, ARRIS reduced valuation allowances related to deferred income tax assets, based on the current judgment that the benefits will be realized, and also recorded a tax benefit related to research and development credits for the period from 2001 -2006. The net result of these items was a tax benefit of approximately $38.8 million during the quarter. In 2007, unlike 2006, ARRIS recorded income tax expense at full rates.

Note 19.	Contingencies

The Company is a defendant or believes that it is reasonably like that it may be a defendant in three patent disputes. Each dispute involves the assertion against the Company’s customers of patent infringement based upon the designs of the products that we and other manufactures of DOCSIS compliant products manufacture and sell to cable system operators.

In Hybrid Patents, Inc. v. Charter Communications, Inc., Case No. 2:05-CV-436 (E.D. Tex), the Company’s customer Charter Communications, Inc. has been sued for patent infringement and has requested indemnification from other manufactures and the Company. On summary judgment the court held that the Company did not have any rights in the patent (which the Company believes that it has as a result of the acquisition of a licensee of the patent), and at trial the jury held that the plaintiff’s patent was valid but that the products did not infringe. The parties currently are considering whether to appeal. The Company’s rights in the underlying patent also are the subject of ARRIS International, Inc. (now ARRIS Group, Inc.) v. Hybrid Patents, Inc., Hybrid Networks, Inc., HYBR Wireless Industries, Inc., London Pacific Life & Annuity Company, and Carol Wu, Trustee of the Estate of Com21, Inc. , Case No. 03-54533MM, Chapter 7, Adversary Proceeding in Bankruptcy, Adv. No. 06-5098MM (Bankr. N.D. Cal.). This case has been stayed pending the outcome of the Texas case, although various motions are pending.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In a series of at least seven lawsuits in Federal Court, a number of the Company’s customers have been sued by Rembrandt Technologies LP for patent infringement related to the cable systems operators’ use of data transmission, video, cable modem, voice-over-internet, and other technologies and applications. Although the Company is not a defendant in any of these lawsuits, its customers either have requested indemnification from, or are expected to request indemnification from, the Company and other manufacturers of the equipment that is alleged to infringe. ARRIS is party to a joint defense agreement with respect to one of the lawsuits and has various understandings with the defendants in the remaining lawsuits with respect to cost sharing. On June 18, 2007, the Judicial Panel of Multidistrict Litigation issued an order centralizing the litigation in the District of Delaware. In November 2007 ARRIS, Cisco and Motorola and other suppliers filed a declaratory judgment action in the District Court of Delaware seeking to have the court declare the patents invalid and not infringed.

GPNE Corp. has sued three of the Company’s customers in the United States District Court for the Eastern District of Texas. These suits were dismissed without prejudice. To date the Company is not a defendant, but it believes that it is likely the defendants will make indemnification requests, as well as a request to contribute to the legal costs and expenses of the litigation. However, we believe it is likely that the claims will be reasserted and that the defendants will make indemnification requests, as well as a request to contribute to the legal costs and expenses of the litigation. ARRIS, Cisco and Thomson filed a declaratory judgment action in the District Court of Delaware seeking to have the court declare the patents not infringed.

In June 2007, USA Video Technology Corp. brought a suit in the U.S. District Court of the Eastern District of Texas against Time Warner Cable, Cox, Charter and Comcast (Civil Action 2:06-CV-239) alleging infringement of U.S. Patent No. 5,130.792. One or more of the defendants asked C-COR and other suppliers to participate in the defense under the indemnification provisions of their respective purchase agreements. On December 10, 2007, the District Court granted Defendants’ Summary judgment motion. USA Video has filed notice of appeal.

Acacia Media Technologies Corp. has sued Charter and Time Warner Cable, Inc. for allegedly infringing U.S. Patent Nos. 5,132,992; 5,253,275; 5,550,863; and 6,144,702. Both customers requested C-COR’s, as well as other vendors’, support under the indemnity provisions of the purchase agreements (related to video-on-demand products).

In connection with the Company’s acquisition of C-COR, Inc., the Company on October 31, 2007, was named as the defendant in a suit entitled CIBC World Market Corp. vs. ARRIS Group, Inc., Action No. 603605/2007, in the Supreme Court of the State of New York, New York County. In the suit CIBC asserts that it is entitled to a $4.0 million fee plus expenses (“fee”) at the closing of the proposed acquisition. The Company does not believe that any fee is due to CIBC in connection with this acquisition. The Company’s position is that its June 1, 2005, engagement with CIBC, pursuant to which CIBC asserts its claim, was terminated and that no fee is due under the engagement. Independent of that termination, CIBC was conflicted from representing the Company in the transaction, provided no services to the Company in connection with the transaction, and otherwise is estopped from asserting that it is entitled to a fee. The Company intends to contest the entitlement to a fee asserted by CIBC vigorously.

In 2007, the Company and its recently acquired C-COR subsidiary received correspondence from attorneys for the Adelphia Recovery Trust, that they may have received transfers from Adelphia Cablevision, LLC (“Cablevision”), one of the Adelphia debtors, during the year prior to its filing of a Chapter 11 petition on June 25, 2002, and the Trust intends to assert that the payments made to the Company were fraudulent transfers and may be recovered. C-COR’s prior actions, ARRIS will defend in the same fashion as ARRIS will defend any suit against ARRIS.

In January and February 2008, Verizon Services Corp. filed separate lawsuits in the District Court for the Eastern District of Texas alleging infringement of eight different patents. ARRIS anticipates that it will be asked to indemnify the respective defendants.

It is premature to assess the likelihood of a favorable outcome in any of these matters. In the event of adverse outcomes, the Company and other similarly situated suppliers of DOCSIS compliant products could be required to

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

indemnify its customers, pay royalties, and/or cease using certain technology. Also, an adverse outcome could require a change in the DOCSIS standards to avoid using the patented technology.

Note 20.	Subsequent Events

Payoff of Acquired

At December 31, 2007, $35.0 million of 3.5% senior unsecured convertible notes (“Notes”) due on December 31, 2009, which had been issued by C-COR, were outstanding. On December 14, 2007, the Company gave notice to the Note holders that it was calling all of the Notes and that redemption would occur on January 14, 2008. The Notes were subsequently redeemed on January 14, 2008.

Repurchase of ARRIS Common Stock

On February 19, 2008, ARRIS announced that its Board of Directors has authorized the repurchase of up to $100 million of the Company’s common stock. Shares may be repurchased in the open market or through block purchases at times and prices considered appropriate by the Company. The timing of any purchases and the exact number of shares to be purchased will depend on market conditions.

Auction Rate Securities

At December 31, 2007, ARRIS had $30.3 million invested in auction rate securities, all of which successfully repriced in January 2008. However, on February 26, 2008, an auction rate security of approximately $5.3 million failed to reprice, resulting in the Company continuing to hold this security. This particular security was held as of December 31, 2007 and had successfully repriced in January 2008. As a result of the failed auction, the reset interest rate was increased to above market and the next auction is scheduled for April 1, 2008. The Company may not be able to access these funds until a successful auction occurs. As of February 29, 2008, the Company had $27.1 million invested in auction rate securities. These investments are on deposit with major financial institutions. ARRIS will continue to evaluate the fair value of its investments in auction rate securities for a potential other-than-temporary impairment if a decline in fair value occurs.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Information relating to directors and officers of ARRIS, the Audit Committee of the board of directors and stockholder nominations for directors is set forth under the captions entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Committees of the Board of Directors and Meeting Attendance” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders and is incorporated herein by reference. Certain information concerning the executive officers of the Company is set forth in Part I of this document under the caption entitled “Executive Officers of the Company”.

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

(a (1) Financial Statements

The following Consolidated Financial Statements of ARRIS Group, Inc. and Report of Ernst & Young LLP, Independent Registered Public Accounting Firm are filed as part of this Report.

(a) (2) Financial Statement Schedules

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

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at			Balance at
	Beginning	Charge to		End of
Description	of Period	Expenses(1)	Deductions(2)	Period
	(in thousands)

YEAR ENDED DECEMBER 31, 2007
Reserves and allowance deducted from asset accounts:
Allowance for doubtful accounts	$3,576	$279	$1,029	$2,826
Reserve for obsolete and excess inventory(3)	$13,245	$3,397	$3,794	$12,848
Income tax valuation allowance(4)	$9,393	$19,294	$5,193	$23,494
YEAR ENDED DECEMBER 31, 2006
Reserves and allowance deducted from asset accounts:
Allowance for doubtful accounts	$3,729	$(174)	$(21)	$3,576
Reserve for obsolete and excess inventory(3)	$15,151	$2,880	$4,786	$13,245
Income tax valuation allowance(4)	$87,202	$—	$77,809	$9,393
YEAR ENDED DECEMBER 31, 2005
Reserves and allowance deducted from asset accounts:
Allowance for doubtful accounts	$3,829	$(438)	$(338)	$3,729
Reserve for obsolete and excess inventory(3)	$18,832	$4,902	$8,583	$15,151
Income tax valuation allowance(4)	$101,933	$—	$14,731	$87,202

(1)	In the year ended December 31, 2007, the charge to expense primarily represents an adjustment to goodwill for the acquired valuation allowances from C-COR.

(2)	Represents: a) Uncollectible accounts written off, net of recoveries and write-offs, b) Net change in the sales return and allowance account, and c) Disposal of obsolete and excess inventory, and d) Release and correction of valuation allowances.

(3)	The reserve for obsolescence and excess inventory is included in inventories.

(4)	The income tax valuation allowance is included in current and noncurrent deferred income tax assets.

(a)	(3) Exhibit List

Each management contract or compensation plan required to be filed as an exhibit is identified by an asterisk (*).

The filings referenced for
incorporation by reference are
ARRIS (formerly known as
Exhibit			Broadband Parent, Inc.) filings
Number		Description of Exhibit	unless otherwise noted

3.1		Amended and Restated Certificate of Incorporation	Registration Statement #333- 61524, Exhibit 3.1.
3.2		Certificate of Amendment to Amended and Restated Certificate of Incorporation	August 3, 2001 Form 8-A, Exhibit 3.2.
3.3		By-laws	Registration Statement #333- 61524, Exhibit 3.2, filed by Broadband Parent Corporation
4.1		Form of Certificate for Common Stock	Registration Statement #333- 61524, Exhibit 4.1.
4.2		Rights Agreement dated October 3, 2002	October 3, 2002 Form 8-K Exhibit 4.1
4.3		Indenture dated November 13, 2006	November 16, 2006 Form 8-K, Exhibit 4.5.
4.4		Agreement and Plan of Merger with C-COR, Inc. dated September 23, 2007	September 23, 2007 Form 8-K, Exhibit 2.1
10	.1(a)*	Amended and Restated Employment Agreement with Robert J. Stanzione, dated August 6, 2001	September 30, 2001 Form 10-Q, Exhibit 10.10(c).
10	.1(b)*	Supplemental Executive Retirement Plan for Robert J. Stanzione, effective August 6, 2001	September 30, 2001 Form 10-Q, Exhibit 10.10(d).
10	.1(c)*	Amendment to Employment Agreement with Robert J. Stanzione, dated December 8, 2006	December 12, 2006 Form 8-K, Exhibit 10.7.
10	.2*	Amended and Restated Employment Agreement with Lawrence A. Margolis, dated April 29, 1999	June 30, 1999 Form 10-Q, Exhibit 10.33, filed by ANTEC Corporation.
10	.1(c)*	Amendment to Employment Agreement with Lawrence A. Margolis, dated December 8, 2006	December 12, 2006 Form 8-K, Exhibit 10.6.
10	.3*	2001 Stock Incentive Plan	July 2, 2001 Appendix III of Proxy Statement filed as part of, Registration Statement #333-61524, filed by Broadband Parent Corporation.
10	.4*	Management Incentive Plan	July 2, 2001 Appendix IV of Proxy Statement filed as part of Registration Statement #333-61524, filed by Broadband Parent Corporation.
10.5		Solectron Manufacturing Agreement and Addendum	December 31, 2001 Form 10-K, Exhibit 10.15.

The filings referenced for
incorporation by reference are
ARRIS (formerly known as
Exhibit			Broadband Parent, Inc.) filings
Number		Description of Exhibit	unless otherwise noted

10.6		Mitsumi Agreement	December 31, 2001 Form 10-K, Exhibit 10.16.
10	.7*	Form of Employment Agreement with Ronald M. Coppock, dated December 8, 2006	December 12, 2006 Form 8-K, Exhibit 10.1.
10	.8*	Employment Agreement with James D. Lakin dated December 8, 2006	December 12, 2006 Form 8-K, Exhibit 10.2.
10	.9*	Employment Agreement with David B. Potts dated December 8, 2006	December 12, 2006 Form 8-K, Exhibit 10.4.
10	.10*	Employment Agreement with Bryant K. Isaacs, dated December 8, 2006	December 12, 2006 Form 8-K, Exhibit 10.3.
10	.10*	Employment Agreement with Robert Puccini, dated December 8, 2006	December 12, 2006 Form 8-K, Exhibit 10.5.
10	.11*	2004 Stock Incentive Plan	Appendix B of Proxy Statement filed on April 20, 2004
10	.12*	Employment Agreement with David B. Potts dated December 8, 2006	December 12, 2006 Form 8-K, Exhibit 10.4.
10	.13*	Form of Stock Options Grant under 2001 and 2004 Stock Incentive Plans	March 31, 2005 Form 10-Q, Exhibit 10.20.
10	.14*	Form of Restricted Stock Grant under 2001 and 2004 Stock Incentive Plans	March 31, 2005 Form 10-Q, Exhibit 10.21.
10	.15*	2007 Stock Incentive Plan	June 30, 2007, Form 10-Q Exhibit 10.15
10	.16*	Form of Incentive Stock Option Agreement	September 30, 2007, Form 10-Q Exhibit 10.1
10	.17*	Form of Nonqualified Stock Option Agreement	September 30, 2007, Form 10-Q Exhibit 10.2
10	.18*	Form of Restricted Stock Award Agreement	September 30, 2007, Form 10-Q Exhibit 10.3
21		Subsidiaries of the Registrant	Filed herewith.
23		Consent of Ernst & Young LLP	Filed herewith.
24		Powers of Attorney	Filed herewith.
31.1		Section 302 Certification of the Chief Executive Officer	Filed herewith.
31.2		Section 302 Certification of the Chief Financial Officer	Filed herewith.
32.1		Section 906 Certification of the Chief Executive Officer	Filed herewith.
32.2		Section 906 Certification of the Chief Financial Officer	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARRIS GROUP, INC.

/s/  David B. Potts
David B. Potts
Executive Vice President,
Chief Financial Officer and
Chief Accounting Officer

Dated: February 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ R J Stanzione Robert J. Stanzione		Chief Executive Officer and Chairman of the Board of Directors	February 29, 2008

/s/ David B. Potts David B. Potts		Executive Vice President, Chief Financial Officer and Chief Accounting Officer	February 29, 2008

/s/ Alex B. Best* Alex B. Best		Director	February 29, 2008

Harry L. Bosco		Director

/s/ John A. Craig* John Anderson Craig		Director	February 29, 2008

Matthew B. Kearney		Director

/s/ William H. Lambert* William H. Lambert		Director	February 29, 2008

/s/ John Petty* John R. Petty		Director	February 29, 2008

/s/ David A. Woodle David A. Woodle		Director	February 29, 2008

*By:	/s/ Lawrence A. Margolis Lawrence A. Margolis (as attorney in fact for each person indicated)