Form 10-Q
period 2008-03-31
ARRIS GROUP INC
filed 2008-05-09
CIK 1141107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
For the quarter ended March 31, 2008
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
As of April 30, 2008, 122,571,371 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

ARRIS GROUP, INC.
FORM 10-Q
For the Three Months Ended March 31, 2008

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
ARRIS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$243,515	$323,797
Short-term investments, at fair value	49,513	68,011

Total cash, cash equivalents and short-term investments	293,028	391,808
Restricted cash	7,186	6,977
Accounts receivable (net of allowances for doubtful accounts of $3,124 in 2008 and $2,826 in 2007)	159,881	166,953
Other receivables	6,074	4,330
Inventories	125,105	131,792
Prepaids	5,680	5,856
Current deferred income tax assets	47,051	44,939
Other current assets	8,209	4,841

Total current assets	652,214	757,496
Property, plant and equipment (net of accumulated depreciation of $88,615 in 2008 and $83,644 in 2007)	60,747	59,156
Goodwill	453,454	455,352
Intangible assets (net of accumulated amortization of $122,421 in 2008 and $109,167 in 2007)	257,029	269,893
Investments, at fair value	10,200	6,412
Noncurrent deferred income tax assets	3,688	3,459
Other assets	12,624	10,181

	$1,449,956	$1,561,949

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60,490	$58,852
Accrued compensation, benefits and related taxes	14,397	26,177
Accrued warranty	13,365	14,370
Deferred revenue	19,901	8,474
Current portion of long-term debt	310	35,305
Other accrued liabilities	27,980	42,121

Total current liabilities	136,443	185,299
Long-term debt, net of current portion	276,686	276,765
Accrued pension	10,905	10,455
Noncurrent income taxes payable	6,487	6,322
Noncurrent deferred income tax liabilities	47,090	45,255
Other long-term liabilities	14,258	12,086

Total liabilities	491,869	536,182
Stockholders’ equity:
Preferred stock, par value $1.00 per share, 5.0 million shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share, 320.0 million shares authorized; 122.4 million and 132.4 million shares issued and outstanding in 2008 and 2007, respectively	1,357	1,356
Capital in excess of par value	1,095,716	1,093,498
Treasury stock at cost, 13 million shares in 2008 and 51 thousand shares in 2007	(76,007)	(572)
Accumulated deficit	(59,588)	(64,993)
Unrealized gain on marketable securities	151	20
Unfunded pension losses	(3,358)	(3,358)
Cumulative translation adjustments	(184)	(184)

Total stockholders’ equity	958,087	1,025,767

	$1,449,956	$1,561,949

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data and percentages)

	Three Months Ended
	March 31,
	2008	2007
Net sales	$273,506	$235,253
Cost of sales	188,258	166,506

Gross margin	85,248	68,747
Gross margin %	31.2%	29.2%
Operating expenses:
Selling, general, and administrative expenses	36,982	24,175
Research and development expenses	28,122	18,096
Restructuring and impairment charges	405	421
Amortization of intangible assets	13,254	58

Total operating expenses	78,763	42,750

Operating income	6,485	25,997
Other expense (income):
Interest expense	1,504	1,668
Loss on investments	2	19
Loss (gain) on foreign currency	(990)	322
Interest income	(2,685)	(6,483)
Gain related to terminated acquisition, net of expenses	—	(22,835)
Other expense (income), net	(36)	65

Income from continuing operations before income taxes	8,690	53,241
Income tax expense	3,285	15,597

Net income	$5,405	$37,644

Net income per common share:
Basic	$0.04	$0.35

Diluted	$0.04	$0.34

Weighted average common shares:
Basic	130,763	108,467

Diluted	131,981	110,988

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2008	2007
Operating activities:
Net income	$5,405	$37,644
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4,963	2,497
Amortization of intangibles	13,254	58
Stock compensation expense	2,551	2,656
Deferred income tax provision (benefit)	(506)	4,702
Amortization of deferred finance fees	279	279
Provision for doubtful accounts	205	371
Gain related to previously written off receivables	—	(377)
Loss on investments	2	19
Gain related to terminated acquisition, net of expenses	—	(22,835)
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	7,502	(10,823)
Other receivables	(1,744)	(7,332)
Inventory	7,501	16,040
Income taxes payable	81	1,293
Accounts payable and accrued liabilities	(10,294)	(24,842)
Excess tax benefits from stock-based compensation plans	—	(4,855)
Prepaids and other, net	1,316	1,470

Net cash provided by (used in) operating activities	30,515	(4,035)

Investing activities:
Purchases of property, plant and equipment	(6,429)	(2,287)
Cash paid for acquisition, net of cash acquired	(4,192)	—
Cash proceeds from sale of property, plant & equipment	224	—
Cash received related to terminated acquisition, net of expenses paid	—	10,881
Cash paid for hedge related to terminated acquisition	—	(26,469)
Cash proceeds from hedge related to terminated acquisition	—	38,750
Purchases of short-term investments	(16,887)	(128,135)
Disposals of short-term investments	30,500	81,100

Net cash provided by (used in) investing activities	3,216	(26,160)

Financing activities:
Payment of debt and capital lease obligations	(35,097)	—
Repurchase of common stock	(75,960)	—
Excess tax benefits from stock-based compensation plans	—	4,855
Employer repurchase of shares to satisfy minimum tax withholdings	(239)	—
Fees and proceeds from issuance of common stock, net	(2,717)	5,039

Net cash provided by (used in) financing activities	(114,013)	9,894
Net decrease in cash and cash equivalents	(80,282)	(20,301)
Cash and cash equivalents at beginning of period	323,797	461,618

Cash and cash equivalents at end of period	$243,515	$441,317

Noncash investing and financing activities:

	Three Months Ended
	March 31,
	2008	2007
Net tangible assets acquired, excluding cash	5,700	—
Intangible assets acquired, including goodwill	(1,508)	—
Prior investment in acquired company	—	—
Equity issued for acquisition, including fair value of assumed stock options	—	—

Cash paid for acquisition, net of cash acquired	4,192	—

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Organization and Basis of Presentation
ARRIS Group, Inc. (together with its consolidated subsidiaries, except as the context otherwise indicates, “ARRIS” or the “Company”), is an international communications technology company, headquartered in Suwanee, Georgia. ARRIS operates in three business segments, Broadband Communications Systems, Access, Transport and Supplies, and Media & Communications Systems, specializing in integrated broadband network solutions that include products, systems and software for content and operations management (including video on demand, or VOD), and professional services. ARRIS is a leading developer, manufacturer and supplier of telephony, data, video, construction, rebuild and maintenance equipment for the broadband communications industry. In addition, ARRIS is a leading supplier of infrastructure products used by cable system operators to build-out and maintain hybrid fiber-coaxial (“HFC”) networks. The Company provides its customers with products and services that enable reliable, high-speed, two-way broadband transmission of video, telephony, and data.
The consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements for the periods shown. Additionally, certain prior period amounts have been reclassified to conform to the 2008 financial statement presentation. Interim results of operations are not necessarily indicative of results to be expected from a twelve-month period. These financial statements should be read in conjunction with the Company’s most recently audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the United States Securities and Exchange Commission (“SEC”).
Note 2. Impact of Recently Issued Accounting Standards
In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 is effective for our Company as of January 1, 2009. SFAS No. 161 amends SFAS No. 133 to change the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Based on the Company’s initial analysis, SFAS No. 161 will not have a material effect on its consolidated financial statements.
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. Effective for the fiscal year ending 2006, the Company was required to fully recognize the funded status of its defined benefit plans and provide required disclosures. Effective for the fiscal year ending 2008, the Company will be required to measure each plan’s assets and liabilities as of the end of the fiscal year instead of the Company’s current measurement date of September 30. Based on the initial analysis, the Company estimates that the impact of changing the measurement date for plan assets and liabilities from September 30 to December 31 will be a one-time addition to annual net periodic expense of approximately $0.4 million for 2008 which will be charged directly to retained earnings in the fourth quarter of 2008.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 was effective for the Company on January 1, 2008. However, in February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 — Effective Date of FASB Statement No. 157), which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 for ARRIS’ financial assets and liabilities did not have a material impact on its consolidated financial statements. The Company is currently evaluating the impact that the adoption of SFAS No. 157 for ARRIS’ non-financial assets and liabilities will have on its consolidated financial statements.

As defined in SFAS No. 157, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:
Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.
The majority of the Company’s cash and investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy as they are valued using quoted market prices, market prices for similar securities, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets, include the Company’s money market funds. Such instruments are generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on other observable inputs include the Company’s U.S. government agency notes, corporate bonds and commercial paper. Such instruments are classified within Level 2 of the fair value hierarchy. See Note 3 for further information on the Company’s investments and fair value measurements.
Proposed Accounting Standards
In July 2007, the FASB approved issuance for comment of a proposed FASB Staff Position (“Proposed FSP”) addressing convertible instruments that may be settled in cash upon conversion (including partial cash settlement). This would address instruments commonly referred as Instrument C from EITF Issue No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion.” Those instruments essentially require the issuer to settle the principal amount in cash and the conversion spread in cash or net shares at the issuer’s option. Based on decisions made by the FASB in the first quarter of 2008 after considering comment letters that it had received on the Proposed FSP, the FASB is expected to issue final guidance under the Proposed FSP in 2008; this guidance is expected to be effective for fiscal periods beginning after December 15, 2008, not to permit early application and to be applied retrospectively to all periods presented (retroactive restatement) pursuant to the guidance in FASB Statement No. 154, “Accounting Changes and Error Corrections.” We have not yet fully evaluated and computed the effects of the Proposed FSP on our net income and net income per common share. Based on our initial review, however, this Proposed FSP would change the accounting treatment of our outstanding 2% convertible senior notes due 2026 and would (1) shift a material portion of our 2% convertible senior notes due 2026 balances to additional paid-in capital on our consolidated balance sheets, (2) create a discount on the 2% convertible senior notes due 2026 that would be amortized as materially higher interest expense over the life of the 2% convertible senior notes due 2026, (3) cause us to show materially lower net income on our consolidated statements of operations, and (4) reduce our basic and diluted net income per common share as disclosed on our consolidated statements of operations.
Note 3. Investments
Investments classified as available for sales securities as of March 31, 2008 and December 31, 2007 consisted of the following (in thousands):

	Fair Value
	As of March 31,	As of December 31,
	2008	2007
	(unaudited)
Commercial paper	$3,982	$11,833
Auction rate securities	22,145	30,270
Certificates of deposit	7,310	9,807

	Fair Value
	As of March 31,	As of December 31,
	2008	2007
	(unaudited)
U.S. Government agency bonds	9,588	9,574
International Government agency bonds	12	—
Corporate obligations	3,479	3,447
Asset-backed securities	2,995	2,974
Equity securities	2	106

Total classified as current assets	$49,513	$68,011

Cash surrender value of company owned life insurance	$2,977	$3,075
Auction rate securities	5,000	—
Mutual funds	2,185	3,230
Money market funds	2	70
Corporate obligations	36	37

Total classified as non-current assets	$10,200	$6,412

Total	$59,713	$74,423

The unrealized gains and losses at March 31, 2008 and 2007 were not material.
At March 31, 2008 ARRIS had $27.1 million invested in auction rate securities. In April 2008, the Company successfully liquidated, at par, $22.1 million of the auction rate securities. However, on April 18, 2008, an auction rate security of approximately $5.0 million failed to reprice for the second time, resulting in ARRIS continuing to hold this security. This particular security was held as of March 31, 2008 as a long term investment. As a result of the unsuccessful auction, the reset interest rate was increased to above market and the next auction is scheduled for May 23, 2008. The Company may not be able to liquidate this security until a successful auction occurs. This security is a single student loan issue rated AAA and is guaranteed by the federal government. As a result, the Company concluded that the value of this investment is not impaired at this time. ARRIS will continue to evaluate the fair value of its investments in auction rate securities for a potential other-than-temporary impairment if a decline in fair value occurs. As of March 31, 2008, there were no active markets for this auction rate security or comparable securities due to current market conditions. Therefore, until such a market becomes active, the auction rate security is classified as Level 3 within the fair value hierarchy.
Fair Value Measurement
The following table presents the Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 (in thousands):

	March 31, 2008
	(unaudited)
	Level 1	Level 2	Level 3	Total
Commercial paper	$3,982	$—	$—	$3,982
Certificates of deposit	—	7,310	—	7,310
U.S. government agency bonds	9,588	—	—	9,588
International government agency bonds	12	—	—	12
Corporate obligations	—	3,515	—	3,515
Asset-backed securities	—	2,995	—	2,995
Equity securities	2	—	—	2
Auction rate securities	—	22,145	5,000	27,145
Cash surrender value of company owned life insurance	—	2,977	—	2,977
Mutual funds	2,185	—	—	2,185
Money market funds	2	—	—	2

Total	$15,771	$38,942	$5,000	$59,713

The Company periodically reviews its investment securities classified as available-for-sale for potential impairment and records impairment in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. This includes a review of the fair value of each investment security in relation to its book value, the current grade of the security, and other significant events. Based on management’s review, no investment securities were determined to be other than temporarily impaired and, as a result, no impairment charges were recorded in the quarters ended March 31, 2008 and 2007.
Note 4. Pension Benefits
Components of Net Periodic Pension Cost

	Three Months Ended March 31,
	2008	2007
	(in thousands)
	(unaudited)
Service cost	$190	$140
Interest cost	470	412
Expected return on plan assets	(355)	(319)
Amortization of prior service cost	119	119
Amortization of net loss	—	25

Net periodic pension cost	$424	$377

Employer Contributions
No minimum funding contributions are required in 2008 under the Company’s defined benefit plan. However, the Company made voluntary contributions to the plan of approximately $29 thousand and $19 thousand for the three month periods ended March 31, 2008 and 2007, respectively.
Note 5. Guarantees
Warranty
ARRIS provides warranties of various lengths to customers based on the specific product and the terms of individual agreements. The Company provides for the estimated cost of product warranties based on historical trends, the embedded base of product in the field, failure rates, and repair costs at the time revenue is recognized. Expenses related to product defects and unusual product warranty problems are recorded in the period that the problem is identified. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers, the estimated warranty obligation could be affected by changes in ongoing product failure rates, material usage and service delivery costs incurred in correcting a product failure, as well as specific product failures outside of ARRIS’ baseline experience. If actual product failure rates, material usage or service delivery costs differ from estimates, revisions (which could be material) would be recorded to the warranty liability. ARRIS evaluates its warranty obligations on an individual product basis.
The Company offers extended warranties and support service agreements on certain products. Revenue from these agreements is deferred at the time of the sale and recognized on a straight-line basis over the contract period. Costs of services performed under these types of contracts are charged to expense as incurred, which approximates the timing of the revenue stream.
Information regarding the changes in ARRIS’ aggregate product warranty liabilities for the three months ended March 31, 2008 was as follows (in thousands):

Balance at December 31, 2007	$14,370
Accruals related to warranties (including changes in estimates)	1,628
Settlements made (in cash or in kind)	(2,633)

Balance at March 31, 2008 (unaudited)	$13,365

Note 6. Business Acquisitions
Acquisition of C-COR Incorporated
On December 14, 2007, ARRIS completed its acquisition of 100% of the outstanding shares of C-COR Incorporated (“C-COR”). Pursuant to the Agreement and Plan of Merger, each issued and outstanding share of C-COR common stock, other than shares held in treasury or by ARRIS, was converted into the right to receive either (i) $13.75 in cash or (ii) 1.0245 shares of ARRIS common stock and $0.688 in cash. ARRIS paid approximately $366 million in cash and issued 25.1 million shares of common stock valued at $281 million in the merger. In addition, all outstanding options to acquire shares of C-COR common stock were converted into options to acquire shares of ARRIS common stock and the number of shares underlying such options and the exercise price thereof were adjusted accordingly. The vesting of the outstanding C-COR options was accelerated as a result of the merger.
Presented below is unaudited supplemental pro forma information for the Company and C-COR to give effect to the transaction. This summary unaudited information is derived from the historical financial statements of the Company and C-COR. This information assumes the transactions were consummated at the beginning of the applicable period. This information is presented for illustrative purposes only and does not purport to represent what the financial position or results of operations of the Company and C-COR or the combined entity would actually have been had the transactions occurred at the applicable date, or to project the Company’s, C-COR’s, or the combined entity’s results of operations for any future period or date. Pro forma results are not presented for the first quarter of 2008 as the actual results of C-COR are included in the Company’s operations from January 1, 2008 to March 31, 2008.
Supplemental Pro Forma Information
(in millions, except per share data)

Three Months Ended March 31, 2007
(unaudited)
Net sales	$308.3

Net income from continuing operations	$32.6

Income from continuing operations per common share:
Basic	$0.24

Diluted	$0.23

Preliminary Purchase Price Allocation
The following is a summary of the total preliminary purchase price of the transaction and allocation of the preliminary purchase price (in millions) (unaudited):

Total purchase consideration — cash and equity	$646.6
Prior investment in acquired company	6.0
Fair value of assumed stock options	22.8
Acquisition-related transaction costs	5.5

Total preliminary purchase price	$680.9

Net tangible assets	$99.6
Identifiable intangible assets:
Acquired technology	38.8
Order backlog	7.9
Customer relationships	220.5
Non-compete agreements	5.1
Acquired in-process research and development	6.1
Goodwill	302.9

Allocation of preliminary purchase price	$680.9

Fair Value of Assets and Liabilities
Under the purchase method of accounting, the purchase price, as shown in the table above, is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The purchase price was allocated using the information currently available, and ARRIS may adjust the purchase price allocation after obtaining more information regarding, among other things, asset valuations, liabilities assumed, and revisions of estimates. The purchase price allocation will be finalized within one year of the acquisition date, or by December 14, 2008. The excess of the total purchase price over the net of the amounts assigned to tangible and identifiable intangible assets acquired and liabilities assumed is recognized as goodwill.

Note 7. Restructuring and Impairment Charges
During the first quarter of 2004, ARRIS consolidated two facilities in Georgia, giving the Company the ability to house many of its core technology, marketing, and corporate headquarters functions in a single building. This consolidation resulted in a restructuring charge of approximately $6.2 million in 2004 related to lease commitments and the write-off of leasehold improvements and other fixed assets. As of March 31, 2008, approximately $1.9 million related to the lease commitments remained in the restructuring accrual to be paid. ARRIS expects the remaining payments to be made by the second quarter of 2009, which is the end of the lease.

(in thousands)
Balance as of December 31, 2007	$2,121
Q1 2008 payments	(396)
Q1 2008 adjustments to accrual	159

Balance as of March 31, 2008 (unaudited)	$1,884

In the fourth quarter of 2007, the Company initiated a restructuring plan related to its acquisition of C-COR. The plan focuses on the rationalization of personnel, facilities and systems across the entire organization. The restructuring affected approximately 60 employees. The plan also includes contractual obligations related to change of control provisions included in certain C-COR employment contracts. The total estimated cost of this restructuring plan was approximately $8.6 million, of which approximately $0.5 million was recorded as severance expense during the fourth quarter of 2007 and $8.1 million was assumed liabilities related to employee severance and termination benefits which were accounted for as an adjustment to the allocation of the original purchase price for C-COR upon acquisition. As of March 31, 2008, the total liability remaining for this restructuring plan was approximately $1.9 million, the majority of which is expected to be paid in 2008.

(in thousands)
Balance as of December 31, 2007	$8,622
Q1 2008 payments	(6,663)
Q1 2008 adjustments to accrual	(44)

Balance as of March 31, 2008 (unaudited)	$1,915

Additionally, ARRIS acquired remaining restructuring accruals of approximately $0.7 million representing C-COR contractual obligations that related to excess leased facilities. As of March 31, 2008, the total liability remaining for this restructuring plan was approximately $0.6 million. These payments will be paid over their remaining lease terms through 2014, unless terminated earlier.

(in thousands)
Balance as of December 31, 2007	$642
Q1 2008 payments	(32)

Balance as of March 31, 2008 (unaudited)	$610

Note 8. Inventories
The components of inventory were as follows, net of reserves (in thousands):

	March 31,	December 31,
	2008	2007
	(unaudited)
Raw material	$20,010	$20,004
Work in process	1,720	2,533
Finished goods	103,375	109,255

Total net inventories	$125,105	$131,792

Note 9. Property, Plant and Equipment
Property, plant and equipment, at cost, consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007
	(unaudited)
Land	$2,612	$2,612
Building and leasehold improvements	19,531	19,432
Machinery and equipment	127,219	120,756

	149,362	142,800
Less: Accumulated depreciation	(88,615)	(83,644)

Total property, plant and equipment, net	$60,747	$59,156

Note 10. Long-Term Obligations
Debt, capital lease obligations and other long-term liabilities consist of the following (in thousands):

	March 31,	December 31,
	2008	2007
	(unaudited)
2.00% convertible senior notes due 2026	$276,000	$276,000
2.00% Pennsylvania Industrial Development Authority debt, net of current portion	234	271
9.26% equipment financing obligations, net of current portion	452	494
Other long-term liabilities	14,258	12,086

Total long term debt and other long-term liabilities	$290,944	$288,851

On November 6, 2006, the Company issued $276.0 million of 2% convertible senior notes due 2026. The notes are convertible, at the option of the holder, based on an initial conversion rate, subject to adjustment, of 62.1504 shares per $1,000 base amount (which represents an initial conversion price of approximately $16.09 per share of our common stock), into cash up to the principal amount and, if applicable, shares of the Company’s common stock, cash or a combination thereof. The notes may be converted during any calendar quarter in which the closing price of ARRIS’ common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect at that time (which, based on the current conversion price would be $19.31) and upon the occurrence of certain other events. Upon conversion, the holder will receive the principal amount in cash and an additional payment, in either cash or stock at the option of the Company. The additional payment will be based on a formula which calculates the difference between the initial conversion rate ($16.09) and the market price at the date of the conversion. As of May 9, 2008, the notes could not be converted by the holders thereof. Interest is payable on May 15 and November 15 of each year. The Company may redeem the notes at any time on or after November 15, 2013, subject to certain conditions. As of March 31, 2008 and December 31, 2007, there were $276.0 million of the notes outstanding. Additionally, we paid approximately $7.8 million of finance fees related to the issuance of the notes. These costs are being amortized over seven years. The remaining balance of unamortized financing costs from these notes as of March 31, 2008, and 2007 was $6.3 million, and $7.4 million, respectively.
In conjunction with the acquisition of C-COR, the Company assumed certain debt obligations, including unsecured convertible notes (“Notes”) and financing related to equipment purchases and property expansion. On December 14, 2007, the Company gave notice to the Note holders that it was calling all of the Notes and that redemption would occur on January 14, 2008. The Notes were subsequently redeemed on January 14, 2008. As of December 31, 2007, the Notes were included in current liabilities on the Consolidated Balance Sheet.
As of March 31, 2008, the Company had approximately $14.3 million of other long-term liabilities, which included $7.2 million related to its deferred compensation obligations, $4.2 million related to long-term deferred revenue, $1.6 million related to landlord funded leasehold improvements, and $1.3 million related to other long-term liabilities. As of December 31, 2007, the Company had approximately $12.1 million of other long-term liabilities, which included $9.0 million related to its deferred compensation obligations, $1.7 million related to landlord funded leasehold improvements, and $1.4 million related to other long-term liabilities.
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
Note 11. Comprehensive Income
Total comprehensive income represents the net change in stockholders’ equity during a period from sources other than transactions with stockholders. For ARRIS, the components of total comprehensive income include the unrealized gain on marketable securities, unrealized gain on derivative instruments qualifying for hedge accounting, and foreign currency translation adjustments. The components of comprehensive income for the three months ended March 31, 2008 and 2007 are as follows (in thousands):

	Three Months Ended March 31,
	(unaudited)
	2008	2007
Net income	$5,405	$37,644
Changes in the following equity accounts:
Unrealized gain on marketable securities	131	48
Unrealized gain on derivative instruments	—	551

Comprehensive income	$5,536	$38,243

Note 12. Segment Information
The “management approach” required under SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, has been followed in order to present our segment information. This approach is based upon the way the management of the Company organizes segments within an enterprise for making operating decisions and assessing performance. Financial information is reported on the basis that it is used internally by the chief operating decision maker for evaluating segment performance and deciding how to allocate resources to segments.
Prior to fiscal year 2007, the Company reported its results of operations as one operating segment. In connection with the acquisition of C-COR on December 14, 2007, the Company realigned its organizational structure for the new combined business. Under the new organizational structure, the Company manages its business under three segments: Broadband Communications Systems (“BCS”), Access, Transport & Supplies (“ATS”), and Media & Communications Systems (“MCS”). A detailed description of each segment is contained in our December 31, 2007 Form 10-K under Item 1 in “Our Principal Products.”
The Broadband Communications Systems segment’s product solutions include Headend and Subscriber Premises equipment that enable cable operators to provide Voice over IP, Video over IP and high-speed data services to residential and business subscribers.
The Access, Transport & Supplies segment’s product lines cover all components of a hybrid fiber coax network, including managed and scalable headend and hub equipment, optical nodes, radio frequency products, transport products and supplies.
The Media & Communications Systems segment provides content and operations management systems, including products for Video on Demand, Ad Insertion, Digital Advertising, Service Assurance, Service Fulfillment and Mobile Workforce Management.

The table below presents information about the Company’s reporting segments for the three months ended March 31, 2008 and 2007 (in thousands) (unaudited):

	BCS	ATS	MCS	Total
Quarter Ended March 31, 2008
Net sales	$189,637	$72,894	$10,975	$273,506
Gross margin	57,991	21,876	5,381	85,248
Amortization of intangible assets	—	6,852	6,402	13,254

Quarter Ended March 31, 2007
Net sales	$199,000	$36,006	$247	$235,253
Gross margin	62,451	6,426	(130)	68,747
Amortization of intangible assets	—	—	58	58
The Company’s net intangible assets and goodwill by reportable segment as of March 31, 2008 has not materially changed from December 31, 2007.
The Company’s three largest customers (including their affiliates, as applicable) are Charter, Comcast and Time Warner Cable. Over the past year, certain customers’ beneficial ownership may have changed as a result of mergers and acquisitions. Therefore, the revenue for ARRIS’ customers for prior periods has been adjusted to include the affiliates under common control. A summary of sales to these customers for the three month periods ended March 31, 2008 and 2007 are set forth below (in thousands):

	Three Months Ended
	March 31,
	(unaudited)
	2008	2007
Charter	$29,018	$16,676
% of sales	10.6%	7.1%

Comcast	$34,224	$82,514
% of sales	12.5%	35.1%

Time Warner Cable	$70,961	$22,380
% of sales	25.9%	9.5%
No other customer provided more than 10% of total sales for the three month periods ended March 31, 2008 or 2007.
ARRIS sells its products primarily in United States. The Company’s international revenue is generated from Asia Pacific, Europe, Latin America and Canada. The Asia Pacific market primarily includes China, Hong Kong, Japan, Korea, Singapore and Taiwan. The European market primarily includes Austria, Belgium, France, Germany, the Netherlands, Poland, Portugal, Spain and Switzerland. The Latin American market primarily includes Argentina, Brazil, Chile, and Puerto Rico. Sales to international customers were approximately $84.8 million, or 31.0% of total sales, for the three months ended March 31, 2008. International sales during the same period in 2007 were $60.5 million, or 25.7% of total sales.

Note 13. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the periods indicated (in thousands except per share data):

	Three Months Ended
	March 31,
	(unaudited)
	2008	2007
Basic:
Net income	$5,405	$37,644

Weighted average shares outstanding	130,763	108,467

Basic earnings per share	$0.04	$0.35

Diluted:
Net income	$5,405	$37,644

Weighted average shares outstanding	130,763	108,467
Net effect of dilutive equity awards	1,218	2,521

Total	131,981	110,988

Diluted earnings per share	$0.04	$0.34

Excluded from the dilutive securities described above are employee stock options to acquire approximately 8.1 million shares and 2.1 million shares for the three months ended March 31, 2008 and 2007, respectively. These exclusions were made because they were antidilutive.
Note 14. Income Taxes
In the first quarters of 2008 and 2007, the Company recorded income tax expense of $3.3 million and $15.6 million, respectively. Below is a summary of the components of the tax expense in each period (in millions, except for percentages):

	Three Months Ended March 31,
	2008			2007
	(unaudited)			(unaudited)
		Income			Income
		Tax	Effective	Income	Tax	Effective
	Income Before Tax	Expense	Tax Rate	Before Tax	Expense	Tax Rate
Non-Discrete Items	$8.7	$3.3	37.8%	$30.4	$10.1	33.3%
Discrete Accounting Events	—	—	—	22.8	8.7	38.0%
Discrete Tax Events - Valuation Allowances / FIN 48 Reserves	—	—		—	(3.2)

Total	$8.7	$3.3	37.8%	$53.2	$15.6	29.3%
•	In the first quarter of 2008, income tax expense was recorded at the applicable federal rate and state rates. There were no discrete tax or accounting events during this quarter.

•	In the first quarter of 2007, the Company considered the net gain related to the termination of the TANDBERG Television acquisition to be discrete in nature in accordance with the guidance of APB Opinion 28, Interim Financial Reporting and FIN 18, Accounting for Income Taxes in Interim Periods. As a result, income tax expense was recorded at a discrete rate of 38.0%.

•	The termination fee, less expenses, associated with the terminated TANDBERG Television acquisition was considered capital in nature. As a result, the Company reversed a net of $4.0 million of valuation allowances associated with deferred tax assets related to net capital loss carryforwards. Prior to the capital gain created by the terminated acquisition, the Company considered it more-likely-than-not that capital loss carryforwards would not be realizable. Additionally, we recorded an additional $0.8 million of discrete income tax expense related to the TANDBERG transaction.
The Company anticipates that the effective tax rate for full year 2008 will be approximately 35%. Achieving this rate is dependent upon Congress enacting legislation, applied retroactively, related to the continuation of credits for Qualified Research Expenditures. If such legislation is not passed or is not retroactively applied, the Company believes the effective tax rate will be approximately 38%.
Note 15. Termination of Proposed Acquisition
In January 2007, ARRIS announced its intention to purchase the shares of TANDBERG Television for approximately $1.2 billion. In February 2007, another party announced its intent to make a competing all cash offer for all of TANDBERG Television’s outstanding shares at a higher price than ARRIS’ offer. Ultimately, the board of directors of TANDBERG Television recommended to their shareholders that they accept the other party’s bid, and our bid lapsed without being accepted.

As part of the agreement with TANDBERG, ARRIS received a break-up fee of $18.0 million. In conjunction with the proposed transaction, the Company incurred expenses of approximately $7.5 million. ARRIS also realized a gain of approximately $12.3 million on the sale of foreign exchange contracts the Company purchased to hedge the transaction purchase price.
Note 16. Contingencies
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
The three previously reported Hybrid Patents, Inc. cases have been settled. ARRIS’ settlement costs were included in operating expenses for the quarter ended March 31, 2008.
Commencing in 2005, Rembrandt Technologies, LP filed a series of lawsuits against Charter Communications, Inc, Time Warner Cable, Inc., Comcast Corporation and others alleging patent infringement related to the cable systems operators’ use of data transmission, video, cable modem, voice-over-internet, and other technologies and applications. Although ARRIS is not a defendant in any of these lawsuits, its customers are, and its customers either have requested indemnification from, or may request indemnification or cooperation with the defense costs from, ARRIS and the other manufacturers of the equipment that is alleged to infringe. ARRIS is party to a joint defense agreement with respect to one of the lawsuits and has various understandings with the defendants in the remaining lawsuits with respect to cost sharing. In June 2007, the Judicial Panel of multi district litigation issued an order centralizing the litigation for administrative purposes in the District Court for Delaware. In November 2007 ARRIS, Cisco, Motorola and other suppliers filed a declaratory judgment action in the District Court of Delaware seeking to have the court declare the patents invalid and not infringed. It is premature to assess the likelihood of a favorable outcome. In the event of an adverse outcome, ARRIS could be required to indemnify its customers, pay royalties, and/or cease using certain technology. Also, an adverse outcome may require a change in the DOCSIS® standards to avoid using the patented technology.
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
In connection with the Company’s acquisition of C-COR, Inc., the Company on October 31, 2007, was named as the defendant in a suit entitled CIBC World Market Corp. vs. ARRIS Group, Inc., Action No. 603605/2007, in the Supreme Court of the State of New York, New York County. In the suit, CIBC asserts that it is entitled to a $4.0 million fee plus expenses (“fee”) at the closing of the proposed acquisition. The Company does not believe that any fee is due to CIBC in connection with this acquisition. The Company’s position is that its June 1, 2005, engagement with CIBC, pursuant to which CIBC asserts its claim, was terminated and that no fee is due under the engagement. Independent of that termination, CIBC was conflicted from representing the Company in the transaction, provided no services to the Company in connection with the transaction, and otherwise is estopped from asserting that it is entitled to a fee. The Company intends to contest the entitlement to a fee asserted by CIBC vigorously.
In 2007, the Company received correspondence from attorneys for the Adelphia Recovery Trust (“Trust”), that the Company may have received transfers from Adelphia Cablevision, LLC (“Cablevision”), one of the Adelphia

debtors, during the year prior to its filing of a Chapter 11 petition on June 25, 2002 (the “Petition Date”). The correspondence further asserts that information obtained during the course of the Adelphia Chapter 11 proceedings indicates that Cablevision was insolvent during the year prior to the Petition Date, and, accordingly, the Trust intends to assert that the payments made to the Company were fraudulent transfers under section 548 (a) of the Bankruptcy Code that may be recovered for the benefit of Cablevision’s bankruptcy estate pursuant to section 550 of the Bankruptcy Code. Prior to its acquisition by ARRIS, C-COR received a similar correspondence making the same claims. The Company understands that similar letters were received by other Adelphia suppliers and the Company may seek to enter into a joint defense agreement to share legal expenses if a suit is commenced. To date, no suit has been commenced by the Trust. In the event suit is commenced, the Company intends to contest the case vigorously. No estimate can be made of the possible range of loss, if any, associated with a resolution of these assertions.
In January and February 2008, Verizon Services Corp. filed separate lawsuits against the Cox Companies and the Charter companies, in the District Courts for the Eastern District of Virginia and for the Eastern District of Texas, respectively, alleging infringement of eight patents. ARRIS anticipates that it may be asked to indemnify the respective defendants or cooperate with the defense costs. ARRIS, various MSOs and suppliers have begun to consider the cases. It is premature to assess the likelihood of a favorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify the defendants, pay royalties and/or cease utilizing certain technology.
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
V-Tran Media Technologies has filed a number of lawsuits against 21 different parties, including suits against Comcast, Charter, Verizon, Time Warner and numerous smaller MSOs for infringement on two patents related to television broadcast systems for selective transmission. Both patents will expire in June of this year. ARRIS is reviewing the patents and our products and analyzing the extent to which these patents may relate to our products. It is premature to assess the likelihood of a favorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify the defendants, or pay royalties. Given that the patents expire soon, it is unlikely that the case will result in injunctions or ceasing the use of the technology.
In February 2008, Brasfield and 21 other named plaintiffs, all current or former installers or technicians servicing cable TV customers in Memphis, Tennessee, filed a Fair Labor Standards Act suit against Source Broadband and C-COR alleging that the plaintiffs were not properly paid for overtime. Source Broadband purchased C-COR’s installation business in June 2007. Plaintiffs are attempting to certify this case as a class action. ARRIS is contesting the suit.
An unfavorable outcome to any of the above described proceedings could have a material adverse effect on the Company’s business, financial condition and results of operations.

Note 17. Purchases of Common Stock
The following table presents information with respect to purchases of common stock of the Company made during the three months ended March 31, 2008, by the Company or any “affiliated purchaser” of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act of 1934 (unaudited).

			Total Number of	Approximate
	Total	Average	Shares Purchased	Dollar Value of
	Number of	Price	as Part of Publicly	Shares That May
	Shares	Paid per	Announced	Yet Be Purchased
Period	Purchased(1)	Share	Plan(2)	Under the Plan
February 1 - 29, 2008	8,053,883	$5.93	8,053,883
March 1 - 31, 2008	4,948,341	$5.70	4,948,341

Total	13,002,224	$5.84	13,002,224	$24,000,000

(1)	The total number of shares purchased pursuant to the 2008 Plan as described in footnote 2 below.

(2)	On February 19, 2008, ARRIS publicly announced that its Board of Directors had authorized a plan (the “2008 Plan”) for the Company to purchase up to $100 million of the Company’s common stock.
Total shares outstanding as of April 30, 2008 was 122.6 million.

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
Below is a summary of some of our key trends, actions and highlights relative to these strategies:
“Everything IP, Everywhere” is taking hold as MSOs globally have embraced VoIP and are now rapidly deploying this key new service.
•	We have successfully leveraged our existing market position and industry experience to continue to generate robust demand for both EMTA and CMTS products. Further, we have leveraged the market position we acquired as a result of the purchase of C-COR in December 2007 to increase sales of new products, notably Video on Demand, Operations Support Software, Access, and Transport.

•	As expected, sales to Comcast for all products were down significantly in the first quarter. We expect sales to Comcast to increase in future quarters.

•	We experienced increased sales to other customers, notably Time Warner, Charter and certain international customers.

•	We expect strong demand for CMTS products to continue in future periods as new services and competition between our customers and their competitors intensifies the need to provide ever faster download speeds requiring added CMTS capacity and features. In the second half of 2008, a new generation of CMTS products based upon the DOCSIS 3.0 standard is expected to be introduced. It is possible that customers may reduce their short term purchases of DOCSIS 2.0 CMTS products in anticipation of the new product.

•	We introduced our Universal EdgeQAM D5 late in 2007. Our expectation, based on customer input, was that demand for this product would be robust in the first quarter of 2008 driven by Switched Digital Video (SDV) requirements. However, customers, in particular Comcast, have since delayed purchasing decisions. We have expanded our marketing and development efforts to include other applications including Modular CMTS, Broadcast and Video on Demand. We expect that sales of this new product will ramp up through 2008 but at a slower rate than initially expected. Initial margins on this product will be low until cost reductions can be implemented later in 2008

•	We expect demand for EMTAs to remain robust; however, we do not anticipate the growth in aggregate sales we have enjoyed for the past few years. Many of our customers have now passed through the initial launch stage, and are at “steady state” deployment rates and may not continue to incrementally increase the rate of their purchases. While most of our customers have a multi-vendor strategy, we enjoyed 100% market share with many customers well into 2007. In late 2007, several of our customers awarded a portion of their business to our competitors, which we expect will continue. Our ultimate level of sales of EMTAs will be affected by, but not limited to, such factors as the success our customers have marketing IP telephony to their subscribers, and the success our customers have retaining their IP telephony subscribers as well as our ability to limit the impact of the implementation of a multi-vendor strategy by our customers. We also anticipate ongoing competition for EMTAs in the future. The deployment of higher speed data service tiers will require new DOCSIS 3.0 capable EMTAs and modems, providing opportunity for sales of a new generation of CPE devices starting in the second half of 2008.

•	Through our acquisition of C-COR in late 2007 we expanded our portfolio to include several key new products that leverage the IP spending of our customers. The Access and Transport products are expected to benefit from the plant upgrades MSOs will undertake to expand the capacity they will require to offer new services to their subscribers. The operations support system (“OSS”) and On-Demand products also are well positioned to provide value added services and operational improvements to the MSOs.
We continue to invest significantly in research and development.
•	We have made significant investments through our research and development efforts in new products and expansion of our existing products. Our primary focus has been on products and services that will enable MSOs to build and operate high-availability, fault-tolerant networks, which allow them to generate greater revenue by offering high-speed data, IP telephony and digital video. This “success-based” capital expenditure is becoming an increasing portion of the cable operators’ total capital spending. In addition, some MSOs have expressed interest in offering bundled wireless telephony as part of their product offering. This product, known as Fixed Mobile Convergence (FMC), will allow cable subscribers to use mobile phones in their homes, connecting to the MSOs’ VoIP network in the home, and to roam from the home VoIP network to the cellular network outside of the home and back seamlessly. We are developing products to support this new offering. With our late 2007 acquisition of C-COR, our research and development was significantly expanded to include Access and Transport, Video on Demand, Ad Insertion and OSS products. In the first quarter of 2008, we spent approximately $28.1 million on research and development, or 10.2% of revenue, which compares to $18.1 million or 7.7% of revenue in the same period last year. We expect to continue to spend similar or slightly higher amounts on research and development in the future. We anticipate we may modestly increase our development efforts on Video on Demand and OSS products.

•	Key research and development accomplishments in the first quarter 2008 included:
o	Initial lab trials of DOCSIS 3.0 C4 CMTS and TM702 EMTA with lead customers.

o	EMTA and Data Modem submitted to Cablelabs for DOCSIS 3.0 certification.

o	Added support to the D5 Universal EdgeQAM for multiple additional switched digital video (“SDV”) and Video on Demand (“VOD”) network. architectures, as well as development of M-CMTS features.

o	Transition to lower cost 600-series EMTA.

o	Release of CORWave multi-wavelength optics platform which provides increased network capacity over existing infrastructure for residential and business applications.

o	Release of first of its kind, segmentable optical node design specifically for the European market.

o	Release of upgrade kit to allow conversion of existing amplifier deployments to optical nodes in support of ‘fiber deep’ push and targeted service areas.

o	Product enhancements for our Assurance/OSS product line.

o	Product enhancements for our nABLE video backoffice platform.

At the end of the first quarter, we had cash, cash equivalents and short term investments of approximately $293 million. In the quarter we repurchased 13 million shares, and redeemed $35 million of convertible debt.
•	In the first quarter 2008 we announced a share buyback program of up to $100 million. In the quarter we repurchased 13 million shares at an average price of $5.84 per share for an aggregate consideration of approximately $76 million.

•	As anticipated, in the first quarter 2008 we redeemed, at par, $35 million of convertible notes we assumed as part of the C-COR acquisition.

•	We generated $30.5 million of cash from operating activities in the first quarter 2008.

•	Through a combination of our cash resources, anticipated cash generation from operating activities and our ability to access capital markets, we continue to be well positioned to execute on strategic opportunities.
Our income statement reflects several significant items year-over- year
•	As a result of the acquisition of C-COR in late 2007, sales, gross margin and operating expenses significantly increased. Below is a table which compares first quarter 2008 results to ARRIS and C-COR results for the first quarter 2007:
Results for ARRIS and C-COR
(in millions, except gross margin percentages)
(unaudited)

	Three Months Ended March 31,
	ARRIS	ARRIS	C-COR
	2008	2007	2007 (1) (2)

Sales	273.5	235.3	73.0
Gross margin - $	85.2	68.7	32.7
Gross margin - %	31.2%	29.2%	44.8%
SG&A	37.0	24.2	14.9
R&D	28.1	18.1	8.7
Restructuring & impairment	0.4	0.4	0.2
Amortization of intangibles	13.2	—	0.8

Operating income	6.5	26.0	8.1

(1)	See C-COR Form 8-K filed with the Securities and Exchange Commission on 8/27/2007.

(2)	C-COR gross margin and SG&A have been adjusted to conform to ARRIS accounting policies with respect to freight billed to customers.
•	In the first quarter of 2007 we recorded a net gain of $22.8 million related to the termination of the proposed TANDBERG acquisition. We did not experience a similar event in 2008. In the first quarter of 2007 we recorded a tax expense of $15.6 million, which equates to an effective tax rate of 29.3%. Included in the tax expense are discrete items, per the guidance of Accounting Principles Board (“APB”) Opinion 28, Interim Financial Reporting, related to the terminated TANDBERG transaction. The foreign exchange gain, break-up fee and deal expenses were considered discrete items and were recorded at a marginal tax rate of 38.0%. The break-up fee and expenses are considered to be capital in nature versus ordinary income. As a result, we reversed a net $3.2 million of deferred tax valuation allowances as we viewed it as more likely than not that we would be able to utilize the capital gain NOLs to offset the capital gain recorded as a result of the TANDBERG break-up fee net of expenses. In the first quarter of 2008, we recorded a tax expense of $3.3 million which equates to an effective tax rate of 37.8%. We did not have any discrete items in the first quarter of 2008. We anticipate that our average tax rate for 2008 will be approximately 35%. Achieving this rate is dependent on Congress passing legislation associated with the continuation of Qualified Research Expenditures. If such legislation is not passed or is not retroactively applied, we believe the effective tax rate will be approximately 38%.
Our outstanding share count has increased year over year reflecting several factors:
•	We issued approximately 25 million shares as partial consideration for the purchase of C-COR in 2007.

•	We repurchased approximately 13 million shares as part of our share buyback program in the first quarter of 2008.

Significant Customers
The vast majority of our sales are to cable system operators worldwide. As the U.S. cable industry continued a trend toward consolidation, the six largest MSOs controlled approximately 89.2% of the revenue generating units (“RGUs”) within the U.S. cable market (according to Dataxis in the third quarter 2007), thereby making our sales to those MSOs critical to our success. Our sales are substantially dependent upon a system operator’s selection of ARRIS’ network equipment, demand for increased broadband services by subscribers, and general capital expenditure levels by system operators. Our three largest customers (including their affiliates, as applicable) are Charter, Comcast, and Time Warner Cable. From time-to-time, the affiliates included in our revenues from these customers have changed as a result of mergers and acquisitions. Therefore, the revenue for our customers for prior periods has been adjusted to include, on a comparable basis for all periods presented, the affiliates currently understood to be under common control. A summary of sales to these customers for the three month periods ended March 31, 2008 and 2007 are set forth below (in thousands):

	Three Months Ended
	March 31,
	(unaudited)
	2008	2007
Charter	$29,018	$16,676
% of sales	10.6%	7.1%

Comcast	$34,224	$82,514
% of sales	12.5%	35.1%

Time Warner Cable	$70,961	$22,380
% of sales	25.9%	9.5%
Comparison of Operations for the Three Months Ended March 31, 2008 and 2007
In general, most comparisons of the first quarter results of 2008 to 2007 will show an increase in amounts due to the incremental impact of the C-COR acquisition in December 2007.
Net Sales
The table below sets forth our net sales for the three months ended March 31, 2008 and 2007, for each of our segments (in millions):

	Net Sales
	Three Months Ended		Increase (decrease) –
	March 31, (unaudited)		2008 vs. 2007
	2008	2007	$	%
Business Segment:
Broadband Communications Systems	$189.6	$199.0	$(9.4)	(4.7)%
Access, Transport & Supplies	72.9	36.0	36.9	102.5%
Media & Communications Systems	11.0	0.3	10.7	3566.7%

Total sales	$273.5	$235.3	$38.2	16.2%

The table below sets forth our domestic and international sales for the three months ended March 31, 2008 and 2007 (in millions):

	Net Sales
	Three Months Ended		Increase –
	March 31, (unaudited)		2008 vs. 2007
	2008	2007	$	%
Domestic sales	$188.7	$174.8	$13.9	8.0%
International sales	84.8	60.5	24.3	40.2%

Total sales	$273.5	$235.3	$38.2	16.2%

Broadband Communication Systems Net Sales 2008 vs. 2007
During the first quarter of 2008, sales of our BCS segment products decreased by approximately 4.7% as compared to the first quarter of 2007. This decrease in sales resulted from:
•	As expected, we had lower sales to Comcast of both CMTS and EMTAs. Sales to Comcast of EMTAs are expected to increase in the second quarter of 2008. Sales of CMTS to Comcast are expected to increase in conjunction with the launch of our DOCSIS 3.0 product in the third quarter 2008.

•	The declines associated with Comcast were partially offset with gains at several customers, notably Time Warner, Charter and certain international customers.
Access, Transport and Supplies Net Sales 2008 vs. 2007
Access, Transport and Supplies segment revenue increased by approximately 102.5% in the first quarter of 2008, as compared to the first quarter of 2007:
•	The increase was the result of the acquisition of C-COR. In 2007 we estimate that C-COR recorded sales of approximately $57 million associated with this segment.

•	2007 sales in this segment represent sales of our Supplies products. Year over year sales of these products modestly declined primarily as a result of lower purchases by Comcast.
Media & Communication Systems Net Sales 2008 vs. 2007
Media & Communication Systems revenue increased in the first quarter of 2008, as compared to the first quarter of 2007. This increase is attributable to the C-COR acquisition.
Gross Margin
The table below sets forth our gross margin for the three months ended March 31, 2008 and 2007, for each of our reporting segments (in millions):

	Gross Margin $
	Three Months Ended		Increase (decrease)
	March 31, (unaudited)		2008 vs. 2007
	2008	2007	$	%
Business Segment:
Broadband Communications Systems	$58.0	$62.4	$(4.4)	(7.1)%
Access, Transport and Supplies	21.9	6.4	15.5	242.2%
Media & Communications Systems	5.4	(0.1)	5.5	5500.0%

Total	$85.3	$68.7	$16.6	24.2%

The table below sets forth our gross margin percentages for the three months ended March 31, 2008 and 2007, for each of our business segments:

	Gross Margin %
	Three Months Ended		Percentage Point
	March 31, (unaudited)		Increase (Decrease)
	2008	2007	2008 vs. 2007
Business Segment:
Broadband Communications Systems	30.6%	31.4%	(0.8)
Access, Transport and Supplies	30.0%	17.8%	12.2
Media & Communications Systems	49.0%	(52.6)%	101.6
Total	31.2%	29.2%	2.0

Broadband Communications Systems Gross Margin 2008 vs. 2007
Broadband Communications Systems segment gross margin dollars and percentage decreased year over year:
•	The reduction in gross margin dollars was the result of lower sales.

•	The reduction in gross margin percentage reflects product mix.
Access, Transport and Supplies Gross Margin 2008 vs. 2007
The Access, Transport and Supplies segment gross margin dollars and percentage increased year over year:
•	The increase in revenues year-over-year significantly impacted gross margin dollars.

•	The increase in gross margin percentage was the result of the addition of higher margin Access and Transport products which we added to our portfolio as part of the C-COR acquisition.
Media & Communications Systems Gross Margin 2008 vs. 2007
Media & Communications Systems segment gross margin dollars and percentage increased year over year:
•	The increases are attributable to the Video on Demand and OSS products we added to our portfolio as a result of the C-COR acquisition.
Operating Expenses
The table below provides detail regarding our operating expenses (in millions):

	Operating Expenses
	Three Months Ended March 31,		Increase (Decrease) –2008 vs. 2007
	2008	2007	$	%
Selling general and administrative	$37.0	$24.2	$12.8	52.9%
Research and development	28.1	18.1	10.0	55.2%
Restructuring & impairment	0.4	0.4	0.0	0.0%
Amortization of intangibles	13.3	0.1	13.2	13200.0%

Total	$78.8	$42.8	$36.0	84.1%

Selling, General, and Administrative, or SG&A, Expenses
The year over year increase in SG&A expense reflects:
•	The inclusion of expenses associated with the former C-COR. In the first quarter of 2007, we estimate that C-COR spent approximately $14.9 million for SG&A expenses.

•	We estimate that we have achieved approximately $2 million of SG&A synergies associated with the C-COR acquisition in the first quarter.
Research & Development Expenses
We continue to aggressively invest in research and development. Our primary focus is on products that allow MSOs to capture new revenues and reduce operating costs. The increase in research and development expense reflects:
•	The inclusion of expenses associated with the former C-COR. In the first quarter 2007 we estimate that C-COR spent approximately $8.7 million for R&D expenses.

•	We anticipate that we may modestly increase our R&D spending as a combined company, particularly on Video on Demand and OSS products.

Restructuring and Impairment Charges
On a quarterly basis, we review our existing restructuring accruals and make adjustments if necessary. For the first three months of 2008 and 2007, we recorded $0.4 million. The $0.4 million recorded in the first quarter 2008 related to severance for the C-COR acquisition and changes in estimates associated with real estate leases. The $0.4 million recorded in the first quarter of 2007 related to changes in estimates associated with real estate leases. These adjustments were required due to changes to the initial estimates used.
Amortization of Intangibles
Intangibles amortization expense for the three months ended March 31, 2008 and 2007 was $13.3 million and $0.1 million, respectively. Our intangible expense for 2008 represents the amortization of intangible assets acquired as a result of the C-COR acquisition in December of 2007. Our intangible expense for 2007 represents the amortization of existing technology acquired as a result of the cXm Broadband acquisition in the second quarter of 2005, which were fully amortized by the end of 2007.
Other Expense (Income)
Interest Expense
Interest expense for the first quarter 2008 and 2007 was $1.5 million and $1.7 million, respectively. Interest expense reflects interest and the amortization of deferred finance fees primarily associated with our $276.0 million 2% convertible subordinated notes.
Loss (Gain) in Foreign Currency
During the first quarter 2008, we recorded a foreign currency gain of approximately $1.0 million. During the first quarter 2007, we recorded a foreign currency loss of approximately $0.3 million. The gains and losses are primarily driven by the fluctuation of the value of the euro, as compared to the U.S. dollar, as we had several European customers whose receivables and collections are denominated in euros. We have implemented a hedging strategy to mitigate the monetary exchange fluctuations from the time of invoice to the time of payment, and have occasionally entered into forward contracts based on a percentage of expected foreign currency receipts.
Interest Income
Interest income during the first quarter of 2008 and 2007 was $2.7 million and $6.5 million, respectively. The income reflects interest earned on cash, cash equivalents and short term investments. Interest income decreased year over year as result of: 1) having less cash on hand due to the use of $289 million of cash to partially fund the C-COR acquisition, $76 million to fund share repurchases, and $35 million to redeem the convertible notes and 2) lower interest rates earned in 2008 as compared to 2007.
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
Other Expense (Income)
Other expense (income) for the three months ended March 31, 2008 and 2007 was ($0.0) million and $0.1 million, respectively, and relates primarily to bank fees.

Income Taxes
In the first quarters of 2008 and 2007, we recorded income tax expense of $3.3 million and $15.6 million, respectively. Below is a summary of the components of the tax expense in each period (in millions, except for percentages):

	Three Months Ended March 31,
	2008			2007
	(unaudited)			(unaudited)
	Income	Income	Effective	Income	Income	Effective
	Before	Tax	Tax	Before	Tax	Tax
	Tax	Expense	Rate	Tax	Expense	Rate
Non-Discrete Items	$8.7	$3.3	37.8%	$30.4	$10.1	33.3%
Discrete Accounting Events	—	—	—	22.8	8.7	38.0%
Discrete Tax Events - Valuation Allowances / FIN 48 Reserves	—	—		—	(3.2)

Total	$8.7	$3.3	37.8%	$53.2	$15.6	29.3%
•	In the first quarter of 2007, we considered the net gain related to the termination of the proposed TANDBERG Television acquisition to be discrete in nature in accordance with the guidance of APB Opinion 28 and FIN 18 Accounting for Income Taxes in Interim Periods. As a result, income tax expense was recorded at a discrete rate of 38.0%.

•	The termination fee, less expenses, associated with the terminated TANDBERG Television acquisition was considered capital in nature. As a result, we reversed a net of $4.0 million of valuation allowances associated with deferred tax assets related to net capital loss carryforwards. Prior to the capital gain created by the terminated acquisition, we considered it more-likely-than-not that capital loss carryforwards would not be realizable. Additionally, we recorded an additional $0.8 million of discrete income tax expense related to the TANDBERG transaction.
We anticipate that the effective tax rate for full year 2008 will be approximately 35%. Achieving this rate is dependent upon Congress passing legislation, applied retroactively, related to the continuation of credits for Qualified Research Expenditures. If such legislation is not passed or is not retroactively applied, we believe the effective tax rate will be approximately 38%.
Financial Liquidity and Capital Resources
Overview
One of our key strategies is to maintain and improve our capital structure. The key metrics we focus on are summarized in the table below:
Liquidity & Capital Resources Data

	Three Months Ended March 31,
	(unaudited)
	2008	2007
	(in millions, except DSO and turns)
Key Working Capital Items
Cash provided by (used in) operating activities	$30.5	$(4.0)
Cash, cash equivalents, and short-term investments	$293.0	$575.9
Accounts receivable, net	$159.9	$125.8
Days Sales Outstanding (“DSOs”)	55	47
Inventory	$125.1	$78.2
Inventory turns	5.9	7.7
Inventory & Accounts Receivable
We use turns to evaluate inventory management and days sales outstanding, or DSOs, to evaluate accounts receivable management.

Accounts receivable increased quarter-over-quarter. As part of ongoing commercial discussions with certain customers, we have in some instances granted longer payment terms and, as result, our DSOs increased in the first quarter of 2008 as compared to the same quarter in 2007. Additionally, the growth in our international sales has resulted in higher DSOs as international customers typically have longer payment terms. Looking forward, it is possible that our DSOs may modestly increase dependent upon our customer mix.
Inventory increased in the first quarter of 2008 as compared to 2007, primarily the result of the C-COR acquisition. We acquired approximately $28.1 million of inventory upon closing of the transaction in December 2007 as a result of the C-COR acquisition. Inventory turns decreased in 2008 as compared to 2007. Inventory turns may modestly improve in the future.
Summary of Current Liquidity Position and Potential for Future Capital Raising
We believe our current liquidity position, where we have approximately $293 million of cash, cash equivalents, and short-term investments on hand as of March 31, 2008, together with the prospects for continued generation of cash from operations are adequate for our short- and medium-term business needs. However, a key part of our overall long-term strategy may be implemented through additional acquisitions, and a portion of these funds may be used for that purpose. Should our available funds be insufficient for those purposes, it is possible that we will raise capital through private, or public, share or debt offerings.
Commitments
Our contractual obligations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007. There has been no material change to our contractual obligations during the first quarter of 2008.
Cash Flow
Below is a table setting forth the key line items of our Consolidated Statements of Cash Flows (in millions):

	For the Three Months Ended
	March 31, (unaudited)
	2008	2007
Cash provided by (used in) operating activities	$30.5	$(4.0)
Cash provided by (used in) investing activities	3.2	(26.2)
Cash provided by (used in) financing activities	(114.0)	9.9

Net decrease in cash	$(80.3)	$(20.3)

Operating Activities:
Below are the key line items affecting cash provided by (used in) operating activities (in millions):

	For the Three Months Ended
	March 31, (unaudited)
	2008	2007
Net income	$5.4	$37.6
Adjustments to reconcile net income to cash provided by (used in ) operating activities	20.8	(17.4)

Net income including adjustments	26.2	20.2
Decrease/(Increase) in accounts receivable	7.5	(10.8)
Decrease in inventory	7.5	16.0
Increase in accounts payable and accrued liabilities	(10.3)	(24.8)
All other — net	(0.4)	(4.6)

Cash provided by (used in) operating activities	$30.5	$(4.0)

Net income including adjustments increased $6.0 million during the first quarter in 2008 as compared to 2007. Our net income before depreciation and amortization decreased approximately $16.6 million in the first quarter 2008 as compared to 2007. However, net income in the first quarter of 2007 included gains of $22.8 million associated with the failed TANDBERG transaction. Taking these gains in consideration, the adjusted net income increased $6.3 million quarter over quarter.

Accounts receivable decreased in the first quarter 2008 as a result of lower sales during the quarter as compared to the fourth quarter of 2007 on a combined basis (including the pre-acquisition sales of C-COR). Accounts receivable increased in the first quarter of 2007 as a result of higher sales in comparison to the fourth quarter of 2006.
Declines in accounts payable and accrued liabilities in both years reflect the payment of annual bonuses in the first quarter coupled with normal timing variations associated with payment of accounts payable.
Investing Activities:
Below are the key line items affecting investing activities (in millions):

	Three Months Ended
	March 31, (unaudited)
	2008	2007
Capital expenditures	$(6.4)	$(2.3)
Proceeds from termination of TANDBERGTV acquisition, net of payments	—	23.1
Cash paid for acquisition	(4.2)	—
Cash proceeds from sale of property, plant & equipment	0.2	—
Purchases of short-term investments	(16.9)	(128.1)
Disposals of short-term investments	30.5	81.1

Cash provided by (used in) investing activities	$3.2	$(26.2)

     Capital Expenditures –
Capital expenditures are mainly for test equipment, manufacturing equipment, leasehold improvements, computer equipment, and business application software. We anticipate investing approximately $25 million in fiscal year 2008. This increase over 2007 is primarily a result of the C-COR acquisition.
     Proceeds from Termination of TANDBERGTV Acquisition, Net of Payments –
This represents the cash proceeds we received from the breakup fee of the proposed acquisition, foreign exchange gains associated with the transaction, and related costs we incurred in association with the proposed transaction.
     Cash Paid for Acquisition –
This represents the cash payments made during the quarter related to the C-COR acquisition, net of cash acquired.
     Purchases and Disposals of Short-Term Investments –
This represents purchases and disposals of short-term securities.
Financing Activities:
Below are the key line items affecting our financing activities (in millions):

	For the Three Months Ended
	March 31, (unaudited)
	2008	2007
Payment of debt and capital lease obligations	$(35.1)	$—
Repurchase of common stock	(76.0)	—
Excess tax benefits from stock-based compensation plans	—	4.9
Employer repurchase of shares to satisfy minimum tax witholdings	(0.2)	—
Fees and proceeds from issuance of common stock, net	(2.7)	5.0

Cash provided by (used in) financing activities	$(114.0)	$9.9

Payment of Debt and Capital Lease Obligation –
As part of the C-COR acquisition in December 2007, we assumed $35.0 million of 3.5% senior unsecured convertible notes due on December 31, 2009. Interest on the notes was payable semi-annually on June 30 and December 30. Each note was convertible by the holder, at its option, into shares of ARRIS’ common stock at a conversion rate of 92.9621 shares per one thousand dollars of principal amount of the Note, for an aggregate of 3,253,674 potential common shares. The Notes were redeemed on January 14, 2008.
Repurchase of Common Stock –
As announced on February 19, 2008, our Board of Directors approved the repurchase of up to $100 million of our common stock. As of March 31, 2008, we had acquired approximately 13 million shares at a cost of $76 million. The unexpended portion of the original authorization is $24 million. See Part II, Item 2(c). Unregistered Sales of Equity Securities and Use of Proceeds.
Excess Tax Benefits from Stock-Based Compensation Plans
This represents the cash that otherwise would have been paid for income taxes if increases in the value of equity instruments also had not been deductible in determining taxable income.
Employer Repurchase of Shares to Satisfy Minimum Tax Withholding
This represents the minimum shares withheld to satisfy the minimum tax withholdings when restricted stock vests.
Fees and Proceeds from Issuance of Common Stock, Net
Represents expenses paid related to the issuance of stock for the C-COR acquisition, offset with cash proceeds related to the exercise of stock options by employees.
Interest Rates
As of March 31, 2008, we did not have any floating rate indebtedness or outstanding interest rate swap agreements.
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
ARRIS executes letters of credit in favor of certain landlords and vendors to guarantee performance on lease and insurance contracts. Additionally, we have cash collateral account agreements with our financial institutions as security against potential losses with respect to our foreign currency hedging activities. The letters of credit and cash collateral accounts are reported as restricted cash. As of March 31, 2008 and December 31, 2007, we had approximately $7.2 million and $7.0 million outstanding, respectively, of cash collateral.

Cash, Short-Term Investments and Available-For-Sale Investments
Our cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) are primarily held in money market funds that pay either taxable or non-taxable interest. We hold short-term investments consisting of debt securities classified as available-for-sale, which are stated at estimated fair value. These debt securities consist primarily of commercial paper, auction rate securities, certificates of deposits, and U.S. government agency financial instruments. Auction rate securities, paying either taxable or non-taxable interest, generally have long-term maturities beyond three months but are priced and traded as short-term instruments. At December 31, 2007, ARRIS had $30.3 million invested in auction rate securities, all of which were classified as short-term investments. As of March 31, 2008, we had approximately $27.1 million of auction rate securities outstanding, of which $22.1 million was classified as short-term investments and $5.0 million was classified as long-term investments. The short-term auction rate securities of $22.1 million were all successfully liquidated at par in April 2008. As of May 9, 2008, we are uncertain of when we will be able to liquidate the remaining $5.0 million of auction rate securities because they have failed at auction twice. Therefore ARRIS has classified the investment as long-term. These securities are a single student loan issue rated AAA and is guaranteed by the federal government. As a result, we have concluded that the investment is not impaired at this time. We will continue to evaluate the fair value of the remaining investments in auction rate securities for a potential other-than-temporary impairment if a decline in fair value occurs.
From time to time, we held certain investments in the common stock of publicly-traded companies, which were classified as available-for-sale. As of March 31, 2008 and December 31, 2007 our holdings in these investments were immaterial. Changes in the market value of these securities are typically recorded in other comprehensive income and gain or losses on related sales of these securities are recognized in income.
We previously offered a deferred compensation arrangement, which allowed certain employees to defer a portion of their earnings and defer the related income taxes. As of December 31, 2004, the plan was frozen and no further contributions are allowed. The deferred earnings are invested in a “rabbi trust,” and are accounted for in accordance with Emerging Issues Task Force Issue No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested. A rabbi trust is a funding vehicle used to protect the deferred compensation from various events (but not from bankruptcy or insolvency). Upon the acquisition of C-COR, we also acquired rabbi trust assets related to a C-COR deferred compensation plan. As of December 31, 2007 the plan was frozen and no further contributions are allowed. At December 31, 2007 and March 31, 2008, ARRIS had an accumulated unrealized gain related to the rabbi trusts of approximately $20 thousand and $151 thousand, respectively, included in other comprehensive income.
Capital Expenditures
Capital expenditures are made at a level designed to support the strategic and operating needs of the business. ARRIS’ capital expenditures were $6.4 million in the first quarter 2008 as compared to $2.3 million in the first quarter 2007. The increase is the result of the acquisition of C-COR. ARRIS had no significant commitments for capital expenditures at March 31, 2008. Management expects to invest approximately $25 million in capital expenditures for the fiscal year 2008.
Critical Accounting Estimates
The accounting and financial reporting policies of the ARRIS are in conformity with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management has discussed the development and selection of the Company’s critical accounting estimates with the audit committee of the Company’s Board of Directors and the audit committee has reviewed the Company’s related disclosures. Our critical accounting policies and estimates are disclosed extensively in our Form 10-K for the year ended December 31, 2007, as filed with the SEC. Our critical accounting estimates have not changed in any material respect during the three months ended March 31, 2008.

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
We have an investment portfolio of auction rate securities, both taxable and non-taxable, that are classified as “available-for-sale” securities. Although these securities have maturity dates of 15 to 30 years, they have characteristics of short-term investments as the interest rates reset every 7, 28, or 35 days and we have the potential to liquidate them in an auction process. Due to the short duration of these investments, a movement in market interest rates would not have a material impact on our operating results. However, it is possible that a security will fail to reprice at the scheduled auction date. In these instances, we are entitled to receive a penalty interest rate above market and the auction rate security will be held until the next scheduled auction date. At March 31, 2008 ARRIS had $27.1 million invested in auction rate securities. In April we successfully liquidated at par $22.1 million of the auction rate securities. However, on April 18, 2008, an auction rate security of approximately $5.0 million failed to reprice for the second time, resulting in ARRIS continuing to hold this security as of March 31, 2008. As a result of the unsuccessful auction, the reset interest rate was increased to above market and the next auction is scheduled for May 23, 2008. We may not be able to access these funds until a successful auction occurs. We will continue to evaluate the fair value of its investments in auction rate securities for a potential other-than-temporary impairment if a decline in fair value occurs. This investment is on deposit with a major financial institution.
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
We have certain international customers who are billed in their local currency. Changes in the monetary exchange rates may adversely affect our results of operations and financial condition. To manage the volatility relating to these typical business exposures, we may enter into various derivative transactions, when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. The euro and the yen are the predominant currencies of those customers who are billed in their local currency. Taking into account the effects of foreign currency fluctuations of the euro and the yen versus the dollar, a hypothetical 10% weakening of the U.S. dollar (as of December 31, 2007) would provide a gain on foreign currency of approximately $1.6 million. Conversely, a hypothetical 10% strengthening of the U.S. dollar would provide a loss on foreign currency of approximately $1.6 million. There were no material changes in this market risk since December 31, 2007. The actual impact of foreign exchange rate changes will depend on, among other factors, the timing of rate changes and changes in the volume and mix of the our business. As of March 31, 2008, we had no material contracts, other than accounts receivable, denominated in foreign currencies.
We regularly review our forecasted sources and uses of foreign currencies and enter into option contracts when appropriate. As of March 31, 2008, we had option collars outstanding with notional amounts totaling 11.5 million euros, which mature through 2008.

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
The three previously reported Hybrid Patents, Inc. cases have been settled. ARRIS’ settlement costs were included in operating expenses for the quarter ended March 31, 2008.
Commencing in 2005, Rembrandt Technologies, LP filed a series of lawsuits against Charter Communications, Inc, Time Warner Cable, Inc., Comcast Corporation and others alleging patent infringement related to the cable systems operators’ use of data transmission, video, cable modem, voice-over-internet, and other technologies and applications. Although ARRIS is not a defendant in any of these lawsuits, its customers are, and its customers either have requested indemnification from, or may request indemnification or cooperation with the defense costs from, ARRIS and the other manufacturers of the equipment that is alleged to infringe. ARRIS is party to a joint defense agreement with respect to one of the lawsuits and has various understandings with the defendants in the remaining lawsuits with respect to cost sharing. In June 2007, the Judicial Panel of multi district litigation issued an order centralizing the litigation for administrative purposes in the District Court for Delaware. In November 2007 ARRIS, Cisco, Motorola and other suppliers filed a declaratory judgment action in the District Court of Delaware seeking to have the court declare the patents invalid and not infringed. It is premature to assess the likelihood of a favorable outcome. In the event of an adverse outcome, ARRIS could be required to indemnify its customers, pay royalties, and/or cease using certain technology. Also, an adverse outcome may require a change in the DOCSIS® standards to avoid using the patented technology.
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
In connection with our acquisition of C-COR, Inc., ARRIS on October 31, 2007, was named as the defendant in a suit entitled CIBC World Market Corp. vs. ARRIS Group, Inc., Action No. 603605/2007, in the Supreme Court of the State of New York, New York County. In the suit CIBC asserts that it is entitled to a $4.0 million fee plus expenses (“fee”) at the closing of the proposed acquisition. We do not believe that any fee is due to CIBC in connection with this acquisition. ARRIS’s position is that its June 1, 2005, engagement with CIBC, pursuant to which CIBC asserts its claim, was terminated and that no fee is due under the engagement. Independent of that termination, CIBC was conflicted from representing ARRIS in the transaction, provided no services to ARRIS in connection with the transaction, and otherwise is estopped from asserting that it is entitled to a fee. ARRIS intends to contest the entitlement to a fee asserted by CIBC vigorously.
In 2007, ARRIS received correspondence from attorneys for the Adelphia Recovery Trust (“Trust”), that the Company may have received transfers from Adelphia Cablevision, LLC (“Cablevision”), one of the Adelphia debtors, during the year prior to its filing of a Chapter 11 petition on June 25, 2002 (the “Petition Date”). The correspondence further asserts that information obtained during the course of the Adelphia Chapter 11 proceedings indicates that Cablevision was insolvent during the year prior to the Petition Date, and, accordingly, the Trust intends to assert that the payments made to ARRIS were fraudulent transfers under section 548 (a) of the Bankruptcy Code that may be recovered for the benefit of Cablevision’s bankruptcy estate pursuant to section 550 of the Bankruptcy Code. Prior to its acquisition by ARRIS, C-COR received a similar correspondence making the same claims. We understand that similar letters were received by other Adelphia suppliers and we may seek to enter into a joint defense agreement to share legal expenses if a suit is commenced. To date, no suit has been commenced by the Trust. In the event a suit is commenced, ARRIS intends to contest the case vigorously. No estimate can be made of the possible range of loss, if any, associated with a resolution of these assertions.
In January and February 2008, Verizon Services Corp. filed separate lawsuits against the Cox Companies and the Charter companies, in the District Courts for the Eastern District of Virginia and for the Eastern District of Texas respectively, alleging infringement of eight patents. ARRIS anticipates that it may be asked to indemnify the respective defendants or cooperate with the defense costs. ARRIS, various MSOs and suppliers have begun to consider the cases. It is premature to assess the likelihood of a favorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify the defendants, pay royalties and/or cease utilizing certain technology.
As a result of ARRIS’s recent acquisition of C-COR Incorporated, ARRIS is now involved in the following patent infringement cases.
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
V-Tran Media Technologies has filed a number of lawsuits against 21 different parties, including suits against Comcast, Charter, Verizon, Time Warner and numerous smaller MSOs for infringement on two patents related to television broadcast systems for selective transmission. Both patents will expire in June of this year. ARRIS is reviewing the patents and our products and analyzing the extent to which these patents may relate to our products. It is premature to assess the likelihood of a favorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify the defendants, or pay royalties. Given that the patents expire soon, it is unlikely that the case will result in injunctions or ceasing the use of the technology.
In February 2008, Brasfield and 21 other named plaintiffs, all current or former installers or technicians servicing cable TV customers in Memphis, Tennessee, filed a Fair Labor Standards Act suit against Source Broadband and C-COR alleging that the plaintiffs were not properly paid for overtime. Source Broadband purchased C-COR’s installation business in June 2007. Plaintiffs are attempting to certify this case as a class action. ARRIS is contesting the suit.

An unfavorable outcome to any of the above described proceedings could have a material adverse effect on ARRIS’s business financial condition and results of operations.
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
Our three largest customers (including their affiliates, as applicable) are Charter, Comcast, and Time Warner Cable. For the quarter ended March 31, 2008, sales to Charter accounted for approximately 10.6%, sales to Comcast accounted for approximately 12.5%, and sales to Time Warner Cable accounted for approximately 25.9% of our total revenue. The loss of any of these customers, or one of our other large customers, or a significant reduction in the products or services provided to any of them would have a material adverse impact on our business. For each of these customers, we also are one of their largest suppliers. A consequence of that, if from time-to-time customers elect to purchase products from our competitors in order to diversify their supplier base and to dual-source key products or to curtail purchasing due to budgetary or market conditions, such decisions could have material consequences to our business. In addition, because of the magnitude of our sales to these customers the terms and timing of our sales are heavily negotiated, and even minor changes can have a significant impact upon or business.
We may have difficulty in forecasting our sales.
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
We utilize distributors, value-added resellers, system integrators, and manufacturers’ representatives to sell our products to certain customers and in certain geographic regions to improve our access to these customers and regions and to lower our overall cost of sales and post-sales support. Our sales through channel partners are subject to a number of risks, including:
•	ability of our selected channel partners to effectively sell our products to end customers;

•	our ability to continue channel partner arrangements into the future since most are for a limited term and subject to mutual agreement to extend;

•	a reduction in gross margins realized on sale of our products; and

•	diminution of contact with end customers which, over time, could adversely impact our ability to develop new products that meet customers’ evolving requirements.
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

Item 2(c). Stock Repurchase
The following table presents information with respect to purchases of common stock of the Company made during the three months ended March 31, 2008, by the Company or any ‘affiliated purchaser” of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act of 1934 (unaudited).

				Approximate
	Total	Average	Total Number of	Dollar Value of
	Number of	Price	Shares Purchased	Shares That May
	Shares	Paid per	as Part of Publicly	Yet Be Purchased
Period	Purchased(1)	Share	Announced Plan(2)	Under the Plan
February 19 - 29, 2008	8,053,883	$5.93	8,053,883
March 1 - 11, 2008	4,948,341	$5.70	4,948,341

Total	13,002,224	$5.84	13,002,224	$24,000,000

(1)	The total number of shares purchased pursuant to the 2008 Plan as described in footnote 2 below.

(2)	On February 19, 2008, we publicly announced that our Board of Directors had authorized a plan (the “2008 Plan”) for the Company to purchase up to $100 million of the Company’s common stock.
Item 6. EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Section 302 Certification of Chief Executive Officer, filed herewith

31.2	Section 302 Certification of Chief Financial Officer, filed herewith

32.1	Section 906 Certification of Chief Executive Officer, filed herewith

32.2	Section 906 Certification of Chief Financial Officer, filed herewith

SIGNATURES
Pursuant to the requirements the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARRIS GROUP, INC.
/s/ David B. Potts
David B. Potts
Executive Vice President, Chief Financial Officer, Chief Accounting Officer, and Chief Information Officer

Dated: May 9, 2008