Form 10-Q
period 2008-06-30
ARRIS GROUP INC
filed 2008-08-07
CIK 1141107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
For the quarter ended June 30, 2008
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
As of July 31, 2008, 122,758,337 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

ARRIS GROUP, INC.
FORM 10-Q
For the Three and Six Months Ended June 30, 2008

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
ARRIS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December, 31
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$290,266	$323,797
Short-term investments, at fair value	7,503	68,011

Total cash, cash equivalents and short-term investments	297,769	391,808
Restricted cash	7,051	6,977
Accounts receivable (net of allowances for doubtful accounts of $2,990 in 2008 and $2,826 in 2007)	168,664	166,953
Other receivables	9,067	4,330
Inventories (net)	147,716	131,792
Prepaids	5,305	5,856
Current deferred income tax assets	43,749	44,939
Other current assets	15,707	4,841

Total current assets	695,028	757,496
Property, plant and equipment (net of accumulated depreciation of $93,745 in 2008 and $83,644 in 2007)	60,823	59,156
Goodwill	452,398	455,352
Intangibles (net of accumulated amortization of $134,875 in 2008 and $109,167 in 2007)	244,575	269,893
Investments	9,937	6,412
Noncurrent deferred income tax assets	3,547	3,459
Other assets	11,383	10,181

	$1,477,691	$1,561,949

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$68,476	$58,852
Accrued compensation, benefits and related taxes	18,072	26,177
Accrued warranty	7,566	8,298
Deferred revenue	28,100	8,474
Current portion of long-term debt	314	35,305
Other accrued liabilities	23,221	42,121

Total current liabilities	145,749	179,227
Long-term debt, net of current portion	276,606	276,765
Accrued pension	11,362	10,455
Noncurrent income taxes payable	6,250	6,322
Noncurrent deferred income tax liabilities	48,725	45,255
Other long-term liabilities	18,694	18,158

Total liabilities	507,386	536,182
Stockholders’ equity:
Preferred stock, par value $1.00 per share, 5.0 million shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share, 320.0 million shares authorized; 122.7 million and 132.4 million shares issued and outstanding in 2008 and 2007, respectively	1,358	1,356
Capital in excess of par value	1,098,581	1,093,498
Treasury stock at cost, 13 million shares in 2008 and 51 thousand shares in 2007	(76,007)	(572)
Accumulated deficit	(50,151)	(64,993)
Unrealized gain on marketable securities	66	20
Unfunded pension losses	(3,358)	(3,358)
Cumulative translation adjustments	(184)	(184)

Total stockholders’ equity	970,305	1,025,767

	$1,477,691	$1,561,949

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data and percentages)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales	$281,110	$252,718	$554,616	$487,971
Cost of sales	188,226	180,342	376,484	346,848

Gross margin	92,884	72,376	178,132	141,123
Gross margin %	33.0%	28.6%	32.1%	28.9%
Operating expenses:
Selling, general and administrative expenses	37,046	26,455	74,028	50,630
Research and development expenses	27,662	17,791	55,784	35,887
Restructuring and impairment charges	175	—	580	421
Amortization of intangibles	12,454	58	25,708	116

Total operating expenses	77,337	44,304	156,100	87,054

Operating income	15,547	28,072	22,032	54,069
Other expense (income):
Interest expense	1,722	1,652	3,226	3,320
Loss (gain) on investments	171	(1,444)	173	(1,425)
Interest income	(1,702)	(6,459)	(4,387)	(12,942)
Loss (gain) on foreign currency	350	(146)	(640)	176
Gain related to terminated acquisition, net of expenses	—	—	—	(22,835)
Other expense, net	65	51	29	116

Income from continuing operations before income taxes	14,941	34,418	23,631	87,659
Income tax expense	5,504	11,144	8,789	26,741

Net income	$9,437	$23,274	$14,842	$60,918

Net income per common share -

Basic	$0.08	$0.21	$0.12	$0.56

Diluted	$0.08	$0.21	$0.12	$0.55

Weighted average common shares:
Basic	122,741	109,398	126,752	108,935

Diluted	124,651	111,698	128,190	111,340

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2008	2007
Operating activities:
Net income	$14,842	$60,918
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,095	5,145
Amortization of intangibles	25,708	116
Stock compensation expense	5,391	6,034
Deferred income tax provision	4,572	9,626
Amortization of deferred finance fees	557	557
Provision for doubtful accounts	214	596
Gain related to previously written off receivables	—	(377)
Gain on disposal of fixed assets	(2)	—
Loss (gain) on investments	173	(1,425)
Gain related to terminated acquisition, net of expenses	—	(22,835)
Excess tax benefits from stock-based compensation plans	—	(6,531)
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(770)	(5,972)
Other receivables	(4,737)	(4,289)
Inventory	(14,419)	3,684
Income taxes payable	(2,997)	(5,731)
Accounts payable and accrued liabilities	4,501	(17,809)
Prepaids and other, net	(2,193)	2,158

Net cash provided by operating activities	40,935	23,865

Investing activities:
Purchases of property, plant and equipment	(11,792)	(7,055)
Cash paid for acquisition, net of cash acquired	(4,419)	—
Cash proceeds from sale of property, plant and equipment	237	—
Cash proceeds from sale of short-term investments	16	—
Cash received related to terminated acquisition, net of expenses paid	—	10,554
Cash paid for hedge related to terminated acquisition	—	(26,469)
Cash proceeds from hedge related to terminated acquisition	—	38,750
Purchases of short-term investments	(16,887)	(197,850)
Disposals of short-term investments	72,464	125,110

Net cash provided by (used in) investing activities	39,619	(56,960)

Financing activities:
Payment of debt and capital lease obligations	(35,196)	—
Repurchase of common stock	(75,960)	—
Excess tax benefits from stock-based compensation plans	—	6,531
Employer repurchase of shares to satisfy minimum tax withholdings	(1,035)	(1,690)
Fees and proceeds from issuance of common stock, net	(1,894)	10,656

Net cash provided by (used in) financing activities	(114,085)	15,497
Net decrease in cash and cash equivalents	(33,531)	(17,598)
Cash and cash equivalents at beginning of period	323,797	461,618

Cash and cash equivalents at end of period	$290,266	$444,020

Noncash investing and financing activities:

	Six Months Ended
	June 30,
	2008	2007
Net tangible assets acquired, excluding cash	6,986	—
Intangible assets acquired, including goodwill	(2,567)	—

Cash paid for acquisition, net of cash acquired	$4,419	—

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
Note 2. Impact of Recently Issued Accounting Standards
In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (including Partial Cash Settlement). The FSP requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), commonly referred to as an Instrument C under Emerging Issues Task Force (“EITF”) Issue No. 90-19, “Convertible Bonds with Issuer Options to Settle for Cash Upon Conversion,” to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented (retroactive restatement) pursuant to the guidance in Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections.” The FSP will impact the accounting treatment of the Company’s 2% convertible senior subordinated notes due 2026 by (1) shifting a portion of the convertible notes balances to capital in excess of par value, (2) creating a discount on the convertible notes that would be amortized through interest expense over the life of the convertible notes, thus significantly increasing interest expense and (3) therefore, reducing net income and basic and diluted earnings per shares within the Company’s consolidated statements of operations. The Company will adopt the requirements of the FSP on January 1, 2009. The Company is currently evaluating the impact that the adoption of FSP APB 14-1 will have on its consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 is effective for our Company as of January 1, 2009. SFAS No. 161 amends SFAS No. 133 to change the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Based on the Company’s initial analysis, SFAS No. 161 will not have a material effect on its consolidated financial statements.
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
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 was effective for the Company on January 1, 2008. However, in February 2008, the FASB released FASB Staff Position FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 for ARRIS’ financial assets and liabilities did not have a material impact on its consolidated financial statements. The Company is currently evaluating the impact that the adoption of SFAS No. 157 for ARRIS’ non-financial assets and liabilities will have on its consolidated financial statements.
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
The majority of the Company’s cash equivalents and short-term investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy as they are valued using quoted market prices, market prices for similar securities, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include the Company’s investments in money market funds. Such instruments are generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on other observable inputs include the Company’s U.S. government agency notes, corporate bonds and commercial paper. Such instruments are classified within Level 2 of the fair value hierarchy. See Note 3 for further information on the Company’s investments and fair value measurements.

Note 3. Investments
Investments classified as available for sale securities as of June 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	Fair Value
	As of June 30,	As of December 31,
	2008	2007
	(Unaudited)
Current Assets:
Commercial paper	$—	$11,833
Auction rate securities	—	30,270
Certificates of deposit	1,999	9,807
U.S. Government agency bonds	4,502	9,574
Corporate obligations	1,002	3,447
Asset-backed securities	—	2,974
Equity securities	—	106

Total classified as current assets	7,503	68,011

Non-current Assets:
Cash surrender value of company owned life insurance	3,011	3,075
Auction rate securities	4,667	—
Mutual funds	2,184	3,230
Money market funds	38	70
Corporate obligations	37	37

Total classified as non-current assets	9,937	6,412

Total	$17,440	$74,423

The unrealized gains and losses at June 30, 2008 and 2007 were not material.
Fair Value Measurement
The following table presents the Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 (in thousands):

	June 30, 2008
	(unaudited)
	Level 1	Level 2	Level 3	Total
Certificates of deposit	$1,999	$—	$—	$1,999
U.S. government agency bonds	—	4,502	—	4,502
Corporate obligations	37	1,002	—	1,039
Auction rate securities	—	—	4,667	4,667
Cash surrender value of company owned life insurance	—	3,011	—	3,011
Mutual funds	2,184	—	—	2,184
Money market funds	38	—	—	38

Total	$4,258	$8,515	$4,667	$17,440

The table below includes a roll-forward of the Company’s Auction rate securities which have been classified as a level 3 in the Valuation Hierarchy.

Level 3
(Unaudited)
Fair value January 1, 2008	$5,000
Impairment Charge	333

Fair value June 30, 2008	4,667

At December 31, 2007 and June 30, 2008 ARRIS had $30.3 million and $5.0 million invested in auction rate securities, respectively. During the first six months of 2008, the Company successfully liquidated, at par, a net of $25.3 million of its auction rate securities. However, on July 31, 2008, an auction rate security of approximately $5.0 million failed to reprice for the fifth time, resulting in ARRIS continuing to hold this security. Due to the current market conditions and of the failure of the auction rate to reprice for the third time, the Company recorded an impairment charge, in the Statement of Operations in the Gain Loss on investment line, of $0.3 million. This particular security was held as of June 30, 2008 as a long-term investment with a fair market value of $4.7 million. The Company may not be able to liquidate this security until a successful auction occurs. This security is a single student loan issue rated AAA and is guaranteed by the federal government. ARRIS will continue to evaluate the fair value of its investment in this auction rate security for any further impairment. As of June 30, 2008, there was no active market for this auction rate security or comparable securities due to current market conditions. Therefore, until such a market becomes active, the auction rate security is classified as Level 3 within the fair value hierarchy.
The Company periodically reviews its investment securities classified as available-for-sale for potential impairment and records impairment in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity

Securities. This includes a review of the fair value of each investment security in relation to its book value, the current grade of the security, and other significant events. During the three and six months ended June 30, 2008, the Company recorded an impairment charge of $0.3. During the same periods in 2007, no investment securities were determined to be other than temporarily impaired and, as a result, no impairment charges were recorded.
Note 4. Pension Benefits
Components of Net Periodic Pension Benefit Cost

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
	(unaudited)
Service cost	$190	$140	$380	$279
Interest cost	470	412	939	824
Expected gain on plan assets	(354)	(319)	(709)	(639)
Amortization of prior service cost	119	119	239	239
Amortization of net loss	—	25	—	51

Net periodic pension cost	$425	$377	$849	$754

Employer Contributions
No minimum funding contributions are required in 2008 under the Company’s defined benefit plan. However, the Company made voluntary contributions to the plan of approximately $31 thousand and $60 thousand for the three and six months ended June 30, 2008, respectively.
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
Information regarding the changes in ARRIS’ aggregate product warranty liabilities (including short-term and long-term) for the six months ended June 30, 2008 was as follows (in thousands):

Balance at December 31, 2007	$14,370
Accruals related to warranties (including changes in estimates)	2,986
Settlements made (in cash or in kind)	(4,758)

Balance at June 30, 2008 (unaudited)	$12,598

Note 6. Business Acquisition
Acquisition of C-COR Incorporated
On December 14, 2007, ARRIS completed its acquisition of 100% of the outstanding shares of C-COR Incorporated (“C-COR”). Pursuant to the Agreement and Plan of Merger, each issued and outstanding share of C-COR common stock, other than shares held in treasury or by ARRIS, was converted into the right to receive either (i) $13.75 in cash or (ii) 1.0245 shares of ARRIS common stock and $0.688 in cash. ARRIS paid approximately $366 million in cash and issued 25.1 million shares of common stock valued at $281 million in the merger. In addition, all outstanding options to acquire shares of C-COR common stock were converted into options to acquire shares of ARRIS common stock and the number of shares underlying such options and the exercise price thereof were adjusted accordingly. The C-COR options became fully vested as a result of the merger.
Presented below is unaudited supplemental pro forma information for the Company and C-COR to give effect to the transaction. This summary unaudited information is derived from the historical financial statements of the Company and C-COR. This information assumes the transactions were consummated at the beginning of the applicable period. This information is presented for illustrative purposes only and does not purport to represent what the financial position or results of operations of the Company and C-COR or the combined entity would actually have been had the transactions occurred at the applicable date, or to project the Company’s, C-COR’s, or the combined entity’s results of operations for any future period or date. Pro forma results are not presented for the first and second quarters of 2008 as the actual results of C-COR are included in the Company’s operations from January 1, 2008 to June 30, 2008.
Supplemental Pro Forma Information
(in millions, except per share data)

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007
	(unaudited)	(unaudited)
Net sales	$327.1	$635.4

Net income from continuing operations	18.4	51.0

Income from continuing operations per common share:
Basic	$0.14	$0.38

Diluted	$0.13	$0.36

Preliminary Purchase Price Allocation
The following is a summary of the total preliminary purchase price of the transaction and allocation of the preliminary purchase price (in millions) (unaudited):

Total purchase consideration — cash and equity	$646.6
Prior investment in acquired company	6.0
Fair value of assumed stock options	22.8
Acquisition-related transaction costs	5.7

Total preliminary purchase price	$681.1

Net tangible assets	$100.9
Identifiable intangible assets:
Acquired technology	38.8
Order backlog	7.9
Customer relationships	220.5
Non-compete agreements	5.1
Acquired in-process research and development	6.1
Goodwill	301.8

Allocation of preliminary purchase price	$681.1

Fair Value of Assets and Liabilities
Under the purchase method of accounting, the purchase price, as shown in the table above, is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The purchase price was allocated using the information currently available, and ARRIS may adjust the purchase price allocation after obtaining more information regarding, among other things, asset valuations, liabilities assumed, and revisions of estimates. The purchase price allocation will be finalized within one year of the acquisition date The excess of the total purchase price over the net of the amounts assigned to tangible and identifiable intangible assets acquired and liabilities assumed is recognized as goodwill.
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

(in thousands)
Balance as of December 31, 2007	$2,121
Q1 2008 payments	(396)
Q1 2008 adjustments to accrual	159
Q2 2008 payments	(397)

Balance as of June 30, 2008 (unaudited)	$1,487

In the fourth quarter of 2007, the Company initiated a restructuring plan related to its acquisition of C-COR. The plan focuses on the rationalization of personnel, facilities and systems across the entire organization. The restructuring affected approximately 60 employees. The plan also includes contractual obligations related to change of control provisions included in certain C-COR employment contracts. The total estimated cost of this restructuring plan was approximately $8.6 million, of which approximately $0.5 million was recorded as severance expense during the fourth quarter of 2007 and $8.1 million was assumed liabilities related to employee severance and termination benefits which were accounted for as an adjustment to the allocation of the original purchase price for C-COR upon acquisition. The majority of the expenses are expected to be paid in 2008.

(in thousands)
Balance as of December 31, 2007	$8,622
Q1 2008 payments	(6,663)
Q1 2008 adjustments to accrual	(44)
Q2 2008 payments	(1,682)
Q2 2008 adjustments to accrual	218

Balance as of June 30, 2008 (unaudited)	$451

Additionally, ARRIS acquired remaining restructuring accruals of approximately $0.7 million representing C-COR contractual obligations that related to excess leased facilities. These payments will be paid over their remaining lease terms through 2014, unless terminated earlier.

(in thousands)
Balance as of December 31, 2007	$642
Q1 2008 payments	(32)
Q2 2008 payments	(170)
Q2 2008 adjustments to accrual	95

Balance as of June 30, 2008 (unaudited)	$535

Note 8. Inventories
The components of inventory were as follows, net of reserves (in thousands):

	June 30,	December 31,
	2008	2007
	(unaudited)
Raw material	$25,432	$20,004
Work in process	1,146	2,533
Finished goods	121,138	109,255

Total net inventories	$147,716	$131,792

Note 9. Property, Plant and Equipment
Property, plant and equipment, at cost, consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007
	(unaudited)
Land	$2,612	$2,612
Building and leasehold improvements	19,510	19,432
Machinery and equipment	132,446	120,756

	154,568	142,800
Less: Accumulated depreciation	(93,745)	(83,644)

Total property, plant and equipment, net	$60,823	$59,156

Note 10. Long-Term Obligations
Debt, capital lease obligations and other long-term liabilities consist of the following (in thousands):

	June 30,	December 31,
	2008	2007
	(unaudited)
2.00% convertible senior notes due 2026	$276,000	$276,000
2.00% Pennsylvania Industrial Development Authority debt, net of current portion	198	271
9.26% equipment financing obligations, net of current portion	408	494

Total long-term debt	276,606	276,765
Other long-term liabilities:
Deferred compensation	7,069	8,986
Accrued warranty	5,033	6,072
Deferred revenue	3,805	114
Landlord funded leasehold improvements	1,527	1,747
Other long-term liabilities	1,260	1,239

Total other long-term liabilities	18,694	18,158

Total long-term liabilities	$295,300	$294,923

On November 6, 2006, the Company issued $276.0 million of 2% convertible senior notes due 2026. The notes are convertible, at the option of the holder, based on an initial conversion rate, subject to adjustment, of 62.1504 shares per $1,000 principal amount (which represents an initial conversion price of approximately $16.09 per share of our common stock), into cash up to the principal amount and, if applicable, shares of the Company’s common stock, cash or a combination thereof. The notes may be converted during any calendar quarter in which the closing price of ARRIS’ common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect at that time (which, based on the current conversion price, would be $19.31) and upon the occurrence of certain other events. Upon conversion, the holder will receive the principal amount in cash and an additional payment, in either cash or stock at the option of the Company. The additional payment will be based on a formula which calculates the difference between the initial conversion rate ($16.09) and the market price at the date of the conversion. As of August 7, 2008, the notes could not be converted by the holders thereof. Interest is payable on May 15 and November 15 of each year. The Company may redeem the notes at any time on or after November 15, 2013, subject to certain conditions. As of June 30, 2008 and December 31, 2007, there were $276.0 million of the notes outstanding. Additionally, we paid approximately $7.8 million of finance fees related to the issuance of the notes. These costs are being amortized over seven years. The remaining balance of unamortized financing costs from these notes as of June 30, 2008, and 2007 was $6.0 million, and $7.1 million, respectively. See Note 2 above with respect to the possible impact of FSP ABP 14-1 with respect to these notes.
The Company has not paid cash dividends on its common stock since its inception
Note 11. Comprehensive Income
Total comprehensive income represents the net change in stockholders’ equity during a period from sources other than transactions with stockholders. For ARRIS, the components of total comprehensive income include the unrealized gain (loss) on marketable securities and unrealized gain (loss) on derivative instruments qualifying for hedge accounting. The components of comprehensive income for the three and six months ended June 30, 2008 and 2007 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)
	2008	2007	2008	2007
Net income	$9,437	$23,274	$14,842	$60,918
Changes in the following equity accounts:
Unrealized gain (loss) on marketable securities	85	(1,345)	216	(1,297)
Unrealized gain (loss) on derivative instruments	—	—	—	551

Comprehensive income	$9,522	$21,929	$15,058	$60,172

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
The table below presents information about the Company’s reporting segments for the three and six month periods ended June 30, 2008 and 2007 (in thousands) (unaudited):

	BCS	ATS	MCS	Total
Three Months Ended June 30, 2008
Net sales	$190,412	$76,967	$13,731	$281,110
Gross margin	61,487	23,870	7,527	92,884
Amortization of intangible assets	—	6,612	5,842	12,454

Three Months Ended June 30, 2007
Net sales	$218,361	$34,170	$187	$252,718
Gross margin	66,420	6,060	(104)	72,376
Amortization of intangible assets	—	—	58	58

Six Months Ended June 30, 2008
Net sales	$380,049	$149,861	$24,706	$554,616
Gross margin	119,478	45,746	12,908	178,132
Amortization of intangible assets	—	13,464	12,244	25,708

Six Months Ended June 30, 2007
Net sales	$417,361	$70,176	$434	$487,971
Gross margin	128,872	12,486	(235)	141,123
Amortization of intangible assets	—	—	116	116
The Company’s goodwill by reportable segment as of June 30, 2008 did not materially change from December 31, 2007.
The Company’s two largest customers (including their affiliates, as applicable) are Comcast and Time Warner Cable. Over the past year, certain customers’ beneficial ownership may have changed as a result of mergers and acquisitions. Therefore, the revenue for ARRIS’ customers for prior periods has been adjusted to include the affiliates under current common control. A summary of sales to these customers for the three and six month periods ended June 30, 2008 and 2007 are set forth below (in thousands):

	(unaudited)
	2008	2007	2008	2007
Comcast	46.7	95.8	80.9	178.3
% of sales	16.6%	37.9%	14.6%	36.5%

Time Warner Cable	75.2	23.4	146.2	45.8
% of sales	26.8%	9.3%	26.4%	9.4%
No other customer provided more than 10% of total sales for the three and six months ended June 30, 2008 or 2007.
ARRIS sells its products primarily in United States. The Company’s international revenue is generated from Asia Pacific, Europe, Latin America and Canada. The Asia Pacific market primarily includes China, Hong Kong, Japan, Korea, Singapore and Taiwan. The European market primarily includes Austria, Belgium, France, Germany, the Netherlands, Poland, Portugal, Russia, Spain and Switzerland. The Latin American market primarily includes

Argentina, Brazil, Chile, Columbia, Mexico, and Puerto Rico. Sales to international customers were approximately $87.0 million, or 30.9% of total sales, for the three months ended June 30, 2008. International sales during the same period in 2007 were $67.8 million, or 26.8% of total sales. For the six months ended June 30, 2008 and 2007 sales to international customers were $171.8 million and $128.3 million, or 31.0 % and 26.3%, respectively.
Note 13. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the periods indicated (in thousands except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
		(unaudited)
	2008	2007	2008	2007
Basic:
Net income	$9,437	$23,274	$14,842	$60,918

Weighted average shares outstanding	122,741	109,398	126,752	108,935

Basic earnings per share	$0.08	$0.21	$0.12	$0.56

Diluted:
Net income	$9,437	$23,274	$14,842	$60,918

Weighted average shares outstanding	122,741	109,398	126,752	108,935
Net effect of dilutive equity awards	1,910	2,300	1,438	2,405

Total	124,651	111,698	128,190	111,340

Diluted earnings per share	$0.08	$0.21	$0.12	$0.55

Excluded from the dilutive securities described above are employee stock options to acquire approximately 7.1 million shares and 7.7 million shares, for the three and six months ended June 30, 2008, respectively. During the same periods in 2007, approximately 2.9 million shares and 2.5 million shares, respectively, were excluded from the dilutive securities above. These exclusions were made because, as a result of the exercise price of such securities, they were antidilutive.
Note 14. Income Taxes
In the six months ended June 30, 2008 and 2007, the Company recorded income tax expense of $8.8 million and $26.7 million, respectively. Below is a summary of the components of the income tax expense in each period (in thousands, except for percentages):

	Six Months Ended June 30,
	(unaudited)
	2008			2007
		Income			Income
		Tax	Effective	Income	Tax	Effective
	Income Before Tax	Expense	Tax Rate	Before Tax	Expense	Tax Rate
Non-Discrete Items	$23,631	$8,789	37.2%	$64,824	$21,319	32.9%
Discrete Accounting Events	-0-	-0-	N/A	22,835	8,668	38.0%
Discrete Tax Events - Valuation Allowances / FIN 48 Reserves	-0-	-0-		—	(3,246)

Total	$23,631	$8,789	37.2%	$87,659	$26,741	30.5%

•	In the first six months of 2008, income tax expense was recorded at the applicable federal rate and state rates. There were no discrete tax or accounting events during this period.

•	In the first quarter of 2007, the Company considered the net gain related to the termination of the proposed TANDBERG Television acquisition to be discrete in nature in accordance with the guidance of APB Opinion 28, Interim Financial Reporting and FIN 18, Accounting for Income Taxes in Interim Periods. As a result, income tax expense was recorded at a discrete rate of 38.0%. There were no discrete events during the second quarter of 2007.

•	The termination fee, less expenses, associated with the terminated TANDBERG Television acquisition was considered capital in nature. As a result, during the first quarter of 2007, the Company reversed a net of $4.0 million of valuation allowances associated with deferred tax assets related to net capital loss carry-forwards. Prior to the capital gain created by the terminated acquisition, the Company considered it more-likely-than-not that capital loss carry-forwards would not be realizable. Additionally, the Company recorded an additional $0.8 million of discrete income tax expense related to the terminated TANDBERG transaction.
Note 15. Contingencies
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
On February 2, 2007, GPNE Corp. (“GPNE”) filed a patent infringement lawsuit against Time Warner Inc., Comcast and Charter, in the United States District Court for the Eastern District of Texas. In its suit, GPNE alleges that certain DOCSIS® standard products and services sold or used by the defendants infringe a GPNE patent. These suits were dismissed without prejudice. To date ARRIS has not been named a defendant, nor has ARRIS received a formal request for formal indemnification. However, we believe it is likely that the claims will be reasserted and that the defendants will make indemnification requests, as well as a request to contribute to the legal costs and expenses of the litigation. ARRIS, Cisco and Thomson filed a Declaratory Judgment (“DJ”) action in the District Court of Delaware seeking to have the court declare the patents not infringed. The parties to the DJ have been negotiating and appear to have reached an agreement in principal which would result in a license to the suppliers for the GPNE patents. ARRIS has fully reserved for the anticipated settlement amount that ARRIS would have to pay. Should the settlement negotiations collapse, it is premature to assess the likelihood of a favorable outcome. In the event of an adverse outcome, ARRIS and other similarly situated suppliers of DOCSIS® compliant products could be required to indemnify its customers, pay royalties, and/or cease using certain technology. Also, an adverse outcome may require a change in the DOCSIS® standards to avoid using the patented technology.
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
Below is a summary of some of our key trends, actions and highlights relative to these strategies:
“Everything IP, Everywhere” is taking hold as MSOs globally have embraced VoIP and are now rapidly deploying this key new service.
•	We have successfully leveraged our existing market position and industry experience to continue to generate robust demand for both EMTA and CMTS products. Further, we have leveraged the market position we acquired as a result of the purchase of C-COR in December 2007 to increase sales of new products, notably Video on Demand, Operations Support Software, Access, and Transport.

•	As expected, sales to Comcast were down significantly in the first six months of 2008. We expect sales to Comcast to increase in future quarters.

•	We experienced increased sales to other customers, notably Time Warner, Charter and certain international customers in the first six months of 2008.

•	We expect strong demand for CMTS products to continue in future periods as new services and competition between our customers and their competitors intensifies the need to provide ever faster download speeds requiring added CMTS capacity and features. In the second half of 2008, a new generation of CMTS products based upon the DOCSIS 3.0 standard is expected to be introduced, leveraging the installed base of current ARRIS CMTS products by providing an efficient upgrade to these systems. Modest shipments of this new product were made in the second quarter but revenue was deferred pending customer acceptance. At the end of second quarter, we had on hand significant orders for third quarter delivery. Assuming customer acceptance, we anticipate significant revenues from the sale of DOCSIS 3.0 CMTS products in the third quarter 2008.

•	We introduced our Universal EdgeQAM D5 late in 2007. Our expectation, based on customer input, was that demand for this product would be robust in the first quarter of 2008 driven by Switched Digital Video (“SDV”) requirements. However, customers, in particular Comcast, have since delayed purchasing decisions. We have expanded our marketing and development efforts to include other applications including Modular CMTS, Broadcast and Video on Demand (“VOD”). We expect that sales of this new product will continue through 2008, but at a slower rate than initially expected. Initial margins on this product will be low until cost reductions can be implemented.
•	We expect demand for EMTAs to remain robust; however, we do not anticipate the growth in aggregate sales that we have enjoyed for the past few years. Many of our customers have now passed through the initial launch stage, and are at “steady state” deployment rates and may not continue to incrementally increase the rate of their purchases. While most of our customers have a multi-vendor strategy, we enjoyed 100% market share with many customers well into 2007. In late 2007, several of our customers awarded a portion of their business to our competitors, which we expect will continue. Our ultimate level of sales of EMTAs will be affected by, but not limited to, such factors as the success our customers have marketing IP telephony to their subscribers, and the success our customers have retaining their IP telephony subscribers as well as our ability to limit the impact of the implementation of a multi-vendor strategy by our customers. We are encouraged by the initial success we are having with our VoIP products in Central and Latin American countries, as competition between large service providers such as Telmex and Telefonica drive the deployment of competitive voice, video and data services. We also anticipate ongoing competition for EMTAs in the future. The deployment of higher speed data service tiers will require new DOCSIS 3.0 capable EMTAs and modems, providing opportunity for sales of a new generation of CPE devices starting in the second half of 2008.

•	Through our acquisition of C-COR in late 2007, we expanded our portfolio to include several key new products that leverage the IP spending of our customers. The Access and Transport products are expected to benefit from the plant upgrades MSOs will undertake to expand the capacity they will require to offer new services to their subscribers. The operations support system (“OSS”) and On-Demand products also are well positioned to provide value added services and operational improvements to the MSOs.
We continue to invest significantly in research and development.
•	We have made significant investments through our research and development efforts in new products and expansion of our existing products. Our primary focus has been on products and services that will enable MSOs to build and operate high-availability, fault-tolerant networks, which allow them to generate greater revenue by offering high-speed data, IP telephony and digital video to both residential and business subscribers. This “success-based” capital expenditure is becoming an increasing portion of the cable operators’ total capital spending. In addition, some MSOs have expressed interest in offering bundled wireless telephony as part of their product offering. This product, known as Fixed Mobile Convergence (FMC), will allow cable subscribers to use mobile phones in their homes, connecting to the MSOs’ VoIP network in the home, and to roam from the home VoIP network to the cellular network outside of the home and back seamlessly. We are developing products to support this new offering.

•	With our late 2007 acquisition of C-COR, our research and development was significantly expanded to include Access and Transport, VOD, Ad Insertion and OSS products. During the first six months of 2008, we spent approximately $55.8 million on research and development, or 10.1% of revenue, which compares to $35.9 million, or 7.4% of revenue, in the same period last year. We expect to continue to spend similar or slightly higher amounts on research and development in the future. We anticipate we may modestly increase our development efforts on VOD and OSS products.

•	Key research and development accomplishments in the first six months of 2008 included:
o	We announced DOCSIS 3.0 certification of the WBM750 Data Modem and the TM702 Voice over IP EMTA. The TM702 also received Packetcable1.5 certification. These key milestones pave the way for operator DOCSIS 3.0 deployments starting in second half of 2008.

o	The ARRIS C4 CMTS reached a critical milestone in releasing the new DOCSIS 3.0 hardware and software for customer field trials.

o	A new release was made available in the second quarter for the ARRIS D5 UEQ platform increasing the density to 72 QAM channels per 2RU chassis, using Hex channel bonding.

o	Access and Transport received formal qualification of the CORWave multi-wavelength optical platform.

o	On-Demand introduced Start Over, a feature that allows a viewer to view a program from the beginning even when they tune in a few minutes late.
At the end of the second quarter, we had cash, cash equivalents and short term investments of approximately $297.8 million.
•	In the first quarter 2008, we announced a share buyback program of up to $100 million. During the first quarter 2008, we repurchased 13 million shares at an average price of $5.84 per share for an aggregate consideration of approximately $76 million. No additional shares were repurchased during the second quarter of 2008.
•	In the first quarter 2008 we redeemed, at par, $35 million of convertible notes we assumed as part of the C-COR acquisition.

•	We generated $40.9 million of cash from operating activities in the first six months of 2008.

•	Through a combination of our cash resources, anticipated cash generation from operating activities and our ability to access capital markets, we continue to be well positioned to execute on strategic opportunities.
Our income statement reflects several significant items year-over- year
•	As a result of the acquisition of C-COR in late 2007, sales, gross margin and operating expenses significantly increased. Below is a table which compares second quarter 2008 results to the estimated ARRIS and C-COR results for the second quarter 2007:
Results for ARRIS and C-COR
(in millions, except gross margin percentages)
(unaudited)

	Three Months Ended June 30,
	ARRIS	ARRIS	C-COR
	2008	2007	2007 (1) (2)

Sales	281.1	252.7	74.4
Gross margin - $	92.9	72.3	33.6
Gross margin - %	33.0%	28.6%	45.2%
SG&A	37.0	26.5	16.3
R&D	27.7	17.8	8.3
Restructuring & impairment	0.2	0.0	0.2
Amortization of intangibles	12.4	0.0	0.8

Operating income	15.6	28.0	8.0
Results for ARRIS and C-COR
(in millions, except gross margin percentages)
(unaudited)

	Six Months Ended June 30,
	ARRIS	ARRIS	C-COR
	2008	2007	2007 (1) (2)

Sales	554.6	488.0	147.4
Gross margin - $	178.1	141.1	66.3
Gross margin - %	32.1%	28.9%	45.0%
SG&A	74.0	50.7	31.2
R&D	55.8	35.9	17.0
Restructuring & impairment	0.6	0.4	0.4
Amortization of intangibles	25.7	0.1	1.6

Operating income	22.0	54.0	16.1

(1)	See C-COR Form 8-K filed with the Securities and Exchange Commission on August 27 2007.

(2)	C-COR gross margin and SG&A have been adjusted to conform to ARRIS accounting policies with respect to freight billed to customers.
•	In the first quarter of 2007, we recorded a net gain of $22.8 million related to the termination of the proposed TANDBERG acquisition. We did not experience a similar event in 2008.

•	In the first quarter of 2007, we recorded a tax expense of $15.6 million, which equates to an effective tax rate of 29.3%. Included in the tax expense are discrete items, per the guidance of Accounting Principles Board (“APB”) Opinion 28, Interim Financial Reporting, related to the terminated TANDBERG

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
•	In the first six months of 2008, we recorded a tax expense of $8.8 million which equates to an effective tax rate of 37.2%. We did not have any discrete items in the first six months of 2008. We anticipate that our average tax rate for 2008 will be approximately 35%. This rate is dependent on Congress enacting legislation, applied retroactively, continuing tax credits relating to Qualified Research Expenditures. If such legislation is not enacted or is not retroactively applied, we believe the effective tax rate will be approximately 38%.
Our outstanding share count has increased year over year reflecting several factors:
•	We issued approximately 25 million shares as partial consideration for the purchase of C-COR in 2007.

•	Partially offsetting the increase was the repurchase of approximately 13 million shares as part of our share buyback program in the first quarter of 2008.
Significant Customers
The vast majority of our sales are to cable system operators worldwide. As the U.S. cable industry continued a trend toward consolidation, the six largest MSOs controlled approximately 89.2% of the revenue generating units (“RGUs”) within the U.S. cable market (according to Dataxis in the third quarter 2007), thereby making our sales to those MSOs critical to our success. Our sales are substantially dependent upon a system operator’s selection of ARRIS’ network equipment, demand for increased broadband services by subscribers, and general capital expenditure levels by system operators. Our two largest customers (including their affiliates, as applicable) are Comcast and Time Warner Cable. From time-to-time, the affiliates included in our revenues from these customers have changed as a result of mergers and acquisitions. Therefore, the revenue for our customers for prior periods has been adjusted to include, on a comparable basis for all periods presented, the affiliates currently understood to be under common control. A summary of sales to these customers for the six month periods ended June 30, 2008 and 2007 are set forth below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)
	2008	2007	2008	2007
Comcast	46.7	95.8	80.9	178.3
% of sales	16.6%	37.9%	14.6%	36.5%

Time Warner Cable	75.2	23.4	146.2	45.8
% of sales	26.8%	9.3%	26.4%	9.4%
No other customer provided more than 10% of total sales for the three or six months ended June 30, 2008.
Comparison of Operations for the Three and Six Months Ended June 30, 2008 and 2007
In general, most comparisons of the period results of 2008 to 2007 will show an increase in amounts due to the incremental impact of the C-COR acquisition in December 2007.

Net Sales
The table below sets forth our net sales for the three and six months ended June 30, 2008 and 2007, for each of our reporting segments (in millions):

	Net Sales				Increase (Decrease) Between 2008 and 2007
	For the Three Months		For the Six Months		For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,		Ended June 30		Ended June 30
	2008	2007	2008	2007	$	%	$	%
Business Segment:
BCS	$190.4	218.3	$380.0	417.4	$(27.9)	(12.8)	$(37.4)	(9.0)
ATS	77.0	34.2	149.9	70.2	42.8	125.1	79.7	113.5
MCS	13.7	0.2	24.7	0.4	13.5	67.5	24.3	6075.0

Total sales	$281.1	$252.7	$554.6	$488.0	$28.4	11.2	$66.6	13.6

The table below sets forth our domestic and international sales for the three and six months ended June 30, 2008 and 2007 (in millions):

	Net Sales				Increase (Decrease) Between 2008 and 2007
	For the Three Months		For the Six Months		For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,		Ended June 30		Ended June 30
	2008	2007	2008	2007	$	%	$	%
Domestic	$194.1	$184.9	$382.9	$359.7	$9.2	5.0	$23.2	6.4
International	87.0	67.8	171.7	128.3	19.2	28.3	43.4	33.8

Total sales	$281.1	$252.7	$554.6	$488.0	$28.4	11.2	$66.6	13.6

Broadband Communication Systems (“BCS”) Net Sales 2008 vs. 2007
During the three and six months ended June 30, 2008, sales of our BCS segment products decreased by approximately 12.8% and 9.0%, respectively, as compared to the same periods in 2007. The following factors contributed to the decrease in sales:
•	We had lower sales to Comcast of both CMTS and EMTAs. Sales to Comcast of EMTAs were immaterial in the first quarter and, as expected, increased in the second quarter 2008. Sales of CMTS to Comcast in the second quarter 2008 were insignificant and are expected to increase in conjunction with the launch of our DOCSIS 3.0 product in the third quarter of 2008.

•	The declines associated with Comcast were partially offset by gains at several customers, notably Time Warner, Charter and certain international customers.
Access, Transport and Supplies (“ATS”) Net Sales 2008 vs. 2007
Access, Transport and Supplies segment revenue increased by approximately 125.1% and 113.5%, respectively, as compared to the same periods in 2007:
•	The increase was the result of the acquisition of C-COR. In 2007, we estimate that C-COR recorded sales associated with this segment of approximately $58.5 million and $116.0 million for the three and six month periods of 2007, respectively.

•	Sales in 2007 in this segment consisted of sales of our Supplies products. Year over year sales of these products have declined primarily as a result of lower purchases by MSOs for new plant and extension equipment reflecting the softness in new home sales in the U.S.
Media & Communication Systems (“MCS”) Net Sales 2008 vs. 2007
Media & Communication Systems revenue increased in the second quarter of 2008 and the first six months of the year, as compared to the same periods in 2007. This increase is primarily attributable to the C-COR acquisition.

Gross Margin
The table below sets forth our gross margin for the three and six months ended June 30, 2008 and 2007, for each of our reporting segments (in millions):

	Gross Margin $				Increase (Decrease) Between 2008 and 2007
	For the Three Months		For the Six Months		For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,		Ended June 30		Ended June 30
	2008	2007	2008	2007	$	%	$	%
Business Segment:
BCS	$61.5	$66.4	$119.5	$128.8	$(4.9)	7.4	$(9.3)	7.2
ATS	23.9	6.1	45.7	12.5	17.8	291.8	33.2	265.6
MCS	7.5	(0.1)	12.9	(0.2)	7.6	7600.0	13.1	6550.0

Total	$92.9	$72.4	178.1	$141.1	$20.5	28.3	$37.0	26.2

The table below sets forth our gross margin percentages for the three and six months ended June 30, 2008 and 2007, for each of our reporting segments:

	Gross Margin %				Increase (Decrease) Between 2008 and 2007
	For the Three Months		For the Six Months		For the Three Months	For the Six Months
	Ended June 30,		Ended June 30,		Ended June 30	Ended June 30
	2008	2007	2008	2007	Percentage Points
Business Segment:
BCS	32.3%	30.4%	31.4%	30.9%	1.9	0.5
ATS	31.0%	17.7%	30.5%	17.8%	13.3	12.7
MCS	54.8%	(56.5)%	52.2%	(54.3)%	111.3	106.5
Total	33.0%	28.6%	32.1%	28.9%	4.4	3.2
Broadband Communications Systems Gross Margin 2008 vs. 2007
Broadband Communications Systems segment gross margin dollars decreased, while gross margin percentage increased year over year:
•	The reduction in gross margin dollars was the result of lower sales, primarily EMTAs.

•	The increase in gross margin percentage reflects product mix and cost reductions. In particular, in both the three and six month periods in 2008 we sold proportionately more CMTSs than EMTAs. CMTS products have a higher gross margin percentage than EMTAs.
Access, Transport and Supplies Gross Margin 2008 vs. 2007
The Access, Transport and Supplies segment gross margin dollars and percentage increased year over year:
•	As a result of the C-COR acquisition, revenues and gross margin dollars increased significantly year over year. The increase in gross margin percentage was the result of the addition of higher margin Access and Transport products which we added to our portfolio as part of the C-COR acquisition.

•	Supplies gross margin dollars are lower in both the three and six month periods as a result of lower sales.
Media & Communications Systems Gross Margin 2008 vs. 2007
Media & Communications Systems segment gross margin dollars and percentage increased year over year:
•	The increases are attributable to the VOD and OSS products we added to our portfolio as a result of the C-COR acquisition.

Operating Expenses
The table below provides detail regarding our operating expenses (in millions):

	Operating Expenses				Increase (Decrease) Between 2008 and 2007
	For the Three Months		For the Six Months		For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,		Ended June 30		Ended June 30
	2008	2007	2008	2007	$	%	$	%
SG&A	$37.0	$26.4	$74.0	$50.7	$10.5	39.6	$23.3	46.0
Research & development	27.7	17.8	55.8	35.9	9.9	55.6	19.9	55.4
Restructuring & impairment	0.2	0.0	0.6	0.4	0.2	0.0	0.2	50.0
Amortization of intangibles	12.4	0.1	25.7	0.1	12.4	0.0	25.6	25600.0

Total	$77.3	$44.3	$156.1	$87.1	$33.0	74.5	$69.0	79.2

Selling, General, and Administrative, or SG&A, Expenses
The year over year increase in SG&A expense reflects:
•	The inclusion of expenses associated with the former C-COR.

•	For the first six months of 2008, SG&A expenses declined by approximately $7.9 million when compared to the combined expenses of ARRIS and the former C-COR for the first six months of 2007. The decline predominately reflects synergies achieved as a result of the combination of the two companies.

•	Legal expenses increased by approximately $3.7 million year over year for the first six months as a result increased costs associated with various matters (see Legal Proceedings). We anticipate that this trend may continue.
Research & Development Expenses
We continue to aggressively invest in research and development. Our primary focus is on products that allow MSOs to capture new revenues and reduce operating costs. The increase in research and development expense reflects:
•	The inclusion of expenses associated with the former C-COR.

•	For the first six months research and development expenses increased by $2.9 million when compared to the combined expenses of ARRIS and the former C-COR.

•	We anticipate that we may modestly increase our R&D spending as a combined company, particularly on Video on Demand and OSS products.
Restructuring and Impairment Charges
On a quarterly basis, we review our existing restructuring accruals and make adjustments if necessary. For the three and six month periods ending June 30, 2008, we recorded $0.2 million and $0.6 million, respectively, related to severance for the C-COR acquisition. For the six month period ending June 30, 2007, we recorded $0.4 related to changes in estimates associated with real estate leases. The entire $0.4 million was recorded in the first quarter of 2007 and therefore no expense was recorded in the second quarter of 2007.
Amortization of Intangibles
Intangibles amortization expense for the three months ended June 30, 2008 and 2007 was $12.4 million and $0.1 million, respectively. For the six months ended June 30, 2008 and 2007 intangible amortization expense was $25.7 million and $0.1 million, respectively. Our intangible expense for 2008 represents the amortization of intangible assets acquired as a result of the C-COR acquisition in December 2007. Our intangible expense for 2007 represents the amortization of existing technology acquired as a result of the cXm Broadband acquisition in the second quarter of 2005, which were fully amortized by the end of 2007.

Other Expense (Income)
Interest Expense
Interest expense for the three months ended June 30, 2008 and 2007 was $1.7 million and $1.7 million, respectively. For the six months ended June 30, 2008 and 2007, interest expense was $3.2 million and $3.3 million, respectively. Interest expense reflects interest and the amortization of deferred finance fees associated with our $276.0 million 2% convertible subordinated notes. As a result of our implementation of FSP ABP 14-1, we expect interest expense to increase in 2009. See Note 2 of the Consolidated Financial Statements.
Loss (Gain) in Foreign Currency
During the three months and six months ended June 30, 2008, we recorded a foreign currency loss (gain) of approximately $0.4 million and $(0.6) million, respectively. During the three and six months ended June 30, 2007, we recorded a foreign currency loss (gain) of approximately $(0.1) million and $0.2 million, respectively. The gains and losses are primarily driven by the fluctuation of the value of the euro, as compared to the U.S. dollar, as we had several European customers whose receivables and collections are denominated in euros. We have implemented a hedging strategy to mitigate the monetary exchange fluctuations from the time of invoice to the time of payment, and have occasionally entered into forward contracts based on a percentage of expected foreign currency receipts.
Interest Income
Interest income during the three months ended June 30, 2008 and 2007 was $1.7 million and $6.5 million, respectively. During the six months ended June 30, 2008 and 2007, interest income was $4.4 million and $12.9 million, respectively. The income reflects interest earned on cash, cash equivalents and short term investments. Interest income decreased year over year as result of: 1) having less cash on hand due to the use of approximately $290 million of cash to partially fund the C-COR acquisition, $76 million to fund share repurchases, and $35 million to redeem the convertible notes assumed as part of the C-COR acquisition and 2) lower interest rates in 2008 as compared to 2007.
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
Other Expense
Other expense for the three months ended June 30, 2008 and 2007 was $0.1 million and $0.1 million, respectively. For the six months ended June 30, 2008 and 2007 other expense was $0.0 million and $0.1 million, respectively. Other expense relates primarily to bank fees.
Income Taxes
In the three and six months ended June 30, 2008, we recorded income tax expense of $5.5 million and $8.8 million, respectively, as compared to the same periods in 2007, when we recorded $11.1 and $26.7 million, respectively. See Note 14 of the Notes to the Consolidated Financial Statements for additional information about income taxes.
We anticipate that the effective tax rate for full year 2008 will be approximately 35%. This rate is dependent upon Congress enacting legislation, applied retroactively, continuing Qualified Research Expenditures. If such legislation is not enacted or is not retroactively applied, we believe the effective tax rate will be approximately 38%.

Financial Liquidity and Capital Resources
Overview
One of our key strategies is to maintain and improve our capital structure. The key metrics we focus on are summarized in the table below:
Liquidity & Capital Resources Data

	Six Months Ended June 30,
	2008	2007
	(in millions, except DSO and turns)
Key Working Capital Items
Cash provided by operating activities	$40.9	$23.9
Cash, cash equivalents, and short-term investments	$297.8	$604.3
Accounts receivable, net	$168.7	$120.7
Days Sales Outstanding (“DSOs”)	55	44
Inventory, net	$147.7	$90.5
Inventory turns	5.4	7.5
Inventory & Accounts Receivable
We use turns to evaluate inventory management and days sales outstanding, or DSOs, to evaluate accounts receivable management.
Accounts receivable increased year over year. Several factors have led to the increase:
•	The 2008 accounts receivable includes sales associated with the former C-COR products, which were not included in 2007.

•	As part of ongoing commercial discussions with certain customers, we have in some instances changed our standard business practice with respect to payment terms and, as result, our DSOs increased in the first half of 2008 as compared to the same period in 2007.

•	The growth in our international sales resulted in higher DSOs as international customers typically have longer payment terms.
Looking forward, it is possible that our DSOs may modestly increase further dependent upon our customer mix.
Inventory increased in the first half of 2008 as compared to 2007 as the result of several factors:
•	We acquired approximately $28.1 million of inventory upon closing of the C-COR transaction in December 2007.

•	As a result of lower sales than anticipated, our inventory levels increased. We expect to reduce these levels in future periods.

•	Inventory turns decreased in 2008 as compared to 2007 as a result of higher inventory levels and product mix.
Inventory turns may modestly improve in the future as a result of an anticipated increase in sales.
Summary of Current Liquidity Position and Potential for Future Capital Raising
We believe our current liquidity position, where we have approximately $297.8 million of cash, cash equivalents, and short-term investments on hand as of June 30, 2008, together with the prospects for continued generation of cash from operating activities are adequate for our short- and medium-term business needs. However, a key part of our overall long-term strategy may be implemented through additional acquisitions, and a portion of these funds may be used for that purpose. Should our available funds be insufficient for those purposes, it is possible that we will raise capital through private, or public, share or debt offerings.

Commitments
Our contractual obligations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007. There were no material changes to our contractual obligations during the first half of 2008.
Cash Flow
Below is a table setting forth the key line items of our Consolidated Statements of Cash Flows (in millions):

	For the Six Months Ended
	June 30 (unaudited),
	2008	2007
Cash provided by operating activities	$40.9	$23.9
Cash provided by (used in) investing activities	39.6	(57.0)
Cash provided by (used in) financing activities	(114.0)	15.5

Net (decrease) in cash	$(33.5)	$(17.6)

Operating Activities:
Below are the key line items affecting cash from operating activities (in millions):

	For the Six Months Ended
	June 30, (unaudited)
	2008	2007
Net income	$14.8	$60.9
Adjustments to reconcile net income to cash provided by (used in ) operating activities	46.7	(9.1)

Net income including adjustments	61.5	51.8
Decrease/(Increase) in accounts receivable	(0.7)	(6.0)
Decrease/ (Increase) in inventory	(14.4)	3.7
Decrease /(Increase) in accounts payable and accrued liabilities	4.5	(17.8)
All other — net	(10.0)	(7.8)

Cash provided by operating activities	$40.9	$23.9

Net income, including adjustments, increased $9.7 million during the first half of 2008 as compared to 2007. Our net income before depreciation and amortization decreased approximately $15.5 million in the first half of 2008 as compared to 2007. However, net income in the first half of 2007 included gains of $22.8 million associated with the terminated TANDBERG transaction and $6.5 million of excess tax benefits from stock based compensation plans.
Accounts receivable increased in the first half of 2008. As part of ongoing commercial discussions with certain customers, we have in some instances changed our standard business practice with respect to payment terms and, as result, our DSOs have been increasing in 2008. Accounts receivable increased in the first half of 2007 as a result of higher sales in comparison to the fourth quarter of 2006.
The increase in accounts payable and accrued liabilities in the first six months of 2008 is due to the C-COR acquisition, including gross purchase accounting impacts in deferred revenue. The decline in the first half of 2007 in accounts payable and accrued liabilities reflects the payment of annual bonuses in the first half coupled with normal timing variations associated with payment of accounts payable.

Investing Activities:
Below are the key line items affecting investing activities (in millions):

	Six Months Ended
	June 30 (unaudited),
	2008	2007
Capital expenditures	$(11.8)	$(7.1)
Proceeds from termination of TANDBERG Television acquisition, net of payments	—	22.9
Cash paid for acquisition	(4.4)	—
Cash proceeds from sale of property, plant & equipment	0.2	—
Purchases of short-term investments	(16.9)	(197.9)
Disposals of short-term investments	72.5	125.1

Cash provided by (used in) investing activities	$39.6	$(57.0)

Capital Expenditures –
Capital expenditures are mainly for test equipment, manufacturing equipment, leasehold improvements, computer equipment, and business application software. We anticipate investing approximately $25 million in fiscal year 2008. This increase over 2007 is primarily a result of the C-COR acquisition.
Proceeds from Termination of TANDBERG Television Acquisition, Net of Payments –
This represents the cash proceeds we received from the breakup fee of the proposed acquisition, foreign exchange gains associated with the transaction, and related costs we incurred in association with the proposed transaction.
Cash Paid for Acquisition –
This represents the cash expenditures for expenses incurred in connection with the C-COR acquisition during the first six months of 2008.
Purchases and Disposals of Short-Term Investments –
This represents purchases and disposals of short-term securities.
Financing Activities:
Below are the key line items affecting our financing activities (in millions):

	For the Six Months Ended
	June 30 (unaudited),
	2008	2007
Payment of debt and capital lease obligations	$(35.2)	—
Repurchase of common stock	(76.0)	—
Excess tax benefits from stock-based compensation plans	—	6.5
Employer repurchase of shares to satisfy minimum tax withholdings	(1.0)	(1.7)
Fees and proceeds from issuance of common stock, net	(1.8)	10.7

Cash provided by (used in) financing activities	$(114.0)	$15.5

Payment of Debt and Capital Lease Obligation -
As part of the C-COR acquisition in December 2007, we assumed $35.0 million of 3.5% senior unsecured convertible notes due December 31, 2009. Interest on the notes was payable semi-annually on June 30 and December 30. Each note was convertible by the holder, at its option, into shares of ARRIS’ common stock at a conversion rate of 92.9621 shares per one thousand dollars of principal amount of the note, for an aggregate of 3,253,674 potential common shares. The Notes were redeemed on January 14, 2008.

Repurchase of Common Stock -
As announced on February 19, 2008, our Board of Directors approved the repurchase of up to $100 million of our common stock. During the first quarter of 2008, we acquired approximately 13 million shares at a cost of $76 million. No repurchases were made during the second quarter of 2008. The unexpended portion of the original authorization is $24 million.
Employer Repurchase of Shares to Satisfy Minimum Tax Withholdings-
This represents the minimum shares withheld to satisfy the minimum tax withholding when restricted stock vests.
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
Interest Rates
As of June 30, 2008, we did not have any floating rate indebtedness or outstanding interest rate swap agreements.
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
We have certain international customers who are billed in their local currency. We use a hedging strategy and enter into forward or currency option contracts based on a percentage of expected foreign currency revenues. The percentage can vary, based on the predictability of the revenues denominated in foreign currencies.
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
ARRIS executes letters of credit in favor of certain landlords and vendors to guarantee performance on lease and insurance contracts. Additionally, we have cash collateral account agreements with our financial institutions as security against potential losses with respect to our foreign currency hedging activities. The letters of credit and cash collateral accounts are reported as restricted cash. As of June 30, 2008 and December 31, 2007, we had approximately $7.1 million and $7.0 million outstanding, respectively, of cash collateral.
Cash, Short-Term Investments and Available-For-Sale Investments
Our cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) are primarily held in money market funds that pay either taxable or non-taxable interest. We hold short-term investments consisting of debt securities classified as available-for-sale, which are stated at estimated fair value. These debt securities consist primarily of commercial paper, auction rate securities, certificates of deposits, and variable rate demand financial instruments. Auction rate securities, paying either taxable or non-taxable interest, generally have long-term maturities beyond three months but are priced and traded as short-term instruments. At December 31, 2007, ARRIS had $30.3 million invested in auction rate securities, all of which were classified as short-term investments. As of June 30, 2008, we had approximately $4.7 million of auction rate securities outstanding at fair value, classified as long-term investments. We are uncertain of when we will be able to liquidate the remaining $4.7 million of auction rate securities because they have failed at auction. Therefore, ARRIS has classified the investment as long-term. These securities are a single student loan issue rated AAA and is guaranteed by the federal government. Applying the provisions of SFAS 157, we analyzed the fair value of the security as of June 30, 2008. We have concluded that the fair value is approximately $4.7 million, which compares to a face value of $5.0 million. We will continue to evaluate the fair value of this security and mark it to market accordingly.
From time to time, we held certain investments in the common stock of publicly-traded companies, which were classified as available-for-sale. As of June 30, 2008 and December 31, 2007, our holdings in these investments were zero. Changes in the market value of these securities are typically recorded in other comprehensive income and gain or losses on related sales of these securities are recognized in income.
We previously offered a deferred compensation arrangement, which allowed certain employees to defer a portion of their earnings and defer the related income taxes. As of December 31, 2004, the plan was frozen and no further contributions are allowed. The deferred earnings are invested in a “rabbi trust,” and are accounted for in accordance with Emerging Issues Task Force Issue No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested. A rabbi trust is a funding vehicle used to protect the deferred compensation from various events (but not from bankruptcy or insolvency). Upon the acquisition of C-COR, we also acquired rabbi trust assets related to a C-COR deferred compensation plan. As of December 31, 2007, the plan was frozen and no further contributions are allowed. At June 30, 2008 and December 31, 2007, ARRIS had an accumulated unrealized gain related to the rabbi trusts of approximately $66 thousand and $20 thousand, respectively, included in other comprehensive income.
Capital Expenditures
Capital expenditures are made at a level designed to support the strategic and operating needs of the business. ARRIS’ capital expenditures were $11.8 million in the first half of 2008 as compared to $7.1 million in the first half of 2007. The increase is the result of the acquisition of C-COR. ARRIS had no significant commitments for capital expenditures at June 30, 2008. Management expects to invest approximately $25 million in capital expenditures for the fiscal year 2008.
Critical Accounting Estimates
The accounting and financial reporting policies of the ARRIS are in conformity with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management has discussed the development and selection of the Company’s critical accounting estimates with the audit committee of the Company’s Board of Directors and the audit committee has reviewed the Company’s related disclosures. Our critical accounting policies and estimates are disclosed extensively in our Form 10-K for the year ended December 31, 2007, as filed with the SEC. Our critical accounting estimates have not changed in any material respect during the six months ended June 30, 2008.
Forward-Looking Statements
We make numerous forward-looking statements throughout this report, including statements with respect to strategy, expected changes in sales levels of different products, product development plans, gross margin levels, expense levels, income taxes, acquisitions and liquidity. Frequently these statements are introduced with words such as “assume,” “may,” “expect,” “likely,” “will,” “believe,” “estimate,” “project,” “anticipate,” “intend,” “plan,” “continue,” “could be,” or “predict.” Actual results may differ materially from those suggest by the forward-looking statements that we make for a number of reasons including those described in Part II, Item 1A, “Risk Factors” of this Report.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various market risks, including interest rates and foreign currency rates. The following discussion of our risk-management activities includes “forward-looking statements” that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.
We have, in our investment portfolio, one non-taxable auction rate security, that is classified as a long term investment. Although these types of securities have maturity dates of 15 to 30 years, they have certain characteristics of short-term investments as the interest rates reset every 7, 28, or 35 days. Due to the short duration of these investments, a movement in market interest rates would not have a material impact on our operating results. However, it is possible that a security will fail to reprice at the scheduled auction date. In these instances, we are entitled to receive a higher interest rate above market and the auction rate security will be held until the next successful scheduled auction date. At December 31, 2007 ARRIS had $30.3 million invested in auction rate securities. For the first six months of 2008, we successfully liquidated, at par, a net of $25.3 million of the auction rate securities. However, on July 30, 2008, an auction rate security of approximately $5.0 million failed to reprice for the fifth time. ARRIS continues to hold this security as of June 30, 2008. As a result of the unsuccessful auctions, the reset interest rate has been increased to above market and the next auction is scheduled for September 4, 2008. We may not be able to access these funds until a successful auction occurs. We have recorded an impairment charge of $0.3 in the current period reflecting our current view of the decline in market value of this security.
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
We have certain international customers who are billed in their local currency. Changes in the monetary exchange rates may adversely affect our results of operations and financial condition. To manage the volatility relating to these typical business exposures, we may enter into various derivative transactions, when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. The euro and the yen are the predominant currencies of those customers who are billed in their local currency. Taking into account the effects of foreign currency fluctuations of the euro versus the dollar, a hypothetical 10% weakening of the U.S. dollar (as of December 31, 2007) would provide a gain on foreign currency of approximately $1.6 million. Conversely, a hypothetical 10% strengthening of the U.S. dollar would provide a loss on foreign currency of approximately $1.6 million. There were no material changes in this market risk since December 31, 2007. The actual impact of foreign exchange rate changes will depend on, among other factors, the timing of rate changes and changes in the volume and mix of the our business. As of June 30, 2008, we had no material contracts, other than accounts receivable, denominated in foreign currencies.
We regularly review our forecasted sources and uses of foreign currencies and enter into option contracts when appropriate. As of June 30, 2008, we had option collars outstanding with notional amounts totaling 17.0 million Euros, which mature through 2008.
Item 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, such officers concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective as contemplated by the Act.
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
On February 2, 2007, GPNE Corp. (“GPNE”) filed a patent infringement lawsuit against Time Warner Inc., Comcast and Charter, in the United States District Court for the Eastern District of Texas. In its suit, GPNE alleges that certain DOCSIS® standard products and services sold or used by the defendants infringe a GPNE patent. These suits were dismissed without prejudice. To date ARRIS has not been named a defendant, nor has ARRIS received a formal request for formal indemnification. However, we believe it is likely that the claims will be reasserted and that the defendants will make indemnification requests, as well as a request to contribute to the legal costs and expenses of the litigation. ARRIS, Cisco and Thomson filed a Declaratory Judgment action in the District Court of Delaware seeking to have the court declare the patents not infringed. The parties to the DJ have been negotiating and appear to have reached an agreement in principal which would result in a license to the suppliers for the GPNE patents. ARRIS has fully reserved for the anticipated settlement amount that ARRIS would have to pay. Should the settlement negotiations collapse, it is premature to assess the likelihood of a favorable outcome. In the event of an adverse outcome, ARRIS and other similarly situated suppliers of DOCSIS® compliant products could be required to indemnify its customers, pay royalties, and/or cease using certain technology. Also, an adverse outcome may require a change in the DOCSIS® standards to avoid using the patented technology.
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
The markets for broadband communication systems are extremely competitive and dynamic, requiring the companies that compete in these markets to react quickly and capitalize on change. This requires us to retain skilled and experienced personnel as well as to deploy substantial resources toward meeting the ever-changing demands of the industry. We compete with national and international manufacturers, distributors and wholesalers including many companies that are larger than we are. Our major competitors include:
•	Ambit Microsystems;Aurora Networks;

•	Big Band Networks;

•	Cisco Systems, Inc.;

•	Commscope, Inc;

•	Concurrent Computer Corporation;

•	Ericsson (TandbergTV);

•	Harmonic, Inc.;

•	Motorola, Inc.;

•	SeaChange, Inc.;

•	Thomson; and

•	TVC Communications, Inc.
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
Our two largest customers (including their affiliates, as applicable) are Comcast, and Time Warner Cable. For the six months ended June 30, 2008, sales to Comcast accounted for approximately 14.6%, and sales to Time Warner Cable accounted for approximately 26.4% of our total revenue. The loss of any of these customers, or one of our other large customers, or a significant reduction in the products or services provided to any of them would have a material adverse impact on our business. For each of these customers, we also are one of their largest suppliers. A consequence of that, if from time-to-time customers elect to purchase products from our competitors in order to diversify their supplier base and to dual-source key products or to curtail purchasing due to budgetary or market conditions, such decisions could have material consequences to our business. In addition, because of the magnitude of our sales to these customers the terms and timing of our sales are heavily negotiated, and even minor changes can have a significant impact upon or business.
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

Item 4. Submission of Matters to a Vote of Security Holders
At the Annual Meeting of Shareholders of ARRIS Group, Inc., held on May 28, 2008:
An election of seven Directors was held, and the shares so present were voted as follows for the election of each of the following:

	Number of	Number of
	Shares	Shares
	Voted For	Withheld
Alex B. Best	103,976,605	6,640,570
Harry L. Bosco	109,331,827	1,285,348
John Anderson Craig	103,972,962	6,644,213
Matthew B. Kearney	109,332,119	1,285,056
William H. Lambert	100,196,725	10,420,450
John R. Petty	105,546,849	5,070,326
Robert J. Stanzione	105,576,627	5,040,548
David A. Woodle	105,577,737	5,039,438
A proposal was made to approve the 2008 Stock Incentive Plan, and the shares so present were voted as follows:

Number of
	Number of		Number of	Shares
	Shares	Number of Shares	Shares	Broker Non-
	Voted For	Voted Against	Abstain	vote

Approval of the 2008 Stock Incentive Plan	68,885,790	21,808,996	359,460	19,562,929
A proposal was made to approve the retention of Ernst & Young LLP as the independent registered public accounting firm for ARRIS Group, Inc. for 2007, and the shares so present were voted as follows:

	Number of	Number of Shares	Number of
	Shares Voted For	Voted Against	Shares Abstain

Approval of the retention of Ernst & Young LLP	105,031,702	5,521,710	63,763
Item 6. EXHIBITS

Exhibit No.	Description of Exhibit

10.15	2008 Stock Incentive Plan, filed herewith

31.1	Section 302 Certification of Chief Executive Officer, filed herewith

31.2	Section 302 Certification of Chief Financial Officer, filed herewith

32.1	Section 906 Certification of Chief Executive Officer, filed herewith

32.2	Section 906 Certification of Chief Financial Officer, filed herewith

SIGNATURES
Pursuant to the requirements the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARRIS GROUP, INC.

/s/ David B. Potts David B. Potts Executive Vice President, Chief Financial Officer, Chief Accounting Officer, and Chief Information Officer
Dated: August 7, 2008