Form 10-Q
period 2008-09-30
ARRIS GROUP INC
filed 2008-11-06
CIK 1141107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
For the quarter ended September 30, 2008
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
As of October 31, 2008, 122,847,451 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

ARRIS GROUP, INC.
FORM 10-Q
For the Three and Nine Months Ended September 30, 2008

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
ARRIS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$305,987	$323,797
Short-term investments, at fair value	23,571	68,011

Total cash, cash equivalents and short-term investments	329,558	391,808
Restricted cash	5,768	6,977
Accounts receivable (net of allowances for doubtful accounts of $3,132 in 2008 and $2,826 in 2007)	168,121	166,953
Other receivables	5,180	4,330
Inventories (net)	141,564	131,792
Prepaids	5,156	5,856
Current deferred income tax assets	37,999	44,939
Other current assets	20,167	4,841

Total current assets	713,513	757,496
Property, plant and equipment (net of accumulated depreciation of $99,137 in 2008 and $83,644 in 2007)	60,268	59,156
Goodwill	449,418	455,352
Intangibles (net of accumulated amortization of $144,021 in 2008 and $109,167 in 2007)	236,689	269,893
Investments	15,086	8,592
Noncurrent deferred income tax assets	3,312	3,459
Other assets	8,980	8,001

	$1,487,266	$1,561,949

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,304	$58,852
Accrued compensation, benefits and related taxes	21,831	26,177
Accrued warranty	7,554	8,298
Deferred revenue	24,974	8,474
Current portion of long-term debt	234	35,305
Other accrued liabilities	25,490	42,121

Total current liabilities	134,387	179,227
Long-term debt, net of current portion	276,371	276,765
Accrued pension	10,622	10,455
Noncurrent income taxes payable	10,128	6,322
Noncurrent deferred income tax liabilities	42,337	45,255
Other long-term liabilities	15,655	18,158

Total liabilities	489,500	536,182
Stockholders’ equity:
Preferred stock, par value $1.00 per share, 5.0 million shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share, 320.0 million shares authorized; 122.8 million and 132.4 million shares issued and outstanding in 2008 and 2007, respectively	1,360	1,356
Capital in excess of par value	1,102,112	1,093,498
Treasury stock at cost, 13 million shares in 2008 and 51 thousand shares in 2007	(75,960)	(572)
Accumulated deficit	(26,076)	(64,993)
Unrealized gain (loss) on marketable securities	(128)	20
Unfunded pension losses	(3,358)	(3,358)
Cumulative translation adjustments	(184)	(184)

Total stockholders’ equity	997,766	1,025,767

	$1,487,266	$1,561,949

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data and percentages)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	$297,551	$254,662	$852,167	$742,633
Cost of sales	191,417	185,828	567,901	532,676

Gross margin	106,134	68,834	284,266	209,957
Gross margin %	35.7%	27.0%	33.4%	28.3%
Operating expenses:
Selling, general and administrative expenses	33,012	23,778	107,040	74,408
Research and development expenses	27,473	17,797	83,257	53,684
Restructuring	202	—	782	421
Amortization of intangibles	9,146	57	34,854	173

Total operating expenses	69,833	41,632	225,933	128,686
Operating income	36,301	27,202	58,333	81,271
Other expense (income):
Interest expense	1,738	1,683	4,964	5,003
Loss (gain) on investments	37	(3,453)	210	(4,878)
Interest income	(1,504)	(6,307)	(5,891)	(19,249)
Loss (gain) on foreign currency	382	(112)	(258)	64
Gain related to terminated acquisition, net of expenses	—	—	—	(22,835)
Other expense (income), net	(72)	215	(43)	331

Income from continuing operations before income taxes	35,720	35,176	59,351	122,835
Income tax expense	11,645	7,654	20,434	34,395

Net income from continuing operations	24,075	27,522	38,917	88,440
Income from discontinued operations	—	330	—	330

Net income	$24,075	$27,852	$38,917	$88,770

Net income per common share -
Basic:
Income from continuing operations	$0.20	$0.25	$0.31	$0.81
Income from discontinued operations	—	0.00	—	0.00

Net income	$0.20	$0.25	$0.31	$0.81

Diluted:
Income from continuing operations	$0.19	$0.25	$0.31	$0.79
Income from discontinued operations	—	0.00	—	0.00

Net income	$0.19	$0.25	$0.31	$0.79

Weighted average common shares:
Basic	122,922	110,178	125,466	109,354

Diluted	125,420	112,085	127,249	111,595

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2008	2007
Operating activities:
Net income	$38,917	$88,770
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,521	8,003
Amortization of intangibles	34,854	173
Stock compensation expense	8,286	8,710
Deferred income tax provision	10,461	14,319
Amortization of deferred finance fees	835	836
Provision for doubtful accounts	365	484
Gain related to previously written off receivables	—	(377)
Gain on discontinued product line	—	(330)
Loss (gain) on disposal of fixed assets	(15)	167
Loss (gain) on investments	210	(4,878)
Gain related to terminated acquisition, net of expenses	—	(22,835)
Excess tax benefits from stock-based compensation plans	(145)	(8,269)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	143	(15,396)
Other receivables	(4,001)	(2,444)
Inventory	(7,994)	(24,001)
Income taxes payable/recoverable	(657)	(7,695)
Accounts payable and accrued liabilities	(5,985)	(24,385)
Prepaids and other, net	(4,431)	(262)

Net cash provided by operating activities	86,364	10,590

Investing activities:
Purchases of property, plant and equipment	(16,444)	(11,138)
Cash paid for acquisitions, net of cash acquired	(10,066)	—
Cash proceeds from sale of property, plant and equipment	250	3
Cash proceeds from sale of short-term investments	16	—
Cash received related to terminated acquisition, net of expenses paid	—	10,554
Cash paid for hedge related to terminated acquisition	—	(26,469)
Cash proceeds from hedge related to terminated acquisition	—	38,750
Purchases of short-term investments	(82,998)	(295,626)
Disposals of short-term investments	122,470	162,902
Purchases of investment securities	(4,000)	—

Net cash provided by (used in) investing activities	9,228	(121,024)

Financing activities:
Payment of debt and capital lease obligations	(35,518)	—
Repurchase of common stock	(75,913)	—
Excess tax benefits from stock-based compensation plans	145	8,269
Employer repurchase of shares to satisfy minimum tax withholdings	(1,035)	(3,092)
Fees and proceeds from issuance of common stock, net	(1,081)	14,347

Net cash provided by (used in) financing activities	(113,402)	19,524
Net decrease in cash and cash equivalents	(17,810)	(90,910)
Cash and cash equivalents at beginning of period	323,797	461,618

Cash and cash equivalents at end of period	$305,987	$370,708

Noncash investing and financing activities:
Net tangible assets acquired, excluding cash	14,238	—
Intangible assets acquired, including goodwill	(4,172)	—

Cash paid for acquisitions, net of cash acquired	$10,066	$—

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Organization and Basis of Presentation
ARRIS Group, Inc. (together with its consolidated subsidiaries, except as the context otherwise indicates, “ARRIS” or the “Company”), is an international communications technology company, headquartered in Suwanee, Georgia. ARRIS operates in three business segments, Broadband Communications Systems, Access, Transport & Supplies, and Media & Communications Systems, specializing in integrated broadband network solutions that include products, systems and software for content and operations management (including video on demand, or VOD), and professional services. ARRIS is a leading developer, manufacturer and supplier of telephony, data, video, construction, rebuild and maintenance equipment for the broadband communications industry. In addition, ARRIS is a leading supplier of infrastructure products used by cable system operators to build-out and maintain hybrid fiber-coaxial (“HFC”) networks. The Company provides its customers with products and services that enable reliable, high-speed, two-way broadband transmission of video, telephony, and data.
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
Note 2. Impact of Recently Issued Accounting Standards
In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (including Partial Cash Settlement). The FSP requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), commonly referred to as an Instrument C under Emerging Issues Task Force (“EITF”) Issue No. 90-19, “Convertible Bonds with Issuer Options to Settle for Cash Upon Conversion,” to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented (retroactive restatement) pursuant to the guidance in Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections.” The FSP will impact the accounting treatment of the Company’s 2% convertible senior subordinated notes due 2026 by (1) shifting a portion of the convertible notes balances to capital in excess of par value, (2) creating a discount on the convertible notes that would be amortized through interest expense over the life of the convertible notes, thus significantly increasing interest expense and (3) therefore, reducing net income and basic and diluted earnings per shares within the Company’s consolidated statements of operations. The Company will adopt the requirements of the FSP on January 1, 2009. The Company is currently evaluating the impact that the adoption of FSP APB14-1 will have on its consolidated financial statements.
Also in May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the GAAP hierarchy). SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS No. 162 to have a material impact on its financial statements.
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
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 was effective for the Company on January 1, 2008. However, in February 2008, the FASB released FASB Staff Position FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 for ARRIS’ financial assets and liabilities did not have a material impact on its consolidated financial statements. ARRIS does not expect the adoption of SFAS No. 157 for its non-financial assets and liabilities on January 1, 2009 to have a material impact on the consolidated financial statements.
Note 3. Investments
Investments classified as available for sale securities as of September 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	Fair Value
	As of September 30,	As of December 31,
	2008	2007
	(Unaudited)
Current Assets:
Commercial paper	$19,974	$11,833
Auction rate securities	—	30,270
Certificates of deposit	1,997	9,807
U.S. Government agency bonds	—	9,574
Corporate obligations	—	3,447
Asset-backed securities	—	2,974
Equity securities	—	106
Variable rate demand notes	1,600	—

Total classified as current assets	23,571	68,011

Non-Current Assets:
Cash surrender value of company owned life insurance	2,817	3,075
Auction rate securities	4,789	—
Mutual funds	68	3,230
Money market funds	45	70
Corporate obligations	37	37
Investment in private company	4,000	—
SERP investment	3,330	2,180

Total classified as non-current assets	15,086	8,592

Total	$38,657	$76,603

The unrealized gains and losses at September 30, 2008 and December 31, 2007 were not material.

Note 4. Fair Value Measurements
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
The following table presents the Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 (in thousands):

	Level 1	Level 2	Level 3	Total
Short-term investments	$19,974	$3,597	$—	$23,571
Long-term investments	150	6,147	—	6,297
Auction rate securities	—	—	4,789	4,789
Investment in private company	—	4,000	—	4,000
Foreign Currency Contract	1,235	—	—	1,235

Total	$21,359	$13,744	$4,789	$39,892

Substantially all of the Company’s short-term investment and long-term investments instruments are classified within Level 1 or Level 2 of the fair value hierarchy as they are valued using quoted market prices, market prices for similar securities, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include the Company’s investments in money market funds and commercial paper. Such instruments are generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on other observable inputs include the Company’s variable rate demand notes, corporate obligations, certificates of deposits and cash surrender value of company owned life insurance. Such instruments are classified within Level 2 of the fair value hierarchy. See Note 3 for further information on the Company’s investments.
The table below includes a roll-forward of the Company’s Auction rate securities that have been classified as a level 3 in the fair value hierarchy (in thousands):

Level 3
(Unaudited)
Estimated fair value January 1, 2008	$5,000
Second quarter change in fair value	333
Third quarter change in fair value	(122)

Estimated Fair value September 30, 2008	$4,789

At December 31, 2007 and September 30, 2008 ARRIS had $30.3 million and $5.0 million invested in auction rate securities, respectively. During the first nine months of 2008, the Company successfully liquidated, at par, a net of $25.3 million of its auction rate securities. However, one auction rate security of approximately $5.0 million face value has continued to fail at auction, resulting in ARRIS continuing to hold this security. Due to the current market conditions and the failure of the auction rate security to reprice, beginning in the second quarter of 2008, the Company has recorded changes in the fair value of the instrument as an impairment charge, in the Statement of Operations in the Gain Loss on investment line. The security was held as of September 30, 2008 as a long-term investment with a fair market value of $4.8 million. The Company may not be able to liquidate this security until a successful auction occurs, or alternatively, the Company has been provided the option to sell (which it is evaluating) the security to a major financial institution at par on June 30, 2010. This security is a single student loan issue rated AAA and is substantially guaranteed by the federal government. ARRIS will continue to evaluate the fair value of its investment in this auction rate security for any further impairment. As of September 30, 2008, there was no active market for this auction rate security or comparable securities due to current market conditions. Therefore, until such a market becomes active, the auction rate security is classified as Level 3 within the fair value hierarchy.

All of the Company’s foreign currency contracts are over-the-counter instruments. There is an active market for these instruments, and therefore, they are classified as Level 1 in the fair value hierarchy. ARRIS does not enter into currency contracts for trading purposes. The Company has a master netting agreement with the primary counterparty to the derivative instruments. This agreement allows for the net settlement of assets and liabilities arising from different transactions with the same counterparty.
Note 5. Pension Benefits
Components of Net Periodic Pension Benefit Cost

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
	(unaudited)
Service cost	$190	$140	$570	$419
Interest cost	472	412	1,412	1,236
Expected gain on plan assets	(354)	(319)	(1,064)	(958)
Amortization of prior service cost	119	119	358	358
Amortization of net loss	—	25	—	76

Net periodic pension cost	$427	$377	$1,276	$1,131

Employer Contributions
No minimum funding contributions are required in 2008 under the Company’s defined benefit plan. However, the Company made voluntary contributions to the plan of approximately $1.0 million and $1.1 million for the three and nine months ended September 30, 2008, respectively. During the three and nine months ended September 30, 2007, the Company made voluntary contributions to the plan of approximately $1.3 million and $1.4 million, respectively.
Note 6. Guarantees
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
Information regarding the changes in ARRIS’ aggregate product warranty liabilities (including short-term and long-term) for the nine months ended September 30, 2008 was as follows (in thousands):

Balance at December 31, 2007	$14,370
Accruals related to warranties (including changes in estimates)	3,905
Settlements made (in cash or in kind)	(6,584)

Balance at September 30, 2008 (unaudited)	$11,691

Note 7. Business Acquisitions
Acquisition of Auspice Corporation
On August 12, 2008, ARRIS acquired certain assets of Auspice Corporation (“Auspice”) for $5.0 million. In accordance with SFAS No. 141 Accounting for Business Combinations, this transaction was accounted for as a business combination. The Company completed this transaction to enhance its offerings for Service Assurance software and to gain market share in the industry.
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
Presented below is unaudited supplemental pro forma information for the Company and C-COR to give effect to the transaction. This summary unaudited information is derived from the historical financial statements of the Company and C-COR. This information assumes the transactions were consummated at the beginning of the applicable period. This information is presented for illustrative purposes only and does not purport to represent what the financial position or results of operations of the Company and C-COR or the combined entity would actually have been had the transactions occurred at the applicable date, or to project the Company’s, C-COR’s, or the combined entity’s results of operations for any future period or date. Pro forma results are not presented for the three and nine months ended September 30, 2008, as the actual results of C-COR are included in the Company’s operations from January 1, 2008 to September 30, 2008.
Supplemental Pro Forma Information
(in millions, except per share data)

	Three Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2007
	(unaudited)	(unaudited)
Net sales	$326.6	$962.0

Net income from continuing operations	23.4	76.1

Income from continuing operations per common share:
Basic	$0.17	$0.57

Diluted	$0.17	$0.54

Preliminary Purchase Price Allocation — C-COR Acquisition
The following is a summary of the total preliminary purchase price of the C-COR transaction and allocation of the preliminary purchase price (in millions) (unaudited):

Total purchase consideration — cash and equity	$646.6
Prior investment in acquired company	6.0
Fair value of assumed stock options	22.8
Acquisition-related transaction costs	6.3

Total preliminary purchase price	$681.7

Net tangible assets	$107.8
Identifiable intangible assets:
Acquired technology	38.8
Order backlog	7.9
Customer relationships	220.5
Non-compete agreements	5.1
Acquired in-process research and development	6.1
Goodwill	295.5

Allocation of preliminary purchase price	$681.7

Fair Value of Assets and Liabilities — C-COR Acquisition
Under the purchase method of accounting, the purchase price, as shown in the table above, is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The purchase price was allocated using the information currently available, and ARRIS may adjust the purchase price allocation after obtaining more information regarding, among other things, asset valuations, liabilities assumed, and revisions of estimates. The purchase price allocation will be finalized within one year of the acquisition date. The excess of the total purchase price over the net of the amounts assigned to tangible and identifiable intangible assets acquired and liabilities assumed is recognized as goodwill.
Note 8. Restructuring
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

(in thousands)
Balance as of December 31, 2007	$2,121
Q1 2008 payments	(396)
Q1 2008 adjustments to accrual	159
Q2 2008 payments	(397)
Q3 2008 payments	(396)

Balance as of September 30, 2008 (unaudited)	$1,091

In the fourth quarter of 2007, the Company initiated a restructuring plan related to its acquisition of C-COR. The plan focuses on the rationalization of personnel, facilities and systems across the entire organization. The restructuring affected approximately 60 employees. The plan also included contractual obligations related to change of control provisions included in certain C-COR employment contracts. The total estimated cost of this restructuring plan was approximately $8.6 million, of which approximately $0.5 million was recorded as severance expense during the fourth quarter of 2007 and $8.1 million was assumed liabilities related to employee severance and termination benefits that were accounted for as an adjustment to the allocation of the original purchase price for C-COR upon acquisition. The majority of the expenses are expected to be paid in 2008.

(in thousands)
Balance as of December 31, 2007	$8,622
Q1 2008 payments	(6,663)
Q1 2008 adjustments to accrual	(44)
Q2 2008 payments	(1,682)
Q2 2008 adjustments to accrual	218
Q3 2008 payments	(241)
Q3 2008 adjustments to accrual	52

Balance as of September 30, 2008 (unaudited)	$262

Additionally, ARRIS acquired remaining restructuring accruals of approximately $0.7 million representing C-COR contractual obligations that related to excess leased facilities. These payments will be paid over their remaining lease terms through 2014, unless terminated earlier.

(in thousands)
Balance as of December 31, 2007	$642
Q1 2008 payments	(32)
Q2 2008 payments	(170)
Q2 2008 adjustments to accrual	95
Q3 2008 payments	(20)

Balance as of September 30, 2008 (unaudited)	$515

Note 9. Inventories
The components of inventory were as follows, net of reserves (in thousands):

	September 30,	December 31,
	2008	2007
	(unaudited)
Raw material	$22,924	$20,004
Work in process	5,923	2,533
Finished goods	112,717	109,255

Total net inventories	$141,564	$131,792

Note 10. Property, Plant and Equipment
Property, plant and equipment, at cost, consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007
	(unaudited)
Land	$2,612	$2,612
Building and leasehold improvements	19,753	19,432
Machinery and equipment	137,040	120,756

	159,405	142,800
Less: Accumulated depreciation	(99,137)	(83,644)

Total property, plant and equipment, net	$60,268	$59,156

Note 11. Long-Term Obligations
Debt, capital lease obligations and other long-term liabilities consist of the following (in thousands):

	September 30,	December 31,
	2008	2007
	(unaudited)
2.00% convertible senior notes due 2026	$276,000	$276,000
2.00% Pennsylvania Industrial Development Authority debt, net of current portion	175	271
9.26% equipment financing obligations, net of current portion	196	494

Total long-term debt	276,371	276,765
Other long-term liabilities:
Deferred compensation	5,698	8,986
Accrued warranty	4,137	6,072
Deferred revenue	2,830	114
Landlord funded leasehold improvements	1,417	1,747
Other long-term liabilities	1,573	1,239

Total other long-term liabilities	15,655	18,158

Total long-term liabilities	$292,026	$294,923

On November 6, 2006, the Company issued $276.0 million of 2% convertible senior notes due 2026. The notes are convertible, at the option of the holder, based on an initial conversion rate, subject to adjustment, of 62.1504 shares per $1,000 principal amount (which represents an initial conversion price of approximately $16.09 per share of our common stock), into cash up to the principal amount and, if applicable, shares of the Company’s common stock, cash or a combination thereof. The notes may be converted during any calendar quarter in which the closing price of ARRIS’ common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect at that time (which, based on the current conversion price, would be $19.31) and upon the occurrence of certain other events. Upon conversion, the holder will receive the principal amount in cash and an additional payment, in either cash or stock at the option of the Company. The additional payment will be based on a formula which calculates the difference between the initial conversion rate ($16.09) and the market price at the date of the conversion. As of November 6, 2008, the notes could not be converted by the holders thereof. Interest is payable on May 15 and November 15 of each year. The Company may redeem the notes at any time on or after November 15, 2013, subject to certain conditions. As of September 30, 2008 and December 31, 2007, there were $276.0 million of the notes outstanding. Additionally, we paid approximately $7.8 million of finance fees related to the issuance of the notes. These costs are being amortized over seven years. The remaining balance of unamortized financing costs from these notes as of September 30, 2008, and 2007 was $5.7 million, and $6.8 million, respectively. See Note 2 above with respect to the impact of the adoption on January 1, 2009 of FSP ABP 14-1 with respect to these notes.
The Company has not paid cash dividends on its common stock since its inception.
Note 12. Comprehensive Income
Total comprehensive income represents the net change in stockholders’ equity during a period from sources other than transactions with stockholders. For ARRIS, the components of total comprehensive income include the unrealized gain (loss) on marketable securities and unrealized gain (loss) on derivative instruments qualifying for hedge accounting. The components of comprehensive income for the three and nine months ended September 30, 2008 and 2007 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)
	2008	2007	2008	2007
Net income	$24,075	$27,852	$38,917	$88,770
Changes in the following equity accounts:
Unrealized loss on marketable securities	(195)	(151)	(149)	(1,448)
Unrealized gain on derivative instruments	—	—	—	551

Comprehensive income	$23,880	$27,701	$38,768	$87,873

In the second quarter of 2007, ARRIS reclassified the accumulated gain of approximately $1.3 million related to its deferred compensation plan, resulting in a gain on investments.
Note 13. Segment Information
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
The table below presents information about the Company’s reporting segments for the three and nine month periods ended September 30, 2008 and 2007 (in thousands) (unaudited):

	BCS	ATS	MCS	Total
Three Months Ended September 30, 2008
Net sales	$217,729	$62,100	$17,722	$297,551
Gross margin	79,278	16,624	10,232	106,134
Amortization of intangible assets	—	5,654	3,492	9,146

Three Months Ended September 30, 2007
Net sales	$224,902	$29,546	$214	$254,662
Gross margin	63,717	5,221	(104)	68,834
Amortization of intangible assets	—	—	57	57

Nine Months Ended September 30, 2008
Net sales	$597,777	$211,961	$42,429	$852,167
Gross margin	198,756	62,370	23,140	284,266
Amortization of intangible assets	—	19,118	15,736	34,854

Nine Months Ended September 30, 2007
Net sales	$642,263	$99,722	$648	$742,633
Gross margin	192,589	17,707	(339)	209,957
Amortization of intangible assets	—	—	173	173
The Company’s goodwill by reportable segment as of September 30, 2008 did not materially change from December 31, 2007.
Note 14. Sales Information
The Company’s two largest customers (including their affiliates, as applicable) are Comcast and Time Warner Cable. Over the past year, certain customers’ beneficial ownership may have changed as a result of mergers and acquisitions. Therefore, the revenue for ARRIS’ customers for prior periods has been adjusted to include the affiliates under current common control. A summary of sales to these customers for the three and nine month periods ended September 30, 2008 and 2007 are set forth below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	(unaudited)
	2008	2007	2008	2007
Comcast	$100.9	$100.3	$181.9	$278.6
% of sales	33.9%	39.4%	21.3%	37.5%

Time Warner Cable	$43.9	$29.8	$190.1	$75.5
% of sales	14.7%	11.7%	22.3%	10.2%
No other customer provided more than 10% of total sales for the three and nine months ended September 30, 2008 or 2007.
ARRIS sells its products worldwide, with its domestic revenue generated primarily from customers within the United States. The Company’s international revenue is generated from Asia Pacific, Europe, Latin America and Canada. The Asia Pacific market primarily includes China, Hong Kong, Japan, Korea, Singapore and Taiwan. The European market primarily includes Austria, Belgium, France, Germany, the Netherlands, Poland, Portugal, Russia, Spain and Switzerland. The Latin American market primarily includes Argentina, Brazil, Chile, Columbia, Mexico, and Puerto Rico. Sales to international customers were approximately $77.5 million, or 26.0% of total sales, for the three months ended September 30, 2008. International sales during the same period in 2007 were $60.8 million, or 23.9% of total sales. For the nine months ended September 30, 2008 and 2007 sales to international customers were $249.2 million and $189.0 million, or 29.2% and 25.5%, respectively.

Note 15. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the periods indicated (in thousands except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)
	2008	2007	2008	2007
Basic:
Income from continuing operations Income from continuing operations	$24,075	$27,522	$38,917	$88,440
Income from discontinued operations Income from continuing operations	—	330	—	330

Net income	$24,075	$27,522	$38,917	$88,770

Weighted average shares outstanding	122,922	110,178	125,466	109,354

Basic earnings per share	$0.20	$0.25	$0.31	$0.81

Diluted:
Income from continuing operations Income from continuing operations	$24,075	$27,522	$38,917	$88,440
Income from discontinued operations Income from continuing operations	—	330	—	330

Net income	$24,075	$27,522	$38,917	$88,770

Weighted average shares outstanding	122,922	110,178	125,466	109,354
Net effect of dilutive equity awards	2,498	1,907	1,783	2,241

Total	125,420	112,085	127,249	111,595

Diluted earnings per share	$0.19	$0.25	$0.31	$0.80

Excluded from the dilutive securities described above are employee stock options to acquire approximately 6.1 million shares and 7.1 million shares, for the three and nine months ended September 30, 2008, respectively. During the same periods in 2007, approximately 2.9 million shares and 2.6 million shares, respectively, were excluded from the dilutive securities above. These exclusions were made because, as a result of the exercise price of such securities, they were antidilutive.
Note 16. Income Taxes
In the nine months ended September 30, 2008 and 2007, the Company recorded income tax expense of $20.4 million and $34.4 million, respectively. Below is a summary of the components of the income tax expense in each period (in thousands, except for percentages):

	Nine Months Ended September 30,
	2008			2007
	Income	Income	Effective	Income	Income	Effective
	Before	Tax	Tax	Before	Tax	Tax
	Tax	Expense	Rate	Tax	Expense	Rate
	(unaudited)
Non-Discrete Items	$59,351	$21,964	37.0%	$96,481	$31,105	32.2%
Discrete Accounting Events	—	—	N/A	26,354	10,003	38.0%
Discrete Tax Events - Valuation Allowances / FIN 48 Reserves	—	(1,530)		—	(6,713)

Total	$59,351	$20,434	34.4%	$122,835	$34,395	28.0%

During the third quarter of 2008, the Company recorded a discrete tax benefit of $1.5 million relating primarily to the 2007 provision-to-return adjustment from the U.S. Federal income tax return filed on September 15, 2008. There were no tax or accounting discrete events during the first two quarters of 2008.

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
In the third quarter of 2007, the Company finalized its calculation of available research and development tax credits for the tax years 2001 through 2006. The final calculations resulted in an additional third quarter tax benefit of $2.2 million.
Note 17. Contingencies
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
The previously reported GPNE Corp. (“GPNE”) cases have been settled. ARRIS’ settlement costs were included in operating expense for the quarter ended September 30, 2008.
In connection with the Company’s acquisition of C-COR, Inc., the Company on October 31, 2007, was named as the defendant in a suit entitled CIBC World Market Corp. vs. ARRIS Group, Inc., Action No. 603605/2007, in the Supreme Court of the State of New York, New York County. In the suit, CIBC asserts that it is entitled to a $4.0 million fee plus expenses (“fee”) at the closing of the proposed acquisition. The Company does not believe that any fee is due to CIBC in connection with this acquisition. The Company’s position is that its June 1, 2005, engagement with CIBC, pursuant to which CIBC asserts its claim, was terminated and that no fee is due under the engagement. Independent of that termination, CIBC was conflicted from representing the Company in the transaction, provided no services to the Company in connection with the transaction, and otherwise is estopped from asserting that it is entitled to a fee. The Company is contesting the entitlement to a fee asserted by CIBC vigorously.

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
In January and February 2008, Verizon Services Corp. filed separate lawsuits against various affiliates of Cox and Charter, in the District Courts for the Eastern District of Virginia and for the Eastern District of Texas, respectively, alleging infringement of eight patents. In the Verizon v. Cox suit, the jury issued a verdict in favor of Cox, finding non-infringement in all patents and invalidating two of Verizon’s patents. It is anticipated that Verizon may appeal. It is premature to assess the likelihood of a favorable outcome of either the Charter or Cox cases. In the event of an unfavorable outcome, ARRIS may be required to indemnify Charter and Cox, pay royalties and/or cease utilizing certain technology.
As a result of the Company’s acquisition of C-COR Incorporated, ARRIS is now involved in the following patent infringement cases.
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
V-Tran Media Technologies has filed a number of lawsuits against 21 different parties, including suits against Comcast, Charter, Verizon, Time Warner and numerous smaller MSOs for infringement on two patents related to television broadcast systems for selective transmission. Both patents expired in June of this year. ARRIS is reviewing the patents and our products and analyzing the extent to which these patents may relate to our products. It is premature to assess the likelihood of a favorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify the defendants, or pay royalties. Given that the patents expire soon, it is unlikely that the case will result in injunctions or ceasing the use of the technology.
In February 2008, Brasfield and 21 other named plaintiffs, all current or former installers or technicians servicing cable TV customers in Memphis, Tennessee, filed a Fair Labor Standards Act suit against Source Broadband and C-COR alleging that the plaintiffs were not properly paid for overtime. Source Broadband purchased C-COR’s installation business in June 2007. Plaintiffs are attempting to certify this case as a class action. ARRIS is contesting the class certification and the suit.
An unfavorable outcome to any of the above described proceedings could have a material adverse effect on the Company’s business, financial condition and results of operations.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a global communications technology company specializing in integrated broadband network solutions. We develop, manufacture and supply cable telephony, video and high-speed data equipment. In addition, we are a leading supplier of infrastructure products used by cable system operators to build-out and maintain HFC networks. We provide products and services principally to cable system operators and, more specifically, to Multiple System Operators (MSOs). Our products enable MSOs and other broadband service providers to deliver a full range of integrated voice, video and high-speed data services to their subscribers.
Our Strategy and Key Highlights
Our long-term business strategy includes the following key elements:
•	Transition to IP with an “Everything IP, Everywhere” philosophy and build on current market successes;

•	Leverage our current voice, video, and data businesses;

•	Expand our existing product and services portfolio through internal developments, partnerships and acquisitions; and

•	Maintain and improve an already strong capital and expense structure.
Our mission is to simplify technology, facilitate its implementation, and enable operators to put their subscribers in control of their entertainment, information, and communication needs. Through a set of business solutions that respond to specific market needs, we are integrating our products, software, and services solutions to work with our customers as they address Internet Protocol telephony deployment, high speed data deployment and network capacity expansion, on demand video rollout, operations management, network integration, and business services opportunities.
Below is a summary of some of our key trends, actions and highlights relative to these strategies:
“Everything IP, Everywhere” is taking hold as MSOs globally have embraced VoIP and are now rapidly deploying this key new service.
•	We have successfully leveraged our market position and industry experience and continue to generate robust demand for both EMTA and CMTS products. Furthermore, we have leveraged the market position we acquired as a result of the purchase of C-COR in December 2007 to increase sales of new products, notably sales of Video on Demand, Operations Support Software, Access, and Transport products.

•	As expected, sales to Comcast increased significantly in the third quarter of 2008 as they begin the rollout of DOCSIS3.0 capabilities

•	We experienced increased sales to other customers, notably Time Warner, and certain international customers in the first nine months of 2008.

•	We expect strong demand for CMTS products to continue in future periods as new services and competition between our customers and their competitors intensifies the need to provide ever faster download speeds requiring added CMTS capacity and features. In the third quarter of 2008, a new generation of CMTS products based upon the DOCSIS 3.0 standard was introduced, leveraging the installed base of current ARRIS CMTS products by providing an efficient upgrade to these systems. Significant shipments of this new product were made in the third quarter and, as expected, customer acceptance was achieved and revenue deferred during the second quarter pending this acceptance was recognized.

•	Cable operators, particularly in North America, are aggressively expanding their voice, video and data services to attract commercial small and medium sized businesses. We provide several products to address this opportunity, and in particular have seen substantial growth of our DOCSIS multiline business service terminals.

•	We introduced our Universal EdgeQAM D5 towards the end of 2007. Our expectation, based on customer input, was that demand for this product would be robust in the first quarter of 2008 driven by Switched Digital Video (“SDV”) requirements. However, customers, in particular Comcast, have since delayed purchasing decisions. We have expanded our marketing and development efforts to include other applications including Modular CMTS, Broadcast and Video on Demand (“VOD”). We expect that sales of this new product will continue through 2008, but at a slower rate than initially expected. Initial margins on this product will be low until cost reductions can be implemented.

•	We expect demand for EMTAs to remain robust; however, we do not anticipate the growth in aggregate sales that we have experienced for the past few years. Many of our customers now have passed through the initial launch stage, and are at “steady state” deployment rates and may not continue to incrementally increase the rate of their purchases. While most of our customers have a multi-vendor strategy, we enjoyed 100% market share with many customers well into 2007. In late 2007, several of our customers awarded a portion of their business to our competitors, which we expect will continue. Our ultimate level of sales of EMTAs will be affected by, but not limited to, such factors as the success our customers have marketing IP telephony to their subscribers, and the success our customers will have in retaining their IP telephony subscribers as well as our ability to limit the impact of the implementation of a multi-vendor strategy by our customers. We are encouraged by the initial success we are having with our VoIP products in Central and Latin American countries, as competition between large service providers such as Telmex and Telefonica drive the deployment of competitive voice, video and data services. We also anticipate ongoing competition for EMTAs in the future. The deployment of higher speed data service tiers will require new DOCSIS 3.0 capable EMTAs and modems, providing opportunity for sales of a new generation of CPE devices starting in the second half of 2008.

•	Through our acquisition of C-COR in late 2007, we expanded our portfolio to include several key new products that leverage the capital spending of our customers. The Access and Transport products are expected to benefit from the plant upgrades MSOs will undertake to expand the capacity they will require to offer new services to their subscribers. We are beginning to get customer traction with our CORWave™ multi-wavelength optical platform that provides four times transport capacity of traditional transport for a fraction of the traditional infrastructure cost. We expect this trend to accelerate over time as a result of increasing capacity demands on the networks and the increased scrutiny of new capital investments. The operations support system (“OSS”) and On-Demand products also are well positioned to provide value added services and operational improvements to the MSOs.

•	Sales of our Access, Transport and Supplies products declined quarter-over-quarter and year-over-year. The sale of these infrastructure products are in part dependent upon line extensions resulting from new home starts. We believe that the slowdown of the US economy, and in particular new housing construction, has and will have a near term impact on the sale of these products.
We continue to invest significantly in research and development.
•	We have made significant investments through our research and development efforts in new products and expansion of our existing products. Our primary focus has been on products and services that will enable MSOs to build and operate high-availability, fault-tolerant networks, which allow them to generate greater revenue by offering high-speed data, IP telephony and digital video to both residential and business subscribers. This “success-based” capital expenditure is becoming an increasing portion of the cable operators’ total capital spending. In addition, some MSOs have expressed interest in offering bundled wireless telephony as part of their product offering. This product, known as Fixed Mobile Convergence (FMC), will allow cable subscribers to use mobile phones in their homes, connecting to the MSOs’ VoIP network in the home, and to roam from the home VoIP network to the cellular network outside of the home and back seamlessly. We are developing products to support this new offering.

•	With our acquisition of C-COR in late 2007, our research and development effort was significantly expanded to include Access and Transport, VOD, Ad Insertion and OSS products. Further, in the third quarter 2008 we completed the purchase of certain assets of Auspice which has and will increase our ongoing research and development investment in our OSS products. During the first nine months of 2008, we spent approximately $83.3 million on research and development, or 9.8% of revenue, which compares to $53.7 million, or 7.2% of revenue, in the same period last year. We expect to continue to spend similar or slightly higher amounts on research and development in the future. We anticipate we may modestly increase our development efforts on VOD and OSS products.

•	Key research and development accomplishments in the first nine months of 2008 included:
o	We announced DOCSIS 3.0 certification of the WBM750 Data Modem and the TM702 Voice over IP EMTA. The ARRIS C4 CMTS reached a critical milestone in releasing the new DOCSIS 3.0 hardware and software for general availability opening a new era in ultra high speed communications.

o	A new release was made available in the second quarter for the ARRIS D5 Universal EdgeQAM platform increasing the density from 48 to 72 QAM channels per 2RU chassis, increasing its capacity by 50%.

o	Access and Transport received formal qualification of the CORWave multi-wavelength optical platform doubling channel capacity and increasing range by almost 40% over previous Coarse Wave Division Multiplexing (CWDM) solutions.

o	Access and Transport released to production a first of its kind, new segmentable node (OM2100) targeted specifically at the European and MDU markets.

o	On-Demand introduced Start Over, a feature that allows a viewer to view a program from the beginning even when they tune in a few minutes late. We released new features for our ServAssureTM and WorkAssureTM products including an integrated “house check” feature that allows field technicians to remotely check the network and multi-service health of an end-customer’s installation, reducing the potential for a repeat truck roll.
At the end of the third quarter, we had cash, cash equivalents and short term investments of approximately $329.6 million.
•	In the first quarter 2008, we announced a share buyback program of up to $100 million. During the first quarter 2008, we repurchased 13 million shares at an average price of $5.84 per share for an aggregate consideration of approximately $76 million. No additional shares were repurchased during the second or third quarters of 2008.

•	In the first quarter 2008, we redeemed, at par, $35 million of convertible notes we assumed as part of the C-COR acquisition.

•	We generated $86.4 million of cash from operating activities in the first nine months of 2008.

•	Through a combination of our cash resources, anticipated cash generation from operating activities and our ability to access capital markets, we continue to be well positioned to execute on strategic opportunities.
Our income statement reflects several significant items year-over- year
•	As a result of the acquisition of C-COR in late 2007, sales, gross margin and operating expenses significantly increased. Below is a table which compares third quarter 2008 results to the estimated ARRIS and C-COR results for the third quarter 2007:
Results for ARRIS and C-COR
(in millions, except gross margin percentages)
(unaudited)

	Three Months Ended September 30,
	ARRIS	ARRIS	C-COR
	2008	2007	2007(1)(2)
Sales	297.6	254.7	71.9
Gross margin –	$106.1	68.8	30.3
Gross margin – %	35.7%	27.0%	42.1%
SG&A	33.0	23.8	16.1
R&D	27.5	17.8	8.7
Restructuring	0.2	0.0	0.2
Amortization of intangibles	9.1	0.0	0.6

Operating income	36.3	27.2	4.6
Results for ARRIS and C-COR
(in millions, except gross margin percentages)
(unaudited)

	Nine Months Ended September 30,
	ARRIS	ARRIS	C-COR
	2008	2007	2007(1)(2)
Sales	852.2	742.6	219.4
Gross margin –	$284.3	210.0	96.6
Gross margin – %	33.4%	28.3%	44.0%
SG&A	107.0	74.4	47.3
R&D	83.3	53.7	25.7
Restructuring	0.8	0.4	0.6
Amortization of intangibles	34.9	0.2	2.2

Operating income	58.3	81.3	20.8

(1)	See C-COR Form 8-K filed with the Securities and Exchange Commission on August 27, 2007.

(2)	C-COR gross margin and SG&A have been adjusted to conform to ARRIS accounting policies with respect to freight billed to customers.

•	In the first quarter of 2007, we recorded a net gain of $22.8 million related to the termination of the proposed TANDBERG acquisition. We did not experience a similar event in 2008.

•	In the first quarter of 2007, we recorded a tax expense of $15.6 million, which equates to an effective tax rate of 29.3%. Included in the tax expense are discrete items, per the guidance of Accounting Principles Board (“APB”) Opinion 28, Interim Financial Reporting, related to the terminated TANDBERG transaction. The foreign exchange gain, break-up fee and deal expenses were considered discrete items and were recorded at a marginal tax rate of 38.0%. The break-up fee and expenses are considered to be capital in nature versus ordinary income. As a result, we reversed a net $3.2 million of deferred tax valuation allowances as we viewed it as more likely than not that we would be able to utilize the capital gain NOLs to offset the capital gain recorded as a result of the TANDBERG break-up fee net of expenses.

•	In the first nine months of 2008, we recorded a tax expense of $20.4 million which equates to an effective tax rate of 34.4%. In the third quarter 2008, we recorded a net tax benefit of $1.5 million related to provision to return differences resulting from the filling of the 2007 tax return. We anticipate that our average tax rate for 2008 will be approximately 33%. In October 2008, Congress enacted legislation, which will be applied retroactively, continuing tax credits relating to Qualified Research Expenditures. As a result, in the fourth quarter 2008, we expect an effective tax rate of approximately 30%, as we will record the cumulative 2008 impact resulting from these credits.
Our outstanding share count has increased year over year reflecting two factors:
•	We issued approximately 25 million shares as partial consideration for the purchase of C-COR in 2007.

•	Partially offsetting the increase was the repurchase of approximately 13 million shares as part of our share buyback program in the first quarter of 2008.
Significant Customers
The vast majority of our sales are to cable system operators worldwide. As the U.S. cable industry continued a trend toward consolidation, the six largest MSOs controlled approximately 90.1% of the revenue generating units (“RGUs”) within the U.S. cable market (according to Dataxis in the second quarter 2008), thereby making our sales to those MSOs critical to our success. Our sales are substantially dependent upon a system operator’s selection of ARRIS’ network equipment, demand for increased broadband services by subscribers, and general capital expenditure levels by system operators. Our two largest customers (including their affiliates, as applicable) are Comcast and Time Warner Cable. From time-to-time, the affiliates included in our revenues from these customers have changed as a result of mergers and acquisitions. Therefore, the revenue for our customers for prior periods has been adjusted to include, on a comparable basis for all periods presented, the affiliates currently understood to be under common control. A summary of sales to these customers for the nine month periods ended September 30, 2008 and 2007 are set forth below (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)
	2008	2007	2008	2007
Comcast	100.9	100.3	181.9	278.6
% of sales	33.9%	39.4%	21.3%	37.5%

Time Warner Cable	43.9	29.8	190.1	75.5
% of sales	14.7%	11.7%	22.3%	10.2%
No other customer provided more than 10% of total sales for the three or nine months ended September 30, 2008.
Comparison of Operations for the Three and Nine Months Ended September 30, 2008 and 2007
In general, most comparisons of the period results of 2008 to 2007 will show an increase in amounts due to the incremental impact of the C-COR acquisition in December 2007.

Net Sales
The table below sets forth our net sales for the three and nine months ended September 30, 2008 and 2007, for each of our reporting segments (in millions):

	Net Sales				Increase (Decrease) Between 2008 and 2007
	For the Three Months		For the Nine Months		For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,		Ended September 30		Ended September 30
	2008	2007	2008	2007	$	%	$	%
Business Segment:
BCS	$217.8	224.9	$597.8	642.3	$(7.1)	(3.2)	$(44.5)	(6.9)
ATS	62.1	29.6	212.0	99.7	32.5	109.8	112.3	112.6
MCS	17.7	0.2	42.4	0.6	17.5	8750.0	41.8	6966.7

Total sales	$297.6	$254.7	$852.2	$742.6	$42.9	16.8	$109.6	14.8

The table below sets forth our domestic and international sales for the three and nine months ended September 30, 2008 and 2007 (in millions):

	Net Sales				Increase (Decrease) Between 2008 and 2007
	For the Three Months		For the Nine Months		For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,		Ended September 30		Ended September 30
	2008	2007	2008	2007	$	%	$	%
Domestic	$220.1	$193.9	$603.0	$553.6	$26.2	13.5	$49.4	8.9
International	77.5	60.8	249.2	189.0	16.7	27.5	60.2	31.9

Total sales	$297.6	$254.7	$852.2	$742.6	$42.9	16.8	$109.6	14.8

Broadband Communication Systems (“BCS”) Net Sales 2008 vs. 2007
During the three and nine months ended September 30, 2008, sales of our BCS segment products decreased by approximately 3.2% and 6.9%, respectively, as compared to the same periods in 2007. The following factors contributed to the decrease in sales:
•	In the third quarter of 2008, we had lower sales of EMTAs as compared to the third quarter of 2007. The majority of the decrease in EMTA sales is due to lower sales to Comcast. This decline was partially offset by higher sales of CMTSs in conjunction with the launch of our DOCSIS 3.0 product in the third quarter of 2008.

•	For the nine months ended September 30, 2008 sales of EMTAs decrease, especially with respect to Comcast. This decline has been partially been offset by increased sales of CMTSs, in particular, to Time Warner.
Access, Transport and Supplies (“ATS”) Net Sales 2008 vs. 2007
Access, Transport and Supplies segment revenue increased by approximately 109.8% and 112.6%, respectively, as compared to the same periods in 2007:
•	The increase was the result of the acquisition of C-COR. In 2007, we estimate that C-COR recorded sales associated with this segment of approximately $53.0 million and $168.9 million for the three and nine month periods of 2007, respectively.

•	Sales in 2007 for this segment consisted of sales of our Supplies products. Year over year sales of these products have declined as a result of lower purchases by MSOs for new plant and extension equipment reflecting the decline in new home construction in the U.S.
Media & Communication Systems (“MCS”) Net Sales 2008 vs. 2007
Media & Communication Systems revenue increased in the third quarter of 2008 and the first nine months of the year, as compared to the same periods in 2007. This revenue increase is primarily attributable to the C-COR acquisition.

Gross Margin
The table below sets forth our gross margin for the three and nine months ended September 30, 2008 and 2007, for each of our reporting segments (in millions):

	Gross Margin $				Increase (Decrease) Between 2008 and 2007
	For the Three Months		For the Nine Months		For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,		Ended September 30		Ended September 30
	2008	2007	2008	2007	$	%	$	%
Business Segment:
BCS	$79.3	$63.7	$198.8	$192.6	$15.6	24.5	$6.2	3.2
ATS	16.6	5.2	62.4	17.7	11.4	219.2	44.7	252.5
MCS	10.2	(0.1)	23.1	(0.3)	10.3	10300.0	23.4	7800.0

Total	$106.1	$68.8	284.3	$210.0	$37.3	54.2	$74.3	35.4

The table below sets forth our gross margin percentages for the three and nine months ended September 30, 2008 and 2007, for each of our reporting segments:

	Gross Margin %				Increase (Decrease) Between 2008 and 2007
	For the Three Months		For the Nine Months		For the Three Months	For the Nine Months
	Ended September 30,		Ended September 30,		Ended September 30	Ended September 30
	2008	2007	2008	2007	Percentage Points
Business Segment:
BCS	36.4%	28.3%	33.2%	30.0%	8.1	3.2
ATS	26.8%	17.7%	29.4%	17.8%	9.1	11.6
MCS	57.7%	(48.6)%	54.5%	(52.4)%	106.3	106.9
Total	35.7%	27.0%	33.4%	28.3%	8.7	5.1
Broadband Communications Systems Gross Margin 2008 vs. 2007
Broadband Communications Systems segment gross margin dollars and gross margin percentage increased year over year:
•	The increase in gross margin dollars and percentage reflects increases due to sales variations in product mix and increases achieved due to cost reductions. In particular, in both the three and nine month periods in 2008 we sold proportionately more CMTSs than EMTAs. CMTS products carry a higher gross margin percentage than the EMTAs.
Access, Transport and Supplies Gross Margin 2008 vs. 2007
The Access, Transport and Supplies segment gross margin dollars and percentage increased year over year:
•	As a result of the C-COR acquisition, revenues and gross margin dollars increased significantly year over year. The increase in gross margin percentage was a result of the addition of C-COR’s higher margin Access and Transport products. Supplies gross margin dollars are lower in both the three and nine month periods as a result of lower sales.
Media & Communications Systems Gross Margin 2008 vs. 2007
Media & Communications Systems segment gross margin dollars and percentage increased year over year:
•	The increases are attributable to the higher margin VOD and OSS products we have added to our portfolio as a result of the C-COR acquisition.
Operating Expenses
The table below provides detail regarding our operating expenses (in millions):

	Operating Expenses				Increase (Decrease) Between 2008 and 2007
	For the Three Months		For the Nine Months		For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,		Ended September 30		Ended September 30
	2008	2007	2008	2007	$	%	$	%
SG&A	$33.0	$23.8	$107.0	$74.4	$9.2	38.7	$32.6	43.8
Research & development	27.5	17.7	83.2	53.7	9.8	55.4	29.5	54.9
Restructuring	0.2	0.0	0.8	0.4	0.2	0.0	0.4	100.0
Amortization of intangibles	9.1	0.1	34.9	0.2	9.0	9000.0	34.7	17350.0

Total	$69.8	$41.6	$225.9	$128.7	$28.2	67.8	$97.2	75.5

Selling, General, and Administrative, or SG&A, Expenses
The year over year increase in SG&A expense reflects:
•	The inclusion of expenses associated with the former C-COR.

•	For the first nine months of 2008, SG&A expenses declined by approximately $14.7 million when compared to the combined expenses of ARRIS and the former C-COR for the first nine months of 2007. The decline reflects synergies achieved as a result of the combination of the two companies.

•	Legal expenses increased by approximately $4.7 million year over year for the first nine months as a result of increased costs associated with various litigation matters (see Legal Proceedings). We anticipate that this trend may continue.
Research & Development Expenses
We continue to aggressively invest in research and development. Our primary focus is on products that allow MSOs to capture new revenues and reduce operating costs. The increase in research and development expense reflects:
•	The inclusion of expenses associated with the former C-COR.

•	For the first nine months, research and development expenses increased by $3.9 million when compared to the combined expenses of ARRIS and the former C-COR.

•	We anticipate that we may modestly increase our R&D spending as a combined company, particularly on Video on Demand and OSS products.
Restructuring
On a quarterly basis, we review our existing restructuring accruals and make adjustments if necessary. For the three and nine month periods ending September 30, 2008, we recorded $0.2 million and $0.8 million, respectively, related to severance for the C-COR acquisition. For the nine month period ending September 30, 2007, we recorded $0.4 million related to changes in estimates associated with real estate leases. The adjustment $0.4 million was recorded in the first quarter of 2007.
Amortization of Intangibles
Intangibles amortization expense for the three months ended September 30, 2008 and 2007 was $9.1 million and $0.1 million, respectively. For the nine months ended September 30, 2008 and 2007, intangible amortization expense was $34.9 million and $0.2 million, respectively. Our intangible expense for 2008 represents the amortization of intangible assets acquired as a result of the C-COR acquisition in December 2007. Our intangible expense for 2007 represents the amortization of existing technology acquired as a result of the cXm Broadband acquisition in the second quarter of 2005, which was fully amortized by the end of 2007.
Impairment of Goodwill
On an annual basis or more frequently if impairment indicators arise, we review our goodwill based upon our analysis and an independent valuation. The valuation is determined using a combination of the income and market approaches on an invested capital basis, which is the market value of equity plus interest-bearing debt. Independent valuations are performed in the fourth quarter of each year. Although we have not yet performed our impairment test for the current year, it is possible that current economic conditions could result in an impairment charge once it is performed.
Other Expense (Income)
Interest Expense
Interest expense for the three months ended September 30, 2008 and 2007 was $1.7 million. For the nine months ended September 30, 2008 and 2007, interest expense was $5.0 million. Interest expense reflects interest and the amortization of deferred finance fees associated with our $276.0 million 2% convertible subordinated notes. As a result of our implementation of FSP ABP 14-1, we expect reported interest expense to increase in 2009. See Note 2 of the Consolidated Financial Statements.

Loss (Gain) in Foreign Currency
During the three months and nine months ended September 30, 2008, we recorded a foreign currency loss (gain) of approximately $0.4 million and $(0.3) million, respectively. During the three and nine months ended September 30, 2007, we recorded a foreign currency loss (gain) of approximately $(0.1) million and $0.1 million, respectively. The gains and losses are primarily driven by the fluctuation of the value of the euro, as compared to the U.S. dollar, as we had several European customers whose receivables and collections are denominated in euros. We have implemented a hedging strategy to mitigate the monetary exchange fluctuations from the time of invoice to the time of payment, and have occasionally entered into forward contracts based on a percentage of expected foreign currency receipts.
Interest Income
Interest income during the three months ended September 30, 2008 and 2007 was $1.5 million and $6.3 million, respectively. During the nine months ended September 30, 2008 and 2007, interest income was $5.9 million and $19.2 million, respectively. The income reflects interest earned on cash, cash equivalents and short term investments. Interest income decreased year over year as result of: 1) having less cash on hand due to the use of approximately $290 million of cash to partially fund the C-COR acquisition, $76 million to fund share repurchases, and $35 million to redeem the convertible notes assumed as part of the C-COR acquisition and 2) lower interest rates in 2008 as compared to 2007.
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
Other (Income)/Expense
Other (income)/expense for the three months ended September 30, 2008 and 2007 was $(0.1) million and $0.2 million, respectively. For the nine months ended September 30, 2008 and 2007, other expense was $43 thousand and $0.3 million, respectively. Other expense relates primarily to bank fees.
Income Taxes
In the three and nine months ended September 30, 2008, we recorded income tax expense of $11.6 million and $20.4 million, respectively, as compared to the same periods in 2007, when we recorded $7.7 and $34.4 million, respectively. See Note 15 of the Notes to the Consolidated Financial Statements for additional information about income taxes.
Financial Liquidity and Capital Resources
Overview
One of our key strategies is to maintain and improve our capital structure. The key metrics we focus on are summarized in the table below:
Liquidity & Capital Resources Data

	Nine Months Ended September 30,
	2008	2007
	(in millions, except DSO and turns)
Key Working Capital Items
Cash provided by operating activities	$86.4	$10.6
Cash, cash equivalents, and short-term investments	$329.6	$588.6
Accounts receivable, net	$168.1	$130.2
Days Sales Outstanding (“DSOs”)	54	45
Inventory, net	$141.6	$118.2
Inventory turns	5.5	6.7

Accounts Receivable & Inventory
We use the number of times per year that inventory turns over (based upon sales for the most recent period, or turns) to evaluate inventory management, and days sales outstanding, or DSOs, to evaluate accounts receivable management.
Accounts receivable and DSOs increased year over year. Several factors have led to the increase:
•	The 2008 accounts receivable includes sales associated with the former C-COR products, which were not included in 2007.

•	As part of ongoing commercial discussions with certain customers, we have in some instances changed our standard business practice with respect to payment terms and, as result, our DSOs increased in the first nine months of 2008 as compared to the same period in 2007.

•	The growth in our international sales resulted in higher DSOs as international customers typically have longer payment terms.
Looking forward, it is possible that our DSOs may modestly increase further dependent upon our customer mix.
Inventory increased in the nine months of 2008 as compared to 2007 as the result of the acquisition of C-COR in December 2007.
Summary of Current Liquidity Position and Potential for Future Capital Raising
We believe our current liquidity position, where we have approximately $329.6 million of cash, cash equivalents, and short-term investments on hand as of September 30, 2008, together with the prospects for continued generation of cash from operating activities are adequate for our short- and medium-term business needs. However, a key part of our overall long-term strategy may be implemented through additional acquisitions, and a portion of these funds may be used for that purpose. Should our available funds be insufficient for those purposes, it is possible that we will raise capital through private, or public, share or debt offerings.
Commitments
Our contractual obligations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007. There were no material changes to our contractual obligations during the first nine months of 2008.
Cash Flow
Below is a table setting forth the key line items of our Consolidated Statements of Cash Flows (in millions):

	For the Nine Months Ended
	September 30 (unaudited),
	2008	2007
Cash provided by operating activities	$86.4	$10.6
Cash provided by (used in ) investing activities	9.2	(121.0)
Cash provided by (used in) financing activities.	(113.4)	19.5

Net decrease in cash	$(17.8)	$(90.9)

Operating Activities:
Below are the key line items affecting cash from operating activities (in millions):

	For the Nine Months Ended
	September 30, (unaudited)
	2008	2007
Net income	$38.9	$88.8
Adjustments to reconcile net income to cash provided by (used in ) operating activities	70.4	(4.0)

Net income including adjustments	109.3	84.8
Decrease/(Increase) in accounts receivable	0.1	(15.4)
Decrease/ (Increase) in inventory	(8.0)	(24.0)
(Decrease) /Increase in accounts payable and accrued liabilities	(5.9)	(24.4)
All other — net	(9.1)	(10.4)

Cash provided by operating activities	$86.4	$10.6

Net income, including adjustments, increased $24.5 million during the first nine months of 2008 as compared to 2007. Our net income before depreciation and amortization decreased approximately $7.7 million in the first nine months of 2008 as compared to 2007. However, net income in the first nine months of 2007 included gains of $22.8 million associated with the terminated TANDBERG transaction and $8.3 million of excess tax benefits from stock based compensation plans.
Our accounts receivable level increased in 2007 as a result of higher sales.
Our accounts payable and accrued liabilities decreased in the first nine months of 2008 and 2007 due to timing of purchases and payments.
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
Investing Activities:
Below are the key line items affecting investing activities (in millions):

	Nine Months Ended
	September 30 (unaudited),
	2008	2007
Capital expenditures	$(16.4)	$(11.2)
Proceeds from termination of TANDBERG Television acquisition, net of payments	—	22.9
Cash paid for acquisition	(10.1)	—
Cash proceeds from sale of property, plant & equipment	0.3	—
Purchases of short-term investments	(83.0)	(295.6)
Disposals of short-term investments	122.4	162.9
Purchases of investment in private company	(4.0)	—

Cash provided by (used in) investing activities	$9.2	$(121.0)

Capital Expenditures —
Capital expenditures are mainly for test equipment, manufacturing equipment, leasehold improvements, computer equipment, and business application software. We anticipate investing approximately $20 to $22 million in fiscal year 2008. This increase over 2007 is a result of the C-COR acquisition.
Proceeds from Termination of TANDBERG Television Acquisition, Net of Payments —
This represents the cash proceeds we received from the breakup fee of the proposed acquisition, foreign exchange gains associated with the transaction, and related costs we incurred in association with the proposed transaction.
Cash Paid for Acquisition —
This represents the cash expenditures for expenses incurred in connection with the C-COR and Auspice acquisitions during the first nine months of 2008.
Purchases and Disposals of Short-Term Investments —
This represents purchases and disposals of short-term securities.
Purchases of Investment in Private Company
We invested $4.0 million in equity in a venture backed private company focused on video processing and management. The technology developed by this company is complementary to our Video on Demand product portfolio and strengthens our market leading position in this category. As part of the investment, we have secured exclusive rights to sell the products developed by this company to some of our customers.

Financing Activities:
Below are the key line items affecting our financing activities (in millions):

	For the Nine Months Ended
	September 30 (unaudited),
	2008	2007
Payment of debt and capital lease obligations	$(35.5)	—
Repurchase of common stock	(75.9)	—
Excess tax benefits from stock-based compensation plans	0.1	8.3
Employer repurchase of shares to satisfy minimum tax withholdings	(1.0)	(3.1)
Fees and proceeds from issuance of common stock, net	(1.1)	14.3

Cash provided by (used in) financing activities	$(113.4)	$19.5

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
Repurchase of Common Stock -
As announced on February 19, 2008, our Board of Directors approved the repurchase of up to $100 million of our common stock. During the first quarter of 2008, we acquired approximately 13 million shares at a cost of $76 million. No repurchases were made during the second and third quarters of 2008. The unexpended portion of the original authorization is $24 million.
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
Interest Rates
As of September 30, 2008, we did not have any floating rate indebtedness or outstanding interest rate swap agreements.
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
ARRIS executes letters of credit in favor of certain landlords and vendors to guarantee performance on lease and insurance contracts. Additionally, we have cash collateral account agreements with our financial institutions as security against potential losses with respect to our foreign currency hedging activities. The letters of credit and cash collateral accounts are reported as restricted cash. As of September 30, 2008 and December 31, 2007, we had approximately $5.8 million and $7.0 million outstanding, respectively, of cash collateral.
Cash, Short-Term Investments and Available-For-Sale Investments
Our cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) are primarily held in money market funds that pay either taxable or non-taxable interest. We hold short-term investments consisting of debt securities classified as available-for-sale, which are stated at estimated fair value. These debt securities consist primarily of commercial paper, auction rate securities, certificates of deposits, and variable rate demand notes. Auction rate securities, paying either taxable or non-taxable interest, generally have long-term maturities beyond three months but are priced and traded as short-term instruments. At December 31, 2007, ARRIS had $30.3 million invested in auction rate securities, all of which were classified as short-term investments. As of September 30, 2008, we had approximately $4.8 million of auction rate securities outstanding at fair value, classified as long-term investments. We are uncertain of when we will be able to liquidate the remaining $4.8 million of auction rate securities because they have failed at auction. However, the Company has been provided the option to sell the security to a major financial institution at par on June 30, 2010. Therefore, ARRIS has classified the investment as long-term. These securities are a single student loan issue rated AAA and is substantially guaranteed by the federal government. Applying the provisions of SFAS 157, we analyzed the fair value of the security as of September 30, 2008. We have concluded that the fair value is approximately $4.8 million, which compares to a face value of $5.0 million. We will continue to evaluate the fair value of this security and mark it to market accordingly.
From time to time, we held certain investments in the common stock of publicly-traded companies, which were classified as available-for-sale. As of September 30, 2008 and December 31, 2007, our holdings in these investments were zero. Changes in the market value of these securities typically are recorded in other comprehensive income and gain or losses on related sales of these securities are recognized in income.
In July 2008, ARRIS adopted a new deferred compensation arrangement, which allows certain employees to defer a portion of their earnings and defer the related income taxes. The deferred earnings are invested in a “rabbi trust,” and are accounted for in accordance with Emerging Issues Task Force Issue No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested. A rabbi trust is a funding vehicle used to protect the deferred compensation from various events (but not from bankruptcy or insolvency). Additionally, we hold rabbi trust assets related to a deferred compensation plan which have been frozen and no further contributions are allowed. The total of deferred compensation assets as of September 30, 2008 and December 31, 2007 was approximately $6.2 million and $8.5 million, respectively.
Capital Expenditures
Capital expenditures are made at a level designed to support the strategic and operating needs of the business. ARRIS’ capital expenditures were $16.4 million in the first nine months of 2008 as compared to $11.1 million in the first nine months of 2007. The increase is the result of the acquisition of C-COR. ARRIS had no significant commitments for capital expenditures at September 30, 2008. Management expects to invest approximately $20 to $22 million in capital expenditures for the fiscal year 2008.

Critical Accounting Estimates
The accounting and financial reporting policies of the ARRIS are in conformity with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management has discussed the development and selection of the Company’s critical accounting estimates with the audit committee of the Company’s Board of Directors and the audit committee has reviewed the Company’s related disclosures. Our critical accounting policies and estimates are disclosed extensively in our Form 10-K for the year ended December 31, 2007, as filed with the SEC. Our critical accounting estimates have not changed in any material respect during the nine months ended September 30, 2008.
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
We have, in our investment portfolio, one non-taxable auction rate security, that is classified as a long-term investment. Although these types of securities have maturity dates of 15 to 30 years, they have certain characteristics of short-term investments as the interest rates reset every 7, 28, or 35 days. Due to the short duration of these investments, a movement in market interest rates would not have a material impact on our operating results. However, it is possible that a security will fail to reprice at the scheduled auction date. In these instances, we are entitled to receive a higher interest rate above market and the auction rate security will be held until the next successful scheduled auction date. At December 31, 2007 ARRIS had $30.3 million invested in auction rate securities. For the first nine months of 2008, we successfully liquidated, at par, a net of $25.3 million of the auction rate securities. However, one auction rate security of approximately $5.0 million has continued to fail at auction, resulting in ARRIS continuing to hold this security. Due to the current market conditions and the failure of the auction rate security to reprice, beginning in the second quarter of 2008, we have recorded changes in the fair value of the instrument as an impairment charge in the Statement of Operations in the Gain (Loss) on Investment line. This particular security was held as of September 30, 2008 as a long-term investment with a fair market value of $4.8 million. ARRIS may not be able to liquidate this security until a successful auction occurs, or alternatively, we have been provided the option to sell the security to a major financial institution at par on June 30, 2010. During the three and nine months ended September 30, 2008, we recorded changes in fair value of $(0.1) million and $0.2 million, respectively.
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
We have certain international customers who are billed in their local currency. Changes in the monetary exchange rates may adversely affect our results of operations and financial condition. To manage the volatility relating to these typical business exposures, we may enter into various derivative transactions, when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. The euro and the yen are the predominant currencies of those customers who are billed in their local currency. Taking into account the effects of foreign currency fluctuations of the euro versus the dollar, a hypothetical 10% weakening of the U.S. dollar (as of December 31, 2007) would provide a gain on foreign currency of approximately $1.6 million. Conversely, a hypothetical 10% strengthening of the U.S. dollar would provide a loss on foreign currency of approximately $1.6 million. There were no material changes in this market risk since December 31, 2007. The actual impact of foreign exchange rate changes will depend on, among other factors, the timing of rate changes and changes in the volume and mix of the our business. As of September 30, 2008, we had no material contracts, other than accounts receivable, denominated in foreign currencies.

As of September 30, 2008, we had option collars outstanding with notional amounts totaling 9.8 million Euros, which mature in 2008 and $7.5 million euros maturing in 2009. As of September 30, 2008, we had forward contracts outstanding with notional amounts totaling 10.5 million euros maturing in 2009.
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
The previously reported GPNE Corp. (“GPNE”) cases have been settled. ARRIS’ settlement costs were included in operating expenses for the quarter ended September 30, 2008. In connection with our acquisition of C-COR, Inc., ARRIS on October 31, 2007, was named as the defendant in a suit entitled CIBC World Market Corp. vs. ARRIS Group, Inc., Action No. 603605/2007, in the Supreme Court of the State of New York, New York County. In the suit CIBC asserts that it is entitled to a $4.0 million fee plus expenses (“fee”) at the closing of the proposed acquisition. We do not believe that any fee is due to CIBC in connection with this acquisition. ARRIS’s position is that its June 1, 2005, engagement with CIBC, pursuant to which CIBC asserts its claim, was terminated and that no fee is due under the engagement. Independent of that termination, CIBC was conflicted from representing ARRIS in the transaction, provided no services to ARRIS in connection with the transaction, and otherwise is estopped from asserting that it is entitled to a fee. ARRIS is contesting the entitlement to a fee asserted by CIBC vigorously.
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
In January and February 2008, Verizon Services Corp. filed separate lawsuits against various affiliates of Cox and Charter, in the District Courts for the Eastern District of Virginia and for the Eastern District of Texas respectively, alleging infringement of eight patents. In the Verizon v. Cox suit, the jury issued a verdict in favor of Cox, finding non-infringement in all patents and invalidating two of Verizon’s patents. It is anticipated that Verizon may appeal. It is premature to assess the likelihood of a favorable outcome of either the Charter or Cox cases. In the event of an unfavorable outcome, ARRIS may be required to indemnify Charter and Cox, pay royalties and/or cease utilizing certain technology.
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
V-Tran Media Technologies has filed a number of lawsuits against 21 different parties, including suits against Comcast, Charter, Verizon, Time Warner and numerous smaller MSOs for infringement on two patents related to television broadcast systems for selective transmission. Both patents expired in June of this year. ARRIS is reviewing the patents and our products and analyzing the extent to which these patents may relate to our products. It is premature to assess the likelihood of a favorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify the defendants, or pay royalties. Given that the patents expire soon, it is unlikely that the case will result in injunctions or ceasing the use of the technology.
In February 2008, Brasfield and 21 other named plaintiffs, all current or former installers or technicians servicing cable TV customers in Memphis, Tennessee, filed a Fair Labor Standards Act suit against Source Broadband and C-COR alleging that the plaintiffs were not properly paid for overtime. Source Broadband purchased C-COR’s installation business in June 2007. Plaintiffs are attempting to certify this case as a class action. ARRIS is contesting the class certification and the suit.
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
Several of our customers have accumulated significant levels of debt. These high debt levels, coupled with the current turbulence and uncertainty in the capital markets, have affected the market values of domestic cable operators and may impact their access to capital in the future. Even if the financial health of our customers remains intact, we cannot assure you that these customers may not purchase new equipment at levels we have seen in the past or expect in the future. During September and October, the economy and financial markets have been heavily impacted by housing market disruptions and foreclosures as well as the recent material credit market disruptions. We cannot predict the impact if any of the recent financial market turmoil on our customer’s upgrade and maintenance expenditures.
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
Our recently completed acquisition of C-COR involves the integration of two companies that previously operated independently. The integration of two previously independent companies is a challenging, time-consuming and costly process. While the integration process began in late 2007 once the C-COR transaction closed, the complete integration will take some time to accomplish. The value of shares of our common stock will be affected by our ability to achieve the benefits expected to result from the acquisition. Achieving the benefits of the merger will depend in part upon meeting the challenges inherent in the successful combination of two business enterprises of the size and scope of ARRIS and C-COR, and the possible resulting diversion of management’s attention for an extended period of time. It is possible that the process of combining the companies could result in the loss of key employees, the disruption of our ongoing businesses, or inconsistencies in standards, controls, procedures, and policies that adversely affect our ability to maintain relationships with customers, suppliers, and employees, or to achieve the anticipated benefits of the merger. In addition, the successful combination of the companies will require the dedication of significant management resources, which could temporarily divert attention from the day-to-day business of the combined company.
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
Under GAAP, when we acquire a business, Statement of Financial Accounting Standards (“SFAS”) No. 141, Accounting for Business Combinations, requires us to record an asset called “goodwill” in an amount equal to the amount we pay for the business, including liabilities assumed, in excess of the fair value of the tangible and intangible assets of the business. Our acquisition of C-COR resulted in the recognition of approximately $300 million in goodwill as of December 31, 2007. SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill and other intangible assets that have indefinite useful lives not be amortized, but instead be tested at least annually for impairment, and that intangible assets that have finite useful lives be amortized over their useful lives. In testing for impairment, SFAS No. 142 provides specific guidance for testing goodwill and other non-amortized intangible assets for impairment. SFAS No. 142 requires us to make certain estimates and assumptions, including, among other things, an assessment of market conditions and projections of cash flows, investment rates and cost of capital and growth rates. These estimates and assumptions can significantly impact the reported value of goodwill and other intangible assets. Absent any impairment indicators, we perform our impairment tests annually during the fourth quarter. Although we have not yet performed our impairment test for the current year, it is possible that current economic conditions could result in an impairment charge when it is performed. Any future impairment would negatively impact our results of operations for the period in which the impairment is recognized.
Our business has primarily come from several key customers. The loss of one of these customers or a significant reduction in sales to one of these customers would have a material adverse effect on our business.
Our two largest customers (including their affiliates, as applicable) are Comcast, and Time Warner Cable. For the nine months ended September 30, 2008, sales to Comcast accounted for approximately 21.3%, and sales to Time Warner Cable accounted for approximately 22.3% of our total revenue. The loss of any of these customers, or one of our other large customers, or a significant reduction in the products or services provided to any of them would have a material adverse impact on our business. For each of these customers, we also are one of their largest suppliers. A consequence of that, if from time-to-time customers elect to purchase products from our competitors in order to diversify their supplier base and to dual-source key products or to curtail purchasing due to budgetary or market conditions, such decisions could have material consequences to our business. In addition, because of the magnitude of our sales to these customers the terms and timing of our sales are heavily negotiated, and even minor changes can have a significant impact upon or business.
We may have difficulty in forecasting our sales.
Because a significant portion of the purchases by our customers are discretionary, accurately forecasting sales is difficult. In addition, more so than historically, in recent years our customers have submitted their purchase orders less evenly over the course of each quarter and year and with shorter lead times. This has made it even more difficult for us to forecast sales and other financial measures and plan accordingly.
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
Media & Communications Systems is expected to be our fastest growing and highest gross margin segment. If we are unable to grow revenues in this area, it will limit our ability to increase earnings and likely have an adverse effect on our stock price. Our ability to increase the revenue generated by our MCS segment depends on many factors, some of which are beyond our control. For example:
•	our customers may decide to continue to manage their networks by focusing on limited, individual elements of the network rather than managing their entire network integrity and service delivery processes using a suite of software application modules such as those we offer;

•	our software products may not perform as expected;

•	new and better products may be developed by competitors;

•	others may claim that our products infringe on their intellectual property;

•	our customers may decide to use internally developed software tools to manage their networks rather than license software from us;

•	the software business is volatile, and we may not be able to effectively utilize our resources and meet the needs of our customers if we are unable to forecast the future demands of such customers;

•	if our customers increase the amount of spending on automated network, service, and content and operations management tools, new suppliers of these tools may enter the market and successfully capture market share; and

•	we may be unable to hire and retain enough qualified technical and management personnel to support our growth plans.
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
Our future success depends in part upon our proprietary technology, product development, technological expertise and distribution channels. We cannot predict whether we can protect our technology or whether competitors can develop similar technology independently. We have received, directly or indirectly, and may continue to receive from third parties, including some of our competitors, notices claiming that we, or our customers using our products, have infringed upon third-party patents or other proprietary rights. We are a defendant in proceedings (and other proceedings have been threatened) in which our customers were sued for patent infringement and sued, or made claims against, us and other suppliers for indemnification, and we may become involved in similar litigation involving these and other customers in the future. These claims, regardless of their merit, result in costly litigation, divert the time, attention and resources of our management, delay our product shipments, and, in some cases, require us to enter into royalty or licensing agreements. If a claim of product infringement against us is successful and we fail to obtain a license or develop non-infringing technology, our business and operating results could be materially and adversely affected. In addition, the payment of any necessary licensing fees or indemnification costs associated with a patent infringement claim could also materially adversely affect our operating results. See “Legal Proceedings.”
Changes in accounting pronouncements can impact our business.
We prepare our financial statements in accordance with U.S. generally accepted accounting principles. These principles periodically are modified by the Financial Accounting Standards Board and other governing authorities, and those changes can impact how we report our results of operations, cash flows and financial positions. For instance, the FASB recently announced that it has modified, the accounting principles that govern the reporting of interest expense with respect to certain convertible indebtedness, such as the convertible notes that we have outstanding. The consequence of this will be an increase in our interest expense and a possible restatement of interest expense for prior periods. These changes could be significant.

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

Dated: November 6, 2008