Form 10-K
period 2008-12-31
ARRIS GROUP INC
filed 2009-02-27
CIK 1141107

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

For the fiscal year ended December 31, 2008

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

The aggregate market value of ARRIS Group, Inc.’s Common Stock held by non-affiliates as of June 30, 2008 was approximately $1.0 billion (computed on the basis of the last reported sales price per share of such stock of $8.45 on the NASDAQ Global Market System). For these purposes, directors, officers and 10% shareholders have been assumed to be affiliates.

As of January 31, 2009, 123,078,767 shares of ARRIS Group, Inc.’s Common Stock were outstanding.

Portions of ARRIS Group, Inc.’s Proxy Statement for its 2009 Annual Meeting of Stockholders are incorporated by reference into Part III.

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

Glossary of Terms

Below are commonly used acronyms in our industry and their meanings:

Acronym	Terminology

AdVOD	Linear and Demand Oriented Advertising
ARPU	Average Revenue Per User
Cable VoIP	Cable Voice over Internet Protocol
CAM	Cable Access Module
CBR	Constant Bit Rate
CLEC	Competitive Local Exchange Carrier
CMTS	Cable Modem Termination System
CPE	Customer Premises Equipment
CWDM	Coarse Wave Division Multiplexing
DBS	Digital Broadcast Satellite
DOCSIS®	Data Over Cable Service Interface Specification
DPI	Digital Program Insertion
DSG	DOCSIS Set-Top Gateway
DSL	Digital Subscriber Line
DWDM	Dense Wave Division Multiplexing
EMTA	Embedded Multimedia Terminal Adapter
eQAM	Edge Quadrature Amplitude Modulator
FMC	Fixed Mobile Convergence
FPGA	Field Programmable Gate Arrays
FTTH	Fiber to the Home
FTTP	Fiber to the Premises
GAAP	Generally Accepted Accounting Principles
GHZ	Gigahertz
GPA	General Purchase Agreements
HDTV	High Definition Television
HFC	Hybrid Fiber-Coaxial
IFRS	International Financial Reporting Standards
ILEC	Incumbent Local Exchange Carrier

Acronym	Terminology

IP	Internet Protocol
IPTV	Internet Protocol Television
Mbps	Megabits per Second
MPEG-2	Moving Picture Experts Group, Standard No. 2
MPEG-4	Moving Picture Experts Group, Standard No. 4
M-CMTS	Modular CMTS
MSO	Multiple Systems Operator
MTA	Multimedia Terminal Adapter
NGNA	Next Generation Network Architecture
nPVR	Network Personal Video Recorder
NSM	Network Service Manager
NIU	Network Interface Unit
PCS	Post Contract Support
PCT	Patent Convention Treaty
PSTN	Public-Switched Telephone Network
QAM	Quadrature Amplitude Modulation
QoS	Quality of Service
RF	Radio Frequency
RGU	Revenue Generating Unit
SDV	Switched Digital Video
SLA	Service Level Agreement
STB	Set Top Box
VAR	Value-Added Reseller
VOD	Video on Demand
VoIP	Voice over Internet Protocol
VPN	Virtual Private Network
VSOE	Vendor-Specific Objective Evidence

Overview

We are a global communications technology company specializing in the design and engineering of broadband network solutions. We are a leading developer, manufacturer and supplier of cable telephony, video and high-speed data products, as well as outside plant construction and maintenance equipment for cable system operators. We provide products and equipment principally to cable system operators and, more specifically, to Multiple System Operators (“MSOs”). Our products allow MSOs and other broadband service providers to deliver a full range of integrated voice, video and high-speed data services to their subscribers. Our core strategy is to lead network operators through the transition to Internet Protocol-based networks by leveraging our extensive global installed base of products and experienced workforce to deliver network solutions that meet the business needs of our customers.

We operate our business in three segments:

1) Broadband Communications Systems (“BCS”)

2) Access, Transport and Supplies (“ATS”)

3) Media & Communications Systems (“MCS”)

A detailed description of each segment is contained below in “Our Principal Products.”

Industry Overview

In recent years, the technology offered by cable system operators has evolved significantly. Historically, cable system operators offered only one-way analog video service. In order to increase revenues and better position themselves competitively, MSOs have aggressively upgraded their networks, spending over 100 billion dollars during the past decade, to support and deliver enhanced voice, digital video and data services, such as high-speed data, telephony, digital video and video on demand.

By offering bundled packages of broadband services, these MSOs are seeking to gain a competitive edge over telephone companies and Digital Broadcast Satellite (“DBS”) providers, and to create additional revenue streams. Delivery of enhanced services also has helped MSOs offset slowing basic video subscriber growth and reduce their subscriber churn. To compete effectively against the DBS providers and telephone companies, MSOs have been upgrading and rebuilding their networks to offer digital video, which enables them to provide more channels and better picture quality than analog video. These upgrades to digital video also allow MSOs to roll out High Definition Television (“HDTV”) and new interactive services such as Video on Demand (“VOD”). VOD services require video storage equipment and servers, systems to manage increasing amounts of various types of content and complementary devices capable of transporting, multiplexing and modulating signals to individual subscribers over a network. Additionally, the delivery of HDTV channels requires significantly more bandwidth than the equivalent number of standard definition channels. This demand for additional bandwidth is the key driver behind many of the changes being made to the cable operators’ network, and the MSO investment in the products provided by ARRIS. One of the most significant changes that has been occurring over the past few years is a transition to an “all-digital” network. The transition to an “all-digital” network will reduce the amount of channel capacity dedicated to inefficient analog video by using digitized signals on the HFC plant. In most cases, this transition is being implemented in several steps by starting with “digital simulcasting”. Digital simulcasting makes all channels available in digital format, in addition to simultaneously broadcasting the same channels in analog format for analog-only cable subscribers. This has necessitated even more growth and improvement in the MSO’s transmission network to handle increased complexity and growth in network traffic. We are a leading provider of equipment enabling transmission of voice, video and data traffic within the MSO’s networks.

Another method being used by operators to more efficiently utilize the existing HFC capacity is to deploy Switched Digital Video (“SDV”). SDV provides the ability to transition from a broadcast video paradigm to a narrowcast video paradigm, in which a portion of the digital video broadcast programs is over-subscribed across a set of downstream channels. Only those channels which are actively being watched by consumers are ‘switched’ onto the HFC network by a smart EdgeQAM. This is a very cost-effective mechanism to reduce the number of channels required for broadcast digital video, freeing up capacity for other services such as more HDTV or data services.

Demand for bandwidth capacity of cable systems is increasing as content providers (such as Google, Yahoo, YouTube, Hulu, MySpace, Facebook, Blockbuster, Netflix, ABC, CBS, NBC, movie and music studios, and gaming vendors) increasingly offer personalized content across multiple venues. For example, broadcast network shows and user-generated content, such as video downloads, personalized web pages, and video and photo sharing, have become commonplace on the Internet. Likewise, certain cable operators are experimenting with offering more content through the use of network personal video recorders (“nPVRs”) which, once copyright issues are resolved, are expected to add more traffic to the networks. Another bandwidth intensive service being offered by a major cable operator allows cable video subscribers to re-start programs on demand if they miss the beginning of a television show (“time-shifted television”). Television today has thus become more interactive and personalized, thereby increasing the demand on a service provider’s network. Further, the Internet has raised the bar on personalization with viewers increasingly looking for “similar” experience across multiple screens — television, PC and phone, further increasing the challenges in delivering broadband content.

Cable operators are offering enhanced broadband services, including high definition television, digital video, interactive and on demand video services, high-speed data and Voice over Internet Protocol (“VoIP”). As these enhanced broadband services continue to attract new subscribers, we expect that cable operators will continue to invest in their networks to expand network capacity and support increased customer demand for personalized services. In the access portion, or “last-mile,” of the network, operators will need to upgrade headends, hubs, nodes, and radio frequency distribution equipment. While many domestic cable operators have substantially completed the initial network upgrades necessary to provide enhanced broadband services, they will need to take a scalable approach to continue upgrades as new services are deployed. In addition, many international cable operators have not yet completed the initial upgrades necessary to offer such enhanced broadband services and are expected to continue purchasing equipment to complete these upgrades.

Data and VoIP services provided by the MSOs are governed by a set of technical specifications promulgated by CableLabs® in North America and tComLabs® in Europe. While the specifications developed by these two bodies necessarily differ in a few details in order to accommodate the differences in HFC network architectures between North America and Europe, a significant feature set is common. The primary data standard specification for cable operators in North America is entitled Data over Cable System Interface Specification (“DOCSIS®”). Release 2.0 of DOCSIS® is the current governing standard for data services in North America. The parallel release for European operators is Euro-DOCSIS® Release 2.0. DOCSIS® 2.0 builds upon the capabilities of DOCSIS® 1.1 and adds additional throughput in the upstream portion of the cable plant — from the consumer out to the Internet. In addition to the DOCSIS® standards that govern data transmission, CableLabs® has defined the PacketCabletm specifications for VoIP. These specifications define the interfaces between network elements such as cable modem termination systems, or CMTSs, multimedia terminal adapters, or MTAs, gateways and call management servers to provide high quality IP telephony service over the HFC network.

The growing market strength of telecommunications service providers’ fiber-to-the-home (“FTTH”) services is mounting a significant threat to cable MSOs. As a competitive response, a new standard, DOCSIS 3.0 has been developed and commercial deployments commenced in 2008. DOCSIS 3.0 allows MSOs to provide higher data rates to compete with fiber’s capability. DOCSIS 3.0 is also a key enabler of Video over IP where multiple channels can now be used to deliver video over a common network infrastructure. MSOs are beginning to investigate Video over IP as an alternative and are engaging the vendor community, including ARRIS, in discussions. ARRIS designs and manufactures DOCSIS 3.0 CMTS, cable modems and EMTAs.

MSOs have benefited from the use of standard technologies like DOCSIS® 1.1, 2.0 and 3.0 and PacketCabletm. One of the fastest growing services, based on DOCSIS® and PacketCabletm standards, offered by the MSOs is cable telephony. Cable telephony allows MSOs to offer their customers local and long distance residential telephone service. Constant bit rate, or CBR, technology was the technology of choice for telephone services until late 2004. Rapid maturation of VoIP technology in 2003 and 2004 resulted in PacketCabletm certified Internet protocol technology as the technology of choice for offering next-generation cable IP telephony services and, as a result, 2005 became a breakout year for the deployment of IP based voice services in the cable market. PacketCabletm certified Voice over IP, or Cable VoIP, permits cable operators to utilize the ubiquitous IP protocol to deliver toll-quality cable telephony services. The broad adoption of Cable VoIP by the MSOs could potentially cannibalize the deployment of data-only cable modems, as the customer premises devices that support VoIP also offer high-speed data access on the same equipment. We are a leading supplier of both head-end and customer premises equipment for VoIP services over cable. The demand for single family residential Voice over IP subscriber devices (“EMTA”) has continued to grow at a steady rate since the technology was first introduced in 2003. Cable operators worldwide have adopted VoIP as the primary method to offer voice services. Price pressures are strong in this market and therefore revenue growth is lower than unit growth. However, because of our current leadership position in this market, we expect to be able to maintain cost leadership and to lead in innovations which could expand the size of the market by creating demand in commercial, enterprise and multiple-dwelling unit applications.

Our Strategy

Our long-term business strategy “Convergence Enabled” includes the following key elements:

•	Maintain a strong capital structure, mindful of our 2013 debt maturity, share repurchase opportunities and other capital needs including mergers and acquisitions.

•	Grow our current business into a more complete portfolio including a strong video product suite. Continue to invest in the evolution toward enabling true network convergence onto an all IP platform.

•	Continue to expand our product/service portfolio through internal developments, partnerships and acquisitions.

•	Expand our international business and begin to consider opportunities in markets other than cable.

•	Continue to invest in and evolve the ARRIS talent pool to implement the above strategies.

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

Specific aspects of our strategy include, through both internal development effort and acquisitions:

Providing a Comprehensive Line of Broadband Products.  We offer a full range of high speed data, voice and video products including IP based headend and subscriber premises equipment, fiber optic transmission and radio frequency products with up to one gigahertz bandwidth capacity to transmit both radio frequency and optical signals in both directions over hybrid fiber coax networks between “the headend and the home”.

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

Providing Integrated Software Solutions to Enhance Content and Operations Management.  Our applications-oriented Internet Protocol (“IP”) software allows cable operators to automate and proactively manage their networks to maximize quality of service and return on investment. Cable operators need enhanced network visibility, flexibility, and scalability to provide the latest services to their customers. Our modular, interoperable applications provide network operators with the subscriber management, content management, and network optimization and service assurance tools needed to efficiently manage and operate their networks.

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

Expansion via Strategic Acquisitions.  To further our strategy we recently acquired C-COR Incorporated., in a cash and stock transaction valued at approximately $680.4 million. The transaction closed on December 14, 2007. As a result of this acquisition, we now have substantially greater scale and critical mass, as well as greater product breadth and enhanced customer diversity. As the cable system industry has continued to consolidate, supplier scale and product breadth have become increasingly important. On a combined basis, we expect our increased product breadth and greater scale to be strategically relevant to our customers, thereby giving us an opportunity to capture a larger share of their spending. The combination of our industry-leading voice, data and video products together with leading access, transmission, video and software solutions better position the combined business than either company individually. Our new organization has an impressive global footprint with excellent customer and product line diversity and an even stronger international presence both in terms of sales and staff presence. The ability to offer end-to-end solutions should enable us to optimize customer relationships and derive greater product pull through. We expect to regularly consider acquisitions opportunities that could cost effectively expand our technology portfolio or strengthen our market presence or opportunities.

Our Principal Products

A broadband cable system consists of three principal components:

•	Headend. The headend is a central point in the cable system where signals are received via satellite and other sources. Interfaces that connect the Internet and public switched telephone networks are located in the headend. The headend organizes, processes and retransmits those signals through the distribution network to subscribers. Larger networks include both primary headends and a series of secondary headends or hubs.

•	Distribution Network. The distribution network consists of fiber optic and coaxial cables and associated optical and electronic equipment that take the combined signals from the headend and transmits them throughout the cable system to optical nodes and ultimately the subscriber premises. The distribution network also collects requests and transmissions from subscribers and transports them back to the headend for processing and transmission.

•	Subscriber Premises. Cable drops extend from multi taps to subscribers’ homes and connect to a subscriber’s television set, set-top box, telephony network interface device or high speed cable modem.

We provide cable system operators with a comprehensive product offering for the headend, distribution network and subscriber premises. We divide our product offerings into three segments:

Broadband Communications Systems (“BCS”):

•	VoIP and High Speed Data products

•	CMTS

•	2-Line Residential EMTA

•	Multi-line E-MTA for Residential and Commercial Services

•	Wireless Gateway EMTA

•	High-speed data Cable Modems

•	Video / IP headend products

•	CMTS

•	Universal EdgeQAM

Access, Transport and Supplies (“ATS”):

•	HFC plant equipment products, including

•	Headend and hub products

•	Optical nodes

•	Radio frequency products and

•	Transport products

•	Infrastructure products for fiber optic or coaxial networks built under or above ground, including

•	Cable and strand

•	Vaults

•	Conduit

•	Drop materials

•	Tools

•	Connectors

•	Test equipment

Media & Communications Systems (“MCS”):

•	Content and Operations management systems, including products for

•	Video on Demand

•	Ad Insertion

•	Digital Advertising

•	Operations management systems, including products for

•	Service Assurance

•	Service Fulfillment

•	Mobile Workforce Management

•	Fixed Mobile Convergence Network, including product for

•	Mobility Application Server (“MAS”) for continuity of services across wireless and Packetcable Networks

•	Voice Call Continuity (“VCC”)% Application Server for continuity of services in IP Multimedia Subsystem (“IMS”) Networks

Broadband Communication Systems

Voice over IP and Data Products

Headend — The heart of a Voice over IP or data headend is a CMTS. A CMTS, along with a call agent, a gateway, and provisioning systems, provides the ability to integrate the Public-Switched Telephone Network, or PSTN, and high-speed data services over a HFC network. The CMTS provides the software and hardware to allow IP traffic from the Internet, or traffic used in VoIP telephony, to be converted for use on HFC networks. The CMTS is also responsible for initializing and monitoring all cable modems and EMTAs connected to the HFC network. We provide two products, the C4®CMTS and the C3tm CMTS, used in the cable operator’s headend that provide VoIP and high-speed data services to residential or business subscribers. The CMTS is a highly complex, reliable, real-time sensitive element of a carrier-grade broadband network, responsible for ensuring the quality of the services provided.

During 2008 we introduced the 16D Cable Access Module (“CAM”) and the Router Control Module (“RCM”) for the C4 CMTS. The 16D CAM provides eight times the downstream capacity of its predecessor and DOCSIS 3.0 downstream channel bonding enabling downstream speeds up to 160Mbps. The RCM provides a 10Gigabit per Second interface to the Internet as well as eight 1Gigabit interfaces which greatly expands the capacity of the existing installed base of C4 CMTS and allows cable operators to offer ultra-high speed data services competitive with telephone company fiber to the home service.

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

During 2008 we introduced the WBM750 DOCSIS Wideband Cable Modem and the TM702 DOCSIS Wideband Multimedia Terminal Adapter. Both units are capable of data speeds up to 100Mbps allowing cable operators to compete favorably against telephone company fiber to the home service.

We also introduced the TM604 and TM608, 4-line and 8-line multiline EMTAs providing four or eight voice lines, respectively, with internal battery back-up for commercial service applications. Commercial Services is a relatively new and growing area of interest for the MSOs.

Video/IP Products

Headend — We market our Video / IP headend equipment as the D5tm Universal Edge QAM. The D5tm converts digital video and IP data into radio frequency signals that can be transmitted on a cable service provider’s HFC plant. The D5tm Universal Edge QAM is compatible with DOCSIS® cable modems as well as MPEG-2 and MPEG-4 set top boxes. The D5tm Universal Edge QAM is ideal for service providers deploying video on demand and switched digital video (SDV) services where many unicast channels are required. In 2008 we expanded the capacity of the D5 from 48 ports to 72 ports while maintaining the same footprint. This increase in capacity enables operators to offer fifty percent more HDTV channels with the same installed base.

Access Transport and Supplies

The traditional hybrid fiber coax network connects a headend to individual residential and or business users through a progression of fiber optic and coaxial cables and a variety of electrical and optical devices that modulate, transmit, receive, and amplify the radio frequency and optical signals as they move over the network. The local hybrid fiber coax network consists of three major components: the headend and hubs, optical nodes, and the radio frequency plant. We offer product lines for all three components in a variety of bandwidths, up to and including one Gigahertz capability, as well as coarse wave division multiplexing (CWDM) and Dense Wave Division Multiplexing (DWDM), which provide more capacity per subscriber over existing infrastructures or provide state-of-the-art capacity for new networks.

Headend and Hubs

We offer a broad range of managed and scalable headend and hub equipment for domestic and international applications. The benchmark design of our market leading ARRIS C-COR® CHPtm 5000 compact headend products with advanced CWDM and DWDM technologies lower the capital costs of delivering more bandwidth per subscriber while enabling network operators to increase their network capacity for advanced services, such as video on demand, high definition television, high speed Internet, and voice over Internet Protocol.

Optical Nodes

The general function of the optical node in the local hybrid fiber coax network is to convert information from optical signals to radio frequency signals for distribution to the home or business. Our node series offers the performance service, segmentability, and cost efficiency required to meet the demands of the most advanced network architectures. Our nodes utilize space and cost-saving scalable technology that allows network operators to have a “pay-as-they-grow” approach in deploying their infrastructure, minimizing capital expenditures while maximizing network service availability and performance.

During 2008, we announced the availability of 1 GHz CORWave ‘closely spaced’ CWDM downstream optics products. CORWave the essential delivery of HD SDV, On Demand and business services on existing MSO fiber networks with superior quality service levels. CORWave is an extension of the broadly-deployed, field proven CHP CWDM optics that deliver more capacity over longer-link distances on existing fiber.

During 2008 we also announced the availability of new ergonomically designed optical passives in the OM4100 node fiber tray and field splice enclosure packages within the 1 GHz CHP CORWave system. The new ARRIS optical passives allow plug and play features in multiple wavelength systems, which significantly reduce deployment time with minimum service interruption.

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

We also resell products from vendors, which include widely recognized brands to small specialty manufacturers. Through our strategic suppliers, we also supply ancillary products like tools, safety equipment, testing devices and specialty electronics.

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

During 2008, we announced a series of interoperability test activities with advertising technology companies to help accelerate progress surrounding the SCTE 130, SCTE 118, DVS 766, ADI 1.1 and ADI 2.0 standards and to define the cable industry’s addressable Advertising Insertion standards and solutions. These interoperability activities focus on real-world applications and new revenue-generating capabilities in advanced advertising insertion for cable MSOs.

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

Sales and Marketing

We are positioned to serve customers worldwide with a sales and sales engineering organization complemented by a skilled technical services team. We maintain sales offices in Colorado, Georgia and Pennsylvania in the United States, and in Argentina, Brazil, Chile, Hong Kong, Japan, Korea, The Netherlands, and Spain. Our sales engineering team assists customers in system design and specification and can promptly be onsite to resolve any problems that may arise during the course of a project. Our technical services team provides professional services through experienced and highly skilled personnel who work with network operators to design and keep their networks operating at peak performance. Core competencies include network engineering and design, project management for launching advanced applications over complex broadband networks, and solutions to move today’s sophisticated networks forward to Internet Protocol and digital services. Additionally, we provide 24x7 technical support, directly and through channel partners, as well as provide training for customers and channel partners, as required, both in our facilities and at our customers’ sites.

We have agreements in various countries and regions with Value Added Resellers (“VARs”), sales representatives and channel partners that extend our sales presence into markets without established sales offices. We also maintain an inside sales group that is responsible for regular phone contact with the customer, prompt order entry, timely and accurate delivery, and effective sales administration.

Our marketing and product management teams focus on each of the various product categories and work with our engineers and various technology suppliers on new products and product enhancements. These teams are responsible for inventory levels, pricing, delivery requirements, market demand analysis, product positioning and advertising.

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

Customers

The vast majority of our sales are to cable system operators worldwide. As the U.S. cable industry continued a trend toward consolidation, the six largest MSOs controlled approximately 89.9% of the triple play RGUs within the U.S. cable market (according to Dataxis in the third quarter 2008), thereby making our sales to those MSOs critical to our success. Our sales are substantially dependent upon a system operator’s selection of ARRIS’ network equipment, demand for increased broadband services by subscribers, and general capital expenditure levels by system operators. Our two largest customers (including their affiliates, as applicable) are Comcast and Time Warner Cable. From time-to-time, the affiliates included in our revenues from these customers have changed as a result of mergers and acquisitions. Therefore, the revenue for our customers for prior periods has been adjusted to include, on a comparable basis for all periods presented, the affiliates currently understood to be under common control. Our sales to these customers for the last three years were:

	Years Ended December 31,
	2008	2007	2006
	(in thousands)

Comcast	$300,934	$366,894	$316,124
% of sales	26.3%	37.0%	35.4%
Time Warner Cable	$235,405	$106,376	$82,758
% of sales	20.6%	10.7%	9.3%

ARRIS utilizes Standard Terms of Sale. These Standard Terms of Sale apply to all purchases except those to a few of our large customers with whom we have executed general purchase agreements (“GPAs”). These GPAs do not obligate the customer to a specific volume of business. The vast majority of our sales, whether to customers with GPAs or otherwise, result from periodic purchase orders. We have multiple agreements with our largest customers, such as Comcast and Time Warner, based upon their needs or as a result of prior acquisitions. We maintain these agreements in the normal course of our business.

International Operations

Our international revenue is generated primarily from Asia-Pacific, Europe, Latin America and Canada. The Asia-Pacific market includes China, Japan, Korea, Singapore, and Taiwan. The European market includes Austria, Belgium, France, Germany, the Netherlands, Norway, Poland, Portugal, Spain, Sweden and Switzerland. The Latin America market includes Argentina, Brazil, Chile, Colombia, Mexico, Peru and Puerto Rico. Revenues from international customers were approximately 29.1%, 27.0% and 25.1% of total revenues for 2008, 2007 and 2006, respectively.

We continue to strategically invest in worldwide marketing and sales efforts, which have yielded some promising results in several regions. We currently maintain international sales offices in Argentina, Brazil, Chile, Hong Kong, Japan, Korea, The Netherlands, and Spain.

Research and Development

We operate in an industry that is subject to rapid changes in technology. Our ability to compete successfully depends in large part upon anticipating such changes. Accordingly, we engage in ongoing research and development activities in response to our customers’ needs with the intention to advance existing product lines and/or develop new offerings. We are committed to rapid innovation and the development of new technologies in the evolving broadband market. New products are developed in our research and development laboratories in Beaverton, Oregon; Cork, Ireland; Lisle, Illinois; Shenzhen, China; State College, Pennsylvania; Suwanee, Georgia; Wallingford, Connecticut; and Waltham, Massachusetts. We also form strategic alliances with world-class producers and suppliers of complementary technology to provide “best-in-class” technologies focused on “time-to-market” solutions.

We believe that our future success depends on our rapid adoption and implementation of broadband local access industry specifications, as well as rapid innovation and introduction of technologies that provide service and performance differentiation. To that end, we believe that the C4® CMTS product line continues to lead the industry in areas such as fault tolerance, wire-speed throughput and routing, and density. With the introduction of DOCSIS3.0 capabilities on the C4 platform in 2008, we extended this leadership and increased worldwide market share. We announced the renewal of significant supply agreements with Comcast in the US and KDG in Germany, as well as new customers, iTSCOM in Japan and NET Servicos in Brazil. The C3tm CMTS is designed for small to mid-size operators who are looking for a CMTS that delivers superior RF performance while only occupying one rack unit of space for delivering high-speed data services, including VPN services. The Touchstone® product line offers a wide-range of DOCSIS®, Euro-DOCSIS® and PacketCabletm certified products, including Touchstone® Cable Modems, Touchstone® Telephony Modems and Touchstone® Telephony Ports. In addition to the introduction of several new cost-reduced versions, the Touchstone® product line was completely refreshed with the addition of DOCSIS3.0 capabilities. We announced a significant DOCSIS3.0 EMTA win with Ziggo, a Dutch service provider. We also continued to add additional capabilities to the D5tm Universal Edge QAM, with successful deployments for Switched Digital Video, M-CMTS, Video-On-Demand, and Broadcast digital video applications at Comcast, Cabovisao, and others.

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

Research and development expenses in 2008, 2007, and 2006 were approximately $112.5 million, $71.2 million, and $66.0 million, respectively. Research and development expenses as a percent of sales in 2008, 2007 and 2006 were approximately 9.8%, 7.2% and 7.4%, respectively. These costs include allocated common costs associated with information technologies and facilities.

The following trends impact our current product development activities:

•	Continued development and acceptance of open standards for delivering voice, video and data;

•	Widespread deployment of VoIP;

•	Continued increase in peer-to-peer and over-the-top services accelerating demand for new services requiring intensive, high-touch processing and sophisticated management techniques;

•	Increasing demand for higher speed broadband connections to the home;

•	The rapid adoption of video on demand and switched digital video services;

•	Expanded deployment of high definition video channels;

•	Innovations in video encoding and decoding technology making possible very low bit rate, high quality video streaming;

•	Increased competition from DBS and telephone companies that drives our customers to focus on delivering additional and enhanced services. These services include more HDTV, faster internet speeds and more video options, including niche video content. All these services drove an increase in bandwidth towards 1GHz, reduction in service group sizes, and the rapid adoption of DOCSIS 3.0.

•	Decreased size of service groups through the segmenting of nodes and the implementation of new optics to support those nodes;

•	Growing scarcity of dark fiber for the provision of new service applications

•	Increased focus on Commercial Services by our customer base

•	Increased complexity of triple play markets and SLAs for QoS driving stringent requirements for management tools;

•	Increased use of comprehensive tool sets to reduce operating expenses and improve QoS;

•	Increasing digital STB penetrations which adds complexity and network constraint;

•	Lower ARPU markets requiring cost effective management tools; and

•	Continued silicon integration, multicore processor, and high speed digital to analog convertor technology innovations are making possible very low cost, multi-functional broadband headend and consumer devices, integrating not only telephony but wireless and video decompression and digital rights management functionality.

As a result, our product development activities are directed, primarily, in the following areas:

•	Development of network and client technologies to address the emerging worldwide market opportunities in next generation video and multimedia delivery (video over IP and PacketCabletm multimedia), as embodied in CableLabs® DOCSIS® 3.0 and M-CMTS standards including 100Mbps+ data speeds, IPv6 address and routing support, enhanced data security, and enhanced multicast video support;

•	Development of new CMTS line cards to separate upstream and downstream functions to provide higher and greater flexibility to our customers to add network capacity

•	Development of Modular-CMTS capabilities on the C4® and D5tm products to allow for convergence of voice, video and data traffic

•	Development of a Compact version of the C4 CMTS, called the C4c. This product will re-use the existing C4 line cards and software, but will have fewer slots and therefore a smaller footprint for headends and hubs that require less capacity.

•	Expanding the range of next-generation, lithium-ion-based Touchstone® Telephony Modem EMTAs for both residential and commercial voice and data applications;

•	Product value engineering and cost reductions;

•	Development of switched digital video and Modular CMTS features on the D5tm Universal Edge QAM;

•	Network segmentation options for node families that provide MSOs scalable, flexible network capacity with a minimal impact to existing infrastructures;

•	Multi-wavelength optical transport solutions to maximize the utilization of limited, existing MSO fiber infrastructures;

•	Development of headend and CPE products that enable and support RF over Glass (“RFoG”) and Ethernet-based Passive Optical (“ePON”) transport solutions;

•	Development of a 1 GHz Optical Lid Upgrade providing a solution for fiber deeper architectures and advanced services like SDV, HSD, HD and VOIP.

•	Development of “drop-in” 1 GHz Amplifiers providing bandwidth enhancement for plant modernization while minimizing the need for plant disruptions associated with resplicing.

•	Development of mid-sized Segmentable Node, 1 GHz providing bandwidth expansion and a pay as you grow solution.

•	Next generation Mobile Workforce Management System;

•	Expanding capabilities of ServAssuretm;

•	Development of innovative VOD and Ad Insertion solutions;

•	Development of a Fixed Mobile Convergence application server for seamless call control handling; and

•	Process innovations to lower development and manufacturing costs.

Intellectual Property

We have an aggressive program for protecting our intellectual property. As of January 31, 2009, the program consists of maintaining our portfolio of more than 360 issued patents (both U.S. and foreign) and pursuing patent protection on new inventions (currently more than 290 U.S. patent applications and provisional patent applications including foreign applications). In our effort to pursue new patents, we have created a process whereby employees may submit ideas of inventions for review by management. The review process evaluates each submission for novelty, detectability, and commercial value. Patent applications are filed on the inventions that meet the criteria. ARRIS has 45 registered or pending trademarks. In addition, we hold an exclusive license, for use in our field, of numerous patents relating to fiber optic and radio frequency transmission equipment and technology, and network management techniques and services.

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

Our product sourcing strategy for products other than Access and Transport products centers on the use of contract manufacturers to produce our products. Our largest contract manufacturers are Unihan, Plexus Services Corporation, and Flextronics. The facilities operated by these contract manufacturers for the production of our products are located in China, Ireland, Mexico, and the United States.

We have contracts with each of these manufacturers. We provide these manufacturers with a 6-month or 12-month rolling, non-binding forecasts, and we typically have a minimum of 60 days of purchase orders placed with them for products. Purchase orders for delivery within 60 days are generally not cancelable. Purchase orders with delivery past 60 days may be cancelled with penalties in accordance with each vendor’s terms. Each contract manufacturer provides a minimum 15-month warranty.

We manufacture our Access and Transport products in our own manufacturing facility in Tijuana, Mexico, which was acquired as part of our acquisition of C-COR. The factory is 89,400 square feet, and, as of December 31, 2008, we employed approximately 426 employees. Typical items purchased for the ARRIS manufactured products are fiber optic lasers, photo receivers, radio frequency hybrids, printed circuit boards, die cast aluminum housings, and other electronic components. Although some of the components we use are single sourced, generally there are alternate sources, if needed. We outsource the manufacture and repair of certain assemblies and modules where it is cost effective to do so or where there are advantages with respect to delivery times. Current outsourcing arrangements include European versions of amplifiers, certain power supplies, accessories, optical modules, digital return modules, circuit boards, repair services, and small-lot manufacturing.

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

We obtain key components from numerous third party suppliers. For example, Broadcom provides several DOCSIS® components in our CMTS product line. We also make extensive use of FPGA from Altera and Xilinx in our C4® CMTS, C3 CMTS, and D5 Universal Edge QAM. Texas Instruments and Microtune provide components used in some of our customer premises equipment (CPE) (i.e., EMTAs and cable modems). Our agreements with Texas Instruments include technology licensing and component purchases. Several of our competitors have similar agreements with Texas Instruments for these components. In addition, we license software for operating network and security systems or sub-systems, and a variety of routing protocols from different suppliers.

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

Our backlog at December 31, 2008 was approximately $114.8 million, at December 31, 2007 was approximately $136.7 million and at December 31, 2006 was approximately $92.7 million. We believe that all of the backlog existing at December 31, 2008, will be shipped in 2009.

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

Competition

The broadband communication systems markets are dynamic and highly competitive and require companies to react quickly and capitalize on change. We must retain skilled and experienced personnel, as well as deploy substantial resources to meet the changing demands of the industry and must be nimble to be able to capitalize on change. We compete with national, regional and local manufacturers, distributors and wholesalers including some companies that are larger than we are. Our major competitors include:

•	Ambit Microsystems;

•	Aurora Networks;

•	BigBand Networks;

•	Cisco Systems, Inc.;

•	Commscope, Inc;

•	Concurrent Computer Corporation;

•	Ericsson (TandbergTV);

•	Harmonic, Inc.;

•	Motorola, Inc.;

•	SeaChange, Inc.;

•	Thomson; and

•	TVC Communications, Inc.

Our products are marketed with emphasis on quality, advanced technology, differentiating features, flexibility, service, and business solutions, and are generally priced competitively with other manufacturers’ product lines. Product reliability and performance, technological innovation, responsive customer service, breadth of product offering, and pricing are several of the key criteria for success over our competition.

One of the principal growth markets for us is the high speed data access market into which we sell a CMTS, the headend product for data and VoIP services. The largest provider of CMTS products is Cisco, which took an early lead in the initial deployment of data-only CMTS products. Cisco is expected to defend its position via both upgrades to existing products and the introduction of new products. Cisco had not previously developed a carrier-grade telephony CMTS product, but has begun to market the carrier-grade capability. Motorola also has been emphasizing routing and carrier-grade performance for its CMTS. In 2007, one of our major competitors in this market, BigBand Networks, exited the market. In 2008 we believe we garnered additional market share in the newer generation CMTS products that enable both data and carrier-grade telephony deployments due to our products’ differentiating features, fault tolerance, wire-speed throughput, routing, and density.

The customer premises business consists of voice over IP enabled modems (“EMTAs”) and cable modems. Motorola is the market leader in cable modems. Motorola also was successful in gaining an early leader status in EMTA sales with MSOs that were the first to deploy VoIP. However, as this market accelerated, we have gained the leading share position in the market. We compete on price, product performance, our telephony experience, and integration capabilities. Cisco via its Scientific-Atlanta acquisition also has had some success in the cable modem market. Cisco also has EMTA products and competes in this market. Thomson is also an EMTA competitor and gained share, particularly with Comcast, starting in late 2007. We are a relatively small competitor in the cable modem market, but have a significantly larger share of the EMTA market. Specifically, we maintained number one EMTA market share throughout 2005, 2006, 2007 and had approximately 44% of the world market in the third quarter of 2008 according to Infonetics Research, Broadband CPE Quarterly Worldwide Market Share and Forecasts for Q3 2008. VoIP deployments slowed slightly in the first three quarter of 2008 as compared to the same period in 2007 based on the Infonetics report. We believe this is the result of early VoIP market deployments slowing impacted by the weakening economic environment offset by growth in less mature markets including international operators. Our nearest competitor in this category was Motorola and during the third quarter of 2008 they had approximately 22% of the market.

Our content and operations management systems compete with several vendors offering on demand video and digital advertising insertion hardware and software, including SeaChange International Inc., Ericsson’s TandbergTV Division, Cisco, Motorola, and Concurrent Computer Corporation, as well as vendors offering network management, mobile workforce management, network configuration management, and network capacity management systems in the United States, some of which may currently have greater sales in these areas than we do. In some instances, our customers internally develop their own software for operations support systems. However, we believe that we offer a more integrated solution that gives us a competitive advantage in supporting the requirements of both today’s hybrid fiber coax networks and the emerging all-digital, packet-based networks.

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

Employees

As of January 31, 2009, we had 1,838 employees. ARRIS has no employees represented by unions within the United States. We believe that we have maintained a strong relationship with our employees. Our future success depends, in part, on our ability to attract and retain key personnel. Competition for qualified personnel in the cable industry is intense, and the loss of certain key personnel could have a material adverse effect on us. We have entered into employment contracts with our key executive officers and have confidentiality agreements with substantially all of our employees. We also have long-term incentive programs that are intended to provide substantial incentives for our key employees to remain with us.

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

Several of our customers have accumulated significant levels of debt. These high debt levels, coupled with the current turbulence and uncertainty in the capital markets, have affected the market values of domestic cable operators and may impact their access to capital in the future. Even if the financial health of our customers remains intact, we cannot assure you that these customers may not purchase new equipment at levels we have seen in the past or expect in the future. During the later part of 2008 and continuing into 2009, the economy and financial markets have been heavily impacted by housing market disruptions and foreclosures as well as the recent material credit market disruptions. One major MSO, Charter Communications, may file for bankruptcy protection in the near-term, and others may do so in due course. We cannot predict the impact if any of the recent financial market turmoil, or of specific customer financial challenges on our customer’s upgrade and maintenance expenditures.

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

The markets for broadband communication systems are extremely competitive and dynamic, requiring the companies that compete in these markets to react quickly and capitalize on change. This requires us to retain skilled and experienced personnel as well as to deploy substantial resources toward meeting the ever-changing demands of the industry. We compete with national and international manufacturers, distributors and wholesalers including many companies that are larger than we are. Our major competitors include:

•	Ambit Microsystems;

•	Aurora Networks;

•	BigBand Networks;

•	Cisco Systems, Inc.;

•	Commscope, Inc;

•	Concurrent Computer Corporation;

•	Ericsson (TandbergTV);

•	Harmonic, Inc.;

•	Motorola, Inc.;

•	SeaChange, Inc.;

•	Thomson; and

•	TVC Communications, Inc.

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

In the past, we have made acquisitions of and investments in businesses, products, and technologies to complement or expand our business. While we have no announced plans for additional acquisitions, future acquisitions are part of our strategic objectives and may occur. If we identify an acquisition candidate, we may not be able to successfully negotiate or finance the acquisition or integrate the acquired businesses, products, or technologies with our existing business and products. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, amortization expenses, and substantial goodwill. We will test the goodwill that is created by acquisitions, at least annually and will record an impairment charge if its value has declined. For instance, in the fourth quarter of 2008, we recorded a substantial impairment charge with respect to the goodwill that was created as part of our acquisition of C-COR.

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

We have substantial goodwill.

Our financial statements reflect substantial goodwill, approximately $231.7 million as of December 21, 2008, that was recognized in connection with the acquisitions that we have made. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets, we annually (and more frequently if changes in circumstances indicate that the asset may be impaired) review the carrying amount of our goodwill in order to determine whether it has been impaired for accounting purposes. In general, if the fair value of the corresponding reporting unit is less that the carrying value of the goodwill, we record an impairment. The determination of fair value is dependent upon a number of factors, including assumptions about future cash flows and growth rates that are based on our current and long-term business plans. In 2008, we recorded an impairment to our goodwill of approximately $209.3 million. Should the factors that determine fair value for these purposes erode further, we would be required to record additional impairments in the future. For additional information, see the discussion under Critical Accounting Estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our business comes primarily from a few key customers. The loss of one of these customers or a significant reduction in sales to one of these customers would have a material adverse effect on our business.

Our two largest customers (including their affiliates, as applicable) are Comcast, and Time Warner Cable. For the year ended December 31, 2008, sales to Comcast accounted for approximately 26.3%, and sales to Time Warner Cable accounted for approximately 20.6% of our total revenue. The loss of any of these customers, or one of our other large customers, or a significant reduction in the products or services provided to any of them would have a material adverse impact on our business. For each of these customers, we also are one of their largest suppliers. A consequence of that, if from time-to-time customers elect to purchase products from our competitors in order to diversify their supplier base and to dual-source key products or to curtail purchasing due to budgetary or market conditions, such decisions could have material consequences to our business. In addition, because of the magnitude of our sales to these customers the terms and timing of our sales are heavily negotiated, and even minor changes can have a significant impact upon or business.

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

The broadband products we sell are subject to continuous technological evolution. Further, the cable industry has and will continue to demand a move toward open standards. The move toward open standards is expected to increase the number of MSOs that will offer new services, in particular, telephony. This trend also is expected to increase the number of competitors and drive capital costs per subscriber deployed down. These factors may adversely impact both our future revenues and margins.

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

In addition, we own a manufacturing facility located in Tijuana, Mexico. This operation is exposed to certain risks as a result of its location, including:

•	changes in international trade laws, such as the North American Free Trade Agreement and Prosec, affecting our import and export activities;

•	changes in, or expiration of, the Mexican government’s IMMEX (Manufacturing Industry Maquiladora and Export Services) program, which provides economic benefits to us;

•	changes in labor laws and regulations affecting our ability to hire and retain employees;

•	fluctuations of foreign currency and exchange controls;

•	potential political instability and changes in the Mexican government;

•	potential regulatory changes; and

•	general economic conditions in Mexico.

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

We utilize distributors, value-added resellers, system integrators, and manufacturers’ representatives to sell our products to certain customers and in certain geographic regions to improve our access to these customers and regions and to lower our overall cost of sales and post-sales support. Our sales through channel partners are subject to a number of risks, including:

•	ability of our selected channel partners to effectively sell our products to end customers;

•	our ability to continue channel partner arrangements into the future since most are for a limited term and subject to mutual agreement to extend;

•	a reduction in gross margins realized on sale of our products; and

•	a diminution of contact with end customers which, over time, could adversely impact our ability to develop new products that meet customers’ evolving requirements.

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

Our future success depends in part upon our proprietary technology, product development, technological expertise and distribution channels. We cannot predict whether we can protect our technology or whether competitors can develop similar technology independently. We have received, directly or indirectly, and may continue to receive from third parties, including some of our competitors, notices claiming that we, or our customers using our products, have infringed upon third-party patents or other proprietary rights. We are a defendant in proceedings (and other proceedings have been threatened) in which our customers were sued for patent infringement and sued, or made claims against, us and other suppliers for indemnification, and we may become involved in similar litigation involving these and other customers in the future. These claims, regardless of their merit, result in costly litigation, divert the time, attention and resources of our management, delay our product shipments, and, in some cases, require us to enter into royalty or licensing agreements. If a claim of product infringement against us is successful and we fail to obtain a license or develop non-infringing technology, our business and operating results could be materially and adversely affected. In addition, the payment of any damages or any necessary licensing fees or indemnification costs associated with a patent infringement claim could be material and could also materially adversely affect our operating results. See “Legal Proceedings.”

Changes in accounting pronouncements can impact our business.

We prepare our financial statements in accordance with U.S. generally accepted accounting principles. These principles periodically are modified by the Financial Accounting Standards Board and other governing authorities, and those changes can impact how we report our results of operations, cash flows and financial positions. For instance, the FASB recently announced that it has modified, the accounting principles that govern the reporting of interest expense with respect to certain convertible indebtedness, such as the convertible notes that we have outstanding. The consequence of this will be an increase in our interest expense and a restatement of interest expense for prior periods. These changes could be significant.

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

Item 1B.	Unresolved Staff Comments

As of December 31, 2008, there were no unresolved comments.

Item 2	Properties

We currently conduct our operations from 21 different locations; three of which we own, while the remaining 18 are leased. These facilities consist of sales and administrative offices and warehouses totaling approximately one million square feet. Our long-term leases expire at various dates through 2023. We believe that our current properties are adequate for our operations.

A summary of our principal leased properties (those exceeding 10,000 sq. ft.) that are currently in use is as follows:

Location	Description	Area (sq. ft.)	Lease Expiration	Segment

Suwanee, Georgia	Office space	129,403	April 14, 2012	All
Tijuana, Mexico	Manufacturing	89,400	March 1, 2011	(2)
Wallingford, Connecticut	Office space	82,155	December 31, 2014	(2)
Beaverton, Oregon	Office space/ Manufacturing	60,389	January 31, 2011	(3)
Ontario, California	Warehouse	59,269	March 31, 2014	All
Lisle, Illinois	Office space	56,008	November 1, 2013	(1)
Waltham, Massachusetts	Office space	21,033	February 15, 2011	(3)
Englewood, Colorado	Office space	32,240	March 31, 2011	All
Ontario, California	Warehouse	26,565	December 31, 2009	All
Cork, Ireland	Office space	11,135	October 28, 2020	(1)

We own the following properties:

Location	Description	Area (sq. ft.)	Segment

Cary, North Carolina	Warehouse	151,500	All
State College, Pennsylvania	Office space	133,000	(2)(3)
Chicago, Illinois	Warehouse/ Office space	18,000	(2)

Segment:

(1)	Broadband Communications Systems

(2)	Access, Transport and Supplies

(3)	Media & Communications Systems

All All segments

Item 3.	Legal Proceedings

From time to time, ARRIS is involved in claims, disputes, litigation or legal proceedings incidental to the ordinary course of its business, such as employment matters, environmental proceedings, contractual disputes and intellectual property disputes. Except as described below, ARRIS is not party to any proceedings that are, or reasonably could be expected to be, material to its business, results of operations or financial condition.

The three previously reported Hybrid Patents, Inc. cases have been settled. ARRIS’ settlement costs, which were not significant, were included in operating expenses for the quarter ended March 31, 2008.

The previously reported GPNE Corp. (“GPNE”) cases have been settled. ARRIS’ settlement costs, which were not significant, were included in operating expenses for the quarter ended September 30, 2008.

The previously disclosed USA Video Technology Corp. a suit against Time Warner Cable, Cox, Charter and Comcast was successfully concluded on summary judgment motions.

Commencing in 2005, Rembrandt Technologies, LP filed a series of lawsuits against Charter Communications, Inc, Time Warner Cable, Inc., Comcast Corporation and others alleging infringement of eight (8) patents related to the cable systems operators’ use of data transmission, video, cable modem, voice-over-internet, and other technologies and applications. Although ARRIS is not a defendant in any of these lawsuits, its customers are, and its customers either have requested indemnification from, or may request indemnification or cooperation with the defense costs from, ARRIS and the other manufacturers of the equipment that is alleged to infringe. ARRIS is party to a joint defense agreement with respect to one of the lawsuits and has various understandings with the defendants in the remaining lawsuits with respect to cost sharing. In June 2007, the Judicial Panel of multi district litigation issued an order centralizing the litigation for administrative purposes in the District Court for Delaware. In November 2007 ARRIS, Cisco, Motorola and other suppliers filed a declaratory judgment action in the District Court of Delaware seeking to have the court declare the patents invalid and not infringed. After a favorable Markman hearing, Rembrandt reduced the number of asserted patents from 8 to 5 with leave to reassert under certain circumstances. It is premature to assess the likelihood of a favorable outcome. In the event of an adverse outcome, ARRIS could be required to indemnify its customers, pay royalties, and/or cease using certain technology. Also, an adverse outcome may require a change in the DOCSIS® standards to avoid using the patented technology.

In connection with our acquisition of C-COR, Inc., ARRIS on October 31, 2007, was named as the defendant in a suit entitled CIBC World Market Corp. vs. ARRIS Group, Inc., Action No. 603605/2007, in the Supreme Court of the State of New York, New York County. In the suit CIBC asserts that it is entitled to a $4.0 million fee (“fee”) at the closing of the proposed acquisition. We do not believe that any fee is due to CIBC in connection with this acquisition. ARRIS’s position is that its June 1, 2005, engagement with CIBC, pursuant to which CIBC asserts its claim, was terminated and that no fee is due under the engagement. Independent of that termination, CIBC had a conflict of interests in representing ARRIS in the transaction, provided no services to ARRIS in connection with the transaction, and otherwise is estopped from asserting that it is entitled to a fee. ARRIS is contesting the entitlement to a fee asserted by CIBC vigorously.

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

In January and February 2008, Verizon Services Corp. filed separate lawsuits against various affiliates of Cox and against Charter, in the District Courts for the Eastern District of Virginia and for the Eastern District of Texas respectively, alleging infringement of eight patents. In the Verizon v. Cox suit, the jury issued a verdict in favor of Cox, finding non-infringement in all patents and invalidating two of Verizon’s patents. It is anticipated that Verizon may appeal. The suit against Charter is still pending, and trial is anticipated to take place in 2010. Verizon and Comcast have reached a settlement of the subject patents. It is premature to assess the likelihood of a favorable outcome of the Charter case or Cox appeal; though the Cox outcome at trial increases the likelihood of a favorable Charter outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify Charter and Cox, pay royalties and/or cease utilizing certain technology.

Acacia Media Technologies Corp. has sued Charter and Time Warner Cable, Inc. for allegedly infringing U.S. Patent Nos. 5,132,992; 5,253,275; 5,550,863; and 6,144,702. The case has been bifurcated, where the case for invalidity of the patents will be tried first, and only if one or more patents are found to be valid, then the case for infringement will be tried. Both customers requested C-COR’s, as well as other vendors’, support under the indemnity provisions of the purchase agreements (related to video-on-demand products). We are reviewing the patents and analyzing the extent to which these patents may relate to our products. It is premature to assess the likelihood of a favorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify the defendants, pay royalties and /or cease using certain technology.

V-Tran Media Technologies has filed a number of lawsuits against 21 different parties, including suits against Comcast, Charter, Verizon, Time Warner and numerous smaller MSOs for infringement on two patents related to television broadcast systems for selective transmission. Both patents expired in June 2008. C-COR manufactured products that allegedly infringed on their patents. ARRIS is reviewing the patents and our products and analyzing the extent to which these patents may relate to our products. It is premature to assess the likelihood of a favorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify the defendants, or pay royalties. Given that the patents have expired, it is unlikely that the case will result in injunctions or ceasing the use of the technology.

In February 2008, sixteen former employees of a former subsidiary of C-COR, filed a Fair Labor Standards Act suit against the former subsidiary and C-COR alleging that the plaintiffs were not properly paid for overtime. The suit was filed as a class action and the proposed class could include 1,000 cable installers and field technicians. ARRIS is actively contesting the suit.

From time to time third parties approach ARRIS or an ARRIS customer, seeking that ARRIS or its customer consider entering into a license agreement for such patents. Such invitations cause ARRIS to dedicate time to study such patents and enter into discussions with such third parties regarding the merits and value, if any, of the patents. These discussions, may materialize into license agreements or patents asserted against ARRIS or its customers. If asserted against our customers, our customers may seek indemnification from ARRIS. It is not possible to determine the impact of any such ongoing discussions on ARRIS’s business financial conditions.

Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2008, no matters were submitted to a vote of our company’s security holders. .

Item 4A.	Executive Officers and Board Committees

Executive Officers of the Company

The following table sets forth the name, age as of February 25, 2009, and position of our executive officers.

Name	Age	Position

Robert J. Stanzione	60	Chief Executive Officer, Chairman of the Board
Lawrence A. Margolis	61	Executive Vice President, Administration, Legal, HR, and Strategy, Chief Counsel, and Secretary
David B. Potts	51	Executive Vice President, Chief Financial Officer and Chief Information Officer
John O. Caezza	51	President, Access, Transport and Supplies
Ronald M. Coppock	54	President, Worldwide Sales & Marketing
Bryant K. Isaacs	49	President, Media & Communications Systems
James D. Lakin	65	President, Advanced Technology & Services
Bruce W. McClelland	42	President, Broadband Communications Systems
Marc S. Geraci	55	Vice President, Treasurer

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

ARRIS’ common stock is traded on the NASDAQ Global Select Market under the symbol “ARRS.” The following table reports the high and low trading prices per share of the Company’s common stock as listed on the NASDAQ Global Market System:

	High	Low

2007
First Quarter	$15.45	$12.32
Second Quarter	17.74	13.93
Third Quarter	17.89	11.21
Fourth Quarter	12.75	9.53
2008
First Quarter	$10.03	$4.96
Second Quarter	10.39	5.84
Third Quarter	10.02	6.67
Fourth Quarter	8.05	4.47

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

As of January 31, 2009, there were approximately 549 record holders of our common stock. This number excludes shareholders holding stock under nominee or street name accounts with brokers or banks.

Stock Performance Graph

Below is a graph comparing total stockholder return on the Company’s stock from December 31, 2003 through December 31, 2008, with the Standard & Poor’s 500 and the Index of NASDAQ U.S. Stocks of entities in the industry of electronics and electrical equipment and components, exclusive of computer equipment (SIC 3600-3699), prepared by the Research Data Group, Inc.

	12/03	12/04	12/05	12/06	12/07	12/08
ARRIS Group Inc.	100.00	97.24	130.80	172.79	137.85	109.81

S & P 500	100.00	110.88	116.33	134.70	142.10	89.53

SIC Codes 3600 -3699	100.00	94.33	100.56	97.24	103.38	56.01

Copyright © 2009 Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.
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

The selected consolidated financial data as of December 31, 2008 and 2007 and for each of the three years in the period ended December 31, 2008 set forth below are derived from the accompanying audited consolidated financial statements of ARRIS, and should be read in conjunction with such statements and related notes thereto. The selected consolidated financial data as of December 31, 2006, 2005 and 2004 and for the years ended December 31, 2005 and 2004 is derived from audited consolidated financial statements that have not been included in this filing. The historical consolidated financial information is not necessarily indicative of the results of future operations and should be read in conjunction with ARRIS’ historical consolidated financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document. See Note 19 of the Notes to the Consolidated Financial Statements for a summary of our quarterly consolidated financial information for 2008 and 2007 (in thousands, except per share data).

	2008	2007	2006	2005	2004

Consolidated Operating Data:
Net sales	$1,144,565	$992,194	$891,551	$680,417	$490,041
Cost of sales	751,436	718,312	639,473	489,703	343,864

Gross margin	393,129	273,882	252,078	190,714	146,177
Selling, general, and administrative expenses	143,997	99,879	87,203	74,308	68,539
Research and development expenses	112,542	71,233	66,040	60,135	63,373
Impairment of goodwill	209,297	—	—	—	—
Acquired in-process research and development charge	—	6,120	—	—	—
Amortization of intangible assets	44,195	2,278	632	1,212	28,690
Restructuring charges	1,211	460	2,210	1,331	7,648

Operating income (loss)	(118,113)	93,912	95,993	53,728	(22,073)
Interest expense	6,740	6,614	976	2,101	5,006
Loss on debt retirement	—	—	—	2,372	4,406
Gain related to terminated acquisition, net of expenses	—	(22,835)	—	—	—
Interest income	(7,224)	(24,776)	(11,174)	(3,100)	(1,525)
Other expense (income), net	(1,465)	418	(1,092)	421	(878)
Loss (gain) on investments and notes receivable	717	(4,596)	29	146	1,320

Income (loss) from continuing operations before income taxes	(116,881)	139,087	107,254	51,788	(30,402)
Income tax expense (benefit)	6,258	40,951	(34,812)	513	108

Net income (loss) from continuing operations	(123,139)	98,136	142,066	51,275	(30,510)
Discontinued Operations:
Income from discontinued operations, net of tax	—	204	221	208	2,114

Net income (loss)	$(123,139)	$98,340	$142,287	$51,483	$(28,396)

	2008	2007	2006	2005	2004

Net income (loss) per common share:
Basic:
Income (loss) from continuing operations	$(0.99)	$0.89	$1.32	$0.53	$(0.36)
Income from discontinued operations	—	—	—	—	0.02

Net income (loss)	$(0.99)	$0.89	$1.33	$0.53	$(0.33)

Diluted:
Income (loss) from continuing operations	$(0.99)	$0.87	$1.30	$0.52	$(0.36)
Income from discontinued operations	—	—	—	—	0.02

Net income (loss)	$(0.99)	$0.87	$1.30	$0.52	$(0.33)

Selected Balance Sheet Data:
Total assets	$1,351,397	$1,561,949	$1,013,557,	$529,403	$450,678
Long-term obligations	$336,372	$356,955	$296,723	$18,230	$91,781

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

In recent years, the technology used in cable systems has evolved significantly. Historically, cable systems offered only one-way analog video service. Due to technological advancements, these systems have evolved to become two-way broadband systems delivering high-volume, high-speed, interactive services. MSOs have over the years aggressively upgraded their networks to cost-effectively support and deliver enhanced voice, video and data services. As a result, cable operators have been able to use broadband systems to increase their revenues by offering enhanced interactive subscriber services, such as high-speed data, telephony, digital video and video on demand, and to effectively compete against other broadband communications technologies, such as DSL, local multiport distribution service, DBS, FTTH, and fixed wireless. Delivery of enhanced services also has helped MSOs offset slowing basic video subscriber growth, reduce their subscriber churn and compete against alternative video providers, in particular, DBS and the telephone companies.

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

Industry Conditions

As global cable operators maximize their investment in their networks, we believe that our business will be impacted by the following industry dynamics and trends:

Competition Between Cable Operators and Telephone Companies is Increasing.

Telephone companies are aggressively offering high-speed data services and are making progress in offering video services to the residential market. AT&T Inc. and Verizon Communications have stated publicly that they will spend billions of dollars to equip their networks to offer video service, once a service offered only by cable and satellite providers. Likewise, telephone companies have been increasingly competitive on bandwidth and pricing for higher speed data services, again to compete with the cable companies. Counter balancing this, cable companies are providing Internet Protocol-based telephone service and DOCSIS 3.0-based ultra high speed data service. Comcast is now the fourth largest telephone company in the U.S and is offering 50 Mbps data service in many parts of its network.

Competition Between U.S. Cable Operators and Direct Broadcast Satellite Services is Increasing.

U.S. Direct Broadcast Satellite Services are aggressively offering many HDTV channels. DIRECTV and The Dish Network deployed significantly more HDTV channels including many local channels during 2008. U.S. cable operators are responding by reclaiming spectrum through advanced technologies such as switched digital video and upgrading their networks to 1GHz to make more spectrum available for additional HDTV channels.

Macroeconomic Crisis is Expected to Affect our Industry.

The current macroeconomic crisis, including but not limited to the ability of our customers to access capital, the severe decline in new household formations, the increase in unemployment and the resulting impact on consumer disposable income has and is expected to contract the amount of capital expenditures the MSOs will make for the foreseeable future.

Personalized Programming is Becoming More Readily Available Across Multiple Platforms.

Increased demand for bandwidth by cable subscribers is developing as content providers (such as Google, Yahoo, YouTube, Hulu, MySpace, Facebook, Blockbuster, Netflix, ABC, CBS, NBC, movie and music studios, and gaming vendors) are offering personalized content across multiple venues. For example, broadcast network shows and user-generated (“UG”) content, such as streaming video, personalized web pages, and video and photo sharing, have become commonplace on the Internet. Likewise, certain cable operators are experimenting with offering more content through the use of network personal video recorders (“nPVRs”) which, once copyright issues are resolved, will add more traffic to the networks. Another bandwidth intensive service being offered by a major cable operator allows cable video subscribers to re-start programs on demand if they miss the beginning of a television show (time-shifted television). Television today has thus become more interactive and personal, further increasing the demands on the network. In addition, the Internet has set the bar on personalization with viewers increasingly looking for “similar” experiences across screens — television, PC and phone, further increasing the challenges in delivering broadband content.

Growth in Enhanced Broadband Services Requires Continued Upgrades and Maintenance by Domestic and International Cable Operators.

Cable operators are offering enhanced broadband services, including high definition television, digital video, interactive and on demand video services, high speed Internet and voice over Internet Protocol. As these enhanced broadband services continue to attract new subscribers, we expect that cable operators will be required to invest in their networks to expand network capacity and support increased customer demand for personalized services. In the access portion, or “last-mile,” of the network, operators will need to upgrade headends, hubs, nodes, and radio frequency distribution equipment. While many domestic cable operators have substantially completed initial network upgrades necessary to provide enhanced broadband services, they will need to take a scalable approach to continue upgrades as new services are deployed. In addition, many international cable operators have not yet completed the initial upgrades necessary to offer such enhanced broadband services. Finally, as more and more critical services are provided over the MSO network plant maintenance becomes a more important requirement. Operators must replace network components (such as amplifiers and lasers) as they approach the end of their useful lives.

Growing Demand for Bundled Services — Video, Voice, and Data.

In response to increased competition from telecommunication service providers and direct broadcast satellite operators, cable operators have not only upgraded their networks to cost effectively support and deliver enhanced video, voice, and data, but continue to invest significantly to offer a “triple play” bundle of these services. The ability to cost-effectively provide personalized, bundled services helps cable operators reduce subscriber turnover and increase revenue per subscriber. As a result, the focus on such services is driving cable operators to continue to invest in network infrastructure, content management, digital advertising insertion, and back office automation tools.

Cable Operators are Demanding Advanced Network Technologies and Software Solutions.

The increase in volume and complexity of the signals transmitted over broadband networks as a result of the migration to an all digital, on demand network is causing cable operators to deploy new technologies. For example, transport technologies based on Internet Protocol allow cable operators to more cost effectively deliver video, voice, and data across a common network infrastructure. Cable operators also are demanding sophisticated network and service management software applications that minimize operating expenditures needed to support the complexity of two-way broadband communications systems. As a result, cable operators are focusing on technologies and products that are flexible, cost effective, compliant with open industry standards, and scalable to meet subscriber growth and effectively deliver reliable, enhanced services.

Digital Video Recorders are Impacting the Advertising Business.

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

Cable Operators are Developing Strategies to Offer Business Services.

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

Volatile Capital Market Conditions for Many Large Cable Operators.

In recent years, the telecommunications equipment industry has been impacted by several financial challenges, including bankruptcies. The financial challenges are further heightened as a result of the recent macroeconomic crisis. Many of our domestic and international customers accumulated significant levels of debt during the earlier part of this decade and have since undertaken reorganizations and financial restructurings to streamline their balance sheets. In February 2009, Charter Communications announced that it had reached a preliminary agreement with its bondholders to restructure its debt and is expected to enter into a prepackaged Chapter 11 bankruptcy on or before April 1, 2009. As part of its announcement, Charter stated its intent to continue to pay trade creditors in the normal course of business. Furthermore, it is also possible that continuing industry restructuring and consolidation will take place via mergers and or spin-offs. For example, in 2006 various Adelphia Communications properties were acquired by Comcast and Time-Warner Cable, two of the largest U.S. cable MSOs. Also in 2004, Cox Communications chose to go private. Regulatory issues, financial concerns, capital markets and business combinations among our customers are likely to significantly impact the overall industry capital spending plans potentially impacting our business. In addition, during the past 12 months many MSOs have experienced a significant decline in the value of their stocks. This in turn may lead to MSOs to invest less in their networks for the foreseeable future.

Consolidation of Vendors Has Occurred and May Continue.

In February 2006, Cisco Systems, Inc. acquired Scientific-Atlanta, Inc. Both Cisco and Scientific-Atlanta are key competitors of ARRIS. In February 2007, Ericsson purchased Tandberg Television. In July 2007, Motorola acquired Terayon Communication Systems. In December 2007, ARRIS acquired C-COR. It is also possible that other competitor consolidations may occur which could have an impact on future sales and profitability.

Our Strategy and Key Highlights

Our long-term business strategy “Convergence Enabled” includes the following key elements:

•	Maintain a strong capital structure, mindful of our 2013 debt maturity, share repurchase opportunities and other capital needs including mergers and acquisitions.

•	Grow our current business into a more complete portfolio including a strong video product suite. Continue to invest in the evolution toward enabling true network convergence onto an all IP platform.

•	Continue to expand our product/service portfolio through internal developments, partnerships and acquisitions.

•	Expand our international business and begin to consider opportunities in markets other than cable.

•	Continue to invest in and evolve the ARRIS talent pool to implement the above strategies.

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

Below are some key highlights and trends relative to our strategy:

“Convergence” is taking hold as MSOs globally have embraced IP.

•	We have successfully leveraged our market position and industry experience and continue to generate robust demand for both EMTA and CMTS products. Furthermore, we have leveraged the market position we acquired as a result of the purchase of C-COR in December 2007 to increase sales of new products, notably sales of Video on Demand, Operations Support Software, Access, and Transport products.

•	As expected, sales to Comcast increased significantly in the third quarter of 2008 as they begin the rollout of DOCSIS3.0 capabilities. This trend continued through the end of 2008 as Comcast achieved their goal of 20% penetration of DOCSIS3.0 capabilities across their network.

•	We experienced increased sales in 2008 to other customers, notably Time Warner and Liberty Media affiliates, as well as certain international customers in countries such as Japan, Germany, Mexico and Columbia.

•	We expect strong demand for CMTS products to continue in future periods as new services and competition between our customers and other service providers intensifies the need to provide ever faster download speeds requiring added CMTS capacity and features. In the third quarter of 2008, a new generation of CMTS products based upon the DOCSIS 3.0 standard was introduced, leveraging the installed base of current ARRIS CMTS products by providing an efficient upgrade to these systems. Significant shipments of this new product were made in the third and fourth quarter.

•	Cable operators, particularly in North America, are aggressively expanding their voice, video and data services to attract commercial small and medium sized businesses. We provide several products to address this opportunity, and in particular have seen substantial growth of our DOCSIS multiline business service terminals.

•	We introduced our Universal EdgeQAM D5 towards the end of 2007. Our initial expectation, based on customer input, was that demand for this product would be robust in the first quarter of 2008 driven by Switched Digital Video (“SDV”) requirements. However, customers, in particular Comcast, delayed network-wide introduction of SDV in favor of a more aggressive conversion to all-digital. We have expanded our marketing and development efforts to include other applications including Modular CMTS, Broadcast and Video on Demand (“VOD”), but sales in 2008 were modest. In 2008, we introduced an upgrade to the existing installed base of D5 enabling an increase in the number of ports withing the existing footprint. This enhancement allows operators to expand their VOD and linear television offerings without the need to add additional equipment.

•	We expect demand for EMTAs to remain robust; however, many operators have reached a plateau in deployments and are also managing churn due to competitive subscriber offerings. We do not anticipate the growth in aggregate sales that we have experienced in the past few years. However, we do anticipate the start of a replacement cycle as DOCSIS3.0 services are launched more aggressively in the second half of 2009 and 2010. This is expected to spur further growth in the business. Shipments to Central and Latin American countries almost doubled in 2008, as large service providers such as Telmex and Telefonica competed for residential communication and entertainment dollars.

•	Through our acquisition of C-COR in late 2007, we expanded our portfolio to include several key new products that leverage the capital spending of our customers. The Access and Transport products are expected to benefit from the plant upgrades MSOs will undertake to expand the capacity they will require to offer new services to their subscribers. We are beginning to get customer acceptance with our CORWavetm multi-wavelength optical platform that provides higher transport capacity of traditional transport for a fraction of the traditional infrastructure cost. This trend continues to accelerate over time as a result of increasing capacity demands on the networks and the increased scrutiny of new capital investments. The operations support system (“OSS”) and On-Demand products also are well positioned to provide value added services and operational improvements to the MSOs.

•	Sales of our Access, Transport and Supplies products declined quarter-over-quarter and year-over-year. The sale of these infrastructure products are in part dependent upon line extensions resulting from new home starts. We believe that the slowdown of the US economy, and in particular new housing construction, has and will have a near term impact on the sales of these products.

We continue to invest significantly in research and development.

•	We have made significant investments in research and development for new products and expansion of our existing products. Our primary focus has been on products and services that will enable MSOs to build and operate high-availability, fault-tolerant networks, which allow them to generate greater revenue by offering high-speed data, IP telephony and digital video to both residential and business subscribers. This “success-based” capital expenditure is a significant portion of the cable operators’ total capital spending. In addition, some MSOs have expressed interest in offering bundled wireless telephony as part of their product offering. This product, known as Fixed Mobile Convergence (FMC), will allow cable subscribers to use mobile phones in their homes, connecting to the MSOs’ VoIP network in the home, and to roam from the home VoIP network to the cellular network outside of the home and back seamlessly. We are developing products to support this new offering.

•	With our acquisition of C-COR in late 2007, our research and development effort was significantly expanded to include Access and Transport, VOD, Ad Insertion and OSS products. Further, in the third quarter 2008 we completed the purchase of certain assets of Auspice which has and will increase our ongoing research and development investment in our OSS products. In 2008, we spent approximately $112.5 million on research and development, or 9.8% of revenue, which compares to $71.2 million, or 7.2% of revenue, in 2007. We expect to continue to spend similar or slightly higher amounts on research and development in the future. We anticipate we may modestly increase our development efforts on VOD and OSS products.

•	Key research and development accomplishments in 2008 included:

•	We introduced the 16D Cable Access Module (“CAM”) and the Router Control Module (“RCM”) for the C4 CMTS. The 16D CAM provides higher downstream capacity than its predecessor and DOCSIS 3.0 downstream channel bonding enabling downstream speeds up to 160Mbps.

•	We announced DOCSIS 3.0 certification of the WBM750 Data Modem and the TM702 Voice over IP EMTA. The ARRIS C4 CMTS reached a critical milestone in releasing the new DOCSIS 3.0 hardware and software for general availability opening a new era in ultra high speed communications.

•	A new release was made available in the second quarter for the ARRIS D5 Universal EdgeQAM platform increasing its capacity.

•	We released FM601 series amplifiers which extended the bandwidth of the legacy Philips product lines to 1GHz. This release allows us to significantly reduce network bandwidth upgrade costs relative to the large installed bases in both the US and internationally.

•	We received qualification of the CORWave multi-wavelength optical platform increasing channel capacity and increasing range over previous Coarse Wave Division Multiplexing (CWDM) solutions.

•	We introduced the CORWave II platform which expands capacity over traditional optical transport.

•	We released to production a first of its kind, new segmentable node (OM2100) targeted specifically at the European and MDU markets. As advanced services gain additional traction in these markets, this release allows us to cost effectively address of the growing need for segmentation.

•	We introduced Start Over, a feature for On Demand that allows a viewer to view a program from the beginning even when they tune in a few minutes late.

•	We released new features for our ServAssuretm and WorkAssuretm products including an integrated “house check” feature that allows field technicians to remotely check the network and multi-service health of an end-customer’s installation, reducing the potential for a repeat truck roll. The ServAssuretm release allows operators to assure the service integrity of DOCSIS 3.0 deployments.

We continue to expand through partnerships and acquisitions.

•	To further our strategy, on December 14, 2007 we acquired C-COR in a cash and stock transaction valued at approximately $682 million closed successfully on December 14, 2007. As a result of this acquisition we now have substantially greater scale and critical mass, as well as greater product breadth and enhanced customer diversity. As our customer base continues to consolidate, supplier scale and product breadth have become increasingly important. On a combined basis, we expect our increased product breadth and greater scale to be strategically relevant to our customers, thereby giving us an opportunity to capture a larger share of their spending. The combination of our industry-leading voice, data and video products together with C-COR’s leading access, transmission, video and software solutions will enhance our competitive market position. Our new organization has an impressive global footprint with excellent customer and product line diversity and an even stronger international presence both in terms of sales and staff presence. The ability to offer end-to-end solutions should enable us to optimize customer relationships and drive greater product pull through.

•	Further, in the third quarter of 2008, we completed the purchase of certain assets of Auspice which expanded the customer base and features of our OSS products.

At the end of 2008, we had cash, cash equivalents and short term investments of approximately $427.3 million.

•	In the first quarter 2008, we announced a share buyback program. During the first quarter 2008, we repurchased 13.0 million shares at an average price of $5.84 per share for an aggregate consideration of approximately $76 million. No additional shares were repurchased during the rest of 2008.

•	In the first quarter 2008, we redeemed, at par, $35.0 million of convertible notes we assumed as part of the C-COR acquisition.

•	We generated $189.1 million of cash from operating activities in 2008.

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

Key Operating Data (as a percentage of net sales)

	Years Ended December 31,
	2008	2007	2006

Net sales	100.0%	100.0%	100.0%
Cost of sales	65.7	72.4	71.7

Gross margin	34.3	27.6	28.3
Operating expenses:
Selling, general, and administrative expenses	12.5	10.1	9.8
Research and development expenses	9.8	7.2	7.4
Impairment of goodwill	18.3	—	—
Acquired in-process research and development charge	—	0.6	—
Amortization of intangible assets	3.9	0.2	0.1
Restructuring charges	0.1	—	0.2

Operating income (loss)	(10.3)	9.5	10.8
Other (income) expense:
Interest expense	0.6	0.7	0.1
Gain on terminated acquisition, net of expenses	—	(2.3)	—
Gain on investments	(0.1)	(0.5)	—
Gain on foreign currency	—	—	(0.1)
Interest income	(0.6)	(2.4)	(1.2)

Income (loss) before income taxes	(10.2)	14.0	12.0
Income tax expense (benefit)	0.6	4.1	(3.9)

Net income (loss)	(10.8)%	9.9%	15.9%

Comparison of Operations for the Three Years Ended December 31, 2008

Net Sales

The table below sets forth our net sales for the three years ended December 31, 2008, 2007, and 2006, for each of our business segments described in Item 1 of this Form 10-K (in thousands except percentages):

	Net Sales			Increase (Decrease)
	For the Years Ended			Between Periods
	December 31,			2008 vs. 2007		2007 vs. 2006
	2008	2007	2006	$	%	$	%

Segment:
BCS	$822,816	$859,164	$766,470	$(36,348)	(4.2)%	$92,694	12.1%
ATS	262,478	130,644	123,581	131,834	100.9%	7,063	5.7%
MCS	59,271	2,386	1,500	56,885	2384.1%	886	59.1%

Total	$1,144,565	$992,194	$891,551	$152,371	15.4%	$100,643	11.3%

The table below sets forth our domestic and international sales for the three years ended December 31, 2008, 2007, and 2006 (in thousands, except percentages):

	Net Sales			Increase (Decrease)
	For the Years Ended			Between Periods
	December 31,			2008 vs. 2007		2007 vs. 2006
	2008	2007	2006	$	%	$	%

Domestic	$811,823	$724,065	$668,093	$87,758	12.1%	$55,972	8.4%
International:
Asia Pacific	50,435	41,997	52,859	8,438	20.1	(10,862)	(20.6)
Europe	127,102	98,575	74,991	28,527	28.9	23,584	31.5
Latin America	97,798	71,507	41,731	26,291	36.8	29,776	71.4
Canada	57,407	56,050	53,877	1,357	2.4	2,173	4.0

Total international	332,742	268,129	223,458	64,613	24.1%	44,671	20.0%

Total	$1,144,565	$992,194	$891,551	$152,371	15.4%	$100,643	11.3%

Broadband Communications Systems Net Sales 2008 vs. 2007

During the year ended December 31, 2008, sales of our BCS segment decreased $36.3 million or approximately 4.2%, as compared to 2007. This decrease in BCS sales resulted from several components:

•	Sales of our EMTA product decreased as many of our customers have passed through the initial launch stage of telephony. In 2008, we shipped 5.9 million units as compared to 7.1 million units in 2007. The majority of the decrease is due to lower EMTA sales to Comcast. This decrease was a result of Comcast awarding market share to one of our competitors in the fourth quarter of 2007. As a strategy, most of our customers utilize multiple vendors.

•	Sales of our CMTS product increased reflecting higher sales to Time Warner Cable, and Kabel Deutschland. Sales to Comcast, Liberty Media International and other customers also increased in conjunction with the launch of our DOCSIS 3.0 product in the third quarter of 2008. Continued increased demand for bandwidth coupled with the launch of telephony has driven increased demand for our CMTS products from our customers.

Access, Transport and Supplies Net Sales 2008 vs. 2007

During the year ended December 31, 2008, Access, Transport and Supplies segment sales increased $131.8 million or approximately 100.9%, as compared to the same period in 2007.

•	The increase was the result of the acquisition of C-COR. In 2007, we estimate that C-COR, prior to being acquired, recorded sales associated within this segment of approximately $216.3 million. The estimated combined sales of ARRIS and C-COR in 2007 for this segment were $347.0 million which compares to $262.5 million in 2008. The decline on a combined basis is the result of the slowdown of the US economy, and in particular new housing construction.

•	Sales in 2007 for this segment consisted of sales of our Supplies products. Sales of our supply products decreased year over year as a result of lower purchases by MSOs for new plant and extension equipment reflecting the decline in new home construction in the U.S.

Media & Communications Systems Net Sales 2008 vs. 2007

During the year ended December 31, 2008, Media & Communications Systems segment sales increased $56.9 million or approximately 2384.1%, as compared to the same period in 2007.

•	The increase was the result of the acquisition of C-COR. In 2007, we estimate that C-COR, prior to being acquired, recorded sales associated within this segment of approximately $65.4 million. Sales of our Media & Communications Systems products as compared to the same sales by C-COR in the prior year is not directly comparable because we revalued C-COR’s deferred revenue in connection with recording the acquisition.

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

•	Sales of this segment include Access and Transport Products of the former C-COR, which was acquired on December 14, 2007. For the period December 15 through December 31, 2007, we sold approximately $5.0 million of these products.

•	Sales of the remaining products in this segment relate to our Supplies product. Sales levels were similar in 2007 as compared to 2006, which reflect primarily spending by MSOs for product to maintain and repair their networks.

Media & Communications Systems Net Sales 2007 vs. 2006

During the year ended December 31, 2007, Media & Communications Systems segment sales increased $0.9 million or approximately 59.1%, as compared to the same period in 2006.

•	Sales in this segment are mostly attributable to OSS and On-Demand products acquired as part of the C-COR acquisition. Since the acquisition occurred so late in 2007 there was not a significant level of activity during 2007.

Gross Margin

The table below sets forth our gross margin for the three years ended December 31, 2008, 2007, and 2006, for each of our business segments (in thousands, except percentages):

	Gross Margin $			Increase (Decrease)
	For the Years Ended			Between Periods
	December 31,			2008 vs. 2007		2007 vs. 2006
	2008	2007	2006	$	%	$	%

Business Segment:
BCS	$285,136	$251,416	$229,871	$33,720	13.4%	$21,545	9.4%
ATS	76,387	22,930	22,081	53,457	233.1%	849	3.8%
MCS	31,606	(464)	126	32,070	6911.6%	(590)	468.3%

Total	$393,129	$273,882	$252,078	$119,247	43.5%	$21,804	8.6%

The table below sets forth our gross margin percentages for the three years ended December 31, 2008, 2007, and 2006, for each of our business segments:

	Gross Margin%			Percentage Point Increase
	For the Years Ended December 31,			(Decrease) Between Periods
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006

Business Segment:
BCS	34.7%	29.3%	30.0%	5.4	(0.7)
ATS	29.1%	17.6%	17.9%	11.5	(0.3)
MCS	53.3%	(19.4)%	8.4%	72.7	(27.7)
Total	34.3%	27.6%	28.3%	6.7	(0.7)

Our overall gross margins are dependent upon, among other factors, achievement of cost reductions, product mix, customer mix, product introduction costs, and price reductions granted to customers.

Broadband Communications Systems Gross Margin 2008 vs. 2007

The increase in the BCS segment gross margin dollars and the increase in gross margin percentage in 2008 as compared to 2007 were related to the following factors:

•	Increases due to sales variations in product mix and increases achieved due to cost reductions. In particular, as compared to 2007 we sold more CMTS products and fewer EMTA products. CMTS products carry a higher gross margin percentage than the EMTA products.

Access, Transport and Supplies Gross Margin 2008 vs. 2007

The increase in the ATS segment gross margin dollars and the increase in gross margin percentage in 2008 as compared to 2007 were related to the following factors:

•	As a result of the C-COR acquisition, revenues and gross margin dollars increased significantly year over year. The increase in gross margin percentage was a result of the addition of C-COR’s higher margin Access and Transport products.

•	The increase due to the C-COR acquisition was partially offset by a decrease in the Supplies gross margin dollars as a result of lower sales.

Media & Communications Systems Gross Margin 2008 vs. 2007

The increase in the MCS segment gross margin dollars and the increase in gross margin percentage in 2008 as compared to 2007 are related to the following factor:

•	The increase is attributable to the higher margin VOD and OSS products we added to our portfolio as a result of the C-COR acquisition.

Broadband Communications Systems Gross Margin 2007 vs. 2006

The increase in BCS segment gross margin dollars and the decrease in gross margin percentage in 2007 as compared to 2006 were related to the following factors:

•	The increase in gross margin dollars is the result of the $92.7 million increase in sales, partially offset by lower gross margin percentage.

•	The decrease in gross margin percentage reflects product mix (having more lower margin EMTAs in the mix than higher margin CMTS) and lower margins and higher startup costs associated with the introduction of the Universal EdgeQAM, which began shipping in late 2007.

•	The decreases described above were offset by an increase in the gross profit percentage for our EMTAs. During 2006, in order to secure market share we chose to reduce the price of our Model 4 EMTA in advance of introducing our cost reduced Model 5 EMTA. As a result our 2006 margins were lower than historical averages until the transition was completed in the fourth quarter 2006.

Access, Transport and Supplies Gross Margin 2007 vs. 2006

The increase in ATS segment gross margin dollars year-over-year was the result of the $7.0 million increase in sales. The gross margin percentage did not materially differ year-over-year.

Media & Communications Systems Gross Margin 2007 vs. 2006

As explained above, sales and margins were not material in both periods.

Operating Expenses

The table below provides detail regarding our operating expenses (in thousands, except percentages):

	Operating Expenses			Increase (Decrease)
	For the Years Ended			Between Periods
	December 31,			2008 vs. 2007		2007 vs. 2006
	2008	2007	2006	$	%	$	%

Selling, general, & administrative	$143,997	$99,879	$87,203	$44,118	44.2%	$12,676	14.5%
Research & development	112,542	71,233	66,040	41,309	58.0%	5,193	7.9%
Impairment of goodwill	209,297	—	—	209,297	100.0	—	—
Acquired in-process research & development	—	6,120	—	(6,120)	(100.0)%	6,120	100%
Amortization of intangible assets	44,195	2,278	632	41,917	1840.1%	1,646	260.4%
Restructuring	1,211	460	2,210	751	163.3%	(1,750)	(79.2)%

Total	$511,242	$179,970	$156,085	$331,272	184.1%	$23,885	15.3%

Selling, General, and Administrative, or SG&A, Expenses

2008 vs. 2007

Several factors contributed to the $44.1 million increase year-over-year:

•	The inclusion of expenses associated with the former C-COR.

•	The year-over-year SG&A expenses declined when comparing 2008 to the combined expenses of ARRIS and the former C-COR for 2007, reflecting synergies achieved as a result of the combination of the two companies.

•	Legal expenses increased by approximately $6.0 million year over year as a result of increased costs associated with various litigation matters, specifically patent related (see Legal Proceedings). We anticipate that this trend may continue.

•	We anticipate spending slightly less on SG&A in 2009, excluding potential variability in legal costs.

2007 vs. 2006

Several factors contributed to the $12.7 million increase year-over-year:

•	Increased costs (salaries, fringe benefits, travel) of approximately $7.0 million associated with increased staffing levels, particularly in the sales organization, as a result of the growth in the business and the decision to further invest in the sales force.

•	Variable compensation costs (bonuses) decreased by $2.0 million year-over-year reflecting less favorable business results versus plan as compared to 2006.

•	We acquired C-COR on December 14, 2007 and as a result incurred $1.8 million of SG&A cost in 2007 that did not exist in 2006. Further, we incurred approximately $1.4 million of integration expenses associated with the acquisition.

•	We incurred $1.9 million higher legal costs defending various matters, in particular patent litigation claims.

•	In 2006 we benefited by approximately $1.6 million from recoveries of previous written off accounts receivable. This benefit did not recur in 2007.

Research & Development, or R&D, Expenses

Included in our R&D expenses are costs directly associated with our development efforts (people, facilities, materials, etc.) and reasonable allocations of our information technology and facility costs.

2008 vs. 2007

Several factors contributed to the $41.3 million increase year-over-year:

•	The inclusion of expenses associated with the former C-COR.

•	As planned, we increased our R&D spending as a combined company, particularly on Video on Demand and OSS products.

•	We anticipate that we may spend slightly more on R&D in 2009.

2007 vs. 2006

Several factors contributed to the $5.1 million increase year-over-year:

•	Salaries, benefits, and travel costs increased by approximately $4.1 million reflecting higher staffing levels.

•	Variable compensation costs (bonuses) decreased by $1.5 million year-over-year reflecting not as strong business results versus plan as compared to 2006.

•	We acquired C-COR on December 14, 2007 and as a result incurred $1.1 million of R&D expenses in 2007 that did not exist in 2006.

•	Outside services related to R&D, such as testing and certifications, increased approximately $1.0 million year-over-year.

Acquired In-Process Research and Development Charge

During 2007, we recorded a $6.1 million expense for acquired in-process R&D related to the C-COR acquisition.

Restructuring Charges

During 2008, 2007 and 2006, we recorded restructuring charges of $1.2 million, $0.5 million and $2.2 million, respectively. The majority of the charges recorded in 2008 relate to severance associated with the C-COR acquisition. We recorded charges in 2008 and 2007 related to changes in estimates related to real estate leases associated with the previous consolidation of certain facilities. The adjustment recorded in 2006 relates to a vacant property in Georgia. Given the limited time left on the lease and the information we had gained through our advisors and continued marketing efforts, we concluded that we would be unsuccessful in subletting the facility.

Impairment of Goodwill

Goodwill relates to the excess of cost over the fair value of net assets resulting from an acquisition. On an annual basis, our goodwill is tested for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired, in which case a test would be performed sooner. The annual tests were performed in the fourth quarters of 2008, 2007, and 2006, with a test date of October 1. No impairment was indicated as a result of the reviews in 2007 and 2006. As a result of the review in 2008, we recognized a total noncash goodwill impairment loss of $128.9 million and $80.4 million in the ATS and MCS reporting units, respectively, See Critical Accounting Policies for further information.

Amortization of Intangibles

Our intangibles amortization expense in 2008 is related to the acquisitions of Auspice Corporation in August of 2008 and C-COR Incorporated in December of 2007. Prior to 2008, other intangible assets are related to the existing technology acquired from Arris Interactive L.L.C., from Cadant, Inc., from Com21, and cXm Broadband LLC., all of which were fully amortized by the end of 2008.

Other Expense (Income)

The table below provides detail regarding our other expense (income) (in thousands):

	Other Expense (Income)
	For the Years Ended			Increase (Decrease)
	December 31,			Between Periods
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006

Interest expense	$6,740	$6,614	$976	$126	$5,638
Gain related to terminated acquisition, net of expenses	—	(22,835)	—	22,835	(22,835)
Loss (gain) on investments	717	(4,596)	29	5,313	(4,625)
Loss (gain) on foreign currency	(422)	48	(1,360)	(470)	1,408
Interest income	(7,224)	(24,776)	(11,174)	17,552	(13,602)
Other expense (income)	(1,043)	370	268	(1,413)	102

Total expense (income)	$(1,232)	$(45,175)	$(11,261)	$43,943	$(33,914)

Interest Expense

Interest expense reflects the amortization of deferred finance fees, and the interest paid on our convertible subordinated notes, capital leases and other debt obligations. We expect interest expense to increase by approximately $12 million (non-cash) in 2009, as compared to 2008, as a result of the adoption of FASB Staff Position APB 14-1 Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (including Partial Cash Settlement). See Note 3 to our Consolidated Financial Statements.

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

Loss (Gain) on Investments

We hold certain investments in the common stock of publicly-traded companies, a number of non-marketable equity securities, and investments in rabbi trusts associated with our deferred compensation plans. For further discussion on the classification and the accounting treatment of these investments, see the Investments section within Financial Liquidity and Capital Resources contained herein. During the years ended December 31, 2008, 2007, and 2006, we recorded net (gains) losses related to these investments of $0.7 million, $(4.6) million, and $29 thousand, respectively.

Loss (Gain) in Foreign Currency

During 2008, 2007 and 2006, we recorded foreign currency losses (gains) related to our international customers whose receivables and collections are denominated in their local currency. We have implemented a hedging strategy to mitigate the monetary exchange fluctuations.

Interest Income

Interest income was $7.2 million in 2008 as compared to $24.8 million in 2007. The decline is a result of a lower cash balance in 2008, which was significantly impacted by the use of approximately $366 million for the C-COR acquisition, and lower interest rates on cash investment in 2008.

Interest income was $24.8 million in 2007 as compared to $11.2 million in 2006. The increase is the result of higher cash balances in 2007 due to the issuance of $276 million of Convertible Notes in the fourth quarter of 2006 and cash generated from operating activities.

Income Tax Expense

Our annual provision for income taxes and determination of the deferred tax assets and liabilities require management to assess uncertainties, make judgments regarding outcomes, and utilize estimates. To the extent the final outcome differs from initial assessments and estimates, future adjustments to our tax assets and liabilities will be necessary.

In 2008, we recorded $6.3 million of income tax expense for U.S. federal and state taxes and foreign taxes, which was (5.4)% of our pre-tax loss of $116.9 million. Pre-tax income was negatively impacted by $209.3 million as a result of our impairment of goodwill, which generates an unfavorable permanent difference between book and taxable income of $144.6 million and an unfavorable timing difference between book and taxable income of $64.7 million. The allocation of a portion of the total impairment of goodwill to tax deductible goodwill favorably impacted income tax expense by $24.7 million. Excluding the impairment of goodwill and the related tax treatment of the impairment, pre-tax income and income tax expense would be $92.4 million and $31.0 million, respectively. The effective tax rate, exclusive of the goodwill impairment, would be approximately 33.5%. Also favorably impacting tax expense during 2008 were research and development tax credits of approximately $4.6 million, and $2.0 million of newly identified tax benefits arising from domestic manufacturing deductions.

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

Discontinued Operations

In 2007 and 2006, we recorded income of $0.2 million, related to our reserves for discontinued operations. These adjustments were the result of the resolution of various vendor liabilities, taxes and other costs. We did not record any expense for discontinued operations in 2008.

Financial Liquidity and Capital Resources

Overview

As highlighted earlier, one of our key strategies is to maintain and improve our capital structure. The key metrics we focus on are summarized in the table below:

Liquidity & Capital Resources Data

	Year Ended December 31,
	2008	2007		2006
	(in thousands, except DSO and Turns)

Key Working Capital Items
Cash provided by operating activities	$189,073	$63,424		$144,241
Cash, cash equivalents, and short-term investments	$427,265	$391,808		$549,193
Accounts Receivable, net	$159,443	$166,953		$115,304
- Days Sales Outstanding	52	48	*	41
Inventory	$129,752	$131,792		$94,226
- Turns	5.7	7.2	*	6.1
Key Debt Items Convertible notes due 2026	$276,000	$276,000		$276,000
C-COR convertible notes	$—	$35,000		$—
Key Shareholder Equity Items Share Repurchases	$75,960	$—		$—
Shares Issued for acquisitions	$—	$281,011		$—
Capital Expenditures	$21,352	$15,072		$12,728

*	Full year excluding C-COR

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

Both accounts receivable and inventory were significantly impacted by the acquisition of C-COR. See discussion below of changes year over year.

Issuance of the 2026 Notes

On November 6, 2006, we issued $276.0 million of 2% convertible senior notes due 2026. The notes are convertible, at the option of the holder, at any time prior to maturity, based on an initial conversion rate of 62.1504 shares per $1,000 base amount, into cash up to the principal amount and, if applicable, shares of our common stock, cash or a combination thereof. Interest is payable on May 15 and November 15 of each year. We may redeem the notes at any time on or after November 15, 2013, subject to certain conditions. As of December 31, 2008, there were $276.0 million of the notes outstanding. We issued the notes primarily to fund future acquisitions.

Redemption of $35.0 Million Notes Acquired as Part of the C-COR Acquisition

The Notes were redeemed at par on January 14, 2008. See below for a further description of the Notes.

Shares Issued for Acquisition

As part of the C-COR acquisition in December 2007, we issued 25.1 million shares valued at $281 million.

Share Repurchases

In 2008, we repurchased 13.0 million shares for an aggregate $76.0 million.

Summary of Current Liquidity Position and Potential for Future Capital Raising

We believe our current liquidity position, where we had approximately $427.3 million of cash, cash equivalents, and short-term investments on hand as of December 31, 2008, together with the prospects for continued generation of cash from operations are adequate for our short and medium-term business needs. We may in the future elect to repurchase shares of our common stock or our outstanding convertible notes. In addition, a key part of our overall long-term strategy may be implemented through additional acquisitions, and a portion of these funds may be used for that purpose as well. Should our available funds be insufficient for those purposes, it is possible that we will raise capital through private, or public, share or debt offerings. We do not anticipate a need to access the capital markets during 2009.

Contractual Obligations

Following is a summary of our contractual obligations as of December 31, 2008:

	Payments due by period
Contractual Obligations	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(in thousands)

Debt	$146	$137	$276,000	$—	$276,283
Operating leases, net of sublease income(1)	7,155	10,328	5,286	3,067	25,836
Purchase obligations(2)	119,261	—	—	—	119,261

Total contractual obligations(3)	$126,562	$10,465	$281,286	$3,067	$421,380

(1)	Includes leases which are reflected in restructuring accruals on the consolidated balance sheets.

(2)	Represents obligations under agreements with non-cancelable terms to purchase goods or services. The agreements are enforceable and legally binding, and specify terms, including quantities to be purchased and the timing of the purchase.

(3)	Approximately $15.9 million of FIN 48 liabilities have been excluded from the contractual obligation table because we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Cash Flow

Below is a table setting forth the key lines of our Consolidated Statements of Cash Flows (in thousands):

	2008	2007	2006

Cash provided by operating activities	$189,073	$63,424	$144,241
Cash provided by (used in) investing	9,778	(221,667)	(45,841)
Cash provided by (used in) financing	(112,754)	20,422	287,932

Net increase (decrease) in cash	$86,097	$(137,821)	$386,332

Operating Activities:

Below are the key line items affecting cash from operating activities (in thousands):

	2008	2007	2006

Net income (loss)	$(123,139)	$98,340	$142,287
Adjustments to reconcile net income to cash provided by (used in ) operating activities	275,412	(1,042)	(29,951)

Net income including adjustments	152,273	97,298	112,336
(Increase)/Decrease in accounts receivable	8,579	(17,498)	(32,153)
(Increase)/Decrease in inventory	4,023	(9,502)	19,683
Increase/(Decrease) in accounts payable and accrued liabilities	38,800	(9,906)	50,200
Other, net	(14,602)	3,032	(5,825)

Cash provided by operating activities	$189,073	$63,424	$144,241

Net income (loss), including adjustments, increased $55.0 million during 2008 as compared to 2007. Our net income (loss) before depreciation and amortization decreased approximately $147.4 million in 2008 as compared to 2007. In 2008, net income (loss) included a goodwill impairment of $209.3 million arising from the allocation of a portion of the total impairment of goodwill to tax deductible goodwill and a related tax benefit of $24.7 million. Net income in 2007 included gains of $22.8 million associated with the terminated TANDBERG transaction.

Net income after adjustments for non cash items was $15.0 million lower in 2007 as compared to 2006. Our year-over-year increase in sales resulted in higher operating income before depreciation, amortization and in-process research and development expense. We also had higher net interest income/expense as a result of higher cash balances. We recorded a gain of $22.8 million associated with the terminated TANDBERG transaction. These factors were more than offset with an increase in income tax expense.

Accounts receivable decreased by $8.6 million in 2008 from 2007. Sales in the fourth quarter of 2008 were $292.4 million as compared to $311.9 on a combined basis (ARRIS and the former C-COR) in the fourth quarter of 2007. The decline relates to lower sales in the fourth quarter of 2008 as compared to 2007.

Accounts receivable increased by $51.6 in 2007 as compared to 2006 as a result of the C-COR acquisition in December 2007.

Inventory declined modestly in 2008 as compared to 2007 as a result of lower sales discussed above. Inventory increased in 2007 compared to 2006 as a result of the C-COR acquisition.

Accounts payable and accrued liabilities increased in 2008 as compared to 2007 by $38.8 million. Deferred revenue increased by $38.5 million. The increase was the result of the build-up of deferred revenue from the MCS segment during the year. The deferred revenue acquired from C-COR during the acquisition was marked to fair value at the date of the acquisition and rebuilt through 2008. Accounts payable increased in 2008 as compared to 2007 as a result of timing and more favorable terms we negotiated with certain vendors.

The change in other net in 2008 is the result of an increase in deferred cost of sales in the MCS segment during the year. The deferred cost of sales has increased during the year along with the deferred revenue. Along with the deferred revenue, the deferred cost of sales was also marked to fair value at the date of acquisition.

Investing Activities:

Below are the key line items affecting investing activities (in thousands):

	2008	2007	2006

Capital expenditures	$(21,352)	$(15,072)	$(12,728)
Acquisitions/other	(10,500)	(285,284)	—
Purchases of short-term investments	(109,347)	(356,366)	(129,475)
Sales of short-term investments	155,114	412,217	96,150
Purchases of investments securities	(4,387)	—	—
Cash proceeds from sale of property, plant and equipment	250	3	212
Proceeds from termination of TandbergTV acquisition, net of payments	—	22,835	—

Cash provided by (used in) investing activities	$9,778	$(221,667)	$(45,841)

Capital Expenditures — Capital expenditures are mainly for test equipment, laboratory equipment, and computing equipment. We anticipate investing approximately $20.0 million in 2009.

Acquisitions/Other — This represents cash investments we have made in our various acquisitions.

Purchases and Disposals of Short-Term Investments — This represents purchases and disposals of auction rate securities held as short-term investments.

Proceeds from Sales of Short-Term Investments — This represents the cash proceeds we received from the liquidation of excess assets from our deferred compensation plan.

Cash proceeds from Sale of Property, Plant and Equipment — This represents the cash proceeds we received from the sale of property, plant and equipment.

Proceeds from Termination of TandbergTV Acquisition, Net of Payments — This represents the cash proceeds we received from the breakup fee of the proposed acquisition, foreign exchange gains associated with the transaction, and related costs we incurred in association with the proposed transaction.

Financing Activities:

Below are the key items affecting our financing activities (in thousands):

	2008	2007	2006

Proceeds from issuance of 2026 notes	$—	$—	$276,000
Deferred financing fees paid	—	—	(7,760)
Repurchase of shares to satisfy employee tax withholdings	(1,035)	(3,093)	(2,019)
Payment of debt and capital lease obligations	(35,864)	(19)	—
Repurchase of common stock	(75,960)	—	—
Proceeds from issuance of common stock	49	14,377	12,266
Excess tax benefits from stock-based compensation plans	56	9,157	9,445

Cash provided by (used in) financing activities	$(112,754)	$20,422	$287,932

Issuance of Convertible Senior Notes due 2026

On November 6, 2006, we issued $276.0 million of 2% convertible senior notes due 2026. The notes are convertible, at the option of the holder, based on an initial conversion rate, subject to adjustment, of 62.1504 shares per $1,000 base amount (which represents an initial conversion price of approximately $16.09 per share of our common stock), into cash up to the principal amount and, if applicable, shares of our common stock, cash or a combination thereof. The notes may be converted during any calendar quarter in which the closing price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect at that time (which, based on the current conversion price would be $19.31) and upon the occurrence of certain other events. Upon conversion, the holder will receive the principal amount in cash and an additional payment, in either cash or stock at the option of ARRIS. The additional payment will be based on a formula which calculates the difference between the initial conversion rate ($16.09) and the market price at the date of the conversion. As of December 31, 2008 and 2007, the notes could not be convertible by the holders thereof. Interest is payable on May 15 and November 15 of each year. We may redeem the notes at any time on or after November 15, 2013, subject to certain conditions. As of December 31, 2008 and 2007, there were $276.0 million of the notes outstanding. We issued the notes primarily to fund future acquisitions. Additionally, we paid approximately $7.8 million of finance fees related to the issuance of the notes. These costs will be amortized over seven years. The remaining balance of unamortized financing costs from these notes as of December 31, 2008 and 2007 is $5.4 million, and $6.5 million, respectively. See Note 3 to our consolidated Financial Statements for a discussion of the impact on our accounting for the notes of an accounting pronouncement that will be adopted January 1, 2009.

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

C-COR obtained $2.0 million of funding through the Pennsylvania Industrial Development Authority (PIDA) for 40% of the cost of the expansion of the Company’s facility in State College, Pennsylvania. The PIDA borrowing has an interest rate of 2%. Monthly payments of principal and interest of $13 thousand are required through 2010. Certain property, plant, and equipment collateralize the borrowing. The principal balance of the PIDA borrowing at December 31, 2008 and December 31, 2007 was $0.3 million and $0.4 million respectively.

Common Stock Transactions

In conjunction with the acquisition of C-COR on December 14, 2007, the Company issued 25.1 million shares of ARRIS common stock, together with approximately $366 million in cash, in exchange for all of the outstanding shares of C-COR common stock not already held by the Company.

In 2008 we repurchased approximately 13 million shares of our common stock for an approximate purchase price of $76 million.

Sales of common stock represent the proceeds we received as a result of exercise of stock options.

Income Taxes

During 2008, approximately $0.5 million of U.S. federal tax benefits were obtained from tax deductions arising from equity-based compensation deductions, all of which resulted from 2008 exercises of non-qualified stock options and lapses of restrictions on restricted stock awards. During 2007, approximately $6.9 million of U.S. federal tax benefits were obtained from tax deductions arising from equity-based compensation deductions, of which $3.8 million resulted from 2007 exercises of non-qualified stock options and lapses of restrictions on restricted stock awards. The remaining $3.1 million of U.S. federal tax benefits during 2007 were due to the utilization of prior year net operating losses, generated by equity-based compensation deductions, against 2007 taxable income. During 2006, approximately $13.7 million of tax benefits were obtained from tax deductions arising from equity-based compensation deductions of which $3.8 million resulted from 2006 exercises of non-qualified stock options and lapses of restrictions on restricted stock awards. The remaining $9.9 million of tax benefits arose from the utilization of prior year net operating losses, generated by equity-based compensation deductions, against 2006 year taxable income.

Interest Rates

As of December 31, 2008, we did not have any floating rate indebtedness or outstanding interest rate swap agreements.

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

We have certain international customers who are billed in their local currency. We use a hedging strategy and enter into forward or currency option contracts based on a percentage of expected foreign currency revenues. The percentage can vary, based on the predictability of the revenues denominated in the foreign currency.

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

ARRIS executes letters of credit in favor of certain landlords and vendors to guarantee performance on lease and insurance contracts. Additionally, we have cash collateral account agreements with our financial institutions as security against potential losses with respect to our foreign currency hedging activities. The letters of credit and cash collateral accounts are reported as restricted cash. As of December 31, 2008 and 2007, we had approximately $5.7 million and $7.6 million outstanding, respectively, of cash collateral. As of December 31, 2008 all of the $5.7 million was short term and was classified as restricted cash. As of December 31, 2007 the $7.6 million cash collateral includes $7.0 million that has been classified as current assets as restricted cash as the terms of the associated commitments expire in less than one year and $0.6 million that has been classified as long term and is included in other assets.

Cash, Cash Equivalents, Short-Term Investments and Available-For-Sale Investments

Our cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) are primarily held in money market funds that pay either taxable or non-taxable interest. We hold investments consisting of debt securities classified as available-for-sale, which are stated at estimated fair value. These debt securities consist primarily of commercial paper, auction rate securities, certificates of deposits, and U.S. government agency financial instruments. Auction rate securities, paying either taxable or non-taxable interest, generally have long-term maturities beyond three months but are priced and traded as short-term instruments. At December 31, 2007, ARRIS had $30.3 million invested in auction rate securities, all of which were classified as short-term investments. As of December 31, 2008, we had approximately $4.9 million of auction rate securities outstanding at fair value, classified as long-term investments. We are uncertain of when we will be able to liquidate the remaining $4.9 million of auction rate securities because they have failed at auction. However, the Company has been provided the option to sell the security to a major financial institution at par on June 30, 2010.

Therefore, ARRIS has classified the investment as long-term. These securities are a single student loan issue rated AAA and is substantially guaranteed by the federal government. Applying the provisions of SFAS 157, we analyzed the fair value of the security as of December 31, 2008. We have concluded that the fair value is approximately $4.9 million (including the fair value of the put option), which compares to a face value of $5.0 million. We will continue to evaluate the fair value of this security and mark it to market accordingly.

From time to time, we held certain investments in the common stock of publicly-traded and venture-backed private companies, which were classified as available-for-sale. As of December 31, 2008 and 2007 our holdings in these investments were immaterial. Changes in the market value of these securities are typically recorded in other comprehensive income and gain or losses on related sales of these securities are recognized in income. These securities are also subject to a periodic impairment review, which requires significant judgment. During the years ended December 31, 2008, December 31, 2007 and December 31, 2006, we recognized a gain/(loss) of approximately $(0.7) million, $4.6 million, and $29 thousand, respectively, related to sales of our available-for-sale investments. As of December 31, 2008 and 2007, we had unrealized gains/(losses) related to available-for-sale securities of approximately $(274) thousand and $20 thousand, respectively, included in comprehensive income.

On January 1, 2008, ARRIS adopted SFAS No. 157, Fair Value Measurements, for its financial assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. See Note 5 of Notes to the Consolidated Financial statement for disclosures related to the fair value of our investments.

The Company has a deferred compensation plan, which was available to certain current and former officers and key executives of C-COR. During 2008, this plan was merged into a new non-qualified deferred compensation plan which is also available to key executives of the Company. Employee compensation deferrals and matching contributions are held in a rabbi trust, and are accounted for in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. A rabbi trust is a funding vehicle used to protect the deferred compensation from various events (but not from bankruptcy or insolvency).

Additionally, ARRIS previously offered a deferred compensation arrangement, which was available to certain employees. As of December 31, 2004, the plan was frozen and no further contributions are allowed. The deferred earnings are invested in a rabbi trust, and are accounted for in accordance with Emerging Issues Task Force Issue No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested.

The Company also has a deferred retirement salary plan, which was limited to certain current or former officers of C-COR. ARRIS holds an investment to cover its liability, and accounts for the investment in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.

Capital Expenditures

Capital expenditures are made at a level designed to support the strategic and operating needs of the business. ARRIS’ capital expenditures were $21.4 million in 2008 as compared to $15.1 million in 2007 and $12.7 million in 2006. ARRIS had no significant commitments for capital expenditures at December 31, 2008. Management expects to invest approximately $20 million in capital expenditures for the year 2009.

Net Operating Loss Carryforwards and Research and Development Credit Carryforwards

As of December 31, 2008, ARRIS had net operating loss, or NOL, carryforwards for domestic federal, domestic state, and foreign income tax purposes of approximately $57.8 million, $155.6 million, and $56.9 million, respectively. The U.S. federal NOLs expire through 2024. Foreign NOLs related to our Irish subsidiary in the amount of $21.3 have an indefinite life and can only be used to offset Irish income. During 2008, we completed our analysis of our ability to utilize the domestic federal and domestic state NOLs acquired from C-COR and concluded that approximately $0.6 million and $115.6 million, respectively, of these NOLs were not more likely than not to be utilized. Because we do not believe the ultimate realizability of the deferred tax assets associated with these domestic state and foreign NOLs is more likely than not, we recorded valuation allowances against these remaining acquired C-COR NOLs. We continually review the adequacy of the valuation allowances and recognize the benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.

Since the fourth quarter of 2006, ARRIS has been analyzing the availability of domestic federal and domestic state research and development tax credits arising from qualified research expenditures for tax years beginning in 1999 and continuing through 2008. Due to this analysis, we have recorded deferred income tax assets related to those domestic federal research and development tax credits in the amount of $40.4 million, and domestic state research and development tax credits in the amount of $5.4 million. During the tax years ending December 31, 2008, and 2007, we utilized $12.1 million and $9.1 million, respectively, to offset against federal and state income tax liabilities. As of December 31, 2008, ARRIS has $20.1 million of available domestic federal research and development tax credits and $4.5 million of available domestic state research and development tax credits. The remaining unutilized domestic federal research and development tax credits can be carried back one year and carried forward twenty years. The domestic state research and development tax credits carry forward and will expire pursuant to the various applicable domestic state rules.

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

Defined Benefit Pension Plans

The Company sponsors a qualified and non-qualified non-contributory defined benefit pension plan that cover the Company’s U.S. employees. As of January 1, 2000, the Company froze the defined pension plan benefits. These participants elected to enroll in ARRIS’ enhanced 401(k) plan. Due to the cessation of plan accruals for such a large group of participants, a curtailment was considered to have occurred and the Company accounted for this in accordance with SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. The Company has not recognized any expense (income) related to supplemental pension benefits for years ended December 31, 2008, 2007, and 2006.

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

ARRIS adopted SFAS No. 158 as of December 31, 2006.  However, the requirement to measure plan assets and benefit obligations as of the date of the fiscal year-end balance sheet was effective for fiscal years ending after December 15, 2008. ARRIS adopted this provision on January 1, 2008 and has changed the measurement date from September 30 to December 31 for the 2008 reporting year. The impact of changing the measurement date for plan assets and liabilities from September 30 to December 31 resulted in an adjustment of $0.4 million to retained earnings in the consolidated balance sheet for the year ended December 31, 2008. See Note 18 of the Notes to the Consolidated Financial Statements for further detail.

The weighted-average actuarial assumptions used to determine the benefit obligations for the three years presented are set forth below:

	2008	2007	2006

Assumed discount rate for non-qualified plan participants	6.25%	6.25%	5.75%
Assumed discount rate for qualified plan participants	6.25%	6.25%	5.75%
Rates of compensation increase	3.75%	3.75%	3.75%

The weighted-average actuarial assumptions used to determine the net periodic benefit costs are set forth below:

	2008	2007	2006

Assumed discount rate for non-qualified plan participants	6.25%	5.75%	5.50%
Assumed discount rate for qualified plan participants	6.25%	5.75%	5.75%
Rates of compensation increase	3.75%	3.75%	3.75%
Expected long-term rate of return on plan assets	7.50%	8.00%	8.00%

The expected long-term rate of return on assets is derived using the building block approach which includes assumptions for the long term inflation rate, real return, and equity risk premiums.

As of December 31, 2008, the expected benefit payments related to the Company’s defined benefit pension plans during the next ten years are as follows (in thousands):

2009	$850
2010	10,516
2011	933
2012	1,096
2013	1,383
2014 - 2018	7,592

Other Benefit Plans

ARRIS has established defined contribution plans pursuant to the Internal Revenue Code Section 401(k) that cover all eligible U.S. employees. ARRIS contributes to these plans based upon the dollar amount of each participant’s contribution. ARRIS made matching contributions to these plans of approximately $4.1 million, $2.1 million and $1.5 million in 2008, 2007, and 2006, respectively.

The Company has a deferred compensation plan that does not qualify under Section 401(k) of the Internal Revenue Code, which was available to certain current and former officers and key executives of C-COR. During 2008, this plan was merged into a new non-qualified deferred compensation plan which is also available to key executives of the Company. Employee compensation deferrals and matching contributions are held in a rabbi trust. The total of net employee deferrals and matching contributions, which is reflected in other long-term liabilities, was $0.8 million and $3.7 million at December 31, 2008 and 2007, respectively.

The Company previously offered a deferred compensation arrangement, which allowed certain employees to defer a portion of their earnings and defer the related income taxes. As of December 31, 2004, the plan was frozen and no further contributions are allowed. The deferred earnings are invested in a rabbi trust. The total of net employee deferral and matching contributions, which is reflected in other long-term liabilities, was $1.9 million and $3.2 million at December 31, 2008 and 2007, respectively.

The Company also has a deferred retirement salary plan, which was limited to certain current or former officers of C-COR. The present value of the estimated future retirement benefit payments is being accrued over the estimated service period from the date of signed agreements with the employees. The accrued balance of this plan, the majority of which is included in other long-term liabilities, was $2.3 million and $2.1 million at December 31,

2008 and 2007, respectively. Total expenses included in continuing operations for the deferred retirement salary plan were approximately $284 thousand and $36 thousand for 2008 and 2007, respectively.

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

ARRIS generates revenue as a result of varying activities, including the delivery of stand-alone equipment, custom design and installation services, and bundled sales arrangements inclusive of equipment, software and services. The revenue from these activities is recognized in accordance with applicable accounting guidance that includes but is not limited to Staff Accounting Bulletin No. 101 (“SAB 101”), Revenue Recognition in Financial Statements, Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition, AICPA Statement of Position No. 97-2, Software Revenue Recognition (“SOP 97-2”), AICPA Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”), EITF No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), SOP No. 98-9, Software Revenue Recognition, With Respect to Certain Transactions (“SOP 98-9”), EITF 03-05, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement containing More-Than-Incidental Software, (“EITF 03-05”), Accounting Research Bulletin No. 45, Long-Term Construction-Type Contracts (“ARB 45”), EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (“EITF 01-9”), and related interpretations.

Revenue is recognized when all of the following criteria have been met:

•	When persuasive evidence of an arrangement exists. Contracts and customer purchase orders are used to determine the existence of an arrangement.

•	Delivery has occurred. Shipping documents, proof of delivery and customer acceptance (when applicable) are used to verify delivery.

•	The fee is fixed or determinable. Pricing is considered fixed and determinable at the execution of a customer arrangement, based on specific products and quantities to be delivered at specific prices. This determination includes a review of the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment or future discounts.

•	Collectability is reasonably assured. We assess the ability to collect from our customers based on a number of factors that include information supplied by credit agencies, analyzing customer accounts, reviewing payment history and consulting bank references. Should we have a circumstance arise where a customer is deemed not creditworthy, all revenue related to the transaction will be deferred until such time that payment is received and all other criteria to allow us to recognize revenue have been met.

Revenue is deferred if any of the above revenue recognition criteria are not met as well as when certain circumstances exist for any of our products or services, including, but not limited to:

•	When undelivered products or services that are essential to the functionality of the delivered product exist, revenue is deferred until such undelivered products or services are delivered as the customer would not have full use of the delivered elements.

•	When we don’t have acceptance that is required.

•	When trade-in rights are granted at the time of sale, that portion of the sale is deferred until the trade-in right is exercised or the right expires. In determining the deferral amount, management estimates the expected trade-in rate and future value of the product upon trade-in. These factors are periodically reviewed and updated by management, and the updates may result in either an increase or decrease in the deferral.

Equipment — We provide cable system operators with equipment that can be placed within various stages of a broadband cable system that allows for the delivery of cable telephony, video and high-speed data as well as outside plant construction and maintenance equipment. For equipment sales, revenue recognition is generally established when the products have been shipped, risk of loss has transferred, objective evidence exists that the product has been accepted, and no significant obligations remain relative to the transaction. Additionally, based on historical experience, ARRIS has established reliable estimates related to sales returns and other allowances for discounts. These estimates are recorded as a reduction to revenue at the time the revenue is initially recorded.

Software — We sell internally developed software as well as software developed by outside third parties that does not require significant production, modification or customization. We recognize software and any associated system product revenue where software is more than an incidental component, in accordance with SOP 97-2, as amended by SOP No. 98-9, Software Revenue Recognition, With Respect to Certain Transactions. Our products that contain more than incidental software and are accounted for under SOP 97-2: CMTS, ARRIS Spectrum Analyzer (“ASA”), D5, UCTS, Commercial Services Aggregator (“CSA”) 9000, CXM Gateway, Video On Demand (“VOD”), and Advertising Insertion.

Services — Service revenue consists of customer support and maintenance, installation, training, on-site support, network design and inside plant activities. A number of our products are sold in combination with customer support and maintenance services, which consist of software updates and product support. Software updates provide customers with rights to unspecified software updates that we choose to develop and to maintenance releases and patches that we choose to release during the period of the support period. Product support services include telephone support, remote diagnostics, email and web access, access to on-site technical support personnel and repair or replacement of hardware in the event of damage or failure during the term of the support period. Maintenance and support service fees are generally billed and collected in advance of the associated maintenance contract term. Maintenance and support service fees collected are recorded as deferred revenue and recognized ratably under the straight-line method over the term of the contract, which is generally one year. We do not record receivables associated with maintenance revenues without a firm, non-cancelable order from the customer. Installation services and training services are also recognized in service revenues when performed. Pursuant to the requirements of SOP 97-2, we seek to establish appropriate vendor-specific objective evidence (“VSOE”) of the fair value for all service offerings. VSOE of fair value is determined based on the price charged when the same element is sold separately and based on the prices at which our customers have renewed their customer support and maintenance. For elements that are not yet being sold separately, the price established by management, if it is probable that the price, once established, will not change before the separate introduction of the element into the marketplace is used to measure VSOE of fair value for that element.

Incentives — Customer incentive programs that include consideration, primarily rebates/credits to be used against future product purchases and certain volume discounts, have been recorded as a reduction of revenue when offered.

Multiple Element Arrangements — Certain customer transactions may include multiple deliverables based on the bundling of equipment, software and services. When a multiple-element arrangement exists, the fee from the arrangement should be allocated to the various deliverables, to the extent appropriate, so that the proper amount can be recognized as revenue as each element is delivered. Based on the composition of the arrangement, we analyze the provisions of EITF 00-21, SOP 97-2 and SOP 81-1 to determine which model should be applied towards accounting for the multiple-element arrangement. If the arrangement includes a combination of elements that fall within different applicable guidance, we follow the provisions of the hierarchal literature to separate those elements from each other and apply the relevant guidance to each.

For multiple element arrangements that include software or have a software-related element attached that is more than incidental but that does not involve significant production, modification or customization, we apply the provisions of SOP 97-2 and, where applicable, EITF 03-05, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software. If the arrangement includes multiple elements, the fee should be allocated to the various elements based on VSOE of fair value. If sufficient VSOE of fair value does not exist for the allocation of revenue to all the various elements in a multiple element arrangement, all revenue from the arrangement is deferred until the earlier of the point at which such sufficient VSOE is established or all elements within the arrangement are delivered. If VSOE of fair value exists for all undelivered elements, but does not exist for one or more delivered elements, the arrangement consideration should be allocated to the various elements of the arrangement using the residual method of accounting as allowed by SOP 98-9. Under the residual method, the amount of the arrangement consideration allocated to the delivered elements is equal to the total arrangement consideration less the aggregate fair value of the undelivered elements. Using this method, any potential discount on the arrangement is allocated entirely to the delivered elements, which ensures that the amount of revenue recognized at any point in time is not overstated. Under the residual method, if VSOE exists for the undelivered element, generally PCS, the fair value of the undelivered element is deferred and recognized ratably over the term of the PCS contract, and the remaining portion of the arrangement is recognized as revenue upon delivery, which generally occurs upon delivery of the product or implementation of the system. License revenue allocated to software products, in certain circumstances, is recognized upon delivery of the software products.

Similarly, for multiple element arrangements that include software or have a software-related element attached that is more than incidental and does involve significant production, modification or customization, we apply the provisions of SOP 81-1. Revenue in an arrangement with SOP 81-1 software and the related production, modification or customization services are recognized using the contract accounting guidelines provided in this provision by applying the percentage of completion or completed contract method. For certain of our software license arrangements where professional services are being provided and are deemed to be essential to the functionality or are for significant production, modification, or customization of the software product, both the software and the associated professional service revenue are recognized in accordance with the provisions of Accounting Research Bulletin No. 45, Long-Term Construction-Type Contracts (“ARB 45”) and SOP 81-1. Many of these software and professional services arrangements are recognized using the completed-contract method as the Company does not have the ability to reasonably estimate contract costs at the inception of the contracts. Under the completed-contract method, revenue is recognized when the contract is complete, and all direct costs and related revenues are deferred until that time. We recognize software license and associated professional services revenue for our mobile workforce management software license product installations using the percentage-of-completion method of accounting as we believe that our estimates of costs to complete and extent of progress toward completion of such contracts are reliable. The entire amount of an estimated loss on a contract is accrued at the time a loss on a contract is projected. Actual profits and losses may differ from these estimates.

For all other multiple element arrangements we follow the guidance of EITF 00-21. Under this method, the deliverables are separated into more than one unit of accounts when the following criteria are met: (i) the delivered element(s) have value to the customer on a stand-alone basis, (ii) objective and reliable evidence of fair value exists for the undelivered element(s), and (iii) delivery of the undelivered element(s) is probable and substantially in the control of the Company. Revenue is then allocated to each unit of accounting based on the relative fair value of each accounting unit or by using the residual method if objective evidence of fair value does not exist for the delivered element(s). If any of the criteria are not met, revenue is deferred until the criteria are met or the last element has been delivered.

ARRIS employs the sell-in method of accounting for revenue when using a Value Added Reseller (VAR) as our channel to market. Because product returns are restricted, revenue under this method is recognized at the time of shipment to the VAR provided all criteria for recognition are met

ARRIS’ deferred revenue and deferred costs related to shipments made to customers whereby the customer has the right of return in addition to deferrals related to various customer service agreements are summarized below (in thousands):

	2008	2007	Increase

Deferred revenue	$47,131	$8,588	$38,543
Deferred cost	14,488	1,542	12,946

b)	Goodwill and Intangible Assets

Goodwill

Goodwill relates to the excess of cost over the fair value of net assets resulting from an acquisition. On an annual basis, our goodwill is tested for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired, in which case a test would be performed sooner. For purposes of impairment testing, ARRIS has determined that its reporting units are the reportable segments based on our organizational structure and the financial information that is provided to and reviewed by segment management. In accordance with SFAS 142, Goodwill and Other Intangible Assets, the impairment testing is a two-step process. The first step is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount. We concluded that a taxable transaction approach should be used in accordance EITF 02-13, Deferred Income Tax Considerations in Applying the Goodwill Impairment Test in FASB Statement No. 142, Goodwill and Other Intangible Assets. ARRIS determined the fair value of each of its reporting units using a combination of an income approach using discounted cash flow analysis and a market approach comparing actual market transactions of businesses that are similar to those of ARRIS. In addition, market multiples of publicly traded guideline companies were also considered. The discounted cash flow analysis requires us to make various judgmental assumptions, including assumptions about future cash flows, growth rates and weighted average cost of capital (discount rate). The assumptions about future cash flows and growth rates are based on the current and long-term business plans of each reporting unit. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. If necessary, the second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in a similar manner as the determination of goodwill recognized in a business combination.

The annual tests were performed in the fourth quarters of 2008, 2007, and 2006, with a test date of October 1. No impairment was indicated as a result of the reviews in 2007 and 2006. Virtually all of the goodwill associated with the ATS and MCS reporting units arose as part of the December 14, 2007 acquisition of C-COR. During the fourth quarter of 2008 testing, as a result of the current and continuing decline in the market value of communications equipment suppliers in general, coupled with the volatile macroeconomic conditions, ARRIS determined that the fair values of the ATS and MCS reporting units were less than their respective carrying values. As a result, we proceeded to step two of the goodwill impairment test to determine the implied fair value of the ATS and MCS goodwill. ARRIS concluded that the implied fair value of the goodwill was less than its carrying value and recorded an impairment charge as of October 1, 2008. During the fourth quarter of 2008, we experienced a continued decline in market conditions, especially as a result of the housing market, with respect to our ATS reporting unit. As a result, the Company determined that it was possible that the future cash flows and growth rates for the ATS reporting unit had declined since the impairment test date of October 1, 2008. Further, the Company considered whether the continued volatility in capital markets between October 1, 2008 and December 31, 2008 could result in a change in the discount rate, potentially resulting in further impairment. As a result of these factors, we performed an interim test as of December 31, 2008 for the ATS and MCS reporting units. We did not perform an interim test for the BCS reporting unit as we did not believe that an event occurred or circumstances changed that would more likely than not reduce the fair value of the reporting unit below its carrying amount. We concluded that our remaining ATS and MCS goodwill was further impaired and recorded an incremental goodwill impairment charge. ARRIS recognized a total noncash goodwill impairment loss of $128.9 million and $80.4 million in the ATS and MCS reporting units, respectively, during the fourth quarter of 2008. This expense has been recorded in the goodwill impairment line on the consolidated statement of operations. The fair value of the BCS reporting unit exceeded its carrying value, and therefore, no impairment charge was necessary. As part of management’s review process of the fair values assumed for the reporting units, we reconciled the combined fair value to the market capitalization of ARRIS and concluded that the fair values used were reasonable.

The following table summarizes the critical assumptions that were used in estimating fair value for our impairment tests:

	ATS	BCS	MCS

Weighted average cost of capital	17%	15%	20%
Comparable companies used for guideline method	ADC Telecommunications, Amphenol Corp., BigBand Networks, CIENA, CommScope, CPI International, Harmonic, JDS Uniphase, Sycamore Networks, Westell Technologies	3Com Corp., ADC Telecommunications, Commscope, Harmonic, Sonus Network, Tellabs, Cisco Systems	BigBand Networks, Harmonic, OpenTV, SeaChange International, TII Network Technologies, Concurrent Computer

Assumptions and estimates about future cash flows and discount rates are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Although ARRIS believes the assumptions and estimates made are reasonable and appropriate, different assumptions and estimates could materially impact the reported financial results. For example, an increase of 1% in the estimated discount rate could have resulted in additional impairment charges of approximately $14 million and $13 million for ATS and MCS, respectively.

Following is a summary of the Company’s goodwill (in thousands):

	December 31, 2008
	Gross	Impairment	Net

Goodwill by Reporting Unit:
ATS	$167,250	$(128,884)	$38,366
BCS	150,569	—	150,569
MCS	123,162	(80,413)	42,749

Total	$440,981	$(209,297)	$231,684

Intangible Assets

For reasons similar to those described above, we also conducted a review of our long-lived assets, including amortizable intangible assets, in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets. This review did not indicate that an impairment existed as of December 31, 2008 or 2007.

Separable intangible assets that are not deemed to have an indefinite life are amortized over their useful lives. Our intangible assets have an amortization period of 6 months to eight years. The gross carrying amount and accumulated amortization of the intangible assets, other than goodwill, as of December 31, 2008 and December 31, 2007 are as follows (in thousands):

	December 31, 2008			December 31, 2007
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Intangible Assets by Reporting Units:
ATS	$164,242	$(25,858)	$138,384	$164,339	$(1,086)	$163,253
BCS	106,429	(106,429)	—	106,429	(106,429)	—
MCS	110,039	(21,075)	88,964	108,292	(1,652)	106,640

Total	$380,710	$(153,362)	$227,348	$379,060	$(109,167)	$269,893

c)	Allowance for Doubtful Accounts and Sales Returns

We establish a reserve for doubtful accounts based upon our historical experience and leading market indicators in collecting accounts receivable. A majority of our accounts receivable are from a few large cable system operators, either with investment rated debt outstanding or with substantial financial resources, and have very favorable payment histories. Unlike businesses with relatively small individual accounts receivable from a large number of customers, if we were to have a collection problem with one of our major customers, it is possible the reserve that we have established will not be sufficient. We calculate our reserve for uncollectible accounts using a model that considers customer payment history, recent customer press releases, bankruptcy filings, if any, Dun & Bradstreet reports, and financial statement reviews. The Company’s calculation is reviewed by management to assess whether additional research is necessary, and if complete, whether there needs to be an adjustment to the reserve for uncollectible accounts. The reserve is established through a charge to the provision and represents amounts of current and past due customer receivable balances of which management deems a loss to be both probable and estimable. In the past several years, two of our major customers encountered significant financial difficulty due to the industry downturn and tightening financial markets. At the end of 2008, we believe that we have a major customer, Charter Communications that is in a financially distressed position. The amount owed to the Company by Charter at year end 2008 was not material. Further, Charter has announced that it has reached an agreement with its bondholders by which it would restructure its balance sheet through a pre-packaged Chapter 11 bankruptcy on or before April 1, 2009. As part of the restructuring, Charter has publically stated that it intends to continue to pay trade creditors in the normal course.

In the event that we are not able to predict changes in the financial condition of our customers, resulting in an unexpected problem with collectability of receivables and our actual bad debts differ from estimates, or we adjust estimates in future periods, our established allowances may be insufficient and we may be required to record additional allowances. Alternatively, if we provided more allowances than are ultimately required, we may reverse a portion of such provisions in future periods based on our actual collection experience. In the event we adjust our allowance estimates, it could materially affect our operating results and financial position.

We also establish a reserve for sales returns and allowances. The reserve is an estimate of the impact of potential returns based upon historic trends.

Our reserves for uncollectible accounts and sales returns and allowances were $4.0 million and $2.8 million as of December 31, 2008 and 2007, respectively.

d)	Inventory Valuation

Inventory is reflected in our financial statements at the lower of average cost, approximating first-in, first-out, or market value.

The table below sets forth inventory balances at December 31 (in thousands):

	2008	2007

Gross inventory	$148,563	$144,640
Reserves	(18,811)	(12,848)

Net inventory	$129,752	$131,792

Net inventory at the end of 2007 included approximately $28.2 million acquired at fair value as part of the C-COR acquisition.

We continuously evaluate future usage of product and where supply exceeds demand, we may establish a reserve. In reviewing inventory valuations, we also review for obsolete items. This evaluation requires us to estimate future usage, which, in an industry where rapid technological changes and significant variations in capital spending by system operators are prevalent, is difficult. As a result, to the extent that we have overestimated future usage of inventory, the value of that inventory on our financial statements may be overstated. When we believe that we have overestimated our future usage, we adjust for that overstatement through an increase in cost of sales in the period identified as the inventory is written down to its net realizable value. Inherent in our valuations are certain management judgments and estimates, including markdowns, shrinkage, manufacturing schedules, possible alternative uses and future sales forecasts, which can significantly impact ending inventory valuation and gross margin. The methodologies utilized by the Company in its application of the above methods are consistent for all periods presented.

The Company conducts annual physical inventory counts at all ARRIS locations to confirm the existence of its inventory.

e)	Warranty

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

	2008	2007

January 1,	$14,370	$8,234
Accruals related to warranties (including changes in estimates)	5,445	4,961
Settlements made (in cash or in kind)	(8,769)	(4,675)
C-COR warranty reserves acquired, including purchase price adjustments	(862)	5,850

Balance at December 31,	$10,184	$14,370

The year-over-year change in the reserve balance reflects both increased reserves and usage of our on-going warranty claims. It also reflects the additions, usages and adjustments attributable to non-recurring product issues. We review and update our estimates, with respect to the non-recurring product issues on a routine basis.

f)	Stock-Based Compensation

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

We have an investment portfolio of auction rate securities that are classified as “available-for-sale” securities. Although these securities have maturity dates of 15 to 30 years, they have characteristics of short-term investments as the interest rates reset every 28 or 35 days and we have the potential to liquidate them in an auction process. Due to the short duration of these investments, a movement in market interest rates would not have a material impact on our operating results. However, it is possible that a security will fail to reprice at the scheduled auction date. In these instances, we are entitled to receive a penalty interest rate above market and the auction rate security will be held until the next scheduled auction date. At December 31, 2007 ARRIS had $30.3 million invested in auction rate securities. During 2008, we successfully liquidated, at par, a net of $25.3 million of the auction rate securities. However, one auction rate security of approximately $5.0 million has continued to fail at auction, resulting in ARRIS continuing to hold this security. Due to the current market conditions and the failure of the auction rate security to reprice, beginning in the second quarter of 2008, we recorded changes in the fair value of the instrument as an impairment charge in the Statement of Operations in the Gain (Loss) on Investment line. This particular security was held as of December 31, 2008 as a long-term investment with a fair market value of $4.9 million (including the fair value of the put option). ARRIS may not be able to liquidate this security until a successful auction occurs, or alternatively, we have been provided the option to sell the security to a major financial institution at par on June 30, 2010. During the year ended December 31, 2008, we recorded changes in fair value of $0.1 million.

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

We have certain international customers who are billed in their local currency. Changes in the monetary exchange rates may adversely affect our results of operations and financial condition. To manage the volatility relating to these typical business exposures, we may enter into various derivative transactions, when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. The euro is the predominant currency of the customers who are billed in their local currency. Taking into account the effects of foreign currency fluctuations of the euro versus the dollar, a hypothetical 10% weakening of the U.S. dollar (as of December 31,

2008) would provide a gain on foreign currency of approximately $1.9 million. Conversely, a hypothetical 10% strengthening of the U.S. dollar would provide a loss on foreign currency of approximately $1.9 million. As of December 31, 2008, we had no material contracts, other than accounts receivable, denominated in foreign currencies.

We regularly review our forecasted sales in euros and enter into option contracts when appropriate. In the event that we determine a hedge to be ineffective prior to expirations earnings may be effected by the change in the hedge value. As of December 31, 2008, we had option collars outstanding with notional amounts totaling 12.0 million euros, which mature through 2009. As of December 31, 2008, we had forward contracts outstanding with notional amounts totaling 16.3 million euros, which mature through 2009. The fair value of these option collars and forward contracts was approximately $0.4 million.

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

Under management’s supervision, an evaluation of the design and effectiveness of ARRIS’ internal control over financial reporting was conducted based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that ARRIS’ internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of ARRIS’ internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm retained as auditors of ARRIS Group, Inc.’s financial statement, as stated in their report which is included herein.

/s/ RJ STANZIONE
Robert J. Stanzione
Chief Executive Officer, Chairman

/s/ DAVID B. POTTS
David B. Potts
Executive Vice President, Chief Financial Officer,
Chief Accounting Officer,
and Chief Information Officer

February 26, 2009

The Board of Directors and Shareholders
ARRIS Group, Inc.

We have audited ARRIS Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ARRIS Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, ARRIS Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ARRIS Group, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the three years in period ended December 31, 2008, and our report dated February 26, 2009 expressed an unqualified opinion thereon.

/s/
Ernst & Young LLP

Atlanta, Georgia
February 26, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
ARRIS Group, Inc.

We have audited the accompanying consolidated balance sheets of ARRIS Group, Inc. and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of ARRIS’ management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ARRIS Group, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 3 and 15 of the Notes to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, in 2006, and adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes, in 2007 and Statement of Financial Accounting Standards No. 157, Fair Value Measurements, in 2008.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ARRIS Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2009 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Atlanta, Georgia
February 26, 2009

ARRIS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(in thousands except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$409,894	$323,797
Short-term investments, at fair value	17,371	68,011

Total cash, cash equivalents and short-term investments	427,265	391,808
Restricted cash	5,673	6,977
Accounts receivable (net of allowances for doubtful accounts of $3,988 in 2008 and $2,826 in 2007)	159,443	166,953
Other receivables	4,749	4,330
Inventories (net of reserves of $18,811 in 2008 and $12,848 in 2007)	129,752	131,792
Prepaids	8,004	5,856
Current deferred income tax assets	44,004	44,939
Other current assets	19,782	4,841

Total current assets	798,672	757,496
Property, plant and equipment (net of accumulated depreciation of $100,313 in 2008 and $83,644 in 2007)	59,204	59,156
Goodwill	231,684	455,352
Intangible assets (net of accumulated amortization of $153,362 in 2008 and $109,167 in 2007)	227,348	269,893
Investments	14,681	8,592
Noncurrent deferred income tax assets	11,514	3,459
Other assets	8,294	8,001

	$1,351,397	$1,561,949

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$75,863	$58,852
Accrued compensation, benefits and related taxes	27,024	26,177
Accrued warranty	6,752	8,298
Deferred revenue	44,461	8,474
Current portion of long-term debt	146	35,305
Current deferred income tax liabilities	1,059	—
Other accrued liabilities	25,410	42,121

Total current liabilities	180,715	179,227
Long-term debt, net of current portion	276,137	276,765
Accrued pension	18,820	10,455
Noncurrent income taxes payable	9,607	6,322
Noncurrent deferred income tax liabilities	17,565	45,255
Other noncurrent liabilities	14,243	18,158

Total liabilities	517,087	536,182
Stockholders’ equity:
Preferred stock, par value $1.00 per share, 5.0 million shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share, 320.0 million shares authorized; 123.1 million and 132.4 million shares issued and outstanding in 2008 and 2007, respectively	1,362	1,356
Capital in excess of par value	1,105,998	1,093,498
Treasury stock at cost, 13 million shares in 2008 and 51 thousand shares in 2007	(75,960)	(572)
Accumulated deficit	(188,562)	(64,993)
Unrealized gain (loss) on marketable securities	(274)	20
Unfunded pension liability, including income tax impact of $2,778 and $665 in 2008 and 2007, respectively	(8,070)	(3,358)
Cumulative translation adjustments	(184)	(184)

Total stockholders’ equity	834,310	1,025,767

	$1,351,397	$1,561,949

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended December 31,
	2008	2007	2006
	(in thousands, except per share data)

Net sales	$1,144,565	$992,194	$891,551
Cost of sales	751,436	718,312	639,473

Gross margin	393,129	273,882	252,078
Gross margin%	34.3%	27.6%	28.3%
Operating expenses:
Selling, general, and administrative expenses	143,997	99,879	87,203
Research and development expenses	112,542	71,233	66,040
Impairment of goodwill	209,297	—	—
Acquired in-process research and development charge	—	6,120	—
Amortization of intangible assets	44,195	2,278	632
Restructuring charges	1,211	460	2,210

	511,242	179,970	156,085

Operating income (loss)	(118,113)	93,912	95,993
Other expense (income):
Interest expense	6,740	6,614	976
Gain related to terminated acquisition, net of expenses	—	(22,835)	—
Loss (gain) on investments and notes receivable	717	(4,596)	29
Loss (gain) on foreign currency	(422)	48	(1,360)
Interest income	(7,224)	(24,776)	(11,174)
Other expense (income), net	(1,043)	370	268

Income (loss) from continuing operations before income taxes	(116,881)	139,087	107,254
Income tax expense (benefit)	6,258	40,951	(34,812)

Net income (loss) from continuing operations	(123,139)	98,136	142,066
Income from discontinued operations	—	204	221

Net income (loss)	$(123,139)	$98,340	$142,287

Net income (loss) per common share — basic:
Income (loss) from continuing operations	$(0.99)	$0.89	$1.32
Income (loss) from discontinued operations	—	—	—

Net income (loss)	$(0.99)	$0.89	$1.33

Net income (loss) per common share — diluted:
Income (loss) from continuing operations	$(0.99)	$0.87	$1.30
Income (loss) from discontinued operations	—	—	—

Net income (loss)	$(0.99)	$0.87	$1.30

Weighted average common shares — basic	124,878	110,843	107,268

Weighted average common shares — diluted	124,878	113,027	109,490

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(in thousands)

Operating activities:
Net income (loss)	$(123,139)	$98,340	$142,287
Depreciation	20,915	10,852	9,787
Amortization of intangible assets	44,195	2,278	632
Amortization of deferred finance fees	1,113	1,116	139
Goodwill impairment	209,297	—	—
Deferred income tax provision (benefit)	11,846	4,405	(38,490)
Deferred income tax related to goodwill impairment	(24,725)	—	—
Stock compensation expense	11,277	10,903	9,423
Provision for doubtful accounts	819	279	(174)
Gain related to previously written off receivables	—	(377)	(1,573)
Loss (gain) on disposal of fixed assets	14	182	(61)
Loss (gain) on investments and notes receivable	717	(4,604)	32
Income from discontinued operations	—	(204)	(221)
Gain related to terminated acquisition, net of expenses	—	(22,835)	—
Acquired in-process research and development charge	—	6,120	—
Excess income tax benefits from stock-based compensation plans	(56)	(9,157)	(9,445)
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	8,579	(17,498)	(32,153)
Other receivables	(471)	(1,774)	(2,270)
Inventories	4,023	(9,502)	19,683
Accounts payable and accrued liabilities	38,800	(9,906)	50,200
Other, net	(14,131)	4,806	(3,555)

Net cash provided by operating activities	189,073	63,424	144,241
Investing activities:
Purchases of short-term investments	(109,347)	(356,366)	(129,475)
Sales of short-term investments	155,114	412,217	96,150
Purchases of investments	(4,387)	—	—
Purchases of property, plant and equipment	(21,352)	(15,072)	(12,728)
Cash proceeds from sale of property, plant, and equipment	250	3	212
Cash paid for acquisition, net of cash acquired	(10,500)	(285,284)	—
Cash paid for hedge related to terminated acquisition	—	(26,469)	—
Cash proceeds from hedge related to terminated acquisition	—	38,750	—
Cash received related to terminated acquisition, net of payments	—	10,554	—

Net cash provided by (used in) investing activities	9,778	(221,667)	(45,841)

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Years Ended December 31,
	2008	2007	2006
		(in thousands)

Financing activities:
Proceeds from issuance of common stock	$49	$14,377	$12,266
Proceeds from issuance of debt	—	—	276,000
Repurchase of common stock	(75,960)	—	—
Payment of debt and capital lease obligations	(35,864)	(19)	—
Excess income tax benefits from stock-based compensation plans	56	9,157	9,445
Repurchase of shares to satisfy employee tax withholdings	(1,035)	(3,093)	(2,019)
Deferred financing costs paid	—	—	(7,760)

Net cash provided by (used in) financing activities	(112,754)	20,422	287,932
Net increase (decrease) in cash and cash equivalents	86,097	(137,821)	386,332
Cash and cash equivalents at beginning of year	323,797	461,618	75,286

Cash and cash equivalents at end of year	$409,894	$323,797	$461,618

Noncash investing and financing activities:
Net tangible assets acquired, excluding cash	$23,108	$11,645	$—
Intangible assets acquired, including goodwill and adjustments	(12,608)	582,847	—
Prior investment in acquired company	—	(5,973)	—
Equity issued for acquisition, including fair value of assumed stock options	—	(303,235)	—

Cash paid for acquisition, net of cash acquired	$10,500	$285,284	$—

Landlord funded leasehold improvements	$—	$85	$242

Supplemental cash flow information:
Interest paid during the year	$5,800	$6,182	$87

Income taxes paid during the year	$19,834	$22,687	$2,482

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Unrealized		Unrealized
		Capital in			(Loss) Gain on	Unfunded	Gain	Cumulative
	Common	Excess of	Treasury	Accumulated	Marketable	Pension	(Loss) on	Translation
	Stock	Par Value	Stock	Deficit	Securities	Liability	Derivatives	Adjustments	Total
	(In thousands)

Balance, January 1, 2006	$1,069	$732,405	$—	$(305,555)	$1,077	$(4,618)	$1,523	$(184)	$425,717
Comprehensive income (loss):
Net income	—	—	—	142,287	—	—	—	—	142,287
Unrealized gain on marketable securities	—	—	—	—	220	—	—	—	220
Unrealized gain on derivative instruments	—	—	—	—	—	—	(2,074)	—	(2,074)
Minimum liability on unfunded pension adjustment	—	—	—	—	—	156	—	—	156

Comprehensive income									140,589
Compensation under stock award plans	—	9,423	—	—	—	—	—	—	9,423
Income tax benefit related to exercise of stock options	—	5,192	—	—	—	—	—	—	5,192
Income tax benefit related to exercise of stock options in prior years — due to release of valuation allowance	—	4,253	—	—	—	—	—	—	4,253
Issuance of common stock and other	20	10,227	—	—	—	—	—	—	10,247

Balance, December 31, 2006	$1,089	$761,500	$—	$(163,268)	$1,297	$(4,462)	$(551)	$(184)	$595,421

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Unrealized		Unrealized
		Capital in			(Loss) Gain on	Unfunded	Gain	Cumulative
	Common	Excess of	Treasury	Accumulated	Marketable	Pension	(Loss) on	Translation
	Stock	Par Value	Stock	Deficit	Securities	Liability	Derivatives	Adjustments	Total
	(In thousands)

Balance, December 31, 2006	$1,089	$761,500	$—	$(163,268)	$1,297	$(4,462)	$(551)	$(184)	$595,421
Comprehensive income :
Net income	—	—	—	98,340	—	—	—	—	98,340
Unrealized loss on marketable securities	—	—	—	—	(1,277)	—	—	—	(1,277)
Unrealized gain on derivative instruments	—	—	—	—	—	—	551	—	551
Change in unfunded pension liability, net of $665 of income tax impact	—	—	—	—	—	1,104	—	—	1,104

Comprehensive income									98,718
Compensation under stock award plans	—	10,903	—	—	—	—	—	—	10,903
Adoption of FIN 48	—	—	—	(65)	—	—	—	—	(65)
Income tax benefit related to exercise of stock options	—	8,987	—	—	—	—	—	—	8,987
Fair value of stock options related to C-COR acquisition	—	22,797	—	—	—	—	—	—	22,797
Issuance of common stock related to C-COR acquisition	251	280,759	(572)	—	—	—	—	—	280,438
Issuance of common stock and other	16	8,552	—	—	—	—	—	—	8,568

Balance, December 31, 2007	1,356	1,093,498	(572)	(64,993)	20	(3,358)	—	(184)	1,025,767

Comprehensive me (loss):
Net loss	—	—		(123,139)	—	—	—	—	(123,139)
Unrealized loss on marketable securities	—	—	—	—	(294)			—	(294)
Change in unfunded pension liability, net of $2,778 of income tax impact	—	—	—	—	—	(4,712)	—	—	(4,712)

Comprehensive loss									(128,145)
Service cost, interest cost, and expected return on plan assets for Oct 1 — Dec 31, 2008	—	—	—	(310)	—	—	—	—	(310)
Amortization of prior service cost for Oct 1 — Dec 31, 2008	—	—	—	(120)	—	—	—	—	(120)
Compensation under stock award plans	—	11,277	—	—	—	—	—	—	11,277
Issuance of common stock and other	6	1,692	572	—					2,270
Repurchase of common stock			(75,960)						(75,960)
Income tax benefit related to exercise of stock options		(469)							(469)

Balance, December 31, 2008	$1,362	$1,105,998	$(75,960)	$(188,562)	$(274)	$(8,070)	$—	$(184)	$834,310

See accompanying notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Basis of Presentation

ARRIS Group, Inc. (together with its consolidated subsidiaries, except as the context otherwise indicates, “ARRIS” or the “Company”), is an international communications technology company, headquartered in Suwanee, Georgia. ARRIS operates in three business segments, Broadband Communications Systems, Access, Transport and Supplies, and Media & Communications Systems. ARRIS specializes in integrated broadband network solutions that include products, systems and software for content and operations management (including video on demand, or VOD), and professional services. ARRIS is a leading developer, manufacturer and supplier of telephony, data, video, construction, rebuild and maintenance equipment for the broadband communications industry. In addition, we are a leading supplier of infrastructure products used by cable system operators to build-out and maintain hybrid fiber-coaxial (“HFC”) networks. The Company provides its customers with products and services that enable reliable, high-speed, two-way broadband transmission of video, telephony, and data.

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

Certain balance sheet and cash flow line items in prior periods have been reclassified to conform to the current financial statement presentation.

(d)	Cash, Cash Equivalents, Short-Term Investments and Available-For-Sale Investments

ARRIS’ cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) are primarily held in money market funds that pay either taxable or non-taxable interest. The Company holds investments consisting of debt securities classified as available-for-sale, which are stated at estimated fair value. These debt securities consist primarily of commercial paper, auction rate securities, certificates of deposits, and U.S. government agency financial instruments. Auction rate securities, paying either taxable or non-taxable interest, generally have long-term maturities beyond three months but are priced and traded as short-term instruments. However, as of December 31, 2008, the auction rate securities were classified as long-term as described below. These investments are on deposit with major financial institutions.

From time to time, the Company has held certain investments in the common stock of publicly-traded and venture-backed private companies, which were classified as available-for-sale. As of December 31, 2008 and 2007, the Company’s holdings in these investments were immaterial. Changes in the market value of these securities are typically recorded in other comprehensive income (loss) and gains or losses on related sales of these securities are recognized in income (loss). These securities are also subject to a periodic impairment review, which requires significant judgment. During the years ended December 31, 2008 and December 31, 2007, the Company recognized (gains)/losses of approximately $717 thousand and $(4.6) million, respectively, related to sales of our available-for-sale investments. As of December 31, 2008 and 2007, ARRIS had unrealized gains/ (losses) related to available-for-sale securities of approximately $(274) thousand and $20 thousand, respectively, included in comprehensive income (loss).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has a deferred compensation plan, which was available to certain current and former officers and key executives of C-COR. During 2008, this plan was merged into a new non-qualified deferred compensation plan which is also available to key executives of the Company. Employee compensation deferrals and matching contributions are held in a rabbi trust, and are accounted for in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. A rabbi trust is a funding vehicle used to protect the deferred compensation from various events (but not from bankruptcy or insolvency).

Additionally, ARRIS previously offered a deferred compensation arrangement, which was available to certain employees. As of December 31, 2004, the plan was frozen and no further contributions are allowed. The deferred earnings are invested in a rabbi trust, and are accounted for in accordance with Emerging Issues Task Force Issue No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested.

The Company also has a deferred retirement salary plan, which was limited to certain current or former officers of C-COR. ARRIS holds an investment to cover its liability, and accounts for the investment in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.

(e)	Inventories

Inventories are stated at the lower of average cost, approximating first-in, first-out, or market. The cost of work-in-process and finished goods is comprised of material, labor, and overhead.

(f)	Revenue recognition

ARRIS generates revenue as a result of varying activities, including the delivery of stand-alone equipment, custom design and installation services, and bundled sales arrangements inclusive of equipment, software and services. The revenue from these activities is recognized in accordance with applicable accounting guidance that includes but is not limited to Staff Accounting Bulletin No. 101 (“SAB 101”), Revenue Recognition in Financial Statements, Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition, AICPA Statement of Position No. 97-2, Software Revenue Recognition (“SOP 97-2”), AICPA Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”), EITF No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), SOP No. 98-9, Software Revenue Recognition, With Respect to Certain Transactions (“SOP 98-9”), EITF 03-05, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement containing More-Than-Incidental Software, (“EITF 03-05”), Accounting Research Bulletin No. 45, Long-Term Construction-Type Contracts (“ARB 45”), EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (“EITF 01-9”), and related interpretations.

Revenue is recognized when all of the following criteria have been met:

•	When persuasive evidence of an arrangement exists. Contracts and customer purchase orders are used to determine the existence of an arrangement.

•	Delivery has occurred. Shipping documents, proof of delivery and customer acceptance (when applicable) are used to verify delivery.

•	The fee is fixed or determinable. Pricing is considered fixed and determinable at the execution of a customer arrangement, based on specific products and quantities to be delivered at specific prices. This determination includes a review of the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment or future discounts.

•	Collectability is reasonably assured. We assess the ability to collect from our customers based on a number of factors that include information supplied by credit agencies, analyzing customer accounts, reviewing payment history and consulting bank references. Should we have a circumstance arise where a customer is deemed not creditworthy, all revenue related to the transaction will be deferred until such time that payment is received and all other criteria to allow us to recognize revenue have been met.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue is deferred if any of the above revenue recognition criteria are not met as well as when certain circumstances exist for any of our products or services, including, but not limited to:

•	When undelivered products or services that are essential to the functionality of the delivered product exist, revenue is deferred until such undelivered products or services are delivered as the customer would not have full use of the delivered elements.

•	When we don’t have acceptance that is required.

•	When trade-in rights are granted at the time of sale, that portion of the sale is deferred until the trade-in right is exercised or the right expires. In determining the deferral amount, management estimates the expected trade-in rate and future value of the product upon trade-in. These factors are periodically reviewed and updated by management, and the updates may result in either an increase or decrease in the deferral.

Equipment — We provide cable system operators with equipment that can be placed within various stages of a broadband cable system that allows for the delivery of cable telephony, video and high-speed data as well as outside plant construction and maintenance equipment. For equipment sales, revenue recognition is generally established when the products have been shipped, risk of loss has transferred, objective evidence exists that the product has been accepted, and no significant obligations remain relative to the transaction. Additionally, based on historical experience, ARRIS has established reliable estimates related to sales returns and other allowances for discounts. These estimates are recorded as a reduction to revenue at the time the revenue is initially recorded.

Software — We sell internally developed software as well as software developed by outside third parties that does not require significant production, modification or customization. We recognize software and any associated system product revenue where software is more than an incidental component, in accordance with SOP 97-2, as amended by SOP No. 98-9, Software Revenue Recognition, With Respect to Certain Transactions. Our products that contain more than incidental software and are accounted for under SOP 97-2: CMTS, ARRIS Spectrum Analyzer (“ASA”), D5, UCTS, Commercial Services Aggregator (“CSA”) 9000, CXM Gateway, Video On Demand (“VOD”), and Advertising Insertion.

Services — Service revenue consists of customer support and maintenance, installation, training, on-site support, network design and inside plant activities. A number of our products are sold in combination with customer support and maintenance services, which consist of software updates and product support. Software updates provide customers with rights to unspecified software updates that we choose to develop and to maintenance releases and patches that we choose to release during the period of the support period. Product support services include telephone support, remote diagnostics, email and web access, access to on-site technical support personnel and repair or replacement of hardware in the event of damage or failure during the term of the support period. Maintenance and support service fees are generally billed and collected in advance of the associated maintenance contract term. Maintenance and support service fees collected are recorded as deferred revenue and recognized ratably under the straight-line method over the term of the contract, which is generally one year. We do not record receivables associated with maintenance revenues without a firm, non-cancelable order from the customer. Installation services and training services are also recognized in service revenues when performed. Pursuant to the requirements of SOP 97-2, we seek to establish appropriate vendor-specific objective evidence (“VSOE”) of the fair value for all service offerings. VSOE of fair value is determined based on the price charged when the same element is sold separately and based on the prices at which our customers have renewed their customer support and maintenance. For elements that are not yet being sold separately, the price established by management, if it is probable that the price, once established, will not change before the separate introduction of the element into the marketplace is used to measure VSOE of fair value for that element.

Incentives — Customer incentive programs that include consideration, primarily rebates/credits to be used against future product purchases and certain volume discounts, have been recorded as a reduction of revenue when offered.

Multiple Element Arrangements — Certain customer transactions may include multiple deliverables based on the bundling of equipment, software and services. When a multiple-element arrangement exists, the fee from the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

arrangement should be allocated to the various deliverables, to the extent appropriate, so that the proper amount can be recognized as revenue as each element is delivered. Based on the composition of the arrangement, we analyze the provisions of EITF 00-21, SOP 97-2 and SOP 81-1 to determine which model should be applied towards accounting for the multiple-element arrangement. If the arrangement includes a combination of elements that fall within different applicable guidance, we follow the provisions of the hierarchal literature to separate those elements from each other and apply the relevant guidance to each.

For multiple element arrangements that include software or have a software-related element attached that is more than incidental but that does not involve significant production, modification or customization, we apply the provisions of SOP 97-2 and, where applicable, EITF 03-05, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software. If the arrangement includes multiple elements, the fee should be allocated to the various elements based on VSOE of fair value. If sufficient VSOE of fair value does not exist for the allocation of revenue to all the various elements in a multiple element arrangement, all revenue from the arrangement is deferred until the earlier of the point at which such sufficient VSOE is established or all elements within the arrangement are delivered. If VSOE of fair value exists for all undelivered elements, but does not exist for one or more delivered elements, the arrangement consideration should be allocated to the various elements of the arrangement using the residual method of accounting as allowed by SOP 98-9. Under the residual method, the amount of the arrangement consideration allocated to the delivered elements is equal to the total arrangement consideration less the aggregate fair value of the undelivered elements. Using this method, any potential discount on the arrangement is allocated entirely to the delivered elements, which ensures that the amount of revenue recognized at any point in time is not overstated. Under the residual method, if VSOE exists for the undelivered element, generally PCS, the fair value of the undelivered element is deferred and recognized ratably over the term of the PCS contract, and the remaining portion of the arrangement is recognized as revenue upon delivery, which generally occurs upon delivery of the product or implementation of the system. License revenue allocated to software products, in certain circumstances, is recognized upon delivery of the software products.

Similarly, for multiple element arrangements that include software or have a software-related element attached that is more than incidental and does involve significant production, modification or customization, we apply the provisions of SOP 81-1. Revenue in an arrangement with SOP 81-1 software and the related production, modification or customization services are recognized using the contract accounting guidelines provided in this provision by applying the percentage of completion or completed contract method. For certain of our software license arrangements where professional services are being provided and are deemed to be essential to the functionality or are for significant production, modification, or customization of the software product, both the software and the associated professional service revenue are recognized in accordance with the provisions of Accounting Research Bulletin No. 45, Long-Term Construction-Type Contracts (“ARB 45”) and SOP 81-1. Many of these software and professional services arrangements are recognized using the completed-contract method as the Company does not have the ability to reasonably estimate contract costs at the inception of the contracts. Under the completed-contract method, revenue is recognized when the contract is complete, and all direct costs and related revenues are deferred until that time. We recognize software license and associated professional services revenue for our mobile workforce management software license product installations using the percentage-of-completion method of accounting as we believe that our estimates of costs to complete and extent of progress toward completion of such contracts are reliable. The entire amount of an estimated loss on a contract is accrued at the time a loss on a contract is projected. Actual profits and losses may differ from these estimates.

For all other multiple element arrangements we follow the guidance of EITF 00-21. Under this method, the deliverables are separated into more than one unit of accounts when the following criteria are met: (i) the delivered element(s) have value to the customer on a stand-alone basis, (ii) objective and reliable evidence of fair value exists for the undelivered element(s), and (iii) delivery of the undelivered element(s) is probable and substantially in the control of the Company. Revenue is then allocated to each unit of accounting based on the relative fair value of each accounting unit or by using the residual method if objective evidence of fair value does not exist for the delivered

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

element(s). If any of the criteria are not met, revenue is deferred until the criteria are met or the last element has been delivered.

ARRIS employs the sell-in method of accounting for revenue when using a Value Added Reseller (VAR) as our channel to market. Because product returns are restricted, revenue under this method is recognized at the time of shipment to the VAR provided all criteria for recognition are met

ARRIS’ deferred revenue and deferred costs related to shipments made to customers whereby the customer has the right of return in addition to deferrals related to various customer service agreements are summarized below (in thousands):

	2008	2007	Increase

Deferred revenue	$47,131	$8,588	$38,543
Deferred cost	14,488	1,542	12,946

(g)	Shipping and Handling Fees

Shipping and handling costs for the years ended December 31, 2008, 2007, and 2006 were approximately $4.6 million, $5.4 million and $5.8 million, respectively, and are classified in net sales and cost of sales.

(h)	Depreciation of Property, Plant and Equipment

The Company provides for depreciation of property, plant and equipment on the straight-line basis over estimated useful lives of 10 to 40 years for buildings and improvements, 2 to 10 years for machinery and equipment, and the shorter of the term of the lease or useful life for leasehold improvements. Included in depreciation expense is the amortization of landlord funded tenant improvements which amounted to $0.4 million in 2008 and $0.4 million in 2007. Depreciation expense, including amortization of capital leases, for the years ended December 31, 2008, 2007, and 2006 was approximately $20.9 million, $10.9 million and $9.8 million respectively.

(i)	Goodwill and Long-Lived Assets

Goodwill relates to the excess of cost over the fair value of net assets resulting from an acquisition. On an annual basis, our goodwill is tested for impairment, or more frequently if events or changes in circumstances indicate that the asset is more likely than not impaired, in which case a test would be performed sooner. The impairment testing is a two-step process. The first step is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount. In accordance with SFAS 142, Goodwill and Other Intangible Assets, we have determined that our reporting units are the reportable segments based on our organizational structure and the financial information that is provided to and reviewed by segment management. The estimates of fair value of a reporting unit are determined based on a discounted cash flow analysis and guideline public company analysis. A discounted cash flow analysis requires the Company to make various judgmental assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on the current and long-term business plans of each reporting unit. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. If necessary, the second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in a similar manner as the determination of goodwill recognized in a business combination. As part of management’s review process of the fair values assumed for the reporting units, the Company reconciled the combined fair value to the market capitalization of ARRIS and concluded that the fair values used were reasonable.

The annual tests were performed in the fourth quarters of 2008, 2007, and 2006, with a test date of October 1. No impairment was indicated as a result of the reviews in 2007 and 2006. During step one of the impairment analysis in 2008, the Company concluded that the fair values of its ATS and MCS reporting units were less than their respective carrying values. As a result, ARRIS performed step two of the goodwill impairment test to determine the implied fair value of the goodwill of the ATS and MCS reporting units. The Company concluded that the implied

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value of the goodwill was less than its carrying value and recognized a total noncash goodwill impairment loss of $128.9 million and $80.4 million related to the ATS and MCS reporting units, respectively, during the fourth quarter of 2008. This expense has been recorded in the impairment of goodwill line on the consolidated statements of operations. The fair value of the BCS reporting unit exceeded its carrying value, and therefore, no impairment charge was necessary. See Note 12 of Notes to the Consolidated Financial Statements for further information.

As of December 31, 2008, the Company had remaining goodwill of $231.7 million, of which $38.4 million related to the ATS reporting unit, $150.6 million related to the BCS reporting unit, and $42.7 million related to the MCS reporting unit.

Other intangible assets represent purchased intangible assets, which include purchased technology, customer relationships, covenants not-to-compete, and order backlog. Amounts allocated to other identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives as follows:

Purchased technology	4 - 6 years
Customer relationships	2 - 8 years
Non-compete agreements	2 years
Trademarks	2 years
Order backlog	1/2 year

As of December 31, 2008, the financial statements included intangible assets of $227.3 million, net of accumulated amortization of $153.4 million. As of December 31, 2007, the financial statements included intangible assets of $269.9 million, net of accumulated amortization of $109.2 million. The intangible assets as of December 31, 2008 are related to the acquisitions of Auspice Corporation in August of 2008 and C-COR Incorporated in December of 2007. Prior to 2008, other intangible assets are related to the existing technology acquired from Arris Interactive L.L.C., from Cadant, Inc., from Com21, and cXm Broadband LLC., all of which were fully amortized by the end of 2008. The valuation process to determine the fair market values of the existing technology by management included valuations by an outside valuation service. The values assigned were calculated using an income approach utilizing the cash flow expected to be generated by these technologies.

For reasons similar to those described above, the Company also conducted a review of its long-lived assets, including amortizable intangible assets, in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets. This review did not indicate that an impairment existed as of December 31, 2008 or 2007.

(j)	Advertising and Sales Promotion

Advertising and sales promotion costs are expensed as incurred. Advertising expense was approximately $0.8 million, $0.8 million and $0.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

(k)	Research and Development

Research and development (“R&D”) costs are expensed as incurred. ARRIS’ research and development expenditures for the years ended December 31, 2008, 2007 and 2006 were approximately $112.5 million, $71.2 million and $66.0 million, respectively. The expenditures include compensation costs, materials, other direct expenses, and allocated costs of information technology, telecom, and facilities.

(l)	Warranty

ARRIS provides warranties of various lengths to customers based on the specific product and the terms of individual agreements. For further discussion, see Note 6, Guarantees.

(m)	Income Taxes

ARRIS uses the liability method of accounting for income taxes, which requires recognition of temporary differences between financial statement and income tax bases of assets and liabilities, measured by enacted tax

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rates. In 2001, a valuation allowance was calculated in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 109, Accounting for Income Taxes, which requires that a valuation allowance be established and maintained when it is “more likely than not” that all or a portion of deferred income tax assets will not be realized. At the end of the fourth quarter of 2006, ARRIS determined that it was more likely than not that it would be able to realize the benefits of a significant portion of its U.S. federal and state income deferred income tax assets and subsequently reversed the related valuation allowances. As of December 31, 2006, its ending valuation allowances were predominantly due to U.S. federal capital loss and foreign net operating loss carryforwards. During 2007, the Company reversed additional valuation allowances related to the U.S. federal capital losses as capital gains were generated. However, the valuation allowances were subsequently increased because of the acquisition of C-COR Incorporated on December 14, 2007, since the Company concluded that it was not more likely than not to realize certain benefits arising from C-COR’s U.S. state deferred income tax assets and foreign deferred income tax assets. The Company continually reviews the adequacy of the valuation allowance to reassess whether it is more likely than not to realize its various deferred income tax assets. See Note 15 of Notes to the Consolidated Financial Statements for further discussion. As of December 31, 2008, the Company has $15.7 million of valuation allowances.

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

Certain international customers are billed in their local currency. The Company uses a hedging strategy and enters into forward or currency option contracts based on a percentage of expected foreign currency revenues. The percentage can vary, based on the predictability of the revenues denominated in foreign currency.

As of December 31, 2008, the Company had option collars outstanding with notional amounts totaling 12.0 million euros, which mature through 2009. As of December 31, 2008, the Company had forward contracts outstanding with notional amounts totaling 16.3 million euros, which mature through 2009. The fair value of option contracts as of December 31, 2008 and 2007 was a gain (loss) of approximately $0.4 million and $(0.6) million. During the years ended December 31, 2008, 2007 and 2006, the Company recognized net losses (gains) of $(21) thousand, $1.3 million and $48 thousand, respectively, related to option contracts. During the years ended December 31, 2008, 2007 and 2006, the Company also recognized losses (gains) of $0, $66 thousand and $37 thousand, respectively, on effective hedges that were recorded with the corresponding sales.

ARRIS ceased using hedge accounting in March 2007. The last hedge considered effective expired in January 2007. Currently, all foreign currency hedges are recorded at fair value and the gains or losses are included in other expense/ (income) on the Consolidated Statements of Operations.

(o)	Stock-Based Compensation

The Company elected to early adopt the fair value recognition provisions of SFAS No. 123R, Share-Based Payment on July 1, 2005, using the modified prospective approach. See Note 17 of Notes to the Consolidated Financial Statements for further discussion of the Company’s significant accounting policies related to stock based compensation.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ARRIS’ customers have been impacted in the past by several factors, including an industry downturn and tightening of access to capital. The market which the Company serves is characterized by a small number of large customers creating a concentration of risk. As a result, the Company has incurred significant charges related to uncollectible accounts related to large customers. The Company’s analysis of the allowance for doubtful accounts at the end of 2008 and 2007 resulted in expense of $0.8 million and $0.3 million for the respective years. The mix of the Company’s accounts receivable at December 31, 2008 was weighted heavily toward high quality accounts from a credit perspective. This, coupled with strong fourth quarter collections, resulted in a reduction in the reserve when applying ARRIS’ reserve methodology.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

•	Cash, cash equivalents, and short-term investments: The carrying amounts reported in the consolidated balance sheets for cash, cash equivalents, and short-term investments approximate their fair values.

•	Accounts receivable and accounts payable: The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate their fair values. The Company establishes a reserve for doubtful accounts based upon its historical experience in collecting accounts receivable.

•	Marketable securities: The fair values for trading and available-for-sale equity securities are based on quoted market prices.

•	Non-marketable securities: Non-marketable equity securities are subject to a periodic impairment review; however, there are no open-market valuations, and the impairment analysis requires significant judgment. This analysis includes assessment of the investee’s financial condition, the business outlook for its products and technology, its projected results and cash flow, recent rounds of financing, and the likelihood of obtaining subsequent rounds of financing.

•	Short-term debt: The fair value of the Company’s senior unsecured convertible notes (“Notes”) which were assumed as part of the C-COR acquisition totaled approximately $35.0 million at December 31, 2007. The Company issued notification that it called the Notes on December 14, 2007 and subsequently extinguished the Notes on January 14, 2008 for $35.0 million plus accrued interest.

•	Long-term debt: The fair value of the Company’s convertible subordinated debt is based on its quoted market price and totaled approximately $176.6 million and $258.1 million at December 31, 2008 and 2007, respectively.

•	Foreign exchange contracts: The fair values of the Company’s foreign currency contracts are estimated based on dealer quotes, quoted market prices of comparable contracts adjusted through interpolation where necessary, maturity differences or if there are no relevant comparable contracts on pricing models or formulas by using current assumptions. As of December 31, 2008, the Company had option collars outstanding with notional amounts totaling 12.0 million euros, which mature through 2009. As of December 31, 2008, the Company had forward contracts outstanding with notional amounts totaling 16.3 million euros, which mature through 2009. The fair value of option contracts as of December 31, 2008 and 2007 resulted in a gain (loss) of approximately $0.4 million and $(0.6) million.

(q)	Computer Software

Under the provisions of AICPA Statement of Position SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes costs associated with internally

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

developed and/or purchased software systems for new products and enhancements to existing products that have reached the application development stage and meet recoverability tests. Capitalized costs include external direct costs of materials and services utilized in developing or obtaining internal-use software and payroll and payroll-related expenses for employees who are directly associated with and devote time to the internal-use software project. Capitalization of such costs begins when the preliminary project stage is complete and ceases no later than the point at which the project is substantially complete and ready for its intended purpose. These capitalized costs are amortized on a straight-line basis over periods of two to seven years, beginning when the asset is ready for its intended use. Capitalized costs are included in property, plant, and equipment on the consolidated balance sheets. The carrying value of the software is reviewed regularly and impairment is recognized if the value of the estimated undiscounted cash flow benefits related to the asset is less than the remaining unamortized costs.

Research and development costs are charged to expense as incurred. ARRIS generally has not capitalized any such development costs under SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, because the costs incurred between the attainment of technological feasibility for the related software product through the date when the product is available for general release to customers has been insignificant.

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

Note 3.	Impact of Recently Issued Accounting Standards

In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. This FSP requires additional disclosures about plan assets for sponsors of defined benefit pension and postretirement plans including expanded information regarding investment strategies, major categories of plan assets, and concentrations of risk within plan assets. Additionally, this FSP requires disclosures similar to those required under SFAS No. 157 with respect to the fair value of plan assets such as the inputs and valuation techniques used to measure fair value and information with respect to classification of plan assets in terms of the hierarchy of the source of information used to determine their value. The disclosures under this FSP are required for annual periods ending after December 15, 2009. ARRIS is currently evaluating the requirements of these additional disclosures.

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (including Partial Cash Settlement). The FSP requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), commonly referred to as an Instrument C under Emerging Issues Task Force (“EITF”) Issue No. 90-19, Convertible Bonds with Issuer Options to Settle for Cash Upon Conversion, to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented (retroactive restatement) pursuant to the guidance in Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections. The FSP will impact the accounting treatment of the Company’s 2% convertible senior subordinated notes due 2026 by (1) shifting a portion of the convertible notes balances to capital in excess of par value, (2) creating a discount on the convertible notes that would be amortized through interest expense over the life of the convertible notes, thus significantly increasing interest expense and (3) therefore, reducing net income and basic and diluted earnings per shares within the Company’s consolidated statements of operations. The Company adopted the requirements of the FSP on January 1, 2009. Based upon its analysis, the Company expects that its accumulated deficit balance will be increased by approximately $23 million, its convertible senior subordinated notes balance will be reduced by approximately $40 million and its additional paid-in capital balance will be increased by approximately $40 million, including a

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deferred tax impact of approximately $24 million. Interest expense during the fiscal year ended December 31, 2009 is also expected to increase by approximately $12 million, as compared to 2008, as a result of the adoption.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS No. 161 is effective for our Company as of January 1, 2009. SFAS No. 161 amends SFAS No. 133 to change the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Based on the Company’s initial analysis, SFAS No. 161 will not have a material effect on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which is effective for the Company as of January 1, 2009. SFAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. Based on the Company’s initial analysis, SFAS No. 141R will not have a material effect on its consolidated financial statements; however, it could result in a material impact on any future acquisitions or adjustments to tax valuation allowances related to prior acquisitions.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 was effective for the Company on January 1, 2008. However, in February 2008, the FASB released FASB Staff Position FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 for ARRIS’ financial assets and liabilities did not have a material impact on its consolidated financial statements. ARRIS does not expect the adoption of SFAS No. 157 for its non-financial assets (including goodwill and intangible assets) and liabilities on January 1, 2009 to have a material impact on the consolidated financial statements. See Note 5 of Notes to the Consolidated Financial statement for required disclosures.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Investments

Investments classified as available for sale securities as of December 31, 2008 and 2007 consisted of the following (in thousands):

	Fair Value
	As of December 31,	As of December 31,
	2008	2007

Current Assets:
Commercial paper	$15,771	$11,833
Auction rate securities	—	30,270
Certificates of deposit	—	9,807
U.S. Government agency bonds	—	9,574
Corporate obligations	—	3,447
Asset-backed securities	—	2,974
Variable rate demand notes	1,600	—
Equity securities	—	106

Total classified as current assets	$17,371	$68,011

Non-Current Assets:
Cash surrender value of company owned life insurance	$4,527	$3,075
Auction rate securities	4,908	—
Mutual funds	22	3,230
Money market funds	437	70
Corporate obligations	20	37
Investment in private company	4,000	—
SERP investments	767	2,180

Total classified as non-current assets	$14,681	$8,592

Total	$32,052	$76,603

The unrealized gains and losses at December 31, 2008 and 2007 were not material.

The contractual maturities of the Company’s investments as of December 31, 2008 are as follows (in thousands):

December 31, 2008

Due in one year or less	$23,123
Due in one to five years securities	4,908

Due after ten years	4,021

Total	32,052

Note 5.	Fair Value Measurements

As defined in SFAS No. 157, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, SFAS No. 157 establishes a fair value hierarchy

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table presents the Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 (in thousands):

	Level 1	Level 2	Level 3	Total

Current investments	$—	$17,371	$—	$17,371
Noncurrent investments	459	5,314	—	5,773
Auction rate securities	—	—	4,908	4,908
Investment in private company	—	—	4,000	4,000
Foreign currency contracts	391	—	—	391

Total	$850	$22,685	$8,908	$32,443

Substantially all of the Company’s short-term investment and long-term investments instruments are classified within Level 1 or Level 2 of the fair value hierarchy as they are valued using quoted market prices, market prices for similar securities, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include the Company’s investments in commercial paper and money market funds. Such instruments are generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on other observable inputs include the Company’s cash surrender value of company owned life insurance, certificates of deposit, corporate obligations, and variable rate demand notes. Such instruments are classified within Level 2 of the fair value hierarchy. See Note 4 of Notes to the Consolidated Financial Statements for further information on the Company’s investments.

The table below includes a roll-forward of the Company’s auction rate securities that have been classified as a Level 3 in the fair value hierarchy (in thousands):

Level 3

Estimated fair value January 1, 2008	$5,000
2008 change in fair value	(91)

Estimated fair value December 31, 2008	$4,909

At December 31, 2008 and 2007, ARRIS had $5.0 million and $30.3 million, respectively, invested in auction rate securities. During 2008, the Company successfully liquidated, at par, a net of $25.3 million of its auction rate securities. However, one auction rate security of $5.0 million par value has continued to fail at auction, resulting in ARRIS continuing to hold this security. Due to the current market conditions and the failure of the auction rate security to reprice, beginning in the second quarter of 2008, the Company has recorded changes in the fair value of the instrument as an impairment charge, in the Statement of Operations in the Loss (Gain) on Investments line. The security was held as of December 31, 2008 as a long-term investment with a fair market value of $4.9 million, which includes the value of the put option described below. The Company may not be able to liquidate this security until a successful auction occurs, or alternatively, the Company has been provided the option to sell the security to a major financial institution at par from June 30, 2010 through July 2, 2012. This security is a single student loan issue rated AAA and is substantially guaranteed by the federal government. ARRIS will continue to evaluate the fair value of its investment in this auction rate security for any further impairment. As of December 31, 2008, there was no active

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

market for this auction rate security or comparable securities due to current market conditions. Therefore, until such a market becomes active, the auction rate security is classified as Level 3 within the fair value hierarchy.

During the third quarter of 2008, ARRIS invested $4.0 million in equity in a venture-backed private company focused on video processing and management. As part of the investment, ARRIS secured exclusive rights to sell the products developed by this company to some of our customers. The private company is in its early stages of development and is currently not traded on any exchanges. Since its offering in July 2008, there have been no further offerings of equity ownership. For these reasons, ARRIS has concluded that its investment should be classified as a Level 3 asset. SFAS No. 157 recognizes that unobservable inputs may need to be used for measuring fair value for Level 3 assets and liabilities as observable inputs are not available. ARRIS has obtained current financial projections from the private company, and concluded that it has no reason to believe that its investment is impaired and that the balance of $4.0 million is stated at fair value.

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

Information regarding the changes in ARRIS’ aggregate product warranty liabilities for the years ending December 31, 2008 and 2007 were as follows (in thousands):

	2008	2007

January 1,	$14,370	$8,234
Accruals related to warranties (including changes in estimates)	5,445	4,961
Settlements made (in cash or in kind)	(8,769)	(4,675)
C-COR warranty reserves acquired, including purchase price adjustments	(862)	5,850

Balance at December 31,	$10,184	$14,370

Note 7.	Business Acquisitions

Acquisition of Auspice Corporation

On August 12, 2008, ARRIS acquired certain assets of Auspice Corporation (“Auspice”) for $5.0 million. In accordance with SFAS No. 141 Accounting for Business Combinations, this transaction was accounted for as a

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following is a summary of the total purchase price of the transaction and allocation of the purchase price, based upon an independent valuation (in thousands):

Total purchase consideration — cash and equity	$646,665
Prior investment in acquired company	5,973
Fair value of assumed stock options	22,797
Acquisition-related transaction costs	6,912

Total purchase price	$682,347

Net tangible assets	$116,814
Identifiable intangible assets:
Acquired technology	38,810
Order backlog	7,940
Customer relationships	220,470
Non-compete agreements	5,110
Acquired in-process research and development	6,120
Goodwill (prior to impairment charge in the fourth quarter of 2008)	287,083

Allocation of purchase price	$682,347

Note 8.	Segment Information

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

Prior to fiscal year 2007, the Company reported its results of operations as one operating segment. In connection with the acquisition of C-COR on December 14, 2007, the Company realigned its organizational structure for the new combined business. Under the new organizational structure the Company manages its business under three segments: Broadband Communications Systems (“BCS”), Access, Transport and Supplies (“ATS”), and Media & Communications Systems (“MCS”). A detailed description of each segment is contained under Item 1 in “Our Principal Products.”

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The table below presents information about the Company’s reporting segments for the years ended December 31 (in thousands):

	Broadband	Access,	Media &
	Communications	Transport and	Communications
	Systems	Supplies	Systems	Total

December 31, 2008
Net sales	$822,816	$262,478	$59,271	$1,144,565
Gross margin	285,136	76,387	31,606	393,129
Amortization of intangible assets	—	24,772	19,423	44,195
Impairment of goodwill	—	128,884	80,413	209,297
December 31, 2007
Net sales	$859,164	$130,644	$2,386	$992,194
Gross margin	251,416	22,930	(464)	273,882
Amortization of intangible assets		1,086	1,192	2,278
Impairment of intangible assets	—	—	58	58
Write-off of in-process research and development	—	1,320	4,800	6,120
December 31, 2006
Net sales	$766,470	$123,581	$1,500	$891,551
Gross margin	229,871	22,081	126	252,078
Amortization of intangible assets	402	—	230	632

The following table summarizes the Company’s net intangible assets and goodwill by reportable segment as of December 31, 2008 and 2007 (in thousands):

	Broadband	Access,	Media &
	Communications	Transport and	Communications
	Systems	Supplies	Systems	Total

December 31, 2008
Goodwill	$150,569	$38,366	$42,749	$231,684
Intangible assets, net	—	138,384	88,964	227,348
December 31, 2007
Goodwill	$150,569	$179,827	$124,956	$455,352
Intangible assets, net	—	163,253	106,640	269,893

The Company’s two largest customers (including their affiliates, as applicable) are Comcast and Time Warner Cable. Over the past year, certain customers’ beneficial ownership may have changed as a result of mergers and acquisitions. Therefore the revenue for ARRIS’ customers for prior periods has been adjusted to include the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

affiliates under common control. A summary of sales to these customers for 2008, 2007, and 2006 is set forth below (in thousands):

	Years Ended December 31,
	2008	2007	2006

Comcast and affiliates	$300,934	$366,894	$316,124
% of sales	26.3%	37.0%	35.4%
Time Warner Cable and affiliates	$235,405	$106,376	$82,758
% of sales	20.6%	10.7%	9.3%

For the year ended December 31, 2006 sales to Liberty Media International and affiliates accounted for 10.0% of ARRIS’ sales. For the years ended December 31, 2007 and December 31, 2008, their sales were less than 10% of ARRIS’ sales.

ARRIS sells its products primarily in the United States. The Company’s international revenue is generated from Asia Pacific, Europe, Latin America and Canada. The Asia Pacific market primarily includes China, Hong Kong, Japan, Korea, Singapore, and Taiwan. The European market primarily includes Austria, Belgium, France, Germany, the Netherlands, Poland, Portugal, Spain, and Switzerland. The Latin American market primarily includes Argentina, Brazil, Chile, and Puerto Rico. Sales to international customers were approximately 29.1%, 27.0% and 25.1% of total sales for the years ended December 31, 2008, 2007 and 2006, respectively. International sales for the years ended December 31, 2008, 2007 and 2006 were as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006

Asia Pacific	$50,435	$41,997	$52,859
Europe	127,103	98,575	74,991
Latin America	97,798	71,507	41,731
Canada	57,406	56,050	53,877

Total	$332,742	$268,129	$223,458

The following table summarizes ARRIS’ international long-lived assets by geographic region as of December 31, 2008 and 2007 (in thousands):

	As of December 31,
	2008	2007

Asia Pacific	$1,222	$1,166
Europe	1,884	1,919
Latin America Latin America	169	3,120
Canada	3	—

Total	$3,278	$6,205

Note 9.	Restructuring Charges

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and the write-off of leasehold improvements and other fixed assets. ARRIS expects the remaining payments to be made by the second quarter of 2009, which is the end of the lease.

(in thousands)

Balance as of December 31, 2007	$2,121
2008 payments	(1,738)
2008 adjustments to accrual	162

Balance as of December 31, 2008	$545

In the fourth quarter of 2007, the Company initiated a restructuring plan related to its acquisition of C-COR. The plan focuses on the rationalization of personnel, facilities and systems across the entire organization. The restructuring affected approximately 60 employees. The plan also included contractual obligations related to change of control provisions included in certain C-COR employment contracts. The total estimated cost of this restructuring plan was approximately $8.6 million, of which approximately $0.5 million was recorded as severance expense during the fourth quarter of 2007 and $8.1 million was assumed liabilities related to employee severance and termination benefits that were accounted for as an adjustment to the allocation of the original purchase price for C-COR upon acquisition. The remainder is expected to be paid in 2009.

(in thousands)

Balance as of December 31, 2007	$8,622
2008 payments	(8,664)
2008 adjustments to accrual	253

Balance as of December 31, 2008	$211

Additionally, ARRIS acquired remaining restructuring accruals of approximately $0.7 million representing C-COR contractual obligations that related to excess leased facilities and equipment. These payments will be paid over their remaining lease terms through 2014, unless terminated earlier.

(in thousands)

Balance as of December 31, 2007	$642
2008 payments	(315)
2008 adjustments to accrual	167

Balance as December 31, 2008	$494

Note 10. Inventories

Inventories are stated at the lower of average cost, approximating first-in, first-out, or market. The components of inventory are as follows, net of reserves (in thousands):

	December 31,
	2008	2007

Raw material	$19,247	$20,004
Work in process	4,814	2,533
Finished goods	105,691	109,255

Total inventories	$129,752	$131,792

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Property, Plant and Equipment

Property, plant and equipment, at cost, consisted of the following (in thousands):

	December 31,
	2008	2007

Land	$2,612	$2,612
Buildings and leasehold improvements	20,048	19,432
Machinery and equipment	136,857	120,756

	159,517	142,800
Less: Accumulated depreciation	(100,313)	(83,644)

Total property, plant and equipment, net	$59,204	$59,156

Note 12. Goodwill and Intangible Assets

Goodwill

Goodwill relates to the excess of cost over the fair value of net assets resulting from an acquisition. On an annual basis, the Company’s goodwill is tested for impairment, or more frequently if events or changes in circumstances indicate that the asset is more likely than not impaired, in which case a test would be performed sooner. For purposes of impairment testing, the Company has determined that its reporting units are the reportable segments based on our organizational structure and the financial information that is provided to and reviewed by segment management. In accordance with SFAS 142, Goodwill and Other Intangible Assets, the impairment testing is a two-step process. The first step is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount. The Company concluded that a taxable transaction approach should be used in accordance EITF 02-13, Deferred Income Tax Considerations in Applying the Goodwill Impairment Test in FASB Statement No. 142, Goodwill and Other Intangible Assets . The Company determined the fair value of each of its reporting units using a combination of an income approach using discounted cash flow analysis and a market approach comparing actual market transactions of businesses that are similar to those of the Company. In addition, market multiples of publicly traded guideline companies were also considered. The discounted cash flow analysis requires the Company to make various judgmental assumptions, including assumptions about future cash flows, growth rates and weighted average cost of capital (discount rate). The assumptions about future cash flows and growth rates are based on the current and long-term business plans of each reporting unit. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. If necessary, the second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in a similar manner as the determination of goodwill recognized in a business combination.

The annual tests were performed in the fourth quarters of 2008, 2007, and 2006, with a test date of October 1. No impairment was indicated as a result of the reviews in 2007 and 2006. Virtually all of the goodwill associated with the ATS and MCS reporting units arose as part of the December 14, 2007 acquisition of C-COR. During the annual 2008 testing, as a result of the current and continuing decline in the market value of communications equipment suppliers in general, coupled with the volatile macroeconomic conditions, ARRIS determined that the fair values of the ATS and MCS reporting units were less than their respective carrying values. As a result, the Company proceeded to step two of the goodwill impairment test to determine the implied fair value of the ATS and MCS goodwill. ARRIS concluded that the implied fair value of the goodwill was less than its carrying value and recorded an impairment charge as of October 1, 2008. During the fourth quarter of 2008, ARRIS experienced a continued decline in market conditions, especially as a result of the housing market, with respect to its ATS reporting unit. As a result, the Company determined that it was possible that the future cash flows and growth rates for the ATS reporting unit had declined since the impairment test date of October 1, 2008. Further, the Company considered whether the continued volatility in capital markets between October 1, 2008 and December 31, 2008 could result in a change in the discount rate, potentially resulting in further impairment. As a result of these factors,

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company performed an interim test as of December 31, 2008 for the ATS and MCS reporting units. The Company did not perform an interim test for the BCS reporting unit as it did not believe that an event occurred or circumstances changed that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The Company concluded that its remaining ATS and MCS goodwill was further impaired and recorded an incremental goodwill impairment charge. ARRIS recognized a total noncash goodwill impairment loss of $128.9 million and $80.4 million in the ATS and MCS reporting units, respectively, during the fourth quarter of 2008. This expense has been recorded in the goodwill impairment line on the consolidated statements of operations. The fair value of the BCS reporting unit exceeded its carrying value, and therefore, no impairment charge was necessary. As part of management’s review process of the fair values assumed for the reporting units, the Company reconciled the combined fair value to its market capitalization and concluded that the fair values used were reasonable.

The following table summarizes the critical assumptions that were used in estimating fair value for the impairment tests:

	ATS	BCS	MCS

Weighted average cost of capital	17%	15%	20%
Comparable companies used for guideline method	ADC Telecommunications, Amphenol Corp., BigBand Networks, CIENA, CommScope, CPI International, Harmonic, JDS Uniphase, Sycamore Networks, Westell Technologies	3Com Corp., ADC Telecommunications, Commscope, Harmonic, Sonus Network, Tellabs, Cisco Systems	BigBand Networks, Harmonic, OpenTV, SeaChange International, TII Network Technologies, Concurrent Computer

Assumptions and estimates about future cash flows and discount rates are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Although ARRIS believes the assumptions and estimates made are reasonable and appropriate, different assumptions and estimates could materially impact the reported financial results. For example, an increase of 1% in the estimated discount rate could have resulted in additional impairment charges of approximately $14 million and $13 million for ATS and MCS, respectively.

Following is a summary of the Company’s goodwill (in thousands):

	December 31, 2008			December 31, 2007
	Gross	Impairment	Net	Gross	Impairment	Net

Goodwill by Reporting Unit:
ATS	$167,250	$(128,884)	$38,366	$179,827	$—	$179,827
BCS	150,569	—	150,569	150,569	—	150,569
MCS	123,162	(80,413)	42,749	124,956	—	124,956

Total	$440,981	$(209,297)	$231,684	$455,352	$—	$455,332

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangibles

For reasons similar to those described above, the Company also conducted a review of its long-lived assets, including amortizable intangible assets, in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets. This review did not indicate that an impairment existed as of December 31, 2008 or 2007.

Separable intangible assets that are not deemed to have an indefinite life are amortized over their useful lives. The Company’s intangible assets have an amortization period of 6 months to eight years. The gross carrying amount and accumulated amortization of the Company’s intangible assets, other than goodwill, as of December 31, 2008 and December 31, 2007 are as follows (in thousands):

	December 31, 2008
			Net	December 31, 2007
	Gross	Accumulated	Book	Gross	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Intangible Assets by Reporting Units:
ATS	$164,242	$(25,858)	$138,384	$164,339	$(1,086)	$163,253
BCS	106,429	(106,429)	—	106,429	(106,429)	—
MCS	110,039	(21,075)	88,964	108,292	(1,652)	106,640

Total	$380,710	$(153,362)	$227,348	$379,060	$(109,167)	$269,893

Amortization expense recorded on the intangible assets listed in the above table for the years ended December 31, 2008, 2007, and 2006 was $44.2 million, $2.3 million and $0.6 million, respectively. The estimated total amortization expense for each of the next five fiscal years is as follows (in thousands):

2009	$36,946
2010	$34,368
2011	$34,187
2012	$34,120
2013	$33,858

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Long-Term Obligations

Debt, capital lease obligations and other long-term liabilities consist of the following (in thousands):

	December 31,
	2008	2007

2.00% convertible senior notes due 2026	$276,000	$276,000
2.00% Pennsylvania Industrial Development Authority debt, net of current portion	137	271
9.26% equipment financing obligations, net of current portion	—	494

Total long-term debt	276,137	276,765
Other long-term liabilities:
Deferred compensation	4,896	8,986
Accrued warranty	3,432	6,072
Deferred revenue	2,671	114
Landlord funded leasehold improvements	1,308	1,747
Other long-term liabilities	1,936	1,239

Total other long-term liabilities	14,243	18,158

Total long-term liabilities	$290,380	$294,923

On November 6, 2006, the Company issued $276.0 million of 2% convertible senior notes due 2026. The notes are convertible, at the option of the holder, based on an initial conversion rate, subject to adjustment, of 62.1504 shares per $1,000 principal amount (which represents an initial conversion price of approximately $16.09 per share of our common stock), into cash up to the principal amount and, if applicable, shares of the Company’s common stock, cash or a combination thereof. The notes may be converted during any calendar quarter in which the closing price of ARRIS’ common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect at that time (which, based on the current conversion price, would be $19.31) and upon the occurrence of certain other events. Upon conversion, the holder will receive the principal amount in cash and an additional payment, in either cash or stock at the option of the Company. The additional payment will be based on a formula which calculates the difference between the initial conversion rate ($16.09) and the market price at the date of the conversion. As of February 25, 2009, the notes could not be converted by the holders thereof. Interest is payable on May 15 and November 15 of each year. The Company may redeem the notes at any time on or after November 15, 2013, subject to certain conditions. As of December 31, 2008 and 2007, there were $276.0 million of the notes outstanding. Additionally, we paid approximately $7.8 million of finance fees related to the issuance of the notes. These costs are being amortized over seven years. The remaining balance of unamortized financing costs from these notes as of December 31, 2008, and 2007 was $5.4 million, and $6.5 million, respectively. See Note 3 of Notes to the Consolidated Financial Statements for information related to the impact of the adoption on January 1, 2009 of FSP ABP 14-1 with respect to these notes.

The Company has not paid cash dividends on its common stock since its inception.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations for the periods indicated (in thousands except per share data):

	For the Years Ended December 31,
	2008	2007	2006

Basic:
Income (loss) from continuing operations	$(123,139)	$98,136	$142,066
Income from discontinued operations	—	204	221

Net income (loss)	$(123,139)	$98,340	$142,287

Weighted average shares outstanding	124,878	110,843	107,268

Basic earnings (loss) per share	$(0.99)	$0.89	$1.33

Diluted:
Income (loss) from continuing operations	$(123,139)	$98,136	$142,066
Income from discontinued operations	—	204	221

Net income (loss)	$(123,139)	$98,340	$142,287

Weighted average shares outstanding	124,878	110,843	107,268
Net effect of dilutive shares	—	2,184	2,222

Total	124,878	113,027	109,490

Diluted earnings (loss) per share	$(0.99)	$0.87	$1.30

In November 2006, the Company issued $276.0 million of convertible senior notes. Upon conversion, ARRIS will satisfy at least the principal amount in cash, rather than common stock. This reduced the potential earnings dilution to only include the conversion premium, which is the difference between the conversion price per share of common stock and the average share price. The average share price in 2008, 2007 and 2006 was less than the conversion price of $16.09 and, consequently, did not result in dilution.

The effects of approximately 1.4 million dilutive shares were not presented for the year ended December 31, 2008 as the Company incurred a net loss during the period and inclusion of these securities would be antidilutive.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Income Taxes

Income tax expense (benefit) consisted of the following (in thousands):

	Years Ended December 31,
	2008	2007	2006

Current — Federal	$13,492	$31,044	$2,235
State	5,903	5,269	1,077
Foreign	(258)	233	366

	19,137	36,546	3,678

Deferred — Federal	(12,007)	4,744	(32,785)
State	(798)	463	(3,429)
Foreign	(74)	(802)	(2,276)

	(12,879)	4,405	(38,490)

	$6,258	$40,951	$(34,812)

A reconciliation of the statutory federal income tax rate of 35% and the effective income tax rates is as follows:

	Years Ended December 31,
	2008	2007	2006

Statutory federal income tax expense (benefit)	(35.0)%	35.0%	35.0%
Effects of:
State income taxes, net of federal benefit	4.4%	2.8%	1.7%
Differences between U.S. and foreign income tax rates	(1.0)%	(0.7)%	(0.1)%
Impairment of goodwill	43.3%	—	—
Domestic manufacturing deduction	(1.7)%	—	—
Decrease in valuation allowance	(0.1)%	(3.8)%	(62.3)%
Federal tax exempt interest	(0.3)%	(2.1)%	—
Acquired in-process research and development	—	1.6%	—
Research and development tax credits	(4.0)%	(4.3)%	(7.2)%
Other, net	(0.2)%	1.0%	0.5%

	5.4%	29.5%	(32.4)%

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of ARRIS’ net deferred income tax assets (liabilities) were as follows (in thousands):

	December 31,
	2008	2007

Current deferred income tax assets:
Inventory costs	$10,504	$8,626
Federal alternative minimum tax (“AMT”) credit	—	850
Federal research and development credits	3,000	8,755
Federal/state net operating loss carryforwards	11,703	5,216
Foreign net operating loss carryforwards	69	0
Warranty reserve	2,840	3,527
Deferred revenue	11,844	5,091
Other, principally operating expenses	5, 995	12,874

Total current deferred income tax assets	45,955	44,939

Noncurrent deferred income tax assets:
Federal/state net operating loss carryforwards	15,464	39,044
Federal capital loss carryforwards	163	—
Foreign net operating loss carryforwards	13,242	16,739
Federal alternative minimum tax credit	2,224	1,374
Federal research and development credits	16,649	2,983
Pension and deferred compensation	8,372	6,618
Equity compensation	6,728	4,488
Other, principally operating expenses	2,322	3,487
	—	—

Total noncurrent deferred income tax assets	65,164	74,733

Total deferred income tax assets	111,119	119,672

Current deferred income tax liabilities:
Other, principally operating expenses	(1,059)	—

Total current deferred income tax liabilities	(1,059)	—

Non-current deferred income tax liabilities:
Property, plant and equipment, depreciation and basis differences	(833)	(708)
Other noncurrent liabilities	(512)	(226)
Goodwill and Intangibles	(56,103)	(92,101)

Total noncurrent deferred income tax liabilities	(57,448)	(93,035)

Total deferred income tax liabilities	(58,507)	(93,035)

Net deferred income tax assets	52,612	26,637
Valuation allowance	(15,718)	(23,494)

Net deferred income tax assets	$36,894	$3,143

The valuation allowance for deferred income tax assets of $15.7 million and $23.5 million at December 31, 2008 and 2007, respectively, relates to the uncertainty surrounding the realization of certain deferred income tax

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets in various jurisdictions. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, which requires that a valuation allowance be established and maintained when it is “more likely than not” that all or a portion of deferred income tax assets will not be realized. As of December 31, 2008, the ending valuation allowance is predominantly due to foreign net operating loss carryforwards, much of which relates to the pre-acquisition operations of C-COR entities. $11.7 million of the valuation allowance as of December 31, 2008, would have been allocated to reduce goodwill upon recognition or realization of the related deferred income tax asset if the Company was not adopting FAS 141R effective January 1, 2009. Under FAS 141R, adjustments to valuation allowances originally established from purchase accounting will be reversed into the income statement. The Company continually reviews the adequacy of the valuation allowance by reassessing whether it is more likely than not to realize its various deferred income tax assets.

As of December 31, 2008 and December 31, 2007, ARRIS had $57.8 million and $115.3 million, respectively, of U.S. Federal net operating losses available to offset against future ARRIS taxable income. During 2007, ARRIS utilized all of the self-generated U.S. Federal net operating losses carried forward from 2006 against 2007 taxable income. The cash benefit resulting from the utilization of these U.S. Federal net operating losses was credited directly to paid in capital during 2007, since all of these U.S. Federal net operating losses were generated by equity compensation deductions. During December of 2007, ARRIS acquired $110.6 million of U.S. federal net operating losses from its purchase of all of the common stock of C-COR. Approximately $2.6 million of these acquired U.S. federal net operating losses were utilized in 2007, and $57.5 million were utilized in 2008. The U.S. Federal net operating losses may be carried forward for twenty years. The available acquired U.S. Federal net operating losses as of December 31, 2008, will expire between the years 2020 and 2026. As of December 31, 2008, ARRIS also had $155.6 million of U.S. state net operating loss carryforwards in various states. Approximately $124.6 million of U.S. state net operating losses were acquired from C-COR. The amounts available for utilization vary by state due to the apportionment of the Company’s taxable income and state law governing the expiration of these net operating losses. U.S. state net operating loss carryforwards of approximately $31.4 million relate to the exercise of employee stock options and restricted stock (“equity compensation”). Any future cash benefit resulting from the utilization of these U.S. state net operating losses attributable to this portion of equity compensation will be credited directly to paid in capital during the year in which the cash benefit is realized. Additionally, ARRIS has foreign net operating loss carryforwards available, as of December 31, 2008, of approximately $56.9 million with varying expiration dates. Approximately $33.9 million of the available foreign net operating loss carryforwards were acquired from C-COR, and approximately $21.3 million of the total foreign net operating loss carryforwards relate to ARRIS’ Irish subsidiary and have an indefinite life.

ARRIS’ ability to use U.S. Federal and state net operating loss carryforwards to reduce future taxable income, or to use research and development tax credit carryforwards to reduce future income tax liabilities, is subject to restrictions attributable to equity transactions that resulted in a change of ownership during its 2001 and 2004 tax years as defined in Internal Revenue Code Sections 382 and 383. All of the tax attributes (net operating losses carried forward and tax credits carried forward) acquired from the C-COR Incorporated transaction are also subject to restrictions arising from equity transactions, including transactions that created ownership changes within C-COR prior to its acquisition by ARRIS. With the exception of $0.6 million of its U.S federal net operating loss carryforwards and $115.6 million of its U.S. state net operating loss carryforwards, ARRIS does not expect that the limitations placed on its net operating losses and research and development tax credits as a result of applying these and other rules will result in the expiration of its net operating loss and research and development tax credit carryforwards. However, future equity transactions could further limit the utilization of these tax attributes.

Since the fourth quarter of 2006, ARRIS has been analyzing the availability of domestic federal and domestic state research and development tax credits arising from qualified research expenditures for tax years beginning in 1999 and continuing through 2008. Due to this analysis, we have recorded deferred income tax assets related to those domestic federal research and development tax credits in the amount of $40.4 million, and domestic state research and development tax credits in the amount of $5.4 million. During the tax years ending December 31, 2008, and 2007, we utilized $12.1 million and $9.1 million, respectively, to offset against federal and state income tax liabilities. As of December 31, 2008, ARRIS has $20.1 million of available domestic federal research and

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

development tax credits and $4.5 million of available domestic state research and development tax credits. The remaining unutilized domestic federal research and development tax credits can be carried back one year and carried forward twenty years. The domestic state research and development tax credits carry forward and will expire pursuant to the various applicable domestic state rules.

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

Tabular Reconciliation of Unrecognized Tax Benefits (in thousands):

	December 31,
	2008	2007

Beginning balance	$9,873	$3,459
Gross increases — tax positions in prior period	8	943
Gross decreases — tax positions in prior period	—	(1)
Gross increases — current-period tax positions	5,206	1,481
Increases from acquired businesses	1,888	3,991
Decreases relating to settlements with taxing authorities	(355)	—

Ending balance	$16,620	$9,873

On January 1, 2007, the Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 seeks to clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, the financial statement effects of a tax position should initially be recognized when it is more-likely-than-not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold should initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority.

As a result of the adoption of FIN 48, the Company recorded a $65 thousand decrease to the January 1, 2007 balance in retained earnings.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2001. The Company and its subsidiaries are currently under income tax audit in only three jurisdictions (the state of Ohio, the Netherlands, and France) and they have not received notices of any planned or proposed income tax audits. Additionally, the Company has no outstanding unpaid income tax assessments for prior income tax audits.

At the end of 2008, the Company’s total tax liability related to uncertain net tax positions totaled approximately $15.9 million, all of which would cause the effective income tax rate to change upon the recognition ARRIS does not currently anticipate that the total amount of unrecognized tax benefits will materially increase or decrease within the next twelve months. The Company has recorded approximately $0.4 million of interest and penalty accrual related to the anticipated payment of these potential tax liabilities. The Company classifies interest and penalties recognized on the liability for uncertain tax positions as income tax expense.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16.	Commitments

ARRIS leases office, distribution, and warehouse facilities as well as equipment under long-term leases expiring at various dates through 2023. Included in these operating leases are certain amounts related to restructuring activities; these lease payments and related sublease income are included in restructuring accruals on the consolidated balance sheets. Future minimum operating lease payments under non-cancelable leases at December 31, 2008 were as follows (in thousands):

Operating Leases

2009	$7,285
2010	6,068
2011	4,427
2012	3,008
2013	2,278
Thereafter	3,067
Less sublease income	(297)

Total minimum lease payments	$25,836

Total rental expense for all operating leases amounted to approximately $9.0 million, $5.4 million and $5.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

As of December 31, 2008, the Company had approximately $5.7 million of restricted cash. Of the total restricted cash, $3.7 million is outstanding under letters of credit which were cash collateralized and $2.0 million is security for hedge transactions. Additionally, the Company had contractual obligations of approximately $119.3 million under agreements with non-cancelable terms to purchases goods or services over the next year. All contractual obligations outstanding at the end of prior years were satisfied within a 12 month period, and the obligations outstanding as of December 31, 2008 are expected to be satisfied in 2009.

Note 17.	Stock-Based Compensation

ARRIS grants stock options under its 2008 Stock Incentive Plan (“2008 SIP”), 2007 Stock Incentive Plan (“2007 SIP”) and 2004 Stock Incentive Plan (“2004 SIP”) and issues stock purchase rights under its Employee Stock Purchase Plan (“ESPP”). Upon approval of the 2004 SIP by stockholders on May 26, 2004, all shares available for grant under the 2002 Stock Incentive Plan (“2002 SIP”) and the 2001 Stock Incentive Plan (“2001 SIP”) were cancelled. However, those shares subject to outstanding stock awards issued under the 2002 SIP and the 2001 SIP that are forfeited, cancelled, or expire unexercised; shares tendered (either actually or through attestation) to pay the option exercise price of such outstanding awards; and shares withheld for the payment of withholding taxes associated with such outstanding awards return to the share reserve of the 2002 SIP and 2001 SIP and shall be available again for issuance under those plans. All options outstanding as of May 26, 2004 under the 2002 SIP and 2001 SIP remained exercisable. These plans are described below.

On May 28, 2008, the Board of Directors approved the 2008 SIP to facilitate the retention and continued motivation of key employees, consultants and directors, and to align more closely their interests with those of the Company and its stockholders. Awards under the 2008 SIP may be in the form of stock options, stock grants, stock units, restricted stock, stock appreciation rights, performance shares and units, and dividend equivalent rights. A total of 12,300,000 shares of the Company’s common stock may be issued pursuant to this plan. The Plan has been designed to allow for flexibility in the form of awards; however, awards denominated in shares of common stock other than stock options and stock appreciation rights will be counted against the Plan limit as 1.58 shares for every one share covered by such an award. The vesting requirements for issuance under this plan may vary; however, awards generally are required to have a minimum three-year vesting period or term.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

ARRIS grants stock options to certain employees. Upon stock option exercise the Company issues new shares. Stock options generally vest over three or four years of service and have either seven or ten year contractual terms. The exercise price of an option is equal to the fair market value of ARRIS’ stock on the date of grant. Upon adoption of SFAS No. 123R on July 1, 2005, ARRIS elected to continue to use the Black-Scholes model and engages an independent third party to assist the Company in determining the Black-Scholes valuation of its equity awards. The volatility factors are based upon a combination of historical volatility over a period of time and estimates of implied volatility based on traded option contracts on ARRIS common stock. The expected term of the awards granted are based upon a weighted average life of exercise activity of the grantee population. The risk-free interest rate is based upon the U.S. treasury strip yield at the grant date, using a remaining term equal to the expected life. The expected dividend yield is 0%, as the Company has not paid cash dividends on its common stock since its inception. In calculating the stock compensation expense, ARRIS applies an estimated pre-vesting forfeiture rate based upon historical rates. The stock compensation expense is amortized over the vesting period using the straight-line method.

A summary of activity of ARRIS’ options granted under its stock incentive plans is presented below:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual Term	Value
	Options	Exercise Price	(in years)	(in thousands)

Beginning balance, January 1, 2008	11,383,550	$10.57
Grants	75,000	$9.11
Exercised	(225,807)	$6.49
Forfeited	(55,243)	$12.43
Expired	(932,162)	$15.25

Ending balance, December 31, 2008	10,245,338	$9.19	3.61	$8,646

Exercisable at December 31, 2008	8,662,126	$9.85	3.67	$7,905

The weighted average assumptions used in this model to value ARRIS’ stock options during 2008, 2007 and 2006 were as follows: risk-free interest rates of 2.5%, 4.4% and 4.9%, respectively; a dividend yield of 0%; volatility factor of the expected market price of ARRIS’ common stock of 0.51, 0.52 and 0.60, respectively; and a weighted average expected life of 4.0 years, 4.4 years and 4.7 years, respectively. The weighted average grant-date fair value of options granted during 2008, 2007, and 2006 were $9.11, $6.28 and $7.14, respectively. The total intrinsic value of options exercised during 2008, 2007, and 2006 was approximately $0.6 million, $12.3 million, $13.7 million, respectively.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes ARRIS’ unvested restricted stock (excluding performance-related) and stock unit transactions during the year ending December 31, 2008:

		Weighted Average
		Grant Date
	Shares	Fair Value

Unvested at January 1, 2008	583,186	$12.10
Granted	2,336,180	$5.73
Vested	(269,125)	$10.23
Forfeited	(99,750)	$7.19

Unvested at December 31, 2008	2,550,491	$6.66

Performance-Related Restricted Shares

ARRIS grants to certain employees restricted shares, in which the number of shares is dependent upon performance conditions. The number of shares which could potentially be issued ranges from zero to 150% of the target award. Compensation expense is recognized using the graded method and is based upon the fair market value of the shares estimated to be earned. The fair value of the restricted shares is estimated on the date of grant using the same valuation model as that used for stock options and other restricted shares. As of December 31, 2008, ARRIS had recognized compensation expense based upon the achievement of 55% of the target awards based upon the Company’s 2008 performance level reached for the shares granted in March 2008.

The following table summarizes ARRIS’ unvested performance-related restricted stock transactions during the year ending December 31, 2008 (includes 55% achievement of 2008 performance goals):

		Weighted Average
		Grant Date
	Shares	Fair Value

Unvested at January 1, 2008	416,409	$11.70
Granted	212,676	$5.65
Vested	(190,881)	$9.71
Forfeited	—	—

Unvested at December 31, 2008	438,204	$9.63

The total intrinsic value of restricted shares, including both non-performance and performance-related shares, vested and issued during 2008, 2007 and 2006 was $2.9 million, $9.3 million and $6.1, respectively.

Employee Stock Purchase Plan (“ESPP”)

ARRIS offers an ESPP to certain employees. The plan complies with Section 423 of the U.S. Internal Revenue Code, which provides that employees will not be immediately taxed on the difference between the market price of the stock and a discounted purchase price if it meets certain requirements. Participants can request that up to 10% of their base compensation be applied toward the purchase of ARRIS common stock under ARRIS’ ESPP. Purchases by any one participant are limited to $25,000 (based upon the fair market value) in any one year. The exercise price is the lower of 85% of the fair market value of the ARRIS common stock on either the first day of the purchase period or the last day of the purchase period. A plan provision which allows for the more favorable of two exercise prices is commonly referred to as a “look-back” feature. Under APB Opinion No. 25, Accounting for Stock Issued to Employees, the ESPP was deemed noncompensatory, and therefore, no compensation expense was recognized. However, SFAS No. 123R narrows the noncompensatory exception significantly; any discount offered in excess of five percent generally will be considered compensatory and appropriately recognized as compensation expense. Additionally, any ESPP offering a look-back feature is considered compensatory. ARRIS uses the Black-Scholes option valuation model to value shares issued under the ESPP. The valuation is comprised of two components; the 15% discount of a share of common stock and 85% of a six month option held (related to the look-back feature). The weighted average assumptions used to estimate the fair value of

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase rights granted under the ESPP for 2008, 2007, and 2006 were as follows: risk-free interest rates of 2.1%, 4.4% and 4.6%, respectively; a dividend yield of 0%; volatility factor of the expected market price of ARRIS’ common stock of 0.67, 0.41 and 0.56, respectively; and a weighted average expected life of 0.5 year for each. The Company recorded stock compensation expense related to the ESPP of approximately $0.6 million, $0.4 million and $0.4 million for the years ended December 31, 2008, 2007, and 2006, respectively.

Unrecognized Compensation Cost

As of December 31, 2008, there was approximately $22.0 million of total unrecognized compensation cost related to unvested share-based awards granted under the Company’s incentive plans. This compensation cost is expected to be recognized over a weighted-average period of 2.7 years.

Treasury Stock

During the first quarter of 2008, we acquired approximately 13 million shares at a cost of $76 million. The repurchased shares are held as treasury stock on the Consolidated Balance Sheet as of December 31, 2008.

Note 18.  Employee Benefit Plans

The Company sponsors a qualified and non-qualified non-contributory defined benefit pension plan that cover certain U.S. employees. As of January 1, 2000, the Company froze the qualified defined pension plan benefits for its participants. These participants elected to enroll in ARRIS’ enhanced 401(k) plan. Due to the cessation of plan accruals for such a large group of participants, a curtailment was considered to have occurred and the Company accounted for this in accordance with SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.

The U.S. pension plan benefit formulas generally provide for payments to retired employees based upon their length of service and compensation as defined in the plans. ARRIS’ investment policy is to fund the qualified plan as required by the Employee Retirement Income Security Act of 1974 (“ERISA”) and to the extent that such contributions are tax deductible. For 2008, the plan assets were comprised of approximately 49%, 42%, and 9% of equity, debt securities, and money market funds, respectively. For 2007, the plan assets were comprised of approximately 51%, 40% and 9% of equity, debt securities, and money market funds respectively. In 2009, the plan will target allocations of 60% equity, 30% debt securities, and 10% money market funds. Liabilities or amounts in excess of these funding levels are accrued and reported in the consolidated balance sheet. The Company has determined to establish a rabbi trust and to fund the pension obligations of Mr. Robert Stanzione under his Supplemental Retirement Plan including the benefit under the Company’s non-qualified defined benefit plan. In addition, the Company is establishing a rabbi trust for certain executive officers to fund the Company’s pension liability to those officers under the non-qualifed plan.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	recognize changes in the funded status of a defined benefit plan in comprehensive earnings in the year in which the changes occur.

ARRIS adopted SFAS No. 158 as of December 31, 2006. However, the requirement to measure plan assets and benefit obligations as of the date of the fiscal year-end balance sheet was effective for fiscal years ending after December 15, 2008. ARRIS adopted this provision on January 1, 2008 and has changed the measurement date from September 30 to December 31 for the 2008 reporting year. The impact of changing the measurement date for plan assets and liabilities from September 30 to December 31 resulted in an adjustment of $0.4 million to retained earnings in the consolidated balance sheet for the year ended December 31, 2008.

Summary data for the non-contributory defined benefit pension plans is as follows:

	Years Ended December 31,
	2008	2007
	(in thousands)

Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$29,687	$28,367
Service cost	1,027	558
Interest cost	2,316	1,648
Actuarial loss (gain)	2,199	(294)
Benefit payments	(892)	(592)

Projected benefit obligation at end of year	$34,337	$29,687

Change in Plan Assets:
Fair value of plan assets at beginning of year	$19,188	$16,204
Actual return on plan assets	(4,096)	2,174
Company contributions	1,151	1,402
Expenses and benefits paid from plan assets	(892)	(592)

Fair value of plan assets at end of year	$15,351	$19,188

Funded Status:
Funded status of plan	$(18,986)	$(10,500)
Unrecognized actuarial loss	9,461	1,374
Unamortized prior service cost	722	1,320
Employer contributions, 9/30 — 12/31	—	29

Net amount recognized	$(8,803)	$(7,777)

Amounts recognized in the statement of financial position consist of:

	Years Ended December 31,
	2008	2007
	(in thousands)

Noncurrent assets	$—	$290
Current liabilities	(166)	(119)
Noncurrent liabilities	(18,820)	(10,642)
Accumulated other comprehensive income(1)	10,183	2,694

Total	$(8,803)	$(7,777)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	The total unfunded pension liability on the Consolidated Balance Sheets as of December 31, 2008 and 2007 included a related income tax effect of $(2.1) million and $0.7 million, respectively.

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) are as follows:

	Years Ended December 31,
	2008	2007
	(in thousands)

Net (gain) loss	$8,088	$(1,190)
Amortization of net (loss) gain	—	(102)
Amortization of prior service cost	(598)	(477)

Total recognized in other comprehensive income (loss)	$7,490	$(1,769)

Information for defined benefit plans with accumulated benefit obligations in excess of plan assets is as follows:

	December 31,
	2008	2007(1)
	(in thousands)

Accumulated benefit obligation	$33,125	$9,396
Projected benefit obligation	$34,337	$10,790
Plan assets	$15,351	—

(1)	At December 31, 2007 the plan assets of the Company’s qualified plan exceeded its accumulated benefit obligation and therefore is excluded.

Net periodic pension cost for 2008, 2007 and 2006 for pension and supplemental benefit plans includes the following components (in thousands):

	2008	2007	2006

Service cost	$1,026	$558	$519
Interest cost	2,316	1,648	1,478
Return on assets (expected)	(1,792)	(1,277)	(1,125)
Recognized net actuarial (gain) loss	—	102	8
Amortization of prior service cost(1)	598	477	477

Net periodic pension cost(2)	$2,148	$1,508	$1,357

(1)	Prior service cost is amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits under the plan.

(2)	For 2008, this represents 15 months of expense as a result of changing the measurement date from September 30 to December 31. Of the total net periodic pension cost of $2,148 thousand, approximately $1,718 thousand was included in pension expense in the Consolidated Statements of Operations and $430 thousand was reflected as an adjustment to retained earnings in the Consolidated Balance Sheet.

The weighted-average actuarial assumptions used to determine the benefit obligations for the three years presented are set forth below:

	2008	2007	2006

Assumed discount rate for non-qualified plan participants	6.25%	6.25%	5.75%
Assumed discount rate for qualified plan participants	6.25%	6.25%	5.75%
Rates of compensation increase	3.75%	3.75%	3.75%

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average actuarial assumptions used to determine the net periodic benefit costs are set forth below:

	2008	2007	2006

Assumed discount rate for non-qualified plan participants	6.25%	5.75%	5.50%
Assumed discount rate for qualified plan participants	6.25%	5.75%	5.75%
Rates of compensation increase	3.75%	3.75%	3.75%
Expected long-term rate of return on plan assets	7.50%	8.00%	8.00%

The expected long-term rate of return on assets is derived using the building block approach which includes assumptions for the long term inflation rate, real return, and equity risk premiums.

No minimum funding contributions are required in 2009 for the plan; however, the Company may make a voluntary contribution.

As of December 31, 2008, the expected benefit payments related to the Company’s defined benefit pension plans during the next ten years are as follows (in thousands):

2009	$850
2010	10,516
2011	933
2012	1,096
2013	1,383
2014 – 2018	7,592

Other Benefit Plans

ARRIS has established defined contribution plans pursuant to the Internal Revenue Code Section 401(k) that cover all eligible U.S. employees. ARRIS contributes to these plans based upon the dollar amount of each participant’s contribution. ARRIS made matching contributions to these plans of approximately $4.1 million, $2.1 million and $1.5 million in 2008, 2007, and 2006, respectively.

The Company has a deferred compensation plan that does not qualify under Section 401(k) of the Internal Revenue Code, which was available to certain current and former officers and key executives of C-COR. During 2008, this plan was merged into a new non-qualified deferred compensation plan which is also available to key executives of the Company. Employee compensation deferrals and matching contributions are held in a rabbi trust. The total of net employee deferrals and matching contributions, which is reflected in other long-term liabilities, was $0.8 million and $3.7 million at December 31, 2008 and 2007, respectively.

The Company previously offered a deferred compensation arrangement, which allowed certain employees to defer a portion of their earnings and defer the related income taxes. As of December 31, 2004, the plan was frozen and no further contributions are allowed. The deferred earnings are invested in a rabbi trust. The total of net employee deferral and matching contributions, which is reflected in other long-term liabilities, was $1.9 million and $3.2 million at December 31, 2008 and 2007, respectively.

The Company also has a deferred retirement salary plan, which was limited to certain current or former officers of C-COR. The present value of the estimated future retirement benefit payments is being accrued over the estimated service period from the date of signed agreements with the employees. The accrued balance of this plan, the majority of which is included in other long-term liabilities, was $2.3 million and $2.1 million at December 31, 2008 and 2007, respectively. Total expenses included in continuing operations for the deferred retirement salary plan were approximately $284 thousand and $36 thousand for 2008 and 2007, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19.	Summary Quarterly Consolidated Financial Information (unaudited)

The following table summarizes ARRIS’ quarterly consolidated financial information (in thousands, except share data):

	Quarters in 2008 Ended
	March 31,	June 30,	September 30,	December 31,

Net sales	$273,506	$281,110	$297,551	$292,398
Gross margin(1)	85,248	92,884	106,134	108,863
Operating income (loss)(2)	6,485	15,547	36,301	(176,446)
Income (loss) from continuing operations	5,405	9,437	24,075	(176,233)
Income from discontinued operations	—	—	—	—
Net income (loss)(4)	$5,405	$9,437	$24,075	$(162,056)

Net income (loss) per basic share:
Income (loss) from continuing operations	$0.04	$0.08	$0.20	$(1.32)
Income from discontinued operations	$—	$—	$—	$—
Net income (loss)	$0.04	$0.08	$0.20	$(1.32)
Net income (loss) per diluted share:
Income (loss) from continuing operations	$0.04	$0.08	$0.19	$(1.32)
Income from discontinued operations	$—	$—	$—	$—
Net income (loss)	$0.04	$0.08	$0.19	$(1.32)

	Quarters in 2007 Ended
	March 31,	June 30,	September 30,	December 31,

Net sales	$235,253	$252,718	$254,662	$249,561
Gross margin(1)	68,747	72,376	68,834	63,925
Operating income(2)	25,997	28,072	27,202	12,641
Income from continuing operations(3)	37,644	23,274	27,522	9,696
Income from discontinued operations	—	—	330	(126)
Net income(4)	$37,644	$23,274	$27,852	$9,570

Net income per basic share:
Income from continuing operations	$0.35	$0.21	$0.25	$0.08
Income from discontinued operations	$—	$—	$—	$—
Net income	$0.35	$0.21	$0.25	$0.08
Net income per diluted share:
Income from continuing operations	$0.34	$0.21	$0.25	$0.08
Income from discontinued operations	$—	$—	$—	$—
Net income	$0.34	$0.21	$0.25	$0.08

(1)	During each quarter in 2008 and 2007, the Company recognized stock compensation expense of approximately $0.2 million in cost of goods sold which impacted gross margins.

During the fourth quarter of 2007, the Company recorded a charge of approximately $1.0 million related to the write off of inventory for the discontinuation of a particular product.

(2)	In addition to (1) above, the following items impacted operating income:

—	During the first, second, third and fourth quarters of 2008, the Company recognized stock compensation expense (included in operating expenses) of approximately $2.5 million, $2.6 million, $2.6 million and

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$2.7 million, respectively. During the first, second, third and fourth quarters of 2007, the Company recognized stock compensation expense (included in operating expenses) of approximately $2.5 million, $3.1 million, $2.5 million and $2.0 million, respectively.

—	During the first, second, third and fourth quarters of 2008, the Company recorded restructuring reserve adjustments of $0.4 million, $0.2 million, $0.2 million, and $0.4 million, respectively. During the first quarter of 2007, the Company recorded a restructuring reserve adjustment of approximately $0.4 million. The adjustments predominantly related to changes in estimates related to real estate leases.

—	During the first quarter of 2007, the Company recorded a gain of $0.4 million related to previously written off receivables. This gain resulted in a reduction in bad debt expense for the quarter.

—	During the first quarter of 2008, the Company recorded expenses of approximately $0.4 million related to the integration of C-COR into ARRIS following the December 2007 acquisition.

—	During the fourth quarter of 2007, ARRIS completed its acquisition of C-COR. As a result, the Company acquired approximately $6.1 million of in-process research & development which was subsequently written off. Additionally, the Company recorded amortization of intangibles during the fourth quarter of 2007 of approximately $2.1 million, predominantly related to the intangible assets acquired from C-COR. Prior to the fourth quarter of 2007, ARRIS recorded approximately $0.1 million to $0.2 million per quarter in 2006 and 2007 related to the amortization of it prior intangibles.

—	During the first, second, third and fourth quarters of 2008, the Company recognized amortization of intangible assets of approximately $13.3 million, $12.5 million, $9.1 million and $9.3 million, respectively. During the first, second, third and fourth quarters of 2007, the Company recognized amortization of intangible assets of approximately $0.1 million, $0.1 million, $0.1 million and $2.1 million, respectively.

—	During the fourth quarter 2008, ARRIS recorded goodwill impairment charges of $209.3 million with respect to the goodwill testing.

(3)	During the second and third quarters of 2007, ARRIS recorded gains of approximately $1.3 million and $3.5 million, respectively, related to its investments.

In January 2007, ARRIS announced its intention to acquire TANDBERG Television. TANDBERG subsequently choose to accept another party’s bid and the ARRIS’ bid lapsed. As part of the initial agreement, the Company received a break-up fee of $18.0 million. In conjunction with the proposed transaction, ARRIS incurred expenses of approximately $7.5 million. ARRIS also realized a gain of approximately $12.3 million on the sale of foreign exchange contracts the Company purchased to hedge the transaction purchase price. The net impact was the recognition of a gain of approximately $22.8 million during the first quarter of 2007 as a result of the failed acquisition.

(4)	During the third quarter of 2008, the Company recorded an income tax benefit of $1.5 million related to certain provision to return adjustments.

During the fourth quarter of 2008, ARRIS recorded an income tax adjustment of approximately $24.7 million related to the deferred tax impacts associated with the goodwill impairment.

During the first, third, and fourth quarters of 2007, the Company recorded tax adjustments of $3.2 million, $3.5 million, and $1.2 million, respectively, related to valuation allowance and R&D tax credits. These adjustments resulted in a reduction of income tax expense during those quarters.

Note 20.	Contingencies

From time to time, ARRIS is involved in claims, disputes, litigation or legal proceedings incidental to the ordinary course of its business, such as employment matters, environmental proceedings, contractual disputes and intellectual property disputes. Except as described below, ARRIS is not party to any proceedings that are, or reasonably could be expected to be, material to its business, results of operations or financial condition.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The three previously reported Hybrid Patents, Inc. cases have been settled. ARRIS’ settlement costs, which were not significant, were included in operating expenses for the quarter ended March 31, 2008.

The previously reported GPNE Corp. (“GPNE”) cases have been settled. ARRIS’ settlement costs, which were not significant, were included in operating expenses for the quarter ended September 30, 2008.

The previously disclosed USA Video Technology Corp. a suit against Time Warner Cable, Cox, Charter and Comcast was successfully concluded on summary judgment motions.

Commencing in 2005, Rembrandt Technologies, LP filed a series of lawsuits against Charter Communications, Inc, Time Warner Cable, Inc., Comcast Corporation and others alleging infringement of eight (8) patents related to the cable systems operators’ use of data transmission, video, cable modem, voice-over-internet, and other technologies and applications. Although ARRIS is not a defendant in any of these lawsuits, its customers are, and its customers either have requested indemnification from, or may request indemnification or cooperation with the defense costs from, ARRIS and the other manufacturers of the equipment that is alleged to infringe. ARRIS is party to a joint defense agreement with respect to one of the lawsuits and has various understandings with the defendants in the remaining lawsuits with respect to cost sharing. In June 2007, the Judicial Panel of multi district litigation issued an order centralizing the litigation for administrative purposes in the District Court for Delaware. In November 2007 ARRIS, Cisco, Motorola and other suppliers filed a declaratory judgment action in the District Court of Delaware seeking to have the court declare the patents invalid and not infringed. After a favorable Markman hearing, Rembrandt reduced the number of asserted patents from 8 to 5 with leave to reassert under certain circumstances. It is premature to assess the likelihood of a favorable outcome. In the event of an adverse outcome, ARRIS could be required to indemnify its customers, pay royalties, and/or cease using certain technology. Also, an adverse outcome may require a change in the DOCSIS® standards to avoid using the patented technology.

In connection with our acquisition of C-COR, Inc., ARRIS on October 31, 2007, was named as the defendant in a suit entitled CIBC World Market Corp. vs. ARRIS Group, Inc., Action No. 603605/2007, in the Supreme Court of the State of New York, New York County. In the suit CIBC asserts that it is entitled to a $4.0 million fee (“fee”) at the closing of the proposed acquisition. We do not believe that any fee is due to CIBC in connection with this acquisition. ARRIS’s position is that its June 1, 2005, engagement with CIBC, pursuant to which CIBC asserts its claim, was terminated and that no fee is due under the engagement. Independent of that termination, CIBC had a conflict of interests in representing ARRIS in the transaction, provided no services to ARRIS in connection with the transaction, and otherwise is estopped from asserting that it is entitled to a fee. ARRIS is contesting the entitlement to a fee asserted by CIBC vigorously.

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

In January and February 2008, Verizon Services Corp. filed separate lawsuits against various affiliates of Cox and against Charter, in the District Courts for the Eastern District of Virginia and for the Eastern District of Texas respectively, alleging infringement of eight patents. In the Verizon v. Cox suit, the jury issued a verdict in favor of Cox, finding non-infringement in all patents and invalidating two of Verizon’s patents. It is anticipated that Verizon may appeal. The suit against Charter is still pending, and trial is anticipated to take place in 2010. Verizon and Comcast have reached a settlement of the subject patents. It is premature to assess the likelihood of a favorable

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outcome of the Charter case or Cox appeal; though the Cox outcome at trial increases the likelihood of a favorable Charter outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify Charter and Cox, pay royalties and/or cease utilizing certain technology.

Acacia Media Technologies Corp. has sued Charter and Time Warner Cable, Inc. for allegedly infringing U.S. Patent Nos. 5,132,992; 5,253,275; 5,550,863; and 6,144,702. The case has been bifurcated, where the case for invalidity of the patents will be tried first, and only if one or more patents are found to be valid, then the case for infringement will be tried. Both customers requested C-COR’s, as well as other vendors’, support under the indemnity provisions of the purchase agreements (related to video-on-demand products). We are reviewing the patents and analyzing the extent to which these patents may relate to our products. It is premature to assess the likelihood of a favorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify the defendants, pay royalties and /or cease using certain technology.

V-Tran Media Technologies has filed a number of lawsuits against 21 different parties, including suits against Comcast, Charter, Verizon, Time Warner and numerous smaller MSOs for infringement on two patents related to television broadcast systems for selective transmission. Both patents expired in June 2008. C-COR manufactured products that allegedly infringed on their patents. ARRIS is reviewing the patents and our products and analyzing the extent to which these patents may relate to our products. It is premature to assess the likelihood of a favorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify the defendants, or pay royalties. Given that the patents have expired, it is unlikely that the case will result in injunctions or ceasing the use of the technology.

In February 2008, sixteen former employees of a former subsidiary of C-COR, filed a Fair Labor Standards Act suit against the former subsidiary and C-COR alleging that the plaintiffs were not properly paid for overtime. The suit was filed as a class action and the proposed class could include 1,000 cable installers and field technicians. ARRIS is actively contesting the suit.

From time to time third parties approach ARRIS or an ARRIS customer, seeking that ARRIS or its customer consider entering into a license agreement for such patents. Such invitations cause ARRIS to dedicate time to study such patents and enter into discussions with such third parties regarding the merits and value, if any, of the patents. These discussions, may materialize into license agreements or patents asserted against ARRIS or its customers. If asserted against our customers, our customers may seek indemnification from ARRIS. It is not possible to determine the impact of any such ongoing discussions on ARRIS’s business financial conditions.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1) Financial Statements

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

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at			Balance at
	Beginning	Charge to		End of
Description	of Period	Expenses(1)	Deductions(2)	Period
		(in thousands)

YEAR ENDED DECEMBER 31, 2008
Reserves and allowance deducted from asset accounts:
Allowance for doubtful accounts	$2,826	$1,151	$(11)	$3,988
Reserve for obsolete and excess inventory(3)	$12,848	$12,815	$6,852	$18,811
Income tax valuation allowance(4)	$23,494	$—	$7,776	$15,718
YEAR ENDED DECEMBER 31, 2007
Reserves and allowance deducted from asset accounts:
Allowance for doubtful accounts	$3,576	$279	$1,029	$2,826
Reserve for obsolete and excess inventory(3)	$13,245	$3,397	$3,794	$12,848
Income tax valuation allowance(4)	$9,393	$19,294	$5,193	$23,494
YEAR ENDED DECEMBER 31, 2006
Reserves and allowance deducted from asset accounts:
Allowance for doubtful accounts	$3,729	$(174)	$(21)	$3,576
Reserve for obsolete and excess inventory(3)	$15,151	$2,880	$4,786	$13,245
Income tax valuation allowance(4)	$87,202	$—	$77,809	$9,393

(1)	In the year ended December 31, 2007, the charge to expense primarily represents an adjustment to goodwill for the acquired valuation allowances from C-COR.

(2)	Represents: a) Uncollectible accounts written off, net of recoveries and write-offs, b) Net change in the sales return and allowance account, and c) Disposal of obsolete and excess inventory, and d) Release and correction of valuation allowances.

(3)	The reserve for obsolescence and excess inventory is included in inventories.

(4)	The income tax valuation allowance is included in current and noncurrent deferred income tax assets.

(a)	(3) Exhibit List

Each management contract or compensation plan required to be filed as an exhibit is identified by an asterisk (*).

The filings referenced for
incorporation by reference are
ARRIS (formerly known as
Exhibit			Broadband Parent, Inc.) filings
Number		Description of Exhibit	unless otherwise noted

3.1		Amended and Restated Certificate of Incorporation	Registration Statement #333-61524, Exhibit 3.1
3.2		Certificate of Amendment to Amended and Restated Certificate of Incorporation	August 3, 2001 Form 8-A, Exhibit 3.2
3.3		By-laws	Registration Statement #333-61524, Exhibit 3.2, filed by Broadband Parent Corporation
4.1		Form of Certificate for Common Stock	Registration Statement #333-61524, Exhibit 4.1
4.2		Rights Agreement dated October 3, 2002	October 3, 2002 Form 8-K, Exhibit 4.1
4.3		Indenture dated November 13, 2006	November 16, 2006 Form 8-K, Exhibit 4.5
10	.1(a)*	Amended and Restated Employment Agreement with Robert J. Stanzione, dated August 6, 2001	September 30, 2001 Form 10-Q, Exhibit 10.10(c)
10	.1(b)*	Supplemental Executive Retirement Plan for Robert J. Stanzione, effective August 6, 2001	September 30, 2001 Form 10-Q, Exhibit 10.10(d)
10	.1(c)*	Amendment to Employment Agreement with Robert J. Stanzione, dated December 8, 2006	December 12, 2006 Form 8-K, Exhibit 10.7
10	.1(d)*	Second Amendment to Amended and Restated Employment Agreement with Robert J. Stanzione, dated November 26, 2008	November 28, 2008 Form 8-K, Exhibit 10.8
10	.1(e)*	First Amendment to the Robert Stanzione Supplemental Executive Retirement Plan, dated November 26, 2008	November 28, 2008 Form 8-K, Exhibit 10.9
10	.2(a)*	Amended and Restated Employment Agreement with Lawrence A. Margolis, dated April 29, 1999	June 30, 1999 Form 10-Q, Exhibit 10.33, filed by ANTEC Corp
10	.2(b)*	Amendment to Employment Agreement with Lawrence Margolis, dated December 8, 2006	December 12, 2006 Form 8-K, Exhibit 10.6
10	.2(c)*	Second Amendment to Amended and Restated Employment Agreement with Lawrence Margolis, dated November 26, 2008	November 28, 2008 Form 8-K, Exhibit 10.7
10	.3(a)*	Employment Agreement with David B. Potts dated December 8, 2006	December 12, 2006 Form 8-K, Exhibit 10.4

The filings referenced for
incorporation by reference are
ARRIS (formerly known as
Exhibit			Broadband Parent, Inc.) filings
Number		Description of Exhibit	unless otherwise noted

10	.3(b)*	First Amendment to Employment Agreement with David B. Potts, dated November 26, 2008	November 28, 2008 Form 8-K, Exhibit 10.6
10	.4(a)*	Employment Agreement with Ronald M. Coppock, dated December 8, 2006	December 12, 2006 Form 8-K, Exhibit 10.1
10	.4(b)*	First Amendment to Employment Agreement with Ronald M. Coppock, dated November 26, 2008	November 28, 2008 Form 8-K, Exhibit 10.3
10	.5(a)*	Employment Agreement with James D. Lakin, dated December 8, 2006	December 12, 2006 Form 8-K, Exhibit 10.2
10	.5(b)*	First Amendment to Employment Agreement with James D. Lakin, dated November 26, 2008	November 28, 2008 Form 8-K, Exhibit 10.5
10	.6(a)*	Employment Agreement with Bryant K. Isaacs, dated December 8, 2006	December 12, 2006 Form 8-K,
Exhibit 10.3
10	.6(b)*	First Amendment to Employment Agreement with Bryant K. Isaacs, dated November 26, 2008	November 28, 2008 Form 8-K, Exhibit 10.4
10	.7*	Employment Agreement with Bruce McClelland, dated November 26, 2008	November 28, 2008 Form 8-K, Exhibit 10.2
10	.8*	Employment Agreement with John Caezza, dated November 26, 2008	November 28, 2008 Form 8-K, Exhibit 10.1
10	.9*	Management Incentive Plan	July 2, 2001 Appendix IV of Proxy Statement filed as part of Registration Statement #333-61524, filed by Broadband Parent Corporation
10	.10*	2001 Stock Incentive Plan	July 2, 2001 Appendix III of Proxy Statement filed as part of Registration Statement #333-61524, files by Broadband Parent Corporation
10	.11*	2004 Stock Incentive Plan	Appendix B of Proxy Statement filed on April 20, 2004
10	.12*	2007 Stock Incentive Plan	June 30, 2007, Form 10-Q Exhibit 10.15
10	.13*	2008 Stock Incentive Plan	June 30, 2008, Form 10-Q Exhibit 10.15
10	.14*	Form of Stock Options Grant under 2001 and 2004 Stock Incentive Plans	March 31, 2005 Form 10-Q, Exhibit 10.20

The filings referenced for
incorporation by reference are
ARRIS (formerly known as
Exhibit			Broadband Parent, Inc.) filings
Number		Description of Exhibit	unless otherwise noted

10	.15*	Form of Restricted Stock Grant under 2001 and 2004 Stock Incentive Plans	March 31, 2005 Form 10-Q, Exhibit 10.21
10	.16*	Form of Incentive Stock Option Agreement	September 30, 2007, Form 10-Q Exhibit 10.1
10	.17*	Form of Nonqualified Stock Option Agreement	September 30, 2007, Form 10-Q Exhibit 10.2
10	.18*	Form of Restricted Stock Award Agreement	September 30, 2007, Form 10-Q Exhibit 10.3
10	.19*	Form of Nonqualified Stock Options Agreement	April 11, 2008 Form 8-K, Exhibit 10.1
10	.20*	Form of Restricted Stock Grant	April 11, 2008 Form 8-K, Exhibit 10.2
10	.21*	Form of Restricted Stock Unit Grant	April 11, 2008 Form 8-K, Exhibit 10.3
10.22		Solectron Manufacturing Agreement and Addendum	December 31, 2001 Form 10-K, Exhibit 10.15
10.23		Mitsumi Agreement	December 31, 2001 Form 10-K, Exhibit 10.16
21		Subsidiaries of the Registrant	Filed herewith.
23		Consent of Ernst & Young LLP	Filed herewith.
24		Powers of Attorney	Filed herewith.
31.1		Section 302 Certification of the Chief Executive Officer	Filed herewith.
31.2		Section 302 Certification of the Chief Financial Officer	Filed herewith.
32.1		Section 906 Certification of the Chief Executive Officer	Filed herewith.
32.2		Section 906 Certification of the Chief Financial Officer	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARRIS GROUP, INC.

/s/ DAVID B. POTTS
David B. Potts
Executive Vice President,
Chief Financial Officer and
Chief Accounting Officer

Dated: February 26, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ RJ Stanzione Robert J. Stanzione		Chief Executive Officer and Chairman of the Board of Directors	February 26, 2009

/s/ David B. Potts David B. Potts		Executive Vice President, Chief Financial Officer and Chief Accounting Officer	February 26, 2009

/s/ Alex B. Best* Alex B. Best		Director	February 26, 2009

/s/ Harry L. Bosco* Harry L. Bosco		Director	February 26, 2009

/s/ John A. Craig* John A. Craig		Director	February 26, 2009

/s/ Matthew B. Kearney* Matthew B. Kearney		Director	February 26, 2009

/s/ William H. Lambert* William H. Lambert		Director	February 26, 2009

/s/ John R. Petty* John R. Petty		Director	February 26, 2009

/s/ David A. Woodle* David A. Woodle		Director	February 26, 2009

*By:	/s/ Lawrence A. Margolis Lawrence A. Margolis(as attorney in fact for each person indicated)