Form 10-Q
period 2009-03-31
ARRIS GROUP INC
filed 2009-05-08
CIK 1141107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
For the quarter ended March 31, 2009
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
ARRIS Group, Inc. is a large accelerated filer and is not a shell company. ARRIS Group, Inc. is not required to file Interactive Data Files.
As of April 30, 2009, 123,896,535 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

ARRIS GROUP, INC.
FORM 10-Q
For the Three Months Ended March 31, 2009

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
ARRIS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data) (unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$398,938	$409,894
Short-term investments, at fair value	25,494	17,371

Total cash, cash equivalents and short-term investments	424,432	427,265
Restricted cash	4,550	5,673
Accounts receivable (net of allowances for doubtful accounts of $3,745 in 2009 and $3,988 in 2008)	155,792	159,443
Other receivables	6,636	4,749
Inventories (net of reserves of $19,099 in 2009 and $18,811 in 2008)	120,774	129,752
Prepaids	6,994	8,004
Current deferred income tax assets	49,027	44,004
Other current assets	18,315	19,782

Total current assets	786,520	798,672
Property, plant and equipment (net of accumulated depreciation of $105,158 in 2009 and $100,313 in 2008)	59,438	59,204
Goodwill	231,684	231,684
Intangible assets (net of accumulated amortization of $162,625 in 2009 and $153,362 in 2008)	218,085	227,348
Investments, at fair value	14,593	14,681
Noncurrent deferred income tax assets	3,771	12,157
Other assets	5,483	6,576

	$1,319,574	$1,350,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,422	$75,863
Accrued compensation, benefits and related taxes	15,583	27,024
Accrued warranty	5,306	5,652
Deferred revenue	44,006	44,461
Current portion of long-term debt	147	146
Current deferred income tax liability	241	1,059
Other accrued liabilities	31,922	25,410

Total current liabilities	141,627	179,615
Long-term debt, net of current portion (net of discount of $58,069 in 2009 and $64,267 in 2008	203,080	211,870
Accrued pension	19,289	18,820
Noncurrent income taxes payable	12,441	9,607
Noncurrent deferred income tax liabilities	42,530	41,598
Other long-term liabilities	14,391	15,343

Total liabilities	433,358	476,853
Stockholders’ equity:
Preferred stock, par value $1.00 per share, 5.0 million shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share, 320.0 million shares authorized; 123.3 million and 123.1 million shares issued and outstanding in 2009 and 2008, respectively	1,368	1,362
Capital in excess of par value	1,159,054	1,159,097
Treasury stock at cost, 13 million shares in 2009 and 13 million shares in 2008	(75,960)	(75,960)
Accumulated deficit	(189,620)	(202,502)
Unrealized loss on marketable securities	(372)	(274)
Unfunded pension liability	(8,070)	(8,070)
Cumulative translation adjustments	(184)	(184)

Total stockholders’ equity	886,216	873,469

	$1,319,574	$1,350,322

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data and percentages) (unaudited)

	Three Months Ended
	March 31,
	2009	2008
Net sales	$253,518	$273,506
Cost of sales	158,008	188,258

Gross margin	95,510	85,248
Gross margin %	37.7%	31.2%
Operating expenses:
Selling, general, and administrative expenses	35,343	36,982
Research and development expenses	28,395	28,122
Restructuring charges	120	405
Amortization of intangible assets	9,263	13,254

Total operating expenses	73,121	78,763

Operating income	22,389	6,485
Other expense (income):
Interest expense	4,487	4,021
Loss on investments	297	2
Loss (gain) on foreign currency	958	(990)
Interest income	(385)	(2,685)
Gain on debt retirement	(4,152)	—
Other (income), net	(102)	(36)

Income from continuing operations before income taxes	21,286	6,173
Income tax expense	8,404	2,344

Net income	$12,882	$3,829

Net income per common share:
Basic	$0.10	$0.03

Diluted	$0.10	$0.03

Weighted average common shares:
Basic	123,281	130,763

Diluted	124,920	131,981

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Three Months Ended
	March 31,
	2009	2008
Operating activities:
Net income	$12,882	$3,829
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,827	4,963
Amortization of intangible assets	9,263	13,254
Stock compensation expense	3,401	2,551
Deferred income tax provision (benefit)	4,689	(6,389)
Amortization of deferred finance fees	189	191
Provision for doubtful accounts	6	205
Loss on investments	297	2
Excess income tax benefits from stock-based compensation plans	(431)	—
Non-cash interest expense	2,818	2,605
Gain on debt retirement	(4,152)	—
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	3,645	(5,336)
Other receivables	(2,032)	(1,744)
Inventory	8,978	10,245
Income taxes payable/recoverable	(1,123)	(1,734)
Accounts payable and accrued liabilities	(35,789)	9,300
Prepaids and other, net	6,377	(1,427)

Net cash provided by operating activities	13,845	30,515

Investing activities:
Purchases of property, plant and equipment	(5,066)	(6,429)
Cash paid for acquisition, net of cash acquired	(200)	(4,192)
Cash proceeds from sale of property, plant & equipment	—	224
Purchases of short-term investments	(23,870)	(16,887)
Sale of short-term investments	15,806	30,500

Net cash provided by (used in) investing activities	(13,330)	3,216

Financing activities:
Payment of debt and capital lease obligations	(10,592)	(35,097)
Repurchase of common stock	—	(75,960)
Excess income tax benefits from stock-based compensation plans	431	—
Repurchase of shares to satisfy tax withholdings	(1,807)	(239)
Proceeds from issuance of common stock, net	497	(2,717)

Net cash (used in) financing activities	(11,471)	(114,013)

Net decrease in cash and cash equivalents	(10,956)	(80,282)
Cash and cash equivalents at beginning of period	409,894	323,797

Cash and cash equivalents at end of period	$398,938	$243,515

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Organization and Basis of Presentation
ARRIS Group, Inc. (together with its consolidated subsidiaries, except as the context otherwise indicates, “ARRIS” or the “Company”), is an international communications technology company, headquartered in Suwanee, Georgia. ARRIS operates in three business segments, Broadband Communications Systems, Access, Transport and Supplies, and Media & Communications Systems, specializing in integrated broadband network solutions that include products, systems and software for content and operations management (including video on demand, or VOD), and professional services. ARRIS is a leading developer, manufacturer and supplier of cable telephony, video and high-speed data products, as well as outside plant construction and maintenance equipment for cable system operators. The Company provides products and equipment principally to cable system operators and, more specifically, to Multiple System Operators (“MSOs”). The Company provides its customers with products and services that enable reliable, high-speed, two-way broadband transmission of video, telephony, and data.
The consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements for the periods shown. Interim results of operations are not necessarily indicative of results to be expected from a twelve-month period. These financial statements should be read in conjunction with the Company’s most recently audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the United States Securities and Exchange Commission (“SEC”).
Note 2. Impact of Recently Adopted Accounting Standards
In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 was effective for ARRIS as of January 1, 2009. SFAS No. 161 amends SFAS No. 133 to change the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. See Note 5 of Notes to the Consolidated Financial Statements for required disclosures.
In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (including Partial Cash Settlement). The FSP requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The resulting debt discount is accreted over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. The adoption of FSP APB 14-1 on January 1, 2009 impacted the accounting treatment of the Company’s 2% convertible senior subordinated notes due 2026, which were issued on November 6, 2006. Upon adoption, the Company recorded an adjustment to increase additional paid-in capital as of the November 6, 2006 issuance date by approximately $87.3 million. The Company is accreting the resulting debt discount to interest expense over the estimated seven year life of the convertible notes, which represents the first redemption date of November 15, 2013 when the Company may redeem the notes at its election or the note holders may require their redemption. The Company recorded a pre-tax adjustment of approximately $23.0 million to retained earnings that represents the debt discount accretion during the years ending December 31, 2006, 2007 and 2008 and will recognize additional non-cash interest expense of $11.1 million, $11.9 million, $12.9 million, $13.9 million and $11.2 million during the years ending December 31, 2009, 2010, 2011, 2012 and 2013, respectively, for accretion of the debt discount. As a result of the adoption of FSP APB 14-1, the Company reduced income from continuing operations and net income for the three months ended March 31, 2009 by $2.8 million and reduced basic and diluted earnings per share by $0.02 per share.

The following tables present the effect of the adoption of FSP APB14-1 on the Company’s affected financial statement line items for the three months ended March 31, 2008 and as of December 31, 2008 (in thousands, except per share data):

	Three Months Ended March 31, 2008
	As Originally	As	Increase
	Reported	Adjusted	(Decrease)
Statement of Operations:
Interest expense	$1,504	$4,021	$2,517
Income from continuing operations before income taxes	8,690	6,173	(2,517)
Income tax expense	3,285	2,344	(941)
Net income	5,405	3,829	(1,576)

Basic net income per share:
Income from continuing operations before income taxes	$0.07	$0.05	$(0.02)
Basic net income per share	0.04	0.03	$(0.01)

Diluted net income per share:
Income from continuing operations before income taxes	$0.07	$0.05	$(0.02)
Diluted net income per share	0.04	0.03	$(0.01)

	As of December 31, 2008
	As Originally	As	Increase
	Reported	Adjusted	(Decrease)
Balance Sheet:
Noncurrent deferred income tax assets	$11,514	$12,157	$643
Other assets	8,294	6,576	(1,718)
Long-term debt, net of current portion	276,137	211,870	(64,267)
Noncurrent deferred income tax liabilities	17,565	41,598	24,033
Capital in excess of par value	1,105,998	1,159,097	53,099
Accumulated deficit	(188,562)	(202,502)	(13,940)

Note 3. Investments
ARRIS’ investments as of March 31, 2009 and December 31, 2008 consisted of the following (in thousands):

	Fair Value
	As of March 31,	As of December 31,
	2009	2008
Current Assets:
Commercial paper	$—	15,771
Certificates of deposit	8,900	—
U.S. Government agency bonds	14,994	—
Variable rate demand notes	1,600	1,600
Total classified as current assets	25,494	17,371

Non-Current Assets:
Cash surrender value of company owned life insurance	4,286	4,527
Auction rate securities	4,924	4,908
Mutual funds	19	22
Money market funds	437	437
Corporate obligations	20	20
Investment in private company	4,000	4,000
SERP investments	907	767

Total classified as non-current assets	14,593	14,681

Total	$40,087	32,052

The unrealized gains and losses at March 31, 2009 and December 31, 2008 were not material.
Note 4. Fair Value Measurement
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
The following table presents the Company’s investment assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 (in thousands):

	March 31, 2009
	Level 1	Level 2	Level 3	Total
Current investments	$—	$25,494	$—	$25,494
Non-current investments	456	5,213	—	5,669
Auction rate securities	—	—	4,924	4,924
Investment in private company	—	—	4,000	4,000
Foreign currency contracts	1,653	—	—	1,653

Total	$2,109	$30,707	$8,924	$41,740

Substantially all of the Company’s short-term investments and long-term investments instruments are classified within Level 1 or Level 2 of the fair value hierarchy as they are valued using quoted market prices, market prices for similar securities, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include the Company’s investment in money market funds and mutual funds. Such instruments are generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on other observable inputs include the Company’s U.S. government agency notes, variable rate demand notes, cash surrender value of company owned life insurance, corporate obligations and certificates of deposit. Such instruments are classified within Level 2 of the fair value hierarchy. See Note 3 for further information on the Company’s investments.
The table below includes a roll-forward of the Company’s auction rate securities that have been classified as a Level 3 in the fair value hierarchy (in thousands):

Level 3
Estimated fair value January 1, 2009	$4,909
First quarter 2009 change in fair value	15

Estimated fair value March 31, 2009	$4,924

ARRIS had $5.0 million invested in a single auction rate security at March 31, 2009 and December 31, 2008. As of March 31, 2009, there was no active market for this auction rate security or comparable securities due to current market conditions. Therefore, until such a market becomes active, the auction rate security is classified as Level 3 within the fair value hierarchy. Due to the current market conditions and the failure of the security to reprice, beginning in the second quarter of 2008, the Company has recorded changes in the fair value of the instrument as an impairment charge in the Statement of Operations in the loss (gain) on investments line. The security was held as of March 31, 2009 as a long-term investment, classified as a trading security, with a fair market value of $4.9 million, which includes the fair value of the put option described below. The Company may not be able to liquidate this security until a successful auction occurs, or, alternatively, beginning June 30, 2010 through July 2, 2012, when the Company has the option to sell the security to a major financial institution. This security is a single student loan issue rated AAA and is substantially guaranteed by the federal government. ARRIS will continue to evaluate the fair value of its investment in this auction rate security for any further impairment.
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
Note 5. Derivative Instruments and Hedging Activities
ARRIS has certain international customers who are billed in their local currency. Changes in the monetary exchange rates may adversely affect the Company’s results of operations and financial condition. When appropriate, ARRIS enters into various derivative transactions to enhance its ability to manage the volatility relating to these typical business exposures. The Company does not hold or issue derivative instruments for trading or other speculative purposes. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, The Company’s derivative instruments are recorded on the Consolidated Balance Sheets at their fair values. The

Company’s derivative instruments are not designated as hedges, and accordingly, all changes in the fair value of the instruments are recognized as a loss (gain) on foreign currency in the Consolidated Statements of Operations. The maximum time frame for ARRIS’ derivatives is 12 months. As of January 1, 2009, derivative instruments which are subject to master netting arrangements are not offset in the Consolidated Balance Sheets.
The fair values of ARRIS’ derivative instruments recorded in the Consolidated Balance Sheet as of March 31, 2009 were as follows (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Other current assets	$1,654	Other accrued liabilities	$837
Prior to the adoption of SFAS No. 161 on January 1, 2009, the Company recorded its derivative instruments on a net basis on the Consolidated Balance Sheet. As of December 31, 2008, the fair value of the instruments was recorded as a net asset of $391 thousand, comprised of an asset of $1,094 thousand offset with a liability of $703 thousand.
The change in the fair values of ARRIS’ derivative instruments recorded in the Consolidated Statements of Operations during the three months ended March 31, 2009 and 2008 were as follows (in thousands):

		Three Months Ended March 31,
	Statement of Operations Location	2009	2008
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Loss (gain) on foreign currency	$(1,080)	$1,074
Note 6. Pension Benefits
Components of Net Periodic Pension Cost

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Service cost	$245	$190
Interest cost	530	470
Expected return on plan assets	(281)	(355)
Amortization of prior service cost	115	119
Amortization of net loss	119	—

Net periodic pension cost	$728	$424

Employer Contributions
No minimum funding contributions are required in 2009 under the Company’s defined benefit plan. However, the Company made voluntary contributions to the plan of approximately $31 thousand and $29 thousand for the three month periods ended March 31, 2009 and 2008, respectively.

Note 7. Guarantees
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
Information regarding the changes in ARRIS’ aggregate product warranty liabilities for the three months ended March 31, 2009 was as follows (in thousands):

Balance at December 31, 2008	$10,184
Accruals related to warranties (including changes in estimates)	1,255
Settlements made (in cash or in kind)	(1,773)

Balance at March 31, 2009	$9,666

Note 8. Restructuring Charges
The Company’s restructuring activities are accounted for in accordance with Statement of Financial Accounting Standards No 146, Accounting for Costs Associated with Exit or Disposal Activities.
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

(in thousands)
Balance as of December 31, 2008	$545
Q1 2009 payments	(396)
Q1 2009 adjustments to accrual	41

Balance as of March 31, 2009	$190

In the fourth quarter of 2007, the Company initiated a restructuring plan related to its acquisition of C-COR, Incorporated (“C-COR”). The plan focuses on the rationalization of personnel, facilities and systems across the entire organization. The restructuring affected approximately 60 employees. The plan also includes contractual obligations related to change of control provisions included in certain C-COR employment contracts. The total estimated cost of this restructuring plan was approximately $8.6 million, of which approximately $0.5 million was recorded as severance expense during the fourth quarter of 2007 and $8.1 million was assumed liabilities related to employee severance and termination benefits which were accounted for as an adjustment to the allocation of the original purchase price for C-COR upon acquisition. The restructuring plan was completed in the first quarter of 2009.

(in thousands)
Balance as of December 31, 2008	$211
Q1 2009 payments	(218)
Q1 2009 adjustments to accrual	7

Balance as of March 31, 2009	$—

Additionally, ARRIS acquired remaining restructuring accruals of approximately $0.7 million representing C-COR contractual obligations that related to excess leased facilities. These payments will be made over the remaining lease terms through 2014, unless terminated earlier.

(in thousands)
Balance as of December 31, 2008	$494
Q1 2009 payments	(93)
Q1 2009 adjustments to accrual	72

Balance as of March 31, 2009	$473

Note 9. Inventories
Inventories are stated at the lower of average cost, approximating first-in, first-out, or market. The components of inventory were as follows, net of reserves (in thousands):

	March 31,	December 31,
	2009	2008
Raw material	$21,598	$19,247
Work in process	5,929	4,814
Finished goods	93,247	105,691

Total net inventories	$120,774	$129,752

Note 10. Property, Plant and Equipment
Property, plant and equipment, at cost, consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008
Land	$2,612	$2,612
Building and leasehold improvements	21,629	20,048
Machinery and equipment	140,355	136,857

	164,596	159,517
Less: Accumulated depreciation	(105,158)	(100,313)

Total property, plant and equipment, net	$59,438	$59,204

Note 11. Long-Term Obligations
Debt, capital lease obligations and other long-term liabilities consist of the following (in thousands):

	March 31,	December 31,
	2009	2008
2.00% convertible senior notes due 2026 (net of discount of $58,069 in 2009 and $64,267 in 2008)	$202,981	$211,733
2.00% Pennsylvania Industrial Development Authority debt, net of current portion	99	137

Total long-term debt	203,080	211,870

Other long-term liabilities:
Deferred compensation	$4,784	$4,896
Accrued warranty	4,360	4,532
Deferred revenue	2,110	2,671
Landlord funded leasehold improvements	1,237	1,308
Other long-term liabilities	1,900	1,936

Total other long-term liabilities	$14,391	$15,343

On November 6, 2006, the Company issued $276.0 million of 2% convertible senior notes due 2026. The notes are convertible, at the option of the holder, based on an initial conversion rate, subject to adjustment, of 62.1504 shares per $1,000 base amount (which represents an initial conversion price of approximately $16.09 per share of our common stock), into cash up to the principal amount and, if applicable, shares of the Company’s common stock, cash or a combination thereof. The notes may be converted during any calendar quarter in which the closing price of ARRIS’ common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect at that time (which, based on the current conversion price would be $19.31) and upon the occurrence of certain other events. Upon conversion, the holder will receive the principal amount in cash and an additional payment, in either cash or stock at the option of the Company. The additional payment will be based on a formula which calculates the difference between the initial conversion rate ($16.09) and the market price at the date of the conversion. As of May 8, 2009, the notes could not be converted by the holders thereof. Interest is payable on May 15 and November 15 of each year. The Company may redeem the notes at any time on or after November 15, 2013, subject to certain conditions. In addition, the holders may require the Company to purchase all or a portion of their convertible notes on or after November 13, 2013.
As of March 31, 2009 and December 31, 2008, the face value of the outstanding notes was $261.0 million and $276.0 million respectively. During the quarter, the Company acquired $15.0 million face value of the notes for approximately $10.6 million. The Company also wrote off approximately $0.2 million of deferred finance fees associated with the portion of the notes acquired. As a result, the Company realized a gain of approximately $4.2 million on the retirement of the notes.
On January 1, 2009, the Company adopted FSP APB 14-1, which requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s non-convertible debt borrowing rate. The resulting debt discount is accreted over the period of the convertible debt is expected to be outstanding as additional non-cash interest expense. The adoption of FSP ABP 14-1 on January 1, 2009 affected the accounting for the Company’s convertible senior notes. Upon adoption, the Company recorded an adjustment to increase additional paid-in capital as of the November 6, 2006 issuance date by approximately $87.3 million. The Company is accreting the resulting debt discount to interest expense over the estimated seven year life of the convertible notes, which represents the first redemption date of November 15, 2013 when the Company may redeem the notes at its election or the note holders may require their redemption. The Company recorded a pre-tax adjustment of approximately $23.0 million to retained earnings that represents the debt discount accretion during the years ending December 31, 2006, 2007 and 2008 and will recognize additional non-cash interest expense of $11.1 million, $11.9 million, $12.9 million, $13.9 million and $11.2 million during the years ending December 31, 2009, 2010, 2011, 2012 and 2013, respectively, for accretion of the debt discount. Additionally, the Company paid approximately $7.8 million of finance fees related to the issuance of the notes. Of the $7.8 million, $2.5 million were attributed to the equity component of the convertible debt instrument. The portion related to the debt issuance costs are being amortized over seven years. The remaining balance of unamortized financing costs from these notes as of March 31, 2009 and December 31, 2008 was $3.3 million, and $3.7 million, respectively.

In conjunction with the acquisition of C-COR, the Company assumed certain debt obligations, including unsecured convertible notes and financing related to equipment purchases and property expansion. On December 14, 2007, the Company gave notice to the note holders that it was calling all of the Notes and that redemption would occur on January 14, 2008. The notes were subsequently redeemed on January 14, 2008.
The Company has not paid cash dividends on its common stock since its inception.
Note 12. Comprehensive Income
Total comprehensive income represents the net change in stockholders’ equity during a period from sources other than transactions with stockholders. For ARRIS, the components of comprehensive income include the unrealized gain (loss) on marketable securities. The components of comprehensive income for the three months ended March 31, 2009 and 2008 are as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Net income	$12,882	$3,829
Changes in the following equity accounts:
Unrealized gain (loss) on marketable securities	(98)	131

Comprehensive income	$12,784	$3,960

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
The Company manages its business under three segments: Broadband Communications Systems (“BCS”), Access, Transport & Supplies (“ATS”), and Media & Communications Systems (“MCS”). A detailed description of each segment is contained in our December 31, 2008 Form 10-K under Item 1 in “Our Principal Products.”
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

The table below presents information about the Company’s reporting segments for the three months ended March 31, 2009 and 2008 (in thousands):

	BCS	ATS	MCS	Total
Quarter Ended March 31, 2009
Net sales	$194,131	$42,990	$16,397	$253,518
Gross margin	78,921	9,268	7,321	95,910
Amortization of intangible assets	—	5,654	3,609	9,263

Quarter Ended March 31, 2008
Net sales	$189,637	$72,894	$10,975	$273,506
Gross margin	57,991	21,876	5,381	85,248
Amortization of intangible assets	—	6,852	6,402	13,254
The Company’s net intangible assets and goodwill by reportable segment as of March 31, 2009 has not materially changed from December 31, 2008.
Note 14. Sales Information
The Company had two customers (including their affiliates, as applicable) with sales of more than 10% during the three months ended March 31, 2009. Over the past year, certain customers’ beneficial ownership may have changed as a result of mergers and acquisitions. Therefore, the revenue for ARRIS’ customers for prior periods has been adjusted to include the affiliates currently understood to be under common control. A summary of sales to these customers for the three month periods ended March 31, 2009 and 2008 are set forth below (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Comcast and affiliates	$65,210	$34,226
% of sales	25.7%	12.5%

Time Warner Cable and affiliates	$49,083	$70,921
% of sales	19.4%	25.9%
ARRIS sells its products primarily in United States. The Company’s international revenue is generated from Asia Pacific, Europe, Latin America and Canada. The Asia Pacific market primarily includes China, Hong Kong, Japan, Korea, Singapore and Taiwan. The European market primarily includes Austria, Belgium, France, Germany, the Netherlands, Poland, Portugal, Spain and Switzerland. The Latin American market primarily includes Argentina, Brazil, Chile, Colombia, Mexico, and Puerto Rico. Sales to international customers were approximately $67.5 million, or 26.6% of total sales, for the three months ended March 31, 2009. International sales during the same period in 2008 were $84.8 million, or 31.0% of total sales.

Note 15. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the periods indicated (in thousands except per share data):

	Three Months Ended
	March 31,
	2009	2008
Basic:
Net income	$12,882	$3,829

Weighted average shares outstanding	123,281	130,763

Basic earnings per share	$0.10	$0.03

Diluted:
Net income	$12,882	$3,829

Weighted average shares outstanding	123,281	130,763
Net effect of dilutive equity awards	1,639	1,218

Total	124,920	131,981

Diluted earnings per share	$0.10	$0.03

Excluded from the dilutive securities described above are employee stock options to acquire approximately 7.0 million shares and 8.1 million shares for the three months ended March 31, 2009 and 2008, respectively. These exclusions were made because they were antidilutive.
Note 16. Income Taxes
In the first quarters of 2009 and 2008, the Company recorded income tax expense of $8.4 million and $3.3 million, respectively. Below is a summary of the components of the tax expense in each period (in millions, except for percentages):

	Three Months Ended March 31,
	2009			2008
	Income Before Tax	Income Tax Expense	Effective Tax Rate	Income Before Tax	Income Tax Expense	Effective Tax Rate
Non-Discrete Items	17.0	$5.5	32.3%	$8.7	$3.3	37.8%
Discrete Accounting Events	4.2	1.4	35.2%	—	—	—
Discrete Tax Events — Valuation Allowances / FIN 48 Reserves	—	1.5		—	—

Total	$21.2	$8.4	39.6%	$8.7	$3.3	37.8%

•	In the first quarter of 2009, the Company reported a discrete accounting gain of $4.2 million on the repurchase of convertible debt. Income tax expense of $1.4 million was recorded on the gain, reflecting a tax rate of 35.2%. Additionally, during the first quarter, the Company identified $1.5 million of discrete tax expense relating to adjustments of FIN 48 allowances.

•	In the first quarter of 2008, the Company recorded income tax expense at the applicable federal rate and state rates. There was no discrete tax or accounting events pursuant to the guidance of APB Opinion 28, Interim Financial Reporting and FIN 18, Accounting for Income Taxes in Interim Periods.
The Company anticipates that the effective tax rate for full year 2009 for non-discrete items will be approximately 33%.

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
Commencing in 2005, Rembrandt Technologies, LP filed a series of lawsuits against Charter Communications, Inc, Time Warner Cable, Inc., Comcast Corporation and others alleging infringement of eight (8) patents related to the cable systems operators’ use of data transmission, video, cable modem, voice-over-internet, and other technologies and applications. Although ARRIS is not a defendant in any of these lawsuits, its customers are, and its customers either have requested indemnification from, or may request indemnification or cooperation with the defense costs from, ARRIS and the other manufacturers of the equipment that is alleged to infringe. ARRIS is party to a joint defense agreement with respect to one of the lawsuits and has various understandings with the defendants in the remaining lawsuits with respect to cost sharing. In June 2007, the Judicial Panel of multi district litigation issued an order centralizing the litigation for administrative purposes in the District Court for Delaware. In November 2007, ARRIS, Cisco, Motorola and other suppliers filed a declaratory judgment action in the District Court of Delaware seeking to have the court declare the patents invalid and not infringed. After a favorable Markman hearing, Rembrandt reduced the number of asserted patents from eight to four with leave to reassert under certain circumstances. It is premature to assess the likelihood of a favorable outcome. In the event of an adverse outcome, ARRIS could be required to indemnify its customers, pay royalties, and/or cease using certain technology. Also, an adverse outcome may require a change in the DOCSIS® standards to avoid using the patented technology.
In connection with our acquisition of C-COR, ARRIS on October 31, 2007, was named as the defendant in a suit entitled CIBC World Market Corp. vs. ARRIS Group, Inc., Action No. 603605/2007, in the Supreme Court of the State of New York, New York County. This suit was settled, and the settlement cost was included in operating expenses for the three months ended March 31, 2009.
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
In January and February 2008, Verizon Services Corp. filed separate lawsuits against various affiliates of Cox and against Charter, in the District Courts for the Eastern District of Virginia and for the Eastern District of Texas respectively, alleging infringement of eight patents. In the Verizon v. Cox suit, the jury issued a verdict in favor of Cox, finding non-infringement in all patents and invalidating two of Verizon’s patents. Verizon has filed a notice of appeal. The suit against Charter is still pending, and trial is anticipated to take place in 2010. Verizon and Comcast have reached a settlement of the subject patents. It is premature to assess the likelihood of a favorable outcome of the Charter case or Cox appeal; though the Cox outcome at trial increases the likelihood of a favorable Charter outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify Charter and Cox, pay royalties and/or cease utilizing certain technology.
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
Note 18. Purchases of ARRIS Common Stock
During the first quarter of 2008, ARRIS publicly announced that its Board of Directors had authorized a plan (the “2008 Plan”) for the Company to purchase up to $100 million of the Company’s common stock. ARRIS repurchased 13 million shares at an average price of $5.84 per share for an aggregate consideration of approximately $76 million during the first quarter of 2008. The remaining authorized amount of $24 million was not purchased.
During the first quarter of 2009, ARRIS’ Board of Directors authorized a new plan (the “2009 Plan”), which replaced the 2008 Plan, for the Company to purchase up to $100 million of the Company’s common stock. The Company did not purchase any shares under the 2009 Plan during the first quarter of 2009.

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
We operate our business in three segments:
•	Broadband Communications Systems (“BCS”)

•	Access, Transport and Supplies (“ATS”)

•	Media & Communications Systems (“MCS”)
A detailed description of each segment is contained in “Our Principal Products” in our Form 10-K for the year ended December 31, 2008.
Our Strategy and Key Highlights
Our long-term business strategy “Convergence Enabled” includes the following key elements:
•	Maintain a strong capital structure, mindful of our 2013 debt maturity, share repurchase opportunities and other capital needs including mergers and acquisitions.

•	Grow our current business into a more complete portfolio including a strong video product suite.

•	Continue to invest in the evolution toward enabling true network convergence onto an all IP platform.

•	Continue to expand our product/service portfolio through internal developments, partnerships and acquisitions.

•	Expand our international business and begin to consider opportunities in markets other than cable.

•	Continue to invest in and evolve the ARRIS talent pool to implement the above strategies.
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
Below are some key highlights and trends relative to our first quarter 2009:
Financial Highlights
•	Earnings per diluted share increased to $0.10 in the first quarter 2009 as compared to $0.03 in the first quarter 2008 despite a 7% decline in sales.

•	Gross margin percentage increased 6.5 percentage points year over year to 37.7% in the first quarter 2009 reflecting a stronger product mix notably higher sales of our higher margin CMTS product line.

•	We ended the first quarter 2009 with $424.4 million of cash & short-term investments. We generated approximately $13.8 million of cash from operating activities in the quarter.

•	We used $10.6 million of cash to retire $15.0 million principal amount of our convertible debt which represented a 29% discount. The Company also wrote off approximately $0.2 million of deferred finance fees associated with the portion of the notes retired. We recorded a pre-tax net gain of $4.2 million as a result of the retirement.

•	We ended the first quarter with an order backlog of approximately $155 million and a book-to-bill ratio of 1.16. Both order backlog and book-to-bill are up relative to the first and fourth quarters of 2008.

Product Line Highlights
•	CMTS
o	Downstream port shipments were 24,516 in the first quarter of 2009

o	DOCSIS 3.0 equipment has had wide market acceptance

o	Key wins occurred in Korea, Japan and North America

o	Worldwide market share improved in the fourth quarter of 2008 (source: Infonetics)
•	CPE
o	1.3 million EMTAs were shipped in the first quarter of 2009. We have retained number one market share for 16 consecutive quarters (source: Infonetics)

o	We have twice as large a market share as our nearest competitor in the fourth quarter of 2008

o	We increased shipments of Multi-line and Wireless Gateways in the first quarter of 2009

o	DOCSIS 3.0 CPE shipments increased over fourth quarter of 2008, but we still expect more significant transition to this product later in 2009
•	Access, Transport & Supplies
o	Business continues to be impacted by macro economics which resulted in lower sales year over year and sequentially

o	Product mix and lower volumes impacted margins
•	Media & Communications Systems
o	We have seen strong acceptance of WorkAssure projects

o	Won a new WorkAssure customer in Latin America in the first quarter of 2009

o	Experienced mix shift toward On-Demand and Ad insertion in the first quarter of 2009

o	Introduced two new video distribution platforms
Significant Customers
The vast majority of our sales are to cable system operators worldwide. As the U.S. cable industry continued a trend toward consolidation, the six largest MSOs controlled approximately 89.9% of the triple play Revenue Generating Units (“RGU”) within the U.S. cable market (according to Dataxis in the third quarter 2008), thereby making our sales to those MSOs critical to our success. Our sales are substantially dependent upon a system operator’s selection of ARRIS’ network equipment, demand for increased broadband services by subscribers, and general capital expenditure levels by system operators. Our two 10% customers (including their affiliates, as applicable) are Comcast and Time Warner Cable. Over the past year, certain customers’ beneficial ownership may have changed as a result of mergers and acquisitions. Therefore, the revenue for ARRIS’ customers for prior periods has been adjusted to include the affiliates currently understood to be under common control. A summary of sales to these customers for the three month periods ended March 31, 2009 and 2008 are set forth below (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Comcast and affiliates	$65,210	$34,226
% of sales	25.7%	12.5%

Time Warner Cable and affiliates	$49,083	$70,921
% of sales	19.4%	25.9%

Comparison of Operations for the Three Months Ended March 31, 2009 and 2008
Net Sales
The table below sets forth our net sales for the three months ended March 31, 2009 and 2008, for each of our segments (in thousands):

	Net Sales
	Three Months Ended		Increase (Decrease) -
	March 31,		2009 vs. 2008
	2009	2008	$	%
Business Segment:
Broadband Communications Systems	$194,131	$189,637	$4,494	2.4%
Access, Transport & Supplies	42,990	72,894	(29,904)	(41.0)%
Media & Communications Systems	16,397	10,975	5,422	49.4%

Total sales	$253,518	$273,506	$(19,988)	(7.3)%

The table below sets forth our domestic and international sales for the three months ended March 31, 2009 and 2008 (in thousands):

	Net Sales
	Three Months Ended		Increase (Decrease) -
	March 31,		2009 vs. 2008
	2009	2008	$	%
Domestic sales	$186,025	$188,743	$(2,718)	(1.4)%
International sales	67,493	84,763	(17,270)	(20.4)%

Total sales	$253,518	$273,506	$(19,988)	(7.3)%

Broadband Communication Systems Net Sales 2009 vs. 2008
During the first quarter of 2009, sales of our BCS segment products increased by approximately 2.4% as compared to the first quarter of 2008. This increase in sales primarily resulted from:
•	Higher sales to Comcast of both CMTS and EMTAs. Sales to Comcast were lower in the first quarter of 2008 as they awaited the launch of our DOCSIS 3.0 product in the third quarter of 2008.

•	Comcast sales were partially offset by decreases in sales to several customers, notably Charter and Liberty Media International.
Access, Transport and Supplies Net Sales 2009 vs. 2008
Access, Transport and Supplies segment revenue decreased by approximately 41.0% in the first quarter of 2009, as compared to the first quarter of 2008. The decrease was primarily the result of the reduced spending by cable operators as a result of the slowdown of the US economy, and in particular new housing construction that drives capital equipment spending for plant upgrades and rebuilds by cable operators.
Media & Communication Systems Net Sales 2009 vs. 2008
During the first quarter of 2009, sales of our MCS segment products increased by approximately 49.4% as compared to the first quarter of 2008. This increase in sales primarily reflects the build-up of deferred revenue throughout 2008. The deferred revenue acquired from C-COR acquisition was marked to fair value at the date of the acquisition and rebuilt through 2008.

Gross Margin
The table below sets forth our gross margin for the three months ended March 31, 2009 and 2008, for each of our reporting segments (in thousands):

	Gross Margin $
	Three Months Ended		Increase (Decrease)
	March 31,		2009 vs. 2008
	2009	2008	$	%
Business Segment:
Broadband Communications Systems	$78,921	$57,991	$20,930	36.1%
Access, Transport and Supplies	9,268	21,876	(12,608)	(57.6)%
Media & Communications Systems	7,321	5,381	1,940	36.1%

Total	$95,510	$85,248	$10,262	12.0%

The table below sets forth our gross margin percentages for the three months ended March 31, 2009 and 2008, for each of our business segments:

	Gross Margin %
			Percentage Point
	Three Months Ended		Increase
	March 31,		(Decrease)
	2009	2008	2009 vs. 2008
Business Segment:
Broadband Communications Systems	40.7%	30.6%	10.1
Access, Transport and Supplies	21.6%	30.0%	(8.4)
Media & Communications Systems	44.6%	49.0%	(4.4)
Total	37.7%	31.2%	6.5
Broadband Communications Systems Gross Margin 2009 vs. 2008
Broadband Communications Systems segment gross margin dollars and percentage increased year over year:
•	The increase in gross margin dollars was primarily the result of higher sales and product mix.

•	The increase in gross margin percentage in the first quarter of 2009 as compared to the first quarter of 2008 primarily reflects product mix, as we sold more CMTS products and fewer EMTA products. CMTS products carry a higher gross margin percentage than the EMTA products.
Access, Transport and Supplies Gross Margin 2009 vs. 2008
The Access, Transport and Supplies segment gross margin dollars and percentage decreased year over year:
•	The decrease in gross margin dollars was primarily the result of a decrease in sales.

•	The decrease in gross margin percentage was primarily the result of both a change in product mix and a decrease in sales. Access and Transport sales decreased proportionally more than the Supplies sales decreased, in particular the higher gross margin optics gear.
Media & Communications Systems Gross Margin 2009 vs. 2008
Media & Communications Systems segment gross margin dollars increased as gross margin percentage decreased year over year:
•	The increase in gross margin dollars was primarily the result of increased sales.

•	The decrease in gross margin percentage was primarily the result of product mix.

Operating Expenses
The table below provides detail regarding our operating expenses (in thousands):

	Operating Expenses
	Three Months Ended		Increase (Decrease) — 2009
	March 31,		vs. 2008
	2009	2008	$	%
Selling general and administrative	$35,343	$36,982	$(1,639)	(4.4)%
Research and development	28,395	28,122	273	1.0%
Restructuring	120	405	(285)	(70.4)%
Amortization of intangible assets	9,263	13,254	(3,991)	(30.1)%

Total	$73,121	$78,763	$(5,642)	(7.2)%

Selling, General, and Administrative, or SG&A, Expenses
The year over year decrease in SG&A expense reflects:
•	The synergies we achieved during 2008 primarily related to the C-COR acquisition.

•	The decrease achieved by the synergies was partially offset by an increase in legal costs of approximately $1.2 million associated with patent and other litigation matters.
Research & Development Expenses
We continue to aggressively invest in research and development. Our primary focus is on products that allow MSOs to capture new revenues and reduce operating costs. The research and development expenses increased slightly as compared to first quarter 2008.
Restructuring Charges
On a quarterly basis, we review our existing restructuring accruals and make adjustments if necessary. For the first three months of 2009 and 2008, we recorded increases to the accruals $0.1 million and $0.4 million, respectively. The $0.4 million recorded in the first quarter 2008 related to severance for the C-COR acquisition and changes in estimates associated with real estate leases.
Amortization of Intangibles
Intangibles amortization expense for the three months ended March 31, 2009 and 2008 was $9.3 million and $13.3 million, respectively. Our intangible expense in 2009 and 2008 is related to the acquisitions of Auspice Corporation in August of 2008 and C-COR Incorporated in December of 2007. The decline reflects the completion of the amortization of the C-COR order backlog in 2008.
Goodwill Impairment
Goodwill impairment for the three months ended March 31, 2009 and 2008 was $0 for each period. We recorded a noncash goodwill impairment charge of $128.9 million and $80.4 million related to the ATS and MCS reporting units, respectively, during the fourth quarter of 2008. We continue to monitor our assessments of goodwill, particularly in light of the current economic climate, most notably with respect to the ATS segment. For the first quarter of 2009, we concluded that indicators of potential impairment did not exist. As the ongoing expected cash flows and carrying amounts of our remaining goodwill are assessed, changes in the economic conditions, changes to our business strategy, changes in operating performance or other indicators of impairment could cause us to realize additional impairment charges in the future.
Other Expense (Income)
Interest Expense
Interest expense for the first quarter 2009 and 2008 was $4.5 million and $4.0 million, respectively. Interest expense reflects interest and the amortization of a portion of the deferred finance fees primarily associated with our $276.0 million 2% convertible subordinated notes. It also includes the non-cash interest expense recorded in accordance with FSP ABP 14-1, Accounting for Convertible Debt Instruments That May be Settle in Cash Upon Conversion (including Partial Cash Settlement). See Note 2 and Note 11 of Notes to the Consolidated Financial Statements.
Loss (Gain) in Foreign Currency
During the first quarter 2009, we recorded a foreign currency loss of approximately $1.0 million. During the first quarter 2008, we recorded a foreign currency gain of approximately $1.0 million. The gains and losses are primarily driven by the fluctuation of the value of the euro, as compared to the U.S. dollar, as we had several European customers whose receivables and collections are denominated in euros. We have implemented a hedging strategy to mitigate the monetary exchange fluctuations from the time of invoice to the time of payment, and have occasionally entered into forward contracts based on a percentage of expected foreign currency receipts.
Interest Income
Interest income during the first quarter of 2009 and 2008 was $385 thousand and $2.7 million, respectively. The income reflects interest earned on cash, cash equivalents and short term investments. Interest income decreased year over year as result of lower interest rates earned in 2009 as compared to 2008.
Other Income
Other income for the three months ended March 31, 2009 and 2008 was $103 thousand and $36 thousand, respectively.
Income Taxes
In the three months ended March 31, 2009 and 2008, we recorded income tax expense of $8.4 million and $2.3 million, respectively. See Note 16 of the Notes to the Consolidated Financial Statements for additional information about income taxes.

Financial Liquidity and Capital Resources
Overview
One of our key strategies is to maintain and improve our capital structure. The key metrics we focus on are summarized in the table below:
Liquidity & Capital Resources Data

	Three Months Ended March 31,
	2009	2008
	(in thousands, except DSO and turns)
Key Working Capital Items
Cash provided by operating activities	$13,845	$30,515
Cash, cash equivalents, and short-term investments	$424,432	$293,028
Accounts receivable, net	$155,792	$172,719
Days Sales Outstanding (“DSOs”)	57	57
Inventory	$120,774	$122,361
Inventory turns	5.0	5.9

Convertible notes at face value*	$261,050	$276,000

Capital Expenditures	$5,066	$6,429

*	The face value of our convertible notes will not agree to the amount on our balance sheet as a result of the accounting treatment in accordance with FSP APB 14-1. See Notes 2 and 11 of Notes to the Consolidated Financial Statements for more details.
Accounts Receivable & Inventory
We use the number of times per year that inventory turns over (based upon sales for the most recent period, or turns) to evaluate inventory management, and days sales outstanding, or DSOs, to evaluate accounts receivable management.
Accounts receivable decreased in the first quarter of 2009 as compared to 2008 as a result of lower sales during the quarter. The DSOs remained unchanged year over year.
Inventory decreased in the first quarter of 2009 as compared to the first quarter of 2008 by approximately $1.6 million. Declines in our inventory levels of the ATS and MCS segments were partially offset with a modest increase in the BCS segment. Inventory turns in the first quarter of 2009 were 5.0 as compared to 5.9 in the same period of 2008. The decrease in turns relates to a couple factors:
•	With the market driven decline in the ATS sales, inventory was not reduced at a similar rate resulting in higher inventory turns for this segment. We anticipate that inventory turns for the ATS segment will improve over the next several quarters.

•	Despite a year over year increase in BCS segment sales of $4.5 million, the cost of goods sold decreased by approximately $16.4 million reflecting a shift in product mix. This resulted in lower inventory turns for the BCS segment year over year.
Summary of Current Liquidity Position and Potential for Future Capital Raising
We believe our current liquidity position, where we have approximately $424 million of cash, cash equivalents, and short-term investments on hand as of March 31, 2009, together with the prospects for continued generation of cash from operations are adequate for our short- and medium-term business needs. We may in the future elect to repurchase additional shares of our common stock or additional principal amounts of our outstanding convertible notes. In addition, a key part of our overall long-term strategy may be implemented through additional acquisitions, and a portion of these funds may be used for that purpose. Should our available funds be insufficient for those purposes, it is possible that we will raise capital through private, or public, share or debt offerings. Absent a major acquisition, we do not anticipate a need to access the capital markets in 2009.
Commitments
Our contractual obligations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008. There has been no material change to our contractual obligations during the first quarter of 2009.
Cash Flow
Below is a table setting forth the key line items of our Consolidated Statements of Cash Flows (in thousands):

	For the Three Months Ended
	March 31,
	2009	2008
Cash provided by operating activities	$13,845	$30,515
Cash provided by (used in) investing activities	(13,330)	3,216
Cash (used in) financing activities	(11,471)	(114,013)

Net decrease in cash	$(10,956)	$(80,282)

Operating Activities:
Below are the key line items affecting cash provided by (used in) operating activities (in thousands):

	For the Three Months Ended
	March 31,
	2009	2008
Net income	$12,882	$3,829
Adjustments to reconcile net income to cash provided by operating activities	20,907	17,382

Net income including adjustments	33,789	21,211
Decrease/(increase) in accounts receivable	3,645	(5,336)
Decrease in inventory	8,978	10,245
(Decrease) /increase in accounts payable and accrued liabilities	(35,789)	9,300
All other — net	3,222	(4,905)

Cash provided by operating activities	$13,845	$30,515

Net income including adjustments increased $12.6 million during the first quarter of 2009 as compared to 2008. Our net income before adjustments to net income increased approximately $9.1 million in the first quarter 2009 as compared to 2008. The adjustments to reconcile net income to cash provided by operating activities increased approximately $3.5 million during the first quarter of 2009 as compared to the same period in 2008. This increase was related to primarily three factors: (1) a gain of $4.2 million associated with the redemption of a portion of our convertible debt, (2) a decrease in intangible amortization of $4.0 million in the first quarter of 2009 as compared to 2008 as the order backlog acquired from C-COR was fully amortized during the first half of 2008, and (3) the net deferred tax asset increased by $6.4 million during the first quarter of 2008 as compared to a net decrease in the net deferred tax asset of $4.7 million during the first quarter of 2009.
Accounts receivable decreased in the first quarter of 2009 and increased in the first quarter 2008. These moderate changes related to the level of sales and the timing of sales during the quarters.
Inventory decreased in the first quarter of both 2009 and 2008. During 2009 the decrease was due to timing and an effort to reduce our inventory levels.
The decline in accounts payable and accrued liabilities in 2009 reflects the payment of the annual bonus in the first quarter coupled with normal timing variations associated with payments of accounts payable. In 2008, accounts payable and accrued liabilities increased as a result of the build-up of deferred revenue from the MCS segment. The deferred revenue acquired from C-COR during the acquisition was marked to fair value at the date of acquisition. The increase in deferred revenue was partially offset by the payment of the annual bonus in the first quarter of 2008.
Investing Activities:
Below are the key line items affecting investing activities (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Capital expenditures	$(5,066)	$(6,429)
Cash paid for acquisition	(200)	(4,192)
Cash proceeds from sale of property, plant & equipment	—	224
Purchases of short-term investments	(23,870)	(16,887)
Disposals of short-term investments	15,806	30,500

Cash provided by (used in) investing activities	$(13,330)	$3,216

     Capital Expenditures —
Capital expenditures are mainly for test equipment, manufacturing equipment, leasehold improvements, computer equipment, and business application software. We anticipate investing approximately $20 million in fiscal year 2009.
     Cash Paid for Acquisition —
This represents the cash payments made during the quarter related to the C-COR acquisition, net of cash acquired.
     Purchases and Disposals of Short-Term Investments —
This represents purchases and disposals of short-term securities.
Financing Activities:
Below are the key line items affecting our financing activities (in thousands):

	For the Three Months Ended
	March 31,
	2009	2008
Payment of debt and capital lease obligations	$(10,592)	$(35,097)
Repurchase of common stock	—	(75,960)
Excess income tax benefits from stock-based compensation plans	431	—
Repurchase of shares to satisfy tax withholdings	(1,807)	(239)
Proceeds from issuance of common stock, net	497	(2,717)

Cash (used in) financing activities	$(11,471)	$(114,013)

Payment of Debt and Capital Lease Obligation —
During the first quarter of 2009, we purchased $15 million of face value of our convertible debt for approximately $10.6 million. The Company also wrote off approximately $0.2 million of deferred finance fees associated with the portion of the notes retired. The Company realized a gain of approximately $4.2 million on the retirement of the convertible notes. As part of the C-COR acquisition in December 2007, we assumed $35.0 million of 3.5% senior unsecured convertible notes due on December 31, 2009. We redeemed the notes were on January 14, 2008.
Repurchase of Common Stock —
During the first quarter of 2008, ARRIS publicly announced that its Board of Directors had authorized a plan (the “2008 Plan”) for the Company to purchase up to $100 million of the Company’s common stock. ARRIS repurchased 13 million shares at an average price of $5.84 per share for an aggregate consideration of approximately $76 million during the first quarter of 2008. The remaining authorized amount of $24 million was not purchased.
During the first quarter of 2009, ARRIS’ Board of Directors authorized a new plan (the “2009 Plan”), which replaced the 2008 Plan, for the Company to purchase up to $100 million of the Company’s common stock. The Company did not purchase any shares under the 2009 Plan during the first quarter of 2009.
Repurchase of Shares to Satisfy Tax Withholdings—
This represents the minimum shares withheld to satisfy the tax withholding when restricted stock vests.
Excess Income Tax Benefits from Stock-Based Compensation Plans
This represents the cash that otherwise would have been paid for income taxes if increases in the value of equity instruments also had not been deductible in determining taxable income.
Proceeds from Issuance of Common Stock, Net
Represents expenses paid related to the issuance of stock for the C-COR acquisition, offset with cash proceeds related to the exercise of stock options by employees.
Interest Rates
As of March 31, 2009, we did not have any floating rate indebtedness or outstanding interest rate swap agreements.
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
ARRIS executes letters of credit in favor of certain landlords and vendors to guarantee performance on lease and insurance contracts. Additionally, we have cash collateral account agreements with our financial institutions as security against potential losses with respect to our foreign currency hedging activities. The letters of credit and cash collateral accounts are reported as restricted cash. As of March 31, 2009 and December 31, 2008, we had approximately $4.6 million and $5.7 million outstanding, respectively, of cash collateral.
Cash, Cash Equivalents, and Investments
Our cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) are primarily held in money market funds that pay either taxable or non-taxable interest. We hold short-term investments consisting of debt securities classified as available-for-sale, which are stated at estimated fair value. These debt securities consist primarily of commercial paper, certificates of deposits, and U.S. government agency financial instruments. Additionally, as of March 31, 2009, we had approximately $4.9 million of a single auction rate security outstanding at fair value, classified as a trading security within our long-term investments. Because it has failed at auction, we are uncertain of when we will be able to liquidate the security. However, the Company has been provided the option to sell the security to a major financial institution at par on June 30, 2010. Therefore, ARRIS has classified the investment at long-term. The security is a single student loan issue rated AAA and is substantial guaranteed by the federal government. Applying the provision of SFAS 157, we analyzed the fair value of the security as of March 31, 2009. We have concluded that the fair value is approximately $4.9 million (including the fair value of the put options), which compares to a face value of $5.0 million. We will continue to evaluate the fair value of this security and mark it to market accordingly.
From time to time, we held certain investments in the common stock of publicly-traded companies, which were classified as available-for-sale. As of March 31, 2009 and December 31, 2008 our holdings in these investments were immaterial. Changes in the market value of these securities are typically recorded in other comprehensive income and gain or losses on related sales of these securities are recognized in income.
On January 1, 2008, ARRIS adopted SFAS No. 157, Fair Value Measurements, for its financial assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. See Note 4 of Notes to the Consolidated Financial statement for disclosures related to the fair value of our investments.
The Company has a deferred compensation plan that was available to certain current and former officers and key executives of C-COR. During 2008, this plan was merged into a new non-qualified deferred compensation plan which is also available to key executives of the Company. Employee compensation deferrals and matching contributions are held in a rabbi trust, and are accounted for in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. A rabbi trust is a funding vehicle used to protect the deferred compensation from various events (but not from bankruptcy or insolvency).
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
Capital Expenditures
Capital expenditures are made at a level designed to support the strategic and operating needs of the business. ARRIS’ capital expenditures were $5.1 million in the first quarter 2009 as compared to $6.4 million in the first quarter 2008. Management expects to invest approximately $20 million in capital expenditures for the fiscal year 2009.
Critical Accounting Estimates
The accounting and financial reporting policies of the ARRIS are in conformity with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management has discussed the development and selection of the Company’s critical accounting estimates with the audit committee of the Company’s Board of Directors and the audit committee has reviewed the Company’s related disclosures. Our critical accounting policies and estimates are disclosed extensively in our Form 10-K for the year ended December 31, 2008, as filed with the SEC. Our critical accounting estimates have not changed in any material respect during the three months ended March 31, 2009.

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
We have had investments in auction rate securities that are classified as “available-for-sale” securities. As of March 31, 2009 and December 31, 2008, we held one auction rate security of $5.0 million. Although these securities have maturity dates of 15 to 30 years, they have characteristics of short-term investments as the interest rates reset every 7, 28, or 35 days and we have the potential to liquidate them in an auction process. Due to the short duration of these investments, a movement in market interest rates would not have a material impact on our operating results. However, it is possible that a security will fail to reprice at the scheduled auction date. In these instances, we are entitled to receive a penalty interest rate above market and the auction rate security will be held until the next scheduled auction date. ARRIS’ auction rate security of $5.0 million has continued to fail at auction, resulting in ARRIS continuing to hold this security. Due to the current market conditions and the failure of the auction rate security to reprice, beginning in the second quarter of 2008, we recorded changes in the fair value of the instrument as an impairment charge in the Statement of Operations in the gain (loss) on investment line. This particular security was held as of March 31, 2009 as a trading security within long-term investments with a fair market value of $4.9 million (including the fair value of the put option). ARRIS may not be able to liquidate this security until a successful auction occurs, or alternatively, we have been provided the option to sell the security to a major financial institution at par on June 30, 2010. During the quarter ended March 31, 2009, we recorded an increase in fair value of $15 thousand.
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
We have certain international customers who are billed in their local currency. Changes in the monetary exchange rates may adversely affect our results of operations and financial condition. To manage the volatility relating to these typical business exposures, we may enter into various derivative transactions, when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. The euro and the yen are the predominant currencies of those customers who are billed in their local currency. Taking into account the effects of foreign currency fluctuations of the euro and the yen versus the dollar, a hypothetical 10% weakening of the U.S. dollar (as of December 31, 2008) would provide a gain on foreign currency of approximately $1.9 million. Conversely, a hypothetical 10% strengthening of the U.S. dollar would provide a loss on foreign currency of approximately $1.9 million. There were no material changes in this market risk since December 31, 2008. The actual impact of foreign exchange rate changes will depend on, among other factors, the timing of rate changes and changes in the volume and mix of the our business. As of March 31, 2009, we had no material contracts, other than accounts receivable, denominated in foreign currencies.
We regularly review our forecasted sales in euros and enter into option contracts when appropriate. In the event that we determine a hedge to be ineffective prior to expirations earnings may be effected by the change in the hedge value. As of March 31, 2009, we had option collars outstanding with notional amounts totaling $6.0 million euros, which mature through 2009. As of March 31, 2009, we had forward contracts outstanding with notional amounts totaling $29.5 million euros, which mature in 2009 and $4.5 million euros maturing in 2010. The fair value of these option collars and forward contracts was a net asset of approximately $0.8 million as of March 31, 2009.
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
Commencing in 2005, Rembrandt Technologies, LP filed a series of lawsuits against Charter Communications, Inc, Time Warner Cable, Inc., Comcast Corporation and others alleging infringement of eight (8) patents related to the cable systems operators’ use of data transmission, video, cable modem, voice-over-internet, and other technologies and applications. Although ARRIS is not a defendant in any of these lawsuits, its customers are, and its customers either have requested indemnification from, or may request indemnification or cooperation with the defense costs from, ARRIS and the other manufacturers of the equipment that is alleged to infringe. ARRIS is party to a joint defense agreement with respect to one of the lawsuits and has various understandings with the defendants in the remaining lawsuits with respect to cost sharing. In June 2007, the Judicial Panel of multi district litigation issued an order centralizing the litigation for administrative purposes in the District Court for Delaware. In November 2007 ARRIS, Cisco, Motorola and other suppliers filed a declaratory judgment action in the District Court of Delaware seeking to have the court declare the patents invalid and not infringed. After a favorable Markman hearing, Rembrandt reduced the number of asserted patents from eight to four with leave to reassert under certain circumstances. It is premature to assess the likelihood of a favorable outcome. In the event of an adverse outcome, ARRIS could be required to indemnify its customers, pay royalties, and/or cease using certain technology. Also, an adverse outcome may require a change in the DOCSIS® standards to avoid using the patented technology.
In connection with our acquisition of C-COR, Inc., ARRIS on October 31, 2007, was named as the defendant in a suit entitled CIBC World Market Corp. vs. ARRIS Group, Inc., Action No. 603605/2007, in the Supreme Court of the State of New York, New York County. This suit was settled, and the settlement cost was included in operating expenses for the quarter ended March 31, 2009.
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
In January and February 2008, Verizon Services Corp. filed separate lawsuits against various affiliates of Cox and against Charter, in the District Courts for the Eastern District of Virginia and for the Eastern District of Texas respectively, alleging infringement of eight patents. In the Verizon v. Cox suit, the jury issued a verdict in favor of Cox, finding non-infringement in all patents and invalidating two of Verizon’s patents. Verizon has filed a notice of appeal. The suit against Charter is still pending, and trial is anticipated to take place in 2010. Verizon and Comcast have reached a settlement of the subject patents. It is premature to assess the likelihood of a favorable outcome of the Charter case or Cox appeal; though the Cox outcome at trial increases the likelihood of a favorable Charter outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify Charter and Cox, pay royalties and/or cease utilizing certain technology.
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
Our performance is dependent on customers’ capital spending for constructing, rebuilding, maintaining or upgrading broadband communications systems. Capital spending in the telecommunications industry is cyclical and can be curtailed or deferred on short notice. A variety of factors affect the amount of capital spending and, therefore, our sales and profits, including:
•	general economic conditions;

•	customer specific financial or stock market conditions;

•	availability and cost of capital;

•	governmental regulation;

•	demand for network services;

•	competition from other providers of broadband and high speed services;

•	technological change;

•	new housing starts;

•	acceptance of new services offered by our customers; and

•	real or perceived trends or uncertainties in these factors.
Several of our customers have accumulated significant levels of debt. These high debt levels, coupled with the current turbulence and uncertainty in the capital markets, have affected the market values of domestic cable operators and may impact their access to capital in the future. Even if the financial health of our customers remains intact, we cannot assure you that these customers may not purchase new equipment at levels we have seen in the past or expect in the future. During the later part of 2008 and continuing into 2009, the economy and financial markets have been heavily impacted by housing market disruptions and foreclosures as well as the recent material credit market disruptions. One major MSO, Charter Communications, recently filed for bankruptcy protection, and others may do so in due course. We cannot predict the impact if any of the recent financial market turmoil, or of specific customer financial challenges on our customer’s upgrade and maintenance expenditures.
The markets in which we operate are intensely competitive, and competitive pressures may adversely affect our results of operations.
The markets for broadband communication products and services are extremely competitive and dynamic, requiring the companies that compete in these markets to react quickly and capitalize on change. This requires us to retain skilled and experienced personnel as well as to deploy substantial resources toward meeting the ever-changing demands of the industry. We compete with national and international manufacturers, distributors and wholesalers including many companies that are larger than we are. Our major competitors include:
•	Ambit Microsystems;

•	Aurora Networks;

•	BigBand Networks;

•	Cisco Systems, Inc.;

•	Commscope, Inc;

•	Concurrent Computer Corporation;

•	Ericsson (TandbergTV);

•	Harmonic, Inc.;

•	Motorola, Inc.;

•	SeaChange, Inc.;

•	Thomson; and

•	TVC Communications, Inc.
In some instances, notably our software products, our customers themselves may be our competition as they may develop their own software. The rapid technological changes occurring in the broadband markets may lead to the entry of new competitors, including those with substantially greater resources than our own. Because the markets in which we compete are characterized by rapid growth and, in some cases, low barriers to entry, smaller niche market companies and start-up ventures also may become principal competitors in the future. Actions by existing competitors and the entry of new competitors may have an adverse effect on our sales and profitability. The broadband communications industry is further characterized by rapid technological change. In the future, technological advances could lead to the obsolescence of some of our current products, which could have a material adverse effect on our business.
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
We have substantial goodwill.
Our financial statements reflect substantial goodwill, approximately $231.7 million as of March 31, 2009, that was recognized in connection with the acquisitions that we have made. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets, we annually (and more frequently if changes in circumstances indicate that the asset may be impaired) review the carrying amount of our goodwill in order to determine whether it has been impaired for accounting purposes. In general, if the fair value of the corresponding reporting unit is less that the carrying value of the goodwill, we record an impairment charge. The determination of fair value is dependent upon a number of factors, including assumptions about future cash flows and growth rates that are based on our current and long-term business plans. In 2008, we recorded an impairment charge to our goodwill of approximately $209.3 million. As the ongoing expected cash flows and carrying amounts of our remaining goodwill are assessed, changes in the economic conditions, changes to our business strategy, changes in operating performance or other indicators of impairment could cause us to realize an additional impairment charge in the future.

Our business comes primarily from a few key customers. The loss of one of these customers or a significant reduction in sales to one of these customers would have a material adverse effect on our business.
Our two largest customers (including their affiliates, as applicable) are Comcast, and Time Warner Cable. For the quarter ended March 31, 2009, sales to Comcast accounted for approximately 25.7%, and sales to Time Warner Cable accounted for approximately 19.4% of our total revenue. The loss of any of these customers, or one of our other large customers, or a significant reduction in the products or services provided to any of them would have a material adverse impact on our business. For each of these customers, we also are one of their largest suppliers. A consequence of that, if from time-to-time customers elect to purchase products from our competitors in order to diversify their supplier base and to dual-source key products or to curtail purchasing due to budgetary or market conditions, such decisions could have material consequences to our business. In addition, because of the magnitude of our sales to these customers the terms and timing of our sales are heavily negotiated, and even minor changes can have a significant impact upon or business.
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
Rapidly changing technologies, evolving industry standards, frequent new product introductions and relatively short product life cycles characterize the markets for our products. The technology applications that we currently are developing may not be ultimately successful. Even if the products in development are successfully brought to market, they may not be widely used or we may not be able to successfully capitalize on their technology. To compete successfully, we must quickly design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance and reliability. However, we may not be able to successfully develop or introduce these products if our products:
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
We prepare our financial statements in accordance with U.S. generally accepted accounting principles. These principles periodically are modified by the Financial Accounting Standards Board and other governing authorities, and those changes can impact how we report our results of operations, cash flows and financial positions. For instance, the FASB recently announced that it has modified, the accounting principles that govern the reporting of interest expense with respect to certain convertible indebtedness, such as the convertible notes that we have outstanding. The consequence of this resulted in an increase in our interest expense and a restatement of interest expense for prior periods. These changes could be significant.
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
Item 6. EXHIBITS

Exhibit No.	Description of Exhibit

10.24*	Form of Restricted Stock Agreement

10.25*	Form of Restricted Stock Unit

31.1	Section 302 Certification of Chief Executive Officer, filed herewith

31.2	Section 302 Certification of Chief Financial Officer, filed herewith

32.1	Section 906 Certification of Chief Executive Officer, filed herewith

32.2	Section 906 Certification of Chief Financial Officer, filed herewith

SIGNATURES
Pursuant to the requirements the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARRIS GROUP, INC.
/s/ David B. Potts
David B. Potts
Executive Vice President, Chief Financial Officer, Chief Accounting Officer, and Chief Information Officer

Dated: May 8, 2009