Form 10-Q
period 2009-06-30
ARRIS GROUP INC
filed 2009-08-10
CIK 1141107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
For the quarter ended June 30, 2009
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
As of July 31, 2009, 125,085,460 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

ARRIS GROUP, INC.
FORM 10-Q
For the Three and Six Months Ended June 30, 2009

ii

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
ARRIS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data) (unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$476,846	$409,894
Short-term investments, at fair value	47,195	17,371

Total cash, cash equivalents and short-term investments	524,041	427,265
Restricted cash	4,552	5,673
Accounts receivable (net of allowances for doubtful accounts of $3,672 in 2009 and $3,988 in 2008)	128,482	159,443
Other receivables	5,904	4,749
Inventories (net of reserves of $18,921 in 2009 and $18,811 in 2008)	115,944	129,752
Prepaids	7,700	8,004
Current deferred income tax assets	41,166	44,004
Other current assets	12,361	19,782

Total current assets	840,150	798,672
Property, plant and equipment (net of accumulated depreciation of $101,527 in 2009 and $100,313 in 2008)	60,048	59,204
Goodwill	231,684	231,684
Intangibles (net of accumulated amortization of $171,888 in 2009 and $153,362 in 2008)	208,822	227,348
Investments	10,317	14,681
Noncurrent deferred income tax assets	3,870	12,157
Other assets	6,251	6,576

	$1,361,142	$1,350,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,859	$75,863
Accrued compensation, benefits and related taxes	20,753	27,024
Accrued warranty	5,185	5,652
Deferred revenue	43,727	44,461
Current portion of long-term debt	148	146
Current deferred income tax liability	248	1,059
Other accrued liabilities	35,852	25,410

Total current liabilities	154,772	179,615
Long-term debt, net of current portion	205,710	211,870
Accrued pension	19,665	18,820
Noncurrent income taxes payable	12,386	9,607
Noncurrent deferred income tax liabilities	33,999	41,598
Other noncurrent liabilities	15,094	15,343

Total liabilities	441,626	476,853
Stockholders’ equity:
Preferred stock, par value $1.00 per share, 5.0 million shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share, 320.0 million shares authorized; 124.7 million and 123.1 million shares issued and outstanding in 2009 and 2008, respectively	1,379	1,362
Capital in excess of par value	1,169,223	1,159,097
Treasury stock at cost, 13 million shares in 2009 and 2008	(75,960)	(75,960)
Accumulated deficit	(166,711)	(202,502)
Unrealized loss on marketable securities	(161)	(274)
Unfunded pension losses	(8,070)	(8,070)
Cumulative translation adjustments	(184)	(184)

Total stockholders’ equity	919,516	873,469

	$1,361,142	$1,350,322

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data and percentages)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008 (1)	2009	2008
Net sales	$278,521	$281,110	$532,039	$554,616
Cost of sales	161,241	188,226	319,249	376,484

Gross margin	117,280	92,884	212,790	178,132
Gross margin %	42.1%	33.0%	40.0%	32.1%
Operating expenses:
Selling, general and administrative expenses	39,128	37,046	74,471	74,028
Research and development expenses	30,143	27,662	58,538	55,784
Restructuring charges	592	175	712	580
Amortization of intangible assets	9,263	12,454	18,526	25,708

Total operating expenses	79,126	77,337	152,247	156,100
Operating income	38,154	15,547	60,543	22,032
Other expense (income):
Interest expense	4,278	4,291	8,765	8,312
Loss (gain) on investments	(512)	171	(215)	173
Interest income	(363)	(1,702)	(748)	(4,387)
Loss (gain) on foreign currency	1,570	350	2,528	(640)
Gain on debt retirement	—	—	(4,152)	—
Other expense (income), net	(522)	65	(624)	29

Income from continuing operations before income taxes	33,703	12,372	54,989	18,545
Income tax expense	10,794	4,543	19,198	6,887

Net income	$22,909	$7,829	$35,791	$11,658

Net income per common share:
Basic	$0.18	$0.06	$0.29	$0.09

Diluted	0.18	0.06	0.28	0.09

Weighted average common shares:
Basic	124,412	122,741	123,849	126,752

Diluted	128,054	124,651	126,482	128,190

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2009	2008
Operating activities:
Net income	$35,791	$11,658
Depreciation	9,962	10,095
Amortization of intangible assets	18,526	25,708
Stock compensation expense	7,454	5,391
Deferred income tax provision (benefit)	3,927	(993)
Amortization of deferred finance fees	368	381
Provision for doubtful accounts	(10)	214
Loss (gain) on disposal of fixed assets	30	(2)
Loss (gain) on investments	(215)	173
Excess tax benefits from stock-based compensation plans	(556)	—
Non-cash interest expense	5,536	5,262
Gain on debt retirement	(4,152)	—
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	30,971	(10,284)
Other receivables	(1,820)	(4,737)
Inventory	13,808	(11,210)
Income taxes payable/recoverable	1,932	(5,629)
Accounts payable and accrued liabilities	(22,863)	20,310
Prepaids and other, net	9,465	(5,402)

Net cash provided by operating activities	108,154	40,935
Investing activities:
Purchases of property, plant and equipment	(10,868)	(11,792)
Cash paid for acquisition, net of cash acquired	(200)	(4,419)
Cash proceeds from sale of property, plant and equipment	1	237
Purchases of short-term investments	(58,766)	(16,887)
Sales of short-term investments	33,937	72,480

Net cash provided by (used in) investing activities	(35,896)	39,619
Financing activities:
Payment of debt and capital lease obligations	(10,628)	(35,196)
Repurchase of common stock	—	(75,960)
Excess tax benefits from stock-based compensation plans	556	—
Employer repurchase of shares to satisfy minimum tax withholdings	(2,180)	(1,035)
Proceeds from issuance of common stock, net	6,946	(1,894)

Net cash used in financing activities	(5,306)	(114,085)
Net increase (decrease) in cash and cash equivalents	66,952	(33,531)
Cash and cash equivalents at beginning of period	409,894	323,797

Cash and cash equivalents at end of period	$476,846	$290,266

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
Note 2. Impact of Recently Issued Accounting Standards
In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective for the interim and annual periods ended after June 15, 2009, and, accordingly, the Company has adopted this statement in second quarter ended June 30, 2009. SFAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. The Company has evaluated subsequent events through the time of filing these financial statements with the SEC.
In April 2009, the FASB issued three FASB Staff Positions (“FSP”) intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidelines for estimating fair value in accordance with FAS 157. FSP FAS 115-2 and FAS 124-2, Recognition of Other-Than-Temporary Impairments, amends the other-than-temporary impairment guidance in SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, for debt securities and the presentation and disclosure requirements of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, increases the frequency of fair value disclosures. ARRIS adopted the aforementioned FSPs in the quarter ended June 30, 2009 and the adoption did not have a significant impact on its consolidated financial statements.
In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (including Partial Cash Settlement). The FSP requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The resulting debt discount is accreted over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. The adoption of FSP APB 14-1 on January 1, 2009 impacted the accounting treatment of the Company’s 2% convertible senior subordinated notes due 2026, which were issued on November 6, 2006. Upon adoption, the Company recorded an adjustment to increase additional paid-in capital as of the November 6, 2006 issuance date by approximately $87.3 million. The Company is accreting the resulting debt discount to interest expense over the estimated seven year life of the convertible notes, which represents the first redemption date of November 15, 2013 when the Company may redeem the notes at its election or the note holders may require their redemption. The Company recorded a pre-tax adjustment of approximately $23.0 million to retained earnings that represents the debt discount accretion during the years ending December 31, 2006, 2007 and 2008 and will recognize additional non-cash interest expense of $11.1 million, $11.9 million, $12.9 million, $13.9 million and $11.2 million during the years ending December 31, 2009, 2010, 2011, 2012 and 2013, respectively, for accretion of the debt discount, to the extent that the convertible notes remain outstanding. As a result of the adoption of FSP APB 14-1, the Company reduced income from continuing operations and net income for the three and six months ended June 30, 2009 by $2.7 million and $5.5 million and reduced basic and diluted earnings per share by $0.02 per share and $0.04 per share, respectively.
The following tables present the effect of the adoption of FSP APB 14-1 on the Company’s affected financial statement line items for the three and six months ended June 30, 2008 and as of December 31, 2008 (in thousands, except per share data):

	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
	As			As
	Originally	As	Increase	Originally	As	Increase
	Reported	Adjusted	(Decrease)	Reported	Adjusted	(Decrease)
Statement of Operations:
Interest expense	$1,722	$4,291	$2,569	$3,226	$8,312	$5,086
Income from continuing operations before income taxes	14,941	12,372	2,569	23,631	18,545	(5,086)
Income tax expense	5,504	4,543	(961)	8,789	6,887	(1,902)
Net income	9,437	7,829	(1,608)	14,842	11,658	(3,184)

Basic net income per share:
Income from continuing operations before income taxes	$0.12	$0.10	$(0.02)	$0.18	$0.15	$(0.03)
Basic net income per share	$0.08	$0.06	$(0.02)	$0.12	$0.09	$(0.03)

Diluted net income per share:
Income from continuing operations before income taxes	$0.12	$0.10	$(0.02)	$0.18	$0.14	$(0.04)
Diluted net income per share	$0.08	$0.06	$(0.02)	$0.12	$0.09	$(0.03)

	As of December 31, 2008
	As Originally	As	Increase
	Reported	Adjusted	(Decrease)
Balance Sheet:
Noncurrent deferred income tax assets	$11,514	$12,157	$643
Other assets	8,294	6,576	(1,718)
Long-term debt, net of current portion	276,137	211,870	(64,267)
Noncurrent deferred income tax liabilities	17,565	41,598	24,033
Capital in excess of par value	1,105,998	1,159,097	53,099
Accumulated deficit	(188,562)	(202,502)	(13,940)
Note 3. Investments
ARRIS’ investments as of June 30, 2009 and December 31, 2008 consisted of the following (in thousands):

	Fair Value
	As of June 30,	As of December 31,
	2009	2008
Current Assets:
Commercial paper	$—	$15,771
Auction rate securities	4,939	—
Certificates of deposit	10,320	—
U.S. Government agency bonds	30,336	—
Variable rate demand notes	1,600	1,600

Total classified as current assets	47,195	17,371

Noncurrent Assets:
Cash surrender value of company owned life insurance	4,714	4,527
Auction rate securities	—	4,908
Mutual funds	22	22
Money market funds	438	437
Corporate obligations	20	20
Investment in private company	4,000	4,000
SERP investments	1,123	767

Total classified as noncurrent assets	10,317	14,681

Total	$57,512	$32,052

The amortized cost basis of the Company’s investments approximates fair value. The unrealized gains and losses at June 30, 2009 and December 31, 2008 were not material.

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
The following table presents the Company’s investment assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at June 30, 2009(in thousands):

	Level 1	Level 2	Level 3	Total
Current investments	$—	$42,256	$—	$42,256
Noncurrent investments	460	5,857	—	6,317
Auction rate securities	—	—	4,939	4,939
Foreign currency contracts	174	—	—	174

Total	$634	$48,113	$4,939	$53,686

Substantially all of the Company’s short-term investments and long-term investments instruments are classified within Level 1 or Level 2 of the fair value hierarchy as they are valued using quoted market prices, market prices for similar securities, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include the Company’s investment in money market funds and mutual funds. Such instruments are generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on other observable inputs include the Company’s U.S. government agency bonds, variable rate demand notes, cash surrender value of company owned life insurance, corporate obligations and certificates of deposit. Such instruments are classified within Level 2 of the fair value hierarchy. See Note 3 for further information on the Company’s investments.
The table below includes a roll-forward of the Company’s auction rate securities that have been classified as a Level 3 in the fair value hierarchy (in thousands):

Level 3

Estimated fair value January 1, 2009	$4,909
First quarter 2009 change in fair value	15
Second quarter 2009 change in fair value	15

Estimated fair value June 30, 2009	$4,939

ARRIS had $5.0 million invested in a single issue of an auction rate security at June 30, 2009 and December 31, 2008. As of June 30, 2009, there was no active market for this auction rate security or comparable securities due to current market conditions. Therefore, until such a market becomes active, the auction rate security is classified as Level 3 within the fair value hierarchy. Due to the current market conditions and the failure of the security to reprice, beginning in the second quarter of 2008, the Company has recorded changes in the fair value of the instrument as an impairment charge in the Statement of Operations in the loss (gain) on investments line. The security was held as of June 30, 2009 as a short-term investment, classified as a trading security, with a fair market value of $4.9 million, which includes the fair value of the put option described below. The Company may not be able to liquidate this security until a successful auction occurs, or, alternatively, beginning June 30, 2010 through July 2, 2012, when the Company has the option to sell the security to a major financial institution. This security is a single student loan issue rated AAA and is substantially guaranteed by the federal government. ARRIS will continue to evaluate the fair value of its investment in this auction rate security for any further impairment.

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
The fair values of ARRIS’ derivative instruments recorded in the Consolidated Balance Sheet as of June 30, 2009 were as follows (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Other current assets	$174	Other accrued liabilities	$2,393
Prior to the adoption of SFAS No. 161 on January 1, 2009, the Company recorded its derivative instruments on a net basis on the Consolidated Balance Sheet. As of December 31, 2008, the fair value of the instruments was recorded as a net asset of $391 thousand, comprised of an asset of $1,094 thousand offset with a liability of $703 thousand.
The change in the fair values of ARRIS’ derivative instruments recorded in the Consolidated Statements of Operations during the three and six months ended June 30, 2009 and 2008 were as follows (in thousands):

		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Statement of Operations Location	2009	2008	2009	2008
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Loss (gain) on foreign currency	$2,755	$(606)	$1,675	$962

Note 6. Pension Benefits
Components of Net Periodic Pension Benefit Cost

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(in thousands)
Service cost	$245	$190	$490	$380
Interest cost	530	470	1,060	939
Expected gain on plan assets	(281)	(354)	(563)	(709)
Amortization of prior service cost	115	119	231	239
Amortization of net loss	119	—	238	—

Net periodic pension cost	$728	$425	$1,456	$849

Employer Contributions
No minimum funding contributions are required in 2009 under the Company’s defined benefit plan. However, the Company made voluntary contributions to the plan of approximately $581 thousand and $612 thousand for the three and six months ended June 30, 2009, respectively. The Company may make additional voluntary contributions in the second half of 2009. During the three and six months ended June 30, 2008, the Company made voluntary contributions to the plan of approximately $31 thousand and $60 thousand, respectively.
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
Information regarding the changes in ARRIS’ aggregate product warranty liabilities (including short-term and long-term) for the six months ended June 30, 2009 was as follows:

(in thousands)
Balance at December 31, 2008	$10,184
Accruals related to warranties (including changes in estimates)	3,304
Settlements made (in cash or in kind)	(4,318)

Balance at June 30, 2009	$9,170

Note 8. Restructuring
The Company’s restructuring activities are accounted for in accordance with Statement of Financial Accounting Standards No 146, Accounting for Costs Associated with Exit or Disposal Activities.
During the first quarter of 2004, ARRIS consolidated two facilities in Georgia, giving the Company the ability to house many of its core technology, marketing, and corporate headquarters functions in a single building. This consolidation resulted in a restructuring charge of approximately $6.2 million in 2004 related to lease commitments and the write-off of leasehold improvements and other fixed assets. ARRIS expects the remaining payments to be made by the end of the third quarter of 2009.

(in thousands)
Balance as of December 31, 2008	$545
Q1 2009 payments	(396)
Q1 2009 adjustments to accrual	41
Q2 2009 payments	(192)
Q2 2009 adjustments to accrual	86

Balance as of June 30, 2009	$84

In the fourth quarter of 2007, the Company initiated a restructuring plan related to its acquisition of C-COR, Incorporated (“C-COR”). ARRIS acquired remaining restructuring accruals of approximately $658 thousand representing C-COR contractual obligations that related to excess leased facilities. These payments will be paid over their remaining lease terms through 2014, unless terminated earlier.

(in thousands)
Balance as of December 31, 2008	$494
Q1 2009 payments	(93)
Q1 2009 adjustments to accrual	72
Q2 2009 payments	(93)
Q2 2009 adjustments to accrual	73

Balance as of June 30, 2009	$453

During the second quarter of 2009, ARRIS consolidated two facilities in Colorado. The consolidation allows the Company to combine its sales force and create a unified presence in the Denver area business community. This consolidation resulted in a restructuring charge of approximately $212 thousand in 2009 related to lease commitments and the write-off of leasehold improvements and other fixed assets. ARRIS expects the remaining payments to be made by the second quarter of 2010.

(in thousands)
Balance as of May 2009	$212
Q2 2009 payments	(74)

Balance as of June 30, 2009	$138

Note 9. Inventories
Inventories are stated at the lower of average cost, approximating first-in, first-out, or market. The components of inventory were as follows, net of reserves (in thousands):

	June 30,	December 31,
	2009	2008
Raw material	$17,791	$19,247
Work in process	4,395	4,814
Finished goods	93,758	105,691

Total net inventories	$115,944	$129,752

Note 10. Property, Plant and Equipment
Property, plant and equipment, at cost, consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
Land	$2,612	$2,612
Building and leasehold improvements	21,964	20,048
Machinery and equipment	136,999	136,857

	161,575	159,517
Less: Accumulated depreciation	(101,527)	(100,313)

Total property, plant and equipment, net	$60,048	$59,204

Note 11. Long-Term Obligations
Debt, capital lease obligations and other long-term liabilities consist of the following (in thousands):

	June 30,	December 31,
	2009	2008

2.00% convertible senior notes due 2026 (net of discount of $55,402 in 2009 and $64,267 in 2008)	$205,648	$211,733
2.00% Pennsylvania Industrial Development Authority debt, net of current portion	62	137

Total long-term debt	205,710	211,870

Other long-term liabilities:
Deferred compensation	$5,118	$4,896
Accrued warranty	3,985	4,532
Deferred revenue	2,925	2,671
Landlord funded leasehold improvements	1,124	1,308
Other noncurrent liabilities	1,942	1,936

Total other noncurrent liabilities	$15,094	$15,343

On November 6, 2006, the Company issued $276.0 million of 2% convertible senior notes due 2026. The notes are convertible, at the option of the holder, based on an initial conversion rate, subject to adjustment, of 62.1504 shares per $1,000 base amount (which represents an initial conversion price of approximately $16.09 per share of our common stock), into cash up to the principal amount and, if applicable, shares of the Company’s common stock, cash or a combination thereof. The notes may be converted during any calendar quarter in which the closing price of ARRIS’ common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect at that time (which, based on the current conversion price would be $19.31) and upon the occurrence of certain other events. Upon conversion, the holder will receive the principal amount in cash and an additional payment, in either cash or stock at the option of the Company. The additional payment will be based on a formula which calculates the difference between the initial conversion rate ($16.09) and the market price at the date of the conversion. As of August 7, 2009, the notes could not be converted by the holders thereof. Interest is payable on May 15 and November 15 of each year. The Company may redeem the notes at any time on or after November 15, 2013, subject to certain conditions. In addition, the holders may require the Company to purchase all or a portion of their convertible notes on or after November 13, 2013.
The Company paid approximately $7.8 million of finance fees related to the issuance of the notes. Of the $7.8 million, $2.5 million were attributed to the equity component of the convertible debt instrument. The portion related to the debt issuance costs are being amortized over seven years. The remaining balance of unamortized financing costs from these notes as of June 30, 2009 and December 31, 2008 was $3.1 million, and $3.7 million, respectively. See Note 2 of the Notes to the Consolidated Financial Statements for information on the adoption of FSP APB 14-1.
As of June 30, 2009 and December 31, 2008, the face value of the outstanding notes was $261.0 million and $276.0 million, respectively. During the first quarter of 2009, the Company acquired $15.0 million face value of the notes for approximately $10.6 million. The Company also wrote off approximately $0.2 million of deferred finance fees associated with the portion of the notes acquired. As a result, the Company realized a gain of approximately $4.2 million on the retirement of the notes.
The Company has not paid cash dividends on its common stock since its inception.

Note 12. Comprehensive Income
Total comprehensive income represents the net change in stockholders’ equity during a period from sources other than transactions with stockholders. For ARRIS, the components of comprehensive income include the unrealized gain (loss) on marketable securities. The components of comprehensive income for the three and six months ended June 30, 2009 and 2008 are as follow (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net income	$22,909	$7,829	$35,791	$11,658
Changes in the following equity accounts:
Unrealized (loss)/gain on marketable securities	211	(85)	113	46

Comprehensive income	$23,120	$7,744	$35,904	$11,704

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
The Access, Transport & Supplies segment’s product lines cover all components of a hybrid fiber coax network, radio frequency over glass (RFoG) networks and ethernet passive optical networks (EPON) including managed and scalable headend and hub equipment, optical nodes, radio frequency products, transport products and supplies.
The Media & Communications Systems segment provides content and operations management systems, including products for Video on Demand, Ad Insertion, Digital Advertising, Service Assurance, Service Fulfillment, Mobile Workforce Management and Fixed/Mobile converged communications.
The table below presents information about the Company’s reporting segments for the three and six month periods ended June 30, 2009 and 2008 (in thousands):

	BCS	ATS	MCS	Total
Three Months Ended June 30, 2009
Net sales	$211,770	$43,467	$23,284	$278,521
Gross margin	92,713	9,815	14,752	117,280
Amortization of intangible assets	—	5,654	3,609	9,263

Three Months Ended June 30, 2008
Net sales	$190,412	$76,967	13,731	$281,110
Gross margin	61,487	23,870	7,527	92,884
Amortization of intangible assets	—	6,612	5,842	12,454

Six Months Ended June 30, 2009
Net sales	$405,901	$86,457	$39,681	$532,039
Gross margin	171,635	19,082	22,073	212,790
Amortization of intangible assets	—	11,308	7,218	18,526

	BCS	ATS	MCS	Total
Six Months Ended June 30, 2008
Net sales	$380,049	$149,861	$24,706	$554,616
Gross margin	119,478	45,746	12,908	178,132
Amortization of intangible assets	—	13,464	12,244	25,708
The Company’s goodwill by reportable segment as of June 30, 2009 did not change from December 31, 2008.
Note 14. Sales Information
The Company had two customers (including their affiliates, as applicable) with sales of more than 10% during the three and six months ended June 30, 2009. Over the past year, certain customers’ beneficial ownership may have changed as a result of mergers and acquisitions. Therefore, the revenue for ARRIS’ customers for prior periods has been adjusted to include the affiliates under current common control. A summary of sales to these customers for the three and six month periods ended June 30, 2009 and 2008 are set forth below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Comcast	$96,658	$46,727	$161,868	$80,953
% of sales	34.7%	16.6%	30.4%	14.6%

Time Warner Cable	$52,883	$75,298	$101,967	$146,219
% of sales	19.0%	26.8%	19.2%	26.4%
No other customer provided more than 10% of total sales for the three and six months ended June 30, 2009 or 2008.
ARRIS sells its products primarily in United States. The Company’s international revenue is generated from Asia Pacific, Europe, Latin America and Canada. The Asia Pacific market primarily includes China, Hong Kong, Japan, Korea, Singapore and Taiwan. The European market primarily includes Austria, Belgium, France, Germany, the Netherlands, Poland, Portugal, Spain and Switzerland. The Latin American market primarily includes Argentina, Brazil, Chile, Columbia, Mexico, and Puerto Rico. Sales to international customers were approximately $73.7 million, or 26.5% of total sales, for the three months ended June 30, 2009. International sales during the same period in 2008 were $87.0 million, or 30.9% of total sales. For the six months ended June 30, 2009 and 2008 sales to international customers were $141.2 million and $171.8 million, or 26.5% and 31.0%, respectively.
Note 15. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the periods indicated (in thousands except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Basic:
Net income	$22,909	$7,829	$35,791	$11,658

Weighted average shares outstanding	124,412	122,741	123,849	126,752

Basic earnings per share	$0.18	$0.06	$0.29	$0.09

Diluted:
Net income	$22,909	$7,829	$35,791	$11,658

Weighted average shares outstanding	124,412	122,741	123,849	126,752
Net effect of dilutive equity awards	3,642	1,910	2,633	1,438

Total	128,054	124,651	126,482	128,190

Diluted earnings per share	$0.18	$0.06	$0.28	$0.09

Excluded from the dilutive securities described above are employee stock options to acquire approximately 3.3 million shares and 5.4 million shares, for the three and six months ended June 30, 2009, respectively. During the same periods in 2008, approximately 7.1 million shares and 7.7 million shares, respectively, were excluded from the dilutive securities above. These exclusions were made because, as a result of the exercise price of such securities, they were antidilutive.

Note 16. Income Taxes
In the first half of 2009 and 2008, the Company recorded income tax expense of $19.2 million and $6.9 million, respectively. Below is a summary of the components of the tax expense in each period (in millions, except for percentages):

	Six Months Ended June 30,
	2009			2008
	Income	Income		Income	Income
	Before	Tax	Effective	Before	Tax	Effective
	Tax	Expense	Tax Rate	Tax	Expense	Tax Rate
Non-Discrete Items	$50.8	$16.3	32.1%	$18.5	$6.9	37.3%
Discrete Accounting Events	4.2	1.4	33.3%	—	—	—
Discrete Tax Events —
Valuation Allowances / FIN 48 Reserves	—	1.5		—	—

Total	$55.0	$19.2	34.9%	$18.5	$6.9	37.3%

•	In the second quarter of 2009, there was no tax or accounting discrete events. In the first quarter of 2009, the Company reported a discrete accounting gain of $4.2 million on the repurchase of convertible debt. Income tax expense of $1.4 million was recorded on the gain, reflecting a tax rate of 33.3%. Additionally, during the first quarter, the Company identified $1.5 million of discrete tax expense relating to adjustments of FIN 48 allowances.
•	In the first half of 2008, the Company recorded income tax expense at the applicable federal rate and state rates. There was no discrete tax or accounting events pursuant to the guidance of APB Opinion 28, Interim Financial Reporting and FIN 18, Accounting for Income Taxes in Interim Periods. However, the tax rate for the first half of 2008 did not include any benefit from research and development tax credits as legislation to extend the credit was not enacted until the fourth quarter of 2008.
The Company anticipates that the effective tax rate for full year 2009 for non-discrete items will be approximately 32% — 33%.
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
Commencing in 2005, Rembrandt Technologies, LP filed a series of lawsuits against several MSO’s alleging infringement of eight patents related to the cable systems operators’ use of data transmission, video, cable modem, voice-over-internet, and other technologies and applications. On July 14, 2009 ARRIS reached and signed a settlement with Rembrandt. As of June 30, 2009, the Company had accrued for the settlement related to the patent infringement.
In 2007, Adelphia Recovery Trust (“Trust”) contacted ARRIS asserting that ARRIS may have received transfers from Adelphia Cablevision, LLC (“Cablevision”) during the year prior to its filing of a Chapter 11 petition on June 25, 2002 (the “Petition Date”), and that said transfers may be voidable. Cablevision sent similar letters to other parties. In the event a suit is commenced, ARRIS intends to contest the case vigorously. To date, ARRIS has received no further communication from Cablevision. No estimate can be made of the possible range of loss, if any, associated with a resolution of these assertions.
In January and February 2008, Verizon Services Corp. filed separate lawsuits against Cox and Charter alleging infringement of eight patents. In the Verizon v. Cox suit, the jury issued a verdict in favor of Cox, finding non-infringement in all patents and invalidating two of Verizon’s patents. Verizon has filed a notice of appeal. The Charter suit is still pending, with trial anticipated for 2010. It is premature to assess the likelihood of a favorable outcome of the Charter case or Cox appeal; though the Cox outcome at trial increases the likelihood of a favorable Charter outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify Charter and Cox, pay royalties and/or cease utilizing certain technology.

Acacia Media Technologies Corp. sued Charter and Time Warner Cable, Inc. for allegedly infringing several U.S. Patents. The case has been bifurcated, where the case for invalidity of the patents will be tried first, and only if one or more patents are found to be valid, then the case for infringement will be tried. Both customers requested C-COR’s, as well as other vendors’, support under the indemnity provisions of the purchase agreements (related to video-on-demand products). It is premature to assess the likelihood of a favorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify the defendants, pay royalties and /or cease using certain technology.
V-Tran Media Technologies has filed a number of lawsuits against 21 different parties, including suits against Comcast, Charter, Verizon, Time Warner and numerous smaller MSOs, for infringement on two patents related to television broadcast systems for selective transmission. Both patents expired in June 2008. The defendants recently received a favorable Markman Ruling and are seeking dismissal of the suit. Both patents expired in June 2008. C-COR manufactured products that allegedly infringed on the patents. It is premature to assess the likelihood of a favorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify the defendants or pay royalties. Since the patents have expired, it is unlikely ARRIS will be prohibited from using the technology.
In February 2008, several former employees of a former subsidiary of C-COR, filed a class action Fair Labor Standards Act suit against the former subsidiary and C-COR alleging that the plaintiffs were not properly paid for overtime. The proposed class could include 1,000 cable installers and field technicians. ARRIS is actively contesting the suit. The opt-in period for substantially all of the plaintiffs ended July 31, 2009. To date, approximately 203 people have opted-in. ARRIS intends to defend this vigorously. It is premature to assess the likelihood of a favorable outcome or estimate the possible range of loss associated with the resolution of this case.
On March 11, 2009, ARRIS filed a declaratory judgment action against British Telecom (BT) seeking to invalidate the BT patents and seeking a declaration that neither the ARRIS products, nor their use by ARRIS’s customers infringe any of the BT patents. This action arose from the assertion by BT (via their agent, IPValue), that the ARRIS products or their use by ARRIS’s customers infringed four BT patents.
On July 31, 2009, ARRIS filed a contempt motion in the U.S. District Court for the District of Delaware against SeaChange International related to a patent owned by ARRIS. In its motion, ARRIS is seeking further damages and the enforcement of the permanent injunction entered by the Court against certain of SeaChange products in 2006. The original finding of infringement was affirmed by the Federal Circuit in 2006, and the patent claims (with one exception) recently were upheld by the U.S. Patent Office in a re-examination process initiated by SeaChange. In response, on August 3, 2009, SeaChange filed a complaint seeking a declaratory judgment from the Court to declare that its products are non-infringing with respect to the patent.
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
We operate our business in three segments:
•	Broadband Communications Systems (“BCS”)

•	Access, Transport & Supplies (“ATS”)

•	Media & Communications Systems (“MCS”)
A detailed description of each segment is contained in “Our Principal Products” in our Form 10-K for the year ended December 31, 2008.
Our Strategy and Key Highlights
Our long-term business strategy, “Convergence Enabled,” includes the following key elements:
•	Maintain a strong capital structure, mindful of our 2013 debt maturity, share repurchase opportunities and other capital needs including mergers and acquisitions.

•	Grow our current business into a more complete portfolio including a strong video product suite.

•	Continue to invest in the evolution toward enabling true network convergence onto an all IP platform.

•	Continue to expand our product/service portfolio through internal developments, partnerships and acquisitions.

•	Expand our international business and begin to consider opportunities in markets other than cable.

•	Continue to invest in and evolve the ARRIS talent pool to implement the above strategies.
Our mission is to simplify technology, facilitate its implementation, and enable operators to put their subscribers in control of their entertainment, information, and communication needs. Through a set of business solutions that respond to specific market needs, we are integrating our products, software, and services solutions to work with our customers as they address Internet Protocol telephony deployment, high speed data deployment, Internet Protocol video deployment, network capacity issues, on demand video rollout, operations management, network integration, and business services opportunities.
Below are some key highlights and trends relative to our second quarter and first half of 2009:
Financial Highlights
•	Earnings per diluted share increased to $0.18 in the second quarter 2009 as compared to $0.06 in the second quarter 2008 despite a 1% decline in sales.

•	Gross margin percentage increased 9.1 percentage points year over year to 42.1% in the second quarter 2009 reflecting a stronger product mix including notably higher sales of our higher margin CMTS product line.

•	We ended the second quarter 2009 with $524.0 million of cash, cash equivalents, & short-term investments. We generated approximately $94.3 million of cash from operating activities in the second quarter and $108.2 million during the first half of 2009.

•	We used $10.6 million of cash in the first quarter to retire $15.0 million principal amount of our convertible debt, which represented a 29% discount. The Company also wrote off approximately $0.2 million of deferred finance fees associated with the portion of the notes retired. We recorded a pre-tax net gain of $4.2 million in the first quarter as a result of the retirement.

•	We ended the second quarter with an order backlog of approximately $165.7 million and a book-to-bill ratio of 1.04. Both order backlog and book-to-bill are down compared to the second quarter of 2008.
Product Line Highlights
•	Broadband Communications Systems
               CMTS
•	Downstream port shipments were 32,005 in the second quarter of 2009, 56,521 through the first half of 2009.

•	Operators continue to focus on deploying DOCSIS 3.0 technology in order to increase overall capacity as well as compete aggressively with higher speed service tiers. The ARRIS solution has been adopted broadly across the industry, with new wins in Korea, CALA, and North America.

•	Continued improvement in gross margins resulting from both customer and product mix (increased DOCSIS 3.0).

•	The first live deployment of a DOCSIS 3.0 Upstream Channel Bonding service with JCN in Japan

•	Solid CMTS market share results in the first quarter in North America and Rest of World.
                CPE
•	1.2 million and 2.4 million EMTAs were shipped in the second quarter and first half of 2009, down 6% and 16% from first quarter of 2009 and first half of 2008 levels as overall VoIP net subscriber additions have leveled off. We have retained number one market share for 17 consecutive quarters.

•	We increased shipments of Multi-line Gateways in the second quarter of 2009.

•	DOCSIS 3.0 CPE shipments increased substantially in second quarter 2009. We expect a continuing transition from deployment of DOCSIS 2.0 to DOCSIS 3.0 CPE throughout the remainder of 2009.
•	Access, Transport & Supplies
•	Business continues to be impacted by macro economic factors, which resulted in lower sales year over year with a small sequential gain over the first quarter of 2009.

•	DOCSIS 3.0 bandwidth efficiency improvements allow for network investments to be delayed.

•	Product mix and lower volumes impacted margins.
•	Media & Communications Systems
•	Strong WorkAssureTM demand due to significant customer expansions in the US and CALA.

•	Demand for Assurance products continue to be strong based on:
•	DOCSIS 3.0 rollouts

•	A continued focus on Opex management and control
•	Introduced new server platforms for On Demand.
Significant Customers
The vast majority of our sales are to cable system operators worldwide. As the U.S. cable industry continued a trend toward consolidation, the six largest MSOs control approximately 89.9% of the triple play Revenue Generating Units (“RGU”) within the U.S. cable market (according to Dataxis in the first quarter 2009), thereby making our sales to those MSOs critical to our success. Our sales are substantially dependent upon a system operator’s selection of ARRIS’ network equipment, demand for increased broadband services by subscribers, and general capital expenditure levels by system operators. Our two 10% customers (including their affiliates, as applicable) are Comcast and Time Warner Cable. Over the past year, certain customers’ beneficial ownership may have changed as a result of mergers and acquisitions. Therefore, the revenue for ARRIS’ customers for prior periods has been adjusted to include the affiliates currently understood to be under common control. A summary of sales to these customers for the three and six month periods ended June 30, 2009 and 2008 are set forth below (in thousands):

	Three Months Ended June 30		Six Months Ended June 30,
	2009	2008	2009	2008
Comcast	$96,658	$46,727	$161,868	$80,953
% of sales	34.7%	16.6%	30.4%	14.6%

Time Warner Cable	$52,883	$75,298	$101,967	$146,219
% of sales	19.0%	26.8%	19.2%	26.4%
Comparison of Operations for the Three and Six Months Ended June 30, 2009 and 2008
Net Sales
The table below sets forth our net sales for the three and six months ended June 30, 2009 and 2008, for each of our reporting segments (in thousands):

	Net Sales				Increase (Decrease) Between 2009 and 2008
	For the Three Months		For the Six Months		For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,		Ended June 30		Ended June 30
	2009	2008	2009	2008	$	%	$	%
Business Segment:
BCS	$211,770	$190,412	$405,901	$380,049	$21,358	11.2	$25,852	6.8
ATS	43,467	76,967	86,457	149,861	(33,500)	(43.5)	(63,404)	(42.3)
MCS	23,284	13,731	39,681	24,706	9,553	69.6	14,975	60.6

Total sales	$278,521	$281,110	$532,039	$554,616	$(2,589)	(0.9)	$(22,577)	(4.1)

The table below sets forth our domestic and international sales for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Net Sales				Increase (Decrease) Between 2009 and 2008
	For the Three Months		For the Six Months		For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,		Ended June 30		Ended June 30
	2009	2008	2009	2008	$	%	$	%

Domestic	$204,849	$194,119	$390,875	$382,862	$10,730	5.5	$8,013	2.1
International	73,672	86,991	141,164	171,754	(13,319)	(15.3)	(30,590)	(17.8)

Total sales	$278,521	$281,110	$532,039	$554,616	$(2,589)	(0.9)	$(22,577)	(4.1)

Broadband Communications Systems (“BCS”) Net Sales 2009 vs. 2008
During the three and six months ended June 30, 2009, sales of our Broadband Communications Systems segment products increased by approximately 11.2% and 6.8%, respectively, as compared to the same periods in 2008. The following factors contributed to the increase in sales:
•	Higher sales to multiple customers of our CMTS products.

•	Comcast sales were partially offset by a decrease in EMTA sales to several customers, notably Time Warner Cable and Affiliates.
Access, Transport and Supplies (“ATS”) Net Sales 2009 vs. 2008
Access, Transport and Supplies segment revenue decreased by approximately 43.5% and 42.3%, respectively, as compared to the same periods in 2008. The following factors contributed to the decrease in sales:
•	The decrease was primarily the result of the reduced spending by cable operators as a result of the slowdown of the US economy, and in particular new housing construction that drives capital equipment spending for plant upgrades and rebuilds by cable operators.

•	Operators were also able to delay node segmentations by taking advantage of bandwidth efficiency improvements brought about by the implementation of DOCSIS 3.0.

Media & Communications Systems (“MCS”) Net Sales 2009 vs. 2008
Media & Communications Systems revenue increased by approximately 69.6% in the second quarter of 2009 and 60.6% in the first six months of the year, as compared to the same periods in 2008. The following factors contributed to the increase in sales.
•	Higher demand for our Assurance products.

•	The impact of the build-up of deferred revenue throughout 2008. The deferred revenue acquired from the C-COR acquisition was marked to fair value at the date of the acquisition and rebuilt through 2008.
Gross Margin
The table below sets forth our gross margin for the three and six months ended June 30, 2009 and 2008, for each of our reporting segments (in thousands):

	Gross Margin $				Increase (Decrease) Between 2009 and 2008
	For the Three Months		For the Six Months		For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,		Ended June 30		Ended June 30
	2009	2008	2009	2008	$	%	$	%
Business Segment:
BCS	$92,713	$61,487	$171,635	$119,478	$31,226	50.8	$52,157	43.7
ATS	9,815	23.870	19,082	45,746	(14,055)	(58.9)	(26,664)	(58.3)
MCS	14,752	7,527	22,073	12,908	7,225	96.0	9,165	71.0

Total	$117,280	$92,884	$212,790	$178,132	$24,396	26.3	$34,658	19.5

The table below sets forth our gross margin percentages for the three and six months ended June 30, 2009 and 2008, for each of our reporting segments:

	Gross Margin %				Increase (Decrease) Between 2009 and 2008
	For the Three Months		For the Six Months		For the Three Months	For the Six Months
	Ended June 30,		Ended June 30,		Ended June 30	Ended June 30
	2009	2008	2009	2008	Percentage Points
Business Segment:
BCS	43.8%	32.3%	42.3%	31.4%	11.5	10.9
ATS	22.6%	31.0%	22.1%	30.5%	(8.4)	(8.4)
MCS	63.4%	54.8%	55.6%	52.2%	8.6	3.4
Total	42.1%	33.0%	40.0%	32.1%	9.1	7.9
Broadband Communications Systems Gross Margin 2009 vs. 2008
Broadband Communications Systems segment gross margin dollars and gross margin percentage increased year over year:
•	The increase in gross margin dollars was primarily the result of higher sales due to the successful introduction of our DOCIS 3.0 CMTS in the second half of last year and product mix.

•	The increase in gross margin percentage primarily reflects product mix, as we sold more CMTS products and fewer EMTA products in the three and six month periods in 2009 as compared to the same periods in 2008. CMTS products carry higher gross margin percentage than the EMTA products.
Access, Transport and Supplies Gross Margin 2009 vs. 2008
The Access, Transport and Supplies segment gross margin dollars and percentage decreased year over year:
•	The decrease in gross margin dollars was primarily the result of a decrease in sales in both the three and six month periods in 2009.

•	The decrease in gross margin percentage was primarily the result of both a change in product mix and a decrease in sales. In the three and six month period in 2009, Access and Transport sales decreased proportionally more than the Supplies sales decreased. In addition, our gross margin was negatively impacted by the decline in the overall volume resulting in a higher manufacturing cost per unit due to the allocation of fixed factory overhead costs as well as lower gross margin on certain headend optics gear.
Media & Communications Systems Gross Margin 2009 vs. 2008
Media & Communications Systems segment gross margin dollars and percentage increased year over year:
•	The increase in gross margin dollars was primarily the result of increased sales.

•	The increase in gross margin percentage was primarily the result of product mix. Performance in this segment is variable as revenue recognition is significantly tied to customer acceptances associated with multiple month and quarter projects, and non linear orders for licenses and hardware
Operating Expenses
The table below provides detail regarding our operating expenses (in thousands):

	Operating Expenses				Increase (Decrease) Between 2009 and 2008
	For the Three Months		For the Six Months		For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,		Ended June 30		Ended June 30
	2009	2008	2009	2008	$	%	$	%
SG&A	$39,128	$37,046	$74,471	$74,028	$2,082	5.6	$443	0.6
Research & development	30,143	27,662	58,538	55,784	2,481	9.0	2,754	4.9
Restructuring Charges	592	175	712	580	417	238.3	132	22.8
Amortization of intangibles	9,263	12,454	18,526	25,708	(3,191)	(25.6)	(7,182)	(27.9)

Total	$79,126	$77,337	$152,247	$156,100	$1,789	2.3	$(3,853)	(2.5)

Selling, General, and Administrative, or SG&A, Expenses
The year over year increase in SG&A expense reflects:
•	Higher variable compensation costs, in particular sales commissions and incentive accruals.

•	An increase in legal expenses $2.8 million for the first six months of 2009 as compared to the same period in 2008, as a result of increased costs associated with various patent and other litigation matters (see Legal Proceedings).
Research & Development Expenses
We continue to aggressively invest in research and development. Our primary focus is on products that allow MSOs to capture new revenues and reduce operating costs. The increase in research and development expense reflects:
•	Higher compensation costs, fringe benefits and incentive accruals.

•	We have incrementally invested year over year in research and development, a trend which we anticipate will continue.
Restructuring Charges
On a quarterly basis, we review our existing restructuring accruals and make adjustments if necessary. For the three and six month periods ending June 30, 2009, we recorded $0.6 million and $0.7 million. For the three and six month period ending June 30, 2008, we recorded $0.2 and $0.6 respectively.
Amortization of Intangible Assets
Intangibles amortization expense for the three months ended June 30, 2009 and 2008 was $9.3 million and $12.5 million, respectively. For the six months ended June 30, 2009 and 2008, intangible amortization expense was $18.5 million and $25.7 million, respectively. Our intangible expense in 2009 and 2008 is related to the acquisitions of Auspice Corporation in August of 2008 and C-COR Incorporated in December of 2007. The decline reflects the completion of the amortization of the C-COR order backlog in 2008.

Goodwill Impairment
No goodwill impairment was recorded for the three and six months ended June 30, 2009 and 2008. We recorded a non-cash goodwill impairment charge of $128.9 million and $80.4 million related to the ATS and MCS reporting units, respectively, during the fourth quarter of 2008. We continue to monitor our assessments of goodwill, particularly in light of the current economic climate, most notably with respect to the ATS segment. For the first half of 2009, we concluded that there was no impairment. As the ongoing expected cash flows and carrying amounts of our remaining goodwill are assessed, changes in the economic conditions, changes to our business strategy, changes in operating performance or other indicators of impairment could cause us to realize additional impairment charges in the future.
Other Expense (Income)
Interest Expense
Interest expense for the three months ended June 30, 2009 and 2008 was $4.3 million. For the six months ended June 30, 2009 and 2008, interest expense was $8.8 million and $8.3 million respectively. Interest expense reflects interest and the amortization of deferred finance fees associated with our $261.0 million 2% convertible subordinated notes. It also includes the non-cash interest expense recorded in accordance with FSP ABP 14-1, Accounting for Convertible Debt Instruments That May be Settle in Cash Upon Conversion (including Partial Cash Settlement). See Note 2 and Note 11 of Notes to the Consolidated Financial Statements.
Loss (Gain) in Foreign Currency
During the three months and six months ended June 30, 2009, we recorded a foreign currency loss of approximately $1.6 million and $2.5 million, respectively. During the three and six months ended June 30, 2008, we recorded a foreign currency loss (gain) of approximately $0.4 million and ($0.6) million respectively. The gains and losses are primarily driven by the fluctuation of the value of the euro, as compared to the U.S. dollar, as we had several European customers whose receivables and collections are denominated in Euros. We have implemented a hedging strategy to mitigate the monetary exchange fluctuations from the time of invoice to the time of payment, and have occasionally entered into forward contracts based on a percentage of expected foreign currency receipts.
Interest Income
Interest income during the three months ended June 30, 2009 and 2008 was $0.4 million and $1.7 million, respectively. During the six months ended June 30, 2009 and 2008, interest income was $0.7 million and $4.4 million, respectively. The income reflects interest earned on cash, cash equivalents and short term investments. Interest income decreased year over year as result of lower interest rates in 2009 as compared to 2008.
Other (Income)/Expense
Other (income)/expense for the three months ended June 30, 2009 and 2008 was ($0.5) million and $65 thousand, respectively. For the six months ended June 30, 2009 and 2008, other expense was ($0.6) million and $29 thousand, respectively.
Income Taxes
In the three and six months ended June 30, 2009, we recorded income tax expense of $10.8 million and $19.2 million, respectively, as compared to the same periods in 2008, when we recorded $4.5 million and $6.9 million, respectively. See Note 16 of the Notes to the Consolidated Financial Statements for additional information about income taxes.
Financial Liquidity and Capital Resources
Overview
One of our key strategies is to maintain and improve our capital structure. The key metrics we focus on are summarized in the table below:

Liquidity & Capital Resources Data

	Six Months Ended June 30,
	2009	2008
	(in thousands, except DSO and turns)
Key Working Capital Items
Cash provided by operating activities	$108,154	$40,935
Cash, cash equivalents, and short-term investments	$524,041	$297,769
Accounts receivable, net	$128,482	$178,178
Days Sales Outstanding (“DSOs”)	49	58
Inventory, net	$115,944	$144,507
Inventory turns	5.2	5.5

Convertible notes at face value*	$261,050	$276,000

Capital Expenditures	$10,868	$11,792

*	The face value of our convertible notes will not agree to the amount on our balance sheet as a result of the accounting treatment in accordance with FSP APB 14-1. See Notes 2 and 11 of Notes to the Consolidated Financial Statements for more details.
Accounts Receivable & Inventory
We use the number of times per year that inventory turns over (based upon sales for the most recent period, or turns) to evaluate inventory management, and days sales outstanding, or DSOs, to evaluate accounts receivable management.
Accounts receivable and DSOs decreased during the first six months of 2009 as compared to 2008 as a result of the timing and payment patterns of our customers. Looking forward, it is possible that our DSOs may increase dependent upon our customer mix and payment patterns.
Inventory and inventory turns decreased in the first six months of 2009, as compared to 2008 as the result of timing and an effort to reduce our inventory levels.
Summary of Current Liquidity Position and Potential for Future Capital Raising
We believe our current liquidity position, where we have approximately $524.0 million of cash, cash equivalents, and short-term investments on hand as of June 30, 2009, together with the prospects for continued generation of cash from operating activities are adequate for our short- and medium-term business needs. We may in the future elect to repurchase additional shares of our common stock or additional principal amounts of our outstanding convertible notes. However, a key part of our overall long-term strategy may be implemented through additional acquisitions, and a portion of these funds may be used for that purpose. Should our available funds be insufficient for those purposes, it is possible that we will raise capital through private, or public, share or debt offerings. Absent a major acquisition, we do not anticipate a need to access the capital markets in 2009.
Commitments
Our contractual obligations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008. There were no material changes to our contractual obligations during the first six months of 2009.

Cash Flow
Below is a table setting forth the key line items of our Consolidated Statements of Cash Flows (in thousands):

	For the Six Months Ended
	June 30
	2009	2008
Cash provided by operating activities	$108,154	$40,935
Cash provided by (used in ) investing activities	(35,896)	39,619
Cash provided used in financing activities	(5,306)	(114,085)

Net increase (decrease) in cash	$66,952	$(33,531)

Operating Activities:
Below are the key line items affecting cash from operating activities (in thousands):

	For the Six Months Ended
	June 30,
	2009	2008
Net income	$35,791	$11,658
Adjustments to reconcile net income to cash provided by operating activities	40,870	46,229

Net income including adjustments	76,661	57,887
Decrease/(Increase) in accounts receivable	30,971	(10,284)
Decrease/ (Increase) in inventory	13,808	(11,210)
(Decrease) /Increase in accounts payable and accrued liabilities	(22,863)	20,310
All other — net	9,577	(15,768)

Cash provided by operating activities	$108,154	$40,935

Net income, including adjustments, increased $18.8 million during the first six months of 2009 as compared to 2008. Our net income before depreciation and amortization decreased approximately $24.1 million in the first six months of 2009 as compared to 2008, primarily reflecting our gross margin improvement discussed above. The adjustments to reconcile net income to cash provided by operating activities decreased approximately $5.4 million during the first six months of 2009 as compared to the same period in 2008. This decrease was related to primarily three factors: (1) a gain of $4.2 million associated with the redemption of a portion of our convertible debt, (2) a decrease in intangible amortization of $7.2 million in the first six months of 2009 as compared to 2008 as the order backlog acquired from C-COR was fully amortized during the first half of 2008, and (3) the net deferred tax asset increased by $1.0 million during the first six months of 2008 as compared to a net decrease in the net deferred tax asset of $3.9 million during the first six months of 2009.
Accounts receivable decreased in the first six months of 2009 and increased in the first six months of 2008. The decrease in 2009 was related to timing and payment patterns of our customers. The increase in 2008 was related to higher sales in the second quarter of 2008.
The decline in the first half of 2009 in accounts payable and accrued liabilities reflects the payment of annual bonuses in the first half coupled with normal timing variations associated with payment of accounts payable. The increase in accounts payable and accrued liabilities in the first six months of 2008 is due to the build-up of deferred revenue from the MCS segment. The deferred revenue acquired from C-COR during the acquisition was marked to fair value at the date of acquisition. The increase in deferred revenue was partially offset by the payment of the annual bonus in the first quarter of 2008.
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

Investing Activities:
Below are the key line items affecting investing activities (in thousands):

	Six Months Ended
	June 30
	2009	2008
Capital expenditures	$(10,868)	$(11,792)
Cash paid for acquisition	(200)	(4,419)
Cash proceeds from sale of property, plant & equipment	1	237
Purchases of short-term investments	(58,766)	(16,887)
Disposals of short-term investments	33,937	72,480

Cash provided by (used in) investing activities	$(35,896)	$39,619

     Capital Expenditures —
Capital expenditures are mainly for test equipment, manufacturing equipment, leasehold improvements, computer equipment, and business application software. We anticipate investing approximately $20 million in fiscal year 2009.
     Cash Paid for Acquisition —
This represents the cash payments made during the first six months, net of cash acquired.
     Purchases and Sales of Short-Term Investments —
This represents purchases and sales of short-term securities.
Financing Activities:
Below are the key line items affecting our financing activities (in thousands):

	For the Six Months Ended
	June 30
	2009	2008
Payment of debt and capital lease obligations	$(10,628)	$(35,196)
Repurchase of common stock		(75,960)
Excess tax benefits from stock-based compensation plans	556	—
Employer repurchase of shares to satisfy minimum tax withholdings	(2,180)	(1,035)
Fees and proceeds from issuance of common stock, net	6,946	(1,894)

Cash provided used in financing activities	$(5,306)	$(114,085)

Payment of Debt and Capital Lease Obligation —
During the first quarter of 2009, we purchased $15 million of face value of our convertible debt for approximately $10.6 million. The Company also wrote off approximately $0.2 million of deferred finance fees associated with the portion of the notes retired. The Company realized a gain of approximately $4.2 million on the retirement of the convertible notes. As part of the C-COR acquisition in December 2007, we assumed $35.0 million of 3.5% senior unsecured convertible notes due on December 31, 2009. We redeemed the notes on January 14, 2008.
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
During the first quarter of 2009, ARRIS’ Board of Directors authorized a new plan (the “2009 Plan”), which replaced the 2008 Plan, for the Company to purchase up to $100 million of the Company’s common stock. The Company did not purchase any shares under the 2009 Plan during the first six months of 2009.

Employer Repurchase of Shares to Satisfy Minimum Tax Withholdings —
This represents the minimum shares withheld to satisfy the minimum tax withholding when restricted stock vests.
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
Interest Rates
As of June 30, 2009, we did not have any floating rate indebtedness or outstanding interest rate swap agreements.
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
ARRIS executes letters of credit in favor of certain landlords and vendors to guarantee performance on lease and insurance contracts. Additionally, we have cash collateral account agreements with our financial institutions as security against potential losses with respect to our foreign currency hedging activities. The letters of credit and cash collateral accounts are reported as restricted cash. As of June 30, 2009 and December 31, 2008, we had approximately $4.6 million and $5.7 million outstanding, respectively, of cash collateral.
Cash, Short-Term Investments and Available-For-Sale Investments
Our cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) are primarily held in money market funds that pay either taxable or non-taxable interest. We hold short-term investments consisting of debt securities classified as available-for-sale, which are stated at estimated fair value. These debt securities consist primarily of commercial paper, certificates of deposits, and U.S. government agency financial instruments. Additionally, as of June 30, 2009, we had approximately $4.9 million of a single auction rate security outstanding at fair value, classified as a trading security within our long-term investments. Because it has failed at auction, we are uncertain of when we will be able to liquidate the security. However, the Company has been provided the option to sell the security to a major financial institution at par on June 30, 2010. Therefore, ARRIS has classified the investment as short-term. The security is a single student loan issue rated AAA and is substantially guaranteed by the federal government. Applying the provision of SFAS 157, we analyzed the fair value of the security as of June 30, 2009. We have concluded that the fair value is approximately $4.9 million (including the fair value of the put options), which compares to a face value of $5.0 million. We will continue to evaluate the fair value of this security and mark it to market accordingly.

From time to time, we held certain investments in the common stock of publicly-traded companies, which were classified as available-for-sale. As of June 30, 2009 and December 31, 2008, our holdings in these investments were immaterial. Changes in the market value of these securities typically are recorded in other comprehensive income and gain or losses on related sales of these securities are recognized in income.
On January 1, 2008, ARRIS adopted SFAS No. 157, Fair Value Measurements, for its financial assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. See Note 4 of Notes to the Consolidated Financial Statements for disclosures related to the fair value of our investments.
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
Capital Expenditures
Capital expenditures are made at a level designed to support the strategic and operating needs of the business. ARRIS’ capital expenditures were $10.9 million in the first six months of 2009 as compared to $11.8 million in the first six months of 2008. Management expects to invest approximately $20 million in capital expenditures for the fiscal year 2009.
Critical Accounting Estimates
The accounting and financial reporting policies of the ARRIS are in conformity with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management has discussed the development and selection of the Company’s critical accounting estimates with the audit committee of the Company’s Board of Directors and the audit committee has reviewed the Company’s related disclosures. Our critical accounting policies and estimates are disclosed extensively in our Form 10-K for the year ended December 31, 2008, as filed with the SEC. Our critical accounting estimates have not changed in any material respect during the six months ended June 30, 2009.
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
We have had investments in auction rate securities that are classified as “available-for-sale” securities. As of June 30, 2009 and December 31, 2008, we held one auction rate security of $5.0 million. Although these securities have maturity dates of 15 to 30 years, they have characteristics of short-term investments as the interest rates reset every 7, 28, or 35 days and we have the potential to liquidate them in an auction process. Due to the short duration of these investments, a movement in market interest rates would not have a material impact on our operating results. However, it is possible that a security will fail to reprice at the scheduled auction date. In these instances, we are entitled to receive a penalty interest rate above market and the auction rate security will be held until the next scheduled auction date. ARRIS’ auction rate security of $5.0 million has continued to fail at auction, resulting in ARRIS continuing to hold this security. Due to the current market conditions and the failure of the auction rate security to reprice, beginning in the second quarter of 2008, we recorded changes in the fair value of the instrument as an impairment charge in the Statement of Operations in the gain (loss) on investment line. This particular security was held as of June 30, 2009 as a trading security within short-term investments with a fair market value of $4.9 million (including the fair value of the put option). ARRIS may not be able to liquidate this security until a successful auction occurs, or alternatively, we have been provided the option to sell the security to a major financial institution at par on June 30, 2010. During the six months ended June 30, 2009, we recorded an increase in fair value of $30 thousand.
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
We have certain international customers who are billed in their local currency. Changes in the monetary exchange rates may adversely affect our results of operations and financial condition. To manage the volatility relating to these typical business exposures, we may enter into various derivative transactions, when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. The euro and the yen are the predominant currencies of those customers who are billed in their local currency. Taking into account the effects of foreign currency fluctuations of the euro and the yen versus the dollar, a hypothetical 10% weakening of the U.S. dollar (as of December 31, 2008) would provide a gain on foreign currency of approximately $1.9 million. Conversely, a hypothetical 10% strengthening of the U.S. dollar would provide a loss on foreign currency of approximately $1.9 million. There were no material changes in this market risk since December 31, 2008. The actual impact of foreign exchange rate changes will depend on, among other factors, the timing of rate changes and changes in the volume and mix of the our business. As of June 30, 2009, we had no material contracts, other than accounts receivable, denominated in foreign currencies.
We regularly review our forecasted sales in Euros and enter into option contracts when appropriate. In the event that we determine a hedge to be ineffective prior to expirations earnings may be effected by the change in the hedge value. As of June 30, 2009, we had option collars outstanding with notional amounts totaling $1.5 million Euros, which mature through 2009. As of June 30, 2009, we had forward contracts outstanding with notional amounts totaling $25.0 million Euros, which mature in 2009 and $9.0 million Euros maturing in 2010. The fair value of these option collars and forward contracts was a net liability of approximately $2.2 million as of June 30, 2009.

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
Commencing in 2005, Rembrandt Technologies, LP filed a series of lawsuits against several MSO’s alleging infringement of eight patents related to the cable systems operators’ use of data transmission, video, cable modem, voice-over-internet, and other technologies and applications. On July 14, 2009 ARRIS reached and signed a settlement with Rembrandt. As of June 30, 2009, the Company had accrued for the settlement related to the patent infringement.
In 2007, Adelphia Recovery Trust (“Trust”) contacted ARRIS asserting that ARRIS may have received transfers from Adelphia Cablevision, LLC (“Cablevision”) during the year prior to its filing of a Chapter 11 petition on June 25, 2002 (the “Petition Date”), and that said transfers may be voidable. Cablevision sent similar letters to other parties. In the event a suit is commenced, ARRIS intends to contest the case vigorously. To date, ARRIS has received no further communication from Cablevision. No estimate can be made of the possible range of loss, if any, associated with a resolution of these assertions.
In January and February 2008, Verizon Services Corp. filed separate lawsuits against Cox and Charter alleging infringement of eight patents. In the Verizon v. Cox suit, the jury issued a verdict in favor of Cox, finding non-infringement in all patents and invalidating two of Verizon’s patents. Verizon has filed a notice of appeal. The Charter suit is still pending, with trial anticipated for 2010. It is premature to assess the likelihood of a favorable outcome of the Charter case or Cox appeal; though the Cox outcome at trial increases the likelihood of a favorable Charter outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify Charter and Cox, pay royalties and/or cease utilizing certain technology.
Acacia Media Technologies Corp. sued Charter and Time Warner Cable, Inc. for allegedly infringing several U.S. Patents. The case has been bifurcated, where the case for invalidity of the patents will be tried first, and only if one or more patents are found to be valid, then the case for infringement will be tried. Both customers requested C-COR’s, as well as other vendors’, support under the indemnity provisions of the purchase agreements (related to video-on-demand products). It is premature to assess the likelihood of a favorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify the defendants, pay royalties and /or cease using certain technology.
V-Tran Media Technologies has filed a number of lawsuits against 21 different parties, including suits against Comcast, Charter, Verizon, Time Warner and numerous smaller MSOs. for infringement on two patents related to television broadcast systems for selective transmission. Both patents expired in June 2008. The defendants recently received a favorable Markman Ruling and are seeking dismissal of the suit. Both patents expired in June 2008. C-COR manufactured products that allegedly infringed on the patents. It is premature to assess the likelihood of a favorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify the defendants or pay royalties. Since the patents have expired, it is unlikely that ARRIS will be prohibited from using the technology.
In February 2008, several former employees of a former subsidiary of C-COR, filed a class action Fair Labor Standards Act suit against the former subsidiary and C-COR alleging that the plaintiffs were not properly paid for overtime. The proposed class could include 1,000 cable installers and field technicians. ARRIS is actively contesting the suit. The opt-in period for substantially all of the plaintiffs ended July 31, 2009. To date, approximately 203 people have opted-in. ARRIS intends to defend this vigorously. It is premature to assess the likelihood of a favorable outcome or estimate the possible range of loss associated with the resolution of this case.
On March 11, 2009, ARRIS filed a declaratory judgment action against British Telecom (BT) seeking to invalidate the BT patents and seeking a declaration that neither the ARRIS products, nor their use by ARRIS’s customers infringe any of the BT patents. This action arose from the assertion by BT (via their agent, IPValue), that the ARRIS products or their use by ARRIS’s customers infringed four BT patents.
On July 31, 2009, ARRIS filed a contempt motion in the U.S. District Court for the District of Delaware against SeaChange International related to a patent owned by ARRIS. In its motion, ARRIS is seeking further damages and the enforcement of the permanent injunction entered by the Court against certain of SeaChange products in 2006.

The original finding of infringement was affirmed by the Federal Circuit in 2006, and the patent claims (with one exception) recently were upheld by the U.S. Patent Office in a re-examination process initiated by SeaChange. In response, on August 3, 2009, SeaChange filed a complaint seeking a declaratory judgment from the Court to declare that its products are non-infringing with respect to the patent.
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
We have substantial goodwill.
Our financial statements reflect substantial goodwill, approximately $231.7 million as of June 30, 2009, that was recognized in connection with the acquisitions that we have made. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets, we annually (and more frequently if changes in circumstances indicate that the asset may be impaired) review the carrying amount of our goodwill in order to determine whether it has been impaired for accounting purposes. In general, if the fair value of the corresponding reporting unit is less than the carrying value of the goodwill, we assess for impairment. The determination of fair value is dependent upon a number of factors, including assumptions about future cash flows and growth rates that are based on our current and long-term business plans. In 2008, we recorded an impairment charge to our goodwill of approximately $209.3 million. As the ongoing expected cash flows and carrying amounts of our remaining goodwill are assessed, changes in the economic conditions, changes to our business strategy, changes in operating performance or other indicators of impairment could cause us to realize an additional impairment charge in the future.

Our business comes primarily from a few key customers. The loss of one of these customers or a significant reduction in sales to one of these customers would have a material adverse effect on our business.
Our two largest customers (including their affiliates, as applicable) are Comcast, and Time Warner Cable. For the six months ended June 30, 2009, sales to Comcast accounted for approximately 30.4%, and sales to Time Warner Cable accounted for approximately 19.2% of our total revenue. The loss of either of these customers, or one of our other large customers, or a significant reduction in the products or services provided to any of them would have a material adverse impact on our business. For each of these customers, we also are one of their largest suppliers. A consequence of that, if from time-to-time customers elect to purchase products from our competitors in order to diversify their supplier base and to dual-source key products or to curtail purchasing due to budgetary or market conditions, such decisions could have material consequences to our business. In addition, because of the magnitude of our sales to these customers the terms and timing of our sales are heavily negotiated, and even minor changes can have a significant impact upon or business.
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
Item 4. Submission of Matters to a Vote of Security Holders
At the Annual Meeting of Shareholders of ARRIS Group, Inc., held on May 21, 2009:
An election of eight Directors was held, and the shares so present were voted as follows for the election of each of the following:

	Number of	Number of
	Shares Voted For	Shares Withheld

Alex B. Best	106,434,791	9,378,064
Harry L. Bosco	106,452,265	9,360,590
John Anderson Craig	108,580,117	7,232,738
Matthew B. Kearney	113,452,034	2,360,821
William H. Lambert	101,363,686	14,449,169
John R. Petty	101,465,463	14,347,392
Robert J. Stanzione	108,151,316	7,661,539
David A. Woodle	108,994,886	6,817,696
A proposal was made to approve the amendment of the Employees Stock Purchase Plan (“ESPP”), and the shares so present were voted as follows:

	Number of Shares	Number of Shares	Number of Shares
	Voted For	Voted Against	Withheld

Approval of the amendment of the Employees Stock Purchase Plan (“ESPP”)	96,649,213	1,830,209	103,314
A proposal was made to approve the retention of Ernst & Young LLP as the independent registered public accounting firm for ARRIS Group, Inc. for 2009, and the shares so present were voted as follows:

	Number of Shares	Number of Shares	Number of Shares
	Voted For	Voted Against	Withheld

Approval of the retention of Ernst & Young LLP	109,873,754	5,835,787	103,314

Item 6. EXHIBITS

Exhibit No.	Description of Exhibit

10.1	Amended and Restated Employee Stock Purchase Plan, incorporated by reference in Appendix A of the Proxy Statement filed on April 17, 2009.

31.1	Section 302 Certification of Chief Executive Officer, filed herewith

31.2	Section 302 Certification of Chief Financial Officer, filed herewith

32.1	Section 906 Certification of Chief Executive Officer, filed herewith

32.2	Section 906 Certification of Chief Financial Officer, filed herewith

SIGNATURES
Pursuant to the requirements the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARRIS GROUP, INC.
/s/ David B. Potts
David B. Potts
Executive Vice President, Chief Financial Officer, Chief Accounting Officer, and Chief Information Officer

Dated: August 7, 2009