Form 10-Q
period 2009-09-30
ARRIS GROUP INC
filed 2009-11-06
CIK 1141107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
For the quarter ended September 30, 2009
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
ARRIS Group, Inc. is a large accelerated filer and is not a shell company. ARRIS Group, Inc. is not required to file Interactive Data Files.
As of October 31, 2009, 125,366,526 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

ARRIS GROUP, INC.
FORM 10-Q
For the Three and Nine Months Ended September 30, 2009

ii

PART I. FINANCIAL INFORMATION
Item 1. CONDENSED FINANCIAL STATEMENTS
ARRIS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data) (unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$461,795	$409,894
Short-term investments, at fair value	99,917	17,371

Total cash, cash equivalents and short-term investments	561,712	427,265
Restricted cash	4,473	5,673
Accounts receivable (net of allowances for doubtful accounts of $3,809 in 2009 and $3,988 in 2008)	119,125	159,443
Other receivables	2,235	4,749
Inventories (net of reserves of $20,281 in 2009 and $18,811 in 2008)	100,024	129,752
Prepaids	10,764	8,004
Current deferred income tax assets	32,883	44,004
Other current assets	17,193	19,782

Total current assets	848,409	798,672
Property, plant and equipment (net of accumulated depreciation of $102,302 in 2009 and $100,313 in 2008)	58,339	59,204
Goodwill	234,416	231,684
Intangibles (net of accumulated amortization of $181,169 in 2009 and $153,362 in 2008)	201,351	227,348
Investments	30,574	14,681
Noncurrent deferred income tax assets	3,593	12,157
Other assets	7,648	6,576

	$1,384,330	$1,350,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,659	$75,863
Accrued compensation, benefits and related taxes	27,054	27,024
Accrued warranty	5,292	5,652
Deferred revenue	35,423	44,461
Current portion of long-term debt	148	146
Other accrued liabilities	35,229	26,469

Total current liabilities	145,805	179,615
Long-term debt, net of current portion	208,433	211,870
Accrued pension	18,914	18,820
Noncurrent income taxes payable	10,632	9,607
Noncurrent deferred income tax liabilities	35,188	41,598
Other noncurrent liabilities	15,301	15,343

Total liabilities	434,273	476,853
Stockholders’ equity:
Preferred stock, par value $1.00 per share, 5.0 million shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share, 320.0 million shares authorized; 125.4 million and 123.1 million shares issued and outstanding in 2009 and 2008, respectively	1,385	1,362
Capital in excess of par value	1,177,958	1,159,097
Treasury stock at cost, 13 million shares in 2009 and 2008	(75,960)	(75,960)
Accumulated deficit	(145,012)	(202,502)
Unrealized loss on marketable securities	(60)	(274)
Unfunded pension losses	(8,070)	(8,070)
Cumulative translation adjustments	(184)	(184)

Total stockholders’ equity	950,057	873,469

	$1,384,330	$1,350,322

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data and percentages)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales	$275,772	$297,551	$807,811	$852,167
Cost of sales	160,299	191,417	479,548	567,901

Gross margin	115,473	106,134	328,263	284,266
Gross margin %	41.9%	35.7%	40.6%	33.4%
Operating expenses:
Selling, general and administrative expenses	36,311	33,012	110,782	107,040
Research and development expenses	30,909	27,473	89,447	83,257
Restructuring charges	73	202	785	782
Amortization of intangible assets	9,281	9,146	27,807	34,854

Total operating expenses	76,574	69,833	228,821	225,933
Operating income	38,899	36,301	99,442	58,333
Other expense (income):
Interest expense	4,356	4,360	13,121	12,672
Loss (gain) on investments	(238)	37	(453)	210
Interest income	(424)	(1,504)	(1,172)	(5,891)
Loss (gain) on foreign currency	1,114	382	3,642	(258)
Gain on debt retirement	—	—	(4,152)	—
Other expense (income), net	(263)	(72)	(887)	(43)

Income from continuing operations before income taxes	34,354	33,098	89,343	51,643
Income tax expense	12,655	10,664	31,853	17,551

Net income	$21,699	$22,434	$57,490	$34,092

Net income per common share:
Basic	$0.17	$0.18	$0.46	$0.27

Diluted	$0.17	$0.18	$0.45	$0.27

Weighted average common shares:
Basic	125,326	122,922	124,381	125,466

Diluted	129,695	125,420	127,916	127,249

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2009	2008
Operating activities:
Net income	$57,490	$34,092
Depreciation	15,370	15,521
Amortization of intangible assets	27,807	34,854
Stock compensation expense	11,714	8,286
Deferred income tax provision	13,678	2,863
Amortization of deferred finance fees	548	571
Provision for doubtful accounts	1	365
Gain on disposal of fixed assets	(46)	(15)
Loss (gain) on investments	(453)	210
Excess tax benefits from stock-based compensation plans	(2,027)	(24)
Non-cash interest expense	8,308	7,972
Gain on debt retirement	(4,152)	—
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	40,801	(12,103)
Other receivables	539	(4,001)
Inventory	30,449	(6,028)
Income taxes payable/recoverable	(2,868)	(657)
Accounts payable and accrued liabilities	(32,620)	9,743
Prepaids and other, net	6,665	(5,117)

Net cash provided by operating activities	171,204	86,532

Investing activities:
Purchases of property, plant and equipment	(14,327)	(16,444)
Cash paid for acquisitions, net of cash acquired	(8,130)	(10,066)
Cash proceeds from sale of property, plant and equipment	208	250
Purchases of short-term investments	(151,845)	(86,998)
Sales of short-term investments	54,416	122,486
Net cash provided by (used in) investing activities	(119,678)	9,228

Financing activities:
Payment of debt and capital lease obligations	(10,677)	(35,518)
Repurchase of common stock	—	(75,960)
Excess tax benefits from stock-based compensation plans	2,027	24
Employer repurchase of shares to satisfy minimum tax withholdings	(2,180)	(1,035)
Proceeds from issuance of common stock, net	11,205	(1,081)

Net cash provided by (used in) financing activities	375	(113,570)
Net increase (decrease) in cash and cash equivalents	51,901	(17,810)
Cash and cash equivalents at beginning of period	409,894	323,797

Cash and cash equivalents at end of period	$461,795	$305,987

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
Note 2. Impact of Recently Issued Accounting Standards
In September 2009, the Financial Accounting Standards Boards (“FASB”) amended the guidance for revenue recognition in multiple-element arrangements. It has been amended to remove from the scope of industry specific revenue accounting guidance for software and software related transactions, tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. The guidance now requires an entity to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; and allocate revenue in an arrangement using estimated selling prices of deliverables for these products if a vendor does not have vendor-specific objective evidence (“VSOE”) or third-party evidence of selling price. The guidance also eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method for these products. The accounting changes summarized are effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application. The Company is currently assessing the impact of these amendments on its accounting and reporting systems and processes; however, at this time the Company is unable to quantify the impact on its financial statements of its adoption or determine the timing and method of its adoption.
In May 2008, the FASB issued new guidance on accounting for convertible debt instruments that may be settled in cash upon conversion. The guidance requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The resulting debt discount is accreted over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. The adoption of the guidance on January 1, 2009 affected the accounting treatment of the Company’s 2% convertible senior subordinated notes due 2026, which were issued on November 6, 2006. Upon adoption, the Company recorded an adjustment to increase additional paid-in capital as of the November 6, 2006 issuance date by approximately $87.3 million. The Company is accreting the resulting debt discount to interest expense over the estimated seven year life of the convertible notes, which represents the first redemption date of November 15, 2013 when the Company may redeem the notes at its election or the note holders may require their redemption. The Company recorded a pre-tax adjustment of approximately $23.0 million to retained earnings that represents the debt discount accretion during the years ending December 31, 2006, 2007 and 2008 and will recognize additional non-cash interest expense of $11.1 million, $11.9 million, $12.9 million, $13.9 million and $11.2 million during the years ending December 31, 2009, 2010, 2011, 2012 and 2013, respectively, for accretion of the debt discount, to the extent that the convertible notes remain outstanding. The Company reduced income from continuing operations and net income for the three and nine months ended September 30, 2009 by $2.8 million and $8.3 million and reduced basic and diluted earnings per share by $0.02 per share and $0.06 per share, respectively.

The following tables present the effect on the Company’s affected financial statement line items for the three and nine months ended September 30, 2008 and as of December 31, 2008 (in thousands, except per share data):

	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
	As			As
	Originally	As	Increase	Originally	As	Increase
	Reported	Adjusted	(Decrease)	Reported	Adjusted	(Decrease)
Statement of Operations:
Interest expense	$1,738	$4,360	$2,622	$4,964	$12,672	$7,708
Income from continuing operations before income taxes	35,720	33,098	(2,622)	59,351	51,643	(7,708)
Income tax expense	11,645	10,664	(981)	20,434	17,551	(2,883)
Net income	24,075	22,434	(1,641)	38,917	34,092	(4,825)

Basic net income per share:
Income from continuing operations before income taxes	$0.29	$0.27	$(0.02)	$0.47	$0.41	$(0.06)
Basic net income per share	$0.20	$0.18	$(0.02)	$0.31	$0.27	$(0.04)

Diluted net income per share:
Income from continuing operations before income taxes	$0.28	$0.26	$(0.02)	$0.47	$0.41	$(0.06)
Diluted net income per share	$0.19	$0.18	$(0.01)	$0.31	$0.27	$(0.04)

	As of December 31, 2008
	As Originally	As	Increase
	Reported	Adjusted	(Decrease)
Balance Sheet:
Noncurrent deferred income tax assets	$11,514	$12,157	$643
Other assets	8,294	6,576	(1,718)
Long-term debt, net of current portion	276,137	211,870	(64,267)
Noncurrent deferred income tax liabilities	17,565	41,598	24,033
Capital in excess of par value	1,105,998	1,159,097	53,099
Accumulated deficit	(188,562)	(202,502)	(13,940)
Note 3. Investments
ARRIS’ investments as of September 30, 2009 and December 31, 2008 consisted of the following (in thousands):

	Fair Value
	As of September 30,	As of December 31,
	2009	2008
Current Assets:
Trading securities	$4,954	$—
Available-for-sale securities	94,963	17,371

Total classified as current assets	99,917	17,371

Noncurrent Assets:
Trading securities	—	4,908
Available-for-sale securities	26,574	5,773
Cost method investments	4,000	4,000

Total classified as noncurrent assets	30,574	14,681

Total	$126,491	$32,052

ARRIS’ investments in debt and marketable equity securities are categorized as trading or available-for-sale. The Company currently does not hold any held-to-maturity securities. Realized and unrealized gains and losses on trading securities and realized gains and losses on available-for-sale securities are included in net income. Unrealized gains and losses on available-for-sale securities are included in our consolidated balance sheet as a component of accumulate other comprehensive income (loss). The unrealized losses in total and by individual investment as of September 30, 2009 and December 31, 2008 were not material. The amortized cost basis of the Company’s investments approximates fair value.
As of September 30, 2009 and December 31, 2008, ARRIS’ cost method investment is an investment in a private company, which is recorded at cost of $4.0 million. Each quarter ARRIS evaluates its investment for any other-than-temporary impairment, by reviewing the current revenues, bookings and long-term plan of the private company. In the third quarter of 2009, the private company raised additional financing at the same price and terms that ARRIS had invested. As of September 30, 2009, ARRIS believes there has been no other-than-temporary impairment but will continue to evaluate the investment for impairment. Due to the fact the investment is in a private company, ARRIS is exempt from estimating the fair value on an interim basis. However, ARRIS is required to estimate the fair value if there has been an identifiable event or change in circumstance that may have a significant adverse effect on the fair value of the investment.
Classification of available-for-sales securities as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity consideration based on market conditions. If management intends to hold the securities for longer than one year as of the balance sheet date, they are classified as non-current.
Note 4. Fair Value Measurements
The fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, a fair value hierarchy was established that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:
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
The following table presents the Company’s investment assets measured at fair value on a recurring basis at September 30, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total

Current investments	$90,243	$4,720	$—	$94,963
Noncurrent investments	20,366	6,208	—	26,574
Auction rate securities	—	—	4,954	4,954
Foreign currency contracts	164	—	—	164
				5

Total	$110,773	$10,928	$4,954	$126,655

The majority of the Company’s short-term investments and long-term investments instruments are classified within Level 1 or Level 2 of the fair value hierarchy as they are valued using quoted market prices, market prices for similar securities, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include the Company’s investment in money market funds, U.S. government notes and bills and mutual funds. Such instruments are generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on other observable inputs include the Company’s variable rate demand notes, cash surrender value of company owned life insurance, corporate obligations and certificates of deposit. Such instruments are classified within Level 2 of the fair value hierarchy. See Note 3 for further information on the Company’s investments.

The table below includes a roll-forward of the Company’s auction rate securities that have been classified as a Level 3 in the fair value hierarchy (in thousands):

Level 3
Estimated fair value January 1, 2009	$4,909
First quarter 2009 change in fair value	15
Second quarter 2009 change in fair value	15
Third quarter 2009 change in fair value	15

Estimated fair value September 30, 2009	$4,954

ARRIS had $5.0 million invested in a single issue of an auction rate security at September 30, 2009 and December 31, 2008. As of September 30, 2009, there was no active market for this auction rate security or comparable securities due to current market conditions. Therefore, until such a market becomes active, the auction rate security is classified as Level 3 within the fair value hierarchy. Due to the current market conditions and the failure of the security to reprice, beginning in the second quarter of 2008, the Company has recorded changes in the fair value of the instrument as an impairment charge in the Consolidated Statement of Operations in the loss (gain) on investments line. The security was held as of September 30, 2009 as a short-term investment, classified as a trading security, with a fair market value of $5.0 million, which includes the fair value of the put option described below. The Company may not be able to liquidate this security until a successful auction occurs, or, alternatively, beginning June 30, 2010 through July 2, 2012, when the Company has the option to sell the security to a major financial institution. This security is a single student loan issue rated AAA and is substantially guaranteed by the federal government. ARRIS will continue to evaluate the fair value of its investment in this auction rate security for any further impairment.
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
The fair values of ARRIS’ derivative instruments recorded in the Consolidated Balance Sheet as of September 30, 2009 were as follows (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Other current assets	$164	Other accrued liabilities	$3,067
Prior to January 1, 2009, the Company recorded its derivative instruments on a net basis on the Consolidated Balance Sheet. As of December 31, 2008, the fair value of the instruments was recorded as a net asset of $391 thousand, comprised of an asset of $1,094 thousand offset with a liability of $703 thousand.

The change in the fair values of ARRIS’ derivative instruments recorded in the Consolidated Statements of Operations during the three and nine months ended September 30, 2009 and 2008 were as follows (in thousands):

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Statement of Operations Location	2009	2008	2009	2008
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Loss (gain) on foreign currency	$1,425	$(2,057)	$3,099	$(1,096)
Note 6. Pension Benefits
Components of Net Periodic Pension Benefit Cost

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		(in thousands)
Service cost	$245	$190	$735	$570
Interest cost	530	472	1,590	1,412
Expected gain on plan assets	(281)	(354)	(844)	(1,064)
Amortization of prior service cost	115	119	346	358
Amortization of net loss	119	—	358	—

Net periodic pension cost	$728	$427	$2,185	$1,276

Employer Contributions
No minimum funding contributions are required in 2009 under the Company’s defined benefit plan. However, the Company made voluntary contributions to the plan of approximately $1.5 million and $2.1 million for the three and nine months ended September 30, 2009, respectively. During the three and nine months ended September 30, 2008, the Company made voluntary contributions to the plan of approximately $1.0 million and $1.1 million, respectively.
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

Information regarding the changes in ARRIS’ aggregate product warranty liabilities (including short-term and long-term) for the nine months ended September 30, 2009 was as follows:

(in thousands)
Balance at December 31, 2008	$10,184
Accruals related to warranties (including changes in estimates)	4,588
Settlements made (in cash or in kind)	(5,244)

Balance at September 30, 2009	$9,528

Note 8. Business Acquisitions
Acquisition of EG Technology, Inc.
On September 1, 2009, ARRIS acquired certain assets and liabilities of EG Technology, Inc. (“EGT”) for $6.5 million. This transaction was accounted for as a business combination. ARRIS acquired EGT patents and video processing technology for digital networks which complements ARRIS’ video offerings by adding multi-functional, flexible, and scalable video processors to its portfolio of market leading voice, video and data solutions. The goodwill and intangible assets recorded as a result of this acquisition are in the Broadband Communications System (“BCS”) segment.
Acquisition of Auspice Corporation
On August 12, 2008, ARRIS acquired certain assets of Auspice Corporation (“Auspice”) for $5.0 million. This transaction was accounted for as a business combination. The Company completed this transaction to enhance its offerings for Service Assurance software and to gain market share in the industry.
Cash Paid For Acquisitions
Below is information regarding the cash paid for acquisitions in the Company’s Consolidated Statements of Cash Flows:
     2009 Cash Paid for Acquisitions:
During the third quarter of 2009, the Company acquired certain assets of EG Technology, Inc. for $6.5 million. In exchange, ARRIS acquired tangible assets of $1.6 million, intangible assets (including goodwill) of $5.6 million, and assumed liabilities of $0.7 million.
During the third quarter of 2009, the Company paid a deposit of $1.5 million for Digeo, Inc. The remaining cash was paid upon closing of the transaction on October 1, 2009, and the final purchase price allocation will be included in the three months ending December 31, 2009.
During the first quarter of 2009, ARRIS paid $0.2 million for transaction costs related to the 2007 C-COR acquisition that had been accrued as of December 31, 2008.
     2008 Cash Paid for Acquisitions:
During the first quarter of 2008, the Company paid transaction fees of $5.0 million in 2008 which resulted in an adjustment to the purchase price allocation and increased goodwill by the same amount.
During the third quarter of 2008, the Company acquired certain assets of Auspice Corporation for $5.0 million and paid related transaction fees of $48 thousand. In exchange, ARRIS acquired tangible assets of $0.5 million, intangible assets (including goodwill) of $4.7 million, and assumed liabilities of $0.1 million.

Note 9. Restructuring
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

(in thousands)
Balance as of December 31, 2008	$545
Q1 2009 payments	(396)

Q1 2009 adjustments to accrual	41

Q2 2009 payments	(192)

Q2 2009 adjustments to accrual	86

Q3 2009 payments	(84)

Balance as of September 30, 2009	$0

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

(in thousands)
Balance as of December 31, 2008	$494

Q1 2009 payments	(93)

Q1 2009 adjustments to accrual	72

Q2 2009 payments	(93)

Q2 2009 adjustments to accrual	73

Q3 2009 payments	(93)

Q3 2009 adjustments to accrual	73

Balance as of September 30, 2009	$433

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

(in thousands)
Balance as of May 2009	$212
Q2 2009 payments	(74)
Q3 2009 payments	(48)

Balance as of September 30, 2009	$90

Note 10. Inventories
Inventories are stated at the lower of average cost, approximating first-in, first-out, or market. The components of inventory were as follows, net of reserves (in thousands):

	September 30,	December 31,
	2009	2008
Raw material	$17,939	$19,247
Work in process	3,861	4,814
Finished goods	78,224	105,691

Total net inventories	$100,024	$129,752

Note 11. Property, Plant and Equipment
Property, plant and equipment, at cost, consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
Land	$2,612	$2,612
Building and leasehold improvements	22,271	20,048
Machinery and equipment	135,758	136,857

	160,641	159,517
Less: Accumulated depreciation	(102,302)	(100,313)

Total property, plant and equipment, net	$58,339	$59,204

Note 12. Long-Term Obligations
Debt, capital lease obligations and other long-term liabilities consist of the following (in thousands):

	September 30,	December 31,
	2009	2008
2.00% convertible senior notes due 2026 (net of discount of $52,630 in 2009 and $64,267 in 2008)	$208,420	$211,733
2.00% Pennsylvania Industrial Development Authority debt, net of current portion	13	137

Total long-term debt	208,433	211,870

Other long-term liabilities:
Deferred compensation	$5,580	$4,896
Accrued warranty	4,236	4,532
Deferred revenue	2,554	2,671
Landlord funded leasehold improvements	1,012	1,308
Other noncurrent liabilities	1,919	1,936

Total other long-term liabilities	$15,301	$15,343

On November 6, 2006, the Company issued $276.0 million of 2% convertible senior notes due 2026. The notes are convertible, at the option of the holder, based on an initial conversion rate, subject to adjustment, of 62.1504 shares per $1,000 base amount (which represents an initial conversion price of approximately $16.09 per share of our common stock), into cash up to the principal amount and, if applicable, shares of the Company’s common stock, cash or a combination thereof. The notes may be converted during any calendar quarter in which the closing price of ARRIS’ common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect at that time (which, based on the current conversion price would be $19.31) and upon the occurrence of certain other events. Upon conversion, the holder will receive the principal amount in cash and an additional payment, in either cash or stock at the option of the Company. The additional payment will be based on a formula which calculates the difference between the initial conversion rate ($16.09) and the market price at the date of the conversion. As of November 6, 2009, the notes could not be converted by the holders thereof. Interest is payable on May 15 and November 15 of each year. The Company may redeem the notes at any time on or after November 15, 2013, subject to certain conditions. In addition, the holders may require the Company to purchase all or a portion of their convertible notes on or after November 13, 2013.
The Company paid approximately $7.8 million of finance fees related to the issuance of the notes. Of the $7.8 million, $2.5 million were attributed to the equity component of the convertible debt instrument. The portion related to the debt issuance costs are being amortized over seven years. The remaining balance of unamortized financing costs from these notes as of September 30, 2009 and December 31, 2008 was $3.0 million, and $3.7 million, respectively. See Note 2 of the Notes to the Consolidated Financial Statements for additional information on the notes.
As of September 30, 2009 and December 31, 2008, the face value of the outstanding notes was $261.0 million and $276.0 million, respectively. During the first quarter of 2009, the Company acquired $15.0 million face value of the notes for approximately $10.6 million. The Company also wrote off approximately $0.2 million of deferred finance fees associated with the portion of the notes acquired. As a result, the Company realized a gain of approximately $4.2 million on the retirement of the notes.
The Company has not paid cash dividends on its common stock since its inception.

Note 13. Comprehensive Income
Total comprehensive income represents the net change in stockholders’ equity during a period from sources other than transactions with stockholders. For ARRIS, the components of comprehensive income include the unrealized gain (loss) on marketable securities. The components of comprehensive income for the three and nine months ended September 30, 2009 and 2008 are as follow (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$21,699	$22,434	$57,490	$34,092
Changes in the following equity accounts:
Unrealized (loss)/gain on marketable securities	101	(195)	214	(149)

Comprehensive income	$21,800	$22,239	$57,704	$33,943

Note 14. Segment Information
The “management approach” has been followed in order to present our segment information. This approach is based upon the way the management of the Company organizes segments within an enterprise for making operating decisions and assessing performance. Financial information is reported on the basis that it is used internally by the chief operating decision maker for evaluating segment performance and deciding how to allocate resources to segments.
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

The table below presents the information about the Company’s reporting segments for the three and nine month periods ended September 30, 2009 and 2008 (in thousands):

	BCS	ATS	MCS	Total
Three Months Ended September 30, 2009
Net sales	$211,288	$45,488	$18,996	$275,772
Gross margin	94,317	10,650	10,506	115,473
Amortization of intangible assets	18	5,654	3,609	9,281

Three Months Ended September 30, 2008
Net sales	$217,729	$62,100	17,722	$297,551
Gross margin	79,278	16,624	10,232	106,134
Amortization of intangible assets	—	5,654	3,492	9,146

Nine Months Ended September 30, 2009
Net sales	$617,188	$131,946	$58,677	$807,811
Gross margin	265,952	29,733	32,578	328,263
Amortization of intangible assets	18	16,962	10,827	27,807

Nine Months Ended September 30, 2008
Net sales	$597,777	$211,961	$42,429	$852,167
Gross margin	198,756	62,370	23,140	284,266
Amortization of intangible assets	—	19,118	15,736	34,854
The following table summarizes the Company’s net intangible assets and goodwill by reportable segment as of September 30, 2009 and December 31, 2008.

	BCS	ATS	MCS	Total
September 30, 2009
Goodwill	$154,314	$37,738	$42,364	$234,416
Intangible assets, net	1,792	121,422	78,137	201,351

December 31, 2008
Goodwill	$150,569	$38,366	$42,749	$231,684
Intangible assets, net	—	138,384	88,964	227,348
Note 15. Sales Information
The Company had two customers (including their affiliates, as applicable) with sales of more than 10% during the three and nine months ended September 30, 2009. Over the past year, certain customers’ beneficial ownership may have changed as a result of mergers and acquisitions. Therefore, the revenue for ARRIS’ customers for prior periods has been adjusted to include the affiliates under current common control. A summary of sales to these customers for the three and nine month periods ended September 30, 2009 and 2008 are set forth below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Comcast	$101,975	$100,920	$263,843	$181,872
% of sales	37.0%	33.9%	32.7%	21.3%

Time Warner Cable	$45,992	$43,862	$147,959	$190,081
% of sales	16.7%	14.7%	18.3%	22.3%

No other customer provided more than 10% of total sales for the three and nine months ended September 30, 2009 or 2008.
ARRIS sells its products primarily in United States. The Company’s international revenue is generated from Asia Pacific, Europe, Latin America and Canada. The Asia Pacific market primarily includes China, Hong Kong, Japan, Korea, Singapore and Taiwan. The European market primarily includes Austria, Belgium, France, Germany, the Netherlands, Poland, Portugal, Spain and Switzerland. The Latin American market primarily includes Argentina, Brazil, Chile, Columbia, Mexico, and Puerto Rico. Sales to international customers were approximately $79.0 million, or 28.7% of total sales, for the three months ended September 30, 2009. International sales during the same period in 2008 were $77.5 million, or 26.0% of total sales. For the nine months ended September 30, 2009 and 2008 sales to international customers were $220.2 million and $249.2 million, or 27.3% and 29.2%, respectively.
Note 16. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the periods indicated (in thousands except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Basic:
Net income	$21,699	$22,434	$57,490	$34,092

Weighted average shares outstanding	125,326	122,922	124,381	125,466

Basic earnings per share	$0.17	$0.18	$0.46	$0.27

Diluted:
Net income	$21,699	$22,434	$57,490	$34,092

Weighted average shares outstanding	125,326	122,922	124,381	125,466
Net effect of dilutive equity awards	4,369	2,498	3,535	1,783

Total	129,695	125,420	127,916	127,249

Diluted earnings per share	$0.17	$0.18	$0.45	$0.27

In November 2006, the Company issued $276.0 million of convertible senior notes. Upon conversion, ARRIS will satisfy at least the principal amount in cash, rather than common stock. This reduced the potential earnings dilution to only include the conversion premium, which is the difference between the conversion price per share of common stock and the average share price. The average share price for the three and nine months ended September 30, 2009 and 2008 was less than the conversion price of $16.09 and, consequently, did not result in dilution.
Excluded from the dilutive securities described above are employee stock options to acquire approximately 2.1 million shares and 3.3 million shares, for the three and nine months ended September 30, 2009, respectively. During the same periods in 2008, approximately 6.1 million shares and 7.1 million shares, respectively, were excluded from the dilutive securities above. These exclusions were made because, as a result of the exercise price of such securities, they were antidilutive.

Note 17. Income Taxes
In the first nine months of 2009 and 2008, the Company recorded income tax expense of $31.9 million and $17.6 million, respectively. Below is a summary of the components of the tax expense in each period (in thousands, except for percentages):

	Nine Months Ended September 30,
	2009			2008
	Income	Income		Income	Income
	Before	Tax	Effective	Before	Tax	Effective
	Tax	Expense	Tax Rate	Tax	Expense	Tax Rate
Non-Discrete Items	$85,191	$29,016	34.1%	$51,643	$19,081	36.9%
Discrete Accounting Events	4,152	1,383	33.3%	—	—	—
Discrete Tax Events - Valuation Allowances / Uncertain tax positions	—	1,454		—	(1,530)

Total	$89,343	$31,853	35.7%	$51,643	$17,551	34.0%

•	In the third quarter of 2009, the Company reported a discrete income tax benefit of $0.1 million arising predominately from U.S. Federal return-to-provision adjustments for the 2008 corporate income tax return. In the second quarter of 2009, there was no tax or accounting discrete event. In the first quarter of 2009, the Company reported a discrete accounting gain of $4.2 million on the repurchase of convertible debt. Income tax expense of $1.4 million was recorded on the gain, reflecting a tax rate of 33.3%. Additionally, during the first quarter, the Company identified $1.5 million of discrete income tax expense relating primarily to adjustments of valuation allowances.
•	In the third quarter of 2008, the Company reported $1.5 million of discrete income tax benefit, mostly attributable to U.S. Federal return-to-provision adjustments for the 2007 corporate income tax return. There was no discrete accounting event during the first nine months of 2008.
The Company anticipates that the effective tax rate for full year 2009 for non-discrete items will be in the range of 33% — 35%.
Note 18. Contingencies
From time to time, ARRIS is involved in claims, disputes, litigation or legal proceedings incidental to the ordinary course of its business, such as intellectual property disputes, contractual disputes, employment matters and environmental proceedings. Except as described below, ARRIS is not party to any proceedings that are, or reasonably could be expected to be, material to its business, results of operations or financial condition.
Commencing in 2005, Rembrandt Technologies, LP filed a series of lawsuits against several MSO’s alleging infringement of eight patents related to the cable systems operators’ use of data transmission, video, cable modem, voice-over-internet, and other technologies and applications. On July 14, 2009 ARRIS reached a settlement with Rembrandt.
In 2007, Adelphia Recovery Trust (“Trust”) contacted ARRIS asserting that ARRIS may have received transfers from Adelphia Cablevision, LLC (“Cablevision”) during the year prior to its filing of a Chapter 11 petition on September 25, 2002 (the “Petition Date”), and that said transfers may be voidable. Cablevision sent similar letters to other parties. In the event a suit is commenced, ARRIS intends to contest the case vigorously. To date, ARRIS has received no further communication from Cablevision. No estimate can be made of the possible range of loss, if any, associated with a resolution of these assertions.
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

Acacia Media Technologies Corp. sued Charter and Time Warner Cable, Inc. for allegedly infringing several U.S. Patents. The case has been bifurcated, where the case for invalidity of the patents will be tried first, and only if one or more patents are found to be valid, then the case for infringement will be tried. Both customers requested C-COR’s, as well as other vendors’, support under the indemnity provisions of the purchase agreements (related to video-on-demand products). It is premature to assess the likelihood of a favorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify the defendants, pay royalties and/or cease using certain technology.
V-Tran Media Technologies has filed a number of patent infringement lawsuits against 21 different parties, including suits against Comcast, Charter, Verizon, Time Warner and numerous smaller MSOs, for the alleged infringement of two patents related to a television broadcast system for selective transmission of viewer chosen programs at viewer requested times. Both patents expired in June 2008. The defendants recently received a favorable Markman Ruling and are seeking dismissal of the suit. C-COR manufactured products that allegedly infringed on the patents. It is premature to assess the likelihood of a favorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify the defendants or pay royalties. Since the patents have expired, it is unlikely ARRIS will be prohibited from using the technology.
In February 2008, several former employees of a former subsidiary of C-COR, filed a class action Fair Labor Standards Act suit against the former subsidiary and C-COR alleging that the plaintiffs were not properly paid for overtime. The proposed class could have included 1,000 cable installers and field technicians. ARRIS is actively contesting the suit. The opt-in period for substantially all of the plaintiffs ended July 31, 2009. To date, approximately 280 people have opted-in relative to C-COR. The parties engaged in an attempted mediation of the dispute and such communications continue. If the mediation is not successful ARRIS intends to vigorously defend this case.
On March 11, 2009, ARRIS filed a declaratory judgment action against British Telecom (BT) seeking to invalidate the BT patents and seeking a declaration that neither the ARRIS products, nor their use by ARRIS’ customers infringe any of the BT patents. This action arose from the assertion by BT (via their agent, IPValue), that the ARRIS products or their use by ARRIS’ customers infringed four BT patents.
On July 31, 2009, ARRIS filed a contempt motion in the U.S. District Court for the District of Delaware against SeaChange International related to a patent owned by ARRIS. In its motion, ARRIS is seeking further damages and the enforcement of the permanent injunction entered by the Court against certain of SeaChange products sold since 2002. The original finding of infringement was affirmed by the Federal Circuit in 2006, and the patent claims (with one exception) recently were upheld by the U.S. Patent Office in a re-examination process initiated by SeaChange. In response to ARRIS’ Motion for Contempt, on August 3, 2009, SeaChange filed a complaint seeking a declaratory judgment from the Court to declare that its products are non-infringing with respect to the patent.
From time to time third parties approach ARRIS or an ARRIS customer, seeking that ARRIS or its customer consider entering into a license agreement for such patents. Such invitations cause ARRIS to dedicate time to study such patents and enter into discussions with such third parties regarding the merits and value, if any, of the patents. These discussions, may materialize into license agreements or patents asserted against ARRIS or its customers. If asserted against our customers, our customers may seek indemnification from ARRIS. It is not possible to determine the impact of any such ongoing discussions on ARRIS’ business financial conditions.
Note 19. Subsequent Events
On October 1, 2009, the Company acquired substantially all of the assets and assumed certain of the liabilities of Digeo, Inc. (“Digeo”). The aggregate purchase price for the transaction is approximately $20 million, of which an initial payment of approximately $1.5 million was paid in September of 2009 and approximately $14.5 million in cash at closing. The remaining $4 million is being deferred until the first anniversary of the closing of the transactions and may be reduced as a result of any claims for breaches of representations and warranties by Digeo. The Digeo acquisition, along with the recently completed acquisition of EG Technology, provides the Company with substantial technical expertise in video networking and an innovative multimedia services delivery platform.
The Company has disclosed all subsequent events through the time of filing these financial statements with the SEC.

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
     Below are some key highlights and trends relative to our third quarter and nine months ended September 30, 2009:
Financial Highlights
•	Earnings per diluted share decreased only slightly (from $0.18 in the third quarter 2008 to $0.17 in the third quarter 2009), despite a 7% decline in sales.
•	Gross margin percentage increased 6.2 percentage points to 41.9% in the third quarter 2009 as compared to the period in 2008, reflecting a stronger product mix including notably higher sales of our higher margin CMTS product line.
•	We ended the third quarter 2009 with $576.7 million of cash resources which includes $561.7 of cash, cash equivalents, and short-term investments and $15.0 million of long-term U.S. treasury notes that mature in Q4 2010. We generated approximately $63.1 million of cash from operating activities in the third quarter and $171.2 million during the first nine months of 2009.

•	We used $10.6 million of cash in the first quarter of 2009 to retire $15.0 million of the principal amount of our convertible debt, which represented a 29% discount. The Company also wrote off approximately $0.2 million of deferred finance fees associated with the portion of the notes retired. We recorded a pre-tax net gain of $4.2 million in the first quarter as a result of the retirement.
•	We ended the third quarter of 2009 with an order backlog of approximately $169 million and a book-to-bill ratio of 1.01. Both order backlog and book-to-bill are up moderately compared to the third quarter of 2008.
Product Line Highlights
•	Broadband Communications Systems

Expanded Video Capability
Through two recent acquisitions ARRIS has expanded its expertise in video processing and multimedia video delivery systems for delivery of programming from multiple sources to a variety of consumer devices. The acquired expertise and talent will accelerate the introduction of next generation IP based consumer video products and services. The two acquisitions are:
o	The purchase of the assets, including the video processing intellectual property, of EG Technologies which includes a portfolio of encoding, transcoding and multiplexing products.
o	On October 1, 2009, the purchase of the assets, including the intellectual property, of Digeo, Inc. The assets include an extensive patent portfolio in digital video recording, home networking, e-commerce and multimedia technologies, as well as the Moxi® line of home video delivery products.
CMTS
o	Downstream port shipments reached a record level of 33,955 in the third quarter of 2009, and were 90,476 through the first nine months of 2009.
o	Operators continue to focus on deploying DOCSIS 3.0 technology in order to increase overall capacity as well as compete aggressively with higher speed service tiers. The ARRIS solution has been adopted broadly across the industry, with strong domestic US shipments and increased business internationally in CALA, Asia, and Europe.
o	Continued improvement in gross margins resulting from both customer and product mix (increased CMTS shipments).
o	The first in-service deployment of a DOCSIS 3.0 Upstream Channel Bonding service with JCN in Japan
o	Achieved #1 CMTS world-wide market share for the first time in the second quarter of 2009.
CPE
o	Approximately 1.2 million and 3.6 million EMTAs were shipped in the third quarter and first nine months of 2009, respectively, which was down 21% and 18% from the third quarter and first nine months of 2008, respectively, a result of overall VoIP net subscriber additions leveling off. We have retained number one market share for EMTAs for 17 consecutive quarters.
o	We increased shipments of Multi-line and Wireless Gateways in the third quarter of 2009.
o	DOCSIS 3.0 CPE shipments increased substantially in third quarter 2009. We expect a continuing transition from deployment of DOCSIS 2.0 to DOCSIS 3.0 CPE throughout the remainder of 2009.
•	Access, Transport & Supplies
o	Business continues to be impacted by macro economic factors, which resulted in lower sales year over year with a small sequential gain over the first quarter of 2009.
o	DOCSIS 3.0 bandwidth efficiency improvements allow for network investments to be delayed.
o	CORWave multi-wavelength optical transport platforms are continuing to gain traction with both domestic and international customers. These platforms will allow operators to multiply network capacity in support of narrowcast services at a fraction of traditional infrastructure upgrade costs. We expect these platforms to become more widely adopted as bandwidth demands continue to increase.

o	Product mix and lower volumes negatively impacted margins.

•	Media & Communications Systems
o	Completed WorkAssureTM deployments for several Time Warner Cable regions.

o	Demand for Assurance products continue to be strong based on:
§	DOCSIS 3.0 rollouts

§	A continued focus on Opex management and control
o	Began ConvergeMedia backoffice and server deployments in several US MSOs including Charter.
Significant Customers
The vast majority of our sales are to cable system operators worldwide. As the U.S. cable industry continued a trend toward consolidation, the six largest MSOs control approximately 89.9% of the triple play Revenue Generating Units (“RGU”) within the U.S. cable market (according to Dataxis in the first quarter 2009), thereby making our sales to those MSOs critical to our success. Our sales are substantially dependent upon a system operator’s selection of ARRIS’ network equipment, demand for increased broadband services by subscribers, and general capital expenditure levels by system operators. Our two 10% customers (including their affiliates, as applicable) are Comcast and Time Warner Cable. Over the past year, certain customers’ beneficial ownership may have changed as a result of mergers and acquisitions. Therefore, the revenue for ARRIS’ customers for prior periods has been adjusted to include the affiliates currently understood to be under common control. A summary of sales to these customers for the three and nine month periods ended September 30, 2009 and 2008 are set forth below (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30,
	2009	2008	2009	2008
Comcast	$101,975	$100,920	$263,843	$181,872
% of sales	37.0%	33.9%	32.7%	21.3%

Time Warner Cable	$45,992	$43,862	$147,959	$190,081
% of sales	16.7%	14.7%	18.3%	22.3%
Comparison of Operations for the Three and Nine Months Ended September 30, 2009 and 2008
Net Sales
The table below sets forth our net sales for the three and nine months ended September 30, 2009 and 2008, for each of our reporting segments (in thousands):

	Net Sales				Increase (Decrease) Between 2009 and 2008
	For the Three Months		For the Nine Months		For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,		Ended September 30		Ended September 30
	2009	2008	2009	2008	$	%	$	%
Business Segment:
BCS	$211,288	$217,729	$617,188	$597,777	$(6,441)	(3.0)	$19,411	3.2
ATS	45,488	62,100	131,946	211,961	(16,612)	(26.8)	(80,015)	(37.7)
MCS	18,996	17,722	58,677	42,429	1,274	7.2	16,248	38.3

Total sales	$275,772	$297,551	$807,811	$852,167	$(21,779)	(7.3)	$(44,356)	(5.2)

The table below sets forth our domestic and international sales for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Net Sales				Increase (Decrease) Between 2009 and 2008
	For the Three Months		For the Nine Months		For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,		Ended September 30		Ended September 30
	2009	2008	2009	2008	$	%	$	%
Domestic	$196,729	$220,105	$587,604	$602,967	$(23,376)	(10.6)	$(15,363)	(2.5)
International	79,043	77,446	220,207	249,200	1,597	2.1	(28,993)	(11.6)

Total sales	$275,772	$297,551	$807,811	$852,167	$(21,779)	(7.3)	$(44,356)	(5.2)

Broadband Communications Systems (“BCS”) Net Sales 2009 vs. 2008
During the three months ended September 30, 2009, sales of our Broadband Communications Systems segment products decreased by approximately 3.0% as compared to the same period in 2008. The following factors contributed to the decrease in sales:
•	In the third quarter of 2009, we had lower sales of EMTAs as compared to the third quarter of 2008.
•	The decline in EMTAs was partially offset by higher sales of CMTSs to several customers including Time Warner Cable and Cablevision Mexico.
During the nine months ended September 30, 2009, sales of our Broadband Communications Systems segment products increased by approximately 3.2% as compared to the same period in 2008. The following factors contributed to the increase in sales:
•	Higher sales to multiple customers of our CMTS products.
•	The increase in our CMTS product sales was partially offset by a decrease in EMTA sales to several customers.
Access, Transport and Supplies (“ATS”) Net Sales 2009 vs. 2008
Access, Transport and Supplies segment revenue decreased by approximately 26.8% and 37.7% for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008. The following factors contributed to the decrease in sales:
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
Media & Communications Systems (“MCS”) Net Sales 2009 vs. 2008
Media & Communications Systems revenue increased by approximately 7.2% in the third quarter of 2009 and 38.3% in the first nine months of the year, as compared to the same periods in 2008. The increase in sales primarily reflects the build-up of deferred revenue throughout 2008. The deferred revenue acquired from C-COR acquisition was marked to fair value at the date of the acquisition and rebuilt through 2008.
Gross Margin
The table below sets forth our gross margin for the three and nine months ended September 30, 2009 and 2008, for each of our reporting segments (in thousands):

	Gross Margin $				Increase (Decrease) Between 2009 and 2008
	For the Three Months		For the Nine Months		For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,		Ended September 30		Ended September 30
	2009	2008	2009	2008	$	%	$	%
Business Segment:
BCS	$94,317	$79,278	$265,952	$198,756	$15,039	19.0	$67,196	33.8
ATS	10,650	16,624	29,733	62,370	(5,974)	(35.9)	(32,637)	(52.3)
MCS	10,506	10,232	32,578	23,140	274	2.7	9,438	40.8

Total	$115,473	$106,134	$328,263	$284,266	$9,339	8.8	$43,997	15.5

The table below sets forth our gross margin percentages for the three and nine months ended September 30, 2009 and 2008, for each of our reporting segments:

	Gross Margin %				Increase (Decrease) Between 2009 and 2008
	For the Three Months		For the Nine Months		For the Three Months	For the Nine Months
	Ended September 30,		Ended September 30,		Ended September 30	Ended September 30
	2009	2008	2009	2008	Percentage Points
Business Segment:
BCS	44.6%	36.4%	43.1%	33.2%	8.2	9.9
ATS	23.4%	26.8%	22.5%	29.4%	(3.4)	(6.9)
MCS	55.3%	57.7%	55.5%	54.5%	(2.4)	1.0
Total	41.9%	35.7%	40.6%	33.4%	6.2	7.2
Broadband Communications Systems Gross Margin 2009 vs. 2008
Broadband Communications Systems segment gross margin dollars and gross margin percentage increased year over year:
•	The increase in gross margin dollars was primarily the result of higher sales due to the successful introduction of our DOCSIS 3.0 CMTS in the second half of last year and product mix.
•	The increase in gross margin percentage primarily reflects product mix, as we sold more CMTS products and fewer EMTA products in the three and nine month periods in 2009 as compared to the same periods in 2008. CMTS products carry higher gross margin percentage than the EMTA products.
Access, Transport and Supplies Gross Margin 2009 vs. 2008
The Access, Transport and Supplies segment gross margin dollars and percentage decreased year over year:
•	The decrease in gross margin dollars was primarily the result of a decrease in sales in both the three and nine month periods in 2009.
•	The decrease in gross margin percentage was primarily the result of both a change in product mix and a decrease in sales. In the three and nine month periods in 2009, Access and Transport sales decreased proportionally more than the Supplies sales decreased. In addition, our gross margin was negatively impacted by the decline in the overall volume resulting in a higher manufacturing cost per unit due to the allocation of fixed factory overhead costs as well as lower gross margin on certain headend optics gear.
Media & Communications Systems Gross Margin 2009 vs. 2008
Media & Communications Systems gross margin percentage decreased during the three months ended September 30, 2009 while increasing during the nine months ended September 30, 2009 as compared to the same periods in 2008.
•	Both the decrease during the three months ended and the increase during the nine months ended are primarily a result of product mix.
•	Performance in this segment is variable as revenue recognition is significantly tied to customer acceptances associated with multiple month and quarter projects, and non linear orders for licenses and hardware.

Operating Expenses
The table below provides detail regarding our operating expenses (in thousands):

	Operating Expenses				Increase (Decrease) Between 2009 and 2008
	For the Three Months		For the Nine Months		For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,		Ended September 30		Ended September 30
	2009	2008	2009	2008	$	%	$	%
SG&A	$36,311	$33,012	$110,782	$107,040	$3,299	10.0	$3,742	3.5
Research & development	30,909	27,473	89,447	83,257	3,436	12.5	6,190	7.4
Restructuring Charges	73	202	785	782	(129)	(63.9)	3	0.4
Amortization of intangibles	9,281	9,146	27,807	34,854	135	1.5	(7,047)	(20.2)

Total	$76,574	$69,833	$228,821	$225,933	$6,741	9.7	$2,888	1.3

Selling, General, and Administrative, or SG&A, Expenses
The increase in SG&A expenses for the three months ended September 30, 2009 as compared to the same period in 2008 reflects:
•	Higher variable compensation costs, in particular sales commissions and incentive accruals.
•	An increase in stock compensation expense of $0.9 million as a result of the annual grant in March of 2009.
•	An increase in legal expenses of $0.8 million as a result of increased costs associated with various patent and other litigation matters (see Legal Proceedings).
The year over year increase in SG&A expense reflects:
•	Higher variable compensation costs, in particular incentive accruals.
•	An increase in stock compensation expense of $2.1 million as a result of the annual stock grant in March of 2009.
•	An increase in legal expenses of $3.7 as a result of increased costs including settlement costs associated with various patent and other litigation matters (see Legal Proceedings).
•	The increases were partially offset by decreases in travel and entertainment and professional fees.
Research & Development Expenses
We continue to aggressively invest in research and development. Our primary focus is on products that allow MSOs to capture new revenues and reduce operating costs. The increase in research and development expense reflects:
•	Higher compensation costs, fringe benefits and incentive accruals.
•	We have incrementally invested year over year in research and development, a trend which we anticipate will continue.
•	We anticipate an increase in research and development expense of approximately $3 million per quarter associated with the acquisitions of EGT and Digeo.
Restructuring Charges
On a quarterly basis, we review our existing restructuring accruals and make adjustments if necessary. For the three and nine month periods ending September 30, 2009, we recorded adjustments of $0.1 million and $0.8 million. For the three and nine month period ending September 30, 2008, we recorded adjustments of $0.2 million and $0.8 million respectively.
Amortization of Intangible Assets
Intangibles amortization expense for the three months ended September 30, 2009 and 2008 was $9.3 million and $9.1 million, respectively. For the nine months ended September 30, 2009 and 2008, intangible amortization expense was $27.8 million and $34.9 million, respectively.

The decline for the nine months ended September 30, 2009, reflects the completion of the amortization of the C-COR order backlog in 2008.
Goodwill Impairment
No goodwill impairment was recorded for the three and nine months ended September 30, 2009 and 2008. We recorded a non-cash goodwill impairment charge of $128.9 million and $80.4 million related to the ATS and MCS reporting units, respectively, during the fourth quarter of 2008. We continue to monitor our assessments of goodwill, particularly in light of the current economic climate, most notably with respect to the ATS segment. For the first nine months of 2009, we concluded that there was no impairment. As the ongoing expected cash flows and carrying amounts of our remaining goodwill are assessed, changes in the economic conditions, changes to our business strategy, changes in operating performance or other indicators of impairment could cause us to realize additional impairment charges in the future.
Other Expense (Income)
Interest Expense
Interest expense for the three months ended September 30, 2009 and 2008 was $4.4 million. For the nine months ended September 30, 2009 and 2008, interest expense was $13.1 million and $12.7 million respectively. Interest expense reflects interest (including cash and non-cash components) and the amortization of deferred finance fees associated with our $261.0 million 2% convertible subordinated notes. See Note 2 and Note 12 of Notes to the Consolidated Financial Statements.
Loss (Gain) in Foreign Currency
During the three months ended September 30, 2009 and 2008, we recorded a foreign currency loss of approximately $1.1 million and $0.4 million, respectively. During the nine months ended September 30, 2009 and 2008, we recorded a foreign currency loss (gain) of approximately $3.6 million and $(0.3) million respectively. The gains and losses are primarily driven by the fluctuation of the value of the euro and peso, as compared to the U.S. dollar, as we had several European and Mexican customers whose receivables and collections are denominated in Euros and Pesos. We have implemented a hedging strategy to mitigate the monetary exchange fluctuations from the time of invoice to the time of payment, and have occasionally entered into forward contracts based on a percentage of expected foreign currency receipts.
Interest Income
Interest income during the three months ended September 30, 2009 and 2008 was $0.4 million and $1.5 million, respectively. During the nine months ended September 30, 2009 and 2008, interest income was $1.2 million and $5.9 million, respectively. The income reflects interest earned on cash, cash equivalents and short term investments. Interest income decreased year over year as result of lower interest rates in 2009 as compared to 2008.
Other (Income)/Expense
Other (income)/expense for the three months ended September 30, 2009 and 2008 was $(0.3) million and $(72) thousand, respectively. For the nine months ended September 30, 2009 and 2008, other expense was $(0.9) million and $(43) thousand, respectively.
Income Taxes
In the three and nine months ended September 30, 2009, we recorded income tax expense of $12.7 million and $31.9 million, respectively, as compared to the same periods in 2008, when we recorded $10.7 million and $17.6 million, respectively. See Note 17 of the Notes to the Consolidated Financial Statements for additional information about income taxes.
Financial Liquidity and Capital Resources
Overview
One of our key strategies is to maintain and improve our capital structure. The key metrics we focus on are summarized in the table below:

Liquidity & Capital Resources Data

	Nine Months Ended September 30,
	2009	2008
	(in thousands, except DSO and turns)
Key Working Capital Items
Cash provided by operating activities	$171,204	$86,532
Cash, cash equivalents, and short-term investments	$561,712	$329,558
Long-term U.S. treasury notes	$15,041	—

Total cash, cash equivalents, short-term investments and long-term U.S. treasury notes	$576,753	$329,558
Accounts receivable, net	$119,125	$180,367
Days Sales Outstanding (“DSOs”)	47	56
Inventory, net	$100,024	$139,598
Inventory turns	5.6	5.6

Convertible notes at face value	$261,050	$276,000
Convertible notes at book value	$208,420	$208,969

Capital Expenditures	$14,327	$16,444
Accounts Receivable & Inventory
We use the number of times per year that inventory turns over (based upon sales for the most recent period, or turns) to evaluate inventory management, and days sales outstanding, or DSOs, to evaluate accounts receivable management.
Accounts receivable and DSOs decreased during the first nine months of 2009 as compared to 2008 as a result of lower sales and payment patterns of our customers. Looking forward, it is possible that our DSOs may increase dependent upon our customer mix and payment patterns.
Inventory decreased in the first nine months of 2009, as compared to 2008. The dollar value of the inventory currently on hand is lower due to the year over year decrease in sales and cost of goods sold. Inventory turns have remained the same in the first nine months of 2009 as compared to 2008.
Summary of Current Liquidity Position and Potential for Future Capital Raising
We believe our current liquidity position, where we have approximately $561.7 million of cash, cash equivalents, and short-term investments and $15.0 million of long-term U.S treasury notes on hand as of September 30, 2009, together with the prospects for continued generation of cash from operating activities are adequate for our short- and medium-term business needs. We may in the future elect to repurchase additional shares of our common stock or additional principal amounts of our outstanding convertible notes. However, a key part of our overall long-term strategy may be implemented through additional acquisitions, and a portion of these funds may be used for that purpose. Should our available funds be insufficient for those purposes, it is possible that we will raise capital through private or public, share or debt offerings. Absent a major acquisition, we do not anticipate a need to access the capital markets in 2009.
Commitments
Our contractual obligations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008. In October 2009, we made a partial payment of approximately $14.5 million for the purchase of Digeo, Inc. We made an initial payment of approximately $1.5 million prior to October 1, 2009. We are currently committed to making a holdback payment of approximately $4.0 million in December 2010 subject to permitted claims against the holdback. Except for these commitments with respect to Digeo there were no other material changes to our contractual obligation, during the first nine months of 2009.

Cash Flow
Below is a table setting forth the key line items of our Consolidated Statements of Cash Flows (in thousands):

	For the Nine Months Ended
	September 30
	2009	2008
Cash provided by operating activities	$171,204	$86,532
Cash provided by (used in) investing activities	(119,678)	9,228
Cash provided by (used in) financing activities	375	(113,570)

Net increase (decrease) in cash	$51,901	$(17,810)

Operating Activities:
Below are the key line items affecting cash from operating activities (in thousands):

	For the Nine Months Ended
	September 30,
	2009	2008
Net income	$57,490	$34,092
Adjustments to reconcile net income to cash provided by operating activities	70,748	70,603

Net income including adjustments	128,238	104,695
Decrease/(Increase) in accounts receivable	40,801	(12,103)
Decrease/ (Increase) in inventory	30,449	(6,028)
(Decrease) /Increase in accounts payable and accrued liabilities	(32,620)	9,743
All other — net	4,336	(9,775)

Cash provided by operating activities	$171,204	$86,532

Net income including adjustments increased $23.5 million during the first nine months of 2009 as compared to the same period in 2008. Net income increased approximately $23.4 million year over year, primarily reflecting our gross margin improvement discussed above. The adjustments to reconcile net income to cash provided by operating activities in total remained the same year over year but had three individual differences. The three differences were (1) a gain of $4.2 million associated with the 2009 redemption of a portion of our convertible debt, (2) a decrease in intangible amortization of $7.0 million in the first nine months of 2009 as compared to 2008 which was the result of the order backlog from C-COR being fully amortized during the first half of 2008, and (3) the net deferred tax asset increased by $13.7 million during the first nine months of 2009 as compared to an increase of only $2.9 million in the same period of 2008.
Accounts receivable decreased in the first nine months of 2009 and increased in the first nine months of 2008. The decrease in 2009 was related to a decrease in sales and payment patterns of our customers. The increase in 2008 was related to higher sales in the third quarter of 2008.
Inventory decreased in the first nine months of 2009 primarily as a result of lower sales. Inventory decreased in 2008 as a result of higher sales. Turns were the same in both periods.
The decline in the first nine months of 2009 in accounts payable and accrued liabilities reflects a decrease in inventory purchases and the timing variations associated with payment of accounts payable. The increase in accounts payable and accrued liabilities in the first nine months of 2008 is due to the build-up of deferred revenue from the MCS segment. The deferred revenue acquired from C-COR during the acquisition was marked to fair value at the date of acquisition. The increase in deferred revenue was partially offset by the payment of the annual bonus in the first quarter of 2008.
All other — net includes the changes in (1) other receivables, (2) income taxes payable (recoverable), and (3) prepaids and other, net. The other receivables represent amounts due from our contract manufacturers for material used in the assembly of our finished goods. Whether the balance results in an income tax payable or income tax recoverable position is a result of the timing of the actual estimated tax payments during the year as compared to the actual tax liability for the year.

Investing Activities:
Below are the key line items affecting investing activities (in thousands):

	Nine Months Ended
	September 30
	2009	2008
Capital expenditures	$(14,327)	$(16,444)
Cash paid for acquisitions	(8,130)	(10,066)
Cash proceeds from sale of property, plant & equipment	208	250
Purchases of investments	(151,845)	(86,998)
Disposals of investments	54,416	122,486

Cash provided by (used in) investing activities	$(119,678)	$9,228

          Capital Expenditures
Capital expenditures are mainly for test equipment, manufacturing equipment, leasehold improvements, computer equipment, and business application software. We anticipate investing approximately $20 million in fiscal year 2009.
     Cash Paid for Acquisitions
This represents the cash payments made during the first nine months of 2009 and 2008 in connection with the C-COR, Auspice, EG Technology and Digeo acquisitions, net of cash acquired.
     Purchases and Sales of Investments
This represents purchases and sales of securities.
Financing Activities:
Below are the key line items affecting our financing activities (in thousands):

	For the Nine Months Ended
	September 30
	2009	2008
Payment of debt and capital lease obligations	$(10,677)	$(35,518)
Repurchase of common stock	—	(75,960)
Excess tax benefits from stock-based compensation plans	2,027	24
Employer repurchase of shares to satisfy minimum tax withholdings	(2,180)	(1,035)
Fees and proceeds from issuance of common stock, net	11,205	(1,081)

Cash provided by (used in) financing activities	$375	$(113,570)

Payment of Debt and Capital Lease Obligation
During the first quarter of 2009, we purchased $15.0 million of the face value of our convertible debt for approximately $10.6 million. The Company also wrote off approximately $0.2 million of deferred finance fees associated with the portion of the notes retired. The Company realized a gain of approximately $4.2 million on the retirement of the convertible notes. As part of the C-COR acquisition in December 2007, we assumed $35.0 million of 3.5% senior unsecured convertible notes due on December 31, 2009. We redeemed the notes on January 14, 2008.
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

During the first quarter of 2009, ARRIS’ Board of Directors authorized a new plan (the “2009 Plan”), which replaced the 2008 Plan, for the Company to purchase up to $100 million of the Company’s common stock. The Company did not purchase any shares under the 2009 Plan during the first nine months of 2009.
Employer Repurchase of Shares to Satisfy Minimum Tax Withholdings
This represents the minimum shares withheld to satisfy the minimum tax withholding when restricted stock vests.
Excess Tax Benefits from Stock-Based Compensation Plans
This represents the cash that otherwise would have been paid for income taxes if increases in the value of equity instruments also had not been deductible in determining taxable income.
Fees and Proceeds from Issuance of Common Stock, Net
This represents expenses paid related to the issuance of stock for the C-COR acquisition, offset with cash proceeds related to the exercise of stock options by employees.
Interest Rates
As of September 30, 2009, we did not have any floating rate indebtedness or outstanding interest rate swap agreements.
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
ARRIS executes letters of credit in favor of certain landlords and vendors to guarantee performance on lease and insurance contracts. Additionally, we have cash collateral account agreements with our financial institutions as security against potential losses with respect to our foreign currency hedging activities. The letters of credit and cash collateral accounts are reported as restricted cash. As of September 30, 2009 and December 31, 2008, we had approximately $4.5 million and $5.7 million outstanding, respectively, of cash collateral.
Cash, Short-Term Investments and Available-For-Sale Investments
Our cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) are primarily held in money market funds that pay either taxable or non-taxable interest. We hold short-term investments consisting of debt securities classified as available-for-sale, which are stated at estimated fair value. These debt securities consist primarily of commercial paper, certificates of deposits, and U.S. government agency financial instruments. Additionally, as of September 30, 2009, we had approximately $5.0 million of a single auction rate security outstanding at fair value, classified as a trading security within our long-term investments. Because it has failed at auction, we are uncertain of when we will be able to liquidate the security. However, the Company has been provided the option to sell the security to a major financial institution at par on June 30, 2010. Therefore, ARRIS has classified the investment as short-term. The security is a single student loan issue rated AAA and is substantially guaranteed by the federal government. We analyzed the fair value of the security as of September 30, 2009. We have concluded that the fair value is approximately $5.0 million (including the fair value of the put options), which compares to a face value of $5.0 million. We will continue to evaluate the fair value of this security and mark it to market accordingly.
From time to time, we held certain investments in the common stock of publicly-traded companies, which were classified as available-for-sale. As of September 30, 2009 and December 31, 2008, our holdings in these investments were immaterial. Changes in the market value of these securities typically are recorded in other comprehensive income and gain or losses on related sales of these securities are recognized in income.
See Note 4 of Notes to the Consolidated Financial Statements for disclosures related to the fair value of our investments.
The Company has a deferred compensation plan that was available to certain current and former officers and key executives of C-COR. During 2008, this plan was merged into a new non-qualified deferred compensation plan which is also available to key executives of the Company. Employee compensation deferrals and matching contributions are held in a rabbi trust, which is a funding vehicle used to protect the deferred compensation from various events (but not from bankruptcy or insolvency).
Additionally, ARRIS previously offered a deferred compensation arrangement, which was available to certain employees. As of December 31, 2004, the plan was frozen and no further contributions are allowed. The deferred earnings are invested in a rabbi trust.
The Company also has a deferred retirement salary plan, which was limited to certain current or former officers of C-COR. ARRIS holds an investment to cover its liability.
The Company, beginning in the third quarter of 2009, has begun funding in a rabbi trust, its nonqualified defined benefit plan for certain executives.
Capital Expenditures
Capital expenditures are made at a level designed to support the strategic and operating needs of the business. ARRIS’ capital expenditures were $14.3 million in the first nine months of 2009 as compared to $16.4 million in the first nine months of 2008. Management expects to invest approximately $20 million in capital expenditures for the fiscal year 2009.
Critical Accounting Estimates
The accounting and financial reporting policies of the ARRIS are in conformity with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management has discussed the development and selection of the Company’s critical accounting estimates with the audit committee of the Company’s Board of Directors and the audit committee has reviewed the Company’s related disclosures. Our critical accounting policies and estimates are disclosed extensively in our Form 10-K for the year ended December 31, 2008, as filed with the SEC. Our critical accounting estimates have not changed in any material respect during the nine months ended September 30, 2009.
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
We have had investments in auction rate securities that are classified as “available-for-sale” securities. As of September 30, 2009 and December 31, 2008, we held one auction rate security of $5.0 million. Although these securities have maturity dates of 15 to 30 years, they have characteristics of short-term investments as the interest rates reset every 7, 28, or 35 days and we have the potential to liquidate them in an auction process. Due to the short duration of these investments, a movement in market interest rates would not have a material impact on our operating results. However, it is possible that a security will fail to reprice at the scheduled auction date. In these instances, we are entitled to receive a penalty interest rate above market and the auction rate security will be held until the next scheduled auction date. ARRIS’ auction rate security of $5.0 million has continued to fail at auction, resulting in ARRIS continuing to hold this security. Due to the current market conditions and the failure of the auction rate security to reprice, beginning in the second quarter of 2008, we recorded changes in the fair value of the instrument as an impairment charge in the Statement of Operations in the gain (loss) on investments line. This particular security was held as of September 30, 2009 as a trading security within short-term investments with a fair market value of $5.0 million (including the fair value of the put option). ARRIS may not be able to liquidate this security until a successful auction occurs, or alternatively, we have been provided the option to sell the security to a major financial institution at par on September 30, 2010. During the nine months ended September 30, 2009, we recorded an increase in fair value of $46 thousand.
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
We have certain international customers who are billed in their local currency. Changes in the monetary exchange rates may adversely affect our results of operations and financial condition. To manage the volatility relating to these typical business exposures, we may enter into various derivative transactions, when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. The euro and the peso are the predominant currencies of those customers who are billed in their local currency. Taking into account the effects of foreign currency fluctuations of the euro and the peso versus the dollar, a hypothetical 10% weakening of the U.S. dollar (as of September 30, 2009) would provide a gain on foreign currency of approximately $1.8 million. Conversely, a hypothetical 10% strengthening of the U.S. dollar would provide a loss on foreign currency of approximately $1.8 million. The actual impact of foreign exchange rate changes will depend on, among other factors, the timing of rate changes and changes in the volume and mix of the our business. As of September 30, 2009, we had no material contracts, other than accounts receivable, denominated in foreign currencies.
We regularly review our forecasted sales in euros and enter into option contracts when appropriate. In the event that we determine a hedge to be ineffective prior to expirations earnings may be effected by the change in the hedge value. As of September 30, 2009, we had option collars outstanding with notional amounts totaling $6.0 million euros, which mature through 2010. As of September 30, 2009, we had forward contracts outstanding with notional amounts totaling $12.0 million euros, which mature in 2009 and $9.0 million euros maturing in 2010. The fair value of these option collars and forward contracts was a net liability of approximately $2.7 million as of September 30, 2009.

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

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
From time to time, ARRIS is involved in claims, disputes, litigation or legal proceedings incidental to the ordinary course of its business, such as intellectual property disputes, contractual disputes, employment matters and environmental proceedings. Except as described below, ARRIS is not party to any proceedings that are, or reasonably could be expected to be, material to its business, results of operations or financial condition.
Commencing in 2005, Rembrandt Technologies, LP filed a series of lawsuits against several MSO’s alleging infringement of eight patents related to the cable systems operators’ use of data transmission, video, cable modem, voice-over-internet, and other technologies and applications. On July 14, 2009 ARRIS reached a settlement with Rembrandt.
In 2007, Adelphia Recovery Trust (“Trust”) contacted ARRIS asserting that ARRIS may have received transfers from Adelphia Cablevision, LLC (“Cablevision”) during the year prior to its filing of a Chapter 11 petition on September 25, 2002 (the “Petition Date”), and that said transfers may be voidable. Cablevision sent similar letters to other parties. In the event a suit is commenced, ARRIS intends to contest the case vigorously. To date, ARRIS has received no further communication from Cablevision. No estimate can be made of the possible range of loss, if any, associated with a resolution of these assertions.
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
Acacia Media Technologies Corp. sued Charter and Time Warner Cable, Inc. for allegedly infringing several U.S. Patents. The case has been bifurcated, where the case for invalidity of the patents will be tried first, and only if one or more patents are found to be valid, then the case for infringement will be tried. Both customers requested C-COR’s, as well as other vendors’, support under the indemnity provisions of the purchase agreements (related to video-on-demand products). It is premature to assess the likelihood of a favorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify the defendants, pay royalties and/or cease using certain technology.
V-Tran Media Technologies has filed a number of patent infringement lawsuits against 21 different parties, including suits against Comcast, Charter, Verizon, Time Warner and numerous smaller MSOs, for the alleged infringement of two patents related to a television broadcast system for selective transmission of viewer chosen programs at viewer requested times. Both patents expired in June 2008. The defendants recently received a favorable Markman Ruling and are seeking dismissal of the suit. C-COR manufactured products that allegedly infringed on the patents. It is premature to assess the likelihood of a favorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify the defendants or pay royalties. Since the patents have expired, it is unlikely ARRIS will be prohibited from using the technology.
In February 2008, several former employees of a former subsidiary of C-COR, filed a class action Fair Labor Standards Act suit against the former subsidiary and C-COR alleging that the plaintiffs were not properly paid for overtime. The proposed class could have included 1,000 cable installers and field technicians. ARRIS is actively contesting the suit. The opt-in period for substantially all of the plaintiffs ended July 31, 2009. To date, approximately 280 people have opted-in relative to C-COR. The parties engaged in an attempted mediation of the dispute and such communications continue. If the mediation is not successful ARRIS intends to vigorously defend this case.
On March 11, 2009, ARRIS filed a declaratory judgment action against British Telecom (BT) seeking to invalidate the BT patents and seeking a declaration that neither the ARRIS products, nor their use by ARRIS’ customers infringe any of the BT patents. This action arose from the assertion by BT (via their agent, IPValue), that the ARRIS products or their use by ARRIS’ customers infringed four BT patents.
On July 31, 2009, ARRIS filed a contempt motion in the U.S. District Court for the District of Delaware against SeaChange International related to a patent owned by ARRIS. In its motion, ARRIS is seeking further damages and the enforcement of the permanent injunction entered by the Court against certain of SeaChange products sold since

2002. The original finding of infringement was affirmed by the Federal Circuit in 2006, and the patent claims (with one exception) recently were upheld by the U.S. Patent Office in a re-examination process initiated by SeaChange. In response to ARRIS’ Motion for Contempt, on August 3, 2009, SeaChange filed a complaint seeking a declaratory judgment from the Court to declare that its products are non-infringing with respect to the patent.
From time to time third parties approach ARRIS or an ARRIS customer, seeking that ARRIS or its customer consider entering into a license agreement for such patents. Such invitations cause ARRIS to dedicate time to study such patents and enter into discussions with such third parties regarding the merits and value, if any, of the patents. These discussions, may materialize into license agreements or patents asserted against ARRIS or its customers. If asserted against our customers, our customers may seek indemnification from ARRIS. It is not possible to determine the impact of any such ongoing discussions on ARRIS’ business financial conditions.

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
The markets for broadband communication products and services are extremely competitive and dynamic, requiring the companies that compete in these markets to react quickly and capitalize on change. This requires us to retain skilled and experienced personnel as well as to deploy substantial resources toward meeting the ever-changing demands of the industry. We compete with national and international manufacturers, distributors and wholesalers including many companies that are larger than we are. Our major competitors include:
•	Ambit Microsystems;
•	Aurora Networks;
•	BigBand Networks;
•	Cisco Systems, Inc.;
•	Commscope, Inc.;
•	Concurrent Computer Corporation;
•	Ericsson (TandbergTV);
•	Harmonic, Inc.;
•	Motorola, Inc.;
•	SeaChange, Inc.;
•	Thomson; and
•	TVC Communications, Inc.
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
We have substantial goodwill.
Our financial statements reflect substantial goodwill, approximately $234.4 million as of September 30, 2009, that was recognized in connection with the acquisitions that we have made. We annually (and more frequently if changes in circumstances indicate that the asset may be impaired) review the carrying amount of our goodwill in order to determine whether it has been impaired for accounting purposes. In general, if the fair value of the corresponding reporting unit is less than the carrying value of the goodwill, we assess for impairment. The determination of fair value is dependent upon a number of factors, including assumptions about future cash flows and growth rates that are based on our current and long-term business plans. In 2008, we recorded an impairment charge to our goodwill of approximately $209.3 million. As the ongoing expected cash flows and carrying amounts of our remaining goodwill are assessed, changes in the economic conditions, changes to our business strategy, changes in operating performance or other indicators of impairment could cause us to realize an additional impairment charge in the future. Further, as of October 1, 2009, the Company will perform its annual impairment testing which could result in an impairment of goodwill.
Our business comes primarily from a few key customers. The loss of one of these customers or a significant reduction in sales to one of these customers would have a material adverse effect on our business.
Our two largest customers (including their affiliates, as applicable) are Comcast, and Time Warner Cable. For the nine months ended September 30, 2009, sales to Comcast accounted for approximately 32.7% , of our total revenues and sales to Time Warner Cable accounted for approximately 18.3%. The loss of either of these customers, or one of our other large customers, or a significant reduction in the products or services provided to any of them would have a material adverse impact on our business. For each of these customers, we also are one of their largest suppliers. A consequence of that, if from time-to-time customers elect to purchase products from our competitors in order to diversify their supplier base and to dual-source key products or to curtail purchasing due to budgetary or market conditions, such decisions could have material consequences to our business. In addition, because of the magnitude of our sales to these customers the terms and timing of our sales are heavily negotiated, and even minor changes can have a significant impact upon or business.
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
The level of our Media & Communications Systems sales fluctuate significantly quarter to quarter and results in greater volatility of our operating results than has been typical in the past, when the main source of volatility was the high proportion of quick-turn product sales. The timing of revenue recognition on software and system sales is based on specific contract terms and, in certain cases, is dependent upon completion of certain activities and customer acceptance which are difficult to forecast accurately. Because the gross margins associated with software and systems sales are substantially higher than our average gross margins, fluctuations in quarterly software sales have a disproportionate effect on operating results and earnings per share and could result in our operating results falling short of the expectations of the investment community.
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
We prepare our financial statements in accordance with U.S. generally accepted accounting principles. These principles periodically are modified by the FASB and other governing authorities, and those changes can impact how we report our results of operations, cash flows and financial positions. For instance, the FASB recently announced that it has modified, the accounting principles that govern the reporting of interest expense with respect to certain convertible indebtedness, such as the convertible notes that we have outstanding. The consequence of this resulted in an increase in our interest expense and a restatement of interest expense for prior periods. These changes could be significant.
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

Dated: November 6, 2009