Form 10-K
period 2009-12-31
ARRIS GROUP INC
filed 2010-02-26
CIK 1141107

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

For the fiscal year ended December 31, 2009

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

ARRIS is not yet required to submit electronically and post on its corporate web site Interactive Data Files required to be submitted and posted pursuant to Rule 405 of regulation S-T.

The aggregate market value of ARRIS Group, Inc.’s Common Stock held by non-affiliates as of June 30, 2009 was approximately $1.5 billion (computed on the basis of the last reported sales price per share of such stock of $ $12.17 on the NASDAQ Global Market System). For these purposes, directors, officers and 10% shareholders have been assumed to be affiliates.

As of January 31, 2010, 125,646,726 shares of ARRIS Group, Inc.’s Common Stock were outstanding.

Portions of ARRIS Group, Inc.’s Proxy Statement for its 2010 Annual Meeting of Stockholders are incorporated by reference into Part III.

i

PART I

Item 1.	Business

As used in this Annual Report, “we,” “our,” “us,” “the Company,” and “ARRIS” refer to ARRIS Group, Inc. and our consolidated subsidiaries.

General

Our principal executive offices are located at 3871 Lakefield Drive, Suwanee, Georgia 30024, and our telephone number is (678) 473-2000. We also maintain a website at www.arrisi.com. The information contained on this website is not part of, and is not incorporated by reference in this Form 10-K. On our website we provide links to copies of the annual, quarterly and current reports that we file with the Securities and Exchange Commission, any amendments to those reports, and all Company press releases. Investor presentations also frequently are posted on our website. Copies of our code of ethics and the charters of our board committees also are available on our website. We will provide investors copies of these documents in electronic or paper form upon request, free of charge.

Glossary of Terms

Below are commonly used acronyms in our industry and their meanings:

Acronym	Terminology

AdVOD	Linear and Demand Oriented Advertising
ARPU	Average Revenue Per User
Cable VoIP	Cable Voice over Internet Protocol
CAM	Cable Access Module
CBR	Constant Bit Rate
CLEC	Competitive Local Exchange Carrier
CMTS	Cable Modem Termination System
CPE	Customer Premises Equipment
CWDM	Coarse Wave Division Multiplexing
DBS	Digital Broadcast Satellite
DOCSIS®	Data Over Cable Service Interface Specification
DPI	Digital Program Insertion
DSG	DOCSIS Set-Top Gateway
DSL	Digital Subscriber Line
DVR	Digital Video Recorder
DWDM	Dense Wave Division Multiplexing
EBIF	Enhanced Binary Interface Format
EMTA	Embedded Multimedia Terminal Adapter
eQAM	Edge Quadrature Amplitude Modulator
FMC	Fixed Mobile Convergence
FPGA	Field Programmable Gate Arrays
FTTH	Fiber to the Home
FTTP	Fiber to the Premises
GAAP	Generally Accepted Accounting Principles
GHZ	Gigahertz
GPA	General Purchase Agreements
HDTV	High Definition Television
HFC	Hybrid Fiber-Coaxial

Acronym	Terminology

IFRS	International Financial Reporting Standards
ILEC	Incumbent Local Exchange Carrier
IP	Internet Protocol
IPTV	Internet Protocol Television
Mbps	Megabits per Second
MPEG-2	Moving Picture Experts Group, Standard No. 2
MPEG-4	Moving Picture Experts Group, Standard No. 4
M-CMTS	Modular CMTS
MSO	Multiple Systems Operator
MTA	Multimedia Terminal Adapter
NGNA	Next Generation Network Architecture
nPVR	Network Personal Video Recorder
NSM	Network Service Manager
NIU	Network Interface Unit
OLT	Optical Line Termination
ONU	Optical Network Unit
PCS	Post Contract Support
PCT	Patent Convention Treaty
PON	Passive Optical Network
PSTN	Public-Switched Telephone Network
PVR	Personal Video Recorder
QAM	Quadrature Amplitude Modulation
QoS	Quality of Service
RF	Radio Frequency
RGU	Revenue Generating Unit
SCTE	Society of Cable Telecommunication Engineers
SDV	Switched Digital Video
SLA	Service Level Agreement
STB	Set Top Box
VAR	Value-Added Reseller
VOD	Video on Demand
VoIP	Voice over Internet Protocol
VPN	Virtual Private Network
VSOE	Vendor-Specific Objective Evidence

Overview

We are a global communications technology company, headquartered in Suwanee, Georgia. We operate in three business segments, Broadband Communications Systems, Access, Transport & Supplies, and Media & Communications Systems, specializing in integrated broadband network solutions that include products, systems and software for content and operations management (including video on demand, or VOD), and professional services. We are a leading developer, manufacturer and supplier of telephony, data, video, construction, rebuild and maintenance equipment for the broadband communications industry. In addition, we are a leading supplier of infrastructure products used by cable system operators to build-out and maintain hybrid fiber-coaxial (“HFC”) networks. We provide our customers with products and services that enable reliable, high speed, two-way broadband transmission of video, telephony, and data.

Industry Overview

In recent years, the technology offered by cable system operators has evolved significantly. Historically, cable system operators offered only one-way analog video service. In order to increase revenues and better position themselves competitively, MSOs have aggressively upgraded their networks, spending over 100 billion dollars during the past decade, to support and deliver enhanced voice and video services and enhanced data services, such as high speed data, telephony, digital video and video on demand.

By offering bundled packages of broadband services, these MSOs are seeking to gain a competitive edge over telephone companies and Digital Broadcast Satellite (“DBS”) providers, and to create additional revenue streams. Delivery of enhanced services also has helped MSOs offset slowing basic video subscriber growth and reduce their subscriber churn. To compete effectively against the DBS providers and telephone companies, MSOs have been upgrading and rebuilding their networks to offer digital video, which enables them to provide more channels and better picture quality than analog video. These upgrades to digital video also allow MSOs to roll out High Definition Television (“HDTV”) and new interactive services such as Video on Demand (“VOD”). VOD services require video storage equipment and servers, systems to manage increasing amounts of various types of content and complementary devices capable of transporting, multiplexing and modulating signals to individual subscribers over a network. Additionally, the delivery of HDTV channels requires significantly more bandwidth than the equivalent number of standard definition digital channels. This demand for additional bandwidth is a key driver behind many of the changes being made to the cable operators’ network, and the MSO investment in the products provided by ARRIS.

Demand for high speed data bandwidth on cable systems is increasing as content providers (such as Google, Yahoo, YouTube, Hulu, MySpace, Facebook, Blockbuster, Netflix, ABC, CBS, NBC, movie and music studios, and gaming vendors) increasingly offer personalized content “over the top” over the Internet to multiple devices in addition to the secure video network of the MSOs. For example, broadcast network shows and user-generated content, such as video downloads, personalized web pages, and video and photo sharing, have become commonplace on the Internet. Likewise, cable operators are starting to offer their subscribers the option of accessing the video content that they have subscription via the Internet. They are also experimenting with offering more content through the use of network personal video recorders (“nPVRs”), which are expected to add more traffic to the networks. Another bandwidth intensive service being offered by a major cable operator allows cable video subscribers to re-start programs on demand if they miss the beginning of a television show (“time-shifted television”). Television today has thus become more interactive and personalized, thereby increasing the demand on a service provider’s network. Further, the Internet has raised the bar on personalization with viewers increasingly looking for “similar” experience across multiple screens — television, PC and phone, further increasing the challenges in delivering broadband content.

Cable operators are offering enhanced broadband services, including high definition television, digital video, interactive and on demand video services, high speed data and Voice over Internet Protocol (“VoIP”). As these enhanced broadband services continue to attract new subscribers, we expect that cable operators will continue to invest in their networks to re-purpose network capacity to support increased customer demand for personalized services. In the access portion, or “last-mile,” of the network, operators will need to upgrade headends, hubs, nodes, and radio frequency distribution equipment to support increased bandwidth allocated to narrowcast or personalized content distribution. Much of this upgrade includes driving fiber networks closer to the subscribers to better accommodate the technologies that support growing demand for subscriber specific content. While many domestic cable operators have substantially completed the initial network upgrades necessary to support existing enhanced broadband services, they will need to take a scalable approach to continue upgrades as new services are developed and deployed. In addition, many international cable operators have not yet completed the initial upgrades necessary to offer such enhanced broadband services and are expected to continue purchasing equipment to complete these upgrades.

Data and VoIP services provided by the MSOs are governed by a set of technical specifications promulgated by CableLabs® in North America and Cable Europe Labs® in Europe. While the specifications developed by these two bodies necessarily differ in a few details in order to accommodate the differences in HFC network architectures between North America and Europe, a significant feature set is common. The primary data standard specification for cable operators in North America is entitled Data over Cable System Interface Specification (“DOCSIS®”). Release 3.0 of DOCSIS® is the current governing standard for data services in North America. The parallel release for European operators is Euro-DOCSIS® Release 3.0. DOCSIS® 3.0 builds upon the capabilities of DOCSIS® 2.0 and dramatically increases the bandwidth that can provide the subscriber in both the downstream and upstream directions. DOCSIS® is also a key enabler of Video over IP where multiple channels can now be used to deliver video over a common network infrastructure. MSOs are beginning to investigate Video over IP as an alternative and are engaging the vendor community, including ARRIS, in discussions. ARRIS designs and manufactures DOCSIS® CMTS, cable modems and EMTAs. In addition to the DOCSIS® standards that govern data transmission, CableLabs® has defined the PacketCabletm specifications for VoIP and multimedia over cable. These specifications define the interfaces between network elements such as cable modem termination systems, or CMTSs, multimedia terminal adapters, or MTAs, gateways and call management servers to provide high quality Internet protocol (“IP”) telephony and Video over IP services over the HFC network.

MSOs have benefited from the use of standard technologies like DOCSIS® 1.1, 2.0 and 3.0 and PacketCabletm. One of the fastest growing services, based on DOCSIS® and PacketCabletm standards, offered by the MSOs has been cable telephony. Cable telephony allows MSOs to offer their customers local and long distance residential telephone service. Constant bit rate, or CBR, technology was the technology of choice for telephone services by MSOs until late 2004. Rapid maturation of VoIP technology in 2003 and 2004 resulted in PacketCabletm certified Internet protocol technology as the technology of choice for offering next-generation cable IP telephony services and, as a result, 2005 became a breakout year for the deployment of IP based voice services in the cable market. PacketCabletm certified Voice over IP, or Cable VoIP, permits cable operators to utilize the ubiquitous IP protocol to deliver toll-quality cable telephony services. The broad adoption of Cable VoIP by the MSOs has usurped the deployment of data-only cable modems, as the customer premises devices that support VoIP also offer high speed data access on the same equipment. We are a leading supplier of both headend and customer premises equipment for VoIP services over cable. The demand for single family residential Voice over IP subscriber devices (“EMTA”) has been robust since the technology was first introduced in 2003, and reached a steady state in 2009. Cable operators worldwide have adopted VoIP as the primary method to offer voice services. Price pressures are strong in this market and therefore revenue growth is not linear with unit growth. However, because of our current leadership position in this market, we expect to be able to maintain cost leadership and to lead in innovations which could expand the size of the market by creating demand in commercial, enterprise and multiple-dwelling unit applications. As penetration of enhanced bandwidth services increases the demand for DOCSIS3.0 devices, we believe a technology replacement cycle has started and is in its early stages.

A new, emerging service is Video over IP or “IPTV”. This service utilizes extremely fast Internet Protocol channels enabled by DOCSIS 3.0 and PacketCabletm 2.0 to deliver high quality video content to any IP-enabled device within the subscriber’s home and to mobile devices outside the home. ARRIS is collaborating with MSOs to develop headend and home gateway devices to cost effectively enable this new service.

Our Strategy

Our long-term business strategy, “Convergence Enabled”, includes the following key elements:

•	Maintain a strong capital structure, mindful of our debt maturity (which could potentially be repaid in 2013), share repurchase opportunities and other capital needs including mergers and acquisitions.

•	Grow our current business into a more complete portfolio including a strong video product suite.

•	Continue to invest in the evolution toward enabling true network convergence onto an all IP platform.

•	Continue to expand our product/service portfolio through internal developments, partnerships and acquisitions.

•	Expand our international business and begin to consider opportunities in markets other than cable.

•	Continue to invest in and evolve the ARRIS talent pool to implement the above strategies.

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

Specific aspects of our strategy include internal development effort, partnerships and acquisitions:

Providing a Comprehensive Line of Broadband Products.  We offer a full range of high speed data, voice and video solutions including IP based headend and subscriber premises product, fiber optic transmission and radio frequency products. These solutions transmit both radio frequency and optical signals in both directions over HFC networks between “the headend and the home.”

Offering a Unified Video Platform for On Demand Services.  We offer a Unified Video Delivery Platform that allows network operators to offer a full line of on demand services such as switched digital video, video on demand, dynamic digital advertising, video encoding and transcoding, and network based-personal video recorders, from a single server and software management system. Using open industry standards, we help network operators build new systems and transition existing facilities.

Providing Integrated Software Solutions to Enhance Content and Operations Management.  Our applications-oriented IP software allows cable operators to automate and proactively manage their networks to maximize quality of service and return on investment. Cable operators need enhanced network visibility, flexibility, and scalability to provide the latest services to their customers. Our modular, interoperable applications provide network operators with the subscriber management, content management, and network optimization and service assurance tools needed to efficiently manage and operate their networks.

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

Expansion via Strategic Acquisitions.  To further our strategy, in 2009 we acquired EG Technologies, a manufacturer of video processing systems for the encoding, transcoding and transrating of IP-based digital video content. We also acquired Digeo, the maker of the Moxi Digital HD receiver/DVR. These acquisitions strengthen our portfolio of digital video technology and further our goal of enabling a completely converged solution to our customers. In December 2007 we acquired C-COR Incorporated (“C-COR”). As a result of these acquisitions, we have substantially increased our scale and critical mass, as well as achieved greater product breadth and enhanced customer diversity. As the cable system industry has continued to consolidate, supplier scale and product breadth have become increasingly important. We expect our increased product breadth and greater scale to be strategically relevant to our customers, thereby giving us an opportunity to capture a larger share of their spending. The ability to offer end-to-end solutions should enable us to optimize customer relationships and derive greater product pull through. We expect to regularly consider acquisition opportunities that could cost effectively expand our technology portfolio or strengthen our market presence or opportunities.

Our Principal Products

A broadband cable system consists of three principal components:

•	Headend. The headend is a central point in the cable system where signals are received via satellite and other sources. High capacity routers connect the Internet and public switched telephone networks to the local cable access network in the headend. The headend organizes, processes and retransmits signals through the distribution network to subscribers. Larger networks include both primary headends and a series of secondary headends or hubs.

•	Distribution Network. The distribution network consists of fiber optic and coaxial cables and associated optical and electronic equipment that take the combined signals from the headend and transmits them

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

We provide cable system operators with a comprehensive product offering for the headend, distribution network and subscriber premises. We divide our product offerings into three segments:

Broadband Communications Systems (“BCS”):

•	VoIP and High Speed Data products

•	CMTS Edge Router

•	2-Line Residential EMTA

•	Multi-line EMTA for Residential and Commercial Services

•	Wireless Gateway EMTA

•	High speed data Cable Modems

•	Video / IP products

•	CMTS Edge Router

•	Universal EdgeQAM

•	Whole Home DVR

•	Video Processing products

•	Digital Video Encoders and Multiplexers

•	Transcoders, Transraters, and Statistical Multiplexers

     Access, Transport & Supplies (“ATS”):

•	HFC plant equipment products

•	Headend and Hub products

•	Optical Transmitters

•	Optical Amplifiers

•	Optical Repeaters

•	Optical Nodes

•	ePON Optical Network Units

•	ePON Optical Line Terminals

•	RF over Glass (RFOG) Optical Network Units

•	Radio Frequency products

•	Infrastructure products for fiber optic or coaxial networks built under or above ground

•	Cable and strand

•	Vaults

•	Conduit

•	Drop materials

•	Tools

•	Connectors

•	Test equipment

     Media & Communications Systems (“MCS”):

•	Content and Operations management systems

•	Video on Demand

•	Ad Insertion

•	Digital Advertising

•	Operations management systems

•	Service Assurance

•	Service Fulfillment

•	Mobile Workforce Management

•	Fixed Mobile Convergence Network

•	Mobility Application Server (“MAS”) for continuity of services across wireless and PacketCabletm Networks

•	Voice Call Continuity (“VCC”) Application Server for continuity of services in IP Multimedia Subsystem (“IMS”) Networks

Broadband Communications Systems

Voice over IP and Data Products

Headend — The heart of a Voice over IP or data headend is a CMTS Edge Router. A CMTS, along with a call agent, a gateway, and provisioning systems, provides the ability to integrate the Public-Switched Telephone Network (“PSTN”), and high speed data services over a HFC network. The CMTS provides many of the same capabilities found in a Metro Router, with the addition of the cable-specific interface functions to provide IP capability over the HFC network. The CMTS is also responsible for initializing and monitoring all cable modems and EMTAs connected to the HFC network. We provide two Cable Edge Router products, the C4®CMTS and the C4c tm CMTS, used in the cable operator’s headend that provide VoIP, Video over IP, and high speed data services to residential or business subscribers. The CMTS is a highly complex, reliable, real-time sensitive element of a carrier-grade broadband network, responsible for ensuring the quality of the services provided.

During 2009, we introduced the C4c, a compact version of the C4 chassis which utilizes the same line cards as the large C4 CMTS. The C4c is an economical choice for smaller operators who want to upgrade to DOCSIS 3.0 wideband Edge Router services but do not need the density and capacity of the full C4.

Subscriber Premises — Subscriber premises equipment includes DOCSIS® certified cable modems for high speed data applications as well as Euro-DOCSIS® certified versions and PacketCabletm Certified EMTAs for VoIP applications in both DOCSIS® and Euro-DOCSIS® networks. The PacketCabletm solution builds on DOCSIS® and its quality of service enhancements to support lifeline telephony deployed over HFC networks. Our Touchstone® product line provides carrier-grade performance to enable operators to provide all data, telephony and video services on the same network using common equipment.

During 2009, we introduced the WBM760 DOCSIS Wideband Cable Modem capable of speeds up to 140Mbps and the TM722 DOCSIS Wideband Multimedia Terminal Adapter capable of speeds up to 160Mbps. Both units allow cable operators to compete favorably against telephone company fiber to the home services.

Our Moxi® Whole Home DVR and its companion Moxi-mate® are marketed directly to consumers. With the addition of a CableCard® provided from the consumer’s serving MSO, the Moxi provides a robust digital cable set-top box and video recording experience with extended capability to access video and audio content stored on other devices connected to the home network or available over the Internet. Moxi-mate extends this capability via the home network to any TV in the home. In 2009, we introduced a three tuner version of the Moxi Whole Home DVR that enables recording and/or watching three live programs simultaneously.

Video/IP Products

Headend — Digital Video streams are bridged on to the HFC network using an edge multiplexer/modulator such as the D5tm Universal Edge QAM. The D5tm multiplexes digital video and IP data and modulates the signals for transmission on a cable service provider’s HFC plant. The D5tm Universal Edge QAM is compatible with DOCSIS® cable modems as well as MPEG-2 and MPEG-4 set-top boxes. The D5tm Universal Edge QAM is ideal for service providers deploying video on demand and switched digital video (SDV) services where many unicast channels are required. During 2009 we introduced the QPM 8DX4 module for the D5.

Video Processing

Headend — We market a line of MPEG digital video encoders and processors under the Encore®, Quartet®, HEMi® and VIPr® brands. Encore is designed to provide very high quality MPEG-2 digital video encoding and multiplexing. Quartet is designed to provide good quality, economical MPEG-2 encoding for regional channel digitization. HEMi provides a means to digitally encode several local analog channels, multiplex them into an existing MPEG stream and modulate the stream for inclusion in a digital service to multiple dwelling units and small headends. The VIPr platform is a multipurpose video processor providing HD-to-SD transcoding, transrating, rate shaping, and up to 4:1 HD channel statistical multiplexing. All of our video processing products are IP-based and address advanced digital video services.

Access, Transport & Supplies

The traditional HFC network connects a headend to individual residential and or business users through a progression of fiber optic and coaxial cables and a variety of electrical and optical devices that modulate, transmit, receive, and amplify the radio frequency and optical signals as they move over the network. The local HFC network consists of three major components: the headend and hubs, optical nodes, and the radio frequency plant. We offer product lines for all three components. The optics platforms support both coarse wave division multiplexing (CWDM) and Dense Wave Division Multiplexing (DWDM), which provide more capacity per subscriber over existing infrastructures and provide state-of-the-art capacity for new networks.

Headend and Hubs

We offer a broad range of managed and scalable headend and hub equipment for domestic and international applications. The benchmark design of CHPtm 5000 converged headend platform with advanced CWDM and DWDM technologies that lower the capital costs of delivering more bandwidth per subscriber while enabling network operators to increase their network capacity for advanced services, such as video on demand, high definition television, high speed Internet, and voice over Internet Protocol.

Optical Transmission

Optical transport continues to migrate deeper into the networks, closer to the customer driven both by competition and improving economics around optical technologies. We have put specific focus into supporting this migration with the development of advanced, multi-wavelength optical transmitters, optical amplifiers and optical repeaters. These platforms allow the operators to rapidly and significantly multiply the capacity of their existing fiber infrastructures and leverage them closer to the end user. These components are also essential elements of the rapidly evolving Passive Optical Networks (PON) such as radio frequency over glass (RFoG) which leverages existing back office and customer premise equipment and ethernet passive optical networks (ePON) which provides gigabit data rates to commercial customers again utilizing existing optical infrastructures and DOCSIS® provisioning systems.

Optical Nodes

The general function of the optical node in the local hybrid fiber coax network is to convert information from optical signals to electronic signals for distribution to the home or business. Our node series offers the performance service, segmentability, and cost efficiency required to meet the demands of the most advanced network architectures. Our nodes utilize scalable space and cost-saving technology that allows network operators to have a “pay-as-they-grow” approach in deploying their infrastructure, minimizing capital expenditures while maximizing network service availability and performance.

During 2009, we introduced the 1 GHz CORWave II C-Band downstream optics products. The CORWave II Optical Multiplexing Technology delivers more wavelengths over longer distances than the CWDM technology it complements with comparable performance. CORWave platforms support the essential delivery of HD SDV, On Demand and business services on existing MSO fiber networks with superior quality service levels. CORWave is an extension of the broadly deployed, field proven CHP CWDM optics that deliver more capacity over longer-link distances on existing fiber.

ePON Solutions

Commercial customers have gained increasing MSO focus in recent years as residential penetration has peaked. Commercial customers by their nature place greater demands on data networks than traditional residential customers; ePON solutions ideally address those demands. We have crafted its headend optical line terminations (OLT’s) to be compatible with the widely deployed CHP platform. The optical wavelengths are designed to co-exist in existing residential networks. The customer premise, optical network units (ONU’s) have been created with a flexible feature set to meet the variety of commercial requirements and enable commercial customers access to gigabit speed data rates. Finally, these solutions are managed with DOCSIS control interface thus enabling the MSO to use existing residential customer management and provisioning systems.

RFoG Solutions

Radio Frequency over Glass (RFoG) solutions utilize a subset of our headend and hub products, optical transmission products and newly available RFoG ONU’s. These solutions allow the MSO to take fiber directly to the side of the customer premises while maintaining existing back office, headend and customer premise solutions. The ARRIS solution is also crafted to be compatible with an optical wave plan that allows it to co-exist in the same fiber infrastructure with traditional HFC and the newer ePON solutions.

Radio Frequency Products

The radio frequency products transmit information between the optical nodes and subscribers. These products are radio frequency amplifiers that come in various configurations such as trunks, bridgers, and line extenders to support both domestic and international markets. Representing one of the largest installed bases in the industry, our amplifiers use drop-in replacement modules to allow cost and time saving upgrades for the operators. Many of these amplifiers are complemented by optical nodes upgrade kits to provide a wide array of options for the operators to enhance the capacity of their networks.

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

We also resell products from vendors, which include widely recognized brands to small specialty manufacturers. Through our strategic suppliers, we also supply ancillary products like tools, safety equipment, testing devices and specialty electronics. Our customers benefit from our inventory management, fulfillment and logistics capabilities and services. These services range from just-in-time delivery, product “kitting,” specialized electronic interfaces, and customized reporting, to more complex and comprehensive supply chain management solutions. These services complement our product offerings with advanced channel-to-market and logistics capabilities, extensive product bundling opportunities, and an ability to deliver carrier-grade infrastructure solutions in the passive transmission portions of the network. The depth and breadth of our inventory and service capabilities enable us to provide our customers with single supplier flexibility.

Media & Communications Systems

Our integrated, application-oriented IP solutions are designed to enable network operators to effectively deploy and manage revenue-generating, on demand entertainment and information services. Built on open industry standards, our solutions can be tailored to the operators’ needs — from a bundled suite to a point-specific application. Our solutions provide for an efficient and cost-effective transition to Internet Protocol-oriented network services.

On Demand and Ad Insertion

Our Managed Content Delivery Network (“CDN”) Platform eliminates the need for multiple hardware and software management systems to deliver and manage video on demand (“VOD”), linear and demand-oriented advertising (“AdVOD”), network-based digital video recording (“nPVR”), and switched digital video (“SDV”) services. Also, this platform streams content and advertising to any device, whether mobile, personal computer, or standard, high definition and Internal Protocol television, all from a single server. Our content management system offers a set of management and technical business tools to help cable operators migrate networks to digital in order to efficiently allocate bandwidth and to lower operating costs. Our professional service personnel can add project management support for switched digital video implementation.

ConvergeMediatm Video On Demand Management and Distribution

Our On Demand Management System lets network operators manage all aspects of video on demand — the system, the content, and the business — from a single, integrated platform that gives real-time control and visibility to achieve maximum revenue. ConvergeMedia Manager (“CMM”), which is at the heart of our managed content delivery network (“CDN”) platform, supports a complete range of interactive television services and provides an open architecture for rapid development and delivery of future content delivery services. In addition, CMM eliminates unnecessary manual intervention, simplifies operations, and reduces costs through a single platform and an accompanying set of processes to manage on demand service delivery at corporate, regional, and local levels, all in real time and across different video on demand delivery systems.

During 2009 we introduced a new video server, the XMStm. Based on commercial off-the-shelf (“COTS”) components, this next generation server delivers lowest cost performance over a wide range of customer applications. Future performance and cost improvements will take full advantage of the continual technological evolution of COTS components without the need for customized redesign.

ConvergeMediatm Digital Advertising

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

During 2009, we successfully completed of a series of Advanced Advertising use cases at the CableLabs® Advanced Advertising Interop.

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

Service Assurance

Customers can enhance and improve business processes with our Assurance applications (ServAssuretm) by reducing time to repair outages, minimizing truck rolls, and automating management of revenue-generating services. We provide the tools for cable operators to have a 360°, real-time view of their networks. With over 20 million devices in subscribers’ homes being monitored worldwide, our Assurance applications help communicate network and device status across the entire network, proactively pinpointing outage locations and impact on subscribers, and forecasting and planning for maximum network capacity.

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

Sales and Marketing

We are positioned to serve customers worldwide with a sales and sales engineering organization complemented by a skilled technical services team. We maintain sales offices in Colorado, Connecticut, Georgia, and Pennsylvania in the United States, and in Argentina, Brazil, Chile, Hong Kong, Japan, Korea, Mexico, The Netherlands, and Spain. Our sales engineering team assists customers in system design and specification and can promptly be onsite to resolve any problems that may arise during the course of a project. Our technical services team provides professional services through experienced and highly skilled personnel who work with network operators to design and keep their networks operating at peak performance. Core competencies include network engineering and design, project management for launching advanced applications over complex broadband networks, and solutions to move today’s sophisticated networks forward to Internet Protocol and digital services. Additionally, we provide 24x7 technical support, directly and through channel partners, as well as provide training for customers and channel partners, as required, both in our facilities and at our customers’ sites.

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

Customers

The vast majority of our sales are to cable system operators worldwide. As the U.S. cable industry continues a trend toward consolidation, the six largest MSOs control approximately 89.9% of the triple play RGUs within the U.S. cable market (according to Dataxis third quarter 2009), thereby making our sales to those MSOs critical to our success. Our sales are substantially dependent upon a system operator’s selection of ARRIS’ network equipment, demand for increased broadband services by subscribers, and general capital expenditure levels by system operators. Our two largest customers (including their affiliates, as applicable) are Comcast and Time Warner Cable. From time-to-time, the affiliates included in our revenues from these customers have changed as a result of mergers and acquisitions. Therefore, the revenue for our customers for prior periods has been adjusted to include, on a comparable basis for all periods presented, the affiliates currently understood to be under common control. Our sales to these customers for the last three years were:

	Years ended December 31,
	2009	2008	2007
	(in thousands)

Comcast and affiliates	$353,658	$300,934	$366,894
% of sales	31.9%	26.3%	37.0%
Time Warner Cable and affiliates	$230,211	$235,405	$106,376
% of sales	20.8%	20.6%	10.7%

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

International Operations

Our international revenue is generated primarily from Asia-Pacific, Europe, Latin America and Canada. The Asia-Pacific market includes China, Hong Kong, Japan, Korea, Singapore, and Taiwan. The European market includes Austria, Belgium, France, Germany, the Netherlands, Norway, Poland, Portugal, Spain, Sweden, Switzerland, Great Britain, Ireland, Turkey, Russia, Romania, Hungry and Israel. The Latin America market includes Argentina, Brazil, Chile, Colombia, Mexico, Peru, Puerto Rico, Ecuador, Honduras, Costa Rica, Panama, Jamaica and Bahamas. Revenues from international customers were approximately 26.5%, 29.1% and 27.0% of total revenues for 2009, 2008 and 2007, respectively.

We continue to strategically invest in worldwide marketing and sales efforts, which have yielded some promising results in several regions. We currently maintain international sales offices in Argentina, Brazil, Chile, Hong Kong, Japan, Korea, Mexico, The Netherlands, and Spain.

Research and Development

We operate in an industry that is subject to rapid changes in technology. Our ability to compete successfully depends in large part upon anticipating such changes. Accordingly, we engage in ongoing research and development activities in response to our customers’ needs with the intention to advance existing product lines and/or develop new offerings. We are committed to rapid innovation and the development of new technologies in the evolving broadband market. New products are developed in our research and development laboratories in Beaverton, Oregon; Cork, Ireland; Kirkland, Oregon; Lisle, Illinois; Shenzhen, China; State College, Pennsylvania; Suwanee, Georgia; Wallingford, Connecticut; and Waltham, Massachusetts. We also form strategic alliances with world-class producers and suppliers of complementary technology to provide “best-in-class” technologies focused on “time-to-market” solutions.

In our Broadband Communications Systems business segment, we believe that our future success depends on our rapid adoption and implementation of broadband local access industry specifications, as well as rapid innovation and introduction of technologies that provide service and performance differentiation. To that end, we believe that the C4® CMTS Edge Router product line continues to lead the industry in areas such as fault tolerance, wire-speed throughput and routing, and density. With the introduction of DOCSIS® 3.0 capabilities on the C4 platform in 2008, we extended this leadership and increased worldwide market share. We introduced the C4c CMTS in 2009, which is designed for small to mid-size operators who are looking for a CMTS that delivers superior RF performance while occupying less space than the C4 for delivering high speed data services. Product development is focused on adding additional revenue-generating features, increasing, reducing power consumption, and cost reduction.

The Touchstone® product line offers a wide-range of DOCSIS®, Euro-DOCSIS® and PacketCabletm certified products, including Touchstone® Cable Modems, Touchstone® Telephony Modems and Touchstone® Telephony Ports. In addition to the introduction of several new cost-reduced versions, the Touchstone® product line was completely refreshed with the addition of DOCSIS® 3.0 capabilities. We also continued to add additional capabilities to the D5tm Universal Edge QAM, with the introduction of a new module enabling operators to increase their capacity with a simple plug-in card replacement, thus preserving their existing capital.

We augmented the technology we acquired in the EG Technology, Inc transaction to enhance the VIPr 2200 Advanced Video Processor, enabling more efficient spectrum utilization and significant QAM channel cost savings. We also introduced a new ad splicing feature enhancing our ConvergeMedia platform’s Advanced Advertising capabilities. ARRIS now provides multi-format, multi-resolution video encoding of MPEG-2, MPEG-4, SD and HD channels.

We continued the development of the Moxi® whole home DVR with the introduction of a three tuner version enabling simultaneous recording or viewing on all three channels. We continue to develop new features for the Moxi platform including the Moxi-mate, an IP set-top unit allowing the subscriber to view live or recorded program from the main Moxi DVR on any TV in the home.

In our Access, Transport & Supplies business segment, our research and development has focused on 1 GHz optical access and PON products. We were the first to introduce a complete 1 GHz access platform in the industry. In particular, our CHP 5000 headend platform and OptoMax nodes provide a wide variety of options to the operator to extend the capacity of their existing infrastructures through service group segmentation or multi-wavelength optical transport. We continue to introduce innovative multiwavelength optical transmission products to allow MSOs to cost effectively expand the use of their existing installed fiber networks.

In our Media Communications Systems business segment, we have focused on developing the ConvergeMedia® Unified Video Platform supporting Video on Demand (VOD), Broadcast Linear and Advanced Advertising on a single platform. We continue to develop new features such as remote personal video recording allowing individual subscribers to store any program on the ConvergeMedia server for later viewing.

Research and development expenses in 2009, 2008, and 2007 were approximately $124.6 million, $112.5 million, and $71.2 million, respectively. Research and development expenses as a percent of sales in 2009, 2008 and 2007 were approximately 11.3%, 9.8% and 7.2%, respectively. These costs include allocated common costs associated with information technologies and facilities.

Intellectual Property

We have an active patenting program for protecting our innovations. As of January 31, 2010, the patenting program consisted of maintaining our portfolio of approximately 460 issued patents (both U.S. and foreign) and pursuing patent protection on new inventions (currently approximately 400 U.S. and foreign patent applications). In our effort to pursue new patents, we have created a process whereby employees may submit ideas of inventions for review by management. The review process evaluates each submission for novelty, detectability, and commercial value. Patent applications are filed on the inventions that meet the criteria. In addition, we hold an exclusive license, for use in our field, of numerous patents relating to fiber optic and radio frequency transmission equipment and technology, and network management techniques and services.

Our patents and patent applications generally are in the areas of telecommunications hardware, software and related technologies. Our recent research and development has led to a number of patent applications in technology related to DOCSIS®. Through various acquisitions over the past several years, we have acquired patents related to a wide range of technologies, including CMTS, wide area networks, fiber and cable systems, video processing, set-top boxes and ad insertion.

For technology that is not owned by us, we have a program for obtaining appropriate licenses with the industry leaders to ensure that the strongest possible patents support the licensed technology. In addition, we have formed strategic relationships with leading technology companies that will provide us with early access to technology and will help keep us at the forefront of our industry. We also have a trademark program for protecting and developing trademarks. As of January 31, 2010, ARRIS has 45 registered or pending trademark registrations. Our trademark program includes procedures for the use of current trademarks and for the development of new trademarks. This program is designed to ensure that our employees properly use our registered trademarks and any new trademarks that are expected to develop strong brand loyalty and name recognition. The design of our trademark program is intended to protect our trademarks from dilution or cancellation. From time-to-time there are significant disputes with respect to the ownership of the technology used in our industry and patent infringements. See Part I, Item 3, “Legal Proceedings.”

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

We manufacture our Access and Transport products in our own manufacturing facility in Tijuana, Mexico, which was acquired as part of our acquisition of C-COR. The factory is 89,400 square feet, and, as of December 31, 2009, we employed approximately 334 employees. Typical items purchased for the ARRIS manufactured products are fiber optic lasers, photo receivers, radio frequency hybrids, printed circuit boards, die cast aluminum housings, and other electronic components. Although some of the components we use are single sourced, generally there are alternate sources, if needed. We outsource the manufacture and repair of certain assemblies and modules where it is cost effective to do so or where there are advantages with respect to delivery times. Current outsourcing arrangements include European versions of amplifiers, certain power supplies, accessories, optical modules, digital return modules, circuit boards, repair services, and small-lot manufacturing.

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

We obtain key components from numerous third party suppliers. For example, Broadcom provides several DOCSIS® components in our CMTS product line. We also make extensive use of FPGA from Altera and Xilinx in our C4® CMTS, C3 CMTS, and D5 Universal Edge QAM. Texas Instruments and Broadcom provide components used in some of our customer premises equipment (CPE) (i.e., EMTAs and cable modems). Our agreements include technology licensing and component purchases. Several of our competitors have similar agreements for these components. In addition, we license software for operating network and security systems or sub-systems, and a variety of routing protocols from different suppliers.

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

Our backlog at December 31, 2009 was approximately $144.4 million, at December 31, 2008 was approximately $114.8 million, and at December 31, 2007 was approximately $136.7 million. We believe that all of the backlog existing at December 31, 2009 will be shipped in 2010.

Anticipated orders from customers may fail to materialize and delivery schedules may be deferred or cancelled for a number of reasons, including reductions in capital spending by network operators, customer financial difficulties, annual capital spending budget cycles, and construction delays.

Competition

The broadband communication systems markets are dynamic and highly competitive and require companies to react quickly and capitalize on change. We must retain skilled and experienced personnel, as well as deploy substantial resources to meet the changing demands of the industry and must be nimble to be able to capitalize on change. We compete with national, regional and local manufacturers, distributors and wholesalers including some companies that are larger than we are. Our major competitors include:

•	Aurora Networks;

•	BigBand Networks;

•	Casa Systems, Inc.;

•	Cisco Systems, Inc.;

•	Commscope, Inc.;

•	Concurrent Computer Corporation;

•	Ericsson (TandbergTV);

•	Harmonic, Inc.;

•	Motorola, Inc.;

•	SeaChange, Inc.;

•	SMC Networks;

•	Technicolor;

•	TVC Communications, Inc., and;

•	Ubee Interactive, Inc.

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

One of the principal growth markets for us is the high speed data access market into which we sell a CMTS, the Edge Router for data and VoIP services. Cisco took an early lead in the initial deployment of data-only CMTS products and is expected to defend its position via both upgrades to existing products and the introduction of new products. Motorola also has been emphasizing routing and carrier-grade performance for its CMTS. In 2007, one of our major competitors in this market, BigBand Networks, exited the market. In the fourth quarter of 2009 according to Infonetics Research, CMTS and Edge QAM Hardware and Subscribers Quarterly Worldwide and Regional Market Share, Size, and Forecasts, Fourth Quarter 2009, we maintained number one worldwide market share at 44.9% in the CMTS Edge Router product category, for the third quarter in a row.

The customer premises business consists of voice over IP enabled modems (EMTAs) and cable modems. Motorola is the market leader in cable modems while ARRIS has been the market leader in the EMTA product category since its inception. We compete on price, product performance, our telephony experience, and integration capabilities. Cisco via its Scientific-Atlanta acquisition also has had success in the cable modem market and EMTA market. ARRIS has maintained number one EMTA market share throughout 2005, 2006, 2007, 2008 and had approximately 48% of the world market in the fourth quarter of 2009 according to Infonetics Research, Broadband CPE Quarterly Worldwide Market Share and Forecasts for Third Quarter 2009. VoIP deployments slowed in 2009 as compared to the same period in 2008 based on the Infonetics report. We believe this is the result of early VoIP market deployments slowing impacted by the weakening economic environment offset by growth in less mature markets including international operators.

Our content and operations management systems compete with several vendors offering on demand video and digital advertising insertion hardware and software, including Cisco, Concurrent Computer Corporation, Ericsson’s TandbergTV Division, Motorola, SeaChange International Inc., as well as vendors offering network management, mobile workforce management, network configuration management, and network capacity management systems in the United States, some of which may currently have greater sales in these areas than we do. In some instances, our customers internally develop their own software for operations support systems. However, we believe that we offer a more integrated solution that gives us a competitive advantage in supporting the requirements of both today’s HFC networks and the emerging all-digital, packet-based networks.

We also compete with Aurora Networks, Cisco, Harmonic, and Motorola for products within the Access, Transport & Supplies group. Various manufacturers, who are suppliers to us, also sell directly to our customers, as well as through other distributors, into the cable marketplace. In addition, because of the convergence of the cable, telecommunications and computer industries and rapid technological development, new competitors may enter the cable market.

In the supplies distribution business we compete with national distributors, such as Commscope and TVC Communications, Inc., and with several local and regional distributors. Product breadth, price, availability and service are the principal competitive advantages in the supply business. Our products in the supplies distribution business are competitively priced and are marketed with emphasis on quality. Product reliability and performance, superior and responsive technical and administrative support, and breadth of product offerings are key criteria for competition. Technological innovations and speed to market are additional competitive factors.

Lastly, some of our competitors, notably Cisco and Motorola, are larger companies with greater financial resources and product breadth than us. This may enable them to bundle products or be able to market and price products more aggressively than we can.

Employees

As of January 31, 2010, we had 1,884 employees. ARRIS has no employees represented by unions within the United States. We believe that we have maintained a strong relationship with our employees. Our future success depends, in part, on our ability to attract and retain key personnel. Competition for qualified personnel in the cable industry is intense, and the loss of certain key personnel could have a material adverse effect on us. We have entered into employment contracts with our key executive officers and have confidentiality agreements with substantially all of our employees. We also have long-term incentive programs that are intended to provide substantial incentives for our key employees to remain with us.

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

Several of our customers have accumulated significant levels of debt. These high debt levels, coupled with the current turbulence and uncertainty in the capital markets, have affected the market values of domestic cable operators and may impact their access to capital in the future. Even if the financial health of our customers remains intact, we cannot assure you that these customers may not purchase new equipment at levels we have seen in the past or expect in the future. During the later part of 2008 and most of 2009, the economy and financial markets were heavily impacted by housing market disruptions and foreclosures as well as the material disruptions in the credit markets. One major MSO, Charter Communications, recently filed for bankruptcy protection, and others may do so in due course. We cannot predict the impact if any of the recent financial market turmoil, or of specific customer financial challenges on our customer’s expansion and maintenance expenditures.

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

The markets for broadband communication systems are extremely competitive and dynamic, requiring the companies that compete in these markets to react quickly and capitalize on change. This requires us to retain skilled and experienced personnel as well as to deploy substantial resources toward meeting the ever-changing demands of the industry. We compete with national and international manufacturers, distributors and wholesalers including many companies that are larger than we are. Our major competitors include:

•	Aurora Networks;

•	BigBand Networks;

•	Casa Systems, Inc.:

•	Cisco Systems, Inc.;

•	Commscope, Inc.;

•	Concurrent Computer Corporation;

•	Ericsson (TandbergTV);

•	Harmonic, Inc.;

•	Motorola, Inc.;

•	SeaChange, Inc.;

•	SMC Networks;

•	Technicolor, Inc.;

•	TVC Communications, Inc.:

•	Ubee Interactive, Inc

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

Further, many of our larger competitors are in a better position to withstand any significant, sustained reduction in capital spending by customers. They often have broader product lines and market focus and therefore are not as susceptible to downturns in a particular market. In addition, several of our competitors have been in operation longer than we have been, and therefore they have more established relationships with domestic and foreign broadband service users. We may not be able to compete successfully in the future, and competition may negatively impact our business.

Consolidations in the telecommunications industry could result in delays or reductions in purchases of products, which would have a material adverse effect on our business.

The telecommunications industry has experienced the consolidation of many industry participants. When consolidations occur, it is possible that the acquirer will not continue using the same suppliers, thereby possibly resulting in an immediate or future elimination of sales opportunities for us or our competitors, depending upon who had the business initially. Consolidations also could result in delays in purchasing decisions by the merged businesses. The purchasing decisions of the merged companies could have a material adverse effect on our business.

Mergers among the supplier base also have increased. Larger combined companies with pooled capital resources may be able to provide solution alternatives with which we would be put at a disadvantage to compete. The larger breadth of product offerings by these consolidated suppliers could result in customers electing to trim their supplier base for the advantages of one-stop shopping solutions for all of their product needs. Consolidation of the supplier base could have a material adverse effect on our business.

Our business is highly concentrated in the cable television portion of the telecommunications industry which is significantly impacted by technological change.

The cable television industry has gone through dramatic technological change resulting in MSOs rapidly migrating their business from a one-way television service to a two-way communications network enabling multiple services, such as high speed Internet access, residential telephony services, business telephony services and Internet access, video on demand and advertising services. New services that are, or may be offered by MSOs and other service providers, such as home security, power monitoring and control, high definition television, 3-D television, and a host of other new home services are also based on and will be characterized by rapidly evolving technology. The development of increasing transmission speed, density and bandwidth for Internet traffic has also enabled the provision of high quality, feature length video over the Internet. This so called over-the-top IP video service enables content providers such as Netflix, Hulu, CBS and portals like Google to provide video services on-demand, by-passing traditional video service providers. As these service providers enhance their quality and scalability, MSOs are moving to match them and provide even more competitive services over their existing networks, as well as over-the-top for delivery not only to televisions but to the computers and wireless PDA devices in order to remain competitive. Our business is dependent on our ability to develop the products that enable current and new customers to exploit these rapid technological changes. We believe the growth of over-the-top video represents a shift in the traditional video delivery paradigm and we cannot predict the effect it will have on our business.

In addition, the cable industry has and will continue to demand a move toward open standards. The move toward open standards is expected to increase the number of MSOs that will offer new services, in particular, telephony. This trend is expected to increase the number of competitors and drive down the capital costs per subscriber deployed. These factors may adversely impact both our future revenues and margins.

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

We have substantial goodwill.

Our financial statements reflect substantial goodwill, approximately $235.4 million as of December 31, 2009, that was recognized in connection with the acquisitions that we have made. We annually (and more frequently if changes in circumstances indicate that the asset may be impaired) review the carrying amount of our goodwill in order to determine whether it has been impaired for accounting purposes. In general, if the fair value of the corresponding reporting unit’s goodwill is less that the carrying value of the goodwill, we record an impairment. The determination of fair value is dependent upon a number of factors, including assumptions about future cash flows and growth rates that are based on our current and long-term business plans. No goodwill impairment was recorded in 2009. We recorded a non-cash goodwill impairment charge of $128.9 million and $80.4 million related to the ATS and MCS reporting units, respectively, during the fourth quarter of 2008. As the ongoing expected cash flows and carrying amounts of our remaining goodwill are assessed, changes in the economic conditions, changes to our business strategy, changes in operating performance or other indicators of impairment could cause us to realize additional impairment charges in the future. For additional information, see the discussion under Critical Accounting Policies in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our business comes primarily from a few key customers. The loss of one of these customers or a significant reduction in sales to one of these customers would have a material adverse effect on our business.

Our two largest customers (including their affiliates, as applicable) are Comcast and Time Warner Cable. For the year ended December 31, 2009, sales to Comcast accounted for approximately 31.9% and sales to Time Warner Cable accounted for approximately 20.8% of our total revenue. The loss of either of these customers, or one of our other large customers, or a significant reduction in the products or services provided to any of them would have a material adverse impact on our business. For each of these customers, we also are one of their largest suppliers. As a result, if from time-to-time customers elect to purchase products from our competitors in order to diversify their supplier base and to dual-source key products or to curtail purchasing due to budgetary or market conditions, such decisions could have material consequences to our business. In addition, because of the magnitude of our sales to these customers the terms and timing of our sales are heavily negotiated, and even minor changes can have a significant impact upon our business.

We may have difficulty in forecasting our sales.

Because a significant portion of the purchases by our customers are discretionary, accurately forecasting sales is difficult. In addition, in recent years our customers have submitted their purchase orders less evenly over the course of each quarter and year and with shorter lead times than they have historically. This has made it even more difficult for us to forecast sales and other financial measures and plan accordingly.

Fluctuations in our Media & Communications Systems sales result in greater volatility in our operating results.

The level of our Media & Communications Systems sales fluctuates significantly quarter to quarter which results in greater volatility of our operating results than has been typical in the past, when the main source of volatility was the high proportion of quick-turn product sales. The timing of revenue recognition on software and system sales is based on specific contract terms and, in certain cases, is dependent upon completion of certain activities and customer acceptance which are difficult to forecast accurately. Because the gross margins associated with software and systems sales are substantially higher than our average gross margins, fluctuations in quarterly software sales have a disproportionate effect on operating results and earnings per share and could result in our operating results falling short of the expectations of the investment community.

Products currently under development may fail to realize anticipated benefits.

Rapidly changing technologies, evolving industry standards, frequent new product introductions and relatively short product life cycles characterize the markets for our products. The technology applications that we currently are developing may not ultimately be successful. Even if the products in development are successfully brought to market, they may not be widely used or we may not be able to successfully capitalize on their technology. To compete successfully, we must quickly design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance and reliability. However, we may not be able to successfully develop or introduce these products if they:

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

Our stock price has been and may continue to be volatile.

Our common stock is currently traded on The Nasdaq Global Select Market. The trading price of our common stock has been and may continue to be subject to large fluctuations. Our stock price may increase or decrease in response to a number of events and factors including:

•	future announcements concerning us, key customers or competitors;

•	quarterly variations in operating results;

•	changes in financial estimates and recommendations by securities analysts;

•	developments with respect to technology or litigation;

•	the operating and stock price performance of our competitors; and

•	acquisitions and financings

Fluctuations in the stock market, generally, also impact the volatility of our stock price. General stock market movements may adversely affect the price of our common stock, regardless of our operating performance.

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

We have a shareholder rights plan (commonly known as a “poison pill”). This plan is not intended to prevent a takeover, but is intended to protect and maximize the value of stockholders’ interests. However, the plan could make it more difficult for a third party to acquire us or may delay that process.

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

As of December 31, 2009, there were no unresolved comments.

Item 2.	Properties

We currently conduct our operations from 26 different locations; three of which we own, while the remaining 23 are leased. These facilities consist of sales and administrative offices and warehouses totaling approximately one million square feet. Our long-term leases expire at various dates through 2020. We believe that our current properties are adequate for our operations.

A summary of our principal leased properties (those exceeding 10,000 sq. ft.) that are currently in use is as follows:

Location	Description	Area (sq. ft.)	Lease Expiration	Segment

Suwanee, Georgia	Office space	129,403	April 14, 2012	All
Tijuana, Mexico	Manufacturing	89,400	March 1, 2011	(2)
Wallingford, Connecticut	Office space	82,155	December 31, 2014	(2)
Beaverton, Oregon	Office space/ Manufacturing	60,389	January 31, 2011	(3)
Ontario, California	Warehouse	59,269	March 31, 2014	All
Lisle, Illinois	Office space	56,008	November 1, 2013	(1)
Waltham, Massachusetts	Office space	21,033	February 15, 2011	(3)
Kirkland, Washington	Office space	38,554	January 30, 2011	(1)
Englewood, Colorado	Office space	32,240	March 31, 2011	All
Ontario, California	Warehouse	26,565	September 30, 2014	All
Cork, Ireland	Office space	11,135	October 28, 2020	(1)
Shenzhen, China	Office space	20,095	December 05, 2012	All

We own the following properties:

Location	Description	Area (sq. ft.)	Segment

Cary, North Carolina	Warehouse	151,500	All
State College, Pennsylvania	Office space	133,000	(2)(3)
Chicago, Illinois	Warehouse/Office space	18,000	(2)

Segment:

(1)	Broadband Communications Systems

(2)	Access, Transport & Supplies

(3)	Media & Communications Systems

All All segments

Item 3.	Legal Proceedings

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

Commencing in 2005, Rembrandt Technologies, LP filed a series of lawsuits against several MSO’s alleging infringement of eight patents related to the cable systems operators’ use of data transmission, video, cable modem, voice-over-internet, and other technologies and applications. On July 14, 2009 ARRIS negotiated a license agreement with Rembrandt for the asserted patents, making all ARRIS products licensed products under the agreement.

In 2007, Adelphia Recovery Trust (“Trust”) contacted ARRIS asserting that ARRIS may have received transfers from Adelphia Cablevision, LLC during the year prior to its filing of a Chapter 11 petition on September 25, 2002, and that said transfers may be voidable. The Trust sent similar letters to other parties. In the event a suit is commenced, ARRIS intends to contest the case vigorously. To date, ARRIS has received no further communication from the Trust. No estimate can be made of the possible range of loss, if any, associated with a resolution of these assertions.

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

V-Tran Media Technologies has filed a number of patent infringement lawsuits against 21 different parties, including suits against Comcast, Charter, Verizon, Time Warner and numerous smaller MSOs, for the alleged infringement of two patents related to a television broadcast system for selective transmission of viewer chosen programs at viewer requested times. Both patents expired in June 2008. The defendants recently received a favorable Markman ruling and are seeking dismissal of the suit. The judge has ordered the plaintiffs to update their infringement in light of the Markman Ruling. C-COR manufactured products that allegedly infringed on the patents. The parties are in the discovery phase of the schedule and are completing the negotiation of the protective order. It is premature to assess the likelihood of a favorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify the defendants or pay royalties. Since the patents have expired, it is unlikely ARRIS will be prohibited from using the technology.

In February 2008, several former employees of a former subsidiary of C-COR, filed a class action Fair Labor Standards Act suit against the former subsidiary and C-COR alleging that the plaintiffs were not properly paid for overtime. The proposed class could have included 1,000 cable installers and field technicians. Conditional class certification was granted. Approximately 280 people have opted-in relative to C-COR. A similar suit was filed in Ohio, which has been merged with this suit and has been included in this settlement. The Parties appear to have reached a preliminary settlement but the final terms have not been concluded.

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

On July 31, 2009, ARRIS filed a motion for contempt in the U.S. District Court for the District of Delaware against SeaChange International related to a patent owned by ARRIS. In its motion, ARRIS is seeking further damages and the enforcement of the permanent injunction entered by the Court against certain of SeaChange products sold since 2002. The original finding of infringement was affirmed by the Federal Circuit in 2006, and the patent claims (with one exception) recently were upheld by the U.S. Patent Office in a re-examination process initiated by SeaChange. In response to ARRIS’ Motion for Contempt, on August 3, 2009, SeaChange filed a complaint seeking a declaratory judgment from the Court to declare that its products are non-infringing with respect to the patent. The parties are currently attempting to negotiate a trial schedule. The current judge has announced his retirement and the parties are awaiting the assignment of a new judge.

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

During the fourth quarter of 2009, no matters were submitted to a vote of our company’s security holders.

Item 4A.  Executive Officers and Board Committees

Executive Officers of the Company

The following table sets forth the name, age as of February 26, 2010, and position of our executive officers.

Name	Age	Position

Robert J. Stanzione	62	Chief Executive Officer, Chairman of the Board
Lawrence A. Margolis	62	Executive Vice President, Administration, Legal, HR, and Strategy, Chief Counsel, and Secretary
David B. Potts	52	Executive Vice President, Chief Financial Officer and Chief Information Officer
John O. Caezza	52	President, Access, Transport & Supplies
Ronald M. Coppock	55	President, Worldwide Sales & Marketing
Bryant K. Isaacs	50	President, Media & Communications Systems
James D. Lakin	66	President, Advanced Technology & Services
Bruce W. McClelland	43	President, Broadband Communications Systems
Marc S. Geraci	56	Vice President, Treasurer

Robert J. Stanzione has been Chief Executive Officer since 2000. From 1998 through 1999, Mr. Stanzione was President and Chief Operating Officer of ARRIS. Mr. Stanzione has been a director of ARRIS since 1998 and has been the Chairman of the Board of Directors since 2003. From 1995 to 1997, he was President and Chief Executive Officer of Arris Interactive L.L.C. From 1969 to 1995, he held various positions with AT&T Corporation. Mr. Stanzione has served as a director of Symmetricon, Inc. since 2005. Mr. Stanzione also serves on the board of the National Cable Telecommunications Association.

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

John O. Caezza was appointed President of ARRIS Access, Transport & Supplies in December 2007. He previously had held the position of President of C-COR’s Access and Transport business unit. He is responsible for the Company’s product development, production, and technical support across its Access, Transport & Supplies group. Prior to joining C-COR in 2001, Mr. Caezza was Vice President and General Manager of the Broadband Communications Division of ADC Telecommunications, Inc., with primary responsibilities for strategic product creation and promotion. Mr. Caezza also has had extensive management experience with Philips Broadband Networks, Inc., including the position of Vice President of Engineering and Associate Director of International Sales.

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

Board Committees

Our Board of Directors has four permanent committees: Audit, Compensation, Nominating & Corporate Governance, and Technology. The charters for all four committees are located on our website at www.arrisi.com. The Board believes that each of its members, with the exception of Mr. Stanzione, is independent, as defined by the

SEC and NASDAQ rules. The Board has identified John Petty as the lead independent director and audit committee financial expert, as defined by the SEC. Additionally, the Board has identified Matthew Kearney as an audit committee financial expert.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

ARRIS’ common stock is traded on the NASDAQ Global Select Market under the symbol “ARRS.” The following table reports the high and low trading prices per share of the Company’s common stock as listed on the NASDAQ Global Market System:

2008	High	Low

First Quarter	$10.03	$4.96
Second Quarter	10.39	5.84
Third Quarter	10.02	6.67
Fourth Quarter	8.05	4.47
2009
First Quarter	$8.28	$5.81
Second Quarter	12.91	7.21
Third Quarter	13.75	10.87
Fourth Quarter	12.97	9.82

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

As of January 31, 2010, there were approximately 528 record holders of our common stock. This number excludes shareholders holding stock under nominee or street name accounts with brokers or banks.

Stock Performance Graph

Below is a graph comparing total stockholder return on the Company’s stock from December 31, 2004 through December 31, 2009, with the Standard & Poor’s 500 and the Index of NASDAQ U.S. Stocks of entities in the industry of electronics and electrical equipment and components, exclusive of computer equipment (SIC 3600-3699), prepared by the Research Data Group, Inc.

	12/04	12/05	12/06	12/07	12/08	12/09
ARRIS Group Inc.	100.00	134.52	177.70	141.76	112.93	162.36

S&P 500	100.00	104.91	121.48	128.16	80.74	102.11

SIC Codes 3600 — 3699	100.00	106.35	103.31	110.14	59.85	91.39

Copyright© 2010 Standard & Poor’s, a division of The McGraw-Hill Companies Inc. All rights reserved.
(www.researchdatagroup.com/S&P.htm)

Notwithstanding anything to the contrary set forth in any of our filings under the Securities Act of 1933, or the Securities Exchange Act of 1934 that might incorporate future filings, including this Annual Report on Form 10-K, in whole or in part, the Performance Graph presented above shall not be incorporated by reference into any such filings.

Item 6.	Selected Consolidated Historical Financial Data

The selected consolidated financial data as of December 31, 2009 and 2008 and for each of the three years in the period ended December 31, 2009 set forth below are derived from the accompanying audited consolidated financial statements of ARRIS, and should be read in conjunction with such statements and related notes thereto. The selected consolidated financial data as of December 31, 2007, 2006 and 2005 and for the years ended December 31, 2006 and 2005 is derived from audited consolidated financial statements that have not been included in this filing. The historical consolidated financial information is not necessarily indicative of the results of future operations and should be read in conjunction with ARRIS’ historical consolidated financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document. See Note 20 of the Notes to the Consolidated Financial Statements for a summary of our quarterly consolidated financial information for 2009 and 2008 (in thousands, except per share data).

	2009	2008	2007	2006	2005

Consolidated Operating Data:
Net sales	$1,107,806	$1,144,565	$992,194	$891,551	$680,417
Cost of sales	645,043	751,436	718,312	639,473	489,703

Gross margin	462,763	393,129	273,882	252,078	190,714
Selling, general, and administrative expenses	148,403	143,997	99,879	87,203	74,308
Research and development expenses	124,550	112,542	71,233	66,040	60,135
Impairment of goodwill	—	209,297	—	—	—
Acquired in-process research and development charge	—	—	6,120	—	—
Amortization of intangible assets	37,361	44,195	2,278	632	1,212
Restructuring charges	3,702	1,211	460	2,210	1,331

Operating income (loss)	148,747	(118,113)	93,912	95,993	53,728
Interest expense	17,670	17,123	16,188	3,294	2,101
Loss (gain) on debt retirement	(4,152)	—	—	—	2,372
Gain related to terminated acquisition, net of expenses	—	—	(22,835)	—	—
Interest income	(1,409)	(7,224)	(24,776)	(11,174)	(3,100)
Other expense (income), net	2,731	(1,465)	418	(1,092)	421
Loss (gain) on investments and notes receivable	(711)	717	(4,596)	29	146

Income (loss) from continuing operations before income taxes	134,618	(127,264)	129,513	104,936	51,788
Income tax expense (benefit)	43,849	2,375	37,370	(35,682)	513

Net income (loss) from continuing operations	90,769	(129,639)	92,143	140,618	51,275
Discontinued Operations:
Income from discontinued operations, net of tax	—	—	204	221	208

Net income (loss)	$90,769	$(129,639)	$92,347	$140,839	$51,483

	2009	2008	2007	2006	2005

Net income (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.73	$(1.04)	$0.83	$1.31	$0.53
Income from discontinued operations	—	—	—	—	—

Net income (loss)	$0.73	$(1.04)	$0.83	$1.31	$0.53

Diluted:
Income (loss) from continuing operations	$0.71	$(1.04)	$0.82	$1.28	$0.52
Income from discontinued operations	—	—	—	—	—

Net income (loss)	$0.71	$(1.04)	$0.82	$1.28	$0.52

Selected Balance Sheet Data:
Total assets	$1,475,616	$1,350,321	$1,557,193	$1,012,040	$529,403
Long-term obligations	$295,696	$297,238	$300,469	$243,555	$18,230

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

In recent years, the technology used in cable systems has evolved significantly. Historically, cable systems offered only one-way analog video service. Due to technological advancements, these systems have evolved to become two-way broadband systems delivering high-volume, high speed, interactive services. MSOs have over the years aggressively upgraded their networks to cost-effectively support and deliver enhanced voice, video and data services. As a result, MSOs have been able to use broadband systems to increase their revenues by offering enhanced interactive subscriber services, such as high speed data, telephony, digital video and video on demand, and to effectively compete against other broadband communications technologies, such as DSL, local multiport distribution service, DBS, FTTH, and fixed wireless. Delivery of enhanced services also has helped MSOs offset slowing basic video subscriber growth, reduce their subscriber churn and compete against alternative video providers, in particular, DBS and the telephone companies.

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

Within the past several years, the rise of wideband data services (such as those enabled by the ARRIS C4® and C4c® CMTS and TM702 EMTA) and improvements in server technology have enabled a new competitive threat. So called Over-the-Top (OTT) entertainment, sports, and news video services such as those offered by Netflix, Hulu, NBC, ABC, CBS, ESPN and other content providers, has allowed delivery of video programming directly to consumers via the Internet bypassing the traditional service provider television services and the attendant subscription and advertising revenue it generates for the service providers. In addition, Google and other Internet portals have made acquisitions and developed methods to provide advertising-supported video content which is linked directly to advertising buyers, increasing advertising effectiveness and reducing cost per impression. With the advent of these new OTT services, simple stand alone devices which enable the viewing of OTT video on any television in the home have appeared on the retail shelves, thus moving the Internet viewing experience from the PC in the den to the big screen TV in the living room. Recently consumer electronics manufacturers have begun to incorporate the network interfaces directly into their television sets and other entertainment devices.

OTT presents a new challenge to the MSOs, as consumers embrace these new services in lieu of the traditional linear programming provided by the service providers. Over-the Top services provide the consumer with a new paradigm in entertainment: availability of a wide range of high quality, feature length programming specific to their tastes when they want to view it. In today’s fast paced society, immediacy is a major factor in consumer preference. To address the challenge presented by OTT, the MSOs are moving to provide their content in a more compelling on-demand format, utilizing many of the technologies used by the OTT providers, but with a better managed, higher quality, more secure service, which will enable consumers to receive any content on any screen, anytime, anywhere. With the emergence of OTT programming, advertising revenues are moving from the traditional linear programming to these new services. A key factor in the migration is the economics of advertising in an on-demand format. With the ability of advertisers to have immediate access to information regarding individual viewers’ preferences, and to be able to correspond with that viewer in real time, the relevance of each ad impression is substantially improved and the cost per relevant impression is dramatically reduced. The MSOs are addressing this opportunity, incorporating advertising insertion servers into their networks and building a system behind these servers to enable advertisers to mount campaigns directly to consumers via the MSOs’ networks.

Over the past decade, United States cable operators have spent over $100 billion to upgrade their networks to deliver digital video and two-way services such as high speed data, video on demand, and telephony. As global cable operators maximize their investment in their networks, we believe that our business will be driven by the industry dynamics and trends outlined below.

Industry Conditions

Competition Between Cable Operators and Telephone Companies is Increasing.

Telephone companies are aggressively offering high speed data services and are making progress in offering video services to the residential market. AT&T Inc. and Verizon Communications have stated publicly that they will spend billions of dollars to equip their networks to offer video service, once a service offered only by cable and satellite providers. Likewise, telephone companies have been increasingly competitive on bandwidth and pricing for higher speed data services, again to compete with the cable companies. Counter balancing this, cable companies are providing Internet Protocol-based telephone service and DOCSIS 3.0-based ultra high speed data service. Comcast is now the fourth largest telephone company in the U.S and is offering 50 Mbps data service in many parts of its network.

Competition Between Cable Operators and Direct Broadcast Satellite Services is Increasing.

Direct Broadcast Satellite Services are aggressively offering many HDTV channels. DIRECTV and The Dish Network and multiple satellite services around the world are deploying significantly more HDTV channels including many local channels during 2009. Cable operators are responding by reclaiming spectrum through advanced technologies such as switched digital video and upgrading their networks to 1GHz to make more spectrum available for additional HDTV channels.

Personalized Programming is Becoming More Readily Available Across Multiple Platforms.

Increased demand for bandwidth by cable subscribers is developing as content providers (such as Google, Yahoo, YouTube, Hulu, MySpace, Facebook, Blockbuster, Netflix, ABC, CBS, NBC, movie and music studios, and gaming vendors) are offering personalized content across multiple venues. For example, broadcast network shows and user-generated (“UG”) content, such as streaming video, personalized web pages, and video and photo sharing, have become commonplace on the Internet. Likewise, certain cable operators are experimenting with offering more content through the use of network personal video recorders (“nPVRs”) which, once copyright issues are resolved, will add more traffic to the networks. Another bandwidth intensive service being offered by major cable operators allows cable video subscribers to re-start programs on demand if they miss the beginning of a television show (time-shifted television). Television today has thus become more interactive and personal, further increasing the demands on the network. In addition, the Internet has set the bar on personalization with viewers increasingly looking for “similar” experiences across screens — television, PC and phone, further increasing the challenges in delivering broadband content.

Emerging Competition Between Cable Operators and Internet-based Services is a Major Market Disruption.

Over-the Top video services enabled by wideband data services, is increasingly providing the same content provided by MSOs in an on-demand, location independent format. In our fast paced world such immediacy is finding favor with consumers. MSOs are responding with enhanced on-demand location independent services of their own, providing immediate access to a wide array of content anytime, anywhere, on any screen.

Advertisers are moving to an interactive model siphoning advertising dollars away from linear programming.

Google, Yahoo, Microsoft and others have changed the face of advertising by providing an easy, interactive way for advertisers to mount advertising campaigns, measure results in real time, target individual consumers with ads specific to their preferences, and providing consumers with a way to respond to ads in real time. All of this has increased the relevance of this advertising while lowering its cost per relevant impression. MSOs are seeking to participate in this new advertising paradigm by incorporating next generation advertising insertion servers in their networks and jointly building an advanced advertising platform to allow cable companies to provide more innovative types of advanced ads on cable’s growing digital platform with consistent technologies, metrics and interfaces across a national footprint.

Macroeconomic factors are Expected to Affect our Industry.

The current economic downturn, including but not limited to the ability of our customers to access capital, the severe decline in new household formations, the increase in unemployment and the resulting impact on consumer disposable income has and is expected to contract the amount of capital expenditures the MSOs will make in 2010.

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

Volatile Capital Market Conditions for Many Large Cable Operators.

In recent years, the telecommunications equipment industry has been impacted by several financial challenges, including bankruptcies. The financial challenges are further heightened as a result of the recent macroeconomic crisis. Many of our domestic and international customers accumulated significant levels of debt during the earlier part of this decade and have since undertaken reorganizations and financial restructurings to streamline their balance sheets. In 2009, Charter Communications restructured its balance sheet by entering and exiting a pre-packaged bankruptcy. Furthermore, it is also possible that continuing industry restructuring and consolidation will take place via mergers and or spin-offs. For example, in 2006 various Adelphia Communications properties were acquired by Comcast and Time-Warner Cable, two of the largest U.S. cable MSOs. Also in 2004, Cox Communications chose to go private. Regulatory issues, financial concerns, capital markets and business combinations among our customers are likely to significantly impact the overall industry capital spending plans potentially impacting our business. In addition, during the past 12 months many MSOs have experienced a significant decline in the value of their stocks. This in turn may lead to MSOs to invest less in their networks for the foreseeable future.

Consolidation of Vendors Has Occurred and May Continue.

In February 2006, Cisco Systems, Inc. acquired Scientific-Atlanta, Inc. Both Cisco and Scientific-Atlanta are key competitors of ARRIS. In February 2007, Ericsson purchased Tandberg Television. In July 2007, Motorola acquired Terayon Communication Systems. In December 2007, ARRIS acquired C-COR. In 2009 ARRIS acquired Digeo and EGT. It is also possible that other competitor consolidations may occur which could have an impact on future sales and profitability.

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

Below are some key highlights and trends:

Financial Highlights

•	Sales in 2009 were $1.108 billion, down only 3% or $37 million from 2008 despite the depressed global economy. Notably, sales of our market leading CMTS were up while sales of our ATS products and EMTAs were down.

•	Adjusted (non GAAP) earnings per diluted share in 2009 were $1.01, up $0.24 or 31% from 2008 as a result of the success of our CMTS edge router. GAAP earnings per diluted was $0.71 in 2009 and compare to a loss of $(1.04) in 2008, which included a goodwill impairment. See a reconciliation and discussion of non GAAP measures below.

•	Gross margin percentage was 41.8% in 2009, up 7.5 percentage points from 2008 reflecting higher sales of our higher margin CMTS product line coupled with lower sales of lower margin EMTA and ATS products.

•	We increased our expenditures on research and development in 2009, particularly in the area of video over IP. Research and development spending was $124.5 million in 2009, up 11% from 2008.

•	We ended 2009 with $625.6 million of cash resources which compares to $427.3 million at the end of 2008. We generated approximately $241.0 million of cash from operating activities in 2009 as compared to $189.1 million in 2008.

•	We used $10.6 million of cash in the first quarter of 2009 to retire $15.0 million of the principal amount of our convertible debt, which represented a 29% discount. We also used $22.7 million of cash in 2009 for the acquisitions of Digeo and EGT.

•	We ended 2009 with an order backlog of approximately $144.4 million and a book-to-bill ratio of 0.92 for the fourth quarter of 2009, which compares to $114.8 million and 0.90 for the same period in 2008.

Product Line Highlights

• Broadband Communications Systems

Expanded Video Capability

Through two 2009 acquisitions ARRIS has expanded its expertise in video processing and multimedia video delivery systems for delivery of programming from multiple sources to a variety of consumer devices. The acquired expertise and talent will accelerate the introduction of next generation IP based consumer video products and services. The two acquisitions are:

•	The purchase of the assets, including the video processing intellectual property, of EG Technologies (“EGT”) which includes a portfolio of encoding, transcoding and multiplexing products.

•	The purchase of the assets, including the intellectual property, of Digeo, Inc. The assets include an extensive patent portfolio in digital video recording, home networking, e-commerce and multimedia technologies, as well as the Moxi® line of home video delivery products.

In addition to the acquisitions, we increased internal development in the area of video over IP in 2009.

CMTS

•	Downstream port shipments reached a record level of 135 thousand in 2009, as compared to 77 thousand in 2008

•	Operators continue to focus on deploying DOCSIS 3.0 technology in order to increase overall capacity as well as compete aggressively with higher speed service tiers. The ARRIS solution has been adopted broadly across the industry, with strong domestic shipments and increased business internationally in Central and Latin America, Asia, and Europe.

•	Achieved improvement in gross margins resulting from both customer and product mix (increased CMTS shipments).

•	Ended 2009 with the #1 market share (source: Infonetics)

CPE

•	Shipped approximately 4.7 million EMTAs in 2009 as compared to 5.9 million in 2008. Sales of EMTAs in 2009 were impacted by the global economy and the leveling off of MSO deployments.

•	Ended 2009 with the #1 market share for EMTAs; the 18th consecutive quarter we held the leading share.

•	Increased shipments of Multi-line and Wireless Gateways in 2009.

•	DOCSIS 3.0 CPE shipments increased substantially in 2009. We expect a continuing transition from deployment of DOCSIS 2.0 to DOCSIS 3.0 CPE.

• Access, Transport & Supplies

•	Business in 2009 was impacted by macro economic factors, which resulted in lower sales year over year.

•	MSOs engaged in fewer upgrade projects in 2009 as a result of lower housing starts and the introduction of DOCSIS 3.0, which provides bandwidth efficiency improvements, allowing network investments to be delayed.

•	CORWave multi-wavelength optical transport platforms gained traction with both domestic and international customers. These platforms will allow operators to multiply network capacity in support of narrowcast services at a fraction of traditional infrastructure upgrade costs. We expect these platforms to become more widely adopted as bandwidth demands continue to increase.

•	Engaged in multiple field trials for RFoG and EPON in 2009. We expect these to continue to expand in quantity and scope.

•	Product mix and lower volumes negatively impacted margins in 2009.

•	Media & Communications Systems

•	Successful deployments of WorkAssureTM for several MSOs.

•	Launched new line of video servers: XMS.

•	Launched ConvergeMedia Backoffice: CMM.

•	Conducted production field trial of FMC at a major North America MSO.

Non GAAP Measures

As part of our ongoing review of financial information related to our business we regularly use Non-GAAP measures, in particular Adjusted (Non-GAAP) earnings per share, as we believe they provide a meaningful insight into our business and trends. We also believe that these Non-GAAP measures provide readers of our financial statements with useful information and insight with respect to the results of our business. However, the presentation of Non-GAAP information is not intended to be considered in isolation or as a substitute for results prepared in accordance with GAAP. Below are tables for 2009, 2008 and 2007 which detail and reconcile GAAP and Adjusted (Non-GAAP) earnings per share:

	For the Year Ended December 31, 2009
	Gross	Operating	Operating	Other (Income)	Income Tax	Net Income
	Margin	Expense	Income	Expense	Expense	(Loss)
	(in thousands)

GAAP	462,763	314,016	148,747	14,129	43,849	90,769
Stock compensation expense	1,446	(14,475)	15,921	—		15,921
Acquisition costs, restructuring, and integration costs	—	(3,977)	3,977	—		3,977
Amortization of intangible assets	—	(37,361)	37,361	—		37,361
Non-cash interest expense	—	—	—	(11,136)		11,136
Gain on repurchase of debt	—	—	—	4,152		(4,152)
Tax related to items above	—	—	—	—	22,305	(22,305)
Adjustments of income tax valuation allowances, R&D credits, and other discrete tax items	—	—	—	—	3,133	(3,133)

Non-GAAP	464,209	258,203	206,006	7,145	69,287	129,574

GAAP net income (loss) per share — diluted						$0.71

Non-GAAP net income (loss) per share — diluted						$1.01

GAAP weighted average common shares — diluted						128,085

Non-GAAP weighted average common shares — diluted						128,085

	For the Year Ended December 31, 2008
	Gross	Operating	Operating	Other (Income)	Income Tax	Net Income
	Margin	Expense	Income	Expense	Expense	(Loss)
	(in thousands)

GAAP	393,129	511,242	(118,113)	9,151	2,375	(129,639)
Stock compensation expense	979	(10,298)	11,277	—		11,277
Acquisition costs, restructuring, and integration costs	—	(1,638)	1,638	—		1,638
Amortization of intangible assets	—	(44,195)	44,195	—		44,195
Goodwill impairment	—	(209,297)	209,297	—		209,297
Non-cash interest expense	—	—	—	(10,735)		10,735
Tax related to items above	—	—	—	—	24,078	(24,078)
Adjustments of tax related to goodwill impairment and certain provision to return adjustments					26,255	(26,255)

Non-GAAP	394,108	245,814	148,294	(1,584)	52,708	97,170

GAAP net income (loss) per share — diluted						$(1.04)

Non-GAAP net income (loss) per share — diluted						$0.77

GAAP weighted average common shares — diluted						124,878 (1)

Non-GAAP weighted average common shares — diluted						126,277 (2)

(1)	GAAP net income for 2008 is a loss and, therefore, inclusion of options would be antidilutive.

(2)	Non-GAAP net income for 2008 is positive and, therefore, the diluted shares used in this calculation include the effect of options.

	For the Year Ended December 31, 2007
	Gross	Operating	Operating	Other (Income)	Income Tax	Net Income
	Margin	Expense	Income	Expense	Expense	(Loss)
	(in thousands)

GAAP	273,882	179,970	93,912	(35,805)	37,370	92,347
Write-off of discontinued inventory	1,046	—	1,046	—		1,046
Stock compensation expense	785	(10,118)	10,903	—		10,903
Gains related to previously written-off accts receivable	—	377	(377)	330		(707)
Write-off of IPR&D	—	(6,120)	6,120	—		6,120
Acquisition costs, restructuring, and integration costs	—	(1,836)	1,836	—		1,836
Amortization of intangible assets	—	(2,278)	2,278	—		2,278
Non-cash interest expense	—	—	—	(9,925)		9,925
Gain related to terminated acquisition, net of expenses	—	—	—	22,835		(22,835)
Gain on investments	—	—	—	4,864		(4,864)
Tax related to items above	—	—	—	—	(1,422)	1,422
Adjustments of income tax valuation allowances, R&D credits, and other discrete tax items					7,959	(7,959)

Non-GAAP	275,713	159,995	115,718	(17,701)	43,907	89,512

GAAP net income (loss) per share — diluted						$0.82

Non-GAAP net income (loss) per share — diluted						$0.79

GAAP weighted average common shares — diluted						113,027

Non-GAAP weighted average common shares — diluted						113,027

In managing and reviewing our business performance, we exclude a number of items required by GAAP. Management believes that excluding these items mentioned below is useful in understanding the trends and managing our operations. Historically, we have publicly presented these supplemental non-GAAP measures in order to assist the investment community to see ARRIS through the “eyes of management,” and therefore enhance understanding of ARRIS’ operating performance. These adjustments consist of:

•	Write-off of discontinued inventory — related to inventory of a product line that management decided to discontinue in 2007.

•	Stock compensation expense — ARRIS records non-cash compensation expense related to grants of options and restricted stock. Depending upon the size, timing and the terms of the grants, this non-cash compensation expense may vary significantly.

•	Write off of IPR&D — Due to the acquisition of C-COR, Inc., we acquired in process research and development of $6.2 million which was written off during the fourth quarter 2007.

•	The acquisition costs, restructuring, and integration costs reflect that, although they or similar items might recur, are of a nature and magnitude that identifying them separately provides investors with a greater ability to project ARRIS’ future performance.

•	Amortization of intangibles — non-cash amortization of the intangibles related to our acquisitions.

•	Non-cash interest expense — ARRIS records non-cash interest expense related to the 2013 convertible debt. Disclosing the non-cash piece provides investors with the information regarding interest that will not be paid out in cash.

•	Gain on retirement of debt — during the first quarter of 2009, ARRIS repurchased a portion of their convertible debt and recognized a gain of approximately $4.2 million.

•	Gain related to terminated acquisition — in early 2007, ARRIS entered into a transaction agreement with TANDBERG Television ASA, in which ARRIS was to buy all the outstanding shares of TANDBERG. ARRIS was subsequently outbid by another buyer and the transaction agreement was terminated during the first quarter 2007. ARRIS recorded gains, net before tax, of $22.8 million related to the termination of the transaction.

•	Impairment of goodwill — during the fourth quarter 2008, ARRIS recorded a non-cash impairment on goodwill of $209.3 million.

•	Adjustments of income taxes valuation allowances, R&D credits, and other discrete tax items — In 2009, a tax expense of approximately $1.3 million was recorded for state valuation allowances, research and development tax credits and provision to return differences resulting from filing of the 2008 tax return. Also in 2009, a tax benefit of approximately $4.6 million was recorded for changes to foreign valuation allowances relating to historic net operating losses in the various jurisdictions.

In 2008, ARRIS recorded a net tax benefit of $1.5 million related to provision to return differences resulting from the filing of the 2007 tax return. Also in 2008, we recorded a deferred tax adjustment of $24.7 million related to the impairment of goodwill.

In 2007, a tax benefit of approximately $3.5 million was recorded for a reversal of valuation allowances and research and development tax credits related to a tax credit study that was undertaken for prior years (2001 - 2006). The net termination fee related to TANDBERG resulted in a capital gain which provided greater access to prior tax capital losses that had previously been viewed as more likely than not unrealizable. As a result, net income tax valuation allowances totaling $3.2 million were reversed in the first quarter 2007.

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

Key Operating Data (as a percentage of net sales)

	Years Ended December 31,
	2009	2008	2007

Net sales	100.0%	100.0%	100.0%
Cost of sales	58.2	65.7	72.4

Gross margin	41.8	34.3	27.6
Operating expenses:
Selling, general, and administrative expenses	13.4	12.5	10.1
Research and development expenses	11.3	9.8	7.2
Impairment of goodwill	—	18.3	—
Acquired in-process research and development charge	—	—	0.6
Amortization of intangible assets	3.4	3.9	0.2
Restructuring charges	0.3	0.1	—

Operating income (loss)	13.4	(10.3)	9.5
Other expense (income):
Interest expense	1.6	1.5	1.6
Gain on terminated acquisition, net of expenses	—	—	(2.3)
Gain on debt retirement	(0.4)	—	—
Loss (gain) on investments and notes receivable	(0.1)	0.1	(0.5)
Loss (gain) on foreign currency	0.3	(0.1)	—
Interest income	(0.1)	(0.6)	(2.5)
Other expense (income), net	(0.1)	(0.1)	0.1

Income (loss) before income taxes	12.2	(11.1)	13.1
Income tax expense	4.0	0.2	3.8

Net income (loss)	8.2%	(11.3)%	9.3%

Comparison of Operations for the Three Years Ended December 31, 2009

Net Sales

The table below sets forth our net sales for the three years ended December 31, 2009, 2008, and 2007, for each of our business segments described in Item 1 of this Form 10-K (in thousands, except percentages):

	Net Sales			Increase (Decrease)
	For the Years Ended			Between Periods
	December 31,			2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	$	%	$	%

Segment:
BCS	$852,852	$822,816	$859,164	$30,036	3.7%	$(36,348)	(4.2)%
ATS	176,306	262,478	130,644	(86,172)	(32.8)%	131,834	100.9%
MCS	78,648	59,271	2,386	19,377	32.7%	56,885	2,384.1%

Total	$1,107,806	$1,144,565	$992,194	$(36,759)	(3.2)%	$152,371	15.4%

The table below sets forth our domestic and international sales for the three years ended December 31, 2009, 2008, and 2007 (in thousands, except percentages):

	Net Sales			Increase (Decrease) Between Periods
	For the Years Ended December 31,			2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	$	%	$	%

Domestic	$814,357	$811,823	$724,065	$2,534	0.3%	$87,758	12.1%
International:
Asia Pacific	56,091	50,435	41,997	5,656	11.2	8,438	20.1
Europe	93,078	127,102	98,575	(34,024)	(26.8)	28,527	28.9
Latin America	81,608	97,798	71,507	(16,190)	(16.6)	26,291	36.8
Canada	62,672	57,407	56,050	5,265	9.2	1,357	2.4

Total international	293,449	332,742	268,129	(39,293)	(11.8)%	64,613	24.1%

Total	$1,107,806	$1,144,565	$992,194	$(36,759)	(3.2)%	$152,371	15.4%

Broadband Communications Systems Net Sales 2009 vs. 2008

During the year ended December 31, 2009, sales of our BCS segment increased $30.0 million or approximately 3.7%, as compared to 2008.

•	Higher sales to multiple customers of our CMTS products, in particular Comcast, who accelerated its implementation of DOCSIS3.0 CMTS in 2009. Continued increased demand for bandwidth has driven increased demand for our CMTS products from our customers.

•	The increase in our CMTS product sales was partially offset by an expected decrease in sales of EMTAs in 2009 as many of our customers have passed through the initial launch stage of telephony. In 2009, we shipped 4.7 million units as compared to 5.9 million units in 2008.

•	We anticipate Comcast will purchase fewer CMTS in 2010, while other operators accelerate DOCSIS3.0 deployments.

Access, Transport & Supplies Net Sales 2009 vs. 2008

During the year ended December 31, 2009, Access, Transport & Supplies segment sales decreased $86.2 million or approximately 32.8%, as compared to the same period in 2008.

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

Media & Communications Systems Net Sales 2009 vs. 2008

During the year ended December 31, 2009, Media & Communications Systems segment sales increased $19.4 million or 32.7%, as compared to the same period in 2008.

•	The increase in sales primarily reflects the recognition throughout 2008 of deferred revenue. The deferred revenue acquired from the C-COR acquisition in late 2007 was marked to fair value at the date of the acquisition and rebuilt throughout 2008, resulting in a lower level of recognition in 2008.

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

Access, Transport & Supplies Net Sales 2008 vs. 2007

During the year ended December 31, 2008, Access, Transport & Supplies segment sales increased $131.8 million or approximately 100.9%, as compared to the same period in 2007.

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

Media & Communications Systems Net Sales 2008 vs. 2007

During the year ended December 31, 2008, Media & Communications Systems segment sales increased $56.9 million or approximately 2,384.1%, as compared to the same period in 2007.

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

Gross Margin

The table below sets forth our gross margin for the three years ended December 31, 2009, 2008, and 2007, for each of our business segments (in thousands, except percentages):

	Gross Margin $			Increase (Decrease)
	For the Years Ended			Between Periods
	December 31,			2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	$	%	$	%

Business Segment:
BCS	$379,248	$285,136	$251,416	$94,112	33.0%	$33,720	13.4%
ATS	40,055	76,387	22,930	(36,332)	(47.6)%	53,457	233.1%
MCS	43,460	31,606	(464)	11,854	37.5%	32,070	6911.6%

Total	$462,763	$393,129	$273,882	$69,634	17.7%	$119,247	43.5%

The table below sets forth our gross margin percentages for the three years ended December 31, 2009, 2008, and 2007, for each of our business segments:

	Gross Margin%			Percentage Point Increase
	For the Years Ended December 31,			(Decrease) Between Periods
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007

Business Segment:
BCS	44.5%	34.7%	29.3%	9.8	5.4
ATS	22.7%	29.1%	17.6%	(6.4)	11.5
MCS	55.3%	53.3%	(19.4)%	2.0	72.7
Total	41.8%	34.3%	27.6%	7.5	6.7

Our overall gross margins are dependent upon, among other factors, achievement of cost reductions, product mix, customer mix, product introduction costs, and price reductions granted to customers.

Broadband Communications Systems Gross Margin 2009 vs. 2008

The increase in the BCS segment gross margin dollars and the increase in gross margin percentage in 2009 as compared to 2008 were related to the following factors:

•	The increase in gross margin dollars was primarily the result of higher sales of our higher margin CMTS products.

•	The increase in gross margin percentage primarily reflects product mix, as we sold more CMTS products and fewer EMTA products during 2009 as compared to 2008. CMTS products carry higher gross margin percentage than the EMTA products.

Access, Transport & Supplies Gross Margin 2009 vs. 2008

The decrease in the ATS segment gross margin dollars and the decrease in gross margin percentage in 2009 as compared to 2008 were related to the following factors:

•	The decrease in gross margin dollars was the result of a decrease in sales in 2009 as compared to 2008.

•	The decrease in gross margin percentage was primarily the result of both a change in product mix and a decrease in sales. In 2009, Access and Transport sales decreased proportionally more than the Supplies sales decreased. In addition, our gross margin was negatively impacted by the decline in the overall volume resulting in a higher manufacturing cost per unit due to the allocation of fixed factory overhead costs as well as lower gross margin on certain headend optics gear.

Media & Communications Systems Gross Margin 2009 vs. 2008

The increase in the MCS segment gross margin dollars and the increase in gross margin percentage in 2009 as compared to 2008 are related to the following factors:

•	Higher year-over-year sales resulted in the increase in both gross margin dollars and percentage.

•	Performance in this segment is variable as revenue recognition is significantly tied to customer acceptances associated with multiple month and quarter projects, and non linear orders for licenses and hardware.

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

Access, Transport & Supplies Gross Margin 2008 vs. 2007

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

Media & Communications Systems Gross Margin 2008 vs. 2007

The increase in the MCS segment gross margin dollars and the increase in gross margin percentage in 2008 as compared to 2007 are related to the following factor:

•	The increase is attributable to the higher margin VOD and OSS products we added to our portfolio as a result of the C-COR acquisition.

Operating Expenses

The table below provides detail regarding our operating expenses (in thousands, except percentages):

				Increase (Decrease)
	Operating Expenses			Between Periods
	For the Years Ended December 31,			2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	$	%	$	%

Selling, general, & administrative	$148,403	$143,997	$99,879	$4,406	3.1%	$44,118	44.2%
Research & development	124,550	112,542	71,233	12,008	10.7%	41,309	58.0%
Impairment of goodwill	—	209,297	—	(209,297)	(100.0)%	209,297	100.0%
Acquired in-process
research &
development	—	—	6,120	—	—	(6,120)	(100.0)%
Amortization of
intangible assets	37,361	44,195	2,278	(6,834)	(15.5)%	41,917	1,840.1%
Restructuring	3,702	1,211	460	2,491	205.7%	751	163.3%

Total	$314,016	$511,242	$179,970	$(197,226)	(38.6)%	$331,272	184.1%

Selling, General, and Administrative, or SG&A, Expenses

2009 vs. 2008

Several factors contributed to the $4.4 million increase year over year:

•	An increase in stock compensation expense of $2.9 million as a result of the most recent annual grants covering a higher number of employees due to acquisitions.

•	Higher variable compensation costs, in particular sales commissions and incentive accruals.

•	Higher compensation costs associated with an increase in sales and marketing employees.

•	An increase in legal expenses of $1.6 million as a result of increased costs associated with various patent and other litigation matters (see Legal Proceedings).

•	The above increases were partially offset by decreases in bad debt expense, travel & entertainment, and professional fees.

2008 vs. 2007

Several factors contributed to the $44.1 million increase year over year:

•	The inclusion of expenses associated with the former C-COR.

•	The year-over-year SG&A expenses declined when comparing 2008 to the combined expenses of ARRIS and the former C-COR for 2007, reflecting synergies achieved as a result of the combination of the two companies.

•	Legal expenses increased by approximately $6.0 million year over year as a result of increased costs associated with various litigation matters, specifically patent related (see Legal Proceedings).

Research & Development, or R&D, Expenses

Included in our R&D expenses are costs directly associated with our development efforts (people, facilities, materials, etc.) and reasonable allocations of our information technology and facility costs.

2009 vs. 2008

We continue to aggressively invest in research and development. Our primary focus is on products that allow MSOs to capture new revenues and reduce operating costs. The increase of $12.0 million year over year in research and development expense reflects:

•	One quarter of incremental R&D expenses, approximately $4.5 million, associated with Digeo Inc and EG Technology Inc, which were acquired in the fourth quarter of 2009.

•	Higher compensation costs related to an increase in employees primarily focused on video development.

•	Higher variable compensation costs, in particular incentive accruals.

•	We anticipate that our 2010 R&D expenditures will be similar to our fourth quarter 2009 run rate.

2008 vs. 2007

Several factors contributed to the $41.3 million increase year over year:

•	The inclusion of expenses associated with the former C-COR.

•	As planned, we increased our R&D spending as a combined company, particularly on Video on Demand and OSS products.

Acquired In-Process Research and Development Charge

During 2007, we recorded a $6.1 million expense for acquired in-process R&D related to the C-COR acquisition.

Restructuring Charges

During 2009, 2008 and 2007, we recorded restructuring charges of $3.7 million, $1.2 million and $0.5 million, respectively. The majority of the charges recorded in 2009 related to severance associated with a reduction of workforce within our ATS segment and changes in sublease assumptions related to idle leased space given the current market conditions. The majority of the charges recorded in 2008 relate to severance associated with the C-COR acquisition. We recorded charges in 2008 and 2007 related to changes in estimates related to real estate leases associated with the previous consolidation of certain facilities.

Impairment of Goodwill

Goodwill relates to the excess of cost over the fair value of net assets resulting from an acquisition. On an annual basis, our goodwill is tested for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired, in which case a test would be performed sooner. The annual tests were performed in the fourth quarters of 2009, 2008, and 2007, with a test date of October 1. No impairment resulted from the reviews in 2007 and 2009. As a result of the review in 2008, we recognized a total noncash goodwill impairment loss of $128.9 million and $80.4 million in the ATS and MCS reporting units, respectively. See Critical Accounting Policies for further information.

Amortization of Intangibles

We recorded $37.4 million of intangibles amortization expense in 2009. Our intangibles amortization expense in 2009 is related to the acquisitions of Digeo, Inc. in October 2009, EG Technology, Inc. in September 2009, Auspice Corporation in August 2008 and C-COR Incorporated in December 2007. Prior to 2008, other intangible assets were related to the existing technology acquired from Arris Interactive L.L.C., from Cadant, Inc., from Com21, and cXm Broadband LLC., all of which were fully amortized by the end of 2008.

Other Expense (Income)

The table below provides detail regarding our other expense (income) (in thousands):

	Other Expense (Income)
	For the Years Ended			Increase (Decrease)
	December 31,			Between Periods
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007

Interest expense	$17,670	$17,123	$16,188	$547	$935
Gain related to terminated acquisition, net of expenses	—	—	(22,835)	—	22,835
Gain on debt retirement	(4,152)	—	—	(4,152)	—
Loss (gain) on investments	(711)	717	(4,596)	(1,428)	5,313
Loss (gain) on foreign currency	3,445	(422)	48	3,867	(470)
Interest income	(1,409)	(7,224)	(24,776)	5,815	17,552
Other expense (income)	(714)	(1,043)	370	329	(1,413)

Total expense (income)	$14,129	$9,151	$(35,601)	$4,978	$44,752

Interest Expense

Interest expense reflects the amortization of deferred finance fees and the non-cash interest component of our convertible subordinated notes, interest paid on the notes, capital leases and other debt obligations.

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

Gain on Debt Retirement

During the first quarter of 2009, we purchased and retired $15.0 million of the face value of our convertible debt for approximately $10.6 million. The Company also wrote off approximately $0.2 million of deferred finance fees associated with the portion of the notes retired. The Company realized a gain of approximately $4.2 million on the retirement of the convertible notes.

Loss (Gain) on Investments

From time to time, we hold certain investments in the common stock of publicly-traded companies, a number of non-marketable equity securities, and investments in rabbi trusts associated with our deferred compensation plans. For further discussion on the classification and the accounting treatment of these investments, see the Investments section within Financial Liquidity and Capital Resources contained herein. During the years ended December 31, 2009, 2008, and 2007, we recorded net (gains) losses related to these investments of $(0.7) million, $0.7 million, and $(4.6) million, respectively.

Loss (Gain) on Foreign Currency

During 2009, 2008 and 2007, we recorded foreign currency losses (gains) related to our international customers whose receivables and collections are denominated in their local currency. We have implemented a hedging strategy to mitigate the monetary exchange fluctuations.

Interest Income

The income reflects interest earned on cash, cash equivalents and short term investments. Interest income was $1.4 million in 2009 as compared to $7.2 million in 2008. Although our cash, cash equivalents, and short-term investments increased to $626 million at the end of 2009 from $427 million at the end of 2008, interest rates in 2009 dropped significantly as a result in economic conditions resulting in reduced interest income.

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

In 2009, we recorded $43.8 million of income tax expense for U.S. federal and state taxes and foreign taxes, which was 32.6% of our pre-tax income of $134.6 million. The total income tax expense was favorably impacted by approximately $3.1 million related to changes in valuation allowances associated with certain foreign and state deferred tax assets, primarily net operating losses.

In 2008, we recorded $6.3 million of income tax expense for U.S. federal and state taxes and foreign taxes, which was (5.4)% of our pre-tax loss of $116.9 million. Pre-tax income was negatively impacted by $209.3 million as a result of our impairment of goodwill, which generated an unfavorable permanent difference between book and taxable income of $144.6 million and an unfavorable timing difference between book and taxable income of $64.7 million. The allocation of a portion of the total impairment of goodwill to tax deductible goodwill favorably impacted income tax expense by $24.7 million. Excluding the impairment of goodwill and the related tax treatment of the impairment, pre-tax income and income tax expense would have been $92.4 million and $31.0 million, respectively. The 2008 effective tax rate, exclusive of the goodwill impairment, would have been approximately 33.5%. Also favorably impacting tax expense during 2008 were research and development tax credits of approximately $4.6 million, and $2.0 million of newly identified tax benefits arising from domestic manufacturing deductions.

In 2007, we recorded $41.0 million of income tax expense for U.S. federal and state taxes and foreign taxes. The total tax expense was favorably impacted by two discrete events during 2007. Capital gains arising from the terminated Tandberg acquisition, along with other capital gains arising from the sale of investments, allowed the Company to reverse approximately $5.3 million in valuation allowances. Additionally, upon finalizing our analysis of available research and development tax credits during the third quarter of 2007, we identified an additional $4.0 million of tax credit benefits. These two favorable discrete events were partially offset by approximately

$2.3 million of unfavorable tax impact arising from the C-COR in-process research and development charges during the fourth quarter.

We routinely benefit from U.S. research and development tax credits. Legislation pertaining to those credits expired at the end of 2009. As in previous years, most recently in 2008, we expect Congress to pass legislation to extend the availability of these credits effective to the beginning of 2010. Until such legislation is passed, our tax rate will be higher. We anticipate a tax rate in 2010 of approximately 38% without the availability of research and development tax credits, and approximately 35% with the availability of the credits.

Discontinued Operations

In 2007, we recorded income of $0.2 million, related to our reserves for discontinued operations. These adjustments were the result of the resolution of various vendor liabilities, taxes and other costs. We did not record any expense for discontinued operations in 2009 or 2008.

Financial Liquidity and Capital Resources

Overview

As highlighted earlier, one of our key strategies is to maintain and improve our capital structure. The key metrics we focus on are summarized in the table below:

Liquidity & Capital Resources Data

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except DSO and Turns)

Key Working Capital Items
Cash provided by operating activities	$240,977	$189,073	$63,424
Cash, cash equivalents, and short-term investments	$625,596	$427,265	$391,808
Accounts Receivable, net	$143,708	$159,443	$166,953
- Days Sales Outstanding	50	52	48	*
Inventory, net	$95,851	$129,752	$131,792
- Turns	5.7	5.7	7.2	*
Key Debt Items Convertible notes	$261,050	$276,000	$276,000
C-COR convertible notes	$—	$—	$35,000
Key Shareholder Equity Items Share Repurchases	$—	$75,960	$—
Shares Issued for acquisitions	$—	$—	$281,011
Capital Expenditures	$18,663	$21,352	$15,072

*	Full year excluding C-COR

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

Accounts receivable and DSOs decreased during the 2009 as compared to 2008 as a result of slightly lower sales and payment patterns of our customers. Looking forward, it is possible that our DSOs may increase dependent upon our customer mix and payment patterns.

Inventory decreased in 2009 as compared to 2008. The dollar value of the inventory currently on hand is lower due to mix changes (in particular lower sales of EMTAs and hence lower inventory requirements) and timing. Inventory turns have remained the same in 2009 as compared to 2008.

2009 Debt Redemption

During the first quarter of 2009, we purchased $15.0 million of the face value of our convertible debt for approximately $10.6 million.

Summary of Current Liquidity Position and Potential for Future Capital Raising

We believe our current liquidity position, where we have approximately $626 million of cash, cash equivalents, and short-term investments on hand as of December 31, 2009, together with the prospects for continued generation of cash from operating activities are adequate for our short- and medium-term business needs. We may in the future elect to repurchase additional shares of our common stock or additional principal amounts of our outstanding convertible notes. However, a key part of our overall long-term strategy may be implemented through additional acquisitions, and a portion of these funds may be used for that purpose. Should our available funds be insufficient for those purposes, it is possible that we will raise capital through private or public, share or debt offerings. Absent a major acquisition, we do not anticipate a need to access the capital markets in 2010.

Contractual Obligations

Following is a summary of our contractual obligations as of December 31, 2009:

	Payments due by period
Contractual Obligations	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(In thousands)

Debt(4)	$124	$—	$261,050	$—	$261,174
Operating leases, net of sublease income(1)	8,011	9,494	3,540	1,956	23,001
Purchase obligations(2)	103,072	—	—	—	103,072

Total contractual obligations(3)	$111,207	$9,494	$264,590	$1,956	$387,247

(1)	Includes leases which are reflected in restructuring accruals on the consolidated balance sheets.

(2)	Represents obligations under agreements with non-cancelable terms to purchase goods or services. The agreements are enforceable and legally binding, and specify terms, including quantities to be purchased and the timing of the purchase.

(3)	Approximately $17.0 million of uncertain tax position have been excluded from the contractual obligation table because we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

(4)	The Company may redeem the notes at any time on or after November 15, 2013, subject to certain conditions. In addition, the holders may require the Company to purchase all or a portion of their convertible notes on or after November 15, 2013.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Cash Flow

Below is a table setting forth the key lines of our Consolidated Statements of Cash Flows (in thousands):

	2009	2008	2007

Net cash provided by operating activities	$240,977	$189,073	$63,424
Net cash provided by (used in) investing	(153,403)	9,778	(221,667)
Net cash provided by (used in) financing	3,097	(112,754)	20,422

Net increase (decrease) in cash and cash equivalents	$90,671	$86,097	$(137,821)

Operating Activities:

Below are the key line items affecting cash from operating activities (in thousands):

	2009	2008	2007

Net income (loss)	$90,769	$(129,639)	$92,347
Adjustments to reconcile net income (loss) to cash provided by operating activities	85,283	281,912	4,951

Net income including adjustments	176,052	152,273	97,298
(Increase)/decrease in accounts receivable	21,704	8,579	(17,498)
(Increase)/decrease in inventory	38,906	4,023	(9,502)
Increase/(decrease) in accounts payable and accrued liabilities	3,588	38,800	(9,906)
Other, net	727	(14,602)	3,032

Net cash provided by operating activities	$240,977	$189,073	$63,424

Net income (loss), including adjustments, increased $23.8 million during 2009 as compared to 2008. In 2008, net income (loss) included a goodwill impairment of $209.3 million and a related tax benefit of $24.7 million arising from the allocation of a portion of the total impairment of goodwill to tax deductible goodwill. Net income in 2007 included gains of $22.8 million associated with the terminated TANDBERG transaction.

Accounts receivable declined $21.7 million in 2009 as a result of customer mix and payment patterns of customers. It is possible that both accounts receivable and DSOs may increase in future periods, particularly if we have an increase in international sales, which tend to have longer payment terms.

Inventory decreased by $38.9 million in 2009. Inventory levels of our EMTA and ATS products (which have lower margins and hence higher inventory values) have been reduced as a result of lower sales volumes. Full year turns were relatively flat in 2009 as compared to 2008.

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

The change in other, net in 2008 is the result of an increase in deferred cost of sales in the MCS segment during the year. The deferred cost of sales has increased during the year along with the deferred revenue. Along with the deferred revenue, the deferred cost of sales was also marked to fair value at the date of acquisition.

Investing Activities:

Below are the key line items affecting investing activities (in thousands):

	2009	2008	2007

Capital expenditures	$(18,663)	$(21,352)	$(15,072)
Acquisitions/other	(22,734)	(10,500)	(285,284)
Purchases of short-term investments	(216,704)	(113,734)	(356,366)
Sales of short-term investments	104,488	155,114	412,217
Cash proceeds from sale of property, plant and equipment	210	250	3
Proceeds from termination of TandbergTV acquisition, net of payments	—	—	22,835

Net cash provided by (used in) investing activities	$(153,403)	$9,778	$(221,667)

Capital Expenditures — Capital expenditures are mainly for test equipment, laboratory equipment, and computing equipment. We anticipate investing approximately $20 million in 2010.

Acquisitions/Other — This represents cash investments we have made in our various acquisitions.

Purchases and Disposals of Short-Term Investments — This represents purchases and sales of securities.

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

Financing Activities:

Below are the key items affecting our financing activities (in thousands):

	2009	2008	2007

Repurchase of shares to satisfy employee tax withholdings	$(2,180)	$(1,035)	$(3,093)
Payment of debt and capital lease obligations	(10,714)	(35,864)	(19)
Repurchase of common stock	—	(75,960)	—
Fees and proceeds from issuance of common stock, net	12,984	49	14,377
Excess tax benefits from stock-based compensation plans	3,007	56	9,157

Net cash provided by (used in) financing activities	$3,097	$(112,754)	$20,422

Employer Repurchase of Shares to Satisfy Minimum Tax Withholdings — This represents the minimum shares withheld to satisfy the minimum tax withholding when restricted stock vests.

Payment of Debt and Capital Lease Obligation — During the first quarter of 2009, we purchased $15.0 million of the face value of our convertible debt for approximately $10.6 million. The Company also wrote off approximately $0.2 million of deferred finance fees associated with the portion of the notes retired. The Company realized a gain of approximately $4.2 million on the retirement of the convertible notes. As part of the C-COR acquisition in December 2007, we assumed $35.0 million of 3.5% senior unsecured convertible notes due on December 31, 2009. We redeemed these notes on January 14, 2008.

Repurchase of Common Stock — During the first quarter of 2008, we publicly announced that our Board of Directors had authorized a plan for the Company to purchase up to $100 million of the Company’s common stock. We repurchased 13 million shares at an average price of $5.84 per share for an aggregate consideration of approximately $76 million during the first quarter of 2008. The remaining authorized amount of $24 million was not purchased.

During the first quarter of 2009, our Board of Directors authorized a new plan, which replaced the 2008 plan, for the Company to purchase up to $100 million of the Company’s common stock. We did not purchase any shares under the 2009 Plan during 2009.

Fees and Proceeds from Issuance of Common Stock, Net -

This represents expenses paid related to the issuance of stock for the C-COR acquisition, offset with cash proceeds related to the exercise of stock options by employees.

Excess Tax Benefits from Stock-Based Compensation Plans — This represents the cash that otherwise would have been paid for income taxes if increases in the value of equity instruments also had not been deductible in determining taxable income.

Income Taxes

In 2009, approximately $2.1 million of U.S. federal and state tax benefits were obtained from tax deductions arising from equity-based compensation deductions, all of which resulted from 2009 exercises of non-qualified stock options and lapses of restrictions on restricted stock awards. During 2008, approximately $0.5 million of U.S. federal tax benefits were obtained from tax deductions arising from equity-based compensation deductions, all of which resulted from 2008 exercises of non-qualified stock options and lapses of restrictions on restricted stock awards. During 2007, approximately $6.9 million of U.S. federal tax benefits were obtained from tax deductions arising from equity-based compensation deductions, of which $3.8 million resulted from 2007 exercises of non-qualified stock options and lapses of restrictions on restricted stock awards. The remaining $3.1 million of U.S. federal tax benefits during 2007 were due to the utilization of prior year net operating losses, generated by equity-based compensation deductions, against 2007 taxable income.

Interest Rates

As of December 31, 2009, we did not have any floating rate indebtedness or outstanding interest rate swap agreements.

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

ARRIS executes letters of credit in favor of certain landlords and vendors to guarantee performance on lease and insurance contracts. Additionally, we have cash collateral account agreements with our financial institutions as security against potential losses with respect to our foreign currency hedging activities. The letters of credit and cash collateral accounts are reported as restricted cash. As of December 31, 2009 and 2008, we had approximately $4.5 million and $5.7 million outstanding, respectively, of cash collateral.

Cash, Cash Equivalents, and Investments

Our cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) are primarily held in money market funds that pay either taxable or non-taxable interest. We hold investments consisting of debt securities classified as available-for-sale, which are stated at estimated fair value. These debt securities consist primarily of commercial paper, certificates of deposits, and U.S. government agency financial instruments. Additionally, as of December 31, 2009, we had approximately $5.0 million of a single auction rate security outstanding at fair value, classified as a short-term investment. Because it has failed at auction, we are uncertain of when we will be able to liquidate the security. However, the Company has been provided the option to sell the security to a major financial institution at par on June 30, 2010. The security is a single student loan issue rated AAA and is substantially guaranteed by the federal government. We analyzed the fair value of the security as of December 31, 2009. We have concluded that the fair value is approximately $5.0 million (including the fair value of the put options), which compares to a face value of $5.0 million. We will continue to evaluate the fair value of this security and mark it to market accordingly.

From time to time, we held certain investments in the common stock of publicly-traded companies, which were classified as available-for-sale. As of December 31, 2009 and December 31, 2008, our holdings in these investments were immaterial. Changes in the market value of these securities typically are recorded in other comprehensive income and gain or losses on related sales of these securities are recognized in income (loss).

See Note 5 of Notes to the Consolidated Financial Statements for disclosures related to the fair value of our investments.

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

Additionally, we previously offered a deferred compensation arrangement, which was available to certain employees. As of December 31, 2004, the plan was frozen and no further contributions are allowed. The deferred earnings are invested in a rabbi trust.

The Company also has a deferred retirement salary plan, which was limited to certain current or former officers of C-COR. We hold investments to cover the liability.

The Company, beginning in the third quarter of 2009, has begun funding in a rabbi trust, its nonqualified defined benefit plan for certain executives.

Capital Expenditures

Capital expenditures are made at a level designed to support the strategic and operating needs of the business. Capital expenditures were $18.7 in 2009 as compared to $21.4 million in 2008 and $15.1 million in 2007. We had no significant commitments for capital expenditures at December 31, 2009. Management expects to invest approximately $20 million in capital expenditures for the year 2010.

Deferred Income Tax Assets — Including Net Operating Loss Carryforwards and Research and Development Credit Carryforwards, and Valuation Allowances

Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. If we conclude that deferred tax assets are more-likely-than-not to not be realized, then we record a valuation allowance against those assets. We continually review the adequacy of the valuation allowances established against deferred tax assets.

As of December 31, 2009, we had net operating loss, or NOL, carryforwards for U.S. federal, U.S. state, and foreign income tax purposes of approximately $25.8 million, $181.4 million, and $47.3 million, respectively. The U.S. federal NOLs expire through 2023. Foreign NOLs related to our Irish subsidiary in the amount of $21.8 million have an indefinite life. Other significant foreign NOLs arise from our Dutch subsidiaries ($8.0 million, 10-year expiration), our French branch ($6.6 million, no expiration), and our U.K. branch ($7.0 million, no expiration). The net operating losses are subject to various limitations on how and when the losses can be used to offset against taxable income. Approximately $0.6 million of U.S. federal NOLs, $158.6 million of U.S. state NOLs, and $9.2 million of the foreign NOLs are subject to valuation allowances because we do not believe the ultimate realization of the deferred tax assets associated with these U.S. federal and state NOLs is more-likely-than-not.

During 2009, we utilized approximately $32.0 million of U.S. federal NOLs and $37.6 million of U.S. state NOLs to offset against taxable income. We used approximately $57.8 million of U.S. federal NOLs and $67.2 million of U.S. state NOLs to reduce taxable income in 2008.

During the tax years ending December 31, 2009, and 2008, we utilized $19.3 million and $12.1 million, respectively of U.S. federal and state research and development tax credits, to offset against U.S. federal and state income tax liabilities. As of December 31, 2009, ARRIS has $6.2 million of available U.S. federal research and development tax credits and $2.7 million of available U.S. state research and development tax credits. The remaining unutilized U.S. federal research and development tax credits can be carried back one year and carried forward twenty years. The U.S. state research and development tax credits carry forward and will expire pursuant to the various applicable state rules.

Valuation allowances increased by $1.3 million, primarily due to increases in state deferred tax assets within legal entities that have experienced cumulative losses; offset by reversals of European valuation allowances from the settlements of tax audits.

Defined Benefit Pension Plans

The Company sponsors a qualified and a non-qualified non-contributory defined benefit pension plan that cover certain U.S. employees. As of January 1, 2000, the Company froze the qualified defined pension plan benefits for its participants. These participants elected to enroll in ARRIS’ enhanced 401(k) plan. Due to the cessation of plan accruals for such a large group of participants, a curtailment was considered to have occurred.

The U.S. pension plan benefit formulas generally provide for payments to retired employees based upon their length of service and compensation as defined in the plans. ARRIS’ investment policy is to fund the qualified plan as required by the Employee Retirement Income Security Act of 1974 (“ERISA”) and to the extent that such contributions are tax deductible. For 2009, the plan assets were comprised of approximately 56%, 39%, and 5% of equity, debt securities, and money market funds, respectively. For 2008, the plan assets were comprised of approximately 49%, 42%, and 9% of equity, debt securities, and money market funds, respectively. In 2010, the plan will target allocations of 55% equity and 45% debt securities. Liabilities or amounts in excess of these funding levels are accrued and reported in the consolidated balance sheets. The Company has established a rabbi trust to fund the pension obligations of the Chief Executive Officer under his Supplemental Retirement Plan including the benefit under the Company’s non-qualified defined benefit plan. In addition, the Company has established a rabbi trust for certain executive officers to fund the Company’s pension liability to those officers under the non-qualified plan.

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

The weighted-average actuarial assumptions used to determine the benefit obligations for the three years presented are set forth below:

	2009	2008	2007

Assumed discount rate for non-qualified plan participants	5.75%	6.25%	6.25%
Assumed discount rate for qualified plan participants	5.75%	6.25%	6.25%
Rate of compensation increase	3.75%	3.75%	3.75%

The weighted-average actuarial assumptions used to determine the net periodic benefit costs are set forth below:

	2009	2008	2007

Assumed discount rate for non-qualified plan participants	6.25%	6.25%	5.75%
Assumed discount rate for qualified plan participants	6.25%	6.25%	5.75%
Rate of compensation increase	3.75%	3.75%	3.75%
Expected long-term rate of return on plan assets	7.50%	7.50%	8.00%

The expected long-term rate of return on assets is derived using the building block approach which includes assumptions for the long term inflation rate, real return, and equity risk premiums.

No minimum funding contributions are required in 2010 for the plan; however, the Company may make a voluntary contribution.

Other Benefit Plans

ARRIS has established defined contribution plans pursuant to the Internal Revenue Code Section 401(k) that cover all eligible U.S. employees. ARRIS contributes to these plans based upon the dollar amount of each participant’s contribution. ARRIS made matching contributions to these plans of approximately $4.4 million, $4.1 million and $2.1 million in 2009, 2008, and 2007, respectively.

The Company has a deferred compensation plan that does not qualify under Section 401(k) of the Internal Revenue Code, which was available to certain current and former officers and key executives of C-COR. During 2008, this plan was merged into a new non-qualified deferred compensation plan which is also available to key executives of the Company. Employee compensation deferrals and matching contributions are held in a rabbi trust. The total of net employee deferrals and matching contributions, which is reflected in other long-term liabilities, was $1.4 million and $0.8 million at December 31, 2009 and 2008, respectively. Total expenses included in continuing operations for the matching contributions were approximately $74 thousand in 2009. The match is contributed on a one year lag, and therefore, no expenses were recorded in 2008 as this was the year the plan was established.

The Company previously offered a deferred compensation arrangement, which allowed certain employees to defer a portion of their earnings and defer the related income taxes. As of December 31, 2004, the plan was frozen and no further contributions are allowed. The deferred earnings are invested in a rabbi trust. The total of net employee deferral and matching contributions, which is reflected in other long-term liabilities, was $2.4 million and $1.9 million at December 31, 2009 and 2008, respectively.

The Company also has a deferred retirement salary plan, which was limited to certain current or former officers of C-COR. The present value of the estimated future retirement benefit payments is being accrued over the estimated service period from the date of signed agreements with the employees. The accrued balance of this plan, the majority of which is included in other long-term liabilities, was $2.0 million and $2.3 million at December 31, 2009 and 2008, respectively. Total expenses included in continuing operations for the deferred retirement salary plan were approximately $0.2 million and $0.3 million for 2009 and 2008, respectively.

Critical Accounting Policies

The accounting and financial reporting policies of the Company are in conformity with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management has discussed the development and selection of the critical accounting estimates discussed below with the audit committee of the Company’s Board of Directors and the audit committee has reviewed the Company’s related disclosures.

a)	Revenue Recognition

ARRIS generates revenue as a result of varying activities, including the delivery of stand-alone equipment, custom design and installation services, and bundled sales arrangements inclusive of equipment, software and services. The revenue from these activities is recognized in accordance with applicable accounting guidance and their related interpretations.

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

Revenue is deferred if any of the above revenue recognition criteria is not met as well as when certain circumstances exist for any of our products or services, including, but not limited to:

•	When undelivered products or services that are essential to the functionality of the delivered product exist, revenue is deferred until such undelivered products or services are delivered as the customer would not have full use of the delivered elements.

•	When required acceptance has not occurred.

•	When trade-in rights are granted at the time of sale, that portion of the sale is deferred until the trade-in right is exercised or the right expires. In determining the deferral amount, management estimates the expected trade-in rate and future value of the product upon trade-in. These factors are periodically reviewed and updated by management, and the updates may result in either an increase or decrease in the deferral.

Equipment — We provide cable system operators with equipment that can be placed within various stages of a broadband cable system that allows for the delivery of cable telephony, video and high speed data as well as outside plant construction and maintenance equipment. For equipment sales, revenue recognition is generally established when the products have been shipped, risk of loss has transferred, objective evidence exists that the product has been accepted, and no significant obligations remain relative to the transaction. Additionally, based on historical experience, ARRIS has established reliable estimates related to sales returns and other allowances for discounts. These estimates are recorded as a reduction to revenue at the time the revenue is initially recorded.

Software — We sell internally developed software as well as software developed by outside third parties that does not require significant production, modification or customization. We recognize software and any associated system product revenue where software is more than an incidental component, in accordance with the applicable guidance. Our products that contain more than incidental software include : CMTS, ARRIS Spectrum Analyzer (“ASA”), D5, UCTS, Commercial Services Aggregator (“CSA”) 9000, CXM Gateway, Video On Demand (“VOD”), and Advertising Insertion.

Services — Service revenue consists of customer support and maintenance, installation, training, on-site support, network design and inside plant activities. A number of our products are sold in combination with customer support and maintenance services, which consist of software updates and product support. Software updates provide customers with rights to unspecified software updates that the Company chooses to develop and to maintenance releases and patches that we choose to release during the period of the support period. Product support services include telephone support, remote diagnostics, email and web access, access to on-site technical support personnel and repair or replacement of hardware in the event of damage or failure during the term of the support period. Maintenance and support service fees are generally billed in advance of the associated maintenance contract term. Maintenance and support service fees collected are recorded as deferred revenue and recognized ratably under the straight-line method over the term of the contract, which is generally one year. We do not record receivables associated with maintenance revenues without a firm, non-cancelable order from the customer. Installation services and training services are also recognized in service revenues when performed. Pursuant to the accounting requirements, we seek to establish appropriate vendor-specific objective evidence (“VSOE”) of the fair value for all service offerings. VSOE of fair value is determined based on the price charged when the same element is sold separately and based on the prices at which our customers have renewed their customer support and maintenance. For elements that are not yet being sold separately, the price established by management, if it is probable that the price, once established, will not change before the separate introduction of the element into the marketplace is used to measure VSOE of fair value for that element.

Incentives — Customer incentive programs that include consideration, primarily rebates/credits to be used against future product purchases and certain volume discounts, have been recorded as a reduction of revenue when the shipment of the requisite equipment occurs.

Multiple Element Arrangements — Certain customer transactions may include multiple deliverables based on the bundling of equipment, software and services. When a multiple-element arrangement exists, the fee from the arrangement should be allocated to the various deliverables, to the extent appropriate, so that the proper amount can be recognized as revenue as each element is delivered. Based on the composition of the arrangement, we analyze the provisions of the accounting guidance to determine the appropriate model that should be applied towards accounting for the multiple-element arrangement. If the arrangement includes a combination of elements that fall within different applicable guidance, we follow the provisions of the hierarchal literature to separate those elements from each other and apply the relevant guidance to each.

For multiple element arrangements that include software or have a software-related element that is more than incidental but that does not involve significant production, modification or customization, we apply the provisions of the relevant accounting guidance. If the arrangement includes multiple elements, the fee should be allocated to the various elements based on VSOE of fair value. If sufficient VSOE of fair value does not exist for the allocation of revenue to all the various elements in a multiple element arrangement, all revenue from the arrangement is deferred until the earlier of the point at which such sufficient VSOE is established or all elements within the arrangement are delivered. If VSOE of fair value exists for all undelivered elements, but does not exist for one or more delivered elements, the arrangement consideration should be allocated to the various elements of the arrangement using the residual method of accounting. Under the residual method, the amount of the arrangement consideration allocated to the delivered elements is equal to the total arrangement consideration less the aggregate fair value of the undelivered elements. Using this method, any potential discount on the arrangement is allocated entirely to the delivered elements, which ensures that the amount of revenue recognized at any point in time is not overstated. Under the residual method, if VSOE exists for the undelivered element, generally PCS, the fair value of the undelivered element is deferred and recognized ratably over the term of the PCS contract, and the remaining portion of the arrangement is recognized as revenue upon delivery, which generally occurs upon delivery of the product or implementation of the system. License revenue allocated to software products, in certain circumstances, is recognized upon delivery of the software products.

Similarly, for multiple element arrangements that include software or have a software-related element that is more than incidental and does involve significant production, modification or customization, revenue is recognized using the contract accounting guidelines by applying the percentage of completion or completed contract method. We recognize software license and associated professional services revenue for its mobile workforce management software license product installations using the percentage-of-completion method of accounting as we believe that our estimates of costs to complete and extent of progress toward completion of such contracts are reliable. For certain software license arrangements where professional services are being provided and are deemed to be essential to the functionality or are for significant production, modification, or customization of the software product, both the software and the associated professional service revenue are recognized using the completed-contract method if we do not have the ability to reasonably estimate contract costs at the inception of the contracts. Under the completed-contract method, revenue is recognized when the contract is complete, and all direct costs and related revenues are deferred until that time. The entire amount of an estimated loss on a contract is accrued at the time a loss on a contract is projected. Actual profits and losses may differ from these estimates.

For all other multiple element, the deliverables are separated into more than one unit of accounts when the following criteria are met: (i) the delivered element(s) have value to the customer on a stand-alone basis, (ii) objective and reliable evidence of fair value exists for the undelivered element(s), and (iii) delivery of the undelivered element(s) is probable and substantially in the control of the Company. Revenue is then allocated to each unit of accounting based on the relative fair value of each accounting unit or by using the residual method if objective evidence of fair value does not exist for the delivered element(s). If any of the criteria are not met, revenue is deferred until the criteria are met or the last element has been delivered.

ARRIS employs the sell-in method of accounting for revenue when using a Value Added Reseller (VAR) as our channel to market. Because product returns are restricted, revenue under this method is recognized at the time of shipment to the VAR provided all criteria for recognition are met.

b)	Goodwill and Intangible Assets

Goodwill

Goodwill relates to the excess of cost over the fair value of net assets resulting from an acquisition. On an annual basis, the Company’s goodwill is tested for impairment, or more frequently if events or changes in circumstances indicate that the asset is more likely than not impaired, in which case a test would be performed sooner. For purposes of impairment testing, the Company has determined that its reporting units are the reportable segments based on our organizational structure, the financial information that is provided to and reviewed by segment management and aggregation criteria of its component businesses that are economically similar. The impairment testing is a two-step process. The first step is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount. The Company concluded that a taxable transaction approach should be used. The Company determined the fair value of each of its reporting units using a combination of an income approach using discounted cash flow analysis and a market approach comparing actual market transactions of businesses that are similar to those of the Company. In addition, market multiples of publicly traded guideline companies were also considered. The discounted cash flow analysis requires the Company to make various judgmental assumptions, including assumptions about future cash flows, growth rates and weighted average cost of capital (discount rate). The assumptions about future cash flows and growth rates are based on the current and long-term business plans of each reporting unit. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. If necessary, the second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in a similar manner as the determination of goodwill recognized in a business combination.

2007 Impairment Analysis — The 2007 annual impairment test was performed as of October 1, 2007. The results indicated that the fair values of the Company’s goodwill exceeded the carrying amount, and therefore, the assets were not impaired.

2008 Impairment Analysis — During the 2008 annual impairment testing, as a result of the current and continuing decline in the market value of communications equipment suppliers in general, coupled with the volatile macroeconomic conditions, ARRIS determined that the fair values of the ATS and MCS reporting units were less than their respective carrying values. As a result, the Company proceeded to step two of the goodwill impairment test to determine the implied fair value of the ATS and MCS goodwill. ARRIS concluded that the implied fair value of the goodwill was less than its carrying value and recorded an impairment charge as of October 1, 2008. During the fourth quarter of 2008, ARRIS experienced a continued decline in market conditions, especially as a result of the housing market, with respect to its ATS reporting unit. As a result, the Company determined that it was possible that the future cash flows and growth rates for the ATS reporting unit had declined since the impairment test date of October 1, 2008. Further, the Company considered whether the continued volatility in capital markets between October 1, 2008 and December 31, 2008 could result in a change in the discount rate, potentially resulting in further impairment. As a result of these factors, the Company performed an interim test as of December 31, 2008 for the ATS and MCS reporting units. The Company did not perform an interim test for the BCS reporting unit as it did not believe that an event occurred or circumstances changed that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The Company concluded that its remaining ATS and MCS goodwill was further impaired and recorded an incremental goodwill impairment charge. This expense has been recorded in the goodwill impairment line on the consolidated statements of operations. The fair value of the BCS reporting unit exceeded its carrying value, and therefore, no impairment charge was necessary. As part of management’s review process of the fair values assumed for the reporting units, the Company reconciled the combined fair value to its market capitalization and concluded that the fair values used were reasonable.

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

2009 Impairment Analysis — The 2009 annual impairment test was performed as of October 1, 2009. The results indicated that the implied fair values of the Company’s goodwill exceeded the carrying amount, and therefore, the assets were not impaired.

Intangible Assets

We test our property, plant and equipment and amortizable intangible assets for recoverability when events or changes in circumstances indicate that their carrying amounts may not be recoverable. Examples of such circumstances include, but are not limited to, operating or cash flow losses from the use of such assets or changes in our intended uses of such assets. To test for recovery, we group assets (an “Asset Group”) in a manner that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The carrying amount of a long-lived asset or an asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. In determining future undiscounted cash flows, we have made a “policy decision” to use pre-tax cash flows in our evaluation, which is consistently applied.

If we determine that an asset or asset group is not recoverable, then we would record an impairment charge if the carrying value of the asset or asset group exceeds its fair value. Fair value is based on estimated discounted future cash flows expected to be generated by the asset or asset group. The assumptions underlying cash flow projections would represent management’s best estimates at the time of the impairment review.

As of December 31, 2008, for reasons similar to those described above, we conducted a review of our long-lived assets, including amortizable intangible assets. This review did not indicate that an impairment existed. No review for impairment of long-lived assets was conducted in 2009 as the Company did not believe that indicators of impairment existed.

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

Our reserves for uncollectible accounts and sales returns and allowances were $2.2 million and $4.0 million as of December 31, 2009 and 2008, respectively.

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

f)	Stock-Based Compensation

All share-based payments to employees, including grants of employee stock options, are required to be recognized in the financial statements as compensation cost based on the fair value on the date of grant. In general, the Company determines fair value of such awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates certain assumptions, such as risk-free interest rate, expected volatility, and expected life of options, in order to arrive at a fair value estimate. Because changes in assumptions can materially affect the fair value estimate, the Black-Scholes model may not provide a reliable single measure of the fair value of our share-based payment awards. For certain performance shares related to market conditions, the fair value of such awards is determined using a lattice model. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies and thereby materially impact our fair value determination. If factors change and we employ different assumptions in determining the fair value in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period.

Forward-Looking Statements

Certain information and statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report, including statements using terms such as “may,” “expect,” “anticipate,” “intend,” “estimate,” “believe,” “plan,” “continue,” “could be,” or similar variations thereof, constitute forward-looking statements with respect to the financial condition, results of operations, and business of ARRIS, including statements that are based on current expectations, estimates, forecasts, and projections about the markets in which we operate and management’s beliefs and assumptions regarding these markets. Any other statements in this document that are not statements about historical facts also are forward-looking statements. We caution investors that forward-looking statements made by us are not guarantees of future performance and that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. Important factors that could cause results or events to differ from current expectations are described in the risk factors set forth in Item 1A, “Risk Factors.” These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business, but instead are the risks that we currently perceive as potentially being material. In providing forward-looking statements, ARRIS expressly disclaims any obligation to update publicly or otherwise these statements, whether as a result of new information, future events or otherwise except to the extent required by law.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including interest rates and foreign currency rates. The following discussion of our risk-management activities includes “forward-looking statements” that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

We have an investment portfolio of auction rate securities that are classified as “available-for-sale” securities. Although these securities have maturity dates of 15 to 30 years, they have characteristics of short-term investments as the interest rates reset every 28 or 35 days and we have the potential to liquidate them in an auction process. Due to the short duration of these investments, a movement in market interest rates would not have a material impact on our operating results. However, it is possible that a security will fail to reprice at the scheduled auction date. In these instances, we are entitled to receive a penalty interest rate above market and the auction rate security will be held until the next scheduled auction date. At December 31, 2007 ARRIS had $30.3 million invested in auction rate securities. During 2008, we successfully liquidated, at par, a net of $25.3 million of the auction rate securities. However, one auction rate security of approximately $5.0 million has continued to fail at auction, resulting in ARRIS continuing to hold this security. Due to the current market conditions and the failure of the auction rate security to reprice, beginning in the second quarter of 2008, we recorded changes in the fair value of the instrument as an impairment charge in the Statement of Operations in the gain (loss) on investment line. ARRIS may not be able to liquidate this security until a successful auction occurs, or alternatively, we have been provided the option to sell the security to a major financial institution at par on June 30, 2010. During the year ended December 31, 2009, we recorded changes in fair value of $61 thousand.

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

We have certain international customers who are billed in their local currency. Changes in the monetary exchange rates may adversely affect our results of operations and financial condition. To manage the volatility relating to these typical business exposures, we may enter into various derivative transactions, when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. The euro is the predominant currency of the customers who are billed in their local currency. Taking into account the effects of foreign currency fluctuations of the euro and pesos versus the dollar, a hypothetical 10% weakening of the U.S. dollar (as of December 31, 2009) would provide a gain on foreign currency of approximately $1.6 million. Conversely, a hypothetical 10% strengthening of the U.S. dollar would provide a loss on foreign currency of approximately $1.6 million. As of December 31, 2009, we had no material contracts, other than accounts receivable, denominated in foreign currencies.

We regularly review our forecasted sales in euros and enter into option contracts when appropriate. In the event that we determine a hedge to be ineffective prior to expirations earnings may be effected by the change in the hedge value. As of December 31, 2009, we had option collars outstanding with notional amounts totaling 6.0 million euros, which mature through 2010. As of December 31, 2009, we had forward contracts outstanding with notional amounts totaling 9.0 million euros, which mature through 2010. The fair value of these option collars and forward contracts was approximately a loss of $0.5 million.

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

Under management’s supervision, an evaluation of the design and effectiveness of ARRIS’ internal control over financial reporting was conducted based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that ARRIS’ internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of ARRIS’ internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm retained as auditors of ARRIS Group, Inc.’s financial statement, as stated in their report which is included herein.

/s/ R J STANZIONE
Robert J. Stanzione
Chief Executive Officer, Chairman

/s/ DAVID B, POTTS
David B. Potts
Executive Vice President, Chief Financial Officer,
Chief Accounting Officer,
and Chief Information Officer

February 26, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of ARRIS Group, Inc.

We have audited ARRIS Group, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ARRIS Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, ARRIS Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ARRIS Group, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2009, and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Atlanta, Georgia
February 26, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of ARRIS Group, Inc.

We have audited the accompanying consolidated balance sheets of ARRIS Group, Inc. as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of ARRIS’ management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ARRIS Group, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 16 and 14 to the Consolidated Financial Statements, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes (codified in ASC Topic 740), in 2007 and adopted FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (codified in ASC Topic 470-20, Debt with Conversion and Other Options), in 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ARRIS Group, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Atlanta, Georgia
February 26, 2010

ARRIS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(in thousands except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$500,565	$409,894
Short-term investments, at fair value	125,031	17,371

Total cash, cash equivalents and short-term investments	625,596	427,265
Restricted cash	4,475	5,673
Accounts receivable (net of allowances for doubtful accounts of $2,168 in 2009 and $3,988 in 2008)	143,708	159,443
Other receivables	6,113	4,749
Inventories (net of reserves of $22,151 in 2009 and $18,811 in 2008)	95,851	129,752
Prepaids	11,675	8,004
Current deferred income tax assets	35,994	44,004
Other current assets	18,896	19,782

Total current assets	942,308	798,672
Property, plant and equipment (net of accumulated depreciation of $106,744 in 2009 and $100,313 in 2008)	57,195	59,204
Goodwill	235,388	231,684
Intangible assets (net of accumulated amortization of $190,722 in 2009 and $153,362 in 2008)	204,572	227,348
Investments	20,618	14,681
Noncurrent deferred income tax assets	6,759	12,157
Other assets	8,776	6,575

	$1,475,616	$1,350,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,979	$75,863
Accrued compensation, benefits and related taxes	36,936	27,024
Accrued warranty	4,265	5,652
Deferred revenue	47,044	44,461
Current portion of long-term debt	124	146
Current deferred income tax liabilities	—	1,059
Other accrued liabilities	46,203	25,410

Total current liabilities	188,551	179,615
Long-term debt, net of current portion	211,248	211,870
Accrued pension	16,408	18,820
Noncurrent income taxes payable	14,815	9,607
Noncurrent deferred income tax liabilities	37,204	41,598
Other noncurrent liabilities	16,021	15,343

Total liabilities	484,247	476,853

Stockholders’ equity:
Preferred stock, par value $1.00 per share, 5.0 million shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share, 320.0 million shares authorized; 125.6 million and 123.1 million shares issued and outstanding in 2009 and 2008, respectively	1,388	1,362
Capital in excess of par value	1,183,872	1,159,097
Treasury stock at cost, 13 million shares in 2009 and 2008	(75,960)	(75,960)
Accumulated deficit	(111,734)	(202,503)
Unrealized gain (loss) on marketable securities	28	(274)
Unfunded pension liability, including income tax impact of
$1,169 and $2,778 in 2009 and 2008, respectively	(6,041)	(8,070)
Cumulative translation adjustments	(184)	(184)

Total stockholders’ equity	991,369	873,468

	$1,475,616	$1,350,321

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2009	2008	2007
	(in thousands, except per share data)

Net sales:
Products	$998,734	$1,064,837	$950,013
Services	109,072	79,728	42,181

Total net sales	1,107,806	1,144,565	$992,194
Cost of sales:
Products	594,133	709,657	695,119
Services	50,910	41,779	23,193

Total cost of sales	645,043	751,436	718,312

Gross margin	462,763	393,129	273,882
Gross margin%	41.8%	34.3%	27.6%
Operating expenses:
Selling, general, and administrative expenses	148,403	143,997	99,879
Research and development expenses	124,550	112,542	71,233
Impairment of goodwill	—	209,297	—
Acquired in-process research and development charge	—	—	6,120
Amortization of intangible assets	37,361	44,195	2,278
Restructuring charges	3,702	1,211	460

Total operating expenses	314,016	511,242	179,970

Operating income (loss)	148,747	(118,113)	93,912
Other expense (income):
Interest expense	17,670	17,123	16,188
Gain on terminated acquisition, net of expenses	—	—	(22,835)
Gain on debt retirement	(4,152)	—	—
Loss (gain) on investments and notes receivable	(711)	717	(4,596)
Loss (gain) on foreign currency	3,445	(422)	48
Interest income	(1,409)	(7,224)	(24,776)
Other expense (income), net	(714)	(1,043)	370

Income (loss) from continuing operations before income taxes	134,618	(127,264)	129,513
Income tax expense	43,849	2,375	37,370

Net income (loss) from continuing operations	90,769	(129,639)	92,143
Income from discontinued operations	—	—	204

Net income (loss)	$90,769	$(129,639)	$92,347

Net income (loss) per common share — basic:
Income (loss) from continuing operations	$0.73	$(1.04)	$0.83
Income (loss) from discontinued operations	—	—	—

Net income (loss)	$0.73	$(1.04)	$0.83

Net income (loss) per common share — diluted:
Income (loss) from continuing operations	$0.71	$(1.04)	$0.82
Income (loss) from discontinued operations	—	—	—

Net income (loss)	$0.71	$(1.04)	$0.82

Weighted average common shares — basic	124,716	124,878	110,843

Weighted average common shares — diluted	128,085	124,878	113,027

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	(in thousands)

Operating activities:
Net income (loss)	$90,769	$(129,639)	$92,347
Depreciation	20,862	20,915	10,852
Amortization of intangible assets	37,361	44,195	2,278
Amortization of deferred finance fees	728	760	764
Goodwill impairment	—	209,297	—
Deferred income tax provision	13,052	7,963	825
Deferred income tax related to goodwill impairment	—	(24,725)	—
Stock compensation expense	15,921	11,277	10,903
Provision for doubtful accounts	(1,280)	819	279
Gain related to previously written off receivables	—	—	(377)
Gain on debt retirement	(4,152)	—	—
Non cash interest expense	11,136	10,736	9,925
Loss on disposal of fixed assets	428	14	182
Loss (gain) on investments and notes receivable	(711)	717	(4,604)
Income from discontinued operations	—	—	(204)
Gain related to terminated acquisition, net of expenses	—	—	(22,835)
Acquired in-process research and development charge	—	—	6,120
Excess income tax benefits from stock-based compensation plans	(3,007)	(56)	(9,157)
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	21,704	8,579	(17,498)
Other receivables	(2,383)	(471)	(1,774)
Inventories	38,906	4,023	(9,502)
Accounts payable and accrued liabilities	4,707	38,800	(9,906)
Other, net	(3,064)	(14,131)	4,806

Net cash provided by operating activities	240,977	189,073	63,424
Investing activities:
Purchases of short-term investments	(216,704)	(113,734)	(356,366)
Sales of short-term investments	104,488	155,114	412,217
Purchases of property, plant and equipment	(18,663)	(21,352)	(15,072)
Cash proceeds from sale of property, plant, and equipment	210	250	3
Cash paid for acquisition, net of cash acquired	(22,734)	(10,500)	(285,284)
Cash paid for hedge related to terminated acquisition	—	—	(26,469)
Cash proceeds from hedge related to terminated acquisition	—	—	38,750
Cash received related to terminated acquisition, net of payments	—	—	10,554

Net cash provided by (used in) investing activities	(153,403)	9,778	(221,667)

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Years Ended December 31,
	2009	2008	2007
	(in thousands)

Financing activities:
Proceeds from issuance of common stock	$12,984	$49	$14,377
Repurchase of common stock	—	(75,960)	—
Payment of debt and capital lease obligations	(10,714)	(35,864)	(19)
Excess income tax benefits from stock-based compensation plans	3,007	56	9,157
Repurchase of shares to satisfy employee tax withholdings	(2,180)	(1,035)	(3,093)

Net cash provided by (used in) financing activities	3,097	(112,754)	20,422
Net increase (decrease) in cash and cash equivalents	90,671	86,097	(137,821)
Cash and cash equivalents at beginning of year	409,894	323,797	461,618

Cash and cash equivalents at end of year	$500,565	$409,894	$323,797

Supplemental investing activity information:
Net tangible assets acquired, excluding cash	$2,383	$23,108	$11,645
Intangible assets acquired, including goodwill and adjustments	20,351	(12,608)	582,847
Prior investment in acquired company	—	—	(5,973)
Equity issued for acquisition, including fair value of assumed stock options	—	—	(303,235)

Cash paid for acquisition, net of cash acquired	$22,734	$10,500	$285,284

Landlord funded leasehold improvements	$50	$—	$85

Supplemental cash flow information:
Interest paid during the year	$5,483	$5,800	$6,182

Income taxes paid during the year	$30,878	$19,834	$22,687

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Unrealized		Unrealized
		Capital in			(Loss) Gain on	Unfunded	Gain	Cumulative
	Common	Excess of	Treasury	Accumulated	Marketable	Pension	(Loss) on	Translation
	Stock	Par Value	Stock	Deficit	Securities	Liability	Derivatives	Adjustments	Total
	(In thousands)

Balance, January 1, 2007	$1,089	$814,599	$—	$(164,716)	$1,297	$(4,462)	$(551)	$(184)	$647,072
Comprehensive income:
Net income	—	—	—	92,347	—	—	—	—	92,347
Unrealized loss on marketable securities	—	—	—	—	(1,277)	—	—	—	(1,277)
Unrealized gain on derivative instruments	—	—	—	—	—	—	551	—	551
Change in unfunded pension liability, net of $665 of income tax impact	—	—	—	—	—	1,104	—	—	1,104

Comprehensive income									92,725
Compensation under stock award plans	—	10,903	—	—	—	—	—	—	10,903
Adoption of FIN 48	—	—	—	(65)	—	—	—	—	(65)
Income tax benefit related to exercise of stock options	—	8,987	—	—	—	—	—	—	8,987
Fair value of stock options related to C-COR acquisition	—	22,797	—	—	—	—	—	—	22,797
Issuance of common stock related to C-COR acquisition	251	280,759	(572)	—	—	—	—	—	280,438
Issuance of common stock and other	16	8,552	—	—	—	—	—	—	8,568

Balance, December 31, 2007	1,356	1,146,597	(572)	(72,434)	20	(3,358)	—	(184)	1,071,425

Comprehensive income (loss):
Net loss	—	—		(129,639)	—	—	—	—	(129,639)
Unrealized loss on marketable securities	—	—	—	—	(294)			—	(294)
Change in unfunded pension liability, net of $2,778 of income tax impact	—	—	—	—	—	(4,712)	—	—	(4,712)

Comprehensive loss									(134.645)
Service cost, interest cost, and expected return on plan assets for Oct 1 — Dec 31, 2008	—	—	—	(310)	—	—	—	—	(310)
Amortization of prior service cost for Oct 1 — Dec 31, 2008	—	—	—	(120)	—	—	—	—	(120)
Compensation under stock award plans	—	11,277	—	—	—	—	—	—	11,277
Issuance of common stock and other	6	1,692	572	—	—	—	—	—	2,270
Repurchase of common stock	—	—	(75,960)	—	—	—	—	—	(75,960)
Income tax benefit related to exercise of stock options	—	(469)	—	—	—	—	—	—	(469)

Balance, December 31, 2008	1,362	1,159,097	(75,960)	(202,503)	(274)	(8,070)	—	(184)	873,468

Comprehensive income (loss):
Net income	—	—		90,769	—	—	—	—	90,769
Unrealized gain on marketable securities	—	—	—	—	302			—	302
Change in unfunded pension liability, net of $1,169 of income tax impact	—	—	—	—	—	2,029	—	—	2,029

Comprehensive income									93,100
Compensation under stock award plans	—	15,921	—	—	—	—	—	—	15,921
Issuance of common stock and other	26	10,827	—	—	—	—	—	—	10,853
Impact of debt redemption, net of deferred taxes		(2,127)	—	—	—	—	—	—	(2,127)
Income tax benefit related to exercise of stock options		154	—	—	—	—	—	—	154

Balance, December 31, 2009	$1,388	$1,183,872	$(75,960)	$(111,734)	$28	$(6,041)	$—	$(184)	$991,369

See accompanying notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Basis of Presentation

ARRIS Group, Inc. (together with its consolidated subsidiaries, except as the context otherwise indicates, “ARRIS” or the “Company”), is a global communications technology company, headquartered in Suwanee, Georgia. ARRIS operates in three business segments, Broadband Communications Systems, Access, Transport & Supplies, and Media & Communications Systems. ARRIS specializes in integrated broadband network solutions that include products, systems and software for content and operations management (including video on demand, or VOD), and professional services. ARRIS is a leading developer, manufacturer and supplier of telephony, data, video, construction, rebuild and maintenance equipment for the broadband communications industry. In addition, we are a leading supplier of infrastructure products used by cable system operators to build-out and maintain hybrid fiber-coaxial (“HFC”) networks. The Company provides its customers with products and services that enable reliable, high speed, two-way broadband transmission of video, telephony, and data.

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

(c)	Cash, Cash Equivalents, and Investments

ARRIS’ cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) are primarily held in money market funds that pay either taxable or non-taxable interest. The Company holds investments consisting of debt securities classified as available-for-sale, which are stated at estimated fair value. These debt securities consist primarily of commercial paper, auction rate securities, certificates of deposits, and U.S. government agency financial instruments. Auction rate securities, paying either taxable or non-taxable interest, generally have long-term maturities beyond three months but are priced and traded as short-term or long-term instruments. These investments are on deposit with major financial institutions.

From time to time, the Company has held certain investments in the common stock or preferred stock of publicly-traded and private companies, which were classified as available-for-sale or cost-method investments. As of December 31, 2009 and 2008, the Company’s holdings in these investments were immaterial. Changes in the market value of the auction rate securities are typically recorded in other comprehensive income (loss) and gains or losses on related sales of these securities are recognized in income (loss). These securities are also subject to a periodic impairment review, which requires significant judgment. During the years ended December 31, 2009 and December 31, 2008, the Company recognized (gains) losses of approximately $(0.7) million and $0.7 million, respectively, related to sales of our available-for-sale investments. As of December 31, 2009 and 2008, ARRIS had unrealized gains (losses) related to available-for-sale securities of approximately $0 and $(0.3) million, respectively, included in accumulated other comprehensive income (loss).

The Company has a deferred compensation plan that does not qualify under Section 401(k) of the Internal Revenue Code, which was available to certain current and former officers and key executives of C-COR Incorporated (C-COR). During 2008, this plan was merged into a new non-qualified deferred compensation plan which is also available to key executives of the Company. Employee compensation deferrals and matching contributions are held in a rabbi trust, which is a funding vehicle used to protect the deferred compensation from various events (but not from bankruptcy or insolvency).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We previously offered a deferred compensation arrangement, which allowed certain employees to defer a portion of their earnings and defer the related income taxes. As of December 31, 2004, the plan was frozen and no further contributions are allowed. The deferred earnings are invested in a rabbi trust.

The Company also has a deferred retirement salary plan, which was limited to certain current or former officers of C-COR. The present value of the estimated future retirement benefit payments is being accrued over the estimated service period from the date of signed agreements with the employees. ARRIS holds an investment to cover its liability.

(d)	Inventories

Inventories are stated at the lower of average cost, approximating first-in, first-out, or market. The cost of work-in-process and finished goods is comprised of material, labor, and overhead.

(e)	Revenue recognition

ARRIS generates revenue as a result of varying activities, including the delivery of stand-alone equipment, custom design and installation services, and bundled sales arrangements inclusive of equipment, software and services. The revenue from these activities is recognized in accordance with applicable accounting guidance and their related interpretations.

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

Revenue is deferred if any of the above revenue recognition criteria is not met as well as when certain circumstances exist for any of our products or services, including, but not limited to:

•	When undelivered products or services that are essential to the functionality of the delivered product exist, revenue is deferred until such undelivered products or services are delivered as the customer would not have full use of the delivered elements.

•	When required acceptance has not occurred.

•	When trade-in rights are granted at the time of sale, that portion of the sale is deferred until the trade-in right is exercised or the right expires. In determining the deferral amount, management estimates the expected trade-in rate and future value of the product upon trade-in. These factors are periodically reviewed and updated by management, and the updates may result in either an increase or decrease in the deferral.

Equipment — The Company provides cable system operators with equipment that can be placed within various stages of a broadband cable system that allows for the delivery of cable telephony, video and high speed data as well as outside plant construction and maintenance equipment. For equipment sales, revenue recognition is generally

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

established when the products have been shipped, risk of loss has transferred, objective evidence exists that the product has been accepted, and no significant obligations remain relative to the transaction. Additionally, based on historical experience, ARRIS has established reliable estimates related to sales returns and other allowances for discounts. These estimates are recorded as a reduction to revenue at the time the revenue is initially recorded.

Software — The Company sells internally developed software as well as software developed by outside third parties that does not require significant production, modification or customization. The Company recognizes software and any associated system product revenue where software is more than an incidental component, in accordance with the applicable guidance. Our products that contain more than incidental software include: CMTS, ARRIS Spectrum Analyzer (“ASA”), D5, UCTS, Commercial Services Aggregator (“CSA”) 9000, CXM Gateway, Video On Demand (“VOD”), and Advertising Insertion.

Services — Service revenue consists of customer support and maintenance, installation, training, on-site support, network design and inside plant activities. A number of our products are sold in combination with customer support and maintenance services, which consist of software updates and product support. Software updates provide customers with rights to unspecified software updates that the Company chooses to develop and to maintenance releases and patches that the Company chooses to release during the period of the support period. Product support services include telephone support, remote diagnostics, email and web access, access to on-site technical support personnel and repair or replacement of hardware in the event of damage or failure during the term of the support period. Maintenance and support service fees are generally billed in advance of the associated maintenance contract term. Maintenance and support service fees collected are recorded as deferred revenue and recognized ratably under the straight-line method over the term of the contract, which is generally one year. The Company does not record receivables associated with maintenance revenues without a firm, non-cancelable order from the customer. Installation services and training services are also recognized in service revenues when performed. Pursuant to the accounting requirements, the Company seeks to establish appropriate vendor-specific objective evidence (“VSOE”) of the fair value for all service offerings. VSOE of fair value is determined based on the price charged when the same element is sold separately and based on the prices at which customers have renewed their customer support and maintenance. For elements that are not yet being sold separately, the price established by management, if it is probable that the price, once established, will not change before the separate introduction of the element into the marketplace is used to measure VSOE of fair value for that element.

Incentives — Customer incentive programs that include consideration, primarily rebates/credits to be used against future product purchases and certain volume discounts, have been recorded as a reduction of revenue when the shipment of the requisite equipment occurs.

Multiple Element Arrangements — Certain customer transactions may include multiple deliverables based on the bundling of equipment, software and services. When a multiple-element arrangement exists, the fee from the arrangement should be allocated to the various deliverables, to the extent appropriate, so that the proper amount can be recognized as revenue as each element is delivered. Based on the composition of the arrangement, the Company analyzes the provisions of the accounting guidance to determine the appropriate model that should be applied towards accounting for the multiple-element arrangement. If the arrangement includes a combination of elements that fall within different applicable guidance, the Company follows the provisions of the hierarchal literature to separate those elements from each other and apply the relevant guidance to each.

For multiple element arrangements that include software or have a software-related element that is more than incidental but that does not involve significant production, modification or customization, the Company applies the provisions of the relevant accounting guidance. If the arrangement includes multiple elements, the fee should be allocated to the various elements based on VSOE of fair value. If sufficient VSOE of fair value does not exist for the allocation of revenue to all the various elements in a multiple element arrangement, all revenue from the arrangement is deferred until the earlier of the point at which such sufficient VSOE is established or all elements within the arrangement are delivered. If VSOE of fair value exists for all undelivered elements, but does not exist for one or more delivered elements, the arrangement consideration should be allocated to the various elements of the arrangement using the residual method of accounting. Under the residual method, the amount of the arrangement

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consideration allocated to the delivered elements is equal to the total arrangement consideration less the aggregate fair value of the undelivered elements. Using this method, any potential discount on the arrangement is allocated entirely to the delivered elements, which ensures that the amount of revenue recognized at any point in time is not overstated. Under the residual method, if VSOE exists for the undelivered element, generally PCS, the fair value of the undelivered element is deferred and recognized ratably over the term of the PCS contract, and the remaining portion of the arrangement is recognized as revenue upon delivery, which generally occurs upon delivery of the product or implementation of the system. License revenue allocated to software products, in certain circumstances, is recognized upon delivery of the software products.

Similarly, for multiple element arrangements that include software or have a software-related element attached that is more than incidental and does involve significant production, modification or customization, revenue is recognized using the contract accounting guidelines by applying the percentage of completion or completed contract method. The Company recognizes software license and associated professional services revenue for its mobile workforce management software license product installations using the percentage-of-completion method of accounting as we believe that our estimates of costs to complete and extent of progress toward completion of such contracts are reliable. For certain software license arrangements where professional services are being provided and are deemed to be essential to the functionality or are for significant production, modification, or customization of the software product, both the software and the associated professional service revenue are recognized using the completed-contract method if the Company does not have the ability to reasonably estimate contract costs at the inception of the contracts. Under the completed-contract method, revenue is recognized when the contract is complete, and all direct costs and related revenues are deferred until that time. The entire amount of an estimated loss on a contract is accrued at the time a loss on a contract is projected. Actual profits and losses may differ from these estimates.

For all other multiple element arrangements, the deliverables are separated into more than one unit of accounts when the following criteria are met: (i) the delivered element(s) have value to the customer on a stand-alone basis, (ii) objective and reliable evidence of fair value exists for the undelivered element(s), and (iii) delivery of the undelivered element(s) is probable and substantially in the control of the Company. Revenue is then allocated to each unit of accounting based on the relative fair value of each accounting unit or by using the residual method if objective evidence of fair value does not exist for the delivered element(s). If any of the criteria are not met, revenue is deferred until the criteria are met or the last element has been delivered.

ARRIS employs the sell-in method of accounting for revenue when using a Value Added Reseller (VAR) as our channel to market. Because product returns are restricted, revenue under this method is recognized at the time of shipment to the VAR provided all criteria for recognition are met.

(f)	Shipping and Handling Fees

Shipping and handling costs for the years ended December 31, 2009, 2008, and 2007 were approximately $4.0 million, $4.6 million and $5.4 million, respectively, and are classified in net sales and cost of sales.

(g)	Depreciation of Property, Plant and Equipment

The Company provides for depreciation of property, plant and equipment on the straight-line basis over estimated useful lives of 10 to 40 years for buildings and improvements, 2 to 10 years for machinery and equipment, and the shorter of the term of the lease or useful life for leasehold improvements. Included in depreciation expense is the amortization of landlord funded tenant improvements which amounted to $0.4 million in 2009 and 2008. Depreciation expense, including amortization of capital leases, for the years ended December 31, 2009, 2008, and 2007 was approximately $20.9 million, $20.9 million and $10.9 million respectively.

(h)	Goodwill and Long-Lived Assets

Goodwill relates to the excess of cost over the fair value of net assets resulting from an acquisition. On an annual basis, the Company’s goodwill is tested for impairment, or more frequently if events or changes in

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

circumstances indicate that the asset is more likely than not impaired, in which case a test would be performed sooner. The impairment testing is a two-step process. The first step is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount. ARRIS has determined that its reporting units are the reportable segments based on the organizational structure, the financial information that is provided to and reviewed by segment management and aggregation criteria of its component businesses that are economically similar. The estimates of fair value of a reporting unit are determined based on a discounted cash flow analysis and guideline public company analysis. A discounted cash flow analysis requires the Company to make various judgmental assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on the current and long-term business plans of each reporting unit. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. If necessary, the second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in a similar manner as the determination of goodwill recognized in a business combination. As part of management’s review process of the fair values assumed for the reporting units, the Company reconciled the combined fair value of the reporting units to the market capitalization of ARRIS and concluded that the fair values used were reasonable.

The annual tests were performed in the fourth quarters of 2009, 2008, and 2007, with a test date of October 1. No impairment was indicated as a result of the review in 2007. During step one of the impairment analysis in 2008, the Company concluded that the fair values of its ATS and MCS reporting units were less than their respective carrying values. As a result, ARRIS performed step two of the goodwill impairment test to determine the implied fair value of the goodwill of the ATS and MCS reporting units. The Company concluded that the implied fair value of the goodwill was less than its carrying value and recognized a total noncash goodwill impairment loss of $128.9 million and $80.4 million related to the ATS and MCS reporting units, respectively, during the fourth quarter of 2008. This expense has been recorded in the impairment of goodwill line on the consolidated statements of operations. The fair value of the BCS reporting unit exceeded its carrying value, and therefore, no impairment charge was necessary. In 2009, the results indicated that the implied fair values of the Company’s goodwill exceeded the carrying amount, and therefore, the assets were not impaired.

As of December 31, 2009, the Company had remaining goodwill of $235.4 million, of which $37.1 million related to the ATS reporting unit, $156.3 million related to the BCS reporting unit, and $42.0 million related to the MCS reporting unit.

Other intangible assets represent purchased intangible assets, which include purchased technology, customer relationships, covenants not-to-compete, and order backlog. Amounts allocated to other identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives as follows:

Purchased technology	4 - 10 years
Customer relationships	2 - 8 years
Non-compete agreements	2 years
Trademarks	2 years
Order backlog	1/2 year

As of December 31, 2009, the financial statements included intangible assets of $204.6 million, net of accumulated amortization of $190.7 million. As of December 31, 2008, the financial statements included intangible assets of $227.3 million, net of accumulated amortization of $153.4 million. The valuation process to determine the fair market values of the existing technology by management included valuations by an outside valuation service. The values assigned were calculated using an income approach utilizing the cash flow expected to be generated by these technologies.

For reasons similar to those described above, the Company also conducted a review of its long-lived assets in 2008, including amortizable intangible assets. This review did not indicate that an impairment existed as of

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2008. No review for impairment of long-lived assets was conducted in 2009 as the Company did not believe that indicators of impairment existed.

See Note 13 of Notes to the Consolidated Financial Statements for further information on goodwill and other intangibles.

(i)	Advertising and Sales Promotion

Advertising and sales promotion costs are expensed as incurred. Advertising expense was approximately $0.6 million, $0.8 million and $0.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

(j)	Research and Development

Research and development (“R&D”) costs are expensed as incurred. ARRIS’ research and development expenditures for the years ended December 31, 2009, 2008 and 2007 were approximately $124.6 million, $112.5 million and $71.2 million, respectively. The expenditures include compensation costs, materials, other direct expenses, and allocated costs of information technology, telecommunications, and facilities.

(k)	Warranty

ARRIS provides warranties of various lengths to customers based on the specific product and the terms of individual agreements. For further discussion, see Note 7 Guarantees.

(l)	Income Taxes

ARRIS uses the liability method of accounting for income taxes, which requires recognition of temporary differences between financial statement and income tax bases of assets and liabilities, measured by enacted tax rates. In 2001, a valuation allowance was calculated and recorded to offset all of the net deferred tax assets held by the Company. The valuation allowance is required to be established and maintained when it is more-likely-than-not that all or a portion of deferred income tax assets will not be realized. At the end of the fourth quarter of 2006, ARRIS determined that it was more-likely-than-not to realize the benefits of a significant portion of its U.S. federal and state income deferred income tax assets and subsequently reversed most of the related valuation allowance. During 2007, the Company reversed additional valuation allowance related to certain U.S. federal capital losses as capital gains were generated. However, the valuation allowance was subsequently increased because of the acquisition of C-COR on December 14, 2007, since the Company concluded that it was not more-likely-than-not to realize certain benefits arising from C-COR’s U.S. state deferred income tax assets and foreign deferred income tax assets. As of December 31, 2009, the Company has $17.0 million of valuation allowances. The Company continually reviews the adequacy of its valuation allowances to reassess whether it is more-likely-than-not to realize its various deferred income tax assets. See Note 16 of Notes to the Consolidated Financial Statements for further discussion.

(m)	Foreign Currency Translation

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2009, the Company had option collars outstanding with notional amounts totaling 6.0 million euros, which mature through 2010. As of December 31, 2009, the Company had forward contracts outstanding with notional amounts totaling 9.0 million euros, which mature through 2010. The fair value of option and forward contracts as of December 31, 2009 and 2008 were loss (gain) of approximately $0.5 million and $(0.4) million. During the years ended December 31, 2009, 2008 and 2007, the Company recognized net losses of $3.0 million, $0.5 million and $1.3 million, respectively, related to option contracts. During the year ended December 31, 2007, the Company also recognized loss of $66 thousand on effective hedges that were recorded with the corresponding sales. There were no such losses recognized in 2009 and 2008.

ARRIS ceased using hedge accounting in March 2007.  The last hedge considered effective expired in January 2007. Currently, all foreign currency hedges are recorded at fair value and the gains or losses are included in other expense/ (income) on the Consolidated Statements of Operations.

(n)	Stock-Based Compensation

See Note 18 of Notes to the Consolidated Financial Statements for further discussion of the Company’s significant accounting policies related to stock based compensation.

(o)	Concentrations of Credit Risk

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

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

•	Cash, cash equivalents, and short-term investments: The carrying amounts reported in the consolidated balance sheets for cash, cash equivalents, and short-term investments approximate their fair values.

•	Accounts receivable and accounts payable: The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate their fair values. The Company establishes a reserve for doubtful accounts based upon its historical experience in collecting accounts receivable.

•	Marketable securities: The fair values for trading and available-for-sale equity securities are based on quoted market prices.

•	Non-marketable securities: Non-marketable equity securities are subject to a periodic impairment review; however, there are no open-market valuations, and the impairment analysis requires significant judgment. This analysis includes assessment of the investee’s financial condition, the business outlook for its products and technology, its projected results and cash flow, recent rounds of financing, and the likelihood of obtaining subsequent rounds of financing.

•	Long-term debt: The fair value of the Company’s convertible subordinated debt is based on its quoted market price and totaled approximately $258.1 million and $176.6 million at December 31, 2009 and 2008, respectively.

•	Foreign exchange contracts: The fair values of the Company’s foreign currency contracts are estimated based on dealer quotes, quoted market prices of comparable contracts adjusted through interpolation where necessary, maturity differences or if there are no relevant comparable contracts on pricing models or

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

formulas by using current assumptions. As of December 31, 2009, the company had option collars outstanding with notional amounts totaling 6.0 million euros, which mature through 2010. As of December 31, 2009, the Company had forward contracts outstanding with notional amounts totaling 9.0 million euros, which mature through 2010. The fair value of option contracts as of December 31, 2009 and 2008 resulted in losses (gains) of approximately $0.5 million and ($0.4) million.

(p)	Computer Software

The Company capitalizes costs associated with internally developed and/or purchased software systems for internal use that have reached the application development stage and meet recoverability tests. Capitalized costs include external direct costs of materials and services utilized in developing or obtaining internal-use software and payroll and payroll-related expenses for employees who are directly associated with and devote time to the internal-use software project. Capitalization of such costs begins when the preliminary project stage is complete and ceases no later than the point at which the project is substantially complete and ready for its intended purpose. These capitalized costs are amortized on a straight-line basis over periods of two to seven years, beginning when the asset is ready for its intended use. Capitalized costs are included in property, plant, and equipment on the consolidated balance sheets. The carrying value of the software is reviewed regularly and impairment is recognized if the value of the estimated undiscounted cash flow benefits related to the asset is less than the remaining unamortized costs.

Research and development costs are charged to expense as incurred. ARRIS generally has not capitalized any such development costs because the costs incurred between the attainment of technological feasibility for the related software product through the date when the product is available for general release to customers has been insignificant.

(q) Comprehensive Income (Loss)

The components of comprehensive income (loss) include net income (loss), unrealized gains (losses) on derivative instruments, foreign currency translation adjustments, unrealized gains (losses) on available-for-sale securities, and change in unfunded pension liability, net of tax, if applicable. Comprehensive income (loss) is presented in the consolidated statements of stockholders’ equity.

Note 3.	Impact of Recently Issued Accounting Standards

In June 2009, the FASB issued authoritative guidance regarding the consolidation of variable interest entities. This update was effective and implemented on January 1, 2010. It is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards will be effective for ARRIS in the first quarter of 2011; however, early adoption is permitted. The Company will adopt these new accounting standards in the first quarter of 2010 using the prospective method and the adoption is not expected to have a material impact on its consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Investments

ARRIS’ investments as of December 31, 2009 and 2008 consisted of the following (in thousands):

	Fair Value
	As of December 31,	As of December 31,
	2009	2008

Current Assets:
Trading securities	$4,970	$—
Available-for-sale securities	120,061	17,371

	125,031	17,371
Noncurrent Assets:
Trading securities	—	4,909
Available-for-sale securities	16,618	5,772
Cost method investments	4,000	4,000

Total classified as non-current assets	20,618	14,681

Total	$145,649	$32,052

ARRIS’ investments in debt and marketable equity securities are categorized as trading or available-for-sale. The Company currently does not hold any held-to-maturity securities. Realized and unrealized gains and losses on trading securities and realized gains and losses on available-for-sale securities are included in net income. Unrealized gains and losses on available-for-sale securities are included in our consolidated balance sheet as a component of accumulated other comprehensive income (loss). The unrealized losses in total and by individual investment as of December 31, 2009 and 2008 were not material. The amortized cost basis of the Company’s investments approximates fair value.

As of December 31, 2009 and 2008, ARRIS’ cost method investment is an investment in a private company, which is recorded at cost of $4.0 million. Each quarter ARRIS evaluates its investment for any other-than-temporary impairment, by reviewing the current revenues, bookings and long-term plan of the private company. In the third quarter of 2009, the private company raised additional financing at the same price and terms that ARRIS had invested. As of December 31, 2009, ARRIS believes there has been no other-than-temporary impairment but will continue to evaluate the investment for impairment. Due to the fact the investment is in a private company, ARRIS is exempt from estimating the fair value on an interim basis. However, ARRIS is required to estimate the fair value if there has been an identifiable event or change in circumstance that may have a significant adverse effect on the fair value of the investment.

Classification of available-for-sales securities as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity consideration based on market conditions. If management intends to hold the securities for longer than one year as of the balance sheet date, they are classified as non-current.

Note 5.	Fair Value Measurements

Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, the FASB has established a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

Level 1:  Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2:  Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Level 3:  Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

The following table presents the Company’s assets measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total

Current investments	$60,001	$60,060	$—	$120,061
Noncurrent investments	336	16,282	—	16,618
Auction rate securities	—	—	4,970	4,970
Foreign currency contracts	178	—	—	178

Total	$60,515	$76,342	$4,970	$141,827

The majority of the Company’s short and long-term investments instruments are classified within Level 1 or Level 2 of the fair value hierarchy as they are valued using quoted market prices, market prices for similar securities, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include the Company’s investment in money market funds, U.S. government notes and bills and mutual funds. Such instruments are generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on other observable inputs include the Company’s variable rate demand notes, cash surrender value of company owned life insurance, corporate obligations and certificates of deposit. Such instruments are classified within Level 2 of the fair value hierarchy. See Note 4 for further information on the Company’s investments.

The table below includes a roll forward of the Company’s auction rate securities that have been classified as a Level 3 in the fair value hierarchy (in thousands):

Level 3

Estimated fair value January 1, 2009	$4,909
2009 change in fair value	61

Estimated fair value December 31, 2009	$4,970

ARRIS had $5.0 million invested in a single issue of an auction rate security at December 31, 2009 and 2008. As of December 31, 2009, there was no active market for this auction rate security or comparable securities due to current market conditions. Therefore, until such a market becomes active, the auction rate security is classified as Level 3 within the fair value hierarchy. Due to the current market conditions and the failure of the security to reprice, beginning in the second quarter of 2008, the Company has recorded changes in the fair value of the instrument as an impairment charge in the Consolidated Statement of Operations in the loss (gain) on investments line. The security was held as of December 31, 2009 as a short-term investment, classified as a trading security, with a fair market value of $5.0 million, which includes the fair value of the put option described below. The Company may not be able to liquidate this security until a successful auction occurs, or, alternatively, beginning June 30, 2010 through July 2, 2012, when the Company has the option to sell the security to a major financial institution. This security is a single student loan issue rated AAA and is substantially guaranteed by the federal government. ARRIS will continue to evaluate the fair value of its investment in this auction rate security for any further impairment.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Derivative Instruments and Hedging Activities

ARRIS has certain international customers who are billed in their local currency. Changes in the monetary exchange rates may adversely affect the Company’s results of operations and financial condition. When appropriate, ARRIS enters into various derivative transactions to enhance its ability to manage the volatility relating to these typical business exposures. The Company does not hold or issue derivative instruments for trading or other speculative purposes. The Company’s derivative instruments are recorded on the Consolidated Balance Sheets at their fair values. The Company’s derivative instruments are not designated as hedges, and accordingly, all changes in the fair value of the instruments are recognized as a loss (gain) on foreign currency in the Consolidated Statements of Operations. The maximum time frame for ARRIS’ derivatives is currently 12 months. As of January 1, 2009, derivative instruments which are subject to master netting arrangements are not offset in the Consolidated Balance Sheets.

The fair values of ARRIS’ derivative instruments recorded in the Consolidated Balance Sheet as of December 31, 2009 were as follows (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Other current assets	$178	Other accrued liabilities	$727

Prior to January 1, 2009, the Company recorded its derivative instruments on a net basis on the Consolidated Balance Sheet. As of December 31, 2008, the fair value of the instruments was recorded as a net asset of $0.4 million, comprised of an asset of $1.1 million offset with a liability of $0.7 million.

The change in the fair values of ARRIS’ derivative instruments recorded in the Consolidated Statements of Operations during the years ended December 31, 2009, 2008, and 2007 were as follows (in thousands):

		Years Ended December 31,
	Statement of Operations Location	2009	2008	2007

Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Loss (gain) on foreign currency	$3,016	$(1,608)	$(10,946	)(1)

(1)	Includes a gain of approximately $12.3 million related to foreign exchange contracts purchased to hedge against a potential acquisition, which later was terminated.

Note 7.	Guarantees

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

Information regarding the changes in ARRIS’ aggregate product warranty liabilities for the years ending December 31, 2009 and 2008 were as follows (in thousands):

	2009	2008

January 1,	$10,184	$14,370
Accruals related to warranties (including changes in estimates)	1,532	5,445
Settlements made (in cash or in kind)	(4,037)	(8,769)
C-COR warranty reserves acquired, including purchase price adjustments	—	(862)

Balance at December 31,	$7,679	$10,184

Note 8.	Business Acquisitions

Acquisition of Digeo, Inc. and Vulcan Ventures, Inc.

On October 1, 2009, ARRIS Group, Inc. (“ARRIS”) acquired substantially all of the assets of Digeo, Inc. (“Digeo”) and intellectual property that was related to Digeo’s business but that was owned by Vulcan Ventures, Inc. (“Vulcan”), the majority stockholder of Digeo. The purchase price was approximately $20 million in cash and certain assumed liabilities of Digeo. Payment of $4 million of the aggregate purchase price is being deferred until the first anniversary of the closing of the transaction. This transaction was accounted for as a business combination. The transaction provides ARRIS with substantial technical expertise in video networking and an innovative multimedia services delivery platform. The engineering talent and intellectual property acquired as part of these transactions will be combined with ARRIS’ internal development efforts to accelerate the introduction of next-generation IP-based consumer video products and services. The goodwill and intangible assets resulting from this acquisition are recorded in the BCS segment.

Acquisition of EG Technology, Inc.

On September 1, 2009, ARRIS acquired certain assets and liabilities of EG Technology, Inc. (“EGT”) for $6.5 million. This transaction was accounted for as a business combination. ARRIS acquired EGT patents and video processing technology for digital networks which complements ARRIS’ video offerings by adding multi-functional, flexible, and scalable video processors to its portfolio of market leading voice, video and data solutions. The goodwill and intangible assets resulting from this acquisition are recorded in the BCS segment.

Acquisition of Auspice Corporation

On August 12, 2008, ARRIS acquired certain assets of Auspice Corporation (“Auspice”) for $5.0 million. This transaction was accounted for as a business combination. The Company completed this transaction to enhance its offerings for Service Assurance software and to gain market share in the industry. The goodwill and intangible assets resulting from this acquisition are in the recorded MCS segment.

Acquisition of C-COR Incorporated

On December 14, 2007, ARRIS acquired 100% of the outstanding shares of C-COR Incorporated (“C-COR”). Pursuant to the Agreement and Plan of Merger, each issued and outstanding share of C-COR common stock, other than shares held in treasury or by ARRIS, were converted into the right to receive either (i) $13.75 in cash or (ii) 1.0245 shares of ARRIS common stock and $0.688 in cash. This transaction was accounted for as a business combination. ARRIS paid approximately $366 million in cash and issued 25.1 million shares of common stock valued at $281 million in the merger. In addition, all outstanding options to acquire shares of C-COR common stock were converted into options to acquire shares of ARRIS common stock and the number of shares underlying such

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options and the exercise price thereof were adjusted accordingly. The vesting of the unvested outstanding options was accelerated as a result of the merger. The goodwill and intangible assets resulting from this acquisition are recorded in the ATS and MCS segments.

Note 9.	Segment Information

The “management approach” has been used to present the following segment information. This approach is based upon the way the management of the Company organizes segments within an enterprise for making operating decisions and assessing performance. Financial information is reported on the basis that it is used internally by the chief operating decision maker for evaluating segment performance and deciding how to allocate resources to segments.

The Broadband Communications Systems segment’s product solutions include Headend and Subscriber Premises equipment that enable cable operators to provide Voice over IP, Video over IP and high speed data services to residential and business subscribers.

The Access, Transport & Supplies segment’s product lines cover all components of a HFC network, including managed and scalable headend and hub equipment, optical nodes, radio frequency products, transport products and supplies.

The Media & Communications Systems segment provides content and operations management systems, including products for Video on Demand, Ad Insertion, Digital Advertising, Service Assurance, Service Fulfillment and Mobile Workforce Management.

The table below presents information about the Company’s reporting segments for the years ended December 31 (in thousands):

	Broadband	Access,	Media &
	Communications	Transport &	Communications
	Systems	Supplies	Systems	Total

December 31, 2009
Net sales	$852,852	$176,306	$78,648	$1,107,806
Gross margin	379,248	40,055	43,460	462,763
Amortization of intangible assets	415	22,550	14,396	37,361
December 31, 2008
Net sales	$822,816	$262,478	$59,271	$1,144,565
Gross margin	285,136	76,387	31,606	393,129
Amortization of intangible assets	—	24,772	19,423	44,195
Impairment of goodwill	—	128,884	80,413	209,297
December 31, 2007
Net sales	$859,164	$130,644	$2,386	$992,194
Gross margin	251,416	22,930	(464)	273,882
Amortization of intangible assets		1,086	1,192	2,278
Impairment of intangible assets	—	—	58	58
Write-off of in-process research and development	—	1,320	4,800	6,120

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s net intangible assets and goodwill by reportable segment as of December 31, 2009 and 2008 (in thousands):

	Broadband	Access,	Media &
	Communications	Transport &	Communications
	Systems	Supplies	Systems	Total

December 31, 2009
Goodwill	$156,335	$37,074	$41,979	$235,388
Intangible assets, net	14,170	115,833	74,569	204,572
December 31, 2008
Goodwill	$150,569	$38,366	$42,749	$231,684
Intangible assets, net	—	138,384	88,964	227,348

The Company’s two largest customers (including their affiliates, as applicable) are Comcast and Time Warner Cable. Over the past year, certain customers’ beneficial ownership may have changed as a result of mergers and acquisitions. Therefore the revenue for ARRIS’ customers for prior periods has been adjusted to include the affiliates under common control. A summary of sales to these customers for 2009, 2008, and 2007 is set forth below (in thousands):

	Years ended December 31,
	2009	2008	2007

Comcast and affiliates	$353,658	$300,934	$366,894
% of sales	31.9%	26.3%	37.0%
Time Warner Cable and affiliates	$230,211	$235,405	$106,376
% of sales	20.8%	20.6%	10.7%

ARRIS sells its products primarily in the United States. The Company’s international revenue is generated from Asia Pacific, Europe, Latin America and Canada. The Asia Pacific market primarily includes China, Hong Kong, Japan, Korea, Singapore, and Taiwan. The European market primarily includes Austria, Belgium, France, Germany, the Netherlands, Norway, Poland, Portugal, Spain, Sweden, Switzerland, Great Britain, Ireland, Turkey, Russia, Romania, Hungry and Israel. The Latin American market primarily includes Argentina, Brazil, Chile, Columbia, Mexico, Peru, Puerto Rico, Ecuador, Honduras, Costa Rica, Panama, Jamaica, and Bahamas. Sales to international customers were approximately 26.5%, 29.1% and 27.0% of total sales for the years ended December 31, 2009, 2008 and 2007, respectively. International sales for the years ended December 31, 2009, 2008 and 2007 were as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007

Asia Pacific	$56,091	$50,435	$41,997
Europe	93,078	127,103	98,575
Latin America	81,608	97,798	71,507
Canada	62,672	57,406	56,050

Total	$293,449	$332,742	$268,129

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes ARRIS’ international long-lived assets by geographic region as of December 31, 2009 and 2008 (in thousands):

	As of December 31,
	2009	2008

Asia Pacific	$991	$1,222
Europe	1,630	1,884
Latin America Latin America	249	169
Canada	3	3

Total	$2,873	$3,278

Note 10.  Restructuring Charges

During the first quarter of 2004, ARRIS consolidated two facilities in Georgia, giving the Company the ability to house many of its core technology, marketing, and corporate headquarters functions in a single building. This consolidation resulted in a restructuring charge of approximately $6.2 million in 2004 related to lease commitments and the write-off of leasehold improvements and other fixed assets. The restructuring plan was completed in the third quarter of 2009.

(In thousands)

Balance as of December 31, 2008	$545
2009 payments	(672)
2009 adjustments to accrual	127

Balance as of December 31, 2009	$—

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

(in thousands)

Balance as of December 31, 2008	$211
2009 payments	(218)
2009 adjustments to accrual	7

Balance as of December 31, 2009	$—

Additionally, ARRIS acquired remaining restructuring accruals of approximately $0.7 million representing C-COR contractual obligations that related to excess leased facilities and equipment. These payments will be paid over their remaining lease terms through 2014, unless terminated earlier. In the fourth quarter of 2009, an adjustment of $1.5 million was made related to the sublease assumption for 2010-2014 given the current real estate market conditions.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands)

Balance as of December 31, 2008	$494
2009 payments	(372)
2009 adjustments to accrual	1,768

Balance as December 31, 2009	$1,890

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

(in thousands)

Second quarter 2009 charge	$212
2009 payments	(168)
2009 adjustments to accrual	9

Balance as of December 31, 2009	$53

During the fourth quarter of 2009, the Company implemented a restructuring initiative to align its workforce and operating costs with current business opportunities within the ATS segment. The restructuring affected 33 employees.

(in thousands)

Fourth quarter 2009 charge	$1,341
2009 payments	(523)
2009 adjustments to accrual	17

Balance as of December 31, 2009	$835

Note 11.	Inventories

Inventories are stated at the lower of average cost, approximating first-in, first-out, or market. The components of inventory are as follows, net of reserves (in thousands):

	December 31,
	2009	2008

Raw material	$14,665	$19,247
Work in process	3,480	4,814
Finished goods	77,706	105,691

Total inventories	$95,851	$129,752

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Property, Plant and Equipment

Property, plant and equipment, at cost, consisted of the following (in thousands):

	December 31,
	2009	2008

Land	$2,612	$2,612
Buildings and leasehold improvements	22,304	20,048
Machinery and equipment	139,023	136,857

	163,939	159,517
Less: Accumulated depreciation	(106,744)	(100,313)

Total property, plant and equipment, net	$57,195	$59,204

Note 13.	Goodwill and Intangible Assets

Goodwill

Goodwill relates to the excess of cost over the fair value of net assets resulting from an acquisition. On an annual basis, the Company’s goodwill is tested for impairment, or more frequently if events or changes in circumstances indicate that the asset is more likely than not impaired, in which case a test would be performed sooner. For purposes of impairment testing, the Company has determined that its reporting units are the reportable segments based on our organizational structure, the financial information that is provided to and reviewed by segment management and aggregation criteria of its component businesses that are economically similar. The impairment testing is a two-step process. The first step is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount. The Company concluded that a taxable transaction approach should be used. The Company determined the fair value of each of its reporting units using a combination of an income approach using discounted cash flow analysis and a market approach comparing actual market transactions of businesses that are similar to those of the Company. In addition, market multiples of publicly traded guideline companies were also considered. The discounted cash flow analysis requires the Company to make various judgmental assumptions, including assumptions about future cash flows, growth rates and weighted average cost of capital (discount rate). The assumptions about future cash flows and growth rates are based on the current and long-term business plans of each reporting unit. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. If necessary, the second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in a similar manner as the determination of goodwill recognized in a business combination.

2007 Impairment Analysis —

The 2007 annual impairment test was performed as of October 1, 2007. The results indicated that the fair values of the Company’s goodwill exceeded the carrying amount, and therefore, the assets were not impaired.

2008 Impairment Analysis —

During the 2008 annual impairment testing, as a result of the current and continuing decline in the market value of communications equipment suppliers in general, coupled with the volatile macroeconomic conditions, ARRIS determined that the fair values of the ATS and MCS reporting units were less than their respective carrying values. As a result, the Company proceeded to step two of the goodwill impairment test to determine the implied fair value of the ATS and MCS goodwill. ARRIS concluded that the implied fair value of the goodwill was less than its carrying value and recorded an impairment charge as of October 1, 2008. During the fourth quarter of 2008, ARRIS experienced a continued decline in market conditions, especially as a result of the housing market, with respect to its ATS reporting unit. As a result, the Company determined that it was possible that the future cash flows and growth rates for the ATS reporting unit had declined since the impairment test date of October 1, 2008. Further, the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company considered whether the continued volatility in capital markets between October 1, 2008 and December 31, 2008 could result in a change in the discount rate, potentially resulting in further impairment. As a result of these factors, the Company performed an interim test as of December 31, 2008 for the ATS and MCS reporting units. The Company did not perform an interim test for the BCS reporting unit as it did not believe that an event occurred or circumstances changed that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The Company concluded that its remaining ATS and MCS goodwill was further impaired and recorded an incremental goodwill impairment charge. This expense has been recorded in the goodwill impairment line on the consolidated statements of operations. The fair value of the BCS reporting unit exceeded its carrying value, and therefore, no impairment charge was necessary. As part of management’s review process of the fair values assumed for the reporting units, the Company reconciled the combined fair value to its market capitalization and concluded that the fair values used were reasonable.

2009 Impairment Analysis —

The 2009 annual impairment test was performed as of October 1, 2009. The results indicated that the implied fair values of the Company’s goodwill exceeded the carrying amount, and therefore, the assets were not impaired.

Following is a summary of the Company’s goodwill (in thousands):

	BCS	ATS	MCS	Total

Balance as of December 31, 2007	$150,569	$179,827	$124,956	$455,352
Purchase accounting adjustments — C-COR acquisition	—	(12,577)	(5,123)	(17,700)
Acquisition of Auspice Corporation	—	—	3,329	3,329
Impairment	—	(128,884)	(80,413)	(209,297)

Balance as of December 31, 2008	150,569	38,366	42,749	231,684
Acquisition of EG Technology, Inc.	3,745	—	—	3,745
Acquisition of Digeo, Inc.	2,021	—	—	2,021
Adjustment to deferred tax assets — C-COR acquisition	—	(1,292)	(770)	(2,062)

Balance as of December 31, 2009	$156,335	$37,074	$41,979	$235,388

Intangibles

ARRIS tests its property, plant and equipment and amortizable intangible assets for recoverability when events or changes in circumstances indicate that their carrying amounts may not be recoverable. Examples of such circumstances include, but are not limited to, operating or cash flow losses from the use of such assets or changes in our intended uses of such assets. To test for recovery, the Company groups assets (an “Asset Group”) in a manner that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The carrying amount of a long-lived asset or an asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. In determining future undiscounted cash flows, the Company has made a “policy decision” to use pre-tax cash flows in our evaluation, which is consistently applied.

If the Company determines that an asset or asset group is not recoverable, then we would record an impairment charge if the carrying value of the asset or asset group exceeds its fair value. Fair value is based on estimated discounted future cash flows expected to be generated by the asset or asset group. The assumptions underlying cash flow projections would represent management’s best estimates at the time of the impairment review.

As of December 31, 2008, for reasons similar to those described above, the Company conducted a review of our long-lived assets in 2008, including amortizable intangible assets. This review did not indicate that an

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment existed. No review for impairment of long-lived assets was conducted in 2007 or 2009 as the Company did not believe that indicators of impairment existed.

Separable intangible assets that are not deemed to have an indefinite life are amortized over their useful lives. The Company’s intangible assets have an amortization period of six months to ten years. The gross carrying amount and accumulated amortization of the Company’s intangible assets, other than goodwill, as of December 31, 2009 and December 31, 2008 are as follows (in thousands):

	December 31, 2009				December 31, 2008
				Weighted				Weighted
				Average				Average
				Remaining				Remaining
	Gross	Accumulated	Net Book	Life	Gross	Accumulated	Net Book	Life
	Amount	Amortization	Value	(Years)	Amount	Amortization	Value	(Years)

Customer relationships	$328,359	$163,129	$165,230	5.9	$327,459	$135,253	$192,206	6.9
Developed technology	53,568	14,470	39,098	5.8	40,141	7,496	32,645	4.9
Trademarks & patents	317	73	244	1.7	60	12	48	1.6
Order backlog	7,940	7,940	—	—	7,940	7,940	—	—
Non-compete agreements	5,110	5,110	—	—	5,110	2,661	2,449	0.9

Total	$395,294	$190,722	$204,572		$380,710	$153,362	$227,348

Amortization expense recorded on the intangible assets listed in the above table for the years ended December 31, 2009, 2008, and 2007 was $37.4 million, $44.2 million and $2.3 million, respectively. The estimated total amortization expense for each of the next five fiscal years is as follows (in thousands):

2010	$35,957
2011	35,755
2012	35,586
2013	35,324
2014	28,923

Note 14.	Long-Term Obligations

Debt, capital lease obligations and other long-term liabilities consist of the following (in thousands):

	December 31,	December 31,
	2009	2008

2.00% convertible senior notes (net of discount of $49,802 in 2009 and $64,267 in 2008)	$211,248	$211,733
2.00% Pennsylvania Industrial Development Authority debt, net of current portion	—	137

Total long-term debt	211,248	211.870
Other long-term liabilities:
Deferred compensation	5,673	4,896
Accrued warranty	3,413	4,532
Deferred revenue	2,969	2,671
Landlord funded leasehold improvements	900	1,308
Other long-term liabilities	3,066	1,936

Total other long-term liabilities	16,021	15,343

Total long-term obligations	$227,269	$227,213

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2006, the Company issued $276.0 million of 2% convertible senior notes due 2026. The notes are convertible, at the option of the holder, based on an initial conversion rate, subject to adjustment, of 62.1504 shares per $1,000 principal amount (which represents an initial conversion price of approximately $16.09 per share of our common stock), into cash up to the principal amount and, if applicable, shares of the Company’s common stock, cash or a combination thereof. The notes may be converted during any calendar quarter in which the closing price of ARRIS’ common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect at that time (which, based on the current conversion price, would be $19.31) and upon the occurrence of certain other events. Upon conversion, the holder will receive the principal amount in cash and an additional payment, in either cash or stock at the option of the Company. The additional payment will be based on a formula which calculates the difference between the initial conversion rate ($16.09) and the market price at the date of the conversion. As of February 25, 2010, the notes could not be converted by the holders thereof. Interest is payable on May 15 and November 15 of each year. The Company may redeem the notes at any time on or after November 15, 2013, subject to certain conditions. In addition, the holders may require the Company to purchase all or a portion of their convertible notes on or after November 15, 2013.

In May 2008, the FASB issued new guidance on accounting for convertible debt instruments that may be settled in cash upon conversion. The guidance requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The resulting debt discount is accreted over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. The adoption of the guidance on January 1, 2009 affected the accounting treatment of the notes. Upon adoption, the Company recorded an adjustment to increase additional paid-in capital as of the November 6, 2006 issuance date by approximately $87.3 million. The Company is accreting the resulting debt discount to interest expense over the estimated seven year life of the convertible notes, which represents the first redemption date of November 15, 2013 when the Company may redeem the notes at its election or the note holders may require their redemption. The Company recorded a pre-tax adjustment of approximately $23.0 million to retained earnings that represents the debt discount accretion during the years ending December 31, 2006, 2007 and 2008. During the year ended December 31, 2009, the Company recognized non-cash interest expense of $11.1 million, and will recognize additional non-cash interest expense of $11.9 million, $12.9 million, $13.9 million and $11.2 million during the years ending December 31, 2010, 2011, 2012 and 2013, respectively, for accretion of the debt discount, to the extent that the convertible notes remain outstanding.

The Company paid approximately $7.8 million of finance fees related to the issuance of the notes. Of the $7.8 million, approximately $2.5 million was attributed to the equity component of the convertible debt instrument. The portion related to the debt issuance costs are being amortized over seven years. The remaining balance of unamortized financing costs from these notes as of December 31, 2009 and 2008 was $2.8 million, and $3.7 million, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present the effect on the Company’s affected financial statement line items for the two years ended December 31, 2007 and 2008 (in thousands, except per share data):

	For the year Ended			For the year Ended
	December 31, 2007			December 31, 2008
	As			As
	Originally	As	Increase	Originally	As	Increase
	Reported	Adjusted	(Decrease)	Reported	Adjusted	(Decrease)

Statement of Operations:
Interest expense	$6,614	$16,188	$9,574	$6,740	$17,123	$10,383
Income (loss) from continuing operations before income taxes	139,087	129,513	(9,574)	(116,881)	(127,264)	(10,383)
Income tax expense	40,951	37,370	(3,581)	6,258	2,375	(3,883)
Net income (loss)	98,340	92,347	(5,993)	(123,139)	(129,639)	(6,500)
Basic net income (loss) per share:
Income (loss) from continuing operations before income taxes	$1.25	$1.17	$(0.08)	$(0.94)	$(1.02)	$(0.08)
Basic net income (loss) per share	$0.89	$0.83	$(0.06)	$(0.99)	$(1.04)	$(0.05)
Diluted net income per (loss) share:
Income (loss) from continuing operations before income taxes	$1.23	$1.15	$(0.08)	$(0.94)	$(1.02)	$(0.08)
Diluted net income (loss) per share	$0.87	$0.82	$(0.05)	$(0.99)	$(1.04)	$(0.05)

	As of December 31, 2008
	As Originally	As	Increase
	Reported	Adjusted	(Decrease)

Balance Sheet:
Noncurrent deferred income tax assets	$11,514	$12,157	$643
Other assets	8,294	6,575	(1,719)
Long-term debt, net of current portion	276,137	211,870	(64,267)
Noncurrent deferred income tax liabilities	17,565	41,598	24,033
Capital in excess of par value	1,105,998	1,159,097	53,099
Accumulated deficit	(188,562)	(202,503)	(13,941)

As of December 31, 2009 and 2008, the face value of the outstanding notes was $261.0 million and $276.0 million, respectively. During the first quarter of 2009, the Company acquired $15.0 million face value of the notes for approximately $10.6 million. The Company also wrote off approximately $0.2 million of deferred finance fees associated with the portion of the notes acquired. As a result, the Company realized a gain of approximately $4.2 million on the retirement of the notes.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations for the periods indicated (in thousands except per share data):

	For the Years Ended December 31,
	2009	2008	2007

Basic:
Income (loss) from continuing operations	$90,769	$(129,639)	$92,143
Income from discontinued operations	—	—	204

Net income (loss)	$90,769	$(129,639)	$92,347

Weighted average shares outstanding	124,716	124,878	110,843

Basic earnings (loss) per share	$0.73	$(1.04)	$0.83

Diluted:
Income (loss) from continuing operations	$90,769	$(129,639)	$92,143
Income from discontinued operations	—	—	204

Net income (loss)	$90,769	$(129,639)	$92,347

Weighted average shares outstanding	124,716	124,878	110,843
Net effect of dilutive shares	3,369	—	2,184

Total	128,085	124,878	113,027

Diluted earnings (loss) per share	$0.71	$(1.04)	$0.82

In November 2006, the Company issued $276.0 million of convertible senior notes. Upon conversion, ARRIS will satisfy at least the principal amount in cash, rather than common stock. This reduced the potential earnings dilution to only include the conversion premium, which is the difference between the conversion price per share of common stock and the average share price. The average share price in 2009, 2008 and 2007 was less than the conversion price of $16.09 and, consequently, did not result in dilution.

Excluded from the dilutive securities described above are employee stock options to acquire 3.8 million, 8.8 million and 2.7 million shares as of December 31, 2009, 2008 and 2007, respectively. These exclusions are made if the exercise prices of these options are greater than the average market price of the common stock for the period, or if we have net losses, both of which have an anti-dilutive effect.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16.	Income Taxes

Income tax expense (benefit) consisted of the following (in thousands):

	Years Ended December 31,
	2009	2008	2007

Current — Federal	$26,586	$13,492	$31,044
State	3,867	5,903	5,269
Foreign	344	(258)	233

	30,797	19,137	36,546

Deferred — Federal	11,856	(12,007)	4,744
State	4,450	(798)	463
Foreign	(3,254)	(74)	(802)

	13,052	(12,879)	4,405

	$43,849	$6,258	$40,951

A reconciliation of the statutory federal income tax rate of 35% and the effective income tax rates is as follows:

	Years Ended December 31,
	2009	2008	2007

Statutory federal income tax expense (benefit)	35.0%	(35.0)%	35.0%
Effects of:
State income taxes, net of federal benefit	5.2%	4.4%	2.8%
Differences between U.S. and foreign income tax rates	0.5%	(1.0)%	(0.7)%
Impairment of goodwill	—	43.3%	—
Domestic manufacturing deduction	(2.0)%	(1.7)%	—
Decrease in valuation allowance	(3.6)%	(0.1)%	(3.8)%
Federal tax exempt interest	(0.1)%	(0.3)%	(2.1)%
Acquired in-process research and development	—	—	1.6%
Research and development tax credits	(3.5)%	(4.0)%	(4.3)%
Other, net	1.1%	(0.2)%	1.0%

	32.6%	5.4%	29.5%

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of ARRIS’ net deferred income tax assets (liabilities) were as follows (in thousands):

	December 31,
	2009	2008

Current deferred income tax assets:
Inventory costs	$11,124	$10,504
Federal research and development credits	679	3,000
Federal/state net operating loss carryforwards	7,457	11,703
Foreign net operating loss carryforwards	100	69
Warranty reserve	804	2,840
Deferred revenue	12,945	11,844
Other, principally operating expenses	6,926	5,995

Total current deferred income tax assets	40,035	45,955

Noncurrent deferred income tax assets:
Federal/state net operating loss carryforwards	8,870	15,464
Federal capital loss carryforwards	124	163
Foreign net operating loss carryforwards	10,015	13,242
Federal alternative minimum tax (“AMT”) credit	2,224	2,224
Federal research and development credits	7,719	16,649
Pension and deferred compensation	7,272	8,372
Equity compensation	8,943	6,728
Warranty reserve	852	—
Other, principally operating expenses	5,314	2,932

Total noncurrent deferred income tax assets	51,333	65,774

Total deferred income tax assets	91,368	111,729

Current deferred income tax liabilities:
Other, principally operating expenses	(954)	(1,059)

Total current deferred income tax liabilities	(954)	(1,059)

Non-current deferred income tax liabilities:
Property, plant and equipment, depreciation and basis differences	(1,623)	(833)
Other noncurrent liabilities	(1,730)	(512)
Convertible debt	(18,704)	(24,036)
Goodwill and Intangibles	(45,828)	(56,103)

Total noncurrent deferred income tax liabilities	(67,885)	(81,484)

Total deferred income tax liabilities	(68,839)	(82,543)

Net deferred income tax assets	22,529	29,186
Valuation allowance	(16,979)	(15,718)

Net deferred income tax assets	$5,550	$13,468

The valuation allowance for deferred income tax assets of $17.0 million and $15.7 million at December 31, 2009 and 2008, respectively, relates to the uncertainty surrounding the realization of certain deferred income tax

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets in various jurisdictions. A valuation allowance should be established and maintained when it is more-likely-than-not that all or a portion of deferred income tax assets will not be realized. The $1.3 million increase in valuation allowance in 2009 was predominantly due to increases in state deferred tax assets within legal entities experiencing cumulative losses, offset by releases of valuation allowances in Europe due to settlements of income tax audits. The Company continually reviews the adequacy of its valuation allowances by reassessing whether it is more-likely-than-not to realize its various deferred income tax assets.

As of December 31, 2009 and December 31, 2008, ARRIS had $25.8 million and $57.8 million, respectively, of U.S. Federal net operating losses available to offset against future ARRIS taxable income. The U.S. Federal net operating losses may be carried forward for twenty years. The available acquired U.S. Federal net operating losses as of December 31, 2009, will expire between the years 2013 and 2023. As of December 31, 2009, ARRIS also had $181.4 million of U.S. state net operating loss carryforwards in various states. The amounts available for utilization vary by state due to the apportionment of the Company’s taxable income and state law governing the expiration of these net operating losses. U.S. state net operating loss carryforwards of approximately $27.8 million relate to the exercise of employee stock options and restricted stock (“equity compensation”). Any future cash benefit resulting from the utilization of these U.S. state net operating losses attributable to this portion of equity compensation will be credited directly to paid in capital during the year in which the cash benefit is realized. Additionally, ARRIS has foreign net operating loss carryforwards available, as of December 31, 2009, of approximately $47.3 million with varying expiration dates. Approximately $23.5 million of the available foreign net operating loss carryforwards were acquired from C-COR, and approximately $21.8 million of the total foreign net operating loss carryforwards relate to ARRIS’ Irish subsidiary and have an indefinite life.

ARRIS’ ability to use U.S. Federal and state net operating loss carryforwards to reduce future taxable income, or to use research and development tax credit carryforwards to reduce future income tax liabilities, is subject to restrictions attributable to equity transactions that resulted in a change of ownership during prior tax years, as defined in Internal Revenue Code Sections 382 and 383. All of the tax attributes (net operating losses carried forward and tax credits carried forward) acquired from the C-COR Incorporated transaction are subject to restrictions arising from equity transactions, including transactions that created ownership changes within C-COR prior to its acquisition by ARRIS. With the exception of $0.6 million of its U.S federal net operating loss carryforwards and $158.6 million of its U.S. state net operating loss carryforwards, ARRIS does not expect that the limitations placed on its net operating losses and research and development tax credits as a result of applying these and other rules will result in the expiration of its net operating loss and research and development tax credit carryforwards. However, future equity transactions could further limit the utilization of these tax attributes.

During the past several years, ARRIS has identified and reported U.S. federal research and development tax credits in the amount of $45.5 million, and domestic state research and development tax credits in the amount of $5.1 million. During the tax years ending December 31, 2009, and 2008, we utilized $19.3 million and $12.1 million, respectively, to offset against U.S. federal and state income tax liabilities. As of December 31, 2009, ARRIS has $6.2 million of available domestic federal research and development tax credits and $2.7 million of available domestic state research and development tax credits carried forward from 2008. The remaining unutilized domestic federal research and development tax credits can be carried back one year and carried forward twenty years. The domestic state research and development tax credits carry forward and will expire pursuant to the various applicable domestic state rules.

ARRIS intends to indefinitely reinvest the undistributed earnings of its foreign subsidiaries. Accordingly, no deferred income taxes have been recorded for the difference between its financial and tax basis investment in its foreign subsidiaries. If these earnings were distributed to the U.S. in the form of dividends, or otherwise, ARRIS would have additional U.S. taxable income and, depending on the company’s tax posture in the year of repatriation, may have to pay additional U.S. income taxes. Withholding taxes may also apply to the repatriated earnings. Determination of the amount of unrecognized income tax liability related to these permanently reinvested and undistributed foreign subsidiary earnings is currently not practicable. However, we expect that the income tax liability from a repatriation of these earnings would not be material since almost all of ARRIS’ undistributed earnings are held by legal entities that file income tax returns in the United States.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular Reconciliation of Unrecognized Tax Benefits (in thousands):

	December 31,
	2009	2008

Beginning balance	$16,620	$9,873
Gross increases — tax positions in prior period	24	8
Gross decreases — tax positions in prior period	(2,235)	—
Gross increases — current-period tax positions	2,867	5,206
Increases from acquired businesses	—	1,888
Decreases relating to settlements with taxing authorities	—	(355)

Ending balance	$17,276	$16,620

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2001. The Company and its subsidiaries are currently under income tax audit in only three jurisdictions (the state of Florida, the state of California, and the state of Illinois) and they have not received notices of any planned or proposed income tax audits. During 2009, the Company reached a settlement agreement with the Netherlands for tax years through 2009. The Company also concluded its tax audit with French taxing authorities with no change to the tax returns as originally filed. The Company has no outstanding unpaid income tax assessments for prior income tax audits.

At the end of 2009, the Company’s total tax liability related to uncertain net tax positions totaled approximately $16.9 million, all of which would cause the effective income tax rate to change upon the recognition ARRIS does not currently anticipate that the total amount of unrecognized tax benefits will materially increase or decrease within the next twelve months. The Company reported approximately $0.8 million and $0.4 million, respectively, of interest and penalty accrual related to the anticipated payment of these potential tax liabilities as of December 31, 2009 and 2008. The Company classifies interest and penalties recognized on the liability for uncertain tax positions as income tax expense. During 2009 and 2008, the Company reported $0.4 million and $0.2 million, respectively, of income tax expense arising from accruals of interest and penalties associated with uncertain tax provisions.

Note 17.	Commitments

ARRIS leases office, distribution, and warehouse facilities as well as equipment under long-term leases expiring at various dates through 2023. Included in these operating leases are certain amounts related to restructuring activities; these lease payments and related sublease income are included in restructuring accruals on the consolidated balance sheets. Future minimum operating lease payments under non-cancelable leases at December 31, 2009 were as follows (in thousands):

Operating Leases

2010	$8,154
2011	5,860
2012	3,658
2013	2,445
2014	1,096
Thereafter	1,955
Less sublease income	(167)

Total minimum lease payments	$23,001

Total rental expense for all operating leases amounted to approximately $9.1 million, $9.0 million and $5.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2009, the Company had approximately $4.5 million of restricted cash. Of the total restricted cash, $2.5 million related to outstanding letters of credit that were cash collateralized and $2.0 million is security for hedge transactions. Additionally, the Company had contractual obligations of approximately $103.1 million under agreements with non-cancelable terms to purchase goods or services over the next year. All contractual obligations outstanding at the end of prior years were satisfied within a 12 month period, and the obligations outstanding as of December 31, 2009 are expected to be satisfied in 2010.

Note 18.	Stock-Based Compensation

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

In 2008, the Board of Directors approved the 2008 SIP to facilitate the retention and continued motivation of key employees, consultants and directors, and to align more closely their interests with those of the Company and its stockholders. Awards under the 2008 SIP may be in the form of stock options, stock grants, stock units, restricted stock, stock appreciation rights, performance shares and units, and dividend equivalent rights. A total of 12,300,000 shares of the Company’s common stock may be issued pursuant to this plan. The Plan has been designed to allow for flexibility in the form of awards; however, awards denominated in shares of common stock other than stock options and stock appreciation rights will be counted against the Plan limit as 1.58 shares for every one share covered by such an award. The vesting requirements for issuance under this plan may vary; however, awards generally are required to have a minimum three-year vesting period or term.

In 2007, the Board of Directors approved the 2007 SIP to facilitate the retention and continued motivation of key employees, consultants and directors, and to align more closely their interests with those of the Company and its stockholders. Awards under the 2007 SIP may be in the form of incentive stock options, non-qualified stock options, stock grants, stock units, restricted stock, stock appreciation rights, performance shares and units, and dividend equivalent rights. A total of 5,000,000 shares of the Company’s common stock may be issued pursuant to this plan. The vesting requirements for issuance under this plan may vary.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of activity of ARRIS’ options granted under its stock incentive plans is presented below:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual Term	Value
	Options	Exercise Price	(in years)	(in thousands)

Beginning balance, January 1, 2009	10,245,338	$10.21
Grants	10,000	5.95
Exercised	(1,704,211)	6.47
Forfeited	(17,757)	13.07
Expired	(618,861)	22.67

Ending balance, December 31, 2009	7,914,509	10.03	2.84	$27,705

Exercisable at December 31, 2009	7,086,744	9.68	3.14	$19,151

The weighted average assumptions used in this model to value ARRIS’ stock options during 2009, 2008 and 2007 were as follows: risk-free interest rates of 1.5%, 2.5% and 4.4%, respectively; a dividend yield of 0%; volatility factor of the expected market price of ARRIS’ common stock of 0.53, 0.51 and 0.52, respectively; and a weighted average expected life of 4.0 years, 4.0 years and 4.4 years, respectively. The weighted average grant-date fair value of options granted during 2009, 2008, and 2007 were $5.95, $9.11and $6.28, respectively. The total intrinsic value of options exercised during 2009, 2008, and 2007 was approximately $8.6 million, $0.6 million, $12.3 million, respectively.

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

The following table summarizes ARRIS’ unvested restricted stock (excluding performance-related) and stock unit transactions during the year ending December 31, 2009:

		Weighted Average
		Grant Date
	Shares	Fair Value

Unvested at January 1, 2009	2,550,491	$6.66
Granted	2,854,247	7.66
Vested	(731,507)	7.32
Forfeited	(85,419)	7.02

Unvested at December 31, 2009	4,587,812	7.17

Restricted Shares — Subject to Performance Targets

ARRIS grants to certain employees restricted shares, in which the number of shares is dependent upon performance targets. The number of shares which could potentially be issued ranges from zero to 150% of the target award. Compensation expense is recognized using the graded method and is based upon the fair market value of the shares estimated to be earned. The fair value of the restricted shares is estimated on the date of grant using the same valuation model as that used for stock options and other restricted shares.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes ARRIS’ unvested performance-related restricted stock transactions during the year ending December 31, 2009:

		Weighted Average
		Grant Date
	Shares	Fair Value

Unvested at January 1, 2009	438,204	$9.63
Granted	—	—
Vested	(143,985)	10.48
Forfeited	—	—

Unvested at December 31, 2009	294,219	9.21

Restricted Shares — Subject to Comparative Market Performance

ARRIS grants to certain employees restricted shares, in which the number of shares is dependent upon the Company’s total shareholder return as compared to the shareholder return of the NASDAQ composite over a three year period. The number of shares which could potentially be issued ranges from zero to 200% of the target award. Compensation expense is recognized on a straight-line basis over three year measurement period and is based upon the fair market value of the shares estimated to be earned. The fair value of the restricted shares is estimated on the date of grant using a lattice model.

The following table summarizes ARRIS’ unvested market-related restricted stock transactions during the year ending December 31, 2009:

		Weighted Average
		Grant Date
	Shares	Fair Value

Unvested at January 1, 2009	—	$—
Granted(1)	190,429	$7.69
Vested	—	$—
Forfeited	—	$—

Unvested at December 31, 2009	190,429	$7.69

(1)	The final payout of these restricted shares will not be determined until December 31, 2011. Based on our current expectation, we are estimating a payout of 135% of the target award.

The total intrinsic value of restricted shares, including both non-performance and performance-related shares, vested and issued during 2009, 2008 and 2007 was $6.4 million, $2.9 million and $9.3, respectively.

Employee Stock Purchase Plan (“ESPP”)

ARRIS offers an ESPP to certain employees. The plan complies with Section 423 of the U.S. Internal Revenue Code, which provides that employees will not be immediately taxed on the difference between the market price of the stock and a discounted purchase price if it meets certain requirements. Participants can request that up to 10% of their base compensation be applied toward the purchase of ARRIS common stock under ARRIS’ ESPP. Purchases by any one participant are limited to $25,000 (based upon the fair market value) in any one year. The exercise price is the lower of 85% of the fair market value of the ARRIS common stock on either the first day of the purchase period or the last day of the purchase period. A plan provision which allows for the more favorable of two exercise prices is commonly referred to as a “look-back” feature. Any discount offered in excess of five percent generally will be considered compensatory and appropriately is recognized as compensation expense. Additionally, any ESPP offering a look-back feature is considered compensatory. ARRIS uses the Black-Scholes option valuation model to value shares issued under the ESPP. The valuation is comprised of two components; the 15% discount of a share of common stock and 85% of a six month option held (related to the look-back feature). The weighted average

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assumptions used to estimate the fair value of purchase rights granted under the ESPP for 2009, 2008, and 2007 were as follows: risk-free interest rates of 0.2%, 2.1%, and 4.4%, respectively; a dividend yield of 0%; volatility factor of the expected market price of ARRIS’ common stock of 0.41, 0.67 and 0.41, respectively; and a weighted average expected life of 0.5 year for each. The Company recorded stock compensation expense related to the ESPP of approximately $0.8 million, $0.6 million and $0.4 million for the years ended December 31, 2009, 2008, and 2007, respectively.

Unrecognized Compensation Cost

As of December 31, 2009, there was approximately $29.0 million of total unrecognized compensation cost related to unvested share-based awards granted under the Company’s incentive plans. This compensation cost is expected to be recognized over a weighted-average period of 2.7 years.

Treasury Stock

During the first quarter of 2008, we acquired approximately 13 million shares at a cost of $76 million. The repurchased shares are held as treasury stock on the Consolidated Balance Sheet as of December 31, 2008.

Note 19.	Employee Benefit Plans

The Company sponsors a qualified and a non-qualified non-contributory defined benefit pension plan that cover certain U.S. employees. As of January 1, 2000, the Company froze the qualified defined pension plan benefits for its participants. These participants elected to enroll in ARRIS’ enhanced 401(k) plan. Due to the cessation of plan accruals for such a large group of participants, a curtailment was considered to have occurred.

The U.S. pension plan benefit formulas generally provide for payments to retired employees based upon their length of service and compensation as defined in the plans. ARRIS’ investment policy is to fund the qualified plan as required by the Employee Retirement Income Security Act of 1974 (“ERISA”) and to the extent that such contributions are tax deductible.

The investment strategies of the plans place a high priority on benefit security. The plans invest conservatively so as not to expose assets to depreciation in adverse markets. The plans’ strategy also places a high priority on earning a rate of return greater than the annual inflation rate along with maintaining average market results. The plan has targeted asset diversification across different asset classes and markets to take advantage of economic environments and to also act as a risk minimizer by dampening the portfolio’s volatility. The following table summarizes the weighted average pension asset allocations as December 31, 2009 and 2008, and the expected rate of return by asset category:

	Weighted Average Allocation
	Target	Actual
	2009	2009	2008

Equity securities	60%	56%	49%
Debt securities	30%	39%	42%
Cash and cash equivalents	10%	5%	9%

	100%	100%	100%

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s pension plan assets by category and by level (as described in Note 5 of the Notes to the Consolidated Financial Statements) as of December 31, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total

Cash and cash equivalents(1)	$923	$—	$—	$923
Equity securities:(2)
U.S. large cap	—	5,249	—	5,249
U.S. mid cap	—	2,745	—	2,745
U.S. small cap	—	2,160	—	2,160
International	—	1,423	—	1,423
Fixed income securities:
U.S. government bonds(3)	—	8,172	—	8,172

Total	$923	$19,749	$—	$20,672

(1)	Cash and cash equivalents, which are used to pay benefits and administrative expenses, are held in a money market fund.

(2)	Equity securities consist of common and preferred stock, mutual funds, and common trust funds. Investments in common and preferred stocks are valued using quoted market prices multiplied by the number of shares owned. Investments in mutual funds and common trust funds are valued at the net asset value per share multiplied by the number of shares held.

(3)	Fixed income securities consist of U.S. government securities in mutual funds, and are valued at the net asset value per share multiplied by the number of shares held.

The Company has established a rabbi trust and to fund the pension obligations of the Chief Executive Officer under his Supplemental Retirement Plan including the benefit under the Company’s non-qualified defined benefit plan. In addition, the Company has established a rabbi trust for certain executive officers to fund the Company’s pension liability to those officers under the non-qualified plan.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary data for the non-contributory defined benefit pension plans is as follows:

	Years Ended December 31,
	2009	2008
	(in thousands)

Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$34,337	$29,687
Service cost	981	1,027
Interest cost	2,119	2,316
Actuarial loss	570	2,199
Benefit payments	(752)	(892)

Projected benefit obligation at end of year	$37,255	$34,337

Change in Plan Assets:
Fair value of plan assets at beginning of year	$15,351	$19,188
Actual return on plan assets	3,955	(4,096)
Company contributions	2,118	1,151
Expenses and benefits paid from plan assets	(752)	(892)

Fair value of plan assets at end of year(1)	$20,672	$15,351

Funded Status:
Funded status of plan	$(16,583)	$(18,986)
Unrecognized actuarial loss	6,725	9,461
Unamortized prior service cost	261	722

Net amount recognized	$(9,597)	$(8,803)

(1)	In addition to the pension plan assets, ARRIS has established two rabbi trusts to further fund the pension obligations of the Chief Executive Officer and certain other executives. The balance of these assets as of December 31, 2009 was approximately $9.7 million and are included in Investments on the Consolidated Balance Sheets.

Amounts recognized in the statement of financial position consist of:

	Years Ended December 31,
	2009	2008
	(in thousands)

Current liabilities	$(175)	$(166)
Noncurrent liabilities	(16,407)	(18,820)
Accumulated other comprehensive income(1)	6,985	10,183

Total	$(9,597)	$(8,803)

(1)	The total unfunded pension liability on the Consolidated Balance Sheets as of December 31, 2009 and 2008 included a related income tax effect of $(0.9) million and $(2.1) million, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) are as follows:

	Years Ended December 31,
	2009	2008
	(in thousands)

Net (gain) loss	$(2,259)	$8,088
Amortization of net loss	(477)	—
Amortization of prior service cost	(462)	(598)

Total recognized in other comprehensive income (loss)	$(3,198)	$7,490

The following table summarizes the amounts in other comprehensive income (loss) expected to be amortized and recognized as a component of net periodic benefit cost in 2010 (in thousands):

Amortization of net loss	$280
Amortization of prior service cost	260

Information for defined benefit plans with accumulated benefit obligations in excess of plan assets is as follows:

	December 31,
	2009	2008
	(in thousands)

Accumulated benefit obligation	$36,489	$33,125
Projected benefit obligation	$37,255	$34,337
Plan assets	$20,672	$15,351

Net periodic pension cost for 2009, 2008 and 2007 for pension and supplemental benefit plans includes the following components (in thousands):

	2009	2008	2007

Service cost	$981	$1,027	$558
Interest cost	2,119	2,316	1,648
Return on assets (expected)	(1,126)	(1,792)	(1,277)
Amortization of net actuarial loss	477	—	102
Amortization of prior service cost(1)	462	597	477

Net periodic pension cost(2)	$2,913	$2,148	$1,508

(1)	Prior service cost is amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits under the plan.

(2)	For 2008, this represents 15 months of expense as a result of changing the measurement date from September 30 to December 31. Of the total net periodic pension cost of $2,148 thousand, approximately $1,718 thousand was included in pension expense in the Consolidated Statements of Operations and $430 thousand was reflected as an adjustment to retained earnings in the Consolidated Balance Sheet.

The weighted-average actuarial assumptions used to determine the benefit obligations for the three years presented are set forth below:

	2009	2008	2007

Assumed discount rate for non-qualified plan participants	5.75%	6.25%	6.25%
Assumed discount rate for qualified plan participants	5.75%	6.25%	6.25%
Rate of compensation increase	3.75%	3.75%	3.75%

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average actuarial assumptions used to determine the net periodic benefit costs are set forth below:

	2009	2008	2007

Assumed discount rate for non-qualified plan participants	6.25%	6.25%	5.75%
Assumed discount rate for qualified plan participants	6.25%	6.25%	5.75%
Rate of compensation increase	3.75%	3.75%	3.75%
Expected long-term rate of return on plan assets	7.50%	7.50%	8.00%

The expected long-term rate of return on assets is derived using the building block approach which includes assumptions for the long term inflation rate, real return, and equity risk premiums.

No minimum funding contributions are required in 2010 for the plan; however, the Company may make a voluntary contribution.

As of December 31, 2009, the expected benefit payments related to the Company’s defined benefit pension plans during the next ten years are as follows (in thousands):

2010	$977
2011	972
2012	1,096
2013	13,555
2014	1,399
2015 – 2019	7,896

Other Benefit Plans

ARRIS has established defined contribution plans pursuant to the Internal Revenue Code Section 401(k) that cover all eligible U.S. employees. ARRIS contributes to these plans based upon the dollar amount of each participant’s contribution. ARRIS made matching contributions to these plans of approximately $4.4 million, $4.1 million and $2.1 million in 2009, 2008, and 2007, respectively.

The Company has a deferred compensation plan that does not qualify under Section 401(k) of the Internal Revenue Code, which was available to certain current and former officers and key executives of C-COR. During 2008, this plan was merged into a new non-qualified deferred compensation plan which is also available to key executives of the Company. Employee compensation deferrals and matching contributions are held in a rabbi trust. The total of net employee deferrals and matching contributions, which is reflected in other long-term liabilities, was $1.4 million and $0.8 million at December 31, 2009 and 2008, respectively. Total expenses included in continuing operations for the matching contributions were approximately $74 thousand in 2009. The match is contributed on a one year lag, and therefore, no expenses were recorded in 2008 as this was the year the plan was established.

The Company previously offered a deferred compensation arrangement, which allowed certain employees to defer a portion of their earnings and defer the related income taxes. As of December 31, 2004, the plan was frozen and no further contributions are allowed. The deferred earnings are invested in a rabbi trust. The total of net employee deferral and matching contributions, which is reflected in other long-term liabilities, was $2.4 million and $1.9 million at December 31, 2009 and 2008, respectively.

The Company also has a deferred retirement salary plan, which was limited to certain current or former officers of C-COR. The present value of the estimated future retirement benefit payments is being accrued over the estimated service period from the date of signed agreements with the employees. The accrued balance of this plan, the majority of which is included in other long-term liabilities, was $2.0 million and $2.3 million at December 31, 2009 and 2008, respectively. Total expenses included in continuing operations for the deferred retirement salary plan were approximately $204 thousand and $284 thousand for 2009 and 2008, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20.	Summary Quarterly Consolidated Financial Information (unaudited)

The following table summarizes ARRIS’ quarterly consolidated financial information (in thousands, except per share data):

	Quarters in 2009 Ended
	March 31,	June 30,	September 30,	December 31,

Net sales	$253,518	$278,521	$275,772	$299,995
Gross margin(1)	95,510	117,280	115,473	134,500
Operating income(2)	22,389	38,154	38,899	49,305
Income from continuing operations	12,882	22,909	21,699	33,279
Net income(3)(4)	$12,882	$22,909	$21,699	$33,279

Net income per basic share:
Income from continuing operations	$0.10	$0.18	$0.17	$0.26
Net income	$0.10	$0.18	$0.17	$0.26
Net income per diluted share:
Income from continuing operations	$0.10	$0.18	$0.17	$0.26
Net income	$0.10	$0.18	$0.17	$0.26

	Quarters in 2008 Ended
	March 31,	June 30,	September 30,	December 31,

Net sales	$273,506	$281,110	$297,551	$292,398
Gross margin(1)	85,248	92,884	106,134	108,863
Operating income (loss)(2)	6,485	15,547	36,301	(176,446)
Income (loss) from continuing operations	3,829	7,829	22,434	(163,731)
Net income (loss)(3)(4)	$3,829	$7,829	$22,434	$(163,731)

Net income (loss) per basic share:
Income (loss) from continuing operations	$0.03	$0.06	$0.18	$(1.33)
Net income (loss)	$0.03	$0.06	$0.18	$(1.33)
Net income (loss) per diluted share:
Income (loss) from continuing operations	$0.03	$0.06	$0.18	$(1.33)
Net income (loss)	$0.03	$0.06	$0.18	$(1.33)

(1)	During each quarter in 2009 and 2008, the Company recognized stock compensation expense of approximately $0.3 million and $0.2 million respectively in cost of goods sold which impacted gross margins.

(2)	In addition to (1) above, the following items impacted operating income (loss):

—	During the first, second, third and fourth quarters of 2009, the Company recognized stock compensation expense (included in operating expenses) of approximately $3.1 million, $3.7 million, $3.9 million and $3.8 million, respectively. During the first, second, third and fourth quarters of 2008, the Company recognized stock compensation expense (included in operating expenses) of approximately $2.4 million, $2.6 million, $2.6 million and $2.7 million, respectively.

—	During the first, second, third and fourth quarters of 2009, the Company recorded restructuring reserve adjustments of $0.1 million, $0.6 million, $0.1 million, and $2.9 million, respectively. During the first, second, third and fourth quarters of 2008, the Company recorded restructuring reserve adjustments of $0.4 million, $0.2 million, $0.2 million, and $0.4 million, respectively. The adjustments predominantly related to changes in estimates related to real estate leases.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

—	During the first quarter of 2008, the Company recorded expenses of approximately $0.4 million related to the integration of C-COR into ARRIS following the December 2007 acquisition.

—	During the first, second, third and fourth quarters of 2009, the Company recognized amortization of intangible assets of approximately $9.3 million, $9.3 million, $9.3 million and $9.5 million, respectively. During the first, second, third and fourth quarters of 2008, the Company recognized amortization of intangible assets of approximately $13.3 million, $12.5 million, $9.1 million and $9.3 million, respectively.

—	During the fourth quarter 2008, ARRIS recorded goodwill impairment charges of $209.3 million with respect to the goodwill testing.

(3)	During each quarter in 2009 and 2008, the Company recognized non cash interest expense of approximately $2.8 million and $2.7 million respectively in other income / expense.

During the first quarter of 2009, the Company recorded a gain of $4.2 million related to the repurchase of a portion of the convertible debt.

(4)	During the first and third quarter of 2009, the Company recorded an income tax expense of $1.3 million for state valuation allowances, research & development tax credits and provision to return differences resulting from filing of the 2008 tax return.

During the fourth quarter of 2009, the Company recorded a tax benefit of $4.6 million for changes to foreign valuation allowances relating to historic net operating losses in the various jurisdictions.

During the third quarter of 2008, the Company recorded an income tax benefit of $1.5 million related to certain provision to return adjustments.

During the fourth quarter of 2008, ARRIS recorded an income tax adjustment of approximately $24.7 million related to the deferred tax impacts associated with the goodwill impairment.

Note 21.	Subsequent Events

The Company has evaluated whether any subsequent events have occurred through the time of filing of these financial statements with the SEC that would require disclosure in these financial statements and concluded that there were none.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Information relating to directors and officers of ARRIS, the Audit Committee of the board of directors and stockholder nominations for directors is set forth under the captions entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Committees of the Board of Directors and Meeting Attendance” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders to be held in 2010 and is incorporated herein by reference. Certain information concerning the executive officers of the Company is set forth in Part I of this document under the caption entitled “Executive Officers of the Company”.

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
		(In thousands)

YEAR ENDED DECEMBER 31, 2009
Reserves and allowance deducted from
asset accounts:
Allowance for doubtful accounts	$3,988	$(1,836)	$(16)	$2,168
Reserve for obsolete and excess inventory(3)	$18,811	$11,413	$8,073	$22,151
Income tax valuation allowance(4)	$15,718	$7,178	$5,917	$16,979
YEAR ENDED DECEMBER 31, 2008
Reserves and allowance deducted from
asset accounts:
Allowance for doubtful accounts	$2,826	$1,151	$(11)	$3,988
Reserve for obsolete and excess inventory(3)	$12,848	$12,815	$6,852	$18,811
Income tax valuation allowance(4)	$23,494	$—	$7,776	$15,718
YEAR ENDED DECEMBER 31, 2007
Reserves and allowance deducted from
asset accounts:
Allowance for doubtful accounts	$3,576	$279	$1,029	$2,826
Reserve for obsolete and excess inventory(3)	$13,245	$3,397	$3,794	$12,848
Income tax valuation allowance(4)	$9,393	$19,294	$5,193	$23,494

(1)	In the year ended December 31, 2009, the charge to expense for the allowance for doubtful accounts primarily represents an adjustment for a change in estimate related to uncollectible accounts. In the year ended December 31, 2007, the charge to expense for income tax valuation allowances primarily represents an adjustment to goodwill for the acquired allowances from C-COR.

(2)	Represents: a) Uncollectible accounts written off, net of recoveries and write-offs, b) Net change in the sales return and allowance account, and c) Disposal of obsolete and excess inventory, and d) Release and correction of valuation allowances.

(3)	The reserve for obsolescence and excess inventory is included in inventories.

(4)	The income tax valuation allowance is included in current and noncurrent deferred income tax assets.

(a)	(3) Exhibit List

Each management contract or compensation plan required to be filed as an exhibit is identified by an asterisk (*).

The filings referenced for
incorporation by reference are
ARRIS (formerly known as
Exhibit			Broadband Parent, Inc.) filings
Number		Description of Exhibit	unless otherwise noted

3.1		Amended and Restated Certificate of Incorporation	Registration Statement #333-61524, Exhibit 3.1
3.2		Certificate of Amendment to Amended and Restated Certificate of Incorporation	August 3, 2001 Form 8-A, Exhibit 3.2
3.3		By-laws	April 15, 2009 Form 8-K, Exhibit 3.1
4.1		Form of Certificate for Common Stock	Registration Statement #333-61524, Exhibit 4.1
4.2		Rights Agreement dated October 3, 2002	October 3, 2002 Form 8-K, Exhibit 4.1
4.3		Indenture dated November 13, 2006	November 16, 2006 Form 8-K, Exhibit 4.5
10	.1(a)*	Amended and Restated Employment Agreement with Robert J. Stanzione, dated August 6, 2001	September 30, 2001 Form 10-Q, Exhibit 10.10(c)
10	.1(b)*	Supplemental Executive Retirement Plan for Robert J. Stanzione, effective August 6, 2001	September 30, 2001 Form 10-Q, Exhibit 10.10(d)
10	.1(c)*	Amendment to Employment Agreement with Robert J. Stanzione, dated December 8, 2006	December 12, 2006 Form 8-K, Exhibit 10.7
10	.1(d)*	Second Amendment to Amended and Restated Employment Agreement with Robert J. Stanzione, dated November 26, 2008	November 28, 2008 Form 8-K, Exhibit 10.8
10	.1(e)*	First Amendment to the Robert Stanzione Supplemental Executive Retirement Plan, dated November 26, 2008	November 28, 2008 Form 8-K, Exhibit 10.9
10	.2(a)*	Amended and Restated Employment Agreement with Lawrence A. Margolis, dated April 29, 1999	June 30, 1999 Form 10-Q, Exhibit 10.33, filed by ANTEC Corp
10	.2(b)*	Amendment to Employment Agreement with Lawrence Margolis, dated December 8, 2006	December 12, 2006 Form 8-K, Exhibit 10.6
10	.2(c)*	Second Amendment to Amended and Restated Employment Agreement with Lawrence Margolis, dated November 26, 2008	November 28, 2008 Form 8-K, Exhibit 10.7
10	.3(a)*	Employment Agreement with David B. Potts dated December 8, 2006	December 12, 2006 Form 8-K, Exhibit 10.4
10	.3(b)*	First Amendment to Employment Agreement with David B. Potts, dated November 26, 2008	November 28, 2008 Form 8-K, Exhibit 10.6

The filings referenced for
incorporation by reference are
ARRIS (formerly known as
Exhibit			Broadband Parent, Inc.) filings
Number		Description of Exhibit	unless otherwise noted

10	.4(a)*	Employment Agreement with Ronald M. Coppock, dated December 8, 2006	December 12, 2006 Form 8-K, Exhibit 10.1
10	.4(b)*	First Amendment to Employment Agreement with Ronald M. Coppock, dated November 26, 2008	November 28, 2008 Form 8-K, Exhibit 10.3
10	.5(a)*	Employment Agreement with James D. Lakin, dated December 8, 2006	December 12, 2006 Form 8-K, Exhibit 10.2
10	.5(b)*	First Amendment to Employment Agreement with James D. Lakin, dated November 26, 2008	November 28, 2008 Form 8-K, Exhibit 10.5
10	.6(a)*	Employment Agreement with Bryant K. Isaacs, dated December 8, 2006	December 12, 2006 Form 8-K, Exhibit 10.3
10	.6(b)*	First Amendment to Employment Agreement with Bryant K. Isaacs, dated November 26, 2008	November 28, 2008 Form 8-K, Exhibit 10.4
10	.7*	Employment Agreement with Bruce McClelland, dated November 26, 2008	November 28, 2008 Form 8-K, Exhibit 10.2
10	.8*	Employment Agreement with John Caezza, dated November 26, 2008	November 28, 2008 Form 8-K, Exhibit 10.1
10	.9*	Management Incentive Plan	July 2, 2001 Appendix IV of Proxy Statement filed as part of Registration Statement #333-61524, filed by Broadband Parent Corporation
10	.10*	2001 Stock Incentive Plan	July 2, 2001 Appendix III of Proxy Statement filed as part of Registration Statement #333-61524, files by Broadband Parent Corporation
10	.11*	2004 Stock Incentive Plan	Appendix B of Proxy Statement filed on April 20, 2004
10	.12*	2007 Stock Incentive Plan	June 30, 2007, Form 10-Q Exhibit 10.15
10	.13*	2008 Stock Incentive Plan	June 30, 2008, Form 10-Q Exhibit 10.15
10	.14*	Form of Stock Options Grant under 2001 and 2004 Stock Incentive Plans	March 31, 2005 Form 10-Q, Exhibit 10.20
10	.15*	Form of Restricted Stock Grant under 2001 and 2004 Stock Incentive Plans	March 31, 2005 Form 10-Q, Exhibit 10.21
10	.16*	Form of Incentive Stock Option Agreement	September 30, 2007, Form 10-Q Exhibit 10.1

The filings referenced for
incorporation by reference are
ARRIS (formerly known as
Exhibit			Broadband Parent, Inc.) filings
Number		Description of Exhibit	unless otherwise noted

10	.17*	Form of Nonqualified Stock Option Agreement	September 30, 2007, Form 10-Q Exhibit 10.2
10	.18*	Form of Restricted Stock Award Agreement	September 30, 2007, Form 10-Q Exhibit 10.3
10	.19*	Form of Nonqualified Stock Options Agreement	April 11,2008, Form 8-K Exhibit 10.1
10	.20*	Form of Restricted Stock Grant	April 11,2008, Form 8-K Exhibit 10.2
10	.21*	Form of Restricted Stock Unit Grant	April 11,2008, Form 8-K Exhibit 10.3
10.22		Solectron Manufacturing Agreement and Addendum	December 31, 2001 Form 10-K, Exhibit 10.15
10.23		Mitsumi Agreement	December 31, 2001 Form 10-K, Exhibit 10.16
10	.24*	Form of Restricted Stock Agreement	March 31, 2009, Form 10-Q, Exhibit 10.24
10	.25*	Form of Restricted Stock Unit	March 31, 2009, Form 10-Q, Exhibit 10.24
21		Subsidiaries of the Registrant	Filed herewith.
23		Consent of Ernst & Young LLP	Filed herewith.
24		Powers of Attorney	Filed herewith.
31.1		Section 302 Certification of the Chief Executive Officer	Filed herewith.
31.2		Section 302 Certification of the Chief Financial Officer	Filed herewith.
32.1		Section 906 Certification of the Chief Executive Officer	Filed herewith.
32.2		Section 906 Certification of the Chief Financial Officer	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARRIS GROUP, INC.

/s/  DAVID B. POTTS
David B. Potts
Executive Vice President,
Chief Financial Officer and
Chief Accounting Officer

Dated: February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ R J STANZIONE Robert J. Stanzione		Chief Executive Officer and Chairman of the Board of Directors	February 26, 2010

/s/ DAVID B. POTTS David B. Potts		Executive Vice President, Chief Financial Officer and Chief Accounting Officer	February 26, 2010

/s/ ALEX B. BEST* Alex B. Best		Director	February 26, 2010

/s/ HARRY L. BOSCO* Harry L. Bosco		Director	February 26, 2010

/s/ JOHN A. CRAIG* John A. Craig		Director	February 26, 2010

/s/ MATTHEW B. KEARNEY* Matthew B. Kearney		Director	February 26, 2010

/s/ WILLIAM H. LAMBERT* William H. Lambert		Director	February 26, 2010

/s/ JOHN R. PETTY* John R. Petty		Director	February 26, 2010

/s/ DAVID A. WOODLE* David A. Woodle		Director	February 26, 2010

/s/ JAMES A. CHIDDIX* James A. Chiddix		Director	February 26, 2010

*By:	/s/ LAWRENCE A. MARGOLIS Lawrence A. Margolis (as attorney in fact for each person indicated)