Form 10-Q
period 2010-03-31
ARRIS GROUP INC
filed 2010-05-07
CIK 1141107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
For the quarter ended March 31, 2010
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
As of April 30, 2010, 126,812,583 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

ARRIS GROUP, INC.
FORM 10-Q
For the Three Months Ended March 31, 2010

PART I. FINANCIAL INFORMATION
Item 1. CONDENSED FINANCIAL STATEMENTS
ARRIS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data) (unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$500,044	$500,565
Short-term investments, at fair value	161,012	125,031

Total cash, cash equivalents and short-term investments	661,056	625,596
Restricted cash	4,476	4,475
Accounts receivable (net of allowances for doubtful accounts of $2,549 in 2010 and $2,168 in 2009)	139,207	143,708
Other receivables	3,057	6,113
Inventories (net of reserves of $21,639 in 2010 and $22,151 in 2009)	79,907	95,851
Prepaids	10,546	11,675
Current deferred income tax assets	37,324	35,994
Other current assets	14,328	18,896

Total current assets	949,901	942,308
Property, plant and equipment (net of accumulated depreciation of $111,962 in 2010 and $106,744 in 2009)	56,223	57,195
Goodwill	235,256	235,388
Intangible assets (net of accumulated amortization of $199,744 in 2010 and $190,722 in 2009)	195,551	204,572
Investments	25,435	20,618
Noncurrent deferred income tax assets	6,298	6,759
Other assets	8,050	8,776

	$1,476,714	$1,475,616

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,523	$53,979
Accrued compensation, benefits and related taxes	23,639	36,936
Accrued warranty	3,632	4,265
Deferred revenue	53,024	47,044
Current portion of long-term debt	87	124
Other accrued liabilities	42,978	46,203

Total current liabilities	167,883	188,551
Long-term debt, net of current portion (net of discount of $46,919 in 2010 and $49,802 in 2009	214,131	211,248
Accrued pension	16,733	16,408
Noncurrent income taxes payable	16,248	14,815
Noncurrent deferred income tax liabilities	33,577	37,204
Other long-term liabilities	16,871	16,021

Total liabilities	465,443	484,247
Stockholders’ equity:
Preferred stock, par value $1.00 per share, 5.0 million shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share, 320.0 million shares authorized; 126.7 million and 125.6 million shares issued and outstanding in 2010 and 2009, respectively	1,402	1,388
Capital in excess of par value	1,187,854	1,183,872
Treasury stock at cost, 13.3 million shares in 2010 and 13 million shares in 2009	(79,019)	(75,960)
Accumulated deficit	(92,743)	(111,734)
Unrealized gain on marketable securities	2	28
Unfunded pension liability, including income tax impact of $1,169 in 2010 and 2009	(6,041)	(6,041)
Cumulative translation adjustments	(184)	(184)

Total stockholders’ equity	1,011,271	991,369

	$1,476,714	$1,475,616

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data and percentages) (unaudited)

	Three Months Ended March 31,
	2010	2009
Net sales:
Products	$240,141	$232,934
Services	26,556	20,584

Total net sales	266,697	253,518
Cost of sales:
Products	139,820	146,043
Services	14,366	11,965

Total cost of sales	154,186	158,008

Gross margin	112,511	95,510
Operating expenses:
Selling, general, and administrative expenses	35,117	35,343
Research and development expenses	34,365	28,395
Restructuring charges	52	120
Amortization of intangible assets	9,022	9,263

Total operating expenses	78,556	73,121

Operating income	33,955	22,389
Other expense (income):
Interest expense	4,430	4,487
Loss (gain) on investments	(146)	297
Loss (gain) on foreign currency	(268)	958
Interest income	(374)	(385)
Gain on debt retirement	—	(4,152)
Other income, net	(42)	(102)

Income from continuing operations before income taxes	30,355	21,286
Income tax expense	11,364	8,404

Net income	$18,991	$12,882

Net income per common share:
Basic	$0.15	$0.10

Diluted	$0.15	$0.10

Weighted average common shares:
Basic	125,967	123,281

Diluted	129,975	124,920

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Three Months Ended March 31,
	2010	2009
Operating activities:
Net income	$18,991	$12,882
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,359	4,827
Amortization of intangible assets	9,021	9,263
Stock compensation expense	4,521	3,401
Deferred income tax provision (benefit)	(4,495)	4,689
Amortization of deferred finance fees	180	189
Provision for doubtful accounts	295	6
Loss (gain) on investments	(146)	297
Loss on disposal of fixed assets	11	—
Excess income tax benefits from stock-based compensation plans	(2,486)	(431)
Non-cash interest expense	2,883	2,818
Gain on debt retirement	—	(4,152)
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	4,206	3,645
Other receivables	2,420	(2,032)
Inventory	15,944	8,978
Income taxes payable/recoverable	9,167	(1,123)
Accounts payable and accrued liabilities	(24,935)	(35,789)
Prepaids and other, net	7,274	6,377

Net cash provided by operating activities	48,210	13,845

Investing activities:
Purchases of property, plant and equipment	(4,654)	(5,066)
Cash paid for acquisition, net of cash acquired	—	(200)
Cash proceeds from sale of property, plant and equipment	240	—
Purchases of short-term investments	(42,436)	(23,870)
Sales of short-term investments	2,100	15,806

Net cash used in investing activities	(44,750)	(13,330)

Financing activities:
Payment of debt and capital lease obligations	(37)	(10,592)
Repurchase of common stock	(3,059)	—
Excess income tax benefits from stock-based compensation plans	2,486	431
Repurchase of shares to satisfy tax withholdings	(5,993)	(1,807)
Proceeds from issuance of common stock, net	2,622	497

Net cash used in financing activities	(3,981)	(11,471)

Net decrease in cash and cash equivalents	(521)	(10,956)
Cash and cash equivalents at beginning of period	500,565	409,894

Cash and cash equivalents at end of period	$500,044	$398,938

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
The consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements for the periods shown. Interim results of operations are not necessarily indicative of results to be expected from a twelve-month period. These financial statements should be read in conjunction with the Company’s most recently audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the United States Securities and Exchange Commission (“SEC”).
Note 2. Impact of Recently Adopted Accounting Standards
In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance regarding the consolidation of variable interest entities. This update was adopted on January 1, 2010 and did not have a material impact on the Company’s consolidated financial statements.
In October 2009, the FASB amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance. In October 2009, the FASB also amended the accounting standards for multiple deliverable revenue arrangements to:
(i)	provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

(ii)	require an entity to allocate revenue in an arrangement using best estimated selling prices (“BESP”) of deliverables if a vendor does not have vendor-specific objective evidence of selling price (“VSOE”) or third-party evidence of selling price (“TPE”); and

(iii)	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.
The Company elected to early adopt this accounting guidance at the beginning of its first quarter of fiscal year 2010 on a prospective basis for arrangements originating or materially modified after January 1, 2010. The adoption of the new standards did not have a material impact on the Company’s consolidated financial statements.
Note 3. Change in Significant Accounting Policies
ARRIS significant accounting policies are disclosed in the Company’s Form 10-K for the year ended December 31, 2009, as filed with the SEC. The following discussion addresses a change in the Company’s revenue recognition accounting policy.
Revenue Recognition
ARRIS generates revenue as a result of varying activities, including the delivery of stand-alone equipment, custom design and installation services, and bundled sales arrangements inclusive of equipment, software and services. The revenue from these activities is recognized in accordance with applicable accounting guidance and their related interpretations.
Revenue is recognized when all of the following criteria have been met:
•	When persuasive evidence of an arrangement exists. Contracts and customer purchase orders are used to determine the existence of an arrangement.

•	Delivery has occurred. Shipping documents, proof of delivery and customer acceptance (when applicable) are used to verify delivery.

•	The fee is fixed or determinable. Pricing is considered fixed and determinable at the execution of a customer arrangement, based on specific products and quantities to be delivered at specific prices. This determination includes a review of the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment or future discounts.

•	Collectability is reasonably assured. The Company assesses the ability to collect from customers based on a number of factors that include information supplied by credit agencies, analyzing customer accounts, reviewing payment history and consulting bank references. Should a circumstance arise where a customer is deemed not creditworthy, all revenue related to the transaction will be deferred until such time that payment is received and all other criteria to allow the Company to recognize revenue have been met.
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
Software Sold Without Tangible Equipment — ARRIS sells internally developed software as well as software developed by outside third parties that does not require significant production, modification or customization. For arrangements that contain only software and the related post-customer support, the Company recognizes revenue in accordance with the applicable software revenue recognition guidance. If the arrangement includes multiple elements that are software only, then the software revenue recognition guidance is applied and the fee is allocated to the various elements based on VSOE of fair value. If sufficient VSOE of fair value does not exist for the allocation of revenue to all the various elements in a multiple element software arrangement, all revenue from the arrangement is deferred until the earlier of the point at which such sufficient VSOE of fair value is established or all elements within the arrangement are delivered. If VSOE of fair value exists for all undelivered elements, but does not exist for one or more delivered elements, the arrangement consideration is allocated to the various elements of the arrangement using the residual method of accounting. Under the residual method, the amount of the arrangement consideration allocated to the delivered elements is equal to the total arrangement consideration less the aggregate fair value of the undelivered elements. Under the residual method, if VSOE exists for the undelivered element, generally PCS, the fair value of the undelivered element is deferred and recognized ratably over the term of the PCS contract, and the remaining portion of the arrangement is recognized as revenue upon delivery. If sufficient VSOE of fair value does not exist for post-contract support, revenue is recognized ratably over the term of support.

Standalone Services —Installation, training, and professional services are generally recognized in service revenues when performed.
Incentives — Customer incentive programs that include consideration, primarily rebates/credits to be used against future product purchases and certain volume discounts, have been recorded as a reduction of revenue when the shipment of the requisite equipment occurs.
Value Added Resellers - ARRIS employs the sell-in method of accounting for revenue when using a Value Added Reseller (“VAR”) as our channel to market. Because product returns are restricted, revenue under this method is recognized at the time of shipment to the VAR provided all criteria for recognition are met.
Multiple Element Arrangements — Certain customer transactions may include multiple deliverables based on the bundling of equipment, software and services. When a multiple-element arrangement exists, the fee from the arrangement is allocated to the various deliverables, to the extent appropriate, so that the proper amount can be recognized as revenue as each element is delivered. Based on the composition of the arrangement, the Company analyzes the provisions of the accounting guidance to determine the appropriate model that is applied towards accounting for the multiple-element arrangement. If the arrangement includes a combination of elements that fall within different applicable guidance, ARRIS follows the provisions of the hierarchal literature to separate those elements from each other and apply the relevant guidance to each.
The Company elected to early adopt accounting standards on a prospective basis related to multiple element arrangements as discussed in Note 2 of the Notes to the Consolidated Financial Statements. The Company applies the previous applicable accounting guidance for arrangements originating prior to the adoption date of January 1, 2010.
Multiple Element Arrangements Originating Before January 1, 2010
For multiple element arrangements originating before January 1, 2010, the deliverables are separated into more than one unit of accounts when the following criteria are met: (i) the delivered element(s) have value to the customer on a stand-alone basis, (ii) objective and reliable evidence of fair value exists for the undelivered element(s), and (iii) delivery of the undelivered element(s) is probable and substantially in the control of the Company. Revenue is then allocated to each unit of accounting based on the relative fair value of each accounting unit or by using the residual method if objective evidence of fair value does not exist for the delivered element(s). If any of the criteria are not met, revenue is deferred until the criteria are met or the last element has been delivered.
For multiple element arrangements that include software or have a software-related element that is essential to the functionality of the tangible product, more than incidental but that does not involve significant production, modification or customization, the Company applies the provisions of the relevant software revenue recognition accounting guidance.
For multiple element arrangements that include software or have a software-related element that is more than incidental and does involve significant production, modification or customization, revenue is recognized using the contract accounting guidelines by applying the percentage of completion or completed contract method. The Company recognizes software license and associated professional services revenue for its mobile workforce management software license product installations using the percentage-of-completion method of accounting as the Company believes that its estimates of costs to complete and extent of progress toward completion of such contracts are reliable. For certain software license arrangements where professional services are being provided and are deemed to be essential to the functionality or are for significant production, modification, or customization of the software product, both the software and the associated professional service revenue are recognized using the completed-contract method if the Company does not have the ability to reasonably estimate contract costs at the inception of the contracts. Under the completed-contract method, revenue is recognized when the contract is complete, and all direct costs and related revenues are deferred until that time. The entire amount of an estimated loss on a contract is accrued at the time a loss on a contract is projected. Actual profits and losses may differ from these estimates.
If the arrangement includes multiple elements, the fee is allocated to the various elements based on VSOE of fair value. If sufficient VSOE of fair value does not exist for the allocation of revenue to all the various elements in a multiple element arrangement, all revenue from the arrangement is deferred until the earlier of the point at which such sufficient VSOE is established or all elements within the arrangement are delivered. If VSOE of fair value exists for all undelivered elements, but does not exist for one or more delivered elements, the arrangement consideration is allocated to the various elements of the arrangement using the residual method of accounting. Under the residual method, the amount of the arrangement consideration allocated to the delivered elements is equal to the total arrangement consideration less the aggregate fair value of the undelivered elements. Using this method, any potential discount on the arrangement is allocated entirely to the delivered elements, which ensures that the amount of revenue recognized at any point in time is not overstated. Under the residual method, if VSOE exists for the undelivered element, generally PCS, the fair value of the undelivered element is deferred and recognized ratably over the term of the PCS contract, and the remaining portion of the arrangement is recognized as revenue upon delivery, which generally occurs upon delivery of the product or implementation of the system. License revenue allocated to software products, in certain circumstances, is recognized upon delivery of the software products.
Many of our products are sold in combination with customer support and maintenance services, which consist of software updates and product support. Software updates provide customers with rights to unspecified software updates that ARRIS chooses to develop and to maintenance releases and patches that the Company chooses to release during the period of the support period. Product support services include telephone support, remote diagnostics, email and web access, access to on-site technical support personnel and repair or replacement of hardware in the event of damage or failure during the term of the support period. Maintenance and support service fees are recognized ratably under the straight-line method over the term of the contract, which is generally one year. The Company does not record receivables associated with maintenance revenues without a firm, non-cancelable order from the customer. Pursuant to the accounting requirements, the Company seeks to establish appropriate VSOE of the fair value for all service offerings. VSOE of fair value is determined based on the price charged when the same element is sold separately and based on the prices at which our customers have renewed their customer support and maintenance. For elements that are not yet being sold separately, the price established by management, if it is probable that the price, once established, will not change before the separate introduction of the element into the marketplace is used to measure VSOE of fair value for that element.
Multiple Element Arrangements Originating or Materially Modified After January 1, 2010
For multiple element arrangements (other than software sold without tangible equipment) originating or materially modified after January 1, 2010, the deliverables are separated into more than one unit of accounts when the following criteria are met: (i) the delivered element(s) have value to the customer on a stand-alone basis, and (ii) if a general right of return exits relative to the delivered item, delivery or performance of the undelivered element(s) is probable and substantially in the control of the Company.
For multiple element arrangements that contain software components and non-software components that function together to deliver the tangible product’s essential functionality, the Company applies the new multiple element arrangement guidance as described below.
The Company uses BESP of the element(s) for the allocation of arrangement consideration when unable to establish VSOE or TPE. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. BESP is generally used for new or highly customized offerings and solutions or elements not priced within a narrow range. The Company determines BESP for a product or service by considering multiple factors including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives, and pricing practices. The Company uses the relative selling price basis for the allocation of the arrangement consideration.

Note 4. Investments
ARRIS’ investments as of March 31, 2010 and December 31, 2009 consisted of the following (in thousands):

	Fair Value
	As of March 31,	As of December 31,
	2010	2009
Current Assets:
Trading securities	$2,885	$4,970
Available-for-sale securities	158,127	120,061

	161,012	125,031
Noncurrent Assets:
Available-for-sale securities	21,435	16,618
Cost method investments	4,000	4,000

	25,435	20,618

Total	$186,447	$145,649

ARRIS’ investments in debt and marketable equity securities are categorized as trading or available-for-sale. The Company currently does not hold any held-to-maturity securities. Realized and unrealized gains and losses on trading securities and realized gains and losses on available-for-sale securities are included in net income. Unrealized gains and losses on available-for-sale securities are included in our consolidated balance sheet as a component of accumulated other comprehensive income (loss). Realized and unrealized gains and losses in total and by individual investment as of March 31, 2010 and December 31, 2009 were not material. The amortized cost basis of the Company’s investments approximates fair value.
As of March 31, 2010 and December 31, 2009, ARRIS’ cost method investment is an investment in a private company, which is recorded at cost of $4.0 million. Each quarter ARRIS evaluates its investment for any other-than-temporary impairment, by reviewing the current revenues, bookings and long-term plan of the private company. In the third quarter of 2009, the private company raised additional financing at the same price and terms that ARRIS had invested. As of March 31, 2010, ARRIS believes there has been no other-than-temporary impairment but will continue to evaluate the investment for impairment. Due to the fact the investment is in a private company, ARRIS is exempt from estimating the fair value on an interim basis. However, ARRIS is required to estimate the fair value if there has been an identifiable event or change in circumstance that may have a significant adverse effect on the fair value of the investment.
Classification of available-for-sales securities as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity consideration based on market conditions. If management intends to hold the securities for longer than one year as of the balance sheet date, they are classified as non-current.
Note 5. Fair Value Measurement
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

The following table presents the Company’s investment assets measured at fair value on a recurring basis as of March 31, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total

Current investments	$60,016	98,111	—	158,127
Non-current investments	2,001	19,434	—	21,435
Auction rate securities	—	—	2,885	2,885
Foreign currency contracts	567	—	—	567

Total	$62,584	117,545	2,885	183,014

The majority of the Company’s short-term investments and long-term investments instruments are classified within Level 1 or Level 2 of the fair value hierarchy as they are valued using quoted market prices, market prices for similar securities, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include the Company’s investment in money market funds, mutual funds, U.S. government bonds and investments in public companies. Such instruments are generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on other observable inputs include the Company’s cash surrender value of company owned life insurance, corporate obligations and bonds, and certificates of deposit. Such instruments are classified within Level 2 of the fair value hierarchy. See Note 4 for further information on the Company’s investments.
The table below includes a roll-forward of the Company’s auction rate securities that have been classified as a Level 3 in the fair value hierarchy (in thousands):

Level 3
Estimated fair value January 1, 2010	$4,970
First quarter 2010 change in fair value	15
First quarter 2010 disposal	(2,100)

Estimated fair value March 31, 2010	$2,885

ARRIS had $2.9 million and $5.0 million invested in auction rate security at March 31, 2010 and December 31, 2009, respectively. During the quarter ended March 31, 2010, ARRIS sold at par $2.1 million of the $5.0 million auction rate security. As of March 31, 2010, there was minimal activity in the market for this auction rate security or comparable securities due to current market conditions. Therefore, until such a market becomes active, the auction rate security is classified as Level 3 within the fair value hierarchy. Due to the current market conditions and the failure of the security to reprice, beginning in the second quarter of 2008, the Company has recorded changes in the fair value of the instrument as an impairment charge in the Consolidated Statement of Operations in the loss (gain) on investments line. The security was held as of March 31, 2010 as a short-term investment, classified as a trading security, with a fair market value of $2.9 million, which includes the fair value of the put option described below. The Company may not be able to liquidate this security until a successful auction occurs, or, alternatively, beginning June 30, 2010 through July 2, 2012, when the Company has the option to sell the security to a major financial institution. This security is a single student loan issue rated AAA and is substantially guaranteed by the federal government. ARRIS will continue to evaluate the fair value of its investment in this auction rate security for any further impairment.
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
Note 6. Derivative Instruments and Hedging Activities
ARRIS has certain international customers who are billed in their local currency. Changes in the monetary exchange rates may adversely affect the Company’s results of operations and financial condition. When appropriate, ARRIS enters into various derivative transactions to enhance its ability to manage the volatility relating to these typical business exposures. The Company does not hold or issue derivative instruments for trading or other speculative purposes. The Company’s derivative instruments are recorded in the Consolidated Balance Sheets at their fair values. The Company’s derivative instruments are not designated as hedges, and accordingly, all changes in the fair value of the instruments are recognized as a loss (gain) on foreign currency in the Consolidated Statements of Operations. The maximum time frame for ARRIS’ derivatives is currently 12 months.
The fair values of ARRIS’ derivative instruments recorded in the Consolidated Balance Sheet as of March 31, 2010 were as follows (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Other current assets	$567	Other accrued liabilities	$254
The change in the fair values of ARRIS’ derivative instruments recorded in the Consolidated Statements of Operations during the three months ended March 31, 2010 and 2009 were as follows (in thousands):

		Three Months Ended March 31,
	Statement of Operations Location	2010	2009
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Gain on foreign currency	$609	$1,080
Note 7. Pension Benefits
Components of Net Periodic Pension Cost

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Service cost	$68	$245
Interest cost	529	530
Expected return on plan assets	(380)	(281)
Amortization of prior service cost	65	115
Amortization of net loss	70	119

Net periodic pension cost	$352	$728

Employer Contributions
No minimum funding contributions are required in 2010 under the Company’s defined benefit plan. However, the Company made voluntary contributions to the plan of approximately $27 thousand and $31 thousand for the three month periods ended March 31, 2010 and 2009, respectively. Additionally, the Company has established two rabbi trusts to fund the Company’s pension obligations under the non-qualified plan of the Chief Executive Officer and certain executive officers. The balance of these rabbi trust assets as of March 31, 2010 was approximately $12.3 million and is included in Investments on the Consolidated Balance Sheets.
Note 8. Guarantees
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
Information regarding the changes in ARRIS’ aggregate product warranty liabilities for the three months ended March 31, 2010 was as follows (in thousands):

Balance at December 31, 2009	$7,679
Accruals related to warranties (including changes in estimates)	397
Settlements made (in cash or in kind)	(1,386)

Balance at March 31, 2010	$6,690

Note 9. Restructuring Charges
ARRIS acquired restructuring accruals of approximately $0.7 million representing C-COR contractual obligations that related to excess leased facilities and equipment. In the fourth quarter of 2009, an adjustment of $1.5 million was made related to the sublease assumption for 2010-2014 given the current real estate market conditions. These payments will be paid over their remaining lease terms through 2014, unless terminated earlier.

(in thousands)
Balance as of December 31, 2009	$1,890
Q1 2010 payments	(93)
Q1 2010 adjustments to accrual	—

Balance as of March 31, 2010	$1,797

During the second quarter of 2009, ARRIS consolidated two facilities in Colorado. The consolidation allowed the Company to combine its sales force and create a unified presence in the Denver area business community. This consolidation resulted in a restructuring charge of approximately $212 thousand in 2009 related to lease commitments and the write-off of leasehold improvements and other fixed assets. ARRIS expects the remaining payments to be made in the second quarter of 2010.

(in thousands)
Balance as of December 31, 2009	$53
Q1 2010 payments	(46)
Q1 2010 adjustments to accrual	8

Balance as of March 31, 2010	$15

During the fourth quarter of 2009, the Company implemented a restructuring initiative to align its workforce and operating costs with current business opportunities within the ATS segment. The restructuring affected 33 employees.

(in thousands)
Balance as of December 31, 2009	$835
Q1 2010 payments	(797)
Q1 2010 adjustments to accrual	44

Balance as of March 31, 2010	$82

Note 10. Inventories
Inventories are stated at the lower of average cost, approximating first-in, first-out, or market. The components of inventory were as follows, net of reserves (in thousands):

	March 31,	December 31,
	2010	2009
Raw material	10,757	14,665
Work in process	4,171	3,480
Finished goods	64,979	77,706

Total inventories, net	$79,907	$95,851

Note 11. Property, Plant and Equipment
Property, plant and equipment, at cost, consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009
Land	$2,612	$2,612
Building and leasehold improvements	22,362	22,304
Machinery and equipment	143,211	139,023

	168,185	163,939
Less: Accumulated depreciation	(111,962)	(106,744)

Total property, plant and equipment, net	$56,223	$57,195

Note 12. Long-Term Obligations
Debt, capital lease obligations and other long-term liabilities consist of the following (in thousands):

	March 31,	December 31,
	2010	2009
2.00% convertible senior notes due 2026 (net of discount of $46,919 in 2010 and $49,802 in 2009)	$214,131	$211,248

Total long-term debt	214,131	211,248

Other long-term liabilities:
Deferred compensation	6,233	5,673
Accrued warranty	3,058	3,413
Deferred revenue	2,852	2,969
Landlord funded leasehold improvements.	842	900
Accrued restructuring	1,423	1,517
Accrued rent	791	—
Other long-term liabilities	1,672	1,549

Total other long-term liabilities	$16,871	$16,021

In 2006, the Company issued $276.0 million of 2% convertible senior notes due 2026. The notes are convertible, at the option of the holder, based on an initial conversion rate, subject to adjustment, of 62.1504 shares per $1,000 principal amount (which represents an initial conversion price of approximately $16.09 per share of our common stock), into cash up to the principal amount and, if applicable, shares of the Company’s common stock, cash or a combination thereof. The notes may be converted during any calendar quarter in which the closing price of ARRIS’ common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect at that time (which, based on the current conversion price, would be $19.31) and upon the occurrence of certain other events. Upon conversion, the holder will receive the principal amount in cash and an additional payment, in either cash or stock at the option of the Company. The additional payment will be based on a formula which calculates the difference between the initial conversion rate ($16.09) and the market price at the date of the conversion. As of May 7, 2010, the notes could not be converted by the holders thereof. Interest is payable on May 15 and November 15 of each year. The Company may redeem the notes at any time on or after November 15, 2013, subject to certain conditions. In addition, the holders may require the Company to purchase all or a portion of their convertible notes on or after November 13, 2013. There are no significant financial covenants related to the notes.
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
The Company paid approximately $7.8 million of finance fees related to the issuance of the notes. Of the $7.8 million, approximately $2.5 million was attributed to the equity component of the convertible debt instrument. The portion related to the debt issuance costs are being amortized over seven years. The remaining balance of unamortized financing costs from these notes as of March 31, 2010 and December 31, 2009 was $2.6 million, and

$2.8 million, respectively.
The Company has not paid cash dividends on its common stock since its inception.
Note 13. Comprehensive Income
Total comprehensive income represents the net change in stockholders’ equity during a period from sources other than transactions with stockholders. For ARRIS, the components of comprehensive income include the unrealized gain (loss) on marketable securities. The components of comprehensive income for the three months ended March 31, 2010 and 2009 are as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Net income	$18,991	$12,882
Changes in the following equity accounts:
Unrealized loss on marketable securities	(26)	(98)

Comprehensive income	$18,965	$12,784

Note 14. Segment Information
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

The table below presents information about the Company’s reporting segments for the three months ended March 31, 2010 and 2009 (in thousands):

	BCS	ATS	MCS	Total
Quarter Ended March 31, 2010
Net sales	$208,653	$42,243	$15,801	$266,697
Gross margin	94,674	9,702	8,135	112,511
Amortization of intangible assets	397	5,259	3,366	9,022

Quarter Ended March 31, 2009
Net sales	$194,131	$42,990	$16,397	$253,518
Gross margin	78,921	9,268	7,321	95,510
Amortization of intangible assets	—	5,654	3,609	9,263
The Company’s net intangible assets and goodwill by reportable segment as of March 31, 2010 has not materially changed from December 31, 2009.
Note 15. Sales Information
The Company’s two largest customers (including their affiliates, as applicable) are Comcast and Time Warner Cable. Over the past year, certain customers’ beneficial ownership may have changed as a result of mergers and acquisitions. Therefore the revenue for ARRIS’ customers for prior periods has been adjusted to include the affiliates under common control. A summary of sales to these customers for the three month periods ended March 31, 2010 and 2009 are set forth below (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Comcast and affiliates	$46,263	$65,210
% of sales	17.3%	25.7%

Time Warner Cable and affiliates	$41,065	$49,083
% of sales	15.4%	19.4%
ARRIS sells its products primarily in the United States. The Company’s international revenue is generated from Asia Pacific, Europe, Latin America and Canada. The Asia Pacific market primarily includes China, Hong Kong, Japan, Korea, Singapore, and Taiwan. The European market primarily includes Austria, Belgium, France, Germany, the Netherlands, Norway, Poland, Portugal, Spain, Sweden, Switzerland, Great Britain, Ireland, Turkey, Russia, Romania, Hungry and Israel. The Latin American market primarily includes Argentina, Brazil, Chile, Columbia, Mexico, Peru, Puerto Rico, Ecuador, Honduras, Costa Rica, Panama, Jamaica, and Bahamas. Sales to international customers were approximately $108.8 million, or 40.8% of total sales, for the three months ended March 31, 2010. International sales during the same period in 2009 were $67.5 million, or 26.6% of total sales.

Note 16. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the periods indicated (in thousands except per share data):

	Three Months Ended
	March 31,
	2010	2009
Basic:
Net income	$18,991	$12,882

Weighted average shares outstanding	125,967	123,281

Basic earnings per share	$0.15	$0.10

Diluted:
Net income	$18,991	$12,882

Weighted average shares outstanding	125,967	123,281
Net effect of dilutive equity awards	4,008	1,639

Total	129,975	124,920

Diluted earnings per share	$0.15	$0.10

Excluded from the dilutive securities described above are employee stock options to acquire approximately 2.8 million shares and 7.0 million shares for the three months ended March 31, 2010 and 2009, respectively. These exclusions are made if the exercise price of these options is greater than the average market price of the common stock for the period, or if the Company has net losses, both of which have an anti-dilutive effect.
Note 17. Income Taxes
In the first quarters of 2010 and 2009, the Company recorded income tax expense of $11.4 million and $8.4 million, respectively. Below is a summary of the components of the tax expense in each period (in millions, except for percentages):

	Three Months Ended March 31,
	2010			2009
	Income	Income	Effective	Income	Income	Effective
	Before	Tax	Tax	Before	Tax	Tax
	Tax	Expense	Rate	Tax	Expense	Rate
Non-Discrete Items	$30,355	$10,142	33.4%	$17,134	$5,487	32.0%
Discrete Accounting Events	—	—	—	4,152	1,462	35.2%
Discrete Tax Events - Valuation Allowances / FIN 48 Reserves/State DTAs	—	1,222		—	1,455

Total	$30,355	$11,364	37.4%	$21,286	$8,404	39.5%

•	During the first quarter of 2010, the Company identified $1.2 million of discrete tax adjustments relating to state deferred tax assets.

•	In the first quarter of 2009, the Company reported a discrete accounting gain of $4.2 million on the repurchase of convertible debt. Income tax expense of $1.4 million was recorded on the gain, reflecting a tax rate of 35.2%. Additionally, during the first quarter, the Company identified $1.5 million of discrete tax expense relating to adjustments of FIN 48 allowances.
Note 18. Purchases of ARRIS Common Stock
During the first quarter of 2008, ARRIS’ Board of Directors had authorized a plan (the “2008 Plan”) for the Company to purchase up to $100 million of the Company’s common stock. ARRIS repurchased 13 million shares for an aggregate consideration of approximately $76 million during 2008. The remaining authorized amount of $24 million was not purchased.

During the first quarter of 2009, ARRIS’ Board of Directors authorized a new plan (the “2009 Plan”), which replaced the 2008 Plan, for the Company to purchase up to $100 million of the Company’s common stock. The Company did not purchase any shares under the 2009 Plan during 2009. During the first quarter of 2010, ARRIS repurchased 250 thousand shares of the Company’s common stock under the 2009 Plan at an average price of $12.22 per share for an aggregate consideration of approximately $3.1 million. As of March 31, 2010, the remaining authorized amount for future repurchases was $96.9 million.
Note 19. Contingencies
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
We are a global communications technology company, headquartered in Suwanee, Georgia. We specialize in integrated broadband network solutions that include products, systems and software for content and operations management (including video on demand, or VOD), and professional services. We are a leading developer, manufacturer and supplier of telephony, data, video, construction, rebuild and maintenance equipment for the broadband communications industry. In addition, we are a leading supplier of infrastructure products used by cable system operators to build-out and maintain hybrid fiber-coaxial (“HFC”) networks. We provide our customers with products and services that enable reliable, high speed, two-way broadband transmission of video, telephony, and data.
We operate our business in three segments:
•	Broadband Communications Systems (“BCS”)

•	Access, Transport & Supplies (“ATS”)

•	Media & Communications Systems (“MCS”)
A detailed description of each segment is contained in “Our Principal Products” in our Form 10-K for the year ended December 31, 2009.
Our Strategy and Key Highlights
Our long-term business strategy, “Convergence Enabled”, includes the following key elements:
•	Maintain a strong capital structure, mindful of our debt (which could potentially be repaid in 2013), share repurchase opportunities and other capital needs including mergers and acquisitions.

•	Grow our current business into a more complete portfolio including a strong video product suite.

•	Continue to invest in the evolution toward enabling true network convergence onto an all IP platform.

•	Continue to expand our product/service portfolio through internal developments, partnerships and acquisitions.

•	Expand our international business and begin to consider opportunities in markets other than cable.

•	Continue to invest in and evolve the ARRIS talent pool to implement the above strategies.
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
Below are some key highlights relative to our first quarter 2010:
Financial Highlights
•	Revenues of $266.7 million increased $13.2 million or 5.2%, as compared to the first quarter of 2009, as a result of higher DOCSIS 3.0 CMTS sales. As expected, revenues declined from the fourth quarter of 2009 as a result of seasonality and accelerated purchases by certain customers in the fourth quarter of 2009.

•	Domestic and international sales were 59.2% and 40.8% of revenues respectively in the first quarter of 2010 as compared to 73.4% and 26.6% respectively in the first quarter of 2009. The geographic mix changed as a result of lower sales to Comcast and Time Warner domestically, and higher sales internationally, in particular in Central America and Latin America.

•	Gross margin percentage increased 4.5 percentage points year over year to 42.2% in the first quarter 2010 reflecting higher sales of our DOCSIS3.0 CMTS.

•	Combined selling, general and administrative and research and development expenses increased $5.7 million year over year as a result of increased spending on IP video, particularly as a result of acquisitions in 2009.

•	GAAP earnings per diluted share increased to $0.15 in the first quarter 2010 as compared to $0.10 in the first quarter 2009. Non-GAAP earnings per diluted share were $0.24 in the first quarter of 2010 as compared to $0.18 in the first quarter of 2009. Higher revenues and gross margin led to the increases. See GAAP to Non-GAAP reconciliations.

•	We ended the first quarter with an order backlog of approximately $195 million and a book-to-bill ratio of 1.19. Both order backlog and book-to-bill are up relative to the first and fourth quarters of 2009.

•	We ended the first quarter 2010 with $661.1 million of cash and cash equivalents and short-term investments. We generated approximately $48.2 million of cash from operating activities in the quarter.

•	In the quarter we repurchased 250 thousand shares of our common stock at an average price of $12.22 per share for an aggregate consideration of approximately $3.1 million.
Product Line Highlights
CMTS
o	Downstream port shipments were 34 thousand in the first quarter of 2010

o	DOCSIS 3.0 equipment has had wide market acceptance

o	Worldwide market share leader for the last two quarters of 2009 (source: Infonetics)
CPE
o	1.1 million EMTAs were shipped in the first quarter of 2010. We have retained number one market share for 19 consecutive quarters (source: Infonetics)

o	Shipments of DOCSIS 3.0 EMTAs increased to 14% of the total EMTA unit shipments in the first quarter of 2010 as compared to 1.1% in the same quarter last year.
•	Access, Transport & Supplies
o	Business continues to be impacted by macro economics.

o	First residential RFoG deployment.

o	RFoG and EPON field trials at multiple MSOs in North America and Europe.
•	Media & Communications Systems
o	Strong acceptance of WorkAssure projects.

o	Significant deployments of Converged Media Manager.

Non-GAAP Measures
As part of our ongoing review of financial information related to our business we regularly use Non-GAAP measures, in particular Non-GAAP earnings per share, as we believe they provide a meaningful insight into our business and trends. We also believe that these Non-GAAP measures provide readers of our financial statements with useful information and insight with respect to the results of our business. However, the presentation of Non-GAAP information is not intended to be considered in isolation or as a substitute for results prepared in accordance with GAAP. Below are tables for first quarters of 2010 and 2009 which detail and reconcile GAAP and Non-GAAP earnings per share:

	For the Three Months Ended March 31, 2010
		Operating	Operating	Other (Income)	Income Tax	Net Income
(in thousands, except per share data)	Gross Margin	Expense	Income	Expense	Expense	(Loss)

GAAP	112,511	78,556	33,955	3,600	11,364	18,991
Stock compensation expense	433	(4,088)	4,521	—	—	4,521
Acquisition costs, restructuring, and integration costs	—	(52)	52	—	—	52
Amortization of intangible assets	—	(9,022)	9,022	—	—	9,022
Non-cash interest expense	—	—	—	(2,883)	—	2,883
Tax related to items above	—	—	—	—	5,505	(5,505)
Adjustments of income tax valuation allowances, R&D credits, and other discrete tax items	—	—	—	—	(1,222)	1,222

Non-GAAP	112,944	65,394	47,550	717	15,647	31,186

GAAP net income per share — diluted						$0.15

Non-GAAP net income per share — diluted						$0.24

GAAP weighted average common shares — diluted						129,975

Non-GAAP weighted average common shares — diluted						129,975

	For the Three Months Ended March 31, 2009
		Operating	Operating	Other (Income)	Income Tax	Net Income
(in thousands, except per share data)	Gross Margin	Expense	Income	Expense	Expense	(Loss)

GAAP	95,510	73,121	22,389	1,103	8,404	12,882
Stock compensation expense	303	(3,098)	3,401	—	—	3,401
Acquisition costs, restructuring, and integration costs	—	(120)	120	—	—	120
Amortization of intangible assets	—	(9,263)	9,263	—	—	9,263
Non-cash interest expense	—	—	—	(2,818)	—	2,818
Gain on repurchase of debt	—	—	—	4,152	—	(4,152)
Tax related to items above	—	—	—	—	3,606	(3,606)
Adjustments of income tax valuation allowances, R&D credits, and other discrete tax items	—	—	—	—	(1,456)	1,456

Non-GAAP	95,813	60,640	35,173	2,437	10,554	22,182

GAAP net income per share — diluted						$0.10

Non-GAAP net income per share — diluted						$0.18

GAAP weighted average common shares — diluted						124,920

Non-GAAP weighted average common shares — diluted						124,920

In managing and reviewing our business performance, we exclude a number of items required by GAAP. Management believes that excluding these items mentioned below is useful in understanding the trends and managing our operations. Historically, we have publicly presented these supplemental non-GAAP measures in order to assist the investment community to see ARRIS through the “eyes of management,” and therefore enhance understanding of ARRIS’ operating performance. These adjustments consist of:
•	Stock compensation expense — ARRIS records non-cash compensation expense related to grants of options and restricted stock. Depending upon the size, timing and the terms of the grants, this non-cash compensation expense may vary significantly.

•	The acquisition costs, restructuring, and integration costs reflect that, although they or similar items might recur, are of a nature and magnitude that identifying them separately provides investors with a greater ability to project ARRIS’ future performance.

•	Amortization of intangibles — non-cash amortization of the intangibles related to our acquisitions.

•	Non-cash interest expense — ARRIS records non-cash interest expense related to the 2013 convertible debt. Disclosing the non-cash piece provides investors with the information regarding interest that will not be paid out in cash.

•	Gain on retirement of debt — during the first quarter of 2009, ARRIS repurchased a portion of their convertible debt and recognized a gain of approximately $4.2 million.

•	Adjustments of income taxes valuation allowances, R&D credits, and other discrete tax items — During the first quarter of 2010, ARRIS identified $1.2 million of discrete tax adjustment relating to state deferred tax assets. In the first quarter of 2009, a tax expense of approximately $1.5 million was recorded for state valuation allowances and research and development tax credits.
Significant Customers
The vast majority of our sales are to cable system operators worldwide. As the U.S. cable industry continued a trend toward consolidation, the six largest MSOs controlled approximately 89.9% of the triple play Revenue Generating Units (“RGU”) within the U.S. cable market (according to Dataxis in the fourth quarter 2009), thereby making our sales to those MSOs critical to our success. Our sales are substantially dependent upon a system operator’s selection of ARRIS’ network equipment, demand for increased broadband services by subscribers, and general capital expenditure levels by system operators. Our two 10% customers (including their affiliates, as applicable) are Comcast and Time Warner Cable. From time-to-time, the affiliates included in our revenues from these customers have changed as a result of mergers and acquisitions. Therefore, the revenue for ARRIS’ customers for prior periods has been adjusted to include the affiliates currently understood to be under common control. A summary of sales to these customers for the three month periods ended March 31, 2010 and 2009 are set forth below (in thousands):

	Three Months Ended March 31,
	2010	2009

Comcast and affiliates	$46,263	$65,210
% of sales	17.3%	25.7%

Time Warner Cable and affiliates	$41,065	$49,083
% of sales	15.4%	19.4%
Comparison of Operations for the Three Months Ended March 31, 2010 and 2009
Net Sales
The table below sets forth our net sales for the three months ended March 31, 2010 and 2009, for each of our segments (in thousands):

	Net Sales
	Three Months		Increase (Decrease) —
	Ended March 31,		2010 vs. 2009
	2010	2009	$	%
Business Segment:
Broadband Communications Systems	$208,653	$194,131	$14,522	7.5%
Access, Transport & Supplies	42,243	42,990	(747)	(1.7)%
Media & Communications Systems	15,801	16,397	(596)	(3.6)%

Total sales	$266,697	$253,518	$13,179	5.2%

The table below sets forth our domestic and international sales for the three months ended March 31, 2010 and 2009 (in thousands):

	Net Sales
	Three Months		Increase (Decrease) —
	Ended March 31,		2010 vs. 2009
	2010	2009	$	%
Domestic sales	$157,905	$186,025	$(28,120)	(15.1)%
International sales	108,792	67,493	41,299	61.2%

Total sales	$266,697	$253,518	$13,179	5.2%

Broadband Communication Systems Net Sales 2010 vs. 2009
During the first quarter of 2010, sales of our BCS segment products increased by approximately 7.5% as compared to the first quarter of 2009. This increase in sales primarily resulted from:
•	Higher sales to multiple customers of our CMTS products. Continued increased demand for bandwidth has driven increased demand for our CMTS products from our customers.

•	As expected, domestic sales were lower year over year, primarily as a result of lower purchases from Comcast and Time Warner.

•	International CMTS sales increased year over year, most notably in Central and Latin America, as operators deploy DOCSIS 3.0.
Access, Transport & Supplies Net Sales 2010 vs. 2009
Access, Transport and Supplies segment revenue decreased slightly (1.7%) in the first quarter of 2010, as compared to the first quarter of 2009. We anticipate a modest increase in the next quarter.
Media & Communication Systems Net Sales 2010 vs. 2009
MCS revenues also decreased slightly year over year. It is important to note that revenues for this segment can vary as revenue recognition is significantly associated with non linear purchases of licenses and customer acceptance.
Gross Margin
The table below sets forth our gross margin for the three months ended March 31, 2010 and 2009, for each of our reporting segments (in thousands):

	Gross Margin $
	Three Months Ended		Increase (Decrease)
	March 31,		2010 vs. 2009
	2010	2009	$	%
Business Segment:
Broadband Communications Systems	$94,674	$78,921	$15,753	20.0%
Access, Transport & Supplies	9,702	9,268	434	4.7%
Media & Communications Systems	8,135	7,321	814	11.1%

Total	$112,511	$95,510	$17,001	17.8%

The table below sets forth our gross margin percentages for the three months ended March 31, 2010 and 2009, for each of our business segments:

	Gross Margin %
			Percentage Point
	Three Months Ended		Increase
	March 31,		(Decrease)
	2010	2009	2010 vs. 2009
Business Segment:
Broadband Communications Systems	45.4%	40.7%	4.7
Access, Transport & Supplies	23.0%	21.6%	1.4
Media & Communications Systems	51.5%	44.6%	6.9
Total	42.2%	37.7%	4.5
Broadband Communications Systems Gross Margin 2010 vs. 2009
Broadband Communications Systems segment gross margin dollars and percentage increased year over year:
•	The increase in gross margin dollars was primarily the result of higher sales and product mix.

•	The increase in gross margin percentage in the first quarter of 2010 as compared to the first quarter of 2009 primarily reflects higher sales of our higher margin DOCSIS3.0 CMTS.
Access, Transport & Supplies Gross Margin 2010 vs. 2009
The Access, Transport & Supplies segment gross margin dollars and percentage increased year over year:
•	The increase in gross margin dollars was primarily the result of a change in product mix in the first quarter of 2010 as compared to 2009.

•	The increase in gross margin percentage was primarily the result of a change in product mix, higher gross margin on optics product lines and cost reduction initiatives late in 2009 to align production-related activities with current levels of demand.
Media & Communications Systems Gross Margin 2010 vs. 2009
Media & Communications Systems segment gross margin dollars and percentage increased year over year:
•	The increase in gross margin dollars was primarily the result of a change in product mix, in particular a higher demand of the Assurance solutions products.
Operating Expenses
The table below provides detail regarding our operating expenses (in thousands):

	Operating Expenses
	Three Months		Increase (Decrease) —
	Ended March 31,		2010 vs. 2009
	2010	2009	$	%
Selling, general, and administrative	$35,117	$35,343	$(226)	(0.6)%
Research and development	34,365	28,395	5,970	21.0%
Restructuring	52	120	(68)	(56.7)%
Amortization of intangible assets	9,022	9,263	(241)	(2.6)%

Total	$78,556	$73,121	$5,435	7.4%

Selling, General, and Administrative, or SG&A, Expenses
The year over year decrease in SG&A expense reflects:
•	Higher compensation costs, in particular sales commissions and salaries associated with increased sales personnel, offset by lower legal expenses as a result of decreased cost associated with various patents and other litigation matters.
Research & Development Expenses
We continue to aggressively invest in research and development. In 2009, we chose to incrementally invest in development associated with Video IP products. As a result, we increased our work force and acquired Digeo Inc. and EG Technology, Inc. These actions led to the year over year increase.
Restructuring Charges
On a quarterly basis, we review our existing restructuring accruals and make adjustments if necessary. We recorded a $0.1 million increase to the accruals for the first three months of 2010 and 2009.
Amortization of Intangibles
Intangibles amortization expense for the three months ended March 31, 2010 and 2009 was $9.0 million and $9.3 million, respectively. Our intangible expense is related to the acquisitions of, Digeo Inc. in October of 2009, EG Technologies in September of 2009, Auspice Corporation in August of 2008 and C-COR Incorporated in December of 2007.
Goodwill Impairment
We did not record a goodwill impairment for the three months ended March 31, 2010 or 2009, as we concluded that indicators of potential impairment did not exist. As the ongoing expected cash flows and carrying amounts of our remaining goodwill are assessed, changes in the economic conditions, changes to our business strategy, changes in operating performance or other indicators of impairment could cause us to realize additional impairment charges in the future.
Other Expense (Income)
Interest Expense
Interest expense for the first quarter 2010 and 2009 was $4.4 million and $4.5 million, respectively. Interest expense reflects the amortization of deferred finance fees and the non-cash interest component of our convertible subordinated notes, interest paid on the notes, capital leases and other debt obligations.
Loss (Gain) in Foreign Currency
During the first quarter of 2010 and 2009, we recorded a foreign currency gain of approximately $0.3 million and a loss of approximately $1.0 million, respectively. We have implemented a hedging strategy to mitigate the monetary exchange fluctuations from the time of invoicing our customers billed in foreign currency to the time of payment, and have occasionally entered into forward contracts based on a percentage of expected foreign currency receipts.
Interest Income
Interest income during the first quarter of 2010 and 2009 was $0.4 million each quarter. The income reflects interest earned on cash, cash equivalents and short-term investments.

Other Income, net
Other income, net for the three months ended March 31, 2010 and 2009 was $42 thousand and $102 thousand, respectively.
Income Taxes
In the three months ended March 31, 2010 and 2009, we recorded income tax expense of $11.4 million and $8.4 million, respectively. See Note 17 of the Notes to the Consolidated Financial Statements for additional information about income taxes.
Financial Liquidity and Capital Resources
Overview
One of our key strategies is to maintain and improve our capital structure. The key metrics we focus on are summarized in the table below:
Liquidity & Capital Resources Data

	Three Months Ended March 31,
	2010	2009
	(in thousands, except DSO and turns)
Key Working Capital Items
Cash provided by operating activities	$48,210	$13,845
Cash, cash equivalents, and short-term investments	$661,056	$424,432
Accounts receivable, net	$139,207	$155,792
Days Sales Outstanding (“DSOs”)	48	57
Inventory	$79,907	$120,774
Inventory turns	7.0	5.0

Convertible notes at face value	$261,050	$261,050
Convertible notes at book value	$214,131	$203,080

Capital Expenditures	$4,654	$5,066
Accounts Receivable & Inventory
We use the number of times per year that inventory turns over (based upon sales for the most recent period, or turns) to evaluate inventory management, and days sales outstanding, or DSOs, to evaluate accounts receivable management.
Accounts receivable and DSO decreased in the first quarter of 2010 as compared to 2009 as a result of both customer mix and payment patterns for our customers. DSOs increased from the fourth quarter 2009 as a result of higher international sales, which tend to have longer collection terms. This trend may continue.
Inventory decreased in the first quarter of 2010 as compared to the first quarter of 2009 by approximately $40.9 million. Inventory turns in the first quarter of 2010 were 7.0 as compared to 5.0 in the same period of 2009.
•	ATS inventory declined as we adjusted to lower sales levels over the past 18 months.

•	BCS inventory declined as a result of product mix and timing. We anticipate an increase in inventory levels of our BCS products to ensure adequate supply.

Summary of Current Liquidity Position and Potential for Future Capital Raising
We believe our current liquidity position, where we have approximately $660 million of cash, cash equivalents, and short-term investments on hand as of March 31, 2010, together with the prospects for continued generation of cash from operations are adequate for our short- and medium-term business needs. We may in the future elect to repurchase additional shares of our common stock or additional principal amounts of our outstanding convertible notes. In addition, a key part of our overall long-term strategy may be implemented through additional acquisitions, and a portion of these funds may be used for that purpose. Should our available funds be insufficient for those purposes, it is possible that we will raise capital through private, or public, share or debt offerings.
During the first quarter of 2009, ARRIS’ Board of Directors authorized a new plan (the “2009 Plan”), which replaced the 2008 Plan, for the Company to purchase up to $100 million of the Company’s common stock. The Company did not purchase any shares under the 2009 Plan during the first quarter of 2009.
ARRIS repurchased 250 thousand shares under the 2009 Plan of the Company’s common stock at an average price of $12.22 per share for an aggregate consideration of approximately $3.1 million during the first quarter of 2010. The remaining authorized amount of $96.9 million was not purchased.
Commitments
Our contractual obligations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009. There has been no material change to our contractual obligations during the first quarter of 2010.
Cash Flow
Below is a table setting forth the key line items of our Consolidated Statements of Cash Flows (in thousands):

	For the Three Months Ended
	March 31,
	2010	2009
Cash provided by operating activities	$48,210	$13,845
Cash used in investing activities	(44,750)	(13,330)
Cash used in financing activities	(3,981)	(11,471)

Net decrease in cash	$(521)	$(10,956)

Operating Activities:
Below are the key line items affecting cash provided by (used in) operating activities (in thousands):

	For the Three Months Ended		For the Year Ended
	March 31,		December 31,
	2010	2009	2009
Net income	$18,991	$12,882	$90,769
Adjustments to reconcile net income to cash provided by operating activities	15,143	20,907	90,338

Net income including adjustments	34,134	33,789	181,107
Decrease in accounts receivable	4,206	3,645	21,704
Decrease in inventory	15,944	8,978	38,906
(Decrease) /increase in accounts payable and accrued liabilities	(24,935)	(35,789)	4,707
All other — net	18,861	3,222	(5,447)

Cash provided by operating activities	$48,210	$13,845	$240,977

Net income including adjustments increased $345 thousand during the first quarter of 2010 as compared to 2009. Our net income before adjustments to net income increased approximately $6.1 million in the first quarter 2010 as compared to 2009. The adjustments to reconcile net income to cash provided by operating activities decreased approximately $5.8 million during the first quarter of 2010 as compared to the same period in 2009. This decrease was related to primarily three factors: (1) a gain of $4.2 million associated with the redemption of a portion of our convertible debt in the first quarter of 2009, (2) the excess income tax benefits from stock-based compensation plans increased by $2.5 million during the first quarter of 2010 as compared to an increase of $0.4 million during the same period last year, and (3) net deferred tax assets increased by $4.5 million during the first quarter of 2010 as compared to a net decrease in the net deferred tax assets of $3.5 million during the first quarter of 2009.
Accounts receivable decreased in the first quarters of 2010 and 2009. These moderate changes related to the level of sales and the timing of sales during the quarters.
Inventory decreased in the first quarter of both 2010 and 2009. The decrease was due to timing and an effort to reduce our inventory levels.
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
Investing Activities:
Below are the key line items affecting investing activities (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Capital expenditures	$(4,654)	$(5,066)
Cash paid for acquisition, net of cash acquired	—	(200)
Cash proceeds from sale of property, plant and equipment	240	—
Purchases of short-term investments	(42,436)	(23,870)
Sales of short-term investments	2,100	15,806

Cash used in investing activities	$(44,750)	$(13,330)

          Capital Expenditures
Capital expenditures are mainly for test equipment, manufacturing equipment, leasehold improvements, computer equipment, and business application software. We anticipate investing approximately $20 million in fiscal year 2010.
     Cash Paid for Acquisition
This represents the cash payments made during the quarter related to the C-COR acquisition, net of cash acquired.
     Purchases and Disposals of Short-Term Investments
This represents purchases and disposals of short-term securities.

Financing Activities:
Below are the key line items affecting our financing activities (in thousands):

	For the Three Months Ended
	March 31,
	2010	2009
Payment of debt and capital lease obligations	$(37)	$(10,592)
Repurchase of common stock	(3,059)	—
Excess income tax benefits from stock-based compensation plans	2,486	431
Repurchase of shares to satisfy tax withholdings	(5,993)	(1,807)
Proceeds from issuance of common stock, net	2,622	497

Cash used in financing activities	$(3,981)	$(11,471)

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
Repurchase of Common Stock
During the first quarter of 2009, ARRIS’ Board of Directors authorized a new plan (the “2009 Plan”), which replaced the 2008 Plan, for the Company to purchase up to $100 million of the Company’s common stock. We did not purchase any shares under the 2009 Plan during the first quarter of 2009.
ARRIS repurchased 250 thousand shares under the 2009 Plan of the Company’s common stock at an average price of $12.22 per share for an aggregate consideration of approximately $3.1 million during the first quarter of 2010. The remaining authorized amount of $96.9 million was not purchased.
Excess Income Tax Benefits from Stock-Based Compensation Plans
This represents the cash that otherwise would have been paid for income taxes if increases in the value of equity instruments also had not been deductible in determining taxable income.
Repurchase of Shares to Satisfy Tax Withholdings
This represents the minimum shares withheld to satisfy the tax withholding when restricted stock vests.
Proceeds from Issuance of Common Stock, Net
Represents cash proceeds related to the exercise of employee stock options, offset by expenses paid related to issuance of common stock.
Interest Rates
As of March 31, 2010, we did not have any floating rate indebtedness or outstanding interest rate swap agreements.

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
ARRIS executes letters of credit in favor of certain landlords and vendors to guarantee performance on lease and insurance contracts. Additionally, we have cash collateral account agreements with our financial institutions as security against potential losses with respect to our foreign currency hedging activities. The letters of credit and cash collateral accounts are reported as restricted cash. We had approximately $4.5 million outstanding of cash collateral at March 31, 2010 and December 31, 2009.
Cash, Cash Equivalents, and Investments
Our cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) are primarily held in money market funds that pay either taxable or non-taxable interest. We hold short-term investments consisting of debt securities classified as available-for-sale, which are stated at estimated fair value. These debt securities consist primarily of commercial paper, certificates of deposits, and U.S. government agency financial instruments. Additionally, as of March 31, 2010, we had approximately $2.9 million of auction rate security outstanding at fair value, classified as a trading security within our short-term investments. Because it has failed at auction, we are uncertain of when we will be able to liquidate the security. However, the Company has been provided the option to sell the security to a major financial institution at par on June 30, 2010. Therefore, ARRIS has classified the investment at short-term. The security is a single student loan issue rated AAA and is substantially guaranteed by the federal government. During the quarter ended March 31, 2010, ARRIS sold at par $2.1 million of the $5.0 million auction rate security. We have concluded that the fair value is approximately $2.9 million (including the fair value of the put options). We will continue to evaluate the fair value of this security and mark it to market accordingly.
From time to time, we held certain investments in the common stock of publicly-traded companies, which were classified as available-for-sale. As of March 31, 2010 and December 31, 2009 our holdings in these investments were $1.7 million and zero, respectively. Changes in the market value of these securities are typically recorded in other comprehensive income and gains or losses on related sales of these securities are recognized in income.
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
Capital Expenditures
Capital expenditures are made at a level designed to support the strategic and operating needs of the business. ARRIS’ capital expenditures were $4.6 million in the first quarter 2010 as compared to $5.1 million in the first quarter 2009. Management expects to invest approximately $20 million in capital expenditures for the fiscal year 2010.
Critical Accounting Policies and Estimates
The accounting and financial reporting policies of the ARRIS are in conformity with U.S. generally accepted accounting principles, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management has discussed the development and selection of the Company’s critical accounting estimates with the audit committee of the Company’s Board of Directors and the audit committee has reviewed the Company’s related disclosures.
Our critical accounting policies and estimates are disclosed in our Form 10-K for the year ended December 31, 2009, as filed with the SEC. With the exception of the recent adoption of an accounting pronouncement related to revenue recognition, as discussed below, our critical accounting estimates have not changed in any material respect during the three months ended March 31, 2010.
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
Software Sold Without Tangible Equipment — We sell internally developed software as well as software developed by outside third parties that does not require significant production, modification or customization. For arrangements that contain only software and the related post-customer support, we recognize revenue in accordance with the applicable software revenue recognition guidance. If the arrangement includes multiple elements that are software only, then the software revenue recognition guidance is applied and the fee is allocated to the various elements based on VSOE of fair value. If sufficient VSOE of fair value does not exist for the allocation of revenue to all the various elements in a multiple element software arrangement, all revenue from the arrangement is deferred until the earlier of the point at which such sufficient VSOE of fair value is established or all elements within the arrangement are delivered. If VSOE of fair value exists for all undelivered elements, but does not exist for one or more delivered elements, the arrangement consideration is allocated to the various elements of the arrangement using the residual method of accounting. Under the residual method, the amount of the arrangement consideration allocated to the delivered elements is equal to the total arrangement consideration less the aggregate fair value of the undelivered elements. Under the residual method, if VSOE exists for the undelivered element, generally PCS, the fair value of the undelivered element is deferred and recognized ratably over the term of the PCS contract, and the remaining portion of the arrangement is recognized as revenue upon delivery, which generally occurs upon delivery. If sufficient VSOE of fair value does not exist for post-contract support, revenue is recognized ratably over the term of support.
Standalone Services —Installation, training, and professional services are generally recognized in service revenues when performed.
Incentives — Customer incentive programs that include consideration, primarily rebates/credits to be used against future product purchases and certain volume discounts, have been recorded as a reduction of revenue when the shipment of the requisite equipment occurs.
Value Added Resellers - ARRIS employs the sell-in method of accounting for revenue when using a Value Added Reseller (“VAR”) as our channel to market. Because product returns are restricted, revenue under this method is recognized at the time of shipment to the VAR provided all criteria for recognition are met.
Multiple Element Arrangements — Certain customer transactions may include multiple deliverables based on the bundling of equipment, software and services. When a multiple-element arrangement exists, the fee from the arrangement is allocated to the various deliverables, to the extent appropriate, so that the proper amount can be recognized as revenue as each element is delivered. Based on the composition of the arrangement, we analyze the provisions of the accounting guidance to determine the appropriate model that is applied towards accounting for the multiple-element arrangement. If the arrangement includes a combination of elements that fall within different applicable guidance, we follow the provisions of the hierarchal literature to separate those elements from each other and apply the relevant guidance to each.
ARRIS elected to early adopt accounting standards on a prospective basis related to multiple element arrangements as discussed in Note 2 of the Notes to the Consolidated Financial Statements. The Company applies the previous applicable accounting guidance for arrangements originating prior to the adoption date of January 1, 2010.
Multiple Element Arrangements Originating Before January 1, 2010
For multiple element arrangements originating before January 1, 2010, the deliverables are separated into more than one unit of accounts when the following criteria are met: (i) the delivered element(s) have value to the customer on a stand-alone basis, (ii) objective and reliable evidence of fair value exists for the undelivered element(s), and (iii) delivery of the undelivered element(s) is probable and substantially in the control of the Company. Revenue is then allocated to each unit of accounting based on the relative fair value of each accounting unit or by using the residual method if objective evidence of fair value does not exist for the delivered element(s). If any of the criteria are not met, revenue is deferred until the criteria are met or the last element has been delivered.
For multiple element arrangements that include software or have a software-related element that is essential to the functionality of the tangible product, more than incidental but that does not involve significant production, modification or customization, we apply the provisions of the relevant software revenue recognition accounting guidance.
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
If the arrangement includes multiple elements, the fee is allocated to the various elements based on VSOE of fair value. If sufficient VSOE of fair value does not exist for the allocation of revenue to all the various elements in a multiple element arrangement, all revenue from the arrangement is deferred until the earlier of the point at which such sufficient VSOE is established or all elements within the arrangement are delivered. If VSOE of fair value exists for all undelivered elements, but does not exist for one or more delivered elements, the arrangement consideration is allocated to the various elements of the arrangement using the residual method of accounting. Under the residual method, the amount of the arrangement consideration allocated to the delivered elements is equal to the total arrangement consideration less the aggregate fair value of the undelivered elements. Using this method, any potential discount on the arrangement is allocated entirely to the delivered elements, which ensures that the amount of revenue recognized at any point in time is not overstated. Under the residual method, if VSOE exists for the undelivered element, generally PCS, the fair value of the undelivered element is deferred and recognized ratably over the term of the PCS contract, and the remaining portion of the arrangement is recognized as revenue upon delivery, which generally occurs upon delivery of the product or implementation of the system. License revenue allocated to software products, in certain circumstances, is recognized upon delivery of the software products.
Many of our products are sold in combination with customer support and maintenance services, which consist of software updates and product support. Software updates provide customers with rights to unspecified software updates that the Company chooses to develop and to maintenance releases and patches that we choose to release during the period of the support period. Product support services include telephone support, remote diagnostics, email and web access, access to on-site technical support personnel and repair or replacement of hardware in the event of damage or failure during the term of the support period. Maintenance and support service fees are recognized ratably under the straight-line method over the term of the contract, which is generally one year. We do not record receivables associated with maintenance revenues without a firm, non-cancelable order from the customer. Pursuant to the accounting requirements, we seek to establish appropriate vendor-specific objective evidence (“VSOE”) of the fair value for all service offerings. VSOE of fair value is determined based on the price charged when the same element is sold separately and based on the prices at which our customers have renewed their customer support and maintenance. For elements that are not yet being sold separately, the price established by management, if it is probable that the price, once established, will not change before the separate introduction of the element into the marketplace is used to measure VSOE of fair value for that element.
Multiple Element Arrangements Originating or Materially Modified After January 1, 2010
For multiple element arrangements (other than software sold without tangible equipment) originating or materially modified after January 1, 2010, the deliverables are separated into more than one unit of accounts when the following criteria are met: (i) the delivered element(s) have value to the customer on a stand-alone basis, and (ii) if a general right of return exits relative to the delivered item, delivery or performance of the undelivered element(s) is probable and substantially in the control of the Company.
For multiple element arrangements that contain software components and non-software components that function together to deliver the tangible product’s essential functionality, ARRIS applies the new multiple element arrangement guidance as described below.
We use BESP of the element(s) for the allocation of arrangement consideration when unable to establish VSOE or TPE. The objective of BESP is to determine the price at which ARRIS would transact a sale if the product or service were sold on a stand-alone basis. BESP is generally used for new or highly customized offerings and solutions or elements not priced within a narrow range. We determine BESP for a product or service by considering multiple factors including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives, and pricing practices. We use the relative selling price basis for the allocation of the arrangement consideration.
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
We have had investments in auction rate securities that are classified as “available-for-sale” securities. Although these securities have maturity dates of 15 to 30 years, they have characteristics of short-term investments as the interest rates reset every 7, 28, or 35 days and we have the potential to liquidate them in an auction process. Due to the short duration of these investments, a movement in market interest rates would not have a material impact on our operating results. However, it is possible that a security will fail to reprice at the scheduled auction date. In these instances, we are entitled to receive a penalty interest rate above market and the auction rate security will be held until the next scheduled auction date. ARRIS’ auction rate security has continued to fail at auction, resulting in ARRIS continuing to hold this security. Due to the current market conditions and the failure of the auction rate security to reprice, beginning in the second quarter of 2008, we recorded changes in the fair value of the instrument as an impairment charge in the Statement of Operations in the gain (loss) on investment line. During the quarter ended March 31, 2010, we recorded an increase in fair value of $15 thousand. We successfully liquidated at par $2.1 million of the auction rate security during first quarter of 2010. This particular security was held as of March 31, 2010 and December 31, 2009 as a trading security within short-term investments with a fair market value which includes the fair value of the put option of $2.9 million and $5.0 million, respectively. ARRIS may not be able to liquidate this security until a successful auction occurs, or alternatively, beginning June 30, 2010 through July 2, 2012, when we have the option to sell the security to a major financial institution.
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
We have certain international customers who are billed in their local currency. Changes in the monetary exchange rates may adversely affect our results of operations and financial condition. To manage the volatility relating to these typical business exposures, we may enter into various derivative transactions, when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. The euro and the yen are the predominant currencies of those customers who are billed in their local currency. Taking into account the effects of foreign currency fluctuations of the euro and the yen versus the dollar, a hypothetical 10% weakening of the U.S. dollar (as of March 31, 2010) would provide a gain on foreign currency of approximately $2.0 million. Conversely, a hypothetical 10% strengthening of the U.S. dollar would provide a loss on foreign currency of approximately $2.0 million. There were no material changes in this market risk since December 31, 2009. The actual impact of foreign exchange rate changes will depend on, among other factors, the timing of rate changes and changes in the volume and mix of the our business. As of March 31, 2010, we had no material contracts, other than accounts receivable, denominated in foreign currencies.
We regularly review our forecasted sales in euros and enter into option contracts when appropriate. In the event that we determine a hedge to be ineffective prior to expirations earnings may be effected by the change in the hedge value. As of March 31, 2010, we had option collars outstanding with notional amounts totaling $14.0 million euros, which mature through 2010. As of March 31, 2010, we had forward contracts outstanding with notional amounts totaling $1.5 million euros, which mature in 2010. The fair value of these option collars and forward contracts was a net asset of approximately $0.3 million as of March 31, 2010.
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
In January and February 2008, Verizon Services Corp. filed separate lawsuits against Cox and Charter alleging infringement of eight patents. In the Verizon v. Cox suit, the jury issued a verdict in favor of Cox, finding non-infringement in all patents and invalidating two of Verizon’s patents. Verizon filed a notice of appeal. The Charter suit is still pending, with trial anticipated for 2010. It is premature to assess the likelihood of a favorable outcome of the Charter case or Cox appeal, though the Cox outcome at trial increases the likelihood of a favorable Charter outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify Charter and Cox, pay royalties and/or cease utilizing certain technology.
Acacia Media Technologies Corp. sued Charter and Time Warner for allegedly infringing several patents. The case has been bifurcated, where the case for invalidity of the patents will be tried first, and if one or more patents are found to be valid, then the case for infringement will be tried. Both customers requested C-COR’s, as well as other vendors’, support under the indemnity provisions of the purchase agreements (related to video-on-demand products). It is premature to assess the likelihood of a favorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify the defendants, pay royalties and/or cease using certain technology.
V-Tran Media Technologies has filed a number of patent infringement lawsuits against 21 different parties, including suits against Comcast, Charter, Verizon, Time Warner and numerous smaller MSOs, for the alleged infringement of two patents related to a television broadcast system for selective transmission of viewer chosen programs at viewer requested times. Both patents expired in June 2008. The defendants recently received a favorable Markman ruling and are seeking dismissal of the suit. The judge has ordered the plaintiffs to update their infringement claim in light of the Markman Ruling. C-COR manufactured products that allegedly infringed on the patents. The parties are in the discovery phase of the schedule and are completing the negotiation of the protective order. It is premature to assess the likelihood of a favorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify the defendants or pay royalties. Since the patents have expired, it is unlikely ARRIS would be prohibited from using the technology.
In February 2008, several former employees of a former subsidiary of C-COR, filed a class action Fair Labor Standards Act suit against the former subsidiary and C-COR alleging that the plaintiffs were not properly paid for overtime. The proposed class could have included 1,000 cable installers and field technicians. Conditional class certification was granted. Approximately 280 people have opted-in relative to C-COR. A similar suit was filed in Ohio, which has been merged with this suit. The parties have reached a settlement with the plaintiffs (in both cases), subject to court approval.
On March 11, 2009, ARRIS filed a declaratory judgment action against British Telecom (BT) seeking to invalidate the BT patents and seeking a declaration that neither the ARRIS products, nor their use by ARRIS’ customers infringe any of the BT patents. This action arose from the assertion by BT (via their agent, IPValue), that the ARRIS products or their use by ARRIS’ customers infringed four BT patents. The suit has been stayed subject to an appeal of a ruling in favor of BT’s motion to dismiss.
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
We have substantial goodwill.
Our financial statements reflect substantial goodwill, approximately $235.3 million as of March 31, 2010, that was recognized in connection with the acquisitions that we have made. We annually (and more frequently if changes in circumstances indicate that the asset may be impaired) review the carrying amount of our goodwill in order to determine whether it has been impaired for accounting purposes. In general, if the fair value of the corresponding reporting unit’s goodwill is less that the carrying value of the goodwill, we record an impairment. The determination of fair value is dependent upon a number of factors, including assumptions about future cash flows and growth rates that are based on our current and long-term business plans. No goodwill impairment was recorded in 2009. We recorded a non cash goodwill impairment charge of $128.9 million and $80.4 million related to the ATS and MCS reporting units, respectively, during the fourth quarter of 2008. As the ongoing expected cash flows and carrying amounts of our remaining goodwill are assessed, changes in the economic conditions, changes to our business strategy, changes in operating performance or other indicators of impairment could cause us to realize additional impairment charges in the future. For additional information, see the discussion under Critical Accounting Policies in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Our business comes primarily from a few key customers. The loss of one of these customers or a significant reduction in sales to one of these customers would have a material adverse effect on our business.
Our two largest customers (including their affiliates, as applicable) are Comcast and Time Warner Cable. For the quarter ended March 31, 2010, sales to Comcast accounted for approximately 17.3% and sales to Time Warner Cable accounted for approximately 15.4% of our total revenue. The loss of either of these customers, or one of our other large customers, or a significant reduction in the products or services provided to any of them would have a material adverse impact on our business. For each of these customers, we also are one of their largest suppliers. As a result, if from time-to-time customers elect to purchase products from our competitors in order to diversify their supplier base and to dual-source key products or to curtail purchasing due to budgetary or market conditions, such decisions could have material consequences to our business. In addition, because of the magnitude of our sales to these customers the terms and timing of our sales are heavily negotiated, and even minor changes can have a significant impact upon our business.
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
Item 6. EXHIBITS

Exhibit No.	Description of Exhibit

3.2	Amended and Restated By-Laws, dated March 8, 2010, as filed on March 11, 2010 Form 8-K, Exhibit 3.2

31.1	Section 302 Certification of Chief Executive Officer, filed herewith

31.2	Section 302 Certification of Chief Financial Officer, filed herewith

32.1	Section 906 Certification of Chief Executive Officer, filed herewith

32.2	Section 906 Certification of Chief Financial Officer, filed herewith

SIGNATURES
Pursuant to the requirements the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARRIS GROUP, INC.
/s/ David B. Potts
David B. Potts
Executive Vice President, Chief Financial Officer, Chief Accounting Officer, and Chief Information Officer

Dated: May 7, 2010