Form 10-Q
period 2010-06-30
ARRIS GROUP INC
filed 2010-08-06
CIK 1141107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
For the quarter ended June 30, 2010
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
ARRIS is required to submit electronically and post on its corporate web site Interactive Data Files required to be submitted and posted pursuant to Rule 405 of regulation S-T.
As of July 30, 2010, 125,163,501 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

ARRIS GROUP, INC.
FORM 10-Q
For the Three and Six Months Ended June 30, 2010
INDEX

Page
Part I. Condensed Financial Information

Item 1. Condensed Financial Statements (unaudited)

a) Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009	2

b) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009	3

c) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009	4

d) Notes to the Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	35

Item 4. Controls and Procedures	36

Part II. Other Information

Item 1. Legal Proceedings	36

Item 1A. Risk Factors	38

Item 6. Exhibits	43

Signatures	44
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. CONDENSED FINANCIAL STATEMENTS (unaudited)
ARRIS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data) (unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$370,932	$500,565
Short-term investments, at fair value	292,421	125,031

Total cash, cash equivalents and short-term investments	663,353	625,596
Restricted cash	4,478	4,475
Accounts receivable (net of allowances for doubtful accounts of $2,495 in 2010 and $2,168 in 2009)	139,673	143,708
Other receivables	6,368	6,113
Inventories (net of reserves of $18,714 in 2010 and $22,151 in 2009)	78,830	95,851
Prepaids	10,196	11,675
Current deferred income tax assets	30,469	35,994
Other current assets	21,329	18,896

Total current assets	954,696	942,308
Property, plant and equipment (net of accumulated depreciation of $117,149 in 2010 and $106,744 in 2009)	56,128	57,195
Goodwill	235,122	235,388
Intangible assets (net of accumulated amortization of $208,766 in 2010 and $190,722 in 2009)	186,529	204,572
Investments	29,485	20,618
Noncurrent deferred income tax assets	6,127	6,759
Other assets	6,755	8,776

	$1,474,842	$1,475,616

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$72,652	$53,979
Accrued compensation, benefits and related taxes	20,696	36,936
Accrued warranty	3,539	4,265
Deferred revenue	44,913	47,044
Current portion of long-term debt	50	124
Other accrued liabilities	24,476	46,203

Total current liabilities	166,326	188,551
Long-term debt, net of current portion (net of discount of $43,136 in 2010 and $49,802 in 2009	212,914	211,248
Accrued pension	17,058	16,408
Noncurrent income taxes payable	16,523	14,815
Noncurrent deferred income tax liabilities	28,705	37,204
Other long-term liabilities	15,704	16,021

Total liabilities	457,230	484,247

Stockholders’ equity:
Preferred stock, par value $1.00 per share, 5.0 million shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share, 320.0 million shares authorized; 125.2 million and 125.6 million shares issued and outstanding in 2010 and 2009, respectively	1,405	1,388
Capital in excess of par value	1,194,829	1,183,872
Treasury stock at cost, 15.2 million shares in 2010 and 13.0 million shares in 2009	(99,645)	(75,960)
Accumulated deficit	(72,969)	(111,734)
Unrealized gain on marketable securities	217	28
Unfunded pension liability, including income tax impact of $1,169 in 2010 and 2009	(6,041)	(6,041)
Cumulative translation adjustments	(184)	(184)

Total stockholders’ equity	1,017,612	991,369

	$1,474,842	$1,475,616

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data and percentages) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales:
Products	$248,179	$249,638	$488,321	$482,572
Services	32,176	28,883	58,731	49,467

Total net sales	280,355	278,521	547,052	532,039
Cost of sales:
Products	151,873	148,250	291,693	294,292
Services	15,204	12,991	29,570	24,957

	167,077	161,241	321,263	319,249

Gross margin	113,278	117,280	225,789	212,790
Operating expenses:
Selling, general and administrative expenses	34,458	39,128	69,576	74,471
Research and development expenses	35,538	30,143	69,903	58,538
Restructuring charges	21	592	73	712
Amortization of intangible assets	9,022	9,263	18,043	18,526

Total operating expenses	79,039	79,126	157,595	152,247
Operating income	34,239	38,154	68,194	60,543
Other expense (income):
Interest expense	4,765	4,278	9,195	8,765
Loss (gain) on investments	114	(512)	(31)	(215)
Interest income	(696)	(363)	(1,070)	(748)
Loss on foreign currency	457	1,570	189	2,528
Gain on debt retirement	(115)	—	(115)	(4,152)
Other income, net	(131)	(522)	(173)	(624)

Income from continuing operations before income taxes	29,845	33,703	60,199	54,989
Income tax expense	10,071	10,794	21,434	19,198

Net income	$19,774	$22,909	$38,765	$35,791

Net income per common share:
Basic	$0.16	$0.18	$0.31	$0.29

Diluted	$0.15	$0.18	$0.30	$0.28

Weighted average common shares:
Basic	126,584	124,412	126,277	123,849

Diluted	130,690	128,054	130,334	126,482

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Six Months Ended June 30,
	2010	2009
Operating activities:
Net income	$38,765	$35,791
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,056	9,962
Amortization of intangible assets	18,043	18,526
Stock compensation expense	10,273	7,454
Deferred income tax provision (benefit)	(2,341)	3,927
Amortization of deferred finance fees	357	368
Provision for doubtful accounts	292	(10)
Gain on investments	(31)	(215)
Loss on disposal of fixed assets	32	30
Excess income tax benefits from stock-based compensation plans	(2,647)	(556)
Non-cash interest expense	5,767	5,536
Gain on debt retirement	(115)	(4,152)
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	3,743	30,971
Other receivables	(1,170)	(1,820)
Inventories	17,021	13,808
Income taxes payable/recoverable	(3,008)	1,932
Accounts payable and accrued liabilities	(19,623)	(22,316)
Prepaids and other, net	6,993	8,918

Net cash provided by operating activities	83,407	108,154

Investing activities:
Purchases of property, plant and equipment	(10,265)	(10,868)
Cash paid for acquisition, net of cash acquired	—	(200)
Cash proceeds from sale of property, plant and equipment	243	1
Purchases of short-term investments	(231,086)	(58,766)
Sales of short-term investments	55,154	33,937

Net cash used in investing activities	(185,954)	(35,896)

Financing activities:
Payment of debt obligations	(74)	(72)
Early redemption of long-term debt	(4,800)	(10,556)
Repurchase of common stock	(23,685)	—
Excess income tax benefits from stock-based compensation plans	2,647	556
Repurchase of shares to satisfy tax withholdings	(6,425)	(2,180)
Proceeds from issuance of common stock, net	5,251	6,946

Net cash used in financing activities	(27,086)	(5,306)

Net (decrease) increase in cash and cash equivalents	(129,633)	66,952
Cash and cash equivalents at beginning of period	500,565	409,894

Cash and cash equivalents at end of period	$370,932	$476,846

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Note 2. Impact of Recently Adopted Accounting Standards
In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance requiring additional fair value disclosures for significant transfers between levels of the fair value hierarchy and gross presentation of items within the Level 3 reconciliation. This guidance also clarifies that entities need to disclose fair value information for each class of asset and liability measured at fair value and that valuation techniques need to be provided for all non-market observable measurements. Our adoption of this guidance did not impact the Company’s consolidated financial statements.
In June 2009, FASB issued authoritative guidance regarding the consolidation of variable interest entities. This update was adopted on January 1, 2010 and did not have a material impact on the Company’s consolidated financial statements.
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

Note 3. Change in Significant Accounting Policies
ARRIS’ significant accounting policies are disclosed in the Company’s Form 10-K for the year ended December 31, 2009, as filed with the SEC. The following discussion addresses a change in the Company’s revenue recognition accounting policy.
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

Software Sold Without Tangible Equipment — ARRIS sells internally developed software as well as software developed by outside third parties that does not require significant production, modification or customization. For arrangements that contain only software and the related post-contract support, the Company recognizes revenue in accordance with the applicable software revenue recognition guidance. If the arrangement includes multiple elements that are software only, then the software revenue recognition guidance is applied and the fee is allocated to the various elements based on vendor-specific objective evidence (“VSOE”) of fair value. If sufficient VSOE of fair value does not exist for the allocation of revenue to all the various elements in a multiple element software arrangement, all revenue from the arrangement is deferred until the earlier of the point at which such sufficient VSOE of fair value is established or all elements within the arrangement are delivered. If VSOE of fair value exists for all undelivered elements, but does not exist for one or more delivered elements, the arrangement consideration is allocated to the various elements of the arrangement using the residual method of accounting. Under the residual method, the amount of the arrangement consideration allocated to the delivered elements is equal to the total arrangement consideration less the aggregate fair value of the undelivered elements. Under the residual method, if VSOE exists for the undelivered element, generally post contract support (“PCS”), the fair value of the undelivered element is deferred and recognized ratably over the term of the PCS contract, and the remaining portion of the arrangement is recognized as revenue upon delivery. If sufficient VSOE of fair value does not exist for PCS, revenue is recognized ratably over the term of support.
Standalone Services —Installation, training, and professional services are generally recognized in service revenues when performed.
Incentives — Customer incentive programs that include consideration, primarily rebates/credits to be used against future product purchases and certain volume discounts, have been recorded as a reduction of revenue when the shipment of the requisite equipment occurs.
Value Added Resellers — ARRIS employs the sell-in method of accounting for revenue when using a Value Added Reseller (“VAR”) as our channel to market. Because product returns are restricted, revenue under this method is recognized at the time of shipment to the VAR provided all criteria for recognition are met.
Multiple Element Arrangements — Certain customer transactions may include multiple deliverables based on the bundling of equipment, software and services. When a multiple element arrangement exists, the fee from the arrangement is allocated to the various deliverables, to the extent appropriate, so that the proper amount can be recognized as revenue as each element is delivered. Based on the composition of the arrangement, the Company analyzes the provisions of the accounting guidance to determine the appropriate model that is applied towards accounting for the multiple element arrangement. If the arrangement includes a combination of elements that fall within different applicable guidance, ARRIS follows the provisions of the hierarchal literature to separate those elements from each other and apply the relevant guidance to each.
For multiple element arrangements that include software or have a software-related element that is essential to the functionality of the tangible product, more than incidental but that does not involve significant production, modification or customization, the Company applies, and will continue to apply the provisions of the relevant software revenue recognition accounting guidance for arrangements originating before January 1, 2010 that continue to effective after January 1, 2010.
For multiple element arrangements that include software or have a software-related element that is more than incidental and does involve significant production, modification or customization, revenue is recognized using the contract accounting guidelines by applying the percentage of completion or completed contract method. The Company recognizes software license and associated professional services revenue for its mobile workforce management software license product installations using the percentage of completion method of accounting as the Company believes that its estimates of costs to complete and extent of progress toward completion of such contracts are reliable. For certain software license arrangements where professional services are being provided and are deemed to be essential to the functionality or are for significant production, modification, or customization of the software product, both the software and the associated professional service revenue are recognized using the completed contract method if the Company does not have the ability to reasonably estimate contract costs at the inception of the contracts. Under the completed contract method, revenue is recognized when the contract is complete, and all direct costs and related revenues are deferred until that time. The entire amount of an estimated loss on a contract is accrued at the time a loss on a contract is projected. Actual profits and losses may differ from these estimates.
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
Many of ARRIS’ products are sold in combination with customer support and maintenance services, which consist of software updates and product support. Software updates provide customers with rights to unspecified software updates that ARRIS chooses to develop and to maintenance releases and patches that the Company chooses to release during the period of the support period. Product support services include telephone support, remote diagnostics, email and web access, access to on-site technical support personnel and repair or replacement of hardware in the event of damage or failure during the term of the support period. Maintenance and support service fees are recognized ratably under the straight-line method over the term of the contract, which is generally one year. The Company does not record receivables associated with maintenance revenues without a firm, non-cancelable order from the customer. VSOE of the fair value for all service offerings. VSOE of fair value is determined based on the price charged when the same element is sold separately and based on the prices at which our customers have renewed their customer support and maintenance. For elements that are not yet being sold separately, the price established by management, if it is probable that the price, once established, will not change before the separate introduction of the element into the marketplace is used to measure VSOE of fair value for that element.
The Company elected to early adopt accounting standards on a prospective basis related to multiple element arrangements as discussed in Note 2 of the Notes to the Consolidated Financial Statements. The Company applies the previous applicable accounting guidance for arrangements originating prior to the adoption date of January 1, 2010.
Below is a comparison of: 1) units of accounting, 2) allocation of arrangement consideration and 3) timing of revenue recognition applying the old and new guidance.
Units of Accounting:
Before January 1, 2010: For multiple element arrangements originating before January 1, 2010, the deliverables are separated into more than one unit of accounts when the following criteria are met: (i) the delivered element(s) have value to the customer on a stand-alone basis, (ii) objective and reliable evidence of fair value exists for the undelivered element(s), and (iii) delivery of the undelivered element(s) is probable and substantially in the control of the Company.
After December 31, 2009: For multiple element arrangements (other than software sold without tangible equipment) originating or materially modified after January 1, 2010, the deliverables are separated into more than one unit of accounting when the following criteria are met: (i) the delivered element(s) have value to the customer on a stand-alone basis, and (ii) if a general right of return exits relative to the delivered item, delivery or performance of the undelivered element(s) is probable and substantially in the control of the Company.
Adoption of the new standard did not alter the Company’s assessment of units of accounting as defined by the guidance, because ARRIS historically has had objective and reliable fair value for undelivered elements.
Allocation of Arrangement Consideration:
Before January 1, 2010: Revenue is allocated to each unit of accounting based on the relative fair value of each accounting unit or by using the residual method if objective evidence of fair value does not exist for the delivered element(s).
After December 31, 2009: The Company uses best estimated selling price (“BESP”) of the element(s) for the allocation of arrangement consideration when unable to establish VSOE or third-party evidence of selling price (“TPE”). The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. BESP is generally used for new or highly customized offerings and solutions or elements not priced within a narrow range. The Company determines BESP for a product or service by considering multiple factors including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives, and pricing practices. The Company uses the relative selling price basis for the allocation of the arrangement consideration.
There was not a material difference in the amount of revenue recorded applying either the old or new guidance. This is attributable to the lack of material difference between allocations using the residual method and the relative selling price method.
Timing of Revenue Recognition:
As discussed above, the Company did not have any material changes to the identified units of accounting, nor to the allocation of revenue to those units, during the reporting period that would have materially affected the timing of the recognition of revenue.
Note 4. Investments
ARRIS’ investments as of June 30, 2010 and December 31, 2009 consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2010	2009
Current Assets:
Trading securities	$—	$4,970
Available-for-sale securities	292,421	120,061

	292,421	125,031
Noncurrent Assets:
Available-for-sale securities	25,485	16,618
Cost method investments	4,000	4,000

	29,485	20,618

Total	$321,906	$145,649

ARRIS’ investments in debt and marketable equity securities are categorized as trading or available-for-sale. The Company currently does not hold any held-to-maturity securities. Realized and unrealized gains and losses on trading securities and realized gains and losses on available-for-sale securities are included in net income. Unrealized gains and losses on available-for-sale securities are included in our consolidated balance sheet as a component of accumulated other comprehensive income (loss). Realized and unrealized gains and losses in total and by individual investment as of June 30, 2010 and December 31, 2009 were not material. The amortized cost basis of the Company’s investments approximates fair value.
As of June 30, 2010 and December 31, 2009, ARRIS’ cost method investment is an investment in a private company, which is recorded at cost of $4.0 million. Each quarter ARRIS evaluates its investment for any other-than-temporary impairment, by reviewing the current revenues, bookings and long-term plan of the private company. In the third quarter of 2009, the private company raised additional financing at the same price and terms that ARRIS had invested. As of June 30, 2010, ARRIS believes there has been no other-than-temporary impairment but will continue to evaluate the investment for impairment. Due to the fact the investment is in a private company, ARRIS is exempt from estimating the fair value. However, ARRIS is required to estimate the fair value if there has been an identifiable event or change in circumstance that may have a significant adverse effect on the fair value of the investment.
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
The following table presents the Company’s investment assets measured at fair value on a recurring basis as of June 30, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total

Current investments	$120,109	172,312	—	292,421
Non-current investments	5,888	19,596	—	25,484
Foreign currency contracts	1,529	—	—	1,529

Total	$127,526	191,908	—	319,434

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
The table below includes a roll-forward of the Company’s auction rate securities that was previously classified as a Level 3 in the fair value hierarchy (in thousands):

Level 3
Estimated fair value January 1, 2010	$4,970
First quarter 2010 change in fair value	15
First quarter 2010 disposal	(2,100)
Second quarter 2010 change in fair value	15
Second quarter 2010 disposal	(2,900)

Fair value June 30, 2010	$—

ARRIS had $0 and $5.0 million invested in an auction rate security at June 30, 2010 and December 31, 2009, respectively. During the quarter ended June 30, 2010, ARRIS sold at par the remaining $2.9 million of the auction rate security.
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
The fair values of ARRIS’ derivative instruments recorded in the Consolidated Balance Sheet as of June 30, 2010 were as follows (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Other current assets	$1,529	Other accrued liabilities	$219
The change in the fair values of ARRIS’ derivative instruments recorded in the Consolidated Statements of Operations during the three and six months ended June 30, 2010 and 2009 were as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Statement of Operations Location	2010	2009	2010	2009
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Loss (gain) on foreign currency	$(1,384)	$2,755	$(1,993)	$1,675
Note 7. Pension Benefits
Components of Net Periodic Pension Cost (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Service cost	$68	$245	$136	$490
Interest cost	529	530	1,057	1,060
Expected gain on plan assets	(380)	(281)	(760)	(563)
Amortization of prior service cost	65	115	130	231
Amortization of net loss	70	119	140	238

Net periodic pension cost	$352	$728	$703	$1,456

Employer Contributions
No minimum funding contributions are required in 2010 under the Company’s defined benefit plan. However, the Company made voluntary contributions to the plan of approximately $27 thousand and $53 thousand for the three and six months ended June 30, 2010, respectively. Additionally, the Company has established two rabbi trusts to fund the Company’s pension obligations under the non-qualified plan of the Chief Executive Officer and certain executive officers. The balance of these rabbi trust assets as of June 30, 2010 was approximately $12.4 million and is included in Investments on the Consolidated Balance Sheets.
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
Information regarding the changes in ARRIS’ aggregate product warranty liabilities for the six months ended June 30, 2010 was as follows (in thousands):

Balance at December 31, 2009	$7,679
Accruals related to warranties (including changes in estimates)	1,330
Settlements made (in cash or in kind)	(2,320)

Balance at June 30, 2010	$6,689

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

(in thousands)
Balance as of December 31, 2009	$1,890
Q1 2010 payments	(93)
Q1 2010 adjustments to accrual	—
Q2 2010 payments	(94)
Q2 2010 adjustments to accrual	—

Balance as of June 30, 2010	$1,703

During the second quarter of 2009, ARRIS consolidated two facilities in Colorado. The consolidation allowed the Company to combine its sales force and create a unified presence in the Denver area business community. This consolidation resulted in a restructuring charge of approximately $212 thousand in 2009 related to lease commitments and the write-off of leasehold improvements and other fixed assets. The remaining payments were made in the second quarter of 2010.

(in thousands)
Balance as of December 31, 2009	$53
Q1 2010 payments	(46)
Q1 2010 adjustments to accrual	8
Q2 2010 payments	(37)
Q2 2010 adjustments to accrual	22

Balance as of June 30, 2010	$—

During the fourth quarter of 2009, the Company implemented a restructuring initiative to align its workforce and operating costs with current business opportunities within the ATS segment. The restructuring affected 33 employees.

(in thousands)
Balance as of December 31, 2009	$835
Q1 2010 payments	(797)
Q1 2010 adjustments to accrual	44
Q2 2010 payments	(73)
Q2 2010 adjustments to accrual	—

Balance as of June 30, 2010	$9

Note 10. Inventories
Inventories are stated at the lower of average cost, approximating first-in, first-out, or market. The components of inventory were as follows, net of reserves (in thousands):

	June 30,	December 31,
	2010	2009
Raw material	14,099	14,665
Work in process	3,873	3,480
Finished goods	60,858	77,706

Total inventories, net	$78,830	$95,851

Note 11. Property, Plant and Equipment
Property, plant and equipment, at cost, consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009
Land	$2,612	$2,612
Building and leasehold improvements	23,223	22,304
Machinery and equipment	147,442	139,023

	173,277	163,939
Less: Accumulated depreciation	(117,149)	(106,744)

Total property, plant and equipment, net	$56,128	$57,195

Note 12. Convertible Senior Notes
In 2006, the Company issued $276.0 million of 2% convertible senior notes due 2026. The notes are convertible, at the option of the holder, based on an initial conversion rate, subject to adjustment, of 62.1504 shares per $1,000 principal amount (which represents an initial conversion price of approximately $16.09 per share of our common stock), into cash up to the principal amount and, if applicable, shares of the Company’s common stock, cash or a combination thereof. The notes may be converted during any calendar quarter in which the closing price of ARRIS’ common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect at that time (which, based on the current conversion price, would be $19.31) and upon the occurrence of certain other events. Upon conversion, the holder will receive the principal amount in cash and an additional payment, in either cash or stock at the option of the Company. The additional payment will be based on a formula which calculates the difference between the initial conversion rate ($16.09) and the market price at the date of the conversion. As of August 6, 2010, the notes could not be converted by the holders thereof. Interest is payable on May 15 and November 15 of each year. The Company may redeem the notes at any time on or after November 15, 2013, subject to certain conditions. In addition, the holders may require the Company to purchase all or a portion of their convertible notes on or after November 13, 2013. There are no significant financial covenants related to the notes.
As of June 30, 2010 and December 31, 2009, the face value of the outstanding notes was $256.1 million and $261.1 million, respectively. During the second quarter of 2010, the Company acquired $5.0 million face value of the notes for approximately $4.8 million. The Company also wrote off approximately $49 thousand of deferred finance fees associated with the portion of the notes acquired. As a result, the Company realized a gain of approximately $115 thousand on the retirement of the notes.
In May 2008, the FASB issued new guidance on accounting for convertible debt instruments that may be settled in cash upon conversion. The guidance requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The resulting debt discount is accreted over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. The adoption of the guidance on January 1, 2009 affected the accounting treatment of the notes. Upon adoption, the Company recorded an adjustment to increase additional paid-in capital as of the November 6, 2006 issuance date by approximately $87.3 million. The Company is accreting the resulting debt discount to interest expense over the estimated seven year life of the convertible notes, which represents the first redemption date of November 15, 2013 when the Company may redeem the notes at its election or the note holders may require their redemption. The Company recorded a pre-tax adjustment of approximately $23.0 million to retained earnings that represents the debt discount accretion during the years ending December 31, 2006, 2007 and 2008. During the year ended December 31, 2009, the Company recognized non-cash interest expense of $11.1 million, and will recognize additional non-cash interest expense of $11.7 million, $12.6 million, $13.6 million and $11.0 million during the years ending December 31, 2010, 2011, 2012 and 2013, respectively, for accretion of the debt discount, to the extent that the convertible notes remain outstanding. The carrying value (net of unamortized discount) of the outstanding notes as of June 30, 2010 and December 31, 2009 was $212.9 million and $211.2 million, respectively.

The Company paid approximately $7.8 million of finance fees related to the issuance of the notes. Of the $7.8 million, approximately $2.5 million was attributed to the equity component of the convertible debt instrument. The portion related to the debt issuance costs are being amortized over seven years. The remaining balance of unamortized financing costs from these notes as of June 30, 2010 and December 31, 2009 was $2.4 million and $2.8 million, respectively.
The Company has not paid cash dividends on its common stock since its inception.
Note 13. Comprehensive Income
Total comprehensive income represents the net change in stockholders’ equity during a period from sources other than transactions with stockholders. For ARRIS, the components of comprehensive income include the unrealized gain (loss) on marketable securities. The components of comprehensive income for the three and six months ended June 30, 2010 and 2009 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$19,774	$22,909	$38,765	$35,791
Changes in the following equity accounts:
Unrealized gain on marketable securities	214	211	188	113

Comprehensive income	$19,988	$23,120	$38,953	$35,904

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

The table below presents information about the Company’s reporting segments for the three and six months ended June 30, 2010 and 2009 (in thousands):

	BCS	ATS	MCS	Total
Three Months Ended June 30, 2010:
Net sales	$217,090	$48,336	$14,929	$280,355
Gross margin	92,805	13,149	7,324	113,278
Amortization of intangible assets	397	5,259	3,366	9,022

Three Months Ended June 30, 2009:
Net sales	$211,770	$43,467	$23,284	$278,521
Gross margin	92,713	9,815	14,752	117,280
Amortization of intangible assets	—	5,654	3,609	9,263

Six Months Ended June 30, 2010:
Net sales	$425,745	$90,578	$30,729	$547,052
Gross margin	187,479	22,851	15,459	225,789
Amortization of intangible assets	794	10,518	6,731	18,043

Six Months Ended June 30, 2009:
Net sales	$405,901	$86,457	$39,681	$532,039
Gross margin	171,635	19,082	22,073	212,790
Amortization of intangible assets	—	11,308	7,218	18,526
The Company’s gross intangible assets and goodwill by reportable segment as of June 30, 2010 has not materially changed from December 31, 2009.
Note 15. Sales Information
The Company’s two largest customers (including their affiliates, as applicable) are Comcast and Time Warner Cable. Over the past year, certain customers’ beneficial ownership may have changed as a result of mergers and acquisitions. Therefore the revenue for ARRIS’ customers for prior periods has been adjusted to include the affiliates under common control. A summary of sales to these customers for the three and six month periods ended June 30, 2010 and 2009 are set forth below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Comcast	$66,265	$96,658	$112,528	$161,868
% of sales	23.6%	34.7%	20.6%	30.4%

Time Warner Cable	$52,896	$52,883	$93,961	$101,967
% of sales	18.9%	19.0%	17.2%	19.2%
ARRIS sells its products primarily in the United States. The Company’s international revenue is generated from Asia Pacific, Europe, Latin America and Canada. The Asia Pacific market primarily includes China, Hong Kong, Japan, Korea, Singapore, and Taiwan. The European market primarily includes Austria, Belgium, France, Germany, the Netherlands, Norway, Poland, Portugal, Spain, Sweden, Switzerland, Great Britain, Ireland, Turkey, Russia, Romania, Hungry and Israel. The Latin American market primarily includes Argentina, Brazil, Chile, Columbia, Mexico, Peru, Puerto Rico, Ecuador, Honduras, Costa Rica, Panama, Jamaica, and Bahamas. Sales to international customers were approximately $92.6 million, or 33.0% of total sales, for the three months ended June 30, 2010. International sales during the same period in 2009 were $73.7 million, or 26.5% of total sales. For the six months ended June 30, 2010 and 2009 sales to international customers were $201.4 million and $141.2 million, or 36.8% and 26.5%, respectively.
Note 16. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the periods indicated (in thousands except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Basic:
Net income	$19,774	$22,909	$38,765	$35,791

Weighted average shares outstanding	126,584	124,412	126,277	123,849

Basic earnings per share	$0.16	$0.18	$0.31	$0.29

Diluted:
Net income	$19,774	$22,909	$38,765	$35,791

Weighted average shares outstanding	126,584	124,412	126,277	123,849
Net effect of dilutive equity awards	4,106	3,642	4,057	2,633

Total	130,690	128,054	130,334	126,482

Diluted earnings per share	$0.15	$0.18	$0.30	$0.28

The Company has $256.1 million of convertible senior notes outstanding at June 30, 2010. Upon conversion, ARRIS will satisfy at least the principal amount in cash, rather than common stock. This reduced the potential earnings dilution to only include the conversion premium, which is the difference between the conversion price per share of common stock and the average share price. The average share price in 2010 and 2009 was less than the conversion price of $16.09 and, consequently, did not result in dilution.
Excluded from the dilutive securities described above are employee stock options to acquire approximately 2.7 million shares and 2.8 million shares for the three and six months ended June 30, 2010, respectively. During the same periods in 2009, approximately 3.3 million shares and 5.4 million shares, respectively, were excluded from the dilutive securities above. These exclusions are made if the exercise price of these options is greater than the average market price of the common stock for the period, or if the Company has net losses, both of which have an anti-dilutive effect.
Note 17. Income Taxes
The overall effective income tax rate, including all discrete items, for the first half of 2010 was 35.6%, compared to 34.9% for the first six months of 2009. The increase in the tax rate is primarily attributable to the expiration of the tax legislation that permits the Company to claim Research and Development tax credits. This legislation expired at December 31, 2009, and has yet to be extended for 2010.
The Company anticipates that the effective tax rate for full year 2010 for non-discrete items, excluding the benefit from research and development tax credit legislation, will be approximately 35%.
Note 18. Repurchases of ARRIS Common Stock
During the first quarter of 2009, ARRIS’ Board of Directors authorized a plan for the Company to repurchase up to $100 million of the Company’s common stock. The Company did not repurchase any shares under the plan during 2009. During the first quarter of 2010, ARRIS repurchased 250 thousand shares of the Company’s common stock at an average price of $12.22 per share for an aggregate consideration of approximately $3.1 million. During the second quarter of 2010, ARRIS repurchased 1.9 million shares of the Company’s common stock at an average price of $10.82 per share for an aggregate consideration of approximately $20.6 million. As of June 30, 2010, the remaining authorized amount for future repurchases was $76.3 million.
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
We operate our business in three segments:
•	Broadband Communications Systems (“BCS”)

•	Access, Transport & Supplies (“ATS”)

•	Media & Communications Systems (“MCS”)
A detailed description of each segment is contained in “Our Principal Products” in our Form 10-K for the year ended December 31, 2009.
Our Strategy and Key Highlights
Our long-term business strategy, “Convergence Enabled,” includes the following key elements:
•	Maintain a strong capital structure, mindful of our debt (which could potentially be repaid in 2013), share repurchase opportunities and other capital needs including mergers and acquisitions.

•	Grow our current business into a more complete portfolio including a strong video product suite.

•	Continue to invest in the evolution toward enabling true network convergence onto an all IP platform.

•	Continue to expand our product/service portfolio through internal developments, partnerships and acquisitions.

•	Expand our international business and begin to consider opportunities in markets other than cable.

•	Continue to invest in and evolve the ARRIS talent pool to implement these strategies.
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
Below are some key highlights relative to our second quarter and first half of 2010:
Financial Highlights
•	Sales in the second quarter and first half 2010 were $280.4 million and $547.1 million, respectively, up 0.7% and 2.8% from the same periods in 2009. The increase in sales is primarily attributable to higher sales of DOCSIS 3.0 EMTAs as operators are accelerating higher bandwidth services. We anticipate that this trend will continue for the remainder of 2010. In the third quarter 2010, we anticipate increased EMTA sales, increased MCS sales and a modest decline in our CMTS sales.

•	Gross margin percentage was 40.4% in the second quarter, which compares to 42.1% in the second quarter 2009 and 42.2% in the first quarter 2010. The decline reflects a change in mix, in particular higher sales of our EMTAs. In third quarter 2010 we anticipate that gross margin percentage will be in the mid to high 30% range. The decline reflects a continued change in mix with higher sales of EMTAs (which have lower than average margins) and lower sales of CMTSs (which have higher than average margins). Our estimates for the third quarter also anticipate higher MCS sales (which have higher than average margins), which are dependent on certain customer acceptances.

•	We ended the second quarter 2010 with $663.4 million of cash, cash equivalents and short-term investments. We generated approximately $35.2 million of cash from operating activities in the second quarter 2010 and $83.4 million during the first half of 2010.

•	In the first half of 2010, we repurchased 2.2 million shares (1.9 million in the second quarter) of our common stock at an average price of $10.99 per share for an aggregate consideration of approximately $23.7 million.

•	In the second quarter 2010, we used $4.8 million of cash to retire $5.0 million principal amount of our convertible debt. We recorded a pre-tax net gain of $115 thousand in the second quarter as a result of the retirement.
Product Line Highlights
•	Broadband Communications Systems
CMTS
o	Downstream port shipments were approximately 41 thousand in the second quarter of 2010 and 76 thousand through the first half of 2010.

o	DOCSIS 3.0 equipment has had wide market acceptance

o	Worldwide market share leader for the last two quarters of 2009 (source: Infonetics)

o	Good progress on the development of new generation CMTS products which operators can use for voice IP video, data, and voice
CPE
o	1.4 million and 2.6 million CPE units were shipped in the second quarter and first half of 2010, respectively.

o	Shipments of DOCSIS 3.0 EMTAs increased to 24.5% of the total EMTA unit shipments in the second quarter of 2010 as compared to 5.3% in the same quarter last year.

o	Maintained number one EMTA market share for 20 consecutive quarters (source: Infonetics).

o	Good progress on the development of our IP Multimedia gateway.
•	Access, Transport & Supplies
o	Sales increased 11.2% and 14.4% in the second quarter 2010 as compared to the second quarter 2009 and the first quarter 2010, respectively. The increases reflect higher professional services sales and a modest improvement in infrastructure spending.

o	Gross margin increased to 27.2% in the second quarter 2010 from 22.6% in the second quarter 2009 and 23.0% in the first quarter 2010. A shift in product mix coupled with the impact of cost reduction activities at our factory in Mexico led to the improvement.

o	First residential RFoG deployment.

o	RFoG and EPON field trials at multiple MSOs in North America and Europe.
•	Media & Communications Systems
o	Sales in the second quarter were $14.9 million, down year over year from $23.3 million. We anticipate an increase in the third quarter 2010 tied to customer acceptances of certain key projects.

o	We recorded our first revenue related to our FMC product offering in the second quarter 2010.

o	Strong acceptance of WorkAssure projects.

o	Significant deployments of Converged Media Manager.
Non-GAAP Measures
As part of our ongoing review of financial information related to our business, we regularly use Non-GAAP measures, in particular Non-GAAP earnings per share, as we believe they provide a meaningful insight into our business and trends. We also believe that these Non-GAAP measures provide readers of our financial statements with useful information and insight with respect to the results of our business. However, the presentation of Non-GAAP information is not intended to be considered in isolation or as a substitute for results prepared in accordance with GAAP. Below are tables for the three and six months ended June 30, 2010 and 2009 which detail and reconcile GAAP and Non-GAAP earnings per share:

	For the Three Months Ended June 30, 2010
		Operating	Operating	Other (Income)	Income Tax
(in thousands, except per share data)	Gross Margin	Expense	Income	Expense	Expense	Net Income

GAAP	$113,278	$79,039	$34,239	$4,394	$10,071	$19,774
Stock compensation expense	481	(5,272)	5,753	—	—	5,753
Acquisition costs, restructuring, and integration costs	—	(21)	21	—	—	21
Amortization of intangible assets	—	(9,022)	9,022	—	—	9,022
Non-cash interest expense	—	—	—	(2,884)	—	2,884
Gain on repurchase of debt	—	—	—	115	—	(115)
Tax related to items above	—	—	—	—	6,170	(6,170)
Adjustments of income tax valuation allowances, R&D credits, and other discrete tax items	—	—	—	—	351	(351)

Non-GAAP	$113,759	$64,724	$49,035	$1,625	$16,592	$30,818

GAAP net income per share — diluted						$0.15

Non-GAAP net income per share — diluted						$0.24

GAAP weighted average common shares — diluted						130,690

Non-GAAP weighted average common shares — diluted						130,690

	For the Six Months Ended June 30, 2010
		Operating	Operating	Other (Income)	Income Tax
(in thousands, except per share data)	Gross Margin	Expense	Income	Expense	Expense	Net Income

GAAP	$225,789	$157,595	$68,194	$7,994	$21,435	$38,765
Stock compensation expense	914	(9,360)	10,274	—	—	10,274
Acquisition costs, restructuring, and integration costs	—	(73)	73	—	—	73
Amortization of intangible assets	—	(18,044)	18,044	—	—	18,044
Non-cash interest expense	—	—	—	(5,767)	—	5,767
Gain on repurchase of debt	—	—	—	115	—	(115)
Tax related to items above	—	—	—	—	11,675	(11,675)
Adjustments of income tax valuation allowances, R&D credits, and other discrete tax items	—	—	—	—	(871)	871

Non-GAAP	$226,703	$130,118	$96,585	$2,342	$32,239	$62,004

GAAP net income per share — diluted						$0.30

Non-GAAP net income per share — diluted						$0.48

GAAP weighted average common shares — diluted						130,334

Non-GAAP weighted average common shares — diluted						130,334

	For the Three Months Ended June 30, 2009
		Operating	Operating	Other (Income)	Income Tax
(in thousands, except per share data)	Gross Margin	Expense	Income	Expense	Expense	Net Income

GAAP	$117,280	$79,126	$38,154	$4,451	$10,794	$22,909
Stock compensation expense	366	(3,687)	4,053	—	—	4,053
Acquisition costs, restructuring, and integration costs	—	(592)	592	—	—	592
Amortization of intangible assets	—	(9,263)	9,263	—	—	9,263
Non-cash interest expense	—	—	—	(2,718)	—	2,718
Tax related to items above	—	—	—	—	5,322	(5,322)

Non-GAAP	$117,646	$65,584	$52,062	$1,733	$16,116	$34,213

GAAP net income per share — diluted						$0.18

Non-GAAP net income per share — diluted						$0.27

GAAP weighted average common shares — diluted						128,054

Non-GAAP weighted average common shares — diluted						128,054

	For the Six Months Ended June 30, 2009
		Operating	Operating	Other (Income)	Income Tax
(in thousands, except per share data)	Gross Margin	Expense	Income	Expense	Expense	Net Income

GAAP	$212,790	$152,247	$60,543	$5,554	$19,198	$35,791
Stock compensation expense	669	(6,785)	7,454	—	—	7,454
Acquisition costs, restructuring, and integration costs	—	(712)	712	—	—	712
Amortization of intangible assets	—	(18,526)	18,526	—	—	18,526
Non-cash interest expense	—	—	—	(5,536)	—	5,536
Gain on repurchase of debt	—	—	—	4,152	—	(4,152)
Tax related to items above	—	—	—	—	8,968	(8,968)
Adjustments of income tax valuation allowances, R&D credits, and other discrete tax items	—	—	—	—	(1,455)	1,455

Non-GAAP	$213,459	$126,224	$87,235	$4,170	$26,711	$56,354

GAAP net income per share — diluted						$0.28

Non-GAAP net income per share — diluted						$0.45

GAAP weighted average common shares — diluted						126,482

Non-GAAP weighted average common shares — diluted						126,482

In managing and reviewing our business performance, we exclude a number of items required by GAAP. Management believes that excluding these items mentioned below is useful in understanding the trends and managing our operations. We provide these supplemental non-GAAP measures in order to assist the investment community to see ARRIS through the “eyes of management,” and therefore enhance understanding of ARRIS’ operating performance. These adjustments consist of:
•	Stock compensation expense — ARRIS records non-cash compensation expense related to grants of options and restricted stock. Depending upon the size, timing and the terms of the grants, this non-cash compensation expense may vary significantly.

•	The acquisition costs, restructuring, and integration costs, although they or similar items might recur, are of a nature and magnitude that identifying them separately provides investors with a greater ability to project ARRIS’ future performance.

•	Amortization of intangibles — non-cash amortization of the intangibles related to our acquisitions.

•	Non-cash interest expense — ARRIS records non-cash interest expense related to the convertible debt. Disclosing the non-cash piece provides investors with the information regarding interest that will not be paid out in cash.

•	Gain on retirement of debt — ARRIS repurchased a portion of their convertible debt and recognized a gain of approximately $0.1 million in the second quarter of 2010 and a gain of approximately $4.2 million in the first quarter of 2009.

•	Adjustments of income taxes valuation allowances, R&D credits, and other discrete tax items — Included in the second quarter 2010 was a net discrete tax benefit of $0.3 million attributable to certain federal deferred tax assets. Included in the first quarter 2010 was a discrete tax expense of $1.2 million relating to state deferred tax assets. In the first quarter of 2009, a discrete tax expense of approximately $1.5 million was recorded for state valuation allowances and research and development tax credits.
Significant Customers
The vast majority of our sales are to cable system operators worldwide. As the U.S. cable industry continued a trend toward consolidation, the six largest MSOs controlled approximately 87.5% of the triple play Revenue Generating Units (“RGU”) within the U.S. cable market (according to Dataxis in the first quarter 2010), thereby making our sales to those MSOs critical to our success. Our sales are substantially dependent upon a system operator’s selection of ARRIS’ network equipment, demand for increased broadband services by subscribers, and general capital expenditure levels by system operators. Our two 10% customers (including their affiliates, as applicable) are Comcast and Time Warner Cable. From time-to-time, the affiliates included in our revenues from these customers have changed as a result of mergers and acquisitions. Therefore, the revenue for ARRIS’ customers for prior periods has been adjusted to include the affiliates currently understood to be under common control. A summary of sales to these customers for the three and six month periods ended June 30, 2010 and 2009 are set forth below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Comcast	$66,265	$96,658	$112,528	$161,868
% of sales	23.6%	34.7%	20.6%	30.4%

Time Warner Cable	$52,896	$52,883	$93,961	$101,967
% of sales	18.9%	19.0%	17.2%	19.2%
Comparison of Operations for the Three and Six Months Ended June 30, 2010 and 2009
Net Sales
The table below sets forth our net sales for the three and six months ended June 30, 2010 and 2009, for each of our segments (in thousands):

	Net Sales				Increase (Decrease) Between 2010 and 2009
	For the Three Months		For the Six Months		For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,		Ended June 30		Ended June 30
	2010	2009	2010	2009	$	%	$	%
Business Segment:
BCS	$217,090	$211,770	$425,745	$405,901	$5,320	2.5	$19,844	4.9
ATS	48,336	43,467	90,578	86,457	4,869	11.2	4,121	4.8
MCS	14,929	23,284	30,729	39,681	(8,355)	(35.9)	(8,952)	(22.6)

Total sales	$280,355	$278,521	$547,052	$532,039	$1,834	0.7	$15,013	2.8

The table below sets forth our domestic and international sales for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Net Sales				Increase (Decrease) Between 2010 and 2009
	For the Three Months		For the Six Months		For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,		Ended June 30		Ended June 30
	2010	2009	2010	2009	$	%	$	%
Domestic	$187,742	$204,849	$345,647	$390,875	$(17,107)	(8.4)	$(45,228)	(11.6)
International	92,613	73,672	201,405	141,164	18,941	25.7	60,241	42.7

Total sales	$280,355	$278,521	$547,052	$532,039	$1,834	0.7	$15,013	2.8

Broadband Communication Systems Net Sales 2010 vs. 2009
During the three and six months ended June 30, 2010, sales of our Broadband Communications Systems segment products increased by approximately 2.5% and 4.9%, respectively, as compared to the same periods in 2009. This increase in sales primarily resulted from higher sales of the DOCSIS 3.0 EMTA products.
In the third quarter 2010, we anticipate increased CPE sales and a modest decline in our CMTS sales.
Access, Transport & Supplies Net Sales 2010 vs. 2009
During the three and six months ended June 30, 2010 Access, Transport and Supplies segment revenue increased by approximately 11.2% and 4.8%, respectively, as compared to the same periods in 2009. The increases reflect higher professional services sales and a modest improvement in infrastructure spending.
Media & Communication Systems Net Sales 2010 vs. 2009
Media & Communications Systems revenue decreased by approximately 35.9% in the second quarter of 2010 and 22.6% in the first six months of the year, as compared to the same periods in 2009. It is important to note that revenues for this segment can vary as revenue recognition is significantly associated with non-linear purchases of licenses and customer acceptance.
Gross Margin
The table below sets forth our gross margin for the three and six months ended June 30, 2010 and 2009, for each of our reporting segments (in thousands):

	Gross Margin $				Increase (Decrease) Between 2010 and 2009
	For the Three Months		For the Six Months		For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,		Ended June 30		Ended June 30
	2010	2009	2010	2009	$	%	$	%
Business Segment:
BCS	$92,805	$92,713	$187,479	$171,635	$92	0.1	$15,844	9.2
ATS	13,149	9,815	22,851	19,082	3,334	34.0	3,769	19.8
MCS	7,324	14,752	15,459	22,073	(7,428)	(50.4)	(6,614)	(30.0)

Total	$113,278	$117,280	$225,789	$212,790	$(4,002)	(3.4)	$12,999	6.1

The table below sets forth our gross margin percentages for the three and six months ended June 30, 2010 and 2009, for each of our business segments:

	Gross Margin %				Increase (Decrease) Between 2010 and 2009
	For the Three Months		For the Six Months		For the Three Months	For the Six Months
	Ended June 30,		Ended June 30,		Ended June 30	Ended June 30
	2010	2009	2010	2009	Percentage Points
Business Segment:
BCS	42.7%	43.8%	44.0%	42.3%	(1.1)	1.7
ATS	27.2%	22.6%	25.2%	22.1%	4.6	3.1
MCS	49.1%	63.4%	50.3%	55.6%	(14.3)	(5.3)
Total	40.4%	42.1%	41.3%	40.0%	(1.7)	1.3
Broadband Communications Systems Gross Margin 2010 vs. 2009

Broadband Communications Systems segment gross margin percentage decreased during the three months ended June 30, 2010 while increasing during the six months ended June 30, 2010 as compared to the same periods in 2009.
•	The slight decrease in gross margin percentage in the second quarter of 2010 as compared to the second quarter of 2009 primarily reflects product mix, as we had higher EMTA sales in the second quarter of 2010. EMTA products have a lower gross margin than CMTS products.

•	The increase in gross margin dollar and percentage in the first half of 2010 as compared to 2009 was primarily the result of product mix and higher sales.
Access, Transport & Supplies Gross Margin 2010 vs. 2009
The Access, Transport & Supplies segment gross margin dollars and percentage increased year over year:
•	The increase in gross margin dollars was primarily the result of an increase in sales in both the three and six month periods in 2010.

•	The increase in gross margin percentage was primarily the result of a change in product mix, higher gross margins for professional services and optics product lines and cost reduction initiatives late in 2009 to align production-related activities with current levels of demand.
Media & Communications Systems Gross Margin 2010 vs. 2009
Media & Communications Systems segment gross margin dollars and percentage decreased year over year:
•	Both the decrease during the three and six months ended were primarily a result of product mix.

•	Performance in this segment is variable as revenue recognition is significantly tied to customer acceptances associated with multiple month and quarter projects, and non-linear orders for licenses and hardware.
Operating Expenses
The table below provides detail regarding our operating expenses (in thousands):

	Operating Expenses				Increase (Decrease) Between 2010 and 2009
	For the Three Months		For the Six Months		For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,		Ended June 30		Ended June 30
	2010	2009	2010	2009	$	%	$	%
SG&A	$34,458	$39,128	$69,576	$74,471	(4,670)	(11.9)	(4,895)	(6.6)
Research & development	35,538	30,143	69,903	58,538	5,395	17.9	11,365	19.4
Restructuring charges	21	592	73	712	(571)	(96.5)	(639)	(89.7)
Amortization of intangibles	9,022	9,263	18,043	18,526	(241)	(2.6)	(483)	(2.6)

Total	$79,039	$79,126	$157,595	$152,247	$(87)	(0.1)	$5,348	3.5

Selling, General, and Administrative, or SG&A, Expenses
The year over year decrease in SG&A expense reflects:
•	Lower employee-related costs.

•	Lower legal expenses as a result of decreased costs associated with various patents and other litigation matters.

Research & Development Expenses
We continue to aggressively invest in research and development. In the second half of 2009, we chose to incrementally invest in development associated with Video IP products. As a result, we increased our workforce and acquired Digeo Inc. and EG Technology, Inc. These actions led to the year over year increases.
Restructuring Charges
On a quarterly basis, we review our existing restructuring accruals and make adjustments if necessary. For the three and six month periods ending June 30, 2010, the restructuring charges were $21 thousand and $73 thousand, respectively. For the three and six month period ending June 30, 2009, restructuring charges were $0.6 million and $0.7 million respectively.
Amortization of Intangibles
Intangibles amortization expense for the three months ended June 30, 2010 and 2009 was $9.0 million and $9.3 million, respectively. For the six months ended June 30, 2010 and 2009, intangible amortization expense was $18.0 million and $18.5 million, respectively. Our intangible expense is related to the acquisitions of, Digeo Inc. in October 2009, EG Technologies in September 2009, Auspice Corporation in August 2008 and C-COR Incorporated in December 2007.
Goodwill Impairment
Goodwill is tested annually or more frequently if potential interim indicators exist that could result in impairment. We did not record goodwill impairment for the three and six months ended June 30, 2010 or 2009, as we concluded that indicators of potential impairment did not exist. As the ongoing expected cash flows and carrying amounts of our remaining goodwill are assessed, changes in the economic conditions, changes to our business strategy, changes in operating performance or other indicators of impairment could cause us to realize additional impairment charges in the future.
Other Expense (Income)
Interest Expense
Interest expense for the three months ended June 30, 2010 and 2009 was $4.8 million and $4.3 million respectively. For the six months ended June 30, 2010 and 2009, interest expense was $9.2 million and $8.8 million respectively. Interest expense reflects the amortization of deferred finance fees and the non-cash interest component of our convertible subordinated notes, interest paid on the notes, capital leases and other debt obligations.
Interest Income
Interest income during the three months ended June 30, 2010 and 2009 was $0.7 million and $0.4 million, respectively. During the six months ended June 30, 2010 and 2009, interest income was $1.1 million and $0.7 million, respectively. The income reflects interest earned on cash, cash equivalents and short-term investments.
Loss in Foreign Currency
During the three months and six months ended June 30, 2010, we recorded a foreign currency loss of approximately $0.5 million and $0.2 million, respectively. During the three and six months ended June 30, 2009, we recorded a foreign currency loss of approximately $1.6 million and $2.5 million respectively. We have implemented a hedging strategy to mitigate the monetary exchange fluctuations from the time of invoicing our customers billed in foreign currency to the time of payment, and have occasionally entered into forward contracts based on a percentage of expected foreign currency receipts.

Other Income, net
Other income for the three months ended June 30, 2010 and 2009 was $0.1 million and $0.5 million, respectively. For the six months ended June 30, 2010 and 2009, other income was $0.2 million and $0.6 million, respectively.
Income Taxes
In the three and six months ended June 30, 2010, we recorded income tax expense of $10.1 million and $21.4 million, respectively, as compared to $10.8 million and $19.2 million, respectively in the same periods in 2009. See Note 17 of the Notes to the Consolidated Financial Statements for additional information about income taxes.
Financial Liquidity and Capital Resources
Overview
One of our key strategies is to maintain and improve our capital structure. The key metrics we focus on are summarized in the table below:
Liquidity & Capital Resources Data

	Six Months Ended June 30,
	2010	2009
	(in thousands, except DSO and turns)
Key Working Capital Items
Cash provided by operating activities	$83,407	$108,154
Cash, cash equivalents, and short-term investments	$663,353	$524,041
Accounts receivable, net	$139,673	$128,482
Days Sales Outstanding (“DSOs”)	47	49
Inventory	$78,830	$115,944
Inventory turns	7.4	5.2

Convertible notes at face value	$256,050	$261,050
Convertible notes at book value	$212,914	$205,710

Capital Expenditures	$10,265	$10,868
Accounts Receivable & Inventory
We use the number of times per year that inventory turns over (based upon sales for the most recent period, or turns) to evaluate inventory management, and days sales outstanding, or DSOs, to evaluate accounts receivable management.
Accounts receivable increased and DSOs decreased during the first six months of 2010 as compared to 2009 as a result of higher sales and payment patterns of our customers. Looking forward, it is possible that our DSOs may increase dependent upon our customer mix and payment patterns.
Inventory at the end of the second quarter 2010 was $37.1 million lower than the end of the second quarter in 2009. Inventory turns in the first six months of 2010 were 7.4 as compared to 5.2 in the same period of 2009.
•	ATS inventory declined, as we adjusted to lower sales levels over the past 18 months.

•	BCS inventory declined as a result of product mix and timing. We anticipate an increase in inventory levels of our BCS products to ensure adequate supply.

Summary of Current Liquidity Position and Potential for Future Capital Raising
We believe our current liquidity position, where we have approximately $663.4 million of cash, cash equivalents, and short-term investments on hand as of June 30, 2010, together with the prospects for continued generation of cash from operations are adequate for our short- and medium-term business needs. We may in the future elect to repurchase additional shares of our common stock or convertible notes. In addition, a key part of our overall long-term strategy may be implemented through additional acquisitions, and a portion of these funds may be used for that purpose. Should our available funds be insufficient for those purposes, it is possible that we will raise capital through private, or public, share or debt offerings.
During the first quarter of 2009, ARRIS’ Board of Directors authorized a plan for the Company to repurchase up to $100 million of the Company’s common stock. During the first quarter of 2010, ARRIS repurchased 250 thousand shares at an average price of $12.22 per share for an aggregate consideration of approximately $3.1 million. During the second quarter of 2010, ARRIS repurchased 1.9 million shares at an average price of $10.82 per share for an aggregate consideration of approximately $20.6 million. As of June 30, 2010, the remaining authorized amount for future repurchases was $76.3 million.
Commitments
Our contractual obligations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009. There has been no material change to our contractual obligations during the first six months of 2010.
Cash Flow
Below is a table setting forth the key line items of our Consolidated Statements of Cash Flows (in thousands):

	For the Six Months Ended
	June 30,
	2010	2009
Cash provided by operating activities	$83,407	$108,154
Cash used in investing activities	(185,954)	(35,896)
Cash used in financing activities	(27,086)	(5,306)

Net (decrease) increase in cash	$(129,633)	$66,952

Operating Activities:
Below are the key line items affecting cash provided by operating activities (in thousands):

	For the Six Months Ended
	June 30,
	2010	2009
Net income	$38,765	$35,791
Adjustments to reconcile net income to cash provided by operating activities	40,686	40,870

Net income including adjustments	79,451	76,661
Decrease in accounts receivable	3,743	30,971
Decrease in inventory	17,021	13,808
Decrease in accounts payable and accrued liabilities	(19,623)	(22,316)
All other — net	2,815	9,030

Cash provided by operating activities	$83,407	$108,154

Net Income Including Adjustments
Net income, including adjustments, increased $2.8 million during the first six months of 2010 as compared to 2009. Our net income before adjustments to net income increased approximately $3.0 million in the first six months of 2010 as compared to 2009, primarily reflecting higher sales and a gross margin improvement year over year. The adjustments to reconcile net income to cash provided by operating activities in total remained relatively the same year over year but had three primary differences within the total. The three primary differences were (1) a gain of $4.2 million associated with the redemption of a portion of our convertible debt in the first quarter of 2009, (2) the excess income tax benefits from stock-based compensation plans was $2.6 million during the first six months of 2010 as compared to $0.6 million during the same period last year, and (3) net deferred tax assets increased by $2.3 million during the first six months of 2010 as compared to a net decrease in the net deferred tax assets of $3.9 million during the first six months of 2009.
Change in Accounts Receivable
Accounts receivable decreased in the first six months of 2010 and 2009. These decreases were related primarily to timing and payment patterns of our customers.
Change in Inventory
Inventory decreased in the first six months of 2010 and 2009. The decrease was due primarily to timing of purchases and an effort to reduce our inventory levels.
Change in Accounts Payable and Accrued Liabilities
Declines in accounts payable and accrued liabilities in both years reflect the payment of annual bonuses in the first quarter coupled with normal timing variations associated with payment of accounts payable.
All Other — Net
All other — net includes the changes in other receivables, income taxes payable (recoverable), and prepaids and other, net. The other receivables represent amounts due from our contract manufacturers for material used in the assembly of our finished goods. The change in our income taxes recoverable account is a result of the timing of the actual estimated tax payments during the year as compared to the actual tax liability for the year.
Investing Activities:
Below are the key line items affecting investing activities (in thousands):

	For the Six Months Ended
	June 30,
	2010	2009
Capital expenditures	$(10,265)	$(10,868)
Cash paid for acquisition, net of cash acquired	—	(200)
Cash proceeds from sale of property, plant and equipment	243	1
Purchases of short-term investments	(231,086)	(58,766)
Sales of short-term investments	55,154	33,937

Cash used in investing activities	$(185,954)	$(35,896)

          Capital Expenditures
Capital expenditures are mainly for test equipment, manufacturing equipment, leasehold improvements, computer equipment, and business application software. We anticipate investing approximately $20 million in fiscal year 2010.
     Cash Paid for Acquisition
This represents the cash payments made in 2009 related to the C-COR acquisition, net of cash acquired.
     Purchases and Sales of Short-Term Investments
These represent purchases and disposals of short-term securities.

Financing Activities:
Below are the key line items affecting our financing activities (in thousands):

	For the Six Months Ended
	June 30,
	2010	2009
Payment of debt obligations	$(74)	$(72)
Early redemption of long-term debt	(4,800)	(10,556)
Repurchase of common stock	(23,685)	—
Excess income tax benefits from stock-based compensation plans	2,647	556
Repurchase of shares to satisfy tax withholdings	(6,425)	(2,180)
Proceeds from issuance of common stock, net	5,251	6,946

Cash used in financing activities	$(27,086)	$(5,306)

Payment of Debt Obligation
This represents the payment of the short term loan to the Pennsylvania Industrial Development Authority (PIDA) for the cost of expansion of the facility in State College, Pennsylvania. The PIDA borrowing has an interest rate of 2%. Monthly payments of principal and interest of approximately $13 thousand are required through 2010.
Early Redemption of Long-Term Debt
During the first quarter of 2009, we purchased $15.0 million of face value of our convertible debt for approximately $10.6 million. The Company also wrote off approximately $0.2 million of deferred finance fees associated with the portion of the notes retired. The Company realized a gain of approximately $4.2 million on the retirement of the convertible debt. During the second quarter of 2010, we purchased $5.0 million of face value of the convertible debt for approximately $4.8 million. The Company also wrote off approximately $49 thousand of deferred finance fees associated with the portion of the notes acquired. As a result, the Company realized a gain of approximately $115 thousand on the retirement of the notes.
Repurchase of Common Stock
During the first quarter of 2009, ARRIS’ Board of Directors authorized a plan for the Company to repurchase up to $100 million of the Company’s common stock. We did not repurchase any shares during 2009. During the first quarter of 2010, ARRIS repurchased 250 thousand shares at an average price of $12.22 per share for an aggregate consideration of approximately $3.1 million. During the second quarter of 2010, ARRIS repurchased 1.9 million shares at an average price of $10.82 per share for an aggregate consideration of approximately $20.6 million. As of June 30, 2010, the remaining authorized amount for future repurchases was $76.3 million.
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

Interest Rates
As of June 30, 2010, we did not have any floating rate indebtedness or outstanding interest rate swap agreements.
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
ARRIS executes letters of credit in favor of certain landlords and vendors to guarantee performance on lease and insurance contracts. Additionally, we have cash collateral account agreements with our financial institutions as security against potential losses with respect to our foreign currency hedging activities. The letters of credit and cash collateral accounts are reported as restricted cash. We had approximately $4.5 million outstanding of cash collateral at June 30, 2010 and December 31, 2009.
Cash, Cash Equivalents, and Short-Term Investments
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
From time to time, we held certain investments in the common stock of publicly-traded companies, which were classified as available-for-sale. As of June 30, 2010 and December 31, 2009 our holdings in these investments were $5.6 million and zero, respectively. Changes in the market value of these securities are typically recorded in other comprehensive income and gains or losses on related sales of these securities are recognized in income.
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
In the third quarter of 2009, the Company began funding its nonqualified defined benefit plan for certain executives in a rabbi trust.

Capital Expenditures
Capital expenditures are made at a level designed to support the strategic and operating needs of the business. ARRIS’ capital expenditures were $10.3 million in the first six months of 2010 as compared to $10.9 million in the first six months of 2009. Management expects to invest approximately $20 million in capital expenditures for the fiscal year 2010.
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
Our critical accounting policies and estimates are disclosed in our Form 10-K for the year ended December 31, 2009, as filed with the SEC. With the exception of the recent adoption of an accounting pronouncement related to revenue recognition, as discussed below, our critical accounting estimates have not changed in any material respect during the first six months ended June 30, 2010.
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
Equipment — We provide cable system operators with equipment that can be placed within various stages of a broadband cable system that allows for the delivery of cable telephony, video and high speed data as well as outside plant construction and maintenance equipment. For equipment sales, revenue recognition is generally established when the products have been shipped, risk of loss has transferred, objective evidence exists that the product has been accepted, and no significant obligations remain relative to the transaction. Additionally, based on historical experience, we have established reliable estimates related to sales returns and other allowances for discounts. These estimates are recorded as a reduction to revenue at the time the revenue is initially recorded.
Software Sold Without Tangible Equipment — We sell internally developed software as well as software developed by outside third parties that does not require significant production, modification or customization. For arrangements that contain only software and the related post-contract support, we recognize revenue in accordance with the applicable software revenue recognition guidance. If the arrangement includes multiple elements that are software only, then the software revenue recognition guidance is applied and the fee is allocated to the various elements based on VSOE of fair value. If sufficient VSOE of fair value does not exist for the allocation of revenue to all the various elements in a multiple element software arrangement, all revenue from the arrangement is deferred until the earlier of the point at which such sufficient VSOE of fair value is established or all elements within the arrangement are delivered. If VSOE of fair value exists for all undelivered elements, but does not exist for one or more delivered elements, the arrangement consideration is allocated to the various elements of the arrangement using the residual method of accounting. Under the residual method, the amount of the arrangement consideration allocated to the delivered elements is equal to the total arrangement consideration less the aggregate fair value of the undelivered elements. Under the residual method, if VSOE exists for the undelivered element, generally PCS, the fair value of the undelivered element is deferred and recognized ratably over the term of the PCS contract, and the remaining portion of the arrangement is recognized as revenue upon delivery. If sufficient VSOE of fair value does not exist for post-contract support, revenue is recognized ratably over the term of support.
Standalone Services — Installation, training, and professional services are generally recognized in service revenues when performed.
Incentives — Customer incentive programs that include consideration, primarily rebates/credits to be used against future product purchases and certain volume discounts, have been recorded as a reduction of revenue when the shipment of the requisite equipment occurs.
Value Added Resellers — We employ the sell-in method of accounting for revenue when using a Value Added Reseller (“VAR”) as our channel to market. Because product returns are restricted, revenue under this method is recognized at the time of shipment to the VAR provided all criteria for recognition are met.
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
For multiple element arrangements that include software or have a software-related element that is essential to the functionality of the tangible product, more than incidental but that does not involve significant production, modification or customization, we apply, and will continue to apply, the provisions of the relevant software revenue recognition accounting guidance for arrangements originating before January 1, 2010 that continue to be effective after January 1, 2010.
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
We elected to early adopt accounting standards on a prospective basis related to multiple element arrangements as discussed in Note 2 of the Notes to the Consolidated Financial Statements. We apply the previous applicable accounting guidance for arrangements originating prior to the adoption date of January 1, 2010.
Below is a comparison of: 1) units of accounting, 2) allocation of arrangement consideration and 3) timing of revenue recognition applying the old and new guidance.
Units of Accounting:
Before January 1, 2010: For multiple element arrangements originating before January 1, 2010, the deliverables are separated into more than one unit of accounts when the following criteria are met: (i) the delivered element(s) have value to the customer on a stand-alone basis, (ii) objective and reliable evidence of fair value exists for the undelivered element(s), and (iii) delivery of the undelivered element(s) is probable and substantially in the control of the Company.
After December 31, 2009: For multiple element arrangements (other than software sold without tangible equipment) originating or materially modified after January 1, 2010, the deliverables are separated into more than one unit of accounting when the following criteria are met: (i) the delivered element(s) have value to the customer on a stand-alone basis, and (ii) if a general right of return exits relative to the delivered item, delivery or performance of the undelivered element(s) is probable and substantially in the control of ARRIS.

Adoption of the new standard did not alter our assessment of units of accounting as defined by the guidance, because we historically have had objective and reliable fair value for undelivered elements.
Allocation of Arrangement Consideration:
Before January 1, 2010: Revenue is then allocated to each unit of accounting based on the relative fair value of each accounting unit or by using the residual method if objective evidence of fair value does not exist for the delivered element(s).
After December 31, 2009: We use BESP of the element(s) for the allocation of arrangement consideration when unable to establish VSOE or TPE. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. BESP is generally used for new or highly customized offerings and solutions or elements not priced within a narrow range. The Company determines BESP for a product or service by considering multiple factors including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives, and pricing practices. We use the relative selling price basis for the allocation of the arrangement consideration.
There was not a material difference in the amount of revenue recorded applying either the old or new guidance. This is attributable to the lack of material difference between allocations using the residual method and the relative selling price method.
Timing of Revenue Recognition:
As discussed above, we did not have any material changes to the identified units of accounting, nor to the allocation of revenue to those units, during the reporting period that would have materially affected the timing of the recognition of revenue.
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
We have had investments in auction rate securities that are classified as “trading” securities. Although these securities have maturity dates of 15 to 30 years, they have characteristics of short-term investments as the interest rates reset every 7, 28, or 35 days and we have the potential to liquidate them in an auction process. Due to the short duration of these investments, a movement in market interest rates would not have a material impact on our operating results. However, it is possible that a security will fail to reprice at the scheduled auction date. In these instances, we are entitled to receive a penalty interest rate above market and the auction rate security will be held until the next scheduled auction date. Due to the current market conditions and the failure of the auction rate security to reprice, beginning in the second quarter of 2008, we recorded changes in the fair value of the instrument as an impairment charge in the Statement of Operations in the gain (loss) on investment line. We successfully liquidated at par $2.1 million of the auction rate security during first quarter of 2010. During the quarter ended June 30, 2010, ARRIS sold at par the remaining $2.9 million of the auction rate security. During the six months ended June 30, 2010, we recorded an increase in fair value of $30 thousand.
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
We have certain international customers who are billed in their local currency. Changes in the monetary exchange rates may adversely affect our results of operations and financial condition. To manage the volatility relating to these typical business exposures, we may enter into various derivative transactions, when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. The euro is the predominant currency of those customers who are billed in their local currency. Taking into account the effects of foreign currency fluctuations of the euro versus the dollar, a hypothetical 10% weakening of the U.S. dollar (as of June30, 2010) would provide a gain on foreign currency of approximately $0.8 million. Conversely, a hypothetical 10% strengthening of the U.S. dollar would provide a loss on foreign currency of approximately $0.8 million. There were no material changes in this market risk since December 31, 2009. The actual impact of foreign exchange rate changes will depend on, among other factors, the timing of rate changes and changes in the volume and mix of the our business. As of June 30, 2010, we had no material contracts, other than accounts receivable, denominated in foreign currencies.
We regularly review our forecasted sales in Euros and enter into option contracts when appropriate. In the event that we determine a hedge to be ineffective prior to expirations earnings may be effected by the change in the hedge value. As of June 30, 2010, we had option collars outstanding with notional amounts totaling 11.0 million Euros, which mature in 2010 and 4.5 million Euros maturing in 2011. As of June 30, 2010, we had forward contracts outstanding with notional amounts totaling 1.0 million Euros, which mature in 2010. The fair value of these option collars and forward contracts was a net asset of approximately $1.3 million as of June 30, 2010.
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
V-Tran Media Technologies has filed a number of patent infringement lawsuits against 21 different parties, including suits against Comcast, Charter, Verizon, Time Warner and numerous smaller MSOs, for the alleged infringement of two patents related to a television broadcast system for selective transmission of viewer chosen programs at viewer requested times. Both patents expired in June 2008. The defendants recently received a favorable Markman ruling and are seeking dismissal of the suit. Plaintiffs have updated their infringement claim in light of the Markman Ruling. ARRIS video on demand products sold prior to the expiration of the patents are the allegedly infringing products. The parties have completed the discovery phase of the schedule and have completed the negotiation of the protective order. It is premature to assess the likelihood of a favorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify the defendants or pay royalties on products sold prior to the expiration of the patents. Since the patents have expired, Plaintiffs cannot prevent ARRIS from using the technology.
On March 11, 2009, ARRIS filed a declaratory judgment action against British Telecom (BT) seeking to invalidate the BT patents and seeking a declaration that neither the ARRIS products, nor their use by ARRIS’ customers infringe any of the BT patents. This action arose from the assertion by BT (via their agent, IPValue), that the ARRIS products or their use by ARRIS’ customers infringed four BT patents. The suit was dismissed on the defendant’s motion. ARRIS has appealed the lower court dismissal.
On July 31, 2009, ARRIS filed a motion for contempt in the U.S. District Court for the District of Delaware against SeaChange International related to a patent owned by ARRIS. In its motion, ARRIS is seeking further damages and the enforcement of the permanent injunction entered by the Court against certain of SeaChange products sold since 2002. The original finding of infringement was affirmed by the Federal Circuit in 2006, and the patent claims (with one exception) were upheld by the U.S. Patent Office in a re-examination process initiated by SeaChange. In response to ARRIS’ Motion for Contempt, on August 3, 2009, SeaChange filed a complaint seeking a declaratory judgment from the Court to declare that its products are non-infringing with respect to the patent. The Court has stayed the SeaChange declaratory judgment action and discovery is proceeding on the original ARRIS motion for contempt, damages and enforcement of the injunction.
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
We have substantial goodwill.
Our financial statements reflect substantial goodwill, approximately $235.1 million as of June 30, 2010, that was recognized in connection with the acquisitions that we have made. We annually (and more frequently if changes in circumstances indicate that the asset may be impaired) review the carrying amount of our goodwill in order to determine whether it has been impaired for accounting purposes. In general, if the implied fair value of the corresponding reporting unit’s goodwill is less that the carrying value of the goodwill, we record an impairment. The determination of fair value is dependent upon a number of factors, including assumptions about future cash flows and growth rates that are based on our current and long-term business plans. No goodwill impairment was recorded in 2009 or during the first half of 2010. We recorded a non-cash goodwill impairment charge of $128.9 million and $80.4 million related to the ATS and MCS reporting units, respectively, during the fourth quarter of 2008. As the ongoing expected cash flows and carrying amounts of our remaining goodwill are assessed, changes in the economic conditions, changes to our business strategy, changes in operating performance or other indicators of impairment could cause us to realize additional impairment charges in the future. For additional information, see the discussion under Critical Accounting Policies in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Our business comes primarily from a few key customers. The loss of one of these customers or a significant reduction in sales to one of these customers would have a material adverse effect on our business.
Our two largest customers (including their affiliates, as applicable) are Comcast and Time Warner Cable. For the six months ended June 30, 2010, sales to Comcast accounted for approximately 20.6% and sales to Time Warner Cable accounted for approximately 17.2% of our total revenue. The loss of either of these customers, or one of our other large customers, or a significant reduction in the products or services provided to any of them would have a material adverse impact on our business. For each of these customers, we also are one of their largest suppliers. As a result, if from time-to-time customers elect to purchase products from our competitors in order to diversify their supplier base and to dual-source key products or to curtail purchasing due to budgetary or market conditions, such decisions could have material consequences to our business. In addition, because of the magnitude of our sales to these customers the terms and timing of our sales are heavily negotiated, and even minor changes can have a significant impact upon our business.
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
Item 6. EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Section 302 Certification of Chief Executive Officer, filed herewith

31.2	Section 302 Certification of Chief Financial Officer, filed herewith

32.1	Section 906 Certification of Chief Executive Officer, filed herewith

32.2	Section 906 Certification of Chief Financial Officer, filed herewith

101.INS	XBRL Instant Document, filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document, filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, filed herewith

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document, filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, filed herewith

SIGNATURES
Pursuant to the requirements the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARRIS GROUP, INC.
/s/ David B. Potts
David B. Potts
Executive Vice President, Chief Financial Officer, Chief Accounting Officer, and Chief Information Officer

Dated: August 6, 2010