Form 10-Q
period 2010-09-30
ARRIS GROUP INC
filed 2010-11-05
CIK 1141107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
For the quarter ended September 30, 2010
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
As of October 31, 2010, 123,542,761 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

ARRIS GROUP, INC.
FORM 10-Q
For the Three and Nine Months Ended September 30, 2010
INDEX

Page
Part I. Condensed Financial Information

Item 1. Condensed Consolidated Financial Statements (unaudited)

a) Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	2

b) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009	3

c) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009	4

d) Notes to the Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	35

Item 4. Controls and Procedures	36

Part II. Other Information

Item 1. Legal Proceedings	36

Item 1A. Risk Factors	38

Item 6. Exhibits	43

Signatures	44
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
ARRIS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data) (unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$351,894	$500,565
Short-term investments, at fair value	288,463	125,031

Total cash, cash equivalents and short-term investments	640,357	625,596
Restricted cash	4,480	4,475
Accounts receivable (net of allowances for doubtful accounts of $2,338 in 2010 and $2,168 in 2009)	133,915	143,708
Other receivables	2,654	6,113
Inventories (net of reserves of $16,541 in 2010 and $22,151 in 2009)	89,203	95,851
Prepaids	8,934	11,675
Current deferred income tax assets	28,585	35,994
Income taxes recoverable	17,094	3,106
Other current assets	11,253	15,790

Total current assets	936,475	942,308
Property, plant and equipment (net of accumulated depreciation of $122,679 in 2010 and $106,744 in 2009)	56,816	57,195
Goodwill	235,109	235,388
Intangible assets (net of accumulated amortization of $217,735 in 2010 and $190,722 in 2009)	177,560	204,572
Investments	29,591	20,618
Noncurrent deferred income tax assets	6,560	6,759
Other assets	6,129	8,776

	$1,448,240	$1,475,616

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,011	$53,979
Accrued compensation, benefits and related taxes	25,913	36,936
Accrued warranty	3,504	4,265
Deferred revenue	36,029	47,044
Current portion of long-term debt	12	124
Other accrued liabilities	25,891	46,203

Total current liabilities	143,360	188,551
Long-term debt, net of current portion (net of discount of $37,997 in 2010 and $49,802 in 2009)	204,053	211,248
Accrued pension	17,383	16,408
Noncurrent income taxes payable	16,509	14,815
Noncurrent deferred income tax liabilities	32,193	37,204
Other long-term liabilities	14,926	16,021

Total liabilities	428,424	484,247

Stockholders’ equity:
Preferred stock, par value $1.00 per share, 5.0 million shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share, 320.0 million shares authorized; 123.5 million and 125.6 million shares issued and outstanding in 2010 and 2009, respectively	1,406	1,388
Capital in excess of par value	1,199,184	1,183,872
Treasury stock at cost, 16.8 million shares in 2010 and 13.0 million shares in 2009	(115,248)	(75,960)
Accumulated deficit	(58,927)	(111,734)
Unrealized gain (loss) on marketable securities	(374)	28
Unfunded pension liability, including income tax impact of $1,169 in 2010 and 2009	(6,041)	(6,041)
Cumulative translation adjustments	(184)	(184)

Total stockholders’ equity	1,019,816	991,369

	$1,448,240	$1,475,616

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data and percentages) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales:
Products	$242,167	$247,430	$730,487	$730,002
Services	32,119	28,342	90,851	77,809

Total net sales	274,286	275,772	821,338	807,811
Cost of sales:
Products	157,510	146,910	449,203	441,202
Services	14,789	13,389	44,359	38,346

Total cost of sales	172,299	160,299	493,562	479,548

Gross margin	101,987	115,473	327,776	328,263
Operating expenses:
Selling, general and administrative expenses	33,913	36,311	103,489	110,782
Research and development expenses	35,138	30,909	105,041	89,447
Restructuring charges	—	73	73	785
Amortization of intangible assets	8,970	9,281	27,013	27,807

Total operating expenses	78,021	76,574	235,616	228,821
Operating income	23,966	38,899	92,160	99,442
Other expense (income):
Interest expense	4,533	4,356	13,728	13,121
Gain on investments	(369)	(238)	(401)	(453)
Interest income	(399)	(424)	(1,468)	(1,172)
Loss on foreign currency	94	1,114	283	3,642
Gain on debt retirement	(263)	—	(378)	(4,152)
Other expense (income), net	280	(263)	107	(887)

Income from continuing operations before income taxes	20,090	34,354	80,289	89,343
Income tax expense	6,048	12,655	27,482	31,853

Net income	$14,042	$21,699	$52,807	$57,490

Net income per common share:
Basic	$0.11	$0.17	$0.42	$0.46

Diluted	$0.11	$0.17	$0.41	$0.45

Weighted average common shares:
Basic	125,237	125,326	125,927	124,381

Diluted	127,638	129,695	129,103	127,916

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Nine Months Ended September 30,
	2010	2009
Operating activities:
Net income	$52,807	$57,490
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,893	15,370
Amortization of intangible assets	27,013	27,807
Stock compensation expense	16,058	11,714
Deferred income tax provision	2,598	13,678
Amortization of deferred finance fees	527	548
Provision for doubtful accounts	83	1
Gain on investments	(401)	(453)
Loss (gain) on disposal of fixed assets	369	(46)
Excess income tax benefits from stock-based compensation plans	(2,683)	(2,027)
Non-cash interest expense	8,548	8,308
Gain on debt retirement	(378)	(4,152)
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	9,710	40,801
Other receivables	2,760	539
Inventories	6,648	30,449
Income taxes recoverable	(14,173)	(2,868)
Accounts payable and accrued liabilities	(42,226)	(32,620)
Prepaids and other, net	11,788	6,665

Net cash provided by operating activities	95,941	171,204

Investing activities:
Purchases of property, plant and equipment	(17,127)	(14,327)
Cash paid for acquisition, net of cash acquired	—	(8,130)
Cash proceeds from sale of property, plant and equipment	243	208
Purchases of investments	(331,547)	(151,845)
Sales of investments	159,914	54,416

Net cash used in investing activities	(188,517)	(119,678)

Financing activities:
Payment of debt obligations	(112)	(121)
Early redemption of long-term debt	(18,331)	(10,556)
Repurchase of common stock	(39,288)	—
Excess income tax benefits from stock-based compensation plans	2,683	2,027
Repurchase of shares to satisfy employee tax withholdings	(6,422)	(2,180)
Proceeds from issuance of common stock, net	5,375	11,205

Net cash provided by (used in) financing activities	(56,095)	375

Net increase (decrease) in cash and cash equivalents	(148,671)	51,901
Cash and cash equivalents at beginning of period	500,565	409,894

Cash and cash equivalents at end of period	$351,894	$461,795

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
The Company elected to early adopt this accounting guidance at the beginning of its first quarter of fiscal year 2010 on a prospective basis for arrangements originating or materially modified after January 1, 2010. The adoption of the new revenue recognition accounting policy resulted in an increase in revenue of approximately $1 million and $2 million for the three and nine months ended September 30, 2010, respectively.
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
After December 31, 2009: For multiple element arrangements (other than software sold without tangible equipment) originating or materially modified after December 31, 2009, the deliverables are separated into more than one unit of accounting when the following criteria are met: (i) the delivered element(s) have value to the customer on a stand-alone basis, and (ii) if a general right of return exits relative to the delivered item, delivery or performance of the undelivered element(s) is probable and substantially in the control of the Company.
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
The adoption of the new revenue recognition accounting policy resulted in an increase in revenue of approximately $1 million and $2 million for the three and nine months ended September 30, 2010, respectively.

Note 4. Investments
ARRIS’ investments as of September 30, 2010 and December 31, 2009 consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2010	2009
Current Assets:
Trading securities	$—	$4,970
Available-for-sale securities	288,463	120,061

	288,463	125,031
Noncurrent Assets:
Available-for-sale securities	25,591	16,618
Cost method investments	4,000	4,000

	29,591	20,618

Total	$318,054	$145,649

ARRIS’ investments in debt and marketable equity securities are categorized as trading or available-for-sale. The Company currently does not hold any held-to-maturity or trading securities. Realized gains and losses on trading securities and available-for-sale securities are included in net income. Unrealized gains and losses on available-for-sale securities are included in our consolidated balance sheet as a component of accumulated other comprehensive income (loss). Realized and unrealized gains and losses in total and by individual investment as of September 30, 2010 and December 31, 2009 were not material. The amortized cost basis of the Company’s investments approximates fair value.
As of September 30, 2010 and December 31, 2009, ARRIS’ cost method investment is an investment in a private company, which is recorded at cost of $4.0 million. Each quarter ARRIS evaluates its investment for any other-than-temporary impairment, by reviewing the current revenues, bookings and long-term plan of the private company. In the third quarter of 2010, the private company raised additional financing at the same price and terms that ARRIS had invested. As of September 30, 2010, ARRIS believes there has been no other-than-temporary impairment but will continue to evaluate the investment for impairment. Due to the fact the investment is in a private company, ARRIS is exempt from estimating the fair value. However, ARRIS is required to estimate the fair value if there has been an identifiable event or change in circumstance that may have a significant adverse effect on the fair value of the investment.
Classification of available-for-sale securities as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity consideration based on market conditions. If management intends to hold the securities for longer than one year as of the balance sheet date, they are classified as non-current.
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

The following table presents the Company’s investment assets and foreign currency contract positions measured at fair value on a recurring basis as of September 30, 2010 (in thousands):

	Level 1	Level 2	Level 3

Current investments	$94,737	193,726	—
Non-current investments	5,343	20,248	—
Foreign currency contracts — asset position	153	—	—
Foreign currency contracts — liability position	1,298	—	—

All of the Company’s short-term investments and long-term investments instruments are classified within Level 1 or Level 2 of the fair value hierarchy as they are valued using quoted market prices, market prices for similar securities, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include the Company’s investment in money market funds, mutual funds, U.S. government bonds and investments in public companies. Such instruments are generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on other observable inputs include the Company’s cash surrender value of company owned life insurance, corporate obligations and bonds, commercial paper and certificates of deposit. Such instruments are classified within Level 2 of the fair value hierarchy. See Note 4 and Note 6 for further information on the Company’s investments and derivative instruments.
The table below includes a roll-forward of the Company’s auction rate securities that was previously classified as a Level 3 in the fair value hierarchy (in thousands):

Level 3
Estimated fair value January 1, 2010	$4,970
Change in fair value	30
Disposals	(5,000)

Fair value September 30, 2010	$—

ARRIS had $0 and $5.0 million invested in an auction rate security at September 30, 2010 and December 31, 2009, respectively. During the quarter ended March 31, 2010, ARRIS sold at par $2.1 million of the $5.0 million auction rate security. ARRIS sold at par the remaining $2.9 million of the auction rate security during the quarter ended June 30, 2010.
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
Note 6. Derivative Instruments and Hedging Activities
ARRIS has certain international customers who are billed in their local currency. Changes in the monetary exchange rates may adversely affect the Company’s results of operations and financial condition. When appropriate, ARRIS enters into various derivative transactions to enhance its ability to manage the volatility relating to these typical business exposures. The Company does not hold or issue derivative instruments for trading or other speculative purposes. The Company’s derivative instruments are recorded in the Consolidated Balance Sheets at their fair values. The Company’s derivative instruments are not designated as hedges, and accordingly, all changes in the fair value of the instruments are recognized as a loss (gain) on foreign currency in the Consolidated Statements of Operations. The maximum time frame for ARRIS’ derivatives is currently 15 months. Derivative instruments which are subject to master netting arrangements are not offset in the Consolidated Balance Sheets.

The fair values of ARRIS’ derivative instruments recorded in the Consolidated Balance Sheet as of September 30, 2010 were as follows (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Other current assets	$153	Other accrued liabilities	$1,298
The change in the fair values of ARRIS’ derivative instruments recorded in the Consolidated Statements of Operations during the three and nine months ended September 30, 2010 and 2009 were as follows (in thousands):

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Statement of Operations Location	2010	2009	2010	2009

Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Loss on foreign currency	$2,015	$1,425	$23	$3,099
Note 7. Pension Benefits
Components of Net Periodic Pension Cost (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Service cost	$68	$245	$205	$735
Interest cost	529	530	1,585	1,590
Expected gain on plan assets	(380)	(281)	(1,140)	(844)
Amortization of prior service cost	65	115	195	346
Amortization of net loss	70	119	210	358

Net periodic pension cost	$352	$728	$1,055	$2,185

Employer Contributions
No minimum funding contributions are required in 2010 under the Company’s defined benefit plan. However, the Company made voluntary contributions to the plan of approximately $27 thousand and $80 thousand for the three and nine months ended September 30, 2010, respectively. Additionally, the Company has established two rabbi trusts to fund the Company’s pension obligations under the non-qualified plan of the Chief Executive Officer and certain executive officers. The balance of these rabbi trust assets as of September 30, 2010 was approximately $13.1 million and is included in Investments on the Consolidated Balance Sheets.
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
Information regarding the changes in ARRIS’ aggregate product warranty liabilities for the nine months ended September 30, 2010 was as follows (in thousands):

Balance at December 31, 2009	$7,679
Accruals related to warranties (including changes in estimates)	1,828
Settlements made (in cash or in kind)	(3,160)

Balance at September 30, 2010	$6,347

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

(in thousands)

Balance as of December 31, 2009	$1,890
Payments	(280)
Adjustments to accrual	—

Balance as of September 30, 2010	$1,610

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

(in thousands)

Balance as of December 31, 2009	$53
Payments	(83)
Adjustments to accrual	30

Balance as of September 30, 2010	$—

During the fourth quarter of 2009, the Company implemented a restructuring initiative to align its workforce and operating costs with current business opportunities within the ATS segment. The restructuring affected 33 employees.

(in thousands)

Balance as of December 31, 2009	$835
Payments	(870)
Adjustments to accrual	44

Balance as of September 30, 2010	$9

Note 10.	Inventories
Inventories are stated at the lower of average cost, approximating first-in, first-out, or market. The components of inventory were as follows, net of reserves (in thousands):

	September 30,	December 31,
	2010	2009

Raw material	$17,551	$14,665
Work in process	3,996	3,480
Finished goods	67,656	77,706

Total inventories, net	$89,203	$95,851

Note 11.	Property, Plant and Equipment
Property, plant and equipment, at cost, consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009

Land	$2,612	$2,612
Building and leasehold improvements	23,450	22,304
Machinery and equipment	153,433	139,023

	179,495	163,939
Less: Accumulated depreciation	(122,679)	(106,744)

Total property, plant and equipment, net	$56,816	$57,195

Note 12.	Convertible Senior Notes
In 2006, the Company issued $276.0 million of 2% convertible senior notes due 2026. The notes are convertible, at the option of the holder, based on an initial conversion rate, subject to adjustment, of 62.1504 shares per $1,000 principal amount (which represents an initial conversion price of approximately $16.09 per share of our common stock), into cash up to the principal amount and, if applicable, shares of the Company’s common stock, cash or a combination thereof. The notes may be converted during any calendar quarter in which the closing price of ARRIS’ common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect at that time (which, based on the current conversion price, would be $19.31) and upon the occurrence of certain other events. Upon conversion, the holder will receive the principal amount in cash and an additional payment, in either cash or stock at the option of the Company. The additional payment will be based on a formula which calculates the difference between the initial conversion rate ($16.09) and the market price at the date of the conversion. As of November 5, 2010, the notes could not be converted by the holders thereof. Interest is payable on May 15 and November 15 of each year. The Company may redeem the notes at any time on or after November 15, 2013, subject to certain conditions. In addition, the holders may require the Company to purchase all or a portion of their convertible notes on or after November 13, 2013. There are no significant financial covenants related to the notes.
During the first nine months of 2010, ARRIS acquired $19.0 million principal amount of the notes, which had a book value, net of debt discount, of $15.7 million for approximately $18.3 million. The Company allocated $0.1 million to the reacquisition of the equity component of the notes. The Company also wrote off approximately $0.2 million of deferred finance fees associated with the portion of the notes acquired. As a result, the Company realized a gain of approximately $0.4 million on the retirement of the notes.

ARRIS accounts for the liability and equity components of the notes separately. The Company is accreting the debt discount related to the equity component to non-cash interest expense over the estimated seven year life of the convertible notes, which represents the first redemption date of November 15, 2013 when the Company may redeem the notes at its election or the note holders may require their redemption. The principal amount, unamortized discount and net carrying amount of the debt component were as follows (in thousands):

	September 30,	December 31,
	2010	2009

Principal amount	$242,050	$261,050
Unamortized discount	(37,997)	(49,802)

Net carrying amount	$204,053	$211,248

The following table presents the contractual interest coupon and the amortization of the discount on the equity component related to the notes during the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Contractual interest recognized	$1,253	$1,305	$3,854	$3,974
Amortization of discount	2,781	2,772	8,548	8,308
The effective annual interest rate on the debt component is 7.93%.
The Company paid approximately $7.8 million of finance fees related to the issuance of the notes. Of the $7.8 million, approximately $5.3 million was attributed to the debt component and $2.5 million was attributed to the equity component of the convertible debt instrument. The portion related to the debt component is being amortized over seven years. The remaining balance of unamortized financing costs from these notes as of September 30, 2010 and December 31, 2009 was $2.1 million and $2.8 million, respectively.
The Company has not paid cash dividends on its common stock since its inception.

Note 13.	Comprehensive Income
Total comprehensive income represents the net change in stockholders’ equity during a period from sources other than transactions with stockholders. For ARRIS, the components of comprehensive income include the unrealized gain (loss) on marketable securities. The components of comprehensive income for the three and nine months ended September 30, 2010 and 2009 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net income	$14,042	$21,699	$52,807	$57,490
Changes in the following equity accounts:
Unrealized gain (loss) on marketable securities	(590)	101	(402)	214

Comprehensive income	$13,452	$21,800	$52,405	$57,704

Note 14.	Segment Information
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
The table below represents information about the Company’s reporting segments for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	BCS	ATS	MCS	Total
Three Months Ended September 30, 2010:
Net sales	$203,772	$47,602	$22,912	$274,286
Gross margin	75,830	12,496	13,661	101,987
Amortization of intangible assets	397	5,259	3,314	8,970

Three Months Ended September 30, 2009:
Net sales	$211,288	$45,488	$18,996	$275,772
Gross margin	94,317	10,650	10,506	115,473
Amortization of intangible assets	18	5,654	3,609	9,281

Nine Months Ended September 30, 2010:
Net sales	$629,516	$138,181	$53,641	$821,338
Gross margin	263,309	35,347	29,120	327,776
Amortization of intangible assets	1,192	15,776	10,045	27,013

Nine Months Ended September 30, 2009:
Net sales	$617,188	$131,946	$58,677	$807,811
Gross margin	265,952	29,733	32,578	328,263
Amortization of intangible assets	18	16,962	10,827	27,807
The Company’s gross intangible assets and goodwill by reportable segment as of September 30, 2010 has not materially changed from December 31, 2009.

Note 15.	Sales Information
The Company’s two largest customers (including their affiliates, as applicable) are Comcast and Time Warner Cable. Over the past year, certain customers’ beneficial ownership may have changed as a result of mergers and acquisitions. Therefore the revenue for ARRIS’ customers for prior periods has been adjusted to include the affiliates under common control. A summary of sales to these customers for the three and nine month periods ended September 30, 2010 and 2009 are set forth below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Comcast	$74,582	$101,975	$187,110	$263,843
% of sales	27.2%	37.0%	22.8%	32.7%

Time Warner Cable	$35,135	$45,992	$129,096	$147,959
% of sales	12.8%	16.7%	15.7%	18.3%
ARRIS sells its products primarily in the United States. The Company’s international revenue is generated from Asia Pacific, Europe, Latin America and Canada. The Asia Pacific market primarily includes China, Hong Kong, Japan, Korea, Singapore, and Taiwan. The European market primarily includes Austria, Belgium, France, Germany, the Netherlands, Norway, Poland, Portugal, Spain, Sweden, Switzerland, Great Britain, Ireland, Turkey, Russia, Romania, Hungry and Israel. The Latin American market primarily includes Argentina, Brazil, Chile, Columbia, Mexico, Peru, Puerto Rico, Ecuador, Honduras, Costa Rica, Panama, Jamaica, and Bahamas. Sales to international customers were approximately $97.2 million, or 35.4% of total sales, for the three months ended September 30, 2010. International sales during the same period in 2009 were $79.0 million, or 28.7% of total sales. For the nine months ended September 30, 2010 and 2009 sales to international customers were $298.6 million and $220.2 million, or 36.4% and 27.3%, respectively.

Note 16.	Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the periods indicated (in thousands except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Basic:
Net income	$14,042	$21,699	$52,807	$57,490

Weighted average shares outstanding	125,237	125,326	125,927	124,381

Basic earnings per share	$0.11	$0.17	$0.42	$0.46

Diluted:
Net income	$14,042	$21,699	$52,807	$57,490

Weighted average shares outstanding	125,237	125,326	125,927	124,381
Net effect of dilutive equity awards	2,401	4,369	3,176	3,535

Total	127,638	129,695	129,103	127,916

Diluted earnings per share	$0.11	$0.17	$0.41	$0.45

The Company has $242.1 million of convertible senior notes outstanding at September 30, 2010. Upon conversion, ARRIS will satisfy at least the principal amount in cash, rather than common stock. This reduced the potential earnings dilution to only include the conversion premium, which is the difference between the conversion price per share of common stock and the average share price. The average share price in 2010 and 2009 was less than the conversion price of $16.09 and, consequently, did not result in dilution.
Excluded from the dilutive securities described above are employee stock options to acquire approximately 5.8 million shares and 3.8 million shares for the three and nine months ended September 30, 2010, respectively. During the same periods in 2009, approximately 2.1 million shares and 3.3 million shares, respectively, were excluded from the dilutive securities above. These exclusions are made if the exercise price of these options is greater than the average market price of the common stock for the period, or if the Company has net losses, both of which have an anti-dilutive effect.

Note 17.	Repurchases of ARRIS Common Stock
During the first quarter of 2009, ARRIS’ Board of Directors authorized a plan for the Company to repurchase up to $100 million of the Company’s common stock. The Company did not repurchase any shares under the plan during 2009.
In March 2010, ARRIS repurchased 250 thousand shares of the Company’s common stock at an average price of $12.24 per share for an aggregate consideration of approximately $3.1 million. In May 2010, ARRIS repurchased approximately 606 thousand shares of the Company’s common stock at an average price of $11.21 per share for an aggregate consideration of approximately $6.8 million. In addition, in June 2010, ARRIS repurchased 1.3 million shares of the Company’s common stock at an average price of $10.65 per share for an aggregate consideration of approximately $13.8 million. In the third quarter 2010, ARRIS repurchased approximately 1.7 million shares of the Company’s common stock in September at an average price of $9.30 per share for an aggregate consideration of approximately $15.6 million. As of September 30, 2010, the remaining authorized amount for future repurchases was $60.7 million.

Note 18.	Contingencies
From time to time, ARRIS is involved in claims, disputes, litigation or legal proceedings incidental to the ordinary course of its business, such as intellectual property disputes, contractual disputes, employment matters and environmental proceedings. It is not possible to reasonably estimate the probability of an adverse outcome or the potential loss associated with any such items.

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
Below are some key highlights relative to the three and nine months ended September 30, 2010:
Financial Highlights
•	Sales during the three and nine months ended September 30, 2010 were $274.3 million and $821.3 million, respectively, compared to $275.8 million and $807.8 million in the same periods in 2009. The increase in sales for the first nine months is primarily attributable to higher sales of DOCSIS 3.0 EMTAs as operators are accelerating higher bandwidth services. This increase has been partially offset by lower CMTS sales as some operators, in particular Comcast, have completed a significant portion of their initial network upgrades necessary to launch DOCSIS 3.0 services. We anticipate that this trend will continue for the remainder of 2010.
•	Gross margin percentage was 37.2% in the third quarter, which compares to 41.9% in the third quarter 2009 and 40.4% in the second quarter 2010. The decline reflects a change in mix with higher sales of our EMTAs (which have lower than average margins) and lower sales of CMTSs (which have higher than average margins).
•	Through the first nine months of 2010 we have invested $105.0 million in research and development, up $15.6 million or approximately 17% from the same period in 2009. As stated previously, we made investments in new products, primarily in the IP video area, with the acquisitions of Digeo Inc. and EG Technology, Inc. in the second half of 2009.
•	We ended the third quarter 2010 with $640.4 million of cash, cash equivalents and short-term investments. We generated approximately $12.5 million of cash from operating activities in the third quarter 2010 and $95.9 million during the first nine months of 2010.
•	During the three and nine months ended September 30, 2010, we repurchased 1.7 million and 3.8 million shares of our common stock, respectively. Year to date, we have used $39.3 million of cash for share repurchases at an average price of $10.25 per share.
•	During the three and nine months ended September 30, 2010, we used $13.5 million and $18.3 million of cash to retire $14.0 million and $19.0 million principal amount of our convertible debt respectively.
Product Line Highlights
•	Broadband Communications Systems
o	CMTS
•	Downstream port shipments were approximately 25 thousand in the third quarter of 2010 and 101 thousand through the first nine months of 2010.

•	Experienced a decline in sales as some key customers have completed a significant portion of their initial DOCSIS 3.0 network deployments. We anticipate a rebound in CMTS sales in 2011 as they consume capacity as a result of customer bandwidth consumption.

•	Announced availability of new 32D and 24U line cards which increases the capacity of current chassis.

•	Good progress on development of next generation Converged Edge Router CMTS product that will enable smooth transition of legacy video networks to IP.
o	CPE
•	Approximately 1.8 million and 4.3 million CPE units were shipped in the third quarter and first nine months of 2010, respectively. Shipments of DOCSIS 3.0 CPE increased to 33.5% of the total unit shipments in the third quarter of 2010 as compared to 11.6% in the same quarter last year.

•	Maintained number one EMTA market share for 22 consecutive quarters (source: Infonetics)

•	The third quarter 2010 was our strongest quarter to date for the sales of data modems, advanced gateways and business services terminals.

•	Good progress on the development of our IP Multimedia gateway including the shipment of first lab trial units.
•	Access, Transport & Supplies
o	Commercial RFoG deployment at top MSO.

o	Multiple top international MSO EPON deployments.

o	CORWave dual wavelength optical transmitter released to market.

o	Growth in professional services.
•	Media & Communications Systems
o	Sales in the third quarter were $22.9 million, up year over year and sequentially. As expected, the increase in the third quarter 2010 reflects customer acceptances of certain key projects.

o	Continued growth in ConvergeMedia Management suite VOD back office deployments across 13 MSOs.

o	Initial delivery of multi-screen on-demand application.

Non-GAAP Measures
As part of our ongoing review of financial information related to our business, we regularly use Non-GAAP measures, in particular Non-GAAP earnings per share, as we believe they provide a meaningful insight into our business and trends. We also believe that these Non-GAAP measures provide readers of our financial statements with useful information and insight with respect to the results of our business. However, the presentation of Non-GAAP information is not intended to be considered in isolation or as a substitute for results prepared in accordance with GAAP. Below are tables for the three and nine months ended September 30, 2010 and 2009 which detail and reconcile GAAP and Non-GAAP earnings per share:

	For the Three Months Ended September 30, 2010
		Operating	Operating	Other (Income)	Income Tax
(in thousands, except per share data)	Gross Margin	Expense	Income	Expense	Expense	Net Income

GAAP	$101,987	$78,021	$23,966	$3,876	$6,048	$14,042
Stock compensation expense	491	(5,294)	5,785	—	—	5,785
Acquisition costs, restructuring, and integration costs	—	—	—	—	—	—
Amortization of intangible assets	—	(8,970)	8,970	—	—	8,970
Non-cash interest expense	—	—	—	(2,781)	—	2,781
Gain on repurchase of debt	—	—	—	263	—	(263)
Tax related to items above	—	—	—	—	6,133	(6,133)
Adjustments of income tax valuation allowances, R&D credits, and other discrete tax items	—	—	—	—	1,040	(1,040)

Non-GAAP	$102,478	$63,757	$38,721	$1,358	$13,221	$24,142

GAAP net income per share — diluted						$0.11

Non-GAAP net income per share — diluted						$0.19

GAAP weighted average common shares — diluted						127,638

Non-GAAP weighted average common shares — diluted						127,638

	For the Nine Months Ended September 30, 2010
		Operating	Operating	Other (Income)	Income Tax
(in thousands, except per share data)	Gross Margin	Expense	Income	Expense	Expense	Net Income

GAAP	$327,776	$235,616	$92,160	$11,871	$27,482	$52,807
Stock compensation expense	1,405	(14,654)	16,059	—	—	16,059
Acquisition costs, restructuring, and integration costs	—	(73)	73	—	—	73
Amortization of intangible assets	—	(27,013)	27,013	—	—	27,013
Non-cash interest expense	—	—	—	(8,548)	—	8,548
Gain on repurchase of debt	—	—	—	378	—	(378)
Tax related to items above	—	—	—	—	17,808	(17,808)
Adjustments of income tax valuation allowances, R&D credits, and other discrete tax items	—	—	—	—	169	(169)

Non-GAAP	$329,181	$193,876	$135,305	$3,701	$45,459	$86,145

GAAP net income per share — diluted						$0.41

Non-GAAP net income per share — diluted						$0.67

GAAP weighted average common shares — diluted						129,103

Non-GAAP weighted average common shares — diluted						129,103

	For the Three Months Ended September 30, 2009
		Operating	Operating	Other (Income)	Income Tax
(in thousands, except per share data)	Gross Margin	Expense	Income	Expense	Expense	Net Income

GAAP	$115,473	$76,574	$38,899	$4,545	$12,655	$21,699
Stock compensation expense	394	(3,866)	4,260	—	—	4,260
Acquisition costs, restructuring, and integration costs	—	(348)	348	—	—	348
Amortization of intangible assets	—	(9,281)	9,281	—	—	9,281
Non-cash interest expense	—	—	—	(2,772)	—	2,772
Tax related to items above	—	—	—	—	6,218	(6,218)
Adjustments of income tax valuation allowances, R&D credits, and other discrete tax items	—	—	—	—	166	(166)

Non-GAAP	$115,867	$63,079	$52,788	$1,773	$19,039	$31,976

GAAP net income per share — diluted						$0.17

Non-GAAP net income per share — diluted						$0.25

GAAP weighted average common shares — diluted						129,695

Non-GAAP weighted average common shares — diluted						129,695

	For the Nine Months Ended September 30, 2009
		Operating	Operating	Other (Income)	Income Tax
(in thousands, except per share data)	Gross Margin	Expense	Income	Expense	Expense	Net Income

GAAP	$328,263	$228,821	$99,442	$10,099	$31,853	$57,490
Stock compensation expense	1,063	(10,651)	11,714	—	—	11,714
Acquisition costs, restructuring, and integration costs	—	(1,060)	1,060	—	—	1,060
Amortization of intangible assets	—	(27,807)	27,807	—	—	27,807
Non-cash interest expense	—	—	—	(8,308)	—	8,308
Gain on repurchase of debt	—	—	—	4,152	—	(4,152)
Tax related to items above	—	—	—	—	15,186	(15,186)
Adjustments of income tax valuation allowances, R&D credits, and other discrete tax items	—	—	—	—	(1,289)	1,289

Non-GAAP	$329,326	$189,303	$140,023	$5,943	$45,750	$88,330

GAAP net income per share — diluted						$0.45

Non-GAAP net income per share — diluted						$0.69

GAAP weighted average common shares — diluted						127,916

Non-GAAP weighted average common shares — diluted						127,916

In managing and reviewing our business performance, we exclude a number of items required by GAAP. Management believes that excluding these items mentioned below is useful in understanding the trends and managing our operations. We provide these supplemental non-GAAP measures in order to assist the investment community to see ARRIS through the “eyes of management,” and therefore enhance understanding of ARRIS’ operating performance. These adjustments consist of:
•	Stock compensation expense — ARRIS records non-cash compensation expense related to grants of options and restricted stock. Depending upon the size, timing and the terms of the grants, this non-cash compensation expense may vary significantly.

•	Acquisition costs, restructuring, and integration costs — although these items or similar items might recur, they are of a nature and magnitude that identifying them separately provides investors with a greater ability to project ARRIS’ future performance.

•	Amortization of intangibles — non-cash amortization of the intangibles related to our acquisitions.

•	Non-cash interest expense — ARRIS records non-cash interest expense related to the convertible debt. Disclosing the non-cash component provides investors with the information regarding interest that will not be paid out in cash.

•	Gain on retirement of debt — ARRIS repurchased a portion of its convertible debt and recognized a gain of approximately $0.3 million and $0.4 million in the third quarter of 2010 and first nine months of 2010 respectively, and a gain of approximately $4.2 million in the first quarter of 2009.

•	Adjustments of income taxes valuation allowances, R&D credits, and other discrete tax items — Included in the third quarter 2010 was a net discrete tax benefit of $1.0 million attributable to U.S. Federal return-to-provision adjustment in 2010. In the second quarter 2010, a net discrete tax benefit of $0.3 million was recorded for certain federal deferred tax assets. Included in the first quarter 2010 was a discrete tax expense of $1.2 million relating to state deferred tax assets. In the first quarter of 2009, a discrete tax expense of approximately $1.5 million was recorded for state valuation allowances and research and development tax credits. Included in the third quarter 2009 was a net discrete tax benefit of $0.2 million attributable to U.S. Federal return-to-provision adjustment in 2009.
Significant Customers
The vast majority of our sales are to cable system operators worldwide. As the U.S. cable industry continued a trend toward consolidation, the six largest MSOs controlled approximately 87.5% of the triple play Revenue Generating Units (“RGU”) within the U.S. cable market (according to Dataxis in the second quarter 2010), thereby making our sales to those MSOs critical to our success. Our sales are substantially dependent upon a system operator’s selection of ARRIS’ network equipment, demand for increased broadband services by subscribers, and general capital expenditure levels by system operators. Our two 10% customers (including their affiliates, as applicable) are Comcast and Time Warner Cable. From time-to-time, the affiliates included in our revenues from these customers have changed as a result of mergers and acquisitions. Therefore, the revenue for ARRIS’ customers for prior periods has been adjusted to include the affiliates currently understood to be under common control. A summary of sales to these customers for the three and nine month periods ended September 30, 2010 and 2009 are set forth below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Comcast	$74,582	$101,975	$187,110	$263,843
% of sales	27.2%	37.0%	22.8%	32.7%

Time Warner Cable	$35,135	$45,992	$129,096	$147,959
% of sales	12.8%	16.7%	15.7%	18.3%
Comparison of Operations for the Three and Nine Months Ended September 30, 2010 and 2009
Net Sales
The table below sets forth our net sales for the three and nine months ended September 30, 2010 and 2009, for each of our segments (in thousands):

	Net Sales				Increase (Decrease) Between 2010 and 2009
	For the Three Months		For the Nine Months		For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,		Ended September 30		Ended September 30
	2010	2009	2010	2009	$	%	$	%
Business Segment:
BCS	$203,772	$211,288	$629,516	$617,188	$(7,516)	(3.6)	$12,328	2.0
ATS	47,602	45,488	138,181	131,946	2,114	4.6	6,235	4.7
MCS	22,912	18,996	53,641	58,677	3,916	20.6	(5,036)	(8.6)

Total sales	$274,286	$275,772	$821,338	$807,811	$(1,486)	(0.5)	$13,527	1.7

The table below sets forth our domestic and international sales for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Net Sales				Increase (Decrease) Between 2010 and 2009
	For the Three Months		For the Nine Months		For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,		Ended September 30		Ended September 30
	2010	2009	2010	2009	$	%	$	%

Domestic	$177,069	$196,729	$522,716	$587,604	$(19,660)	(10.0)	$(64,888)	(11.0)
International	97,217	79,043	298,622	220,207	18,174	23.0	78,415	35.6

Total sales	$274,286	$275,772	$821,338	$807,811	$(1,486)	(0.5)	$13,527	1.7

Broadband Communication Systems Net Sales 2010 vs. 2009
During the three months ended September 30, 2010, sales of our Broadband Communications Systems segment products decreased by approximately 3.6% as compared to the same period in 2009. This decline in sales is primarily the result of lower CMTS sales as some key customers have completed a significant portion of their initial DOCSIS 3.0 network deployments. The decline in CMTS was partially offset by higher CPE sales.
During the nine months ended September 30, 2010, sales of our Broadband Communications Systems segment products increased approximately 2.0% as compared to the same periods in 2009. This increase in sales primarily resulted from higher sales of the DOCSIS 3.0 EMTA products in 2010.
Access, Transport & Supplies Net Sales 2010 vs. 2009
During the three and nine months ended September 30, 2010 Access, Transport and Supplies segment revenue increased by approximately 4.6% and 4.7%, respectively, as compared to the same periods in 2009. The increase for the quarter reflects higher professional services sales. The increase for the nine months ended September 30, 2010 reflects higher professional services and a modest improvement in infrastructure spending.
Media & Communication Systems Net Sales 2010 vs. 2009
Media & Communications Systems revenue increased by approximately 20.6% in the third quarter of 2010 as compared to third quarter of 2009. The increase reflected customer acceptances of certain key projects.
Revenue decreased by 8.6% in the first nine months of the year as compared to the same periods in 2009. It is important to note that revenues for this segment can vary as revenue recognition is significantly associated with non-linear purchases of licenses and customer acceptance.
Gross Margin
The table below sets forth our gross margin for the three and nine months ended September 30, 2010 and 2009, for each of our reporting segments (in thousands):

	Gross Margin $				Increase (Decrease) Between 2010 and 2009
	For the Three Months		For the Nine Months		For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,		Ended September 30		Ended September 30
	2010	2009	2010	2009	$	%	$	%
Business Segment:
BCS	$75,830	$94,317	$263,309	$265,952	$(18,487)	(19.6)	$(2,643)	(1.0)
ATS	12,496	10,650	35,347	29,733	1,846	17.3	5,614	18.9
MCS	13,661	10,506	29,120	32,578	3,155	30.0	(3,458)	(10.6)

Total	$101,987	$115,473	$327,776	$328,263	$(13,486)	(11.7)	$(487)	(0.1)

The table below sets forth our gross margin percentages for the three and nine months ended September 30, 2010 and 2009, for each of our business segments:

	Gross Margin %				Increase (Decrease) Between 2010 and 2009
	For the Three Months		For the Nine Months		For the Three Months	For the Nine Months
	Ended September 30,		Ended September 30,		Ended September 30	Ended September 30
	2010	2009	2010	2009	Percentage Points
Business Segment:
BCS	37.2%	44.6%	41.8%	43.1%	(7.4)	(1.3)
ATS	26.3%	23.4%	25.6%	22.5%	2.9	3.1
MCS	59.6%	55.3%	54.3%	55.5%	4.3	(1.2)
Total	37.2%	41.9%	39.9%	40.6%	(4.7)	(0.7)
Broadband Communications Systems Gross Margin 2010 vs. 2009
Broadband Communications Systems segment gross margin percentage and dollars decreased during the three and nine months ended September 30, 2010 as compared to the same periods in 2009. The decrease primarily reflects a product mix change as we had higher EMTA sales and lower CMTS sales. EMTA products have a lower gross margin than CMTS products.
Access, Transport & Supplies Gross Margin 2010 vs. 2009
The Access, Transport & Supplies segment gross margin dollars and percentage increased year over year:
•	The increase in gross margin dollars was primarily the result of an increase in sales in both the three and nine month periods in 2010.

•	The increase in gross margin percentage was primarily the result of a change in product mix (higher gross margins for professional services and optics product lines) and cost reduction initiatives late in 2009 to align production-related activities with current levels of demand.
Media & Communications Systems Gross Margin 2010 vs. 2009
Media & Communications Systems segment gross margin dollars and percentage increased during the three months ended September 30, 2010 while decreased during the nine months ended September 30, 2010 as compared to the same periods in 2009. These changes in gross margin dollars were directly related to the change in revenue for those periods.
Operating Expenses
The table below provides detail regarding our operating expenses (in thousands):

	Operating Expenses				Increase (Decrease) Between 2010 and 2009
	For the Three Months		For the Nine Months		For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,		Ended September 30		Ended September 30
	2010	2009	2010	2009	$	%	$	%
SG&A	$33,913	$36,311	$103,489	$110,782	(2,398)	(6.6)	(7,293)	(6.6)
Research & development	35,138	30,909	105,041	89,447	4,229	13.7	15,594	17.4
Restructuring charges	—	73	73	785	(73)	(100.0)	(712)	(90.7)
Amortization of intangibles	8,970	9,281	27,013	27,807	(311)	(3.4)	(794)	(2.9)

Total	$78,021	$76,574	$235,616	$228,821	$1,447	(0.2)	$6,795	3.0

Selling, General, and Administrative, or SG&A, Expenses
The year over year decrease in SG&A expense reflects:
•	Lower variable compensation costs.
•	Lower legal expenses as a result of decreased costs associated with various patents and other litigation matters.
Research & Development Expenses
We continue to aggressively invest in research and development. In the second half of 2009, we chose to incrementally invest in development associated with Video IP products. As a result, we increased our workforce and acquired Digeo Inc. and EG Technology, Inc. These actions led to the year over year increases.
Restructuring Charges
On a quarterly basis, we review our existing restructuring accruals and make adjustments if necessary. For the three and nine month periods ending September 30, 2010, the restructuring charges were $0 and $73 thousand, respectively. For the three and nine month periods ending September 30, 2009, restructuring charges were $73 thousand and $785 thousand respectively.
Amortization of Intangibles
Intangibles amortization expense for the three months ended September 30, 2010 and 2009 was $9.0 million and $9.3 million, respectively. For the nine months ended September 30, 2010 and 2009, intangible amortization expense was $27.0 million and $27.8 million, respectively. Our intangible expense is related to the acquisitions of, Digeo Inc. in October 2009, EG Technologies in September 2009, Auspice Corporation in August 2008 and C-COR Incorporated in December 2007.
Other Expense (Income)
Interest Expense
Interest expense for the three months ended September 30, 2010 and 2009 was $4.5 million and $4.4 million respectively. For the nine months ended September 30, 2010 and 2009, interest expense was $13.7 million and $13.1 million respectively. Interest expense reflects the amortization of deferred finance fees, the non-cash interest component of our convertible subordinated notes, interest paid on the notes, capital leases and other debt obligations.
Interest Income
Interest income during the three months ended September 30, 2010 and 2009 were both $0.4 million. During the nine months ended September 30, 2010 and 2009, interest income was $1.5 million and $1.2 million, respectively. The income reflects interest earned on cash, cash equivalents and short-term investments.
Loss on Foreign Currency
During the three months and nine months ended September 30, 2010, we recorded a foreign currency loss of approximately $0.1 million and $0.3 million, respectively. During the three and nine months ended September 30, 2009, we recorded a foreign currency loss of approximately $1.1 million and $3.6 million respectively. We have certain international customers who are billed in their local currency, primarily the euro. To mitigate the volatility related to fluctuations in the foreign exchange rates, we may enter into various foreign currency contracts. The loss (gain) on foreign currency is driven by the fluctuations in the foreign currency exchange rates, primarily the euro.

Other Expense (Income)
Other expense (income) for the three months ended September 30, 2010 and 2009 was $0.3 million and $(0.3) million, respectively. For the nine months ended September 30, 2010 and 2009, other expense (income) was $0.1 million and $(0.9) million, respectively.
Income Taxes
In the three and nine months ended September 30, 2010, we recorded income tax expense of $6.0 million and $27.5 million, respectively, as compared to $12.7 million and $31.9 million, respectively, in the same periods in 2009. The overall effective income tax rate, including all discrete items, for the nine months ending September 30, 2010, was 34.3%, compared to 35.7% for the first nine months of 2009.
The Company anticipates that the effective tax rate for full year 2010 for non-discrete items, excluding the potential benefit from research and development tax credit legislation, will be approximately 35%.
Financial Liquidity and Capital Resources
Overview
One of our key strategies is to maintain and improve our capital structure. The key metrics we focus on are summarized in the table below:
Liquidity & Capital Resources Data

	Nine Months Ended September 30,
	2010	2009
	(in thousands, except DSO and turns)

Key Working Capital Items
Cash provided by operating activities	$95,941	$171,204
Cash, cash equivalents, and short-term investments	$640,357	$561,712
Long-term U.S. treasury notes	—	$15,041
Accounts receivable, net	$133,915	$119,125
Days Sales Outstanding (“DSOs”)	46	47
Inventory	$89,203	$100,024
Inventory turns	7.3	5.6

Convertible notes at face value	$242,050	$261,050
Convertible notes at book value	$204,053	$208,420

Capital Expenditures	$17,127	$14,327
Accounts Receivable & Inventory
We use the number of times per year that inventory turns over (based upon sales for the most recent period, or turns) to evaluate inventory management, and days sales outstanding, or DSOs, to evaluate accounts receivable management.
Accounts receivable increased and DSOs remained flat during the first nine months of 2010 as compared to 2009 as a result of higher sales and payment patterns of our customers. Looking forward, it is possible that our DSOs may increase dependent upon our customer mix and payment patterns, particularly if international sales increase.
Inventory at the end of the third quarter 2010 was $10.8 million lower than the end of the third quarter in 2009. Inventory turns in the first nine months of 2010 were 7.3 as compared to 5.6 in the same period of 2009. We anticipate we may have an increase in inventory levels of our BCS products in the fourth quarter 2010 to ensure adequate supply of EMTAs.

Summary of Current Liquidity Position and Potential for Future Capital Raising
We believe our current liquidity position, where we have approximately $640.4 million of cash, cash equivalents, and short-term investments on hand as of September 30, 2010, together with the prospects for continued generation of cash from operations are adequate for our short- and medium-term business needs. We may in the future elect to repurchase additional shares of our common stock or convertible notes. In addition, a key part of our overall long-term strategy may be implemented through additional acquisitions, and a portion of these funds may be used for that purpose. Should our available funds be insufficient for those purposes, it is possible that we will raise capital through private, or public, share or debt offerings.
During the first quarter of 2009, ARRIS’ Board of Directors authorized a plan for the Company to repurchase up to $100 million of the Company’s common stock. The Company did not repurchase any shares under the plan during 2009. In March 2010, ARRIS repurchased 250 thousand shares of the Company’s common stock at an average price of $12.24 per share for an aggregate consideration of approximately $3.1 million. In May 2010, ARRIS repurchased approximately 606 thousand shares of the Company’s common stock at an average price of $11.21 per share for an aggregate consideration of approximately $6.8 million. In addition, in June 2010, ARRIS repurchased 1.3 million shares of the Company’s common stock at an average price of $10.65 per share for an aggregate consideration of approximately $13.8 million. In the third quarter 2010, ARRIS repurchased approximately 1.7 million shares of the Company’s common stock in September at an average price of $9.30 per share for an aggregate consideration of approximately $15.6 million. As of September 30, 2010, the remaining authorized amount for future repurchases was $60.7 million.
Commitments
Our contractual obligations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009. There has been no material change to our contractual obligations during the first nine months of 2010.
Cash Flow
Below is a table setting forth the key line items of our Consolidated Statements of Cash Flows (in thousands):

	For the Nine Months Ended
	September 30,
	2010	2009
Cash provided by operating activities	$95,941	$171,204
Cash used in investing activities	(188,517)	(119,678)
Cash used in financing activities	(56,095)	375

Net (decrease) increase in cash	$(148,671)	$51,901

Operating Activities:
Below are the key line items affecting cash provided by operating activities (in thousands):

	For the Nine Months Ended
	September 30,
	2010	2009
Net income	$52,807	$57,490
Adjustments to reconcile net income to cash provided by operating activities	68,626	70,748

Net income including adjustments	121,433	128,238
Decrease in accounts receivable	9,710	40,801
Decrease in inventory	6,648	30,449
Decrease in accounts payable and accrued liabilities	(42,226)	(32,620)
All other — net	376	4,336

Cash provided by operating activities	$95,941	$171,204

Net Income Including Adjustments
Net income, including adjustments, decreased $6.8 million during the first nine months of 2010 as compared to 2009. The adjustments to reconcile net income to cash provided by operating activities in total were down approximately $2.1 million year over year, comprised of the following primary differences:
•	Net deferred tax assets decreased by $2.6 million during the first nine months of 2010 as compared to a net decrease in the net deferred tax assets of $13.7 million during the first nine months of 2009.

•	We recognized a gain of $0.4 million associated with the redemption of a portion of our convertible debt during the first nine months of 2010 as compared to a gain of $4.2 million in the first nine months of 2009.

•	The excess income tax benefits from stock-based compensation plans was $2.7 million during the first nine months of 2010 as compared to $2.0 million during the same period last year

•	Stock compensation expense during the first nine months of 2010 was $16.1 million as compared to $11.7 million during the same period in 2009.

•	Depreciation expense increased approximately $1.5 million during the nine months ended September 30, 2010, as compared to the same period in 2009.
Change in Accounts Receivable
Accounts receivable decreased in the first nine months of 2010 and 2009. These decreases were primarily related to timing and payment patterns of our customers.
Change in Inventory
Inventory decreased in the first nine months of 2010 and 2009. The decrease was due primarily to timing of purchases.
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
Investing Activities:
Below are the key line items affecting investing activities (in thousands):

	For the Nine Months Ended
	September 30,
	2010	2009
Capital expenditures	$(17,127)	$(14,327)
Cash paid for acquisition, net of cash acquired	—	(8,130)
Cash proceeds from sale of property, plant and equipment	243	208
Purchases of investments	(331,547)	(151,845)
Sales of investments	159,914	54,416

Cash used in investing activities	$(188,517)	$(119,678)

Capital Expenditures
Capital expenditures are mainly for test equipment, manufacturing equipment, leasehold improvements, computer equipment, and business application software. We anticipate investing approximately $20 million in fiscal year 2010.
Cash Paid for Acquisition
This represents the cash payments made in 2009 related to the C-COR, Digeo and EG Technologies acquisitions, net of cash acquired.
Purchases and Sales of Investments
These represent purchases and disposals of investment securities.
Financing Activities:
Below are the key line items affecting our financing activities (in thousands):

	For the Nine Months Ended
	September 30,
	2010	2009
Payment of debt obligations	$(112)	$(121)
Early retirement of long-term debt	(18,331)	(10,556)
Repurchase of common stock	(39,288)	—
Excess income tax benefits from stock-based compensation plans	2,683	2,027
Repurchase of shares to satisfy tax withholdings	(6,422)	(2,180)
Proceeds from issuance of common stock, net	5,375	11,205

Cash (used in) provided by financing activities	$(56,095)	$375

Payment of Debt Obligation
This represents the payment of the short term loan to the Pennsylvania Industrial Development Authority (PIDA) for the cost of expansion of the facility in State College, Pennsylvania. The PIDA borrowing has an interest rate of 2%. Monthly payments of principal and interest of approximately $13 thousand are required through 2010.
Early Retirement of Long-Term Debt
During the first quarter of 2009, we purchased $15.0 million of face value of our convertible debt for approximately $10.6 million. The Company also wrote off approximately $0.2 million of deferred finance fees associated with the portion of the notes retired. The Company realized a gain of approximately $4.2 million on the retirement of the convertible debt. During the second quarter of 2010, we purchased $5.0 million of face value of the convertible debt for approximately $4.8 million. We purchased additional $14.0 million of face value of the convertible debt for approximately $13.5 million in the third quarter of 2010. For the nine months ended September 30, 2010, the Company wrote off approximately $0.2 million of deferred finance fees associated with the portion of the notes acquired.
Repurchase of Common Stock
During the first quarter of 2009, ARRIS’ Board of Directors authorized a plan for the Company to repurchase up to $100 million of the Company’s common stock. We did not repurchase any shares under the Plan during 2009.
In March 2010, ARRIS repurchased 250 thousand shares of the Company’s common stock at an average price of $12.24 per share for an aggregate consideration of approximately $3.1 million. In May 2010, ARRIS repurchased approximately 606 thousand shares of the Company’s common stock at an average price of $11.21 per share for an aggregate consideration of approximately $6.8 million. In addition, in June 2010, ARRIS repurchased 1.3 million shares of the Company’s common stock at an average price of $10.65 per share for an aggregate consideration of approximately $13.8 million. In the third quarter 2010, ARRIS repurchased approximately 1.7 million shares of the Company’s common stock in September at an average price of $9.30 per share for an aggregate consideration of approximately $15.6 million. As of September 30, 2010, the remaining authorized amount for future repurchases was $60.7 million.
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
Interest Rates
As of September 30, 2010, we did not have any floating rate indebtedness or outstanding interest rate swap agreements.
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
ARRIS executes letters of credit in favor of certain landlords and vendors to guarantee performance on lease and insurance contracts. Additionally, we have cash collateral account agreements with our financial institutions as security against potential losses with respect to our foreign currency hedging activities. The letters of credit and cash collateral accounts are reported as restricted cash. We had approximately $4.5 million outstanding of cash collateral at September 30, 2010 and December 31, 2009.
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
From time to time, we held certain investments in the common stock of publicly-traded companies, which were classified as available-for-sale. As of September 30, 2010 and December 31, 2009 our holdings in these investments were $5.0 million and zero, respectively. Changes in the market value of these securities are typically recorded in other comprehensive income and gains or losses on related sales of these securities are recognized in income.
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
Capital Expenditures
Capital expenditures are made at a level designed to support the strategic and operating needs of the business. ARRIS’ capital expenditures were $17.1 million in the first nine months of 2010 as compared to $14.3 million in the first nine months of 2009. Management expects to invest approximately $20 million in capital expenditures for the fiscal year 2010.
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
Our critical accounting policies and estimates are disclosed in our Form 10-K for the year ended December 31, 2009, as filed with the SEC. With the exception of the recent adoption of an accounting pronouncement related to revenue recognition, as discussed below, our critical accounting estimates have not changed in any material respect during the nine months ended September 30, 2010.
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
Value Added Resellers —— We employ the sell-in method of accounting for revenue when using a Value Added Reseller (“VAR”) as our channel to market. Because product returns are restricted, revenue under this method is recognized at the time of shipment to the VAR provided all criteria for recognition are met.
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
After December 31, 2009: For multiple element arrangements (other than software sold without tangible equipment) originating or materially modified after December 31, 2009, the deliverables are separated into more than one unit of accounting when the following criteria are met: (i) the delivered element(s) have value to the customer on a stand-alone basis, and (ii) if a general right of return exits relative to the delivered item, delivery or performance of the undelivered element(s) is probable and substantially in the control of ARRIS.
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
The adoption of the new revenue recognition accounting policy resulted in an increase in revenue of approximately $1 million and $2 million for the three and nine months ended September 30, 2010, respectively.

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
We have had investments in auction rate securities that are classified as “trading” securities. Although these securities have maturity dates of 15 to 30 years, they have characteristics of short-term investments as the interest rates reset every 7, 28, or 35 days and we have the potential to liquidate them in an auction process. Due to the short duration of these investments, a movement in market interest rates would not have a material impact on our operating results. However, it is possible that a security will fail to reprice at the scheduled auction date. In these instances, we are entitled to receive a penalty interest rate above market and the auction rate security will be held until the next scheduled auction date. Due to the current market conditions and the failure of the auction rate security to reprice, beginning in the second quarter of 2008, we recorded changes in the fair value of the instrument as an impairment charge in the Statement of Operations in the gain (loss) on investment line. We successfully liquidated at par $2.1 million of the auction rate security during first quarter of 2010. During the second quarter, ARRIS sold at par the remaining $2.9 million of the auction rate security.
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
We have certain international customers who are billed in their local currency. Changes in the monetary exchange rates may adversely affect our results of operations and financial condition. To manage the volatility relating to these typical business exposures, we may enter into various derivative transactions, when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. The euro is the predominant currency of those customers who are billed in their local currency. Taking into account the effects of foreign currency fluctuations of the euro versus the dollar, a hypothetical 10% weakening of the U.S. dollar (as of September 30, 2010) would provide a gain on foreign currency of approximately $1.0 million. Conversely, a hypothetical 10% strengthening of the U.S. dollar would provide a loss on foreign currency of approximately $1.0 million. There were no material changes in this market risk since December 31, 2009. The actual impact of foreign exchange rate changes will depend on, among other factors, the timing of rate changes and changes in the volume and mix of the our business. As of September 30, 2010, we had no material contracts, other than accounts receivable, denominated in foreign currencies.
We regularly review our forecasted sales in Euros and enter into option contracts when appropriate. In the event that we determine a hedge to be ineffective prior to expirations earnings may be effected by the change in the hedge value. As of September 30, 2010, we had option collars outstanding with notional amounts totaling 6.0 million Euros, which mature in 2010 and 10.5 million Euros maturing in 2011. As of September 30, 2010, we had no forward contracts outstanding. The fair value of these option collars was a net liability of approximately $1.1 million as of September 30, 2010.

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
V-Tran Media Technologies filed a number of patent infringement lawsuits against 21 different parties, including suits against Comcast, Charter, Verizon, Time Warner and numerous smaller MSOs, for the alleged infringement of two patents related to a television broadcast system for selective transmission of viewer chosen programs at viewer requested times. Both patents expired in June 2008. The defendants received a favorable Markman ruling. A summary judgment motion was granted in favor of the defendants, however additional discovery has been granted to the plaintiffs. Plaintiffs have updated their infringement claim in light of the Markman Ruling. ARRIS video on demand products sold prior to the expiration of the patents are the allegedly infringing products. It is premature to assess the likelihood of a final favorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify the defendants or pay royalties on products sold prior to the expiration of the patents. Since the patents have expired, Plaintiffs cannot prevent ARRIS from using the technology.
On March 11, 2009, ARRIS filed a declaratory judgment action against British Telecom (BT) seeking to invalidate certain BT patents and seeking a declaration that neither the ARRIS products, nor their use by ARRIS’ customers infringe any of the BT patents. This action arose from the assertion by BT (via their agent, IPValue), that the ARRIS products or their use by ARRIS’ customers infringed four BT patents. The suit was dismissed on the defendant’s motion. ARRIS has appealed the lower court dismissal. On August 5, 2010, BT sued Cox and Cable One for infringement of the same four patents. ARRIS has been asked to indemnify Cox and Cable One. It is premature to assess the likelihood of a favorable outcome. In the event of an unfavorable outcome, ARRIS could be required to indemnify Cox and Cable One, pay royalties or cease utilizing certain technologies.
On July 31, 2009, ARRIS filed a motion for contempt in the U.S. District Court for the District of Delaware against SeaChange International related to a patent owned by ARRIS. In its motion, ARRIS is seeking further sanctions and the enforcement of the permanent injunction entered by the Court against certain of SeaChange products sold since 2002. The original finding of infringement was affirmed by the Federal Circuit in 2006, and the patent claims (with one exception) were upheld by the U.S. Patent Office in a re-examination process initiated by SeaChange. In response to ARRIS’ Motion for Contempt, on August 3, 2009, SeaChange filed a complaint seeking a declaratory judgment from the Court to declare that its products are non-infringing with respect to the patent. The Court has stayed the SeaChange declaratory judgment action and discovery is proceeding on the original ARRIS motion for contempt, sanctions and enforcement of the injunction. A hearing has been set for March 1, 2011.
On August 6, 2010, Ceres Communications sued 23 parties including several large MSO customers asserting infringement of a single patent. ARRIS has not been sued but may be asked to indemnify. On July 27, 2010, PACid filed suit against 87 companies including ARRIS and several MSOs for patent infringement related to two patents. ARRIS has filed an answer with respect to the PACid case. It is premature to assess the likelihood of a favorable outcome. In the event of an unfavorable outcome, ARRIs may be required to indemnify certain customers, pay royalties or cease utilizing certain technologies.
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
We have substantial goodwill.
Our financial statements reflect substantial goodwill, approximately $235.1 million as of September 30, 2010, that was recognized in connection with the acquisitions that we have made. We annually (and more frequently if changes in circumstances indicate that the asset may be impaired) review the carrying amount of our goodwill in order to determine whether it has been impaired for accounting purposes. In general, if the implied fair value of the corresponding reporting unit’s goodwill is less that the carrying value of the goodwill, we record an impairment. The determination of fair value is dependent upon a number of factors, including assumptions about future cash flows and growth rates that are based on our current and long-term business plans. No goodwill impairment was recorded in 2009 or during the nine months of 2010. We recorded a non-cash goodwill impairment charge of $128.9 million and $80.4 million related to the ATS and MCS reporting units, respectively, during the fourth quarter of 2008. As the ongoing expected cash flows and carrying amounts of our remaining goodwill are assessed, changes in the economic conditions, changes to our business strategy, changes in operating performance or other indicators of impairment could cause us to realize additional impairment charges in the future. For additional information, see the discussion under Critical Accounting Policies in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K for the year ended December 31, 2009, as filed with the SEC.
Our business comes primarily from a few key customers. The loss of one of these customers or a significant reduction in sales to one of these customers would have a material adverse effect on our business.
Our two largest customers (including their affiliates, as applicable) are Comcast and Time Warner Cable. For the nine months ended September 30, 2010, sales to Comcast accounted for approximately 22.8% and sales to Time Warner Cable accounted for approximately 15.7% of our total revenue. The loss of either of these customers, or one of our other large customers, or a significant reduction in the products or services provided to any of them would have a material adverse impact on our business. For each of these customers, we also are one of their largest suppliers. As a result, if from time-to-time customers elect to purchase products from our competitors in order to diversify their supplier base and to dual-source key products or to curtail purchasing due to budgetary or market conditions, such decisions could have material consequences to our business. In addition, because of the magnitude of our sales to these customers the terms and timing of our sales are heavily negotiated, and even minor changes can have a significant impact upon our business.
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

Dated: November 5, 2010