Form 10-K
period 2010-12-31
ARRIS GROUP INC
filed 2011-02-25
CIK 1141107

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

For the fiscal year ended December 31, 2010

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

The aggregate market value of ARRIS Group, Inc.’s Common Stock held by non-affiliates as of June 30, 2010 was approximately $1.3 billion (computed on the basis of the last reported sales price per share of such stock of $10.19 on the NASDAQ Global Market System). For these purposes, directors, officers and 10% shareholders have been assumed to be affiliates.

As of January 31, 2011, 121,421,464 shares of ARRIS Group, Inc.’s Common Stock were outstanding.

Portions of ARRIS Group, Inc.’s Proxy Statement for its 2011 Annual Meeting of Stockholders are incorporated by reference into Part III.

i

PART I

Item 1.	Business

As used in this Annual Report, unless the context requires otherwise, “we,” “our,” “us,” “the Company,” and “ARRIS” refer to ARRIS Group, Inc. and our consolidated subsidiaries.

General

Our principal executive offices are located at 3871 Lakefield Drive, Suwanee, Georgia 30024, and our telephone number is (678) 473-2000. We maintain a website at www.arrisi.com. The information contained on our website is not part of, and is not incorporated by reference in this Form 10-K. On our website we provide links to copies of the annual, quarterly and current reports that we file with the Securities and Exchange Commission (“SEC”), Forms 3, 4, and 5 that our officers and directors file with the SEC, any amendments to those reports, and all Company press releases. Investor presentations also frequently are posted on our website. Copies of our code of ethics and the charters of our board committees also are available on our website. We will provide investors copies of these documents in electronic or paper form upon request, free of charge.

Glossary of Terms

Below are commonly used acronyms in our industry and their meanings:

Acronym	Terminology

AdVOD	Linear and Demand Oriented Advertising
ARPU	Average Revenue Per User
Cable VoIP	Cable Voice over Internet Protocol
CAM	Cable Access Module
CBR	Constant Bit Rate
CLEC	Competitive Local Exchange Carrier
CMTS	Cable Modem Termination System
CPE	Customer Premises Equipment
CWDM	Coarse Wave Division Multiplexing
DBS	Digital Broadcast Satellite
DOCSIS®	Data Over Cable Service Interface Specification
DPI	Digital Program Insertion
DSG	DOCSIS Set-Top Gateway
DSL	Digital Subscriber Line
DVR.	Digital Video Recorder
DWDM	Dense Wave Division Multiplexing
EBIF.	Enhanced Binary Interface Format
EMTA	Embedded Multimedia Terminal Adapter
eQAM	Edge Quadrature Amplitude Modulator
FMC	Fixed Mobile Convergence
FPGA	Field Programmable Gate Arrays
FTTH	Fiber to the Home
FTTP	Fiber to the Premises
GAAP	Generally Accepted Accounting Principles
GHZ	Gigahertz
GPA	General Purchase Agreements
HDTV	High Definition Television

Acronym	Terminology

HFC	Hybrid Fiber-Coaxial
IFRS	International Financial Reporting Standards
ILEC	Incumbent Local Exchange Carrier
IP	Internet Protocol
IPTV	Internet Protocol Television
Mbps	Megabits per Second
MPEG-2	Moving Picture Experts Group, Standard No. 2
MPEG-4	Moving Picture Experts Group, Standard No. 4
M-CMTS	Modular CMTS
MSO	Multiple Systems Operator
MTA	Multimedia Terminal Adapter
NGNA	Next Generation Network Architecture
nPVR	Network Personal Video Recorder
NSM	Network Service Manager
NIU	Network Interface Unit
OLT.	Optical Line Termination
ONU	Optical Network Unit
PCS	Post Contract Support
PCT	Patent Convention Treaty
PON.	Passive Optical Network
PSTN	Public-Switched Telephone Network
PVR	Personal Video Recorder
QAM	Quadrature Amplitude Modulation
QoS	Quality of Service
RF	Radio Frequency
RGU	Revenue Generating Unit
SCTE	Society of Cable Telecommunication Engineers
SDV	Switched Digital Video
SLA	Service Level Agreement
STB	Set Top Box
VAR	Value-Added Reseller
VOD	Video on Demand
VoIP	Voice over Internet Protocol
VPN	Virtual Private Network
VSOE	Vendor-Specific Objective Evidence

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

By offering bundled packages of broadband services, these MSOs are seeking to gain a competitive edge over telephone companies and Digital Broadcast Satellite (“DBS”) providers, and to create additional revenue streams. Delivery of enhanced services also has helped MSOs offset slowing basic video subscriber growth and reduce their subscriber churn. To compete effectively against the DBS providers and telephone companies, MSOs have been upgrading and rebuilding their networks to offer digital video, which enables them to provide more channels and better picture quality than analog video. These upgrades to digital video also allow MSOs to roll out high definition television (“HDTV”) and new interactive services such as VOD. VOD services require video storage equipment and servers, systems to manage increasing amounts of various types of content and complementary devices capable of transporting, multiplexing and modulating signals to individual subscribers over a network. Additionally, the delivery of HDTV channels requires significantly more bandwidth than the equivalent number of standard definition digital channels. This demand for additional bandwidth is a key driver behind many of the changes being made to the cable operators’ network, and the MSO investment in the products provided by ARRIS.

Demand for high speed data bandwidth on cable systems is increasing as content providers (such as Google, Yahoo, YouTube, Hulu, MySpace, Facebook, Blockbuster, Netflix, ABC, CBS, NBC, FOX, movie and music studios, and gaming vendors) increasingly offer personalized content “over the top” over the Internet to multiple devices in addition to the secure video network of the MSOs. For example, broadcast network shows and user-generated content, such as video downloads, personalized web pages, and video and photo sharing, have become commonplace on the Internet. Likewise, cable operators are starting to offer their subscribers the option of accessing the video content that they have subscribed to via the Internet. They are also experimenting with offering more content through the use of network personal video recorders (“nPVRs”), which are expected to add more traffic to the networks. Another bandwidth intensive service being offered by a major cable operator allows cable video subscribers to re-start programs on demand if they miss the beginning of a television show (“time-shifted television”). Television today has thus become more interactive and personalized, thereby increasing the demand on a service provider’s network. Further, the Internet has raised the bar on personalization with viewers increasingly looking for “similar” experience across multiple screens — television, PC and phone, further increasing the challenges in delivering broadband content.

Cable operators are offering enhanced broadband services, including HDTV, digital video, interactive and on demand video services, high speed data and voice over internet protocol (“VoIP”). As these enhanced broadband services continue to attract new subscribers, we expect that cable operators will continue to invest in their networks to re-purpose network capacity to support increased customer demand for personalized services. In the access portion, or “last-mile,” of the network, operators will need to upgrade headends, hubs, nodes, and radio frequency distribution equipment to support increased bandwidth allocated to narrowcast or personalized content distribution. Much of this upgrade includes driving fiber networks closer to the subscribers to better accommodate the technologies that support growing demand for subscriber specific content. While many domestic cable operators have substantially completed the initial network upgrades necessary to support existing enhanced broadband services, they will need to take a scalable approach to continue upgrades as new services are developed and deployed. In addition, many international cable operators have not yet completed the initial upgrades necessary to offer such enhanced broadband services and are expected to continue purchasing equipment to complete these upgrades.

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

A new, emerging service is Video over IP or “IPTV.” This service utilizes extremely fast Internet Protocol channels enabled by DOCSIS 3.0 and PacketCabletm 2.0 to deliver high quality video content to any IP-enabled device within the subscriber’s home and to mobile devices outside the home. ARRIS is collaborating with MSOs to develop headend and home gateway devices to cost effectively enable this new service.

Our Strategy

Our long-term business strategy, “Convergence Enabled,” includes the following key elements:

•	Maintain a strong capital structure, mindful of our debt (which is likely to be required to be repaid in 2013), share repurchase opportunities and other capital needs including mergers and acquisitions.

•	Grow our current business into a more complete portfolio including a strong video product suite.

•	Continue to invest in the evolution toward enabling true network convergence onto an all IP platform.

•	Continue to expand our product/service portfolio through internal developments, partnerships and acquisitions.

•	Expand our international business and begin to consider opportunities in markets other than cable.

•	Continue to invest in and evolve the ARRIS talent pool to implement the above strategies.

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

Specific aspects of our strategy include:

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

Expansion via Strategic Acquisitions.  To further our strategy, in 2009 we acquired EG Technologies, a manufacturer of video processing systems for the encoding, transcoding and transrating of IP-based digital video content. We also acquired Digeo, which had a portfolio of video-related technology. These acquisitions strengthened our portfolio of digital video technology and further our goal of enabling a completely converged solution to our customers. In December 2007 we acquired C-COR Incorporated (“C-COR”). As a result of these acquisitions, we have substantially increased our scale and critical mass, as well as achieved greater product breadth and enhanced customer diversity. As the cable system industry has continued to consolidate, supplier scale and product breadth have become increasingly important. We expect our increased product breadth and greater scale to be strategically relevant to our customers, thereby giving us an opportunity to capture a larger share of their spending. The ability to offer end-to-end solutions should enable us to optimize customer relationships and derive greater product pull through. We expect to regularly consider acquisition opportunities that could cost effectively expand our technology portfolio or strengthen our market presence or opportunities.

Our Principal Products

A broadband cable system consists of three principal components:

•	Headend. The headend is a central point in the cable system where signals are received via satellite and other sources. High capacity routers connect the Internet and public switched telephone networks to the local cable access network in the headend. The headend organizes, processes and retransmits signals through the distribution network to subscribers. Larger networks include both primary headends and a series of secondary headends or hubs.

•	Distribution Network. The distribution network consists of fiber optic and coaxial cables and associated optical and electronic equipment that take the combined signals from the headend and transmits them throughout the cable system to optical nodes and ultimately the subscriber premises. The distribution network also collects requests and transmissions from subscribers and transports them back to the headend for processing and transmission.

•	Subscriber Premises. Cable drops extend from multi taps to subscribers’ homes and connect to a subscriber’s television set, set-top box, gateways, telephony network interface device or high speed cable modem.

We provide cable system operators with a broad product offering for the headend, distribution network and subscriber premises. We divide our product offerings into three segments:

Broadband Communications Systems (“BCS”):

•	VoIP and High-Speed Data products

•	CMTS Edge Router

•	2-Line Residential EMTA

•	Multi-line EMTA for Residential and Commercial Services

•	Wireless Gateway EMTA

•	High speed data Cable Modems

•	Video / IP products

•	CMTS Edge Router

•	Universal EdgeQAM

•	Whole Home Gateway and Media Players

•	Video Processing products

•	Digital Video Encoders and Multiplexers

•	Transcoders, Transraters, and Statistical Multiplexers

Access, Transport & Supplies (“ATS”):

•	HFC plant equipment products

•	Headend and Hub products

•	Optical Transmitters

•	Optical Amplifiers

•	Optical Repeaters

•	Optical Nodes

•	WiFi Access Points

•	ePON Optical Network Units

•	ePON Optical Line Terminals

•	RF over Glass (RFOG) Optical Network Units

•	Radio Frequency amplifers

•	Infrastructure products for fiber optic or coaxial networks built under or above ground

•	Cable and strand

•	Vaults

•	Conduit

•	Drop materials

•	Tools

•	Connectors

•	Test equipment

Media & Communications Systems (“MCS”):

•	Media, Delivery and Monetization Platform

•	Video on Demand Management and Distribution

•	Digital Advertising

•	Operations Management Systems

•	Network and Service Assurance

•	Mobile Workforce Management

•	Fixed Mobile Convergence Platform

•	Mobility Application Server (“MAS”) for continuity of services across wireless and PacketCabletm Networks

•	Voice Call Continuity (“VCC”) Application Server for continuity of services in IP Multimedia Subsystem (“IMS”) Networks

•	Convergence clients for smartphones

Broadband Communications Systems

Voice over IP and High-Speed Data Products

Headend — The heart of a VOIP or data headend is a CMTS edge router. A CMTS, along with a call agent, a gateway, and provisioning systems, provides the ability to integrate the Public-Switched Telephone Network (“PSTN”) and high speed data services over a HFC network. The CMTS provides many of the same capabilities found in a metro router, with the addition of the cable-specific interface functions to provide IP capability over the HFC network. The CMTS also is responsible for initializing and monitoring all cable modems, DOCSIS set tops, IP gateway and EMTAs connected to the HFC network. We provide two cable edge router products, the C4®CMTS and the C4ctm CMTS, used in the cable operator’s headend that provide VoIP, Video over IP, DOCSIS set top gateway signaling, and high speed data services to residential and business subscribers. The CMTS is a highly complex, reliable, real-time sensitive element of a carrier-grade broadband network, responsible for ensuring the quality of the services provided.

During 2009, we introduced the C4c, a compact version of the C4 chassis that utilizes the same line cards as the large C4 CMTS. The C4c is an economical choice for smaller operators who want to upgrade to DOCSIS 3.0 wideband edge router services but do not need the density and capacity of the full C4. In 2010, we continued to add additional features to the product line along with significant development of 2nd generation DOCSIS 3.0 line cards.

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

During 2009, we introduced the first generation of DOCSIS 3.0 customer premise voice and data modems. We dramatically expanded the portfolio in 2010, further increasing maximum speeds in excess of 300 Mbps, and advanced home networking capabilities to simplify installation and distribution of content throughout the premise. This allows cable operators to compete very favorably against telephone company fiber to the home.

Video/IP Products

Headend — Digital video streams are bridged onto the HFC network using an edge multiplexer/modulator such as the D5tm Universal Edge QAM. The D5tm multiplexes digital video and IP data and modulates the signals for transmission on a cable service provider’s HFC plant. The D5tm Universal Edge QAM is compatible with DOCSIS® cable modems as well as MPEG-2 and MPEG-4 set-top boxes. The D5tm Universal Edge QAM is ideal for service providers deploying video on demand and switched digital video (“SDV”) services where many unicast channels are required. The D5 platform is one of the most dense products in the industry.

Subscriber Premises — Subscriber premises equipment includes our new Whole Home Solutions product family of media gateways and media players supporting hybrid and full IP architectures. These gateways and players combine simultaneous use of feature-rich video and telephony services, multi-room DVR, Wi-Fi, DOCSIS® 3.0 data rates, and other services. The solution answers the demand for a single service provider offering that accommodates multi-room subscriber access to unicast and multicast content, whether via cable, over-the-top (“OTT”), or the subscriber’s personal media on their home network.

Video Processing Products

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

Access, Transport & Supplies

The traditional HFC network connects a headend to individual residential and or business users through a progression of fiber optic and coaxial cables and a variety of electrical and optical devices that modulate, transmit, receive, and amplify the radio frequency and optical signals as they move over the network. The local HFC network consists of three major components: the headend and hubs, optical nodes, and the radio frequency plant. We offer product lines for all three components. The optics platforms support both coarse wave division multiplexing (“CWDM”) and dense wave division multiplexing (“DWDM”), which provide more capacity per subscriber over existing infrastructures and provide state-of-the-art capacity for new networks.

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

Optical Transmission

Optical transport continues to migrate deeper into the networks, closer to the customer driven both by competition and improving economics around optical technologies. We have put specific focus into supporting this migration with the development of advanced, multi-wavelength optical transmitters, optical amplifiers and optical repeaters. These platforms allow the operators to rapidly and significantly multiply the capacity of their existing fiber infrastructures and leverage them closer to the end user. These components are also essential elements of the rapidly evolving passive optical networks (“PON”) such as radio frequency over glass (“RFoG”) which leverages existing back office and customer premise equipment and ethernet passive optical networks (“ePON”) which provides gigabit data rates to commercial customers again utilizing existing optical infrastructures and DOCSIS® provisioning systems.

Optical Nodes

The general function of the optical node in the local hybrid fiber coax network is to convert information from optical signals to electronic signals for distribution to the home or business. Our node series offers the performance service, segmentability, and cost efficiency required to meet the demands of the most advanced network architectures. Our nodes utilize scalable space and cost-saving technology that allows network operators to economically grow their infrastructure, minimizing capital expenditures while maximizing network service availability and performance.

During 2010, we introduced second generation CORWave I O-Band and CORWave II C-Band downstream optics platforms. These optical multiplexing platforms provide significantly higher physical densities and reduce powering requirements. CORWave platforms support the essential delivery of HD SDV, On Demand and business services on existing MSO fiber networks. These platforms also allow the MSOs to add significant capacity for new services while minimizing infrastructure investments and deployment timeframes. CORWave is an extension of the broadly deployed, field proven CHP CWDM optics that deliver more capacity over longer-link distances on existing fiber.

ePON Solutions

Commercial customers have gained increasing MSO focus in recent years. Commercial customers by their nature place greater demands on data networks than traditional residential customers, and ePON solutions address those demands. We have crafted headend optical line terminations (“OLT”) to be compatible with the widely deployed CHP platform. The optical wavelengths are designed to co-exist in existing residential networks. The customer premise, optical network units (“ONU”) have been created with a flexible feature set to meet the variety of commercial requirements and enable commercial customers access to gigabit speed data rates. Finally, these solutions are managed with DOCSIS control interface thus enabling the MSO to use existing residential customer management and provisioning systems.

RFoG Solutions

Radio frequency over glass (“RFoG”) solutions utilize a subset of our headend and hub products, optical transmission products and newly available RFoG ONUs. These solutions allow the MSO to take fiber directly to the side of the customer premises while maintaining existing back office, headend and customer premise solutions. The ARRIS solution is also crafted to be compatible with an optical wave plan that allows it to co-exist in the same fiber infrastructure with traditional HFC and the newer ePON solutions.

Radio Frequency Products

The radio frequency amplifiers transmit information between the optical nodes and subscribers. These products come in various configurations such as trunks, bridgers, and line extenders to support both domestic and international markets. Our amplifiers use drop-in replacement modules to allow cost and time saving upgrades for the operators. Many of these amplifiers are complemented by optical nodes upgrade kits to provide a wide array of options for the operators to enhance the capacity of their networks.

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

Media & Communications Systems

We provide integrated, application-oriented IP software solutions for video delivery, operations management systems and fixed mobile convergence.

Video Delivery

Our comprehensive video service delivery platform consists of three key components (ConvergeMediatm Manager, ConvergeMediatm Distribution and ConvergeMediatm Advertising) to enable delivery and monetization of media for operators, programmers and broadcasters. ConvergeMediatm is designed to provide seamless media access across a wide variety of personal media devices and diverse networks.

ConvergeMediatm Manager

Our on demand management system lets network operators manage all aspects of video on demand — the system, the content, and the business — from a single, integrated platform that gives real-time control and visibility to achieve maximum revenue. ConvergeMedia Management Suite (“CMM”), which is at the heart of our managed media platform, supports a complete range of interactive television services and provides an open architecture for rapid development and delivery of future media delivery services. In addition, CMM eliminates unnecessary manual intervention, simplifies operations, and reduces costs through a single platform and an accompanying set of processes to manage on demand service delivery at corporate, regional, and local levels, all in real time and across different video on demand delivery systems. Additionally this platform manages the robust delivery of content by ensuring operators can deliver a high level of quality of experience for managed and OTT content delivery models.

ConvergeMediatm Distribution

Our media distribution portfolio comprises the ConvergeMediatm XMStm product line. This next generation server optimizes cost performance for robust video delivery over a wide range of customer applications, including movies on demand (“MOD”), subscription video on demand (“SVOD”), linear ad insertion, advertising-supported video on demand (“AdVOD”), network-based digital video recording (“NDVR”), network-based personal video recording (“NPVR”) and other time-shifted TV services. Moreover, XMStm is able to deliver multimedia to a wide range of consumer electronics devices using standard video codecs, audio codecs, container formats and transport protocols.

ConvergeMediatm Advertising

Using our digital program insertion (“DPI”), network operators can reach both digital and analog customers from one, cost-effective platform. This allows for a smooth, scalable transition from analog-only systems and helps raise revenues from a variety of advertising models, including high definition ad insertion with standard and high definition content, local and long form ads, and targeted advertising by geographic and demographic segment. Telescoping, a form of viewer selected advertising that integrates our linear ad insertion and VOD products, puts the consumer in control by allowing users to seek successive levels of detail about a given product or service being advertised.

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

Network and Service Assurance

ARRIS ServAssuretm Network and Service Management Software helps MSOs monitor, collect and analyze the health and performance of their networks and services in real-time; allowing them to react proactively to immediate and on-going needs. Our integrated and modular solutions adapt easily to an MSO’s existing infrastructure to help reduce the time to repair outages, minimize unnecessary truck rolls, and automate the management of revenue-generating services. We provide solutions that give MSOs a 360o real-time view of their networks. Our network and service assurance applications help MSOs monitor and manage device and service status across the entire network, proactively pinpoint outage locations and impact on subscribers, and forecast and plan for maximum network capacity.

Mobile Workforce Management

ARRIS WorkAssuretm Workforce Automation is a comprehensive field service management solution that combines the simplicity and sophistication of browser-based business applications with real-time connectively to the mobile workforce through wireless data connections and mobile computing devices. By proactively managing service delivery and network integrity, MSOs recognize significant savings through improved productivity, fewer repeat calls and extensive reductions in the overall cost of non-revenue generating truck rolls. WorkAssure helps MSOs maximize service quality and customer retention.

Fixed Mobile Convergence (“FMC”)

Our mobility and voice call continuity application servers provide a migration strategy for cable operators’ digital voice services, allowing them to evolve their existing landline voice service into a fully-converged landline and wireless offering. Our convergence client software enables smart phones to seamlessly connect between wireless and wire line networks.

Sales and Marketing

We are positioned to serve customers worldwide with a sales and sales engineering organization complemented by a skilled technical services team. We maintain offices in Colorado, Connecticut, Georgia, Oregon, Pennsylvania and Washington in the United States, and in Argentina, Brazil, Chile, China, Japan, Korea, Mexico, The Netherlands, and Spain. Our sales engineering team assists customers in system design and specification and can promptly be onsite to resolve any problems that may arise during the course of a project. Our technical services team provides professional services through experienced and highly skilled personnel who work with network operators to design and keep their networks operating at peak performance. Core competencies include network engineering and design, project management for launching advanced applications over complex broadband networks, and solutions to move today’s sophisticated networks forward to Internet Protocol and digital services. Additionally, we provide 24x7 technical support, directly and through channel partners, as well as provide training for customers and channel partners, as required, both in our facilities and at our customers’ sites.

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

Customers

The vast majority of our sales are to cable system operators worldwide. As the US cable industry continues a trend toward consolidation, the six largest MSOs control approximately 86.4% of the triple play RGUs within the US cable market (according to Dataxis third quarter 2010), thereby making our sales to those MSOs critical to our success. Our sales are substantially dependent upon a system operator’s selection of ARRIS’ network equipment, demand for increased broadband services by subscribers, and general capital expenditure levels by system operators. Our two largest customers (including their affiliates, as applicable) are Comcast and Time Warner Cable. From time-to-time, the affiliates included in our revenues from these customers have changed as a result of mergers and acquisitions. Therefore, the revenue for our customers for prior periods has been adjusted to include, on a comparable basis for all periods presented, the affiliates currently understood to be under common control. Our sales to these customers for the last three years were:

	Years ended December 31,
	2010	2009	2008
	(in thousands)

Comcast and affiliates	$270,655	$353,658	$300,934
% of sales	24.9%	31.9%	26.3%
Time Warner Cable and affiliates	$174,471	$230,211	$235,405
% of sales	16.0%	20.8%	20.6%

ARRIS utilizes standard terms of sale. These standard terms of sale apply to all purchases except those to a few of our large customers with whom we have executed general purchase agreements (“GPAs”). These GPAs do not obligate the customer to a specific volume of business. The vast majority of our sales, whether to customers with GPAs or otherwise, result from periodic purchase orders. We have multiple agreements with our largest customers, such as Comcast and Time Warner Cable, based upon their needs or as a result of prior acquisitions. We maintain these agreements in the normal course of our business.

International Operations

Our international revenue is generated primarily from Asia-Pacific, Europe, Latin America and Canada. The Asia-Pacific market includes China, Hong Kong, Japan, Korea, Singapore, and Taiwan. The European market includes Austria, Belgium, France, Germany, the Netherlands, Norway, Poland, Portugal, Spain, Sweden, Switzerland, Great Britain, Ireland, Turkey, Russia, Romania, Hungry and Israel. The Latin America market includes

Argentina, Brazil, Chile, Colombia, Mexico, Peru, Puerto Rico, Ecuador, Honduras, Costa Rica, Panama, Jamaica and Bahamas. Revenues from international customers were approximately 35.2%, 26.5%, and 29.1% of total revenues for 2010, 2009 and 2008, respectively.

We continue to strategically invest in worldwide marketing and sales efforts, which have yielded some promising results in several regions. We currently maintain international sales offices in Argentina, Brazil, Chile, China, Japan, Korea, Mexico, The Netherlands, and Spain.

Research and Development

We operate in an industry that is subject to rapid changes in technology. Our ability to compete successfully depends in large part upon anticipating such changes. Accordingly, we engage in ongoing research and development activities in response to our customers’ needs with the intention to advance existing product lines and/or develop new offerings. We are committed to rapid innovation and the development of new technologies in the evolving broadband market. New products are developed in our research and development laboratories in Beaverton, Oregon; Cork, Ireland; Kirkland, Washington; Lisle, Illinois; Shenzhen, China; State College, Pennsylvania; Suwanee, Georgia; Wallingford, Connecticut; and Waltham, Massachusetts. We also form strategic alliances with world-class producers and suppliers of complementary technology to provide “best-in-class” technologies focused on “time-to-market” solutions.

In our Broadband Communications Systems business segment, we believe that our future success depends on our rapid adoption and implementation of broadband local access industry specifications, as well as rapid innovation and introduction of technologies that provide service and performance differentiation. To that end, we believe that the C4® CMTS Edge Router product line continues to lead the industry in areas such as fault tolerance, wire-speed throughput and routing, and density. With the introduction of DOCSIS® 3.0 capabilities on the C4 platform in 2008, we extended this leadership and increased worldwide market share. We introduced the C4c CMTS in 2009, which is designed for small to mid-size operators who are looking for a CMTS that delivers superior RF performance while occupying less space than the C4 for delivering high speed data services. Product development is focused on adding additional revenue-generating features, reducing power consumption, and cost reduction.

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

We augmented the technology we acquired in the EG Technology, Inc transaction to enhance the VIPr 2200 Advanced Video Processor, enabling more efficient spectrum utilization and significant QAM channel cost savings. We also introduced a new ad splicing feature enhancing our ConvergeMedia platform’s Advanced Advertising capabilities. ARRIS now provides multi-format, multi-resolution video encoding/transcoding of MPEG-2, MPEG-4, SD and HD channels.

We have made significant progress in development of a next generation IP multimedia whole home solution, taking advantage of the technology and know-how from the former Digeo team, and the core technologies from our DOCSIS® CPE products. Lab and field trials continue with a small number of customers and the first commercial deployment has recently been announced. This new product category is expected to have growth potential as cable operators strive to offer an increasingly compelling, interactive, rich video experience.

In our Access, Transport & Supplies business segment, our research and development has focused on advanced multi-wavelength optical access and PON products. We were the first to introduce a complete 1 GHz access platform in the industry. We were also the first to offer a unified optical wavelength plan providing a roadmap to MSO’s for graceful, future capacity and service expansion In particular, our CHP 5000 headend platform and OptoMax nodes provide a wide variety of options to the operator to extend the capacity of their existing infrastructures through service group segmentation or multi-wavelength optical transport. We continue to introduce innovative multiwavelength optical transmission products to allow MSOs to cost effectively expand the use of their existing installed fiber networks.

In our Media Communications Systems business segment, we have focused on developing the ConvergeMedia® Unified Video Platform supporting VOD, broadcast linear and advanced advertising on a single platform. We continue to develop new features such as remote personal video recording allowing individual subscribers to store any program on the ConvergeMedia server for later viewing. For network and service assurance we concentrated on developing a new flexible business logic engine and a highly available service oriented architecture (“SOA”) to enable a more modular approach for integration with customers existing OSS systems. In 2010, we launched ServAssure Compass Outage Management as the first of a series of products based on this platform architecture. Our Fixed Mobile Convergence Solution enables the MSO to offer mobile telephony, data, and video services over traditional cellular (CDMA and GSM) and IP (Wi-Fi, LTE and WiMAX ) infrastructures with uninterrupted hand-off between the 2 networks giving the MSO the ability to provide a low cost offering for a fourth major service to their customers. In addition to the infrastructure equipment and software, we also provide the client software residing on the subscriber’s mobile telephone. We are in the final stages of a trial deployment with a major MSO.

Research and development expenses in 2010, 2009 and 2008 were approximately $140.5 million, $124.6 million, and $112.5 million, respectively. Research and development expenses as a percent of sales in 2010, 2009 and 2008 were approximately 12.9%, 11.3%, and 9.8% , respectively. These costs include allocated common costs associated with information technologies and facilities.

Intellectual Property

We have an active patenting program for protecting our innovations. During 2010, we were awarded 28 patents, filed 51 utility patent applications and 30 provisional patent applications. As of January 31, 2011, the patenting program consisted of maintaining our portfolio of approximately 488 issued patents (both U.S. and foreign) and pursuing patent protection on new inventions (currently approximately 460 U.S. and foreign patent applications). In our effort to pursue new patents, we have created a process whereby employees may submit ideas of inventions for review by management. The review process evaluates each submission based on criteria that includes: novelty potential commercial value of the invention, and detectability of infringement. Patent applications are filed on the inventions that meet the criteria. In addition, we hold an exclusive license, for use in our field, of numerous patents relating to fiber optic and radio frequency transmission equipment and technology, and network management techniques and services.

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

We also have a trademark program for protecting and developing trademarks. As of January 31, 2011, ARRIS has 38 registered or pending trademark registrations. Our trademark program includes procedures for the use of current trademarks and for the development of new trademarks. This program is designed to ensure that our employees properly use our registered trademarks and any new trademarks that are expected to develop strong brand loyalty and name recognition. The design of our trademark program is intended to protect our trademarks from dilution or cancellation.

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

We have contracts with each of these manufacturers. We provide these manufacturers with 6-month or 12-month rolling, non-binding forecasts, and we typically have a minimum of 60 days of purchase orders placed with them for products. Purchase orders for delivery within 60 days generally are not cancelable. Purchase orders with delivery past 60 days generally may be cancelled with penalties in accordance with each vendor’s terms. Each contract manufacturer provides a minimum 15-month warranty.

We manufacture our Access and Transport products in our own manufacturing facility in Tijuana, Mexico, which was acquired as part of our acquisition of C-COR. The factory is 89,400 square feet, and, as of December 31, 2010, we employed approximately 337 employees. Typical items purchased for the ARRIS manufactured products are fiber optic lasers, photo receivers, radio frequency hybrids, printed circuit boards, die cast aluminum housings, and other electronic components. Although some of the components we use are single sourced, generally there are alternate sources, if needed. We outsource the manufacture and repair of certain assemblies and modules where it is cost effective to do so or where there are advantages with respect to delivery times. Current outsourcing arrangements include European versions of amplifiers, certain power supplies, accessories, optical modules, digital return modules, circuit boards, repair services, and small-lot manufacturing.

We distribute a substantial number of products that are not produced by us in order to provide our customers with a comprehensive product offering. For instance, we distribute hardware and installation products that are distributed through regional warehouses in California, North Carolina, Canada, Japan, The Netherlands, and through drop shipments from our contract manufacturers located throughout the world.

We obtain key components from numerous third party suppliers. For example, Broadcom provides several DOCSIS® components in our CMTS product line. We also make extensive use of FPGA from Altera and Xilinx in our C4® CMTS, C3 CMTS, and D5 Universal Edge QAM. Intel (formerly Texas Instruments) and Broadcom provide components used in some of our customer premises equipment (CPE) (i.e., EMTAs and cable modems). Our agreements include technology licensing and component purchases. Several of our competitors have similar agreements for these components. In addition, we license software for operating network and security systems or sub-systems, and a variety of routing protocols from different suppliers.

Backlog

Our backlog consists of unfilled customer orders (believed to be firm and long-term contracts) that have not been completed. With respect to long-term contracts, we include in our backlog only amounts representing orders currently released for production or, in specific instances, the amount we expect to be released in the succeeding 12 months. The amount contained in backlog for any contract or order may not be the total amount of the contract or order. The amount of our backlog at any given time does not reflect expected revenues for any fiscal period.

Our backlog at December 31, 2010 was approximately $140.4 million, at December 31, 2009 was approximately $144.4 million, and at December 31, 2008 was approximately $114.8 million. We believe that all of the backlog existing at December 31, 2010 will be shipped in 2011.

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

The consumer demand for more broadband bandwidth is a fundamental driver behind the continued exponential growth in CMTS Edge Routing capacity deployed by cable operators worldwide. The CMTS supplier space is highly concentrated with strong competition from Cisco and Motorola. Both companies approach the market strategically and aggressively compete for market share. In the third quarter of 2010, according to Infonetics Research, CMTS and Edge QAM Hardware and Subscribers Quarterly Worldwide and Regional Market Share, Size, and Forecasts, Third Quarter 2010, ARRIS maintained number two worldwide market share with 21.3% of shipments.

The ARRIS customer premises business consists of High Speed Data Modems and Voice over IP enabled modems, EMTAs. ARRIS has been the market leader in the EMTA product category since its inception. According to Infonetics, ARRIS also became the leading provider of all DOCSIS CPE products for the first time in the second quarter 2010, and extended this further in third quarter. We compete on price, product performance, our telephony experience, and integration capabilities. Again, both Cisco and Motorola compete in the DOCSIS CPE category, along with several other vendors. ARRIS has maintained number one EMTA market share since 2005, and had approximately 45% of the world market in the third quarter of 2010 according to Infonetics Research, Broadband CPE Quarterly Worldwide Market Share and Forecasts for Third Quarter 2010. VoIP subscriber net additions slowed in 2009 and the first half of 2010, however shipments have subsequently begun to increase as a technology renewal cycle to upgrade to DOCSIS 3.0 has begun in earnest.

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

We also compete with Aurora Networks, Cisco, Harmonic, and Motorola for products within the Access, Transport & Supplies group. In recent periods, competition has also increased from aftermarket suppliers, whose primary focus is on the refurbishment of OEM equipment, resulting in additional competition for new sales opportunities. In addition, because of the convergence of the cable, telecommunications and computer industries and rapid technological development, new competitors may enter the cable market.

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

Employees

As of January 31, 2011, we had 1,942 employees. ARRIS has no employees represented by unions within the United States. We believe that we have maintained a strong relationship with our employees. Our future success depends, in part, on our ability to attract and retain key personnel. Competition for qualified personnel in the cable industry is intense, and the loss of certain key personnel could have a material adverse effect on us. We have entered into employment contracts with our key executive officers and have confidentiality agreements with substantially all of our employees. We also have long-term incentive programs that are intended to provide substantial incentives for our key employees to remain with us.

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

Several of our customers have accumulated significant levels of debt. These high debt levels, coupled with the current turbulence and uncertainty in the capital markets, may impact their access to capital in the future. Even if the financial health of our customers remains intact, these customers may not purchase new equipment at levels we have seen in the past or expect in the future. During the later part of 2008 and most of 2009, the economy and financial markets were heavily impacted by housing market disruptions and foreclosures as well as the material disruptions in the credit markets. We cannot predict the impact if any of the recent financial market turmoil, or of specific customer financial challenges on our customer’s expansion and maintenance expenditures.

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

The cable television industry has gone through dramatic technological change resulting in MSOs rapidly migrating their business from a one-way television service to a two-way communications network enabling multiple services, such as high speed Internet access, residential telephony services, business telephony services and Internet access, video on demand and advertising services. New services that are, or may be offered by MSOs and other service providers, such as home security, power monitoring and control, high definition television, 3-D television, and a host of other new home services also are based on and will be characterized by rapidly evolving technology. The development of increasing transmission speed, density and bandwidth for Internet traffic has also enabled the provision of high quality, feature length video over the Internet. This so called over-the-top IP video service enables content providers such as Netflix, Hulu, CBS and portals like Google to provide video services on-demand, by-passing traditional video service providers. As these service providers enhance their quality and scalability, MSOs are moving to match them and provide even more competitive services over their existing networks, as well as over-the-top for delivery not only to televisions but to the computers, tablets, and telephones in order to remain competitive. Our business is dependent on our ability to develop the products that enable current and new customers to exploit these rapid technological changes. We believe the growth of over-the-top video represents a shift in the traditional video delivery paradigm and we cannot predict the effect it will have on our business.

In addition, the cable industry has and will continue to demand a move toward open standards. The move toward open standards is expected to increase the number of MSOs that will offer new services. This trend is expected to increase the number of competitors and drive down the capital costs per subscriber deployed. These factors may adversely impact both our future revenues and margins.

Our business comes primarily from a few key customers. The loss of one of these customers or a significant reduction in sales to one of these customers would have a material adverse effect on our business.

Our two largest customers (including their affiliates, as applicable) are Comcast and Time Warner Cable. For the year ended December 31, 2010, sales to Comcast accounted for approximately 24.9% and sales to Time Warner Cable accounted for approximately 16.0% of our total revenue. The loss of either of these customers, or one of our other large customers, or a significant reduction in the products or services provided to any of them would have a material adverse impact on our business. For each of these customers, we also are one of their largest suppliers. As a result, if from time-to-time customers elect to purchase products from our competitors in order to diversify their supplier base and to dual-source key products or to curtail purchasing due to budgetary or market conditions, such decisions could have material consequences to our business. In addition, because of the magnitude of our sales to these customers the terms and timing of our sales are heavily negotiated, and even minor changes can have a significant impact upon our business.

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

We have substantial goodwill.

Our financial statements reflect substantial goodwill, approximately $235.0 million as of December 31, 2010, that was recognized in connection with the acquisitions that we have made. We annually (and more frequently if changes in circumstances indicate that the asset may be impaired) review the carrying amount of our goodwill in order to determine whether it has been impaired for accounting purposes. In general, if the fair value of the corresponding reporting unit’s goodwill is less that the carrying value of the goodwill, we record an impairment. The determination of fair value is dependent upon a number of factors, including assumptions about future cash flows and growth rates that are based on our current and long-term business plans. No goodwill impairment was recorded in 2009 or 2010. We recorded a non-cash goodwill impairment charge of $128.9 million and $80.4 million related to the ATS and MCS reporting units, respectively, during the fourth quarter of 2008. As the ongoing expected cash flows and carrying amounts of our remaining goodwill are assessed, changes in the economic conditions, changes to our business strategy, changes in operating performance or other indicators of impairment could cause us to realize additional impairment charges in the future. For additional information, see the discussion under Critical Accounting Policies in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We may have difficulty in forecasting our sales.

Because a significant portion of the purchases by our customers are discretionary, accurately forecasting sales is difficult. In addition, in recent years our customers have submitted their purchase orders less evenly over the course of each quarter and year and with shorter lead times than they have historically. This has made it even more difficult for us to forecast sales and other financial measures, which can result in us maintaining inventory levels that are too high or too low for our ultimate needs.

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

Our future success depends in part upon our proprietary technology, product development, technological expertise and distribution channels. We cannot predict whether we can protect our technology or whether competitors can develop similar technology independently. We have received, directly or indirectly, and may continue to receive from third parties, including some of our competitors, notices claiming that we, or our customers using our products, have infringed upon third-party patents or other proprietary rights. We are a defendant in proceedings (and other proceedings have been threatened) in which our customers were sued for patent infringement and sued, or made claims against, us and other suppliers for indemnification, and we may become involved in similar litigation involving these and other customers in the future. These claims, regardless of their merit, result in costly litigation, divert the time, attention and resources of our management, delay our product shipments, and, in some cases, require us to enter into royalty or licensing agreements. If a claim of product infringement against us is successful and we fail to obtain a license or develop non-infringing technology, our business and operating results could be materially and adversely affected. In addition, the payment of any damages or any necessary licensing fees or indemnification costs associated with a patent infringement claim could be material and could also materially adversely affect our operating results. See Part I, Item 3, “Legal Proceedings”.

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

Our common shares may be subordinate to classes of preferred shares issued in the future in the payment of dividends and other distributions made with respect to common shares, including distributions upon liquidation or dissolution. Our Certificate of Incorporation permits our board of directors to issue preferred shares without first obtaining stockholder approval. If we issued preferred shares, these additional securities may have dividend or liquidation preferences senior to the common shares. If we issue convertible preferred shares, a subsequent conversion may dilute the current common stockholders’ interest.

Item 1B.	Unresolved Staff Comments

As of December 31, 2010, there were no unresolved comments.

Item 2.	Properties

We currently conduct our operations from 26 different locations; three of which we own, while the remaining 23 are leased. These facilities consist of sales and administrative offices, manufacturing and warehouses totaling approximately one million square feet. Our long-term leases expire at various dates through 2020. We believe that our current properties are adequate for our operations.

A summary of our principal leased properties (those exceeding 10,000 sq. ft.) that are currently in use is as follows:

Location	Description	Area (sq. ft.)	Lease Expiration	Segment

Suwanee, Georgia	Office space	129,403	April 14, 2020	All
Tijuana, Mexico	Manufacturing	89,400	March 1, 2011	(2)
Wallingford, Connecticut	Office space	82,155	December 31, 2014	(2)
Beaverton, Oregon	Office space/ Manufacturing	60,389	September 16, 2016	(3)
Ontario, California	Warehouse	59,269	March 31, 2014	All
Lisle, Illinois	Office space	56,008	November 1, 2013	(1)
Waltham, Massachusetts	Office space	21,033	May 16, 2016	(3)
Kirkland, Washington	Office space	38,554	August 31, 2018	(1)
Englewood, Colorado	Office space	32,240	March 31, 2016	All
Ontario, California	Warehouse	26,565	September 30, 2014	All
Cork, Ireland	Office space	11,135	October 28, 2020	(1)
Shenzhen, China	Office space	20,095	December 05, 2012	All

We own the following properties:

Location	Description	Area (sq. ft.)	Segment

Cary, North Carolina	Warehouse	151,500	All
State College, Pennsylvania	Office space	133,000	(2)
Chicago, Illinois	Warehouse/Office space	18,000	(2)

Segment:

(1)	Broadband Communications Systems

(2)	Access, Transport & Supplies

(3)	Media & Communications Systems

All All segments

Item 3.	Legal Proceedings

From time to time, ARRIS is involved in claims, disputes, litigation or legal proceedings incidental to the ordinary course of its business, such as intellectual property disputes, contractual disputes, employment matters and environmental proceedings. Also, suits may be brought against ARRIS’ customers, who in turn, may ask ARRIS to indemnify. Except as described below, ARRIS is not party to any proceedings that are, or reasonably could be expected to be, material to its business, results of operations or financial condition.

Pragmatus VOD LLC v. MCOs.  Case 1:11-cv-00070-UNA, District of Delaware. On January 20, 2011, Pragmatus filed suit against most MSOs alleging infringement of two US patents related to VOD products and services. Complaint has been served on our customers but request(s) for indemnification have not been received. We are in the process of reviewing the patents. It is premature to assess the likelihood of a favorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify the MSOs, pay royalties and/or cease utilizing certain technology.

Ceres Comm. v. MSOs, Telcos, and others.  Case 1:99-mc-09999, District of Delaware. In August and December, 2010, Ceres sued 23 and 13 parties, respectively, which included the major MSOs, Telcos and others, asserting infringement of two patents. Several ARRIS customers, who are defendants, have asked ARRIS to indemnify them. It is premature to assess the likelihood of a favorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify the MSOs, pay royalties and/or cease utilizing certain technology.

PACid v. BestBuy et al.  Civil Action No. 10-cv-00370, Eastern District of Texas. PACid recently filed a patent infringement suit against 87 companies, including ARRIS, claiming that the defendant’s wireless products infringe two US patents. The patents related to methods of encryption. ARRIS has filed an answer. It is premature to assess the likelihood of a favorable outcome.

ARRIS v. British Telecom & British Telecom v. Cox and Cable One.  1:09-CV-0671, U.S. District Court, Northern District of Georgia, Atlanta Division. C.A. No. 10-658 (SLR), District of Delaware. On March 11, 2009, ARRIS filed a declaratory judgment (DJ) action against British Telecom (BT) seeking to invalidate four BT patents and seeking a declaration that neither the ARRIS products, nor their use by ARRIS’ customers, infringe any of the BT patents. This action arose from the assertion by BT (via its agent, IPValue), that the ARRIS products or their use by ARRIS’ customers infringed four BT patents. On August 5, 2010 BT sued Cox and Cable One alleging infringement of the four patents that are the subject of the DJ. Cox and Cable One have asked ARRIS (and other suppliers) to indemnify them. It is premature to assess the likelihood of a favorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify Charter and Cox, pay royalties and/or cease utilizing certain technology.

ARRIS v. SeaChange Int.  (previously nCube v. SeaChange). CA No. 01-011 (JJF). On July 31, 2009, ARRIS filed a motion for contempt in the U.S. District Court in Delaware against SeaChange International related to a patent owned by ARRIS seeking damages and the enforcement of the permanent injunction entered by the Court against certain of SeaChange products sold since 2002. The original finding of infringement was affirmed by the Federal Circuit in 2006, and the patent claims (with one exception) recently were upheld by the U.S. Patent Office in a re-examination process initiated by SeaChange. In response to ARRIS’ Motion for Contempt, on August 3, 2009, SeaChange filed a complaint seeking a declaratory judgment from the Court to declare that its products are non-infringing with respect to the patent. The declaratory judgment action has been stayed and the contempt motion is proceeding. The contempt proceeding discovery has been completed. The hearing on the contempt proceeding is set for March 1, 2011.

In the matter of Adelphia Recovery Trust (“Trust”).  In 2007, the Trust contacted ARRIS asserting that ARRIS may have received voidable transfers from Adelphia Cablevision, LLC during the year prior to its filing of a Chapter 11 petition on September 25, 2002. The Trust sent similar letters to scores of other parties. In the event a suit is commenced, ARRIS intends to contest the case vigorously. To date, ARRIS has received no further communication from the Trust. No estimate can be made of the possible range of loss, if any, associated with a resolution of these assertions.

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

Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2010, no matters were submitted to a vote of our company’s security holders.

Item 4A.	Executive Officers and Board Committees

Executive Officers of the Company

The following table sets forth the name, age as of February 25, 2011, and position of our executive officers.

Name	Age	Position

Robert J. Stanzione	63	Chief Executive Officer, Chairman of the Board
Lawrence A. Margolis	63	Executive Vice President, Administration, Legal, HR, and Strategy, Chief Counsel, and Secretary
David B. Potts	53	Executive Vice President, Chief Financial Officer and Chief Information Officer
John O. Caezza	53	President, Access, Transport & Supplies
Ronald M. Coppock	56	President, Worldwide Sales & Marketing
Bryant K. Isaacs	51	President, Media & Communications Systems
James D. Lakin	67	President, Advanced Technology & Services
Bruce W. McClelland	44	President, Broadband Communications Systems
Marc S. Geraci	57	Vice President, Treasurer

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

ARRIS’ common stock is traded on the NASDAQ Global Select Market under the symbol “ARRS.” The following table reports the high and low trading prices per share of our common stock as listed on the NASDAQ Global Market System:

	High	Low

2009
First Quarter	$8.28	$5.81
Second Quarter	12.91	7.21
Third Quarter	13.75	10.87
Fourth Quarter	12.97	9.82
2010
First Quarter	$12.90	$9.39
Second Quarter	13.03	10.11
Third Quarter	12.15	8.16
Fourth Quarter	11.32	8.90

We have not paid cash dividends on our common stock since our inception. In 2002, to implement our shareholder rights plan, our board of directors declared a dividend consisting of one right for each share of our common stock outstanding. Each right represents the right to purchase one one-thousandth of a share of our Series A Participating Preferred Stock and becomes exercisable only if a person or group acquires beneficial ownership of 15% or more of our common stock or announces a tender or exchange offer for 15% or more of our common stock or under other similar circumstances.

As of January 31, 2011, there were approximately 538 record holders of our common stock. This number excludes shareholders holding stock under nominee or street name accounts with brokers or banks.

Issuer Purchases of Equity Securities

The table below sets forth the purchases of ARRIS common stock for the quarter ended December 31, 2010 (in thousands, except per share data):

			Total Number of	Approximate
	Total		Shares	Dollar Value of
	Number of	Average	Purchased as	Shares That May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
	Purchased	Per Share	Announced Plans	Under the Plans
Period	(1)	(2)	or Programs(2)	or Programs (2)

October 2010	3	$9.80	—	60,712
November 2010	1,440	$9.75	1,440	46,666
December 2010	1,497	$10.69	1,497	30,674

(1)	Includes approximately 2,533 shares repurchased to satisfy tax withholding obligations that arose on the vesting of shares of restricted stock and restricted stock units.

(2)	On March 4, 2009, the Company announced that its Board of Directors had authorized a plan for ARRIS to repurchase up to $100 million of our common stock. During the fiscal year 2010, ARRIS repurchased and retired 6.8 million shares of its common stock at an average price of $10.24 per share for an aggregate purchase price of $69.3 million. Unless terminated earlier by a Board resolution, the Program will expire when we have used all authorized funds for repurchase. The remaining authorized amount for stock repurchases under this program was $30.7 million as of December 31, 2010.

Stock Performance Graph

Below is a graph comparing total stockholder return on the Company’s stock from December 31, 2005 through December 31, 2010, with the Standard & Poor’s 500 and the Index of NASDAQ U.S. Stocks of entities in the industry of electronics and electrical equipment and components, exclusive of computer equipment (SIC 3600-3699), prepared by the Research Data Group, Inc.

	12/05	12/06	12/07	12/08	12/09	12/10
ARRIS Group Inc.	100.00	132.10	105.39	83.95	120.70	118.48

S&P 500	100.00	115.80	122.16	76.96	97.33	111.99

SIC Codes 3600 — 3699	100.00	103.75	112.08	61.57	93.95	104.24

Copyright© 2011 Standard & Poor’s, a division of The McGraw-Hill Companies Inc. All rights reserved.
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

The selected consolidated financial data as of December 31, 2010 and 2009 and for each of the three years in the period ended December 31, 2010 set forth below are derived from the accompanying audited consolidated financial statements of ARRIS, and should be read in conjunction with such statements and related notes thereto. The selected consolidated financial data as of December 31, 2008, 2007, and 2006 and for the years ended December 31, 2007 and 2006 is derived from audited consolidated financial statements that have not been included in this filing. The historical consolidated financial information is not necessarily indicative of the results of future operations and should be read in conjunction with ARRIS’ historical consolidated financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document. See Note 20 of the Notes to the Consolidated Financial Statements for a summary of our quarterly consolidated financial information for 2010 and 2009 (in thousands, except per share data).

	2010	2009	2008	2007	2006

Consolidated Operating Data:
Net sales	$1,087,506	$1,107,806	$1,144,565	$992,194	$891,551
Cost of sales	663,417	645,043	751,436	718,312	639,473

Gross margin	424,089	462,763	393,129	273,882	252,078
Selling, general, and administrative expenses	137,694	148,403	143,997	99,879	87,203
Research and development expenses	140,468	124,550	112,542	71,233	66,040
Impairment of goodwill	—	—	209,297	—	—
Acquired in-process research and development charge	—	—	—	6,120	—
Amortization of intangible assets	35,957	37,361	44,195	2,278	632
Restructuring charges	65	3,702	1,211	460	2,210

Operating income (loss)	109,905	148,747	(118,113)	93,912	95,993
Interest expense	17,965	17,670	17,123	16,188	3,294
Gain on debt retirement	(373)	(4,152)	—	—	—
Gain related to terminated acquisition, net of expenses	—	—	—	(22,835)	—
Interest income	(1,997)	(1,409)	(7,224)	(24,776)	(11,174)
Other expense (income), net	94	2,731	(1,465)	418	(1,092)
Loss (gain) on investments and notes receivable	(414)	(711)	717	(4,596)	29

Income (loss) from continuing operations before income taxes	94,630	134,618	(127,264)	129,513	104,936
Income tax expense (benefit)	30,502	43,849	2,375	37,370	(35,682)

Net income (loss) from continuing operations	64,128	90,769	(129,639)	92,143	140,618
Discontinued Operations:
Income from discontinued operations, net of tax	—	—	—	204	221

Net income (loss)	$64,128	$90,769	$(129,639)	$92,347	$140,839

	2010	2009	2008	2007	2006

Net income (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.51	$0.73	$(1.04)	$0.83	$1.31
Income from discontinued operations	—	—	—	—	—

Net income (loss)	$0.51	$0.73	$(1.04)	$0.83	$1.31

Diluted:
Income (loss) from continuing operations	$0.50	$0.71	$(1.04)	$0.82	$1.28
Income from discontinued operations	—	—	—	—	—

Net income (loss)	$0.50	$0.71	$(1.04)	$0.82	$1.28

Selected Balance Sheet Data:
Total assets	$1,424,087	$1,475,616	$1,350,321	$1,557,193	$1,012,040
Long-term obligations	$282,087	$295,696	$297,238	$300,469	$243,555

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Within the past several years, the rise of wideband data services and improvements in server technology has enabled a new competitive threat. So called OTT entertainment, sports, and news video services such as those offered by Netflix, Hulu, NBC, ABC, CBS, FOX, ESPN and other content providers, has allowed delivery of video programming directly to consumers via the Internet bypassing the traditional service provider television services and the attendant subscription and advertising revenue it generates for the service providers. In addition, Google and other Internet portals have made acquisitions and developed methods to provide advertising-supported video content which is linked directly to advertising buyers, increasing advertising effectiveness and reducing cost per impression. With the advent of these new OTT services, simple stand alone devices which enable the viewing of OTT video on any television in the home have appeared on the retail shelves, thus moving the Internet viewing experience from the PC in the den to the big screen TV in the living room. Recently consumer electronics manufacturers have begun to incorporate the network interfaces directly into their television sets and other entertainment devices. Further, there is a growing demand to be able to view video on multiple screens, for example tablets and PDAs.

OTT presents a new challenge to the MSOs, as consumers embrace these new services in lieu of the traditional linear programming provided by the service providers. OTT services provide the consumer with a new paradigm in entertainment: availability of a wide range of high quality, feature length programming specific to their tastes when they want to view it. In today’s fast paced society, immediacy is a major factor in consumer preference. To address the challenge presented by OTT, the MSOs are moving to provide their content in a more compelling on-demand format, utilizing many of the technologies used by the OTT providers, but with a better managed, higher quality, more secure service, which will enable consumers to receive any content on any screen, anytime, anywhere. With the emergence of OTT programming, advertising revenues are moving from the traditional linear programming to these new services. A key factor in the migration is the economics of advertising in an on-demand format. With the ability of advertisers to have immediate access to information regarding individual viewers’ preferences, and to be able to correspond with that viewer in real time, the relevance of each ad impression is substantially improved and the cost per relevant impression is dramatically reduced. The MSOs are addressing this opportunity, incorporating advertising insertion servers into their networks and building a system behind these servers to enable advertisers to mount campaigns directly to consumers via the MSOs’ networks.

Over the past decade, United States cable operators have spent a substantial amount to upgrade their networks to deliver digital video and two-way services such as high speed data, video on demand, and telephony. As global cable operators maximize their investment in their networks, we believe that our business will be driven by the industry dynamics and trends outlined below.

Industry Conditions

Competition Between Cable Operators and Telephone Companies is Increasing.

Telephone companies are aggressively offering high speed data services and are making progress in offering video services to the residential market. Counter balancing this, cable companies are providing IP-based telephone service and DOCSIS 3.0-based ultra high speed data service.

Competition Between Cable Operators and Direct Broadcast Satellite Services is Increasing.

Direct broadcast satellite services are aggressively offering many HDTV channels. DIRECTV and The Dish Network and multiple satellite services around the world are deploying significantly more HDTV channels including many local channels. Cable operators are responding by reclaiming spectrum through advanced technologies such as switched digital video and upgrading their networks to 1 GHz to make more spectrum available for additional HDTV channels.

Personalized Programming is Becoming More Readily Available Across Multiple Platforms.

Demand for bandwidth by cable subscribers continues to grow as content providers (such as Google, Yahoo, YouTube, Hulu, MySpace, Facebook, Blockbuster, Netflix, ABC, CBS, NBC, movie and music studios, and gaming vendors) are offering personalized content across multiple venues. For example, broadcast network shows and user-generated (UG) content, such as streaming video, personalized web pages, and video and photo sharing, have become commonplace on the Internet. Likewise, certain cable operators are experimenting with offering more content through the use of network personal video recorders (nPVRs) which, once copyright issues are resolved, will add more traffic to the networks. Another bandwidth intensive service being offered by major cable operators allows cable video subscribers to re-start programs on demand if they miss the beginning of a television show (time-shifted television). Television today has thus become more interactive and personal, further increasing the demands on the network. In addition, the Internet has set the bar on personalization with viewers increasingly looking for “similar” experiences across screens — television, PC, tablet and PDA further increasing the challenges in delivering broadband content.

Emerging Competition Between Cable Operators and Internet-based Services is a Major Market Disruption.

OTT video services enabled by wideband data services, is increasingly providing the same content provided by MSOs in an on-demand, location independent format. In our fast paced world such immediacy is finding favor with consumers. MSOs are responding with enhanced on-demand location independent services of their own, providing immediate access to a wide array of content anytime, anywhere, on any screen.

Advertisers are Moving to an Interactive Model Siphoning Advertising Dollars Away From Linear Programming.

Google, Yahoo, Facebook, Microsoft and others have changed the face of advertising by providing an easy, interactive way for advertisers to mount advertising campaigns, measure results in real time, target individual consumers with ads specific to their preferences, and providing consumers with a way to respond to ads in real time. All of this has increased the relevance of this advertising while lowering its cost per relevant impression. MSOs are seeking to participate in this new advertising paradigm by incorporating next generation advertising insertion servers in their networks and jointly building an advanced advertising platform to allow cable companies to provide more innovative types of advanced ads on cable’s growing digital platform with consistent technologies, metrics and interfaces across a national footprint.

Macroeconomic factors are Expected to Affect our Industry.

The current economic downturn, the severe decline in new household formations, the increase in unemployment and the resulting impact on consumer disposable income have and is expected to contract the amount of capital expenditures the MSOs will make in 2011.

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

Cable Operators have Developed Strategies to Offer Business Services.

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

Consolidation of Vendors Has Occurred and May Continue.

In February 2006, Cisco Systems, Inc. acquired Scientific-Atlanta, Inc. Both Cisco and Scientific-Atlanta are key competitors of ARRIS. In February 2007, Ericsson purchased Tandberg Television. In July 2007, Motorola acquired Terayon Communication Systems. In December 2007, ARRIS acquired C-COR. In 2009, ARRIS acquired Digeo and EGT. It is also possible that other competitor consolidations may occur which could have an impact on future sales and profitability.

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

Below are some key highlights and trends:

Financial Highlights

•	Sales in 2010 were $1.088 billion, down 2% or $20.3 million from 2009.

•	Gross margin percentage was 39.0% in 2010, which compares to 41.8% in 2009. The decline reflects a change in mix with higher sales of our EMTAs (which have lower than average margins) and lower sales of CMTSs (which have higher than average margins).

•	We invested $140.5 million in research and development in 2010, up $15.9 million or approximately 12.8% from 2009. As stated previously, we made investments in new products, primarily in the IP video area, with the acquisitions of Digeo Inc. and EG Technology, Inc. in the second half of 2009.

•	We ended 2010 with $620.1 million of cash, cash equivalents and short-term investments, which compares to $625.6 million at the end of 2009. We generated approximately $118.5 million of cash from operating activities in 2010 and $241.0 million during 2009.

•	During 2010, we used $69.3 million of cash to repurchase 6.8 million shares of our common stock at an average price of $10.24 per share.

•	During 2010, we used $23.3 million of cash to retire $24.0 million principal amount of our convertible notes.

Product Line Highlights

• Broadband Communications Systems

• CMTS

•	Downstream port shipments were approximately 147 thousand in 2010, as compared to 135 thousand in 2009.

•	Experienced a decline in sales in 2010 as some key customers have completed a significant portion of their initial DOCSIS 3.0 network deployments in 2009.

•	Announced availability of new 32D and 24U line cards which double the capacity of current chassis.

•	Continued the development of next generation converged edge router CMTS product that will enable smooth transition of legacy video networks to IP.

• CPE

•	Approximately 5.8 million CPE units were shipped in 2010 as compared to 5.0 million CPE units in 2009. Shipments of DOCSIS 3.0 CPE increased to 27.9% of the total unit shipments in 2010 as compared to 6.0% in 2009.

•	Maintained number one EMTA market share for 24 consecutive quarters (source: Infonetics).

• Whole Home IP Video Solution

•	Made significant progress in development of a next generation IP multimedia whole home solution, taking advantage of the technology and know-how from the former Digeo team and the core technologies from our DOCSIS CPE products. First lab trials are underway along with trials with a small number of customers. This exciting new product category has growth potential as cable operators strive to offer an increasingly compelling, interactive, rich video experience.

• Access, Transport & Supplies

•	Commercial RFoG deployment at top MSO.

•	Multiple top international MSO EPON deployments.

•	CORWave dual wavelength optical transmitter released to market.

•	CHP CORWave II C-Band transmitter platform qualified by top MSO.

•	Growth in professional services.

• Media & Communications Systems

•	Continued growth in ConvergeMedia Management suite VOD back office deployments across 13 MSOs.

•	Initial delivery of multi-screen on-demand application.

•	New product launch of ServAssure Compass Outage Management and ServAssure Live!

Non-GAAP Measures

As part of our ongoing review of financial information related to our business we regularly use non-GAAP measures, in particular Adjusted (“non-GAAP”) earnings per share, as we believe they provide a meaningful insight into our business and trends. We also believe that these non-GAAP measures provide readers of our financial statements with useful information and insight with respect to the results of our business. However, the presentation of non-GAAP information is not intended to be considered in isolation or as a substitute for results prepared in accordance with GAAP. Below are tables for 2010, 2009 and 2008 which detail and reconcile GAAP and non-GAAP earnings per share:

	For the Year Ended December 31, 2010
				Other	Income Tax
	Gross	Operating	Operating	(Income)	Expense	Net Income
	Margin	Expense	Income	Expense	(Benefit)	(Loss)
	(in thousands, except per share data)
GAAP	424,089	314,184	109,905	15,275	30,502	64,128
Stock compensation expense	1,897	(19,930)	21,827	—		21,827
Acquisition costs, restructuring, and integration costs	—	(65)	65	—		65
Amortization of intangible assets	—	(35,957)	35,957	—		35,957
Non-cash interest expense	—	—	—	(11,325)		11,325
Gain on repurchase of debt	—	—	—	373		(373)
Tax related to items above	—	—	—	—	24,311	(24,311)
Adjustments of income tax valuation allowances, R&D
credits, and other discrete tax items	—	—	—	—	(889)	889

Non-GAAP	425,986	258,232	167,754	4,323	53,924	109,507

GAAP net income per share — diluted						$0.50

Non-GAAP net income per share — diluted						$0.85

GAAP weighted average common shares — diluted						128,271

Non-GAAP weighted average common shares — diluted						128,271

	For the Year Ended December 31, 2009
				Other
	Gross	Operating	Operating	(Income)	Income Tax	Net Income
	Margin	Expense	Income	Expense	Expense	(Loss)
	(in thousands, except per s hare data)

GAAP	462,763	314,016	148,747	14,129	43,849	90,769
Stock compensation expense	1,446	(14,475)	15,921	—		15,921
Acquisition costs, restructuring, and integration costs	—	(3,977)	3,977	—		3,977
Amortization of intangible assets	—	(37,361)	37,361	—		37,361
Non-cash interest expense	—	—	—	(11,136)		11,136
Gain on repurchase of debt	—	—	—	4,152		(4,152)
Tax related to items above	—	—	—	—	22,561	(22,561)
Adjustments of income tax valuation allowances, R&D
credits, and other discrete tax items	—	—	—	—	3,133	(3,133)

Non-GAAP	464,209	258,203	206,006	7,145	69,543	129,318

GAAP net income per share — diluted						$0.71

Non-GAAP net income per share — diluted						$1.01

GAAP weighted average common shares — diluted						128,085

Non-GAAP weighted average common shares — diluted						128,085

	For the Year Ended December 31, 2008
				Other
	Gross	Operating	Operating	(Income)	Income Tax	Net Income
	Margin	Expense	Income	Expense	Expense	(Loss)
	(in thousands, except per share data)

GAAP	393,129	511,242	(118,113)	9,151	2,375	(129,639)
Stock compensation expense	979	(10,298)	11,277	—		11,277
Acquisition costs, restructuring, and integration costs	—	(1,638)	1,638	—		1,638
Amortization of intangible assets	—	(44,195)	44,195	—		44,195
Goodwill impairment	—	(209,297)	209,297	—		209,297
Non-cash interest expense	—	—	—	(10,735)		10,735
Tax related to items above	—	—	—	—	24,078	(24,078)
Adjustments of tax related to goodwill impairment and
certain provision to return adjustments	—	—	—	—	26,255	(26,255)

Non-GAAP	394,108	245,814	148,294	(1,584)	52,708	97,170

GAAP net loss per share — diluted						$(1.04)

Non-GAAP net income per share — diluted						$0.77

GAAP weighted average common shares — diluted						124,878 (1)

Non-GAAP weighted average common shares — diluted						126,277 (2)

(1)	GAAP net income for 2008 is a loss and, therefore, inclusion of options would be antidilutive.

(2)	Non-GAAP net income for 2008 is positive and, therefore, the diluted shares used in this calculation include the effect of options.

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

Key Operating Data (as a percentage of net sales)

	Years Ended December 31,
	2010	2009	2008

Net sales	100.0%	100.0%	100.0%
Cost of sales	61.0	58.2	65.7

Gross margin	39.0	41.8	34.3
Operating expenses:
Selling, general, and administrative expenses	12.7	13.4	12.5
Research and development expenses	12.9	11.3	9.8
Impairment of goodwill	—	—	18.3
Amortization of intangible assets	3.3	3.4	3.9
Restructuring charges	—	0.3	0.1

Operating income (loss)	10.1	13.4	(10.3)
Other expense (income):
Interest expense	1.7	1.6	1.5
Gain on debt retirement	—	(0.4)	—
Loss (gain) on investments	(0.1)	(0.1)	0.1
Loss (gain) on foreign currency	—	0.3	(0.1)
Interest income	(0.2)	(0.1)	(0.6)
Other expense (income), net	—	(0.1)	(0.1)

Income (loss) before income taxes	8.7	12.2	(11.1)
Income tax expense	2.8	4.0	0.2

Net income (loss)	5.9%	8.2%	(11.3	) %

Comparison of Operations for the Three Years Ended December 31, 2010

Net Sales

The table below sets forth our net sales for the three years ended December 31, 2010, 2009 and 2008 for each of our business segments described in Item 1 of this Form 10-K (in thousands, except percentages):

	Net Sales			Increase (Decrease)
	For the Years Ended			Between Periods
	December 31,			2010 vs. 2009		2009 vs. 2008
	2010	2009	2008	$	%	$	%

Business Segment:
BCS	$841,164	$852,852	$822,816	$(11,688)	(1.4)%	$30,036	3.7%
ATS	181,067	176,306	262,478	4,761	2.7%	(86,172)	(32.8)%
MCS	65,275	78,648	59,271	(13,373)	(17.0)%	19,377	32.7%

Total	$1,087,506	$1,107,806	$1,144,565	$(20,300)	(1.8)%	$(36,759)	(3.2)%

The table below sets forth our domestic and international sales for the three years ended December 31, 2010, 2009 and 2008 (in thousands, except percentages):

	Net Sales
	For the Years Ended			Increase (Decrease) Between Periods
	December 31,			2010 vs. 2009		2009 vs. 2008
	2010	2009	2008	$	%	$	%

Domestic	$705,221	$814,357	$811,823	$(109,136)	(13.4)%	$2,534	0.3%
International:
Asia Pacific	63,492	56,091	50,435	7,401	13.2%	5,656	11.2%
Europe	96,608	93,078	127,103	3,530	3.8%	(34,025)	(26.8	) %
Latin America	146,980	81,608	97,798	65,372	80.1%	(16,190)	(16.6	) %
Canada	75,205	62,672	57,406	12,533	20.0%	5,266	9.2%

Total international	382,285	293,449	332,742	88,836	30.3%	(39,293)	(11.8)%

Total	$1,087,506	$1,107,806	$1,144,565	$(20,300)	(1.8)%	$(36,759)	(3.2)%

Broadband Communications Systems Net Sales 2010 vs. 2009

During the year ended December 31, 2010, sales of our BCS segment decreased $11.7 million or approximately 1.4%, as compared to 2009.

•	This decline in sales is primarily the result of lower CMTS sales as some key customers have completed a significant portion of their initial DOCSIS 3.0 network deployments in 2009.

•	The decline in CMTS was partially offset by higher sales of the DOCSIS 3.0 EMTA products in 2010. In 2010, we shipped 5.0 million EMTA units as compared to 4.7 million EMTA units in 2009.

Access, Transport & Supplies Net Sales 2010 vs. 2009

During the year ended December 31, 2010, Access, Transport & Supplies segment sales increased $4.8 million or approximately 2.7%, as compared to the same period in 2009.

•	The increase reflects higher professional services and a modest improvement in infrastructure spending by our customers.

Media & Communications Systems Net Sales 2010 vs. 2009

During the year ended December 31, 2010, Media & Communications Systems segment sales decreased $13.4 million or 17.0%, as compared to the same period in 2009.

•	The decrease was primarily due to lower bookings in 2010 as compared to 2009.

•	The revenues for this segment can vary as revenue recognition is significantly associated with non-linear purchases of licenses and customer acceptance.

Broadband Communications Systems Net Sales 2009 vs. 2008

During the year ended December 31, 2009, sales of our BCS segment increased $30.0 million or approximately 3.7%, as compared to 2008.

•	Higher sales to multiple customers of our CMTS products, in particular Comcast, who accelerated its implementation of DOCSIS3.0 CMTS in 2009. Continued increased demand for bandwidth has driven increased demand for our CMTS products from our customers.

•	The increase in our CMTS product sales was partially offset by an expected decrease in sales of EMTAs in 2009 as many of our customers have passed through the initial launch stage of telephony. In 2009, we shipped 4.7 million EMTA units as compared to 5.9 million EMTA units in 2008.

Access, Transport & Supplies Net Sales 2009 vs. 2008

During the year ended December 31, 2009, Access, Transport & Supplies segment sales decreased $86.2 million or approximately 32.8%, as compared to the same period in 2008.

•	The decrease was primarily the result of the reduced spending by cable operators as a result of the slowdown of the US economy, and in particular new housing construction that drives capital equipment spending for plant upgrades and rebuilds by cable operators.

•	Operators also were able to delay node segmentations by taking advantage of bandwidth efficiency improvements brought about by the implementation of DOCSIS 3.0

Media & Communications Systems Net Sales 2009 vs. 2008

During the year ended December 31, 2009, Media & Communications Systems segment sales increased $19.4 million or approximately 32.7%, as compared to the same period in 2008.

•	The increase in sales primarily reflects the recognition throughout 2008 of deferred revenue. The deferred revenue acquired from the C-COR acquisition in late 2007 was marked to fair value at the date of the acquisition and rebuilt throughout 2008, resulting in a lower level of recognition in 2008.

Gross Margin

The table below sets forth our gross margin for the three years ended December 31, 2010, 2009 and 2008 for each of our business segments (in thousands, except percentages):

	Gross Margin $
	For the Years Ended			Increase (Decrease) Between Periods
	December 31,			2010 vs. 2009		2009 vs. 2008
	2010	2009	2008	$	%	$	%

Business Segment:
BCS	$343,884	$379,248	$285,136	$(35,364)	(9.3)%	$94,112	33.0%
ATS	45,971	40,055	76,387	5,916	14.8%	(36,332)	(47.6)%
MCS	34,234	43,460	31,606	(9,226)	(21.2)%	11,854	37.5%

Total	$424,089	$462,763	$393,129	$(38,674)	(8.4)%	$69,634	17.7%

The table below sets forth our gross margin percentages for the three years ended December 31, 2010, 2009 and 2008 for each of our business segments:

	Gross Margin %			Percentage Point Increase
	For the Years Ended December 31,			(Decrease) Between Periods
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008

Business Segment:
BCS	40.9%	44.5%	34.7%	(3.6)	9.8
ATS	25.4%	22.7%	29.1%	2.7	(6.4)
MCS	52.4%	55.3%	53.3%	(2.9)	2.0
Total	39.0%	41.8%	34.3%	(2.8)	7.5

Our overall gross margins are dependent upon, among other factors, achievement of cost reductions, product mix, customer mix, product introduction costs, and price reductions granted to customers.

Broadband Communications Systems Gross Margin 2010 vs. 2009

The decrease in the BCS segment gross margin dollars and gross margin percentage in 2010 as compared to 2009 were related to the following factors:

•	The decrease primarily reflects a product mix change as we had higher EMTA sales and lower CMTS sales. EMTA products have a lower gross margin than CMTS products.

Access, Transport & Supplies Gross Margin 2010 vs. 2009

The increase in the ATS segment gross margin dollars and gross margin percentage in 2010 as compared to 2009 were related to the following factors:

•	The increase in gross margin dollars was primarily the result of an increase in sales in 2010 as compared to 2009.

•	The increase in gross margin percentage was primarily the result of a change in product mix (higher gross margins for professional services and optics product lines) and cost reduction initiatives late in 2009 to align production-related activities with current levels of demand.

Media & Communications Systems Gross Margin 2010 vs. 2009

The decrease in the MCS segment gross margin dollars and gross margin percentage in 2010 as compared to 2009 are related to the following factors:

•	Lower year-over-year sales resulted in the decrease in both gross margin dollars and percentage.

•	Performance in this segment fluctuates as revenue recognition is significantly tied to delivery and customer acceptances associated with multiple month and quarter projects, and non-linear orders for licenses and hardware.

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

Access, Transport & Supplies Gross Margin 2009 vs. 2008

The decrease in the ATS segment gross margin dollars and the decrease in gross margin percentage in 2009 as compared to 2008 were related to the following factors:

•	The decrease in gross margin dollars was the result of a decrease in sales in 2009 as compared to 2008.

•	The decrease in gross margin percentage was the result of both a change in product mix and a decrease in sales. In 2009, Access and Transport sales decreased proportionally more than the Supplies sales decreased. In addition, our gross margin was negatively impacted by the decline in the overall volume resulting in a higher manufacturing cost per unit (due to the allocation of fixed factory overhead costs), as well as lower gross margin on certain headend optics gear.

Media & Communications Systems Gross Margin 2009 vs. 2008

The increase in the MCS segment gross margin dollars and the increase in gross margin percentage in 2009 as compared to 2008 are related to the following factors:

•	Higher year-over-year sales resulted in the increase in both gross margin dollars and percentage.

•	Performance in this segment fluctuates as revenue recognition is significantly tied to customer acceptances associated with multiple month and quarter projects, and non-linear orders for licenses and hardware.

Operating Expenses

The table below provides detail regarding our operating expenses (in thousands, except percentages):

				Increase (Decrease)
	Operating Expenses			Between Periods
	For the Years Ended December 31,			2010 vs. 2009		2009 vs. 2008
	2010	2009	2008	$	%	$	%

Selling, general, & administrative	$137,694	$148,403	$143,997	$(10,709)	(7.2)%	$4,406	3.1%
Research & development	140,468	124,550	112,542	15,918	12.8%	12,008	10.7%
Impairment of goodwill	—	—	209,297	—	—	(209,297)	(100.0	) %
Amortization of intangible assets	35,957	37,361	44,195	(1,404)	(3.8)%	(6,834)	(15.5)%
Restructuring	65	3,702	1,211	(3,637)	(98.2)%	2,491	205.7%

Total	$314,184	$314,016	$511,242	$168	0.1%	$(197,226)	(38.6)%

Selling, General, and Administrative, or SG&A, Expenses

2010 vs. 2009

Several factors contributed to the $10.7 million decrease year over year:

•	Lower variable compensation costs.

•	Lower legal expenses as a result of decreased costs associated with various patent and other litigation matters (see Part I, Item 3, “Legal Proceedings”).

2009 vs. 2008

Several factors contributed to the $4.4 million increase year over year:

•	An increase in stock compensation expense as a result of the most recent annual grants covering a higher number of employees due to acquisitions.

•	Higher variable compensation costs, in particular sales commissions and incentive accruals.

•	Higher compensation costs associated with an increase in sales and marketing employees.

•	An increase in legal expenses as a result of increased costs associated with various patent and other litigation matters (see Legal Proceedings).

•	The above increases were partially offset by decreases in bad debt expense, travel and entertainment, and professional fees.

Research & Development, or R&D, Expenses

Included in our R&D expenses are costs directly associated with our development efforts (people, facilities, materials, etc.) and reasonable allocations of our information technology and corporate facility costs.

2010 vs. 2009

We continue to aggressively invest in research and development. Our primary focus is on products that allow MSOs to capture new revenues and reduce operating costs. The increase of $15.9 million year — over-year in research and development expense reflects:

•	Incremental R&D expenses associated with Digeo Inc. and EG Technology Inc., which were acquired in the second half of 2009. The Company continued to invest in the acquired technologies from these acquisitions into 2010.

•	Higher compensation costs related to an increase in employees primarily focused on video development.

2009 vs. 2008

The increase of $12.0 million year-over-year in research and development expense reflects:

•	One quarter of incremental R&D expenses associated with Digeo Inc and EG Technology Inc, which were acquired in the fourth quarter of 2009.

•	Higher compensation costs related to an increase in employees primarily focused on video development.

•	Higher variable compensation costs, in particular incentive accruals.

Restructuring Charges

During 2010, 2009 and 2008, we recorded restructuring charges of $0.1 million, $3.7 million and $1.2 million, respectively. The majority of the charges recorded in 2008 relate to severance associated with the C-COR acquisition. The majority of the charges recorded in 2009 related to severance associated with a reduction of workforce within our ATS segment and changes in sublease assumptions related to idle leased space given the current market conditions. Charges in 2010 reflected changes in estimates related to real estate leases associated with the previous restructuring charges.

Impairment of Goodwill

Goodwill relates to the excess of cost over the fair value of net assets resulting from an acquisition. On an annual basis, our goodwill is tested for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired, in which case a test would be performed sooner. The annual tests were performed in the fourth quarters of 2010, 2009 and 2008, with a test date of October 1. No impairment resulted from the reviews in 2009 and 2010. As a result of the review in 2008, we recognized a total noncash goodwill impairment loss of $128.9 million and $80.4 million in the ATS and MCS reporting units, respectively. See “Critical Accounting Policies” for further information.

Amortization of Intangibles

We recorded $36.0 million of intangibles amortization expense in 2010. Our intangibles amortization expenses in 2010 and 2009 are related to the acquisitions of Digeo, Inc. in October 2009, EG Technology, Inc. in September 2009, Auspice Corporation in August 2008 and C-COR Incorporated in December 2007. Prior to 2008, other intangible amortization expense was related to the existing technology acquired from Arris Interactive L.L.C., from Cadant, Inc., from Com21, and cXm Broadband LLC., all of which were fully amortized by the end of 2008.

Other Expense (Income)

The table below provides detail regarding our other expense (income) (in thousands):

	Other Expense (Income)
	For the Years Ended			Increase (Decrease)
	December 31,			Between Periods
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008

Interest expense	$17,965	$17,670	$17,123	$295	$547
Gain on debt retirement	(373)	(4,152)	—	3,779	(4,152)
Loss (gain) on investments	(414)	(711)	717	297	(1,428)
Loss (gain) on foreign currency	(44)	3,445	(422)	(3,489)	3,867
Interest income	(1,997)	(1,409)	(7,224)	(588)	5,815
Other expense (income)	138	(714)	(1,043)	852	329

Total other expense	$15,275	$14,129	$9,151	$1,146	$4,978

Interest Expense

Interest expense reflects the amortization of deferred finance fees and the non-cash interest component of our convertible subordinated notes, interest paid on the notes, capital leases and other debt obligations.

Gain on Debt Retirement

During 2010, we purchased $24.0 million of face value of the convertible notes for approximately $23.3 million. We allocated $0.1 million to the reacquisition of the equity component of the notes. We wrote off approximately $0.2 million of deferred finance fees associated with the portion of the notes acquired and realized a gain of approximately $0.4 million on the retirement of the convertible notes.

During 2009, we purchased and retired $15.0 million of the face value of our convertible notes for approximately $10.6 million. We also wrote off approximately $0.2 million of deferred finance fees associated with the portion of the notes retired. We realized a gain of approximately $4.2 million on the retirement of the convertible notes.

Loss (Gain) on Investments

From time to time, we hold certain investments in the common stock of publicly-traded companies, a number of non-marketable equity securities, and investments in rabbi trusts associated with our deferred compensation plans. For further discussion on the classification and the accounting treatment of these investments, see the Investments section within Financial Liquidity and Capital Resources contained herein. During the years ended December 31, 2010, 2009 and 2008, we recorded net (gains) losses related to these investments of $(0.4) million, $(0.7) million and $0.7 million, respectively.

Loss (Gain) on Foreign Currency

During 2010, 2009 and 2008, we recorded foreign currency (gains) losses related to our international customers whose receivables and collections are denominated in their local currency, primarily in euro. To mitigate the volatility related to fluctuations in the foreign exchange rates, we may enter into various foreign currency contracts. The (gain) loss on foreign currency is driven by the fluctuations in the foreign currency exchanges rates, primarily the euro.

Interest Income

Interest income reflects interest earned on cash, cash equivalents and short term investments. Interest income was $2.0 million in 2010 as compared to $1.4 million in 2009.

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

In 2010, we recorded $30.5 million of income tax expense for U.S. federal and state taxes and foreign taxes, which was 32.23% of our pre-tax income of $94.6 million. During the fourth quarter of 2010, approximately $4.1 million of research and development tax credits were recorded after Congress passed legislation retroactively extending the tax credits back to January 1, 2010. The research and development tax credit legislation was extended through December 31, 2011.

In 2009, we recorded $43.8 million of income tax expense for U.S. federal and state taxes and foreign taxes, which was 32.6% of our pre-tax income of $134.6 million. The total income tax expense was favorably impacted by approximately $3.1 million related to changes in valuation allowances associated with certain foreign and state deferred tax assets, primarily net operating losses.

In 2008, we recorded $2.4 million of income tax expense for U.S. federal and state taxes and foreign taxes, which was (1.9)% of our pre-tax loss of $127.3 million. Pre-tax income was negatively impacted by $209.3 million as a result of our impairment of goodwill, which generated an unfavorable permanent difference between book and taxable income of $144.6 million and an unfavorable timing difference between book and taxable income of $64.7 million. The allocation of a portion of the total impairment of goodwill to tax deductible goodwill favorably impacted income tax expense by $24.7 million. Excluding the impairment of goodwill and the related tax treatment of the impairment, pre-tax income and income tax expense would have been $82.0 million and $27.1 million, respectively. The 2008 effective tax rate, exclusive of the goodwill impairment, would have been approximately 33.5%. Also favorably impacting tax expense during 2008 were research and development tax credits of approximately $4.6 million, and $2.0 million of newly identified tax benefits arising from domestic manufacturing deductions.

Financial Liquidity and Capital Resources

Overview

As highlighted earlier, one of our key strategies is to maintain and improve our capital structure. The key metrics we focus on are summarized in the table below:

Liquidity & Capital Resources Data

	Year Ended December 31,
	2010	2009	2008
	(in thousands, except DSO and Turns)

Key Working Capital Items
Cash provided by operating activities	$118,509	$240,977	$189,073
Cash, cash equivalents, and short-term investments	$620,102	$625,596	$427,265
Accounts Receivable, net	$125,933	$143,708	$159,443
-Days Sales Outstanding	45	50	52
Inventory, net	$101,763	$95,851	$129,752
- Turns	6.7	5.7	5.7
Key Debt Items
Convertible notes	$237,050	$261,050	$276,000
Cash used for early redemption of convertible notes	$23,287	$10,556	$—
Key Shareholder Equity Items
Cash used for share repurchases	$69,326	$—	$75,960
Capital Expenditures	$22,645	$18,663	$21,352

In managing our liquidity and capital structure, we have been and are focused on key goals, and we have and will continue in the future to implement actions to achieve them. They include:

•	Liquidity — ensure that we have sufficient cash resources or other short term liquidity to manage day to day operations

•	Growth — implement a plan to ensure that we have adequate capital resources, or access thereto, fund internal growth and execute acquisitions while retiring our convertible notes in a timely fashion.

•	Share repurchases — opportunistically repurchase our common stock.

Below is a description of key actions taken and an explanation as to their potential impact:

Accounts Receivable & Inventory

We use the number of times per year that inventory turns over (based upon sales for the most recent period, or turns) to evaluate inventory management, and days sales outstanding, or DSOs, to evaluate accounts receivable management.

Accounts receivable at the end of 2010 decreased as compared to the end of 2009, primarily as a result of lower sales in the fourth quarter of 2010 as compared to the fourth quarter of 2009. DSOs decreased from 2009 to 2010, primarily the result of our customer mix and payment patterns. Looking forward, we do not anticipate a reduction in DSOs. It is possible that DSOs may increase, particularly if the international component of our business increases as customers internationally typically have longer payment terms.

Inventory increased in 2010 as compared to 2009 as we increased our inventory level of our BCS products in the fourth quarter of 2010 to ensure adequate supply of EMTAs. Inventory turns increased in 2010 as compared to 2009.

Early Redemption of Convertible Notes

In 2010 and 2009, we repurchased $24.0 million and $15.0 million of face value of our convertible notes for approximately $23.3 million and $10.6 million, respectively.

Common Share Repurchases

During 2010, we repurchased 6.8 million shares of our common stock for $69.3 million at an average stock price of $10.24. During 2008, we repurchased 13.0 million shares of our common stock for $76.0 million at an average stock price of $5.84.

Summary of Current Liquidity Position and Potential for Future Capital Raising

We believe our current liquidity position, where we had approximately $620 million of cash, cash equivalents, and short-term investments on hand as of December 31, 2010, together with the prospects for continued generation of cash from operating activities are adequate for our short- and medium-term business needs. We may in the future elect to repurchase additional shares of our common stock or additional principal amounts of our outstanding convertible notes. However, a key part of our overall long-term strategy may be implemented through additional acquisitions, and a portion of these funds may be used for that purpose. Should our available funds be insufficient for those purposes, it is possible that we will raise capital through private or public, share or debt offerings.

Contractual Obligations

Following is a summary of our contractual obligations as of December 31, 2010:

	Payments due by period
Contractual Obligations	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(in thousands)

Debt(1)	$—	$237,050	$—	$—	$237,050
Operating leases, net of sublease income(2)	6,471	9,728	5,412	8,358	29,969
Purchase obligations(3)	142,630	—	—	—	142,630

Total contractual obligations(4)	$149,101	$246,778	$5,412	$8,358	$409,649

(1)	ARRIS may redeem the notes at any time on or after November 15, 2013, subject to certain conditions. In addition, the holders may require us to purchase all or a portion of their convertible notes on or after November 15, 2013. Does not include interest, which is payable at the rate of 2% per annum.

(2)	Includes leases which are reflected in restructuring accruals on the consolidated balance sheets.

(3)	Represents obligations under agreements with non-cancelable terms to purchase goods or services. The agreements are enforceable and legally binding, and specify terms, including quantities to be purchased and the timing of the purchase.

(4)	Approximately $20.0 million of uncertain tax position have been excluded from the contractual obligation table because we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Cash Flow

Below is a table setting forth the key lines of our Consolidated Statements of Cash Flows (in thousands):

	2010	2009	2008

Net cash provided by operating activities	$118,509	$240,977	$189,073
Net cash provided by (used in) investing	(176,699)	(153,403)	9,778
Net cash provided by (used in) financing	(89,254)	3,097	(112,754)

Net increase (decrease) in cash and cash equivalents	$(147,444)	$90,671	$86,097

Operating Activities:

Below are the key line items affecting cash from operating activities (in thousands):

	2010	2009	2008

Net income (loss)	$64,128	$90,769	$(129,639)
Adjustments to reconcile net income (loss) to cash provided by operating activities	97,837	90,338	281,912

Net income including adjustments	161,965	181,107	152,273
Decrease in accounts receivable	18,058	21,704	8,579
(Increase) decrease in inventory	(5,912)	38,906	4,023
Increase (decrease) in accounts payable and accrued liabilities	(48,308)	4,707	38,800
Other, net	(7,294)	(5,447)	(14,602)

Net cash provided by operating activities	$118,509	$240,977	$189,073

2010 vs. 2009

Net income (loss), including adjustments, decreased $19.1 million during 2010 as compared to 2009.

Accounts receivable declined $18.1 million in 2010. These decreases were primarily related to lower sales in the fourth quarter of 2010 as compared to the fourth quarter of 2009, and also are impacted by the payment patterns of our customers. It is possible that both accounts receivable and DSOs may increase in future periods, particularly if we have an increase in international sales, which tend to have longer payment terms.

Inventory increased by $5.9 million in 2010 primarily as a result of the decision to increase our inventory of EMTAs.

Accounts payable and accrued liabilities decreased by $48.3 million in 2010. The significant component of this change was a decrease in deferred revenue year-over-year, coupled with a decrease in accrued volume rebates for certain customers.

2009 vs. 2008

Net income (loss), including adjustments, increased $28.8 million during 2009 as compared to 2008. In 2008, net income (loss) included a goodwill impairment of $209.3 million and a related tax benefit of $24.7 million arising from the allocation of a portion of the total impairment of goodwill to tax deductible goodwill.

Accounts receivable declined $21.7 million in 2009 as a result of customer mix and payment patterns of customers.

Inventory decreased by $38.9 million in 2009. Inventory levels of our EMTA and ATS products (which have lower margins and hence higher inventory values) have been reduced as a result of lower sales volumes. Full year turns were relatively flat in 2009 as compared to 2008.

Investing Activities:

Below are the key line items affecting investing activities (in thousands):

	2010	2009	2008

Capital expenditures	$(22,645)	$(18,663)	$(21,352)
Acquisitions/other	(4,000)	(22,734)	(10,500)
Purchases of investments	(514,376)	(216,704)	(113,734)
Sales of investments	364,077	104,488	155,114
Cash proceeds from sale of property, plant and equipment	245	210	250

Net cash provided by (used in) investing activities	$(176,699)	$(153,403)	$9,778

Capital Expenditures — Capital expenditures are mainly for test equipment, laboratory equipment, and computing equipment. We anticipate investing approximately $25 million in 2011.

Acquisitions/Other — This represents cash investments we have made in our various acquisitions. In 2010, we paid $4.0 million related to a deferral of the purchase price of Digeo, Inc. In 2009, ARRIS paid cash for the acquisitions of Digeo, Inc. and EG Technology, Inc. In 2008, ARRIS paid cash for the acquisition of Auspice Corporation.

Purchases and Disposals of Investments — This represents purchases and sales of securities.

Cash proceeds from Sale of Property, Plant and Equipment — This represents the cash proceeds we received from the sale of property, plant and equipment.

Financing Activities:

Below are the key items affecting our financing activities (in thousands):

	2010	2009	2008

Payment of debt obligations	$(124)	$(158)	$(35,864)
Early retirement of convertible notes	(23,287)	(10,556)	—
Repurchase of common stock	(69,326)	—	(75,960)
Proceeds from issuance of common stock, net	7,178	12,984	49
Repurchase of shares to satisfy employee tax withholdings	(6,447)	(2,180)	(1,035)
Excess tax benefits from stock-based compensation plans	2,752	3,007	56

Net cash provided by (used in) financing activities	$(89,254)	$3,097	$(112,754)

Payment of Debt and Early Retirement of Convertible Notes — In 2010, we purchased $24.0 million of the face value of our convertible debt for approximately $23.3 million. We allocated $0.1 million to the reacquisition of the equity component of the notes. We also wrote off approximately $0.2 million of deferred finance fees associated with the portion of the notes retired. We realized a gain of approximately $0.4 million on the retirement of the convertible notes.

In 2009, we purchased $15.0 million of the face value of our convertible debt for approximately $10.6 million. We also wrote off approximately $0.2 million of deferred finance fees associated with the portion of the notes retired. We realized a gain of approximately $4.2 million on the retirement of the convertible notes.

As part of the C-COR acquisition in December 2007, we assumed $35.0 million of 3.5% senior unsecured convertible notes due on December 31, 2009. We redeemed these notes on January 14, 2008.

Repurchase of Common Stock — During the first quarter of 2008, we publicly announced that our Board of Directors had authorized a plan for ARRIS to purchase up to $100 million of our common stock. We repurchased 13 million shares at an average price of $5.84 per share for an aggregate consideration of approximately $76 million during the first quarter of 2008. The remaining authorized amount of $24 million was not purchased.

During the first quarter of 2009, our Board of Directors authorized a new plan, which replaced the 2008 plan, for ARRIS to purchase up to $100 million of the our common stock. We did not purchase any shares under the 2009 Plan during 2009.

In 2010, ARRIS repurchased 6.8 million shares of our common stock at an average price of $10.24 per share for an aggregate consideration of approximately $69.3 million. As of December 30, 2010, the remaining authorized amount for future repurchases was $30.7 million.

Proceeds from Issuance of Common Stock, Net — This represents cash proceeds related to the exercise of stock options by employees, offset with expenses paid related to the issuance of common stock.

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

Income Taxes

During 2010, approximately $2.6 million of U.S. federal tax benefits were obtained from tax deductions arising from equity-based compensation deductions, all of which resulted from 2010 exercises of non-qualified stock options and lapses of restrictions on restricted stock rewards. In 2009, approximately $2.1 million of U.S. federal and state tax benefits were obtained from tax deductions arising from equity-based compensation deductions, all of which resulted from 2009 exercises of non-qualified stock options and lapses of restrictions on restricted stock awards. During 2008, approximately $0.5 million of U.S. federal tax benefits were obtained from tax deductions arising from equity-based compensation deductions, all of which resulted from 2008 exercises of non-qualified stock options and lapses of restrictions on restricted stock awards.

Interest Rates

As of December 31, 2010, we did not have any floating rate indebtedness or outstanding interest rate swap agreements.

Foreign Currency

A significant portion of our products are manufactured or assembled in China, Ireland, Mexico, Taiwan, and other foreign countries. Further, as part of the C-COR acquisition we acquired a manufacturing facility in Mexico. Our sales into international markets have been and are expected in the future to be an important part of our business. These foreign operations are subject to the usual risks inherent in conducting business abroad, including risks with respect to currency exchange rates, economic and political destabilization, restrictive actions and taxation by foreign governments, nationalization, the laws and policies of the United States affecting trade, foreign investment and loans, and foreign tax laws.

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

ARRIS executes letters of credit in favor of certain landlords and vendors to guarantee performance on lease and insurance contracts. Additionally, we have cash collateral account agreements with our financial institutions as security against potential losses with respect to our foreign currency hedging activities. The letters of credit and cash collateral accounts are reported as restricted cash. As of December 31, 2010 and 2009, we had approximately $4.9 million and $4.5 million outstanding, respectively, of cash collateral.

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

From time to time, we hold certain investments in the common stock of publicly-traded companies, which were classified as available-for-sale. As of December 31, 2010 and December 31, 2009, our holdings in these investments were $5.8 million and zero, respectively. Changes in the market value of these securities typically are recorded in other comprehensive income and gains or losses on related sales of these securities are recognized in income (loss).

ARRIS holds an investment in a private company. This investment is recorded using the cost method, which was $4.0 million as of December 31, 2010 and 2009. Due to the fact the investment is in a private company, we are exempt from estimating the fair value on an interim basis. However, ARRIS is required to estimate the fair value if there has been an identifiable event or change in circumstance that may have a significant adverse effect on the fair value of the investment. Each quarter, we evaluate our investment for any other-than-temporary impairment, by reviewing the current revenues, bookings and long-term plan of the private company.

See Note 5 of Notes to the Consolidated Financial Statements for disclosures related to the fair value of our investments.

We have a deferred compensation plan that was available to certain current and former officers and key executives of C-COR. During 2008, this plan was merged into a new non-qualified deferred compensation plan which is also available to our key executives. Employee compensation deferrals and matching contributions are held in a rabbi trust, which is a funding vehicle used to protect the deferred compensation from various events (but not from bankruptcy or insolvency).

Additionally, we previously offered a deferred compensation arrangement to certain senior employees. As of December 31, 2004, the plan was frozen and no further contributions are allowed. The deferred earnings are invested in a rabbi trust.

We also have a deferred retirement salary plans, which were limited to certain current or former officers of C-COR. We hold investments to cover the liability.

In the third quarter of 2009, ARRIS began funding its nonqualified defined benefit plan for certain executives in a rabbi trust.

Capital Expenditures

Capital expenditures are made at a level designed to support the strategic and operating needs of the business. Capital expenditures were $22.6 million in 2010 as compared to $18.7 million in 2009 and $21.4 million in 2008. We had no significant commitments for capital expenditures at December 31, 2010. Management expects to invest approximately $25 million in capital expenditures for the year 2011.

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

As of December 31, 2010, we had net operating loss, or NOL, carryforwards for U.S. federal, U.S. state, and foreign income tax purposes of approximately $5.6 million, $185.2 million, and $42.2 million, respectively. The U.S. federal NOLs expire through 2023. Foreign NOLs related to our Irish subsidiary in the amount of $19.6 million have an indefinite life. Other significant foreign NOLs arise from our Dutch subsidiaries ($6.6 million, expiring during the next 7 years), our French branch ($6.1 million, no expiration), and our U.K. branch ($6.8 million, no expiration). The net operating losses are subject to various limitations on how and when the losses can be used to offset against taxable income. Approximately $0.6 million of U.S. federal NOLs, $147.6 million of U.S. state NOLs, and $2.9 million of the foreign NOLs are subject to valuation allowances because we do not believe the ultimate realization of the deferred tax assets associated with these U.S. federal and state NOLs is more-likely-than-not.

During 2010, we utilized approximately $20.2 million of U.S. federal NOLs and $11.4 million of U.S. state NOLs to offset against taxable income. We used approximately $32.0 million of U.S. federal NOLs and $37.6 million of U.S. state NOLs to reduce taxable income in 2009.

During the tax years ending December 31, 2010, and 2009, we utilized $6.2 million and $19.9 million, respectively of U.S. federal and state research and development tax credits, to offset against U.S. federal and state income tax liabilities. As of December 31, 2010, ARRIS has $4.9 million of available U.S. federal research and development tax credits and $4.6 million of available U.S. state research and development tax credits. The remaining unutilized U.S. federal research and development tax credits can be carried back one year and carried forward twenty years. The U.S. state research and development tax credits carry forward and will expire pursuant to the various applicable state rules.

ARRIS obtains significant benefits from U.S. Federal research and development tax credits, which are used to reduce our U.S. Federal income tax liability. During December of 2010, Congress passed legislation that provides for an extension of these tax credits so that we can continue to calculate and claim research and development tax credits for the 2010 and 2011 tax years. Currently, these tax credits are not permanently enacted. Therefore, we would require an extension of the research and development tax credit statutes to continue to claim benefits after December 31, 2011.

Defined Benefit Pension Plans

ARRIS sponsors a qualified and a non-qualified non-contributory defined benefit pension plan that cover certain U.S. employees. As of January 1, 2000, we froze the qualified defined pension plan benefits for its participants. These participants elected to enroll in ARRIS’ enhanced 401(k) plan. Due to the cessation of plan accruals for such a large group of participants, a curtailment was considered to have occurred.

The U.S. pension plan benefit formulas generally provide for payments to retired employees based upon their length of service and compensation as defined in the plans. ARRIS’ investment policy is to fund the qualified plan as required by the Employee Retirement Income Security Act of 1974 (“ERISA”) and to the extent that such contributions are tax deductible. For 2010, the plan assets were comprised of approximately 48%, 49%, and 3% of equity, debt securities, and money market funds, respectively. For 2009, the plan assets were comprised of approximately 56%, 39%, and 5% of equity, debt securities, and money market funds, respectively. For 2011, the plan’s current target allocations are 45% equity securities, 50% debt securities, and 5% money market funds. Liabilities or amounts in excess of these funding levels are accrued and reported in the consolidated balance sheets. ARRIS has established a rabbi trust to fund the pension obligations of the Chief Executive Officer under his Supplemental Retirement Plan including the benefit under our non-qualified defined benefit plan. In addition, we have established a rabbi trust for certain executive officers to fund the pension liability to those officers under the non-qualified plan.

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

The weighted-average actuarial assumptions used to determine the benefit obligations for the three years presented are set forth below:

	2010	2009	2008

Assumed discount rate for non-qualified plan participants	5.50%	5.75%	6.25%
Assumed discount rate for qualified plan participants	5.50%	5.75%	6.25%
Rate of compensation increase	3.75%	3.75%	3.75%

The weighted-average actuarial assumptions used to determine the net periodic benefit costs are set forth below:

	2010	2009	2008

Assumed discount rate for non-qualified plan participants	5.75%	6.25%	6.25%
Assumed discount rate for qualified plan participants	5.75%	6.25%	6.25%
Rate of compensation increase	3.75%	3.75%	3.75%
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%

The expected long-term rate of return on assets is derived using the building block approach which includes assumptions for the long term inflation rate, real return, and equity risk premiums.

No minimum funding contributions are required in 2011 for the plan.

Other Benefit Plans

ARRIS has established defined contribution plans pursuant to the Internal Revenue Code Section 401(k) that cover all eligible U.S. employees. ARRIS contributes to these plans based upon the dollar amount of each participant’s contribution. ARRIS made matching contributions to these plans of approximately $4.9 million, $4.4 million, and $4.1 million in 2010, 2009 and 2008, respectively.

We have a deferred compensation plan that does not qualify under Section 401(k) of the Internal Revenue Code, that was available to certain current and former officers and key executives of C-COR. During 2008, this plan was merged into a new non-qualified deferred compensation plan which is also available to our key executives. Employee compensation deferrals and matching contributions are held in a rabbi trust. The total of net employee deferrals and matching contributions, which is reflected in other long-term liabilities, were $2.3 million and $1.4 million at December 31, 2010 and 2009, respectively. Total expenses included in continuing operations for the matching contributions were approximately $321 thousand in 2010 and $74 thousand in 2009.

We previously offered a deferred compensation arrangement, that allowed certain employees to defer a portion of their earnings and defer the related income taxes. As of December 31, 2004, the plan was frozen and no further contributions are allowed. The deferred earnings are invested in a rabbi trust. The total of net employee deferral and matching contributions, which is reflected in other long-term liabilities, was $2.8 million and $2.4 million at December 31, 2010 and 2009, respectively.

We also have a deferred retirement salary plan, which was limited to certain current or former officers of C-COR. The present value of the estimated future retirement benefit payments is being accrued over the estimated service period from the date of signed agreements with the employees. The accrued balance of this plan, the majority of which is included in other long-term liabilities, was $1.9 million and $2.0 million at December 31, 2010 and 2009, respectively. Total expenses (income) included in continuing operations for the deferred retirement salary plan were approximately ($0.2) million and $0.2 million for 2010 and 2009, respectively.

Critical Accounting Policies

The accounting and financial reporting policies of ARRIS are in conformity with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management has discussed the development and selection of the critical accounting estimates discussed below with the audit committee of the Board of Directors and the audit committee has reviewed the related disclosures.

a)	Revenue Recognition

ARRIS generates revenue as a result of varying activities, including the delivery of stand-alone equipment, custom design and installation services, and bundled sales arrangements inclusive of equipment, software and services. The revenue from these activities is recognized in accordance with applicable accounting guidance and their related interpretations.

Revenue is recognized when all of the following criteria have been met:

•	When persuasive evidence of an arrangement exists. Contracts and customer purchase orders are used to determine the existence of an arrangement. For professional services evidence that an agreement exists includes information documenting the scope of work to be performed, price, and customer acceptance. These are contained in the signed Contract, Purchase Order, or other documentation that shows scope, price and customer acceptance.

•	Delivery has occurred. Shipping documents, proof of delivery and customer acceptance (when applicable) are used to verify delivery.

•	The fee is fixed or determinable. Pricing is considered fixed or determinable at the execution of a customer arrangement, based on specific products and quantities to be delivered at specific prices. This determination includes a review of the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment or future discounts.

•	Collectability is reasonably assured. We assesses the ability to collect from customers based on a number of factors that include information supplied by credit agencies, analyzing customer accounts, reviewing payment history and consulting bank references. Should a circumstance arise where a customer is deemed not creditworthy, all revenue related to the transaction will be deferred until such time that payment is received and all other criteria to allow us to recognize revenue have been met.

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

Standalone Services — Installation, training, and professional services are generally recognized as service revenues when performed or upon completion of the service when the final act is significant in relation to the overall service transaction. The key element for Professional Services in determining when service transaction revenue has been earned is determining the pattern of delivery or performance which determines the extent to which the earnings process is complete and the extent to which customers have received value from services provided. The delivery or performance conditions of our service transactions are typically evaluated under the proportional performance or completed performance model.

Incentives — Customer incentive programs that include consideration, primarily rebates/credits to be used against future product purchases and certain volume discounts, have been recorded as a reduction of revenue when the shipment of the requisite equipment occurs.

Value Added Resellers — ARRIS employs the sell-in method of accounting for revenue when using a Value Added Reseller (“VAR”) as our channel to market. Because product returns are restricted, revenue under this method is generally recognized at the time of shipment to the VAR provided all criteria for recognition are met.

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

For multiple element arrangements that include software or have a software-related element that is essential to the functionality of the tangible product, more than incidental but that does not involve significant production, modification or customization, we apply, and will continue to apply the provisions of the relevant software revenue recognition accounting guidance for arrangements originating before January 1, 2010 that continue to be effective after January 1, 2010.

For multiple element arrangements that include software or have a software-related element that is more than incidental and does involve significant production, modification or customization, revenue is recognized using the contract accounting guidelines by applying the percentage of completion or completed contract method. We recognize software license and associated professional services revenue for certain software license product installations using the percentage of completion method of accounting as we believe that our estimates of costs to complete and extent of progress toward completion of such contracts are reliable. For certain software license arrangements where professional services are being provided and are deemed to be essential to the functionality or are for significant production, modification, or customization of the software product, both the software and the associated professional service revenue are recognized using the completed contract method. The completed contract method is used for these particular arrangements because they are considered short-term arrangements and the financial position and results of operations would not be materially different from those under the percentage-of-completion method. Under the completed contract method, revenue is recognized when the contract is complete, and all direct costs and related revenues are deferred until that time. The entire amount of an estimated loss on a contract is accrued at the time a loss on a contract is projected. Actual profits and losses may differ from these estimates.

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

Many of ARRIS’ products are sold in combination with customer support and maintenance services, which consist of software updates and product support. Software updates provide customers with rights to unspecified software updates that ARRIS chooses to develop and to maintenance releases and patches that we choose to release during the term of the support period. Product support services include telephone support, remote diagnostics, email and web access, access to on-site technical support personnel and repair or replacement of hardware in the event of damage or failure during the term of the support period. Maintenance and support service fees are recognized ratably under the straight-line method over the term of the contract, which is generally one year. We do not record receivables associated with maintenance revenues without a firm, non-cancelable order from the customer. VSOE of fair value is determined based on the price charged when the same element is sold separately and based on the prices at which our customers have renewed their customer support and maintenance. For elements that are not yet being sold separately, the price established by management, if it is probable that the price, once established, will not change before the separate introduction of the element into the marketplace is used to measure VSOE of fair value for that element.

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

Units of Accounting:

Before January 1, 2010:  For multiple element arrangements originating before January 1, 2010, the deliverables are separated into more than one unit of accounts when the following criteria are met: (i) the delivered element(s) have value to the customer on a stand-alone basis, (ii) objective and reliable evidence of fair value exists for the undelivered element(s), and (iii) delivery of the undelivered element(s) is probable and substantially in the our control.

After December 31, 2009:  For multiple element arrangements (other than software sold without tangible equipment) originating or materially modified after December 31, 2009, the deliverables are separated into more than one unit of accounting when the following criteria are met: (i) the delivered element(s) have value to the customer on a stand-alone basis, and (ii) if a general right of return exits relative to the delivered item, delivery or performance of the undelivered element(s) is probable and substantially in our control.

Allocation of Arrangement Consideration:

Before January 1, 2010:  Revenue is allocated to each unit of accounting based on the relative fair value of each accounting unit or by using the residual method if objective evidence of fair value does not exist for the delivered element(s).

After December 31, 2009:  We use best estimated selling price (“BESP”) of the element(s) for the allocation of arrangement consideration when unable to establish VSOE or third-party evidence of selling price (“TPE”). The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. BESP is generally used for new or highly customized offerings and solutions or elements not priced within a narrow range. We determine BESP for a product or service by considering multiple factors including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives, and pricing practices. We use the relative selling price basis for the allocation of the arrangement consideration.

The adoption of the new revenue recognition accounting policy resulted in an increase in revenue of approximately $2.6 million for 2010.

b)	Goodwill and Intangible Assets

Goodwill

Goodwill relates to the excess of cost over the fair value of net assets resulting from an acquisition. Our goodwill is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset is more likely than not impaired. For purposes of impairment testing, we have determined that our reporting units are the reportable segments based on our organizational structure, the financial information that is provided to and reviewed by segment management and aggregation criteria applicable to component businesses that are economically similar. The impairment testing is a two-step process. The first step is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount. We concluded that a taxable transaction approach should be used. We determined the fair value of each of its reporting units using a combination of an income approach using discounted cash flow analysis and a market approach comparing actual market transactions of businesses that are similar to our business. In addition, market multiples of publicly traded guideline companies also were considered. We considered the relative strengths and weaknesses inherent in the valuation methodologies utilized in each approach and consulted with a third party valuation specialist to assist in determining the appropriate weighting. The discounted cash flow analysis requires us to make various judgmental assumptions, including assumptions about future cash flows, growth rates and weighted average cost of capital (discount rate). The assumptions about future cash flows and growth rates are based on the current and long-term business plans of each reporting unit. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. If necessary, the second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount in excess of the carrying amount of goodwill over its implied fair value. The implied fair value of goodwill is determined in a similar manner as the determination of goodwill recognized in a business combination. We allocate the fair value of a reporting unit to all of the assets and liabilities of that unit, including intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities represents the implied fair value of goodwill.

The valuation methodologies described above have been consistently applied for all years presented below.

2008 Impairment Analysis — During the 2008 annual impairment testing, as a result of a decline in the market value of communications equipment suppliers in general, coupled with the volatile macroeconomic conditions, ARRIS determined that the fair values of the ATS and MCS reporting units were less than their respective carrying values. As a result, we proceeded to step two of the goodwill impairment test to determine the implied fair value of the ATS and MCS goodwill. ARRIS concluded that the implied fair value of the goodwill was less than its carrying value and recorded an impairment charge as of October 1, 2008. During the fourth quarter of 2008, ARRIS experienced a continued decline in market conditions, especially as a result of the housing market, with respect to its ATS reporting unit. As a result, we determined that it was possible that the future cash flows and growth rates for the ATS reporting unit had declined since the impairment test date of October 1, 2008. Further, we considered whether the continued volatility in capital markets between October 1, 2008, and December 31, 2008, could result in a change in the discount rate, potentially resulting in further impairment. As a result of these factors, we performed an interim test as of December 31, 2008, for the ATS and MCS reporting units. We did not perform an interim test for the BCS reporting unit as it did not believe that an event occurred or circumstances changed that would more likely than not reduce the fair value of the reporting unit below its carrying amount. We concluded that its remaining ATS and MCS goodwill was further impaired and recorded an incremental goodwill impairment charge. This expense was recorded in the goodwill impairment line on the consolidated statements of operations. The fair value of the BCS reporting unit exceeded its carrying value, and, therefore, no impairment charge was necessary. As part of management’s review process of the fair values assumed for the reporting units, we reconciled the combined fair value to its market capitalization and concluded that the fair values used were reasonable.

2009 Impairment Analysis — The 2009 annual impairment test was performed as of October 1, 2009. Our step one analysis indicated that there were no indicators of impairment for our BCS and MCS reporting units, as their respective fair values were greater than their carrying values. For the ATS reporting unit, our step one analysis indicated that its fair value was less than its carrying value. As a result, step two analysis was performed to determine the implied fair value of our ATS goodwill. We determined the implied fair value of the ATS goodwill was 34% greater than its carrying value, thus no reportable impairments were determined to have occurred in 2009.

2010 Impairment Analysis — Based on our most recent annual goodwill impairment assessment performed as of October 1, 2010, we determined that our BCS, ATS, and MCS reporting units were not at risk of failing step one of the goodwill impairment test. However, our MCS reporting unit valuation included assumptions and estimates of cash flows, including probability weighted cash flows conditional upon favorable outcome of litigation we are currently pursuing against another company (see Part I, Item 3, “Legal Proceedings”). Excluding the discrete contingent cash flows, our MCS reporting unit was at risk of failing step one of the goodwill impairment test, and is therefore at risk of a future impairment in the event of significant unfavorable changes in the forecasted cash flows or the key assumptions used in our analysis, including the weighted average cost of capital (discount rate) and growth rates utilized in the discounted cash flow analysis. Further, upon a favorable settlement and recovery or an unfavorable outcome with no settlement proceeds, no future value would exist related to such contingent cash flows, and as a result the MCS reporting unit may be at risk of failing step one of the impairment test.

The following table sets forth the information regarding our MCS reporting unit as of October 1, 2010 (annual goodwill impairment testing date), including key assumptions (dollars in thousands):

% Fair Value Exceeds
			Carrying Value as of		Goodwill as of
	Key Assumptions		October 1, 2010		October 1, 2010
		Terminal	Inclusive of	Excluding		Percent of
	Discount	Growth	contingent	contingent		Total
	Rate	Rate	cash flows	cash flows	Amount	Assets

MCS	16.0%	3.0%	27.1%	4.2%	$41,875	16.2%

Assumptions and estimates about future cash flows and discount rates are complex and often subjective. They are sensitive to changes in underlying assumptions and can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Our assessment includes significant estimates and assumptions including the timing and amount of future discounted cash flows, the discount rate and the perpetual growth rate used to calculate the terminal value.

Our discounted cash flow analysis included projected cash flows over a ten-year period, using our three-year business plans plus an additional seven years of projected cash flows based on the most recent three-year plan. These forecasted cash flows took into consideration management’s outlook for the future and were compared to historical performance to assess reasonableness. A discount rate was applied to the forecasted cash flows. The discount rate considered market and industry data, as well as the specific risk profile of the reporting unit. A terminal value was calculated, which estimates the value of annual cash flow to be received after the discrete forecast periods. The terminal value was based upon an exit value of annual cash flow after the discrete forecast period in year ten.

Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of the aforementioned reporting unit may include such items as the following:

•	a prolonged decline in capital spending for constructing, rebuilding, maintaining, or upgrading broadband communications systems;

•	rapid changes in technology occurring in the broadband communication markets which could lead to the entry of new competitors or increased competition from existing competitors that would adversely affect our sales and profitability;

•	the concentration of business we receive from several key customers, the loss of which would have a material adverse effect on our business;

•	continued consolidation of our customers base in the telecommunications industry could result in delays or reductions in purchases of our products and services, if the acquirer decided not to continue using us as a supplier;

•	new products and markets currently under development may fail to realize anticipated benefits;

•	changes in business strategies affecting future investments in businesses, products and technologies to complement or expand our business could result in adverse impacts to existing business and products;

•	volatility in the capital (equity and debt) markets, resulting in a higher discount rate; and

•	legal proceeding settlements and/or recoveries, and its affect on future cash flows.

As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment test will prove to be accurate predictions of the future. Although management believes the assumptions and estimates made are reasonable and appropriate, different assumptions and estimates could materially impact the reported financial results. The table below provides sensitivity analysis related to the impact of each of the key assumptions, on a standalone basis, on the resulting percentage change in fair value of our MCS reporting unit:

Percentage Reduction in Fair Value (excluding contingent cash flows)
	Assuming Hypothetical	Assuming Hypothetical	Assuming Hypothetical
	10% Reduction in cash	1% increase in Discount	1% decrease in Terminal
	flows	Rate	Growth Rate

MCS	−6.0%	−6.2%	−2.2%

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

As of December 31, 2008, for reasons similar to those described above, we conducted a review of our long-lived assets, including amortizable intangible assets. This review did not indicate that an impairment existed. No review for impairment of long-lived assets was conducted in 2009 and 2010 as no indicators of impairment existed.

c)	Allowance for Doubtful Accounts and Sales Returns

We establish a reserve for doubtful accounts based upon our historical experience and leading market indicators in collecting accounts receivable. A majority of our accounts receivable are from a few large cable system operators, either with investment rated debt outstanding or with substantial financial resources, and have very favorable payment histories. Unlike businesses with relatively small individual accounts receivable from a large number of customers, if we were to have a collection problem with one of our major customers, it is possible the reserve that we have established will not be sufficient. We calculate our reserve for uncollectible accounts using a model that considers customer payment history, recent customer press releases, bankruptcy filings, if any, Dun & Bradstreet reports, and financial statement reviews. Our calculation is reviewed by management to assess whether additional research is necessary, and if complete, whether there needs to be an adjustment to the reserve for uncollectible accounts. The reserve is established through a charge to the provision and represents amounts of current and past due customer receivable balances of which management deems a loss to be both probable and estimable. In the past several years, two of our major customers encountered significant financial difficulty due to the industry downturn and tightening financial markets.

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

Our reserves for uncollectible accounts and sales returns and allowances were $1.6 million and $2.2 million as of December 31, 2010 and 2009, respectively.

d)	Inventory Valuation

Inventory is reflected in our financial statements at the lower of average cost, approximating first-in, first-out, or market value.

We continuously evaluate future usage of product and where supply exceeds demand, we may establish a reserve. In reviewing inventory valuations, we also review for obsolete items. This evaluation requires us to estimate future usage, which, in an industry where rapid technological changes and significant variations in capital spending by system operators are prevalent, is difficult. As a result, to the extent that we have overestimated future usage of inventory, the value of that inventory on our financial statements may be overstated. When we believe that we have overestimated our future usage, we adjust for that overstatement through an increase in cost of sales in the period identified as the inventory is written down to its net realizable value. Inherent in our valuations are certain management judgments and estimates, including markdowns, shrinkage, manufacturing schedules, possible alternative uses and future sales forecasts, which can significantly impact ending inventory valuation and gross margin. The methodologies utilized by ARRIS in its application of the above methods are consistent for all periods presented.

We conduct physical inventory counts at all ARRIS locations, either annually or through ongoing cycle-counts, to confirm the existence of its inventory.

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

All share-based payments to employees, including grants of employee stock options, are required to be recognized in the financial statements as compensation cost based on the fair value at the date of grant. In general, we determine fair value of such awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates certain assumptions, such as risk-free interest rate, expected volatility, and expected life of options, in order to arrive at a fair value estimate. Because changes in assumptions can materially affect the fair value estimate, the Black-Scholes model may not provide a reliable single measure of the fair value of our share-based payment awards. For certain performance shares related to market conditions, the fair value of such awards is determined using a lattice model. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies and thereby materially impact our fair value determination. If factors change and we employ different assumptions in determining the fair value in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period.

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

A significant portion of our products are manufactured or assembled in China, Ireland, Mexico, Taiwan, and other countries outside the United States. Our sales into international markets have been and are expected in the future to be an important part of our business. These foreign operations are subject to the usual risks inherent in conducting business abroad, including risks with respect to currency exchange rates, economic and political destabilization, restrictive actions and taxation by foreign governments, nationalization, the laws and policies of the United States affecting trade, foreign investment and loans, and foreign tax laws.

We have certain international customers who are billed in their local currency. Changes in the monetary exchange rates may adversely affect our results of operations and financial condition. To manage the volatility relating to these typical business exposures, we may enter into various derivative transactions, when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. The euro is the predominant currency of the customers who are billed in their local currency. Taking into account the effects of foreign currency fluctuations of the euro and pesos versus the dollar, a hypothetical 10% weakening of the U.S. dollar (as of December 31, 2010) would provide a gain on foreign currency of approximately $0.9 million. Conversely, a hypothetical 10% strengthening of the U.S. dollar would provide a loss on foreign currency of approximately $0.9 million. As of December 31, 2010, we had no material contracts, other than accounts receivable, denominated in foreign currencies.

We regularly review our forecasted sales in euros and enter into option contracts when appropriate. In the event that we determine a hedge to be ineffective prior to expirations. earnings may be effected by the change in the hedge value. As of December 31, 2010, we had option collars outstanding with notional amounts totaling 10.5 million euros maturing in 2011. As of December 31, 2010, we had forward contracts outstanding with notional amounts totaling 19.8 million euros, which mature through 2011. The fair value of these option collars and forward contracts was a net liability of approximately $0.2 million as of December 31, 2010.

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

(b) Changes in Internal Control over Financial Reporting.  Our principal executive officer and principal financial officer evaluated the changes in our internal control over financial reporting that occurred during the most recent fiscal quarter including changes in controls related to the correction described in Note 20 to the Consolidated Financial Statements. Such changes were evaluated prior to implementation to help ensure continued effectiveness of internal controls and the control environment. Despite such changes, our principal executive officer and principal financial officer concluded that there had been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under management’s supervision, an evaluation of the design and effectiveness of ARRIS’ internal control over financial reporting was conducted based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that ARRIS’ internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of ARRIS’ internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm retained as auditors of ARRIS Group, Inc.’s financial statement, as stated in their report which is included herein.

/s/ R J STANZIONE
Robert J. Stanzione
Chief Executive Officer, Chairman

/s/ DAVID B, POTTS
David B. Potts
Executive Vice President, Chief Financial Officer,
Chief Accounting Officer,
and Chief Information Officer

February 25, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of ARRIS Group, Inc.

We have audited ARRIS Group, Inc’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ARRIS Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, ARRIS Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ARRIS Group, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2010, and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Atlanta, Georgia
February 25, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of ARRIS Group, Inc.

We have audited the accompanying consolidated balance sheets of ARRIS Group, Inc. as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of ARRIS’ management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ARRIS Group, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 2 (e) to the consolidated financial statements, ARRIS Group, Inc adopted the Financial Accounting Standards Board’s amended accounting standards related to revenue recognition for arrangements with multiple deliverables and arrangements that include software elements on January 1, 2010.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ARRIS Group, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Atlanta, Georgia
February 25, 2011

ARRIS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(in thousands except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$353,121	$500,565
Short-term investments, at fair value	266,981	125,031

Total cash, cash equivalents and short-term investments	620,102	625,596
Restricted cash	4,937	4,475
Accounts receivable (net of allowances for doubtful accounts of $1,649 in 2010 and $2,168 in 2009)	125,933	143,708
Other receivables	6,528	6,113
Inventories (net of reserves of $16,316 in 2010 and $22,151 in 2009)	101,763	95,851
Prepaids	9,237	11,675
Current deferred income tax assets	19,819	35,994
Other current assets	33,054	18,896

Total current assets	921,373	942,308
Property, plant and equipment (net of accumulated depreciation of $109,267 in 2010 and $106,744 in 2009)	56,306	57,195
Goodwill	234,964	235,388
Intangible assets (net of accumulated amortization of $226,679 in 2010 and $190,722 in 2009)	168,616	204,572
Investments	31,015	20,618
Noncurrent deferred income tax assets	6,293	6,759
Other assets	5,520	8,776

	$1,424,087	$1,475,616

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,736	$53,979
Accrued compensation, benefits and related taxes	28,778	36,936
Accrued warranty	2,945	4,265
Deferred revenue	31,625	47,044
Current portion of long-term debt	—	124
Other accrued liabilities	18,847	46,203

Total current liabilities	132,931	188,551
Long-term debt, net of current portion	202,615	211,248
Accrued pension	17,213	16,408
Noncurrent income tax liability	17,702	14,815
Noncurrent deferred income tax liabilities	29,151	37,204
Other noncurrent liabilities	15,406	16,021

Total liabilities	415,018	484,247

Stockholders’ equity:
Preferred stock, par value $1.00 per share, 5.0 million shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share, 320.0 million shares authorized; 120.8 million and 125.6 million shares issued and outstanding in 2010 and 2009, respectively	1,409	1,388
Capital in excess of par value	1,206,157	1,183,872
Treasury stock at cost, 19.8 million and 13.0 million shares in 2010 and 2009	(145,286)	(75,960)
Accumulated deficit	(47,606)	(111,734)
Unrealized gain on marketable securities (net of accumulated tax effect of $224 in 2010)	392	28
Unfunded pension liability (net of accumulated tax effect of $662 in 2010 and $944 in 2009)	(5,813)	(6,041)
Cumulative translation adjustments	(184)	(184)

Total stockholders’ equity	1,009,069	991,369

	$1,424,087	$1,475,616

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2010	2009	2008
	(in thousands, except per share data)

Net sales:
Products	$963,815	$998,734	$1,064,837
Services	123,691	109,072	79,728

Total net sales	1,087,506	1,107,806	1,144,565
Cost of sales:
Products	604,859	594,133	709,657
Services	58,558	50,910	41,779

Total cost of sales	663,417	645,043	751,436

Gross margin	424,089	462,763	393,129
Operating expenses:
Selling, general, and administrative expenses	137,694	148,403	143,997
Research and development expenses	140,468	124,550	112,542
Impairment of goodwill	—	—	209,297
Amortization of intangible assets	35,957	37,361	44,195
Restructuring charges	65	3,702	1,211

Total operating expenses	314,184	314,016	511,242

Operating income (loss)	109,905	148,747	(118,113)
Other expense (income):
Interest expense	17,965	17,670	17,123
Gain on debt retirement	(373)	(4,152)	—
Loss (gain) on investments	(414)	(711)	717
Loss (gain) on foreign currency	(44)	3,445	(422)
Interest income	(1,997)	(1,409)	(7,224)
Other expense (income), net	138	(714)	(1,043)

Income (loss) before income taxes	94,630	134,618	(127,264)
Income tax expense	30,502	43,849	2,375

Net income (loss)	$64,128	$90,769	$(129,639)

Net income (loss) per common share:
Basic	$0.51	$0.73	$(1.04)

Diluted	$0.50	$0.71	$(1.04)

Weighted average common shares:
Basic	125,157	124,716	124,878

Diluted	128,271	128,085	124,878

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
	(in thousands)

Operating activities:
Net income (loss)	$64,128	$90,769	$(129,639)
Depreciation	22,865	20,862	20,915
Amortization of intangible assets	35,957	37,361	44,195
Amortization of deferred finance fees	691	728	760
Goodwill impairment	—	—	209,297
Deferred income tax provision	8,588	13,052	7,963
Deferred income tax related to goodwill impairment	—	—	(24,725)
Stock compensation expense	21,827	15,921	11,277
Provision for doubtful accounts	(283)	(1,280)	819
Gain on debt retirement	(373)	(4,152)	—
Non cash interest expense	11,325	11,136	10,736
Loss on disposal of fixed assets	406	428	14
Loss (gain) on investments	(414)	(711)	717
Excess income tax benefits from stock-based compensation plans	(2,752)	(3,007)	(56)
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	18,058	21,704	8,579
Other receivables	(59)	(2,383)	(471)
Inventories	(5,912)	38,906	4,023
Accounts payable and accrued liabilities	(48,308)	4,707	38,800
Other, net	(7,235)	(3,064)	(14,131)

Net cash provided by operating activities	118,509	240,977	189,073
Investing activities:
Purchases of investments	(514,376)	(216,704)	(113,734)
Sales of investments	364,077	104,488	155,114
Purchases of property, plant and equipment	(22,645)	(18,663)	(21,352)
Cash proceeds from sale of property, plant, and equipment	245	210	250
Cash paid for acquisition, net of cash acquired	(4,000)	(22,734)	(10,500)

Net cash provided by (used in) investing activities	(176,699)	(153,403)	9,778

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Years Ended December 31,
	2010	2009	2008
	(in thousands)

Financing activities:
Fees and proceeds from issuance of common stock, net	$7,178	$12,984	$49
Repurchase of common stock	(69,326)	—	(75,960)
Payment of debt obligations	(124)	(158)	(35,864)
Early redemption of convertible notes	(23,287)	(10,556)	—
Excess income tax benefits from stock-based compensation plans	2,752	3,007	56
Repurchase of shares to satisfy employee tax withholdings	(6,447)	(2,180)	(1,035)

Net cash provided by (used in) financing activities	(89,254)	3,097	(112,754)
Net increase (decrease) in cash and cash equivalents	(147,444)	90,671	86,097
Cash and cash equivalents at beginning of year	500,565	409,894	323,797

Cash and cash equivalents at end of year	$353,121	$500,565	$409,894

Supplemental investing activity information:
Net tangible assets acquired, excluding cash	$4,000	$2,383	$23,108
Intangible assets acquired, including goodwill and adjustments	—	20,351	(12,608)

Cash paid for acquisition, net of cash acquired	$4,000	$22,734	$10,500

Landlord funded leasehold improvements	$79	$50	$—

Supplemental cash flow information:
Interest paid during the year	$5,137	$5,483	$5,800

Income taxes paid during the year	$36,598	$30,878	$19,834

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Unrealized
					(Loss) Gain
		Capital in			on	Unfunded	Cumulative
	Common	Excess of	Treasury	Accumulated	Marketable	Pension	Translation
	Stock	Par Value	Stock	Deficit	Securities	Liability	Adjustments	Total
	(in thousands)

Balance, January 1, 2008	$1,356	$1,146,597	$(572)	$(72,434)	$20	$(3,358)	$(184)	$1,071,425
Comprehensive income (loss):
Net loss	—	—	—	(129,639)	—	—	—	(129,639)
Unrealized loss on marketable securities	—	—	—	—	(294)	—	—	(294)
Change in unfunded pension liability, net of $2,778 of income tax impact	—	—	—	—	—	(4,712)	—	(4,712)

Comprehensive loss								(134,645)
Service cost, interest cost, and expected return on plan assets for Oct 1 — Dec 31, 2008	—	—	—	(310)	—	—	—	(310)
Amortization of prior service cost for Oct 1 — Dec 31, 2008	—	—	—	(120)	—	—	—	(120)
Compensation under stock award plans	—	11,277	—	—	—	—	—	11,277
Issuance of common stock and other	6	1,692	572	—	—	—	—	2,270
Repurchase of common stock	—	—	(75,960)	—	—	—	—	(75,960)
Income tax benefit related to exercise of stock options	—	(469)	—	—	—	—	—	(469)

Balance, December 31, 2008	1,362	1,159,097	(75,960)	(202,503)	(274)	(8,070)	(184)	873,468

Comprehensive income (loss):
Net income	—	—	—	90,769	—	—	—	90,769
Unrealized gain on marketable securities	—	—	—	—	302		—	302
Change in unfunded pension liability, net of $1,169 of income tax impact	—	—	—	—	—	2,029	—	2,029

Comprehensive income								93,100
Compensation under stock award plans	—	15,921	—	—	—	—	—	15,921
Issuance of common stock and other	26	10,827	—	—	—	—	—	10,853
Impact of debt redemption, net of deferred taxes		(2,127)	—	—	—	—	—	(2,127)
Income tax benefit related to exercise of stock options		154	—	—	—	—	—	154

Balance, December 31, 2009	1,388	1,183,872	(75,960)	(111,734)	28	(6,041)	(184)	991,369

Comprehensive income (loss):
Net income	—	—	—	64,128	—	—	—	64,128
Unrealized gain on marketable securities, net of $224 of income tax impact	—	—	—	—	364	—	—	364
Change in unfunded pension liability, net of $283 of income tax impact	—	—	—	—	—	228	—	228

Comprehensive income								64,720
Compensation under stock award plans	—	21,827	—	—	—	—	—	21,827
Issuance of common stock and other	21	710	—	—	—	—	—	731
Repurchase of common stock	—	—	(69,326)	—	—	—	—	(69,326)
Impact of debt redemption, net of deferred taxes		(2,449)	—	—	—	—	—	(2,449)
Income tax benefit related to exercise of stock options		2,197	—	—	—	—	—	2,197

Balance, December 31, 2010	$1,409	$1,206,157	$(145,286)	$(47,606)	$392	$(5,813)	$(184)	$1,009,069

See accompanying notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Basis of Presentation

ARRIS Group, Inc. (together with its consolidated subsidiaries, except as the context otherwise indicates, “ARRIS” or the “Company”), is a global communications technology company, headquartered in Suwanee, Georgia. ARRIS operates in three business segments, Broadband Communications Systems, Access, Transport & Supplies, and Media & Communications Systems. ARRIS specializes in integrated broadband network solutions that include products, systems and software for content and operations management (including video on demand, or VOD), and professional services. ARRIS is a leading developer, manufacturer and supplier of telephony, data, video, construction, rebuild and maintenance equipment for the broadband communications industry. In addition, the Company is a leading supplier of infrastructure products used by cable system operators to build-out and maintain hybrid fiber-coaxial (“HFC”) networks. The Company provides its customers with products and services that enable reliable, high speed, two-way broadband transmission of video, telephony, and data.

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

From time to time, the Company has held certain investments in the common stock or preferred stock of publicly-traded and private companies, which were classified as available-for-sale or cost-method investments. As of December 31, 2010 and 2009, the Company’s holdings in these investments were $9.8 million and $4.0 million, respectively. As of December 31, 2010 and 2009, ARRIS had unrealized gains (losses) related to available-for-sale securities of approximately $0.4 million and $0, respectively, included in accumulated, other comprehensive income (loss).

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revenue is recognized when all of the following criteria have been met:

•	When persuasive evidence of an arrangement exists. Contracts and customer purchase orders are used to determine the existence of an arrangement. For professional services evidence that an agreement exists includes information documenting the scope of work to be performed, price, and customer acceptance. These are contained in the signed Contract, Purchase Order, or other documentation that shows scope, price and customer acceptance.

•	Delivery has occurred. Shipping documents, proof of delivery and customer acceptance (when applicable) are used to verify delivery.

•	The fee is fixed or determinable. Pricing is considered fixed or determinable at the execution of a customer arrangement, based on specific products and quantities to be delivered at specific prices. This determination includes a review of the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment or future discounts.

•	Collectability is reasonably assured. The Company assesses the ability to collect from customers based on a number of factors that include information supplied by credit agencies, analyzing customer accounts, reviewing payment history and consulting bank references. Should a circumstance arise where a customer is deemed not creditworthy, all revenue related to the transaction will be deferred until such time that payment is received and all other criteria to allow the Company to recognize revenue have been met.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Standalone Services — Installation, training, and professional services are generally recognized in service revenues when performed or upon completion of the service when the final act is significant in relation to the overall service transaction. The key element for Professional Services in determining when service transaction revenue has been earned is determining the pattern of delivery or performance which determines the extent to which the earnings process is complete and the extent to which customers have received value from services provided. The delivery or performance conditions of our service transactions are typically evaluated under the proportional performance or completed performance model.

Incentives — Customer incentive programs that include consideration, primarily rebates/credits to be used against future product purchases and certain volume discounts, have been recorded as a reduction of revenue when the shipment of the requisite equipment occurs.

Value Added Resellers — ARRIS employs the sell-in method of accounting for revenue when using a Value Added Reseller (“VAR”) as our channel to market. Because product returns are restricted, revenue under this method is generally recognized at the time of shipment to the VAR provided all criteria for recognition are met.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For multiple element arrangements that include software or have a software-related element that is more than incidental and does involve significant production, modification or customization, revenue is recognized using the contract accounting guidelines by applying the percentage of completion or completed contract method. The Company recognizes software license and associated professional services revenue for its mobile workforce management software license product installations using the percentage of completion method of accounting as the Company believes that its estimates of costs to complete and extent of progress toward completion of such contracts are reliable. For certain software license arrangements where professional services are being provided and are deemed to be essential to the functionality or are for significant production, modification, or customization of the software product, both the software and the associated professional service revenue are recognized using the completed contract method. The completed contract method is used for these particular arrangements because they are considered short-term arrangements and the financial position and results of operations would not be materially different from those under the percentage-of-completion method. Under the completed contract method, revenue is recognized when the contract is complete, and all direct costs and related revenues are deferred until that time. The entire amount of an estimated loss on a contract is accrued at the time a loss on a contract is projected. Actual profits and losses may differ from these estimates.

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

The Company elected to early adopt accounting standards on a prospective basis related to multiple element arrangements as discussed in Note 3 of the Notes to the Consolidated Financial Statements. The Company applies the previous applicable accounting guidance for arrangements originating prior to the adoption date of January 1, 2010.

Below is a comparison of: 1) units of accounting, 2) allocation of arrangement consideration and 3) timing of revenue recognition applying the old and new guidance.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The adoption of the new revenue recognition accounting policy resulted in an increase in revenue of approximately $2.6 million for 2010.

(f)	Shipping and Handling Fees

Shipping and handling costs for the years ended December 31, 2010, 2009, and 2008 were approximately $11.3 million, $4.0 million and $4.6 million, respectively, and are classified in net sales and cost of sales.

(g)	Depreciation of Property, Plant and Equipment

The Company provides for depreciation of property, plant and equipment on the straight-line basis over estimated useful lives of 10 to 40 years for buildings and improvements, 2 to 10 years for machinery and equipment, and the shorter of the term of the lease or useful life for leasehold improvements. Included in depreciation expense is the amortization of landlord funded tenant improvements which amounted to $0.5 million in 2010 and $0.4 million in 2009. Depreciation expense, including amortization of capital leases, for the years ended December 31, 2010, 2009, and 2008 was approximately $22.9 million, $20.9 million, and $20.9 million, respectively.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The annual tests were performed in the fourth quarters of 2008, 2009, and 2010 with a test date of October 1. Following is a summary of the results:

•	In 2008, the step one results of the impairment analysis indicated that the fair values of its ATS and MCS reporting units were less than their respective carrying values, and that the fair value of the BCS reporting unit exceeded its carrying value. As a result, ARRIS performed step two of the goodwill impairment test for its ATS and MCS reporting units to determine the implied fair value of the goodwill for these units. The Company’s step two analysis concluded that the implied fair value of the ATS and MCS goodwill was less than their respective carrying values and ARRIS recognized a total noncash goodwill impairment loss of $128.9 million and $80.4 million related to the ATS and MCS reporting units, respectively, during the fourth quarter of 2008. This expense has been recorded in the impairment of goodwill line on the consolidated statements of operations.

•	In 2009, the step one results indicated that the fair value of its ATS reporting unit was less than the its carrying value, and the fair value of the BCS and MCS reporting units exceeded their respective carrying value. As a result, ARRIS performed step two of the impairment test for the ATS reporting unit. The Company concluded that the implied fair value of the goodwill exceeded the carrying amount, and therefore, the assets were not impaired.

•	In 2010, the results indicated that the fair values of each of the reporting units exceeded their respective carrying amounts, and therefore, step two analysis was not performed.

As of December 31, 2010, the Company had remaining goodwill of $235.0 million, of which $36.9 million related to the ATS reporting unit, $156.3 million related to the BCS reporting unit, and $41.8 million related to the MCS reporting unit.

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

As of December 31, 2010, the financial statements included intangible assets of $168.6 million, net of accumulated amortization of $226.7 million. As of December 31, 2009, the financial statements included intangible assets of $204.6 million, net of accumulated amortization of $190.7 million. The valuation process to determine the fair market values of the existing technology by management included valuations by an outside valuation service. The values assigned were calculated using an income approach utilizing the cash flow expected to be generated by these technologies.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No review for impairment of long-lived assets was conducted in 2009 and 2010 as the Company did not believe that indicators of impairment existed.

See Note 12 of Notes to the Consolidated Financial Statements for further information on goodwill and other intangibles.

(i)	Advertising and Sales Promotion

Advertising and sales promotion costs are expensed as incurred. Advertising expense was approximately $0.7 million, $0.6 million, and $0.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

(j)	Research and Development

Research and development (“R&D”) costs are expensed as incurred. ARRIS’ research and development expenditures for the years ended December 31, 2010, 2009 and 2008 were approximately $140.5 million, $124.6 million, and $112.5 million, respectively. The expenditures include compensation costs, materials, other direct expenses, and allocated costs of information technology, telecommunications, and facilities.

(k)	Warranty

ARRIS provides warranties of various lengths to customers based on the specific product and the terms of individual agreements. For further discussion, see Note 7 of the Notes to the Consolidated Financial Statements, Guarantees for further discussion.

(l)	Income Taxes

ARRIS uses the liability method of accounting for income taxes, which requires recognition of temporary differences between financial statement and income tax bases of assets and liabilities, measured by enacted tax rates.

If necessary, the measurement of deferred tax assets is reduced by the amount of any tax benefits that are not expected to be realized based on available evidence. ARRIS reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

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

As of December 31, 2010, the Company had option collars outstanding with notional amounts totaling 10.5 million euros, which mature through 2011. As of December 31, 2010, the Company had forward contracts outstanding with notional amounts totaling 19.8 million euros, which mature through 2011. The fair value of option and forward contracts as of December 31, 2010 and 2009 were net liability of approximately $0.2 million and $0.5 million. During the years ended December 31, 2010, 2009 and 2008, the Company recognized net (gain) losses of $(1.0) million, $3.0 million, and $0.5 million, respectively, related to option contracts.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Currently, all foreign currency hedges are recorded at fair value and the gains or losses are included in loss (gain) on foreign currency on the Consolidated Statements of Operations.

(n)	Stock-Based Compensation

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

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

•	Cash, cash equivalents, and short-term investments: The carrying amounts reported in the consolidated balance sheets for cash, cash equivalents, and short-term investments approximate their fair values.

•	Accounts receivable and accounts payable: The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate their fair values. The Company establishes a reserve for doubtful accounts based upon its historical experience in collecting accounts receivable.

•	Marketable securities: The fair values for trading and available-for-sale equity securities are based on quoted market prices or observable prices based on inputs not in active markets but corroborated by market data.

•	Non-marketable securities: Non-marketable equity securities are subject to a periodic impairment review; however, there are no open-market valuations, and the impairment analysis requires significant judgment. This analysis includes assessment of the investee’s financial condition, the business outlook for its products and technology, its projected results and cash flow, recent rounds of financing, and the likelihood of obtaining subsequent rounds of financing.

•	Long-term debt: The fair value of the Company’s convertible subordinated debt is based on its quoted market price and totaled approximately $242.7 million and $258.1 million at December 31, 2010 and 2009, respectively.

•	Foreign exchange contracts: The fair values of the Company’s foreign currency contracts are estimated based on dealer quotes, quoted market prices of comparable contracts adjusted through interpolation where necessary, maturity differences or if there are no relevant comparable contracts on pricing models or formulas by using current assumptions. As of December 31, 2010, the Company had option collars outstanding with notional amounts totaling 10.5 million euros, which mature through 2011. As of December 31, 2010, the Company had forward contracts outstanding with notional amounts totaling 19.8 million euros, which mature through 2011. The fair value of option and forward contracts as of December 31, 2010 and 2009 were net liability of approximately $0.2 million and $0.5 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(p)	Computer Software

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

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance requiring additional fair value disclosures for significant transfers between levels of the fair value hierarchy and gross presentation of items within the Level 3 reconciliation. This guidance also clarifies that entities need to disclose fair value information for each class of asset and liability measured at fair value and that valuation techniques need to be provided for all non-market observable measurements. The adoption of this guidance did not impact the Company’s consolidated financial statements.

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

The Company elected to early adopt this accounting guidance at the beginning of its first quarter of fiscal year 2010 on a prospective basis for arrangements originating or materially modified after December 31, 2009. The adoption of the new revenue recognition accounting policy resulted in an increase in revenue of approximately

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$2.6 million for 2010. The Company does not expect the adoption to have a material effect on the financial statements in future periods.

Note 4.	Investments

ARRIS’ investments as of December 31, 2010 and 2009 consisted of the following (in thousands):

	As of December 31,	As of December 31,
	2010	2009

Current Assets:
Trading securities	$—	$4,970
Available-for-sale securities	266,981	120,061

	266,981	125,031
Noncurrent Assets:
Available-for-sale securities	27,015	16,618
Cost method investments	4,000	4,000

Total classified as non-current assets	31,015	20,618

Total	$297,996	$145,649

ARRIS’ investments in debt and marketable equity securities are categorized as trading or available-for-sale. The Company currently does not hold any held-to-maturity securities. Realized and unrealized gains and losses on trading securities and realized gains and losses on available-for-sale securities are included in net income. Unrealized gains and losses on available-for-sale securities are included in our consolidated balance sheet as a component of accumulated other comprehensive income (loss). The unrealized losses in total and by individual investment as of December 31, 2010 and 2009 were not material. The amortized cost basis of the Company’s investments approximates fair value.

As of December 31, 2010 and 2009, ARRIS’ cost method investment is an investment in a private company, which is recorded at cost of $4.0 million. Each quarter ARRIS evaluates its investment for any other-than-temporary impairment, by reviewing the current revenues, bookings and long-term plan of the private company. In the third quarter of 2010, the private company raised additional financing at the same price and terms that ARRIS had invested. As of December 31, 2010, ARRIS believes there has been no other-than-temporary impairment but will continue to evaluate the investment for impairment. Due to the fact the investment is in a private company, ARRIS is exempt from estimating the fair value on an interim basis. However, ARRIS is required to estimate the fair value if there has been an identifiable event or change in circumstance that may have a significant adverse effect on the fair value of the investment.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Level 2:  Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3:  Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

The following table presents the Company’s assets measured at fair value on a recurring basis as of December 31, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total

Current investments	$90,214	$176,767	$—	$266,981
Noncurrent investments	6,109	20,906	—	27,015
Foreign currency contracts — asset position	607	—	—	607
Foreign currency contracts — liability position	828	—	—	828

All of the Company’s short-term investments and long-term investments instruments at December 31, 2010 are classified within Level 1 or Level 2 of the fair value hierarchy as they are valued using quoted market prices, market prices for similar securities, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include the Company’s investment in money market funds, mutual funds, U.S. government bonds and investments in public companies. Such instruments are generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on other observable inputs include the Company’s cash surrender value of company owned life insurance, corporate obligations and bonds, commercial paper and certificates of deposit. Such instruments are classified within Level 2 of the fair value hierarchy. See Note 4 and Note 6 for further information on the Company’s investments and derivative instruments.

The table below includes a roll forward of the Company’s auction rate security that had been classified as a Level 3 in the fair value hierarchy (in thousands):

Level 3

Estimated fair value January 1, 2010	$4,970
2010 change in fair value	30
Disposal	(5,000)

Estimated fair value December 31, 2010	$—

ARRIS had $0 and $5.0 million invested in an auction rate security at December 31, 2010 and December 31, 2009, respectively. During the quarter ended March 31, 2010, ARRIS sold at par $2.1 million of the $5.0 million auction rate security. ARRIS sold at par the remaining $2.9 million of the auction rate security during the quarter ended June 30, 2010.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the fair value of the instruments are recognized as a loss (gain) on foreign currency in the Consolidated Statements of Operations. The maximum time frame for ARRIS’ derivatives is currently 15 months. Derivative instruments which are subject to master netting arrangements are not offset in the Consolidated Balance Sheets.

The fair values of ARRIS’ derivative instruments recorded in the Consolidated Balance Sheet as of December 31, 2010 were as follows (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Other current assets	$607	Other accrued liabilities	$828

The change in the fair values of ARRIS’ derivative instruments recorded in the Consolidated Statements of Operations during the years ended December 31, 2010, 2009, and 2008 were as follows (in thousands):

		Years Ended December 31,
	Statement of Operations Location	2010	2009	2008

Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Loss (gain) on foreign currency	$(957)	$3,016	$(1,608)

Note 7.	Guarantees

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

Information regarding the changes in ARRIS’ aggregate product warranty liabilities for the years ending December 31, 2010 and 2009 were as follows (in thousands):

	2010	2009

January 1,	$7,679	$10,184
Accruals related to warranties (including changes in estimates)	937	1,532
Settlements made (in cash or in kind)	(3,276)	(4,037)

Balance at December 31,	$5,340	$7,679

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Segment Information

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

The table below presents information about the Company’s reporting segments for the years ended December 31 (in thousands):

	Broadband	Access,	Media &
	Communications	Transport &	Communications
	Systems	Supplies	Systems	Total

December 31, 2010
Net sales	$841,164	$181,067	$65,275	$1,087,506
Gross margin	343,884	45,971	34,234	424,089
Amortization of intangible assets	1,589	21,035	13,333	35,957
December 31, 2009
Net sales	$852,852	$176,306	$78,648	$1,107,806
Gross margin	379,248	40,055	43,460	462,763
Amortization of intangible assets	415	22,550	14,396	37,361
December 31, 2008
Net sales	$822,816	$262,478	$59,271	$1,144,565
Gross margin	285,136	76,387	31,606	393,129
Amortization of intangible assets	—	24,772	19,423	44,195
Impairment of goodwill	—	128,884	80,413	209,297

The following table summarizes the Company’s net intangible assets and goodwill by reportable segment as of December 31, 2010 and 2009 (in thousands):

	Broadband	Access,	Media &
	Communications	Transport &	Communications
	Systems	Supplies	Systems	Total

December 31, 2010
Goodwill	$156,335	$36,856	$41,773	$234,964
Intangible assets, net	12,581	94,799	61,236	168,616
December 31, 2009
Goodwill	$156,335	$37,074	$41,979	$235,388
Intangible assets, net	14,170	115,833	74,569	204,572

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s two largest customers (including their affiliates, as applicable) are Comcast and Time Warner Cable. Over the past year, certain customers’ beneficial ownership may have changed as a result of mergers and acquisitions. Therefore the revenue for ARRIS’ customers for prior periods has been adjusted to include the affiliates under common control. A summary of sales to these customers for 2010, 2009 and 2008 is set forth below (in thousands):

	Years Ended December 31,
	2010	2009	2008

Comcast and affiliates	$270,655	$353,658	$300,934
% of sales	24.9%	31.9%	26.3%
Time Warner Cable and affiliates	$174,471	$230,211	$235,405
% of sales	16.0%	20.8%	20.6%

ARRIS sells its products primarily in the United States. The Company’s international revenue is generated from Asia Pacific, Europe, Latin America and Canada. The Asia Pacific market primarily includes China, Hong Kong, Japan, Korea, Singapore, and Taiwan. The European market primarily includes Austria, Belgium, France, Germany, the Netherlands, Norway, Poland, Portugal, Spain, Sweden, Switzerland, Great Britain, Ireland, Turkey, Russia, Romania, Hungry and Israel. The Latin American market primarily includes Argentina, Brazil, Chile, Columbia, Mexico, Peru, Puerto Rico, Ecuador, Honduras, Costa Rica, Panama, Jamaica, and Bahamas. Sales to international customers were approximately 35.2%, 2 6.5% and 29.1% of total sales for the years ended December 31, 2010, 2009 and 2008, respectively. International sales for the years ended December 31, 2010, 2009 and 2008 were as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008

Asia Pacific	$63,492	$56,091	$50,435
Europe	96,608	93,078	127,103
Latin America	146,980	81,608	97,798
Canada	75,205	62,672	57,406

Total	$382,285	$293,449	$332,742

The following table summarizes ARRIS’ international long-lived assets by geographic region as of December 31, 2010 and 2009 (in thousands):

	As of December 31,
	2010	2009

Asia Pacific	$1,665	$991
Europe	1,682	1,630
Latin America	275	249
Canada	2	3

Total	$3,624	$2,873

Note 9.	Restructuring Charges

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands)

Balance as of December 31, 2009	$1,890
Payments	(373)
Adjustments to accrual	—

Balance as December 31, 2010	$1,517

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

(In thousands)

Balance as of December 31, 2009	$53
Payments	(82)
Adjustments to accrual	29

Balance as of December 31, 2010	$—

During the fourth quarter of 2009, the Company implemented a restructuring initiative to align its workforce and operating costs with current business opportunities within the ATS segment. The restructuring affected 33 employees.

(In thousands)

Balance as of December 31, 2009	$835
Payments	(870)
Adjustments to accrual	35

Balance as of December 31, 2010	$—

Note 10.	Inventories

Inventories are stated at the lower of average cost, approximating first-in, first-out, or market. The components of inventory are as follows, net of reserves (in thousands):

	December 31,
	2010	2009

Raw material	$19,053	$14,665
Work in process	4,176	3,480
Finished goods	78,534	77,706

Total inventories	$101,763	$95,851

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Property, Plant and Equipment

Property, plant and equipment, at cost, consisted of the following (in thousands):

	December 31,
	2010	2009

Land	$2,612	$2,612
Buildings and leasehold improvements	23,580	22,304
Machinery and equipment	139,381	139,023

	165,573	163,939
Less: Accumulated depreciation	(109,267)	(106,744)

Total property, plant and equipment, net	$56,306	$57,195

Note 12.	Goodwill and Intangible Assets

Goodwill

Goodwill relates to the excess of cost over the fair value of net assets resulting from an acquisition. The Company’s goodwill is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset is more likely than not impaired. For purposes of impairment testing, the Company has determined that its reporting units are the reportable segments based on our organizational structure, the financial information that is provided to and reviewed by segment management and aggregation criteria applicable to component businesses that are economically similar. The impairment testing is a two-step process. The first step is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount. The Company concluded that a taxable transaction approach should be used. The Company determined the fair value of each of its reporting units using a combination of an income approach using discounted cash flow analysis and a market approach comparing actual market transactions of businesses that are similar to those of the Company. In addition, market multiples of publicly traded guideline companies also were considered. The Company considered the relative strengths and weaknesses inherent in the valuation methodologies utilized in each approach and consulted with a third party valuation specialist to assist in determining the appropriate weighting. The discounted cash flow analysis requires the Company to make various judgmental assumptions, including assumptions about future cash flows, growth rates and weighted average cost of capital (discount rate). The assumptions about future cash flows and growth rates are based on the current and long-term business plans of each reporting unit. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. If necessary, the second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount in excess of the carrying amount of goodwill over its implied fair value. The implied fair value of goodwill is determined in a similar manner as the determination of goodwill recognized in a business combination. The Company allocates the fair value of a reporting unit to all of the assets and liabilities of that unit, including intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities represents the implied fair value of goodwill.

The valuation methodologies described above have been consistently applied for all years presented below. See Part II, Item 7, Critical Accounting Policies for further information regarding the Company’s goodwill impairment testing, including key assumptions and sensitivity analysis.

2008 Impairment Analysis — During the 2008 annual impairment testing, as a result of a decline in the market value of communications equipment suppliers in general, coupled with the volatile macroeconomic conditions, ARRIS determined that the fair values of the ATS and MCS reporting units were less than their respective carrying values. As a result, the Company proceeded to step two of the goodwill impairment test to determine the implied fair value of the ATS and MCS goodwill. ARRIS concluded that the implied fair value of the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

goodwill was less than its carrying value and recorded an impairment charge as of October 1, 2008. During the fourth quarter of 2008, ARRIS experienced a continued decline in market conditions, especially as a result of the housing market, with respect to its ATS reporting unit. As a result, the Company determined that it was possible that the future cash flows and growth rates for the ATS reporting unit had declined since the impairment test date of October 1, 2008. Further, the Company considered whether the continued volatility in capital markets between October 1, 2008, and December 31, 2008, could result in a change in the discount rate, potentially resulting in further impairment. As a result of these factors, the Company performed an interim test as of December 31, 2008, for the ATS and MCS reporting units. The Company did not perform an interim test for the BCS reporting unit as it did not believe that an event occurred or circumstances changed that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The Company concluded that its remaining ATS and MCS goodwill was further impaired and recorded an incremental goodwill impairment charge. This expense was recorded in the goodwill impairment line on the consolidated statements of operations. The fair value of the BCS reporting unit exceeded its carrying value, and, therefore, no impairment charge was necessary. As part of management’s review process of the fair values assumed for the reporting units, the Company reconciled the combined fair value to its market capitalization and concluded that the fair values used were reasonable.

2009 Impairment Analysis — The 2009 annual impairment test was performed as of October 1, 2009. The step one analysis indicated that there were no indicators of impairment for the Company’s BCS and MCS reporting units, as their respective fair values were greater than their carrying values. For the Company’s ATS reporting unit, step one analysis indicated that its fair value was less than its carrying value. As a result, step two analysis was performed to determine the implied fair value of our ATS goodwill. The Company determined the implied fair value of the ATS goodwill was 34% greater than its carrying value, thus no reportable impairments were determined to have occurred in 2009.

2010 Impairment Analysis — The 2010 annual impairment test was performed as of October 1, 2010. The Company determined that the BCS, ATS, and MCS reporting units were not at risk of failing step one of the goodwill impairment test. However, the MCS reporting unit valuation included assumptions and estimates of cash flows, including probability weighted cash flows conditional upon favorable outcome of litigation the Company is currently pursuing against another Company (see Part  I, Item 3, Legal Proceedings). Excluding the discrete contingent cash flows, the MCS reporting unit was at risk of failing step one of the goodwill impairment test, and is therefore at risk of a future impairment in the event of significant unfavorable changes in the forecasted cash flows/or the key assumptions used in our analysis, including the weighted average cost of capital (discount rate) and growth rates utilized in the discounted cash flow analysis. Further upon a favorable settlement and recovery, no future value would exist related to such contingent cash flows, and as a result the MCS reporting unit may be at risk of failing step one of the impairment test.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Following is a summary of the Company’s goodwill activity (in thousands):

	BCS	ATS	MCS	Total

Balance as of January 1, 2008	$150,569	$179,827	$124,956	$455,352
Purchase accounting adjustments — C-COR acquisition	—	(12,577)	(5,123)	(17,700)
Acquisition of Auspice Corporation	—	—	3,329	3,329
Impairment	—	(128,884)	(80,413)	(209,297)

Balance as of December 31, 2008	150,569	38,366	42,749	231,684
Acquisition of EG Technology, Inc.	3,745	—	—	3,745
Acquisition of Digeo, Inc.	2,021	—	—	2,021
Adjustment to deferred tax assets — C-COR acquisition	—	(1,292)	(770)	(2,062)

Balance as of December 31, 2009	$156,335	$37,074	$41,979	$235,388
Adjustment to deferred tax assets — C-COR acquisition	—	(218)	(206)	(424)

Balance as of December 31, 2010	$156,335	$36,856	$41,773	$234,964

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

If the Company determines that an asset or asset group is not recoverable, then the Company would record an impairment charge if the carrying value of the asset or asset group exceeds its fair value. Fair value is based on estimated discounted future cash flows expected to be generated by the asset or asset group. The assumptions underlying cash flow projections would represent management’s best estimates at the time of the impairment review.

As of December 31, 2008, for reasons similar to those described above, the Company conducted a review of our long-lived assets in 2008, including amortizable intangible assets. This review did not indicate that an impairment existed. No review for impairment of long-lived assets was conducted in 2009 or 2010 as the Company no indicators of impairment existed.

Separable intangible assets that are not deemed to have an indefinite life are amortized over their useful lives. The Company’s intangible assets have an amortization period of six months to ten years. The gross carrying amount

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and accumulated amortization of the Company’s intangible assets, other than goodwill, as of December 31, 2010 and December 31, 2009 are as follows (in thousands):

	December 31, 2010				December 31, 2009
				Weighted				Weighted
				Average				Average
				Remaining				Remaining
	Gross	Accumulated	Net Book	Life	Gross	Accumulated	Net Book	Life
	Amount	Amortization	Value	(Years)	Amount	Amortization	Value	(Years)

Customer relationships	$328,359	$190,963	$137,396	4.9	$328,359	$163,129	$165,230	5.9
Developed technology	53,569	22,452	31,117	5.1	53,569	14,470	39,098	5.8
Trademarks & patents	317	214	103	0.8	317	73	244	1.7
Order backlog	7,940	7,940	—	—	7,940	7,940	—	—
Non-compete agreements	5,110	5,110	—	—	5,110	5,110	—	—

Total	$395,295	$226,679	$168,616		$395,295	$190,722	$204,572

Amortization expense recorded on the intangible assets listed in the above table for the years ended December 31, 2010, 2009 and 2008 was $36.0 million, $37.4 million, and $44.2 million, respectively. The estimated total amortization expense for each of the next five fiscal years is as follows (in thousands):

2011	$35,755
2012	35,586
2013	35,324
2014	28,923
2015	27,876

Note 13.	Convertible Senior Notes

In 2006, the Company issued $276.0 million of 2% convertible senior notes due 2026. The notes are convertible, at the option of the holder, based on an initial conversion rate, subject to adjustment, of 62.1504 shares per $1,000 principal amount (which represents an initial conversion price of approximately $16.09 per share of our common stock), into cash up to the principal amount and, if applicable, shares of the Company’s common stock, cash or a combination thereof. The notes may be converted during any calendar quarter in which the closing price of ARRIS’ common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect at that time (which, based on the current conversion price, would be $19.31) and upon the occurrence of certain other events. Upon conversion, the holder will receive the principal amount in cash and an additional payment, in either cash or stock at the option of the Company. The additional payment will be based on a formula which calculates the difference between the initial conversion rate ($16.09) and the market price at the date of the conversion. As of February 24, 2011, the notes could not be converted by the holders thereof. Interest is payable on May 15 and November 15 of each year. The Company may redeem the notes at any time on or after November 15, 2013, subject to certain conditions. In addition, the holders may require the Company to purchase all or a portion of their convertible notes on or after November 15, 2013. There are no significant financial covenants related to the notes.

During 2010, ARRIS acquired $24.0 million principal amount of the notes, which had a book value, net of debt discount, of $20.0 million for approximately $23.3 million. The Company allocated $0.1 million to the reacquisition of the equity component of the notes. The Company also wrote off approximately $0.2 million of deferred finance fees associated with the portion of the notes acquired. As a result, the Company realized a gain of approximately $0.4 million on the retirement of the notes.

ARRIS accounts for the liability and equity components of the notes separately. The Company is accreting the debt discount related to the equity component to non-cash interest expense over the estimated seven year life of the convertible notes, which represents the first redemption date of November 15, 2013 when the Company may redeem

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the notes at its election or the note holders may require their redemption. The equity and liability components related to the notes were as follows (in thousands):

	December 31,	December 31,
	2010	2009

Carrying amount of the equity component	$48,527	$50,972

Principal amount of the liability component	$237,050	$261,050
Unamortized discount	(34,435)	(49,802)

Net carrying amount of the liability component	$202,615	$211,248

The following table presents the contractual interest coupon and the amortization of the discount on the equity component related to the notes as of December 31, 2010 and December 31, 2009. (in thousands):

	December 31,	December 31,
	2010	2009

Contractual interest recognized	$5,048	$5,279
Amortization of discount	11,326	11,137

The effective annual interest rate on the debt component is 7.93%.

The Company paid approximately $7.8 million of finance fees related to the issuance of the notes. Of the $7.8 million, approximately $5.3 million was attributed to the debt component and $2.5 million was attributed to the equity component of the convertible debt instrument. The portion related to the debt component is being amortized over seven years. The remaining balance of unamortized financing costs from these notes as of December 31, 2010 and December 31, 2009 was $1.9 million and $2.8 million, respectively.

The Company has not paid cash dividends on its common stock since its inception.

Note 14.	Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations for the periods indicated (in thousands except per share data):

	For the Years Ended December 31,
	2010	2009	2008

Basic:
Net income (loss)	$64,128	$90,769	$(129,639)

Weighted average shares outstanding	125,157	124,716	124,878

Basic earnings (loss) per share	$0.51	$0.73	$(1.04)

Diluted:
Net income (loss)	$64,128	$90,769	$(129,639)

Weighted average shares outstanding	125,157	124,716	124,878
Net effect of dilutive shares	3,114	3,369	—

Total	128,271	128,085	124,878

Diluted earnings (loss) per share	$0.50	$0.71	$(1.04)

In November 2006, the Company issued $276.0 million of convertible senior notes. Upon conversion, ARRIS will satisfy at least the principal amount in cash, rather than common stock. This reduced the potential earnings dilution to only include the conversion premium, which is the difference between the conversion price per share of

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock and the average share price. The average share price in 2010, 2009 and 2008 was less than the conversion price of $16.09 and, consequently, did not result in dilution.

Excluded from the dilutive securities described above are employee stock options to acquire 3.8 million, 3.8 million and 8.8 million shares as of December 31, 2010, 2009 and 2008, respectively. These exclusions are made if the exercise prices of these options are greater than the average market price of the common stock for the period, or if we have net losses, both of which have an anti-dilutive effect.

Note 15.	Income Taxes

Income tax expense (benefit) consisted of the following (in thousands):

	For the Years Ended December 31,
	2010	2009	2008

Current — Federal	$15,482	$26,586	$13,492
State	4,274	3,867	5,903
Foreign	1,050	344	(258)

	20,806	30,797	19,137

Deferred — Federal	8,418	11,856	(15,640)
State	267	4,450	(1,048)
Foreign	1,011	(3,254)	(74)

	9,696	13,052	(16,762)

	$30,502	$43,849	$2,375

A reconciliation of the statutory federal income tax rate of 35% and the effective income tax rates is as follows:

	For the Years Ended December 31,
	2010	2009	2008

Statutory federal income tax expense (benefit)	35.0%	35.0%	(35.0)%
Effects of:
State income taxes, net of federal benefit	3.3%	5.2%	4.4%
Differences between U.S. and foreign income tax rates	(0.3)%	0.5%	(1.0)%
Impairment of goodwill	—	—	43.3%
Domestic manufacturing deduction	(2.4)%	(2.0)%	(1.7)%
Decrease in valuation allowance	(0.0)%	(3.6)%	(0.1)%
Federal tax exempt interest	(0.2)%	(0.1)%	(0.3)%
Research and development tax credits	(4.3)%	(3.5)%	(4.0)%
Other, net	1.1%	1.1%	(0.2)%

	32.2%	32.6%	5.4%

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of ARRIS’ net deferred income tax assets (liabilities) were as follows (in thousands):

	December 31,
	2010	2009

Current deferred income tax assets:
Inventory costs	$8,339	$11,124
Federal research and development credits	680	679
Federal/state net operating loss carryforwards	500	7,457
Accrued vacation	1,255	1,197
Warranty reserve	576	804
Deferred revenue	10,016	12,945
Other, principally operating expenses	3,644	5,829

Total current deferred income tax assets	25,010	40,035

Noncurrent deferred income tax assets:
Federal/state net operating loss carryforwards	7,365	8,870
Investments	3,234	3,243
Foreign net operating loss carryforwards	8,944	10,015
Federal alternative minimum tax (“AMT”) credit	839	2,224
Federal research and development credits	6,777	7,719
Pension and deferred compensation	7,876	7,272
Equity compensation	11,543	8,943
Warranty reserve	560	852
Other, principally operating expenses	2,854	2,195

Total noncurrent deferred income tax assets	49,992	51,333

Total deferred income tax assets	75,002	91,368

Current deferred income tax liabilities:
Other, principally operating expenses	(2,668)	(954)

Total current deferred income tax liabilities	(2,668)	(954)

Non-current deferred income tax liabilities:
Property, plant and equipment, depreciation and basis differences	(2,030)	(1,623)
Other noncurrent liabilities	(6,965)	(1,730)
Convertible debt	(12,554)	(18,704)
Goodwill and Intangibles	(36,897)	(45,828)

Total noncurrent deferred income tax liabilities	(58,446)	(67,885)

Total deferred income tax liabilities	(61,114)	(68,839)

Net deferred income tax assets	13,888	22,529
Valuation allowance	(16,926)	(16,979)

Net deferred income tax assets (liabilities)	$(3,038)	$5,550

The valuation allowance for deferred income tax assets of $16.9 million and $17.0 million at December 31, 2010 and 2009, respectively, relates to the uncertainty surrounding the realization of certain deferred income tax

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets in various jurisdictions. A valuation allowance should be established and maintained when it is more-likely-than-not that all or a portion of deferred income tax assets will not be realized. The Company continually reviews the adequacy of its valuation allowances by reassessing whether it is more-likely-than-not to realize its various deferred income tax assets.

As of December 31, 2010 and December 31, 2009, ARRIS had $5.6 million and $25.8 million, respectively, of U.S. Federal net operating losses available to offset against future ARRIS taxable income. The U.S. Federal net operating losses may be carried forward for twenty years. The available acquired U.S. Federal net operating losses as of December 31, 2010, will expire between the years 2013 and 2023.

As of December 31, 2010, ARRIS also had $185.2 million of U.S. state net operating loss carryforwards in various states. The amounts available for utilization vary by state due to the apportionment of the Company’s taxable income and state law governing the expiration of these net operating losses. U.S. state net operating loss carryforwards of approximately $30.5 million relate to the exercise of employee stock options and restricted stock (“equity compensation”). Any future cash benefit resulting from the utilization of these U.S. state net operating losses attributable to this portion of equity compensation will be credited directly to paid in capital during the year in which the cash benefit is realized.

Additionally, ARRIS has foreign net operating loss carryforwards available, as of December 31, 2010, of approximately $42.2 million with varying expiration dates. Approximately $19.6 million of the total foreign net operating loss carryforwards relate to ARRIS’ Irish subsidiary and have an indefinite life.

ARRIS’ ability to use U.S. Federal and state net operating loss carryforwards to reduce future taxable income, or to use research and development tax credit carryforwards to reduce future income tax liabilities, is subject to restrictions attributable to equity transactions that resulted in a change of ownership during prior tax years, as defined in Internal Revenue Code Sections 382 and 383. All of the tax attributes (net operating losses carried forward and tax credits carried forward) acquired from the C-COR Incorporated transaction are subject to restrictions arising from equity transactions, including transactions that created ownership changes within C-COR prior to its acquisition by ARRIS. With the exception of $0.6 million of its U.S federal net operating loss carryforwards and $147.6 million of its U.S. state net operating loss carryforwards, ARRIS does not expect that the limitations placed on its net operating losses and research and development tax credits as a result of applying these and other rules will result in the expiration of its net operating loss and research and development tax credit carryforwards. However, future equity transactions could further limit the utilization of these tax attributes.

During the past several years, ARRIS has identified and reported U.S. federal research and development tax credits in the amount of $50.8 million, and domestic state research and development tax credits in the amount of $6.0 million. During the tax years ending December 31, 2010, and 2009, the Company utilized $6.2 million and $19.9 million, respectively, to offset against U.S. federal and state income tax liabilities. As of December 31, 2010, ARRIS has $4.9 million of available domestic federal research and development tax credits and $4.6 million of available domestic state research and development tax credits to carry forward to subsequent years. The remaining unutilized domestic federal research and development tax credits can be carried back one year and carried forward twenty years. The domestic state research and development tax credits carry forward and will expire pursuant to the various applicable domestic state rules.

ARRIS intends to indefinitely reinvest the undistributed earnings of its foreign subsidiaries. Accordingly, no deferred income taxes have been recorded for the difference between its financial and tax basis investment in its foreign subsidiaries. If these earnings were distributed to the U.S. in the form of dividends, or otherwise, ARRIS would have additional U.S. taxable income and, depending on the company’s tax posture in the year of repatriation, may have to pay additional U.S. income taxes. Withholding taxes may also apply to the repatriated earnings. Determination of the amount of unrecognized income tax liability related to these permanently reinvested and undistributed foreign subsidiary earnings is currently not practicable. However, the Company expects that the income tax liability from a repatriation of these earnings would not be material since almost all of ARRIS’ undistributed earnings are held by legal entities that file income tax returns in the United States.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular Reconciliation of Unrecognized Tax Benefits (in thousands):

	For the Years Ended December 31,
	2010	2009	2008

Beginning balance	$17,276	$16,620	$9,873
Gross increases — tax positions in prior period	606	24	8
Gross decreases — tax positions in prior period	—	(2,235)	—
Gross increases — current-period tax positions	2,841	2,867	5,206
Increases from acquired businesses	—	—	1,888
Decreases relating to settlements with taxing authorities	—	—	(355)
Decreases due to lapse of statute of limitations	(228)	—	—

Ending balance	$20,495	$17,276	$16,620

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2001. The Company and its subsidiaries are currently under income tax audit in only three jurisdictions (the state of Georgia, the state of California, and the state of Illinois) and they have not received notices of any planned or proposed income tax audits. During 2009, the Company reached a settlement agreement with the Netherlands for tax years through 2009. The Company has no outstanding unpaid income tax assessments for prior income tax audits.

At the end of 2010, the Company’s total tax liability related to uncertain net tax positions totaled approximately $20.0 million, all of which would cause the effective income tax rate to change upon the recognition. Based on information currently available, the Company anticipates that over the next twelve month period, statutes of limitations may close relating to existing unrecognized tax benefits of approximately $1.6 million primarily arising from research and development tax credits. The Company reported approximately $1.3 million and $0.8 million, respectively, of interest and penalty accrual related to the anticipated payment of these potential tax liabilities as of December 31, 2010 and 2009. The Company classifies interest and penalties recognized on the liability for uncertain tax positions as income tax expense.

Note 16.	Commitments

ARRIS leases office, distribution, and warehouse facilities as well as equipment under long-term leases expiring at various dates through 2023. Included in these operating leases are certain amounts related to restructuring activities; these lease payments and related sublease income are included in restructuring accruals on the consolidated balance sheets. Future minimum operating lease payments under non-cancelable leases at December 31, 2010 were as follows (in thousands):

Operating Leases

2011	$6,495
2012	5,367
2013	4,361
2014	2,893
2015	2,519
Thereafter	8,358
Less sublease income	(24)

Total minimum lease payments	$29,969

Total rental expense for all operating leases amounted to approximately $10.0 million, $9.1 million and $9.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2010, the Company had approximately $4.9 million of restricted cash. Of the total restricted cash, $2.9 million related to outstanding letters of credit that were cash collateralized and $2.0 million is security for hedge transactions. Additionally, the Company had contractual obligations of approximately $142.6 million under agreements with non-cancelable terms to purchase goods or services over the next year. All contractual obligations outstanding at the end of prior years were satisfied within a 12 month period, and the obligations outstanding as of December 31, 2010 are expected to be satisfied in 2011.

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

Stock Options

ARRIS grants stock options to certain employees. Upon stock option exercise the Company issues new shares. Stock options generally vest over three or four years of service and have either seven or ten year contractual terms. The exercise price of an option is equal to the fair market value of ARRIS’ stock on the date of grant. ARRIS uses the Black-Scholes model and engages an independent third party to assist the Company in determining the Black-Scholes valuation of its equity awards. The volatility factors are based upon a combination of historical volatility over a period of time and estimates of implied volatility based on traded option contracts on ARRIS common stock. The expected term of the awards granted are based upon a weighted average life of exercise activity of the grantee population. The risk-free interest rate is based upon the U.S. treasury strip yield at the grant date, using a remaining term equal to the expected life. The expected dividend yield is 0%, as the Company has not paid cash dividends on its common stock since its inception. In calculating the stock compensation expense, ARRIS applies an estimated pre-vesting forfeiture rate based upon historical rates. The stock compensation expense is amortized over the vesting period using the straight-line method.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of activity of ARRIS’ options granted under its stock incentive plans is presented below:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual Term	Value (in
	Options	Exercise Price	(in years)	thousands)

Beginning balance, January 1, 2010	7,914,509	$10.03
Grants	—	—
Exercised	(708,497)	6.90
Forfeited	(5,444)	13.11
Expired	(246,286)	26.55

Ending balance, December 31, 2010	6,954,282	9.76	2.40	$15,090

Exercisable at December 31, 2010	6,641,773	9.62	2.35	$15,002

There were no new options granted in 2010. The weighted average assumptions used in this model to value ARRIS’ stock options during 2009 and 2008 were as follows: risk-free interest rates of 1.5% and 2.5% respectively; a dividend yield of 0%; volatility factor of the expected market price of ARRIS’ common stock of 0.53 and 0.51 respectively; and a weighted average expected life of 4.0 years and 4.0 years respectively. The weighted average grant-date fair value of options granted during 2009 and 2008 were $5.95 and $9.11 respectively. The total intrinsic value of options exercised during 2010, 2009 and 2008 was approximately $3.2 million, $8.6 million and $0.6 million, respectively.

The following table summarizes ARRIS’ options outstanding as of December 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$1.31 to $2.99	179,421	1.76 years	$2.32	179,421	$2.32
$3.00 to $4.99	311,945	3.11 years	$4.83	311,945	$4.83
$5.00 to $6.99	1,359,695	1.77 years	$4.66	1,347,195	$4.65
$7.00 to $8.99	888,748	2.21 years	$10.73	888,748	$10.73
$9.00 to $10.99	1,627,736	1.57 years	$9.88	1,593,875	$9.89
$11.00 to $13.99	2,586,737	3.27 years	$13.14	2,320,589	$13.10

$1.31 to $13.99	6,954,282	2.40 years	$9.76	6,641,773	$9.62

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes ARRIS’ unvested restricted stock (excluding performance-related) and stock unit transactions during the year ending December 31, 2010:

		Weighted Average
		Grant Date
	Shares	Fair Value

Unvested at January 1, 2010	4,587,812	$7.17
Granted	2,040,763	12.02
Vested	(1,459,610)	7.57
Forfeited	(153,440)	8.89

Unvested at December 31, 2010	5,015,525	8.98

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

The following table summarizes ARRIS’ unvested performance-related restricted stock transactions during the year ending December 31, 2010:

		Weighted Average
		Grant Date
	Shares	Fair Value

Unvested at January 1, 2010	294,219	$9.21
Granted	—	—
Vested	(143,211)	10.51
Forfeited	—	—

Unvested at December 31, 2010	151,008	7.98

Restricted Shares — Subject to Comparative Market Performance

ARRIS grants to certain employees restricted shares, in which the number of shares is dependent upon the Company’s total shareholder return as compared to the shareholder return of the NASDAQ composite over a three year period. The number of shares which could potentially be issued ranges from zero to 200% of the target award. The target award in total is 326,001 shares, at 200% performance 652,002 would be issued. Compensation expense is recognized on a straight-line basis over three year measurement period and is based upon the fair market value of the shares estimated to be earned. The fair value of the restricted shares is estimated on the date of grant using a lattice model.

The total intrinsic value of restricted shares, including both non-performance and performance-related shares, vested and issued during 2010, 2009 and 2008 was $18.8 million, $6.4 million and $2.9 million, respectively.

Employee Stock Purchase Plan (“ESPP”)

ARRIS offers an ESPP to certain employees. The plan complies with Section 423 of the U.S. Internal Revenue Code, which provides that employees will not be immediately taxed on the difference between the market price of the stock and a discounted purchase price if it meets certain requirements. Participants can request that up to 10% of their base compensation be applied toward the purchase of ARRIS common stock under ARRIS’ ESPP. Purchases by any one participant are limited to $25,000 (based upon the fair market value) in any one year. The exercise price is the lower of 85% of the fair market value of the ARRIS common stock on either the first day of the purchase

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

period or the last day of the purchase period. A plan provision which allows for the more favorable of two exercise prices is commonly referred to as a “look-back” feature. Any discount offered in excess of five percent generally will be considered compensatory and appropriately is recognized as compensation expense. Additionally, any ESPP offering a look-back feature is considered compensatory. ARRIS uses the Black-Scholes option valuation model to value shares issued under the ESPP. The valuation is comprised of two components; the 15% discount of a share of common stock and 85% of a six month option held (related to the look-back feature). The weighted average assumptions used to estimate the fair value of purchase rights granted under the ESPP for 2010, 2009 and 2008, were as follows: risk-free interest rates of 0.2%, 0.2% and 2.1%, respectively; a dividend yield of 0%; volatility factor of the expected market price of ARRIS’ common stock of 0.36, 0.41, and 0.67, respectively; and a weighted average expected life of 0.5 year for each. The Company recorded stock compensation expense related to the ESPP of approximately $0.7 million, $0.8 million and $0.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Unrecognized Compensation Cost

As of December 31, 2010, there was approximately $33.8 million of total unrecognized compensation cost related to unvested share-based awards granted under the Company’s incentive plans. This compensation cost is expected to be recognized over a weighted-average period of 2.7 years.

Treasury Stock

During 2008, the Company acquired approximately 13 million shares at a cost of $76 million.

In 2010, ARRIS repurchased 6.8 million shares of the Company’s common stock at an average price of $10.24 per share for an aggregate consideration of approximately $69.3 million.

The repurchased shares are held as treasury stock on the Consolidated Balance Sheet as of December 31, 2010.

Note 18.	Employee Benefit Plans

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

The investment strategies of the plans place a high priority on benefit security. The plans invest conservatively so as not to expose assets to depreciation in adverse markets. The plans’ strategy also places a high priority on earning a rate of return greater than the annual inflation rate along with maintaining average market results. The plan has targeted asset diversification across different asset classes and markets to take advantage of economic environments and to also act as a risk minimizer by dampening the portfolio’s volatility. The following table

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

summarizes the weighted average pension asset allocations as December 31, 2010 and 2009, and the expected rate of return by asset category:

	Weighted Average Allocation
	Target	Actual
	2010	2010	2009

Equity securities	45%	48%	56%
Debt securities	50%	49%	39%
Cash and cash equivalents	5%	3%	5%

	100%	100%	100%

The following table summarizes the Company’s pension plan assets by category and by level (as described in Note 5 of the Notes to the Consolidated Financial Statements) as of December 31, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total

Cash and cash equivalents(1)	$646	$—	$—	$646
Equity securities (2):
U.S. large cap	—	5,873	—	5,873
U.S. mid cap	—	1,860	—	1,860
U.S. small cap	—	1,397	—	1,397
International	—	1,555	—	1,555
Fixed income securities:
U.S. government bonds(3)	—	10,736	—	10,736

Total	$646	$21,421	$—	$22,067

(1)	Cash and cash equivalents, which are used to pay benefits and administrative expenses, are held in a money market fund.

(2)	Equity securities consist of common and preferred stock, mutual funds, and common trust funds. Investments in common and preferred stocks are valued using quoted market prices multiplied by the number of shares owned. Investments in mutual funds and common trust funds are valued at the net asset value per share multiplied by the number of shares held.

(3)	Fixed income securities consist of U.S. government securities in mutual funds, and are valued at the net asset value per share multiplied by the number of shares held.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary data for the non-contributory defined benefit pension plans is as follows:

	Years Ended December 31,
	2010	2009
	(In thousands)

Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$37,255	$34,337
Service cost	273	981
Interest cost	2,114	2,119
Actuarial loss	587	570
Benefit payments	(788)	(752)

Projected benefit obligation at end of year	$39,441	$37,255

Change in Plan Assets:
Fair value of plan assets at beginning of year	$20,672	$15,351
Actual return on plan assets	2,079	3,955
Company contributions	104	2,118
Expenses and benefits paid from plan assets	(788)	(752)

Fair value of plan assets at end of year(1)	$22,067	$20,672

Funded Status:
Funded status of plan	$(17,374)	$(16,583)
Unrecognized actuarial loss	6,474	6,725
Unamortized prior service cost	—	261

Net amount recognized	$(10,900)	$(9,597)

(1)	In addition to the pension plan assets, ARRIS has established two rabbi trusts to further fund the pension obligations of the Chief Executive Officer and certain other executives. The balance of these assets as of December 31, 2010 and 2009 was approximately $13.3 million and $9.7 million respectively, and are included in Investments on the Consolidated Balance Sheets.

Amounts recognized in the statement of financial position consist of:

	Years Ended December 31,
	2010	2009
	(In thousands)

Current liabilities	$(161)	$(175)
Noncurrent liabilities	(17,213)	(16,407)
Accumulated other comprehensive income(1)	6,474	6,985

Total	$(10,900)	$(9,597)

(1)	The total unfunded pension liability on the Consolidated Balance Sheets as of December 31, 2010 and 2009 included a related income tax effect of $1.5 million and $(1.6) million, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) are as follows:

	Years Ended December 31,
	2010	2009
	(In thousands)

Net (gain) loss	$29	$(2,259)
Amortization of net loss	(280)	(477)
Amortization of prior service cost	(260)	(462)

Total recognized in other comprehensive income (loss)	$(511)	$(3,198)

The following table summarizes the amounts in other comprehensive income (loss) expected to be amortized and recognized as a component of net periodic benefit cost in 2011 (in thousands):

Amortization of net loss	$288

Information for defined benefit plans with accumulated benefit obligations in excess of plan assets is as follows:

	December 31,
	2010	2009
	(In thousands)

Accumulated benefit obligation	$38,458	$36,489
Projected benefit obligation	$39,441	$37,255
Plan assets	$22,067	$20,672

Net periodic pension cost for 2010, 2009 and 2008 for pension and supplemental benefit plans includes the following components (in thousands):

	2010	2009	2008

Service cost	$273	$981	$1,027
Interest cost	2,114	2,119	2,316
Return on assets (expected)	(1,520)	(1,126)	(1,792)
Amortization of net actuarial loss	280	477	—
Amortization of prior service cost(1)	260	462	597

Net periodic pension cost(2)	$1,407	$2,913	$2,148

(1)	Prior service cost is amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits under the plan.

(2)	For 2008, this represents 15 months of expense as a result of changing the measurement date from September 30 to December 31. Of the total net periodic pension cost of $2,148 thousand, approximately $1,718 thousand was included in pension expense in the Consolidated Statements of Operations and $430 thousand was reflected as an adjustment to retained earnings in the Consolidated Balance Sheets.

The weighted-average actuarial assumptions used to determine the benefit obligations for the three years presented are set forth below:

	2010	2009	2008

Assumed discount rate for non-qualified plan participants	5.50%	5.75%	6.25%
Assumed discount rate for qualified plan participants	5.50%	5.75%	6.25%
Rate of compensation increase	3.75%	3.75%	3.75%

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average actuarial assumptions used to determine the net periodic benefit costs are set forth below:

	2010	2009	2008

Assumed discount rate for non-qualified plan participants	5.75%	6.25%	6.25%
Assumed discount rate for qualified plan participants	5.75%	6.25%	6.25%
Rate of compensation increase	3.75%	3.75%	3.75%
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%

The expected long-term rate of return on assets is derived using the building block approach which includes assumptions for the long term inflation rate, real return, and equity risk premiums.

No minimum funding contributions are required in 2011 for the plan; however, the Company may make a voluntary contribution.

As of December 31, 2010, the expected benefit payments related to the Company’s defined benefit pension plans during the next ten years are as follows (in thousands):

2011	$973
2012	1,092
2013	13,067
2014	1,416
2015	1,444
2016 — 2020	8,520

Other Benefit Plans

ARRIS has established defined contribution plans pursuant to the Internal Revenue Code Section 401(k) that cover all eligible U.S. employees. ARRIS contributes to these plans based upon the dollar amount of each participant’s contribution. ARRIS made matching contributions to these plans of approximately $4.9 million, $4.4 million and $4.1 million in 2010, 2009 and 2008, respectively.

The Company has a deferred compensation plan that does not qualify under Section 401(k) of the Internal Revenue Code, which was available to certain current and former officers and key executives of C-COR. During 2008, this plan was merged into a new non- qualified deferred compensation plan which is also available to key executives of the Company. Employee compensation deferrals and matching contributions are held in a rabbi trust. The total of net employee deferrals and matching contributions, which is reflected in other long-term liabilities, was $2.3 million and $1.4 million at December 31, 2010 and 2009, respectively. Total expenses included in continuing operations for the matching contributions were approximately $0.3 million in 2010 and $0.1 million in 2009.

The Company previously offered a deferred compensation arrangement, which allowed certain employees to defer a portion of their earnings and defer the related income taxes. As of December 31, 2004, the plan was frozen and no further contributions are allowed. The deferred earnings are invested in a rabbi trust. The total of net employee deferral and matching contributions, which is reflected in other long-term liabilities, was $2.8 million and $2.4 million at December 31, 2010 and 2009, respectively.

The Company also has a deferred retirement salary plan, which was limited to certain current or former officers of C-COR. The present value of the estimated future retirement benefit payments is being accrued over the estimated service period from the date of signed agreements with the employees. The accrued balance of this plan, the majority of which is included in other long-term liabilities, was $2.1 million and $2.0 million at December 31, 2010 and 2009, respectively. Total expenses included in continuing operations for the deferred retirement salary plan were approximately ($0.2) million and $0.2 million for 2010 and 2009, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19.	Repurchases of ARRIS Common Stock

During the first quarter of 2008, the Company publicly announced that ARRIS’ Board of Directors had authorized a plan for the Company to purchase up to $100 million of the Company’s common stock. ARRIS repurchased 13 million shares at an average price of $5.84 per share for an aggregate consideration of approximately $76 million during the first quarter of 2008. The remaining authorized amount of $24 million was not purchased.

During the first quarter of 2009, ARRIS’ Board of Directors authorized a new plan (the “2009 Plan”), which replaced the 2008 Plan, for the Company to purchase up to $100 million of the Company’s common stock. The Company did not purchase any shares under the 2009 Plan during 2009

In 2010, ARRIS repurchased 6.8 million shares of the Company’s common stock at an average price of $10.24 per share for an aggregate consideration of approximately $69.3 million. As of December 31, 2010, the remaining authorized amount for future repurchases was $30.7 million.

Note 20.	Summary Quarterly Consolidated Financial Information (unaudited)

The following table summarizes ARRIS’ quarterly consolidated financial information (in thousands, except per share data):

	Quarters in 2010 Ended
	March 31,	June 30,	September 30,(1)	December 31,(1)

Net sales	$266,697	$280,355	$274,286	$266,168
Gross margin	112,511	113,278	101,987	96,313
Operating income	33,955	34,239	23,966	17,745
Net income	$18,991	$19,774	$14,042	$11,321

Net income per basic share	$0.15	$0.16	$0.11	$0.09
Net income per diluted share	$0.15	$0.15	$0.11	$0.09

	Quarters in 2009 Ended
	March 31,	June 30,	September 30,	December 31,

Net sales	$253,518	$278,521	$275,772	$299,995
Gross margin	95,510	117,280	115,473	134,500
Operating income	22,389	38,154	38,899	49,305
Net income	$12,882	$22,909	$21,699	$33,279

Net income per basic share	$0.10	$0.18	$0.17	$0.26
Net income per diluted share	$0.10	$0.18	$0.17	$0.26

(1)	During the fourth quarter of 2010, the Company identified and corrected an immaterial error related to the application of ASC 985-605-55, Software — Revenue Recognition. Revenue of $4.8 million predominantly recognized in the third quarter of 2010 should have been recognized in later periods, which overstated Net Income and Net Income Per Diluted Share by approximately $2.8 million and $0.02, respectively, for the third quarter. Related balances in Deferred Revenue and Deferred Cost were correspondingly understated by $4.8 million and $0.7 million, respectively. Management has determined that the effect of the error is immaterial to the prior periods, and as such, has corrected it in the fourth quarter of 2010, decreasing the fourth quarter’s Net Sales, Net Income, and Net Income Per Diluted Share by $3.7 million, $2.2 million and $0.02, respectively. As a result of this correction, the balances are properly stated as of and for the year ended December 31, 2010.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Information relating to directors and officers of ARRIS, the Audit Committee of the board of directors and stockholder nominations for directors is set forth under the captions entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Committees of the Board of Directors and Meeting Attendance” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2011 (the “Proxy Statement”) and is incorporated herein by reference. Certain information concerning the executive officers of the Company is set forth in Part I of this document under the caption entitled “Executive Officers of the Company”.

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
	(In thousands)

YEAR ENDED DECEMBER 31, 2010
Reserves and allowance deducted from
asset accounts:
Allowance for doubtful accounts	$2,168	$(173)	$346	$1,649
Income tax valuation allowance(3)	$16,979	$310	$363	$16 926
YEAR ENDED DECEMBER 31, 2009
Reserves and allowance deducted from
asset accounts:
Allowance for doubtful accounts	$3,988	$(1,836)	$(16)	$2,168
Income tax valuation allowance(3)	$15,718	$7,178	$5,917	$16,979
YEAR ENDED DECEMBER 31, 2008
Reserves and allowance deducted from
asset accounts:
Allowance for doubtful accounts	$2,826	$1,151	$(11)	$3,988
Income tax valuation allowance(3)	$23,494	$—	$7,776	$15,718

(1)	The charge to expense for the allowance for doubtful accounts primarily represents an adjustment for a change in estimate related to uncollectible accounts.

(2)	Represents: a) Uncollectible accounts written off, net of recoveries and write-offs, b) Net change in the sales return and allowance account, and c) Release and correction of valuation allowances.

(3)	The income tax valuation allowance is included in current and noncurrent deferred income tax assets.

(a)	(3) Exhibit List

Each management contract or compensation plan required to be filed as an exhibit is identified by an asterisk (*).

The filings referenced for
incorporation by reference are
ARRIS (formerly known as
Exhibit			Broadband Parent, Inc.) filings
Number		Description of Exhibit	unless otherwise noted

3.1		Amended and Restated Certificate of Incorporation	Registration Statement #333-61524, Exhibit 3.1
3.2		Certificate of Amendment to Amended and Restated Certificate of Incorporation	August 3, 2001 Form 8-A, Exhibit 3.2
3.3		By-laws	April 15, 2009 Form 8-K, Exhibit 3.1
4.1		Form of Certificate for Common Stock	Registration Statement #333-61524, Exhibit 4.1
4.2		Rights Agreement dated October 3, 2002	October 3, 2002 Form 8-K, Exhibit 4.1
4.3		Indenture dated November 13, 2006	November 16, 2006 Form 8-K, Exhibit 4.5
10	.1(a)*	Amended and Restated Employment Agreement with Robert J. Stanzione, dated August 6, 2001	September 30, 2001 Form 10-Q, Exhibit 10.10(c)
10	.1(b)*	Supplemental Executive Retirement Plan for Robert J. Stanzione, effective August 6, 2001	September 30, 2001 Form 10-Q, Exhibit 10.10(d)
10	.1(c)*	Amendment to Employment Agreement with Robert J. Stanzione, dated December 8, 2006	December 12, 2006 Form 8-K, Exhibit 10.7
10	.1(d)*	Second Amendment to Amended and Restated Employment Agreement with Robert J. Stanzione, dated November 26, 2008	November 28, 2008 Form 8-K, Exhibit 10.8
10	.1(e)*	First Amendment to the Robert Stanzione Supplemental Executive Retirement Plan, dated November 26, 2008	November 28, 2008 Form 8-K, Exhibit 10.9
10	.2(a)*	Amended and Restated Employment Agreement with Lawrence A. Margolis, dated April 29, 1999	June 30, 1999 Form 10-Q, Exhibit 10.33, filed by ANTEC Corp
10	.2(b)*	Amendment to Employment Agreement with Lawrence Margolis, dated December 8, 2006	December 12, 2006 Form 8-K, Exhibit 10.6
10	.2(c)*	Second Amendment to Amended and Restated Employment Agreement with Lawrence Margolis, dated November 26, 2008	November 28, 2008 Form 8-K, Exhibit 10.7
10	.3(a)*	Employment Agreement with David B. Potts dated December 8, 2006	December 12, 2006 Form 8-K, Exhibit 10.4
10	.3(b)*	First Amendment to Employment Agreement with David B. Potts, dated November 26, 2008	November 28, 2008 Form 8-K, Exhibit 10.6

The filings referenced for
incorporation by reference are
ARRIS (formerly known as
Exhibit			Broadband Parent, Inc.) filings
Number		Description of Exhibit	unless otherwise noted

10	.4(a)*	Employment Agreement with Ronald M. Coppock, dated December 8, 2006	December 12, 2006 Form 8-K, Exhibit 10.1
10	.4(b)*	First Amendment to Employment Agreement with Ronald M. Coppock, dated November 26, 2008	November 28, 2008 Form 8-K, Exhibit 10.3
10	.5(a)*	Employment Agreement with James D. Lakin, dated December 8, 2006	December 12, 2006 Form 8-K, Exhibit 10.2
10	.5(b)*	First Amendment to Employment Agreement with James D. Lakin, dated November 26, 2008	November 28, 2008 Form 8-K, Exhibit 10.5
10	.6(a)*	Employment Agreement with Bryant K. Isaacs, dated December 8, 2006	December 12, 2006 Form 8-K, Exhibit 10.3
10	.6(b)*	First Amendment to Employment Agreement with Bryant K. Isaacs, dated November 26, 2008	November 28, 2008 Form 8-K, Exhibit 10.4
10	.7*	Employment Agreement with Bruce McClelland, dated November 26, 2008	November 28, 2008 Form 8-K, Exhibit 10.2
10	.8*	Employment Agreement with John Caezza, dated November 26, 2008	November 28, 2008 Form 8-K, Exhibit 10.1
10	.9*	Management Incentive Plan	July 2, 2001 Appendix IV of Proxy Statement filed as part of Registration Statement #333-61524, filed by Broadband Parent Corporation
10	.10*	2001 Stock Incentive Plan	July 2, 2001 Appendix III of Proxy Statement filed as part of Registration Statement #333-61524, files by Broadband Parent Corporation
10	.11*	2004 Stock Incentive Plan	Appendix B of Proxy Statement filed on April 20, 2004
10	.12*	2007 Stock Incentive Plan	June 30, 2007, Form 10-Q Exhibit 10.15
10	.13*	2008 Stock Incentive Plan	June 30, 2008, Form 10-Q Exhibit 10.15
10	.14*	Form of Stock Options Grant under 2001 and 2004 Stock Incentive Plans	March 31, 2005 Form 10-Q, Exhibit 10.20
10	.15*	Form of Restricted Stock Grant under 2001 and 2004 Stock Incentive Plans	March 31, 2005 Form 10-Q, Exhibit 10.21
10	.16*	Form of Incentive Stock Option Agreement	September 30, 2007, Form 10-Q Exhibit 10.1

The filings referenced for
incorporation by reference are
ARRIS (formerly known as
Exhibit			Broadband Parent, Inc.) filings
Number		Description of Exhibit	unless otherwise noted

10	.17*	Form of Nonqualified Stock Option Agreement	September 30, 2007, Form 10-Q Exhibit 10.2
10	.18*	Form of Restricted Stock Award Agreement	September 30, 2007, Form 10-Q Exhibit 10.3
10	.19*	Form of Nonqualified Stock Options Agreement	April 11,2008, Form 8-K Exhibit 10.1
10	.20*	Form of Restricted Stock Grant	April 11,2008, Form 8-K Exhibit 10.2
10	.21*	Form of Restricted Stock Unit Grant	April 11,2008, Form 8-K Exhibit 10.3
10	.22*	Form of Restricted Stock Agreement	March 31, 2009, Form 10-Q, Exhibit 10.24
10	.23*	Form of Restricted Stock Unit	March 31, 2009, Form 10-Q, Exhibit 10.24
21		Subsidiaries of the Registrant	Filed herewith.
23		Consent of Independent Registered Public Accounting Firm	Filed herewith.
24		Powers of Attorney	Filed herewith.
31.1		Section 302 Certification of the Chief Executive Officer	Filed herewith.
31.2		Section 302 Certification of the Chief Financial Officer	Filed herewith.
32.1		Section 906 Certification of the Chief Executive Officer	Filed herewith.
32.2		Section 906 Certification of the Chief Financial Officer	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARRIS GROUP, INC.

/s/  DAVID B. POTTS
David B. Potts
Executive Vice President,
Chief Financial Officer and
Chief Accounting Officer

Dated: February 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ R J STANZIONE Robert J. Stanzione		Chief Executive Officer and Chairman of the Board of Directors	February 25, 2011

/s/ DAVID B. POTTS David B. Potts		Executive Vice President, Chief Financial Officer and Chief Accounting Officer	February 25, 2011

/s/ ALEX B. BEST* Alex B. Best		Director	February 25, 2011

/s/ HARRY L. BOSCO* Harry L. Bosco		Director	February 25, 2011

/s/ JOHN A. CRAIG* John A. Craig		Director	February 25, 2011

/s/ MATTHEW B. KEARNEY* Matthew B. Kearney		Director	February 25, 2011

/s/ WILLIAM H. LAMBERT* William H. Lambert		Director	February 25, 2011

/s/ JOHN R. PETTY* John R. Petty		Director	February 25, 2011

/s/ DAVID A. WOODLE* David A. Woodle		Director	February 25, 2011

/s/ JAMES A. CHIDDIX* James A. Chiddix		Director	February 25, 2011

*By:	/s/ LAWRENCE A. MARGOLIS Lawrence A. Margolis (as attorney in fact for each person indicated)