Form 10-Q
period 2011-03-31
ARRIS GROUP INC
filed 2011-05-06
CIK 1141107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
For the quarter ended March 31, 2011
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
As of April 30, 2011, 123,768,762 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

ARRIS GROUP, INC.
FORM 10-Q
For the Three Months Ended March 31, 2011
INDEX

Page
Part I. Condensed Financial Information

Item 1. Condensed Consolidated Financial Statements (unaudited)

a) Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010	2

b) Consolidated Statements of Operations for the Three Months Ended March 31, 2011 and 2010	3

c) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010	4

d) Notes to the Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 4. Controls and Procedures	26

Part II. Other Information

Item 1. Legal Proceedings	27

Item 1A. Risk Factors	29

Item 6. Exhibits	35

Signatures	36
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. CONDENSED FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ARRIS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data) (unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$358,747	$353,121
Short-term investments, at fair value	260,862	266,981

Total cash, cash equivalents and short-term investments	619,609	620,102
Restricted cash	4,176	4,937
Accounts receivable (net of allowances for doubtful accounts of $1,765 in 2011 and $1,649 in 2010)	149,976	125,933
Other receivables	5,275	6,528
Inventories (net of reserves of $15,866 in 2011 and $16,316 in 2010)	105,787	101,763
Prepaids	12,115	9,237
Current deferred income tax assets	20,450	19,819
Other current assets	33,535	33,054

Total current assets	950,923	921,373
Property, plant and equipment (net of accumulated depreciation of $114,703 in 2011 and $109,267 in 2010)	56,617	56,306
Goodwill	233,471	234,964
Intangible assets (net of accumulated amortization of $235,623 in 2011 and $226,679 in 2010)	159,672	168,616
Investments	32,787	31,015
Noncurrent deferred income tax assets	10,183	6,293
Other assets	5,798	5,520

	$1,449,451	$1,424,087

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,796	$50,736
Accrued compensation, benefits and related taxes	26,278	28,778
Accrued warranty	2,931	2,945
Deferred revenue	43,019	31,625
Other accrued liabilities	17,594	18,847

Total current liabilities	125,618	132,931
Long-term debt, net of current portion	205,447	202,615
Accrued pension	17,472	17,213
Noncurrent income tax liability	21,844	17,702
Noncurrent deferred income tax liabilities	25,827	29,151
Other noncurrent liabilities	18,271	15,406

Total liabilities	414,479	415,018

Stockholders’ equity:
Preferred stock, par value $1.00 per share, 5.0 million shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share, 320.0 million shares authorized; 123.7 million and 120.8 million shares issued and outstanding in 2011 and 2010, respectively	1,438	1,409
Capital in excess of par value	1,219,615	1,206,157
Treasury stock at cost, 19.8 million shares in 2011 and 2010	(145,286)	(145,286)
Accumulated deficit	(36,042)	(47,606)
Unrealized gain on marketable securities (net of accumulated tax effect of $224 in 2011 and 2010)	1,244	392
Unfunded pension liability (net of accumulated tax effect of $662 in 2011 and 2010)	(5,813)	(5,813)
Cumulative translation adjustments	(184)	(184)

Total stockholders’ equity	1,034,972	1,009,069

	$1,449,451	$1,424,087

See accompanying notes to the condensed consolidated financial statements.

ARRIS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data and percentages) (unaudited)

	Three Months Ended
	March 31,
	2011	2010
Net sales:
Products	$234,946	$240,141
Services	32,490	26,556

Total net sales	267,436	266,697
Cost of sales:
Products	152,755	139,820
Services	17,735	14,366

Total cost of sales	170,490	154,186

Gross margin	96,946	112,511

Operating expenses:
Selling, general, and administrative expenses	36,838	35,118
Research and development expenses	36,040	34,365
Restructuring charges	—	52
Amortization of intangible assets	8,944	9,021

Total operating expenses	81,822	78,556

Operating income	15,124	33,955
Other expense (income):
Interest expense	4,225	4,430
Gain on investments	(423)	(146)
Loss (gain) on foreign currency	888	(268)
Interest income	(778)	(374)
Other expense (income), net	(113)	(42)

Income from continuing operations before income taxes	11,325	30,355
Income tax expense (benefit)	(239)	11,364

Net income	$11,564	$18,991

Net income per common share:
Basic	$0.09	$0.15

Diluted	$0.09	$0.15

Weighted average common shares:
Basic	122,297	125,967

Diluted	125,732	129,975

See accompanying notes to the condensed consolidated financial statements.

ARRIS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Three Months Ended
	March 31,
	2011	2010
Operating activities:
Net income	$11,564	$18,991
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	5,855	5,359
Amortization of intangible assets	8,944	9,021
Stock compensation expense	5,284	4,521
Deferred income tax provision (benefit)	(7,844)	(4,495)
Amortization of deferred finance fees	163	180
Provision for doubtful accounts	—	295
Gain on investments	(423)	(146)
Loss on disposal of fixed assets	34	11
Excess income tax benefits from stock-based compensation plans	(3,700)	(2,486)
Non-cash interest expense	2,832	2,883
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(24,043)	4,206
Other receivables	534	2,420
Inventories	(4,024)	15,944
Income taxes payable and recoverable	2,270	9,167
Accounts payable and accrued liabilities	(7,048)	(24,935)
Prepaids and other, net	6,031	7,274

Net cash provided by (used in) operating activities	(3,571)	48,210

Investing activities:
Purchases of property, plant and equipment	(6,251)	(4,654)
Cash proceeds from sale of property, plant and equipment	42	240
Purchases of investments	(99,361)	(42,436)
Sales of investments	105,949	2,100

Net cash provided by (used in) investing activities	379	(44,750)

Financing activities:
Payment of debt obligations	—	(37)
Repurchase of common stock	—	(3,059)
Excess income tax benefits from stock-based compensation plans	3,700	2,486
Repurchase of shares to satisfy employee tax withholdings	(8,245)	(5,993)
Proceeds from issuance of common stock	13,363	2,622

Net cash provided by (used in) financing activities	8,818	(3,981)

Net increase (decrease) in cash and cash equivalents	5,626	(521)
Cash and cash equivalents at beginning of period	353,121	500,565

Cash and cash equivalents at end of period	$358,747	$500,044

See accompanying notes to the condensed consolidated financial statements.

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
The condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements for the periods shown. Interim results of operations are not necessarily indicative of results to be expected from a twelve-month period. These financial statements should be read in conjunction with the Company’s most recently audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the United States Securities and Exchange Commission (“SEC”).
Note 2. Impact of Recently Adopted Accounting Standards
In January 2010, the FASB issued new guidance on the disclosures of fair value measurements. The new guidance amends the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The guidance was effective for annual and interim reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual and interim periods beginning after December 15, 2010. The Company adopted the amendments for Levels 1 and 2 on January 1, 2010 and the adoption did not have a material impact on the disclosures in the Company’s consolidated financial statements. The Company adopted the amendment for Level 3 on January 1, 2011, and the adoption did not have a material impact on the disclosures in the Company’s consolidated financial statements.
Note 3. Investments
ARRIS’ investments as of March 31, 2011 and December 31, 2010 consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2011	2010
Current Assets:
Available-for-sale securities	$260,862	$266,981

Noncurrent Assets:
Available-for-sale securities	28,787	27,015
Cost method investments	4,000	4,000

	32,787	31,015

Total	$293,649	$297,996

ARRIS’ investments in debt and marketable equity securities are categorized as available-for-sale. The Company currently does not hold any held-to-maturity securities. Realized gains and losses on trading securities and available-for-sale securities are included in net income. Unrealized gains and losses on available-for-sale securities are included in our consolidated balance sheet as a component of accumulated other comprehensive income (loss). Realized and unrealized gains and losses in total and by individual investment as of March 31, 2011 and December 31, 2010 were not material. The amortized cost basis of the Company’s investments approximates fair value.
As of March 31, 2011 and December 31, 2010, ARRIS’ cost method investment is an investment in a private company, which is recorded at cost of $4.0 million. Each quarter ARRIS evaluates its investment for any other-than-temporary impairment, by reviewing the current revenues, bookings and long-term plan of the private company. In the third quarter of 2010, the private company raised additional financing at the same price and terms that ARRIS had invested. As of March 31, 2011, ARRIS believes there has been no other-than-temporary impairment but will continue to evaluate the investment for impairment. Due to the fact the investment is in a private company, ARRIS is exempt from estimating the fair value. However, ARRIS is required to estimate the fair value if there has been an identifiable event or change in circumstance that may have a significant adverse effect on the fair value of the investment.
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
The following table presents the Company’s investment assets and foreign currency contract positions measured at fair value on a recurring basis as of March 31, 2011 (in thousands):

	Level 1	Level 2	Level 3	Total

Current investments	$75,366	$185,496	$—	$260,862
Noncurrent investments	6,784	22,003	—	28,787
Foreign currency contracts — asset position	—	—	—	—
Foreign currency contracts — liability position	1,802	—	—	1,802
All of the Company’s short-term investments and long-term investments instruments are classified within Level 1 or Level 2 of the fair value hierarchy as they are valued using quoted market prices, market prices for similar securities, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include the Company’s investment in money market funds, mutual funds, U.S. government bonds and investments in public companies. Such instruments are generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on other observable inputs include the Company’s cash surrender value of company owned life insurance, corporate obligations and bonds, commercial paper and certificates of deposit. Such instruments are classified within Level 2 of the fair value hierarchy. See Note 3 and Note 5 for further information on the Company’s investments and derivative instruments.

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
Note 5. Derivative Instruments and Hedging Activities
ARRIS has certain international customers who are billed in their local currency. Changes in the monetary exchange rates may adversely affect the Company’s results of operations and financial condition. When appropriate, ARRIS enters into various derivative transactions to enhance its ability to manage the volatility relating to these typical business exposures. The Company does not hold or issue derivative instruments for trading or other speculative purposes. The Company’s derivative instruments are recorded in the Consolidated Balance Sheets at their fair values. The Company’s derivative instruments are not designated as hedges, and accordingly, all changes in the fair value of the instruments are recognized as a loss (gain) on foreign currency in the Consolidated Statements of Operations. The maximum time frame for ARRIS’ derivatives is currently less than twelve months. Derivative instruments which are subject to master netting arrangements are not offset in the Consolidated Balance Sheets.
The fair values of ARRIS’ derivative instruments recorded in the Consolidated Balance Sheet as of March 31, 2011 and December 31, 2010 were as follows (in thousands):

	As of March 31, 2011		As of December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts — asset derivatives	Other current assets	$—	Other current assets	$607

Foreign exchange contracts — liability derivatives	Other accrued liabilities	$1,802	Other accrued liabilities	$828
The change in the fair values of ARRIS’ derivative instruments recorded in the Consolidated Statements of Operations during the three months ended March 31, 2011 and 2010 were as follows (in thousands):

		Three Months Ended March 31,
	Statement of Operations Location	2011	2010
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Loss (gain) on foreign currency	$2,133	$(609)
Note 6. Pension Benefits
Components of Net Periodic Pension Cost (in thousands):

	Three Months Ended March 31,
	2011	2010
Service cost	$78	$68
Interest cost	536	529
Expected return on plan assets	(406)	(380)
Amortization of prior service cost	—	65
Amortization of net loss	72	70

Net periodic pension cost	$280	$352

Employer Contributions
No minimum funding contributions are required in 2011 under the Company’s defined benefit plan. However, the Company made voluntary contributions to the plan of approximately $21 thousand for the three months ended March 31, 2011. Additionally, the Company has established two rabbi trusts to fund the Company’s pension obligations under the non-qualified plan of the Chief Executive Officer and certain executive officers. The balance of these rabbi trust assets as of March 31, 2011 was approximately $13.5 million and is included in Investments on the Consolidated Balance Sheets.
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
Information regarding the changes in ARRIS’ aggregate product warranty liabilities for the three months ended March 31, 2011 was as follows (in thousands):

Balance at December 31, 2010	$5,340
Accruals related to warranties (including changes in estimates)	530
Settlements made (in cash or in kind)	(536)

Balance at March 31, 2011	$5,334

Note 8. Restructuring Charges
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

(in thousands)
Balance as of December 31, 2010	$1,517

Payments	(93)

Balance as of March 31, 2011	$1,424

Note 9. Inventories
Inventories are stated at the lower of average cost, approximating first-in, first-out, or market. The components of inventory were as follows, net of reserves (in thousands):

	March 31,	December 31,
	2011	2010
Raw material	$17,894	$19,053
Work in process	3,758	4,176
Finished goods	84,135	78,534

Total inventories, net	$105,787	$101,763

Note 10. Property, Plant and Equipment
Property, plant and equipment, at cost, consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Land	$2,612	$2,612
Building and leasehold improvements	24,501	23,580
Machinery and equipment	144,207	139,381

	171,320	165,573
Less: Accumulated depreciation	(114,703)	(109,267)

Total property, plant and equipment, net	$56,617	$56,306

Note 11. Convertible Senior Notes
In 2006, the Company issued $276.0 million of 2% convertible senior notes due 2026. The notes are convertible, at the option of the holder, based on an initial conversion rate, subject to adjustment, of 62.1504 shares per $1,000 principal amount (which represents an initial conversion price of approximately $16.09 per share of our common stock), into cash up to the principal amount and, if applicable, shares of the Company’s common stock, cash or a combination thereof. The notes may be converted during any calendar quarter in which the closing price of ARRIS’ common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect at that time (which, based on the current conversion price, would be $19.31) and upon the occurrence of certain other events. Upon conversion, the holder will receive the principal amount in cash and an additional payment, in either cash or stock at the option of the Company. The additional payment will be based on a formula which calculates the difference between the initial conversion rate ($16.09) and the market price at the date of the conversion. As of May 5, 2011, the notes could not be converted by the holders thereof. Interest is payable on May 15 and November 15 of each year. The Company may redeem the notes at any time on or after November 15, 2013, subject to certain conditions. In addition, the holders may require the Company to purchase all or a portion of their convertible notes on or after November 13, 2013. There are no significant financial covenants related to the notes.
During 2010, ARRIS acquired $24.0 million principal amount of the notes, which had a book value, net of debt discount, of $20.0 million for approximately $23.3 million. The Company allocated $0.1 million to the reacquisition of the equity component of the notes. The Company also wrote off approximately $0.2 million of deferred finance fees associated with the portion of the notes acquired. As a result, the Company realized a gain of approximately $0.4 million on the retirement of the notes in 2010.

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

	March 31,	December 31,
	2011	2010
Carrying amount of the equity component	$48,527	$48,527

Principal amount of the liability component	$237,050	$237,050
Unamortized discount	(31,603)	(34,435)

Net carrying amount of the liability component	$205,447	$202,615

The following table presents the contractual interest coupon and the amortization of the discount on the equity component related to the notes during the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Contractual interest recognized	$1,185	$1,305
Amortization of discount	2,832	2,883
The effective annual interest rate on the debt component is 7.93%.
The Company paid approximately $7.8 million of finance fees related to the issuance of the notes. Of the $7.8 million, approximately $5.3 million was attributed to the debt component and $2.5 million was attributed to the equity component of the convertible debt instrument. The portion related to the debt component is being amortized over seven years. The remaining balance of unamortized financing costs from these notes as of March 31, 2011 and December 31, 2010 was $1.7 million and $1.9 million, respectively.
The Company has not paid cash dividends on its common stock since its inception.
Note 12. Comprehensive Income
Total comprehensive income represents the net change in stockholders’ equity during a period from sources other than transactions with stockholders. For ARRIS, the components of comprehensive income include the unrealized gain (loss) on marketable securities. The components of comprehensive income for the three months ended March 31, 2011 and 2010 are as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net income	$11,564	$18,991
Changes in the following equity accounts:
Unrealized gain (loss) on marketable securities	852	(26)

Comprehensive income	$12,416	$18,965

Note 13. Segment Information
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
The Broadband Communications Systems (“BCS”) segment’s product solutions include Headend and Subscriber Premises equipment that enable cable operators to provide Voice over IP, Video over IP and high-speed data services to residential and business subscribers.
The Access, Transport & Supplies (“ATS”) segment’s product lines cover all components of a hybrid fiber coax network, including managed and scalable headend and hub equipment, optical nodes, radio frequency products, transport products and supplies.
The Media & Communications Systems (“MCS”) segment provides content and operations management systems, including products for Video on Demand, Ad Insertion, Digital Advertising, Service Assurance, Service Fulfillment and Mobile Workforce Management.
The table below represents information about the Company’s reporting segments for the three months ended March 31, 2011 and 2010 (in thousands):

	BCS	ATS	MCS	Total
Three Months Ended March 31, 2011:
Net sales	$206,630	$45,622	$15,184	$267,436
Gross margin	77,057	10,985	8,904	96,946
Amortization of intangible assets	397	5,259	3,288	8,944

Three Months Ended March 31, 2010:
Net sales	$208,653	$42,243	$15,801	$266,697
Gross margin	94,674	9,702	8,135	112,511
Amortization of intangible assets	397	5,259	3,366	9,022
The Company’s gross intangible assets and goodwill by reportable segment as of March 31, 2011 has not materially changed from December 31, 2010.
Note 14. Sales Information
The Company’s two largest customers (including their affiliates, as applicable) are Comcast and Time Warner Cable. Over the past year, certain customers’ beneficial ownership may have changed as a result of mergers and acquisitions. Therefore the revenue for ARRIS’ customers for prior periods has been adjusted to include the affiliates under common control. A summary of sales to these customers for the three months ended March 31, 2011 and 2010 are set forth below (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Comcast and affiliates	$72,933	$45,607
% of sales	27.3%	17.1%

Time Warner Cable and affiliates	$42,735	$41,065
% of sales	16.0%	15.4%

ARRIS sells its products primarily in the United States. The Company’s international revenue is generated from Asia Pacific, Europe, Latin America and Canada. The Asia Pacific market primarily includes China, Hong Kong, Japan, Korea, Singapore, and Taiwan. The European market primarily includes Austria, Belgium, France, Germany, the Netherlands, Norway, Poland, Portugal, Spain, Sweden, Switzerland, Great Britain, Ireland, Turkey, Russia, Romania, Hungry and Israel. The Latin American market primarily includes Argentina, Brazil, Chile, Columbia, Mexico, Peru, Puerto Rico, Ecuador, Honduras, Costa Rica, Panama, Jamaica, and Bahamas. For the three months ended March 31, 2011 and 2010, sales to international customers were approximately 29.0% and 40.8%, respectively, of total sales. International sales by region for the three months ended March 31, 2011 and 2010 were as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Asia Pacific	$14,913	$11,875
Europe	23,037	31,385
Latin America	29,853	50,785
Canada	9,769	14,747

Total	$77,572	$108,792

Note 15. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the periods indicated (in thousands except per share data):

	Three Months Ended
	March 31,
	2011	2010
Basic:
Net income	$11,564	$18,991

Weighted average shares outstanding	122,297	125,967

Basic earnings per share	$0.09	$0.15

Diluted:
Net income	$11,564	$18,991

Weighted average shares outstanding	122,297	125,967
Net effect of dilutive equity awards	3,435	4,008

Total	125,732	129,975

Diluted earnings per share	$0.09	$0.15

The Company has $237.1 million of convertible senior notes outstanding at March 31, 2011. Upon conversion, ARRIS will satisfy at least the principal amount in cash, rather than common stock. This reduced the potential earnings dilution to only include the conversion premium, which is the difference between the conversion price per share of common stock and the average share price. The average share price during the three months ended March 31, 2011 and 2010 was less than the conversion price of $16.09 and, consequently, did not result in dilution.
Excluded from the dilutive securities described above are employee stock options to acquire approximately 2.0 million shares and 2.8 million shares for the three months ended March 31, 2011 and 2010, respectively. These exclusions are made if the exercise price of these options is greater than the average market price of the common stock for the period, or if the Company has net losses, both of which have an anti-dilutive effect.

Note 16. Income Taxes
During the three months ended March 31, 2011 and 2010, the Company recorded income tax expense (benefit) of $(0.2) million and $11.4 million, respectively. Below is a summary of the components of the tax expense (benefit) in each period (in millions, except for percentages):

	Three Months Ended March 31,
	2011			2010
		Income			Income
	Income	Tax		Income	Tax
	Before	Expense	Effective	Before	Expense	Effective
	Tax	(Benefit)	Tax Rate	Tax	(Benefit)	Tax Rate
Non-discrete items	$11,325	$3,344	29.5%	$30,355	$10,142	33.4%
Discrete tax events — Valuation allowances, uncertain tax positions	—	(3,583)		—	1,222

Total	$11,325	$(239)	(2.1)%	$30,355	$11,364	37.4%

•	During the first quarter of 2011, the Company identified $4.0 million of discrete tax benefits relating to the release of valuation allowances against state deferred tax assets, which was partially offset by $0.4 million of additional liabilities related to tax positions which may not be fully sustained upon examination.

•	During the first quarter of 2010, the Company identified $1.2 million of discrete tax adjustments relating to state deferred tax assets.
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
During the first three month of 2011, ARRIS did not repurchase any shares under the plan. However, in April 2011, ARRIS repurchased 1.7 million shares of the Company’s common stock at an average price of $12.34 per share, for an aggregate consideration of approximately $21.4 million.
As of May 5, 2011, the remaining authorized amount for future repurchases was $9.3 million.
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
We are a global communications technology company, headquartered in Suwanee, Georgia. We operate in three business segments, Broadband Communications Systems (“BCS”), Access, Transport & Supplies (“ATS”), and Media & Communications Systems (“MCS”). A detailed description of each segment is contained in “Our Principal Products” in our Form 10-K for the year ended December 31, 2010. We specialize in integrated broadband network solutions that include products, systems and software for content and operations management (including video on demand, or VOD), and professional services. We are a leading developer, manufacturer and supplier of telephony, data, video, construction, rebuild and maintenance equipment for the broadband communications industry. In addition, we are a leading supplier of infrastructure products used by cable system operators to build-out and maintain hybrid fiber-coaxial (“HFC”) networks. We provide our customers with products and services that enable reliable, high speed, two-way broadband transmission of video, telephony, and data.
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
Below are some key highlights relative to the three months ended March 31, 2011:
Financial Highlights
•	Sales in the first quarter of 2011 were $267.4 million as compared to $266.7 million in the same period in 2010. While the sales are relatively flat year over year, we have experienced a change in mix which has impacted our gross margin.

•	Gross margin percentage was 36.3% in the first quarter of 2011, which compares to 42.2% in the first quarter of 2010. The decline reflects a change in mix with higher sales of our EMTAs (which have lower than average margins) and lower sales of CMTSs (which have higher than average margins). It also reflects lower market pricing. We anticipate that our BCS margins will improve later in the year with increased sales of our CMTS line card capacity upgrade, which have higher margins.

•	Total operating expenses (excluding amortization of intangible assets) in the first quarter of 2011 were $72.9 million, up $3.4 million year over year. Research and development expenses increased $1.7 million as a result of higher compensation costs. Selling, general, and administrative expenses increased $1.7 million as a result of higher variable compensation costs and higher legal fees. We anticipate operating expense will increase in the second quarter of 2011 by $2 million to $3 million as a result of higher start up costs related to new product introductions and annual merit increases. The higher start up costs should dissipate in the second half of 2011.

•	We ended the first quarter of 2011 with $619.6 million of cash, cash equivalents and short-term investments. We used approximately $3.6 million of cash for operating activities in the first quarter of 2011, predominately as the result of an increase in accounts receivable and a decrease in accounts payable.

•	In the first quarter of 2011, we recorded a net decrease to our deferred tax valuation allowances of approximately $3.6 million which reduced our income tax expense. As a result of legal entity restructuring and simplifications effective on January 1, 2011, we concluded that we will be able to utilize certain state NOLs in the future.
Product Line Highlights
•	Broadband Communications Systems
o	CMTS
▪	Continued strong demand for increased network capacity, shipping a record number of downstream ports, up 36% from the previous high in 4Q10 to almost 63 thousand ports in the first quarter of 2011

▪	Ongoing pricing adjustments to remain competitive and in anticipation of the introduction of new higher density downstream line cards starting in the second quarter of 2011

▪	Excellent progress with initial field trials of new software release that enables operators to double the capacity of existing ARRIS C4 CMTS equipment

▪	Good progress on development of next generation Converged Edge Router CMTS product that will enable smooth transition of legacy video networks to IP
o	Video Processing
▪	Announcement of a new video processing platform supporting MPEG4 encoding, transcoding, and adaptive streaming for IP-based video distribution
o	Whole House Solution
▪	Extensive field trials underway with lead customers of our new Multimedia Gateway solution. We anticipate first product revenue in the second quarter of 2011.
o	CPE
▪	Approximately 1.4 million CPE units were shipped in the first quarter of 2011. Shipments of DOCSIS 3.0 CPE decreased to 29% of the total unit shipments as compared to 38% in the fourth quarter of last year. DOCSIS2.0 CPE continues to be a large portion of the MSO purchase volumes primarily due to lower costs vs. the latest DOCSIS3.0 technology.

▪	Maintained number one EMTA market share for 25 consecutive quarters (source: Infonetics)

▪	The first quarter 2011 was our strongest quarter to date for the sales of multiline business services terminals.

▪	Good progress on the development of our IP Multimedia gateway including the shipment of first lab trial units.
•	Access, Transport & Supplies
o	Increasing demand in the ATS business unit led by increases in Professional Services

o	Professional Services growth related to activities in Cell Tower Backhaul, Metro-E and Telco Solutions

o	MSO’s increasing investments in node segmentation as a cost effective vehicle to provide more capacity per subscriber
▪	Multi-wavelength optics continue to gain traction in support of these MSO investments

▪	Investments by ARRIS to take advantage of technology improvements and component cost reductions continue to position us well with the MSO’s
o	A Resellers agreement was signed with Ruckus Wireless, a premier provider of WiFi solutions to Telco’s, Institutions and MSOs.
•	Media & Communications Systems
o	Strong bookings for Assurance in the quarter reflecting continued focus by our MSO customers on operating expense reduction and end-user satisfaction

o	Modest wins for our On Demand product as we continue to displace competitors in the Ad Insertion segment

o	Announcement of a new high density server platform, XMS-Flex, applicable to managed Content Distribution Networks (CDNs)
Non-GAAP Measures
As part of our ongoing review of financial information related to our business, we regularly use Non-GAAP measures, in particular Non-GAAP earnings per share, as we believe they provide a meaningful insight into our business and trends. We also believe that these Non-GAAP measures provide readers of our financial statements with useful information and insight with respect to the results of our business. However, the presentation of Non-GAAP information is not intended to be considered in isolation or as a substitute for results prepared in accordance with GAAP. Below are tables for the three months ended March 31, 2011 and 2010 which detail and reconcile GAAP and Non-GAAP earnings per share:

	For the Three Months Ended March 31, 2011
				Other	Tax
	Gross	Operating	Operating	(Income)	Expense	Net Income
(in thousands, except per share data)	Margin	Expense	Income	Expense	(Benefit)	(Loss)
GAAP	96,946	81,822	15,124	3,799	(239)	11,564
Stock compensation expense	437	(4,847)	5,284	—		5,284
Amortization of intangible assets	—	(8,944)	8,944	—		8,944
Non-cash interest expense	—	—	—	(2,832)		2,832
Tax related to items above	—	—	—	—	5,024	(5,024)
Adjustments of income tax valuation allowances, R&D credits, and other discrete tax items	—	—	—	—	3,583	(3,583)

Non-GAAP	97,383	68,031	29,352	967	8,368	20,017

GAAP net income per share — diluted						$0.09

Non-GAAP net income per share — diluted						$0.16

GAAP weighted average common shares — diluted						125,732

Non-GAAP weighted average common shares — diluted						125,732

	For the Three Months Ended March 31, 2010
				Other	Income
	Gross	Operating	Operating	(Income)	Tax	Net Income
(in thousands, except per share data)	Margin	Expense	Income	Expense	Expense	(Loss)
GAAP	112,511	78,556	33,955	3,600	11,364	18,991
Stock compensation expense	433	(4,088)	4,521	—		4,521
Acquisition costs, restructuring, and integration costs	—	(52)	52	—		52
Amortization of intangible assets	—	(9,021)	9,021	—		9,021
Non-cash interest expense	—	—	—	(2,883)		2,883
Tax related to items above	—	—	—	—	5,505	(5,505)
Adjustments of income tax valuation allowances, R&D credits, and other discrete tax items	—	—	—	—	(1,222)	1,222

Non-GAAP	112,944	65,395	47,549	717	15,647	31,185

GAAP net income per share — diluted						$0.15

Non-GAAP net income per share — diluted						$0.24

GAAP weighted average common shares — diluted						129,975

Non-GAAP weighted average common shares — diluted						129,975

In managing and reviewing our business performance, we exclude a number of items required by GAAP. Management believes that excluding these items is useful in understanding the trends and managing our operations. We provide these supplemental non-GAAP measures in order to assist the investment community to see ARRIS through the “eyes of management,” and therefore enhance understanding of ARRIS’ operating performance. These adjustments consist of:
•	Stock compensation expense — ARRIS records non-cash compensation expense related to grants of options and restricted stock. Depending upon the size, timing and the terms of the grants, this non-cash compensation expense may vary significantly.

•	Acquisition costs, restructuring, and integration costs — although these items or similar items might recur, they are of a nature and magnitude that identifying them separately provides investors with a greater ability to project ARRIS’ future performance.

•	Amortization of intangibles — non-cash amortization of the intangibles related to our acquisitions.

•	Non-cash interest expense — ARRIS records non-cash interest expense related to the convertible debt. Disclosing the non-cash component provides investors with the information regarding interest that will not be paid out in cash.

•	Adjustments of income taxes valuation allowances, R&D credits, and other discrete tax items — During the first quarter of 2011, a net tax benefit of approximately $3.6 million was recorded for state valuation allowances. During the first quarter of 2010, ARRIS recorded a discrete tax expense of $1.2 million related to state deferred tax assets.
Significant Customers
The Company’s two largest customers (including their affiliates, as applicable) are Comcast and Time Warner Cable. Over the past year, certain customers’ beneficial ownership may have changed as a result of mergers and acquisitions. Therefore the revenue for ARRIS’ customers for prior periods has been adjusted to include the affiliates under common control. A summary of sales to these customers for the three months ended March 31, 2011 and 2010 are set forth below (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Comcast and affiliates	$72,933	$45,607
% of sales	27.3%	17.1%

Time Warner Cable and affiliates	$42,735	$41,065
% of sales	16.0%	15.4%
Comparison of Operations for the Three Months Ended March 31, 2011 and 2010
Net Sales
The table below sets forth our net sales for the three months ended March 31, 2011 and 2010, for each of our segments (in thousands):

	Net Sales
	Three Months Ended		Increase (Decrease) –
	March 31,		2011 vs. 2010
	2011	2010	$	%
Business Segment:
Broadband Communications Systems	$206,630	$208,653	$(2,023)	(1.0)%
Access, Transport & Supplies	45,622	42,243	3,379	8.0%
Media & Communications Systems	15,184	15,801	(617)	(3.9)%

Total sales	$267,436	$266,697	$739	0.3%

The table below sets forth our domestic and international sales for the three months ended March 31, 2011 and 2010 (in thousands):

	Net Sales
	Three Months Ended		Increase (Decrease) –
	March 31,		2011 vs. 2010
	2011	2010	$	%
Domestic sales	$189,864	$157,905	$31,959	20.2%
International sales	77,572	108,792	(31,220)	(28.7)%

Total sales	$267,436	$266,697	$739	0.3%

Broadband Communication Systems Net Sales 2011 vs. 2010
During the three months ended March 31, 2011, sales in our BCS segment decreased by approximately 1.0% as compared to the same period in 2010. Although we continue to experience strong demand for our CMTS products, we have reduced some of our pricing on these products in order to remain competitive, resulting in lower revenue. The decline in CMTS was partially offset by higher CPE sales in the quarter.
Access, Transport & Supplies Net Sales 2011 vs. 2010
During the three months ended March 31, 2011, sales in our Access, Transport and Supplies segment increased by approximately 8.0% as compared to the same period in 2010. The increase for the quarter primarily reflects higher professional services sales.
Media & Communication Systems Net Sales 2011 vs. 2010
During the three months ended March 31, 2011, sales in our Media & Communications Systems segment decreased by approximately 3.9% as compared to the same period in 2010.
Gross Margin
The table below sets forth our gross margin for the three months ended March 31, 2011 and 2010, for each of our reporting segments (in thousands):

	Gross Margin $
	Three Months Ended		Increase (Decrease)
	March 31,		2011 vs. 2010
	2011	2010	$	%
Business Segment:
Broadband Communications Systems	$77,057	$94,674	$(17,617)	(18.6)%
Access, Transport & Supplies	10,985	9,702	1,283	13.2%
Media & Communications Systems	8,904	8,135	769	9.5%

Total	$96,946	$112,511	$(15,565)	(13.8)%

The table below sets forth our gross margin percentages for the three months ended March 31, 2011 and 2010, for each of our business segments:

	Gross Margin %
			Percentage Point
	Three Months Ended		Increase
	March 31,		(Decrease)
	2011	2010	2011 vs. 2010
Business Segment:
Broadband Communications Systems	37.3%	45.4%	(8.1)
Access, Transport & Supplies	24.1%	23.0%	1.1
Media & Communications Systems	58.6%	51.5%	7.1
Total	36.3%	42.2%	(5.9)

Broadband Communications Systems Gross Margin 2011 vs. 2010
Broadband Communications Systems segment gross margin percentage and dollars decreased during the three months ended March 31, 2011 as compared to the same period in 2010. The decrease reflects lower market pricing on our CMTS products, and also a product mix change as we had higher EMTA revenue and lower CMTS revenue (EMTA products have a lower gross margin than CMTS products).
Access, Transport & Supplies Gross Margin 2011 vs. 2010
The Access, Transport & Supplies segment gross margin dollars and percentage increased during the three months ended March 31, 2011 as compared to the same period in 2010. These increases were driven by higher sales and product mix.
Media & Communications Systems Gross Margin 2011 vs. 2010
Media & Communications Systems segment gross margin dollars and percentage increased during the three months ended March 31, 2011. The increase reflects higher Assurance product sales which have higher gross margins.
Operating Expenses
The table below provides detail regarding our operating expenses (in thousands):

	Operating Expenses
			Increase (Decrease)— 2011
	Three Months Ended March 31,		vs. 2010
	2011	2010	$	%
Selling, general, and administrative	$36,838	$35,118	$1,720	4.9%
Research and development	36,040	34,365	1,675	4.9%
Restructuring	—	52	(52)	(100.0)%
Amortization of intangible assets	8,944	9,021	(77)	(0.9)%

Total	$81,822	$78,556	$3,266	4.2%

Selling, General, and Administrative, or SG&A, Expenses
The year over year increase in SG&A expenses reflects higher variable compensations costs, merit increases, and higher legal costs.
Research & Development, or R&D, Expenses
The year over year increase in R&D expenses reflects increased headcount, as we continued to aggressively invest in R&D. The increase is also the result of merit increases implemented at the beginning of the second quarter of 2010.
Restructuring Charges
On a quarterly basis, we review our existing restructuring accruals and make adjustments if necessary. For the three months ended March 31 2010, an adjustment of $52 thousand was made to increase the restructuring accrual. No adjustments were made during the three months ended March 31, 2011.
Amortization of Intangibles
Intangibles amortization expense for the three months ended March 31, 2011 and 2010 was $8.9 million and $9.0 million, respectively. Our intangible expense is related to the acquisitions of, Digeo Inc. in October 2009, EG Technologies in September 2009, Auspice Corporation in August 2008 and C-COR Incorporated in December 2007.

Impairment of Goodwill
Goodwill relates to the excess of cost over the fair value of net assets resulting from an acquisition. Our goodwill is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset is more likely than not impaired. During the three months ended March 31, 2011 and 2010, no indicators of impairment existed and, therefore, no impairment charges were recorded.
Based on our most recent annual goodwill impairment assessment performed as of October 1, 2010, we determined that our BCS, ATS, and MCS reporting units were not at risk of failing step one of the goodwill impairment test. However, our MCS reporting unit valuation included assumptions and estimates of cash flows, including probability weighted cash flows conditional upon favorable outcome of litigation we are currently pursuing against another company (see Part II, Item 1, “Legal Proceedings”). Excluding the discrete contingent cash flows, our MCS reporting unit was at risk of failing step one of the goodwill impairment test, and is therefore at risk of a future impairment in the event of significant unfavorable changes in the forecasted cash flows or the key assumptions used in our analysis, including the weighted average cost of capital (discount rate) and growth rates utilized in the discounted cash flow analysis. Further, upon a favorable settlement and recovery or an unfavorable outcome with no settlement proceeds, no future value would exist related to such contingent cash flows, and as a result the MCS reporting unit may be at risk of failing step one of the impairment test. As of March 31, 2011, the litigation had yet to be resolved.
The following table sets forth the information regarding our MCS reporting unit as of October 1, 2010 (annual goodwill impairment testing date), including key assumptions (dollars in thousands):

			% Fair Value Exceeds Carrying Value as of		Goodwill as of
	Key Assumptions		October 1, 2010		October 1, 2010
		Terminal				Percent of
	Discount	Growth	Inclusive of contingent	Excluding contingent		Total
	Rate	Rate	cash flows	cash flows	Amount	Assets

MCS	16.0%	3.0%	27.1%	4.2%	$41,875	16.2%
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
As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment test will prove to be accurate predictions of the future. Although management believes the assumptions and estimates made are reasonable and appropriate, different assumptions and estimates could materially impact the reported financial results. The table below provides sensitivity analysis related to the impact of each of the key assumptions, on a standalone basis, on the resulting percentage change in fair value of our MCS reporting unit as of October 1, 2010:

Percentage Reduction in Fair Value (excluding contingent cash flows)
	Assuming Hypothetical	Assuming Hypothetical	Assuming Hypothetical
	10% Reduction in cash	1% increase in Discount	1% decrease in Terminal
	flows	Rate	Growth Rate

MCS	-6.0%	-6.2%	-2.2%
Other Expense (Income)
Interest Expense
Interest expense for the three months ended March 31, 2011 and 2010 was $4.2 million and $4.4 million respectively. Interest expense reflects the amortization of deferred finance fees, the non-cash interest component of our convertible subordinated notes, interest paid on the notes, capital leases and other debt obligations.
Interest Income
Interest income during the three months ended March 31, 2011 and 2010 was $0.8 million and $0.4 million, respectively. The income reflects interest earned on cash, cash equivalents and short-term investments.
Loss (Gain) on Foreign Currency
During the three months ended March 31, 2011 and 2010, we recorded a foreign currency loss (gain) of approximately $0.9 million and $(0.3) million, respectively. We have certain international customers who are billed in their local currency, primarily the euro. To mitigate the volatility related to fluctuations in the foreign exchange rates, we may enter into various foreign currency contracts. The loss (gain) on foreign currency is driven by the fluctuations in the foreign currency exchanges rates, primarily the euro.
Other Expense (Income)
Other expense (income) for the three months ended March 31, 2011 and 2010 was $(0.1) million and $(42) thousand, respectively.
Income Tax Expense (Benefit)
In the three months ended March 31, 2011 and 2010, we recorded income tax expense (benefit) of $(0.2) million and $11.4 million, respectively. In the first quarter of 2011, the Company implemented certain legal entity changes to reduce complexity and simplify our corporate organizational structure and tax accounting provision process. As a result, approximately $3.6 million of valuation allowances related to state deferred tax assets, primarily net operating losses, were reversed as we concluded it was more likely than not that we will now be able to utilize the deferred tax assets in future periods. In the first quarter of 2010, adjustments to certain valuation allowances resulted in an expense of $1.2 million. The overall effective income tax rate, excluding all discrete items, for the three months ended March 31, 2011, was 29.5%, as compared to 33.4% for the same period in 2010.
The Company anticipates that the effective income tax rate for full year 2011, excluding discrete items, will be approximately 30%.
Financial Liquidity and Capital Resources
Overview
One of our key strategies is to maintain and improve our capital structure. The key metrics we focus on are summarized in the table below:
Liquidity & Capital Resources Data

	Three Months Ended March 31,
	2011	2010
	(in thousands, except DSO and turns)
Key Working Capital Items
Cash provided by (used in) operating activities	$(3,571)	$48,210
Cash, cash equivalents, and short-term investments	$619,609	$661,056
Accounts receivable, net	$149,976	$139,207
Days Sales Outstanding (“DSOs”)	47	48
Inventory	$105,787	$79,907
Inventory turns	6.6	7.0

Convertible notes at face value	$237,050	$261,050
Convertible notes at book value	$205,447	$214,131

Capital Expenditures	$6,251	$4,654
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
Accounts receivable increased and DSOs decreased slightly during the three months of 2011 as compared to 2010. Looking forward, we do not anticipate a material change in DSOs, although it is possible that our DSOs may increase if the international component of our business increases as customers internationally typically have longer payment terms.
Inventory at the end of the first quarter of 2011 was $25.9 million higher than the end of the first quarter of 2010. Inventory turns during the first three months of 2011 were 6.6 as compared to 7.0 in the same period of 2010. The increase in inventory was primarily related to an increase in BCS inventory levels to ensure adequate supply.

Summary of Current Liquidity Position and Potential for Future Capital Raising
We believe our current liquidity position, where we have approximately $620 million of cash, cash equivalents, and short-term investments on hand as of March 31, 2011, together with the prospects for continued generation of cash from operations are adequate for our short- and medium-term business needs. We may in the future elect to repurchase additional shares of our common stock or convertible notes. In addition, a key part of our overall long-term strategy may be implemented through additional acquisitions, and a portion of these funds may be used for that purpose. Should our available funds be insufficient for those purposes, it is possible that we will raise capital through private or public, share or debt offerings.
Commitments
Our contractual obligations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010. There has been no material change to our contractual obligations during the first three months of 2011.
Off-Balance Sheet Arrangements
We do not have any material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Cash Flow
Below is a table setting forth the key line items of our Consolidated Statements of Cash Flows (in thousands):

	For the Three Months Ended
	March 31,
	2011	2010
Cash provided by (used in) operating activities	$(3,571)	$48,210
Cash provided by (used in) investing activities	379	(44,750)
Cash provided by (used in) financing activities	8,818	(3,981)

Net increase (decrease) in cash	$5,626	$(521)

Operating Activities:
Below are the key line items affecting cash provided by operating activities (in thousands):

	For the Three Months Ended
	March 31,
	2011	2010
Net income	$11,564	$18,991
Adjustments to reconcile net income to cash provided by operating activities	11,145	15,143

Net income including adjustments	22,709	34,134
(Increase) decrease in accounts receivable	(24,043)	4,206
(Increase) decrease in inventory	(4,024)	15,944
Decrease in accounts payable and accrued liabilities	(7,048)	(24,935)
All other — net	8,835	18,861

Cash provided by (used in) operating activities	$(3,571)	$48,210

Net income, including adjustments, decreased $11.4 million during the first three months of 2011 as compared to 2010, primarily due to lower gross margins in 2011.
Accounts receivable increased by $24.0 million during the first three months of 2011. This increase was primarily related to our billing pattern during the quarter, in which higher billing occurred toward the end of the period.
Inventory increased by $4.0 million during the first three months of 2011.
Accounts payable and accrued liabilities decreased by $7.0 million. This was the result of several timing factors, and also impacted by the payout of annual bonuses during the quarter.

All other accounts, net, includes the changes in other receivables, income taxes payable (recoverable), and prepaids. The net change during the first three months of 2011 of approximately $8.8 million related primarily to the changes in prepaids and other, as well as changes in income tax accounts.
Investing Activities:
Below are the key line items affecting investing activities (in thousands):

	For the Three Months Ended
	March 31,
	2011	2010
Purchases of property, plant and equipment	$(6,251)	$(4,654)
Cash proceeds from sale of property, plant and equipment	42	240
Purchases of investments	(99,361)	(42,436)
Sales of investments	105,949	2,100

Cash provided by (used in) investing activities	$379	$(44,750)

          Purchases of Property, Plant and Equipment — This represents capital expenditures are mainly for test equipment, laboratory equipment, and computing equipment. We anticipate investing approximately $25 million in fiscal year 2011.
          Cash Proceeds from Sale of Property, Plant and Equipment — This represents the cash proceeds we received from the sale of property, plant and equipment.
          Purchases and Sales of Investments - These represent purchases and sales of securities.
Financing Activities:
Below are the key line items affecting our financing activities (in thousands):

	For the Three Months Ended
	March 31,
	2011	2010
Payment of debt obligations	$—	$(37)
Repurchase of common stock	—	(3,059)
Excess income tax benefits from stock-based compensation plans	3,700	2,486
Repurchase of shares to satisfy employee tax withholdings	(8,245)	(5,993)
Proceeds from issuance of common stock	13,363	2,622

Cash provided by (used in) financing activities	$8,818	$(3,981)

          Payment of Debt Obligations — This represents the payments related to a short term loan to the Pennsylvania Industrial Development Authority (PIDA) for the cost of expansion of the facility in State College, Pennsylvania. The debt was repaid in 2010.
          Repurchase of Common Stock — During the first quarter of 2009, ARRIS’ Board of Directors authorized a plan for the Company to repurchase up to $100 million of the Company’s common stock. ARRIS repurchased 250 thousand shares under the 2009 Plan of the Company’s common stock at an average price of $12.22 per share for an aggregate consideration of approximately $3.1 million during the first quarter of 2010.
          Excess Income Tax Benefits from Stock-Based Compensation Plans — This represents the cash that otherwise would have been paid for income taxes if increases in the value of equity instruments also had not been deductible in determining taxable income.
          Repurchase of Shares to Satisfy Tax Withholdings — This represents the minimum shares withheld to satisfy the tax withholding when restricted stock vests.
          Proceeds from Issuance of Common Stock, Net — Represents cash proceeds related to the exercise of employee stock options, offset by expenses paid related to issuance of common stock.

Interest Rates
As of March 31, 2011, we did not have any floating rate indebtedness or outstanding interest rate swap agreements.
Foreign Currency
A significant portion of our products are manufactured or assembled in China, Ireland, Mexico, Taiwan, and other foreign countries. Further, we have a manufacturing facility in Mexico. Our sales into international markets have been and are expected in the future to be an important part of our business. These foreign operations are subject to the usual risks inherent in conducting business abroad, including risks with respect to currency exchange rates, economic and political destabilization, restrictive actions and taxation by foreign governments, nationalization, the laws and policies of the United States affecting trade, foreign investment and loans, and foreign tax laws.
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
ARRIS executes letters of credit in favor of certain landlords and vendors to guarantee performance on lease and insurance contracts. Additionally, we have cash collateral account agreements with our financial institutions as security against potential losses with respect to our foreign currency hedging activities. The letters of credit and cash collateral accounts are reported as restricted cash. As of March 31, 2011 and December 31, 2010, we had approximately $4.2 million and $4.9 million outstanding, respectively, of cash collateral.
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
From time to time, we hold certain investments in the common stock of publicly-traded companies, which are classified as available-for-sale. As of March 31, 2011 and December 31, 2010 our holdings in these investments were $6.4 million and $5.8 million, respectively. Changes in the market value of these securities are recorded in other comprehensive income and gains or losses on related sales of these securities are recognized in income (loss).
ARRIS holds an investment in a private company. This investment is recorded using the cost method, which was $4.0 million as of March 31, 2011 and December 31, 2010. Due to the fact the investment is in a private company, we are exempt from estimating the fair value on an interim basis. However, ARRIS is required to estimate the fair value if there has been an identifiable event or change in circumstance that may have a significant adverse effect on the fair value of the investment. Each quarter, we evaluate our investment for any other-than-temporary impairment, by reviewing the current revenues, bookings and long-term plan of the private company.
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
ARRIS also funds its nonqualified defined benefit plan for certain executives in a rabbi trust.
Capital Expenditures
Capital expenditures are made at a level designed to support the strategic and operating needs of the business. ARRIS’ capital expenditures were $6.3 million in the first three months of 2011 as compared to $4.7 million in the first three months of 2010. Management expects to invest approximately $25 million in capital expenditures for the fiscal year 2011.
Critical Accounting Policies and Estimates
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
Our critical accounting policies and estimates are disclosed in our Form 10-K for the year ended December 31, 2010, as filed with the SEC. Our critical accounting estimates have not changed in any material respect during the three months ended March 31, 2011.
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

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
From time to time, ARRIS is involved in claims, disputes, litigation or legal proceedings incidental to the ordinary course of its business, such as intellectual property disputes, contractual disputes, employment matters and environmental proceedings. Also, suits may be brought against ARRIS’ customers that, in turn, may ask ARRIS for indemnification. Except as described below, ARRIS is not party to any proceedings that are, or reasonably could be expected to be, material to its business, results of operations or financial condition.
Pragmatus VOD LLC v. MSOs. Case 1:11-cv-00070-UNA, District of Delaware. In January 2011, Pragmatus filed suit against most MSOs alleging infringement of two US patents, nos. 5,581,479 and 5,636,139, related to VOD products and services. The complaint has been served on several of our customers, and certain of the defendants have requested that we provide indemnification. We are in the process of reviewing the patents. The complaint requests unspecified damages, although to-date no evidence of damages has been introduced. All parties to the case have answered the complaint and a pre-trial conference is set for June 8, 2011. It is premature to assess the likelihood of a favorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify the MSOs, pay royalties and/or cease utilizing certain technology.
Ceres Comm. v. MSOs, Telcos, and others. Case 1:99-mc-09999, District of Delaware. In August and December 2010, Ceres filed suit against 23 and 13 companies, respectively, which included the major MSOs, Telcos and others, alleging infringement of two US patents, nos. 5,774,526 and 7,149,252. Certain of our customers that are defendants have requested that we provide indemnification. The complaint requests unspecified damages, although to-date no evidence of damages has been introduced. The parties held a scheduling conference in April 2011, and Skype Inc. recently moved to disqualify the plaintiff’s attorney. It is premature to assess the likelihood of a favorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify the MSOs, pay royalties and/or cease utilizing certain technology.
PACid v. BestBuy et al. Civil Action No. 10-cv-00370, Eastern District of Texas. In July 2010, PACid filed suit against 87 companies, including ARRIS, alleging infringement of two US patents, nos. 5963646 and 6049612, related to methods of encryption. The complaint requests unspecified damages. To date, no evidence of damages has been introduced. ARRIS filed an answer generally denying the allegations. In March 2011, the Court issued an order consolidating this case with previously filed PACid cases. It is premature to assess the likelihood of a favorable outcome however ARRIS’ believes that its suppliers of the relevant chips have obtained licenses with PACid which would protect ARRIS. In the event of an unfavorable outcome, ARRIS may be required to indemnify the MSOs, pay royalties and/or cease utilizing certain technology.
ARRIS v. British Telecom & British Telecom v. Cox and Cable One. 1:09-CV-0671, U.S. District Court, Northern District of Georgia; C.A. No. 10-658 (SLR), U.S. District Court, District of Delaware; 1:11-CV-01231, U.S. District Court, Northern District of Georgia. In March 2009, ARRIS filed suit against British Telecom (BT) seeking to invalidate four BT patents, nos. 5,142,532, 5,526,350, 6,538,989 and 6,665,264, and seeking a declaration that neither ARRIS’ products, nor their use by ARRIS’ customers, infringe the four BT patents related to various network features. This suit was in response to the assertion by BT (via its agent, IPValue), that ARRIS’ products and/or their use by ARRIS’ customers infringed the four BT patents. In August 2010, BT sued Cox and Cable One alleging infringement of the four BT patents. Cox and Cable One have requested ARRIS (and other suppliers) to provide indemnification. The complaint requests unspecified damages. In April 2011, ARRIS filed suit against BT seeking a finding of non-infringement or invalidity on four additional BT patents, nos. 5,790,643, 5,923,247, 6,205,216 and 6,473,742. It is premature to assess the likelihood of a favorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify Charter and Cox, pay royalties and/or cease utilizing certain technology.
ARRIS v. SeaChange Int. (previously nCube v. SeaChange). CA No. 01-011 (JJF). U.S. District Court, District of Delaware. In July 2009, ARRIS filed a motion for contempt against SeaChange International seeking sanctions and the enforcement of the permanent injunction previously entered by the Court with respect to certain infringing SeaChange Video-on-Demand products. The original finding of infringement was affirmed by the Federal Circuit in 2006, and the asserted patent claims (with one exception) were affirmed as patentable by the U.S. Patent Office in a re-examination process initiated by SeaChange. In response to ARRIS’ motion, in August 2009, SeaChange filed suit seeking a declaratory judgment that its products are non-infringing with respect to the patent. To date, ARRIS has introduced evidence of infringement and sanctions based on SeaChange’s sales of accused products since 2002, and ARRIS has requested that enhanced sanctions be awarded if the Court determines that the infringement is willful. (In 2002, the Court held that the infringement in the original jury trial was willful and doubled the jury’s damages award). The declaratory judgment action has been stayed and a hearing on the appropriateness of a contempt proceeding was held in March 2011. The parties have completed discovery as well as pre-hearing and post-hearing briefing and are awaiting action by the Court.
Multiservice Solutions v. MSOs Civil Action No. 6:11-cv-00114, Eastern District of Texas. In March 2011, Multiservice Solutions filed suit against 4 service operators alleging infringement of one US patent by all parties to the suit, no. 5,774,527, and another US patent by one party to the suit, no. 5,774,527. Certain of our customers have requested that we provide indemnification. The complaint requests unspecified damages for past and future infringement. To date, no evidence of damages has been introduced. It is premature to assess the likelihood of a favorable outcome.
Olympic Developments AG v. MSOs Civil Action No. 2:11-cv-00612, Central District of California. In January 2011, Olympic Developments AG filed suit against 9 cable and satellite service operators alleging infringement of two US patents, nos. 5,475,585 and 6,246,400. Certain of our customers have requested that we provide indemnification. The Court is currently awaiting an answer to be filed by Comcast, and will thereafter set a scheduling conference. The complaint requests unspecified damages for past infringement and an injunction against future infringement. To date, no evidence of damages has been introduced. It is premature to assess the likelihood of a favorable outcome.
From time to time third parties demand that we or our customers enter into a license agreement with respect to patents owned, or allegedly owned, by the third parties. Such demands cause us to dedicate time to study the patents and enter into discussions with the third parties regarding the merits and value, if any, of the patents. These discussions, may materialize into license agreements or patent claims asserted against us or our customers. If asserted against our customers, our customers may request indemnification from us. It is not possible to determine the impact of any such demands and the related discussions on ARRIS’ business, results of operations or financial condition.

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
Our two largest customers (including their affiliates, as applicable) are Comcast and Time Warner Cable. For the three months ended March 31, 2011, sales to Comcast accounted for approximately 27.3% and sales to Time Warner Cable accounted for approximately 16.0% of our total revenue. The loss of either of these customers, or one of our other large customers, or a significant reduction in the products or services provided to any of them would have a material adverse impact on our business. For each of these customers, we also are one of their largest suppliers. As a result, if from time-to-time customers elect to purchase products from our competitors in order to diversify their supplier base and to dual-source key products or to curtail purchasing due to budgetary or market conditions, such decisions could have material consequences to our business. In addition, because of the magnitude of our sales to these customers the terms and timing of our sales are heavily negotiated, and even minor changes can have a significant impact upon our business.
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
We have substantial goodwill.
Our financial statements reflect substantial goodwill, approximately $233.5 million as of March 31, 2011, that was recognized in connection with the acquisitions that we have made. We annually (and more frequently if changes in circumstances indicate that the asset may be impaired) review the carrying amount of our goodwill in order to determine whether it has been impaired for accounting purposes. In general, if the fair value of the corresponding reporting unit’s goodwill is less that the carrying value of the goodwill, we record an impairment charge. The determination of fair value is dependent upon a number of factors, including assumptions about future cash flows and growth rates that are based on our current and long-term business plans. No goodwill impairment was recorded in 2009, 2010, or the first quarter of 2011. We recorded a non-cash goodwill impairment charge of $128.9 million and $80.4 million related to the ATS and MCS reporting units, respectively, during the fourth quarter of 2008. As the ongoing expected cash flows and carrying amounts of our remaining goodwill are assessed, changes in the economic conditions, changes to our business strategy, changes in operating performance or other indicators of impairment could cause us to realize additional impairment charges in the future. For additional information, see the discussion under Critical Accounting Policies in Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the United States Securities and Exchange Commission (“SEC”).
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
Our business has and is expected to have higher levels of software sales which may result in greater volatility in our operating results.
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
The level of software sales in our BCS segment is expected to increase. In the second quarter of 2011, we expect to begin to deliver software upgrades for our CMTS line cards.
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
Our future success depends in part upon our proprietary technology, product development, technological expertise and distribution channels. We cannot predict whether we can protect our technology or whether competitors can develop similar technology independently. We have received, directly or indirectly, and may continue to receive from third parties, including some of our competitors, notices claiming that we, or our customers using our products, have infringed upon third-party patents or other proprietary rights. We are a defendant in proceedings (and other proceedings have been threatened) in which our customers were sued for patent infringement and sued, or made claims against, us and other suppliers for indemnification, and we may become involved in similar litigation involving these and other customers in the future. These claims, regardless of their merit, result in costly litigation, divert the time, attention and resources of our management, delay our product shipments, and, in some cases, require us to enter into royalty or licensing agreements. If a claim of product infringement against us is successful and we fail to obtain a license or develop non-infringing technology, our business and operating results could be materially and adversely affected. In addition, the payment of any damages or any necessary licensing fees or indemnification costs associated with a patent infringement claim could be material and could also materially adversely affect our operating results. See Part II, Item 1, “Legal Proceedings”.
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

Dated: May 6, 2011