Form 10-Q
period 2011-06-30
ARRIS GROUP INC
filed 2011-08-05
CIK 1141107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
For the quarter ended June 30, 2011
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
As of July 31, 2011, 119,358,933 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

ARRIS GROUP, INC.
FORM 10-Q
For the Three and Six Months Ended June 30, 2011
INDEX

Page
Part I. Financial Information

Item 1. Condensed Financial Statements (unaudited)

a) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	2

b) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010	3

c) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010	4

d) Notes to the Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 4. Controls and Procedures	28

Part II. Other Information	29

Item 1. Legal Proceedings	29

Item 1A. Risk Factors	31

Item 6. Exhibits	37

Signatures	37
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. CONDENSED FINANCIAL STATEMENTS (unaudited)
ARRIS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data) (unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$360,281	$353,121
Short-term investments, at fair value	231,254	266,981

Total cash, cash equivalents and short-term investments	591,535	620,102
Restricted cash	3,646	4,937
Accounts receivable (net of allowances for doubtful accounts of $1,532 in 2011 and $1,649 in 2010)	152,436	125,933
Other receivables	406	6,528
Inventories (net of reserves of $16,369 in 2011 and $16,316 in 2010)	113,020	101,763
Prepaids	10,272	9,237
Current deferred income tax assets	22,681	19,819
Other current assets	25,216	33,054

Total current assets	919,212	921,373
Property, plant and equipment (net of accumulated depreciation of $120,513 in 2011 and $109,267 in 2010)	57,100	56,306
Goodwill	233,440	234,964
Intangible assets (net of accumulated amortization of $244,567 in 2011 and $226,679 in 2010)	150,728	168,616
Investments	34,237	31,015
Noncurrent deferred income tax assets	9,839	6,293
Other assets	5,878	5,520

	$1,410,434	$1,424,087

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,825	$50,736
Accrued compensation, benefits and related taxes	20,832	28,778
Accrued warranty	3,300	2,945
Deferred revenue	47,166	31,625
Other accrued liabilities	17,805	18,847

Total current liabilities	116,928	132,931
Long-term debt, net of current portion	208,336	202,615
Accrued pension	17,730	17,213
Noncurrent income tax liability	21,844	17,702
Noncurrent deferred income tax liabilities	24,808	29,151
Other noncurrent liabilities	17,367	15,406

Total liabilities	407,013	415,018

Stockholders’ equity:
Preferred stock, par value $1.00 per share, 5.0 million shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share, 320.0 million shares authorized; 119.2 million and 120.8 million shares issued and outstanding in 2011 and 2010, respectively	1,443	1,409
Capital in excess of par value	1,228,729	1,206,157
Treasury stock at cost, 24.8 million and 19.8 million shares in 2011 and 2010, respectively	(202,933)	(145,286)
Accumulated deficit	(19,351)	(47,606)
Unrealized gain on marketable securities (net of accumulated tax effect of $878 and $224 in 2011 and 2010, respectively)	1,530	392
Unfunded pension liability (net of accumulated tax effect of $662 in 2011 and 2010)	(5,813)	(5,813)
Cumulative translation adjustments	(184)	(184)

Total stockholders’ equity	1,003,421	1,009,069

	$1,410,434	$1,424,087

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data and percentages) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales:
Products	$228,635	$248,179	$463,581	$488,321
Services	37,164	32,176	69,654	58,731

Total net sales	265,799	280,355	533,235	547,052
Cost of sales:
Products	140,259	151,873	293,014	291,693
Services	18,642	15,204	36,377	29,570

	158,901	167,077	329,391	321,263

Gross margin	106,898	113,278	203,844	225,789

Operating expenses:
Selling, general and administrative expenses	35,868	34,458	72,706	69,576
Research and development expenses	36,629	35,538	72,669	69,903
Restructuring charges	—	21	—	73
Amortization of intangible assets	8,944	9,022	17,888	18,043

Total operating expenses	81,441	79,039	163,263	157,595
Operating income	25,457	34,239	40,581	68,194
Other expense (income):
Interest expense	4,180	4,765	8,405	9,195
Loss (gain) on investments	(334)	114	(757)	(31)
Interest income	(886)	(696)	(1,664)	(1,070)
Loss on foreign currency	79	457	967	189
Gain on debt retirement	—	(115)	—	(115)
Other income, net	(419)	(131)	(532)	(173)

Income from operations before income taxes	22,837	29,845	34,162	60,199
Income tax expense	6,147	10,071	5,908	21,434

Net income	$16,690	$19,774	$28,254	$38,765

Net income per common share:
Basic	$0.14	$0.16	$0.23	$0.31

Diluted	$0.13	$0.15	$0.23	$0.30

Weighted average common shares:
Basic	121,800	126,584	122,047	126,277

Diluted	123,711	129,717	124,720	129,848

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Six Months Ended
	June 30,
	2011	2010
Operating activities:
Net income	$28,254	$38,765
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,668	11,056
Amortization of intangible assets	17,888	18,043
Stock compensation expense	11,209	10,273
Deferred income tax provision (benefit)	(11,403)	(2,341)
Amortization of deferred finance fees	326	357
Provision for doubtful accounts	—	292
Gain on investments	(757)	(31)
Loss on disposal of fixed assets	33	32
Excess income tax benefits from stock-based compensation plans	(3,247)	(2,647)
Non-cash interest expense	5,721	5,767
Gain on debt retirement	—	(115)
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(26,503)	3,743
Other receivables	6,117	(1,170)
Inventories	(11,257)	17,021
Income taxes payable and recoverable	12,591	(3,008)
Accounts payable and accrued liabilities	(15,480)	(19,623)
Prepaids and other, net	2,649	6,993

Net cash provided by operating activities	27,809	83,407

Investing activities:
Purchases of property, plant and equipment	(12,547)	(10,265)
Cash proceeds from sale of property, plant and equipment	43	243
Purchases of short-term investments	(142,841)	(231,086)
Sales of short-term investments	179,431	55,154

Net cash provided by (used in) investing activities	24,086	(185,954)

Financing activities:
Payment of debt obligations	—	(74)
Early redemption of long-term debt	—	(4,800)
Repurchase of common stock	(57,647)	(23,685)
Excess income tax benefits from stock-based compensation plans	3,247	2,647
Repurchase of shares to satisfy tax withholdings	(8,245)	(6,425)
Proceeds from issuance of common stock, net	17,910	5,251

Net cash used in financing activities	(44,735)	(27,086)

Net increase (decrease) in cash and cash equivalents	7,160	(129,633)
Cash and cash equivalents at beginning of period	353,121	500,565

Cash and cash equivalents at end of period	$360,281	$370,932

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Organization and Basis of Presentation
ARRIS Group, Inc. (together with its consolidated subsidiaries, except as the context otherwise indicates, “ARRIS” or the “Company”) is a global communications technology company headquartered in Suwanee, Georgia. ARRIS operates in three business segments, Broadband Communications Systems, Access, Transport & Supplies, and Media & Communications Systems, specializing in integrated broadband network solutions that include products, systems and software for content and operations management (including video on demand, or VOD), and professional services. ARRIS is a leading developer, manufacturer and supplier of telephony, data, video, construction, rebuild and maintenance equipment for the broadband communications industry. In addition, ARRIS is a leading supplier of infrastructure products used by cable system operators to build-out and maintain hybrid fiber-coaxial (“HFC”) networks. The Company provides its customers with products and services that enable reliable, high speed, two-way broadband transmission of video, telephony, and data.
The condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements for the periods shown. Interim results of operations are not necessarily indicative of results to be expected for a twelve-month period. These financial statements should be read in conjunction with the Company’s most recently audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the United States Securities and Exchange Commission (“SEC”).
Note 2. Impact of Recently Adopted Accounting Standards
In June 2011, the Financial Accounting Standards Board (“FASB”) issued guidance regarding the presentation of comprehensive income. This guidance requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance is effective on a retrospective basis for the interim and annual periods ending on or after December 15, 2011. The adoption of this guidance will not have a significant impact on the Company’s consolidated financial statements.
In May 2011, FASB issued amendments to some fair value measurement principles and disclosure requirements for fair value measurements. The provisions of this guidance are effective for the interim and annual periods ending on or after December 15, 2011. The adoption of this guidance will not have a significant impact on the Company’s consolidated financial statements.
Note 3. Investments
ARRIS’ investments as of June 30, 2011 and December 31, 2010 consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2011	2010
Current Assets:
Available-for-sale securities	$231,254	$266,981

Noncurrent Assets:
Available-for-sale securities	30,237	27,015
Cost method investments	4,000	4,000

	34,237	31,015

Total	$265,491	$297,996

ARRIS’ investments in debt and marketable equity securities are categorized as available-for-sale. The Company currently does not hold any held-to-maturity securities. Realized gains and losses on trading securities and available-for-sale securities are included in net income. Unrealized gains and losses on available-for-sale securities are included in our consolidated balance sheet as a component of accumulated other comprehensive income (loss). The total gains included in the accumulated other comprehensive income related to available-for-sale securities were $2.4 million and $0.6 million as of June 30, 2011 and December 31, 2010, respectively. The amortized cost basis of the Company’s investments approximates fair value.
As of June 30, 2011 and December 31, 2010, ARRIS’ cost method investment is an investment in a private company, which is recorded at cost of $4.0 million. Each quarter ARRIS evaluates its investment for any other-than-temporary impairment, by reviewing the current revenues, bookings and long-term plan of the private company. In the third quarter of 2010, the private company raised additional financing at the same price and terms on which ARRIS had invested. As of June 30, 2011, ARRIS believes there has been no other-than-temporary impairment but will continue to evaluate the investment for impairment. Due to the fact the investment is in a private company, ARRIS is exempt from estimating the fair value. However, ARRIS is required to estimate the fair value if there has been an identifiable event or change in circumstance that may have a significant adverse effect on the fair value of the investment.
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
The following table presents the Company’s investment assets measured at fair value on a recurring basis as of June 30, 2011 (in thousands):

	Level 1	Level 2	Level 3	Total
Current investments	$15,000	$216,254	$—	$231,254
Noncurrent investments	7,705	22,532	—	30,237
Foreign currency contracts — asset position	64	—	—	64
Foreign currency contracts — liability position	1,530	—	—	1,530
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
Note 5. Derivative Instruments and Hedging Activities
ARRIS has certain international customers that are billed in their local currency. Changes in the monetary exchange rates may affect the Company’s results of operations and financial condition. When deemed appropriate, ARRIS enters into various derivative transactions to enhance its ability to manage the volatility relating to these foreign exchange exposures. The Company does not hold or issue derivative instruments for trading or other speculative purposes. The Company’s derivative instruments are recorded in the Consolidated Balance Sheets at their fair values. The Company’s derivative instruments are not designated as hedges, and, accordingly, all changes in the fair value of the instruments are recognized as a loss (gain) on foreign currency in the Consolidated Statements of Operations. The maximum time frame for ARRIS’ derivatives is currently less than 12 months. Derivative instruments that are subject to master netting arrangements are not offset in the Consolidated Balance Sheets.
The fair values of ARRIS’ derivative instruments recorded in the Consolidated Balance Sheet as of June 30, 2011 and December 31, 2010 were as follows (in thousands):

	As of June 30, 2011		As of December 31, 2010
			Balance Sheet
	Balance Sheet Location	Fair Value	Location	Fair Value
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts — asset derivatives	Other current assets	$64	Other current assets	$607

Foreign exchange contracts — liability derivatives	Other accrued liabilities	$1,530	Other accrued liabilities	$828
The change in the fair values of ARRIS’ derivative instruments recorded in the Consolidated Statements of Operations during the three and six months ended June 30, 2011 and 2010 were as follows (in thousands):

		Three Months Ended		Six Months Ended
	Statement of Operations	June 30,		June 30,
	Location	2011	2010	2011	2010
Derivatives Not Designated as Hedging Instruments:

Foreign exchange contracts	Loss (gain) on	$881	$(1,384)	$3,014	$(1,993)
	foreign currency
Note 6. Pension Benefits
Components of Net Periodic Pension Cost (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Service cost	$77	$68	$156	$136
Interest cost	536	529	1,071	1,057
Expected gain on plan assets	(406)	(380)	(812)	(760)
Amortization of prior service cost	—	65	—	130
Amortization of net loss	72	70	144	140

Net periodic pension cost	$279	$352	$559	$703

Employer Contributions
No minimum funding contributions are required in 2011 under the Company’s defined benefit plan. However, the Company made voluntary contributions to the plan of approximately $21 thousand and $42 thousand for the three and six months ended June 30, 2011, respectively. Additionally, the Company has established two rabbi trusts to fund the Company’s pension obligations under the non-qualified plan of the Chief Executive Officer and certain executive officers. The balance of these rabbi trust assets as of June 30, 2011 was approximately $13.9 million and is included in Investments on the Consolidated Balance Sheets.
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
Information regarding the changes in ARRIS’ aggregate product warranty liabilities for the six months ended June 30, 2011 was as follows (in thousands):

Balance at December 31, 2010	$5,340
Accruals related to warranties (including changes in estimates)	1,352
Settlements made (in cash or in kind)	(1,015)

Balance at June 30, 2011	$5,677

Note 8. Restructuring Charges
ARRIS has restructuring accruals representing contractual obligations that relate to excess leased facilities and equipment. Payments will be made over their remaining lease terms through 2014, unless terminated earlier.

(in thousands)
Balance as of December 31, 2010	$1,517
Q1 2011 payments	(93)
Q2 2011 payments	(94)

Balance as of June 30, 2011	$1,330

Note 9. Inventories
Inventories are stated at the lower of average cost, approximating first-in, first-out, or market. The components of inventory were as follows, net of reserves (in thousands):

	June 30,	December 31,
	2011	2010
Raw materials	$20,841	$19,053
Work in process	3,437	4,176
Finished goods	88,742	78,534

Total inventories, net	$113,020	$101,763

Note 10. Property, Plant and Equipment
Property, plant and equipment, at cost, consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010
Land	$2,612	$2,612
Building and leasehold improvements	24,599	23,580
Machinery and equipment	150,402	139,381

	177,613	165,573
Less: Accumulated depreciation	(120,513)	(109,267)

Total property, plant and equipment, net	$57,100	$56,306

Note 11. Convertible Senior Notes
In 2006, the Company issued $276.0 million of 2% convertible senior notes due 2026. The notes are convertible, at the option of the holder, based on a conversion rate, subject to adjustment, of 62.1504 shares per $1,000 principal amount (which represents a conversion price of approximately $16.09 per share of our common stock), into cash up to the principal amount and, if applicable, shares of the Company’s common stock, cash or a combination thereof for any excess. The notes may be converted during any calendar quarter in which the closing price of ARRIS’ common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect at that time (which, based on the current conversion price, would be $19.31) and upon the occurrence of certain other events. Upon conversion, the holder will receive the principal amount in cash and an additional payment, in either cash or stock at the option of the Company. The additional payment will be based on a formula which calculates the difference between the conversion rate ($16.09) and the market price at the date of the conversion. As of August 5, 2011, the notes could not be converted by the holders thereof. Interest is payable on May 15 and November 15 of each year. The Company may redeem the notes at any time on or after November 15, 2013, subject to certain conditions. In addition, the holders may require the Company to purchase all or a portion of their convertible notes on or after November 13, 2013. There are no significant financial covenants related to the notes.
During 2010, ARRIS acquired $24.0 million principal amount of the notes, which had a book value, net of debt discount, of $20.0 million for approximately $23.3 million. The Company allocated $0.1 million to the reacquisition of the equity component of the notes. The Company also wrote off approximately $0.2 million of deferred finance fees associated with the notes acquired. As a result, the Company realized a gain of approximately $0.4 million on the retirement of the notes in 2010.
ARRIS accounts for the liability and equity components of the notes separately. The Company is accreting the debt discount related to the equity component to non-cash interest expense over the estimated seven year life of the convertible notes, which represents the first redemption date of November 13, 2013 when the Company may redeem the notes at its election or the note holders may require their redemption. The equity and liability components related to the notes were as follows (in thousands):

	June 30,	December 31,
	2011	2010
Carrying amount of the equity component	$48,527	$48,527

Principal amount of the liability component	$237,050	$237,050
Unamortized discount	(28,714)	(34,435)

Net carrying amount of the liability component	$208,336	$202,615

The following table presents the contractual interest coupon and the amortization of the discount on the equity component related to the notes during the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Contractual interest recognized	$1,185	$1,296	$2,371	$2,601
Amortization of discount	2,888	2,884	5,720	5,768
The effective annual interest rate on the debt component is 7.93%.
The Company paid approximately $7.8 million of finance fees related to the issuance of the notes. Of the $7.8 million, approximately $5.3 million was attributed to the debt component and $2.5 million was attributed to the equity component of the convertible debt instrument. The portion related to the debt component is being amortized over seven years. The remaining balance of unamortized financing costs from these notes as of June 30, 2011 and December 31, 2010 was $1.6 million and $1.9 million, respectively.
The Company has not paid cash dividends on its common stock since its inception.
Note 12. Comprehensive Income
Total comprehensive income represents the net change in stockholders’ equity during a period from sources other than transactions with stockholders. For ARRIS, the components of comprehensive income include the unrealized gain on marketable securities. The components of comprehensive income for the three and six months ended June 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$16,690	$19,774	$28,254	$38,765
Changes in the following equity accounts:
Unrealized gain on marketable securities	286	214	1,138	188

Comprehensive income	$16,976	$19,988	$29,392	$38,953

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
The table below presents information about the Company’s reporting segments for the three and six months ended June 30, 2011 and 2010 (in thousands):

	BCS	ATS	MCS	Total
Three Months Ended June 30, 2011:
Net sales	$201,844	$46,870	$17,085	$265,799
Gross margin	85,812	11,332	9,754	106,898

Three Months Ended June 30, 2010:
Net sales	$217,090	$48,336	$14,929	$280,355
Gross margin	92,805	13,149	7,324	113,278

Six Months Ended June 30, 2011:
Net sales	$408,474	$92,492	$32,269	$533,235
Gross margin	162,869	22,316	18,659	203,844

Six Months Ended June 30, 2010:
Net sales	$425,745	$90,578	$30,729	$547,052
Gross margin	187,479	22,851	15,459	225,789
The Company’s gross intangible assets and goodwill by reportable segment as of June 30, 2011 has not materially changed from December 31, 2010.
Note 14. Sales Information
The Company’s two largest customers (including their affiliates, as applicable) are Comcast and Time Warner Cable. Over the past year, certain customers’ beneficial ownership may have changed as a result of mergers and acquisitions. Therefore the revenue for ARRIS’ customers for prior periods has been adjusted to include the affiliates that are now under common control. A summary of sales to these customers for the three and six month periods ended June 30, 2011 and 2010 are set forth below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Comcast and affiliates	$67,314	$65,679	$140,247	$111,286
% of sales	25.3%	23.4%	26.3%	20.3%

Time Warner Cable and affiliates	$27,648	$52,896	$70,383	$93,961
% of sales	10.4%	18.9%	13.2%	17.2%
ARRIS sells its products primarily in the United States. The Company’s international revenue is generated in Asia Pacific, Europe, Latin America and Canada. The Asia Pacific market primarily includes China, Hong Kong, Japan, Korea, Singapore, and Taiwan. The European market primarily includes Austria, Belgium, France, Germany, the Netherlands, Norway, Poland, Portugal, Spain, Sweden, Switzerland, Great Britain, Ireland, Turkey, Russia, Romania, Hungry and Israel. The Latin American market primarily includes Argentina, Brazil, Chile,

Columbia, Mexico, Peru, Puerto Rico, Ecuador, Honduras, Costa Rica, Panama, Jamaica, and Bahamas. Sales to international customers were approximately $84.3 million, or 31.7% of total sales, for the three months ended June 30, 2011. International sales during the same period in 2010 were $92.6 million, or 33.0% of total sales. For the six months ended June 30, 2011 and 2010 sales to international customers were $161.9 million and $201.4 million, or 30.4% and 36.8%, respectively.
Note 15. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the periods indicated (in thousands except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011(1)	2010(1)	2011(1)	2010(1)
Basic:
Net income	$16,690	$19,774	$28,254	$38,765

Weighted average shares outstanding	121,800	126,584	122,047	126,277

Basic earnings per share	$0.14	$0.16	$0.23	$0.31

Diluted:
Net income	$16,690	$19,774	$28,254	$38,765

Weighted average shares outstanding	121,800	126,584	122,047	126,277
Net effect of dilutive equity awards	1,911	3,133	2,673	3,571

Total	123,711	129,717	124,720	129,848

Diluted earnings per share	$0.13	$0.15	$0.23	$0.30

(1)	EPS may not recalculate directly due to rounding.
The Company has $237.1 million of convertible senior notes outstanding at June 30, 2011. Upon conversion, ARRIS will satisfy at least the principal amount in cash, rather than common stock. This reduced the potential earnings dilution to only include the conversion premium, which is the difference between the conversion price per share of common stock and the average share price. The average share price in 2011 and 2010 was less than the conversion price of $16.09 and, consequently, did not result in dilution.
Excluded from the dilutive securities described above are employee stock options to acquire approximately 5.5 million shares and 3.8 million shares for the three and six months ended June 30, 2011, respectively. During the same periods in 2010, approximately 4.4 million shares and 3.6 million shares, respectively, were excluded from the dilutive securities above. These exclusions are made since the exercise price of these options is greater than the average market price of the common stock for the period, or if the Company has net losses, both of which have an anti-dilutive effect.
During the six months ended June 30, 2011, the Company issued 3.4 million shares of its common stock related to stock option exercises and the vesting of restricted shares, as compared to 2.0 million shares for the twelve months ended December 31, 2010.
Note 16. Income Taxes
In the first half of 2011 and 2010, the Company recorded income tax expense of $5.9 million and $21.4 million, respectively. Below is a summary of the components of the tax expense for the three and six month periods ended June 30, 2011 and 2010 (in thousands, except for percentages):

	For the Three Months Ended June 30						For the Six Months Ended June 30
	2011			2010			2011			2010
	Income			Income			Income	Income			Income
	Before	Income Tax	Effective Tax	Before	Income Tax	Effective Tax	Before	Tax	Effective	Income Before	Tax	Effective
	Tax	Expense	Rate	Tax	Expense	Rate	Tax	Expense	Tax Rate	Tax	Expense	Tax Rate
Non-discrete Items	$22,837	$6,147	26.9%	$29,845	$10,422	34.9%	$34,162	$9,490	27.7%	$60,199	$20,563	34.1%
Discrete tax events — valuation allowances, uncertain tax positions	—	—		—	(351)		—	(3,582)		—	871
Total	$22,837	$6,147	26.9%	$29,845	$10,071	33.7%	$34,162	$5,908	17.2%	$60,199	$21,434	35.6%

•	During the first quarter of 2011, the Company identified $4.0 million of discrete tax benefits relating to the release of valuation allowances against state deferred tax assets, which was partially offset by $0.4 million of additional liabilities related to uncertain tax positions attributable to AMT credits.
•	During the first quarter of 2010, the Company identified $1.2 million of discrete tax adjustments relating to state deferred tax assets. During the second quarter of 2010, the Company recorded a $0.3 million discrete tax benefit attributable to Federal deferred tax assets.
Note 17. Repurchases of ARRIS Common Stock
The table below sets forth the purchases of ARRIS common stock for the quarter ended June 30, 2011 (in thousands, except per share data):

			Total Number of	Approximate
			Shares	Dollar Value of
			Purchased as	Shares That May
		Average	Part of Publicly	Yet Be Purchased
	Total Number of	Price Paid	Announced Plans	Under the Plans
Period	Shares Purchased	Per Share(1)	or Programs(1)(2)	or Programs(1)(2)

April 2011	1,533	$12.43	1,533	$11,617
May 2011	1,358	$11.18	1,358	$146,426
June 2011	2,178	$10.75	2,178	$123,027

(1)	In March, 2009, the Company’s Board of Directors had authorized a plan for ARRIS to repurchase up to $100 million of our common stock. The Company did not repurchase any shares under the plan during 2009. During the fiscal year 2010, ARRIS repurchased and retired 6.8 million shares of its common stock at an average price of $10.24 per share for an aggregate purchase price of $69.3 million. ARRIS did not purchase any shares under the plan in the first quarter of 2011. In May 2011, the share repurchase authorization amount under the 2009 plan was exhausted.

(2)	In May 2011, the Company’s Board of Directors authorized a new plan for the Company to purchase up to $150 million of the Company’s common stock. During the second quarter of 2011, ARRIS repurchased approximately 5.1 million shares of the Company’s common stock at an average price of $11.37 per share for an aggregate consideration of approximately $57.6 million. Unless terminated earlier by a Board resolution, the Program will expire when we have used all authorized funds for repurchase. The remaining authorized amount for stock repurchases under this program was $123.0 million as of June 30, 2011.
Note 18. Contingencies
From time to time, ARRIS is involved in claims, disputes, litigation or legal proceedings incidental to the ordinary course of its business, such as intellectual property disputes, contractual disputes, employment matters and environmental proceedings. It is not possible to reasonably estimate the probability of an adverse outcome or the potential loss associated with any such items. See Part II, Item 1, “Legal Proceedings.”

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
Below are some key highlights relative to our second quarter and first half of 2011:
Financial Highlights
•	Sales in the second quarter and first half of 2011 were $265.8 million and $533.2 million, respectively, down slightly from $280.4 million and $547.1 million in the same periods in 2010

•	Gross margin percentage was 40.2% in the second quarter 2011, which compares to 40.4% in the second quarter 2010 and 36.3% in the first quarter 2011. The sequential increase in margin reflects the introduction of our CMTS line card capacity upgrade, which have higher margins.

•	Total operating expenses (excluding amortization of intangible assets) in the second quarter of 2011 were $72.5 million, up $2.5 million year over year. Research and development expenses increased $1.1 million as a result of prototypes and incremental start up costs related to new product development. Selling, general, and administrative expenses increased $1.4 million as a result of higher variable compensation costs and higher legal costs. We anticipate our operating expenses to modestly increase in the third quarter of 2011 as a result of higher prototype and start up costs related to new product introductions and variable compensation costs.

•	We ended the second quarter 2011 with $591.5 million of cash, cash equivalents and short-term investments. We generated approximately $31.4 million and $35.2 million of cash from operating activities in the second quarters of 2011 and 2010, respectively. During the first half of 2011, we generated approximately $27.8 million of cash from operating activities as compared to $83.4 million during the first half of 2010.

•	In the first half of 2011, we repurchased 5.1 million shares of our common stock at an average price of $11.37 per share for an aggregate consideration of approximately $57.6 million.

Product Line Highlights
•	Broadband Communications Systems
o	CMTS
▪	In second quarter 2011 we began to sell new software license that enables operators to purchase incremental downstream capacity on existing deployed line cards.

▪	Downstream port shipments in second quarter 2011 (including both new hardware and software licenses) increased to 79 thousand ports. Year-to-date downstream port shipments were 142 thousand ports.

▪	The introduction of the downstream software license capability enabled lower pricing at improved gross margins, enhancing both competitiveness and profitability.

▪	Good progress on development of new double-density upstream line card.

▪	Good progress on development of next generation Converged Edge Router CMTS product that will enable smooth transition of legacy video networks to IP
o	Video Processing
▪	Release of a new video processing platform supporting MPEG4 encoding, transcoding, and adaptive streaming for IP-based video distribution
o	Whole House Solution
▪	Commercial launch of new Home Media Gateway solution with lead customers, with first product revenue recognized in the second quarter of 2011.
o	CPE
▪	Approximately 1.3 million and 2.7 million CPE units were shipped in the second quarter of 2011 and in the first six months of 2011, respectively. Shipments of DOCSIS 3.0 CPE increased to 36% of the total unit shipments as compared to 29% in the first quarter of 2011.

▪	Maintained number one EMTA market share for 26 consecutive quarters (source: Infonetics)
•	Access, Transport & Supplies
o	Increasing demand in the ATS business unit as a result of higher Professional Services and Access product opportunities.

o	Professional Services growth related to activities in Cell Tower Backhaul, Metro-E and Telco Solutions

o	MSOs increasing investments in node segmentation as a cost effective vehicle to provide more capacity per subscriber
▪	Multi-wavelength optics continue to gain traction in support of these MSO investments

▪	Investments by ARRIS to take advantage of technology improvements and component cost reductions continue to position us well with the MSO’s
•	Media & Communications Systems
o	Continued wins in the Ad insertion segment in North America with key trials of Linear Addressable Advertising underway with major MSOs

o	Storage upgrades to our XMS VOD server platform with key North American customers

o	Good wins for Assurance products in CALA.

o	Announcement of ServAssureTM 3.3 which includes support for IPV6.

o	New trials of FMC with major North American and international operators kicked off.
Non-GAAP Measures
As part of our ongoing review of financial information related to our business, we regularly use Non-GAAP measures, in particular Non-GAAP earnings per share, as we believe they provide a meaningful insight into our business and trends. We also believe that these Non-GAAP measures provide readers of our financial statements with useful information and insight with respect to the results of our business. However, the presentation of Non-GAAP information is not intended to be considered in isolation or as a substitute for results prepared in accordance with GAAP. Below are tables for the three and six months ended June 30, 2011 and 2010 that detail and reconcile GAAP and Non-GAAP earnings per share:

	For the Three Months Ended June 30, 2011
				Other
		Operating	Operating	(Income)	Income Tax
(in thousands, except per share data)	Gross Margin	Expense	Income	Expense	Expense	Net Income
GAAP	$106,898	$81,441	$25,457	$2,620	$6,147	$16,690
Stock compensation expense	557	(5,368)	5,925	—		5,925
Amortization of intangible assets	—	(8,944)	8,944	—		8,944
Non-cash interest expense	—	—	—	(2,889)		2,889
Tax related to items above	—	—	—	—	4,915	(4,915)

Non-GAAP	$107,455	$67,129	$40,326	$(269)	$11,062	$29,533

GAAP net income per share — diluted						$0.13

Non-GAAP net income per share — diluted						$0.24

GAAP weighted average common shares — diluted						123,711

Non-GAAP weighted average common shares — diluted						123,711

	For the Six Months Ended June 30, 2011
				Other
		Operating	Operating	(Income)	Income Tax
(in thousands, except per share data)	Gross Margin	Expense	Income	Expense	Expense	Net Income
GAAP	$203,844	$163,263	$40,581	$6,419	$5,908	$28,254
Stock compensation expense	994	(10,215)	11,209	—		11,209
Amortization of intangible assets	—	(17,888)	17,888	—		17,888
Non-cash interest expense	—	—	—	(5,721)		5,721
Tax related to items above	—	—	—	—	9,939	(9,939)
Adjustments of income tax valuation allowances, R&D credits, and other discrete tax items	—	—	—	—	3,583	(3,583)

Non-GAAP	$204,838	$135,160	$69,678	$698	$19,430	$49,550

GAAP net income per share — diluted						$0.23

Non-GAAP net income per share — diluted						$0.40

GAAP weighted average common shares — diluted						124,720

Non-GAAP weighted average common shares — diluted						124,720

	For the Three Months Ended June 30, 2010
				Other
		Operating	Operating	(Income)	Income Tax
(in thousands, except per share data)	Gross Margin	Expense	Income	Expense	Expense	Net Income
GAAP	$113,278	$79,039	$34,239	$4,394	$10,071	$19,774
Stock compensation expense	481	(5,272)	5,753	—		5,753
Acquisition costs, restructuring, and integration costs	—	(21)	21	—		21
Amortization of intangible assets	—	(9,022)	9,022	—		9,022
Non-cash interest expense	—	—	—	(2,884)		2,884
Gain on repurchase of debt	—	—	—	115		(115)
Tax related to items above	—	—	—	—	6,170	(6,170)
Adjustments of income tax valuation allowances, R&D credits, and other discrete tax items	—	—	—	—	351	(351)

Non-GAAP	$113,759	$64,724	$49,035	$1,625	$16,592	$30,818

GAAP net income per share — diluted						$0.15

Non-GAAP net income per share — diluted						$0.24

GAAP weighted average common shares — diluted						129,717

Non-GAAP weighted average common shares — diluted						129,717

	For the Six Months Ended June 30, 2010
				Other
		Operating	Operating	(Income)	Income Tax
(in thousands, except per share data)	Gross Margin	Expense	Income	Expense	Expense	Net Income
GAAP	$225,789	$157,595	$68,194	$7,995	$21,434	$38,765
Stock compensation expense	914	(9,360)	10,274	—		10,274
Acquisition costs, restructuring, and integration costs	—	(73)	73	—		73
Amortization of intangible assets	—	(18,043)	18,043	—		18,043
Non-cash interest expense	—	—	—	(5,767)		5,767
Gain on repurchase of debt	—	—	—	115		(115)
Tax related to items above	—	—	—	—	11,675	(11,675)
Adjustments of income tax valuation allowances, R&D credits, and other discrete tax items	—	—	—	—	(871)	871

Non-GAAP	$226,703	$130,119	$96,584	$2,343	$32,238	$62,003

GAAP net income per share — diluted						$0.30

Non-GAAP net income per share — diluted						$0.48

GAAP weighted average common shares — diluted						129,848

Non-GAAP weighted average common shares — diluted						129,848

In managing and reviewing our business performance, we exclude a number of items required by GAAP. Management believes that excluding these items is useful in understanding the trends and managing our operations. We provide these supplemental non-GAAP measures in order to assist the investment community to see ARRIS through the “eyes of management,” and therefore enhance understanding of ARRIS’ operating performance. These adjustments consist of:
•	Stock compensation expense — ARRIS records non-cash compensation expense related to grants of options and restricted stock. Depending upon the size, timing and the terms of the grants, this non-cash compensation expense may vary significantly.

•	Acquisition costs, restructuring, and integration costs — although these items or similar items might recur, they are of a nature and magnitude that identifying them separately provides investors with a greater ability to project ARRIS’ future performance.

•	Amortization of intangibles — non-cash amortization of the intangibles related to our acquisitions.

•	Non-cash interest expense — ARRIS records non-cash interest expense related to the convertible debt. Disclosing the non-cash component provides investors with the information regarding interest that will not be paid out in cash.

•	Adjustments of income taxes valuation allowances, R&D credits, and other discrete tax items — During the first quarter of 2011, a net tax benefit of approximately $3.6 million was recorded for state valuation allowances. During the first quarter of 2010, ARRIS recorded a discrete tax expense of $1.2 million related to state deferred tax assets. Included in the second quarter of 2010 was a net discrete tax benefit of $0.3 million attributable to certain federal deferred tax assets.
Significant Customers
The Company’s two largest customers (including their affiliates, as applicable) are Comcast and Time Warner Cable. Over the past year, certain customers’ beneficial ownership may have changed as a result of mergers and acquisitions. Therefore the revenue for ARRIS’ customers for prior periods has been adjusted to include the affiliates that are now under common control. A summary of sales to these customers for the three and six month periods ended June 30, 2011 and 2010 are set forth below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Comcast and affiliates	$67,314	$65,679	$140,247	$111,286
% of sales	25.3%	23.4%	26.3%	20.3%

Time Warner Cable and affiliates	$27,648	$52,896	$70,383	$93,961
% of sales	10.4%	18.9%	13.2%	17.2%
Comparison of Operations for the Three and Six Months Ended June 30, 2011 and 2010
Net Sales
The table below sets forth our net sales for the three and six months ended June 30, 2011 and 2010, for each of our segments (in thousands):

	Net Sales				Increase (Decrease) Between 2011 and 2010
	For the Three Months		For the Six Months		For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,		Ended June 30		Ended June 30
	2011	2010	2011	2010	$	%	$	%
Business Segment:
BCS	$201,844	$217,090	$408,474	$425,745	$(15,246)	(7.0)%	$(17,271)	(4.1)%
ATS	46,870	48,336	92,492	90,578	(1,466)	(3.0)%	1,914	2.1%
MCS	17,085	14,929	32,269	30,729	2,156	14.4%	1,540	5.0%

Total sales	$265,799	$280,355	$533,235	$547,052	$(14,556)	(5.2)%	$(13,817)	(2.5)%

The table below sets forth our domestic and international sales for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Net Sales				Increase (Decrease) Between 2011 and 2010
	For the Three Months		For the Six Months		For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,		Ended June 30		Ended June 30
	2011	2010	2011	2010	$	%	$	%
Domestic	$181,468	$187,742	$371,333	$345,647	$(6,274)	(3.3)%	$25,686	7.4%
International	84,331	92,613	161,902	201,405	(8,282)	(8.9)%	(39,503)	(19.6)%

Total sales	$265,799	$280,355	$533,235	$547,052	$(14,556)	(5.2)%	$(13,817)	(2.5)%

Broadband Communication Systems Net Sales 2011 vs. 2010
During the three and six months ended June 30, 2011, sales of our Broadband Communications Systems segment products decreased by approximately 7.0% and 4.1%, respectively, as compared to the same periods in 2010. Although we continue to experience strong demand for our CMTS products, we have reduced pricing on these products in order to remain competitive, resulting in lower revenue. In the second quarter of 2011, we began selling our new CMTS higher density downstream line cards and upgrade licenses, resulting in overall improvement in gross margin from the first quarter of 2011 to the second quarter of 2011.
Access, Transport & Supplies Net Sales 2011 vs. 2010
Sales in our Access, Transport and Supplies segment decreased by approximately 3.0% during the three months ended June 30, 2011, but increased by approximately 2.1% during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. The change is immaterial.
Media & Communication Systems Net Sales 2011 vs. 2010
During the three and six months ended June 30, 2011, sales in our Media & Communications Systems segment increased by approximately 14.4% and 5.0%, respectively, as compared to the same periods in 2010. Revenue in this segment varies as it is tied to customer acceptances and non linear orders.
Gross Margin
The table below sets forth our gross margin for the three and six months ended June 30, 2011 and 2010, for each of our reporting segments (in thousands):

	Gross Margin $				Increase (Decrease) Between 2011 and 2010
	For the Three Months		For the Six Months		For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,		Ended June 30		Ended June 30
	2011	2010	2011	2010	$	%	$	%
Business Segment:
BCS	$85,812	$92,805	$162,869	$187,479	$(6,993)	(7.5)%	$(24,610)	(13.1)%
ATS	11,332	13,149	22,316	22,851	(1,817)	(13.8)%	(535)	(2.3)%
MCS	9,754	7,324	18,659	15,459	2,430	33.2%	3,200	20.7%

Total	$106,898	$113,278	$203,844	$225,789	$(6,380)	(5.6)%	$(21,945)	(9.7)%

The table below sets forth our gross margin percentages for the three and six months ended June 30, 2011 and 2010, for each of our business segments:

	Gross Margin %				Increase (Decrease) Between 2011 and 2010
	For the Three Months		For the Six Months		For the Three Months	For the Six Months
	Ended June 30,		Ended June 30,		Ended June 30	Ended June 30
	2011	2010	2011	2010	Percentage Points
Business Segment:
BCS	42.5%	42.7%	39.9%	44.0%	(0.2)	(4.1)
ATS	24.2%	27.2%	24.1%	25.2%	(3.0)	(1.1)
MCS	57.1%	49.1%	57.8%	50.3%	8.0	7.5
Total	40.2%	40.4%	38.2%	41.3%	(0.2)	(3.1)
Broadband Communications Systems Gross Margin 2011 vs. 2010
Broadband Communications Systems segment gross margin percentage decreased during the three and six months ended June 30, 2011 as compared to the same periods in 2010. The gross margin in the first quarter of 2011 was 37.3% as compared to 45.4% in the first quarter of 2010. The decrease was the result of pricing reduction and product mix. In the second quarter of 2011, gross margin increased to 42.5% as compared to 37.3% in the first quarter of 2011. The increase was the result of the introduction of CMTS downstream capacity software licenses which have higher margins.
Access, Transport & Supplies Gross Margin 2011 vs. 2010
The Access, Transport & Supplies segment gross margin dollars and percentage decreased for the three and six month periods ended June 30, 2011, as compared to the same periods in 2010. Contributing to the decreases were the lower volume in the quarter, as well as product mix and pricing pressure associated with Supplies which were partially offset by improved margins associated with professional services during the first half of 2011.
Media & Communications Systems Gross Margin 2011 vs. 2010
Media & Communications Systems segment gross margin dollars and percentage increased year over year. The increase reflects higher Assurance product sales which have higher gross margins.
Operating Expenses
The table below provides detail regarding our operating expenses (in thousands):

	Operating Expenses				Increase (Decrease) Between 2011 and 2010
	For the Three Months		For the Six Months		For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,		Ended June 30		Ended June 30
	2011	2010	2011	2010	$	%	$	%
SG&A	$35,868	$34,458	$72,706	$69,576	$1,410	4.1%	$3,130	4.5%
Research & development	36,629	35,538	72,669	69,903	1,091	3.1%	2,766	4.0%
Restructuring charges	—	21	—	73	(21)	(100)%	(73)	(100)%
Amortization of intangibles	8,944	9,022	17,888	18,043	(78)	(0.9)%	(155)	(0.9)%

Total	$81,441	$79,039	$163,263	$157,595	$2,402	3.0%	$5,668	3.6%

Selling, General, and Administrative, or SG&A, Expenses
The year over year increase in SG&A expense reflects higher variable compensation costs and higher legal costs.
Research & Development Expenses
The year over year increase in R&D expenses reflects incremental start up costs related to new product and increased headcount, as we continued to aggressively invest in R&D.
Restructuring Charges
On a quarterly basis, we review our existing restructuring accruals and make adjustments if necessary. For the three and six month periods ending June 30, 2011, we did not have any restructuring charges. For the three and six month periods ending June 30, 2010, restructuring charges were $21 thousand and $73 thousand, respectively.
Amortization of Intangibles
Intangibles amortization expense for the three months ended June 30, 2011 and 2010 was $8.9 million and $9.0 million, respectively. For the six months ended June 30, 2011 and 2010, intangible amortization expense was $17.9 million and $18.0 million, respectively. Our intangible expense is related to the acquisitions of Digeo, Inc. in October 2009, EG Technologies in September 2009, Auspice Corporation in August 2008 and C-COR Inc. in December 2007.
Goodwill Impairment
Goodwill relates to the excess of cost over the fair value of net assets resulting from an acquisition. Our goodwill is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset is more likely than not impaired. During the three and six months ended June 30, 2011 and 2010, no indicators of impairment existed and, therefore, no impairment charges were recorded.
Based on our most recent annual goodwill impairment assessment performed as of October 1, 2010, we determined that our BCS, ATS, and MCS reporting units were not at risk of failing step one of the goodwill impairment test. However, our MCS reporting unit valuation included assumptions and estimates of cash flows, including probability weighted cash flows conditional upon favorable outcome of litigation we are currently pursuing against another company (see Part II, Item 1, “Legal Proceedings”). Excluding the discrete contingent cash flows, our MCS reporting unit was at risk of failing step one of the goodwill impairment test, and is therefore at risk of a future impairment in the event of significant unfavorable changes in the forecasted cash flows or the key assumptions used in our analysis, including the weighted average cost of capital (discount rate) and growth rates utilized in the discounted cash flow analysis. Further, upon a favorable settlement and recovery or an unfavorable outcome with no settlement proceeds, no future value would exist related to such contingent cash flows, and as a result the MCS reporting unit may be at risk of failing step one of the impairment test. As of June 30, 2011, the litigation had yet to be resolved.
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
Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of the reporting unit may include such items as the following:
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
Other Expense (Income)
Interest Expense
Interest expense for the three months ended June 30, 2011 and 2010 was $4.2 million and $4.8 million respectively. For the six months ended June 30, 2011 and 2010, interest expense was $8.4 million and $9.2 million respectively. Interest expense reflects the amortization of deferred finance fees and the non-cash interest component of our convertible subordinated notes, interest paid on the notes, capital leases and other debt obligations.
Interest Income
Interest income during the three months ended June 30, 2011 and 2010 was $0.9 million and $0.7 million, respectively. During the six months ended June 30, 2011 and 2010, interest income was $1.7 million and $1.1 million, respectively. The income reflects interest earned on cash, cash equivalents and short-term investments.
Loss in Foreign Currency
During the three months and six months ended June 30, 2011, we recorded a foreign currency loss of approximately $0.1 million and $1.0 million, respectively. During the three months and six months ended June 30, 2010, we recorded a foreign currency loss of approximately $0.5 million and $0.2 million, respectively. We have certain international customers who are billed in their local currency, primarily the euro. To mitigate the volatility related to fluctuations in the foreign exchange rates, we may enter into various foreign currency contracts. The loss (gain) on foreign currency is driven by the fluctuations in the foreign currency exchanges rates, primarily the euro.
Other Expense (Income)
Other income for the three months ended June 30, 2011 and 2010 was $0.4 million and $0.1 million, respectively. For the six months ended June 30, 2011 and 2010, other income was $0.5 million and $0.2 million, respectively.
Income Taxes
In the three and six months ended June 30, 2011, we recorded income tax expense of $6.1 million and $5.9 million, respectively, as compared to $10.1 million and $21.4 million, respectively in the same periods in 2010. In the first quarter of 2011, the Company implemented certain legal entity changes to reduce complexity and simplify our corporate organizational structure and tax accounting provision process. As a result, approximately

$3.6 million of valuation allowances related to state deferred tax assets, generated primarily from net operating losses, were reversed as we concluded it was more likely than not that we will now be able to utilize the deferred tax assets in future periods. In the first half of 2010, adjustments to certain Federal and State deferred tax assets, mostly attributable to state net operating losses, resulted in a net discrete tax expense of $0.9 million.
The Company anticipates that the effective income tax rate for full year 2011, excluding discrete items, will be slightly below 30%.
Financial Liquidity and Capital Resources
Overview
One of our key strategies is to maintain and improve our capital structure. The key metrics we focus on are summarized in the table below:
Liquidity & Capital Resources Data

	Six Months Ended June 30,
	2011	2010
	(in thousands, except DSO and turns)
Key Working Capital Items
Cash provided by operating activities	$27,809	$83,407
Cash, cash equivalents, and short-term investments	$591,535	$663,353
Accounts receivable, net	$152,436	$139,673
Days Sales Outstanding (“DSOs”)	48	47
Inventory	$113,020	$78,830
Inventory turns	6.1	7.4

Convertible notes at face value	$237,050	$256,050
Convertible notes at book value	$208,336	$212,914

Capital Expenditures	$12,547	$10,265
In managing our liquidity and capital structure, we have been and are focused on key goals, and we have and will continue in the future to implement actions to achieve them. They include:
•	Liquidity — ensure that we have sufficient cash resources or other short term liquidity to manage day to day operations

•	Growth — implement a plan to ensure that we have adequate capital resources, or access thereto, to fund internal growth and to execute acquisitions while retiring our convertible notes in a timely fashion.

•	Share repurchases — opportunistically repurchase our common stock.
Accounts Receivable & Inventory
We use the number of times per year that inventory turns over (based upon sales for the most recent period, or turns) to evaluate inventory management, and days sales outstanding, or DSOs, to evaluate accounts receivable management.
Accounts receivable increased and DSOs remained relatively flat during the first six months of 2011 as compared to 2010 as a result of payment patterns of our customers. Looking forward, it is possible that our DSOs may increase dependent upon our customer mix and payment patterns, particularly if international sales increase.
Inventory at the end of the second quarter 2011 was $34.2 million higher than the end of the second quarter in 2010. Inventory turns in the first six months of 2011 were 6.1 as compared to 7.4 in the same period of 2010.

The increase in inventory was primarily related to an increase in BCS inventory levels to ensure adequate supply and as a result of the introduction of our Media Gateway.
Summary of Current Liquidity Position and Potential for Future Capital Raising
We believe our current liquidity position, where we have approximately $591.5 million of cash, cash equivalents, and short-term investments on hand as of June 30, 2011, together with the prospects for continued generation of cash from operations are adequate for our short- and medium-term business needs. We may in the future elect to repurchase additional shares of our common stock or convertible notes. In addition, a key part of our overall long-term strategy may be implemented through additional acquisitions, and a portion of these funds may be used for that purpose. Should our available funds be insufficient for those purposes, it is possible that we will raise capital through private, or public, share or debt offerings.
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
In May 2011, the share repurchase authorization amount under the 2009 plan was exhausted. In the second quarter of 2011, the Board authorized a new plan for the Company to purchase up to $150 million of the Company’s common stock. During the quarter, ARRIS repurchased approximately 5.1 million shares of the Company’s common stock at an average price of $11.37 per share for an aggregate consideration of approximately $57.6 million.
As of June 30, 2011, the remaining authorized amount for future repurchases was $123.0 million.
Commitments
Our contractual obligations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010. There has been no material change to our contractual obligations during the first six months of 2011.
Off-Balance Sheet Arrangements
We do not have any material off-balance sheet arrangements.
Cash Flow
Below is a table setting forth the key line items of our Consolidated Statements of Cash Flows (in thousands):

	For the Six Months Ended
	June 30,
	2011	2010
Cash provided by operating activities	$27,809	$83,407
Cash provided by (used in) investing activities	24,086	(185,954)
Cash used in financing activities	(44,735)	(27,086)

Net increase (decrease) in cash	$7,160	$(129,633)

Operating Activities:
Below are the key line items affecting cash provided by operating activities (in thousands):

	For the Six Months Ended
	June 30,
	2011	2010
Net income	$28,254	$38,765
Adjustments to reconcile net income to cash provided by operating activities	31,438	40,686

Net income including adjustments	59,692	79,451
(Increase) decrease in accounts receivable	(26,503)	3,743
(Increase) decrease in inventory	(11,257)	17,021
Decrease in accounts payable and accrued liabilities	(15,480)	(19,623)
All other — net	21,357	2,815

Cash provided by operating activities	$27,809	$83,407

     Net Income Including Adjustments
Net income, including adjustments, decreased $19.8 million during the first six months of 2011 as compared to 2010. Our net income before adjustments to net income decreased approximately $10.5 million in the first six months of 2011 as compared to 2010, primarily reflecting lower sales and gross margin year over year. The adjustments to reconcile net income to cash provided by operating activities in total remained relatively the same year over year but had one primary difference within the total. Net deferred tax assets increased by $11.4 million during the first six months of 2011 as compared to a net increase in the net deferred tax assets of $2.3 million during the first six months of 2010.
     Change in Accounts Receivable
Accounts receivable increased by $26.5 million in the first six months of 2011. This increase was primarily related to our billing pattern during the quarter, in which higher billing occurred toward the end of the period. Account receivable decreased by $3.7 million in the first six months of 2010.
     Change in Inventory
Inventory increased by $11.3 million in the first six months of 2011. The increase was due primarily to an effort to ensure supply of our BCS product offerings. Inventory decreased by $17.0 million in the first six months of 2010. The decrease was due primarily to timing of purchases and an effort to reduce our inventory levels.
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
Investing Activities:
Below are the key line items affecting investing activities (in thousands):

	For the Six Months Ended
	June 30,
	2011	2010
Capital expenditures	(12,547)	$(10,265)
Cash proceeds from sale of property, plant and equipment	43	243
Purchases of short-term investments	(142,841)	(231,086)
Sales of short-term investments	179,431	55,154

Cash provided by (used in) investing activities	$24,086	$(185,954)

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
Purchases and Sales of Short-Term Investments— These represent purchases and disposals of short-term securities.
Financing Activities:
Below are the key line items affecting our financing activities (in thousands):

	For the Six Months Ended
	June 30,
	2011	2010
Payment of debt obligations	$—	$(74)
Early redemption of long-term debt	—	(4,800)
Repurchase of common stock	(57,647)	(23,685)
Excess income tax benefits from stock-based compensation plans	3,247	2,647
Repurchase of shares to satisfy employee tax withholdings	(8,245)	(6,425)
Fees and proceeds from issuance of common stock, net	17,910	5,251

Cash used in financing activities	$(44,735)	$(27,086)

Payment of Debt Obligation — This represents the payment of the short term loan to the Pennsylvania Industrial Development Authority (PIDA) for the cost of expansion of the facility in State College, Pennsylvania. The debt was repaid in 2010.
Early Redemption of Long-Term Debt — During the second quarter of 2010, we purchased $5.0 million of face value of the convertible debt for approximately $4.8 million. The Company also wrote off approximately $49 thousand of deferred finance fees associated with the portion of the notes acquired. As a result, the Company realized a gain of approximately $115 thousand on the retirement of the notes.
Repurchase of Common Stock — During the first quarter of 2009, ARRIS’ Board of Directors authorized a plan for the Company to repurchase up to $100 million of the Company’s common stock. The Company did not repurchase any shares under the plan during 2009. During the first six months of 2010, ARRIS repurchased 2.2 million shares of the Company’s common stock at an average price of $10.99 per share for an aggregate consideration of approximately $23.7 million.
ARRIS did not purchase any shares in the first quarter of 2011. In May 2011, the share repurchase authorization amount under the 2009 plan was exhausted. In the second quarter of 2011, the Board authorized a new plan for the Company to purchase up to $150 million of the Company’s common stock. During the second quarter of 2011, ARRIS repurchased approximately 5.1 million shares of the Company’s common stock at an average price of $11.37 per share for an aggregate consideration of approximately $57.6 million.
As of June 30, 2011, the remaining authorized amount for future repurchases was $123.0 million.
Excess Income Tax Benefits from Stock-Based Compensation Plans — This represents the cash that otherwise would have been paid for income taxes if increases in the value of equity instruments also had not been deductible in determining taxable income.
Repurchase of Shares to Satisfy Employee Tax Withholdings -This represents the minimum shares withheld to satisfy the tax withholding when restricted stock vests.
Fees and Proceeds from Issuance of Common Stock, Net — Represents cash proceeds related to the exercise of stock options, offset by expenses paid related to issuance of common stock.

Interest Rates
As of June 30, 2011, we did not have any floating rate indebtedness or outstanding interest rate swap agreements.
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
ARRIS executes letters of credit in favor of certain landlords and vendors to guarantee performance on lease and insurance contracts. Additionally, we have cash collateral account agreements with our financial institutions as security against potential losses with respect to our foreign currency hedging activities. The letters of credit and cash collateral accounts are reported as restricted cash. As of June 30, 2011 and December 31, 2010, we had approximately $3.6 million and $4.9 million outstanding, respectively, of cash collateral.
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
From time to time, we held certain investments in the common stock of publicly-traded companies, which were classified as available-for-sale. As of June 30, 2011 and December 31, 2010 our holdings in these investments were $7.3 million and $5.8 million, respectively. Changes in the market value of these securities are recorded in other comprehensive income and gains or losses on related sales of these securities are recognized in income (loss).
ARRIS holds an investment in a private company. This investment is recorded using the cost method, which was $4.0 million as of June 30, 2011 and December 31, 2010. Due to the fact the investment is in a private company, we are exempt from estimating the fair value on an interim basis. However, ARRIS is required to estimate the fair value if there has been an identifiable event or change in circumstance that may have a significant adverse effect on the fair value of the investment. Each quarter, we evaluate our investment for any other-than-temporary impairment, by reviewing the current revenues, bookings and long-term plan of the private company.
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
Capital Expenditures
Capital expenditures are made at a level designed to support the strategic and operating needs of the business. ARRIS’ capital expenditures were $12.5 million in the first six months of 2011 as compared to $10.3 million in the first six months of 2010. Management expects to invest approximately $25 million in capital expenditures for the fiscal year 2011.
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
Our critical accounting policies and estimates are disclosed in our Form 10-K for the year ended December 31, 2010, as filed with the SEC. Our critical accounting estimates have not changed in any material respect during the six months ended June 30, 2011.
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
PACid v. BestBuy et al. Civil Action No. 10-cv-00370, Eastern District of Texas. In July 2010, PACid filed suit against 87 companies, including ARRIS, alleging infringement of two US patents, nos. 5963646 and 6049612, related to methods of encryption. ARRIS has been dismissed from this case on 24th of May, 2011.
ARRIS v. British Telecom & British Telecom v. Cox and Cable One. 1:09-CV-0671, U.S. District Court, Northern District of Georgia; C.A. No. 10-658 (SLR), U.S. District Court, District of Delaware; 1:11-CV-01231, U.S. District Court, Northern District of Georgia. In March 2009, ARRIS filed a complaint for Declaratory Judgment against British Telecom (BT) seeking to invalidate four BT patents, nos. 5,142,532, 5,526,350, 6,538,989 and 6,665,264, and seeking a declaration that neither ARRIS’ products, nor their use by ARRIS’ customers, infringe the four BT patents related to various network features. This suit was in response to the assertion by BT (via its agent, IPValue), that ARRIS’ products and/or their use by ARRIS’ customers infringed the four BT patents. On appeal of a ruling regarding standing, ARRIS prevailed at the Federal Circuit, resulting in the Georgia case moving forward. In August 2010, BT sued Cox and Cable One in Delaware alleging infringement of the four BT patents. Cox and Cable One have requested ARRIS (and other suppliers) to provide indemnification. The BT complaint requests unspecified damages. On June 10, 2011, Cox and CableOne sought a stay of the Delaware case pending the outcome of the Georgia case. In April, 2011, ARRIS filed a second complaint in the Northern District of Georgia for Declaratory Judgment against BT seeking a finding of non-infringement or invalidity on four additional BT patents, nos. 5,790,643, 5,923,247, 6,205,216 and 6,473,742. It is premature to assess the likelihood of a favorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify Cable One and Cox, pay royalties and/or cease utilizing certain technology.
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
Our performance is dependent on customers’ capital spending for constructing, rebuilding, maintaining or upgrading broadband communications systems. Capital spending in the telecommunications industry is cyclical and can be curtailed or deferred on short notice. A variety of factors affect the amount of capital spending, and, therefore, our sales and profits, including:
•	general economic conditions;

•	customer specific financial or stock market conditions;

•	availability and cost of capital;

•	governmental regulation;

•	demands for network services;

•	competition from other providers of broadband and high speed services;

•	acceptance of new services offered by our customers; and

•	perceived trends or uncertainties in these factors.
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
The markets for broadband communication systems are extremely competitive and dynamic, requiring the companies that compete in these markets to react quickly and capitalize on change. This requires us to retain skilled and experienced personnel as well as to deploy substantial resources toward meeting the ever-changing demands of the industry. We compete with national and international manufacturers, distributors and wholesalers including many companies that are larger than we are. Our major competitors include:
•	Aurora Networks

•	BigBand Networks

•	Casa Systems, Inc.

•	Cisco Systems, Inc.

•	Commscope, Inc.

•	Concurrent Computer Corporation

•	Ericsson (TandbergTV)

•	Harmonic, Inc.

•	Motorola, Inc.

•	SeaChange, Inc.

•	SMC Networks

•	Technicolor, Inc.

•	TVC Communications, Inc.

•	Ubee Interactive, Inc
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
Our two largest customers (including their affiliates, as applicable) are Comcast and Time Warner Cable. For the six months ended June 30, 2011, sales to Comcast accounted for approximately 26.3% and sales to Time Warner Cable accounted for approximately 13.2% of our total revenue. The loss of either of these customers, or one of our other large customers, or a significant reduction in the products or services provided to any of them, would have a material adverse impact on our business. For each of these customers, we also are one of their largest suppliers. As a result, if from time-to-time customers elect to purchase products from our competitors in order to diversify their supplier base and to dual-source key products or to curtail purchasing due to budgetary or market conditions, such decisions could have material consequences to our business. In addition, because of the magnitude of our sales to these customers the terms and timing of our sales are heavily negotiated, and even minor changes can have a significant impact upon our business.
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
We have substantial goodwill.
Our financial statements reflect substantial goodwill, approximately $233.4 million as of June 30, 2011, that was recognized in connection with the acquisitions that we have made. We annually (and more frequently if changes in circumstances indicate that the asset may be impaired) review the carrying amount of our goodwill in order to determine whether it has been impaired for accounting purposes. In general, if the fair value of the corresponding reporting unit’s goodwill is less that the carrying value of the goodwill, we record an impairment charge. The determination of fair value is dependent upon a number of factors, including assumptions about future cash flows and growth rates that are based on our current and long-term business plans. No goodwill impairment was recorded in 2009, 2010, or the first six months of 2011. We recorded a non-cash goodwill impairment charge of $128.9 million and $80.4 million related to the ATS and MCS reporting units, respectively, during the fourth quarter of 2008. As the ongoing expected cash flows and carrying amounts of our remaining goodwill are assessed, changes in the economic conditions, changes to our business strategy, changes in operating performance or other indicators of impairment could cause us to realize additional impairment charges in the future. For additional information, see the discussion under Critical Accounting Policies in Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the United States Securities and Exchange Commission (“SEC”).
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
The level of software sales in our BCS segment is expected to increase. In the second quarter of 2011, we began to deliver software upgrades for our CMTS line cards.
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

Dated: August 5, 2011