Form 10-Q
period 2011-09-30
ARRIS GROUP INC
filed 2011-11-04
CIK 1141107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

For the quarter ended September 30, 2011

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

ARRIS is required to submit electronically and post on its corporate website interactive data files required to be submitted and posted pursuant to Rule 405 of Regulation S-T.

As of October 31, 2011, 117,887,217 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

ARRIS GROUP, INC.

FORM 10-Q

For the Three and Nine Months Ended September 30, 2011

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED FINANCIAL STATEMENTS (unaudited)

ARRIS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data) (unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$354,659	$353,121
Short-term investments, at fair value	220,318	266,981

Total cash, cash equivalents and short-term investments	574,977	620,102
Restricted cash	3,647	4,937
Accounts receivable (net of allowances for doubtful accounts of $1,640 in 2011 and $1,649 in 2010)	165,821	125,933
Other receivables	5,296	6,528
Inventories (net of reserves of $15,975 in 2011 and $16,316 in 2010)	116,769	101,763
Prepaids	10,692	9,237
Current deferred income tax assets	24,239	19,819
Other current assets	21,695	33,054

Total current assets	923,136	921,373
Property, plant and equipment (net of accumulated depreciation of $126,387 in 2011 and $109,267 in 2010)	57,619	56,306
Goodwill	233,430	234,964
Intangible assets (net of accumulated amortization of $253,511 in 2011 and $226,679 in 2010)	141,784	168,616
Investments	47,221	31,015
Noncurrent deferred income tax assets	9,637	6,293
Other assets	5,400	5,520

	$1,418,227	$1,424,087

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,918	$50,736
Accrued compensation, benefits and related taxes	25,320	28,778
Accrued warranty	2,933	2,945
Deferred revenue	39,094	31,625
Other accrued liabilities	19,653	18,847

Total current liabilities	125,918	132,931
Long-term debt	206,825	202,615
Accrued pension	17,989	17,213
Noncurrent income tax liability	22,471	17,702
Noncurrent deferred income tax liabilities	21,117	29,151
Other noncurrent liabilities	16,253	15,406

Total liabilities	410,573	415,018

Stockholders’ equity:
Preferred stock, par value $1.00 per share, 5.0 million shares authorized; none issued and outstanding	-	-
Common stock, par value $0.01 per share, 320.0 million shares authorized; 117.9 million and 120.8 million shares issued and outstanding in 2011 and 2010, respectively	1,446	1,409
Capital in excess of par value	1,237,852	1,206,157
Treasury stock at cost, 26.5 million and 19.8 million shares in 2011 and 2010, respectively	(220,034)	(145,286)
Accumulated deficit	(5,639)	(47,606)
Unrealized gain on marketable securities (net of accumulated tax effect of $14 and $224 in 2011 and 2010, respectively)	26	392
Unfunded pension liability (net of accumulated tax effect of $662 in 2011 and 2010)	(5,813)	(5,813)
Cumulative translation adjustments	(184)	(184)

Total stockholders’ equity	1,007,654	1,009,069

	$1,418,227	$1,424,087

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data and percentages) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales:
Products	$238,590	$242,167	$702,171	$730,487
Services	35,784	32,119	105,438	90,851

Total net sales	274,374	274,286	807,609	821,338
Cost of sales:
Products	156,869	157,510	449,882	449,203
Services	17,381	14,789	53,759	44,359

	174,250	172,299	503,641	493,562

Gross margin	100,124	101,987	303,968	327,776

Operating expenses:
Selling, general and administrative expenses	35,695	33,913	108,401	103,489
Research and development expenses	36,065	35,138	108,734	105,041
Restructuring charges	969	–	969	73
Amortization of intangible assets	8,944	8,970	26,832	27,013

Total operating expenses	81,673	78,021	244,936	235,616
Operating income	18,451	23,966	59,032	92,160
Other expense (income):
Interest expense	4,277	4,533	12,681	13,728
Loss (gain) on investments	253	(369)	(504)	(401)
Interest income	(775)	(399)	(2,438)	(1,468)
Loss (gain) on foreign currency	(841)	94	125	283
Loss (gain) on debt retirement	19	(263)	19	(378)
Other (income) expense , net	(150)	280	(681)	107

Income from operations before income taxes	15,668	20,090	49,830	80,289
Income tax expense	1,955	6,048	7,863	27,482

Net income	$13,713	$14,042	$41,967	$52,807

Net income per common share:
Basic	$0.11	$0.11	$0.35	$0.42

Diluted	$0.11	$0.11	$0.34	$0.41

Weighted average common shares:
Basic	119,283	125,237	121,115	125,927

Diluted	121,237	127,638	123,549	129,103

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Operating activities:
Net income	$41,967	$52,807
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,550	16,893
Amortization of intangible assets	26,832	27,013
Stock compensation expense	16,947	16,058
Deferred income tax provision (benefit)	(15,487)	2,598
Amortization of deferred finance fees	487	527
Provision for doubtful accounts	(1)	83
Gain on investments	(504)	(401)
Loss on disposal of fixed assets	6	369
Excess income tax benefits from stock-based compensation plans	(2,989)	(2,683)
Non-cash interest expense	8,604	8,548
Loss (gain) on debt retirement	19	(378)
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(39,887)	9,710
Other receivables	(17)	2,760
Inventories	(15,006)	6,648
Income taxes payable and recoverable	17,953	(14,173)
Accounts payable and accrued liabilities	(6,332)	(42,226)
Prepaids and other, net	2,129	11,788

Net cash provided by operating activities	52,271	95,941

Investing activities:
Purchases of property, plant and equipment	(18,948)	(17,127)
Cash proceeds from sale of property, plant and equipment	70	243
Purchases of short-term investments	(228,104)	(331,547)
Sales of short-term investments	260,227	159,914

Net cash provided by (used in) investing activities	13,245	(188,517)

Financing activities:
Payment of debt obligations	–	(112)
Early redemption of long-term debt	(4,984)	(18,331)
Repurchase of common stock	(74,748)	(39,288)
Excess income tax benefits from stock-based compensation plans	2,989	2,683
Repurchase of shares to satisfy tax withholdings	(8,260)	(6,422)
Proceeds from issuance of common stock, net	21,025	5,375

Net cash used in financing activities	(63,978)	(56,095)

Net increase (decrease) in cash and cash equivalents	1,538	(148,671)
Cash and cash equivalents at beginning of period	353,121	500,565

Cash and cash equivalents at end of period	$354,659	$351,894

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

Note 2. Impact of Recently Issued Accounting Standards

In September 2011, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance intended to simplify goodwill impairment testing. Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether a quantitative assessment is necessary. This guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company is evaluating early adoption in conjunction with the Company’s annual goodwill test performed as of October 1, 2011. The adoption of this guidance will not have a material impact on our financial statements.

In June 2011, FASB issued guidance regarding the presentation of comprehensive income. This guidance requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance is effective on a retrospective basis for the interim and annual periods ending on or after December 15, 2011. The adoption of this guidance will not have a significant impact on the Company’s consolidated financial statements.

In May 2011, FASB issued amendments to some fair value measurement principles and disclosure requirements for fair value measurements. The provisions of this guidance are effective for the interim and annual periods ending on or after December 15, 2011. The adoption of this guidance will not have a significant impact on the Company’s consolidated financial statements.

Note 3. Investments

ARRIS’ investments as of September 30, 2011 and December 31, 2010 consisted of the following (in thousands):

	As of September 30, 2011	As of December 31, 2010
Current Assets:
Available-for-sale securities	$220,318	$266,981

Noncurrent Assets:
Available-for-sale securities	43,221	27,015
Cost method investments	4,000	4,000

	47,221	31,015

Total	$267,539	$297,996

ARRIS’ investments in debt and marketable equity securities are categorized as available-for-sale. The Company currently does not hold any held-to-maturity securities. Realized gains and losses on trading securities and available-for-sale securities are included in net income. Unrealized gains and losses on available-for-sale securities are included in our consolidated balance sheet as a component of accumulated other comprehensive income (loss). The total losses (gains) included in the accumulated other comprehensive income related to available-for-sale securities were $0.6 million and $(0.6) million as of September 30, 2011 and December 31, 2010, respectively. The amortized cost basis of the Company’s investments approximates fair value.

As of September 30, 2011 and December 31, 2010, ARRIS’ cost method investment is an investment in a private company, which is recorded at cost of $4.0 million. In the third quarter of 2010, the private company raised additional financing at the same price and terms on which ARRIS had invested. Each quarter ARRIS evaluates its investment for any other-than-temporary impairment, by reviewing the current revenues, bookings and long-term plan of the private company. As of September 30, 2011, ARRIS believes there has been no other-than-temporary impairment but will continue to evaluate the investment for impairment. Due to the fact the investment is in a private company, ARRIS is exempt from estimating the fair value on an interim basis. However, ARRIS is required to estimate the fair value if there has been an identifiable event or change in circumstance that may have a significant adverse effect on the fair value of the investment.

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

The following table presents the Company’s investment assets measured at fair value on a recurring basis as of September 30, 2011 (in thousands):

	Level 1	Level 2	Level 3	Total
Current investments	$–	$220,318	$–	$220,318
Noncurrent investments	5,596	37,625	–	43,221
Foreign currency contracts – asset position	1,769	–	–	1,769
Foreign currency contracts – liability position	324	–	–	324

All of the Company’s short-term and long-term investments are classified within Level 1 or Level 2 of the fair value hierarchy as they are valued using quoted market prices, market prices for similar securities, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include the Company’s investment in money market funds, mutual funds, and public company securities. Such instruments are generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on other observable inputs include the Company’s cash surrender value of company-owned life insurance, corporate obligations and bonds, commercial paper and certificates of deposit. Such instruments are classified within Level 2 of the fair value hierarchy. See Note 3 and Note 5 for further information on the Company’s investments and derivative instruments.

All of the Company’s foreign currency contracts are over-the-counter instruments. There is an active market for these instruments, and, therefore, they are classified as Level 1 in the fair value hierarchy. The Company has a master netting agreement with the primary counterparty to the derivative instruments. This agreement allows for the net settlement of assets and liabilities arising from different transactions with the same counterparty.

Note 5. Derivative Instruments and Hedging Activities

ARRIS has certain international customers that are billed in their local currency. Changes in the exchange rates may affect the Company’s results of operations and financial condition. When deemed appropriate, ARRIS enters into various derivative transactions to enhance its ability to manage the volatility relating to these foreign exchange exposures. The Company does not hold or issue derivative instruments for trading or other speculative purposes. The Company’s derivative instruments are recorded in the Consolidated Balance Sheets at their fair values. The Company’s derivative instruments are not designated as hedges, and, accordingly, all changes in the fair value of the instruments are recognized as a loss (gain) on foreign currency in the Consolidated Statements of Operations. The maximum time frame for ARRIS’ derivatives is currently less than 12 months. Derivative instruments that are subject to master netting arrangements are not offset in the Consolidated Balance Sheets.

The fair values of ARRIS’ derivative instruments recorded in the Consolidated Balance Sheet as of September 30, 2011 and December 31, 2010 were as follows (in thousands):

	As of September 30, 2011		As of December 31, 2010

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts – asset derivatives	Other current assets	$1,769	Other current assets	$607

Foreign exchange contracts – liability derivatives	Other accrued liabilities	$324	Other accrued liabilities	$828

The change in the fair values of ARRIS’ derivative instruments recorded in the Consolidated Statements of Operations during the three and nine months ended September 30, 2011 and 2010 were as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,

	Statement of Operations Location	2011	2010	2011	2010
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Loss (gain) on foreign currency	$(2,178)	$2,015	$836	$23

Note 6. Pension Benefits

Components of Net Periodic Pension Cost (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010
Service cost	$77	$68	$234	$205
Interest cost	536	529	1,606	1,585
Expected gain on plan assets	(406)	(380)	(1,218)	(1,140)
Amortization of prior service cost	–	65	–	195
Amortization of net loss	72	70	216	210

Net periodic pension cost	$279	$352	$838	$1,055

Employer Contributions

No minimum funding contributions are required in 2011 under the Company’s defined benefit plan. However, the Company made voluntary contributions to the plan of approximately $21 thousand and $63 thousand for the three and nine months ended September 30, 2011, respectively. Additionally, the Company has established two rabbi trusts to fund the Company’s pension obligations under the non-qualified plan of the Chief Executive Officer and certain executive officers. The balance of these rabbi trust assets as of September 30, 2011 and December 31, 2010 was approximately $13.8 million and $13.3 million respectively, and are included in Investments on the Consolidated Balance Sheets.

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

Information regarding the changes in ARRIS’ aggregate product warranty liabilities for the nine months ended September 30, 2011 was as follows (in thousands):

Balance at December 31, 2010	$5,340
Accruals related to warranties (including changes in estimates)	1,803
Settlements made (in cash or in kind)	(1,618)

Balance at September 30, 2011	$5,525

Note 8.   Restructuring Charges

ARRIS has restructuring accruals representing contractual obligations that relate to excess leased facilities and equipment. Payments will be made over their remaining lease terms through 2014, unless terminated earlier (in thousands):

Balance as of December 31, 2010	$1,517
Q1 2011 payments	(93)
Q2 2011 payments	(94)
Q3 2011 payments	(93)

Balance as of September 30, 2011	$1,237

During the third quarter of 2011, the Company implemented a restructuring initiative to align its workforce and operating costs with current business opportunities. The total estimated cost of this one-time termination benefits was approximately $1.0 million. ARRIS expects the remaining payments to be made in the fourth quarter of 2011 (in thousands):

Balance as of December 31, 2010	$-
Q3 2011 restructuring charges	969
Q3 2011 payments	(670)

Balance as of September 30, 2011	$299

Note 9.   Inventories

Inventories are stated at the lower of average cost, approximating first-in, first-out, or market. The components of inventory were as follows, net of reserves (in thousands):

	September 30, 2011	December 31, 2010
Raw materials	$20,295	$19,053
Work in process	3,853	4,176
Finished goods	92,621	78,534

Total inventories, net	$116,769	$101,763

Note 10.   Property, Plant and Equipment

Property, plant and equipment, at cost, consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Land	$2,612	$2,612
Building and leasehold improvements	24,627	23,580
Machinery and equipment	156,767	139,381

	184,006	165,573
Less: Accumulated depreciation	(126,387)	(109,267)

Total property, plant and equipment, net	$57,619	$56,306

Note 11.   Convertible Senior Notes

In 2006, the Company issued $276.0 million of 2% convertible senior notes due 2026. The notes are convertible, at the option of the holder, based on a conversion rate, subject to adjustment, of 62.1504 shares per $1,000 principal amount (which represents a conversion price of approximately $16.09 per share of our common stock), into cash up to the principal amount and, if applicable, shares of the Company’s common stock, cash or a combination thereof for any excess. The notes may be converted during any calendar quarter in which the closing price of ARRIS’ common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect at that time (which, based on the current conversion price, would be $19.31) and upon the occurrence of certain other events. Upon conversion, the holder will receive the principal amount in cash and an additional payment, in either cash or stock at the option of the Company. The additional payment will be based on a formula which calculates the difference between the conversion rate ($16.09) and the market price at the date of the conversion. As of November 4, 2011, the notes could not be converted by the holders thereof. Interest is payable on May 15 and November 15 of each year. The Company may redeem the notes at any time on or after November 15, 2013, subject to certain conditions. In addition, the holders may require the Company to purchase all or a portion of their convertible notes on or after November 13, 2013. There are no significant financial covenants related to the notes.

During the third quarter of 2011, the Company acquired $5.0 million face value of the notes for approximately $5.0 million. The Company allocated $2 thousand to the reacquisition of the equity component of the notes. The Company also wrote off approximately $33 thousand of deferred finance fees associated with the portion of the notes acquired. As a result, the Company realized a loss of approximately $19 thousand on the retirement of the notes.

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

	September 30, 2011	December 31, 2010

Carrying amount of the equity component	$48,209	$48,527

Principal amount of the liability component	$232,050	$237,050
Unamortized discount	(25,225)	(34,435)

Net carrying amount of the liability component	$206,825	$202,615

The following table presents the contractual interest coupon and the amortization of the discount on the equity component related to the notes during the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Contractual interest recognized	$1,175	$1,253	$3,546	$3,854
Amortization of discount	2,883	2,781	8,604	8,548

The effective annual interest rate on the debt component is 7.93%.

The Company paid approximately $7.8 million of finance fees related to the issuance of the notes. Of the $7.8 million, approximately $5.3 million was attributed to the debt component and $2.5 million was attributed to the equity component of the convertible debt instrument. The portion related to the debt component is being amortized over seven years. The remaining balance of unamortized financing costs from these notes as of

September 30, 2011 and December 31, 2010 was $1.4 million and $1.9 million, respectively.

The Company has not paid cash dividends on its common stock since its inception.

Note 12.   Comprehensive Income

Total comprehensive income represents the net change in stockholders’ equity during a period from sources other than transactions with stockholders. For ARRIS, the components of comprehensive income include the unrealized gain on marketable securities. The components of comprehensive income for the three and nine months ended September 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010
Net income	$13,713	$14,042	$41,967	$52,807
Changes in the following equity accounts:
Unrealized loss on marketable securities	(1,504)	(590)	(366)	(402)

Comprehensive income	$12,209	$13,452	$41,601	$52,405

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

The table below represents information about the Company’s reporting segments for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Business Segment:
BCS:
Sales	$203,591	$203,772	$612,066	$629,516
Gross Margin	75,888	75,830	238,757	263,309

ATS:
Sales	54,197	47,602	146,688	138,181
Gross Margin	13,737	12,496	36,053	35,347

MCS:
Sales	16,586	22,912	48,855	53,641
Gross Margin	10,499	13,661	29,158	29,120

Total :
Sales	$274,374	$274,286	$807,609	$821,338
Gross Margin	$100,124	$101,987	$303,968	$327,776

Note 14.   Sales Information

The Company’s two largest customers (including their affiliates, as applicable) are Comcast and Time Warner Cable. Over the past year, certain customers’ beneficial ownership may have changed as a result of mergers and acquisitions. Therefore the revenue for ARRIS’ customers for prior periods has been adjusted to include the affiliates that are now under common control. A summary of sales to these customers for the three and nine month periods ended September 30, 2011 and 2010 are set forth below (in thousands, except for percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Comcast and affiliates	$80,206	$73,712	$220,453	$184,998
% of sales	29.2%	26.9%	27.3%	22.5%

Time Warner Cable and affiliates	$33,864	$35,135	$104,247	$129,096
% of sales	12.3%	12.8%	12.9%	15.7%

ARRIS sells its products primarily in the United States. The Company’s international revenue is generated in Asia Pacific, Europe, Latin America and Canada. The Asia Pacific market primarily includes Australia, China, Hong Kong, Japan, Korea, Singapore, and Taiwan. The European market primarily includes Austria, Belgium, France, Germany, Great Britain, Hungary, Ireland, Israel, the Netherlands, Norway, Poland, Portugal, Romania, Russian, Spain, Sweden, Switzerland and Turkey. The Latin American market primarily includes Argentina, Bahamas, Brazil, Chile, Columbia, Costa Rica, Ecuador, Honduras, Jamaica, Mexico, Panama, Peru and Puerto Rico. Sales to international customers were approximately $92.7 million, or 33.8% of total sales, for the three months ended September 30, 2011. International sales during the same period in 2010 were $97.2 million, or 35.4% of total sales. For the nine months ended September 30, 2011 and 2010, sales to international customers were $254.6 million and $298.6 million, or 31.5% and 36.4%, respectively.

Note 15.   Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the periods indicated (in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Basic:
Net income	$13,713	$14,042	$41,967	$52,807

Weighted average shares outstanding	119,283	125,237	121,115	125,927

Basic earnings per share(1)	$0.11	$0.11	$0.35	$0.42

Diluted:
Net income	$13,713	$14,042	$41,967	$52,807

Weighted average shares outstanding	119,283	125,237	121,115	125,927
Net effect of dilutive equity awards	1,954	2,401	2,434	3,176

Total	121,237	127,638	123,549	129,103

Diluted earnings per share (1)	$0.11	$0.11	$0.34	$0.41

(1)	EPS may not recalculate directly due to rounding.

The Company has $232.1 million of convertible senior notes outstanding at September 30, 2011. Upon conversion, ARRIS will satisfy at least the principal amount in cash, rather than common stock. This reduced the potential earnings dilution to only include the conversion premium, which is the difference between the conversion price per share of common stock and the average share price. The average share price in 2011 and 2010 was less than the conversion price of $16.09 and, consequently, did not result in dilution.

Excluded from the dilutive securities described above are employee stock options to acquire approximately 4.2 million shares and 3.9 million shares for the three and nine months ended September 30, 2011, respectively. During the same periods in 2010, approximately 5.8 million shares and 3.8 million shares, respectively, were excluded from the dilutive securities above. These exclusions are made since the exercise price of these options is greater than the average market price of the common stock for the period, or if the Company has net losses, both of which have an anti-dilutive effect.

During the nine months ended September 30, 2011, the Company issued 3.7 million shares of its common stock related to stock option exercises and the vesting of restricted shares, as compared to 2.0 million shares for the twelve months ended December 31, 2010.

Note 16.   Income Taxes

In the first nine months of 2011 and 2010, the Company recorded income tax expense of $7.9 million and $27.5 million, respectively. During the first quarter of 2011, the Company identified $4.0 million of discrete tax benefits relating to the release of valuation allowances against state deferred tax assets, which was partially offset by $0.4 million of additional liabilities related to uncertain tax positions attributable to AMT credits. During the third quarter of 2011, the Company recorded a tax expense of $0.4 million attributable to the 2010 U.S. Federal income tax return-to-provision and a tax benefit of approximately $2.7 million arising from the reversal of uncertain tax positions.

During the first quarter of 2010, the Company identified $1.2 million of discrete tax adjustments relating to state deferred tax assets. During the second quarter of 2010, the Company recorded a $0.3 million discrete tax benefit attributable to Federal deferred tax assets. During the third quarter of 2010, the Company recorded a tax benefit of approximately $1 million arising from the 2009 U.S. Federal income tax return-to-provision adjustment.

Note 17. Repurchases of ARRIS Common Stock

The table below sets forth the purchases of ARRIS common stock for the quarter ended September 30, 2011.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)(3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)(3) (in thousands)
July 2011	-	-	-	$123,027
August 2011	612,097	$10.14	610,588	$116,833
September 2011	1,017,797	10.72	1,017,797	$105,926

(1)	Includes approximately 1,509 shares repurchased to satisfy tax withholding obligations that arose on the vesting of shares of restricted stock and restricted stock units.
(2)

In March 2009, the Company’s Board of Directors authorized a plan for ARRIS to repurchase up to $100 million of our common stock. The Company did not repurchase any shares under the plan during 2009. During the fiscal year 2010, ARRIS repurchased and retired 6.8 million shares of its common stock at an average price of $10.24 per share for an aggregate purchase price of $69.3 million. ARRIS did not purchase any shares under the plan in the first quarter of 2011. In May 2011, the share repurchase authorization amount under the 2009 plan was exhausted.

(3)

In May 2011, the Company’s Board of Directors authorized a new plan for the Company to purchase up to $150 million of the Company’s common stock. During the second quarter of 2011, ARRIS repurchased approximately 5.1 million shares of the Company’s common stock at an average price of $11.37 per share for an aggregate consideration of approximately $57.6 million. During the third quarter of 2011, ARRIS repurchased approximately 1.6 million shares of the Company’s common stock at an average price of $10.50 per share for an aggregate consideration of approximately $17.1 million. Unless terminated earlier by a Board resolution, the Program will expire when we have used all authorized funds for repurchase. The remaining authorized amount for stock repurchases under this program was $105.9 million as of September 30, 2011.

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

Note 19. Subsequent Events

On October 11, 2011, ARRIS Group Inc. and BigBand Networks entered into a definitive agreement whereby ARRIS will acquire BigBand Networks for a purchase price of $2.24 per share in cash. This equates to a diluted equity value of approximately $172 million, or $53 million net of estimated BigBand cash on hand. Subject to affirmative approval of both ARRIS and BigBand Networks shareholders and the satisfaction or waiver of the other conditions set forth in the definitive agreement, the transaction is expected to close in the fourth quarter of 2011.

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

Below are some key highlights relative to the three and nine months ended September 30, 2011:

Agreement to Acquire BigBand Networks

On October 11, 2011 we agreed to purchase BigBand Networks for a purchase price of $2.24 per share in cash. This equates to a diluted equity value of approximately $172 million, or $53 million, net of estimated BigBand cash on hand. Subject to the tendering of the required shares and the satisfaction or waiver of the other conditions set forth in the definitive agreement, the transaction is expected to close in the fourth quarter of 2011.

The acquisition is expected to contribute to achievement of our strategy in multiple ways:

o	Leverageable Product and Market Position
¡	Leader in Broadcast Video services
¡	Inventor of delivery of Switched Digital Video services
¡	Supplier to both cable and telco service providers
o	Roadmap Synergies and Time-to-Market
¡	Market expansion with combination of ARRIS E6000™ Converged Edge Router and BigBand MSP Video Processing and QAM platform; will lead to increased share of CCAP opportunity
¡	Introduction and deployment of high density Media Services Platform underway with lead customers
¡	Unique IPTV Ad Splicing technology in deployment at AT&T; applicable to adjacent markets
o	Intellectual Property and Video DNA
¡	Rich patent portfolio: 70+ granted or in process
¡	Carrier class Video Networking R&D team, with deep roots in developing industry first technologies and products
o	Customer and Segment Diversification
¡	Key supplier to Verizon FIOS TV and AT&T Advanced Advertising
¡	Increasing technology and product synergies as cable operators migrate networks from MPEG to IP

Financial Highlights

•	Sales in the three and nine months ended September 30, 2011 were $274.4 million and $807.6 million, respectively, compared to $274.3 million and $821.3 million in the same periods in 2010.
•

Gross margin percentage was 36.5% in the third quarter 2011, which compares to 37.2% in the third quarter 2010 and 40.2% in the second quarter 2011. The sequential decrease in gross margin dollars and percentage reflects a product mix shift with higher percentage of Customer Premise Equipment (“CPE”) sales (including Moxi Gateways and Players) and lower percentage of CMTS equipment sales. On average, CPE has lower gross margins and CMTS has higher gross margins. In addition, the second quarter 2011 benefited from higher overall CMTS sales compared to third quarter of 2011.

•

Total operating expenses (excluding amortization of intangible assets and restructuring charge) in the third quarter of 2011 were $71.8 million, up $2.7 million year over year. Research and development expenses increased $0.9 million as a result of prototypes and incremental start up costs related to new product development. Selling, general, and administrative expenses increased $1.8 million as a result of higher legal costs and professional fees, largely reflecting increased patent litigation.

•

We ended the third quarter 2011 with $590.6 million of cash, cash equivalents and short-term and long-term marketable security investments. We generated approximately $24.5 million and $12.5 million of cash from operating activities in the third quarters of 2011 and 2010, respectively. During the nine months ended September 30, 2011, we generated approximately $52.3 million of cash from operating activities as compared to $95.9 million during the same period in 2010.

•

During the three and nine months ended September 30, 2011, we repurchased 1.6 million and 6.7 million shares of our common stock, respectively. Year to date, we have used $74.7 million of cash for share repurchases at an average price of $11.16 per share.

•	During the third quarter 2011, we used $5.0 million of cash to retire $5.0 million principal amount of our convertible debt.

Product Line Highlights

•	Broadband Communications Systems

o	CMTS
¡	In second quarter 2011 we began to sell new software licenses that enable operators to purchase incremental downstream capacity on existing deployed line cards.
¡

Downstream port shipments in third quarter 2011 (including both new hardware and software licenses) were approximately 74 thousand ports. Year-to-date downstream port shipments were 216 thousand ports.

¡	The introduction of the downstream software license capability enabled lower pricing at improved gross margins, enhancing both competitiveness and profitability.
¡	Good progress on development of new double-density upstream line card; commercial trials starting in early fourth quarter of 2011.
¡	Good progress on development of next generation Converged Edge Router CMTS product that will enable smooth transition of legacy video networks to IP
o	Video Processing
¡	Release of a new video processing platform supporting MPEG4 encoding, transcoding, and adaptive streaming for IP-based video distribution
o	Whole House Solution
¡	Commercial deployment of new Home Media Gateway solution beginning to accelerate in second half of 2011.

o	CPE
¡

Approximately 1.4 million and 4.1 million CPE units were shipped in the third quarter of 2011 and in the first nine months of 2011, respectively. Shipments of DOCSIS 3.0 CPE increased to 53% of the total unit shipments as compared to 36% in the second quarter of 2011.

¡	Maintained number one EMTA market share for 27 consecutive quarters (source: Infonetics)

•	Access, Transport & Supplies
o	Increasing demand in the ATS business unit as a result of higher Professional Services and Access product opportunities.
o	Professional Services growth related to activities in Cell Tower Backhaul, Metro-E and Telco Solutions
o	MSOs increasing investments in node segmentation as a cost effective vehicle to provide more capacity per subscriber
¡	Multi-wavelength optics continue to gain traction in support of these MSO investments
¡	Investments by ARRIS to take advantage of technology improvements and component cost reductions continue to position us well with the MSO’s

•	Media & Communications Systems
o	Completed Ad Insertion deployments and upgrades for several major MSOs.
o	Linear Addressable Advertising trials continue to go well.
o	New tier 2 customer wins for VOD and ServAssureTM.
o	First ServAssureTM trial commitment in China

Non-GAAP Measures

As part of our ongoing review of financial information related to our business, we regularly use Non-GAAP measures, in particular Non-GAAP earnings per share, as we believe they provide a meaningful insight into our business and trends. We also believe that these Non-GAAP measures provide readers of our financial statements with useful information and insight with respect to the results of our business. However, the presentation of Non-GAAP information is not intended to be considered in isolation or as a substitute for results prepared in accordance with GAAP. Below are tables for the three and nine months ended September 30, 2011 and 2010 that detail and reconcile GAAP and Non-GAAP earnings per share:

	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000
(in thousands, except per share data)	For the Three Months Ended September 30, 2011

	Gross Margin	Operating Expense	Operating Income	Other (Income) Expense	Income Tax Expense	Net Income (Loss)

GAAP	$100,124	$81,673	$18,451	$2,783	$1,955	$13,713
Stock compensation expense	525	(5,213)	5,738	-		5,738
Acquisition costs, restructuring, and integration costs	-	(1,444)	1,444	-	-	1,444
Amortization of intangible assets	-	(8,944)	8,944	-		8,944
Non-cash interest expense	-	-	-	(2,883)		2,883
Loss on repurchase of debt	-	-	-	(19)	-	19
Adjustments of income tax valuation allowances, R&D credits, and other discrete tax items	-	-	-	-	2,334	(2,334)
Tax related to items above	-	-	-	-	5,265	(5,265)

Non-GAAP	$100,649	$66,072	$34,577	$(119)	$9,554	$25,142

GAAP net income per share - diluted						$0.11

Non-GAAP net income per share - diluted						$0.21

GAAP weighted average common shares - diluted						121,237

Non-GAAP weighted average common shares - diluted						121,237

	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000
(in thousands, except per share data)	For the Nine Months Ended September 30, 2011

	Gross Margin	Operating Expense	Operating Income	Other (Income) Expense	Income Tax Expense	Net Income (Loss)

GAAP	$303,968	$244,936	$59,032	$9,202	$7,863	$41,967
Stock compensation expense	1,519	(15,428)	16,947	-		16,947
Acquisition costs, restructuring, and integration costs	-	(1,444)	1,444	-	-	1,444
Amortization of intangible assets	-	(26,832)	26,832	-		26,832
Non-cash interest expense	-	-	-	(8,604)		8,604
Loss on repurchase of debt	-	-	-	(19)	-	19
Adjustments of income tax valuation allowances, R&D credits, and other discrete tax items	-	-	-	-	5,917	(5,917)
Tax related to items above	-	-	-	-	15,204	(15,204)

Non-GAAP	$305,487	$201,232	$104,255	$579	$28,984	$74,692

GAAP net income per share - diluted						$0.34

Non-GAAP net income per share - diluted						$0.60

GAAP weighted average common shares - diluted						123,549

Non-GAAP weighted average common shares - diluted						123,549

	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000
(in thousands, except per share data)	For the Three Months Ended September 30, 2010

	Gross Margin	Operating Expense	Operating Income	Other (Income) Expense	Income Tax Expense	Net Income

GAAP	$101,987	$78,021	$23,966	$3,876	$6,048	$14,042
Stock compensation expense	491	(5,294)	5,785	-	-	5,785
Amortization of intangible assets	-	(8,970)	8,970	-	-	8,970
Non-cash interest expense	-	-	-	(2,781)	-	2,781
Gain on repurchase of debt	-	-	-	263	-	(263)
Tax related to items above	-	-	-	-	6,133	(6,133)
Adjustments of income tax valuation allowances, R&D credits, and other discrete tax items	-	-	-	-	1,040	(1,040)

Non-GAAP	$102,478	$63,757	$38,721	$1,358	$13,221	$24,142

GAAP net income per share - diluted						$0.11

Non-GAAP net income per share - diluted						$0.19

GAAP weighted average common shares - diluted						127,638

Non-GAAP weighted average common shares - diluted						127,638

	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000
(in thousands, except per share data)	For the Nine Months Ended September 30, 2010

	Gross Margin	Operating Expense	Operating Income	Other (Income) Expense	Income Tax Expense	Net Income

GAAP	$327,776	$235,616	$92,160	$11,871	$27,482	$52,807
Stock compensation expense	1,405	(14,654)	16,059	-	-	16,059
Acquisition costs, restructuring, and integration costs	-	(73)	73	-	-	73
Amortization of intangible assets	-	(27,013)	27,013	-	-	27,013
Non-cash interest expense	-	-	-	(8,548)	-	8,548
Gain on repurchase of debt	-	-	-	378	-	(378)
Tax related to items above	-	-	-	-	17,808	(17,808)
Adjustments of income tax valuation allowances, R&Dcredits, and other discrete tax items	-	-	-	-	169	(169)

Non-GAAP	$329,181	$193,876	$135,305	$3,701	$45,459	$86,145

GAAP net income per share - diluted						$0.41

Non-GAAP net income per share - diluted						$0.67

GAAP weighted average common shares - diluted						129,103

Non-GAAP weighted average common shares - diluted						129,103

In managing and reviewing our business performance, we exclude a number of items required by GAAP. Management believes that excluding these items is useful in understanding the trends and managing our operations. We provide these supplemental non-GAAP measures in order to assist the investment community to see ARRIS through the “eyes of management,” and therefore enhance understanding of ARRIS’ operating performance. These adjustments consist of:

•

Stock compensation expense - ARRIS records non-cash compensation expense related to grants of options and restricted stock. Depending upon the size, timing and the terms of the grants, this non-cash compensation expense may vary significantly.

•

Acquisition costs, restructuring, and integration costs - although these items or similar items might recur, they are of a nature and magnitude that identifying them separately provides management and investors with a greater ability to project ARRIS’ future performance.

•	Amortization of intangibles – non-cash amortization of the intangibles related to our acquisitions.
•

Non-cash interest expense - ARRIS records non-cash interest expense related to the convertible debt. Disclosing the non-cash component provides management and investors with the information regarding interest that will not be paid out in cash.

•

Adjustments of income taxes valuation allowances, R&D credits, and other discrete tax items – During the first quarter and third quarter of 2011, a net tax benefit of approximately $3.6 million was recorded for state valuation allowances and $2.3 million was for reversal of uncertain tax positions, respectively. During the first quarter of 2010, ARRIS recorded a discrete tax expense of $1.2 million related to state deferred tax assets. Included in the second quarter of 2010 was a net discrete tax benefit of $0.3 million attributable to certain federal deferred tax assets. Included in the third quarter 2010 was a net discrete tax benefit of $1.0 million attributable to U.S. Federal return-to-provision adjustment in 2010.

Significant Customers

The Company’s two largest customers (including their affiliates, as applicable) are Comcast and Time Warner Cable. Over the past year, certain customers’ beneficial ownership may have changed as a result of mergers and acquisitions. Therefore the revenue for ARRIS’ customers for prior periods has been adjusted to include the affiliates that are now under common control. A summary of sales to these customers for the three and nine month periods ended September 30, 2011 and 2010 are set forth below (in thousands, except for percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Comcast and affiliates	$ 80,206	$ 73,712	$ 220,453	$ 184,998
% of sales	29.2%	26.9%	27.3%	22.5%

Time Warner Cable and affiliates	$ 33,864	$ 35,135	$ 104,247	$ 129,096
% of sales	12.3%	12.8%	12.9%	15.7%

Comparison of Operations for the Three and Nine Months Ended September 30, 2011 and 2010

Net Sales

The table below sets forth our net sales for the three and nine months ended September 30, 2011 and 2010, for each of our segments (in thousands, except for percentages):

	Net Sales				Increase (Decrease) Between 2011 and 2010
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30		For the Nine Months Ended September 30
	2011	2010	2011	2010	$	%	$	%

Business Segment:
BCS	$203,591	$203,772	$612,066	$629,516	$(181)	(0.1)%	$(17,450)	(2.8)%
ATS	54,197	47,602	146,688	138,181	6,595	13.9%	8,507	6.2%
MCS	16,586	22,912	48,855	53,641	(6,326)	(27.6)%	(4,786)	(8.9)%

Total sales	$274,374	$274,286	$807,609	$821,338	$88	0.0%	$(13,729)	(1.7)%

The table below sets forth our domestic and international sales for the three and nine months ended September 30, 2011 and 2010 (in thousands, except for percentages):

	Net Sales				Increase (Decrease) Between 2011 and 2010
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30		For the Nine Months Ended September 30
	2011	2010	2011	2010	$	%	$	%

Domestic	$181,695	$177,069	$553,028	$522,716	$4,626	2.6%	$30,312	5.8%
International	92,679	97,217	254,581	298,622	(4,538)	(4.7)%	(44,041)	(14.7)%

Total sales	$274,374	$274,286	$807,609	$821,338	$88	0.0%	$(13,729)	(1.7)%

Broadband Communication Systems Net Sales 2011 vs. 2010

During the three and nine months ended September 30, 2011, sales of our Broadband Communications Systems segment products decreased by approximately 0.1% and 2.8%, respectively, as compared to the same periods in 2010. In the second quarter 2011, we introduced our higher density downstream line cards and software upgrade licenses for installed base of 16 channel cards. The combination of these technological advances enable us to be more competitive and sell bandwidth at a reduced price per downstream, but resulted in lower sales for comparable port shipments of our CMTS product. Offsetting these declines in CMTS sales was the introduction of our Moxi Gateway product, resulting in higher BCS CPE sales.

Access, Transport & Supplies Net Sales 2011 vs. 2010

Sales in our Access, Transport and Supplies segment increased by approximately 13.9% and 6.2% during the three and nine months ended September 30, 2011, respectively. The increases reflect growth in our professional and commercial services as well as several network upgrade projects.

Media & Communication Systems Net Sales 2011 vs. 2010

During the three and nine months ended September 30, 2011, sales in our Media & Communications Systems segment decreased by approximately 27.6% and 8.9%, respectively, as compared to the same periods in 2010. Revenue in this segment fluctuates significantly as it is tied to customer acceptances and non-linear orders.

Gross Margin

The table below sets forth our gross margin for the three and nine months ended September 30, 2011 and 2010, for each of our reporting segments (in thousands):

	Gross Margin $				Increase (Decrease) Between 2011 and 2010
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30		For the Nine Months Ended September 30
	2011	2010	2011	2010	$	%	$	%
Business Segment:
BCS	$75,888	$75,830	$238,757	$263,309	$58	0.1%	$(24,552)	(9.3)%
ATS	13,737	12,496	36,053	35,347	1,241	9.9%	706	2.0%
MCS	10,499	13,661	29,158	29,120	(3,162)	(23.1)%	38	0.1%

Total	$100,124	$101,987	$303,968	$327,776	$(1,863)	(1.8)%	$(23,808)	(7.3)%

The table below sets forth our gross margin percentages for the three and nine months ended September 30, 2011 and 2010, for each of our business segments:

	Gross Margin %				Increase (Decrease) Between 2011 and 2010
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30	For the Nine Months Ended September 30
	2011	2010	2011	2010	Percentage Points
Business Segment:
BCS	37.3%	37.2%	39.0%	41.8%	0.1	(2.8)
ATS	25.3%	26.3%	24.6%	25.6%	(1.0)	(1.0)
MCS	63.3%	59.6%	59.7%	54.3%	3.7	5.4
Total	36.5%	37.2%	37.6%	39.9%	(0.7)	(2.3)

Broadband Communications Systems Gross Margin 2011 vs. 2010

Broadband Communications Systems segment gross margin dollars and percentage increased slightly year over year during the three months ended September 30, 2011, but decreased during the nine months ended September 30, 2011 as compared to the same periods in 2010. The decrease was the result of product mix shift with more sales of CPE products, which have lower than average margins, and less sales of CMTS products, which have higher than average margins.

Access, Transport & Supplies Gross Margin 2011 vs. 2010

The Access, Transport & Supplies segment gross margin dollars increased and gross margin percentage decreased for the three and nine month periods ended September 30, 2011, as compared to the same periods in 2010. Contributing to the decreases were product mix and pricing pressure associated with Supplies which were partially offset by improved margins associated with professional services during the first nine months of 2011.

Media & Communications Systems Gross Margin 2011 vs. 2010

Media & Communications Systems segment gross margin dollars decreased during the three months ended September 30, 2011 due to lower sales. However, the gross margin percentage increased due to higher Assurance product sales, which have higher gross margins.

Media & Communications Systems segment gross margin dollars and percentage increased during the nine months ended September 30, 2011. The increase reflects higher Assurance product sales, which have higher gross margins.

Operating Expenses

The table below provides detail regarding our operating expenses (in thousands, except for percentages):

	Operating Expenses				Increase (Decrease) Between 2011 and 2010
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30		For the Nine Months Ended September 30
	2011	2010	2011	2010	$	%	$	%
SG&A	$35,695	$33,913	$108,401	$103,489	$1,782	5.3%	$4,912	4.7%
Research & development	36,065	35,138	108,734	105,041	927	2.6%	3,693	3.5%
Restructuring charges	969	–	969	73	969	100%	896	1227.4%
Amortization of intangibles	8,944	8,970	26,832	27,013	(26)	(0.3)%	(181)	(0.7)%

Total	$81,673	$78,021	$244,936	$235,616	$3,652	4.7%	$9,320	4.0%

Selling, General, and Administrative, or SG&A, Expenses

The year over year increase in SG&A expense reflects higher legal costs and professional fees, due largely to increased patent litigations.

Research & Development Expenses

The year over year increase in R&D expense reflects higher prototype and incremental start up costs related to new product development.

Restructuring Charges

During the third quarter of 2011, ARRIS implemented a restructuring initiative to align its workforce and operating costs with current business opportunities. This resulted in a restructuring charge of $1.0 million related to one-time termination benefits during the three and nine month periods ending September 30, 2011. On a quarterly basis, we review our existing restructuring accruals and make adjustments if necessary. No accrual adjustments were necessary in 2011. For the three and nine month periods ending September 30, 2010, adjustments to restructuring accruals were $0 and $73 thousand, respectively.

Amortization of Intangibles

Intangibles amortization expense for the three months ended September 30, 2011 and 2010 was $8.9 million and $9.0 million, respectively. For the nine months ended September 30, 2011 and 2010, intangible amortization expense was $26.8 million and $27.0 million, respectively. Our intangible amortization expense is related to the acquisitions of Digeo, Inc. in October 2009, EG Technologies in September 2009, Auspice Corporation in August 2008 and C-COR Inc. in December 2007.

Goodwill Impairment

Goodwill relates to the excess of cost over the fair value of net assets resulting from an acquisition. Our goodwill is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset is more likely than not impaired. During the three and nine months ended September 30, 2011 and 2010, no indicators of impairment existed and, therefore, no impairment charges were recorded.

Based on our most recent annual goodwill impairment assessment performed as of October 1, 2010, we determined that our BCS, ATS, and MCS reporting units were not at risk of failing step one of the goodwill impairment test. However, our MCS reporting unit valuation included assumptions and estimates of cash flows, including probability weighted cash flows conditional upon favorable outcome of litigation we are currently pursuing against another company (see Part II, Item 1, “Legal Proceedings”). Excluding the discrete contingent cash flows, our MCS reporting unit was at risk of failing step one of the goodwill impairment test, and is therefore at risk of a future impairment in the event of significant unfavorable changes in the forecasted cash flows or the key assumptions used in our analysis, including the weighted average cost of capital (discount rate) and growth rates utilized in the discounted cash flow analysis. Further, upon a favorable settlement and recovery or an unfavorable outcome with no settlement proceeds, no future value would exist related to such contingent cash flows, and as a result the MCS reporting unit may be at risk of failing step one of the impairment test. As of September 30, 2011, the litigation had yet to be resolved.

The following table sets forth the information regarding our MCS reporting unit as of October 1, 2010 (annual goodwill impairment testing date), including key assumptions (dollars in thousands):

	Key Assumptions		% Fair Value Exceeds Carrying Value as of October 1, 2010		Goodwill as of October 1, 2010
	Discount Rate	Terminal Growth Rate	Inclusive of contingent cash flows	Excluding contingent cash flows	Amount	Percent of Total Assets

MCS	16.0%	3.0%	27.1%	4.2%	$41,875	16.2%

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
•

continued consolidation of our customer base in the telecommunications industry could result in delays or reductions in purchases of our products and services, if the acquirer decided not to continue using us as a supplier;

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

	Percentage Reduction in Fair Value (excluding contingent cash flows)
	Assuming Hypothetical 10% Reduction in cash flows	Assuming Hypothetical 1% increase in Discount Rate	Assuming Hypothetical 1% decrease in Terminal Growth Rate

MCS	-6.0%	-6.2%	-2.2%

Other Expense (Income)

Interest Expense

Interest expense for the three months ended September 30, 2011 and 2010 was $4.3 million and $4.5 million respectively. For the nine months ended September 30, 2011 and 2010, interest expense was $12.7 million and $13.7 million respectively. Interest expense reflects the amortization of deferred finance fees and the non-cash interest component of our convertible subordinated notes, interest paid on the notes, capital leases and other debt obligations.

Interest Income

Interest income during the three months ended September 30, 2011 and 2010 was $0.8 million and $0.4 million, respectively. During the nine months ended September 30, 2011 and 2010, interest income was $2.4 million and $1.5 million, respectively. The income reflects interest earned on cash, cash equivalents, short-term and long-term marketable security investments.

Loss (Gain) in Foreign Currency

During the three months and nine months ended September 30, 2011, we recorded a foreign currency (gain) loss of approximately $(0.8) million and $0.1 million, respectively. During the three months and nine months ended September 30, 2010, we recorded a foreign currency loss of approximately $0.1 million and $0.3 million, respectively. We have certain international customers who are billed in their local currency, primarily the euro. To mitigate the volatility related to fluctuations in the foreign exchange rates, we may enter into various foreign currency contracts. The loss (gain) on foreign currency is driven by the fluctuations in the foreign currency exchanges rates, primarily the euro.

Other Expense (Income)

Other expense (income) for the three months ended September 30, 2011 and 2010 was $(0.2) million and $0.3 million, respectively. For the nine months ended September 30, 2011 and 2010, other expense (income) was $(0.7) million and $0.1 million, respectively.

Income Taxes

In the three and nine months ended September 30, 2011, we recorded income tax expense of $2.0 million and $7.9 million, respectively, as compared to $6.0 million and $27.5 million, respectively in the same periods in 2010. In the first quarter of 2011, the Company implemented certain legal entity changes to reduce complexity and simplify our corporate organizational structure and tax accounting provision process. As a result, approximately $3.6 million of valuation allowances related to state deferred tax assets, generated primarily from net operating losses, were reversed as we concluded it was more likely than not that we will now be able to utilize the deferred tax assets in future periods. During the third quarter of 2011, we recorded a net tax benefit of approximately $2.3 million arising from the excess of tax benefits attributable to the release of $2.6 million of uncertain tax liabilities, mostly due to the expiration of certain statutes of limitations, reduced by $0.3 million of tax expense from the 2010 U.S. Federal income tax return-to-provision adjustments. In the first half of 2010, adjustments to certain Federal and State deferred tax assets, mostly attributable to state net operating losses, resulted in a net discrete tax expense of $0.9 million. Additionally, a tax benefit of approximately $1.0 million was recorded in the third quarter of 2010 when we recorded the 2009 U.S. Federal income tax return-to-provision adjustment.

The Company anticipates that the effective income tax rate for full year 2011, excluding discrete items, will be approximately 28%.

Financial Liquidity and Capital Resources

Overview

One of our key strategies is to maintain and improve our capital structure. The key metrics we focus on are summarized in the table below:

Liquidity & Capital Resources Data

Nine Months Ended September 30,

	2011	2010
(in thousands, except DSO and turns)
Key Working Capital Items
Cash provided by operating activities	$ 52,271	$ 95,941
Cash, cash equivalents, and short-term investments	$ 574,977	$ 640,357
Long-term U.S corporate bonds	$ 15,637	–
Accounts receivable, net	$ 165,821	$ 133,915
Days Sales Outstanding (“DSOs”)	49	46
Inventory	$ 116,769	$ 89,203
Inventory turns	6.1	7.3

Convertible notes at face value	$ 232,050	$ 242,050
Convertible notes at book value	$ 206,825	$ 204,053

Capital Expenditures	$ 18,948	$ 17,127

In managing our liquidity and capital structure, we have been and are focused on key goals, and we have and will continue in the future to implement actions to achieve them. They include:

•	Liquidity – ensure that we have sufficient cash resources or other short term liquidity to manage day to day operations
•

Growth – implement a plan to ensure that we have adequate capital resources, or access thereto, to fund internal growth and to execute acquisitions while retiring our convertible notes in a timely fashion.

•	Share repurchases – opportunistically repurchase our common stock.

Accounts Receivable & Inventory

We use the number of times per year that inventory turns over (based upon sales for the most recent period, or turns) to evaluate inventory management, and days sales outstanding, or DSOs, to evaluate accounts receivable management.

Accounts receivable and DSOs increased during the first nine months of 2011 as compared to 2010 as a result of payment patterns of our customers and timing of shipments to customers. Looking forward, it is possible that our DSOs may increase dependent upon our customer mix and payment patterns, particularly if international sales increase.

Inventory at the end of the third quarter 2011 was $27.6 million higher than the end of the third quarter in 2010. Inventory turns in the first nine months of 2011 were 6.1 as compared to 7.3 in the same period of 2010. The increase in inventory was primarily related to an increase in BCS inventory levels to ensure adequate supply.

Summary of Current Liquidity Position and Potential for Future Capital Raising

We believe our current liquidity position, where we have approximately $575.0 million of cash, cash equivalents, and short-term investments and $15.6 million of long-term U.S. corporate bonds on hand as of September 30, 2011, together with the prospects for continued generation of cash from operations are adequate for our short- and medium-term business needs. We may in the future elect to repurchase additional shares of our common stock or convertible notes. In addition, a key part of our overall long-term strategy may be implemented through additional acquisitions, and a portion of these funds may be used for that purpose, including, on a net basis, $53 million for the BigBand acquisition. Should our available funds be insufficient for those purposes, it is possible that we will raise capital through private, or public, share or debt offerings.

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

In May 2011, the share repurchase authorization amount under the 2009 plan was exhausted. In the second quarter of 2011, the Board authorized a new plan for the Company to purchase up to $150 million of the Company’s common stock. During the second quarter of 2011, ARRIS repurchased approximately 5.1 million shares of the Company’s common stock at an average price of $11.37 per share for an aggregate consideration of approximately $57.6 million. During the third quarter of 2011, ARRIS repurchased approximately 1.6 million shares of the Company’s common stock at an average price of $10.50 per share for an aggregate consideration of approximately $17.1 million.

As of September 30, 2011, the remaining authorized amount for future repurchases was $105.9 million.

Commitments

Our contractual obligations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010. In October 2011, we agreed to acquire BigBand for approximately $172 million, or $53 million net of estimated BigBand cash on hand. The acquisition is subject to various conditions and is expected to close in the fourth quarter of 2011. Except for these commitments with respect to the acquisition, there were no other material changes to our contractual obligations during the first nine months of 2011.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Cash Flow

Below is a table setting forth the key line items of our Consolidated Statements of Cash Flows (in thousands):

	For the Nine Months Ended September 30,
	2011	2010
Cash provided by operating activities	$52,271	$95,941
Cash provided by (used in) investing activities	13,245	(188,517)
Cash used in financing activities	(63,978)	(56,095)

Net increase (decrease) in cash	$1,538	$(148,671)

Operating Activities:

Below are the key line items affecting cash provided by operating activities (in thousands):

	For the Nine Months Ended September 30,
	2011	2010
Net income	$41,967	$52,807
Adjustments to reconcile net income to cash provided by operating activities	51,464	68,627

Net income including adjustments	93,431	121,434
(Increase) decrease in accounts receivable	(39,887)	9,710
(Increase) decrease in inventory	(15,006)	6,648
Decrease in accounts payable and accrued liabilities	(6,332)	(42,226)
All other – net	20,065	375

Cash provided by operating activities	$52,271	$95,941

Net Income Including Adjustments

Net income, including adjustments, decreased $28.0 million during the first nine months of 2011 as compared to 2010. Our net income before adjustments to net income decreased approximately $10.8 million in the first nine months of 2011 as compared to 2010, primarily reflecting lower sales and gross margin year over year. The adjustments to reconcile net income to cash provided by operating activities in total remained relatively the same year over year but had one primary difference within the total. Net deferred tax assets increased by $15.5 million during the first nine months of 2011 as compared to a net decrease in the net deferred tax assets of $2.6 million during the first nine months of 2010.

Change in Accounts Receivable

Accounts receivable increased by $39.9 million in the first nine months of 2011. This increase was primarily related to our billing pattern during the quarter, in which higher billings occurred toward the end of the period. Account receivable decreased by $9.7 million in the first nine months of 2010. The decreases were primarily related to timing and payment patterns of our customers.

Change in Inventory

Inventory increased by $15.0 million in the first nine months of 2011. The increase was due primarily to an effort to ensure supply of our BCS product offerings. Inventory decreased by $6.6 million in the first nine months of 2010. The decrease was due primarily to timing of purchases and an effort to reduce our inventory levels.

Change in Accounts Payable and Accrued Liabilities

Declines in accounts payable and accrued liabilities in both years reflect the payment of annual bonuses in the first quarter coupled with normal timing variations associated with payment of accounts payable.

All Other - Net

All other - net includes the changes in other receivables, income taxes payable (recoverable), and prepaids and other, net. The other receivables represent amounts due from our contract manufacturers for material used in the assembly of our finished goods. The change in our income taxes recoverable account is a result of the timing of the actual estimated tax payments during the year as compared to the actual tax liability for the year.

Investing Activities:

Below are the key line items affecting investing activities (in thousands):

	For the Nine Months Ended September 30,
	2011	2010
Capital expenditures	$(18,948)	$(17,127)
Cash proceeds from sale of property, plant and equipment	70	243
Purchases of investments	(228,104)	(331,547)
Sales of investments	260,227	159,914

Cash provided by (used in) investing activities	$13,245	$(188,517)

Capital Expenditures - Capital expenditures are mainly for test equipment, manufacturing equipment, leasehold improvements, computer equipment, and business application software. We anticipate investing approximately $25 million for the entire fiscal year 2011.

Cash Proceeds from Sale of Property, Plant and Equipment - This represents the cash proceeds we received from the sale of property, plant and equipment.

Purchases and Sales of Investments- These represent purchases and disposals of securities.

Financing Activities:

Below are the key line items affecting our financing activities (in thousands):

	For the Nine Months Ended September 30,
	2011	2010
Payment of debt obligations	$–	$(112)
Early redemption of long-term debt	(4,984)	(18,331)
Repurchase of common stock	(74,748)	(39,288)
Excess income tax benefits from stock-based compensation plans	2,989	2,683
Repurchase of shares to satisfy employee tax withholdings	(8,260)	(6,422)
Fees and proceeds from issuance of common stock, net	21,025	5,375

Cash used in financing activities	$(63,978)	$(56,095)

Payment of Debt Obligation - This represents the payment of the short term loan to the Pennsylvania Industrial Development Authority (PIDA) for the cost of expansion of the facility in State College, Pennsylvania. The debt was repaid in 2010.

Early Redemption of Long-Term Debt – During the third quarter of 2011, we purchased $5.0 million of face value of the convertible debt for approximately $5.0 million.

During the second quarter of 2010, we purchased $5.0 million of face value of the convertible debt for approximately $4.8 million. The Company purchased additional $14.0 million of face value of the convertible debt for approximately $13.5 million in the third quarter of 2010. For the nine months ended September 30, 2010, the Company wrote off approximately $0.2 million of deferred finance fees associated with the portion of the notes acquired. As a result, the Company realized a gain of approximately $0.4 million on the retirement of the notes.

Repurchase of Common Stock - During the first nine months of 2011, ARRIS repurchased approximately 6.7 million shares of the Company’s common stock at an average price of $11.16 per share for an aggregate consideration of approximately $74.7 million.

During the first nine months of 2010, ARRIS repurchased 3.8 million shares of the Company’s common stock at an average price of $10.25 per share for an aggregate consideration of approximately $39.3 million.

Excess Income Tax Benefits from Stock-Based Compensation Plans - This represents the cash that otherwise would have been paid for income taxes if increases in the value of equity instruments also had not been deductible in determining taxable income.

Repurchase of Shares to Satisfy Employee Tax Withholdings -This represents the minimum shares withheld to satisfy the tax withholding when restricted stock vests.

Fees and Proceeds from Issuance of Common Stock, Net - Represents cash proceeds related to the exercise of stock options, offset by expenses paid related to issuance of common stock.

Interest Rates

As of September 30, 2011, we did not have any floating rate indebtedness or outstanding interest rate swap agreements.

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

ARRIS executes letters of credit in favor of certain landlords and vendors to guarantee performance on lease and insurance contracts. Additionally, we have cash collateral account agreements with our financial institutions as security against potential losses with respect to our foreign currency hedging activities. The cash collateral accounts are reported as restricted cash. As of September 30, 2011 and December 31, 2010, we had approximately $3.6 million and $4.9 million outstanding, respectively, of cash collateral.

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

From time to time, we hold investments in the common stock of publicly-traded companies, which are classified as available-for-sale. As of September 30, 2011 and December 31, 2010 our holdings in these investments were $5.2 million and $5.8 million, respectively. Changes in the market value of these securities are recorded in other comprehensive income and gains or losses on related sales of these securities are recognized in income (loss).

ARRIS holds an investment in a private company. This investment is recorded using the cost method, which was $4.0 million as of September 30, 2011 and December 31, 2010. Due to the fact the investment is in a private company, we are exempt from estimating the fair value on an interim basis. However, ARRIS is required to estimate the fair value if there has been an identifiable event or change in circumstance that may have a significant adverse effect on the fair value of the investment. Each quarter, we evaluate our investment for any other-than-temporary impairment, by reviewing the current revenues, bookings and long-term plan of the private company.

We have a deferred compensation plan that was available to certain current and former officers and key executives of C-COR. During 2008, this plan was merged into a new non-qualified deferred compensation plan that is also available to our key executives. Employee compensation deferrals and matching contributions are held in a rabbi trust, which is a funding vehicle used to protect the deferred compensation from various events (but not from bankruptcy or insolvency).

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

Capital Expenditures

Capital expenditures are made at a level designed to support the strategic and operating needs of the business. ARRIS’ capital expenditures were $18.9 million in the first nine months of 2011 as compared to $17.1 million in the first nine months of 2010. Management expects to invest approximately $25 million in capital expenditures for the entire fiscal year 2011.

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

Our critical accounting policies and estimates are disclosed in our Form 10-K for the year ended December 31, 2010, as filed with the SEC. Our critical accounting estimates have not changed in any material respect during the nine months ended September 30, 2011.

Forward-Looking Statements

Certain information and statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report, including statements regarding the acquisition of BigBand and other statements using terms such as “may,” “expect,” “anticipate,” “intend,” “estimate,” “believe,” “plan,” “continue,” “could be,” or similar variations or the negative thereof, constitute forward-looking statements with respect to the financial condition, results of operations, and business of ARRIS, including statements that are based on current expectations, estimates, forecasts, and projections about the markets in which we operate and management’s beliefs and assumptions regarding these markets. These and any other statements in this document that are not statements about historical facts are “forward-looking statements.” We caution investors that forward-looking statements made by us are not guarantees of future performance and that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. Important factors that could cause results or events to differ from current expectations are described in the risk factors set forth in Item 1A, Part II, “Risk Factors.” These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. In providing forward-looking statements,

ARRIS expressly disclaims any obligation to update publicly or otherwise these statements, whether as a result of new information, future events or otherwise except to the extent required by law.

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

(b) Changes in Internal Control over Financial Reporting. Our principal executive officer and principal financial officer evaluated the changes in our internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that there had been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, the Company, in the fourth quarter of 2011, is in the process of upgrading its PeopleSoft Enterprise Resource Planning system from version 8.8 to 9.1. As part of this upgrade, the Company has implemented temporary internal controls designed to ensure the new version functions properly and may implement additional internal controls in the future. These changes, taken as a whole, may or may not be material.

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

Ceres Comm. v. MSOs, Telcos, and others. Case 1:99-mc-09999, District of Delaware. In August and December 2010, Ceres filed suit against 23 and 13 companies, respectively, which included the major MSOs, Telcos and others, alleging infringement of two US patents, nos. 5,774,526 and 7,149,252, related to modulation techniques. Certain of our customers that are defendants have requested that we provide indemnification. The complaint requests unspecified damages, although to-date no evidence of damages has been introduced. The parties held a scheduling conference in April 2011, and Skype Inc. recently moved to disqualify the plaintiff’s attorney. It is premature to assess the likelihood of a favorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify the MSOs, pay royalties and/or cease utilizing certain technology.

ARRIS v. British Telecom & British Telecom v. Cox and Cable One. 1:09-CV-0671, U.S. District Court, Northern District of Georgia; C.A. No. 10-658 (SLR), U.S. District Court, District of Delaware; 1:11-CV-01231, U.S. District Court, Northern District of Georgia. In March 2009, ARRIS filed a complaint for Declaratory Judgment against British Telecom (BT) seeking to invalidate four BT patents, nos. 5,142,532, 5,526,350,

6,538,989 and 6,665,264, and seeking a declaration that neither ARRIS’ products, nor their use by ARRIS’ customers, infringe the four BT patents related to various network features. This suit was in response to the assertion by BT (via its agent, IPValue), that ARRIS’ products and/or their use by ARRIS’ customers infringed the four BT patents. BT won an initial ruling that ARRIS lacked standing, but ARRIS prevailed on the issue at the Federal Circuit. However, the Northern District of Georgia Court subsequently dismissed the suit for lack of personal jurisdiction. In August 2010, BT sued Cox and Cable One in Delaware alleging infringement of the four BT patents. Cox and Cable One have requested ARRIS (and other suppliers) to provide indemnification. The BT complaint requests unspecified damages. In April 2011, ARRIS filed a second complaint in the Northern District of Georgia for Declaratory Judgment against BT seeking a finding of non-infringement or invalidity on four additional BT patents, nos. 5,790,643, 5,923,247, 6,205,216 and 6,473,742. It is premature to assess the likelihood of a favorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify Cable One and Cox, pay royalties and/or cease utilizing certain technology.

ARRIS v. SeaChange Int’l. (previously nCube v. SeaChange). CA No. 01-011 (JJF). U.S. District Court, District of Delaware. In May 2002, a jury found that video-on-demand products and software sold by SeaChange International (“SeaChange”) willfully infringed various claims of ARRIS’s U.S. Patent No. 5,805,804. The jury also determined that a 7% royalty rate was applicable to SeaChange’s infringing sales. In April 2004, the District Court awarded enhanced damages and attorneys’ fees based on the jury’s finding of willful infringement. In January 2006, the Federal Circuit affirmed the jury’s findings of willful infringement and the District Court’s award of enhanced damages and attorneys’ fees. In April 2006, the District Court entered a permanent injunction that, among other things, enjoined SeaChange from selling video-on-demand products and software that infringe U.S. Patent No. 5,805,804. Following the District Court’s entry of the permanent injunction, SeaChange initiated re-examination proceedings of the infringed claims before the United States Patent and Trademark Office (“USPTO”). The USPTO determined that most of the patent claims were patentable without any modification, including the infringed claim at issue in the contempt action.

In July 2009, ARRIS filed a motion for contempt, seeking to enforce the permanent injunction and an award of sanctions for SeaChange’s continued sales of the video-on-demand products and software. In August 2009, in response to ARRIS’s motion for contempt, SeaChange filed a declaratory- judgment suit seeking an order that its video-on-demand products and software do not infringe U.S. Patent No. 5,805,804. In June 2010, the District Court stayed SeaChange’s declaratory-judgment suit in favor of proceeding with ARRIS’s motion for contempt. To date, ARRIS has introduced evidence of infringement and support for sanctions based on SeaChange’s sales of its video-on-demand products and software since 2002. ARRIS has requested that enhanced sanctions be awarded. In March 2011, the District Court conducted a hearing with respect to ARRIS’s motion for contempt. In September 2011, the District Court issued an opinion, confirming that the contempt proceedings were appropriate and further noting its “present inclination to find no colorable difference” between SeaChange’s infringing product and SeaChange’s current product. The District Court also stated that “further proceedings may be necessary before the Court will be able to make a final finding.”

Multiservice Solutions v. MSOs Civil Action No. 6:11-cv-00114, Eastern District of Texas. In March 2011, Multiservice Solutions filed suit against 4 MSOs alleging infringement of one US patent by all parties to the suit, no. 5,774,527, and another US patent by one party to the suit, no. 5,715,315, relating to integrated voice, data, and video devices. Certain of our customers have requested that we provide indemnification. The complaint requests unspecified damages for past and future infringement. To date, no evidence of damages has been introduced. It is premature to assess the likelihood of a favorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify the MSOs, pay royalties and/or cease utilizing certain technology.

Olympic Developments AG v. MSOs Civil Action No. 2:11-cv-00612, Central District of California. In January 2011, Olympic Developments AG filed suit against 9 cable and satellite service operators alleging infringement of two US patents, nos. 5,475,585 and 6,246,400, relating to VOD products and services. Certain of our customers have requested that we provide indemnification. The Court is currently awaiting an answer to be filed by Comcast, and will thereafter set a scheduling conference. The complaint requests unspecified damages for past infringement and an injunction against future infringement. To date, no evidence of damages has been introduced. It is premature to assess the likelihood of a favorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify the MSOs, pay royalties and/or cease utilizing certain technology.

Bear Creek Technologies v. MSOs Civil Action No. 2:11-cv-00103, District of Delaware. In February 2011, Bear Creek sued MSOs, Telcos and other VoIP service providers for infringement of US Patent No. 7,889,722, relating to EMTAs. Certain of our customers have requested that we provide indemnification. The complaint requests unspecified damages for past infringement and injunction against future infringement. To date, no evidence of damages has been introduced. It is premature to assess the likelihood of a favorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify the MSOs, pay royalties and/or cease utilizing certain technology

GTZM Technology Ventures Ltd. v. MSOs Civil Action No. 1:11-cv-00790, District of Delaware. In September 2011, GTZM Technology Ventures filed suit against 14 cable and telephone service providers alleging infringement of US Patent No. 5,455,859, relating to EMTAs. Certain of our customers have requested that we provide indemnification. The complaint requests unspecified damages for past infringement and injunction against future infringement. To date, no evidence of damages has been introduced. It is premature to assess the likelihood of a favorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify the MSOs, pay royalties and/or cease utilizing certain technology

InterAD Technologies, LLC v. MSOs Civil Action No. 1:11-cv-00837, District of Delawware. In September 2011, InterAD Technologies filed suit against 19 cable, telephone and satellite television service providers alleging infringement of US Patent No. 5,438,355, relating to VOD products and services. Certain of our customers have requested that we provide indemnification. The complaint requests unspecified damages for past infringement and injunction against future infringement. To date, no evidence of damages has been introduced. It is premature to assess the likelihood of a favorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify the MSOs, pay royalties and/or cease utilizing certain technology

LVL Patent Group, LLC v. MSOs Civil Action No. 1:11-cv-00828, District of Delaware. On September 15, 2011, LVL Patent Group filed suit against 14 cable service providers alleging infringement of 6,044,382, relating to VOD products and services. Certain of our customers have requested that we provide indemnification. The complaint requests unspecified damages for past infringement and injunction against future infringement. To date, no evidence of damages has been introduced. It is premature to assess the likelihood of a favorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify the MSOs, pay royalties and/or cease utilizing certain technology

During October 2011, five lawsuits were filed against BigBand Networks, BigBand Networks directors and ARRIS for breach of fiduciary duty claiming, among other things, the price that ARRIS has agreed to pay to acquire BigBand Networks is too low and seeking injunctive relief and monetary damages. Four suits were filed in California and one in Delaware. The suits are Bernstein v. BigBand Networks, Inc., et al. Civil Action No. CIV509018, Naveh v. BigBand Networks, Inc., et al. Civil Action No. CIV509114, and Bushaskey v. BigBand Networks, Inc., et al. Civil Action No. CIV 509188 and Schnaider v. BigBand Networks, Inc., et al. Civil Action No. CIV509158. The Delaware case is Amir v. BigBand Networks, Inc., et al. Civil Action No. CA 6992-VCG. It is premature to assess the likelihood of a favorable outcome.

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

The markets for broadband communication systems are extremely competitive and dynamic, requiring the companies that compete in these markets to react quickly and capitalize on change. This requires us to retain skilled and experienced personnel as well as to deploy substantial resources toward meeting the ever-changing demands of the industry. We compete with national and international manufacturers, distributors and wholesalers including many companies that are larger than we are. Our major competitors include:

•	Aurora Networks
•	BigBand Networks
•	Casa Systems, Inc.
•	Cisco Systems, Inc.
•	Commscope, Inc.
•	Concurrent Computer Corporation
•	Ericsson (TandbergTV)
•	Harmonic, Inc.
•	Motorola Mobility, Inc.
•	SeaChange, Inc.
•	SMC Networks
•	Technicolor, Inc.
•	TVC Communications, Inc.
•	Ubee Interactive, Inc

In some instances, notably our software products, our customers themselves may be our competition as they may develop their own software or have substantial investments in developers. The rapid technological changes occurring in the broadband markets may lead to the entry of new competitors, including those with substantially greater resources than our own. Because the markets in which we compete are characterized by rapid growth and, in some cases, low barriers to entry, smaller niche market companies and start-up ventures also may become principal competitors in the future. Actions by existing competitors and the entry of new competitors may have an adverse effect on our sales and profitability. The broadband communications industry is further characterized by rapid technological change. In the future, technological advances could lead to the obsolescence of some of our current products, which could have a material adverse effect on our business.

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

Our two largest customers (including their affiliates, as applicable) are Comcast and Time Warner Cable. For the nine months ended September 30, 2011, sales to Comcast accounted for approximately 27.3% and sales to Time Warner Cable accounted for approximately 12.9%. The loss of either of these customers, or one of our other large customers, or a significant reduction in the products or services provided to any of them, would have a material adverse impact on our business. For each of these customers, we also are one of their largest suppliers. As a result, if from time-to-time customers elect to purchase products from our competitors in order to diversify their supplier base and to dual-source key products or to curtail purchasing due to budgetary or market conditions, such decisions could have material consequences to our business. In addition, because of the magnitude of our sales to these customers the terms and timing of our sales are heavily negotiated, and even minor changes can have a significant impact upon our business.

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

Our future success depends in part upon our proprietary technology, product development, technological expertise and distribution channels. We cannot predict whether we can protect our technology or whether competitors can develop similar technology independently. We have received, directly or indirectly, and may continue to receive from third parties, including some of our competitors, notices claiming that we, or our customers using our products, have infringed upon third-party patents or other proprietary rights. We are a defendant in several proceedings (and other proceedings have been threatened) in which our customers were sued for patent infringement and sued, or made claims against, us and other suppliers for indemnification, and we may become involved in similar litigation involving these and other customers in the future. These claims, regardless of their merit, result in costly litigation, divert the time, attention and resources of our management, delay our product shipments, and, in some cases, require us to enter into royalty or licensing agreements. If a claim of product infringement against us is successful and we fail to obtain a license or develop non-infringing technology, our business and operating results could be materially and adversely affected. In addition, the payment of any damages or any necessary licensing fees or indemnification costs associated with a patent infringement claim could be material and could also materially adversely affect our operating results. See Part II, Item 1, “Legal Proceedings.”

Acquisitions involve significant risks.

We recently have agreed to acquire BigBand Networks, Inc. All acquisitions, including this one, involve a variety of risks, including the possibility that we will not be able to achieve the sales and expense levels on which we predicated our analysis of the purchase price, the challenges in integrating a new workforce, including the ability to retain key employees, a lack of total familiarity with the particular products manufactured by the acquired company, adverse customer and vendor reaction, and competitive reactions by others. Should any of the factors underlying these risks actually occur, it could have a materially adverse impact on our business.

We have substantial goodwill.

Our financial statements reflect substantial goodwill, approximately $233.4 million as of September 30, 2011, that was recognized in connection with the acquisitions that we have made. We annually (and more frequently if changes in circumstances indicate that the asset may be impaired) review the carrying amount of our goodwill in order to determine whether it has been impaired for accounting purposes. In general, if the fair value of the corresponding reporting unit’s goodwill is less that the carrying value of the goodwill, we record an impairment charge. The determination of fair value is dependent upon a number of factors, including assumptions about future cash flows and growth rates that are based on our current and long-term business plans. No goodwill impairment was recorded in 2009, 2010, or the first nine months of 2011. We recorded a non-cash goodwill impairment charge of $128.9 million and $80.4 million related to the ATS and MCS reporting units, respectively, during the fourth quarter of 2008. As the ongoing expected cash flows and carrying amounts of our remaining goodwill are assessed, changes in the economic conditions, changes to our business strategy, changes in operating performance or other indicators of impairment could cause us to realize additional impairment charges in the future. For additional information, see the discussion under Critical Accounting Policies in Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the United States Securities and Exchange Commission (“SEC”).

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

Item 6. EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Section 302 Certification of Chief Executive Officer, filed herewith
31.2	Section 302 Certification of Chief Financial Officer, filed herewith
32.1	Section 906 Certification of Chief Executive Officer, filed herewith
32.2	Section 906 Certification of Chief Financial Officer, filed herewith
101.INS	XBRL Instant Document, filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document, filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase, filed herewith
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document, filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, filed herewith

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARRIS GROUP, INC.

/s/ David B. Potts
David B. Potts
Executive Vice President, Chief Financial Officer, Chief Accounting Officer, and Chief Information Officer

Dated: November 4, 2011