Form 10-Q
period 2012-03-31
ARRIS GROUP INC
filed 2012-05-07
CIK 1141107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

For the quarter ended March 31, 2012

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

As of April 30, 2012, 113,041,028 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

ARRIS GROUP, INC.

FORM 10-Q

For the Three Months Ended March 31, 2012

PART I. CONDENSED FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARRIS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data) (unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$215,808	$235,875
Short-term investments, at fair value	298,539	282,904

Total cash, cash equivalents and short-term investments	514,347	518,779
Restricted cash	3,943	4,101
Accounts receivable (net of allowances for doubtful accounts of $1,398 in 2012 and $1,443 in 2011)	183,427	152,437
Other receivables	5,071	8,789
Inventories (net of reserves of $11,550 in 2012 and $12,243 in 2011)	105,114	115,912
Prepaids	12,436	10,408
Current deferred income tax assets	22,068	22,048
Other current assets	16,792	27,071

Total current assets	863,198	859,545
Property, plant and equipment (net of accumulated depreciation of $136,143 in 2012 and $130,331 in 2011)	57,810	61,375
Goodwill	195,268	194,542
Intangible assets (net of accumulated amortization of $216,753 in 2012 and $209,374 in 2011)	117,444	124,823
Investments	82,968	71,095
Noncurrent deferred income tax assets	42,106	38,433
Other assets	11,699	10,997

	$1,370,493	$1,360,810

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,576	$40,671
Accrued compensation, benefits and related taxes	31,081	36,764
Accrued warranty	3,094	3,350
Deferred revenue	60,129	43,746
Other accrued liabilities	31,054	33,325

Total current liabilities	179,934	157,856
Long-term debt, net of current portion	212,765	209,766
Accrued pension	25,739	25,260
Noncurrent income tax liability	26,676	24,450
Noncurrent deferred income tax liabilities	352	337
Other noncurrent liabilities	26,256	26,936

Total liabilities	471,722	444,605

Stockholders’ equity:
Preferred stock, par value $1.00 per share, 5.0 million shares authorized; none issued and outstanding	-	-
Common stock, par value $0.01 per share, 320.0 million shares authorized; 113.7 million and 114.8 million shares issued and outstanding in 2012 and 2011, respectively	1,467	1,449
Capital in excess of par value	1,247,763	1,245,115
Treasury stock at cost, 32.1 million and 29.8 million shares in 2012 and 2011	(280,724)	(254,409)
Accumulated deficit	(59,469)	(65,268)
Unrealized gain on marketable securities (net of accumulated tax benefit (expense) of $108 in 2012 and ($119) in 2011)	149	(267)
Unfunded pension liability (net of accumulated tax effect of $3,257 in 2012 and 2011)	(10,231)	(10,231)
Cumulative translation adjustments	(184)	(184)

Total stockholders’ equity	898,771	916,205

	$1,370,493	$1,360,810

See accompanying notes to the condensed consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data and percentages) (unaudited)

	Three Months Ended March 31,
	2012	2011
Net sales:
Products	$265,270	$234,946
Services	37,631	32,490

Total net sales	302,901	267,436
Cost of sales:
Products	175,123	152,755
Services	18,870	17,735

Total cost of sales	193,993	170,490

Gross margin	108,908	96,946

Operating expenses:
Selling, general, and administrative expenses	39,544	36,838
Research and development expenses	44,147	36,040
Restructuring charges	5,203	–
Acquisition costs	607	–
Loss on sale of product line	337	–
Amortization of intangible assets	7,379	8,944

Total operating expenses	97,217	81,822

Operating income	11,691	15,124
Other expense (income):
Interest expense	4,350	4,225
Gain on investments	(961)	(423)
Loss on foreign currency	808	888
Interest income	(755)	(778)
Other income, net	(436)	(113)

Income from continuing operations before income taxes	8,685	11,325
Income tax expense (benefit)	2,886	(239)

Net income	$5,799	$11,564

Net income per common share:
Basic	$0.05	$0.09

Diluted	$0.05	$0.09

Weighted average common shares:
Basic	115,075	122,297

Diluted	117,597	125,732

See accompanying notes to the condensed consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands) (unaudited)

	00000000	00000000
	Three Months Ended
	March 31,
	2012	2011
Net income	$5,799	$11,564
Unrealized gain on marketable securities, net of tax effect of $227 in 2012 and $0 in 2011, respectively	416	852

Comprehensive income, net of tax	$6,215	$12,416

See accompanying notes to the condensed consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (unaudited)

	Three Months Ended
	March 31,
	2012	2011
Operating activities:
Net income	$5,799	$11,564
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	7,195	5,855
Amortization of intangible assets	7,379	8,944
Stock compensation expense	6,649	5,284
Deferred income tax benefit	(4,635)	(7,844)
Amortization of deferred finance fees	160	163
Provision for doubtful accounts	54	–
Gain on investments	(961)	(423)
Loss on disposal of product line	337	–
Loss on disposal of fixed assets	3	34
Excess income tax benefits from stock-based compensation plans	(1,654)	(3,700)
Non-cash interest expense	2,999	2,832
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(31,799)	(24,043)
Other receivables	3,693	534
Inventories	7,243	(4,024)
Income taxes payable and recoverable	6,365	2,270
Accounts payable and accrued liabilities	22,398	(7,048)
Prepaids and other, net	4,048	6,031

Net cash provided by (used in) operating activities	35,273	(3,571)

Investing activities:
Purchases of property, plant and equipment	(3,762)	(6,251)
Cash proceeds from sale of property, plant and equipment	–	42
Purchases of investments	(77,766)	(99,361)
Sales of investments	51,908	105,949
Cash proceeds from sale of product line	3,249	–

Net cash provided by (used in) investing activities	(26,371)	379

Financing activities:
Repurchase of common stock	(26,315)	–
Excess income tax benefits from stock-based compensation plans	1,654	3,700
Repurchase of shares to satisfy employee tax withholdings	(8,033)	(8,245)
Proceeds from issuance of common stock	3,725	13,363

Net cash provided by (used in) financing activities	(28,969)	8,818

Net increase (decrease) in cash and cash equivalents	(20,067)	5,626
Cash and cash equivalents at beginning of period	235,875	353,121

Cash and cash equivalents at end of period	$215,808	$358,747

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

The condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements for the periods shown. Interim results of operations are not necessarily indicative of results to be expected from a twelve-month period. These financial statements should be read in conjunction with the Company’s most recently audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the United States Securities and Exchange Commission (“SEC”).

Note 2. Impact of Recently Adopted Accounting Standards

In September 2011, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance intended to simplify goodwill impairment testing. Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether a quantitative assessment is necessary. This new guidance is effective for the Company beginning January 1, 2012. The Company does not expect the adoption of this guidance to have any impact on its consolidated financial statements.

In June 2011, FASB issued guidance regarding the presentation of comprehensive income. This guidance requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance is effective on a retrospective basis for the interim and annual periods ending on or after December 15, 2011. ARRIS adopted the accounting standard in the first quarter of 2012 and elected to present the information in two separate but consecutive statements. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

In May 2011, FASB issued amendments to some fair value measurement principles and disclosure requirements for fair value measurements. The provisions of this guidance are effective for the interim and annual periods ending on or after December 15, 2011. ARRIS adopted the accounting standard in the first quarter of 2012. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

Note 3. Investments

ARRIS’ investments as of March 31, 2012 and December 31, 2011 consisted of the following (in thousands):

	As of March 31, 2012	As of December 31, 2011
Current Assets:
Available-for-sale securities	$298,539	$282,904

Noncurrent Assets:
Available-for-sale securities	81,968	70,095
Cost method investments	1,000	1,000

	82,968	71,095

Total	$381,507	$353,999

ARRIS’ investments in debt and marketable equity securities are categorized as available-for-sale. The Company currently does not hold any held-to-maturity securities. Realized gains and losses on trading securities and available-for-sale securities are included in net income. Unrealized gains and losses on available-for-sale securities are included in our consolidated balance sheet as a component of accumulated other comprehensive income (loss). The total (gains) losses included in the accumulated other comprehensive income related to available-for-sale securities were ($0.1) million and $0.3 million, net of tax, as of March 31, 2012 and December 31, 2011, respectively. Realized and unrealized gains and losses in total and by individual investment as of March 31, 2012 and December 31, 2011 were not material. The amortized cost basis of the Company’s investments approximates fair value.

As of March 31, 2012 and December 31, 2011, ARRIS’ cost method investment is an investment in a private company. Due to the fact the investment is in a private company, ARRIS is exempt from estimating the fair value. However, ARRIS is required to estimate the fair value if there has been an identifiable event or change in circumstance that may have a significant adverse effect on the fair value of the investment. Each quarter ARRIS evaluates its investment for any other-than-temporary impairment, by reviewing any capital transactions, the current revenues, bookings and long-term plan of the private company. During the evaluation performed as of December 31, 2011, ARRIS concluded that the private company would be depleting cash balances in early 2012. Further, ARRIS was notified that the private company intends to raise capital by offering a new round of financing to its existing and new investors. During the fourth quarter of 2011, ARRIS concluded that the investee’s need to raise additional funds was an indicator of impairment and therefore, performed steps to determine the fair value of its investment in the private company. ARRIS was unable to apply traditional valuation techniques as the required inputs to these techniques are unavailable. ARRIS determined that the best estimate of the fair value of its investment was to calculate it based upon the preliminary indication of value related to the new round of financing. As a result of these considerations, ARRIS recorded an other-than-temporary impairment on its investment of $3.0 million in the fourth quarter of 2011. As of March 31, 2012, ARRIS believes there has been no further other-than-temporary impairment but will continue to evaluate the investment for impairment.

Classification of available-for-sale securities as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity consideration based on market conditions. If management intends to hold the securities for longer than one year as of the balance sheet date, they are classified as non-current.

Note 4. Fair Value Measurement

Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The authoritative guidance establishes a fair value hierarchy that is based on the extent and level of judgment used to estimate the fair value of assets and liabilities. In order to increase consistency and comparability in fair value measurements, the FASB has established a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels. An asset or liability’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the measurement of its fair value. The three levels of input defined by the authoritative guidance are as follows:

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

The following table presents the Company’s investment assets and foreign currency contract positions measured at fair value on a recurring basis as of March 31, 2012 (in thousands):

	Level 1	Level 2	Level 3	Total
Current investments	$102,797	$195,742	$–	$298,539
Noncurrent investments	15,795	66,173	–	81,968
Foreign currency contracts – asset position	1,423	–	–	1,423
Foreign currency contracts – liability position	320	–	–	320

In addition to the amounts disclosed in the above table, the fair value of the Company’s Israeli severance pay assets, which were almost fully comprised of Level 2 assets, was $3.7 million as of March 31, 2012 and December 31, 2011.

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

The fair values of ARRIS’ derivative instruments recorded in the Consolidated Balance Sheet as of March 31, 2012 and December 31, 2011 were as follows (in thousands):

	As of March 31, 2012		As of December 31, 2011

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts – asset derivatives	Other current assets	$1,423	Other current assets	$3,295

Foreign exchange contracts – liability derivatives	Other accrued liabilities	$320	Other accrued liabilities	$546

The change in the fair values of ARRIS’ derivative instruments recorded in the Consolidated Statements of Operations during the three months ended March 31, 2012 and 2011 were as follows (in thousands):

		Three Months Ended March 31,

	Statement of Operations Location	2012	2011
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	(Gain) loss on foreign currency	$(1,161)	$2,133

Note 6. Business Acquisitions

Acquisition of BigBand Networks, Inc.

On November 21, 2011, ARRIS completed its tender offer for all outstanding shares of common stock of BigBand Networks, Inc. Pursuant to the Agreement and Plan of Merger, all outstanding shares of common stock of BigBand were canceled and converted into the right to receive cash equal to $2.24 per share, without interest and net of applicable withholding taxes. This transaction was accounted for as a business combination. The acquisition supports ARRIS strategy of expanding its video product suite and investing in the evolution towards network convergence on an all IP platform. This expanded portfolio and access to new market channels is expected to provide greater opportunities to grow ARRIS customer base worldwide. The goodwill and intangible assets resulting from this acquisition are recorded in the BCS segment.

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

In addition, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date and the Company reevaluates these items quarterly with certain adjustments to the preliminary estimates being recorded to goodwill provided that it is within the measurement period and the Company continues to collect information in order to determine their estimated values. Subsequent to the measurement period or the final determination of the uncertain tax positions estimated value or tax related valuation allowances, changes to these uncertain tax positions and tax related valuation allowances will affect the provision for income taxes in the consolidated statement of operations and could have a material impact on the results of operations and financial position.

The total purchase price includes the aggregate cash consideration which was paid out at the closing date of acquisition. The following is a summary of the total purchase price of the transaction and preliminary allocation of the preliminary purchase price (in thousands):

Cash paid at $2.24 per common share	$162,417
Converted restricted shares for which service was performed pre-acquisition	280

Total preliminary purchase price	$162,697

Tangible assets and liabilities acquired:
Cash, short-term and long-term investments	$109,263
Account receivable	4,612
Inventory	7,005
Other assets	9,670
Property, plant and equipment	6,010
Deferred tax assets	21,960
Deferred revenue	(9,967)
Accrued compensation, including change of control and Israeli severance liabilities	(19,427)
Accrued legal settlement	(495)
Other liabilities	(6,342)

Net tangible assets acquired	122,289

Identifiable intangible assets:
Acquired in-process research and development	7,800
Other identifiable intangible assets:
Existing technology	16,400
Order backlog	700
Customer relationships	12,400

Identifiable intangible assets	37,300
Goodwill	3,108

Preliminary allocation of purchase price	$162,697

Note 7. Disposal of Product Line

In March of 2012, the Company completed the sale of certain assets of its ECCO electronic connector product line to Eclipse Embedded Technologies, Inc. for approximately $3.9 million, which included $3.2 million paid as of closing and delivery of a promissory note in the principal amount of $0.7 million together with interest. The sale included inventory, accounts receivable, property, plant and equipment, as well as accounts payable and certain accrued liabilities. The Company recorded a net loss of $(0.3) million on the sale, which included approximately $0.3 million of transaction related costs.

The ECCO electronic connector product line disposal group, represented a component of the entity that was comprised of operations and cash flows that were clearly distinguished operationally and for financial reporting purposes and although meeting the criteria for reporting in discontinued operations, the Company has determined the results of the ECCO product line are immaterial to the overall financial results of the Company and presentation as discontinued operations would not result in a material change to our consolidated financial results.

The Company’s assessment took into account the results of the ECCO product line and its impact on consolidated assets, revenues and expenses for each of the three years ended December 31, 2011, of which the impact for each category was less than 1.0% for each of the years. In addition, the net loss on the sale is also deemed to be immaterial to the consolidated financial results of the Company.

Note 8. Pension Benefits

Components of Net Periodic Pension Cost (in thousands):

	Three Months Ended March 31,

	2012	2011
Service cost	$84	$78
Interest cost	521	536
Expected return on plan assets	(315)	(406)
Amortization of net loss	210	72

Net periodic pension cost	$500	$280

Employer Contributions

No minimum funding contributions are required in 2012 under the Company’s defined benefit plan. However, the Company made voluntary contributions to the plan of approximately $22 thousand for the three months ended March 31, 2012. Additionally, the Company made a voluntary contribution to the plan of $0.5 million in April 2012. The Company has established two rabbi trusts to fund the Company’s pension obligations under the non-qualified plan of the Chief Executive Officer and certain executive officers. The balance of these rabbi trust assets as of March 31, 2012 was approximately $14.6 million and is included in Investments on the Consolidated Balance Sheets.

Note 9. Guarantees

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

Information regarding the changes in ARRIS’ aggregate product warranty liabilities for the three months ended March 31, 2012 was as follows (in thousands):

Balance at December 31, 2011	$6,387
Accruals related to warranties (including changes in estimates)	636
Settlements made (in cash or in kind)	(960)

Balance at March 31, 2012	$6,063

Note 10.   Restructuring Charges

ARRIS has restructuring accruals representing contractual obligations that related to excess leased facilities and equipment in ARRIS’ ATS segment. Payments will be made over their remaining lease terms through 2014, unless terminated earlier (in thousands):

Balance as of December 31, 2011	$1,144
Payments	(95)

Balance as of March 31, 2012	$1,049

In the fourth quarter of 2011, the Company initiated a restructuring plan as a result of its acquisition of BigBand Networks. The plan focuses on the rationalization of personnel, facilities and systems across multiple segments in the ARRIS organization. During the fourth quarter of 2011, ARRIS recorded a restructuring charge of $3.4 million, of which $3.3 million was related to severance and termination benefits and $0.1 million was related to facilities. In the first quarter of 2012, ARRIS recorded additional restructuring charge of $5.2 million, of which $4.4 million was related to severance and termination benefits and $0.8 million was related to facilities. As of March 31, 2012, the total liability remaining for this restructuring plan was approximately $3.6 million, the majority of which is expected to be paid during the first half of 2012 (in thousands):

Balance as of December 31, 2011	$2,824
Restructuring charges	5,203
Payments	(4,405)

Balance as March 31, 2012	$3,622

Additionally, ARRIS acquired remaining restructuring accruals of approximately $0.4 million representing BigBand contractual obligations that related to excess leased facilities and equipment. The balance of this restructuring accrual as of December 31, 2011 and March 31, 2012 was $0.2 million and $0, respectively. The restructuring accruals were in ARRIS’ BCS segment.

Note 11.   Inventories

Inventories are stated at the lower of average cost, approximating first-in, first-out, or market. The components of inventory were as follows, net of reserves (in thousands):

	December 31,	December 31,
	March 31,	December 31,
	2012	2011
Raw material	$18,251	$22,759
Work in process	3,785	3,551
Finished goods	83,078	89,602

Total inventories, net	$105,114	$115,912

Note 12.   Property, Plant and Equipment

Property, plant and equipment, at cost, consisted of the following (in thousands):

	March 31,	December 31,
	2012	2011
Land	$2,562	$2,612
Building and leasehold improvements	24,556	25,243
Machinery and equipment	166,835	163,851

	193,953	191,706
Less: Accumulated depreciation	(136,143)	(130,331)

Total property, plant and equipment, net	$57,810	$61,375

Note 13.   Convertible Senior Notes

In 2006, the Company issued $276.0 million of 2% convertible senior notes due 2026. The notes are convertible, at the option of the holder, based on an initial conversion rate, subject to adjustment, of 62.1504 shares per $1,000 principal amount (which represents an initial conversion price of approximately $16.09 per share of our common stock), into cash up to the principal amount and, if applicable, shares of the Company’s common stock, cash or a combination thereof. The notes are unsecured senior obligations, and are effectively subordinated to all liabilities, including trade payables and lease obligations of the Company’s subsidiaries. The notes may be converted during any calendar quarter in which the closing price of ARRIS’ common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect at that time (which, based on the current conversion price, would be $19.31) and upon the occurrence of certain other events. Upon conversion, the holder will receive the principal amount in cash and an additional payment, in either cash or stock at the option of the Company. The additional payment will be based on a formula which calculates the difference between the initial conversion rate ($16.09) and the market price at the date of the conversion. As of May 4, 2012, the notes could not be converted by the holders thereof. Interest is payable on May 15 and November 15 of each year. The Company may redeem the notes at any time on or after November 15, 2013, subject to certain conditions. In addition, the holders may require the Company to purchase all or a portion of their convertible notes on or after November 13, 2013. There are no significant financial covenants related to the notes.

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

	March 31,	December 31,
	2012	2011

Carrying amount of the equity component	$48,209	$48,209

Principal amount of the liability component	$232,050	$232,050
Unamortized discount	(19,285)	(22,284)

Net carrying amount of the liability component	$212,765	$209,766

The following table presents the contractual interest coupon and the amortization of the discount on the equity component related to the notes during the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011

Contractual interest recognized	$1,160	$1,185
Amortization of discount	2,999	2,832

The effective annual interest rate on the debt component is 7.93%.

The Company paid approximately $7.8 million of finance fees related to the issuance of the notes. Of the $7.8 million, approximately $5.3 million was attributed to the debt component and $2.5 million was attributed to the equity component of the convertible debt instrument. The portion related to the debt component is being amortized over seven years. The remaining balance of unamortized financing costs from these notes as of March 31, 2012 and December 31, 2011 was $1.0 million and $1.2 million, respectively.

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

The Company evaluates performance based on several factors, of which the primary financial measures are revenues and gross margins. A measure of assets is not applicable, as segment assets are not regularly reviewed by the CODM for evaluating performance and allocating resources to the segment. The accounting policies of the operating segments are the same as those disclosed in Form 10-K for the year ended December 31, 2011.

The table below represents information about the Company’s reporting segments for the three months ended March 31, 2012 and 2011 (in thousands):

	For the Three Months Ended March 31,
	2012	2011
Business Segment:
BCS:
Sales	$244,515	$206,630
Gross Margin	89,565	77,057

ATS:
Sales	44,057	45,622
Gross Margin	10,635	10,985

MCS:
Sales	14,329	15,184
Gross Margin	8,708	8,904

Total :
Sales	$302,901	$267,436
Gross Margin	$108,908	96,946

Note 15. Sales Information

The Company’s two largest customers (including their affiliates, as applicable) are Comcast and Time Warner Cable. Over the past year, certain customers’ beneficial ownership may have changed as a result of mergers and acquisitions. Therefore the revenue for ARRIS’ customers for prior periods has been adjusted to include the affiliates under common control. A summary of sales to these customers for the three months ended March 31, 2012 and 2011 are set forth below (in thousands):

	Three Months Ended March 31,
	2012	2011

Comcast and affiliates	$81,802	$72,933
% of sales	27.0%	27.3%

Time Warner Cable and affiliates	$44,635	$42,735
% of sales	14.7%	16.0%

ARRIS sells its products primarily in the United States. The Company’s international revenue is generated from Asia Pacific, Canada, Europe, and Latin America. The Asia Pacific market primarily includes China, Hong Kong, Japan, Korea, Singapore, and Taiwan. The European market primarily includes Austria, Belgium, France, Germany, Great Britain, Hungry, Ireland, Israel, the Netherlands, Norway, Poland, Portugal, Romania, Russia, Spain, Sweden, Switzerland, and Turkey. The Latin American market primarily includes Argentina, Bahamas, Brazil, Chile, Columbia, Costa Rica, Ecuador, Honduras, Jamaica, Mexico, Panama, Peru, and Puerto Rico. For the three months ended March 31, 2012 and 2011, sales to international customers were approximately 24.9% and 29.0%, respectively, of total sales. International sales by region for the three months ended March 31, 2012 and 2011 were as follows (in thousands):

	Three Months Ended March 31,
	2012	2011

Americas, excluding U.S. (1)	$47,904	$39,622
Asia Pacific	10,458	14,913
EMEA	17,014	23,037

Total international sales	$75,376	$77,572

(1)	Excludes U.S. sales of $227,525 in Q1 2012 and $189,864 in Q1 2011

Note 16.   Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the periods indicated (in thousands except per share data):

	Three Months Ended March 31,
	2012	2011
Basic:
Net income	$5,799	$11,564

Weighted average shares outstanding	115,075	122,297

Basic earnings per share	$0.05	$0.09

Diluted:
Net income	$5,799	$11,564

Weighted average shares outstanding	115,075	122,297
Net effect of dilutive equity awards	2,522	3,435

Total	117,597	125,732

Diluted earnings per share	$0.05	$0.09

The Company has $232.1 million of convertible senior notes outstanding at March 31, 2012. Upon conversion, ARRIS will satisfy at least the principal amount in cash, rather than common stock. This reduced the potential earnings dilution to only include the conversion premium, which is the difference between the conversion price per share of common stock and the average share price. The average share price during the three months ended March 31, 2012 and 2011 was less than the conversion price of $16.09 and, consequently, did not result in dilution.

Excluded from the dilutive securities described above are employee stock options to acquire approximately 2.5 million shares and 2.0 million shares for the three months ended March 31, 2012 and 2011, respectively. These exclusions are made if the exercise price of these options is greater than the average market price of the common stock for the period, or if the Company has net losses, both of which have an anti-dilutive effect.

Note 17. Income Taxes

During the three months ended March 31, 2012 and 2011, the Company recorded income tax expense (benefit) of $2.9 million and $(0.2) million, respectively. Below is a summary of the components of the tax expense (benefit) in each period (in thousands, except for percentages):

	Three Months Ended March 31,
	2012			2011
	Income Before Tax	Income Tax Expense (Benefit)	Effective Tax Rate	Income Before Tax	Income Tax Expense (Benefit)	Effective Tax Rate
Non-discrete items	$8,685	$2,886	33.2%	$11,325	$3,344	29.5%
Discrete tax events - Valuation allowances, uncertain tax positions	–	–		–	(3,583)

Total	$8,685	$2,886	33.2%	$11,325	$(239)	(2.1)%

•	During the first quarter of 2012, the Company did not identify any discrete tax events.
•

During the first quarter of 2011, the Company identified $4.0 million of discrete tax benefits relating to the release of valuation allowances against state deferred tax assets, which was partially offset by $0.4 million of additional liabilities related to uncertain tax positions.

Note 18. Repurchases of ARRIS Common Stock

The table below sets forth the purchases of ARRIS common stock for the quarter ended March 31, 2012.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
January 2012	32,378	-	-	$71,551
February 2012	655,576	$11.79	650,000	$63,889
March 2012	2,359,358	11.13	1,675,214	$45,236

(1)	Includes approximately 722,098 shares repurchased to satisfy tax withholding obligations that arose on the vesting of shares of restricted stock and restricted stock units.

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

During the first three months of 2012, ARRIS repurchased 2.3 million shares of the Company’s common stock at an average price of $11.32 per share, for an aggregate consideration of approximately $26.3 million.

Unless terminated earlier by a Board resolution, the Program will expire when we have used all authorized funds for repurchase. The remaining authorized amount for stock repurchases under this program was $45.2 million as of March 31, 2012.

Note 19. Contingencies

The Company accrues a liability for legal contingencies when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company reviews these accruals and adjusts them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel and other relevant information. To the extent new information is obtained and the Company’s views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in the Company’s accrued liabilities would be recorded in the period in which such determinations are made. Unless noted otherwise, the amount of liability is not probable or the amount cannot be reasonably estimated; and, therefore, accruals have not been made.

Due to the nature of the Company’s business, it is subject to patent infringement claims, including current suits against it or one or more of its wholly-owned subsidiaries, or one or more of our customers who may seek indemnification from us, alleging infringement by various Company products and services. The Company believes that it has meritorious defenses to the allegation made in its pending cases and intends to vigorously defend these lawsuits; however, it is currently unable to determine the ultimate outcome of these or similar matters. In addition, the Company is a defendant in various litigation matters generally arising out of the normal course of business.

See Part II, Item 1, “Legal Proceedings” for further information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a global communications technology company, headquartered in Suwanee, Georgia. We operate in three business segments, Broadband Communications Systems (“BCS”), Access, Transport & Supplies (“ATS”), and Media & Communications Systems (“MCS”). A detailed description of each segment is contained in “Our Principal Products” in our Form 10-K for the year ended December 31, 2011. We specialize in integrated broadband network solutions that include products, systems and software for content and operations management (including video on demand, or VOD), and professional services. We are a leading developer, manufacturer and supplier of telephony, data, video, construction, rebuild and maintenance equipment for the broadband communications industry. In addition, we are a leading supplier of infrastructure products used by cable system operators to build-out and maintain hybrid fiber-coaxial (“HFC”) networks. We provide our customers with products and services that enable reliable, high speed, two-way broadband transmission of video, telephony, and data.

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

To fulfill our strategy, we develop technology, facilitate its implementation, and enable operators to put their subscribers in control of their entertainment, information, and communication needs. Through a set of business solutions that respond to specific market needs, we are integrating our products, software, and services solutions to work with our customers as they address Internet Protocol telephony deployment, high speed data deployment, high definition television content expansion, on demand video delivery, multi-screen video, operations management, network integration, and business services opportunities.

Below are some key highlights relative to the three months ended March 31, 2012:

Financial Highlights

•

Sales in the first quarter of 2012 were $302.9 million as compared to $267.4 million in the same period in 2011. The increase is the result of higher sales of our DOCSIS CPE and Video Gateway products as well as the effect of a full quarter of sales of our EMP product resulting from our late 2011 acquisition of BigBand Networks.

•	Gross margin percentage was 36.0% in the first quarter of 2012, which compares to 36.3% in the first quarter of 2011.
•

Total operating expenses (excluding amortization of intangible assets) in the first quarter of 2012 were $89.8 million, as compared to $72.9 million in the same period last year. The increase is the result of the inclusion of expenses associated with the late 2011 BigBand acquisition and restructuring costs we incurred as we took steps to reduce our overall cost structure post the acquisition of BigBand.

•

We ended the first quarter 2012 with an order backlog of approximately $277.7 million and a book-to-bill ratio of 1.43. This compares to $177.5 million and 1.14 in the first quarter 2011, respectively.

•

We ended the first quarter of 2012 with $567.2 million of cash, cash equivalents, short-term and long-term marketable security investments. We generated approximately $35.3 million of cash from operating activities in the first quarter of 2012.

•

In the first quarter of 2012, we used $26.3 million of cash to repurchase 2.3 million shares of our common stock. Year over year, our diluted share count was lower by 8.1 million shares as a result of our share repurchase activities.

Product Line Highlights

•	Broadband Communications Systems

o	CMTS
¡

Continued strong demand for increased network capacity, shipping a record number of downstream ports, up 10% from the previous high in fourth quarter 2011 to almost 110 thousand ports in the first quarter of 2012.

¡	Full production of new cost-reduced 24U line card enabling lower overall cost/downstream for new Greenfield hardware shipments.
¡	Continued strength in sales of downstream software licenses enabling increased capacity of existing deployed hardware platforms.
¡	Continued progress on development and early customer testing of next generation Converged Edge Router CMTS product that will enable smooth transition of legacy video networks to IP.
¡	Strong upstream port shipments again this quarter driven by a mix of 12U and 24U CAMs.
o	Video Processing
¡	New MPEG4 Adaptive Bitrate VIPr platform under test with lead customers to support multi-screen video delivery.
o	Whole House Solution
¡	Successful service launch with Wide Open West; early deployments also underway with Buckeye Cable.
¡	New projects launched that include integration of third party middleware software providers in close collaboration with lead customers.
o	CPE
¡	Strong quarter with approximately 1.6 million CPE units shipped.
¡	Mix of DOCSIS 3.0 CPE increased to 61% of the total unit shipments as compared to 46 % in the fourth quarter of last year.
¡	Maintained number one EMTA market share for 29 consecutive quarters. (source: Infonetics)
¡	Strong demand for DOCSIS 3.0 WiFi Voice and Data Gateway variants.
o	Edge Media Processing
¡	Good progress in completing development of QAM and Video Processing features on the Multi-Service Platform (MSP). Deployment of MSP-QAM platform underway with Tier 1 U.S. MSO.
¡	Expansion of SDV platform with several Tier 1 U.S. MSOs.

•	Access, Transport & Supplies
o	Sales in first quarter 2012 reflect seasonal softness.
o	Sale of Electronic Connector Corp (ECCO) product line to Eclipse Embedded Technologies during the first quarter 2012.

•	Media & Communications Systems
o	Support for Android-based mobile devices introduced on WorkAssureTM product.
o	Continued competitive replacements with SkyVision TM Linear Ad Insertion product.

Non-GAAP Measures

As part of our ongoing review of financial information related to our business, we regularly use non-GAAP measures, in particular non-GAAP earnings per share, as we believe they provide a meaningful insight into our business and trends. We also believe that these non-GAAP measures provide readers of our financial statements with useful information and insight with respect to the results of our business. However, the presentation of non-GAAP information is not intended to be considered in isolation or as a substitute for results prepared in accordance with GAAP. Below are tables for the three months ended March 31, 2012 and 2011 which detail and reconcile GAAP and non-GAAP earnings per share:

(in thousands, except per share data)	For the Three Months Ended March 31, 2012

	Gross Margin	Operating Expense	Operating Income	Other (Income) Expense	Tax Expense (Benefit)	Net Income (Loss)

Net income in accordance with GAAP	$108,908	$97,217	$11,691	$3,006	$2,886	$5,799
Purchase accounting impacts of deferred revenue	1,258	-	1,258	-	-	1,258
Stock compensation expense	750	(5,899)	6,649	-	-	6,649
Amortization of intangible assets	-	(7,379)	7,379	-	-	7,379
Acquisition costs	-	(607)	607	-	-	607
Restructuring	-	(5,203)	5,203	-	-	5,203
Loss of sale of product line	-	(337)	337	-	-	337
Non-cash interest expense	-	-	-	(2,999)	-	2,999
Tax related to items above	-	-	-	-	8,121	(8,121)

Non-GAAP net income	$110,916	$77,792	$33,124	$7	$11,007	$22,110

GAAP net income per share - diluted						$0.05

Non-GAAP net income per share - diluted						$0.19

Weighted average common shares - diluted						117,597

(in thousands, except per share data)	For the Three Months Ended March 31, 2011

	Gross Margin	Operating Expense	Operating Income	Other (Income) Expense	Tax Expense (Benefit)	Net Income (Loss)

Net income in accordance with GAAP	$96,946	$81,822	$15,124	$3,799	$(239)	$11,564
Stock compensation expense	437	(4,847)	5,284	-	-	5,284
Amortization of intangible assets	-	(8,944)	8,944	-	-	8,944
Non-cash interest expense	-	-	-	(2,832)	-	2,832
Tax related to items above	-	-	-	-	5,024	(5,024)
Adjustments of income tax valuation allowances,
R&D credits, and other discrete tax items	-	-	-	-	3,583	(3,583)

Non-GAAP net income	$97,383	$68,031	$29,352	$967	$8,368	$20,017

GAAP net income per share - diluted						$0.09

Non-GAAP net income per share - diluted						$0.16

Weighted average common shares - diluted						125,732

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

Purchase Accounting Impacts Related to Deferred Revenue: In connection with our acquisition of BigBand, business combination rules require us to account for the fair values of deferred revenue arrangements for which acceptance has not been obtained, and post contract support in our purchase accounting. The non-GAAP adjustment to our sales and cost of sales is intended to include the full amounts of such revenues as if these purchase accounting adjustments had not been applied. We believe the adjustment to these revenues is useful as a measure of the ongoing performance of our business. We have historically experienced high renewal rates related to our support agreements and our objective is to increase the renewal rates on acquired post contract support agreements; however, we cannot be certain that our customers will renew our contracts.

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

Loss on Sale of Product Line: We have excluded the effect of a loss on the sale of a product line in calculating our non-GAAP operating expenses and net income measures. We believe it is useful to understand the effects of these items on our total operating expenses.

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

Significant Customers

The Company’s two largest customers (including their affiliates, as applicable) are Comcast and Time Warner Cable. Over the past year, certain customers’ beneficial ownership may have changed as a result of mergers and acquisitions. Therefore the revenue for ARRIS’ customers for prior periods has been adjusted to include the affiliates under common control. A summary of sales to these customers for the three months ended March 31, 2012 and 2011 are set forth below (in thousands):

	Three Months Ended March 31,

	2012	2011

Comcast and affiliates	$81,802	$72,933
% of sales	27.0%	27.3%

Time Warner Cable and affiliates	$44,635	$42,735
% of sales	14.7%	16.0%

Comparison of Operations for the Three Months Ended March 31, 2012 and 2011

Net Sales

The table below sets forth our net sales for the three months ended March 31, 2012 and 2011, for each of our segments (in thousands):

	Net Sales
	Three Months Ended March 31,		Increase (Decrease) – 2012 vs. 2011
	2012	2011	$	%

Business Segment:
Broadband Communications Systems	$244,515	$206,630	$37,885	18.3%
Access, Transport & Supplies	44,057	45,622	(1,565)	(3.4)%
Media & Communications Systems	14,329	15,184	(855)	(5.6)%

Total sales	$302,901	$267,436	$35,465	13.3%

The table below sets forth our domestic and international sales for the three months ended March 31, 2012 and 2011 (in thousands):

	Net Sales
	Three Months Ended March 31,		Increase (Decrease) – 2012 vs. 2011
	2012	2011	$	%

Domestic sales	$227,525	$189,864	$37,661	19.8%
International sales	75,376	77,572	(2,196)	(2.8)%

Total sales	$302,901	$267,436	$35,465	13.3%

Broadband Communication Systems Net Sales 2012 vs. 2011

During the three months ended March 31, 2012, sales in our BCS segment increased by approximately 18.3% as compared to the same period in 2011. We had higher sales of CPE products, in particular wireless EMTAs and cable modems in the quarter. In addition, we had a full quarter of BigBand product sales in Q1 2012.

Access, Transport & Supplies Net Sales 2012 vs. 2011

During the three months ended March 31, 2012, sales in our Access, Transport and Supplies segment decreased by approximately 3.4% as compared to the same period in 2011. The decline in sales is primarily the result of lower sales of Supplies products and professional and commercial services. Partially offsetting these declines in Supplies and Services were higher sales of access and transport products, primarily for headend optics.

Media & Communication Systems Net Sales 2012 vs. 2011

During the three months ended March 31, 2012, sales in our Media & Communications Systems segment decreased by approximately 5.6% as compared to the same period in 2011. Revenue in this segment varies as it is tied to customer acceptances and non linear orders.

Gross Margin

The table below sets forth our gross margin for the three months ended March 31, 2012 and 2011, for each of our reporting segments (in thousands):

	Gross Margin $
	Three Months Ended March 31,		Increase (Decrease) 2012 vs. 2011
	2012	2011	$	%
Business Segment:
Broadband Communications Systems	$89,565	$77,057	$12,508	16.2%
Access, Transport & Supplies	10,635	10,985	(350)	(3.2)%
Media & Communications Systems	8,708	8,904	(196)	(2.2)%

Total	$108,908	$96,946	$11,962	12.3%

The table below sets forth our gross margin percentages for the three months ended March 31, 2012 and 2011, for each of our business segments:

	Gross Margin %
	Three Months Ended March 31,		Percentage Point Increase (Decrease)
	2012	2011	2012 vs. 2011
Business Segment:
Broadband Communications Systems	36.6%	37.3%	(0.7)
Access, Transport & Supplies	24.1%	24.1%	-
Media & Communications Systems	60.8%	58.6%	2.2
Total	36.0%	36.3%	(0.3)

Broadband Communications Systems Gross Margin 2012 vs. 2011

Broadband Communications Systems segment gross margin percentage decreased but gross margin dollars increased during the three months ended March 31, 2012 as compared to the same period in 2011. The decrease in gross margin percentage reflects a product mix change as we had higher CPE sales and lower CMTS revenue (CMTS products have a higher gross margin than CPE products). The increase in gross margin dollar was primarily the result of higher sales.

Access, Transport & Supplies Gross Margin 2012 vs. 2011

The Access, Transport & Supplies segment gross margin dollars decreased and gross margin percentage remained flat during the three months ended March 31, 2012 as compared to the same period in 2011. The decrease was driven by lower sales and product mix.

Media & Communications Systems Gross Margin 2012 vs. 2011

Media & Communications Systems segment gross margin dollars decreased but gross margin percentage increased during the three months ended March 31, 2012. The decrease in gross margin dollar was due to lower sales. The increase gross margin percentage was primarily a result of product mix.

Operating Expenses

The table below provides detail regarding our operating expenses (in thousands):

	Operating Expenses
	Three Months Ended March 31,		Increase (Decrease) 2012 vs. 2011
	2012	2011	$	%
Selling, general, and administrative	$39,544	$36,838	$2,706	7.3%
Research and development	44,147	36,040	8,107	22.5%
Restructuring	5,203	–	5,203	100.0%
Acquisition costs	607	–	607	100.0%
Loss on sale of product line	337	–	337	100.0%
Amortization of intangible assets	7,379	8,944	(1,565)	(17.5)%

Total	$97,217	$81,822	$15,395	18.8%

Selling, General, and Administrative, or SG&A, Expenses

The year over year increase in SG&A expenses reflects the addition of BigBand.

Research & Development, or R&D, Expenses

The year over year increase in R&D expenses reflects the addition of Bigband and increased headcount, as we continued to aggressively invest in R&D.

Restructuring Charges

During the first quarter of 2012, ARRIS continued its implementation of the restructuring initiative following the acquisition of BigBand to align our workforce and operating costs with current business opportunities. This resulted in restructuring charge of $5.2 million related to severance, termination benefits and facilities during the three month period ending March 31, 2012. On a quarterly basis, we review our existing restructuring accruals and make adjustments if necessary. No accrual adjustments were necessary for previously recorded restructuring accruals.

Acquisition Costs

During the first quarter of 2012, we recorded acquisition related expenses of $0.6 million. These expenses were related to the acquisition of BigBand and consisted of transaction costs and integration related outside services.

Loss on Sale of Product Line

In March of 2012, the Company completed the sale of certain assets of its ECCO electronic connector product line to Eclipse Embedded Technologies, Inc. for approximately $3.9 million. The Company recorded a net loss of $(0.3) million on the sale, which included approximately $0.3 million of transaction related costs. The results of the ECCO product line were deemed immaterial to the overall financial results of the Company, and as such the Company has not reported the results in discontinued operations (see Note 7 of the Notes to the Condensed Consolidated Financial Statements).

Amortization of Intangibles

Intangibles amortization expense for the three months ended March 31, 2012 and 2011 was $7.4 million and $8.9 million, respectively. Our intangible expense is related to the acquisitions of BigBand Networks in November 2011, Digeo, Inc. in October 2009, EG Technologies in September 2009, Auspice Corporation in August 2008 and C-COR Incorporated in December 2007.

Other Expense (Income)

Interest Expense

Interest expense for the three months ended March 31, 2012 and 2011 was $4.4 million and $4.2 million respectively. Interest expense reflects the amortization of deferred finance fees, the non-cash interest component of our convertible subordinated notes, interest paid on the notes, capital leases and other debt obligations.

Interest Income

Interest income during the three months ended March 31, 2012 and 2011 was $0.8 million. The income reflects interest earned on cash, cash equivalents, short-term and long-term investments.

Loss (Gain) on Foreign Currency

During the three months ended March 31, 2012 and 2011, we recorded a foreign currency loss of approximately $0.8 million and $0.9 million, respectively. We have certain international customers who are billed in their local currency, primarily the euro. To mitigate the volatility related to fluctuations in the foreign exchange rates, we may enter into various foreign currency contracts. The loss (gain) on foreign currency is driven by the fluctuations in the foreign currency exchanges rates, primarily the euro.

Loss (Gain) on Investments

From time to time, we hold certain investments in the common stock of private and publicly-traded companies, a number of non-marketable equity securities, and investments in rabbi trusts associated with our deferred compensation plans.

During the three months ended March 31, 2012 and 2011, we recorded net gains related to these investments of $1.0 million, and $0.4 million, respectively.

Other Expense (Income)

Other income for the three months ended March 31, 2012 and 2011 was $0.4 million and $0.1 million, respectively.

Income Tax Expense (Benefit)

In the three months ended March 31, 2012 and 2011, we recorded income tax expense (benefit) of $2.9 million and $(0.2) million, respectively. There were no discrete tax events during the first quarter of 2012. In the first quarter of 2011, the Company implemented certain legal entity changes to reduce complexity and simplify our corporate organizational structure and tax accounting provision process. As a result, approximately $3.6 million of valuation allowances related to state deferred tax assets, primarily net operating losses, were reversed as we concluded it was more likely than not that we will now be able to utilize the deferred tax assets in future periods

The Company anticipates that the effective income tax rate for full year 2012, excluding discrete items and the potential for an extension of legislation that provides for the research and development tax credit, will be approximately 33.5%.

Financial Liquidity and Capital Resources

Overview

One of our key strategies is to maintain and improve our capital structure. The key metrics we focus on are summarized in the table below:

Liquidity & Capital Resources Data

	Three Months Ended March 31,
	2012	2011
	(in thousands, except DSO and turns)
Key Working Capital Items
Cash provided by (used in) operating activities	$35,273	$(3,571)
Cash, cash equivalents, and short-term investments	$514,347	$619,609
Long-term U.S. corporate & government agency bonds	$52,865	$–
Accounts receivable, net	$183,427	$149,976
Days Sales Outstanding (“DSOs”)	51	47
Inventory	$105,114	$105,787
Inventory turns	7.0	6.6

Key Financing Items
Convertible notes at face value	$232,050	$237,050
Convertible notes at book value	$212,765	$205,447

Key Shareholder Equity Items
Cash used for share repurchases	$26,315	$–

Capital Expenditures	$3,762	$6,251

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

Accounts receivable increased and DSOs increased during the three months of 2012 as compared to 2011 primarily as a result of higher sales in the first quarter of 2012. DSOs increased primarily the result of payment patterns of our customers and timing of shipments to customers. Looking forward, it is possible that DSOs may increase dependent upon our customer mix and payment patterns, particularly if international sales increase.

Inventory at the end of the first quarter of 2012 was $0.7 million lower than the end of the first quarter of 2011. Inventory turns during the first three months of 2012 were 7.0 as compared to 6.6 in the same period of 2011. The decrease in inventory reflects the sale of $3.6 million of net inventory of the ECCO product line.

Common Share Repurchases

During the first quarter of 2012, we repurchased 2.3 million shares of our common stock for $26.3 million at an average stock price of $11.32. During the first three months of 2011, ARRIS did not repurchase any shares under the plan.

Summary of Current Liquidity Position and Potential for Future Capital Raising

We believe our current liquidity position, where we have approximately $514.3 million of cash, cash equivalents, and short-term investments and $52.9 million of long-term marketable securities on hand as of March 31, 2012, together with the prospects for continued generation of cash from operations are adequate for our short- and medium-term business needs. We may in the future elect to repurchase additional shares of our common stock or convertible notes. In addition, a key part of our overall long-term strategy may be implemented through additional acquisitions, and a portion of these funds may be used for that purpose. Should our available funds be insufficient for those purposes, it is possible that we will raise capital through private or public, share or debt offerings.

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

During the first three month of 2012, ARRIS repurchased 2.3 million shares of the Company’s common stock at an average price of $11.32 per share, for an aggregate consideration of approximately $26.3 million.

As of March 31, 2012, the remaining authorized amount for future repurchases was $45.2 million.

Commitments

Our contractual obligations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011. There has been no material change to our contractual obligations during the first three months of 2012.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Cash Flow

Below is a table setting forth the key line items of our Consolidated Statements of Cash Flows (in thousands):

	For the Three Months Ended
	March 31,
	2012	2011
Cash provided by (used in) operating activities	$35,273	$(3,571)
Cash provided by (used in) investing activities	(26,371)	379
Cash provided by (used in) financing activities	(28,969)	8,818

Net increase (decrease) in cash	$(20,067)	$5,626

Operating Activities:

Below are the key line items affecting cash provided by operating activities (in thousands):

	For the Three Months Ended
	March 31,
	2012	2011
Net income	$5,799	$11,564
Adjustments to reconcile net income to cash provided by operating activities	17,526	11,145

Net income including adjustments	23,325	22,709
(Increase) decrease in accounts receivable	(31,799)	(24,043)
(Increase) decrease in inventory	7,243	(4,024)
Increase (decrease) in accounts payable and accrued liabilities	22,398	(7,048)
All other – net	14,106	8,835

Cash provided by (used in) operating activities	$35,273	$(3,571)

Net income, including adjustments, increased $0.6 million during the first three months of 2012 as compared to 2011.

Accounts receivable increased by $31.8 million during the first three months of 2012. This increase was primarily as a result of higher sales in the first quarter of 2012 as compared to first quarter of 2011 and payment patterns of our customers.

Inventory decreased by $7.2 million during the first three months of 2012. The decrease was due to higher sales and the sale of the ECCO product line.

Accounts payable and accrued liabilities increased by $22.4 million. Accounts payable increased due to increased purchases resulting from higher sales. Deferred revenue increased by $16.4 million, which was the result of the build-up of the deferred revenue due to annual maintenance renewals which typically occur in the first quarter.

All other accounts, net, includes the changes in other receivables, income taxes payable (recoverable), and prepaids. The other receivables represent amounts due from our contract manufacturers for material used in the assembly of our finished goods. The change in our income taxes recoverable account is a result of the timing of the actual estimated tax payments during the year as compared to the actual tax liability for the year. The net change during the first three months of 2012 was approximately $14.1 million.

Investing Activities:

Below are the key line items affecting investing activities (in thousands):

	For the Three Months Ended
	March 31,
	2012	2011
Purchases of property, plant and equipment	$(3,762)	$(6,251)
Cash proceeds from sale of property, plant and equipment	–	42
Purchases of investments	(77,766)	(99,361)
Sales of investments	51,908	105,949
Cash proceeds from sale of product line	3,249	–

Cash provided by (used in) investing activities	$(26,371)	$379

Purchases of Property, Plant and Equipment – This represents capital expenditures which are mainly for test equipment, laboratory equipment, and computing equipment. We anticipate investing approximately $25 million in fiscal year 2012.

Cash Proceeds from Sale of Property, Plant and Equipment – This represents the cash proceeds we received from the sale of property, plant and equipment.

Purchases and Sales of Investments – These represent purchases and sales of securities

Cash Proceeds from Sale of Product Line – This represents the cash proceeds we received from the sale of our ECCO product line.

Financing Activities:

Below are the key line items affecting our financing activities (in thousands):

	For the Three Months Ended
	March 31,
	2012	2011
Repurchase of common stock	$(26,315)	$–
Excess income tax benefits from stock-based compensation plans	1,654	3,700
Repurchase of shares to satisfy employee tax withholdings	(8,033)	(8,245)
Proceeds from issuance of common stock	3,725	13,363

Cash provided by (used in) financing activities	$(28,969)	$8,818

Repurchase of Common Stock – During the first three months of 2012, ARRIS repurchased approximately 2.3 million shares of the Company’s common stock at an average price of $11.32 per share for an aggregate consideration of approximately $26.3 million. During the first three months of 2011, ARRIS did not repurchase any shares.

Excess Income Tax Benefits from Stock-Based Compensation Plans – This represents the cash that otherwise would have been paid for income taxes if increases in the value of equity instruments also had not been deductible in determining taxable income.

Repurchase of Shares to Satisfy Tax Withholdings – This represents the minimum shares withheld to satisfy the tax withholding when restricted stock vests.

Proceeds from Issuance of Common Stock, Net – Represents cash proceeds related to the exercise of employee stock options, offset by expenses paid related to issuance of common stock.

Interest Rates

As of March 31, 2012, we did not have any floating rate indebtedness or outstanding interest rate swap agreements.

Foreign Currency

A significant portion of our products are manufactured or assembled in Mexico and Taiwan, and we have research and development centers in China, Israel, and Ireland. Our sales into international markets have been and are expected in the future to be an important part of our business. These foreign operations are subject to the usual risks inherent in conducting business abroad, including risks with respect to currency exchange rates, economic and political destabilization, restrictive actions and taxation by foreign governments, nationalization, the laws and policies of the United States affecting trade, foreign investment and loans, and foreign tax laws.

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

ARRIS executes letters of credit in favor of certain landlords and vendors to guarantee performance on lease and insurance contracts. Additionally, we have cash collateral account agreements with our financial institutions as security against potential losses with respect to our foreign currency hedging activities. The letters of credit and cash collateral accounts are reported as restricted cash. As of March 31, 2012 and December 31, 2011, we had approximately $3.9 million and $4.1 million outstanding, respectively, of cash collateral.

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

From time to time, we hold certain investments in the common stock of publicly-traded companies, which are classified as available-for-sale. As of March 31, 2012 and December 31, 2011 our holdings in these investments were $5.3 million and $4.8 million, respectively. Changes in the market value of these securities are recorded in other comprehensive income and gains or losses on related sales of these securities are recognized in income (loss).

ARRIS holds a cost method investment in a private company. This investment is recorded at $1.0 million as of March 31, 2012 and December 31, 2011. Due to the fact the investment is in a private company, we are exempt from estimating the fair value on an interim basis. However, ARRIS is required to estimate the fair value if there has been an identifiable event or change in circumstance that may have a significant adverse effect on the fair value of the investment. Each quarter, we evaluate our investment for any other-than-temporary impairment, by reviewing any capital transactions, the current revenues, bookings and long-term plan of the private company. During the evaluation performed as of December 31, 2011, ARRIS concluded that the private company would be depleting cash balances in early 2012. Further, ARRIS was notified that the private company intends to raise capital by offering a new round of financing to its existing and new investors. ARRIS concluded that the investee’s need to raise further capital was an indicator of impairment and therefore, performed steps to determine the fair value of its investment in the private company. ARRIS was unable to apply traditional valuation techniques as the required inputs to these techniques are unavailable. ARRIS determined that the best estimate of the fair value of its investment was to calculate it based upon the preliminary indication of value related to the new round of financing. As a result of these considerations, ARRIS recorded an other-than-temporary impairment on its investment of $3.0 million in the fourth quarter of 2011.

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

We also have deferred retirement salary plans, which were limited to certain current or former officers of C-COR. We hold investments to cover the liability.

ARRIS also funds its nonqualified defined benefit plan for certain executives in a rabbi trust.

Capital Expenditures

Capital expenditures are made at a level designed to support the strategic and operating needs of the business. ARRIS’ capital expenditures were $3.8 million in the first three months of 2012 as compared to $6.3 million in the first three months of 2011. Management expects to invest approximately $25 million in capital expenditures for the fiscal year 2012.

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

Our critical accounting policies and estimates are disclosed in our Form 10-K for the year ended December 31, 2011, as filed with the SEC. Our critical accounting estimates have not changed in any material respect during the three months ended March 31, 2012.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLSOURES ABOUT MARKET RISK

There have been no material changes with respect to the information appearing in Part II, Item 7A., “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

PART II. OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

We accrue a liability for legal contingencies when we believe that it is both probable that a liability has been incurred and that we can reasonably estimate the amount of the loss. ARRIS reviews these accruals and adjusts them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel and other relevant information. To the extent new information is obtained and our views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in our accrued liabilities would be recorded in the period in which such determinations are made. Unless noted otherwise, for the matters referenced below, the liability is not probable or the amount cannot be reasonably estimated, and, therefore, accruals have not been made.

Due to the nature of our business, it is subject to patent infringement claims, including current suits against us or one or more of our wholly-owned subsidiaries or one or more of our customers who may seek indemnification from us, alleging infringement by various Company products and services. We believe that we have meritorious defenses to the allegation made in the pending cases and intend to vigorously defend these lawsuits; however, we are unable currently to determine the ultimate outcome of these or similar matters. In addition, we are a defendant in various litigation matters generally arising out of the normal course of business. Except as described below, ARRIS is not party to any proceedings that are, or reasonably could be expected to be, material to its business, results of operations or financial condition. However, since it is difficult to predict the outcome of these matters, it is possible that the ultimate outcomes will materially and adversely affect our business, financial position, results of operations or cash flows.

Ceres Comm. v. MSOs, Telcos, and others. C.A. 10-1062; 11-279, District of Delaware. In August and December 2010, Ceres filed suit against 23 and 13 companies, respectively, which included the major MSOs, Telcos and others, alleging infringement of two US patents, nos. 5,774,526 and 7,149,252, related to modulation techniques. Certain of our customers that are defendants have requested that we provide indemnification. The complaint requests unspecified damages, and to-date no evidence of damages has been introduced. The parties reached a settlement that has been reflected in the Company’s financial statements at March 31, 2012.

British Telecom v. Cox and Cable One. C.A. No. 10-658 (SLR), U.S. District Court, District of Delaware. On August 5, 2010 BT sued Cox and Cable One alleging infringement of four BT U.S. patents, nos. 5,142,532, 5,526,350, 6,538,989 and 6,665,264, and subsequently amended the complaint to include four additional U.S. patents, nos. 5,790,643, 5,923,247, 6,205,216 and 6,473,742. Cox and Cable One have asked ARRIS (and other suppliers) to indemnify them. It is premature to assess the likelihood of a favorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify Cable One and Cox, pay royalties and/or cease utilizing certain technology.

ARRIS v. SeaChange Int’l. (previously nCube v. SeaChange). C.A. No. 01-011 (JJF). U.S. District Court, District of Delaware. In May 2002, a jury found that video-on-demand products and software sold by SeaChange International (“SeaChange”) willfully infringed various claims of ARRIS’ U.S. patent No. 5,805,804. The jury also determined that a 7% royalty rate was applicable to SeaChange’s infringing sales. In April 2004, the District Court awarded enhanced damages and attorneys’ fees based on the jury’s finding of willful infringement. In January 2006, the Federal Circuit affirmed the jury’s findings of willful infringement and the District Court’s award of enhanced damages and attorneys’ fees. In April 2006, the District Court entered a permanent injunction that, among other things, enjoined SeaChange from selling video-on-demand products and software that infringe U.S. patent no. 5,805,804. Following the District Court’s entry of the permanent injunction, SeaChange initiated re-examination proceedings of the infringed claims before the United States Patent and Trademark Office (“USPTO”). The USPTO determined that most of the patent claims were patentable without any modification, including the infringed claim at issue in the contempt action.

In July 2009, ARRIS filed a motion for contempt, seeking to enforce the permanent injunction and an award of sanctions for SeaChange’s continued sales of the video-on-demand products and software. In August 2009, in response to ARRIS’ motion for contempt, SeaChange filed a declaratory- judgment suit seeking an order that its video-on-demand products and software do not infringe U.S. patent no. 5,805,804. In June 2010, the District Court stayed SeaChange’s declaratory-judgment suit in favor of proceeding with ARRIS’ motion for contempt. To date, ARRIS has introduced evidence of infringement and support for sanctions based on SeaChange’s sales of its video-on-demand products and software since 2002. ARRIS has requested that enhanced sanctions be awarded. In March 2011, the District Court conducted a hearing with respect to ARRIS’ motion for contempt. In September 2011, the District Court issued an opinion, confirming that the contempt proceedings were appropriate and further noting its “present inclination to find no colorable difference” between SeaChange’s infringing product and SeaChange’s current product. The District Court also stated that “further proceedings may be necessary before the Court will be able to make a final finding.” A hearing to determine whether contempt occurred was held on March 1, 2012. Post-hearing briefing is scheduled to be completed on May 10, 2012.

Multiservice Solutions v. MSOs C.A. No. 6:11-cv-00114, Eastern District of Texas. In March 2011, Multiservice Solutions filed suit against 4 MSOs alleging infringement of US patent no. 5,774,527 by all parties to the suit, , and US patent no. 5,715,315 by one party to the suit, relating to integrated voice, data and video devices. Certain of our customers have requested that we provide indemnification. The complaint requests unspecified damages for past and future infringement. It is premature to assess the likelihood of a favorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify the MSOs, pay royalties and/or cease utilizing certain technology.

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

CyberFone (LVL Patent Group, LLC) v. MSOs C.A. No. 1:11-cv-00828, District of Delaware. On September 15, 2011, LVL Patent Group filed suit against 14 cable service providers alleging infringement of US patent no. 6,044,382, relating to VOD products and services. Certain of our customers have requested that we provide indemnification. The complaint requests unspecified damages for past infringement and injunction against future infringement. To date, no evidence of damages has been introduced. It is premature to assess the likelihood of a favorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify the MSOs, pay royalties and/or cease utilizing certain technology.

CyberFone Systems, LLC v. MSOs C.A. No. 1:2012cv00109, etc.; District of Delaware. On January 30, 2012, Cyberfone filed separate suits against 13 cable service providers alleging infringement of U.S. patent No. 8,019,060, relating to video on demand services. Certain of our customers have requested that we provide indemnification. The complaint requests unspecified damages for past infringement and injunction against future infringement. To date, no evidence of damages has been introduced. It is premature to assess the likelihood of a favorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify the MSOs, pay royalties and/or cease utilizing certain technology.

Bernstein, et al v. BigBand Networks, Inc., et al. During October 2011, five lawsuits were filed against BigBand Networks, BigBand Networks directors and ARRIS for breach of fiduciary duty claiming, among other things, the price that ARRIS agreed to pay to acquire BigBand Networks is too low and seeking injunctive relief and monetary damages. Four suits were filed in California and one in Delaware. The suits are Bernstein v. BigBand Networks, Inc., et al. Civil Action No. CIV509018, Naveh v. BigBand Networks, Inc., et al. Civil Action No. CIV509114, and Bushaskey v. BigBand Networks, Inc., et al. Civil Action No. CIV 509188 and Schnaider v. BigBand Networks, Inc., et al. Civil Action No. CIV509158. The Delaware case is Amir v. BigBand Networks, Inc., et al. Civil Action No. CA 6992-VCG. A tentative settlement of the cases subject to court approval, has been reached which was reflected in the Company’s financial statements as of December 31, 2011.

Patchin Value Master v. ARRIS Solutions, Inc. Filed January 19, 2012. The holder of 670,000 shares of BigBand stock ($1.5M at our offer price) declined our tender offer and asserted dissenters’ rights. The parties reached a settlement that has been reflected in the Company’s financial statements at March 31, 2012.

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

Several of our customers have accumulated significant levels of debt. These high debt levels, coupled with the current turbulence and uncertainty in the capital markets, may impact their access to capital in the future. Even if the financial health of our customers remains intact, these customers may not purchase new equipment at levels we have seen in the past or expect in the future. The economy and financial markets continue to be impacted by housing market disruptions and foreclosures as well as the material global economic disruptions. We cannot predict the impact if any of the recent financial market turmoil, or of specific customer financial challenges on our customer’s expansion and maintenance expenditures.

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

Our two largest customers (including their affiliates, as applicable) are Comcast and Time Warner Cable. For the three months ended March 31, 2012, sales to Comcast accounted for approximately 27.0% and sales to Time Warner Cable accounted for approximately 14.7% of our total revenue. The loss of either of these customers, or one of our other large customers, or a significant reduction in the products or services provided to any of them would have a material adverse impact on our business. For each of these customers, we also are one of their largest suppliers. As a result, if from time-to-time customers elect to purchase products from our competitors in order to diversify their supplier base and to dual-source key products or to curtail purchasing due to budgetary or market conditions, such decisions could have material consequences to our business. In addition, because of the magnitude of our sales to these customers the terms and timing of our sales are heavily negotiated, and even minor changes can have a significant impact upon our business.

We may pursue acquisitions and investments that could adversely affect our business.

In the past, we have made acquisitions of and investments in businesses, products, and technologies to complement or expand our business. While we have no announced plans for additional acquisitions, future acquisitions are part of our strategic objectives and may occur. If we identify an acquisition candidate, we may not be able to successfully negotiate or finance the acquisition or integrate the acquired businesses, products, or technologies with our existing business and products. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, amortization expenses, and substantial goodwill. We will test the goodwill that is created by acquisitions, at least annually and will record an impairment charge if its value has declined. For instance, in the fourth quarter of 2011, we recorded a substantial impairment charge with respect to the goodwill that was created as part of a prior acquisition.

Any integration process with respect to completed acquisitions may be complex and time consuming, may be disruptive to the business and may cause an interruption of, or a distraction of management’s attention from, the business as a result of a number of obstacles, including but not limited to:

•	the loss of key customers of the acquired company;
•	the incurrence of unexpected expenses and working capital requirements;
•	a failure of our due diligence process to identify significant issues or contingencies;
•	difficulties assimilating the operations and personnel of the acquired company;
•	our inability to retain key personnel of acquired entities;
•	our inability to achieve the financial and strategic goals for the acquired and combined businesses; and
•	difficulty in maintaining internal controls, procedures and policies.

Any of the foregoing obstacles, or a combination of them, could increase selling, general and administrative expenses in absolute terms and/or as a percentage of net sales, which could in turn negatively impact our operating results and cash flows.

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

Our financial statements reflect substantial goodwill and intangible assets, approximately $312.7 million as of March 31, 2012, that was recognized in connection with the acquisitions that we have made. We annually (and more frequently if changes in circumstances indicate that the asset may be impaired) review the carrying amount of our goodwill in order to determine whether it has been impaired for accounting purposes. In general, if the fair value of the corresponding reporting unit’s goodwill is less that the carrying value of the goodwill, we record an impairment charge. The determination of fair value is dependent upon a number of factors, including assumptions about future cash flows and growth rates that are based on our current and long-term business plans. With respect to the amortizable intangible assets, ARRIS tests recoverability when events or changes in circumstances indicate that their carrying amounts may not be recoverable. Examples of such circumstances include, but are not limited to, operating or cash flow losses from the use of such assets or changes in our intended uses of such assets. If the Company determines that an asset or asset group is not recoverable, then the Company would record an impairment charge if the carrying value of the asset or asset group exceeds its fair value. Fair value is based on estimated discounted future cash flows expected to be generated by the asset or asset group. The assumptions underlying cash flow projections would represent management’s best estimates at the time of the impairment review.

No goodwill impairment was recorded in the first quarter of 2012. During the fourth quarter of 2011, we recorded a non-cash goodwill impairment charge of $41.2 million and a non-cash intangible asset impairment charge of $47.4 million relating to our MCS reporting unit. We also recorded a non-cash goodwill impairment charge of $128.9 million and $80.4 million related to the ATS and MCS reporting units, respectively, during the fourth quarter of 2008. As the ongoing expected cash flows and carrying amounts of our remaining goodwill are assessed, changes in the economic conditions, changes to our business strategy, changes in operating performance or other indicators of impairment could cause us to realize additional impairment charges in the future. For additional information, see the discussion under Critical Accounting Policies in Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the United States Securities and Exchange Commission (“SEC”).

We may have difficulty in forecasting our sales.

Because a significant portion of the purchases by our customers are discretionary and are primarily discrete commitments, accurately forecasting sales is difficult. In addition, in recent years our customers have submitted their purchase orders less evenly over the course of each quarter and year and with shorter lead times than they have historically. This has made it even more difficult for us to forecast sales and other financial measures, which can result in us maintaining inventory levels that are too high or too low for our ultimate needs.

Our business has and is expected to have higher levels of software sales which may result in greater volatility in our operating results.

The level of our MCS sales fluctuates significantly quarter to quarter which results in greater volatility of our operating results than has been typical in the past, when the main source of volatility was the high proportion of quick-turn product sales. The timing of revenue recognition on software and system sales is based on specific contract terms and, in certain cases, is dependent upon completion of certain activities and customer acceptance which are difficult to forecast accurately.

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

A significant portion of our products are manufactured or assembled in China, Ireland, Mexico, and other countries outside of the United States. Further, we have research and development centers in China, Ireland, and Israel. The governments of these foreign countries may pass laws that impair our operations, such as laws that impose exorbitant tax obligations or nationalize these manufacturing facilities. These countries may also be subject to political and civil unrest which may adversely impact our operations.

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

A portion of our research and development operations and a portion of our contract manufacturing occur in Israel. As of March 31, 2012, we had approximately 125 full-time employees located in Israel. We also have customer service, marketing and general and administrative employees at our facility. Accordingly, we are directly influenced by the political, economic and military conditions affecting Israel, and any major hostilities there involving Israel or the interruption or curtailment of trade between Israel and its trading partners could significantly harm our business. In addition, in the past, Israel and companies doing business with Israel have been the subject of an economic boycott. Israel has also been and is subject to civil unrest and terrorist activity, with varying levels of severity, for the last decade. Security and political conditions may have an adverse impact on our business in the future. Hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could adversely affect our operations and make it more difficult for us to retain or recruit qualified personnel in Israel.

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

Cyber-security incidents, including data security breaches or computer viruses, could harm our business by disrupting our delivery of services, damaging our reputation or exposing us to liability.

We receive, process, store and transmit, often electronically, the confidential data of our clients and others. Unauthorized access to our computer systems or stored data could result in the theft or improper disclosure of confidential information, the deletion or modification of records or could cause interruptions in our operations. These cyber-security risks increase when we transmit information from one location to another, including transmissions over the Internet or other electronic networks. Despite implemented security measures, our facilities, systems and procedures, and those of our third-party service providers, may be vulnerable to security breaches, acts of vandalism, software viruses, misplaced or lost data, programming and/or human errors or other similar events which may disrupt our delivery of services or expose the confidential information of our clients and others. Any security breach involving the misappropriation, loss or other unauthorized disclosure or use of confidential information of our clients or others, whether by us or a third party, could (i) subject us to civil and criminal penalties, (ii) have a negative impact on our reputation, or (iii) expose us to liability to our clients, third parties or government authorities. Any of these developments could have a material adverse effect on our business, results of operations and financial condition.

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

Dated: May 7, 2012