Form 10-Q
period 2012-06-30
ARRIS GROUP INC
filed 2012-08-06
CIK 1141107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

For the quarter ended June 30, 2012

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

As of July 31, 2012, 113,246,428 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

ARRIS GROUP, INC.

FORM 10-Q

For the Three and Six Months Ended June 30, 2012

PART I. CONDENSED FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARRIS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data) (unaudited)

	June 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$199,395	$235,875
Short-term investments, at fair value	340,166	282,904

Total cash, cash equivalents and short-term investments	539,561	518,779
Restricted cash	3,942	4,101
Accounts receivable (net of allowances for doubtful accounts of $1,515 in 2012 and $1,443 in 2011)	179,371	152,437
Other receivables	1,414	8,789
Inventories (net of reserves of $9,953 in 2012 and $12,243 in 2011)	102,361	115,912
Prepaids	12,124	10,408
Current deferred income tax assets	21,972	22,048
Other current assets	16,766	27,071

Total current assets	877,511	859,545
Property, plant and equipment (net of accumulated depreciation of $142,212 in 2012 and $130,331 in 2011)	56,175	61,375
Goodwill	194,626	194,542
Intangible assets (net of accumulated amortization of $224,197 in 2012 and $209,374 in 2011)	110,000	124,823
Investments	70,967	71,095
Noncurrent deferred income tax assets	47,228	38,433
Other assets	10,575	10,997

	$1,367,082	$1,360,810

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,800	$40,671
Accrued compensation, benefits and related taxes	28,165	36,764
Accrued warranty	2,995	3,350
Deferred revenue	63,023	43,746
Other accrued liabilities	23,980	33,325

Total current liabilities	162,963	157,856
Long-term debt, net of current portion	215,823	209,766
Accrued pension	25,696	25,260
Noncurrent income tax liability	26,676	24,450
Noncurrent deferred income tax liabilities	340	337
Other noncurrent liabilities	24,797	26,936

Total liabilities	456,295	444,605

Stockholders’ equity:
Preferred stock, par value $1.00 per share, 5.0 million shares authorized; none issued and outstanding	-	-
Common stock, par value $0.01 per share, 320.0 million shares authorized; 113.6 million and 114.8 million shares issued and outstanding in 2012 and 2011, respectively	1,473	1,449
Capital in excess of par value	1,259,946	1,245,115
Treasury stock at cost, 33.4 million and 29.8 million shares in 2012 and 2011	(295,960)	(254,409)
Accumulated deficit	(44,468)	(65,268)
Unrealized gain (loss) on marketable securities (net of accumulated tax expense of $390 in 2012 and $119 in 2011)	211	(267)
Unfunded pension liability (net of accumulated tax effect of $3,257 in 2012 and 2011)	(10,231)	(10,231)
Cumulative translation adjustments	(184)	(184)

Total stockholders’ equity	910,787	916,205

	$1,367,082	$1,360,810

See accompanying notes to the condensed consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data and percentages) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales:
Products	$303,752	$228,635	$569,022	$463,581
Services	45,575	37,164	83,205	69,654

Total net sales	349,327	265,799	652,227	533,235
Cost of sales:
Products	210,016	140,259	385,139	293,014
Services	20,785	18,642	39,654	36,377

	230,801	158,901	424,793	329,391

Gross margin	118,526	106,898	227,434	203,844

Operating expenses:
Selling, general and administrative expenses	40,135	35,868	79,678	72,706
Research and development expenses	42,881	36,629	87,028	72,669
Restructuring charges	1,039	–	6,242	–
Acquisition costs	102	–	709	–
Loss on sale of product line	–	–	337	–
Amortization of intangible assets	7,444	8,944	14,823	17,888

Total operating expenses	91,601	81,441	188,817	163,263
Operating income	26,925	25,457	38,617	40,581
Other expense (income):
Interest expense	4,422	4,180	8,772	8,405
Loss (gain) on investments	356	(334)	(605)	(757)
Interest income	(729)	(886)	(1,484)	(1,664)
Loss on foreign currency	540	79	1,348	967
Other income, net	(226)	(419)	(662)	(532)

Income from operations before income taxes	22,562	22,837	31,248	34,162
Income tax expense	7,561	6,147	10,448	5,908

Net income	$15,001	$16,690	$20,800	$28,254

Net income per common share:
Basic	$0.13	$0.14	$0.18	$0.23

Diluted	$0.13	$0.13	$0.18	$0.23

Weighted average common shares:
Basic	113,842	121,800	114,457	122,047

Diluted	115,111	123,711	116,352	124,720

See accompanying notes to the condensed consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$15,001	$16,690	$20,800	$28,254
Unrealized gain on marketable securities, net of tax expense of $44 and $654 for the three months ended June 30, 2012 and 2011, and $271 and $654 for the six months ended June 30, 2012 and 2011, respectively	62	286	478	1,138

Comprehensive income, net of tax	$15,063	$16,976	$21,278	$29,392

See accompanying notes to the condensed consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (unaudited)

	Six Months Ended
	June 30,
	2012	2011
Operating activities:
Net income	$20,800	$28,254
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,177	11,668
Amortization of intangible assets	14,823	17,888
Stock compensation expense	14,516	11,209
Deferred income tax benefit	(9,720)	(11,403)
Amortization of deferred finance fees	320	326
Provision for doubtful accounts	54	–
Gain on investments	(605)	(757)
Loss on disposal of product line	337	–
Loss on disposal of fixed assets	6	33
Excess income tax benefits from stock-based compensation plans	(2,460)	(3,247)
Non-cash interest expense	6,057	5,721
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(27,743)	(26,503)
Other receivables	7,393	6,117
Inventories	9,996	(11,257)
Income taxes payable and recoverable	8,452	12,591
Accounts payable and accrued liabilities	5,136	(15,480)
Prepaids and other, net	4,327	2,649

Net cash provided by operating activities	65,866	27,809

Investing activities:
Purchases of property, plant and equipment	(9,256)	(12,547)
Cash proceeds from sale of property, plant and equipment	–	43
Purchases of investments	(140,353)	(142,841)
Sales of investments	83,161	179,431
Cash proceeds from sale of product line	3,249	–

Net cash (used in) provided by investing activities	(63,199)	24,086

Financing activities:
Repurchase of common stock	(41,551)	(57,647)
Excess income tax benefits from stock-based compensation plans	2,460	3,247
Repurchase of shares to satisfy employee tax withholdings	(8,052)	(8,245)
Proceeds from issuance of common stock	7,996	17,910

Net cash used in financing activities	(39,147)	(44,735)

Net increase (decrease) in cash and cash equivalents	(36,480)	7,160
Cash and cash equivalents at beginning of period	235,875	353,121

Cash and cash equivalents at end of period	$199,395	$360,281

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

Note 2. Impact of Recently Adopted Accounting Standards

In December 2011, the Financial Accounting Standards Board (“FASB”) issued new disclosure requirements that are intended to enhance current disclosures on offsetting financial assets and liabilities. The new disclosures require an entity to disclose both gross and net information about financial instruments eligible for offset on the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. This new guidance is effective for the Company beginning January 1, 2013. The Company’s accounting policy is to not offset amounts in its financial statements, and therefore, the adoption of this guidance will not have any impact on its consolidated financial statements.

Note 3. Investments

ARRIS’ investments as of June 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	As of June 30, 2012	As of December 31, 2011
Current Assets:
Available-for-sale securities	$340,166	$282,904

Noncurrent Assets:
Available-for-sale securities	67,354	70,095
Cost method investments	3,613	1,000

	70,967	71,095

Total	$411,133	$353,999

ARRIS’ investments in debt and marketable equity securities are categorized as available-for-sale. The Company currently does not hold any held-to-maturity securities. Realized gains and losses on trading securities and available-for-sale securities are included in net income. Unrealized gains and losses on available-for-sale securities are included in our consolidated balance sheet as a component of accumulated other comprehensive income (loss). The total (gains) losses included in the accumulated other comprehensive income related to available-for-sale securities were ($0.2) million and $0.3 million, net of tax, as of June 30, 2012 and December 31,

2011, respectively. Realized and unrealized gains and losses in total and by individual investment as of June 30, 2012 and December 31, 2011 were not material. The amortized cost basis of the Company’s investments approximates fair value.

As of December 31, 2011, ARRIS’ cost method investment is an investment in a private company. During the second quarter of 2012, ARRIS invested a total of $3.0 million in two additional private companies. Due to the fact the investments are in a private companies, ARRIS is exempt from estimating the fair values. However, ARRIS is required to estimate the fair value if there has been an identifiable event or change in circumstance that may have a significant adverse effect on the fair value of the investment. Each quarter, ARRIS evaluates its investments for any other-than-temporary impairments, by reviewing any capital transactions, the current revenues, bookings and long-term plan of the private companies. During the evaluation performed as of December 31, 2011, ARRIS concluded that the private company would be depleting cash balances in early 2012. Further, ARRIS was notified that the private company intends to raise capital by offering a new round of financing to its existing and new investors. During the fourth quarter of 2011, ARRIS concluded that the investee’s need to raise additional funds was an indicator of impairment and therefore, performed steps to determine the fair value of its investment in the private company. ARRIS was unable to apply traditional valuation techniques as the required inputs to these techniques are unavailable. ARRIS determined that the best estimate of the fair value of its investment was to calculate it based upon the preliminary indication of value related to the new round of financing. As a result of these considerations, ARRIS recorded an other-than-temporary impairment on its investment of $3.0 million in the fourth quarter of 2011. During the second quarter of 2012, the private company continued its efforts to raise capital, and as part of this process, a new valuation was performed. The results indicated a further reduction in the valuation of the company. As a result, ARRIS concluded that its investment was further impaired and recorded an incremental other-than-temporary impairment of $0.5 million in the second quarter of 2012. As of June 30, 2012, the balance of this investment is $0.6 million, and the balance of the two new investments is their original cost of $3.0 million.

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

The following table presents the Company’s investment assets and foreign currency contract positions measured at fair value on a recurring basis as of June 30, 2012 (in thousands):

	Level 1	Level 2	Level 3	Total
Current investments	$127,589	$212,577	$–	$340,166
Noncurrent investments	11,926	55,428	–	67,354
Foreign currency contracts – asset position	1,601	–	–	1,601
Foreign currency contracts – liability position	573	–	–	573

In addition to the amounts disclosed in the above table, the fair value of the Company’s Israeli severance pay assets, which were almost fully comprised of Level 2 assets, was $3.5 million and $3.7 million as of June 30, 2012 and December 31, 2011, respectively.

All of the Company’s short-term investments and long-term investments instruments are classified within Level 1 or Level 2 of the fair value hierarchy as they are valued using quoted market prices, market prices for similar securities, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include the Company’s investment in money market funds, mutual funds, government agency bonds, municipal bonds and investments in public companies. Such instruments are generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on other observable inputs include the Company’s cash surrender value of company owned life insurance, corporate obligations and bonds, commercial paper and certificates of deposit. Such instruments are classified within Level 2 of the fair value hierarchy.

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

The fair values of ARRIS’ derivative instruments recorded in the Consolidated Balance Sheet as of June 30, 2012 and December 31, 2011 were as follows (in thousands):

	As of June 30, 2012		As of December 31, 2011

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts – asset derivatives	Other current assets	$1,601	Other current assets	$3,295

Foreign exchange contracts – liability derivatives	Other accrued liabilities	$573	Other accrued liabilities	$546

The change in the fair values of ARRIS’ derivative instruments recorded in the Consolidated Statements of Operations during the three and six months ended June 30, 2012 and 2011 were as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Statement of Operations Location	2012	2011	2012	2011
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Loss (gain) on foreign currency	$(708)	$881	$77	$3,014

Note 6. Pension Benefits

Components of Net Periodic Pension Cost (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011
Service cost	$84	$77	$167	$156
Interest cost	521	536	1,042	1,071
Expected gain on plan assets	(315)	(406)	(629)	(812)
Amortization of net loss	210	72	420	144

Net periodic pension cost	$500	$279	$1,000	$559

Employer Contributions

No minimum funding contributions are required in 2012 under the Company’s defined benefit plan. However, the Company made voluntary contributions to the plan of approximately $23 thousand and $44 thousand for the three and six months ended June 30, 2012. Additionally, the Company made a voluntary contribution to the plan of $0.5 million during the three months ended June 30, 2012. The Company has established two rabbi trusts to fund the Company’s pension obligations under the non-qualified plan of the Chief Executive Officer and certain executive officers. The balance of these rabbi trust assets as of June 30, 2012 was approximately $16.3 million and is included in Investments on the Consolidated Balance Sheets.

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

Information regarding the changes in ARRIS’ aggregate product warranty liabilities for the six months ended June 30, 2012 was as follows (in thousands):

Balance at December 31, 2011	$6,387
Accruals related to warranties (including changes in estimates)	1,339
Settlements made (in cash or in kind)	(1,636)

Balance at June 30, 2012	$6,090

Note 8. Restructuring Charges

ARRIS has restructuring accruals representing contractual obligations that related to excess leased facilities and equipment in ARRIS’ ATS segment. Payments will be made over their remaining lease terms through 2014, unless terminated earlier (in thousands):

Balance as of December 31, 2011	$1,144
Payments	(191)

Balance as of June 30, 2012	$953

In the fourth quarter of 2011, the Company initiated a restructuring plan as a result of its acquisition of BigBand Networks. The plan focuses on the rationalization of personnel, facilities and systems across multiple segments in the ARRIS organization. During the fourth quarter of 2011, ARRIS recorded a restructuring charge of $3.4 million, of which $3.3 million was related to severance and termination benefits and $0.1 million was related to facilities. During the six months ended June 30, 2012, ARRIS recorded an additional restructuring charge of $6.2 million, of which $5.3 million was related to severance and termination benefits and $0.9 million was related to facilities. As of June 30, 2012, the total liability remaining for this restructuring plan was approximately $0.9 million, of which the severance component of $0.2 million is expected to be paid in the third quarter of 2012 and the facility component of $0.7 million will be paid over the remaining lease terms through 2016, unless terminated earlier (in thousands):

Balance as of December 31, 2011	$3,052
Restructuring charges	6,242
Payments	(8,387)

Balance as June 30, 2012	$907

Note 9. Inventories

Inventories are stated at the lower of average cost, approximating first-in, first-out, or market. The components of inventory were as follows, net of reserves (in thousands):

	June 30,	December 31,
	2012	2011
Raw material	$21,717	$22,759
Work in process	3,333	3,551
Finished goods	77,311	89,602

Total inventories, net	$102,361	$115,912

Note 10.   Property, Plant and Equipment

Property, plant and equipment, at cost, consisted of the following (in thousands):

	June 30,	December 31,
	2012	2011
Land	$2,562	$2,612
Building and leasehold improvements	25,041	25,243
Machinery and equipment	170,784	163,851

	198,387	191,706
Less: Accumulated depreciation	(142,212)	(130,331)

Total property, plant and equipment, net	$56,175	$61,375

Note 11.   Convertible Senior Notes

In 2006, the Company issued $276.0 million of 2% convertible senior notes due 2026. The notes are convertible, at the option of the holder, based on an initial conversion rate, subject to adjustment, of 62.1504 shares per $1,000 principal amount (which represents an initial conversion price of approximately $16.09 per share of our common stock), into cash up to the principal amount and, if applicable, shares of the Company’s common stock, cash or a combination thereof. The notes are unsecured senior obligations, and are effectively subordinated to all liabilities, including trade payables and lease obligations of the Company’s subsidiaries. The notes may be converted during any calendar quarter in which the closing price of ARRIS’ common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect at that time (which, based on the current conversion price, would be $19.31) and upon the occurrence of certain other events. Upon conversion, the holder will receive the principal amount in cash and an additional payment, in either cash or stock at the option of the Company. The additional payment will be based on a formula which calculates the difference between the initial conversion rate ($16.09) and the market price at the date of the conversion. As of August 3, 2012, the notes could not be converted by the holders thereof. Interest is payable on May 15 and November 15 of each year. The Company may redeem the notes at any time on or after November 15, 2013, subject to certain conditions. In addition, the holders may require the Company to purchase all or a portion of their convertible notes on or after November 13, 2013. There are no significant financial covenants related to the notes.

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

	June 30,	December 31,
	2012	2011

Carrying amount of the equity component	$48,209	$48,209

Principal amount of the liability component	$232,050	$232,050
Unamortized discount	(16,227)	(22,284)

Net carrying amount of the liability component	$215,823	$209,766

The following table presents the contractual interest coupon and the amortization of the discount on the equity component related to the notes during the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Contractual interest recognized	$1,160	$1,185	$2,321	$2,371
Amortization of discount	3,058	2,888	6,057	5,720

The effective annual interest rate on the debt component is 7.93%.

The Company paid approximately $7.8 million of finance fees related to the issuance of the notes. Of the $7.8 million, approximately $5.3 million was attributed to the debt component and $2.5 million was attributed to the equity component of the convertible debt instrument. The portion related to the debt component is being amortized over seven years. The remaining balance of unamortized financing costs from these notes as of June 30, 2012 and December 31, 2011 was $0.9 million and $1.2 million, respectively.

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

The table below represents information about the Company’s reporting segments for the three and six months ended June 30, 2012 and 2011 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Business Segment:
BCS:
Sales	$280,592	$201,844	$525,107	$408,474
Gross Margin	96,362	85,812	185,927	162,869

ATS:
Sales	52,225	46,870	96,281	92,492
Gross Margin	10,965	11,332	21,600	22,316

MCS:
Sales	16,510	17,085	30,839	32,269
Gross Margin	11,199	9,754	19,907	18,659

Total :
Sales	$349,327	$265,799	$652,227	$533,235
Gross Margin	$118,526	$106,898	$227,434	$203,844

Note 13. Sales Information

The Company’s two largest customers (including their affiliates, as applicable) are Comcast and Time Warner Cable. Over the past year, certain customers’ beneficial ownership may have changed as a result of mergers and acquisitions. Therefore the revenue for ARRIS’ customers for prior periods has been adjusted to include the affiliates under common control. A summary of sales to these customers for the three and six months ended June 30, 2012 and 2011 are set forth below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Comcast and affiliates	$96,189	$67,314	$177,991	$140,247
% of sales	27.5%	25.3%	27.3%	26.3%

Time Warner Cable and affiliates	$75,317	$33,266	$122,421	$80,877
% of sales	21.6%	12.5%	18.8%	15.2%

ARRIS sells its products primarily in the United States. The Company’s international revenue is generated from Asia Pacific, Canada, Europe, and Latin America. The Asia Pacific market primarily includes China, Hong Kong, Japan, Korea, Singapore, and Taiwan. The European market primarily includes Austria, Belgium, France, Germany, Great Britain, Hungry, Ireland, Israel, the Netherlands, Norway, Poland, Portugal, Romania, Russia, Spain, Sweden, Switzerland, and Turkey. The Latin American market primarily includes Argentina, Bahamas, Brazil, Chile, Columbia, Costa Rica, Ecuador, Honduras, Jamaica, Mexico, Panama, Peru, and Puerto Rico. For the three months ended June 30, 2012 and 2011, sales to international customers were approximately 26.2% and 31.7%, respectively, of total sales. For the six months ended June 30, 2012 and 2011, sales to international customers were 25.6% and 30.4%, respectively, of total sales.

International sales by region for the three and six months ended June 30, 2012 and 2011 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Americas, excluding U.S. (1)	$55,923	$47,477	$103,827	$87,099
Asia Pacific	14,289	11,150	24,748	26,062
EMEA	21,361	25,704	38,375	48,741

Total international sales	$91,573	$84,331	$166,950	$161,902

(1)	Excludes U.S. sales of $257.7 million and $485.2 million for the three and six months ended June 30, 2012, respectively. Excludes U.S. sales of $181.5 million and $371.3 million for the three and six months ended June 30, 2011, respectively.

Note 14.   Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the periods indicated (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012(1)	2011(1)	2012(1)	2011(1)
Basic:
Net income	$15,001	$16,690	$20,800	$28,254

Weighted average shares outstanding	113,842	121,800	114,457	122,047

Basic earnings per share	$0.13	$0.14	$0.18	$0.23

Diluted:
Net income	$15,001	$16,690	$20,800	$28,254

Weighted average shares outstanding	113,842	121,800	114,457	122,047
Net effect of dilutive equity awards	1,269	1,911	1,895	2,673

Total	115,111	123,711	116,352	124,720

Diluted earnings per share	$0.13	$0.13	$0.18	$0.23

(1)	EPS may not recalculate directly due to rounding.

The Company has $232.1 million of convertible senior notes outstanding at June 30, 2012. Upon conversion, ARRIS will satisfy at least the principal amount in cash, rather than common stock. This reduced the potential earnings dilution to only include the conversion premium, which is the difference between the conversion price per share of common stock and the average share price. The average share price during the six months ended June 30, 2012 and 2011 was less than the conversion price of $16.09 and, consequently, did not result in dilution.

Excluded from the dilutive securities described above are employee stock options to acquire approximately 4.2 million shares and 3.3 million shares for the three and six months ended June 30, 2012, respectively. During the same periods in 2011, approximately 5.5 million shares and 3.8 million shares, respectively, were excluded from the dilutive securities above. These exclusions are made if the exercise price of these options is greater than the average market price of the common stock for the period, or if the Company has net losses, both of which have an anti-dilutive effect.

During the six months ended June 30, 2012, the Company issued 2.4 million shares of its common stock related to stock option exercises and the vesting of restricted shares, as compared to 4.0 million shares for the twelve months ended December 31, 2011.

Note 15. Income Taxes

In the first half of 2012 and 2011, the Company recorded income tax expense of $10.4 million and $5.9 million, respectively. Below is a summary of the components of the tax expense for the three and six month periods ended June 30, 2012 and 2011 (in thousands, except for percentages):

	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2012			2011			2012			2011
	Income Before Tax	Income Tax Expense	Effective Tax Rate	Income Before Tax	Income Tax Expense	Effective Tax Rate	Income Before Tax	Income Tax Expense	Effective Tax Rate	Income Before Tax	Income Tax Expense	Effective Tax Rate
Non-discrete Items	$22,562	$7,561	33.5%	$22,837	$6,147	26.9%	$31,248	$10,448	33.4%	$34,162	$9,490	27.7%
Discrete tax events – valuation allowances, uncertain tax positions	–	–		–	–		–	–		–	(3,582)

Total	$22,562	$7,561	33.5%	$22,837	$6,147	26.9%	$31,248	$10,448	33.4%	$34,162	$5,908	17.2%

•

During the first half of 2012, as compared to the same period in 2011, the Company did not record any benefits attributable to research and development tax credits and will not be able to record such benefits until legislation permitting such credits is signed into law.

•

During the first quarter of 2011, the Company identified $4.0 million of discrete tax benefits relating to the release of valuation allowances against state deferred tax assets, which was partially offset by $0.4 million of additional liabilities related to uncertain tax positions attributable to AMT credits.

Note 16. Repurchases of ARRIS Common Stock

The table below sets forth the purchases of ARRIS common stock for the quarter ended June 30, 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
April 2012	1,358,971	$11.21	1,358,971	$30,000
May 2012	952	$11.54	-	$30,000
June 2012	-	-	-	$30,000

(1)	Includes approximately 952 shares repurchased to satisfy tax withholding obligations that arose on the vesting of shares of restricted stock and restricted stock units.

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

During the first three months of 2012, ARRIS repurchased 2.3 million shares of the Company’s common stock at an average price of $11.32 per share, for an aggregate consideration of approximately $26.3 million. During the second quarter of 2012, ARRIS repurchased 1.4 million shares of the Company’s common stock at an average price of $11.21 per share, for an aggregate consideration of approximately $15.2 million.

Unless terminated earlier by a Board resolution, the Program will expire when we have used all authorized funds for repurchase. The remaining authorized amount for stock repurchases under this program was $30.0 million as of June 30, 2012.

Note 17. Contingencies

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

Below are some key highlights relative to the second quarter and first half of 2012:

Financial Highlights

•

Sales in the second quarter and first half of 2012 were $349.3 million and $652.2 million, respectively, as compared to $265.8 million and $533.2 million in the same periods in 2011. The increase is primarily attributed to high demand for our DOCSIS 3.0 CPE products, the introduction of our Video Gateway products in Q3 2011, as well as the inclusion of sales of our EMP product resulting from our late 2011 acquisition of BigBand Networks.

•

Gross margin percentage was 33.9% in the second quarter of 2012, which compares to 40.2% in the second quarter of 2011 and 36.0% in the first quarter of 2012. The year over year decline reflects a change in product mix including higher sales of DOCSIS 3.0 CPE and Video Gateway products (which have lower than average margins) and lower CMTS software sales (which have higher than average margins.)

•

Total operating expenses (excluding amortization of intangible assets) in the second quarter of 2012 were $84.2 million, as compared to $72.5 million in the same period last year. The increase is the result of the inclusion of expenses associated with BigBand.

•

We ended the second quarter 2012 with an order backlog of approximately $251.9 million and a book-to-bill ratio of 0.93. This compares to $154.2 million and 0.91 in the second quarter 2011, respectively.

•

We ended the second quarter of 2012 with $576.3 million of cash, cash equivalents, short-term and long-term marketable security investments. We generated approximately $65.9 million and $27.8 million of cash from operating activities in the first half of 2012 and 2011, respectively.

•	In the first half of 2012, we used $41.6 million of cash to repurchase 3.7 million shares of our common stock.

Product Line Highlights

•	Broadband Communications Systems

o	CMTS
¡	Shift in product mix resulted in a higher mix of new hardware (both downstream and upstream line cards) and lower downstream software licenses in 2Q12
¡	Total downstream channels shipped were strong but below peak levels seen the last several quarters.
¡	Upstream shipments increased as the new cost-reduced 24U line card began deployment in earnest, increasing the density of existing C4 CMTS footprint as well as being included in new chassis shipments.
¡	Continued progress on development and early customer testing of next generation Converged Edge Router CMTS product that will enable smooth transition of legacy video networks to IP.
o	Video Processing
¡

New programmable VIPr Video Processing platform deployed for advanced videoing grooming and Ad Splicing. Platform also under test by several operators for additional applications such as Network DVR video grooming and MPEG4 Transcoding.

o	Whole House Solution
¡	Deployments continue with announced customers; expecting several additional commercial deployments to start in the third quarter 2012 with smaller operators.
¡	New projects launched that include integration of third party middleware software providers in close collaboration with lead customers.
o	CPE
¡	Total CPE unit shipments up 22% vs. previous quarter to 2.0 million units, as demand for advanced DOCSIS3.0 devices increase across a broad set of customers.
¡	Mix of DOCSIS 3.0 CPE increased to 82% of the total unit shipments as compared to 61 % in the previous quarter.
¡	Maintained number one EMTA market share for 30 consecutive quarters. (source: Infonetics)
¡	Strong demand for DOCSIS 3.0 WiFi Voice and Data Gateway variants driving overall ASP increase for this product category.
o	Edge Media Processing
¡	Solid shipments of new MSP-QAM platform during the quarter
¡	Expansion of SDV platform with several Tier 1 U.S. MSOs.

•	Access, Transport & Supplies
o	Improved sales momentum vs. previous quarter as node split activity continues and shipments of Metro Wi-Fi products increased during the quarter.

•	Media & Communications Systems
o	Added new customers in North America and CALA region for our ServAssureTM product
o	Added new CALA customers for our Advertising and VOD Solutions
o	Announced several 3rd party integration efforts aimed at improving operations performance (Skycreek) and TV Multiscreen Video distribution (Azuki, SeaWell Networks).

Non-GAAP Measures

As part of our ongoing review of financial information related to our business, we regularly use non-GAAP measures, in particular non-GAAP earnings per share, as we believe they provide a meaningful insight into our business and trends. We also believe that these non-GAAP measures provide readers of our financial statements with useful information and insight with respect to the results of our business. However, the presentation of non-GAAP information is not intended to be considered in isolation or as a substitute for results prepared in accordance with GAAP. Below are tables for the three and six months ended June 30, 2012 and 2011 which detail and reconcile GAAP and non-GAAP earnings per share:

(in thousands, except per share data)	For the Three Months Ended June 30, 2012

	Gross Margin	Operating Expense	Operating Income	Other (Income) Expense	Income Tax Expense (Benefit)	Net Income (Loss)

Net income in accordance with GAAP	$118,526	$91,601	$26,925	$4,363	$7,561	$15,001
Purchase accounting impacts of deferred revenue	663	-	663	-	-	663
Stock compensation expense	809	(7,058)	7,867	-	-	7,867
Amortization of intangible assets	-	(7,444)	7,444	-	-	7,444
Acquisition costs	-	(102)	102	-	-	102
Restructuring	-	(1,039)	1,039	-	-	1,039
Impairment of investment	-	(466)	466	-	-	466
Non-cash interest expense	-	-	-	(3,058)	-	3,058
Tax related to items above	-	-	-	-	6,749	(6,749)

Non-GAAP net income	$119,998	$75,492	$44,506	$1,305	$14,310	$28,891

GAAP net income per share - diluted						$0.13

Non-GAAP net income per share - diluted						$0.25

Weighted average common shares - diluted						115,111

(in thousands, except per share data)	For the Six Months Ended June 30, 2012

	Gross Margin	Operating Expense	Operating Income	Other (Income) Expense	Income Tax Expense (Benefit)	Net Income (Loss)

Net income in accordance with GAAP	$227,434	$188,817	$38,617	$7,369	$10,448	$20,800
Purchase accounting impacts of deferred revenue	1,921	-	1,921	-	-	1,921
Stock compensation expense	1,559	(12,957)	14,516	-	-	14,516
Amortization of intangible assets	-	(14,823)	14,823	-	-	14,823
Acquisition costs	-	(709)	709	-	-	709
Restructuring	-	(6,242)	6,242	-	-	6,242
Loss of sale of product line	-	(337)	337	-	-	337
Impairment of investment	-	(466)	466	-	-	466
Non-cash interest expense	-	-	-	(6,057)	-	6,057
Tax related to items above	-	-	-	-	14,870	(14,870)

Non-GAAP net income	$230,914	$153,283	$77,631	$1,312	$25,318	$51,001

GAAP net income per share - diluted						$0.18

Non-GAAP net income per share - diluted						$0.44

Weighted average common shares - diluted						116,352

(in thousands, except per share data)	For the Three Months Ended June 30, 2011

	Gross Margin	Operating Expense	Operating Income	Other (Income) Expense	Income Tax Expense (Benefit)	Net Income (Loss)

Net income in accordance with GAAP	$106,898	$81,441	$25,457	$2,620	$6,147	$16,690
Stock compensation expense	557	(5,368)	5,925	-	-	5,925
Amortization of intangible assets	-	(8,944)	8,944	-	-	8,944
Non-cash interest expense	-	-	-	(2,889)	-	2,889
Tax related to items above	-	-	-	-	4,915	(4,915)

Non-GAAP net income	$107,455	$67,129	$40,326	$(269)	$11,062	$29,533

GAAP net income per share - diluted						$0.13

Non-GAAP net income per share - diluted						$0.24

Weighted average common shares - diluted						123,711

(in thousands, except per share data)	For the Six Months Ended June 30, 2011

	Gross Margin	Operating Expense	Operating Income	Other (Income) Expense	Income Tax Expense (Benefit)	Net Income (Loss)

Net income in accordance with GAAP	$203,844	$163,263	$40,581	$6,419	$5,908	$28,254
Stock compensation expense	994	(10,215)	11,209	-	-	11,209
Amortization of intangible assets	-	(17,888)	17,888	-	-	17,888
Non-cash interest expense	-	-	-	(5,721)	-	5,721
Tax related to items above	-	-	-	-	9,939	(9,939)
Adjustments of income tax valuation allowances, R&D credits, and other discrete tax items	-	-	-	-	3,583	(3,583)

Non-GAAP net income	$204,838	$135,160	$69,678	$698	$19,430	$49,550

GAAP net income per share - diluted						$0.23

Non-GAAP net income per share - diluted						$0.40

Weighted average common shares - diluted						124,720

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

Significant Customers

The Company’s two largest customers (including their affiliates, as applicable) are Comcast and Time Warner Cable. Over the past year, certain customers’ beneficial ownership may have changed as a result of mergers and acquisitions. Therefore the revenue for ARRIS’ customers for prior periods has been adjusted to include the affiliates under common control. A summary of sales to these customers for the three and six months ended June 30, 2012 and 2011 are set forth below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011

Comcast and affiliates	$96,189	$67,314	$177,991	$140,247
% of sales	27.5%	25.3%	27.3%	26.3%

Time Warner Cable and affiliates	$75,317	$33,266	$122,421	$80,877
% of sales	21.6%	12.5%	18.8%	15.2%

Comparison of Operations for the Three and Six Months Ended June 30, 2012 and 2011

Net Sales

The table below sets forth our net sales for the three and six months ended June 30, 2012 and 2011, for each of our segments (in thousands):

	Net Sales				Increase (Decrease) Between 2012 and 2011
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended June 30		For the Six Months Ended June 30
	2012	2011	2012	2011	$	%	$	%

Business Segment:
BCS	$280,592	$201,844	$525,107	$408,474	$78,748	39.0%	$116,633	28.6%
ATS	52,225	46,870	96,281	92,492	5,355	11.4%	3,789	4.1%
MCS	16,510	17,085	30,839	32,269	(575)	(3.4)%	(1,430)	(4.4)%

Total sales	$349,327	$265,799	$652,227	$533,235	$83,528	31.4%	$118,992	22.3%

The table below sets forth our domestic and international sales for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Net Sales				Increase (Decrease) Between 2012 and 2011
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended June 30		For the Six Months Ended June 30
	2012	2011	2012	2011	$	%	$	%

Domestic	$257,754	$181,468	$485,278	$371,333	$76,286	42.0%	$113,945	30.7%
International	91,573	84,331	166,949	161,902	7,242	8.6%	5,047	3.1%

Total sales	$349,327	$265,799	$652,227	$533,235	$83,528	31.4%	$118,992	22.3%

Broadband Communication Systems Net Sales 2012 vs. 2011

During the three and six months ended June 30 2012, sales in our BCS segment increased by approximately 39.0% and 28.6%, respectively, as compared to the same period in 2011. The increase is primarily attributable to high demand for our DOCSIS3.0 CPE equipment, the sale of Video Gateway products introduced in Q3 2011, as well as the inclusion of sales associated with our late Q4 2011 acquisition of BigBand.

Access, Transport & Supplies Net Sales 2012 vs. 2011

During the three and six months ended June 30, 2012, sales in our Access, Transport and Supplies segment increased by approximately 11.4% and 4.1%, respectively, as compared to the same period in 2011. The increase in sales is primarily the result of higher demand for both headend optics and radio frequency amplifiers, as well as the sale of metro Wi-Fi wireless products.

Media & Communication Systems Net Sales 2012 vs. 2011

During the three and six months ended June 30, 2012, sales in our Media & Communications Systems segment decreased by approximately 3.4% and 4.4%, respectively, as compared to the same period in 2011. Revenue in this segment varies as it is tied to customer acceptances and non-linear orders.

Gross Margin

The table below sets forth our gross margin for the three and six months ended June 30, 2012 and 2011, for each of our reporting segments (in thousands):

	Gross Margin $				Increase (Decrease) Between 2012 and 2011
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended June 30		For the Six Months Ended June 30
	2012	2011	2012	2011	$	%	$	%

Business Segment:
BCS	$96,362	$85,812	$185,927	$162,869	$10,550	12.3%	$23,058	14.2%
ATS	10,965	11,332	21,600	22,316	(367)	(3.2)%	(716)	(3.2)%
MCS	11,199	9,754	19,907	18,659	1,445	14.8%	1,248	6.7%

Total	$118,526	$106,898	$227,434	$203,844	$11,628	10.9%	$23,590	11.6%

The table below sets forth our gross margin percentages for the three and six months ended June 30, 2012 and 2011, for each of our business segments:

	Gross Margin %				Increase (Decrease) Between 2012 and 2011
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended June 30	For the Six Months Ended June 30
	2012	2011	2012	2011	Percentage Points
Business Segment:
BCS	34.3%	42.5%	35.4%	39.9%	(8.2)	(4.5)
ATS	21.0%	24.2%	22.4%	24.1%	(3.2)	(1.7)
MCS	67.8%	57.1%	64.6%	57.8%	10.7	6.8
Total	33.9%	40.2%	34.9%	38.2%	(6.3)	(3.3)

Broadband Communications Systems Gross Margin 2012 vs. 2011

Broadband Communications Systems segment gross margin percentage decreased but gross margin dollars increased during the three and six months ended June 30, 2012 as compared to the same period in 2011. The decrease in gross margin percentage reflects a product mix change as we had higher CPE sales and proportionally lower CMTS revenue (CMTS products have a higher gross margin than CPE products). Further, we have lower CMTS software sales in the first two quarters of 2012 as compared to 2011, which have higher gross margin. The increase in gross margin dollar was primarily the result of higher sales.

Access, Transport & Supplies Gross Margin 2012 vs. 2011

The Access, Transport & Supplies segment gross margin dollars and gross margin percentage decreased during the three and six months ended June 30, 2012 as compared to the same period in 2011. The decrease was driven by product mix, primarily resulting from lower gross margin for infrastructure related products.

Media & Communications Systems Gross Margin 2012 vs. 2011

Media & Communications Systems segment gross margin dollars and gross margin percentage increased during the three and six months ended June 30, 2012. The increase in gross margin dollar and gross margin percentage was due to higher sales and product mix.

Operating Expenses

The table below provides detail regarding our operating expenses (in thousands):

	Operating Expenses				Increase (Decrease) Between 2012 and 2011
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended June 30		For the Six Months Ended June 30
	2012	2011	2012	2011	$	%	$	%
SG&A	$40,135	$35,868	$79,678	$72,706	$4,267	11.9%	$6,972	9.6%
Research & development	42,881	36,629	87,028	72,669	6,252	17.1%	14,359	19.8%
Restructuring charges	1,039	–	6,242	–	1,039	100%	6,242	100%
Acquisition costs	102	–	709	–	102	100%	709	100%
Loss on sale of product line	–	–	337	–	–	–	337	100%
Amortization of intangibles	7,444	8,944	14,823	17,888	(1,500)	(16.8)%	(3,065)	(17.1)%

Total	$91,601	$81,441	$188,817	$163,263	$10,160	12.5%	$25,554	15.7%

Selling, General, and Administrative, or SG&A, Expenses

The year over year increase in SG&A expenses primarily reflects the addition of BigBand and higher legal expenses.

Research & Development, or R&D, Expenses

The year over year increase in R&D expenses reflects the addition of BigBand and increased headcount, as we continued to aggressively invest in R&D.

Restructuring Charges

During the first half of 2012, ARRIS continued its implementation of the restructuring initiative following the acquisition of BigBand to align our workforce and operating costs with current business opportunities. This resulted in restructuring charges of $1.0 million and $6.2 million related to severance and facilities during the three month and six month ending June 30, 2012, respectively. For the three and six month periods ending June 30, 2011, we did not have any restructuring charges.

Acquisition Costs

During the second quarter of 2012, we recorded acquisition related expenses of $0.1 million. For the six month period ending June 30, 2012, we recorded acquisition related expenses of $0.7 million. These expenses were related to the acquisition of BigBand and consisted of transaction costs and integration related outside services.

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

Intangibles amortization expense for the three months ended June 30, 2012 and 2011 was $7.4 million and $8.9 million, respectively. For the six months ended June 30, 2012 and 2011, intangible amortization expense was $14.8 million and $17.9 million, respectively. Our intangible expense is related to the acquisitions of BigBand Networks in November 2011, Digeo, Inc. in October 2009, EG Technologies in September 2009, Auspice Corporation in August 2008 and C-COR Incorporated in December 2007.

Goodwill Impairment

Goodwill relates to the excess of cost over the fair value of net assets resulting from an acquisition. Our goodwill is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset is more likely than not impaired. During the three and six months ended June 30, 2012 and 2011, no indicators of impairment existed and, therefore, no impairment charges were recorded.

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

Other Expense (Income)

Interest Expense

Interest expense for the three months ended June 30, 2012 and 2011 was $4.4 million and $4.2 million respectively. For the six months ended June 30, 2012 and 2011, interest expense was $8.8 million and $8.4 million respectively. Interest expense reflects the amortization of deferred finance fees, the non-cash interest component of our convertible subordinated notes, interest paid on the notes, capital leases and other debt obligations.

Interest Income

Interest income during the three months ended June 30, 2012 and 2011 was $0.7 million and $0.9 million, respectively. During the six months ended June 30, 2012 and 2011, interest income was $1.5 million and $1.7 million, respectively. The income reflects interest earned on cash, cash equivalents, short-term and long-term investments.

Loss (Gain) on Foreign Currency

During the three and six months ended June 30, 2012, we recorded a foreign currency loss of approximately $0.5 million and $1.3 million, respectively. During the three months and six months ended June 30, 2011, we recorded a foreign currency loss of approximately $0.1 million and $1.0 million, respectively. We have certain international customers who are billed in their local currency, primarily the euro. To mitigate the volatility related to fluctuations in the foreign exchange rates, we may enter into various foreign currency contracts. The loss (gain) on foreign currency is driven by the fluctuations in the foreign currency exchanges rates, primarily the euro.

Loss (Gain) on Investments

From time to time, we hold certain investments in the common stock of private and publicly-traded companies, a number of non-marketable equity securities, and investments in rabbi trusts associated with our deferred compensation plans.

During the three months ended June 30, 2012 and 2011, we recorded net loss (gain) related to these investments of $0.4 million, and $(0.3) million, respectively. During the six months ended June 30, 2012 and 2011, we recorded net gains related to these investments of $0.6 million, and $0.8 million, respectively.

Other Expense (Income)

Other income for the three months ended June 30, 2012 and 2011 was $0.2 million and $0.4 million, respectively. For the six months ended June 30, 2012 and 2011, other income was $0.7 million and $0.5 million, respectively

Income Tax Expense

In the three and six months ended June 30, 2012, we recorded income tax expense of $7.6 million and $10.4 million, respectively, as compared to $6.1 million and $5.9 million, respectively in the same periods in 2011. In the first quarter of 2011, the Company implemented certain legal entity changes to reduce complexity and simplify our corporate organizational structure and tax accounting provision process. As a result, approximately $3.6 million of valuation allowances related to state deferred tax assets, generated primarily from net operating losses, were reversed as we concluded it was more likely than not that we will now be able to utilize the deferred tax assets in future periods. The legislation providing for the research and development tax credit expired in 2011 and has not been extended.

The Company anticipates that the effective income tax rate for full year 2012, excluding discrete items and any changes in law to extend the research and development tax credit, will be approximately 33.5%.

Financial Liquidity and Capital Resources

Overview

One of our key strategies is to maintain and improve our capital structure. The key metrics we focus on are summarized in the table below:

Liquidity & Capital Resources Data

	Six Months Ended June 30,
	2012	2011
	(in thousands, except DSO and turns)
Key Working Capital Items
Cash provided by operating activities	$65,866	$27,809
Cash, cash equivalents, and short-term investments	$539,561	$591,535
Long-term U.S. corporate & government agency bonds	$36,691	$-
Accounts receivable, net	$179,371	$152,436
Days Sales Outstanding (“DSOs”)	46	48
Inventory	$102,361	$113,020
Inventory turns	7.8	6.1

Key Financing Items
Convertible notes at face value	$232,050	$237,050
Convertible notes at book value	$215,823	$208,336

Key Shareholder Equity Items
Cash used for share repurchases	$41,551	$57,647

Capital Expenditures	$9,256	$12,547

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

Accounts receivable increased during the first six months of 2012 as compared to 2011 primarily as a result of higher sales. DSOs decreased during the first six months of 2012 as compared to 2011. This decrease was primarily the result of payment patterns of our customers and timing of shipments to customers. Looking forward, it is possible that DSOs may increase dependent upon our customer mix and payment patterns, particularly if international sales increase.

Inventory at the end of the second quarter of 2012 was $10.7 million lower than the end of the second quarter of 2011. Inventory turns during the first six months of 2012 were 7.8 as compared to 6.1 in the same period of 2011. The decrease in inventory reflects higher sales and the sale of $3.6 million of net inventory of the ECCO product line.

Common Share Repurchases

During the first half of 2012, we repurchased 3.7 million shares of our common stock for $41.6 million at an average stock price of $11.28. During the first half of 2011, ARRIS repurchased 5.1 million shares of our common stock for $57.6 million at an average stock price of $11.37.

Summary of Current Liquidity Position and Potential for Future Capital Raising

We believe our current liquidity position, where we have approximately $539.6 million of cash, cash equivalents, and short-term investments and $36.7 million of long-term marketable securities on hand as of June 30, 2012, together with the prospects for continued generation of cash from operations are adequate for our short- and medium-term business needs. We may in the future elect to repurchase additional shares of our common stock or convertible notes. In addition, a key part of our overall long-term strategy may be implemented through additional acquisitions, and a portion of these funds may be used for that purpose. Should our available funds be insufficient for those purposes, it is possible that we will raise capital through private or public, share or debt offerings.

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

During the first three month of 2012, ARRIS repurchased 2.3 million shares of the Company’s common stock at an average price of $11.32 per share, for an aggregate consideration of approximately $26.3 million. During the second quarter of 2012, ARRIS repurchased approximately 1.4 million shares of the Company’s common stock at an average price of $11.21 per share for an aggregate consideration of approximately $15.2 million.

As of June 30, 2012, the remaining authorized amount for future repurchases was $30.0 million.

Commitments

Our contractual obligations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011. There has been no material change to our contractual obligations during the first six months of 2012.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Cash Flow

Below is a table setting forth the key line items of our Consolidated Statements of Cash Flows (in thousands):

	For the Six Months Ended
	June 30,
	2012	2011
Cash provided by operating activities	$65,866	$27,809
Cash provided by (used in) investing activities	(63,199)	24,086
Cash used in financing activities	(39,147)	(44,735)

Net increase (decrease) in cash	$(36,480)	$7,160

Operating Activities:

Below are the key line items affecting cash provided by operating activities (in thousands):

	For the Six Months Ended
	June 30,
	2012	2011
Net income	$20,800	$28,254
Adjustments to reconcile net income to cash provided by operating activities	37,505	31,438

Net income including adjustments	58,305	59,692
Increase in accounts receivable	(27,743)	(26,503)
(Increase) decrease in inventory	9,996	(11,257)
Increase (decrease) in accounts payable and accrued liabilities	5,136	(15,480)
All other – net	20,172	21,357

Cash provided by operating activities	$65,866	$27,809

Net income, including adjustments, decreased $1.4 million during the first six months of 2012 as compared to 2011.

Accounts receivable increased by $27.7 million during the first six months of 2012. This increase was primarily as a result of higher sales and payment patterns of our customers.

Inventory decreased by $10.0 million during the first six months of 2012. The decrease was due to higher sales and the sale of the ECCO product line.

Accounts payable and accrued liabilities increased by $5.1 million. Accounts payable increased due to increased purchases resulting from higher sales.

All other accounts, net, includes the changes in other receivables, income taxes payable (recoverable), and prepaids. The other receivables represent amounts due from our contract manufacturers for material used in the assembly of our finished goods. The change in our income taxes recoverable account is a result of the timing of the actual estimated tax payments during the year as compared to the actual tax liability for the year. The net change during the first six months of 2012 was approximately $20.2 million.

Investing Activities:

Below are the key line items affecting investing activities (in thousands):

	For the Six Months Ended
	June 30,
	2012	2011
Purchases of property, plant and equipment	$(9,256)	(12,547)
Cash proceeds from sale of property, plant and equipment	–	43
Purchases of investments	(140,353)	(142,841)
Sales of investments	83,161	179,431
Cash proceeds from sale of product line	3,249	–

Cash provided by (used in) investing activities	$(63,199)	$24,086

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

Financing Activities:

Below are the key line items affecting our financing activities (in thousands):

	For the Six Months Ended
	June 30,
	2012	2011
Repurchase of common stock	$(41,551)	(57,647)
Excess income tax benefits from stock-based compensation plans	2,460	3,247
Repurchase of shares to satisfy employee tax withholdings	(8,052)	(8,245)
Proceeds from issuance of common stock	7,996	17,910

Cash provided by (used in) financing activities	$(39,147)	$(44,735)

Repurchase of Common Stock – During the first six months of 2012, ARRIS repurchased approximately 3.7 million shares of the Company’s common stock at an average price of $11.28 per share for an aggregate consideration of approximately $41.6 million. During the first six months of 2011, ARRIS repurchased approximately 5.1 million shares of the Company’s common stock at an average price of $11.37 per share for an aggregate consideration of approximately $57.6 million.

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

Interest Rates

As of June 30, 2012, we did not have any floating rate indebtedness or outstanding interest rate swap agreements.

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

We have certain international customers who are billed in their local currency. We use a hedging strategy and enter into forward or currency option contracts based on a percentage of expected foreign currency revenues. We have certain predictable expenditures for international operations in local currency. We use a hedging strategy and enter into forward or currency option contracts based on a percentage of expected foreign currency expenses. The percentage can vary, based on the predictability of the revenues denominated in the foreign currency.

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

ARRIS executes letters of credit in favor of certain landlords and vendors to guarantee performance on lease and insurance contracts. Additionally, we have cash collateral account agreements with our financial institutions as security against potential losses with respect to our foreign currency hedging activities. The letters of credit and cash collateral accounts are reported as restricted cash. As of June 30, 2012 and December 31, 2011, we had approximately $3.9 million and $4.1 million outstanding, respectively, of cash collateral.

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

From time to time, we hold certain investments in the common stock of publicly-traded companies, which are classified as available-for-sale. As of June 30, 2012 and December 31, 2011 our holdings in these investments were $5.6 million and $4.8 million, respectively. Changes in the market value of these securities are recorded in other comprehensive income and gains or losses on related sales of these securities are recognized in income (loss).

ARRIS holds cost method investments in private companies. These investments are recorded at $3.6 and $1.0 million as of June 30, 2012 and December 31, 2011, respectively. Due to the fact the investments are in a private companies, we are exempt from estimating the fair values on an interim basis. However, ARRIS is required to estimate the fair value if there has been an identifiable event or change in circumstance that may have a significant adverse effect on the fair value of the investment. Each quarter, we evaluate our investments for any other-than-temporary impairment, by reviewing any capital transactions, the current revenues, bookings and long-term plan of the private company. During the evaluation performed as of December 31, 2011, ARRIS concluded that one of the private companies would be depleting cash balances in early 2012. Further, ARRIS was notified that the private company intends to raise capital by offering a new round of financing to its existing and new investors. ARRIS concluded that the investee’s need to raise further capital was an indicator of impairment and therefore, performed steps to determine the fair value of its investment in the private company. ARRIS was unable to apply traditional valuation techniques as the required inputs to these techniques are unavailable. ARRIS determined that the best estimate of the fair value of its investment was to calculate it based upon the preliminary indication of value related to the new round of financing. As a result of these considerations, ARRIS recorded an other-than-temporary impairment on its investment of $3.0 million in the fourth quarter of 2011. During the second quarter of 2012, the same private company continued its efforts to raise capital, and as part of this process, a new valuation was performed. The results indicated a further reduction in the valuation of the private company. As a result, ARRIS concluded that its investment was further impaired and recorded an incremental other-than-temporary impairment of $0.5 million in the second quarter of 2012. As of June 30, 2012, the balance of this investment is $0.6 million, and the balance of the two new investments is their original cost of $3.0 million. See Note 4 of Notes to the Consolidated Financial Statements for further disclosures related to the fair value of these investments.

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

Capital Expenditures

Capital expenditures are made at a level designed to support the strategic and operating needs of the business. ARRIS’ capital expenditures were $9.3 million in the first six months of 2012 as compared to $12.5 million in the first six months of 2011. Management expects to invest approximately $25 million in capital expenditures for the fiscal year 2012.

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

Our critical accounting policies and estimates are disclosed in our Form 10-K for the year ended December 31, 2011, as filed with the SEC. Our critical accounting estimates have not changed in any material respect during the six months ended June 30, 2012.

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

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-

15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, such officers concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective as contemplated by the Act.

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

PART II. OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

We accrue a liability for legal contingencies when we believe that it is both probable that a liability has been incurred and that we can reasonably estimate the amount of the loss. ARRIS reviews these accruals and adjusts them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel and other relevant information. To the extent new information is obtained and our views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in our accrued liabilities would be recorded in the period in which such determinations are madeUnless noted otherwise, for the matters referenced below, the liability is not probable or the amount cannot be reasonably estimated, and therefore, accruals have not been made.

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

British Telecom v. Cox and Cable One. C.A. No. 10-658 (SLR), U.S. District Court, District of Delaware. On August 5, 2010 BT sued Cox and Cable One alleging infringement of four BT U.S. patents, nos. 5,142,532, 5,526,350, 6,538,989 and 6,665,264, and subsequently amended the complaint to include four additional U.S. patents, nos. 5,790,643, 5,923,247, 6,205,216 and 6,473,742. Cox and Cable One have asked ARRIS (and other suppliers) to indemnify them. Comcast has also requested indemnification for a similar litigation with British Telecom over the same patents, and has filed a separate suit against BT for infringement of unrelated patents. It is premature to assess the likelihood of a favorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify Cable One and Cox, pay royalties and/or cease utilizing certain technology.

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

In July 2009, ARRIS filed a motion for contempt, seeking to enforce the permanent injunction and an award of sanctions for SeaChange’s continued sales of the video-on-demand products and software. In August 2009, in response to ARRIS’ motion for contempt, SeaChange filed a declaratory- judgment suit seeking an order that its video-on-demand products and software do not infringe U.S. patent no. 5,805,804. In June 2010, the District

Court stayed SeaChange’s declaratory-judgment suit in favor of proceeding with ARRIS’ motion for contempt. To date, ARRIS has introduced evidence of infringement and support for sanctions based on SeaChange’s sales of its video-on-demand products and software since 2002. ARRIS has requested that enhanced sanctions be awarded. In March 2011, the District Court conducted a hearing with respect to ARRIS’ motion for contempt. In September 2011, the District Court issued an opinion, confirming that the contempt proceedings were appropriate and further noting its “present inclination to find no colorable difference” between SeaChange’s infringing product and SeaChange’s current product. The District Court also stated that “further proceedings may be necessary before the Court will be able to make a final finding.” A hearing to determine whether contempt occurred was held on March 1, 2012. Post-hearing briefing was completed on May 10, 2012 and a decision from the court is expected.

Multiservice Solutions v. MSOs C.A. No. 6:11-cv-00114, Eastern District of Texas. In March 2011, Multiservice Solutions filed suit against 4 MSOs alleging infringement of US patent no. 5,774,527 by all parties to the suit, , and US patent no. 5,715,315 by one party to the suit, relating to integrated voice, data and video devices. Certain of our customers have requested that we provide indemnification. The complaint requests unspecified damages for past and future infringement. This case was recently dismissed without prejudice.

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

Williamson (At Home) v. Verizon and AT&T C.A. 11-cv-04948, Southern District of New York. On July 19, 2011, Williamson filed suit against Verizon and AT&T on behalf of the At Home bankruptcy estate alleging infringement of four patents alleged to cover regionalized multicasting services. The complaint requests unspecified damages for past infringement and injunction against future infringement. To date, no evidence of damages has been introduced. It is premature to assess the likelihood of a favorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify AT&T, pay royalties and/or cease utilizing certain technology.

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

The markets for broadband communication systems are extremely competitive and dynamic, requiring the companies that compete in these markets to react quickly and capitalize on change. This requires us to retain skilled and experienced personnel as well as to deploy substantial resources toward meeting the ever-changing demands of the industry. We compete with national and international manufacturers, distributors and wholesalers including many companies that are larger than we are. Our major competitors include:

•	Aurora Networks;
•	Casa Systems, Inc.;
•	Cisco Systems, Inc.;
•	Commscope, Inc.;
•	Concurrent Computer Corporation;
•	Ericsson (TandbergTV);
•	Harmonic, Inc.;
•	Motorola Mobility, Inc.;
•	Pace Plc;
•	SeaChange, Inc.;
•	SMC Networks;
•	Technicolor, Inc.;
•	TVC Communications, Inc.; and
•	Ubee Interactive, Inc.

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

Our two largest customers (including their affiliates, as applicable) are Comcast and Time Warner Cable. For the six months ended June 30, 2012, sales to Comcast accounted for approximately 27.3% and sales to Time Warner Cable accounted for approximately 18.8% of our total revenue. The loss of either of these customers, or one of our other large customers, or a significant reduction in the products or services provided to any of them would have a material adverse impact on our business. For each of these customers, we also are one of their largest suppliers. As a result, if from time-to-time customers elect to purchase products from our competitors in order to diversify their supplier base and to dual-source key products or to curtail purchasing due to budgetary or market conditions, such decisions could have material consequences to our business. In addition, because of the magnitude of our sales to these customers the terms and timing of our sales are heavily negotiated, and even minor changes can have a significant impact upon our business.

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

Our financial statements reflect substantial goodwill and intangible assets, approximately $304.6 million as of June 30, 2012, that was recognized in connection with the acquisitions that we have made. We annually (and more frequently if changes in circumstances indicate that the asset may be impaired) review the carrying amount of our goodwill in order to determine whether it has been impaired for accounting purposes. In general, if the fair value of the corresponding reporting unit’s goodwill is less that the carrying value of the goodwill, we record an impairment charge. The determination of fair value is dependent upon a number of factors, including assumptions about future cash flows and growth rates that are based on our current and long-term business plans. With respect to the amortizable intangible assets, ARRIS tests recoverability when events or changes in circumstances indicate that their carrying amounts may not be recoverable. Examples of such circumstances include, but are not limited to, operating or cash flow losses from the use of such assets or changes in our intended uses of such assets. If the Company determines that an asset or asset group is not recoverable, then the Company would record an impairment charge if the carrying value of the asset or asset group exceeds its fair value. Fair value is based on estimated discounted future cash flows expected to be generated by the asset or asset group. The assumptions underlying cash flow projections would represent management’s best estimates at the time of the impairment review.

No goodwill impairment was recorded in the first six months of 2012. During the fourth quarter of 2011, we recorded a non-cash goodwill impairment charge of $41.2 million and a non-cash intangible asset impairment charge of $47.4 million relating to our MCS reporting unit. We also recorded a non-cash goodwill impairment charge of $128.9 million and $80.4 million related to the ATS and MCS reporting units, respectively, during the fourth quarter of 2008. As the ongoing expected cash flows and carrying amounts of our remaining goodwill are assessed, changes in the economic conditions, changes to our business strategy, changes in operating performance or other indicators of impairment could cause us to realize additional impairment charges in the future. For additional information, see the discussion under Critical Accounting Policies in Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the United States Securities and Exchange Commission (“SEC”).

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

A portion of our research and development operations and a portion of our contract manufacturing occur in Israel. As of June 30, 2012, we had approximately 120 full-time employees located in Israel. We also have customer service, marketing and general and administrative employees at our facility. Accordingly, we are directly influenced by the political, economic and military conditions affecting Israel, and any major hostilities there involving Israel or the interruption or curtailment of trade between Israel and its trading partners could significantly harm our business. In addition, in the past, Israel and companies doing business with Israel have been the subject of an economic boycott. Israel has also been and is subject to civil unrest and terrorist activity, with varying levels of severity, for the last decade. Security and political conditions may have an adverse impact on our business in the future. Hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could adversely affect our operations and make it more difficult for us to retain or recruit qualified personnel in Israel.

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

Item 4. MINE SAFETY DISCLOSURE

Not applicable

Item 6. EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Section 302 Certification of Chief Executive Officer, filed herewith
31.2	Section 302 Certification of Chief Financial Officer, filed herewith
32.1	Section 906 Certification of Chief Executive Officer, filed herewith
32.2	Section 906 Certification of Chief Financial Officer, filed herewith
101.INS	XBRL Instant Document, filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document, filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, filed herewith
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document, filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, filed herewith

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARRIS GROUP, INC.

s/ David B. Potts
David B. Potts
Executive Vice President, Chief Financial Officer, Chief Accounting Officer, and Chief Information Officer

Dated: August 6, 2012