Form 10-Q
period 2012-09-30
ARRIS GROUP INC
filed 2012-11-02
CIK 1141107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

For the quarter ended September 30, 2012

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

As of October 26, 2012, 113,371,897 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

ARRIS GROUP, INC.

FORM 10-Q

For the Three and Nine Months Ended September 30, 2012

PART I. CONDENSED FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARRIS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data) (unaudited)

	September 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$188,653	$235,875
Short-term investments, at fair value	359,753	282,904

Total cash, cash equivalents and short-term investments	548,406	518,779
Restricted cash	4,665	4,101
Accounts receivable (net of allowances for doubtful accounts of $1,913 in 2012 and $1,443 in 2011)	171,143	152,437
Other receivables	578	8,789
Inventories (net of reserves of $10,018 in 2012 and $12,243 in 2011)	137,496	115,912
Prepaids	12,408	10,408
Current deferred income tax assets	20,787	22,048
Other current assets	18,907	27,071

Total current assets	914,390	859,545
Property, plant and equipment (net of accumulated depreciation of $147,995 in 2012 and $130,331 in 2011)	54,593	61,375
Goodwill	194,469	194,542
Intangible assets (net of accumulated amortization of $231,939 in 2012 and $209,374 in 2011)	102,258	124,823
Investments	57,483	71,095
Noncurrent deferred income tax assets	49,589	38,433
Other assets	9,913	10,997

	$1,382,695	$1,360,810

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,061	$40,671
Accrued compensation, benefits and related taxes	35,066	36,764
Accrued warranty	3,036	3,350
Deferred revenue	50,859	43,746
Other accrued liabilities	21,768	33,325

Total current liabilities	159,790	157,856
Long-term debt, net of current portion	218,943	209,766
Accrued pension	26,172	25,260
Noncurrent income tax liability	24,434	24,450
Noncurrent deferred income tax liabilities	334	337
Other noncurrent liabilities	24,257	26,936

Total liabilities	453,930	444,605

Stockholders’ equity:
Preferred stock, par value $1.00 per share, 5.0 million shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share, 320.0 million shares authorized; 113.3 million and 114.8 million shares issued and outstanding in 2012 and 2011, respectively	1,479	1,449
Capital in excess of par value	1,270,561	1,245,115
Treasury stock at cost, 34.2 million and 29.8 million shares in 2012 and 2011	(306,330)	(254,409)
Accumulated deficit	(26,604)	(65,268)
Unrealized gain (loss) on marketable securities (net of accumulated tax expense of $410 in 2012 and $119 in 2011)	74	(267)
Unfunded pension liability (net of accumulated tax effect of $3,257 in 2012 and 2011)	(10,231)	(10,231)
Cumulative translation adjustments	(184)	(184)

Total stockholders’ equity	928,765	916,205

	$1,382,695	$1,360,810

See accompanying notes to the condensed consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data and percentages) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales:
Products	$313,924	$238,590	$882,947	$702,171
Services	43,508	35,784	126,713	105,438

Total net sales	357,432	274,374	1,009,660	807,609
Cost of sales:
Products	224,373	156,869	609,512	449,882
Services	21,107	17,381	60,762	53,759

	254,480	174,250	670,274	503,641

Gross margin	111,952	100,124	339,386	303,968

Operating expenses:
Selling, general and administrative expenses	37,866	35,695	117,544	107,926
Research and development expenses	42,978	36,065	130,006	108,734
Restructuring charges	213	969	6,455	969
Acquisition costs	30	—	739	475
Loss on sale of product line	—	—	337	—
Amortization of intangible assets	7,742	8,944	22,565	26,832

Total operating expenses	88,829	81,673	277,646	244,936
Operating income	23,123	18,451	61,740	59,032
Other expense (income):
Interest expense	4,479	4,277	13,251	12,681
Loss (gain) on investments	(878)	253	(1,483)	(504)
Interest income	(764)	(775)	(2,248)	(2,438)
Loss (gain) on foreign currency	(431)	(841)	917	125
Loss on debt retirement	—	19	—	19
Other income, net	(129)	(150)	(791)	(681)

Income from operations before income taxes	20,846	15,668	52,094	49,830
Income tax expense	2,982	1,955	13,430	7,863

Net income	$17,864	$13,713	$38,664	$41,967

Net income per common share:
Basic	$0.16	$0.11	$0.34	$0.35

Diluted	$0.15	$0.11	$0.33	$0.34

Weighted average common shares:
Basic	113,709	119,283	114,206	121,115

Diluted	116,346	121,237	116,348	123,549

See accompanying notes to the condensed consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income	$17,864	$13,713	$38,664	$41,967
Unrealized gain on marketable securities, net of tax expense (benefit) of $20 and $(864) for the three months ended September 30, 2012 and 2011, and $291 and $(210) for the nine months ended September 30, 2012 and 2011, respectively	(137)	(1,504)	341	(366)

Comprehensive income, net of tax	$17,727	$12,209	$39,005	$41,601

See accompanying notes to the condensed consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating activities:
Net income	$38,664	$41,967
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,965	17,550
Amortization of intangible assets	22,565	26,832
Stock compensation expense	21,194	16,947
Deferred income tax benefit	(10,904)	(15,487)
Amortization of deferred finance fees	479	487
Provision for doubtful accounts	54	(1)
Gain on investments	(1,482)	(504)
Loss on disposal of product line	337	—
Loss on disposal of fixed assets	40	6
Excess income tax benefits from stock-based compensation plans	(2,614)	(2,989)
Non-cash interest expense	9,177	8,604
Loss on debt retirement	—	19
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(19,515)	(39,887)
Other receivables	8,187	(17)
Inventories	(25,139)	(15,006)
Income taxes payable and recoverable	1,943	17,953
Accounts payable and accrued liabilities	2,614	(6,332)
Prepaids and other, net	6,043	2,129

Net cash provided by operating activities	72,608	52,271

Investing activities:
Purchases of property, plant and equipment	(14,520)	(18,948)
Cash proceeds from sale of property, plant and equipment	13	70
Purchases of investments	(235,348)	(228,104)
Sales of investments	172,059	260,227
Cash proceeds from sale of product line	3,249	—

Net cash (used in) provided by investing activities	(74,547)	13,245

Financing activities:
Repurchase of common stock	(51,921)	(74,748)
Early redemption of long-term debt	—	(4,984)
Excess income tax benefits from stock-based compensation plans	2,614	2,989
Repurchase of shares to satisfy employee tax withholdings	(8,184)	(8,260)
Proceeds from issuance of common stock	12,208	21,025

Net cash used in financing activities	(45,283)	(63,978)

Net increase (decrease) in cash and cash equivalents	(47,222)	1,538
Cash and cash equivalents at beginning of period	235,875	353,121

Cash and cash equivalents at end of period	$188,653	$354,659

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

The unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements for the periods shown. Interim results of operations are not necessarily indicative of results to be expected from a twelve-month period. These financial statements should be read in conjunction with the Company’s most recently audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the United States Securities and Exchange Commission (“SEC”).

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

In July 2012, the FASB issued a new accounting guidance that simplifies the impairment test for indefinite-lived intangible assets other than goodwill. The new guidance gives the option to first assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative valuation test. This guidance is effective for indefinite-lived intangible asset impairment tests performed in interim and annual periods for fiscal years beginning after September 15, 2012. Early adoption is permitted. ARRIS will adopt the accounting standard in the fourth quarter of 2012. The Company does not expect the adoption of this guidance to have any material impact on its consolidated financial statements.

Note 3. Investments

ARRIS’ investments as of September 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	As of September 30, 2012	As of December 31, 2011
Current Assets:
Available-for-sale securities	$359,753	$282,904

Noncurrent Assets:
Available-for-sale securities	53,739	70,095
Cost method investments	3,744	1,000

	57,483	71,095

Total	$417,236	$353,999

ARRIS’ investments in debt and marketable equity securities are categorized as available-for-sale. The Company currently does not hold any held-to-maturity securities. Realized gains and losses on trading securities and available-for-sale securities are included in net income. Unrealized gains and losses on available-for-sale securities are included in our consolidated balance sheet as a component of accumulated other comprehensive income (loss). The total (gains) losses included in the accumulated other comprehensive income related to available-for-sale securities were ($0.1) million and $0.3 million, net of tax, as of September 30, 2012 and December 31, 2011, respectively. Realized and unrealized gains and losses in total and by individual investment as of September 30, 2012 and December 31, 2011 were not material. The amortized cost basis of the Company’s investments approximates fair value.

As of December 31, 2011, ARRIS’ cost method investment is an investment in a private company. During the second quarter of 2012, ARRIS invested a total of $3.0 million in two additional private companies. Due to the fact the investments are in a private companies, ARRIS is exempt from estimating the fair values. However, ARRIS is required to estimate the fair value if there has been an identifiable event or change in circumstance that may have a significant adverse effect on the fair value of the investment. Each quarter, ARRIS evaluates its investments for any other-than-temporary impairments, by reviewing any capital transactions, the current revenues, bookings and long-term plan of the private companies. During the evaluation performed as of December 31, 2011, ARRIS concluded that the private company would be depleting cash balances in early 2012. Further, ARRIS was notified that the private company intends to raise capital by offering a new round of financing to its existing and new investors. During the fourth quarter of 2011, ARRIS concluded that the investee’s need to raise additional funds was an indicator of impairment and therefore, performed steps to determine the fair value of its investment in the private company. ARRIS was unable to apply traditional valuation techniques as the required inputs to these techniques are unavailable. ARRIS determined that the best estimate of the fair value of its investment was to calculate it based upon the preliminary indication of value related to the new round of financing. As a result of these considerations, ARRIS recorded an other-than-temporary impairment on its investment of $3.0 million in the fourth quarter of 2011. During the second quarter of 2012, the private company continued its efforts to raise capital, and as part of this process, a new valuation was performed. The results indicated a further reduction in the valuation of the company. As a result, ARRIS concluded that its investment was further impaired and recorded an incremental other-than-temporary impairment of $0.5 million in the second quarter of 2012. As of September 30, 2012, the balance of this investment is $0.7 million, and the balance of the two new investments is their original cost of $3.0 million.

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

The following table presents the Company’s investment assets and foreign currency contract positions measured at fair value on a recurring basis as of September 30, 2012 (in thousands):

	Level 1	Level 2	Level 3	Total
Current investments	$155,870	$203,883	$—	$359,753
Noncurrent investments	11,684	42,055	—	53,739
Foreign currency contracts – asset position	1,002	—	—	1,002
Foreign currency contracts – liability position	565	—	—	565

In addition to the amounts disclosed in the above table, the fair value of the Company’s Israeli severance pay assets, which were almost fully comprised of Level 2 assets, was $3.5 million and $3.7 million as of September 30, 2012 and December 31, 2011, respectively.

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

In determining the value of certain Level 1 and Level 2 instruments, ARRIS has performed steps to verify the accuracy of the valuations provided by ARRIS’ brokerage firms. ARRIS has reviewed the most recent Statement on Standards for Attestation Engagements No. 16 (SSAE report) for each brokerage firm holding investments for ARRIS. The SSAE report for each did not identify any control weakness in the brokerages’ policies and procedures, in particular as they relate to the pricing and valuation of financial instruments. ARRIS has determined the third party pricing source used by each firm to be a reliable recognized source of financial valuations. In addition ARRIS has performed further testing on a large sample of its corporate obligations and commercial paper investments. These tests did not show any material discrepancies in the valuations provided by the brokerage firms. It is the Company’s intent to continue to verify valuations on a quarterly basis, using one or more reliable recognized third party pricing providers. See Note 3 and Note 5 for further information on the Company’s investments and derivative instruments.

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

The fair values of ARRIS’ derivative instruments recorded in the Consolidated Balance Sheet as of September 30, 2012 and December 31, 2011 were as follows (in thousands):

	As of September 30, 2012		As of December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts – asset derivatives	Other current assets	$1,002	Other current assets	$3,295

Foreign exchange contracts – liability derivatives	Other accrued liabilities	$565	Other accrued liabilities	$546

The change in the fair values of ARRIS’ derivative instruments recorded in the Consolidated Statements of Operations during the three and nine months ended September 30, 2012 and 2011 were as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Statement of Operations Location	2012	2011	2012	2011
Derivatives Not Designated as Hedging Instruments:

Foreign exchange contracts	Loss (gain) on foreign currency	$142	$(2,178)	$(66)	$836

Note 6. Pension Benefits

Components of Net Periodic Pension Cost (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Service cost	$84	$77	$251	$234
Interest cost	521	536	1,563	1,606
Expected gain on plan assets	(315)	(406)	(944)	(1,218)
Amortization of net loss	210	72	630	216

Net periodic pension cost	$500	$279	$1,500	$838

Employer Contributions

No minimum funding contributions are required in 2012 under the Company’s defined benefit plan. However, the Company made voluntary contributions to the plan of approximately $24 thousand and $69 thousand for the three and nine months ended September 30, 2012. Additionally, the Company made a voluntary contribution to the plan of $0.5 million during the second quarter of 2012. The Company has established two rabbi trusts to fund the Company’s pension obligations under the non-qualified plan of the Chief Executive Officer and certain executive officers. The balance of these rabbi trust assets as of September 30, 2012 and December 31, 2011 was approximately $16.5 million and $14.3 million, and are included in Investments on the Consolidated Balance Sheets.

In October 2012, in an effort to reduce the volatility and administration expense in connection with the Company’s pension obligation, the Company began notifying eligible employees of a limited opportunity to voluntarily elect an early payout of their pension benefits. These payouts will be funded from existing pension assets. Depending upon the actual number of participants that elect the lump sum payment option, the Company anticipates recording a noncash pension settlement charge up to approximately $4.0 million.

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

Information regarding the changes in ARRIS’ aggregate product warranty liabilities for the nine months ended September 30, 2012 was as follows (in thousands):

Balance at December 31, 2011	$6,387
Accruals related to warranties (including changes in estimates)	2,307
Settlements made (in cash or in kind)	(2,434)

Balance at September 30, 2012	$6,260

Note 8. Restructuring Charges

ARRIS has restructuring accruals representing contractual obligations that related to excess leased facilities and equipment in ARRIS’ ATS segment. Payments will be made over their remaining lease terms through 2014, unless terminated earlier (in thousands):

Balance as of December 31, 2011	$1,144

Payments	(286)

Balance as of September 30, 2012	$858

In the fourth quarter of 2011, the Company initiated a restructuring plan as a result of its acquisition of BigBand Networks. The plan focuses on the rationalization of personnel, facilities and systems across multiple segments in the ARRIS organization. During the fourth quarter of 2011, ARRIS recorded a restructuring charge of $3.4 million, of which $3.3 million was related to severance and termination benefits and $0.1 million was related to facilities. During the nine months ended September 30, 2012, ARRIS recorded an additional restructuring charge of $6.5 million, of which $5.5 million was related to severance and termination benefits and $1.0 million was related to facilities. As of September 30, 2012, the total liability remaining for this restructuring plan was approximately $0.5 million and is related to facilities. This remaining liability will be paid over the remaining lease terms through 2016, unless terminated earlier (in thousands):

Balance as of December 31, 2011	$3,052

Restructuring charges	6,455

Payments	(8,964)

Balance as September 30, 2012	$543

Note 9. Inventories

Inventories are stated at the lower of average cost, approximating first-in, first-out, or market. The components of inventory were as follows, net of reserves (in thousands):

	September 30,	December 31,
	2012	2011

Raw material	$23,006	$22,759
Work in process	2,669	3,551
Finished goods	111,821	89,602

Total inventories, net	$137,496	$115,912

Note 10. Property, Plant and Equipment

Property, plant and equipment, at cost, consisted of the following (in thousands):

	September 30,	December 31,
	2012	2011

Land	$2,562	$2,612
Building and leasehold improvements	25,069	25,243
Machinery and equipment	174,957	163,851

	202,588	191,706
Less: Accumulated depreciation	(147,995)	(130,331)

Total property, plant and equipment, net	$54,593	$61,375

Note 11. Convertible Senior Notes

In 2006, the Company issued $276.0 million of 2% convertible senior notes due 2026. The notes are convertible, at the option of the holder, based on an initial conversion rate, subject to adjustment, of 62.1504 shares per $1,000 principal amount (which represents an initial conversion price of approximately $16.09 per share of our common stock), into cash up to the principal amount and, if applicable, shares of the Company’s common stock, cash or a combination thereof. The notes are unsecured senior obligations, and are effectively subordinated to all liabilities, including trade payables and lease obligations of the Company’s subsidiaries. The notes may be converted during any calendar quarter in which the closing price of ARRIS’ common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect at that time (which, based on the current conversion price, would be $19.31) and upon the occurrence of certain other events. Upon conversion, the holder will receive the principal amount in cash and an additional payment, in either cash or stock at the option of the Company. The additional payment will be based on a formula which calculates the difference between the initial conversion rate ($16.09) and the market price at the date of the conversion. As of November 2, 2012, the notes could not be converted by the holders thereof. Interest is payable on May 15 and November 15 of each year. The Company may redeem the notes at any time on or after November 15, 2013, subject to certain conditions. In addition, the holders may require the Company to purchase all or a portion of their convertible notes on or after November 13, 2013. There are no significant financial covenants related to the notes.

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

	September 30,	December 31,
	2012	2011

Carrying amount of the equity component	$48,209	$48,209

Principal amount of the liability component	$232,050	$232,050
Unamortized discount	(13,107)	(22,284)

Net carrying amount of the liability component	$218,943	$209,766

The following table presents the contractual interest coupon and the amortization of the discount on the equity component related to the notes during the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Contractual interest recognized	$1,160	$1,175	$3,481	$3,546
Amortization of discount	3,119	2,883	9,177	8,604

The effective annual interest rate on the debt component is 7.93%.

The Company paid approximately $7.8 million of finance fees related to the issuance of the notes. Of the $7.8 million, approximately $5.3 million was attributed to the debt component and $2.5 million was attributed to the equity component of the convertible debt instrument. The portion related to the debt component is being amortized over seven years. The remaining balance of unamortized financing costs from these notes as of September 30, 2012 and December 31, 2011 was $0.7 million and $1.2 million, respectively.

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

The table below represents information about the Company’s reporting segments for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
Business Segment:
BCS:
Sales	$283,456	$203,591	$808,564	$612,066
Gross Margin	89,020	75,888	274,947	238,757

ATS:
Sales	56,656	54,197	152,937	146,688
Gross Margin	11,908	13,737	33,508	36,053

MCS:
Sales	17,320	16,586	48,159	48,855
Gross Margin	11,024	10,499	30,931	29,158

Total:
Sales	$357,432	$274,374	$1,009,660	$807,609
Gross Margin	$111,952	$100,124	$339,386	$303,968

Note 13. Sales Information

The Company’s two largest customers (including their affiliates, as applicable) are Comcast and Time Warner Cable. Over the past year, certain customers’ beneficial ownership may have changed as a result of mergers and acquisitions. Therefore the revenue for ARRIS’ customers for prior periods has been adjusted to include the affiliates under common control. A summary of sales to these customers for the three and nine months ended September 30, 2012 and 2011 are set forth below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Comcast and affiliates	$117,682	$80,206	$295,673	$220,453
% of sales	32.9%	29.2%	29.3%	27.3%

Time Warner Cable and affiliates	$68,966	$36,246	$191,388	$117,124
% of sales	19.3%	13.2%	19.0%	14.5%

ARRIS sells its products primarily in the United States. The Company’s international revenue is generated from Asia Pacific, Canada, Europe, and Latin America. The Asia Pacific market primarily includes Australia, China, Hong Kong, Japan, Korea, Singapore, and Taiwan. The EMEA market primarily includes Austria, Belgium, France, Germany, Great Britain, Hungry, Ireland, Israel, the Netherlands, Norway, Poland, Portugal, Romania, Russia, Spain, Sweden, Switzerland, and Turkey. The Americas market primarily includes Argentina, Bahamas, Brazil, Canada, Chile, Columbia, Costa Rica, Ecuador, Honduras, Jamaica, Mexico, Panama, Peru, and Puerto Rico. For the three months ended September 30, 2012 and 2011, sales to international customers were approximately 22.0% and 33.8%, respectively, of total sales. For the nine months ended September 30, 2012 and 2011, sales to international customers were 24.3% and 31.5%, respectively, of total sales.

International sales by region for the three and nine months ended September 30, 2012 and 2011 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Americas, excluding U.S. (1)	$44,418	$56,040	$148,245	$143,139
Asia Pacific	21,194	16,050	45,942	42,112
EMEA	13,106	20,589	51,481	69,330

Total international sales	$78,718	$92,679	$245,668	$254,581

(1)	Excludes U.S. sales of $278.7 million and $764.0 million for the three and nine months ended September 30, 2012, respectively. Excludes U.S. sales of $181.7 million and $553.0 million for the three and nine months ended September 30, 2011, respectively.

Note 14. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the periods indicated (in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012(1)	2011(1)	2012(1)	2011(1)
Basic:
Net income	$17,864	$13,713	$38,664	$41,967

Weighted average shares outstanding	113,709	119,283	114,206	121,115

Basic earnings per share	$0.16	$0.11	$0.34	$0.35

Diluted:
Net income	$17,864	$13,713	$38,664	$41,967

Weighted average shares outstanding	113,709	119,283	114,206	121,115
Net effect of dilutive equity awards	2,637	1,954	2,142	2,434

Total	116,346	121,237	116,348	123,549

Diluted earnings per share	$0.15	$0.11	$0.33	$0.34

(1)	EPS may not recalculate directly due to rounding.

The Company has $232.1 million of convertible senior notes outstanding at September 30, 2012. Upon conversion, ARRIS will satisfy at least the principal amount in cash, rather than common stock. This reduced the potential earnings dilution to only include the conversion premium, which is the difference between the conversion price per share of common stock and the average share price. The average share price during the nine months ended September 30, 2012 and 2011 was less than the conversion price of $16.09 and, consequently, did not result in dilution.

For the three months ended September 30, 2012, all outstanding equity-based awards were dilutive. For the nine months ended September 30, 2012, approximately 2.2 million of the equity-based awards were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. During the three months and nine months ended September 30, 2011, approximately 4.2 million shares and 3.9 million shares, respectively, were excluded from the dilutive securities above. These exclusions are made if the exercise price of these equity-based awards is in excess of the average market price of the common stock for the period, or if the Company has net losses, both of which have an anti-dilutive effect.

During the nine months ended September 30, 2012, the Company issued 3.0 million shares of its common stock related to stock option exercises and the vesting of restricted shares, as compared to 4.0 million shares for the twelve months ended December 31, 2011.

Note 15. Income Taxes

In the first nine months of 2012 and 2011, the Company recorded income tax expense of $13.4 million and $7.9 million, respectively. Below is a summary of the components of the tax expense for the three and nine month periods ended September 30, 2012 and 2011 (in thousands, except for percentages):

	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2012			2011			2012			2011
	Income Before Tax	Income Tax Expense	Effective Tax Rate	Income Before Tax	Income Tax Expense	Effective Tax Rate	Income Before Tax	Income Tax Expense	Effective Tax Rate	Income Before Tax	Income Tax Expense	Effective Tax Rate
Non-discrete Items	$20,846	$7,165	34.4%	$15,668	$4,289	27.4%	$52,094	$17,613	33.8%	$49,830	$13,780	27.7%
Discrete tax events – valuation allowances, uncertain tax positions	—	(4,183)		—	(2,334)		—	(4,183)		—	(5,917)

Total	$20,846	$2,982	14.3%	$15,668	$1,955	12.5%	$52,094	$13,430	25.8%	$49,830	$7,863	15.8%

•

During the third quarter of 2012, the Company recorded a tax benefit of $0.8 million attributable to the 2011 U.S. Federal income tax return-to-provision and a tax benefit of approximately $3.4 million arising from the reversal of uncertain tax positions.

•

During the first nine months of 2012, as compared to the same period in 2011, the Company did not record any benefits attributable to research and development tax credits and will not be able to record such benefits until legislation permitting such credits is signed into law.

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

Note 16. Repurchases of ARRIS Common Stock

The table below sets forth the purchases of ARRIS common stock for the quarter ended September 30, 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
July 2012	562,476	$12.76	562,476	$22,822
August 2012	256,706	$12.79	250,000	$19,630
September 2012	2,991	$13.94	—	$19,630

(1)	Includes approximately 9,697 shares repurchased to satisfy tax withholding obligations that arose on the vesting of shares of restricted stock and restricted stock units.

In May of 2011, the Company’s Board of Directors authorized a plan for the Company to purchase up to $150 million of the Company’s common stock. During the third quarter of 2012, ARRIS repurchased 0.8 million shares of the Company’s common stock at an average price of $12.76 per share, for an aggregate consideration of approximately $10.4 million. During the first nine months of 2012, the Company repurchased 4.5 million shares of our common stock for $51.9 million at an average stock price of $11.55. The remaining authorized amount for stock repurchases under this plan was $19.6 million as of September 30, 2012, and will expire when the Company has used all authorized funds for repurchase.

The Company’s Board of Directors recently authorized a new plan for the Company to purchase up to an additional $150 million of the Company’s common stock. No repurchases have been made under this new plan. Unless terminated earlier by a Board resolution, the new plan will expire when the Company has used all authorized funds for repurchase.

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

Below are some key highlights and trends relative to our third quarter 2012 and first nine months of 2012:

Financial Highlights

•

Sales in the third quarter and nine months ended September 30, 2012 were $357.5 million and $1,009.7 million, respectively, as compared to $274.4 million and $807.6 million in the same periods in 2011. The increase is primarily attributed to high demand for our DOCSIS 3.0 CPE products, the introduction of our Video Gateway products in the third quarter of 2011, and the inclusion of sales of our EMP product resulting from our late 2011 acquisition of BigBand Networks.

•

Gross margin percentage was 31.3% in the third quarter of 2012, which compares to 36.5% in the third quarter of 2011 and 33.9% in the second quarter of 2012. The year over year decline reflects a change in product mix including higher sales of DOCSIS 3.0 CPE (which have lower than average margins) and lower CMTS sales (which have higher than average margins.)

•

Total operating expenses (excluding amortization of intangible assets and restructuring charge) in the third quarter of 2012 were $80.9 million, as compared to $71.8 million in the same period last year. The increase is primarily the result of the inclusion of expenses associated with the late 2011 BigBand acquisition. Year to date we have incurred approximately $6.5 million of restructuring expense as we took steps to reduce our overall cost structure post the acquisition of BigBand.

•

We ended the third quarter 2012 with an order backlog of approximately $185.8 million and a book-to-bill ratio of 0.82. This compares to $155.3 million and 1.00 in the third quarter 2011, respectively.

•

We ended the third quarter of 2012 with $571.2 million of cash, cash equivalents, short-term and long-term marketable security investments. We generated approximately $72.6 million and $52.3 million of cash from operating activities during the nine months ended September 30, 2012 and 2011, respectively.

•

During the nine months ended September 30, 2012, we used $51.9 million of cash to repurchase 4.5 million shares of our common stock. During the same period in 2011, we used 74.7 million of cash to repurchase 6.7 million shares of our common stock.

Product Line Highlights

•	Broadband Communications Systems

•	CMTS

•

In the third quarter of 2012 we shipped a slightly higher quantity of downstream channels (both hardware and licenses), but a lower amount of upstream channels, as compared to the second quarter of 2012. The reduction in upstream channel shipments is attributable to the large quantity shipped in the second quarter of 2012 following the introduction of the 24U line card.

•	We have made good progress with the final stages of development of our next generation E6000 Converged Edge Router, with formal announcement at the 2012 SCTE Expo.

•	Whole House Solution

•	Continued steady deployment with announced customers; several smaller commercial deployments started throughout the quarter.

•	Continued development of Video Gateway platforms based on third party middleware software, as well as versions based on industry Reference Development Kit middleware.

•	CPE

•	Record level unit shipments and revenue in the third quarter of 2012, exceeding all previous quarters. Strong demand for DOCSIS3.0 Wi-Fi Voice and Data Gateways.

•	Total CPE unit shipments of 2.6 million units during the third quarter of 2012, which is up 28% as compared to the second quarter 2012 shipments

•	Mix of DOCSIS 3.0 CPE increased to 88% of the total unit shipments in the third quarter 2012, as compared to 82% in the previous quarter.

•	Maintained number one EMTA market share for 31 consecutive quarters. (source: Infonetics)

•	Edge Media Processing

•	Solid shipments of new MSP-QAM platform during the quarter

•	Expansion of SDV platform with several Tier 1 U.S. MSOs.

•	Access, Transport & Supplies

•	Improved sales momentum as compared to previous quarter as node split activity continues and shipments of Metro Wi-Fi products increased during the quarter.

•	Media & Communications Systems

•	Solid results on strength of Advertising deployments and market share expansion

Non-GAAP Measures

As part of our ongoing review of financial information related to our business, we regularly use non-GAAP measures, in particular non-GAAP earnings per share, as we believe they provide a meaningful insight into our business and trends. We also believe that these non-GAAP measures provide readers of our financial statements with useful information and insight with respect to the results of our business. However, the presentation of non-GAAP information is not intended to be considered in isolation or as a substitute for results prepared in accordance with GAAP. Below are tables for the three and nine months ended September 30, 2012 and 2011 which detail and reconcile GAAP and non-GAAP earnings per share:

(in thousands, except per share data)	For the Three Months Ended September 30, 2012
	Gross Margin	Operating Expense	Operating Income	Other (Income) Expense	Income Tax Expense (Benefit)	Net Income (Loss)

Net income in accordance with GAAP	$111,952	$88,829	$23,123	$2,277	$2,982	$17,864
Purchase accounting impacts of deferred revenue	546	—	546	—	—	546
Stock compensation expense	808	(5,870)	6,678	—	—	6,678
Amortization of intangible assets	—	(7,742)	7,742	—	—	7,742
Acquisition costs	—	(30)	30	—	—	30
Restructuring	—	(213)	213	—	—	213
Impairment of investment	—	—	—	—	—	—
Non-cash interest expense	—		—	(3,120)	—	3,120
Adjustments of income tax valuation allowances, R&D credits, and other discrete tax items	—	—	—	—	4,183	(4,183)
Tax related to items above	—	—	—	—	6,362	(6,362)

Non-GAAP net income	$113,306	$74,974	$38,332	$(843)	$13,527	$25,648

GAAP net income per share - diluted						$0.15

Non-GAAP net income per share - diluted						$0.22

Weighted average common shares - diluted						116,346

(in thousands, except per share data)	For the Nine Months Ended September 30, 2012
	Gross Margin	Operating Expense	Operating Income	Other (Income) Expense	Income Tax Expense (Benefit)	Net Income (Loss)

Net income in accordance with GAAP	$339,386	$277,646	$61,740	$9,646	$13,430	$38,664
Purchase accounting impacts of deferred revenue	2,467	—	2,467	—	—	2,467
Stock compensation expense	2,367	(18,827)	21,194	—	—	21,194
Amortization of intangible assets	—	(22,565)	22,565	—	—	22,565
Acquisition costs	—	(739)	739	—	—	739
Restructuring	—	(6,455)	6,455	—	—	6,455
Loss of sale of product line	—	(337)	337	—	—	337
Impairment of investment	—	(466)	466	—	—	466
Non-cash interest expense	—	—	—	(9,177)	—	9,177
Adjustments of income tax valuation allowances, R&D credits, and other discrete tax items	—	—	—	—	4,183	(4,183)
Tax related to items above	—	—	—	—	21,232	(21,232)

Non-GAAP net income	$344,220	$228,257	$115,963	$469	$38,845	$76,649

GAAP net income per share - diluted						$0.33

Non-GAAP net income per share - diluted						$0.66

Weighted average common shares - diluted						116,348

(in thousands, except per share data)	For the Three Months Ended September 30, 2011
	Gross Margin	Operating Expense	Operating Income	Other (Income) Expense	Income Tax Expense	Net Income (Loss)

GAAP	$100,124	$81,673	$18,451	$2,783	$1,955	$13,713
Stock compensation expense	525	(5,213)	5,738	—	—	5,738
Acquisition costs, restructuring, and integration costs	—	(1,444)	1,444	—	—	1,444
Amortization of intangible assets	—	(8,944)	8,944	—	—	8,944
Non-cash interest expense	—	—	—	(2,883)	—	2,883
Loss on retirement of debt	—	—	—	(19)	—	19
Adjustments of income tax valuation allowances, R&D credits, and other discrete tax items	—	—	—	—	2,334	(2,334)
Tax related to items above	—	—	—	—	5,265	(5,265)

Non-GAAP	$100,649	$66,072	$34,577	$(119)	$9,554	$25,142

GAAP net income per share - diluted						$0.11

Non-GAAP net income per share - diluted						$0.21

GAAP weighted average common shares - diluted						121,237

Non-GAAP weighted average common shares - diluted						121,237

(in thousands, except per share data)	For the Nine Months Ended September 30, 2011
	Gross Margin	Operating Expense	Operating Income	Other (Income) Expense	Income Tax Expense	Net Income (Loss)

GAAP	$303,968	$244,936	$59,032	$9,202	$7,863	$41,967
Stock compensation expense	1,519	(15,428)	16,947	—	—	16,947
Acquisition costs, restructuring, and integration costs	—	(1,444)	1,444	—	—	1,444
Amortization of intangible assets	—	(26,832)	26,832	—	—	26,832
Non-cash interest expense	—	—	—	(8,604)	—	8,604
Loss on retirement of debt	—	—	—	(19)	—	19
Adjustments of income tax valuation allowances, R&D credits, and other discrete tax items	—	—	—	—	5,917	(5,917)
Tax related to items above	—	—	—	—	15,204	(15,204)

Non-GAAP	$305,487	$201,232	$104,255	$579	$28,984	$74,692

GAAP net income per share - diluted						$0.34

Non-GAAP net income per share - diluted						$0.60

GAAP weighted average common shares - diluted						123,549

Non-GAAP weighted average common shares - diluted						123,549

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

Acquisition Accounting Impacts Related to Deferred Revenue: In connection with our acquisition of BigBand, business combination rules require us to account for the fair values of deferred revenue arrangements for which acceptance has not been obtained, and post contract support in our purchase accounting. The non-GAAP adjustment to our sales and cost of sales is intended to include the full amounts of such revenues as if these purchase accounting adjustments had not been applied. We believe the adjustment to these revenues is useful as a measure of the ongoing performance of our business. We have historically experienced high renewal rates related to our support agreements and our objective is to increase the renewal rates on acquired post contract support agreements; however, we cannot be certain that our customers will renew our contracts.

Stock-Based Compensation Expense: We have excluded the effect of stock-based compensation expenses in calculating our non-GAAP operating expenses and net income measures. Although stock-based compensation is a key incentive offered to our employees, we continue to evaluate our business performance excluding stock-based compensation expenses. We record non-cash compensation expense related to grants of options and restricted stock. Depending upon the size, timing and the terms of the grants, the non-cash compensation expense may vary significantly but will recur in future periods.

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

Acquisition Costs: We have excluded the effect of acquisition related expenses in calculating our non-GAAP operating expenses and net income measures. We incurred significant expenses in connection with our recent acquisition of BigBand, which we generally would not have otherwise incurred in the periods presented as part of our continuing operations. Acquisition related expenses consist of transaction costs, costs for transitional employees, other acquired employee related costs, and integration related outside services. We believe it is useful to understand the effects of these items on our total operating expenses.

Restructuring Costs: We have excluded the effect of restructuring charges in calculating our non-GAAP operating expenses and net income measures. Restructuring expenses consist of employee severance, abandoned facilities, and other exit costs. We believe it is useful to understand the effects of these items on our total operating expenses.

Loss on Sale of Product Line: We have excluded the effect of a loss on the sale of a product line in calculating our non-GAAP operating expenses and net income measures. We believe it is useful to understand the effects of these items on our total operating expenses.

Non-Cash Interest on Convertible Debt: We have excluded the effect of non-cash interest in calculating our non-GAAP operating expenses and net income measures. We record the accretion of the debt discount related to the equity component non-cash interest expense. We believe it is useful to understand the component of interest expense that will not be paid out in cash.

Loss on Retirement of Debt: We have excluded the effect of the loss on retirement of debt in calculating our non-GAAP financial measures. We believe it is useful for investors to understand the effect of this non-cash item in our other expense (income).

Impairment of Investment: We have excluded the effect of an other-than-temporary impairment of a cost method investment in calculating our non-GAAP financial measures. We believe it is useful to understand the effect of this non-cash item in our other expense (income).

Income Tax Expense (Benefit): We have excluded the tax effect of the non-GAAP items mentioned above. Additionally, we have excluded the effects of certain tax adjustments related to valuation allowances, research and development tax credits and provision to return differences.

Significant Customers

The Company’s two largest customers (including their affiliates, as applicable) are Comcast and Time Warner Cable. Over the past year, certain customers’ beneficial ownership may have changed as a result of mergers and acquisitions. Therefore the revenue for ARRIS’ customers for prior periods has been adjusted to include the affiliates under common control. A summary of sales to these customers for the three and nine months ended September 30, 2012 and 2011 are set forth below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Comcast and affiliates	$117,682	$80,206	$295,673	$220,453
% of sales	32.9%	29.2%	29.3%	27.3%

Time Warner Cable and affiliates	$68,966	$36,246	$191,388	$117,124
% of sales	19.3%	13.2%	19.0%	14.5%

Comparison of Operations for the Three and Nine Months Ended September 30, 2012 and 2011

Net Sales

The table below sets forth our net sales for the three and nine months ended September 30, 2012 and 2011, for each of our segments (in thousands):

	Net Sales				Increase (Decrease) Between 2012 and 2011
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30		For the Nine Months Ended September 30
	2012	2011	2012	2011	$	%	$	%
Business Segment:
BCS	$283,456	$203,591	$808,564	$612,066	$79,865	39.2%	$196,498	32.1%
ATS	56,656	54,197	152,937	146,688	2,459	4.5%	6,249	4.3%
MCS	17,320	16,586	48,159	48,855	734	4.4%	(696)	(1.4)%

Total sales	$357,432	$274,374	$1,009,660	$807,609	$83,058	30.3%	$202,051	25.0%

The table below sets forth our domestic and international sales for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Net Sales				Increase (Decrease) Between 2012 and 2011
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30		For the Nine Months Ended September 30
	2012	2011	2012	2011	$	%	$	%

Domestic	$278,714	$181,695	$763,992	$553,028	$97,019	53.4%	$210,964	38.1%
International	78,718	92,679	245,668	254,581	(13,961)	(15.1)%	(8,913)	(3.5)%

Total sales	$357,432	$274,374	$1,009,660	$807,609	$83,058	30.3%	$202,051	25.0%

Broadband Communication Systems Net Sales 2012 vs. 2011

During the three and nine months ended September 30 2012, sales in our Broadband Communications Systems segment increased by approximately 39.2% and 32.1%, respectively, as compared to the same period in 2011. The increase is primarily attributable to high demand for our DOCSIS3.0 CPE equipment, the introduction of our Video Gateway products in the third quarter of 2011, and the inclusion of sales associated with our late 2011 acquisition of BigBand.

Access, Transport & Supplies Net Sales 2012 vs. 2011

During the three and nine months ended September 30, 2012, sales in our Access, Transport and Supplies segment increased by approximately 4.5% and 4.3%, respectively, as compared to the same period in 2011. The increase in sales is a result of metro Wi-Fi wireless products, for which initial sales of this product began in the fourth quarter of 2011. This increase in metro Wi-Fi products was partially offset by a decline in optics product sales during the periods.

Media & Communication Systems Net Sales 2012 vs. 2011

During the three months ended September 30, 2012, sales in our Media & Communications Systems segment increased by approximately 4.4% as compared to the three months ended September 30, 2011. During the nine months ended September 30, 2012, sales in our Media & Communications Systems segment decreased by approximately 1.4% as compared to the same period in 2011. Revenue in this segment varies as it is tied to customer acceptances and non-linear orders.

Gross Margin

The table below sets forth our gross margin for the three and nine months ended September 30, 2012 and 2011, for each of our reporting segments (in thousands):

	Gross Margin $				Increase (Decrease) Between 2012 and 2011
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011	$	%	$	%
Business Segment:
BCS	$89,020	$75,888	$274,947	$238,757	$13,132	17.3%	$36,190	15.2%
ATS	11,908	13,737	33,508	36,053	(1,829)	(13.3)%	(2,545)	(7.1)%
MCS	11,024	10,499	30,931	29,158	525	5.0%	1,773	6.1%

Total	$111,952	$100,124	$339,386	$303,968	$11,828	11.8%	$35,418	11.7%

The table below sets forth our gross margin percentages for the three and nine months ended September 30, 2012 and 2011, for each of our business segments:

	Gross Margin %				Increase (Decrease) Between 2012 and 2011
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2012	2011	2012	2011	Percentage Points
Business Segment:
BCS	31.4%	37.3%	34.0%	39.0%	(5.9)	(5.0)
ATS	21.0%	25.3%	21.9%	24.6%	(4.3)	(2.7)
MCS	63.6%	63.3%	64.2%	59.7%	0.3	4.5
Total	31.3%	36.5%	33.6%	37.6%	(5.2)	(4.0)

Broadband Communications Systems Gross Margin 2012 vs. 2011

Broadband Communications Systems segment gross margin percentage decreased but gross margin dollars increased during the three and nine months ended September 30, 2012 as compared to the same period in 2011. The decrease in gross margin percentage reflects a product mix change as we had higher CPE sales and proportionally lower CMTS revenue (CMTS products have a higher gross margin than CPE products). Further, we have lower CMTS software sales (which also have higher gross margin) in the first three quarters of 2012 as compared to 2011. The increase in gross margin dollars was the result of higher sales.

Access, Transport & Supplies Gross Margin 2012 vs. 2011

The Access, Transport & Supplies segment gross margin dollars and gross margin percentage decreased during the three and nine months ended September 30, 2012 as compared to the same period in 2011. The decrease was driven by product mix, primarily resulting from lower gross margin for metro Wi-Fi products, and the lower volume of optics product during the periods.

Media & Communications Systems Gross Margin 2012 vs. 2011

Media & Communications Systems segment gross margin dollars increased but gross margin percentage decreased during the three and nine months ended September 30, 2012, as compared to the same period in 2011. The increase in gross margin dollar and percentage was due to product mix.

Operating Expenses

The table below provides detail regarding our operating expenses (in thousands):

	Operating Expenses				Increase (Decrease) Between 2012 and 2011
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011	$	%	$	%
SG&A	$37,866	$35,220	$117,544	$107,926	$2,646	7.5%	$9,618	8.9%
Research & development	42,978	36,065	130,006	108,734	6,913	19.2%	21,272	19.6%
Restructuring charges	213	969	6,455	969	(756)	(78.0)%	5,486	566.2%
Acquisition costs	30	475	739	475	(445)	(93.7)%	264	55.6%
Loss on sale of product line	—	—	337	—	—	—	337	100.0%
Amortization of intangibles	7,742	8,944	22,565	26,832	(1,202)	13.4%	(4,267)	(15.9)%

Total	$88,829	$81,673	$277,646	$244,936	$7,156	8.8%	$32,710	13.4%

Selling, General, and Administrative, or SG&A, Expenses

The year over year increase in SG&A expenses primarily reflects the addition of BigBand.

Research & Development, or R&D, Expenses

The year over year increase in R&D expenses reflects the addition of BigBand and increased headcount, as we continued to aggressively invest in R&D.

Restructuring Charges

During the first nine months of 2012, ARRIS continued its implementation of the restructuring initiative following the acquisition of BigBand to align our workforce and operating costs with current business opportunities. This resulted in restructuring charges of $0.2 million and $6.5 million related to severance and facilities during the three month and nine month ending September 30, 2012, respectively. For the three and nine month periods ending September 30, 2011, we recorded restructuring charge of $1.0 million related to one-time termination benefits.

Acquisition Costs

For the three and nine month period ending September 30, 2012, we recorded acquisition related expenses of $30 thousand and $0.7 million, respectively. These expenses were related to the acquisition of BigBand and consisted of transaction costs and integration related outside services.

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

Intangibles amortization expense for the three months ended September 30, 2012 and 2011 was $7.7 million and $8.9 million, respectively. For the nine months ended September 30, 2012 and 2011, intangible amortization expense was $22.6 million and $26.8 million, respectively. Our intangible expense is related to the acquisitions of BigBand Networks in November 2011, Digeo, Inc. in October 2009, EG Technologies in September 2009, Auspice Corporation in August 2008 and C-COR Incorporated in December 2007.

Goodwill Impairment

Goodwill relates to the excess of cost over the fair value of net assets resulting from an acquisition. Our goodwill is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset is more likely than not impaired. During the three and nine months ended September 30, 2012 and 2011, no indicators of impairment existed and, therefore, no impairment charges were recorded.

Based on our most recent annual goodwill impairment assessment performed as of October 1, 2011, the Company determined that our BCS reporting unit was not at risk of failing step one of the goodwill impairment test. In performing step one of impairment testing, the Company determined that the fair values of the MCS reporting unit was less than its respective carrying value, as a result of a decline in the expected future cash flows for the reporting unit. In making our assessment regarding MCS future cash flows, a number of specific factors arose from our annual strategic planning process in the fourth quarter, including an assessment of historical operating results, key customer inputs, and anticipated development expenditures required to migrate the product portfolio in line with the changing market dynamics, including the evolution from a proprietary to open standards IP architecture. As a result of these factors, the Company has decided to shift some investment from the MCS reporting unit to its BCS reporting unit. Given the decision to reduce our investment going forward, we correspondingly moderated our long term projections for the MCS segment. The Company proceeded to step two of the goodwill impairment test to determine the implied fair value of the MCS goodwill. The Company concluded that the implied fair value of the goodwill was less than its carrying value, which resulted in a write off of all goodwill as of October 1, 2011 of $41.2 million before tax ($33.9 million after tax) for the MCS reporting unit. This expense was recorded in impairment of goodwill and intangibles line on the consolidated statements of operations in the fourth quarter of 2011.

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

Other Expense (Income)

Interest Expense

Interest expense for the three months ended September 30, 2012 and 2011 was $4.5 million and $4.3 million respectively. For the nine months ended September 30, 2012 and 2011, interest expense was $13.3 million and $12.7 million respectively. Interest expense reflects the amortization of deferred finance fees, the non-cash interest component of our convertible subordinated notes, interest paid on the notes, capital leases and other debt obligations.

Interest Income

Interest income during the three months ended September 30, 2012 and 2011 was $0.8 million and $0.8 million, respectively. During the nine months ended September 30, 2012 and 2011, interest income was $2.2 million and $2.4 million, respectively. The income reflects interest earned on cash, cash equivalents, short-term and long-term marketable security investments.

Loss (Gain) on Foreign Currency

During the three and nine months ended September 30, 2012, we recorded a foreign currency loss (gain) of approximately $(0.4) million and $0.9 million, respectively. During the three months and nine months ended September 30, 2011, we recorded a foreign currency (gain) loss of approximately $(0.8) million and $0.1 million, respectively. We have certain international customers who are billed in their local currency, primarily the euro. To mitigate the volatility related to fluctuations in the foreign exchange rates, we may enter into various foreign currency contracts. The loss (gain) on foreign currency is driven by the fluctuations in the foreign currency exchanges rates, primarily the euro.

Loss (Gain) on Investments

From time to time, we hold certain investments in the common stock of private and publicly-traded companies, a number of non-marketable equity securities, and investments in rabbi trusts associated with our deferred compensation plans.

During the three months ended September 30, 2012 and 2011, we recorded net loss (gain) related to these investments of $(0.9) million, and $0.3 million, respectively. During the nine months ended September 30, 2012 and 2011, we recorded net gains related to these investments of $1.5 million, and $0.5 million, respectively.

Other Expense (Income)

Other income for the three months ended September 30, 2012 and 2011 was $0.1 million and $0.2 million, respectively. For the nine months ended September 30, 2012 and 2011, other income was $0.8 million and $0.7 million, respectively

Income Tax Expense

In the three and nine months ended September 30, 2012, we recorded income tax expense of $3.0 million and $13.4 million, respectively, as compared to $2.0 million and $7.9 million, respectively in the same periods in 2011. In the third quarter of 2012, the Company recorded a tax benefit of approximately $3.4 million of uncertain tax liabilities arising from the expiration of certain statutes of limitations and $0.8 million of tax benefit from the 2011 U.S. Federal income tax return-to-provision adjustments.

In the first quarter of 2011, the Company implemented certain legal entity changes to reduce complexity and simplify our corporate organizational structure and tax accounting provision process. As a result, approximately $3.6 million of valuation allowances related to state deferred tax assets, generated primarily from net operating losses, were reversed as we concluded it was more likely than not that we will now be able to utilize the deferred tax assets in future periods. The legislation providing for the research and development tax credit expired in 2011 and has not been extended. During the third quarter of 2011, we recorded a net tax benefit of approximately $2.3 million arising from the excess of tax benefits attributable to the release of $2.6 million of uncertain tax liabilities, mostly due to the expiration of certain statutes of limitations, reduced by $0.3 million of tax expense from the 2010 U.S. Federal income tax return-to provision adjustments.

The Company anticipates that the effective income tax rate for full year 2012, excluding discrete items and any changes in law to extend the research and development tax credit, will be approximately 33.7%.

Financial Liquidity and Capital Resources

Overview

One of our key strategies is to maintain and improve our capital structure. The key metrics we focus on are summarized in the table below:

Liquidity & Capital Resources Data

	Nine Months Ended September 30,
	2012	2011
	(in thousands, except DSO and turns)

Key Working Capital Items
Cash provided by operating activities	$72,608	$52,271
Cash, cash equivalents, and short-term investments	$548,406	$574,977
Long-term U.S. corporate & government agency bonds	$22,796	$15,637
Accounts receivable, net	$171,143	$165,821
Days Sales Outstanding (“DSOs”)	42	49
Inventory	$137,496	$116,769
Inventory turns	7.7	6.1

Key Financing Items
Convertible notes at face value	$232,050	$232,050
Convertible notes at book value	$218,943	$206,825

Key Shareholder Equity Items
Cash used for share repurchases	$51,921	$74,748

Capital Expenditures	$14,520	$18,948

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

Accounts receivable increased during the first nine months of 2012 as compared to 2011 primarily as a result of higher sales. DSOs decreased during the first nine months of 2012 as compared to 2011. This decrease was primarily the result of payment patterns of our customers and timing of shipments to customers. Looking forward, it is possible that DSOs may increase dependent upon our customer mix and payment patterns, particularly if international sales increase.

Inventory at the end of the third quarter of 2012 was $20.7 million higher than the end of the third quarter of 2011. Inventory turns during the first nine months of 2012 were 7.7 as compared to 6.1 in the same period of 2011. The increase in inventory reflects an increase in BCS inventory levels to ensure adequate supply.

Common Share Repurchases

During the first nine months of 2012, we repurchased 4.5 million shares of our common stock for $51.9 million at an average stock price of $11.55. During the first nine months of 2011, we repurchased 6.7 million shares of our common stock for $74.7 million at an average stock price of $11.16.

In May of 2011, the Company’s Board of Directors authorized a plan for ARRIS to purchase up to $150 million of the Company’s common stock. The remaining authorized amount for stock repurchases under this program was $19.6 million as of September 30, 2012, and will expire when we have used all authorized funds for repurchase.

The Company’s Board of Directors recently authorized a new plan for ARRIS to purchase up to an additional $150 million of common stock. No repurchases have been made under this plan. Unless terminated earlier by a Board resolution, this new plan will expire when ARRIS has used all authorized funds for repurchase

Summary of Current Liquidity Position and Potential for Future Capital Raising

We believe our current liquidity position, where we have approximately $548.4 million of cash, cash equivalents, and short-term investments and $22.8 million of long-term marketable securities on hand as of September 30, 2012, together with the prospects for continued generation of cash from operations are adequate for our short- and medium-term business needs. We may in the future elect to repurchase additional shares of our common stock or convertible notes. In addition, a key part of our overall long-term strategy may be implemented through additional acquisitions, and a portion of these funds may be used for that purpose. Should our available funds be insufficient for those purposes, it is possible that we will raise capital through private or public, share or debt offerings.

Commitments

Our contractual obligations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011. There has been no material change to our contractual obligations during the first nine months of 2012.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Cash Flow

Below is a table setting forth the key line items of our Consolidated Statements of Cash Flows (in thousands):

	For the Nine Months Ended September 30,
	2012	2011
Cash provided by operating activities	$72,608	$52,271
Cash provided by (used in) investing activities	(74,547)	13,245
Cash used in financing activities	(45,283)	(63,978)

Net increase (decrease) in cash	$(47,222)	$1,538

Operating Activities:

Below are the key line items affecting cash provided by operating activities (in thousands):

	For the Nine Months Ended September 30,
	2012	2011
Net income	$38,664	$41,967
Adjustments to reconcile net income to cash provided by operating activities	59,811	51,464

Net income including adjustments	98,475	93,431
Increase in accounts receivable	(19,515)	(39,887)
Increase in inventory	(25,139)	(15,006)
Increase (decrease) in accounts payable and accrued liabilities	2,614	(6,332)
All other – net	16,173	20,065

Cash provided by operating activities	$72,608	$52,271

Net income, including adjustments, increased $5.0 million during the first nine months of 2012 as compared to 2011. Our net income before adjustments to net income decreased approximately $3.3 million in the first nine months of 2012 as compared to 2011, primarily reflecting lower gross margin year over year.

Accounts receivable increased by $19.5 million during the first nine months of 2012. This increase was primarily as a result of higher sales and payment patterns of our customers. Accounts receivable increased by $39.9 million in the first nine months of 2011. This increase was primarily related to our billing pattern during the quarter, in which higher billings occurred toward the end of the period.

Inventory increased by $25.1 million and $15.0 million during the first nine months of 2012 and 2011, respectively. The increase was due primarily to an effort to ensure adequate supply of our BCS product offerings.

Accounts payable and accrued liabilities increased by $2.6 million during the first nine months of 2012. Accounts payable increased due to increased purchases resulting from higher sales. Decline in accounts payable and accrued liabilities during the first nine months of 2011 reflect the payment of annual bonuses in the first quarter coupled with normal timing variations associated with payment of accounts payable.

All other accounts, net, includes the changes in other receivables, income taxes payable (recoverable), and prepaids. The other receivables represent amounts due from our contract manufacturers for material used in the assembly of our finished goods. The change in our income taxes recoverable account is a result of the timing of the actual estimated tax payments during the year as compared to the actual tax liability for the year. The net change during the first nine months of 2012 was approximately $16.2 million as compared to $20.1 million in the same period in 2011.

Investing Activities:

Below are the key line items affecting investing activities (in thousands):

	For the Nine Months Ended September 30,
	2012	2011
Purchases of property, plant and equipment	$(14,520)	(18,948)
Cash proceeds from sale of property, plant and equipment	13	70
Purchases of investments	(235,348)	(228,104)
Sales of investments	172,059	260,227
Cash proceeds from sale of product line	3,249	—

Cash provided by (used in) investing activities	$(74,547)	$13,245

Purchases of Property, Plant and Equipment – This represents capital expenditures which are mainly for test equipment, laboratory equipment, and computing equipment. We anticipate investing approximately $20 million in fiscal year 2012.

Cash Proceeds from Sale of Property, Plant and Equipment – This represents the cash proceeds we received from the sale of property, plant and equipment.

Purchases and Sales of Investments – These represent purchases and sales of securities

Cash Proceeds from Sale of Product Line – This represents the cash proceeds we received from the sale of our ECCO product line.

Financing Activities:

Below are the key line items affecting our financing activities (in thousands):

	For the Nine Months Ended September 30,
	2012	2011
Repurchase of common stock	$(51,921)	$(74,748)
Early redemption of long-term debt	—	(4,984)
Excess income tax benefits from stock-based compensation plans	2,614	2,989
Repurchase of shares to satisfy employee tax withholdings	(8,184)	(8,260)
Proceeds from issuance of common stock	12,208	21,025

Cash provided by (used in) financing activities	$(45,283)	$(63,978)

Repurchase of Common Stock – This represents the cash used to buy back the Company’s common stock.

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

Proceeds from Issuance of Common Stock – Represents cash proceeds related to the exercise of employee stock options, offset by expenses paid related to issuance of common stock.

Interest Rates

As of September 30, 2012, we did not have any floating rate indebtedness or outstanding interest rate swap agreements.

Foreign Currency

A significant portion of our products are manufactured or assembled in China and Mexico, and we have research and development centers in China, Ireland and Israel. Our sales into international markets have been and are expected in the future to be an important part of our business. These foreign operations are subject to the usual risks inherent in conducting business abroad, including risks with respect to currency exchange rates, economic and political destabilization, restrictive actions and taxation by foreign governments, nationalization, the laws and policies of the United States affecting trade, foreign investment and loans, and foreign tax laws.

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

ARRIS executes letters of credit in favor of certain landlords and vendors to guarantee performance on lease and insurance contracts. Additionally, we have cash collateral account agreements with our financial institutions as security against potential losses with respect to our foreign currency hedging activities. The letters of credit and cash collateral accounts are reported as restricted cash. As of September 30, 2012 and December 31, 2011, we had approximately $4.7 million and $4.1 million outstanding, respectively, of cash collateral.

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

From time to time, we hold certain investments in the common stock of publicly-traded companies, which are classified as available-for-sale. As of September 30, 2012 and December 31, 2011 our holdings in these investments were $5.3 million and $4.8 million, respectively. Changes in the market value of these securities are recorded in other comprehensive income and gains or losses on related sales of these securities are recognized in income (loss).

ARRIS holds cost method investments in private companies. These investments are recorded at $3.7 million and $1.0 million as of September 30, 2012 and December 31, 2011, respectively. Due to the fact the investments are in a private companies, we are exempt from estimating the fair values on an interim basis. However, ARRIS is required to estimate the fair value if there has been an identifiable event or change in circumstance that may have a significant adverse effect on the fair value of the investment. Each quarter, we evaluate our investments for any other-than-temporary impairment, by reviewing any capital transactions, the current revenues, bookings and long-term plan of the private company. During the evaluation performed as of December 31, 2011, ARRIS concluded that one of the private companies would be depleting cash balances in early 2012. Further, ARRIS was notified that the private company intends to raise capital by offering a new round of financing to its existing and new investors. ARRIS concluded that the investee’s need to raise further capital was an indicator of impairment and therefore, performed steps to determine the fair value of its investment in the private company. ARRIS was unable to apply traditional valuation techniques as the required inputs to these techniques are unavailable. ARRIS determined that the best estimate of the fair value of its investment was to calculate it based upon the preliminary indication of value related to the new round of financing. As a result of these considerations, ARRIS recorded an other-than-temporary impairment on its investment of $3.0 million in the fourth quarter of 2011. During the second quarter of 2012, the same private company continued its efforts to raise capital, and as part of this process, a new valuation was performed. The results indicated a further reduction in the valuation of the private company. As a result, ARRIS concluded that its investment was further impaired and recorded an incremental other-than-temporary impairment of $0.5 million in the second quarter of 2012. As of September 30, 2012, the balance of this investment is $0.7 million, and the balance of the two new investments is their original cost of $3.0 million. See Note 4 of Notes to the Consolidated Financial Statements for further disclosures related to the fair value of these investments.

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

Qualified Pension Plan

In October 2012, in an effort to reduce the volatility and administration expense in connection with the Company’s qualified pension plan obligation, we began notifying eligible employees of a limited opportunity to voluntarily elect an early payout of their pension benefits. These payouts will be funded from existing pension assets. Depending upon the actual number of participants that elect the lump sum payment option, we anticipate recording a noncash pension settlement charge of up to approximately $4.0 million in the fourth quarter of 2012.

Capital Expenditures

Capital expenditures are made at a level designed to support the strategic and operating needs of the business. ARRIS’ capital expenditures were $14.5 million in the first nine months of 2012 as compared to $18.9 million in the first nine months of 2011. Management expects to invest approximately $20 million in capital expenditures for the fiscal year 2012.

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

Our critical accounting policies and estimates are disclosed in our Form 10-K for the year ended December 31, 2011, as filed with the SEC. Our critical accounting estimates have not changed in any material respect during the nine months ended September 30, 2012.

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

Due to the nature of our business, it is subject to patent infringement claims, including current suits against us or one or more of our wholly-owned subsidiaries or one or more of our customers who may seek indemnification from us. We believe that we have meritorious defenses to the allegation made in the pending cases and intend to vigorously defend these lawsuits; however, we are unable currently to determine the ultimate outcome of these or similar matters. In addition, we are a defendant in various litigation matters generally arising out of the normal course of business. Except as described below, ARRIS is not party to any proceedings that are, or reasonably are expected to be, material to its business, results of operations or financial condition. However, since it is difficult to predict the outcome of these matters, it is possible that the ultimate outcomes will materially and adversely affect our business, financial position, results of operations or cash flows.

British Telecom v. Cox and Cable One. C.A. No. 10-658 (SLR), U.S. District Court, District of Delaware. On August 5, 2010 BT sued Cox and Cable One alleging infringement of four BT U.S. patents, nos. 5,142,532, 5,526,350, 6,538,989 and 6,665,264, and subsequently amended the complaint to include four additional U.S. patents, nos. 5,790,643, 5,923,247, 6,205,216 and 6,473,742. Cox and Cable One have asked ARRIS (and other suppliers) to indemnify them. Comcast has also requested indemnification for similar litigation with British Telecom over the same patents, and has filed a separate suit against BT for infringement of unrelated patents. It is premature to assess the likelihood of a favorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify Comcast, Cable One and Cox, pay royalties and/or cease utilizing certain technology.

ARRIS v. SeaChange Int’l. (previously nCube v. SeaChange). C.A. No. 01-011 (JJF). U.S. District Court, District of Delaware. In May 2002, a jury found that video-on-demand products and software sold by SeaChange International (“SeaChange”) infringed various claims of ARRIS’ U.S. patent No. 5,805,804 and ARRIS was awarded enhanced damages and attorneys’ fees based on the jury’s finding of willful infringement. The District Court also entered a permanent injunction that, among other things, enjoined SeaChange from selling video-on-demand products and software that infringe U.S. patent no. 5,805,804. Following the District Court’s entry of the permanent injunction, SeaChange initiated re-examination proceedings of the infringed claims before the United States Patent and Trademark Office (“USPTO”). The USPTO determined that most of the patent claims were patentable without any modification, including the infringed claim at issue in the contempt action.

In July 2009, ARRIS filed a motion for contempt, seeking to enforce the permanent injunction and an award of sanctions for SeaChange’s continued sales of the video-on-demand products and software. In August 2009, in response to ARRIS’ motion for contempt, SeaChange filed a declaratory- judgment suit seeking an order that its video-on-demand products and software do not infringe U.S. patent no. 5,805,804. In June 2010, the District Court stayed SeaChange’s declaratory-judgment suit in favor of proceeding with ARRIS’ motion for contempt. In October 2012, the court denied ARRIS’ motion for a finding of contempt. A letter to the Court regarding the stayed Declaratory Judgment action was filed on October 30, 2012. ARRIS is considering an appeal of the denial of the contempt motion.

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

Olympic Developments AG v. MSOs C.A. No. 2:11-cv-00612, Central District of California. In January 2011, Olympic Developments AG filed suit against 9 cable and satellite service operators alleging infringement of two US patents, nos. 5,475,585 and 6,246,400, relating to VOD products and services. Certain of our customers have requested that we provide indemnification. The Court currently is awaiting an answer to be filed by Comcast, and thereafter will set a scheduling conference. The complaint requests unspecified damages for past infringement and an injunction against future infringement. To date, no evidence of damages has been introduced. It is premature to assess the likelihood of a favorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify the MSOs, pay royalties and/or cease utilizing certain technology.

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

GTZM Technology Ventures Ltd. v. MSOs C.A. No. 1:11-cv-00790, District of Delaware. In September 2011, GTZM Technology Ventures filed suit against 14 cable and telephone service providers alleging infringement of US patent no. 5,455,859, relating to EMTAs. Certain of our customers have requested that we provide indemnification. The complaint requests unspecified damages for past infringement and injunction against future infringement. A settlement agreement was reached for all parties.

CyberFone (LVL Patent Group, LLC) v. MSOs C.A. No. 1:11-cv-00828, District of Delaware. On September 15, 2011, LVL Patent Group filed suit against 14 cable service providers alleging infringement of US patent no. 6,044,382, relating to VOD products and services. Certain of our customers have requested that we provide indemnification. The complaint requests unspecified damages for past infringement and injunction against future infringement. This patent was recently ruled invalid and the case was dismissed.

CyberFone Systems, LLC v. MSOs C.A. No. 1:2012cv00109, etc.; District of Delaware. On January 30, 2012, Cyberfone filed separate suits against 13 cable service providers alleging infringement of U.S. patent No. 8,019,060, relating to video on demand services. Certain of our customers have requested that we provide indemnification. The complaint requests unspecified damages for past infringement and injunction against future infringement. This patent was recently ruled invalid and the case was dismissed.

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

Williamson (At Home) v. Verizon and AT&T C.A. 11-cv-04948, Southern District of New York. On July 19, 2011, Williamson filed suit against Verizon and AT&T on behalf of the At Home bankruptcy estate alleging infringement of four patents alleged to cover regionalized multicasting services. The complaint requests unspecified damages for past infringement and injunction against future infringement. To date, no evidence of damages has been introduced. It is premature to assess the likelihood of a favorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify AT&T and Verizon, pay royalties and/or cease utilizing certain technology.

GlobeTecTrust v. MSOs C.A. 12-cv-01236 et al., District of Delaware. On October 1, 2012, GlobeTecTrust filed several suits against various parties, including four cable service providers alleging infringement of U.S. Patent No. 6,262,997. The complaint requests unspecified damages for infringement and injunction against future infringement. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of a favorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify one or more of the MSOs, pay royalties and/or cease utilizing certain technology.

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

The markets for broadband communication systems are extremely competitive and dynamic, requiring the companies that compete in these markets to react quickly and capitalize on change. This requires us to retain skilled and experienced personnel as well as to deploy substantial resources toward meeting the ever-changing demands of the industry. We compete with national and international manufacturers, distributors and wholesalers including many companies that are larger than we are. Our major competitors include:

•	Aurora Networks;

•	Casa Systems, Inc.;

•	Cisco Systems, Inc.;

•	Commscope, Inc.;

•	Concurrent Computer Corporation;

•	Ericsson (TandbergTV);

•	Google, Inc (Motorola Mobility, Inc.);

•	Harmonic, Inc.;

•	Pace Plc;

•	SeaChange, Inc.;

•	SMC Networks;

•	Technicolor, Inc.;

•	TVC Communications, Inc.; and

•	Ubee Interactive, Inc.

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

Our two largest customers (including their affiliates, as applicable) are Comcast and Time Warner Cable. For the nine months ended September 30, 2012, sales to Comcast accounted for approximately 29.3% and sales to Time Warner Cable accounted for approximately 19.0% of our total revenue. The loss of either of these customers, or one of our other large customers, or a significant reduction in the products or services provided to any of them would have a material adverse impact on our business. For each of these customers, we also are one of their largest suppliers. As a result, if from time-to-time customers elect to purchase products from our competitors in order to diversify their supplier base and to dual-source key products or to curtail purchasing due to budgetary or market conditions, such decisions could have material consequences to our business. In addition, because of the magnitude of our sales to these customers the terms and timing of our sales are heavily negotiated, and even minor changes can have a significant impact upon our business.

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

Our financial statements reflect substantial goodwill and intangible assets, approximately $194.5 million as of September 30, 2012, that was recognized in connection with the acquisitions that we have made. We annually (and more frequently if changes in circumstances indicate that the asset may be impaired) review the carrying amount of our goodwill in order to determine whether it has been impaired for accounting purposes. In general, if the fair value of the corresponding reporting unit’s goodwill is less that the carrying value of the goodwill, we record an impairment charge. The determination of fair value is dependent upon a number of factors, including assumptions about future cash flows and growth rates that are based on our current and long-term business plans. With respect to the amortizable intangible assets, ARRIS tests recoverability when events or changes in circumstances indicate that their carrying amounts may not be recoverable. Examples of such circumstances include, but are not limited to, operating or cash flow losses from the use of such assets or changes in our intended uses of such assets. If the Company determines that an asset or asset group is not recoverable, then the Company would record an impairment charge if the carrying value of the asset or asset group exceeds its fair value. Fair value is based on estimated discounted future cash flows expected to be generated by the asset or asset group. The assumptions underlying cash flow projections would represent management’s best estimates at the time of the impairment review.

No goodwill impairment was recorded in the first nine months of 2012. During the fourth quarter of 2011, we recorded a non-cash goodwill impairment charge of $41.2 million and a non-cash intangible asset impairment charge of $47.4 million relating to our MCS reporting unit. We also recorded a non-cash goodwill impairment charge of $128.9 million and $80.4 million related to the ATS and MCS reporting units, respectively, during the fourth quarter of 2008. As the ongoing expected cash flows and carrying amounts of our remaining goodwill are assessed, changes in the economic conditions, changes to our business strategy, changes in operating performance or other indicators of impairment could cause us to realize additional impairment charges in the future. For additional information, see the discussion under Critical Accounting Policies in Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the United States Securities and Exchange Commission (“SEC”).

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

Our success depends on our ability to attract and retain qualified personnel in all facets of our operations.

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

A significant portion of our products are manufactured or assembled in China and Mexico. Further, we have research and development centers in China, Ireland, and Israel. The governments of these foreign countries may pass laws that impair our operations, such as laws that impose exorbitant tax obligations or nationalize these manufacturing facilities. These countries may also be subject to political and civil unrest which may adversely impact our operations.

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

A portion of our research and development operations and a portion of our contract manufacturing occur in Israel. As of September 30, 2012, we had approximately 120 full-time employees located in Israel. We also have customer service, marketing and general and administrative employees at our facility. Accordingly, we are directly influenced by the political, economic and military conditions affecting Israel, and any major hostilities there involving Israel or the interruption or curtailment of trade between Israel and its trading partners could significantly harm our business. In addition, in the past, Israel and companies doing business with Israel have been the subject of an economic boycott. Israel has also been and is subject to civil unrest and terrorist activity, with varying levels of severity, for the last decade. Security and political conditions may have an adverse impact on our business in the future. Hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could adversely affect our operations and make it more difficult for us to retain or recruit qualified personnel in Israel.

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

Item 4.	MINE SAFETY DISCLOSURE

Not applicable

Item 6.	EXHIBITS

Exhibit No.	Description of Exhibit

10.1*	Third Amendment to Amended and Restated Employment Agreement with Lawrence Margolis, dated October 31, 2012, filed herewith

31.1	Section 302 Certification of Chief Executive Officer, filed herewith

31.2	Section 302 Certification of Chief Financial Officer, filed herewith

32.1	Section 906 Certification of Chief Executive Officer, filed herewith

32.2	Section 906 Certification of Chief Financial Officer, filed herewith

101.INS	XBRL Instant Document, filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document, filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, filed herewith

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document, filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, filed herewith

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARRIS GROUP, INC.

/s/ David B. Potts
David B. Potts
Executive Vice President, Chief Financial Officer, Chief Accounting Officer, and Chief Information Officer

Dated: November 2, 2012