Form 10-K
period 2012-12-31
ARRIS GROUP INC
filed 2013-02-27
CIK 1141107

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

For the fiscal year ended December 31, 2012

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

The aggregate market value of ARRIS Group, Inc.’s Common Stock held by non-affiliates as of June 30, 2012 was approximately $1.6 billion (computed on the basis of the last reported sales price per share of such stock of $13.91 on the NASDAQ Global Market System). For these purposes, directors, officers and 10% shareholders have been assumed to be affiliates.

As of January 31, 2013, 114,487,014 shares of ARRIS Group, Inc.’s Common Stock were outstanding.

Portions of ARRIS Group, Inc.’s Proxy Statement for its 2013 Annual Meeting of Stockholders are incorporated by reference into Part III.

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

Glossary of Terms

Below are commonly used acronyms in our industry and their meanings:

Acronym	Terminology
AdVOD	Linear and Demand Oriented Advertising
ARPU	Average Revenue Per User
BEQ	Broadband Edge QAM
BSR	Broadband Services Router
Cable VoIP	Cable Voice over Internet Protocol
CAM	Cable Access Module
CBR	Constant Bit Rate
CCAP	Converged Cable Access Platform
CE	Converged Experiences / Consumer Electronics
CLEC	Competitive Local Exchange Carrier
CMM	ConvergeMedia Management
CMS	Content Management System
CMTS	Cable Modem Termination System
COTS	Commercial Off the Shelf
CPE	Customer Premises Equipment
CVeX	Converged Video Exchange
CWDM	Coarse Wave Division Multiplexing
DBS	Digital Broadcast Satellite
DCT	Digital Consumer Terminal
DOCSIS®	Data Over Cable Service Interface Specification
DPI	Digital Program Insertion
DRM	Digital Rights Management
DSG	DOCSIS Set-Top Gateway
DSL	Digital Subscriber Line
DTA	Digital Television Adapter
DVB	Digital Video Broadcasting
DVR DWDM	Digital Video Recorder Dense Wave Division Multiplexing
EBIF EMTA	Enhanced Binary Interface Format Embedded Multimedia Terminal Adapter
EPON	Ethernet over Passive Optical Network
eQAM	Edge Quadrature Amplitude Modulator
FMC	Fixed Mobile Convergence
FPGA	Field Programmable Gate Arrays

Acronym	Terminology
FTTH	Fiber to the Home
FTTP	Fiber to the Premises
GAAP	Generally Accepted Accounting Principles
GHZ	Gigahertz
GPA	General Purchase Agreements
HD	High Definition
HD-DVR	High Definition Digital Video Recorder
HDTV	High Definition Television
HEVC	High Efficiency Video Coding
HFC	Hybrid Fiber-Coaxial
IFRS	International Financial Reporting Standards
ILEC	Incumbent Local Exchange Carrier
IP	Internet Protocol
IPR	Intellectual Property Rights
IPTV	Internet Protocol Television
IRD	Integrated Receiver / Decoder
LAN	Local Area Network
Mbps	Megabits per Second
MOD	Movies on Demand
MPEG	Moving Picture Experts Group
MPEG-2	Moving Picture Experts Group, Standard No. 2
MPEG-4	Moving Picture Experts Group, Standard No. 4
M-CMTS	Modular CMTS
MSO	Multiple Systems Operator
MSP	Media Services Platform
MTA	Multimedia Terminal Adapter
NGNA	Next Generation Network Architecture
NDVR	Network Digital Video Recorder
NPVR	Network Personal Video Recorder
NSM	Network Service Manager
NIU	Network Interface Unit
OLT	Optical Line Termination
ONU	Optical Network Unit
OEM	Original Equipment manufacturer
OSS	Operations Support System
OTT	Over-the-Top
PC	Personal Computer
PCS	Post Contract Support
PCT	Patent Convention Treaty
PDA	Personal Digital Assistant
PON PSTN	Passive Optical Network Public-Switched Telephone Network
PVR QAM	Personal Video Recorder Quadrature Amplitude Modulation
QoS	Quality of Service
RDK	Reference Design Kit
RF	Radio Frequency
RFOG	Radio Frequency over Glass
RGU	Revenue Generating Unit
SCTE	Society of Cable Telecommunication Engineers
SD	Standard Definition
SDV	Switched Digital Video
SLA	Service Level Agreement
STB	Set Top Box
Triple Play	Bundled Offering of Internet (data), Telephone and TV
VAR	Value-Added Reseller

Acronym	Terminology
VOD	Video on Demand
VoIP	Voice over Internet Protocol
VPN	Virtual Private Network
VSP	Video Services Platform / Video Service Provider
VSOE	Vendor-Specific Objective Evidence

Overview

We are a global communications technology company, headquartered in Suwanee, Georgia. We operate in three business segments, Broadband Communications Systems, Access, Transport & Supplies, and Media & Communications Systems, specializing in integrated broadband network solutions that include products, systems and software for content and operations management (including video on demand (“VOD”) and professional services. We are a leading developer, manufacturer and supplier of telephony, data, video, construction, rebuild and maintenance equipment for the broadband communications industry. In addition, we are a leading supplier of infrastructure products used by cable system operators to buildout and maintain hybrid fiber-coaxial (“HFC”) networks. We provide our customers with products and services that enable reliable, high-speed, two-way broadband transmission of video, telephony, and data.

Industry Overview

MSOs (“Multiple Systems Operators”) have aggressively upgraded their networks, spending over $100 billion during the past fifteen years in order to deliver and support enhanced voice and video services and data services, such as high-speed data, telephony, high definition digital video and VOD.

By offering bundled packages of broadband services, these MSOs are seeking to gain a competitive edge over telephone companies and digital broadcast satellite (“DBS”) providers, and create additional revenue streams. Delivery of enhanced services also has helped MSOs offset the impact of reduced numbers of basic video subscribers as well as reduce the rate of subscriber churn. To compete effectively against the DBS providers and telephone companies, MSOs have been upgrading and rebuilding their networks to offer digital video, which enables them to provide more channels and better picture quality than analog video. These upgrades to digital video also allow MSOs to deploy high definition television (“HDTV”) and interactive services such as VOD. The HDTV channels require significantly more bandwidth than the equivalent number of standard definition digital channels, creating strong interest in advanced video compression and other methods of minimizing bandwidth consumption such as Switched Digital Video. The MSOs are also increasingly enabling the distribution of their video content over the Internet Protocol (“IP”) infrastructure to a variety of consumer devices, commonly known as TV Everwhere. This demand for additional bandwidth is a key driver behind many of the changes being made to the cable operators’ network, and the MSO investment in the products provided by ARRIS.

Demand for high-speed data bandwidth on cable systems is increasing as content providers (such as Google, Yahoo, YouTube, Hulu, Facebook, Blockbuster, Netflix, etc. ) increasingly offer personalized content including video and “over the top” services, via the Internet to multiple devices. For example, broadcast network shows and user-generated content, such as video downloads, personalized web pages, and video and photo sharing, have become commonplace on the Internet. Likewise, many cable operators now offer their subscribers the option of accessing their subscription content “over the top” using a high-speed data network. MSOs are also experimenting with offering more content through the use of network-based personal video recorders (“nPVRs”), which move subscriber-selected video storage from set tops into the network. This change is expected to add more traffic and pressure on network capacity. Another bandwidth intensive service being offered by a major cable operator allows cable video subscribers to re-start programs on demand if they miss the beginning (“Start Over”). Television today has thus become more interactive and personalized, thereby increasing the demand for bandwidth on a service provider’s network. Further, the Internet has raised the bar on personalization with viewers increasingly looking for a “similar” experience across multiple screens – television, PC, tablet, and phone, further increasing the complexity of providing these enhanced services. The integration and interaction of various social media capabilities with video viewing experience is another emerging trend that is likely to further increase complexity and require greater network bandwidth.

Cable operators are offering enhanced broadband services, including HDTV, digital video, interactive and on demand video services, IP Video, high-speed data and voice over internet protocol (“VoIP”). We expect that these enhanced broadband services will continue to attract new subscribers, and that cable operators will continue to invest in their networks to re-purpose network capacity to support increased customer demand for personalized services. In the access portion, or “last-mile,” of the network, operators will need to upgrade headends, hubs, nodes, and radio frequency distribution equipment to support increased bandwidth allocated to narrowcast or personalized content distribution. The increasingly personalized (i.e., narrowcast rather than broadcast) nature of much of the content on the network requires the operators to evolve their architecture; this often means driving fiber networks closer to the subscribers and reducing the number of subscribers sharing the same bandwidth “pipe.” We expect operators will take a scalable approach by performing these network upgrades as the new services are developed and deployed. At the same time, much of the MSO’s outside plant has been in operation for five or more years. The optical laser technology advancements offer more cost effective solutions which create a replacement market. In addition, many international cable operators have not yet completed the initial upgrades necessary to offer such enhanced broadband services and are expected to continue purchasing equipment to complete these upgrades.

Data and VoIP services provided by the MSOs are governed by a set of technical specifications promulgated by CableLabs® in North America and Cable Europe Labs® in Europe. While the specifications developed by these two bodies necessarily differ in a few details in order to accommodate the differences in HFC network architectures between North America and Europe, a significant feature set is common. The primary data standard specification for cable operators in North America is entitled Data over Cable System Interface Specification (“DOCSIS®”). Release 3.0 of DOCSIS® is the current governing standard for data services in North America. The parallel release for European operators is Euro-DOCSIS® Release 3.0. DOCSIS® 3.0 builds upon the capabilities of DOCSIS® 2.0 and dramatically increases the bandwidth that can be provided to the subscriber in both the downstream and upstream directions. DOCSIS® is also a key enabler of Video over IP where multiple channels can now be used to deliver video over a common network infrastructure. Work has already started to define the next set of upgrades to the DOCSIS specification, and is currently dubbed DOCSIS® 3.1.

MSOs continue their efforts to deploy early versions of Video over IP to connected consumer devices, including options for augmenting their current Pay TV service with IP Video. In addition to the increased functionality and services, the MSOs are highly motivated to refresh the look-and-feel of their video product to reflect the modern connected consumer world. These trends provide ARRIS with the opportunity to introduce new products and services in addition to our DOCSIS®Cable Modem Termination Systems (CMTS), cable modems and Embedded Multimedia Terminal Adapters (EMTAs) product lines. ARRIS is collaborating with MSOs to develop headend and home gateway devices to cost effectively enable this new service, and we see the trend toward these new products accelerating in the industry.

In addition to the DOCSIS® standards that govern data transmission, CableLabs® has defined the PacketCable™ specifications for VoIP and multimedia over cable. These specifications define the interfaces between network elements such as CMTSs, EMTAs, gateways and call management servers to provide high quality IP telephony over an HFC network.

MSOs have benefited from the use of standard technologies like DOCSIS® and PacketCable™. A key service offered by the MSOs, based on DOCSIS® and PacketCable™ standards, is cable telephony. Cable telephony allows MSOs to offer their customers local and long distance residential telephone service. PacketCable™ certified VoIP, or Cable VoIP, permits cable operators to utilize the ubiquitous IP protocol to deliver toll-quality cable telephony services. The broad adoption of Cable VoIP by the MSOs has usurped the deployment of data-only cable modems, as the customer premises devices that support VoIP also offer high-speed data access on the same equipment. More recently, MSO’s have begun investing in more advanced DOCSIS® 3.0 residential gateways that support Voice and High-Speed Data distribution thoughout the home. As a result, we experienced a significant increase in our CPE sales in 2012 and expect it to continue in 2013. Price pressures are significant in this market and therefore revenue growth is not necessarily linear with unit growth. However, we expect to be able to maintain cost leadership and to lead in innovations that could expand the size of the market by creating demand in commercial, enterprise and multiple-dwelling unit applications.

Our international business represented 24.6% of our sales in 2012 as operators in Europe, Latin America and Asia continued to expand their networks into new greenfield markets, upgrade their networks to all digital, expand deployments of high definition channels and VoIP and add DOCSIS 3.0 ultra high-speed data services. These operators are confronted with competition from both direct broadcast satellite and telephone companies offering IPTV service. In addition, Netflix has launched Over-the-Top (“OTT”) services in Europe, Southeast Asia and Latin America and others are expected to follow suit. Demand for our products has remained strong as these operators seek to compete against this onslaught of competition.

International operator markets have undergone considerable consolidation over the past several years. UPC in Europe has acquired operators in Poland, Germany and Belgium to augment its holdings in the Netherlands, the Czech Republic, Hungary, Austria and Romania. In Germany, Kabel Deutschland has announced plans to acquire another German operator, Tele Columbus and Volia continued its consolidation of Ukrainian cable TV by buying the Odeko Group. Spanish firm Telefónica announced its intention to buy two cable TV companies in Brazil. Liberty Global has announced its intention to buy Virgin Media in the UK. In Japan, a majority share of J-Com, the country’s largest operator was acquired by the telephone service provider, KDDI, and efforts are underway to merge them with KDDI’s other cable operation including JCN. The Chinese operators have begun a process of rationalization with multiple disparate operators being merged into provincial operations. In Latin America, TelMex has been on an acquisition track, purchasing cable operators in Colombia, Peru, Brazil, and Chile. As these consolidations have occurred so has the consolidation of operations, creating demand for newer, more modern equipment.

Pending Acquisition of Motorola Home Business

On December 19, 2012, ARRIS, General Instrument Holdings, Inc. (“Seller”), Motorola Mobility LLC (“Mobility”), ARRIS Enterprises I, Inc., a subsidiary of ARRIS (“New Holding Company”), and ARRIS Enterprises II, Inc., a subsidiary of New Holding Company (“Merger Sub”), entered into an Acquisition Agreement (the “Agreement”), pursuant to which, subject to the satisfaction or waiver of the conditions therein, ARRIS will acquire the Motorola Home business from Seller (the “Transaction”). Seller and Mobility are both indirect subsidiaries of Google, Inc.

Pursuant to the Agreement, ARRIS will merge with and into Merger Sub, with ARRIS as the surviving corporation, thereby making New Holding Company, a holding company that then would own ARRIS, the surviving corporation (the “Holding Company Formation”). Immediately following the Holding Company Formation, Seller will contribute all of the outstanding shares of General Instrument Corporation to New Holding Company (the “Contribution”). In connection with the Contribution, Seller will receive approximately $2.2 billion in cash and approximately $150 million in newly issued shares of New Holding Company common stock. As part of the Holding Company Formation, each then outstanding share of ARRIS common stock will become, without any action of shareholders, a share of common stock of New Holding Company. New Holding Company will be renamed ARRIS Group, Inc. Both the cash and equity consideration to be received by Seller are subject to certain adjustments as provided for in the Agreement.

The acquisition will enhance our scale and product breadth in the telecom industry. Notably, the acquisition will bring to ARRIS, Motorola Home’s product scale and scope in video processing and delivery, including a full range of QAM and IP set top box products as well as IP Gateway CPE equipment for data services for telephone service providers. The acquisition will diversify our customer base and expand dramatically our international presence. The acquisition will enhance the depth and scale of our R & D capabilities, particularly in the video arena, and will approximately double our patent portfolio to nearly 2000 patents and patent applications. In addition, via a license, we are provided access to approximately 20,000 Motorola Mobility patents as they relate to the Motorola Home business.

The Transaction is subject to the satisfaction of customary closing conditions, including clearance under the Hart-Scott-Rodino Act (the “HSR Act”). On February 11, 2013, we received a request for additional information and documentary materials (a “Second Request”) from the Department of Justice regarding ARRIS’ proposed acquisition. The information request was issued in conjunction with the DOJ’s review of the transaction under the HSR Act. The effect of the Second Request is to extend the waiting period imposed by the HSR Act until 30 days after each party to the transaction has substantially complied with the Second Request. We intend to respond to the information request as quickly as practicable and continue to work cooperatively with the DOJ in connection with its review. We still expect the Transaction to close in the second quarter of 2013.

Under the Agreement, Seller has agreed to cap our potential liability from certain intellectual property infringement litigation, including certain claims brought by TiVo. Our exposure is limited to 50% of the first $100 million of exposure for past and future harms or $50 million. We also have agreed to pay a termination fee of $117.5 million upon the termination of the Agreement in certain circumstances, including the failure to obtain clearance under the HSR Act.

In connection with and subject to the closing of the Transaction, on January 11, 2013, we entered into an agreement with a subsidiary of Comcast Corporation providing for the purchase of approximately 10.6 million shares of common stock for $150.0 million, subject to the satisfaction of certain closing conditions. The proceeds from the sale will be used to finance a portion of the cash consideration to be paid in the Transaction. As a result of the sale to Comcast, following the closing of the Transaction, Comcast and Google will each own approximately 7.85% of the outstanding ARRIS shares based on ARRIS’ current capitalization plus these two issuances. The share price valuation for the $150 million of shares to be issued to each of the Google, Inc and Comcast Corporation affiliates is exactly the same and was based on the share prices of ARRIS prior to the execution of the Agreement on December 19, 2012.

We entered into a debt financing commitment letter with Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Royal Bank of Canada, pursuant to which these institutions have committed, subject to conditions, to arrange and provide to ARRIS up to $2.175 billion in senior secured credit facilities comprised of two term loan facilities, in the aggregate amount of up to $1.925 billion, and a revolving credit facility of $250 million. The proceeds from the term loan facilities, together with cash on hand, will be used to pay the remaining portion of the cash consideration for the Transaction and for the payment of expenses related to the Transaction. The revolving credit facility will be used for working capital needs and other general corporate purposes.

This Annual Report relates to the current business of ARRIS and does not purport to describe the business that will be created by the Transaction.

Our Strategy

Our long-term business strategy, “Convergence Enabled,” includes the following key elements:

•

Maintain a strong capital structure, mindful of our debt (which is likely to be required to be repaid in 2013), share repurchase opportunities and other capital needs including mergers and acquisitions.

•	Grow our current business into a more complete portfolio including a strong video product suite.

•	Continue to invest in the evolution toward enabling true network convergence onto an all IP platform.

•	Continue to expand our product/service portfolio through internal developments, partnerships and acquisitions.

•	Expand our international business and begin to consider opportunities in operator markets other than cable.

•	Continue to invest in and evolve the ARRIS talent pool to implement these strategies.

To fulfill our strategy, we develop technology, facilitate its implementation, and enable operators to put their subscribers in control of their entertainment, information, and communication needs. Through a set of business solutions that respond to specific market needs, we are integrating our products, software, and services solutions to work with our customers as they address IP telephony deployment, high-speed data deployment, high definition television content expansion, on demand video delivery, multi-screen video, operations management, network integration, and business services opportunities.

Specific aspects of our strategy include:

Providing a Comprehensive Line of Broadband Products.    We offer a full range of high-speed data, voice and video solutions including IP based headend and subscriber premises product, and fiber optic transmission and radio frequency products. These solutions transmit both radio frequency and optical signals in both directions over HFC networks between “the headend and the home.”

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

Expansion via Strategic Acquisitions.    To further our strategy, in 2011 we acquired BigBand Networks, a provider of broadcast video processing systems and dense edge video modulation systems (“QAM”). BigBand Networks is an innovator in video processing; pioneering switched digital video (“SDV”) services enabling operators to reclaim the bandwidth assigned to lightly used video channels and redeploy that bandwidth for more lucrative high-speed data and video services. In 2009, we acquired EG Technologies, a manufacturer of video processing systems for the encoding, transcoding and transrating of IP-based digital video content. We also acquired Digeo, which had a portfolio of video-related technology. These acquisitions strengthened our portfolio of digital video technology and furthered our goal of providing a completely converged solution to our customers. In December 2007, we acquired C-COR Incorporated (“C-COR”), . As a result of these acquisitions, we have substantially increased our scale and critical mass, as well as achieved greater product breadth, enhanced customer diversity and a stronger patent portfolio. As the cable industry has continued to consolidate, supplier scale and product breadth have become increasingly important. We expect our increased product breadth and greater scale to enable us to better serve our customers, thereby giving us an opportunity to increase our sales. The ability to offer end-to-end solutions should enable us to optimize customer relationships and derive greater product pull through. We expect to regularly consider acquisition opportunities that could cost-effectively expand our technology portfolio or strengthen our growth opportunities.

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

•

Subscriber Premises.    Cable drops extend from multi taps to subscribers’ homes and connect to a subscriber’s television set, set-top box, gateways, telephony network interface device or high-speed cable modem.

We provide cable system operators with a broad product offering for the headend, distribution network and subscriber premises. We divide our product offerings into three segments:

Broadband Communications Systems (“BCS”):

•	VoIP and High-Speed Data products

•	CMTS Edge Routers

•	2-Line Residential EMTA

•	Multi-line EMTA for Residential and Commercial Services

•	Wireless Gateway

•	High-speed data Cable Modems

•	Video / IP products

•	CMTS Edge Routers

•	Broadband and Universal EdgeQAM

•	Whole Home Gateways and Media Players

•	Video Processing products

•	Switched Digital Video Systems

•	IPTV Systems

Digital Video Encoders ,Transcoders, Transraters, and Statistical Multiplexers

•	MPEG and IP Video Stream slicing

Access, Transport & Supplies (“ATS”):

•	HFC plant equipment products

•	Headend and Hub products

•	Optical Transmitters

•	Optical Amplifiers

•	Optical Repeaters

•	Optical Nodes

•	Optical Passives

•	Wi-Fi Access Points

•	Radio Frequency over Glass (“RFOG”) Optical Network Units

•	Radio Frequency amplifiers

•	RF Multi-Taps and Line Passives

•	Infrastructure products for fiber optic or coaxial networks built under or above ground

•	Cable and strand

•	Vaults

•	Conduit

•	Drop materials

•	Tools

•	Connectors

•	Test equipment

Media & Communications Systems (“MCS”):

•	Media, Delivery and Monetization Platform

•	Video on Demand Management and Distribution

•	Linear and Advanced Advertising

•	Operations Management Systems

•	Network and Service Assurance

•	Mobile Workforce Management

Broadband Communications Systems

High-Speed Data, Voice over IP, and IP Video over Products

Headend — The heart of a VoIP, IP Video or data headend is a CMTS edge router. A CMTS, along with a call agent, a gateway, and provisioning systems, provides the ability to integrate the Public-Switched Telephone Network (“PSTN”), high-speed data services and IPTV over an HFC network. The CMTS provides many of the same capabilities found in a metro router, with the addition of the cable-specific interface functions to provide IP capability over the HFC network. The CMTS is also responsible for initializing and monitoring all cable modems, DOCSIS® set tops, IP gateways and EMTAs connected to the HFC network. We provide two cable edge router products, the C4®CMTS and the C4c™ CMTS, used in the cable operator’s headend that provide VoIP, Video over IP, DOCSIS® set top gateway signaling, and high-speed data services to residential and business subscribers. The CMTS is a highly complex, reliable, real-time sensitive element of a carrier-grade broadband network, responsible for ensuring the quality of the services provided. Through the acquisition of BigBand Networks we have expanded our platform of headend products to include highly sophisticated switched video and IP video processing equipment that enable highly personalized video applications as well as various addressable advertising solutions.

In late 2012, we announced commercial availability of our next generation edge access architecture, the E6000 Converged Edge Router. The E6000 is ARRIS’ platform to support the cable industry’s Converged Cable Access Platform (“CCAP”) initiatives. Together, the E6000, C4 and C4c provide platforms for IPTV services over the HFC network at any scale.

Subscriber Premises — Subscriber premises equipment includes DOCSIS® certified cable modems for high-speed data applications as well as Euro-DOCSIS® certified versions and PacketCable™ Certified EMTAs for VoIP applications in both DOCSIS® and Euro-DOCSIS® networks. The PacketCable™ solution builds on DOCSIS® and its quality of service enhancements to support lifeline telephony deployed over HFC networks. Our Touchstone® product line provides carrier-grade performance to enable operators to provide all data, telephony and video services on the same network using common equipment.

During 2009, we introduced the first generation of DOCSIS® 3.0 customer premise voice and data modems. We dramatically expanded the portfolio in 2010, further increasing maximum speeds in excess of 300 Mbps, and advanced home networking capabilities to simplify installation and distribution of content throughout the premise. This allows cable operators to compete very favorably against telephone company fiber to the home. In 2011, we introduced a number of new devices which incorporate advanced Wi-Fi capabilities along with embedded routing functionality. In 2012, we introduced a number of new DOCSIS® 3.0 bonded channel Data and Telephony gateways, pushing internet access speeds close to 800 Mbps.

Many homes and small offices are installing wireless networks, and many cable operators see the need to accommodate this trend as either a competitive necessity, or an opportunity to potentially raise average revenue per user with an offering of wireless networking support. To truly capitalize on this opportunity, cable operators are deploying ARRIS Touchstone Data Gateways, allowing them to bring their subscribers high-speed data and whole home/office wireless routing. The wireless router adds tremendous value to both the home and/or small office, and delivers multiple services to the same subscriber.

Video/IP Products

Headend — Digital video streams are bridged onto the HFC network using an edge multiplexer/modulator.

With the BigBand acquisition, we expanded our portfolio of QAM products to now include the Broadband Edge QAM (“BEQ”) platform and the next generation chassis-based Media Services Platform (“MSP”) QAM platform. The MSP is capable of providing multiple applications including edgeqam modulation and multiplexing, video grooming, and stream splicing, with industry-leading density and reliability.

Subscriber Premises — In 2011, we began shipping our advanced whole home media gateways and media players supporting hybrid and full IP architectures. These gateways and players combine simultaneous use of feature-rich video and telephony services, multi-room DVR, Wi-Fi, DOCSIS® 3.0 data rates, and other services. The solution answers the demand for a single service provider offering that accommodates multi-room subscriber access to unicast and multicast content, whether via cable, over-the-top , or the subscriber’s personal media on their home network. In 2012, we began development on video gateways using open architectures such as Comcast’s Reference Design Kit (“RDK”).

Video Processing Products

Headend — We market a line of MPEG digital video encoders and processors under the Encore®, Quartet®, HEMi® and VIPr® brands.

•	Encore is designed to provide very high quality MPEG-2 digital video encoding and multiplexing.

•	Quartet is designed to provide good quality, economical MPEG-2 encoding for regional channel digitization.

•

HEMi provides a means to digitally encode several local analog channels, multiplex them into an existing MPEG stream and modulate the stream for inclusion in a digital service to multiple dwelling units and small headends.

•	The VIPr platform is a multipurpose video processor providing HD-to-SD transcoding, transrating, rate shaping, and up to 4:1 HD channel statistical multiplexing.

All of our video processing products are IP-based and address advanced ditital video services.

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

Access, Transport & Supplies

The traditional HFC network connects a headend to individual residential and or business users through a progression of fiber optic and coaxial cables and a variety of electrical and optical devices that modulate, transmit, receive, and amplify the radio frequency and optical signals as they move over the network. The local HFC network consists of three major components: the headend and hubs, optical nodes, and the radio frequency plant. We offer product lines for all three components. The optics platforms support both coarse wave division multiplexing (“CWDM”) and dense wave division multiplexing (“DWDM”) which provide more capacity per subscriber over existing infrastructures and provide state-of-the-art capacity for new networks.

Headend and Hubs

We offer a broad range of managed and scalable headend and hub equipment for domestic and international applications. The benchmark design of CHP™ 5000 converged headend platform with advanced CWDM, DWDM and ePON technologies that lower the capital costs of delivering more bandwidth per subscriber, while enabling network operators to increase their network capacity for advanced services, such as video on demand, high definition television, high-speed Internet, and voice over Internet Protocol.

Optical Transmission

Optical transport continues to migrate deeper into the networks, closer to the customer driven both by competition and improving economics around optical technologies. We have put specific focus into supporting this migration with the development of advanced, multi-wavelength optical transmitters, optical amplifiers and optical repeaters. These platforms allow the operators to rapidly and significantly multiply the capacity of their existing fiber infrastructures and leverage them closer to the end user. These components are also essential elements of the rapidly evolving passive optical networks (“PON”) such as radio frequency over glass which leverages existing back office and customer premise.

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

Our CORWave I O-Band and CORWave II C-Band downstream optics platforms provide significantly higher physical densities and reduce powering requirements. CORWave platforms support the essential delivery of HD SDV, On Demand and business services on existing MSO fiber networks. These platforms also allow the MSOs to add significant capacity for new services while minimizing infrastructure investments and deployment timeframes. CORWave is an extension of the broadly deployed, field proven CHP CWDM optics that deliver more capacity over longer-link distances on existing fiber.

RFoG Solutions

RFoG solutions utilize a subset of our headend and hub products, optical transmission products and newly available RFoG Optical Network Unit (“ONU”). These solutions allow the MSO to take fiber directly to the side of the customer premises while maintaining existing back office, headend and customer premise solutions. The ARRIS solution is also crafted to be compatible with an optical wave plan that allows it to co-exist in the same fiber infrastructure with traditional HFC and the newer ePON solutions.

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

Our name-brand products are manufactured to our specifications by manufacturing partners. These products include taps, line passives, house passives and premises installation equipment marketed under our Regal® brand name; MONARCH® aerial and underground plant construction products and enclosures; and Digicon® premium F-connectors. Through our product selection, we are able to address substantially all broadband infrastructure applications, including fiber optics, outside plant construction, drop and premises installation, and signal acquisition and distribution.

We also resell products from vendors, which include widely recognized brands to small specialty manufacturers. Through our strategic suppliers, we also supply ancillary products like tools, safety equipment, testing devices and specialty electronics.

Media & Communications Systems

We provide integrated, application-oriented software solutions for video delivery, operations management systems and fixed mobile convergence. Key areas of products and services in this segment include:

•	Video service delivery platform consisting of three key components to enable delivery and monetization of media for operators, programmers and broadcasters:

•

ConvergeMedia Manager: an on demand management system that lets service providers manage all aspects of video on demand – the system, content, and business – from a single, integrated platform that gives real-time control and visibility

•

ConvergeMedia Distribution: optimizes cost performance for robust video delivery over a wide range of customer applications, including movies on demand, subscription video on demand, linear ad insertion, advertising-supported video on demand, and others

•	AdManager Advertising: using ARRIS’ digital program insertion, service providers can reach both digital and analog customers from one, cost-effective platform

•	Operations management systems that include a suite of products allowing customers to ensure high levels of service availability for end-users

•	ServAssure Network and Service Management Software helps service providers monitor and analyze the health and performance of networks and services in real-time

•

WorkAssure Workforce Automation is a comprehensive field service management solution that combines the simplicity and sophistication of browser-based business applications with real-time connectively to the mobile workforce through wireless data connections and mobile computing devices

Sales and Marketing

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

Customers

The vast majority of our sales are to cable system operators worldwide. As the US cable industry continues a trend toward consolidation, the six largest MSOs control approximately 78% of the triple play Revenue Generating Unit (“RGU”) within the US cable market (according to Dataxis third quarter 2012), thereby making our sales to those MSOs critical to our success. Our sales are substantially dependent upon a system operator’s selection of ARRIS’ network equipment, demand for increased broadband services by subscribers, and general capital expenditure levels by system operators. Our two largest customers (including their affiliates, as applicable) are Comcast and Time Warner Cable. From time to time, the affiliates included in our revenues from these customers have changed as a result of mergers and acquisitions. Therefore, the revenue for our customers for prior periods has been adjusted to include, on a comparable basis for all periods presented, the affiliates currently understood to be under common control. Our sales to these customers for the last three years were:

	Years ended December 31,
	2012	2011	2010
	(in thousands)
Comcast and affiliates	$421,772	$286,987	$268,149
% of sales	31.2%	26.4%	24.7%
Time Warner Cable and affiliates	$243,151	$180,740	$192,680
% of sales	18.0%	16.6%	17.7%

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

International Operations

Our international revenue is generated primarily from Asia-Pacific, Canada, Europe and Latin America. The Asia-Pacific market includes Australia, China, Hong Kong, Japan, Korea, Singapore, and Taiwan. The EMEA market includes Austria, Belgium, France, Germany, Great Britain, Hungary, Ireland, Israel, the Netherlands, Norway, Poland, Portugal, Romania, Russia, Spain, Sweden, Switzerland and Turkey . The Americas market includes Argentina, Bahamas, Brazil, Canada, Chile, Colombia, Costa Rica, Ecuador, Honduras, Jamaica, Mexico, Panama, Peru and Puerto Rico. Revenues from international customers were approximately 24.6%, 31.3%, and 35.2% of total revenues for 2012, 2011 and 2010, respectively.

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

•

In our Media and Communications business segment, we have completed the introduction of a full-functioned ConvergeMedia VOD back office and Commercial-Off-The-Shelf (“COTS”) service platform allowing our customers to deliver superior VOD services that are well-matched to their needs for hierarchical storage in nationally inter-connected head-ins. We continue to focus on evolving our advertising solutions to handle increased targeting and applicability to multi-screen in points.

We began the process of integrating the BigBand product development roadmap with our product vision during December 2011 and substantially completed the integration during 2012.

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

Research and development expenses in 2012, 2011 and 2010 were approximately $170.7 million, $146.5 million and $140.5 million, respectively. Research and development expenses as a percent of sales in 2012, 2011 and 2010 were approximately 12.6%, 13.5% and 12.9%, respectively. These costs include allocated common costs associated with information technology and facilities.

Intellectual Property

We have an active patenting program for protecting our innovations. During 2012, we were awarded 55 patents and filed 59 utility patent applications and 10 provisional patent applications. As of January 31, 2013, the patenting program consisted of maintaining our portfolio of approximately 628 issued patents (both U.S. and foreign) and pursuing patent protection on new inventions (currently approximately 352 U.S. and foreign patent applications). In our effort to pursue new patents, we have created a process whereby employees may submit ideas of inventions for review by management. The review process evaluates each submission based on criteria that includes: novelty, potential commercial value of the invention, and detectability of infringement. Patent applications are filed on the inventions that meet the criteria.

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

For technology that is not owned by us, we have a program for obtaining appropriate licenses to ensure that the strongest possible patents support the licensed technology. In addition, we have formed strategic relationships with leading technology companies that will provide us with early access to technology and will help keep us at the forefront of our industry.

We also have a trademark program for protecting and developing trademarks. As of January 31, 2013, ARRIS has 110 registered or pending trademark registrations. Our trademark program includes procedures for the use of current trademarks and for the development of new trademarks. This program is designed to ensure that our employees properly use our registered trademarks and any new trademarks that are expected to develop strong brand loyalty and name recognition. The design of our trademark program is intended to protect our trademarks from dilution or cancellation.

From time to time there are significant disputes with respect to the ownership of the technology used in our industry and patent infringements. See Part I, Item 3, “Legal Proceedings.”

Product Sourcing and Distribution

Our product sourcing strategy for products other than Access and Transport products centers on the use of contract manufacturers to produce our products. Our largest contract manufacturers are Unihan, Sercomm, Plexus Services Corporation, Flextronics and Benchmark Electronics. The facilities operated by these contract manufacturers for the production of our products are located in China, Israel, Mexico and the United States.

We have contracts with each of these manufacturers. We provide these manufacturers with 6-month to 12-month rolling, non-binding forecasts, and we typically have a minimum of 60 days of purchase orders placed with them for products. Purchase orders for delivery within 60 days generally are not cancelable. Purchase orders with delivery past 60 days generally may be cancelled with penalties in accordance with each vendor’s terms. Each contract manufacturer provides a minimum 15-month warranty.

We manufacture a significant portion of our Access and Transport products along with some of our Broadband Communications products in our own manufacturing facility in Tijuana, Mexico. The factory is 83,124 square feet, and, as of December 31, 2012, we employed approximately 345 people. Typical items purchased for the ARRIS manufactured products are fiber optic lasers, optical receivers, radio frequency hybrids, printed circuit boards, die cast aluminum housings, and other electronic components. Although some of the components we use are single sourced, generally there are alternate sources, if needed. We outsource the manufacture and repair of certain assemblies and modules where it is cost effective to do so or where there are advantages with respect to delivery times. Current outsourcing arrangements include European versions of amplifiers, certain power supplies, accessories, optical modules, digital return modules, circuit boards, repair services, and small-lot manufacturing.

We distribute a substantial number of products that are not produced by us in order to provide our customers with a comprehensive product offering. For instance, we distribute hardware and installation products that are distributed through regional distribution centers in California, North Carolina, Canada, Japan, the Netherlands, and through drop shipments from our contract manufacturers.

We obtain key components from numerous third party suppliers. For example, Broadcom provides several DOCSIS® components in our CMTS product line. We also make extensive use of Field Programmable Gate Arrays (“FPGA”) from Altera and Xilinx in our C4® CMTS, C3 CMTS, and D5 Universal Edge QAM. Intel (formerly Texas Instruments) and Broadcom provide components used in some of our customer premises equipment (“CPE”) (i.e., EMTAs and cable modems). Our agreements include technology licensing and component purchases. Several of our competitors have similar agreements for these components. In addition, we license software for operating network and security systems or sub-systems, and a variety of routing protocols from different suppliers.

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

Our backlog at December 31, 2012 was approximately $222.6 million, at December 31, 2011 was approximately $148.5 million, and at December 31, 2010 was approximately $140.4 million. We believe that all of the backlog existing at December 31, 2012 will be shipped in 2013.

Anticipated orders from customers may fail to materialize and delivery schedules may be deferred or cancelled for a number of reasons, including reductions in capital spending by network operators, customer financial difficulties, annual capital spending budget cycles, and construction delays.

Competition

The broadband communication systems industry is dynamic and highly competitive and requires companies to react quickly and capitalize on change. We must retain skilled and experienced personnel, as well as deploy substantial resources to meet the changing demands of the industry and must be nimble to be able to capitalize on change. We compete with national, regional and local manufacturers, distributors and wholesalers including some companies that are larger than we are. Our major competitors include:

•	Aurora Networks;

•	Casa Systems, Inc.;

•	Cisco Systems, Inc.;

•	Commscope, Inc.;

•	Concurrent Computer Corporation;

•	Emcore Corporation;

•	Ericsson (TandbergTV);

•	Google, Inc. (Motorola Mobility, Inc.);

•	Harmonic, Inc.;

•	Hitron Technologies Americas, Inc.;

•	Huawei;

•	Pace Plc;

•	RGB;

•	SeaChange, Inc.;

•	SMC Networks;

•	Technicolor, Inc.;

•	TVC Communications, Inc.;

•	Ubee Interactive, Inc.;

•	Vecima Networks Inc.; and

•	ZTE

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

The consumer demand for more broadband bandwidth is a fundamental driver behind the continued growth in CMTS Edge Routing capacity deployed by cable operators worldwide. The CMTS supplier space is highly competitive with strong industry players such as Cisco and Google, Inc. (Motorola Mobility, Inc.). Both companies approach the market strategically and aggressively compete for share. In the third quarter of 2012, according to Infonetics Research, CMTS and Edge QAM Hardware and Subscribers Quarterly Worldwide and Regional Market Share, Size, and Forecasts, Third Quarter 2012, ARRIS maintained a number two worldwide CMTS share with 30% of revenue. In mid-2012 CableLabs released the Converged Cable Access Platform specification, which establishes open standard for the combining of CMTS, Edge QAM, and EPON OLT functions into one product. Two of our Edge QAM competitors announced in 2012 they will introduce CCAP products with CMTS functionality in the near future. CASA, an existing CMTS competitor, also announced in 2012 they would introduce a CCAP product and sold their first CMTS units to US cable operators.

The ARRIS customer premises business consists of High-Speed Data Modems and Voice over IP enabled modems, EMTAs. ARRIS has been a leader in the EMTA product category since its inception. According to Infonetics, ARRIS was the leading provider of all DOCSIS® CPE products in the third quarter of 2012 with approximately 24.5% worldwide share of shipments. We compete on price, product performance, our telephony experience, and integration capabilities. ARRIS has maintained number one EMTA share since 2005, and had approximately 52% worldwide share in the third quarter of 2012 according to Infonetics Research, Broadband CPE Quarterly Worldwide Market Share and Forecasts for Third Quarter 2012. The video gateway business is new and emerging, but we expect to see competition from many providers including Motorola Mobility, Inc. Cisco, Pace, Technicolor, Tivo and others.

Our content and operations management systems compete with many vendors offering on demand video and digital advertising insertion hardware and software, including Cisco, Concurrent Computer Corporation, Ericsson’s TandbergTV Division, Motorola Mobility, Inc., SeaChange International Inc., as well as vendors offering network management, mobile workforce management, network configuration management, and network capacity management systems in the United States, some of which may currently have greater sales in these areas than we do. In some instances, our customers internally develop their own software for operations support systems. However, we believe that we offer a more integrated solution that gives us a competitive advantage in supporting the requirements of both today’s HFC networks and the emerging all-digital, packet-based networks.

We also compete with companies such as Aurora Networks, Cisco, Harmonic, and Google, Inc. (Motorola Mobility Inc.) for products within the Access, Transport & Supplies group. In recent periods, competition has also increased from aftermarket suppliers, whose primary focus is on the refurbishment of OEM equipment, resulting in additional competition for new sales opportunities. In addition, because of the convergence of the cable, telecommunications and computer industries and rapid technological development, new competitors may enter.

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

Lastly, some of our competitors are larger companies with greater financial resources and product breadth than us. This may enable them to bundle products or be able to market and price products more aggressively than we can.

Employees

As of January 31, 2013, we had 2,175 employees. ARRIS has no employees represented by unions within the United States. We believe that we have maintained a strong relationship with our employees. Our future success depends, in part, on our ability to attract and retain key personnel. Competition for qualified personnel in the cable industry is intense, and the loss of certain key personnel could have a material adverse effect on us. We have entered into employment contracts with our key executive officers and have confidentiality agreements with substantially all of our employees. We also have long-term incentive programs that are intended to provide substantial incentives for our key employees to remain with us.

Item 1A.	Risk Factors

Risks Related to Our Business and Operations and Investments in Our Securities

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

Our performance is dependent on customers’ capital spending for constructing, rebuilding, maintaining or upgrading broadband communications systems. Capital spending in the telecommunications industry is cyclical and can be curtailed or deferred on short notice. A variety of factors affect the amount of capital spending, and, therefore, our sales and profits, including:

•	general economic conditions;

•	customer specific financial or stock market conditions;

•	availability and cost of capital;

•	governmental regulation;

•	demands for network services;

•	competition from other providers of broadband and high-speed services;

•	acceptance of new services offered by our customers; and

•	real or perceived trends or uncertainties in these factors.

Several of our customers have accumulated significant levels of debt. These high debt levels, coupled with the continued turbulence and uncertainty in the capital markets, may impact their access to capital in the future. Even if the financial health of our customers remains intact, these customers may not purchase new equipment at levels we have seen in the past or expect in the future. While there are signs of improvement from the historical housing market disruptions and foreclosures, as well as the material disruptions in the credit markets, that occurred beginning in 2008, we cannot predict the impact if any of the impact of the continued economic uncertainty or of specific customer financial challenges on our customer’s expansion and maintenance expenditures.

The markets in which we operate are intensely competitive, and competitive pressures may adversely affect our results of operations.

The broadband communication systems industry is extremely competitive and dynamic, requiring the companies that compete to react quickly and capitalize on change. This requires us to retain skilled and experienced personnel as well as to deploy substantial resources toward meeting the ever-changing demands of the industry. We compete with national and international manufacturers, distributors and wholesalers including many companies that are larger than we are. Our major competitors include:

•	Aurora Networks;

•	Casa Systems, Inc.:

•	Cisco Systems, Inc.;

•	Commscope, Inc.;

•	Concurrent Computer Corporation;

•	Emcore Corporation;

•	Ericsson (TandbergTV);

•	Google, Inc. (Motorola Mobility, Inc.);

•	Harmonic, Inc.;

•	Hitron Technologies Americas, Inc.;

•	Huawei;

•	Pace Plc;

•	RGB;

•	SeaChange, Inc.;

•	SMC Networks;

•	Technicolor, Inc.;

•	TVC Communications, Inc.;

•	Ubee Interactive, Inc.;

•	Vecima Networks Inc.; and

•	ZTE;

In some instances, notably our software products, our customers themselves may be our competition as they may develop their own software. The rapid technological changes occurring in broadband may lead to the entry of new competitors, including those with substantially greater resources than our own. Because the markets in which we compete are characterized by rapid growth and, in some cases, low barriers to entry, smaller niche market companies and start-up ventures also may become principal competitors in the future. Actions by existing competitors and the entry of new competitors may have an adverse effect on our sales and profitability. The broadband communications industry is further characterized by rapid technological change. In the future, technological advances could lead to the obsolescence of some of our current products, which could have a material adverse effect on our business.

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

Our business is highly concentrated in the cable television portion of the telecommunications industry, which is significantly impacted by technological change and open architecture solutions.

The cable television industry has gone through dramatic technological change resulting in MSOs rapidly migrating their business from a one-way television service to a two-way communications network enabling multiple services, such as high-speed Internet access, residential telephony services, business telephony services and Internet access, video on demand and advertising services. New services that are, or may be offered by MSOs and other service providers, such as home security, power monitoring and control, high definition television, 3-D television, and a host of other new home services also are based on and will be characterized by rapidly evolving technology. The development of increasing transmission speed, density and bandwidth for Internet traffic has also enabled the provision of high quality, feature length video over the Internet. This so called over-the-top IP video service enables content providers such as Netflix, Hulu, CBS and portals like Google to provide video services on-demand, by-passing traditional video service providers. As these service providers enhance their quality and scalability, MSOs are moving to match them and provide even more competitive services over their existing networks, as well as over-the-top for delivery not only to televisions but to the computers, tablets, and telephones in order to remain competitive. Our business is dependent on our ability to develop the products that enable current and new customers to exploit these rapid technological changes. We believe the growth of over-the-top video represents a shift in the traditional video delivery paradigm, and we cannot predict the effect it will have on our business.

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

Our two largest customers (including their affiliates, as applicable) are Comcast and Time Warner Cable. For the year ended December 31, 2012, sales to Comcast accounted for approximately 31.2% and sales to Time Warner Cable accounted for approximately 18.0% of our total revenue. The loss of either of these customers, or one of our other large customers, or a significant reduction in the products or services provided to any of them would have a material adverse impact on our business. For each of these customers, we also are one of their largest suppliers. As a result, if from time-to-time customers elect to purchase products from our competitors in order to diversify their supplier base and to dual-source key products or to curtail purchasing due to budgetary or market conditions, such decisions could have material consequences to our business. In addition, because of the magnitude of our sales to these customers the terms and timing of our sales are heavily negotiated, and even minor changes can have a significant impact upon our business.

We may face higher costs associated with protecting our intellectual property or obtaining access necessary to intellectual property of others.

Our future success depends in part upon our proprietary technology, product development, technological expertise and distribution channels. We cannot predict whether we can protect our technology or whether competitors can develop similar technology independently. We have received, directly or indirectly, and expect to continue to receive, from third parties, including some of our competitors, notices claiming that we, or our customers using our products, have infringed upon third-party patents or other proprietary rights. We are a defendant in several proceedings (and other proceedings have been threatened) in which our customers were sued for patent infringement and sued, or made claims against, us and other suppliers for indemnification, and we may become involved in similar litigation involving these and other customers in the future, including as a result of our pro-

posed acquisition of the Motorola Home business. In connection with the acquisition of the Motorola Home business, we have also agreed to indemnify Google for up to $50 million in losses related to certain ongoing claims involving Motorola Home that we are not assuming as part of the transaction. These claims, regardless of their merit, result in costly litigation, divert the time, attention and resources of our management, delay our product shipments, and, in some cases, require us to enter into royalty or licensing agreements. If a claim of product infringement against us is successful and we fail to obtain a license or develop non-infringing technology, our business and operating results could be materially and adversely affected. In addition, the payment of any damages or any necessary licensing fees or indemnification costs associated with a patent infringement claim could be material and could also materially adversely affect our operating results. See Part I, Item 3, “Legal Proceedings.”

We have substantial goodwill and amortizable intangible assets.

Our financial statements reflect substantial goodwill and intangible assets, approximately $194.1 million and $94.5 million, respectively, as of December 31, 2012, that were recognized in connection with the acquisitions that we have made. We annually (and more frequently if changes in circumstances indicate that the asset may be impaired) review the carrying amount of our goodwill in order to determine whether it has been impaired for accounting purposes. In general, if the fair value of the corresponding reporting unit’s goodwill is less that the carrying value of the goodwill, we record an impairment. The determination of fair value is dependent upon a number of factors, including assumptions about future cash flows and growth rates that are based on our current and long-term business plans. With respect to the amortizable intangible assets, we test recoverability when events or changes in circumstances indicate that their carrying amounts may not be recoverable. Examples of such circumstances include, but are not limited to, operating or cash flow losses from the use of such assets or changes in our intended uses of such assets. If we determine that an asset or asset group is not recoverable, then we would record an impairment charge if the carrying value of the asset or asset group exceeds its fair value. Fair value is based on estimated discounted future cash flows expected to be generated by the asset or asset group. The assumptions underlying cash flow projections would represent management’s best estimates at the time of the impairment review.

We recorded a non-cash goodwill impairment charge of $41.2 million and a non-cash intangible asset impairment charge of $47.4 million relating to our MCS reporting unit during the fourth quarter of 2011. No goodwill or intangible asset impairments were recorded in 2010 or 2012. As the ongoing expected cash flows and carrying amounts of our remaining goodwill and intangible assets are assessed, changes in the economic conditions, changes to our business strategy, changes in operating performance or other indicators of impairment could cause us to realize additional impairment charges in the future. For additional information, see the discussion under Critical Accounting Policies in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

A portion of our research and development operations and a portion of our contract manufacturing occurs in Israel. As of January 31, 2013, we had approximately 115 full-time employees located in Israel. We also have customer service, marketing and general and administrative employees at our facility. Accordingly, we are directly influenced by the political, economic and military conditions affecting Israel, and any major hostilities there involving Israel or the interruption or curtailment of trade between Israel and its trading partners could significantly harm our business. In addition, in the past, Israel and companies doing business with Israel have been the subject of an economic boycott. Israel has also been and is subject to civil unrest and terrorist activity, with varying levels of severity, for the last decade. Security and political conditions may have an adverse impact on our business in the future. Hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could adversely affect our operations and make it more difficult for us to retain or recruit qualified personnel in Israel.

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

We receive, process, store and transmit, often electronically, the confidential data of our clients and others. Unauthorized access to our computer systems or stored data could result in the theft or improper disclosure of confidential information, the deletion or modification of records or could cause interruptions in our operations. These cyber-security risks increase when we transmit information from one location to another, including transmissions over the Internet or other electronic networks. Despite implemented security measures, our facilities, systems and procedures, and those of our third-party service providers, may be vulnerable to security breaches, acts of vandalism, software viruses, misplaced or lost data, programming and/or human errors or other similar events which may disrupt our delivery of services or expose the confidential information of our clients and others. Any security breach involving the misappropriation, loss or other unauthorized disclosure or use of confidential information of our clients or others, whether by us or a third party, could (i) subject us to civil and criminal penalties, (ii) have a negative impact on our reputation, or (iii) expose us to liability to our clients, third parties or government authorities. Any of these developments could have a material adverse effect on our business, results of operations and financial condition. We have not experienced any such incidents that have material consequences to date.

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

Risks Related to Our Proposed Acquisition of the Motorola Home Business

The acquisition may not be completed, which could adversely affect our business operations and stock price.

Completion of the acquisition of the Motorola Home business is subject to a number of customary closing conditions, including receipt of necessary antitrust clearances, which may not be satisfied or waived. If we are unable to complete the acquisition, we would be subject to a number of risks, including the following:

•	we would not realize the anticipated benefits of the acquisition, including, among other things, enhancing our product offerings and broadening our customer base;

•	the attention of our management may have been diverted to the transaction rather than to our operations and the pursuit of other opportunities that could have been beneficial to us;

•	the potential loss of key personnel during the pendency of the acquisition as employees may experience uncertainty about their future roles with the company;
•

we will have been subject to certain restrictions on the conduct of our business, which may prevent us from making certain acquisitions or dispositions or pursuing certain business opportunities while the acquisition is pending; and

•	the trading price of our common stock may decline to the extent that the current market price reflects a market assumption that the acquisition will be completed.

We are required to pay a termination fee of $117.5 million if we terminate the acquisition under certain circumstances specified in the Acquisition Agreement.

The occurrence of any of these events individually or in the aggregate could have a material adverse effect on our results of operations or the trading price of our common stock.

The acquisition is subject to clearance from governmental antitrust authorities that could delay or prevent the completion of the acquisition or impose conditions that could have a material adverse effect on us or that could cause abandonment of the acquisition.

To complete the acquisition, we and Google Inc. need to obtain receive clearance from U.S. and certain foreign antitrust regulatory authorities. While we believe that we will receive the required clearances for the acquisition, there can be no assurance as to the receipt or timing of receipt of these clearances. If such clearances are received, they may impose terms (i) that do not satisfy the conditions set forth in the Acquisition Agreement, which could permit us or Google Inc. to terminate the Acquisition Agreement or (ii) that could reasonably be expected to have a detrimental impact on us following completion of the acquisition. If we or Google Inc. termi-

nate the Acquisition Agreement in certain circumstances related to the failure to obtain necessary antitrust clearances, we will be required to pay Google Inc. a termination fee of $117.5 million. A substantial delay in obtaining the required clearances or the imposition of unfavorable terms, conditions or restrictions contained in such clearances could prevent the completion of the acquisition or have an adverse effect on the anticipated benefits of the acquisition, thereby impacting our business, financial condition or results of operations. Even after the statutory antitrust law waiting period has expired, governmental authorities could seek to block or challenge the acquisition as they deem necessary or desirable in the public interest.

We are subject to contractual restrictions in the Acquisition Agreement that may hinder operations pending the acquisition.

The Acquisition Agreement restricts each company, without the other’s consent, from making certain acquisitions and taking other specified actions until the acquisition occurs or the Acquisition Agreement is terminated. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our business prior to completion of the acquisition or termination of the Acquisition Agreement.

We will be subject to various uncertainties while the acquisition is pending that may cause disruption and may make it more difficult to maintain relationships with employees, suppliers, or customers.

Uncertainty about the effect of the acquisition on employees, suppliers and customers may have an adverse effect on us. Although are taking steps designed to reduce any adverse effects, these uncertainties may impair our abilities to attract, retain and motivate key personnel until the acquisition is completed and for a period of time thereafter, and could cause customers, suppliers and others that deal with us to seek to change or terminate existing business relationships with us or not enter into new relationships or transactions.

Employee retention and recruitment may be particularly challenging prior to the completion of the acquisition, as employees and prospective employees may experience uncertainty about their future roles with the company following the acquisition. If, despite our retention and recruiting efforts, key employees depart or fail to continue employment with us because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company, our financial results could be adversely affected. Furthermore, our operational and financial performance following the acquisition could be adversely affected if we are unable to retain key employees and skilled workers. The loss of the services of key employees and skilled workers and their experience and knowledge regarding our business could adversely affect our future operating results and the successful ongoing operation of our businesses.

The acquisition may not be accretive to our earnings and may cause dilution to our earnings per share, which may negatively affect the market price of our common stock.

We currently anticipate that the acquisition will be accretive to our earnings per share in the first full year following the completion of the acquisition and thereafter. This expectation is based on preliminary estimates which may materially change. We may encounter additional transaction and integration-related costs, may fail to realize all of the benefits anticipated in the acquisition or be subject to other factors that affect preliminary estimates. Any of these factors could cause delay or significantly reduce the expected accretive effect of the acquisition and contribute to a decrease in the price of our common shares.

If the transaction is completed, the anticipated benefits from acquiring the Motorola Home business may not be realized.

We entered into the Acquisition Agreement with the expectation that the transaction would result in various benefits, including, among other things, enhancing our current and future product offerings, strengthening our ability to capitalize on and manage changing industry trends and broadening our customer base.

Although we expect to achieve the anticipated benefits of the acquisition, achieving them is subject to a number of uncertainties, including:

•

whether United States federal and foreign antitrust authorities, whose clearance is required to complete the acquisition, impose conditions on the acquisition, which may have an adverse effect on us, including our ability to achieve the anticipated benefits of the acquisition;

•	our ability to combine the Motorola Home operations with our current operations or take advantage of expected growth opportunities;

•	general market and economic conditions;

•	general competitive factors in the industry and marketplace; and

•	higher than expected costs required to achieve the anticipated benefits of the acquisition.

No assurance can be given that these benefits will be achieved or, if achieved, the timing of their achievement. Failure to achieve these anticipated benefits could result in increased costs and decreases in the amount of expected revenues or net income following the acquisition.

The integration of the Motorola Home business following the acquisition will present significant challenges that may result in a decline in the anticipated potential benefits of the acquisition.

The acquisition involves the combination of two companies that previously operated independently. The difficulties of combining Motorola Home’s operations with ours include:

•	combining the best practices of two companies, including research and development and sales functions;

•	the necessity of coordinating geographically separated organizations, systems and facilities;

•	integrating personnel with diverse business backgrounds and organizational cultures;

•	reducing the costs associated with each company’s operations; and

•	preserving important relationships of both ARRIS and Motorola Home and resolving potential conflicts that may arise.

The process of combining operations could cause an interruption of, or loss of momentum in, our business and the possible loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with the acquisition and the integration of the two companies’ operations could have an adverse effect on the business, results of operations, financial condition or prospects of the combined company after the acquisition.

We will incur significant transaction-related costs in connection with the acquisition and our related holding company formation.

We expect to incur costs associated with forming a holding company and combining the operations of Motorola Home with ours, as well as transaction fees and other costs related to the acquisition. We are in the early stages of assessing the magnitude of these costs and additional unanticipated costs may be incurred in the integration of the businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction- related costs over time, any net benefit may not be achieved in the near term, or at all.

Current shareholders will have a reduced ownership and voting interest after the acquisition.

In connection with the acquisition and the related financing, we expect to issue up to approximately 21.2 million shares of common stock. As a result, our current shareholders are expected to hold approximately 84% of the total shares of our common stock outstanding immediately following the completion of the transaction. If the acquisition occurs, each of our shareholders will become a shareholder of the new holding company with a percentage ownership, following the acquisition, that is smaller than the shareholder’s current percentage ownership. As a result of these reduced ownership percentages, our shareholders will have less influence on the management and policies of the combined company than they now have with respect to us.

We will record goodwill that could become impaired and adversely affect our future operating results.

We will account for the transaction as an acquisition in accordance with GAAP. Under the acquisition method of accounting, the Motorola Home assets and liabilities will be recognized and measured, as of the acquisition date, at their respective fair values and included in our consolidated results of operation. Under the acquisition method of accounting, the total consideration transferred will be assigned to the Motorola Home tangible assets and liabilities and identifiable intangible assets acquired based on their fair values as of the acquisition date. The excess of the consideration transferred over those fair values will be recorded as goodwill. We expect that the acquisition will result in the creation of additional goodwill. To the extent the value of goodwill or intangibles becomes impaired, we may be required to incur material charges relating to such impairment. Such a potential impairment charge could have a material impact on our future operating results.

Our indebtedness following the acquisition will be significantly higher than our existing indebtedness, which could limit our operations and opportunities, make it more difficult for us to pay or refinance our debts and may cause us to issue additional equity in the future, which would increase the dilution of our shareholders or reduce earnings.

As of December 31, 2012, we had approximately $232 million in total indebtedness. In connection with the acquisition, we will incur approximately $1.925 billion of additional debt to pay the acquisition consideration and transactions expenses. In addition, we expect to obtain a $250 million revolving line of credit to support our working capital needs following the acquisition. Our debt service obligations with respect to this increased indebtedness could have an adverse impact on our earnings and cash flows for as long as the indebtedness is outstanding.

This increased indebtedness could also have important consequences to shareholders. For example, it could:

•

make it more difficult for us to pay or refinance our debts as they become due during adverse economic and industry conditions because any decrease in revenues could cause us to not have sufficient cash flows from operations to make our scheduled debt payments;

•

limit our flexibility to pursue other strategic opportunities or react to changes in our business and the industry in which we operate and, consequently, place us at a competitive disadvantage to competitors with less debt;

•

require a substantial portion of our cash flows from operations to be used for debt service payments, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes; and

•	result in higher interest expense in the event of increases in interest rates since some of our debt will continue to be at variable rates.

Based upon current levels of operations, we expect to be able to generate sufficient cash on a consolidated basis to make all of the principal and interest payments when such payments are due under our existing and anticipated credit agreements, indentures and other instruments governing our indebtedness; but there can be no assurance that we will be able to repay or refinance such borrowings and obligations.

We may consider it appropriate to reduce the amount of indebtedness outstanding following the acquisition. This may be accomplished in several ways, including issuing additional shares of common stock or securities convertible into shares of common stock, reducing discretionary uses of cash or a combination of these and other measures. Issuances of additional shares of common stock or securities convertible into shares of common stock would have the effect of diluting the ownership percentage that shareholders will hold in the company and might reduce our reported earnings per share.

As a holding company, we will be dependent on the operations and funds of our subsidiaries.

After the completion of the reorganization, ARRIS will be a holding company with no business operations of its own. ARRIS’ only significant assets will be the outstanding common stock and membership interests in its subsidiaries, including those acquired with the Motorola Home business. As a result, we will rely on payments from our subsidiaries to meet our obligations.

We currently expect that a significant portion of the cash flows of our subsidiaries upon the completion of the reorganization, will be retained and used by then in their operations, including to service any debt obligations. Additionally, in the future, subsidiaries may be restricted in their ability to pay cash dividends or to make other distributions to the new holding company, which may limit the payment of cash dividends or other distributions, if any, to the holders of our common stock. Future credit facilities and other debt obligations of the holding company, as well as statutory provisions, may limit the ability of the holding company and its subsidiaries to pay dividends.

Item 1B.	Unresolved Staff Comments

As of December 31, 2012, there were no unresolved comments.

Item 2.	Properties

We currently conduct our operations from 25 different locations; 2 of which we own, while the remaining 23 are leased. These facilities consist of sales and administrative offices, manufacturing and warehouses totaling over 1.1 million square feet. Our long-term leases expire at various dates through 2023. We believe that our current properties are adequate for our operations.

A summary of our principal leased properties (those exceeding 10,000 sq. ft.) that are currently in use is as follows:

Location	Description	Area (sq. ft.)	Lease Expiration	Segment
Suwanee, Georgia	Office space	129,403	April 14, 2020	All
Westborough, Massachusetts	Office	87,319	June 30, 2017	(1) & (3)
Tijuana, Mexico	Manufacturing	83,124	July 31, 2016	(1) & (2)
Wallingford, Connecticut	Office space	82,155	December 31, 2014	(2)
Lisle, Illinois	Office space	63,922	October 31, 2018	(1)
Beaverton, Oregon	Office space/Manufacturing	60,389	September 16, 2016	(1) & (3)
Ontario, California	Warehouse	59,269	March 31, 2014	All
Tel Aviv, Israel	Office/Warehouse space	55,391	July 31, 2015	(1)
Kirkland, Washington	Office space	37,413	August 31, 2018	(1)
Englewood, Colorado	Office space	32,240	March 31, 2016	All
Shenzhen, China	Office space	29,078	December 5, 2015	All
Ontario, California	Warehouse	17,400	June 30, 2013	All
Redwood City, California	Office	15,736	December 31, 2014	(1)
Cork, Ireland	Office space	11,135	October 28, 2020	(1)

We own the following properties:

Location	Description	Area (sq. ft.)	Segment
Cary, North Carolina	Warehouse	151,500	All
State College, Pennsylvania	Office space	133,000	(2)

Segment:

(1)	Broadband Communications Systems

(2)	Access, Transport & Supplies

(3)	Media & Communications Systems

All All segments

Item 3.	Legal Proceedings

We accrue a liability for legal contingencies when we believe that it is both probable that a liability has been incurred and we can reasonably estimate the amount of the loss. ARRIS reviews these accruals and adjusts them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel and other relevant information. To the extent new information is obtained and our views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in our accrued liabilities would be recorded in the period in which such determinations are made. Unless noted otherwise, for the matters referenced below, the liability is not probable or the amount cannot be reasonably estimated, and therefore, accruals have not been made.

Due to the nature of our business, it is subject to patent infringement claims, including current suits against us or one or more of our wholly-owned subsidiaries or one or more of our customers who may seek indemnification from us. We believe that we have meritorious defenses to the allegation made in the pending cases and intend to vigorously defend these lawsuits; however, we are unable currently to determine the ultimate outcome of these or similar matters. In addition, we are a defendant in various litigation matters generally arising out of the normal course of business. Except as described below, ARRIS is not party to any proceedings that are, or reasonably are expected to be, material to its business, results of operations or financial condition. However, since it is difficult to predict the outcome of these matters, it is possible that the ultimate outcomes could materially and adversely affect our business, financial position, results of operations or cash flows.

British Telecom v. Cox and Cable One; Comcast v. British Telecom.     C.A. Nos. 10-658 (SLR); 11-843 (SLR), U.S. District Court, District of Delaware. On August 5, 2010 BT sued Cox and Cable One alleging infringement of four BT U.S. patents, nos. 5,142,532, 5,526,350, 6,538,989 and 6,665,264, and subsequently amended the complaint to include four additional U.S. patents, nos. 5,790,643, 5,923,247, 6,205,216 and 6,473,742. Cox and Cable One have asked ARRIS (and other suppliers) to indemnify them. Comcast has also requested indemnification for similar litigation with British Telecom over the same patents, and has filed a separate suit against BT for infringement of unrelated patents. It is premature to assess the likelihood of a favorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify Comcast, Cable One and Cox, pay royalties and/or cease utilizing certain technology.

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

In July 2009, ARRIS filed a motion for contempt, seeking to enforce the permanent injunction and an award of sanctions for SeaChange’s continued sales of the video-on-demand products and software. In August 2009, in response to ARRIS’ motion for contempt, SeaChange filed a declaratory- judgment suit seeking an order that its video-on-demand products and software do not infringe U.S. patent no. 5,805,804. In June 2010, the District Court stayed SeaChange’s declaratory-judgment suit in favor of proceeding with ARRIS’ motion for contempt. In October 2012, the court denied ARRIS’ motion for a finding of contempt. ARRIS has filed an appeal of the denial of the contempt motion and expects to have an oral hearing during the Summer 2013.

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

Sprint v. Time Warner Cable and Comcast     C.A. 11-cv-2684, District of Kansas. On December 19, 2011, Sprint filed suit against Time Warner Cable (TWC) and Comcast alleging infringement of 12 patents alleged to cover various voice over internet protocol technologies. Comcast countersuded, to which Sprint responded with several infringement allegations of more patents. The complaint requests unspecified damages for past infringement and injunction against future infringement. To date, no evidence of damages has been introduced. It is premature to assess the likelihood of a favorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify TWC and/or Comcast, pay royalties and/or cease utilizing certain technology.

Williamson (At Home) v. Verizon and AT&T     C.A. 11-cv-04948, Southern District of New York. On July 19, 2011, Williamson filed suit against Verizon and AT&T on behalf of the At Home bankruptcy estate alleging infringement of four patents alleged to cover regionalized multicasting services. The complaint requests unspecified damages for past infringement and injunction against future infringement. To date, no evidence of damages has been introduced. The case has been split in that the companies will have separate trials and AT&T may be moved to the Northern District of Texas at an appropriate time. It is premature to assess the likelihood of a favorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify AT&T and Verizon, pay royalties and/or cease utilizing certain technology.

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

AIP v. MSOs     C.A. 12-cv-01690 et al., District of Delaware. On December 11, 2012, AIP filed several suits against service providers alleging infringement of four U.S. Patents. The complaint requests unspecified damages for infringement and injunction against future infringement. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of a favorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify one or more of the MSOs, pay royalties and/or cease utilizing certain technology.

Telecommunications Research Laboratories (dba TR Labs) v. Cablevision     C.A. 12-cv-06830, District of New Jersey. On November 2, 2012, TR Labs filed suit against Cablevision alleging infringement of seven U.S. Patents relating to network architecture. The complaint requests unspecified damages for infringement and injunction against future infringement. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of a favorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify Cablevision, pay royalties and/or cease utilizing certain technology.

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

Item 4.	Mine Safety Disclosures

Not Applicable

Item 4A.	Executive Officers and Board Committees

Executive Officers of the Company

The following table sets forth the name, age as of February 27, 2013, and position of our executive officers.

Name	Age	Position
Robert J. Stanzione	65	Chief Executive Officer, Chairman of the Board
Lawrence A. Margolis	65	Executive Vice President, Strategic Planning, Legal, Administration and Secretary
David B. Potts	55	Executive Vice President, Chief Financial Officer
John O. Caezza	55	President, Access, Transport & Supplies
Ronald M. Coppock	58	President, Worldwide Sales & Marketing
Bryant K. Isaacs	53	President, Media & Communications Systems
Bruce W. McClelland	46	Group President
Marc S. Geraci	59	Senior Vice President, Treasurer

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

Lawrence A. Margolis has been Executive Vice President, Strategic Planning , Legal and Administration since 2004 and has served as the Secretary of ARRIS since 1992. Mr. Margolis was the Chief Financial Officer from 1992 to 2004. Prior to joining ARRIS, Mr. Margolis was Vice President, General Counsel and Secretary of Anixter, Inc., a global communications products distribution company, from 1986 to 1992 and General Counsel and Secretary of Anixter from 1984 to 1986. Prior to 1984, he was a partner at the law firm of Schiff Hardin & Waite.

David B. Potts has been the Chief Financial Officer since 2004. Prior to being named Chief Financial Officer in 2004, Mr. Potts was the Senior Vice President of Finance. Before joining ARRIS, he was Chief Financial Officer of Arris Interactive L.L.C. from 1995 to 2001. From 1984 to 1995, Mr. Potts held various executive management positions with Nortel Networks including Vice President and Chief Financial Officer of Bell Northern Research in Ottawa and Vice President of Mergers and Acquisitions in Toronto. Prior to Nortel Networks, Mr. Potts was with Touche Ross in Toronto. Mr. Potts is a member of the Institute of Chartered Accountants in Canada.

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

Board Committees

Our Board of Directors has three permanent committees: Audit, Compensation, and Nominating & Corporate Governance. The charters for all three committees are located on our website at www.arrisi.com. The Board believes that each of its members, with the exception of Mr. Stanzione, is independent, as defined by the SEC and NASDAQ rules. The Board has identified Harry Bosco as the lead independent director as defined by the SEC. Additionally, the Board has identified Matthew Kearney as an audit committee financial expert.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

ARRIS’ common stock is traded on the NASDAQ Global Select Market under the symbol “ARRS.” The following table reports the high and low trading prices per share of our common stock as listed on the NASDAQ Global Market System:

	High	Low
2011 First Quarter	$14.49	$11.31
Second Quarter	13.06	10.37
Third Quarter	12.59	9.60
Fourth Quarter	12.75	9.81

2012 First Quarter	$12.69	$10.46
Second Quarter	13.98	10.89
Third Quarter	14.20	11.80
Fourth Quarter	15.90	12.40

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

As of January 31, 2013, there were approximately 483 record holders of our common stock. This number excludes shareholders holding stock under nominee or street name accounts with brokers or banks.

Issuer Purchases of Equity Securities

The table below sets forth the purchases of ARRIS common stock for the quarter ended December 31, 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
October 2012	5,847	$12.72	—	19,630
November 2012	3,856	$13.58	—	19,630
December 2012	76,896	$14.72	—	19,630

(1)	Includes approximately 86,599 shares repurchased to satisfy tax withholding obligations that arose on the vesting of shares of restricted stock and restricted stock units.

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

In May 2011, the Company’s Board of Directors authorized a plan for the Company to purchase up to $150 million of the Company’s common stock. During the fiscal year 2011, ARRIS repurchased and retired approximately 10.0 million shares of its common stock at an average price of $10.95 per share for an aggregate consideration of approximately $109.1 million.

During the fiscal year 2012, we repurchased 4.5 million shares of our common stock for $51.9 million at an average stock price of $11.55. The remaining authorized amount for stock repurchases under this program was $19.6 million as of December 31, 2012, and will expire when we have used all authorized funds for repurchase.

In late 2012, the Company’s Board of Directors authorized a new plan for ARRIS to purchase up to an additional $150 million of common stock. No repurchases have been made under this plan. Unless terminated earlier by a Board resolution, this new plan will expire when ARRIS has used all authorized funds for repurchase.

Stock Performance Graph

Below is a graph comparing total stockholder return on the Company’s stock from December 31, 2007 through December 31, 2012, with the Standard & Poor’s 500 and the Index of NASDAQ U.S. Stocks of entities in the industry of electronics and electrical equipment and components, exclusive of computer equipment (SIC 3600-3699), prepared by the Research Data Group, Inc.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among ARRIS Group Inc., the S&P 500 Index, and SIC Codes 3600 - 3699

*$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/07	12/08	12/09	12/10	12/11	12/12
ARRIS Group Inc.	100.00	79.66	114.53	112.42	108.42	149.70
S&P 500	100.00	63.00	79.67	91.67	93.61	108.59
SIC Codes 3600—3699	100.00	55.25	84.76	93.94	85.89	91.46
Copyright© 2013 Standard & Poor’s, a division of The McGraw-Hill Companies Inc. All rights reserved. (www.researchdatagroup.com/S&P.htm)

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

The selected consolidated financial data as of December 31, 2012 and 2011 and for each of the three years in the period ended December 31, 2012 set forth below are derived from the accompanying audited consolidated financial statements of ARRIS, and should be read in conjunction with such statements and related notes thereto. The selected consolidated financial data as of December 31, 2010, 2009, and 2008 and for the years ended December 31, 2009 and 2008 is derived from audited consolidated financial statements that have not been included in this filing. The historical consolidated financial information is not necessarily indicative of the results of future operations and should be read in conjunction with ARRIS’ historical consolidated financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document. See Note 22 of the Notes to the Consolidated Financial Statements for a summary of our quarterly consolidated financial information for 2012 and 2011 (in thousands, except per share data).

	2012	2011	2010	2009	2008
Consolidated Operating Data:
Net sales	$1,353,663	$1,088,685	$1,087,506	$1,107,806	$1,144,565
Cost of sales	891,086	678,172	663,417	645,043	751,436

Gross margin	462,577	410,513	424,089	462,763	393,129
Selling, general, and administrative expenses	167,208	151,960	137,694	148,403	143,997
Research and development expenses	170,706	146,519	140,468	124,550	112,542
Loss on sale of product line	337	—	—	—	—
Impairment of goodwill & intangibles	—	88,633	—	—	209,297
Amortization of intangible assets	30,294	33,649	35,957	37,361	44,195
Restructuring charges	6,761	4,360	65	3,702	1,211

Operating income (loss)	87,271	(14,608)	109,905	148,747	(118,113)
Interest expense	17,797	16,939	17,965	17,670	17,123
Loss (gain) on debt retirement	—	19	(373)	(4,152)	—
Interest income	(3,242)	(3,154)	(1,997)	(1,409)	(7,224)
Other expense (income), net	(176)	(1,471)	94	2,731	(1,465)
Loss (gain) on investments and notes receivable	(1,404)	1,570	(414)	(711)	717

Income (loss) before income taxes	74,296	(28,511)	94,630	134,618	(127,264)
Income tax expense (benefit)	20,837	(10,849)	30,502	43,849	2,375

Net income (loss)	$53,459	$(17,662)	$64,128	$90,769	$(129,639)

Net income (loss) per common share:
Basic	$0.47	$(0.15)	$0.51	$0.73	$(1.04)
Diluted	$0. 46	$(0.15)	$0.50	$0.71	$(1.04)
Selected Balance Sheet Data:
Total assets	$1,405,894	$1,360,810	$1,424,087	$1,475,616	$1,350,321
Long-term obligations	$74,785	$286,749	$282,087	$295,696	$297,238

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Within the past several years, the rise of wideband data services and improvements in server technology has enabled a new competitive threat. So called Over-the-Top (“OTT”) entertainment, sports, and news video services such as those offered by Netflix, Hulu, NBC, ABC, CBS, FOX, ESPN and other content providers, now provide delivery of video programming directly to consumers via the Internet bypassing the traditional service provider Pay TV service and the attendant subscription and advertising revenue it generates for the service providers. In addition, Google and other Internet portals have made acquisitions and developed methods to provide advertising-supported video content which is linked directly to advertising buyers, increasing advertising effectiveness and reducing cost per impression. With the advent of these new OTT services, simple standalone devices which enable the viewing of OTT video on any television in the home have appeared on the retail shelves, thus moving the Internet viewing experience from the PC in the den to the big screen TV in the living room. Recently consumer electronics manufacturers have begun to incorporate the network interfaces directly into their television sets and other entertainment devices. Further, there is a growing demand to be able to view video on multiple screens, for example tablets and PDAs.

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

Industry Conditions

Competition Between Cable Operators and Telephone Companies Continues. Telephone companies are aggressively offering high-speed data services and are making progress in offering video services to the residential market. Counterbalancing these offerings, cable companies are providing IP-based telephone service and DOCSIS 3.0-based ultra high-speed data service.

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

Macroeconomic Factors Have and May Continue to Affect our Industry. The recent economic downturn continues to affect the global economy and the capital investment strategy of our customers. New household formations are just beginning to increase in 2013. This subdued climate is expected to result in low capital expenditure growth rates in 2013 and the foreseeable future.

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

Growing Demand for Bundled Services—Video, Voice, and Data. In response to increased competition from telecommunication service providers and direct broadcast satellite operators, cable operators have not only upgraded their networks to cost effectively support and deliver enhanced video, voice, and data, but continue to invest significantly to offer a “triple play” bundle of these services. The ability to cost-effectively provide personalized, bundled services helps cable operators reduce subscriber turnover and increase revenue per subscriber. As a result, the focus on such services is driving cable operators to continue to invest in network infrastructure, content management, digital advertising insertion, and back office automation tools.

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

Cable Operators have Developed Strategies to Offer Business Services. Cable operators are leveraging their investment in existing fiber and coax networks by expanding beyond traditional residential customers to offer voice, video, and data services to commercial (small and medium size businesses), education, healthcare, and government clients. Using their experience in delivering data, cable operators can bundle both voice and data for commercial subscribers and effectively compete with the telephone companies who have typically focused on large enterprises. Business services are just one of several market segments where cable and telephone companies are trying to penetrate each other’s markets.

Consolidation of Vendors Has Occurred and May Continue. In February 2006, Cisco Systems, Inc. acquired Scientific-Atlanta, Inc. Both Cisco and Scientific-Atlanta are key competitors of ARRIS. In February 2007, Ericsson purchased Tandberg Television. In July 2007, Motorola acquired Terayon Communication Systems. In December 2007, ARRIS acquired C-COR. In 2009, ARRIS acquired Digeo and EGT. In November 2011, ARRIS acquired BigBand Networks. In May 2012, Google acquired Motorola Mobility. In December 2012, ARRIS announced its intention to purchase Motorola Home. It is also possible that other competitor consolidations may occur which could have an impact on future sales and profitability.

The impact of the above trends is difficult to predict and quantify, but generally:

•

The pace of new service introduction will continue to increase as will the variety of connected consumer devices. This change will increase the consumption of bandwidth and the demand for ARRIS’ products.

•

The need for MSOs to expand their networks to meet the increased bandwidth and speed requirements their customers are demanding, driven by both the competition MSOs face and the proliferation of new services, in turn leads the MSOs to ask ARRIS, and ARRIS’ competitors, for product innovations that decrease the cost per megabit of capacity required. This trend may have an impact on both revenues and margins, depending upon (amongst other things), the life cycle of the technology being deployed and the price points associated with that technology at a point in time. Further, the requirement to continuously innovate is expected to require continued development investment.

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

•

The contemplated acquisition of Motorola Home will significantly increase the revenue, scale, product offerings of ARRIS. Further, it is anticipated that ARRIS will incur significant debt and issue equity to complete the acquisition. See Risk Factors for potential impacts associated with the acquisition.

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

To fulfill our strategy, we develop technology, facilitate its implementation, and enable operators to put their subscribers in control of their entertainment, information, and communication needs. Through a set of business solutions that respond to specific market needs, we are integrating our products, software, and services solutions to work with our customers as they address Internet Protocol telephony deployment, high-speed data deployment, high definition television content expansion, on demand video rollout, operations management, network integration, and business services opportunities.

On December 19, 2012 we entered into an Acquisition Agreement with Motorola Mobility LLC, a Google Inc. subsidiary, pursuant to which, subject to the satisfaction or waiver of the conditions therein, we will acquire the Motorola Home business from Motorola Mobility for $2.35 billion in cash and equity, subject to certain adjustments as provided for in the Agreement. The transaction is expected to close in the second quarter of 2013. We believe acquiring Motorola Home will enhance our ability to provide next-generation consumer video products and services, supporting a more comprehensive product offering while also accelerating our ability to deliver a comprehensive set of industry-leading new products for broadband to a wide spectrum of customers. The acquisition adds expertise in video and a larger presence in the home to our core strengths in voice and data, ensuring we are even better positioned to capitalize on and manage the evolution toward multi-screen home entertainment. The transaction will increase our patent portfolio and provide a license to a wide array of Motorola Mobility patents.

Below are some key highlights and trends:

Financial Highlights

•	Sales in 2012 were $1.354 billion as compared to $1.089 billion in 2011.

•

Gross margin percentage was 34.2% in 2012, which compares to 37.7% in 2011. The decline reflects a product mix shift with higher percentage of Customer Premise Equipment and HFC equipment sales (which have lower than average margins) and lower percentage of CMTS equipment sales (which have higher than average margins).

•	We invested $170.7 million in research and development in 2012, up $24.2 million or approximately 16.5% from 2011.

•

We ended 2012 with $584.0 million of cash, cash equivalents, short-term & long-term marketable security investments, which compares to $561.1 million at the end of 2011. We generated approximately $84.4 million of cash from operating activities in 2012 and $113.2 million during 2011.

•	During 2012, we used $51.9 million of cash to repurchase 4.5 million shares of our common stock at an average price of $11.55 per share.

Product Line Highlights

Broadband Communications Systems

•	CMTS

•	Downstream port shipments were approximately 349 thousand in 2012, as compared to 316 thousand in 2011.

•	Continued capacity expansion with both new hardware sales (32D and 24U line cards) as well as license upgrades to existing deployed product.

•	Neared completion of development of next generation E6000 Converged Edge Router CMTS product and started customer trials to enable smooth transition of legacy video networks to IP.

•	CPE

•

Approximately 8.5 million CPE units were shipped in 2012 as compared to 5.3 million CPE units in 2011. Shipments of DOCSIS 3.0 CPE increased to 81% of the total unit shipments in 2012 as compared to 40% in 2011.

•	Significant increase in WiFi enabled devices as operaters extend their network deep into the consumers home to ensure high quality of service experience and simplify network management.

•	Maintained number one EMTA market share for 32 consecutive quarters (source: Infonetics).

•	Whole Home IP Video Solution

•

Continued commercial deployment of a unique next generation hybrid whole home media solution, taking advantage of the technology and know-how from the Digeo acquisition and the core technologies from our DOCSIS CPE products.

•	Expanded portfolio to include additional 3rdparty middleware options such as NDS (Cisco) and Comcast RDK

Access, Transport & Supplies

•	Selected as sole source optical node supplier with major MSOs.

•	Growth in metro Wi-Fi deployments.

•	Enhanced version of CHP COR Wave II platform.

Media & Communications Systems

•	Growing share of linear advertising back office and server in the North American market.

•	Expanded deployments of ServAssure and WorkAssure in North and South America.

Non-GAAP Measures

In addition to reviewing our financial results as determined under U.S. GAAP, ARRIS management also uses non-GAAP measures, in particular Adjusted (“non-GAAP”) earnings per share, as we believe they provide a meaningful insight into our business and trends. We also believe that these non-GAAP measures provide readers of our financial statements with useful information and insight with respect to the results of our business. However, the presentation of non-GAAP information is not intended to be considered in isolation or as a substitute for results prepared in accordance with GAAP. Below are tables for 2012, 2011 and 2010 which detail and reconcile GAAP and non-GAAP earnings per share:

(in thousands, except per share data)	For the Year Ended December 31, 2012
	Gross Margin	Operating Expense	Operating Income	Other (Income) Expense	Income Tax Expense (Benefit)	Net Income (Loss)
Amounts in accordance with GAAP	$462,577	$375,306	$87,271	$12,975	$20,837	$53,459
Acquisition accounting impacts related to deferred revenue	2,899	—	2,899	—	—	2,899
Stock compensation expense	3,169	(24,737)	27,906	—	—	27,906
Amortization of intangible assets	—	(30,294)	30,294	—	—	30,294
Acquisition costs, restructuring, and integration costs	—	(12,631)	12,631	—	—	12,631
Loss of sale of product line	—	(337)	337	—	—	337
Settlement Charge — Pension	—	(3,064)	3,064	—	—	3,064
Impairment of investment	—	—	—	(533)	—	533
Non-cash interest expense	—		—	(12,358)	—	12,358
Adjustments of income tax valuation allowances and otherdiscrete tax items	—	—	—	—	4,658	(4,658)
Tax related to items above	—	—	—	—	29,957	(29,957)

Non-GAAP amounts	$468,645	$304,243	$164,402	$84	$55,452	$108,866

GAAP net income per share — diluted						$0.46

Non-GAAP net income per share — diluted						$0.93

Weighted average common shares — diluted						116,514

(in thousands, except per share data)	For the Year Ended December 31, 2011
	Gross Margin	Operating Expense	Operating Income	Other (Income) Expense	Income Tax Expense (Benefit)	Net Income (Loss)
Amounts in accordance with GAAP	$410,513	$425,121	$(14,608)	$13,903	$(10,849)	$(17,662)
Acquisition accounting impacts related to deferred revenue	3,126		3,126	—	—	3,126
Stock compensation expense	2,040	(20,015)	22,055	—	—	22,055
Acquisition costs, restructuring, and integration costs	—	(7,565)	7,565	—	—	7,565
Amortization of intangible assets	—	(33,649)	33,649	—	—	33,649
Impairment of goodwill and intangible assets	—	(88,633)	88,633	—	—	88,633
Non-cash interest expense	—	—	—	(11,545)	—	11,545
Impairment of investment	—	—	—	(3,000)	—	3,000
Loss on retirement of debt	—	—	—	(19)	—	19
Tax related to items above	—	—	—	—	26,642	(26,642)
Adjustments of tax related to goodwill impairment and certain provision to return adjustments	—	—	—	—	25,584	(25,584)

Non-GAAP amounts	$415,679	$275,259	$140,420	$(661)	$41,377	$99,704

GAAP net income per share — diluted						$(0.15)

Non-GAAP net income per share — diluted						$0.81

GAAP weighted average common shares — diluted						120,157 (1)

Non-GAAP weighted average common shares — diluted						122,555 (2)

(1)	Basic shares used for 2011 as losses were reported for those periods and the inclusion of dilutive shares would be antidilutive (2) Non-GAAP net income for 2011 is positive and, therefore, the diluted shares used in this calculation include the effect of options.

(in thousands, except per share data)	For the Year Ended December 31, 2010
	Gross Margin	Operating Expense	Operating Income	Other (Income) Expense	Income Tax Expense (Benefit)	Net Income (Loss)
Amounts in accordance with GAAP	$424,089	$314,184	$109,905	$15,275	$30,502	$64,128
Stock compensation expense	1,897	(19,930)	21,827	—	—	21,827
Acquisition costs, restructuring, and integration costs	—	(65)	65	—	—	65
Amortization of intangible assets	—	(35,957)	35,957	—	—	35,957
Non-cash interest expense	—	—	—	(11,325)	—	11,325
Gain on retirement of debt	—	—	—	373	—	(373)
Tax related to items above	—	—	—	—	24,311	(24,311)
Adjustments of income tax valuation allowances, R&Dcredits, and other discrete tax items	—	—	—	—	(889)	889

Non-GAAP amounts	$425,986	$258,232	$167,754	$4,323	$53,924	$109,507

GAAP net income per share — diluted						$0.50

Non-GAAP net income per share — diluted						$0.85

GAAP weighted average common shares — diluted						128,271

Non-GAAP weighted average common shares — diluted						128,271

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

Acquisition Costs:     We have excluded the effect of acquisition related expenses in calculating our non-GAAP operating expenses and net income (loss) measures. We incurred significant expenses in connection with our pending acquisition of Motorola Home and our acquisition of BigBand, which we generally would not have otherwise incurred in the periods presented as part of our continuing operations. Acquisition related expenses consist of transaction costs, costs for transitional employees, other acquired employee related costs, and integration related outside services. We believe it is useful to understand the effects of these items on our total operating expenses.

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

Settlement Charge—Pension:     In an effort to reduce volatility and administrative expense in connection with the Company’s pension plan, we have offered certain participants an opportunity to voluntarily elect an early payout of their pension benefits. We exclude this charge in Non-GAAP measures, as this is a one-time charge non-cash that is not considered by management in their review of financial results.

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

Key Operating Data (as a percentage of net sales)

	Years Ended December 31,
	2012	2011	2010
Net sales	100.0%	100.0%	100.0%
Cost of sales	65.8	62.3	61.0

Gross margin	34.2	37.7	39.0
Operating expenses:
Selling, general, and administrative expenses	12.4	14.0	12.7
Research and development expenses	12.6	13.5	12.9
Impairment of goodwill and intangibles	—	8.1	—
Amortization of intangible assets	2.2	3.1	3.3
Restructuring charges	0.5	0.4	—

Operating income (loss)	6.5	(1.4)	10.1
Other expense (income):
Interest expense	1.3	1.6	1.7
Loss (gain) on investments	(0.1)	0.1	(0.1)
Loss (gain) on foreign currency	0.1	(0.1)	—
Interest income	(0.2)	(0.3)	(0.2)
Other expense (income), net	(0.1)	(0.1)	—

Income (loss) before income taxes	5.5	(2.6)	8.7
Income tax expense	1.5	(1.0)	2.8

Net income (loss)	4.0%	(1.6)%	5.9%

Comparison of Operations for the Three Years Ended December 31, 2012

Net Sales

The table below sets forth our net sales for the three years ended December 31, 2012, 2011 and 2010 for each of our business segments described in Item 1 of this Form 10-K (in thousands, except percentages):

	Net Sales			Increase (Decrease) Between Periods
	For the Years Ended December 31,			2012 vs. 2011		2011 vs. 2010
	2012	2011	2010	$	%	$	%
Business Segment:
BCS	$1,081,246	$824,008	$841,164	$257,238	31.2%	$(17,156)	(2.0)%
ATS	207,513	197,687	181,067	9,826	5.0%	16,620	9.2%
MCS	64,904	66,990	65,275	(2,086)	(3.1)%	1,715	2.6%

Total	$1,353,663	$1,088,685	$1,087,506	$264,978	24.3%	$1,179	0.1%

The table below sets forth our domestic and international sales for the three years ended December 31, 2012, 2011 and 2010 (in thousands, except percentages):

	Net Sales			Increase (Decrease) Between Periods
	For the Years Ended December 31,			2012 vs. 2011		2011 vs. 2010
	2012	2011	2010	$	%	$	%
Domestic	$1,020,060	$748,167	$705,221	$271,893	36.3%	$42,946	6.1%
International:
Americas, excluding U.S	202,887	195,500	222,185	7,387	3.8%	(26,685)	(12.0)%
Asia Pacific	65,554	59,194	63,492	6,360	10.7%	(4,298)	(6.8)%
EMEA	65,162	85,824	96,608	(20,662)	(24.1)%	(10,784)	(11.2)%

Total international	333,603	340,518	382,285	(6,915)	(2.0)%	(41,767)	(10.9)%

Total	$1,353,663	$1,088,685	$1,087,506	$264,978	24.3%	$1,179	0.1%

Broadband Communications Systems Net Sales 2012 vs. 2011

During the year ended December 31, 2012, sales of our BCS segment increased $257.2 million or approximately 31.2%, as compared to 2011.

•	This increase in sales is primarily attributable to high demand for our DOCSIS3.0 CPE equipment and video gateway products.

•	The higher sales also reflect the full year sales associated with our late 2011 acquisition of BigBand.

Access, Transport & Supplies Net Sales 2012 vs. 2011

During the year ended December 31, 2012, Access, Transport & Supplies segment sales increased $9.8 million or approximately 5.0%, as compared to 2011.

•	The increase in sales is a result of metro Wi-Fi wireless products, for which initial sales of this product began in the fourth quarter of 2011.

•	This increase in metro Wi-Fi products was partially offset by a decline in optics products sales and the disposal of our ECCO product line.

Media & Communications Systems Net Sales 2012 vs. 2011

During the year ended December 31, 2012, Media & Communications Systems segment sales decreased $2.1 million or 3.1%, as compared to the same period in 2011.

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

•

Offsetting these declines in CMTS sales was the introduction of our Moxi Gateway product, resulting in higher CPE sales. Additionally, we had $4.7 million of higher revenue related to sales of the BigBand product.

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

Gross Margin

The table below sets forth our gross margin for the three years ended December 31, 2012, 2011 and 2010 for each of our business segments (in thousands, except percentages):

	Gross Margin $			Increase (Decrease) Between Periods
	For the Years Ended December 31,			2012 vs. 2011		2011 vs. 2010
	2012	2011	2010	$	%	$	%
Business Segment:
BCS	$373,493	$319,925	$343,884	53,568	16.7%	$(23,959)	(7.0)%
ATS	47,079	49,272	45,971	(2,193)	(4.5)%	3,301	7.2%
MCS	42,005	41,316	34,234	689	1.7%	7,082	20.7%

Total	$462,577	$410,513	$424,089	$52,064	12.7%	$(13,576)	(3.2)%

The table below sets forth our gross margin percentages for the three years ended December 31, 2012, 2011 and 2010 for each of our business segments:

	Gross Margin %
	For the Years Ended December 31,			Percentage Point Increase (Decrease) Between Periods
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Business Segment:
BCS	34.5%	38.8%	40.9%	(4.3)	(2.1)
ATS	22.7%	24.9%	25.4%	(2.2)	(0.5)
MCS	64.7%	61.7%	52.4%	3.0	9.3
Total	34.2%	37.7%	39.0%	(3.5)	(1.3)

Our overall gross margins are dependent upon, among other factors, achievement of cost reductions, product mix, customer mix, product introduction costs, and price reductions granted to customers.

Broadband Communications Systems Gross Margin 2012 vs. 2011

The increase in the BCS segment gross margin dollars and decrease in gross margin percentage in 2012 as compared to 2011 were related to the following factors:

•	The increase in gross margin dollars was the result of higher sales.

•	The decrease in gross margin percentage was primarily reflects a product mix change as we had higher EMTA sales and lower CMTS sales. EMTA products have a lower gross margin than CMTS products.

Access, Transport & Supplies Gross Margin 2012 vs. 2011

The decrease in the ATS segment gross margin dollars and gross margin percentage in 2012 as compared to 2011 were related to the following factors:

•	The decrease in both gross margin dollar and percentage was driven by product mix, primarily resulting from lower gross margin for metro Wi-Fi products and lower volume of optics products

Media & Communications Systems Gross Margin 2012 vs. 2011

The increase in the MCS segment gross margin dollars and gross margin percentage in 2012 as compared to 2011 are related to the following factors:

•	Higher year-over-year sales and product mix resulted in the increase in both gross margin dollars and percentage.

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

Access, Transport & Supplies Gross Margin 2011 vs. 2010

The increase in the ATS segment gross margin dollars and decrease in gross margin percentage in 2011 as compared to 2010 were related to the following factors:

•	The increase in gross margin dollars was primarily the result of higher sales in 2011 as compared to 2010.

•	The decrease in gross margin percentage was primarily the result of a change in product mix and pricing pressure associated with Supplies products.

Media & Communications Systems Gross Margin 2011 vs. 2010

The increase in the MCS segment gross margin dollars and gross margin percentage in 2011 as compared to 2010 are related to the following factors:

•	The increase in gross margin dollars and percentage was primarily due to higher Assurance sales which have higher gross margins.

Operating Expenses

The table below provides detail regarding our operating expenses (in thousands, except percentages):

	Operating Expenses			Increase (Decrease) Between Periods
	For the Years Ended December 31,			2012 vs. 2011		2011 vs. 2010
	2012	2011	2010	$	%	$	%
Selling, general, & administrative	$161,338	$148,755	$137,694	$12,583	8.5%	$11,061	8.0%
Research & development	170,706	146,519	140,468	24,187	16.5%	6,051	4.3%
Acquisition costs	5,870	3,205	—	2,665	83.2%	3,205	100%
Restructuring	6,761	4,360	65	2,401	55.1%	4,295	6607.7%
Impairment of goodwill & intangibles	—	88,633	—	(88,633)	(100)%	88,633	100%
Amortization of intangible assets	30,294	33,649	35,957	(3,355)	10.0%	(2,308)	(6.4)%
Loss on sale of product line	337	—	—	337	100%	—	—

Total	$375,306	$425,121	$314,184	$(49,815)	(11.7)%	$110,937	35.3%

Selling, General, and Administrative, or SG&A, Expenses

2012 vs. 2011

The year over year increase of $12.6 million in SG&A expenses primarily reflects the addition of BigBand as well as $3.1 million expense associated with early pension settlements and higher legal expenses.

2011 vs. 2010

Several factors contributed to the $11.1 million increase year over year:

•	We acquired BigBand on November 21, 2011 and as a result incurred $3.1 million of incremental SG&A cost in 2011.

•	We incurred higher legal expenses as a result of various patent and other litigation matters (see Part I, Item 3, “Legal Proceedings”).

Research & Development, or R&D, Expenses

Included in our R&D expenses are costs directly associated with our development efforts (people, facilities, materials, etc.) and reasonable allocations of our information technology and corporate facility costs.

2012 vs. 2011

The increase of $24.2 million year–over-year in research and development expense reflects the addition of BigBand and increased headcount, as we continued to aggressively invest in R&D.

2011 vs. 2010

The increase of $6.1 million year-over-year in research and development expense reflects:

•	$3.0 million incremental R&D expenses associated with BigBand, which were acquired in the fourth quarter of 2011.

•	Higher prototype and incremental startup costs related to new product development.

Acquisition Costs

During 2012, we recorded acquisition-related expenses of $5.9 million. Approximately $0.8 million of these expenses were related to the acquisition of BigBand and $5.1 million were related to the pending acquisition of Motorola Home and consisted of transaction costs and legal fees. During 2011, we recorded acquisition related expenses $3.2 million. These expenses were related to the acquisition of BigBand and consisted of transaction costs, employee related costs, and integration related outside services.

Restructuring Charges

During 2012, 2011 and 2010, we recorded restructuring charges of $6.8 million, $4.4 million and $0.1 million, respectively. The charges recorded in 2012 related to severance and facilities associated with the continued implementation of the restructuring initiative following the acquisition of BigBand to align our workforce and operating costs with current business opportunities. The majority of the charges recorded in 2011 relate to the restructuring initiative following the acquisition of BigBand. Charges in 2010 reflected changes in estimates related to real estate leases associated with the previous restructuring charges.

Impairment of Goodwill and Intangible Assets

Goodwill relates to the excess of cost over the fair value of net assets resulting from an acquisition. Our goodwill is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset is most likely than not impaired. The annual tests were performed in the fourth quarters of 2012, 2011 and 2010, with an assessment date of October 1. No impairment resulted from the review in 2010 or 2012. As a result of the review in 2011, we recognized a total non-cash goodwill impairment loss of $41.2 in the MCS reporting unit. The Company determined that the fair values of the MCS reporting unit was less than its respective carrying amount, as a result of a decline in the expected future cash flows for the reporting unit. In making our assessment regarding MCS future cash flows, a number of specific factors arose from our annual strategic planning process in the fourth quarter, including an assessment of historical operating results, key customer inputs, and anticipated development expenditures required to migrate the product portfolio in line with the changing market dynamics, including the evolution from a proprietary to open standards IP architecture. As a result of these factors, the Company has decided to shift some investment from the MCS reporting unit to its BCS reporting unit. Given the decision to reduce our investment going forward, we correspondingly moderated our long-term projections for the MCS segment.

In 2011, indicators of impairment existed for long-lived assets associated with the MCS reporting unit due to changes in projected operating results and cash flows. As a result of the review in 2011, an impairment loss of $47.4 million before tax ($29.1 million after tax) related to MCS customer relationships was recorded. See Note 14 of Notes to the Consolidated Financial Statements for disclosures related to goodwill and intangible assets.

Amortization of Intangible Assets

We recorded $30.3 million of intangibles amortization expense in 2012. Our intangibles amortization expenses in 2012, 2011 and 2010 are related to the acquisitions of BigBand Networks in November 2011, Digeo, Inc. in October 2009, EG Technology, Inc. in September 2009, Auspice Corporation in August 2008 and C-COR Incorporated in December 2007.

Loss on Sale of Product Line

In March of 2012, the Company completed the sale of certain assets of its ECCO electronic connector product line to Eclipse Embedded Technologies, Inc. for approximately $3.9 million. The Company recorded a net loss of $(0.3) million on the sale, which included approximately $0.3 million of transaction related costs. The results of the ECCO product line were deemed immaterial to the overall financial results of the Company, and as such the Company has not reported the results in discontinued operations.

Other Expense (Income)

The table below provides detail regarding our other expense (income) (in thousands):

	Other Expense (Income)
	For the Years Ended December 31,			Increase (Decrease) Between Periods
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Interest expense	$17,797	$16,939	$17,965	$858	$(1,026)
Loss (gain) on debt retirement	—	19	(373)	(19)	392
Loss (gain) on investments	(1,404)	1,570	(414)	(2,975)	1,984
Loss (gain) on foreign currency	786	(580)	(44)	1,366	(536)
Interest income	(3,242)	(3,154)	(1,997)	(87)	(1,157)
Other expense (income)	(962)	(891)	138	(71)	(1,029)

Total other expense	$12,975	$13,903	$15,275	$(928)	$(1,372)

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

During the years ended December 31, 2012, 2011 and 2010, we recorded net (gains) losses related to these investments of $(1.4) million, $1.6 million and $(0.4) million, respectively.

Loss (Gain) on Foreign Currency

During 2012, 2011 and 2010, we recorded foreign currency (gains) losses related to our international customers whose receivables and collections are denominated in their local currency, primarily in euro. To mitigate the volatility related to fluctuations in the foreign exchange rates, we may enter into various foreign currency contracts. The (gain) loss on foreign currency is driven by the fluctuations in the foreign currency exchanges rates, primarily the euro.

Interest Income

Interest income reflects interest earned on cash, cash equivalents, short-term and long-term marketable security investments. Interest income was $3.2 million in 2012, and $3.2 million in 2011 as compared to $2.0 million in 2010.

Income Tax Expense

Our annual provision for income taxes and determination of the deferred tax assets and liabilities require management to assess uncertainties, make judgments regarding outcomes, and utilize estimates. To the extent the final outcome differs from initial assessments and estimates, future adjustments to our tax assets and liabilities will be necessary.

In 2012, we recorded $20.8 million of income tax expense for U.S. federal and state taxes and foreign taxes, which was 28.0% of our pre-tax income of $74.3 million. The effective income tax rate was favorably impacted by $4.7 million in discrete tax events. The most significant 2012 discrete tax events were a reversal of $3.4 million of tax liabilities from uncertain tax positions, mostly attributable to the expiration of certain statutes of limitations in the third quarter of 2012, a favorable impact of $0.7 million from global provision-to-return adjustments and $0.6 million from net valuation allowance decreases. Exclusive of the discrete tax events, the effective income tax rate would have been approximately 33.3%. The increase in the effective income tax rate from prior year, exclusive of discrete tax events and the prior year Goodwill impairment, was primarily attributable to the absence of research and development tax credits. While legislation was passed to extend the research and development tax credit in January of 2013, the passage was too late to allow the Company to record the benefit in 2012. However, 2012 tax expense was still favorably impacted by research and development tax credits as a result of the expiration of certain statute of limitations for prior years and certain adjustments for provision-to-return. During the first quarter of 2013, the Company will record the 2012 impact of the 2013 legislation as a favorable discrete tax event and will also include the impact of the 2013 credit in its effective income tax rate for 2013.

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

Financial Liquidity and Capital Resources

Overview

As highlighted earlier, one of our key strategies is to maintain and improve our capital structure. The key metrics we focus on are summarized in the table below:

Liquidity & Capital Resources Data

	Year Ended December 31,
	2012	2011	2010
	(in thousands, except DSO and Turns)
Key Working Capital Items
Cash provided by operating activities	$84,401	$113,153	$118,509
Cash, cash equivalents, and short-term investments	$530,117	$518,779	$620,102
Long-term U.S corporate bonds	$53,914	$42,366	$—
Accounts Receivable, net	$188,581	$152,437	$125,933
-Days Sales Outstanding	46	47	45
Inventory, net	$133,848	$115,912	$101,763
- Turns	7.1	6.2	6.7
Key Financing Items
Convertible notes at face value	$232,050	$232,050	$237,050
Convertible notes at book value	$222,124	$209,766	$202,615
Cash used for early redemption of convertible notes	$—	$4,984	$23,287
Key Shareholder Equity Items
Cash used for share repurchases	$51,921	$109,123	$69,326
Capital Expenditures	$21,507	$23,307	$22,645

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

Accounts receivable at the end of 2012 increased as compared to the end of 2011, primarily as a result of higher sales in the fourth quarter of 2012 as compared to the fourth quarter of 2011. DSOs decreased slightly from 2011 to 2012, primarily the result of payment patterns of our customers and timing of shipments to customers. Looking forward, it is possible that DSOs may increase dependent upon our customer mix and payment patterns, particularly if international sales increase.

Inventory increased in 2012 as compared to 2011. The increase in inventory was primarily related to an increase in BCS inventory level to ensure adequate supply. Inventory turns increased in 2012 as compared to 2011.

Early Redemption of Convertible Notes

In 2011 and 2010, we repurchased $5.0 million and $24.0 million of face value of our convertible notes for approximately $5.0 million and $23.3 million, respectively. No repurchases were made in 2012.

Common Share Repurchases

During 2012, we repurchased 4.5 million shares of our common stock for $51.9 million at an average stock price of $11.55. During 2011, we repurchased 10.0 million shares of our common stock for $109.1 million at an average stock price of $10.95. During 2010, we repurchased 6.8 million shares of our common stock for $69.3 million at an average stock price of $10.24. The remaining authorized amount for stock repurchases under this program was $19.6 million as of December 31, 2012.

In the fourth quarter of 2012, the Company’s Board of Directors authorized a new plan for ARRIS to purchase up to an additional $150 million of common stock. No repurchases have been made under this plan. (As of December 31, 2012, the remaining authorized amount for future repurchases was $150.0 million) Unless terminated earlier by a Board resolution, this new plan will expire when ARRIS has used all authorized funds for repurchase

Summary of Current Liquidity Position and Potential for Future Capital Raising

We believe our current liquidity position, where we had approximately $530.1 million of cash, cash equivalents, and short-term investments and $53.9 million of long-term marketable securities on hand as of December 31, 2012, together with the prospects for continued generation of cash from operating activities are adequate for our short- and medium-term business needs. Upon the closing of the pending Motorola Home acquisition, we expect to be able to generate sufficient cash on a consolidated basis to make all of the principal and interest payments under the anticipated credit agreements, indentures and other instruments governing our indebtedness. We may in the future elect to repurchase additional shares of our common stock or additional principal amounts of our outstanding convertible notes. However, a key part of our overall long-term strategy may be implemented through additional acquisitions, and a portion of these funds may be used for that purpose. Should our available funds be insufficient for those purposes, it is possible that we will raise capital through private or public, share or debt offerings.

Contractual Obligations

Following is a summary of our contractual obligations as of December 31, 2012:

	Payments due by period
Contractual Obligations	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(in thousands)
Debt (1)	$232,050	$—	$—	$—	$232,050
Operating leases, net of sublease income (2)	10,366	15,540	8,906	5,668	40,480
Purchase obligations (3)	214,399	—	—	—	214,399

Total contractual obligations (4)	$456,815	$15,540	$8,906	$5,668	$486,929

(1)	ARRIS may redeem the notes at any time on or after November 15, 2013, subject to certain conditions. In addition, the holders may require us to purchase all or a portion of their convertible notes on or after November 15, 2013. Does not include interest, which is payable at the rate of 2% per annum.

(2)	Includes leases which are reflected in restructuring accruals on the consolidated balance sheets.

(3)	Represents obligations under agreements with non-cancelable terms to purchase goods or services. The agreements are enforceable and legally binding, and specify terms, including quantities to be purchased and the timing of the purchase.

(4)	Approximately $25.4 million of uncertain tax position have been excluded from the contractual obligation table because we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

We are required to pay a termination fee of $117.5 million to Google if we terminate the Motorola Home acquisition under certain circumstances specified in the Acquisition Agreement.

Should the closing of the Motorola Home acquisition be delayed beyond March 19, 2013, which we currently expect, the Company will be subject to “ticking fees” under the commitment letter entered into with respect to the Credit Facility that will be used to partially finance the acquisition. For the first 30 days, the ticking fees for both the Term Loan A and the Term Loan B will be 0.50% per annum of the total amount committed for each term loan under the commitment letter. After 30 days, the ticking fee for the Term Loan A will remain 0.50% per annum, but the ticking fee for the Term Loan B will be calculated at 50% of the applicable margin for LIBOR advances as determined in accordance with the commitment letter. Ticking fees will accrue until the earlier of the termination of the commitment letter for the proposed Credit Facility and the closing of the transaction.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Cash Flow

Below is a table setting forth the key lines of our Consolidated Statements of Cash Flows (in thousands):

	2012	2011	2010
Net cash provided by operating activities	$84,401	$113,153	$118,509
Net cash used in investing	(151,062)	(134,613)	(176,699)
Net cash used in financing	(37,511)	(95,786)	(89,254)

Net decrease in cash and cash equivalents	$(104,172)	$(117,246)	$(147,444)

Operating Activities:

Below are the key line items affecting cash from operating activities (in thousands):

	2012	2011	2010
Net income (loss)	$53,459	$(17,662)	$64,128
Adjustments to reconcile net income (loss) to cash provided by operating activities	80,867	141,077	97,837

Net income including adjustments	134,326	123,415	161,965
Decrease (increase) in accounts receivable	(37,139)	(22,093)	18,058
Increase in inventory	(21,491)	(7,144)	(5,912)
Increase (decrease) in accounts payable and accrued liabilities	(5,675)	433	(48,308)
All other, net	14,380	18,542	(7,294)

Net cash provided by operating activities	$84,401	$113,153	$118,509

2012 vs. 2011

Net income including adjustments, as per the table above, increased $10.9 million during 2012 as compared to 2011 reflecting higher sales and lower operating expense as discussed above.

Accounts receivable increased $37.1 million in 2012. These increases were primarily related to higher sales in the fourth quarter of 2012 as compared to the fourth quarter of 2011, and also are impacted by the payment patterns of our customers. It is possible that both accounts receivable and DSOs may increase in future periods, particularly if we have an increase in international sales, which tend to have longer payment terms.

Inventory increased by $21.5 million in 2012 primarily as a result of the effort to increase our inventory to ensure adequate supply of our BCS product offerings.

Accounts payable and accrued liabilities decreased by $5.7 million in 2012. Account payables increased due to increased purchases resulting from higher sales. Accrued liabilities decreased as a result over higher variable compensation payments made in 2012.

All other accounts, net, includes the changes in other receivables, income taxes payable (recoverable), and prepaids. The other receivables represent amounts due from our contract manufacturers for material used in the assembly of our finished goods. The change in our income taxes recoverable account is a result of the timing of the actual estimated tax payments during the year as compared to the actual tax liability for the year. The net change in 2012 was approximately $14.4 million as compared to $18.5 million in 2011.

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

Investing Activities:

Below are the key line items affecting investing activities (in thousands):

	2012	2011	2010
Capital expenditures	$(21,507)	$(23,307)	$(22,645)
Acquisitions/other	—	(130, 227)	(4,000)
Purchases of investments	(418,956)	(277,937)	(514,376)
Sales of investments	286,013	296,774	364,077
Sale of property, plant and equipment	139	84	245
Sale of product line	3,249	—	—

Net cash used in investing activities	$(151,062)	$(134,613)	$(176,699)

Capital Expenditures — Capital expenditures are mainly for test equipment, laboratory equipment, and computing equipment. We anticipate investing approximately $25 million in 2013.

Acquisitions/Other — This represents cash investments we have made in our various acquisitions. In 2011, we paid $ 162.4 million cash, or $53.1 million net of cash and marketable securities acquired, for the acquisition of BigBand Networks. In 2010, we paid $4.0 million related to a deferral of the purchase price of Digeo, Inc.

Purchases and Sales of Investments — This represents purchases and sales of securities.

Sale of Property, Plant and Equipment — This represents the cash proceeds we received from the sale of property, plant and equipment.

Sale of Product Line — This represents the cash proceeds we received from the sale of our ECCO product line.

Financing Activities:

Below are the key items affecting our financing activities (in thousands):

	2012	2011	2010
Payment of debt obligations	$—	$—	$(124)
Early retirement of long term debt	—	(4,984)	(23,287)
Repurchase of common stock	(51,921)	(109,123)	(69,326)
Proceeds from issuance of common stock	20,304	22,985	7,178
Repurchase of shares to satisfy minimum tax withholdings	(9,443)	(8,332)	(6,447)
Excess tax benefits from stock-based compensation plans	3,549	3,668	2,752

Net cash used in financing activities	$(37,511)	$(95,786)	$(89,254)

Payment of Debt Obligation—This represents the payment of the short term loan to the Pennsylvania Industrial Development Authority (PIDA) for the cost of expansion of the facility in State College, Pennsylvania. The debt was repaid in 2010.

Early Retirement of Long –Term Debt – During 2011, the Company acquired $5.0 million face value of the notes for approximately $5.0 million. The Company allocated $2 thousand to the reacquisition of the equity component of the notes. The Company also wrote off approximately $33 thousand of deferred finance fees associated with the portion of the notes acquired. As a result, the Company realized a loss of approximately $19 thousand on the retirement of the notes.

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

Repurchase of Common Stock — This represents the cash used to buy back the Company’s common stock.

Proceeds from Issuance of Common Stock — This represents cash proceeds related to the exercise of stock options by employees, offset with expenses paid related to the issuance of common stock.

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

Income Taxes

During 2012, approximately $2.7 million of U.S. federal tax benefits were obtained from tax deductions arising from equity-based compensation deductions, all of which resulted from 2012 exercises of non-qualified stock options and lapses of restrictions on restricted stock awards. During 2011, approximately $3.7 million of U.S. federal tax benefits were obtained from tax deductions arising from equity-based compensation deductions, all of which resulted from 2011 exercises of non-qualified stock options and lapses of restrictions on restricted stock rewards. In 2010, approximately $2.6 million of U.S. federal and state tax benefits were obtained from tax deductions arising from equity-based compensation deductions, all of which resulted from 2010 exercises of non-qualified stock options and lapses of restrictions on restricted stock awards.

Interest Rates

As of December 31, 2012, we did not have any floating rate indebtedness or outstanding interest rate swap agreements.

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

We have certain international customers who are billed in their local currency. We use a hedging strategy and enter into forward or currency option contracts based on a percentage of expected foreign currency revenues. We have certain predictable expenditures for international operations in local currency. We use a hedging strategy and enter into forward or currency option contracts based on a percentage of expected foreign currency expenses. The percentage can vary, based on the predictability of the revenues and expenses denominated in the foreign currency.

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

We execute letters of credit in favor of certain landlords and vendors to guarantee performance on lease and insurance contracts. Additionally, we have cash collateral account agreements with our financial institutions as security against potential losses with respect to our foreign currency hedging activities. The letters of credit and cash collateral accounts are reported as restricted cash. As of December 31, 2012 and 2011, we had approximately $4.7 million and $4.1 million outstanding, respectively, of cash collateral.

Cash, Cash Equivalents, and Investments

Our cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) are primarily held in money market funds that pay either taxable or non-taxable interest. We hold short-term investments consisting of mutual funds and debt securities classified as available-for-sale, which are stated at estimated fair value. The debt securities consist primarily of commercial paper, certificates of deposits, short term corporate obligations and U.S. government agency financial instruments.

From time to time, we hold certain investments in the common stock of publicly-traded companies, which were classified as available-for-sale. As of September 30, 2012, our holdings in these investments were $5.3 million. During the fourth quarter of 2012, we sold our holdings, resulting in a gain of approximately $1.0 million. As of December 31, 2012, we have no holdings in these investments. As of December 31, 2011, our holdings in these investments were $4.8 million. Changes in the market value of these securities typically are recorded in other comprehensive income and gains or losses on related sales of these securities are recognized in income (loss).

We hold cost method investments in private companies. Due to the fact the investments are in private companies, we are exempt from estimating the fair value on an interim and annual basis. It is not practical to estimate the fair value since the quoted market price is not available. Furthermore, the cost of obtaining an independent valuation appears excessive considering the materiality of the investments to the Company. However, we are required to estimate the fair value if there has been an identifiable event or change in circumstance that may have a significant adverse effect on the fair value of the investment. Each quarter, we evaluate our investments for any other-than-temporary impairment, by reviewing the current revenues, bookings and long-term plan of the private companies. During the evaluations perfomed in 2012, we concluded that two of the private companies had indicators of impairment, and that the fair value had declined. This resulted in other-than-temporary impairment charges of $1.5 million during the year ended December 31, 2012. Purchases of cost method investments were $7.2 million during 2012 and disposals were $0.7 million. These investments are recorded at $6.0 million and $1.0 million as of December 31, 2012 and 2011, respectively.

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

Capital Expenditures

Capital expenditures are made at a level designed to support the strategic and operating needs of the business. Capital expenditures were $21.5 million in 2012 as compared to $23.3 million in 2011and $22.6 million in 2010. We had no significant commitments for capital expenditures at December 31, 2012. Management expects to invest approximately $25.0 million in capital expenditures for the year 2013.

Deferred Income Tax Assets — Including Net Operating Loss Carryforwards and Research and Development Credit Carryforwards, and Valuation Allowances

Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. If we conclude that deferred tax assets are more-likely-than-not to not be realized, then we record a valuation allowance against those assets. We continually review the adequacy of the valuation allowances established against deferred tax assets. As part of that review, we regularly project taxable income based on book income projections by legal entity. Our ability to utilize our state deferred tax assets is dependent upon our future taxable income by legal entity. During 2012, we merged certain historical loss generating legal entities into a historically profitable legal entity, resulting in a release of approximately $1.2 million of state valuation allowances. A material portion of ARRIS’ income tax filings are in the United States. In order to realize the $54.0 million of U.S. Federal deferred income tax assets in excess of liabilities that are reported at December 31, 2012, ARRIS will need to generate future U.S. Federal taxable income of approximately $154.2 million.

As of December 31, 2012, we had net operating loss, or NOL, carryforwards for U.S. federal, U.S. state, and foreign income tax purposes of approximately $47.0 million, $186.7 million, and $40.8 million, respectively. The U.S. federal NOLs expire through 2030. Foreign NOLs related to our Irish subsidiary in the amount of $19.9 million have an indefinite life. Other significant foreign NOLs arise from our Dutch subsidiaries ($6.8 million, expiring during the next 7 years), our French branch ($5.9 million, no expiration), and our U.K. branch ($7.1 million, no expiration). The net operating losses are subject to various limitations on how and when the losses can be used to offset against taxable income. Approximately $44.1 million of post-apportioned and $60.9 million of pre-apportioned U.S. state NOLs, and $3.2 million of the foreign NOLs are subject to valuation allowances because we do not believe the ultimate realization of the deferred tax assets associated with these U.S. federal and state NOLs is more-likely-than-not.

During 2012, we utilized approximately $3.3 million of U.S. federal NOLs, $10.8 million of post-apportioned and $21.9 million of pre-apportioned U.S. state NOLs to offset against taxable income. We used approximately $1.5 million of U.S. federal NOLs and $14.7 million of U.S. state NOLs to reduce taxable income in 2011.

During the tax years ending December 31, 2012, and 2011, we utilized $1.2 million and $12.1 million, respectively of U.S. federal and state research and development tax credits, to offset against U.S. federal and state income tax liabilities. As of December 31, 2012, ARRIS has $5.6 million of available U.S. federal research and development tax credits and $14.1 million of available U.S. state research and development tax credits. The remaining unutilized U.S. federal research and development tax credits can be carried back one year and carried forward twenty years. The U.S. state research and development tax credits carry forward and will expire pursuant to the various applicable state rules. Approximately $5.2 million of U.S. federal research and development tax credits and $9.2 million of state research and development tax credits are subject to valuation allowances because we do not believe the ultimate realization of the related deferred tax assets is more-likely-than-not.

Since the acquisition of C-COR Incorporated in 2007, ARRIS has generally reported taxable income in excess of its pre-tax net book income for financial reporting purposes. A significant reconciling item between the taxable income and the pre-tax net book income has been the book amortization expense relating to the separately stated intangible assets arising from the C-COR transaction. Additionally, each tax year ARRIS includes in its taxable income all items of revenue that are deferred for financial reporting purposes. Other significant reconciling items between taxable income and pre-tax net book income are certain reserves that are recorded as expenses for pre-tax net book income purposes which are not deductible for income tax purposes until they are paid.

The Company obtains significant benefits from U.S. Federal research and development tax credits, which are used to reduce the Company’s U.S. Federal income tax liability. During December of 2010, Congress passed legislation that provides for an extension of these tax credits so that the Company can continue to calculate and claim research and development tax credits for the 2010 and 2011 tax years. The federal research and development credit expired on December 31, 2011. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law. Under this act, the federal research and development credit was retroactively extended for amounts paid or incurred after December 31, 2011 and before January 1, 2014. The effects of these changes in the tax law will result in a tax benefit which will be recognized in the first quarter of 2013, which is the quarter in which the law was enacted.

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

During the fourth quarter of 2012, in an effort to reduce the volatility and administration expense in connection with ARRIS’ pension obligation, we notified eligible employees of a limited opportunity to voluntarily elect an early payout of their pension benefits. These payouts were approximately $7.7 million and was funded from existing pension assets. ARRIS accounted for the lump-sum payments as a settlement and recorded a noncash pension settlement charge of approximately $3.1 million in the fourth quarter of 2012.

The U.S. pension plan benefit formulas generally provide for payments to retired employees based upon their length of service and compensation as defined in the plans. ARRIS’ investment policy is to fund the qualified plan as required by the Employee Retirement Income Security Act of 1974 (“ERISA”) and to the extent that such contributions are tax deductible. For 2012, the plan assets were comprised of approximately 61% and 39% of equity and debt securities, respectively. For 2011, the plan assets were comprised of approximately 43%, 54%, and 3% of equity, debt securities, and money market funds, respectively. For 2013, the plan’s current target allocations are 38% equity securities, 20% debt securities, and 42% money market funds. Liabilities or amounts in excess of these funding levels are accrued and reported in the consolidated balance sheets. ARRIS has established a rabbi trust to fund the pension obligations of the Chief Executive Officer under his Supplemental Retirement Plan including the benefit under our non-qualified defined benefit plan. In addition, we have established a rabbi trust for certain executive officers and certain senior management personnel to fund the pension liability to those officers under the non-qualified plan.

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

The weighted-average actuarial assumptions used to determine the benefit obligations for the three years presented are set forth below:

	2012	2011	2010
Assumed discount rate for non-qualified plan participants	3.75%	4.50%	5.50%
Assumed discount rate for qualified plan participants	3.75%	4.50%	5.50%
Rate of compensation increase	3.75%	3.75%	3.75%

The weighted-average actuarial assumptions used to determine the net periodic benefit costs are set forth below:

	2012	2011	2010
Assumed discount rate for non-qualified plan participants	4.50%	5.50%	5.75%
Assumed discount rate for qualified plan participants	4.50%	5.50%	5.75%
Rate of compensation increase	3.75%	3.75%	3.75%
Expected long-term rate of return on plan assets	6.00%	7.50%	7.50%

The expected long-term rate of return on assets is derived using the building block approach which includes assumptions for the long term inflation rate, real return, and equity risk premiums.

No minimum funding contributions are required in 2013 for the plan.

Other Benefit Plans

ARRIS has established defined contribution plans pursuant to the Internal Revenue Code Section 401(k) that cover all eligible U.S. employees. ARRIS contributes to these plans based upon the dollar amount of each participant’s contribution. ARRIS made matching contributions to these plans of approximately $5.7 million, $5.0 million, and $4.9 million in 2012, 2011 and 2010, respectively.

We have a deferred compensation plan that does not qualify under Section 401(k) of the Internal Revenue Code, that was available to certain current and former officers and key executives of C-COR. During 2008, this plan was merged into a new non-qualified deferred compensation plan which is also available to our key executives. Employee compensation deferrals and matching contributions are held in a rabbi trust. The total of net employee deferrals and matching contributions, which is reflected in other long-term liabilities, were $2.7 million and $2.6 million at December 31, 2012 and 2011, respectively. Total expenses included in continuing operations for the matching contributions were approximately $0.1 million in 2012 and $0.2 million in 2011.

We previously offered a deferred compensation arrangement, that allowed certain employees to defer a portion of their earnings and defer the related income taxes. As of December 31, 2004, the plan was frozen and no further contributions are allowed. The deferred earnings are invested in a rabbi trust. The total of net employee deferral and matching contributions, which is reflected in other long-term liabilities, was $2.1 million and $2.6 million at December 31, 2012 and 2011, respectively.

We also have a deferred retirement salary plan, which was limited to certain current or former officers of C-COR. The present value of the estimated future retirement benefit payments is being accrued over the estimated service period from the date of signed agreements with the employees. The accrued balance of this plan, the majority of which is included in other long-term liabilities, was $2.0 million and $2.2 million at December 31, 2012 and 2011, respectively. Total expense (income) included in continuing operations for the deferred retirement salary plan were approximately $0.1 million and $(0.2) million for 2012 and 2011, respectively.

Our wholly-owned subsidiary located in Israel is required to fund future severance liabilities determined in accordance with Israeli severance pay laws. Under these laws, employees are entitled upon termination to one month’s salary for each year of employment or portion thereof. We record compensation expense to accrue for these costs over the employment period, based on the assumption that the benefits to which the employee is entitled, if the employee separates immediately. We fund the liability by monthly deposits in insurance policies and severance funds. The value of the severance fund assets are primarily recorded in other non-current assets on the Company’s consolidated balance sheets, which was $3.8 million as of December 31, 2012. The liability for long-term severance accrued on the Company’s consolidated balance sheets was $4.2 million as of December 31, 2012.

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

Software Sold Without Tangible Equipment — ARRIS sells internally developed software as well as software developed by outside third parties that does not require significant production, modification or customization. For arrangements that contain only software and the related post-contract support, we recognize revenue in accordance with the applicable software revenue recognition guidance. If the arrangement includes multiple elements that are software only, then the software revenue recognition guidance is applied and the fee is allocated to the various elements based on vendor-specific objective evidence (“VSOE”) of fair value. If sufficient VSOE of fair value does not exist for the allocation of revenue to all the various elements in a multiple element software arrangement, all revenue from the arrangement is deferred until the earlier of the point at which such sufficient VSOE of fair value is established or all elements within the arrangement are delivered. If VSOE of fair value exists for all undelivered elements, but does not exist for one or more delivered elements, the arrangement consideration is allocated to the various elements of the arrangement using the residual method of accounting. Under the residual method, the amount of the arrangement consideration allocated to the delivered elements is equal to the total arrangement consideration less the aggregate fair value of the undelivered elements. Under the residual method, if VSOE of fair value exists for the undelivered element, generally post contract support (“PCS”), the fair value of the undelivered element is deferred and recognized ratably over the term of the PCS contract, and the remaining portion of the arrangement is recognized as revenue upon delivery. If sufficient VSOE of fair value does not exist for PCS, revenue for the arrangement is recognized ratably over the term of support.

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

Value Added Resellers—ARRIS typically employs the sell-in method of accounting for revenue when using a Value Added Reseller (“VAR”) as our channel to market. Because product returns are restricted, revenue under this method is generally recognized at the time of shipment to the VAR provided all criteria for recognition are met. There are occasions, based on facts and circumstances surrounding the VAR transaction, where ARRIS will employ the sell-through method of recognizing revenue and defer that revenue until payment occurs.

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

For multiple element arrangements that include software or have a software-related element that is more than incidental and does involve significant production, modification or customization, revenue is recognized using the contract accounting guidelines by applying the percentage-of-completion or completed-contract method. We recognize software license and associated professional services revenue for certain software license product installations using the percentage-of-completion method of accounting as we believe that our estimates of costs to complete and extent of progress toward completion of such contracts are reliable. For certain software license arrangements where professional services are being provided and are deemed to be essential to the functionality or are for significant production, modification, or customization of the software product, both the software and the associated professional service revenue are recognized using the completed-contract method. The completed-contract method is used for these particular arrangements because they are considered short-term arrangements and the financial position and results of operations would not be materially different from those under the percentage-of-completion method. Under the completed-contract method, revenue is recognized when the contract is complete, and all direct costs and related revenues are deferred until that time. The entire amount of an estimated loss on a contract is accrued at the time a loss on a contract is projected. Actual profits and losses may differ from these estimates.

For arrangements that fall within the software revenue recognition guidance, the fee is allocated to the various elements based on VSOE of fair value. If sufficient VSOE of fair value does not exist for the allocation of revenue to all the various elements in a multiple element arrangement, all revenue from the arrangement is deferred until the earlier of the point at which such sufficient VSOE of fair value is established or all elements within the arrangement are delivered. If VSOE of fair value exists for all undelivered elements, but does not exist for one or more delivered elements, the arrangement consideration is allocated to the various elements of the arrangement using the residual method of accounting. Under the residual method, the amount of the arrangement consideration allocated to the delivered elements is equal to the total arrangement consideration less the aggregate fair value of the undelivered elements. Using this method, any potential discount on the arrangement is allocated entirely to the delivered elements, which ensures that the amount of revenue recognized at any point in time is not overstated. Under the residual method, if VSOE of fair value exists for the undelivered element, generally PCS, the fair value of the undelivered element is deferred and recognized ratably over the term of the PCS contract, and the remaining portion of the arrangement is recognized as revenue upon delivery, which generally occurs upon delivery of the product or implementation of the system.

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

b)     Goodwill and Intangible Assets

Goodwill

Goodwill relates to the excess of cost over the fair value of net assets resulting from an acquisition. Our goodwill is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset is more likely than not impaired. Our goodwill impairment testing date is October 1, which aligns with the timing of the Company’s annual strategic planning process, which enables the Company to incorporate the reporting units’ long-term financial projections which are generated from the annual strategic planning process as a basis for performing our impairment testing. For purposes of impairment testing, we have determined that our reporting units are the operating segments based on our organizational structure, the financial information that is provided to and reviewed by segment management and aggregation criteria applicable to component businesses that are economically similar. The impairment testing is a two-step process. The first step is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount. We concluded that a taxable transaction approach should be used. We determined the fair value of each reporting unit using a combination of an income approach using discounted cash flow analysis and a market approach comparing actual market transactions of businesses that are similar to our business. In addition, market multiples of publicly traded guideline companies also were considered. We considered the relative strengths and weaknesses inherent in the valuation methodologies utilized in each approach and consulted with a third party valuation specialist to assist in determining the appropriate weighting. The discounted cash flow analysis requires us to make various judgmental assumptions, including assumptions about future cash flows, growth rates and weighted average cost of capital (discount rate). The assumptions about future cash flows and growth rates are based on the current and long-term business plans of each reporting unit. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. If necessary, the second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount in excess of the carrying amount of goodwill over its implied fair value. The implied fair value of goodwill is determined in a similar manner as the determination of goodwill recognized in a business combination. We assign the fair value of a reporting unit to all of the assets and liabilities of that unit, including intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities represents the implied fair value of goodwill.

The valuation methodologies described above have been consistently applied for all years discussed below.

2010 Impairment Analysis — There was no impairment of goodwill for our three reporting units from our annual goodwill impairment assessment performed as of October 1, 2010. The fair value of our MCS reporting unit exceeded its carrying value by 4.2% and thus was at risk of failing step one of the goodwill impairment test, and was therefore at risk of a future impairment in the event of significant unfavorable changes in the forecasted cash flows or the key assumptions used in our analysis, including the weighted average cost of capital (discount rate) and growth rates utilized in the discounted cash flow analysis.

2011 Impairment Analysis — There was no impairment of goodwill for our BCS and ATS reporting units from annual goodwill impairment assessment performed as of October 1, 2011. The fair value of our ATS reporting unit exceeded its carrying value by 7.6% and thus was at risk of failing step one of the goodwill impairment test, and was therefore at risk of a future impairment in the event of significant unfavorable changes in the forecasted cash flows or the key assumptions used in our analysis, including the weighted average cost of capital (discount rate) and growth rates utilized in the discounted cash flow analysis. We determined during our step one of impairment testing that the fair value of the MCS reporting unit was less than its respective carrying value, as a result of a decline in the expected future cash flows for the reporting unit. In making our assessment regarding MCS future cash flows, a number of specific factors arose from our annual strategic planning process in the fourth quarter, including an assessment of historical operating results, key customer inputs, and anticipated development expenditures required to migrate the product portfolio in line with the changing market dynamics, including the evolution from a proprietary to open standards IP architecture. As a result of these factors, the

Company decided to shift some investment from the MCS reporting unit to its BCS reporting unit. Given the decision to reduce our investment going forward, we correspondingly moderated our long term projections for the MCS segment. The Company proceeded to step two of the goodwill impairment test to determine the implied fair value of the MCS goodwill. The Company concluded that the implied fair value of the goodwill was less than its carrying value, which resulted in a write off of all goodwill as of October 1, 2011 of $41.2 million before tax ($33.9 million after tax) for the MCS reporting unit. This expense was recorded in impairment of goodwill and intangibles line on the consolidated statements of operations.

2012 Impairment Analysis — There was no impairment of goodwill for our BCS and ATS reporting units from our annual goodwill impairment assessment performed as of October 1, 2012. The fair value of our ATS reporting unit exceeded its carrying value by $48.6 million, or 22.1%, and thus was at risk of failing step one of the goodwill impairment test, and was therefore at risk of a future impairment in the event of significant unfavorable changes in the forecasted cash flows or the key assumptions used in our analysis, including the weighted average cost of capital (discount rate) and growth rates utilized in the discounted cash flow analysis.

The following table sets forth the information regarding our ATS reporting unit as of October 1, 2012 (annual goodwill impairment testing date), including key assumptions (dollars in thousands):

	Key Assumptions		% Fair Value Exceeds Carrying Value as of October 1, 2012	Goodwill as of October 1, 2012
	Discount Rate	Terminal Growth Rate	Percentage	Amount	Percent of Total Assets
ATS	13.0%	3.0%	22.1%	$35,027	11.2%

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

•	volatility in the capital (equity and debt) markets, resulting in a higher discount rate; and

•	legal proceeding settlements and/or recoveries, and its effect on future cash flows.

As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment test will prove to be accurate predictions of the future. Although management believes the assumptions and estimates made are reasonable and appropriate, different assumptions and estimates could materially impact the reported financial results. The table below provides sensitivity analysis related to the impact of each of the key assumptions, on a standalone basis, on the resulting percentage change in fair value of our ATS reporting unit as of October 1, 2012:

	Percentage Reduction in Fair Value (Income Approach)
	Assuming Hypothetical 10% Reduction in cash flows	Assuming Hypothetical 1% increase in Discount Rate	Assuming Hypothetical 1% decrease in Terminal Growth Rate
ATS	-6.6%	-7.0%	-2.8%

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

No review for impairment of long-lived assets was conducted in 2010 and 2012 as no indicators of impairment existed. In 2011, indicators of impairment existed for long-lived assets associated with the MCS reporting unit due to changes in projected operating results and cash flows. As such, we tested the MCS long-lived assets for recoverability by grouping assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. This was determined to be the MCS reporting unit level. We compared the undiscounted cash flows over the estimated useful life of the primary asset in the group. The estimated cash flows included revenues and expenses directly associated with and arise from the use of the asset group. Based upon the analysis, the undiscounted cash flows used in the recoverability test were less than the carrying amount of the asset group. We determined the fair value of the long-lived asset group and recognized an impairment loss for the amount the carrying amount of the long-lived asset group exceeded its fair value. In the fourth quarter of 2011, an impairment loss of $47.4 million before tax ($29.1 million after tax) related to MCS customer relationships was recorded.

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

Our reserves for uncollectible accounts and sales returns and allowances were $1.6 million and $1.4 million as of December 31, 2012 and 2011, respectively.

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

f)     Income Taxes

Considerable judgment must be exercised in determining the proper amount of deferred income tax assets to record on the balance sheet and also in concluding as to the correct amount of income tax liabilities relating to uncertain tax positions.

Deferred income tax assets must be evaluated quarterly and a valuation allowance should be established and maintained when it is more-likely-than-not that all or a portion of deferred income tax assets will not be realized. In determining the likelihood of realizing deferred income tax assets, management must consider all positive and negative evidence, such as the probability of future taxable income, tax planning, and the historical profitability of the entity in the jurisdiction where the asset has been recorded. Significant judgment must also be utilized by management in modeling the future taxable income of a legal entity in a particular jurisdiction. Whenever management subsequently concludes that it is more-likely-than-not that a deferred income tax asset will be realized, the valuation allowance must be partially or totally removed.

Uncertain tax positions occur, and a resulting income tax liability is recorded, when management concludes that an income tax position fails to achieve a more-likely-than-not recognition threshold. In evaluating whether or not an income tax position is uncertain, management must presume the income tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information and management must consider the technical merits of an income tax position based on the statutes, legislative intent, regulations, rulings and case law specific to each income tax position. Uncertain income tax positions must be evaluated quarterly and, when they no longer fail to meet the more-likely-than-not recognition threshold, the related income tax liability must be derecognized.

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

We have certain international customers who are billed in their local currency. Changes in the monetary exchange rates may adversely affect our results of operations and financial condition. To manage the volatility relating to these typical business exposures, we may enter into various derivative transactions, when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. The euro is the predominant currency of the customers who are billed in their local currency. Taking into account the effects of foreign currency fluctuations of the euro and pesos versus the dollar, a hypothetical 10% weakening of the U.S. dollar (as of December 31, 2012) would provide a gain on foreign currency of approximately $0.7 million. Conversely, a hypothetical 10% strengthening of the U.S. dollar would provide a loss on foreign currency of approximately $0.7 million. Any gain or loss would be partially mitigated by the hedges as discussed below. As of December 31, 2012, we had no material contracts, other than accounts receivable, denominated in foreign currencies.

We regularly review our forecasted sales in euros and enter into option contracts when appropriate. In the event that we determine a hedge to be ineffective prior to expirations, earnings may be effected by the change in the hedge value. As of December 31, 2012, we had option collars outstanding with notional amounts totaling 7.5 million euros and 26.3 million Israeli shekels maturing in 2013. As of December 31, 2012, we had forward contracts outstanding with notional amounts totaling 1.5 million euros, which mature through 2013. The fair value of these option collars and forward contracts was a net asset of approximately $0.1 million as of December 31, 2012.

Item 8.	Consolidated Financial Statements and Supplementary Data

The report of our independent registered public accounting firm and consolidated financial statements and notes thereto for the Company are included in this Report and are listed in the Index to Consolidated Financial Statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

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

Under management’s supervision, an evaluation of the design and effectiveness of ARRIS’ internal control over financial reporting was conducted based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that ARRIS’ internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of ARRIS’ internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm retained as auditors of ARRIS Group, Inc.’s financial statement, as stated in their report which is included herein.

/s/ R J STANZIONE
Robert J. Stanzione Chief Executive Officer, Chairman

/s/ DAVID B, POTTS
David B. Potts Executive Vice President, Chief Financial Officer and Chief Accounting Officer

February 27, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of ARRIS Group, Inc.

We have audited ARRIS Group, Inc’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ARRIS Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, ARRIS Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ARRIS Group, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholder’s equity, for each of the three years in the period ended December 31, 2012, and our report dated February 27, 2013 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Atlanta, Georgia

February 27, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of ARRIS Group, Inc.

We have audited the accompanying consolidated balance sheets of ARRIS Group, Inc. as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of ARRIS’ management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ARRIS Group, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ARRIS Group, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2013 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Atlanta, Georgia

February 27, 2013

ARRIS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(in thousands except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$131,703	$235,875
Short-term investments, at fair value	398,414	282,904

Total cash, cash equivalents and short-term investments	530,117	518,779
Restricted cash	4,722	4,101
Accounts receivable (net of allowances for doubtful accounts of $1,630 in 2012 and $1,443 in 2011)	188,581	152,437
Other receivables	350	8,789
Inventories (net of reserves of $9,977 in 2012 and $12,243 in 2011)	133,848	115,912
Prepaids	11,682	10,408
Current deferred income tax assets	24,944	22,048
Other current assets	25,648	27,071

Total current assets	919,892	859,545
Property, plant and equipment (net of accumulated depreciation of $151,836 in 2012 and $130,331 in 2011)	54,378	61,375
Goodwill	194,115	194,542
Intangible assets (net of accumulated amortization of $239,668 in 2012 and $209,374 in 2011)	94,529	124,823
Investments	86,164	71,095
Noncurrent deferred income tax assets	47,431	38,433
Other assets	9,385	10,997

	$1,405,894	$1,360,810

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,719	$40,671
Accrued compensation, benefits and related taxes	29,773	36,764
Accrued warranty	2,882	3,350
Deferred revenue	44,428	43,746
Current portion of long-term debt	222,124	—
Other accrued liabilities	25,795	33,325

Total current liabilities	370,721	157,856
Long-term debt, net of current portion	—	209,766
Accrued pension	26,883	25,260
Noncurrent income tax liability	24,389	24,450
Noncurrent deferred income tax liabilities	351	337
Other noncurrent liabilities	23,162	26,936

Total liabilities	445,506	444,605

Stockholders’ equity:
Preferred stock, par value $1.00 per share, 5.0 million shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share, 320.0 million shares authorized; 114.1 million and 114.8 million shares issued and outstanding in 2012 and 2011, respectively	1,488	1,449
Capital in excess of par value	1,285,575	1,245,115
Treasury stock at cost, 34.2 million and 29.8 million shares in 2012 and 2011	(306,330)	(254,409)
Accumulated deficit	(11,809)	(65,268)
Unrealized gain (loss) on marketable securities (net of accumulated tax (expense) benefit of $125 in 2012 and $(119) in 2011)	206	(267)
Unfunded pension liability (net of accumulated tax effect of $2,272 in 2012 and $3,257 in 2011)	(8,558)	(10,231)
Cumulative translation adjustments	(184)	(184)

Total stockholders’ equity	960,388	916,205

	$1,405,894	$1,360,810

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2012	2011	2010
	(in thousands, except per share data)
Net sales:
Products	$1,181,607	$944,338	$963,815
Services	172,056	144,347	123,691

Total net sales	1,353,663	1,088,685	1,087,506
Cost of sales:
Products	808,599	606,653	604,859
Services	82,487	71,519	58,558

Total cost of sales	891,086	678,172	663,417

Gross margin	462,577	410,513	424,089
Operating expenses:
Selling, general, and administrative expenses	161,338	148,755	137,694
Research and development expenses	170,706	146,519	140,468
Acquisition costs	5,870	3,205	—
Restructuring charges	6,761	4,360	65
Impairment of goodwill and intangible assets	—	88,633	—
Amortization of intangible assets	30,294	33,649	35,957
Loss on sale of product line	337	—	—

Total operating expenses	375,306	425,121	314,184

Operating income (loss)	87,271	(14,608)	109,905
Other expense (income):
Interest expense	17,797	16,939	17,965
Loss (gain) on debt retirement	—	19	(373)
Loss (gain) on investments	(1,404)	1,570	(414)
Loss (gain) on foreign currency	786	(580)	(44)
Interest income	(3,242)	(3,154)	(1,997)
Other expense (income), net	(962)	(891)	138

Income (loss) before income taxes	74,296	(28,511)	94,630
Income tax expense (benefit)	20,837	(10,849)	30,502

Net income (loss)	$53,459	$(17,662)	$64,128

Net income (loss) per common share:
Basic	$0.47	$(0.15)	$0.51

Diluted	$0.46	$(0.15)	$0.50

Weighted average common shares:
Basic	114,161	120,157	125,157

Diluted	116,514	120,157	128,271

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
	2012	2011	2010
	(in thousands)
Net income (loss):	$53,459	$(17,662)	$64,128
Unrealized gain (loss) on marketable securities, net of tax expense (benefit) of $244, $343 and $(224) 2012, 2011 and 2010, respectively	473	(659)	364
Unfunded pension liability, net of tax expense (benefit) of $985, $2,595 and $(283), respectively	1,673	(4,418)	228

Comprehensive income (loss), net of tax	$55,605	$(22,739)	$64,720

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Operating activities:
Net income (loss)	$53,459	$(17,662)	$64,128
Depreciation	27,953	24,139	22,865
Amortization of intangible assets	30,294	33,649	35,957
Amortization of deferred finance fees	639	647	691
Impairment of goodwill and intangible assets	—	88,633	—
Deferred income tax provision	(13,989)	(12,144)	8,588
Deferred income tax related to goodwill and intangible assets impairments	—	(25,584)	—
Stock compensation expense	27,906	22,055	21,827
Provision for doubtful accounts	240	200	(283)
Loss (gain) on debt retirement	—	19	(373)
Non cash interest expense	12,358	11,545	11,325
Loss on disposal of product line	337	—	—
Loss on disposal of fixed assets	82	16	406
Loss (gain) on investments	(1,404)	1,570	(414)
Excess income tax benefits from stock-based compensation plans	(3,549)	(3,668)	(2,752)
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(37,139)	(22,093)	18,058
Other receivables	8,398	(1,635)	(59)
Inventories	(21,491)	(7,144)	(5,912)
Accounts payable and accrued liabilities	(5,675)	433	(48,308)
Prepaids and other, net	5,982	20,177	(7,235)

Net cash provided by operating activities	84,401	113,153	118,509
Investing activities:
Purchases of investments	(418,956)	(277,937)	(514,376)
Sales of investments	286,013	296,774	364,077
Purchases of property, plant and equipment	(21,507)	(23,307)	(22,645)
Sale of property, plant, and equipment	139	84	245
Acquisition, net of cash acquired	—	(130,227)	(4,000)
Sale of product line	3,249	—	—

Net cash used in investing activities	(151,062)	(134,613)	(176,699)

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Financing activities:
Proceeds from issuance of common stock, net	$20,304	$22,985	$7,178
Repurchase of common stock	(51,921)	(109,123)	(69,326)
Payment of debt obligations	—	—	(124)
Early redemption of long-term debt	—	(4,984)	(23,287)
Excess income tax benefits from stock-based compensation plans	3,549	3,668	2,752
Repurchase of shares to satisfy employee tax withholdings	(9,443)	(8,332)	(6,447)

Net cash used in financing activities	(37,511)	(95,786)	(89,254)
Net decrease in cash and cash equivalents	(104,172)	(117,246)	(147,444)
Cash and cash equivalents at beginning of year	235,875	353,121	500,565

Cash and cash equivalents at end of year	$131,703	$235,875	$353,121

Supplemental cash flow information:
Interest paid during the year	$4,759	$4,731	$5,137

Income taxes paid during the year	$30,082	$5,949	$36,598

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Cumulative Translation Adjustments	Total
Balance, January 1, 2010	$1,388	$1,183,872	$(75,960)	$(111,734)	$(6,013)	$(184)	$991,369
Net income	—	—	—	64,128	—	—	64,128
Other comprehensive income, net of tax	—	—	—	—	592	—	592
Compensation under stock award plans	—	21,827	—	—	—	—	21,827
Issuance of common stock and other	21	710	—	—	—	—	731
Repurchase of common stock	—	—	(69,326)	—	—	—	(69,326)
Impact of debt redemption, net of deferred taxes	—	(2,449)	—	—	—	—	(2,449)
Income tax benefit related to exercise of stock options	—	2,197	—	—	—	—	2,197

Balance, December 31, 2010	1,409	1,206,157	(145,286)	(47,606)	(5,421)	(184)	1,009,069
Net loss	—	—	—	(17,662)	—	—	(17,662)
Other comprehensive loss, net of tax	—	—	—	—	(5,077)	—	(5,077)
Compensation under stock award plans	—	22,055	—	—	—	—	22,055
Issuance of common stock and other	40	14,894	—	—	—	—	14,934
Repurchase of common stock	—	—	(109,123)	—	—	—	(109,123)
Impact of debt redemption, net of deferred taxes	—	(604)	—	—	—	—	(604)
Income tax benefit related to exercise of stock options	—	2,613	—	—	—	—	2,613

Balance, December 31, 2011	1,449	1,245,115	(254,409)	(65,268)	(10,498)	(184)	916,205
Net income	—	—	—	53,459	—	—	53,459
Other comprehensive income, net of tax	—	—	—	—	2,146	—	2,146
Compensation under stock award plans	—	27,906	—	—	—	—	27,906
Issuance of common stock and other	39	10,822	—	—	—	—	10,861
Repurchase of common stock	—	—	(51,921)	—	—	—	(51,921)
Income tax benefit related to exercise of stock options	—	1,732	—	—	—	—	1,732

Balance, December 31, 2012	$1,488	$1,285,575	$(306,330)	$(11,809)	$(8,352)	$(184)	$960,388

See accompanying notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

ARRIS Group, Inc. (together with its consolidated subsidiaries, except as the context otherwise indicates, “ARRIS” or the “Company”), is a global communications technology company, headquartered in Suwanee, Georgia. ARRIS operates in three business segments, Broadband Communications Systems, Access, Transport & Supplies, and Media & Communications Systems. ARRIS specializes in integrated broadband network solutions that include products, systems and software for content and operations management (including video on demand(“VOD”), and professional services. ARRIS is a leading developer, manufacturer and supplier of telephony, data, video, construction, rebuild and maintenance equipment for the broadband communications industry. In addition, the Company is a leading supplier of infrastructure products used by cable system operators to build-out and maintain hybrid fiber-coaxial (“HFC”) networks. The Company provides its customers with products and services that enable reliable, high-speed, two-way broadband transmission of video, telephony, and data.

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

From time to time, the Company has held certain investments in the common stock or preferred stock of publicly-traded and private companies, which were classified as available-for-sale or cost-method investments. As of December 31, 2012 and 2011, the Company’s holdings in these investments were $6.0 million and $5.8 million, respectively. As of December 31, 2012 and 2011, ARRIS had unrealized gains (losses) related to available-for-sale securities of approximately $0.2 million and $(0.3) million, respectively, included in accumulated other comprehensive income (loss).

The Company has a deferred compensation plan that does not qualify under Section 401(k) of the Internal Revenue Code, which was available to certain current and former officers and key executives of C-COR Incorporated (“C-COR”). During 2008, this plan was merged into a new non-qualified deferred compensation plan which is also available to key executives of the Company. Employee compensation deferrals and matching contributions are held in a rabbi trust, which is a funding vehicle used to protect the deferred compensation from various events (but not from bankruptcy or insolvency).

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

Software Sold Without Tangible Equipment — ARRIS sells internally developed software as well as software developed by outside third parties that does not require significant production, modification or customization. For arrangements that contain only software and the related post-contract support, the Company recognizes revenue in accordance with the applicable software revenue recognition guidance. If the arrangement includes multiple elements that are software only, then the software revenue recognition guidance is applied and the fee is allocated to the various elements based on vendor-specific objective evidence (“VSOE”) of fair value. If sufficient VSOE of fair value does not exist for the allocation of revenue to all the various elements in a multiple element software arrangement, all revenue from the arrangement is deferred until the earlier of the point at which such sufficient VSOE of fair value is established or all elements within the arrangement are delivered. If VSOE of fair value exists for all undelivered elements, but does not exist for one or more delivered elements, the arrangement consideration is allocated to the various elements of the arrangement using the residual method of accounting. Under the residual method, the amount of the arrangement consideration allocated to the delivered elements is equal to the total arrangement consideration less the aggregate fair value of the undelivered elements. Under the residual method, if VSOE of fair value exists for the undelivered element, generally post contract support (“PCS”), the fair value of the undelivered element is deferred and recognized ratably over the term of the PCS contract, and the remaining portion of the arrangement is recognized as revenue upon delivery. If sufficient VSOE of fair value does not exist for PCS, revenue for the arrangement is recognized ratably over the term of support.

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

Value Added Resellers — ARRIS typically employs the sell-in method of accounting for revenue when using a Value Added Reseller (“VAR”) as our channel to market. Because product returns are restricted, revenue under this method is generally recognized at the time of shipment to the VAR provided all criteria for recognition are met. There are occasions, based on facts and circumstances surrounding the VAR transaction, where ARRIS will employ the sell-through method of recognizing revenue and defer that revenue until payment occurs.

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

For multiple element arrangements that include software or have a software-related element that is more than incidental and does involve significant production, modification or customization, revenue is recognized using the contract accounting guidelines by applying the percentage-of-completion or completed-contract method. The Company recognizes software license and associated professional services revenue for its mobile workforce management software license product installations using the percentage of completion method of accounting as the Company believes that its estimates of costs to complete and extent of progress toward completion of such contracts are reliable. For certain software license arrangements where professional services are being provided and are deemed to be essential to the functionality or are for significant production, modification, or customization of the software product, both the software and the associated professional service revenue are recognized using the completed contract method. The completed-contract method is used for these particular arrangements because they are considered short-term arrangements and the financial position and results of operations would not be materially different from those under the percentage-of-completion method. Under the completed-contract method, revenue is recognized when the contract is complete, and all direct costs and related revenues are deferred until that time. The entire amount of an estimated loss on a contract is accrued at the time a loss on a contract is projected. Actual profits and losses may differ from these estimates.

For arrangements that fall within the software revenue recognition guidance, the fee is allocated to the various elements based on VSOE of fair value. If sufficient VSOE of fair value does not exist for the allocation of revenue to all the various elements in a multiple element arrangement, all revenue from the arrangement is deferred until the earlier of the point at which such sufficient VSOE of fair value is established or all elements within the arrangement are delivered. If VSOE of fair value exists for all undelivered elements, but does not exist for one or more delivered elements, the arrangement consideration is allocated to the various elements of the arrangement using the residual method of accounting. Under the residual method, the amount of the arrangement consideration allocated to the delivered elements is equal to the total arrangement consideration less the aggregate fair value of the undelivered elements. Using this method, any potential discount on the arrangement is allocated entirely to the delivered elements, which ensures that the amount of revenue recognized at any point in time is not overstated. Under the residual method, if VSOE of fair value exists for the undelivered element, generally PCS, the fair value of the undelivered element is deferred and recognized ratably over the term of the PCS contract, and the remaining portion of the arrangement is recognized as revenue upon delivery, which generally occurs upon delivery of the product or implementation of the system.

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

(f)    Shipping and Handling Fees

Shipping and handling costs for the years ended December 31, 2012, 2011, and 2010 were approximately $3.6 million, $3.3 million and $11.3 million, respectively, and are classified in net sales and cost of sales.

(g)    Depreciation of Property, Plant and Equipment

The Company provides for depreciation of property, plant and equipment on the straight-line basis over estimated useful lives of 10 to 40 years for buildings and improvements, 2 to 10 years for machinery and equipment, and the shorter of the term of the lease or useful life for leasehold improvements. Included in depreciation expense is the amortization of landlord funded tenant improvements which amounted to $0.5 million in 2012 and $0.6 million in 2011. Depreciation expense, including amortization of capital leases, for the years ended December 31, 2012, 2011, and 2010 was approximately $28.0 million, $24.1 million, and $22.9 million, respectively.

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

The annual tests were performed in the fourth quarters of 2010, 2011, and 2012 with an assessment date of October 1.

In 2010 and 2012, no impairments of goodwill were recorded. In 2011, in performing step one of impairment testing, the Company determined that the fair value of the MCS reporting unit was less than its respective carrying amount, as a result of a decline in the expected future cash flows for the reporting unit. The Company proceeded to step two of the goodwill impairment test to determine the implied fair value of the MCS goodwill. The Company concluded that the implied fair value of the goodwill was less than its carrying value, which resulted in a full impairment charge as of October 1, 2011 of $41.2 million before tax ($33.9 million after tax) for the MCS reporting unit.

As of December 31, 2012, the Company had goodwill of $194.1 million, of which $34.7 million related to the ATS reporting unit and $159.4 million related to the BCS reporting unit.

Other intangible assets represent acquired intangible assets, which include developed technology, in-process research and development, customer relationships, covenants not-to-compete, and order backlog. Amounts assigned to other identifiable intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives as follows:

Intangibles with finite useful lives:

Acquired technology	4 -10 years
Customer relationships	2 -10 years
Non-compete agreements	2 years
Trademarks	2 years
Order backlog	1 - 2 years

Intangibles with indefinite useful lives:

In-process research and development	Indefinite

Acquired in-process research and development assets are initially recognized and measured at fair value and classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. Accordingly, during the development period after the acquisition date, this asset will not be amortized as charges to earnings; instead these assets will be subject to periodic impairment testing. Upon successful completion of the development process for the acquired in-process research and development project, the asset would then be considered a finite-lived intangible asset and amortization of the asset will commence.

As of December 31, 2012, the financial statements included intangible assets of $94.5 million, net of accumulated amortization of $239.7 million. As of December 31, 2011, the financial statements included intangible assets of $124.8 million, net of accumulated amortization of $209.4 million. The values assigned were calculated using an income approach utilizing the cash flow expected to be generated by these intangible assets.

No review for impairment of long-lived assets was conducted in 2010 or 2012 as no indicators of impairment existed. In 2011, indicators of impairment existed for long-lived assets associated with the MCS reporting unit due to changes in projected operating results and cash flows. In the fourth quarter of 2011, an impairment loss of $47.4 million before tax ($29.1 million after tax) related to MCS customer relationships was recorded.

See Note 14 of Notes to the Consolidated Financial Statements for further information on goodwill and intangible assets.

(i)    Advertising and Sales Promotion

Advertising and sales promotion costs are expensed as incurred. Advertising expense was approximately $0.2 million, $0.6 million, and $0.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

(j)    Research and Development

Research and development (“R&D”) costs are expensed as incurred. ARRIS’ research and development expenditures for the years ended December 31, 2012, 2011 and 2010 were approximately $170.7 million, $146.5 million, and $140.5 million, respectively. The expenditures include compensation costs, materials, other direct expenses, and allocated costs of information technology, telecommunications, and facilities.

(k)    Warranty

ARRIS provides warranties of various lengths to customers based on the specific product and the terms of individual agreements. For further discussion, see Note 9 of the Notes to the Consolidated Financial Statements, Guarantees for further discussion.

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

See Note 17 of Notes to the Consolidated Financial Statements for further discussion.

(m)    Foreign Currency Translation

A significant portion of the Company’s products are manufactured or assembled in China and Mexico, and we have research and development centers in China, Ireland and Israel. Sales into international markets have been and are expected in the future to be an important part of the Company’s business. These foreign operations are subject to the usual risks inherent in conducting business abroad, including risks with respect to currency exchange rates, economic and political destabilization, restrictive actions and taxation by foreign governments, nationalization, the laws and policies of the United States affecting trade, foreign investment and loans, and foreign tax laws.

Certain international customers are billed in their local currency. The Company uses a hedging strategy and enters into forward or currency option contracts based on a percentage of expected foreign currency revenues. The percentage can vary, based on the predictability of the revenues denominated in foreign currency.

As of December 31, 2012, the Company had option collars outstanding with notional amounts totaling 7.5 million euros and 26.3 million Israeli shekels, which mature through 2013. As of December 31, 2012, the Company had forward contracts outstanding with notional amounts totaling 1.5 million euros, which mature through 2013. The fair value of option and forward contracts as of December 31, 2012 and 2011 were a net asset of approximately $0.1 million and $2.7 million. During the years ended December 31, 2012, 2011 and 2010, the Company recognized net gain of $0.3 million, $0.8 million, and $1.0 million, respectively, related to option contracts.

Currently, all foreign currency hedges are recorded at fair value and the gains or losses are included in loss (gain) on foreign currency on the Consolidated Statements of Operations.

(n)    Israeli Severance Pay

The Company’s wholly-owned subsidiary located in Israel is required to fund future severance liabilities determined in accordance with Israeli severance pay laws. Under these laws, employees are entitled upon termination to one month’s salary for each year of employment or portion thereof. The Company records compensation expense to accrue for these costs over the employment period, based on the assumption that the benefits to which the employee is entitled, if the employee separates immediately. The Company funds the liability by monthly deposits in insurance policies and severance funds. The value of the severance fund assets are primarily recorded in other non-current assets on the Company’s consolidated balance sheets, which was $3.8 million as of December 31, 2012. The liability for long-term severance accrued on the Company’s consolidated balance sheets was $4.2 million as of December 31, 2012.

(o)    Stock-Based Compensation

See Note 19 of Notes to the Consolidated Financial Statements for further discussion of the Company’s significant accounting policies related to stock based compensation.

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

•

Current portion of long-term debt: The fair value of the Company’s convertible subordinated debt is based on its quoted market price and totaled approximately $222.1 million and $233.8 million at December 31, 2012 and 2011, respectively.

•

Foreign exchange contracts: The fair values of the Company’s foreign currency contracts are estimated based on dealer quotes, quoted market prices of comparable contracts adjusted through interpolation where necessary, maturity differences or if there are no relevant comparable contracts on pricing models or formulas by using current assumptions. As of December 31, 2012, the Company had option collars outstanding with notional amounts totaling 7.5 million euros and 26.30 million Israeli shekels, which mature through 2013. As of December 31, 2012, the Company had forward contracts outstanding with notional amounts totaling 1.5 million euros, which mature through 2013. The fair value of option and forward contracts as of December 31, 2012 and 2011 were net asset of approximately $0.1 million and $2.7 million.

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

(r)    Comprehensive Income (Loss)

The components of comprehensive income (loss) include net income (loss), unrealized gains (losses) on available-for-sale securities, and change in unfunded pension liability, net of tax, if applicable. Comprehensive income (loss) is presented in the consolidated statements of comprehensive income (loss).

Note 3. Impact of Recently Issued Accounting Standards

In July 2012, the FASB issued a new accounting guidance that simplifies the impairment test for indefinite-lived intangible assets other than goodwill. The new guidance gives the option to first assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative valuation test. This guidance is effective for indefinite-lived intangible asset impairment tests performed in interim and annual periods for fiscal years beginning after September 15, 2012. Early adoption is permitted. ARRIS adopted the accounting standard in the fourth quarter of 2012. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

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

In June 2011, FASB issued guidance regarding the presentation of comprehensive income. This guidance requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance is effective on a retrospective basis for the interim and annual periods ending on or after December 15, 2011. ARRIS adopted the accounting standard in the first quarter of 2012 and elected to present the information in two separate but consecutive statements. The adoption of this guidance did not change the items that must be reported in other comprehensive income and therefore did not affect the Company’s consolidated financial statements.

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

Note 4. Investments

ARRIS’ investments as of December 31, 2012 and 2011 consisted of the following (in thousands):

	As of December 31, 2012	As of December 31, 2011
Current Assets:
Available-for-sale securities	$398,414	$282,904
Noncurrent Assets:
Available-for-sale securities	80,164	70,095
Cost method investments	6,000	1,000

Total classified as non-current assets	86,164	71,095

Total	$484,578	$353,999

ARRIS’ investments in debt and marketable equity securities are categorized as available-for-sale. The Company currently does not hold any held-to-maturity securities. Realized and unrealized gains and losses on trading securities and realized gains and losses on available-for-sale securities are included in net income. Unrealized gains and losses on available-for-sale securities are included in our consolidated balance sheet as a component of accumulated other comprehensive income (loss). The total losses (gains) included in the accumulated other comprehensive income related to available-for-sale securities were $0.2 million and $(0.3) million as of December 31, 2012 and December 31, 2011, respectively. The unrealized gains and losses by individual investment as of December 31, 2012 and 2011 were not material. The amortized cost basis of the Company’s investments approximates fair value.

ARRIS holds cost method investments in private companies. Due to the fact the investments are in private companies, the Company is exempt from estimating the fair value on an interim and annual basis. It is not practical to estimate the fair value since the quoted market price is not available. Furthermore, the cost of obtaining an independent valuation appears excessive considering the materiality of the investments to the Company. However, ARRIS is required to estimate the fair value if there has been an identifiable event or change in circumstance that may have a significant adverse effect on the fair value of the investment. Each quarter, the Company evaluates its investments for any other-than-temporary impairment, by reviewing the current revenues, bookings and long-term plan of the private companies. During the evaluations performed in 2012, ARRIS concluded that two of the private companies had indicators of impairment, and that their fair value had declined. This resulted in other-than-temporary impairment charges of $1.5 million during the year ended December 31, 2012. As a result of the evaluations performed in 2011, ARRIS recorded other-than-temporary impairment charges of $3.0 million. Purchases of cost method investments during the year ended December 31, 2012 were $7.2 million, and disposals during the year were $0.7 million. These investments are recorded at $6.0 million and $1.0 million as of December 31, 2012 and 2011, respectively.

Classification of available-for-sale securities as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity consideration based on market conditions. If management intends to hold the securities for longer than one year as of the balance sheet date, they are classified as non-current.

The contractual maturities of the Company’s investments as of December 31, 2012 are as follows (in thousands):

December 31, 2012
Due in one year or less	$398,414
Due in one to five years	53,914
Due after five years	26,250

Total	478,578

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

The following table presents the Company’s assets measured at fair value on a recurring basis as of December 31, 2012 (in thousands):

	Level 1	Level 2	Level 3	Total
Current investments	$164,941	$233,472	$—	$398,414
Noncurrent investments	405	79,759	—	80,164
Foreign currency contracts — asset position	590	—	—	590
Foreign currency contracts — liability position	513	—	—	513

In addition to the amounts disclosed in the above table, the fair value of the Company’s Israeli severance pay assets, which were almost fully comprised of Level 2 assets, was $3.8 million and $3.7 million as of December 31, 2012 and December 31, 2011, respectively.

All of the Company’s short-term and long-term investments at December 31, 2012 are classified within Level 1 or Level 2 of the fair value hierarchy as they are valued using quoted market prices, market prices for similar securities, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include the Company’s investment in money market funds, mutual funds and municipal bonds. Such instruments are generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on other observable inputs include the Company’s cash surrender value of company owned life insurance, corporate obligations and bonds, commercial paper and certificates of deposit. Such instruments are classified within Level 2 of the fair value hierarchy.

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

The fair values of ARRIS’ derivative instruments recorded in the Consolidated Balance Sheet as of December 31, 2012 and 2011 were as follows (in thousands):

	As of December 31, 2012		As of December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Foreign exchange contracts – asset derivatives	Other current assets	$590	Other current assets	$3,295
Foreign exchange contracts – liability derivatives	Other accrued liabilities	$513	Other accrued liabilities	$546

The change in the fair values of ARRIS’ derivative instruments recorded in the Consolidated Statements of Operations during the years ended December 31, 2012, 2011, and 2010 were as follows (in thousands):

		Years Ended December 31,
	Statement of Operations Location	2012	2011	2010
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Gain on foreign currency	$268	$809	$957

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

The following is a summary of the total consideration transferred of the transaction and the fair values of the assets acquired and liabilities assumed (in thousands):

Cash paid at $2.24 per common share	$162,417
Converted restricted shares for which service was performed pre-acquisition	280

Total consideration transferred	$162,697

Tangible assets and liabilities acquired:
Cash, short-term and long-term investments	$109,263
Account receivable	4,612
Inventory	7,005
Other assets	9,670
Property, plant and equipment	6,010
Deferred tax assets	21,960
Deferred revenue	(9,967)
Accrued compensation, including change of control and Israeli severance liabilities	(19,427)
Accrued legal liability	(495)
Other liabilities	(6,342)

Net tangible assets acquired	122,289
Identifiable intangible assets:
Acquired in-process research and development	7,800
Other identifiable intangible assets:
Existing technology	16,400
Order backlog	700
Customer relationships	12,400

Identifiable intangible assets	37,300
Goodwill	3,108

$162,697

Pending acquisition

On December 19, 2012, ARRIS, General Instrument Holdings, Inc. (“Seller”), Motorola Mobility LLC (“Mobility”), ARRIS Enterprises I, Inc., a subsidiary of ARRIS (“New Holding Company”), and ARRIS Enterprises II, Inc., a subsidiary of New Holding Company (“Merger Sub”), entered into an Acquisition Agreement (the “Agreement”), pursuant to which, subject to the satisfaction or waiver of the conditions therein, ARRIS will acquire the Motorola Home business from Seller (the “Transaction”). Seller and Mobility are both indirect subsidiaries of Google, Inc.

Pursuant to the Agreement, ARRIS will merge with and into Merger Sub, with ARRIS as the surviving corporation, thereby making New Holding Company, a holding company that then would own ARRIS, the surviving corporation (the “Holding Company Formation”). Immediately following the Holding Company Formation, Seller will contribute all of the outstanding shares of General Instrument Corporation to New Holding Company (the “Contribution”). In connection with the Contribution, Seller will receive approximately $2.2 billion in cash and approximately $150 million in newly issued shares of New Holding Company common stock. As part of the Holding Company Formation, each then outstanding share of ARRIS common stock will become, without any action of shareholders, a share of common stock of New Holding Company. New Holding Company will be renamed ARRIS Group, Inc. Both the cash and equity consideration to be received by Seller are subject to certain adjustments as provided for in the Agreement.

The acquisition will enhance the Company’s scale and product breadth in the telecom industry. Notably, the acquisition will bring to ARRIS, Motorola Home’s product scale and scope in video processing and delivery, including a full range of QAM and IP set top box products as well as IP Gateway CPE equipment for data services for telephone service providers. The acquisition will diversify the Company’s customer base and expand dramatically the Company’s international presence. The acquisition will enhance the depth and scale of the Company’s R & D capabilities, particularly in the video arena, and will approximately double the Company’s patent portfolio to nearly 2000 patents and patent applications. In addition, via a license, the Company is provided access to approximately 20,000 Motorola Mobility patents as they relate to the Motorola Home business.

The Transaction is subject to the satisfaction of customary closing conditions, including clearance under the Hart-Scott-Rodino Act (the “HSR Act”). On February 11, 2013, ARRIS received a request for additional information and documentary materials (a “Second Request”) from the Department of Justice regarding ARRIS’ proposed acquisition. The information request was issued in conjunction with the DOJ’s review of the transaction under the HSR Act. The effect of the Second Request is to extend the waiting period imposed by the HSR Act until 30 days after each party to the transaction has substantially complied with the Second Request. ARRIS intends to respond to the information request as quickly as practicable and continue to work cooperatively with the DOJ in connection with its review. ARRIS still expects the Transaction to close in the second quarter of 2013.

Under the Agreement, Seller has agreed to cap ARRIS’ potential liability from certain intellectual property infringement litigation, including certain claims brought by TiVo. The ARRIS exposure is limited to 50% of the first $100 million of exposure for past and future harms or $50 million. ARRIS also has agreed to pay a termination fee of $117.5 million upon the termination of the Agreement in certain circumstances, including the failure to obtain clearance under the HSR Act.

In connection with and subject to the closing of the Transaction, on January 11, 2013, ARRIS entered into an agreement with a subsidiary of Comcast Corporation providing for the purchase of approximately 10.6 million shares of common stock for $150.0 million, subject to the satisfaction of certain closing conditions. The proceeds from the sale will be used to finance a portion of the cash consideration to be paid in the Transaction. As a result of the sale to Comcast, following the closing of the Transaction, Comcast and Google will each own approximately 7.85% of the outstanding ARRIS shares based on ARRIS’ current capitalization plus these two issuances. The share price valuation for the $150 million of shares to be issued to each of the Google, Inc and Comcast Corporation affiliates is exactly the same and was based on the share prices of ARRIS prior to the execution of the Agreement on December 19, 2012.

ARRIS entered into a debt financing commitment letter with Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Royal Bank of Canada, pursuant to which these institutions have committed, subject to conditions, to arrange and provide to ARRIS up to $2.175 billion in senior secured credit facilities comprised of two term loan facilities, in the aggregate amount of up to $1.925 billion, and a revolving credit facility of $250 million. The proceeds from the term loan facilities, together with cash on hand, will be used to pay the remaining portion of the cash consideration for the Transaction and for the payment of expenses related to the Transaction. The revolving credit facility will be used for working capital needs and other general corporate purposes.

Note 8. Disposal of Product Line

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

Information regarding the changes in ARRIS’ aggregate product warranty liabilities for the years ending December 31, 2012 and 2011 were as follows (in thousands):

	2012	2011
January 1,	$6,387	$5,340
Accruals related to warranties (including changes in estimates)	3,125	3,445
Settlements made (in cash or in kind)	(3,443)	(2,398)

Balance at December 31,	$6,069	$6,387

Note 10. Segment Information

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

The Company evaluates performance based on several factors, of which the primary financial measures are revenues and gross margins. A measure of assets is not applicable, as segment assets are not regularly reviewed by the CODM for evaluating performance and allocating resources to the segment. The accounting policies of the operating segments are the same as those described in Note 2 of the Notes to the Consolidated Financial Statements.

The table below presents information about the Company’s reportable segments for the years ended December 31 (in thousands):

	Years ended December 31,
	2012	2011	2010
Business Segment:
BCS:
Sales	$1,081,246	$824,008	$841,164
Gross Margin	373,493	319,925	343,884
ATS:
Sales	207,513	197,687	181,067
Gross Margin	47,079	49,272	45,971
MCS:
Sales	64,904	66,990	65,275
Gross Margin	42,005	41,316	34,234
Total :
Sales	$1,353,663	$1,088,685	$1,087,506
Gross Margin	$462,577	$410,513	$424,089

The following table summarizes the Company’s net intangible assets and goodwill by reportable segment as of December 31, 2012 and 2011 (in thousands):

	Broadband Communications Systems	Access, Transport & Supplies	Media & Communications Systems	Total
December 31, 2012
Goodwill	$159,443	$34,672	$—	$194,115
Intangible assets, net	40,154	52,728	1,647	94,529
December 31, 2011
Goodwill	$158,682	$35,860	$—	$194,542
Intangible assets, net	47,601	73,764	3,458	124,823

The Company’s two largest customers (including their affiliates, as applicable) are Comcast and Time Warner Cable. Over the past year, certain customers’ beneficial ownership may have changed as a result of mergers and acquisitions. Therefore the revenue for ARRIS’ customers for prior periods has been adjusted to include the affiliates under common control. A summary of sales to these customers for 2012, 2011 and 2010 is set forth below (in thousands):

	Years ended December 31,
	2012	2011	2010
Comcast and affiliates	$421,772	$286,987	$268,149
% of sales	31.2%	26.4%	24.7%
Time Warner Cable and affiliates	$243,151	$180,740	$192,680
% of sales	18.0%	16.6%	17.7%

ARRIS sells its products primarily in the United States. The Company’s international revenue is generated from Asia Pacific, Canada, Europe and Latin America. The Asia Pacific market primarily includes China, Hong Kong, Japan, Korea, Singapore, and Taiwan. The European market primarily includes Austria, Belgium, France, Germany, Great Britain, Hungry, Ireland, Israel, the Netherlands, Norway, Poland, Portugal, Romania, Russia, Spain, Sweden, Switzerland and Turkey. The Latin American market primarily includes Argentina, Bahamas,

Brazil, Chile, Columbia, Costa Rica, Ecuador, Honduras, Jamaica, Mexico, Panama, Peru and Puerto Rico. Sales to international customers were approximately 24.6%, 31.3% and 35.2% of total sales for the years ended December 31, 2012, 2011 and 2010, respectively. International sales for the years ended December 31, 2012, 2011 and 2010 were as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Americas, excluding U.S (1)	$202,887	$195,500	$222,185
Asia Pacific	65,554	59,194	63,492
EMEA	65,162	85,824	96,608

Total	$333,603	$340,518	$382,285

(1)	Excludes U.S. sales of $1,020.1 million, $748.2 million and $705.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The following table summarizes ARRIS’ international long-lived assets by geographic region as of December 31, 2012 and 2011 (in thousands):

	As of December 31,
	2012	2011
Americas, excluding U.S.	$354	$411
Asia Pacific	1,847	1,948
EMEA	2,549	4,042

Total	$4,750	$6,401

Note 11. Restructuring Charges

ARRIS has restructuring accruals representing contractual obligations that relate to excess leased facilities and equipment in ARRIS’ ATS segment. Payments will be made over their remaining lease terms through 2014, unless terminated earlier (in thousands):

Balance as of December 31, 2011	$1,144
Payments	(381)
Adjustments to accrual	—

Balance as December 31, 2012	$763

In the fourth quarter of 2011, the Company initiated a restructuring plan as a result of its acquisition of BigBand Networks. The plan focuses on the rationalization of personnel, facilities and systems across multiple segments in the ARRIS organization. During the fourth quarter of 2011, ARRIS recorded a restructuring charge of $3.4 million, of which $3.3 million was related to severance and termination benefits and $0.1 million was related to facilities. In 2012, ARRIS recorded an additional restructuring charge of $6.8 million, of which $5.6 million was related to severance and termination benefits and $1.2 million was related to facilities. As of December 31, 2012, the total liability remaining for this restructuring plan was approximately $0.4 million and is related to facilities. This remaining liability will be paid over the remaining lease terms through 2016, unless terminated earlier (in thousands):

Balance as of December 31, 2011	$3,052
Restructuring charges	6,761
Payments	(9,413)

Balance as December 31, 2012	$400

Note 12. Inventories

Inventories are stated at the lower of average cost, approximating first-in, first-out, or market. The components of inventory are as follows, net of reserves (in thousands):

	December 31,
	2012	2011
Raw material	$24,798	$22,759
Work in process	2,800	3,551
Finished goods	106,250	89,602

Total inventories	$133,848	$115,912

Note 13. Property, Plant and Equipment

Property, plant and equipment, at cost, consisted of the following (in thousands):

	December 31,
	2012	2011
Land	$2,562	$2,612
Buildings and leasehold improvements	25,995	25,243
Machinery and equipment	177,657	163,851

	206,214	191,706
Less: Accumulated depreciation	(151,836)	(130,331)

Total property, plant and equipment, net	$54,378	$61,375

Note 14. Goodwill and Intangible Assets

Goodwill relates to the excess of cost over the fair value of net assets resulting from an acquisition. The Company’s goodwill is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset is more likely than not impaired. The Company’s goodwill impairment assessment date is October 1, which aligns with the timing of the Company’s annual strategic planning process, which enables the Company to incorporate the reporting units’ long-term financial projections which are generated from the annual strategic planning process as a basis for performing our impairment testing. For purposes of impairment testing, the Company has determined that its reporting units are the operating segments based on our organizational structure, the financial information that is provided to and reviewed by segment management and aggregation criteria applicable to component businesses that are economically similar. The impairment testing is a two-step process. The first step is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount. The Company concluded that a taxable transaction approach should be used. The Company determined the fair value of each of its reporting units using a combination of an income approach using discounted cash flow analysis and a market approach comparing actual market transactions of businesses that are similar to those of the Company. In addition, market multiples of publicly traded guideline companies also were considered. The Company considered the relative strengths and weaknesses inherent in the valuation methodologies utilized in each approach and consulted with a third party valuation specialist to assist in determining the appropriate weighting. The discounted cash flow analysis requires the Company to make various judgmental assumptions, including assumptions about future cash flows, growth rates and weighted average cost of capital (discount rate). The assumptions about future cash flows and growth rates are based on the current and long-term business plans of each reporting unit. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. If necessary, the second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount in excess of the carrying amount of goodwill over its implied fair value. The implied fair value of goodwill is determined in a similar manner as the determination of goodwill recognized in a business combination. The Company assigns the fair value of a reporting unit to all of the assets and liabilities of that unit, including intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities represents the implied fair value of goodwill.

The valuation methodologies described above have been consistently applied for all years presented below. See Part II, Item 7, Critical Accounting Policies for further information regarding the Company’s goodwill impairment testing, including key assumptions and sensitivity analysis.

2010 Impairment Analysis — There was no impairment of goodwill for our three reporting units from our annual goodwill impairment assessment performed as of October 1, 2010. The fair value of our MCS reporting unit exceeded its carrying value by 4.2% and thus was at risk of failing step one of the goodwill impairment test, and was therefore at risk of a future impairment in the event of significant unfavorable changes in the forecasted cash flows or the key assumptions used in the analysis, including the weighted average cost of capital (discount rate) and growth rates utilized in the discounted cash flow analysis.

2011 Impairment Analysis — There was no impairment of goodwill for our BCS and ATS reporting units from our annual goodwill impairment assessment performed as of October 1, 2011. The fair value of our ATS reporting unit exceeded its carrying value by 7.6% and thus was at risk of failing step one of the goodwill impairment test, and was therefore at risk of a future impairment in the event of significant unfavorable changes in the forecasted cash flows or the key assumptions used in the analysis, including the weighted average cost of capital (discount rate) and growth rates utilized in the discounted cash flow analysis. The Company determined during its step one of impairment testing that the fair value of the MCS reporting unit was less than its respective carrying value, as a result of a decline in the expected future cash flows for the reporting unit. In making the assessment regarding MCS future cash flows, a number of specific factors arose from the annual strategic planning process in the fourth quarter, including an assessment of historical operating results, key customer inputs, and anticipated development expenditures required to migrate the product portfolio in line with the changing market dynamics, including the evolution from a proprietary to open standards IP architecture. As a result of these factors, the Company decided to shift some investment from the MCS reporting unit to its BCS reporting unit. Given the decision to reduce our investment going forward, the Company correspondingly moderated its long term projections for the MCS segment. The Company proceeded to step two of the goodwill impairment test to determine the implied fair value of the MCS goodwill. The Company concluded that the implied fair value of the goodwill was less than its carrying value, which resulted in a write off of all goodwill as of October 1, 2011 of $41.2 million before tax ($33.9 million after tax) for the MCS reporting unit. This expense was recorded in the impairment of goodwill and intangibles line on the consolidated statements of operations.

2012 Impairment Analysis — There was no impairment of goodwill for our BCS and ATS reporting units from our annual goodwill impairment assessment performed as of October 1, 2012. The fair value of the ATS reporting unit exceeded its carrying value by $48.6 million, or 22.1%, and thus was at risk of failing step one of the goodwill impairment test, and was therefore at risk of a future impairment in the event of significant unfavorable changes in the forecasted cash flows or the key assumptions used in the analysis, including the weighted average cost of capital (discount rate) and growth rates utilized in the discounted cash flow analysis.

The following table sets forth the information regarding the ATS reporting unit as of October 1, 2012 (annual goodwill impairment testing date), including key assumptions (dollars in thousands):

	Key Assumptions		% Fair Value Exceeds Carrying Value as of October 1, 2012	Goodwill as of October 1, 2012
	Discount Rate	Terminal Growth Rate	Percentage	Amount	Percent of Total Assets
ATS	13.0%	3.0%	22.1%	$35,027	11.2%

The table below provides sensitivity analysis related to the impact of each of the key assumptions, on a standalone basis, on the resulting percentage change in fair value of the ATS reporting unit as of October 1, 2012:

	Percentage Reduction in Fair Value (Income Approach)
	Assuming Hypothetical 10% Reduction in cash flows	Assuming Hypothetical 1% increase in Discount Rate	Assuming Hypothetical 1% decrease in Terminal Growth Rate
ATS	-6.6%	-7.0%	-2.8%

Following is a summary of the Company’s goodwill activity (in thousands):

	BCS	ATS	MCS	Total
Balance as of December 31, 2010	$156,335	$36,856	$41,773	$234,964
Adjustment to deferred tax assets – C-COR acquisition		(996)	(583)	(1,579)
Acquisition of BigBand Networks	2,347			2,347
Impairment			(41,190)	(41,190)

Balance as of December 31, 2011	$158,682	$35,860	$—	$194,542
Adjustment to deferred tax assets – C-COR acquisition		(1,188)	—	(1,188)
Adjustment to deferred tax assets – BigBand acquisition	761	—	—	761

Balance as of December 31, 2012	$159,443	$34,672	$—	$194,115

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

No review for impairment of long-lived assets was conducted in 2010 and 2012 as no indicators of impairment existed. In 2011, indicators of impairment existed for long-lived assets associated with the MCS reporting unit due to changes in projected operating results and cash flows. As such, the Company tested the MCS long-lived assets for recoverability by grouping assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company compared the undiscounted cash flows over the estimated useful life of the primary asset in the group. The estimated cash flows included revenues and expenses directly associated with and arise from the use of the asset group. Based upon the analysis, the undiscounted cash flows used in the recoverability test were less than the carrying amount of the asset group. The Company determined the fair value of the long-lived asset group and recognized an impairment loss for the amount the carrying amount of the long-lived asset group exceeded its fair value. In the fourth quarter of 2011, an impairment loss of $47.4 million before tax ($29.1 million after tax) related to MCS customer relationships was recorded. This expense was recorded in the impairment of goodwill and intangibles line on the consolidated statements of operations.

In 2011, the Company recorded acquired in-process research and development assets of $7.8 million associated with the BigBand acquisition which was initially recognized at fair value and classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. Accordingly, during the development period after the acquisition date, this asset was not amortized as a charge to earnings; instead these assets were subject to periodic impairment testing. In 2012, upon successful completion of the development process for the acquired in-process research and development projects, the Company determined no impairment existed with regard to the asset. The asset was then considered a finite-lived intangible asset and reclassified as part of developed technology and amortization of the asset commenced.

The Company’s intangible assets have an amortization period of six months to ten years. The gross carrying amount and accumulated amortization of the Company’s intangible assets as of December 31, 2012 and December 31, 2011 are as follows (in thousands):

	December 31, 2012				December 31, 2011
	Gross Amount	Accumulated Amortization	Net Book Value	Weighted Average Remaining Life (Years)	Gross Amount	Accumulated Amortization	Net Book Value	Weighted Average Remaining Life (Years)
Customer relationships	$250,009	$190,285	$59,724	4.0	$250,009	$172,648	$77,361	4.9
Developed technology	77,769	42,964	34,805	4.4	69,969	30,809	39,160	4.6
Trademarks & patents	257	257	—	—	257	257	—	—
Order backlog	3,000	3,000	—	—	3,000	2,498	502	1.0
Non-compete agreements	3,162	3,162	—	—	3,162	3,162	—	—
In-process R&D	—	—	—	—	7,800	—	7,800	—

Total	$334,197	$239,668	$94,529		$334,197	$209,374	$124,823

Amortization expense recorded on the intangible assets listed in the above table for the years ended December 31, 2012, 2011 and 2010 was $30.3 million, $33.6 million, and $36.0 million, respectively. Amortization on the in-process research and development assets began in the second quarter of 2012. The estimated total amortization expense for each of the next five fiscal years is as follows (in thousands):

2013	$30,245
2014	23,845
2015	23,203
2016	6,773
2017	3,383
Thereafter	7,080

Note 15. Convertible Senior Notes

In 2006, the Company issued $276.0 million of 2% convertible senior notes due 2026. The notes are convertible, at the option of the holder, based on an initial conversion rate, subject to adjustment, of 62.1504 shares per $1,000 principal amount (which represents an initial conversion price of approximately $16.09 per share of our common stock). Upon conversion, the holder will receive up to the principal amount in cash and may receive, depending on the price of ARRIS’ common stock, an additional payment, in cash, ARRIS’ common stock or a combination thereof, at the option of the Company. The additional payment, if any, will be based on a formula which calculates the difference between the initial conversion rate ($16.09) and the market price of ARRIS’ common stock during a period following the date of the conversion. The notes may be converted only upon the occurrence of specified events and during specified periods, including during any calendar quarter in which the closing price of ARRIS’ common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect on the last trading day of the last calendar quarter (which, based on the current conversion price, would be $19.31). As of February 27, 2013, the notes could not be converted by the holders thereof.

The Company may redeem the notes at any time on or after November 15, 2013, subject to certain conditions. In addition, the holders may require the Company to purchase all or a portion of their convertible notes (i) on November 15, 2013, November 15, 2016 and November 15, 2021 and (ii) for a period of time following the occurrence of specified fundamental changes. Upon a redemption, the holder will receive the principal amount of the notes in cash plus any accrued and unpaid interest.

Following the Holding Company Formation that will be undertaken in connection with the acquisition of the Motorola Home business, the conversion feature of the notes will relate to the Holding Company’s common stock, instead of ARRIS’ common stock. Thus, if a holder converts notes following the Holding Company Formation, the amount of consideration paid to such holder will be measured with respect to the Holding Company’s common stock and any equity consideration will be paid in the common stock of the Holding Company. Also, holders will be able to convert the notes or have the Company redeem the notes during a specified period following the Holding Company Formation.

The notes are unsecured senior obligations, and are effectively subordinated to all liabilities, including trade payables and lease obligations of the Company’s subsidiaries. Interest is payable on May 15 and November 15 of each year. There are no significant financial covenants related to the notes. As of December 31, 2012, the carrying amount of the convertible senior notes was $222.1 million and was recorded in current liabilities on the Company’s consolidated balance sheets.

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

ARRIS accounts for the liability and equity components of the notes separately. The Company is accreting the debt discount related to the equity component to non-cash interest expense over the estimated seven year life of the convertible notes, which corresponds to the November 15, 2013 redemption date discussed above. The equity and liability components related to the notes were as follows (in thousands):

	December 31, 2012	December 31, 2011
Carrying amount of the equity component	$48,209	$48,209

Principal amount of the liability component	$232,050	$232,050
Unamortized discount	(9,926)	(22,284)

Net carrying amount of the liability component	$222,124	$209,766

The following table presents the contractual interest coupon and the amortization of the discount on the equity component related to the notes as of December 31, 2012 and December 31, 2011. (in thousands):

	December 31, 2012	December 31, 2011
Contractual interest recognized	$4,641	$4,706
Amortization of discount	12,358	11,545

The effective annual interest rate on the debt component is 7.93%.

The Company paid approximately $7.8 million of finance fees related to the issuance of the notes. Of the $7.8 million, approximately $5.3 million was attributed to the debt component and $2.5 million was attributed to the equity component of the convertible debt instrument. The portion related to the debt component is being amortized over seven years. The remaining balance of unamortized financing costs from these notes as of December 31, 2012 and December 31, 2011 was $0.6 million and $1.2 million, respectively.

The Company has not paid cash dividends on its common stock since its inception.

Note 16. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations for the periods indicated (in thousands except per share data):

	For the Years Ended December 31,
	2012	2011	2010
Basic:
Net income (loss)	$53,459	$(17,662)	$64,128

Weighted average shares outstanding	114,161	120,157	125,157

Basic earnings (loss) per share	$0.47	$(0.15)	$0.51

Diluted:
Net income (loss)	$53,459	$(17,662)	$64,128

Weighted average shares outstanding	114,161	120,157	125,157
Net effect of dilutive shares	2,353	—	3,114

Total	116,514	120,157	128,271

Diluted earnings (loss) per share	$0.46	$(0.15)	$0.50

In November 2006, the Company issued $276.0 million of convertible senior notes. Upon conversion, ARRIS will satisfy at least the principal amount in cash, rather than common stock. This reduced the potential earnings dilution to only include the conversion premium, which is the difference between the conversion price per share of common stock and the average share price. The average share price in 2012, 2011 and 2010 was less than the conversion price and, consequently, did not result in dilution.

Excluded from the dilutive securities described above are employee stock options to acquire 1.7 million, 3.6 million and 3.8 million shares as of December 31, 2012, 2011 and 2010, respectively. These exclusions are made if the exercise prices of these options are greater than the average market price of the common stock for the period, or if we have net losses, both of which have an anti-dilutive effect.

Note 17. Income Taxes

	Years Ended December 31,
	2012	2011	2010

Domestic	$67,620	$(32,759)	$91,373
Foreign	6,676	4,248	3,257

	$74,296	$(28,511)	$94,630

Income tax expense (benefit) consisted of the following (in thousands):

	Years Ended December 31,
	2012	2011	2010
Current — Federal	$26,196	$20,901	$15,482
State	3,440	2,223	4,274
Foreign	4,855	2,406	1,050

	34,491	25,530	20,806

Deferred — Federal	(10,522)	(31,084)	8,418

State	(2,238)	(6,358)	267

Foreign	(894)	1,063	1,011

	(13,654)	(36,379)	9,696

Income tax expense (benefit)	$20,837	$(10,849)	$30,502

A reconciliation of the statutory federal income tax rate of 35% and the effective income tax rates is as follows:

	Years Ended December 31,
	2012	2011	2010
Statutory federal income tax expense (benefit)	35.0%	(35.0)%	35.0%
Effects of:
State income taxes, net of federal benefit	1.4	(6.5)	3.2
Impairment of goodwill Domestic manufacturing deduction	— (4.0)	27.4 (9.6)	— (2.4)
Changes in valuation allowance	(0.7)	(8.0)	0.1
Non-deductible officer compensation	1.0	2.4	0.5
Foreign taxes on U.S. entities less foreign tax credits	(0.4)	2.5	(1.2)
Facilitative acquisition costs	—	4.1	—
Research and development tax credits	(4.8)	(20.0)	(4.3)
Other, net	0.6	4.6	1.3

	28.1%	(38.1)%	32.2%

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of ARRIS’ net deferred income tax assets (liabilities) were as follows (in thousands):

	December 31,
	2012	2011
Current deferred income tax assets:
Inventory costs	$6,407	$6,509
Federal research and development credits	806	433
Federal/state net operating loss carryforwards	3,876	1,165
Foreign net operating loss carryforwards	205	750
Accrued vacation	1,592	1,793
Warranty reserve	781	788
Deferred revenue	14,938	18,820
Other, principally operating expenses	3,978	5,300

Total current deferred income tax assets	32,583	35,558

Noncurrent deferred income tax assets:
Federal/state net operating loss carryforwards	21,245	51,753
Federal capital loss carryforwards	5,678	5,733
Investments	—	142
Foreign net operating loss carryforwards	7,969	7,115
Federal research and development credits	13,041	9,379
Pension and deferred compensation	11,440	11,351
Equity compensation	10,623	11,280
Warranty reserve	1,224	1,162
Capitalized R&D	9,174	10,146
Other, principally operating expenses	5,719	3,365

Total noncurrent deferred income tax assets	86,113	111,426

Total deferred income tax assets	118,696	146,984

Current deferred income tax liabilities:

Other, principally operating expenses	(1,742)	(6,904)

Total current deferred income tax liabilities	(1,742)	(6,904)

Non-current deferred income tax liabilities:
Property, plant and equipment, depreciation and basis differences	(1,833)	(4,612)
Excess tax on future repatriation of foreign earnings	(1,954)	(1,946)
Section 481(a) Adjustment – Deferred Revenue	(1,021)	—
Other noncurrent liabilities	(7,243)	(5,722)
Convertible debt	(3,639)	(8,187)
Goodwill and Intangibles	(11,266)	(17,548)

Total noncurrent deferred income tax liabilities	(26,956)	(38,015)

Total deferred income tax liabilities	(28,698)	(44,919)

Net deferred income tax assets	89,998	102,065
Valuation allowance	(17,974)	(42,039)

Net deferred income tax assets (liabilities)	$72,024	$60,026

The valuation allowance for deferred income tax assets of $18.0 million and $42.0 million at December 31, 2012 and 2011, respectively, relates to the uncertainty surrounding the realization of certain deferred income tax assets in various jurisdictions. The $24.0 million net decrease in valuation allowances for the year was due primarily to the waiver of BigBand net operating losses, which were previously offset by valuation allowances. Based on the applicable IRC Section 382 loss limitation on BigBand net operating losses generated prior to its acquisition by ARRIS, the Company determined that approximately $70.7 million of losses would have expired unutilized. Therefore, the company elected on the 2011 income tax return to waive these losses pursuant to Treasury Regulation 1.1502-32(b)(4), in order to preserve the tax basis of the stock in BigBand Networks, Inc. A valuation allowance should be established and maintained when it is more-likely-than-not that all or a portion of deferred income tax assets will not be realized. The Company continually reviews the adequacy of its valuation allowances by reassessing whether it is more-likely-than-not to realize its various deferred income tax assets.

As of December 31, 2012 and December 31, 2011, ARRIS had $47.0 million and $123.5 million, respectively, of U.S. Federal net operating losses available to offset against future ARRIS taxable income. During 2012, ARRIS utilized approximately $3.3 million of U.S. Federal net operating losses against taxable income. ARRIS waived approximately $70.7 million of U.S. Federal net operating losses relating to the BigBand transaction, in order to preserve stock basis, pursuant to Treasury Regulation 1.1502-32(b)(4). The U.S. Federal net operating losses may be carried forward for twenty years. The available acquired U.S. Federal net operating losses as of December 31, 2012, will expire between the years 2013 and 2030.

As of December 31, 2012, ARRIS also had $186.7 million of U.S. state net operating loss carryforwards in various states. The amounts available for utilization vary by state due to the apportionment of the Company’s taxable income and state law governing the expiration of these net operating losses. U.S. state net operating loss carryforwards of approximately $30.0 million relate to the exercise of employee stock options and restricted stock (“equity compensation”). Any future cash benefit resulting from the utilization of these U.S. state net operating losses attributable to this portion of equity compensation will be credited directly to paid in capital during the year in which the cash benefit is realized.

Additionally, ARRIS has foreign net operating loss carryforwards available, as of December 31, 2012, of approximately $40.8 million with varying expiration dates. Approximately $19.9 million of the total foreign net operating loss carryforwards relate to ARRIS’ Irish subsidiary and have an indefinite life.

ARRIS’ ability to use U.S. Federal and state net operating loss carryforwards to reduce future taxable income, or to use research and development tax credit carryforwards to reduce future income tax liabilities, is subject to restrictions attributable to equity transactions that resulted in a change of ownership during prior tax years, as defined in Internal Revenue Code Sections 382 and 383. All of the tax attributes (net operating losses carried forward and tax credits carried forward) acquired from the C-COR Incorporated transaction and the BigBand Networks, Inc. transaction are subject to restrictions arising from equity transactions, including transactions that created ownership changes within C-COR and BigBand prior to their acquisitions by ARRIS. With the exception of $44.1 million of post-apportioned and $61.0 million of its pre-apportioned U.S. state net operating loss carryforwards and $5.2 million of R&D credit carryforwards, ARRIS does not expect that the limitations placed on its net operating losses and research and development tax credits as a result of applying these and other rules will result in the expiration of its net operating loss and research and development tax credit carryforwards. However, future equity transactions could further limit the utilization of these tax attributes.

During the past several years, ARRIS has identified and reported U.S. federal research and development tax credits in the amount of $65.2 million, and domestic state research and development tax credits in the amount of $18.6 million. During the tax years ending December 31, 2012, and 2011, we utilized $1.2 million and $12.1 million, respectively, to offset against U.S. federal and state income tax liabilities. As of December 31, 2012, ARRIS has $5.6 million of available domestic federal research and development tax credits and $14.1 million of available domestic state research and development tax credits to carry forward to subsequent years. The remaining unutilized domestic federal research and development tax credits can be carried back one year and carried forward twenty years. The domestic state research and development tax credits carry forward and will expire pursuant to the various applicable domestic state rules.

The federal research and development credit expired on December 31, 2011. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law. Under this act, the federal research and development credit was retroactively extended for amounts paid or incurred after December 31, 2011 and before January 1, 2014. The effects of these changes in the tax law will result in a tax benefit which will be recognized in the first quarter of 2013, which is the quarter in which the law was enacted. The rate reconciliation for 2012 was favorably impacted by certain out of period elements of the research and development tax credit, primarily from the reversal of uncertain tax positions relating to the tax credit as prior year statute of limitations expired during 2012, and from certain 2011 tax return to tax provision adjustments.

For the years ended December 31, 2012, 2011, and 2010, ARRIS reported $6.7 million, $4.2 million, and $3.3 million, respectively, of pre-tax net income from non-U.S. entities operating in foreign jurisdictions. Pre-tax net income (loss) from the worldwide operations of U.S. entities was $67.6 million, $(32.7) million, and $91.3 million for years ended December 31, 2012, 2011, and 2010.

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

Tabular Reconciliation of Unrecognized Tax Benefits (in thousands):

	December 31,
	2012	2011	2010
Beginning balance	$26,232	$20,495	$17,276
Gross increases – tax positions in prior period	—	374	606
Gross decreases – tax positions in prior period	—	(105)	—
Gross increases – current-period tax positions	2,684	5,922	2,841
Increases from acquired businesses	—	1,719	—
Other	100	—	—
Decreases due to lapse of statute of limitations	(3,312)	(2,173)	(228)

Ending balance	$25,704	$26,232	$20,495

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2001. The Company and its subsidiaries are currently under income tax audit in only seven jurisdictions (the state of Georgia, the state of California, the state of New York, the state of Illinois, the state of Michigan, the United States and Israel) and they have not received notices of any planned or proposed income tax audits. The Company has no outstanding unpaid income tax assessments for prior income tax audits.

The Company is currently being audited by the Internal Revenue Service in the United States for the year ended December 31, 2010. We expect the audit to conclude during 2013. We do not anticipate any audit adjustments in excess of our current accrual for uncertain tax positions.

At the end of 2012, the Company’s total tax liability related to uncertain net tax positions totaled approximately $25.4 million, all of which would cause the effective income tax rate to change upon the recognition. The difference between the $25.7 million of unrecognized tax benefits reported in the tabular reconciliation above and the $25.4 million of total tax liability relating to uncertain net tax positions are attributable to interest, penalties and the Federal benefit of state deductions. Based on information currently available, the Company anticipates that over the next twelve month period, statutes of limitations may close relating to existing unrecognized tax benefits of approximately $.1 million primarily arising from various state tax issues. The Company reported approximately $2.3 million and $1.7 million, respectively, of interest and penalty accrual related to the anticipated payment of these potential tax liabilities as of December 31, 2012 and 2011. The Company classifies interest and penalties recognized on the liability for uncertain tax positions as income tax expense.

Note 18. Commitments

ARRIS leases office, distribution, and warehouse facilities as well as equipment under long-term leases expiring at various dates through 2023. Included in these operating leases are certain amounts related to restructuring activities; these lease payments and related sublease income are included in restructuring accruals on the consolidated balance sheets. Future minimum operating lease payments under non-cancelable leases at December 31, 2012 were as follows (in thousands):

Operating Leases
2013	$10,624
2014	8,937
2015	7,139
2016	5,159
2017	3,870
Thereafter	5,668
Less sublease income	(917)

Total minimum lease payments	$40,480

Total rental expense for all operating leases amounted to approximately $12.4 million, $10.7 million and $10.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

As of December 31, 2012, the Company had approximately $4.7 million of restricted cash. Of the total restricted cash, $2.7 million related to outstanding letters of credit that were cash collateralized and $2.0 million is security for hedge transactions. Additionally, the Company had contractual obligations of approximately $214.4 million under agreements with non-cancelable terms to purchase goods or services over the next year. All contractual obligations outstanding at the end of prior years were satisfied within a 12 month period, and the obligations outstanding as of December 31, 2012 are expected to be satisfied in 2013.

Should the closing of the Motorola Home acquisition be delayed beyond March 19, 2013, which ARRIS currently expects, the Company will be subject to “ticking fees” under the commitment letter entered into with respect to the Credit Facility that will be used to partially finance the acquisition. For the first 30 days, the ticking fees for both the Term Loan A and the Term Loan B will be 0.50% per annum of the total amount committed for each term loan under the commitment letter. After 30 days, the ticking fee for the Term Loan A will remain 0.50% per annum, but the ticking fee for the Term Loan B will be calculated at 50% of the applicable margin for LIBOR advances as determined in accordance with the commitment letter. Ticking fees will accrue until the earlier of the termination of the commitment letter for the proposed Credit Facility and the closing of the transaction.

Note 19. Stock-Based Compensation

ARRIS grants stock options under its 2011 Stock Incentive Plan (“SIP”). Upon approval of the 2011 SIP, all shares available for grant under existing stock incentive plans were no longer available. However, all outstanding options granted under the previous plans are still exercisable. The Board of Directors approved the SIP and the prior plans to facilitate the retention and continued motivation of key employees, consultants and directors, and to align more closely their interests with those of the Company and its stockholders.

Awards under the SIP may be in the form of stock options, stock grants, stock units, restricted stock, stock appreciation rights, performance shares and units, and dividend equivalent rights. A total of 17,500,000 shares of the Company’s common stock may be issued pursuant to the SIP. The SIP has been designed to allow for flexibility in the form of awards; however, awards denominated in shares of common stock other than stock options and stock appreciation rights will be counted against the SIP limit as 1.87 shares for every one share covered by such an award. The vesting requirements for issuance under the SIP may vary; however, awards generally are required to have a minimum three-year vesting period or term.

In connection with the 2011 acquisition of BigBand Networks, Inc., ARRIS assumed the BigBand Networks, Inc. 2007 Equity Incentive Plan (the “Assumed BigBand Plan”), including the restricted stock units outstanding under the Assumed BigBand Plan at the time of the acquisition. ARRIS may continue to grant awards under the Assumed BigBand Plan in certain circumstances so long as the grants comply with the applicable requirements of NASDAQ. A total of 97,997 shares of the Company’s common stock remain available for issuance under the Assumed BigBand Plan.

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

A summary of activity of ARRIS’ options granted under its stock incentive plans is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Beginning balance, January 1, 2012	4,466,759	$10.38
Grants	—	—
Exercised	(2,063,325)	8.25
Forfeited	(2,500)	5.95
Expired	(24,485)	9.08

Ending balance, December 31, 2012	2,376,449	12.24	1.25	$6,415

Exercisable at December 31, 2012	2,376,449	12.24	1.25	$6,415

There were no new options granted in 2012, 2011 and 2010. The total intrinsic value of options exercised during 2012, 2011 and 2010 was approximately $10.2 million, $9.6 million and $3.2 million, respectively.

The following table summarizes ARRIS’ options outstanding as of December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 4.57 to $ 4.99	68,903	1.37 years	$4.89	68,903	$4.89
$5.00 to $ 6.99	67,099	1.18 years	$6.32	67,099	$6.32
$7.00 to $8.99	21,134	1.50 years	$8.42	21,134	$8.42
$9.00 to $10.99	282,674	1.50 years	$9.23	282,674	$9.23
$ 11.00 to $13.99	1,936,639	1.20 years	$13.19	1,936,639	$13.19

$4.57 to $13.99	2,376,449	1.25 years	$12.24	2,376,449	$12.24

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

The following table summarizes ARRIS’ unvested restricted stock (excluding performance-related) and stock unit transactions during the year ending December 31, 2012:

		Weighted Average
		Grant Date
	Shares	Fair Value
Unvested at January 1, 2012	4,974,616	$10.46
Granted	2,530,147	11.05
Vested	(2,070,700)	9.43
Forfeited	(304,983)	10.95

Unvested at December 31, 2012	5,129,080	11.13

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

The following table summarizes ARRIS’ unvested performance-related restricted stock transactions during the year ending December 31, 2012:

		Weighted Average
		Grant Date
	Shares	Fair Value
Unvested at January 1, 2012	52,976	$5.65
Granted	—	—
Vested	(52,976)	5.65
Forfeited	—	—

Unvested at December 31, 2012	—	—

Restricted Shares – Subject to Comparative Market Performance

ARRIS grants to certain employees restricted shares, in which the number of shares is dependent upon the Company’s total shareholder return as compared to the shareholder return of the NASDAQ composite over a three year period. The number of shares which could potentially be issued ranges from zero to 200% of the target award. For the shares granted in 2010, the three-year measurement period ended on December 31, 2012. This resulted in an achievement of 98.6% of the target award, or 182,578 shares. The remaining grants outstanding that are subject to market performance are 554,720 shares at target; at 200% performance 1,109,440 would be issued. Compensation expense is recognized on a straight-line basis over three year measurement period and is based upon the fair market value of the shares estimated to be earned. The fair value of the restricted shares is estimated on the date of grant using a lattice model.

The total intrinsic value of restricted shares, including both non-performance and performance-related shares, vested and issued during 2012, 2011 and 2010 was $27.1 million, $24.1 million and $18.8 million, respectively.

Employee Stock Purchase Plan (“ESPP”)

ARRIS offers an ESPP to certain employees. The plan complies with Section 423 of the U.S. Internal Revenue Code, which provides that employees will not be immediately taxed on the difference between the market price of the stock and a discounted purchase price if it meets certain requirements. Participants can request that up to 10% of their base compensation be applied toward the purchase of ARRIS common stock under ARRIS’ ESPP. Purchases by any one participant are limited to $25,000 (based upon the fair market value) in any one year. The exercise price is the lower of 85% of the fair market value of the ARRIS common stock on either the first day of the purchase period or the last day of the purchase period. A plan provision which allows for the more favorable of two exercise prices is commonly referred to as a “look-back” feature. Any discount offered in excess of five percent generally will be considered compensatory and appropriately is recognized as compensation expense. Additionally, any ESPP offering a look-back feature is considered compensatory. ARRIS uses the Black-Scholes option valuation model to value shares issued under the ESPP. The valuation is comprised of two components; the 15% discount of a share of common stock and 85% of a six month option held (related to the look-back feature). The weighted average assumptions used to estimate the fair value of purchase rights granted under the ESPP for 2012, 2011 and 2010, were as follows: risk-free interest rates of 0.1%, 0.1% and 0.2%, respectively; a dividend yield of 0%; volatility factor of the expected market price of ARRIS’ common stock of 0.33, 0.41, and 0.36, respectively; and a weighted average expected life of 0.5 year for each. The Company recorded stock compensation expense related to the ESPP of approximately $0.9 million, $0.8 million and $0.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Unrecognized Compensation Cost

As of December 31, 2012, there was approximately $41.4 million of total unrecognized compensation cost related to unvested share-based awards granted under the Company’s incentive plans. This compensation cost is expected to be recognized over a weighted-average period of 3.1 years.

Treasury Stock

In 2012, ARRIS repurchased 4.5 million shares of the Company’s common stock at an average price of $11.55 per share for an aggregate consideration of approximately $51.9 million.

In 2011, ARRIS repurchased 10.0 million shares of the Company’s common stock at an average price of $10.95 per share for an aggregate consideration of approximately $109.1 million.

The repurchased shares are held as treasury stock on the Consolidated Balance Sheet as of December 31, 2012.

Note 20. Employee Benefit Plans

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

The investment strategies of the plans place a high priority on benefit security. The plans invest conservatively so as not to expose assets to depreciation in adverse markets. The plans’ strategy also places a high priority on earning a rate of return greater than the annual inflation rate along with maintaining average market results. The plan has targeted asset diversification across different asset classes and markets to take advantage of economic environments and to also act as a risk minimizer by dampening the portfolio’s volatility. The following table summarizes the weighted average pension asset allocations as December 31, 2012 and 2011:

	Weighted Average Allocation
	Target	Actual
	2012	2012	2011
Equity securities	45%	61%	43%
Debt securities	50%	39%	54%
Cash and cash equivalents	5%	0%	3%

	100%	100%	100%

The following table summarizes the Company’s pension plan assets by category and by level (as described in Note 5 of the Notes to the Consolidated Financial Statements) as of December 31, 2012 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$—	$5,804	$—	$5,804
Equity securities (2):
U.S. large cap	1,298	—	—	1,298
U.S. mid cap	1,298	—	—	1,298
U.S. small cap	1,298	—	—	1,298
International	1,796	—	—	1,796
Fixed income securities (3):
U.S. corporate bonds	843	—	—	843
U.S. government bonds	843	—	—	843
U.S. mortgage	843	—	—	843
Foreign bonds	843	—	—	843

Total	$9,062	$5,804	$—	$14,866

(1)	Cash and cash equivalents, which are used to pay benefits and administrative expenses, are held in a stable value fund.
(2)	Equity securities consist of mutual funds and the underlying investments are indexes. Investments in mutual funds are valued at the net asset value per share multiplied by the number of shares held.
(3)	Fixed income securities consist of bonds securities in mutual funds, and are valued at the net asset value per share multiplied by the number of shares held.

The Company has established a rabbi trust to fund the pension obligations of the Chief Executive Officer under his Supplemental Retirement Plan including the benefit under the Company’s non-qualified defined benefit plan. In addition, the Company has established a rabbi trust for certain executive officers to fund the Company’s pension liability to those officers under the non-qualified plan.

During the fourth quarter of 2012, in an effort to reduce the volatility and administration expense in connection with the Company’s pension obligation, the Company notified eligible employees of a limited opportunity to voluntarily elect an early payout of their pension benefits. These payouts were approximately $7.7 million and was funded from existing pension assets. The Company accounted for the lump-sum payments as a settlement and recorded a noncash pension settlement charge of approximately $3.1 million in the fourth quarter of 2012.

Summary data for the non-contributory defined benefit pension plans is as follows:

	Years Ended December 31,
	2012	2011
	(in thousands)
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$46,912	$39,441
Service cost	335	312
Interest cost	2,085	2,142
Actuarial loss	1,625	5,798
Benefit payments	(1,167)	(781)
Other	(7,708)	—

Projected benefit obligation at end of year	$42,082	$46,912

Change in Plan Assets:
Fair value of plan assets at beginning of year	$21,491	$22,067
Actual return on plan assets	1,637	121
Company contributions	613	84
Expenses and benefits paid from plan assets	(1,167)	(781)
Other	(7,708)	—

Fair value of plan assets at end of year (1)	$14,866	$21,491

Funded Status:
Funded status of plan	$(27,216)	$(25,421)
Unrecognized actuarial loss	10,830	13,487
Unamortized prior service cost	—	—

Net amount recognized	$(16,386)	$(11,934)

(1)	In addition to the pension plan assets, ARRIS has established two rabbi trusts to further fund the pension obligations of the Chief Executive and certain executive officers of $17.8 million and $14.3 million respectively, and are included in Investments on the Consolidated Balance Sheets.

Amounts recognized in the statement of financial position consist of:

	Years Ended December 31,
	2012	2011
	(in thousands)
Current liabilities	$(333)	$(161)
Noncurrent liabilities	(26,883)	(25,260)
Accumulated other comprehensive income (1)	10,830	13,487

Total	$(16,386)	$(11,934)

(1)	The total unfunded pension liability on the Consolidated Balance Sheets as of December 31, 2012 and 2011 included a related income tax effect of $2.3 million and $3.3 million, respectively.

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) are as follows:

	Years Ended December 31,
	2012	2011
	(in thousands)
Net loss	$1,247	$7,301
Amortization of net loss	(840)	(288)
Amortization of prior service cost	-	—
Settlement charge	(3,064)	—

Total recognized in other comprehensive income (loss)	$(2,657)	$7,013

The following table summarizes the amounts in other comprehensive income (loss) expected to be amortized and recognized as a component of net periodic benefit cost in 2013 (in thousands):

Amortization of net loss	$615

Information for defined benefit plans with accumulated benefit obligations in excess of plan assets is as follows:

	December 31,
	2012	2011
	(in thousands)
Accumulated benefit obligation	$41,764	$45,709
Projected benefit obligation	$42,082	$46,912
Plan assets	$14,866	$21,491

Net periodic pension cost for 2012, 2011 and 2010 for pension and supplemental benefit plans includes the following components (in thousands):

	2012	2011	2010
Service cost	$335	$312	$273
Interest cost	2,085	2,142	2,114
Return on assets (expected)	(1,260)	(1,624)	(1,520)
Amortization of net actuarial loss	840	288	280
Amortization of prior service cost (1)	—	—	260
Settlement charge	3,064	—	—

Net periodic pension cost	$5,064	$1,118	$1,407

(1)	Prior service cost is amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits under the plan.

The weighted-average actuarial assumptions used to determine the benefit obligations for the three years presented are set forth below:

	2012	2011	2010
Assumed discount rate for non-qualified plan participants	3.75%	4.50%	5.50%
Assumed discount rate for qualified plan participants	3.75%	4.50%	5.50%
Rate of compensation increase	3.75%	3.75%	3.75%

The weighted-average actuarial assumptions used to determine the net periodic benefit costs are set forth below:

	2012	2011	2010
Assumed discount rate for non-qualified plan participants	4.50%	5.50%	5.75%
Assumed discount rate for qualified plan participants	4.50%	5.50%	5.75%
Rate of compensation increase	3.75%	3.75%	3.75%
Expected long-term rate of return on plan assets	6.00%	7.50%	7.50%

The expected long-term rate of return on assets is derived using the building block approach which includes assumptions for the long term inflation rate, real return, and equity risk premiums.

No minimum funding contributions are required in 2013 for the plan; however, the Company may make a voluntary contribution.

As of December 31, 2012, the expected benefit payments related to the Company’s defined benefit pension plans during the next ten years are as follows (in thousands):

2013	$1,505
2014	13,916
2015	1,494
2016	1,506
2017	1,574
2018-2022	8,607

Other Benefit Plans

ARRIS has established defined contribution plans pursuant to the Internal Revenue Code Section 401(k) that cover all eligible U.S. employees. ARRIS contributes to these plans based upon the dollar amount of each participant’s contribution. ARRIS made matching contributions to these plans of approximately $5.7 million, $5.0 million and $4.9 million in 2012, 2011 and 2010, respectively.

The Company has a deferred compensation plan that does not qualify under Section 401(k) of the Internal Revenue Code, which was available to certain current and former officers and key executives of C-COR. During 2008, this plan was merged into a new non-qualified deferred compensation plan which is also available to key executives of the Company. Employee compensation deferrals and matching contributions are held in a rabbi trust. The total of net employee deferrals and matching contributions, which is reflected in other long-term liabilities, was $2.7 million and $2.6 million at December 31, 2012 and 2011, respectively. Total expenses included in continuing operations for the matching contributions were approximately $0.1 million in 2012 and $0.2 million in 2011.

The Company previously offered a deferred compensation arrangement, which allowed certain employees to defer a portion of their earnings and defer the related income taxes. As of December 31, 2004, the plan was frozen and no further contributions are allowed. The deferred earnings are invested in a rabbi trust. The total of net employee deferral and matching contributions, which is reflected in other long-term liabilities, was $2.1 million and $2.6 million at December 31, 2012 and 2011, respectively.

The Company also has a deferred retirement salary plan, which was limited to certain current or former officers of C-COR. The present value of the estimated future retirement benefit payments is being accrued over the estimated service period from the date of signed agreements with the employees. The accrued balance of this plan, the majority of which is included in other long-term liabilities, was $2.0 million and $2.2 million at December 31, 2012 and 2011, respectively. Total expenses (income) included in continuing operations for the deferred retirement salary plan were approximately $0.1 million and $(0.2) million for 2012 and 2011, respectively.

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

Note 21. Repurchases of ARRIS Common Stock

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

In May 2011, the Board authorized a new plan for the Company to purchase up to $150 million of the Company’s common stock. In 2011, ARRIS repurchased and retired approximately 10.0 million shares of the Company’s common stock at an average price of $10.95 per share for an aggregate consideration of approximately $109.1 million.

During the first three months of 2012, ARRIS repurchased approximately 2.3 million shares of the Company’s common stock at an average price of $11.32 per share, for an aggregate consideration of approximately $26.3 million. During the second quarter of 2012, ARRIS repurchased approximately 1.4 million shares of the Company’s common stock at an average price of $11.21 per share, for an aggregate consideration of approximately $15.2 million. During the third quarter of 2012, ARRIS repurchased approximately 0.8 million shares of the Company’s common stock at an average price of $12.76 per share, for an aggregate consideration of approximately $10.4 million. The remaining authorized amount for stock repurchases under this plan was $19.6 million as of December 31, 2012, and will expire when the Company has used all authorized funds for repurchase.

In the fourth quarter of 2012, the Company’s Board of Directors authorized a new plan for the Company to purchase up to an additional $150 million of the Company’s common stock. No repurchases have been made under this new plan. Unless terminated earlier by a Board resolution, the new plan will expire when the Company has used all authorized funds for repurchase.

Note 22. Summary Quarterly Consolidated Financial Information (unaudited)

The following table summarizes ARRIS’ quarterly consolidated financial information (in thousands, except per share data):

	Quarters in 2012 Ended
	March 31,	June 30,	September 30,	December 31,
Net sales	$302,901	$349,327	$357,432	$344,003
Gross margin	108,908	118,526	111,952	123,191
Operating income	11,691	26,925	23,123	25,531
Net income	$5,799	$15,001	$17,864	$14,795

Net income per basic share	$0.05	$0.13	$0.16	$0.13
Net income per diluted share	$0.05	$0.13	$0.15	$0.13

	Quarters in 2011 Ended
	March 31,	June 30,	September 30,	December 31,
Net sales	$267,436	$265,799	$274,374	$281,076
Gross margin	96,946	106,898	100,124	106,545
Operating income (loss)	15,124	25,457	18,451	(73,640)
Net income (loss)	$11,564	$16,690	$13,713	$(59,629)

Net income (loss) per basic share	$0.09	$0.14	$0.11	$(0.51)
Net income (loss) per diluted share	$0.09	$0.13	$0.11	$(0.51)

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Information relating to directors and officers of ARRIS, the Audit Committee of the board of directors and stockholder nominations for directors is set forth under the captions entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Committees of the Board of Directors and Meeting Attendance” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2013 (the “Proxy Statement”) and is incorporated herein by reference. Certain information concerning the executive officers of the Company is set forth in Part I of this document under the caption entitled “Executive Officers of the Company”.

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

ARRIS’ board of directors has identified Matthew Kearney, a member of the Audit Committee, as our audit committee financial expert, as defined by the SEC.

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

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charge to Expenses(1)	Deductions(2)	Balance at End of Period
	(in thousands)
YEAR ENDED DECEMBER 31, 2012
Reserves and allowance deducted from asset accounts:
Allowance for doubtful accounts	$1,443	$240	$53	$1,630
Income tax valuation allowance (3)	$42,039	$3,541	$27,607	$17,973
YEAR ENDED DECEMBER 31, 2011
Reserves and allowance deducted from asset accounts:
Allowance for doubtful accounts	$1,649	$(189)	$17	$1,443
Income tax valuation allowance (3)	$16,926	$31,914 (4)	$6,801	$42,039
YEAR ENDED DECEMBER 31, 2010
Reserves and allowance deducted from asset accounts:
Allowance for doubtful accounts	$2,168	$(173)	$346	$1,649
Income tax valuation allowance (3)	$16,979	$310	$363	$16,926

(1)	The charge to expense for the allowance for doubtful accounts primarily represents an adjustment for a change in estimate related to uncollectible accounts.

(2)	Represents: a) Uncollectible accounts written off, net of recoveries and write-offs, b) Net change in the sales return and allowance account, and c) Release of valuation allowances.

(3)	The income tax valuation allowance is included in current and noncurrent deferred income tax assets.

(4)	A significant portion of the increase in valuation allowances, approximately $30.8 million, is attributable to deferred tax assets arising from our acquisition of BigBand. These amounts did not impact the income statement.

(a) (3) Exhibit List

Each management contract or compensation plan required to be filed as an exhibit is identified by an asterisk (*).

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are ARRIS (formerly known as Broadband Parent, Inc.) filings unless otherwise noted

3.1	Amended and Restated Certificate of Incorporation	Registration Statement #333-61524, Exhibit 3.1

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation	August 3, 2001 Form 8-A, Exhibit 3.2

3.3	By-laws	April 15, 2009 Form 8-K, Exhibit 3.1

4.1	Form of Certificate for Common Stock	Registration Statement #333-61524, Exhibit 4.1

4.2	Rights Agreement dated October 3, 2002	October 3, 2002 Form 8-K, Exhibit 4.1

4.3	Indenture dated November 13, 2006	November 16, 2006 Form 8-K, Exhibit 4.5

10.1(a)*	Amended and Restated Employment Agreement with Robert J. Stanzione, dated August 6, 2001	September 30, 2001 Form 10-Q, Exhibit 10.10(c)

10.1(b)*	Supplemental Executive Retirement Plan for Robert J. Stanzione, effective August 6, 2001	September 30, 2001 Form 10-Q, Exhibit 10.10(d)

10.1(c)*	Amendment to Employment Agreement with Robert J. Stanzione, dated December 8, 2006	December 12, 2006 Form 8-K, Exhibit 10.7

10.1(d)*	Second Amendment to Amended and Restated Employment Agreement with Robert J. Stanzione, dated November 26, 2008	November 28, 2008 Form 8-K, Exhibit 10.8

10.1(e)*	First Amendment to the Robert Stanzione Supplemental Executive Retirement Plan, dated November 26, 2008	November 28, 2008 Form 8-K, Exhibit 10.9

10.2(a)*	Amended and Restated Employment Agreement with Lawrence A. Margolis, dated April 29, 1999	June 30, 1999 Form 10-Q, Exhibit 10.33, filed by ANTEC Corp

10.2(b)*	Amendment to Employment Agreement with Lawrence Margolis, dated December 8, 2006	December 12, 2006 Form 8-K, Exhibit 10.6

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are ARRIS (formerly known as Broadband Parent, Inc.) filings unless otherwise noted

10.2(c)*	Second Amendment to Amended and Restated Employment Agreement with Lawrence Margolis, dated November 26, 2008	November 28, 2008 Form 8-K, Exhibit 10.7

10.2(d)*	Third Amendment to Amended and Restated Employment Agreement with Lawrence Margolis, dated October 31, 2012….	\September 30, 2012 Form 10-Q, Exhibit 10.1

10.3(a)*	Employment Agreement with David B. Potts dated December 8, 2006	December 12, 2006 Form 8-K, Exhibit 10.4

10.3(b)*	First Amendment to Employment Agreement with David B. Potts, dated November 26, 2008	November 28, 2008 Form 8-K, Exhibit 10.6

10.4(a)*	Employment Agreement with Ronald M. Coppock, dated December 8, 2006	December 12, 2006 Form 8-K, Exhibit 10.1

10.4(b)*	First Amendment to Employment Agreement with Ronald M. Coppock, dated November 26, 2008	November 28, 2008 Form 8-K, Exhibit 10.3

10.5(a)*	Employment Agreement with James D. Lakin, dated December 8, 2006	December 12, 2006 Form 8-K, Exhibit 10.2

10.5(b)*	First Amendment to Employment Agreement with James D. Lakin, dated November 26, 2008	November 28, 2008 Form 8-K, Exhibit 10.5

10.6(a)*	Employment Agreement with Bryant K. Isaacs, dated December 8, 2006	December 12, 2006 Form 8-K, Exhibit 10.3

10.6(b)*	First Amendment to Employment Agreement with Bryant K. Isaacs, dated November 26, 2008	November 28, 2008 Form 8-K, Exhibit 10.4

10.7*	Employment Agreement with Bruce McClelland, dated November 26, 2008	November 28, 2008 Form 8-K, Exhibit 10.2

10.8*	Employment Agreement with John Caezza, dated November 26, 2008	November 28, 2008 Form 8-K, Exhibit 10.1

10.9*	Management Incentive Plan	July 2, 2001 Appendix IV of Proxy Statement filed as part of Registration Statement #333-61524, filed by Broadband Parent Corporation

10.10*	2001 Stock Incentive Plan	July 2, 2001 Appendix III of Proxy Statement filed as part of Registration Statement #333-61524, files by Broadband Parent Corporation

10.11*	2004 Stock Incentive Plan	Appendix B of Proxy Statement filed on April 20, 2004

10.12*	2007 Stock Incentive Plan	June 30, 2007, Form 10-Q Exhibit 10.15

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are ARRIS (formerly known as Broadband Parent, Inc.) filings unless otherwise noted

10.13*	2008 Stock Incentive Plan	June 30, 2008, Form 10-Q Exhibit 10.15

10.14*	Form of Stock Options Grant under 2001 and 2004 Stock Incentive Plans	March 31, 2005 Form 10-Q, Exhibit 10.20

10.15*	Form of Restricted Stock Grant under 2001 and 2004 Stock Incentive Plans	March 31, 2005 Form 10-Q, Exhibit 10.21

10.16*	Form of Incentive Stock Option Agreement	September 30, 2007, Form 10-Q Exhibit 10.1

10.17*	Form of Nonqualified Stock Option Agreement	September 30, 2007, Form 10-Q Exhibit 10.2

10.18*	Form of Restricted Stock Award Agreement	September 30, 2007, Form 10-Q Exhibit 10.3

10.19*	Form of Nonqualified Stock Options Agreement	April 11, 2008, Form 8-K Exhibit 10.1

10.20*	Form of Restricted Stock Grant	April 11, 2008, Form 8-K Exhibit 10.2

10.21*	Form of Restricted Stock Unit Grant	April 11, 2008, Form 8-K Exhibit 10.3

10.22*	Form of Restricted Stock Agreement	March 31, 2009, Form 10-Q, Exhibit 10.24

10.23*	Form of Restricted Stock Unit	March 31, 2009, Form 10-Q, Exhibit 10.24

21	Subsidiaries of the Registrant	Filed herewith.

23	Consent of Independent Registered Public Accounting Firm	Filed herewith.

24	Powers of Attorney	Filed herewith.

31.1	Section 302 Certification of the Chief Executive Officer	Filed herewith.

31.2	Section 302 Certification of the Chief Financial Officer	Filed herewith.

32.1	Section 906 Certification of the Chief Executive Officer	Filed herewith.

32.2	Section 906 Certification of the Chief Financial Officer	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARRIS GROUP, INC.

/s/ DAVID B. POTTS
David B. Potts Executive Vice President, Chief Financial Officer and Chief Accounting Officer

Dated: February 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ R J STANZIONE	Chief Executive Officer and	February 27, 2013
Robert J. Stanzione	Chairman of the Board of Directors

/s/ DAVID B. POTTS David B. Potts	Executive Vice President, Chief Financial Officer and Chief Accounting Officer	February 27, 2013

/s/ ALEX B. BEST*	Director	February 27, 2013
Alex B. Best

/s/ HARRY L. BOSCO*	Director	February 27, 2013
Harry L. Bosco

/s/ JAMES A. CHIDDIX*	Director	February 27, 2013
James A. Chiddix

/s/ JOHN A. CRAIG*	Director	February 27, 2013
John A. Craig

/s/ ANDREW T. HELLER*	Director	February 27, 2013
Andrew T. Heller

/s/ MATTHEW B. KEARNEY*	Director	February 27, 2013
Matthew B. Kearney

/s/ WILLIAM H. LAMBERT*	Director	February 27, 2013
William H. Lambert

/s/ DEBORA J. WILSON*	Director	February 27, 2013
Debora J. Wilson

/s/ DAVID A. WOODLE*	Director	February 27, 2013
David A. Woodle

*By: /s/ LAWRENCE A. MARGOLIS
Lawrence A. Margolis
(as attorney in fact for each
person indicated)