Form 10-Q
period 2013-03-31
ARRIS GROUP INC
filed 2013-05-08
CIK 1141107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

For the quarter ended March 31, 2013

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

As of April 30, 2013, 137,791,617 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

ARRIS GROUP, INC.

FORM 10-Q

For the Three Months Ended March 31, 2013

PART I. CONDENSED FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARRIS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data) (unaudited)

	March 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$423,551	$131,703
Short-term investments, at fair value	184,838	398,414

Total cash, cash equivalents and short-term investments	608,389	530,117
Restricted cash	4,689	4,722
Accounts receivable (net of allowances for doubtful accounts of $1,655 in 2013 and $1,630 in 2012)	206,236	188,581
Other receivables	3,743	350
Inventories (net of reserves of $10,707 in 2013 and $9,977 in 2012)	126,530	133,848
Prepaids	13,227	11,682
Current deferred income tax assets	25,927	24,944
Other current assets	24,377	25,648

Total current assets	1,013,118	919,892
Property, plant and equipment (net of accumulated depreciation of $154,498 in 2013 and $151,836 in 2012)	54,109	54,378
Goodwill	193,976	194,115
Intangible assets (net of accumulated amortization of $247,271 in 2013 and $239,668 in 2012)	86,926	94,529
Investments	55,938	86,164
Noncurrent deferred income tax assets	52,410	47,431
Other assets	11,089	9,385

	$1,467,566	$1,405,894

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,783	$45,719
Accrued compensation, benefits and related taxes	36,791	29,773
Accrued warranty	2,768	2,882
Deferred revenue	61,431	44,428
Current portion of long-term debt	225,368	222,124
Other accrued liabilities	59,405	25,795

Total current liabilities	433,546	370,721
Accrued pension	27,200	26,883
Noncurrent income tax liability	30,168	24,389
Noncurrent deferred income tax liabilities	351	351
Other noncurrent liabilities	23,098	23,162

Total liabilities	514,363	445,506

Stockholders’ equity:
Preferred stock, par value $1.00 per share, 5.0 million shares authorized; none issued and outstanding	-	-
Common stock, par value $0.01 per share, 320.0 million shares authorized; 115.4 million and 114.1 million shares issued and outstanding in 2013 and 2012, respectively	1,509	1,488
Capital in excess of par value	1,292,971	1,285,575
Treasury stock at cost, 34.2 million shares in 2013 and 2012	(306,330)	(306,330)
Accumulated deficit	(26,459)	(11,809)
Unrealized gain on marketable securities (net of accumulated tax benefit of $125 in 2013 and 2012)	254	206
Unfunded pension liability (net of accumulated tax effect of $2,272 in 2013 and 2012)	(8,558)	(8,558)
Cumulative translation adjustments	(184)	(184)

Total stockholders’ equity	953,203	960,388

	$1,467,566	$1,405,894

See accompanying notes to the condensed consolidated financial statements.

ARRIS GROUP, INC.,

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data and percentages) (unaudited)

	Three Months Ended March 31,
	2013	2012
Net sales:
Products	$314,677	$265,270
Services	38,973	37,631

Total net sales	353,650	302,901
Cost of sales:
Products	222,727	175,123
Services	22,397	18,870

Total cost of sales	245,124	193,993

Gross margin	108,526	108,908

Operating expenses:
Selling, general, and administrative expenses	40,126	39,544
Research and development expenses	44,082	44,147
Restructuring charges	9	5,203
Acquisition costs	7,190	607
Loss on sale of product line	–	337
Amortization of intangible assets	7,603	7,379

Total operating expenses	99,010	97,217

Operating income	9,516	11,691
Other expense (income):
Interest expense	4,631	4,350
Gain on investments	(564)	(961)
Loss on foreign currency	821	808
Interest income	(838)	(755)
Other expense (income), net	19,416	(436)

(Loss) income from continuing operations before income taxes	(13,950)	8,685
Income tax expense	700	2,886

Net (loss) income	$(14,650)	$5,799

Net (loss) income per common share:
Basic	$(0.13)	$0.05

Diluted	$(0.13)	$0.05

Weighted average common shares:
Basic	115,150	115,075

Diluted	115,150	117,597

See accompanying notes to the condensed consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands) (unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net (loss) income	$(14,650)	$5,799
Unrealized gain on marketable securities, net of tax effect of $34 in 2013 and $227 in 2012, respectively	48	416

Comprehensive (loss) income, net of tax	$(14,602)	$6,215

See accompanying notes to the condensed consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (unaudited)

	Three Months Ended
	March 31,
	2013	2012
Operating activities:
Net (loss) income	$(14,650)	$5,799
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	6,509	7,195
Amortization of intangible assets	7,603	7,379
Stock compensation expense	6,744	6,649
Deferred income tax benefit	(5,995)	(4,635)
Amortization of deferred finance fees	160	160
Provision for doubtful accounts	–	54
Gain on investments	(564)	(961)
Revenue reduction related to Comcast’s investment in ARRIS	13,182	–
Mark-to-market fair value adjustment related to Comcast’s investment in ARRIS	19,348	–
Loss on disposal of product line	–	337
(Gain) loss on disposal of fixed assets	(4)	3
Excess income tax benefits from stock-based compensation plans	(4,659)	(1,654)
Non-cash interest expense	3,244	2,999
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(17,655)	(31,799)
Other receivables	(3,889)	3,693
Inventories	7,318	7,243
Income taxes payable and recoverable	3,808	6,365
Accounts payable and accrued liabilities	28,014	22,398
Prepaids and other, net	1,543	4,048

Net cash provided by operating activities	50,057	35,273

Investing activities:
Purchases of property, plant and equipment	(6,289)	(3,762)
Sale of property, plant and equipment	53	–
Purchases of investments	–	(77,766)
Sales of investments	244,711	51,908
Sale of product line	–	3,249

Net cash provided by (used in) investing activities	238,475	(26,371)

Financing activities:
Repurchase of common stock	–	(26,315)
Excess income tax benefits from stock-based compensation plans	4,659	1,654
Repurchase of shares to satisfy employee tax withholdings	(11,992)	(8,033)
Proceeds from issuance of common stock	10,649	3,725

Net cash provided by (used in) financing activities	3,316	(28,969)

Net increase (decrease) in cash and cash equivalents	291,848	(20,067)
Cash and cash equivalents at beginning of period	131,703	235,875

Cash and cash equivalents at end of period	$423,551	$215,808

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

The condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements for the periods shown. Interim results of operations are not necessarily indicative of results to be expected from a twelve-month period. These financial statements should be read in conjunction with the Company’s most recently audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the United States Securities and Exchange Commission (“SEC”).

Note 2. Impact of Recently Adopted Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an update on the reporting of amounts reclassified out of other comprehensive income, which requires an entity to present information about reclassification adjustments from accumulated other comprehensive income in its annual and interim financial statements in a single note or on the face of the financial statements. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. ARRIS adopted this standard in the first quarter of 2013 and it did not have an effect on our financial condition or results of operations.

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

Note 3. Investments

ARRIS’ investments as of March 31, 2013 and December 31, 2012 consisted of the following (in thousands):

	As of March 31, 2013	As of December 31, 2012
Current Assets:
Available-for-sale securities	$184,838	$398,414

Noncurrent Assets:
Available-for-sale securities	28,738	59,549
Cost method investments	6,000	6,000
Other investments	21,200	20,615

	55,938	86,164

Total	$240,776	$484,578

ARRIS’ investments in debt and marketable equity securities are categorized as available-for-sale. The Company currently does not hold any held-to-maturity securities. Realized gains and losses on available-for-sale securities are included in net income. Unrealized gains and losses on available-for-sale securities are included in our consolidated balance sheet as a component of accumulated other comprehensive (loss) income. The total gains included in the accumulated other comprehensive income related to available-for-sale securities were $0.3 million and $0.2 million, net of tax, as of March 31, 2013 and December 31, 2012, respectively. Realized and unrealized gains and losses in total and by individual investment as of March 31, 2013 and December 31, 2012 were not material. The amortized cost basis of the Company’s investments approximates fair value.

ARRIS holds cost method investments in private companies. Due to the fact the investments are in private companies, ARRIS is exempt from estimating the fair value on an interim and annual basis. It is not practical to estimate the fair value since the quoted market price is not available. Furthermore, the cost of obtaining an independent valuation appears excessive considering the materiality of the investments to the Company. However, ARRIS is required to estimate the fair value if there has been an identifiable event or change in circumstance that may have a significant adverse effect on the fair value of the investment. Each quarter ARRIS evaluates its cost method investments for any other-than-temporary impairment, by reviewing the current revenues, bookings and long-term plan of the private companies. During the evaluation performed in 2012, ARRIS concluded that two of the private companies had indicators of impairment, and that their fair value had declined since we made our initial investments. This resulted in other-than-temporary impairment charges of $1.5 million during the year ended December 31, 2012. As of March 31, 2013, ARRIS believes there has been no further other-than-temporary impairment but will continue to evaluate the investments for impairment. These investments are recorded at $6.0 million as of March 31, 2013 and December 31, 2012.

Included in Other investments in non-current assets are investments in certain life insurance contracts. The Company determined the fair value to be the amount that could be realized under the insurance contract as of each reporting period. The changes in the fair value of these contracts are included in net income.

Classification of securities as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity consideration based on market conditions. If management intends to hold the securities for longer than one year as of the balance sheet date, they are classified as non-current.

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

The following table presents the Company’s investment assets and foreign currency contract positions measured at fair value on a recurring basis as of March 31, 2013 (in thousands):

	Level 1	Level 2	Level 3	Total
Current investments	$88,048	$96,790	$–	$184,838
Noncurrent investments	417	49,521	–	49,938
Contingent equity forward	32,530	–	–	32,530
Foreign currency contracts – asset position	373	–	–	373
Foreign currency contracts – liability position	112	–	–	112

In addition to the amounts disclosed in the above table, the fair value of the Company’s Israeli severance pay assets, which were almost fully comprised of Level 2 assets, were $4.0 million and $3.8 million as of March 31, 2013 and December 31, 2012, respectively.

All of the Company’s short-term and long-term investments at March 31, 2013 are classified within Level 1 or Level 2 of the fair value hierarchy as they are valued using quoted market prices, market prices for similar securities, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include the Company’s investment in money market funds, mutual funds and municipal bonds. Such instruments are generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on other observable inputs include the Company’s cash surrender value of company owned life insurance, corporate obligations and bonds, commercial paper and certificates of deposit. Such instruments are classified within Level 2 of the fair value hierarchy.

In determining the fair value of certain Level 1 and Level 2 instruments, ARRIS has performed steps to verify the accuracy of the valuations provided by ARRIS’ brokerage firms. ARRIS has reviewed the most recent Statement on Standards for Attestation Engagements No. 16 (SSAE report) for each brokerage firm holding investments for ARRIS. The SSAE report for each did not identify any control weakness in the brokerages’ policies and procedures, in particular as they relate to the pricing and valuation of financial instruments. ARRIS has determined the third party pricing source used by each firm to be a reliable recognized source of financial valuations. In addition ARRIS has performed further testing on a large sample of its corporate obligations and commercial paper investments. These tests did not show any material discrepancies in the valuations provided by the brokerage firms. It is the Company’s intent to continue to verify valuations on a quarterly basis, using one or more reliable recognized third party pricing providers. See Note 3 and Note 5 for further information on the Company’s investments and derivative instruments, respectively.

In connection with the acquisition of Motorola Home, ARRIS entered into a separate agreement (contingent equity forward) with a subsidiary of Comcast, allowing Comcast to invest in ARRIS at the same price as Google, Inc. (See Note 7. Comcast Investment in ARRIS for additional details). As of March 31, 2013, the total liability associated with the financial instrument is $32.5 million and is included in Other accrued liabilities on the Consolidated Balance Sheets. Such instrument is classified within Level 1 of the fair value hierarchy.

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

The fair values of ARRIS’ derivative instruments recorded in the Consolidated Balance Sheet as of March 31, 2013 and December 31, 2012 were as follows (in thousands):

	As of March 31, 2013		As of December 31, 2012

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts – asset derivatives	Other current assets	$373	Other current assets	$590

Foreign exchange contracts – liability derivatives	Other accrued liabilities	$112	Other accrued liabilities	$513

The change in the fair values of ARRIS’ derivative instruments recorded in the Consolidated Statements of Operations during the three months ended March 31, 2013 and 2012 were as follows (in thousands):

		Three Months Ended March 31,

	Statement of Operations Location	2013	2012
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	(Gain) loss on foreign currency	$44	$(1,161)

Note 6. Business Acquisitions

On April 17, 2013, ARRIS completed its previously announced acquisition of Motorola Home (the “Acquisition”) from General Instrument Holdings, Inc. (“Seller”), pursuant to the Acquisition Agreement, dated December 19, 2012 (the “Agreement”), among the Holding Company (formerly ARRIS Enterprises I, Inc.), ARRIS Enterprises, Inc. (formerly ARRIS Group, Inc.), ARRIS Enterprises II, Inc., Seller and Motorola Mobility LLC (“Mobility”). Seller and Mobility are both indirect subsidiaries of Google, Inc. Under the terms of the Agreement, Seller contributed all of the outstanding shares of General Instrument Corporation, a Delaware corporation, to ARRIS in return for approximately $2.2 billion in cash and 10.6 million shares of ARRIS’ common stock for total consideration transferred of $2.4 billion, subject to certain adjustments as provided for in the acquisition agreement. The fair value of the 10.6 million shares issued was determined based on the 20 trading day trailing average closing price of the Company’s common stock at signing of the definitive agreement. Immediately prior to the completion of the acquisition, ARRIS became a holding company as a result of the merger of ARRIS Enterprises II, Inc. into the former ARRIS Group, Inc., whereby the former ARRIS Group, Inc. (which now is known as ARRIS Enterprises, Inc.) became a wholly-owned subsidiary of ARRIS and the outstanding common stock of the former ARRIS Group, Inc. was converted on a share-for-share basis into common stock of ARRIS.

The cash portion of the consideration was funded with cash on hand, borrowings under ARRIS’ senior secured credit facilities (See Note 20 Subsequent Events) and through the sale by ARRIS of approximately 10.6 million shares of ARRIS’ common stock to a subsidiary of Comcast Corporation for $150 million in cash (See Note 7 Comcast Investment in ARRIS).

The acquisition will enhance the Company’s scale and product breadth in the telecom industry. Notably, the acquisition will bring to ARRIS, Motorola Home’s product scale and scope in video processing and delivery, including a full range of QAM and IP set top box products, as well as IP Gateway CPE equipment for data services for telephone service providers. The acquisition will diversify the Company’s customer base and expand dramatically the Company’s international presence. The acquisition will enhance the depth and scale of the Company’s R & D capabilities, particularly in the video arena, and will approximately double the Company’s patent portfolio to nearly 2,000 patents and patent applications. In addition, via a license, the Company is provided access to approximately 20,000 Motorola Mobility patents as they relate to Motorola Home.

In addition to the patents referenced in the prior paragraph, the Company also will recognize, but may not be limited to, the following intangible assets as a result of the acquisition:

•	Backlog and customer relationships
•	In-process research and development
•	Trade name

The net assets and results of operations of Motorola Home will be included in the Company’s consolidated financial statements from April 17, 2013. The Company is required to account for the transaction under the Business Combinations accounting guidance, which generally requires the acquirer to fair value all the assets acquired and liabilities assumed. ARRIS expects to recognize goodwill as a result of the acquisition that will be measured as the difference between the fair value of the consideration transferred and the net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed measured in accordance with accounting guidance. The primary factor resulting in goodwill is the expected synergies from the business combination.

For the three months ended March 31, 2013, the Company incurred $7.2 million of acquisition related costs that were expensed. These costs are included in the Consolidated Statement of Operations in the line item titled “Acquisition costs”.

As part of the acquisition, the Seller has agreed to cap ARRIS’ potential liability from certain intellectual property infringement litigation, including certain claims brought by TiVo. ARRIS’ exposure is limited to 50% of the first $100 million of exposure for past and future harms, or $50 million.

The Company is in the process of valuing the assets acquired and liabilities assumed, but as of May 7, 2013, the initial accounting for the business combination has not been completed in order to determine the value of assets and liabilities assumed. ARRIS had not yet received valuations from independent valuation specialists for acquired property and equipment and intangible assets. Additionally, the Company had not yet completed a review and valuation of assets acquired and liabilities assumed, including acquired inventory, income taxes and deferred income tax assets and liabilities and certain other assets and liabilities, in order to determine corresponding goodwill. The required disclosures will be included in the Company’s second quarter 2013 financial statements.

Note 7. Comcast Investment in ARRIS

In connection with the acquisition of Motorola Home, Comcast was given an opportunity to invest in ARRIS. As such, on January 11, 2013, the Company entered into a separate agreement (contingent equity forward) with a subsidiary of Comcast providing for the purchase from the Company of approximately 10.6 million shares of common stock for $150 million or $14.11 a share, which was based on the 20 trading day trailing average closing price of the Company’s common stock at signing of the definitive agreement between ARRIS and Google, Inc. The transaction with Comcast was contingent upon on the closing of the Motorola Home transaction.

As provided for in the Motorola Home acquisition agreement, the shares issued to Comcast reduced, on a share-for-share basis, the number of shares of ARRIS stock issued to Google and simultaneously increased the cash consideration paid to Google by $150.0 million. As a result of the sale of common stock to Comcast, both Comcast and Google each own approximately 7.7% of the outstanding ARRIS shares post-closing based on ARRIS’ current capitalization. The Comcast transaction was consummated on the same day as the acquisition date of Motorola Home. Because the amount of shares issued to Comcast was not fixed when the agreement was executed, the instrument issued to Comcast is classified as a liability in accordance with the accounting guidance for Derivatives and Hedging.

At the time the agreement was executed with Comcast, the Company’s stock price was $15.35 per share. However, consistent with earlier negotiations, Comcast agreed to invest in ARRIS at the same price as Google, which was $14.11 per share. The Revenue Recognition accounting guidance requires that the Company recognize the intrinsic value of the benefit received by Comcast, the entitlement to invest at a price below the market price (10.6 million shares at $14.11 as opposed to the then market price of $15.35) on the date the agreement with Comcast was executed, as a reduction of revenue. As such, revenue and gross margin were reduced by approximately $13.2 million during the quarter ended March 31, 2013.

Because the contingent equity forward is not indexed to the Company’s stock and does not meet the definition of a derivative, the Company elected to subsequently account for the instrument at fair value by electing the fair value option. That is, the Company has marked-to-market the contingent equity forward at each reporting period. This resulted in a mark-to-market expense adjustment of $19.3 million because at the end of the quarter the Company’s stock price was $17.17 per share. This mark-to-market adjustment is recorded as Other Expense for the three months ended March 31, 2013.

As of March 31, 2013, the total liability associated with the financial instrument is $32.5 million and is included in Other accrued liabilities on the Consolidated Balance Sheets.

Note 8. Pension Benefits

Components of Net Periodic Pension Cost (in thousands):

	Three Months Ended March 31,

	2013	2012
Service cost	$61	$84
Interest cost	387	521
Expected return on plan assets	(219)	(315)
Amortization of net loss	154	210

Net periodic pension cost	$383	$500

Employer Contributions

No minimum funding contributions are required in 2013 under the Company’s defined benefit plan. However, the Company made voluntary contributions to the plan of approximately $67 thousand for the three months ended

March 31, 2013. Additionally, the Company made a voluntary contribution to the plan of $0.2 million in April 2013. The Company has established two rabbi trusts to fund the Company’s pension obligations under the non-qualified plan of the Chief Executive Officer and certain executive officers. The balance of these rabbi trust assets as of March 31, 2013 was approximately $18.2 million and is included in Investments on the Consolidated Balance Sheets.

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

Information regarding the changes in ARRIS’ aggregate product warranty liabilities for the three months ended March 31, 2013 was as follows (in thousands):

Balance at December 31, 2012	$6,069
Accruals related to warranties (including changes in estimates)	788
Settlements made (in cash or in kind)	(903)

Balance at March 31, 2013	$5,954

Note 10.   Restructuring Charges

ARRIS has restructuring accruals representing contractual obligations that related to excess leased facilities and equipment in ARRIS’ ATS segment. Payments will be made over their remaining lease terms through 2014, unless terminated earlier (in thousands):

Balance as of December 31, 2012	$763
Payments	(96)

Balance as of March 31, 2013	$667

In the fourth quarter of 2011, the Company initiated a restructuring plan as a result of its acquisition of BigBand Networks. The plan focuses on the rationalization of personnel, facilities and systems across multiple segments in the ARRIS organization. During the fourth quarter of 2011, ARRIS recorded a restructuring charge of $3.4 million, of which $3.3 million was related to severance and termination benefits and $0.1 million was related to facilities. In 2012, ARRIS recorded an additional restructuring charge of $6.8 million, of which $5.6 million was related to severance and termination benefits and $1.2 million was related to facilities. As of March 31, 2013, the total liability remaining for this restructuring plan was approximately $0.3 million and is related to facilities. This remaining liability will be paid over the remaining lease terms through 2016, unless terminated earlier (in thousands):

Balance as of December 31, 2012	$400
Restructuring charges	10
Payments	(74)

Balance as March 31, 2013	$336

Note 11.   Inventories

Inventories are stated at the lower of average cost, approximating first-in, first-out, or market. The components of inventory were as follows, net of reserves (in thousands):

	March 31,	December 31,
	2013	2012
Raw material	$25,857	$24,798
Work in process	3,384	2,800
Finished goods	97,289	106,250

Total inventories, net	$126,530	133,848

Note 12.   Property, Plant and Equipment

Property, plant and equipment, at cost, consisted of the following (in thousands):

	March 31,	December 31,
	2013	2012
Land	$2,562	$2,562
Building and leasehold improvements	24,380	25,995
Machinery and equipment	181,665	177,657

	208,607	206,214
Less: Accumulated depreciation	(154,498)	(151,836)

Total property, plant and equipment, net	$54,109	$54,378

Note 13.   Convertible Senior Notes

In 2006, ARRIS Enterprises, Inc. issued $276.0 million of 2% convertible senior notes due 2026. The notes may be converted only upon the occurrence of specified events and during specified periods, including (i) from October 15, 2013 to November 15, 2013 and (ii) during any calendar quarter in which the closing price of the Company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect on the last trading day of the last calendar quarter (which, based on the current conversion price, would be $19.31). The conversion rate for the senior notes, subject to adjustment, is 62.1504 shares per $1,000 principal amount (which represents an initial conversion price of approximately $16.09 per share of the Company’s common stock). Upon conversion, the holder will receive up to the principal amount in cash and may receive, depending on the price of the Company’s common stock, an additional payment, in cash, the Company’s common stock or a combination thereof, at the option of the Company. Each component of the conversion consideration is based on a formula that includes the conversion rate and the market price of the Company’s common stock during a period following the date of the conversion.

In connection with the holding company reorganization, the Company, ARRIS Enterprises and the indenture trustee executed a supplement to the indenture governing the senior notes. Among other things, under the supplemental indenture, the Company guaranteed ARRIS Enterprises’ obligations related to the senior notes. The supplemental indenture also provides that the conversion value of the senior notes will now be calculated by reference to the Company’s common stock rather than ARRIS Enterprises’ common stock, and any shares issuable upon conversion of the senior notes will now be settled in the Company’s common stock rather than ARRIS Enterprises’ common stock.

As a result of the holding company reorganization, holders of the senior notes have (i) the right, which may be exercised from April 30, 2013 to May 28, 2013, to require ARRIS Enterprises to repurchase the senior notes for 100% of the principal amount of the senior notes, plus accrued and unpaid interest to, but not including the repurchase date (the “Repurchase Right”) and (ii) the right, which may be exercised from April 12, 2013 to May 29, 2013, to convert the senior notes for the consideration described above (the “Conversion Right”).

ARRIS Enterprises, Inc. may redeem the senior notes at any time on or after November 15, 2013, subject to certain conditions. In addition, the holders may require ARRIS Enterprises, Inc. to purchase all or a portion of their senior notes (i) on November 15, 2013, November 15, 2016 and November 15, 2021 and (ii) for a period of time following the occurrence of specified fundamental changes. Upon redemption, the holder will receive the principal amount of the notes in cash plus any accrued and unpaid interest. The calculation of the redemption conversion consideration for the November 2013 redemption right is expected to be the same as the calculation for the May 2013 redemption right. Likewise, the calculation of the conversion consideration for the November 2013 conversion right is expected to be the same as the calculation for the May 2013 conversion right.

The notes are unsecured senior obligations of ARRIS Enterprises, Inc. and are effectively subordinated to all liabilities, including trade payables and lease obligations of ARRIS Enterprises’ subsidiaries. Likewise, the related guaranty is an unsecured senior obligation of the Company, and is effectively subordinated to all liabilities, including trade payables and lease obligations of the Company’s subsidiaries. Interest is payable on May 15 and November 15 of each year. There are no significant financial covenants related to the notes. As of March 31, 2013, the carrying amount of the convertible senior notes was $225.4 million and was recorded in current liabilities on the Company’s Consolidated Balance Sheets.

ARRIS accounts for the liability and equity components of the notes separately. The Company is accreting the debt discount related to the equity component to non-cash interest expense over the estimated seven year life of the convertible notes, which represents the first redemption date of November 15, 2013 when ARRIS Enterprises, Inc. may redeem the notes at its election or the note holders may require their redemption. The equity and liability components related to the notes were as follows (in thousands):

	March 31,	December 31,
	2013	2012

Carrying amount of the equity component	$48,209	$48,209

Principal amount of the liability component	$232,050	$232,050
Unamortized discount	(6,682)	(9,926)

Net carrying amount of the liability component	$225,368	$222,124

The following table presents the contractual interest coupon and the amortization of the discount on the equity component related to the notes during the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012

Contractual interest recognized	$1,160	$1,160
Amortization of discount	3,244	2,999

The effective annual interest rate on the debt component is 7.93%.

The Company paid approximately $7.8 million of finance fees related to the issuance of the notes. Of the $7.8 million, approximately $5.3 million was attributed to the debt component and $2.5 million was attributed to the equity component of the convertible debt instrument. The portion related to the debt component is being amortized over seven years. The remaining balance of unamortized financing costs from these notes as of March 31, 2013 and December 31, 2012 was $0.4 million and $0.6 million, respectively.

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

The Company evaluates performance based on several factors, of which the primary financial measures are revenues and gross margins. A measure of assets is not applicable, as segment assets are not regularly reviewed by the CODM for evaluating performance and allocating resources to the segment. The accounting policies of the operating segments are the same as those disclosed in Form 10-K for the year ended December 31, 2012.

The table below represents information about the Company’s reportable segments for the three months ended March 31, 2013 and 2012 (in thousands):

	For the Three Months Ended March 31,
	2013	2012
Business Segment:
BCS:
Sales	$288,329	$244,515
Gross Margin	91,151	89,565

ATS:
Sales	52,343	44,057
Gross Margin	10,827	10,635

MCS:
Sales	12,978	14,329
Gross Margin	6,548	8,708

Total :
Sales	$353,650	$302,901
Gross Margin	$108,526	$108,908

The Company expects its segments to change in the future as a result of the Motorola Home acquisition.

Note 15. Sales Information

The Company’s two largest customers (including their affiliates, as applicable) are Comcast and Time Warner Cable. Over the past year, certain customers’ beneficial ownership may have changed as a result of mergers and acquisitions. Therefore the revenue for ARRIS’ customers for prior periods has been adjusted to include the affiliates under common control. A summary of sales to these customers for the three months ended March 31, 2013 and 2012 are set forth below (in thousands):

	Three Months Ended March 31,
	2013	2012

Comcast and affiliates	$59,102 (1)	$81,802
% of sales	16.7%	27.0%

Time Warner Cable and affiliates	$92,856	$47,104
% of sales	26.3%	15.6%

(1)	Revenue was reduced by $13.2 million related to Comcast investment in ARRIS (see Note 7 Comcast Investment in ARRIS for additional details). Excluding the adjustment, sales to Comcast were $72.3 million and 19.7% of total sales.

ARRIS sells its products primarily in the United States. The Company’s international revenue is generated from Asia Pacific, Europe, Middle East & Africa (“EMEA”) and Americas. The Asia Pacific market primarily includes China, Hong Kong, Japan, Korea, Singapore, and Taiwan. The EMEA market primarily includes Austria, Belgium, France, Germany, Great Britain, Hungry, Ireland, Israel, the Netherlands, Norway, Poland, Portugal, Romania, Russia, Spain, Sweden, Switzerland, and Turkey. The Americas market primarily includes Argentina, Bahamas, Brazil, Canada, Chile, Columbia, Costa Rica, Ecuador, Honduras, Jamaica, Mexico, Panama, Peru, and Puerto Rico. For the three months ended March 31, 2013 and 2012, sales to international customers were approximately 31.7% and 24.9%, respectively, of total sales. International sales by region for the three months ended March 31, 2013 and 2012 were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012

Americas, excluding U.S. (1)	$81,725	$47,904
Asia Pacific	10,172	10,458
EMEA	20,370	17,014

Total international sales	$112,267	$75,376

(1)	Excludes U.S. sales of $241,383 in Q1 2013 and $227,525 in Q1 2012.

Note 16.   Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the periods indicated (in thousands except per share data):

	Three Months Ended March 31,
	2013 (1)	2012 (1)
Basic:
Net income (loss)	$(14,650)	$5,799

Weighted average shares outstanding	115,150	115,075

Basic earnings (loss) per share	$(0.13)	$0.05

Diluted:
Net income (loss)	$(14,650)	$5,799

Weighted average shares outstanding	115,150	115,075

Net effect of dilutive equity awards	–	2,522

Total	115,150	117,597

Diluted earnings (loss) per share	$(0.13)	$0.05

(1)	EPS may not recalculate directly due to rounding.

As discussed in Note 13, in November 2006, the Company issued $276.0 million of convertible senior notes. Upon conversion, ARRIS will satisfy at least the principal amount in cash, rather than common stock. This reduced the potential earnings dilution to only include the conversion premium, which is the difference between the conversion price per share of common stock and the average share price. The average share price during the three months ended March 31, 2012 was less than the conversion price, and consequently, did not result in dilution. For the three months ended March 31, 2013, the average share price was greater than the conversion price. The impact of the dilutive effect of the convertible debt in diluted EPS should be included when the average stock price exceeds the conversion price, even though the market price trigger has not been met. However, basic shares were used for the three months ended March 31, 2013 as a net loss was reported for the quarter and the inclusion of dilutive shares would be antidilutive.

For the three months ended March 31, 2013, all outstanding equity-based awards were dilutive. For the three months ended March 31, 2012, 2.5 million of the equity-based awards were excluded from the computation of diluted earnings per share shares because their effect would have been anti-dilutive. These exclusions are made if the exercise price of these equity-based awards is in excess of the average market price of the common stock for the period, or if the Company has net losses, both of which have an anti-dilutive effect.

During the three months ended March 31, 2013, the Company issued 1.2 million shares of its common stock related to stock option exercises and the vesting of restricted shares, as compared to 1.7 million shares for the twelve months ended December 31, 2012.

Note 17. Income Taxes

During the three months ended March 31, 2013 and 2012, the Company recorded income tax expense of $0.7 million and $2.9 million, respectively. Below is a summary of the components of the tax expense in each period (in thousands, except for percentages):

	Three Months Ended March 31,
	2013			2012
	(Loss) Income Before Tax	Income Tax Expense (Benefit)	Effective Tax Rate	Income Before Tax	Income Tax Expense (Benefit)	Effective Tax Rate
Non-discrete items	$25,770	$8,216	31.9%	$8,685	$2,886	33.2%
Discrete tax events - 2012 R&D credit	–	$(4,875)		–	–
Acquisition costs	$(7,190)	$(2,641)		–	–
Comcast’s investment in ARRIS	$(32,530)	–		–	–

Total	$(13,950)	$700	5.0%	$8,685	$2,886	33.2%

•

During the first quarter of 2013, the Company recorded a benefit of approximately $4.9 million related to 2012 research and development tax credits, as a result of the credit being extended for the 2012 and 2013 tax years in the first quarter of 2013.

•	During the first quarter of 2013, the Company recorded a benefit of approximately $2.6 million relating to the acquisition costs incurred on Motorola Home acquisition.
•	During the first quarter of 2013, the Company recorded a pre-tax book loss on an investment in ARRIS by Comcast of approximately $32.5 million, on which no tax benefit was recorded.
•	During the first quarter of 2012, the Company did not identify any discrete tax events.

Note 18. Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated other comprehensive income by component, net of taxes, for the three months ended March 31, 2013 (in thousands):

	Unrealized gain (loss) on marketable securities	Unfunded pension liability	Cumulative translation adjustments	Total
Balance as of December 31, 2012	$206	$(8,558)	$(184)	$(8,536)
Other comprehensive income before reclassifications	128	-	-	128
Amounts reclassified from accumulated other comprehensive income	(80)	-	-	(80)

Net current-period other comprehensive income	48	-	-	48

Balance as of March 31, 2013	$254	$(8,558)	$(184)	$(8,488)

Note 19. Contingencies

The Company accrues a liability for legal contingencies when it believes that it is both probable that a liability has been incurred and it can reasonably estimate the amount of the loss. The Company reviews these accruals and adjusts them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel and other relevant information. To the extent new information is obtained and the Company’s views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in the Company’s accrued liabilities would be recorded in the period in which such determinations are made. Unless noted otherwise, the amount of liability is not probable or the amount cannot be reasonably estimated; and, therefore, accruals have not been made.

Due to the nature of the Company’s business, it is subject to patent infringement claims, including current suits against it or one or more of its wholly-owned subsidiaries, or one or more of our customers who may seek indemnification from us, alleging infringement by various Company products and services. The Company believes that it has meritorious defenses to the allegations made in its pending cases and intends to vigorously defend these lawsuits; however, it is currently unable to determine the ultimate outcome of these or similar matters. In addition, the Company is a defendant in various litigation matters generally arising out of the normal course of business.

Note 20. Subsequent Events

Motorola Home Acquisition

On April 17, 2013, the Company completed its acquisition of Motorola Home from a subsidiary of Google Inc. (See Note 6 Business Acquisition for additional details)

Credit Facilities

ARRIS has entered into senior secured credit facilities with Bank of America, N.A. and various other institutions, which are comprised of (i) a “Term Loan A Facility” of $1.1 billion, with an annual interest rate of LIBOR plus 2.25 basis points, (ii) a “Term Loan B Facility” of $825 million, with an annual interest rate of LIBOR (LIBOR floor of 0.75%) plus 2.75 basis points and (iii) a “Revolving Credit Facility” of $250 million, with an annual interest rate of LIBOR plus 2.25 basis points and an unused fee of 50 basis points. Funding was completed under the senior secured credit facilities effective April 17, 2013, in connection with the closing of the Motorola Home acquisition.

Borrowings under the senior secured credit facilities are secured by first priority liens on substantially all of the assets of ARRIS and certain of its present and future subsidiaries who are or become parties to, or guarantors under, the credit agreement governing the senior secured credit facilities (the “Credit Agreement”). The Credit Agreement contains usual and customary limitations on indebtedness, liens, restricted payments, acquisitions and asset sales in the form of affirmative, negative and financial covenants, which are customary for financings of this type. The Credit Agreement provides terms for mandatory prepayments and optional prepayments and commitment reductions. The Credit Agreement also includes events of default, which are customary for facilities of this type (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all amounts outstanding under the credit facilities may be accelerated.

The Revolving Credit Facility and Term Loan A Facility have terms of five years. The Term Loan B Facility has a term of seven years. Under the Credit Agreement, ARRIS will be required to maintain a minimum consolidated interest coverage ratio of not less than 3.50:1.00. ARRIS will also be restricted by a maximum consolidated net leverage ratio that decreases throughout the first two years of the term of the Credit Agreement from 4.25:1.00 to 3.50:1.00.

Tender Offer

As a result of the holding company reorganization, holders of the senior notes have (i) the right, which may be exercised from April 30, 2013 to May 28, 2013, to require ARRIS Enterprises to repurchase the senior notes for 100% of the principal amount of the senior notes, plus accrued and unpaid interest to, but not including the repurchase date (the “Repurchase Right”) and (ii) the right, which may be exercised from April 12, 2013 to May 29, 2013, to convert the senior notes for the consideration provided for in the indenture governing the senior notes (the “Conversion Right”). The conversion consideration consists of these two components. The first component is comprised solely of cash; the second component, which is only paid if the Company’s common stock price is above a certain threshold, is comprised of cash, shares of the Company’s common stock or a combination of both, at the Company’s election. The calculation of the Repurchase Right and the Conversion Right is the same as the calculation would be upon redemption in November 2013. See Note 13, Convertible Senior Notes for further discussion.

The maximum amount of cash required to fund the Repurchase Right is approximately $232.1 million (assuming all of the senior notes are validly tendered). The amount of cash and the number of shares of the Company’s common stock required to fund the Conversion Right will depend on the amount of senior notes converted and the price of the Company’s common stock during a specified period following the conversion. The Company expects to fund any exercises of the Repurchase Right and the cash portion of any exercises of the Conversion Right from available cash on hand and fund any equity portion of any exercises of the Conversion Right from authorized but unissued common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a global communications technology company, headquartered in Suwanee, Georgia. We operate in three business segments, Broadband Communications Systems (“BCS”), Access, Transport & Supplies (“ATS”), and Media & Communications Systems (“MCS”). A detailed description of each segment is contained in “Our Principal Products” in our Form 10-K for the year ended December 31, 2012. We specialize in integrated broadband network solutions that include products, systems integration, and professional services. We are a leading developer, manufacturer and supplier of telephony, data, video, construction, rebuild and maintenance equipment for the broadband communications industry. In addition, we are a leading supplier of infrastructure products used by cable system operators to build-out and maintain hybrid fiber-coaxial (“HFC”) networks. We provide our customers with products and services that enable reliable, high speed, two-way broadband transmission of video, telephony, and data.

On April 17, 2013 we acquired the Motorola Home from Motorola Mobility LLC, a subsidiary of Google, Inc. for $2.4 billion in cash and equity, subject to certain adjustments as provided for in the acquisition agreement. We believe acquiring Motorola Home will enhance our ability to provide next-generation consumer video products and services, supporting a more comprehensive product offering while also accelerating our ability to deliver a comprehensive set of industry-leading new products for broadband to a wide spectrum of customers. The acquisition added expertise in video and a larger presence in the home, to our core strengths in voice and data, ensuring we are even better positioned to capitalize on and manage the evolution toward multi-screen home entertainment. The transaction also increased our patent portfolio and provided a license to a wide array of Motorola Mobility patents. Given the significant increase in the size of our business as a result of the acquisition and the increase in our long-term debt, our historical results are not indicative of our combined operations going forward. In addition, as a result of the acquisition, we expect to reduce our reportable operating segments from three to two, as a result of changes in the way that we expect to manage and review our business going forward. Therefore the presentation of our financial results also will change significantly beginning with our financial results reported for the period ended June 30, 2013.

Our Strategy and Key Highlights

Our long-term business strategy, “Convergence Enabled,” includes the following key elements:

•	Maintain a strong capital structure, mindful of our debt, share repurchase opportunities and other capital needs including mergers and acquisitions.
•	Grow our current business into a more complete portfolio including a strong video product suite.
•	Continue to invest in the evolution toward enabling true network convergence onto an all IP platform.
•	Continue to expand our product/service portfolio through internal developments, partnerships and acquisitions.
•	Expand our international business and begin to consider opportunities in markets other than cable.
•	Continue to invest in and evolve the ARRIS talent pool to implement these strategies.

To fulfill our strategy, we develop technology, facilitate its implementation, and enable operators to put their subscribers in control of their entertainment, information, and communication needs. Through a set of business solutions that respond to specific market needs, we are integrating our products, software, and services solutions to work with our customers as they address Internet Protocol telephony deployment, high speed data deployment, high definition television content expansion, on demand video delivery, multi-screen video, operations management, network integration, and business services opportunities. In addition, as noted above, we acquired the Motorola Home business from Google, Inc.

Below are some key highlights relative to the three months ended March 31, 2013:

Financial Highlights

•

Sales in the first quarter of 2013 were $353.7 million as compared to $302.9 million in the same period in 2012. The increase is the result of higher sales of our DOCSIS CPE and Video Gateway products as well as products in our ATS segment. Excluding the revenue impacts of Comcast’s investment in ARRIS, sales in the first quarter of 2013 were $366.8 million.

•	Gross margin percentage was 30.7% in the first quarter of 2013, which compares to 36.0% in the first quarter of 2012. The reduced margin percentage was primarily due to the higher volume of CPE product, which generally carries lower gross margin percentage than the corporate average. Excluding the impact of Comcast’s investment in ARRIS, gross margin percentage was 33.2% for the first quarter of 2013.

•

Total operating expenses (excluding restructuring charges, acquisition costs, loss on sale of product line and amortization of intangible assets) in the first quarter of 2013 were $84.2 million, as compared to $83.7 million in the same period last year.

•	Acquisition costs and restructuring charges during the first quarter of 2013 and 2012 were $7.2 million and $5.8 million, respectively.
•

We ended the first quarter 2013 with an order backlog of approximately $282.1 million and a book-to-bill ratio of 1.17. This compares to $277.7 million and 1.43 in the first quarter 2012, respectively.

•

We ended the first quarter of 2013 with $631.3 million of cash, cash equivalents, short-term and long-term marketable security investments. We generated approximately $50.1 million of cash from operating activities in the first quarter of 2013.

Product Line Highlights

•	Broadband Communications Systems

o	CMTS
¡

Continued strong demand for increased network capacity, shipping a record number of C4 CMTS downstream ports, up 11% from the previous high in first quarter 2012 to over 122 thousand ports in the first quarter of 2013

¡	Continued deployment of new C4 CMTS systems with 32D and 24U line cards, as well as strong license upgrade sales to existing deployed product
¡	Extensive engagement and trials of next generation Converged Edge Router CMTS product that will enable smooth transition of legacy video networks to IP
o	CPE
¡	Record level of shipments in first quarter 2013 with approximately 2.9 million CPE units shipped
¡	Mix of DOCSIS 3.0 CPE increased to 92% of the total unit shipments
¡	Maintained number one EMTA market share for 33 consecutive quarters. (source: Infonetics)
¡	Strong demand for DOCSIS 3.0 WiFi Voice and Data Gateway variants
o	Whole Home IP Video Solution
¡	Increased momentum as current customers increase deployment rate and new operators launch service
¡	Announced new Comcast RDK-based Video Gateway product at 2013 Consumer Electronics Show in Las Vegas
¡	Good progress with integration of third party middleware software providers in close collaboration with lead customers.

•	Access, Transport & Supplies
o	Strengthening momentum as operators increase investment in Optics, RF, and WiFi infrastructure

•	Media & Communications Systems
o	First quarter of 2013 revenue down sequentially and year over year
o	Investment focused on software tools to reduce customer operational costs and advanced advertising capabilities

Non-GAAP Measures

As part of our ongoing review of financial information related to our business, we regularly use non-GAAP measures, in particular non-GAAP earnings per share, as we believe they provide a meaningful insight into our business and trends. We also believe that these non-GAAP measures provide readers of our financial statements with useful information and insight with respect to the results of our business. However, the presentation of non-GAAP information is not intended to be considered in isolation or as a substitute for results prepared in accordance with GAAP. Below are tables for the three months ended March 31, 2013 and 2012 which detail and reconcile GAAP and non-GAAP earnings per share:

(in thousands, except per share data)	For the Three Months Ended March 31, 2013

	Sales	Gross Margin	Operating Expense	Operating Income	Other (Income) Expense	Income Tax Expense (Benefit)	Net Income (Loss)

Amounts in accordance with GAAP	$353,650	$108,526	$99,010	9,516	$23,466	$700	$(14,650)
Reduction in revenue related to Comcast’s investment in ARRIS	13,182	13,182	-	13,182	-	-	13,182
Stock compensation expense	-	831	(5,913)	6,744	-	-	6,744
Amortization of intangible assets	-	-	(7,603)	7,603	-	-	7,603
Acquisition costs, restructuring, and integration costs	-	-	(7,199)	7,199	-	-	7,199
Credit facility - ticking fees	-	-	-	-	(388)	-	388
Mark-to-market FV adjustment related to Comcast’s investment in ARRIS	-	-	-	-	(19,348)	-	19,348
Non-cash interest expense	-	-		-	(3,244)	-	3,244
Adjustments of income tax valuation allowances and other discrete tax items	-	-	-	-	-	7,516	(7,516)
Tax related to items above	-	-	-	-	-	5,735	(5,735)

Non-GAAP amounts	$366,832	$122,539	$78,295	$44,244	$486	$13,951	$29,807

GAAP net income per share - diluted							$(0.13	) (1)

Non-GAAP net income per share - diluted							$0.25

Weighted average common shares - basic							115,150

Weighted average common shares - diluted							119,022

(1)	Basic shares used as losses were reported for those periods and the inclusion of dilutive shares would be anti-dilutive

(in thousands, except per share data)	For the Three Months Ended March 31, 2012

	Sales	Gross Margin	Operating Expense	Operating Income	Other (Income) Expense	Income Tax Expense (Benefit)	Net Income (Loss)
Amounts in accordance with GAAP	$302,901	$108,908	$97,217	$11,691	$3,006	$2,886	$5,799
Acquisition accounting impacts related to deferred revenue	1,258	1,258	-	1,258	-	-	1,258
Stock compensation expense	-	750	(5,899)	6,649	-	-	6,649
Amortization of intangible assets	-	-	(7,379)	7,379	-	-	7,379
Acquisition costs, restructuring, and integration costs	-	-	(5,810)	5,810	-	-	5,810
Loss of sale of product line	-	-	(337)	337	-	-	337
Non-cash interest expense	-	-	-	-	(2,999)	-	2,999
Tax related to items above	-	-	-	-	-	8,121	(8,121)

Non-GAAP amounts	$304,159	$110,916	$77,792	$33,124	$7	$11,007	$22,110

GAAP net income per share - diluted							$0.05

Non-GAAP net income per share - diluted							$0.19

Weighted average common shares - diluted							117,597

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

Reduction in Revenue Related to Comcast’s Investment in ARRIS: In connection with our acquisition of Motorola Home in April 2013, in January 2013 Comcast agreed to invest in ARRIS. Since the per share purchase price for the investment was less than the market price on the date of agreement was executed, it reflected a price that previously had been negotiated. The accounting guidance requires that we record the implied fair value of benefit received by Comcast as a reduction in revenue. We have excluded the effect of the implied fair value in calculating our non-GAAP financial measures. We believe it is useful to understand the effects of these items on our total revenues and gross margin.

Acquisition Accounting Impacts Related to Deferred Revenue: In connection with the accounting related to our acquisitions, business combination rules require us to account for the fair values of deferred revenue arrangements for which acceptance has not been obtained, and post contract support in our purchase accounting. The non-GAAP adjustment to our sales and cost of sales is intended to include the full amounts of such revenues as if these purchase accounting adjustments had not been applied. We believe the adjustment to these revenues is useful as a measure of the ongoing performance of our business. We historically have experienced high renewal rates related to our support agreements, and our objective is to increase the renewal rates on acquired post contract support agreements. However, we cannot be certain that our customers will renew their contracts.

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

Acquisition Costs: We have excluded the effect of acquisition-related expenses in calculating our non-GAAP operating expenses and net income (loss) measures. We incurred significant expenses in connection with our acquisitions, which we generally would not have otherwise incurred in the periods presented as part of our continuing operations. Acquisition related expenses consist of transaction costs, costs for transitional employees, other acquired employee related costs, and integration related outside services. We believe it is useful to understand the effects of these items on our total operating expenses.

Restructuring Costs: We have excluded the effect of restructuring charges in calculating our non-GAAP operating expenses and net income (loss) measures. Restructuring expenses consist of employee severance, abandoned facilities, and other exit costs. We believe it is useful to understand the effects of these items on our total operating expenses.

Credit Facility - Ticking Fees: In connection with our acquisition of Motorola Home, the cash portion of the consideration was in part funded through debt financing commitments. A ticking fee is a fee paid to our banks to compensate for the time lag between the commitment to make the loan and the actual funding. We have excluded the effect of the ticking fee in calculating our non-GAAP financial measures. We believe it is useful to understand the effect of these items in our other (income) expense.

Mark-To-Market Fair Value Adjustment Related To Comcast Investment in ARRIS: In connection with our acquisition of Motorola Home in April 2013, in January 2013 Comcast agreed to invest in ARRIS. Since the per share purchase price for the investment was less than the market price on the date of agreement was executed, it reflected a price that previously had been negotiated. The accounting guidance requires we mark to market the changes in the value of the investment and flow through other (income) expense. Until the closing of the deal, changes in the value of the investment will be marked to market and flow through other (income) expense. We have excluded the effect of the implied fair value in calculating our non-GAAP financial measures. We believe it is useful to understand the effects of these items on our total other (income) expense.

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

Significant Customers

The Company’s two largest customers (including their affiliates, as applicable) are Comcast and Time Warner Cable. Over the past year, certain customers’ beneficial ownership may have changed as a result of mergers and acquisitions. Therefore the revenue for ARRIS’ customers for prior periods has been adjusted to include the affiliates under common control. A summary of sales to these customers for the three months ended March 31, 2013 and 2012 are set forth below (in thousands):

	Three Months Ended March 31,

	2013	2012

Comcast and affiliates	$59,102 (1)	$81,802
% of sales	16.7%	27.0%

Time Warner Cable and affiliates	$92,856	$47,104
% of sales	26.3%	15.6%

(1)	Revenue was reduced by $13.2 million related to Comcast’s investment in ARRIS (see Note 7 Comcast Investment for additional details). Excluding the adjustment, sales to Comcast were $72.3 million and 19.7% of total sales.

Comparison of Operations for the Three Months Ended March 31, 2013 and 2012

Net Sales

The table below sets forth our net sales for the three months ended March 31, 2013 and 2012, for each of our segments (in thousands):

	Net Sales
	Three Months Ended March 31,		Increase (Decrease) 2013 vs. 2012
	2013	2012	$	%

Business Segment:
Broadband Communications Systems	$288,329	$244,515	$43,814	17.9%
Access, Transport & Supplies	52,343	44,057	8,286	18.8%
Media & Communications Systems	12,978	14,329	(1,351)	(9.4)%

Total	$353,650	$302,901	$50,749	16.8%

In connection with our acquisition of Motorola Home in April 2013, in January 2013 Comcast agreed to invest in ARRIS. At the time of agreement with Comcast, the ARRIS stock price was $15.35 per share; however, as a result of prior negotiations, Comcast had the ability to invest in ARRIS at the same price as Google, Inc. which was $14.11 per share. The accounting guidance requires that we record the intrinsic value of benefit received by Comcast as a reduction in revenue and gross margin of approximately $13.2 million.

The table below sets forth our net sales (as adjusted to exclude the impact of the Comcast transaction) for the three months ended March 31, 2013 and 2012, for each of our segments (in thousands):

	Net Sales – Adjusted
	Three Months Ended March 31,		Increase (Decrease) 2013 vs. 2012
	2013	2012	$	%

Business Segment:
Broadband Communications Systems	$299,850	$244,515	$55,335	22.6%
Access, Transport & Supplies	53,656	44,057	9,599	21.8%
Media & Communications Systems	13,326	14,329	(1,003)	(7.0)%

Total	366,832	$302,901	63,931	21.1%

The table below sets forth our domestic and international sales for the three months ended March 31, 2013 and 2012 (in thousands):

	Net Sales
	Three Months Ended March 31,		Increase (Decrease) 2013 vs. 2012
	2013	2012	$	%

Domestic	$241,383	$227,525	$13,858	6.1%
International
Americas, excluding U.S.	81,725	47,904	33,821	70.6%
Asia Pacific	10,172	10,458	(286)	(2.7)%
EMEA	20,370	17,014	3,356	19.7%

Total International	112,267	75,376	36,891	48.9%

Total	$353,650	$302,901	$50,749	16.8%

Broadband Communication Systems Net Sales 2013 vs. 2012

During the three months ended March 31, 2013, sales in our BCS segment increased by approximately 17.9% as compared to the same period in 2012. We had higher sales of CPE products, in particular wireless EMTAs and cable modems in the quarter.

Access, Transport & Supplies Net Sales 2013 vs. 2012

During the three months ended March 31, 2013, sales in our Access, Transport and Supplies segment increased by approximately 18.8% as compared to the same period in 2012. The increase in sales was primarily related to products such as headend optics, fiber nodes, RF gear, and WiFi equipment as cable operators have increased investments in their networks.

Media & Communication Systems Net Sales 2013 vs. 2012

During the three months ended March 31, 2013, sales in our Media & Communications Systems segment decreased by approximately 9.4% as compared to the same period in 2012. While the On Demand and Assurance revenue levels vary based on timing of license and service cycles, overall demand has not been robust.

Gross Margin

The table below sets forth our gross margin for the three months ended March 31, 2013 and 2012, for each of our reporting segments (in thousands):

	Gross Margin $
	Three Months Ended March 31,		Increase (Decrease) 2013 vs. 2012
	2013	2012	$	%
Business Segment:
Broadband Communications Systems	$91,151	$89,565	$1,586	1.8%
Access, Transport & Supplies	10,827	10,635	192	1.8%
Media & Communications Systems	6,548	8,708	(2,160)	(24.8)%

Total	$108,526	$108,908	$(382)	(0.4)%

The table below sets forth our gross margin percentages for the three months ended March 31, 2013 and 2012, for each of our business segments:

	Gross Margin %
	Three Months Ended March 31,		Percentage Point Increase (Decrease)
	2013	2012	2013 vs. 2012
Business Segment:
Broadband Communications Systems	31.6%	36.6%	(5.0)
Access, Transport & Supplies	20.7%	24.1%	(3.4)
Media & Communications Systems	50.5%	60.8%	(10.3)
Total	30.7%	36.0%	(5.3)

The table below sets forth our gross margin (as adjusted to exclude the impact of the Comcast transaction) for the three months ended March 31, 2013 and 2012, for each of our reporting segments (in thousands):

	Gross Margin % - As Adjusted (1)
	Three Months Ended March 31,		Percentage Point Increase (Decrease)
	2013	2012	2013 vs. 2012
Business Segment:
Broadband Communications Systems	34.2%	36.9%	(2.7)
Access, Transport & Supplies	22.6%	24.1%	(1.5)
Media & Communications Systems	51.8%	60.8%	(9.0)
Total	33.2%	36.2%	(3.0)

(1)	Adjusted for reduction in revenue and gross margin of $13.2 million related to Comcast’s investment in ARRIS in the first quarter of 2013.

Broadband Communications Systems Gross Margin 2013 vs. 2012

Broadband Communications Systems segment gross margin percentage decreased during the three months ended March 31, 2013 as compared to the same period in 2012. The decrease in gross margin percentage reflects a product mix change as we had higher CPE sales and lower CMTS revenue (CMTS products have a higher gross margin than CPE products). The gross margin dollars increased slightly in 2013 as compared to 2012 as a result of higher sales.

Access, Transport & Supplies Gross Margin 2013 vs. 2012

The Access, Transport & Supplies segment gross margin percentage decreased and gross margin dollars remained relatively flat during the three months ended March 31, 2013 as compared to the same period in 2012. The decrease in gross margin percentage was driven by product mix.

Media & Communications Systems Gross Margin 2013 vs. 2012

Media & Communications Systems segment gross margin dollars and percentage decreased during the three months ended March 31, 2013. The decrease in gross margin was primarily a result of lower sales. The decrease in gross margin dollar was a result of product mix, coupled with lower sales.

Operating Expenses

The table below provides detail regarding our operating expenses (in thousands):

	Operating Expenses
	Three Months Ended March 31,		Increase (Decrease) 2013 vs. 2012
	2013	2012	$	%
Selling, general, and administrative	$40,126	$39,544	$582	1.5%
Research and development	44,082	44,147	(65)	(0.1)%
Restructuring	9	5,203	(5,194)	(99.8)%
Acquisition costs	7,190	607	6,583	1084.5%
Loss on sale of product line	–	337	(337)	(100.0)%
Amortization of intangible assets	7,603	7,379	224	3.0%

Total	$99,010	$97,217	$1,793	1.8%

Selling, General, and Administrative, or SG&A Expenses

SG&A expenses were not significantly different year over year.

Research & Development, or R&D, Expenses

Included in our R&D expenses are costs directly associated with our development efforts (people, facilities, materials, etc.) and reasonable allocations of our information technology and corporate facility costs. R&D expenses for the first three months of 2013 remained flat as compared to the same period in 2012.

Restructuring Charges

During the three months ended March 31, 2013, we recorded an adjustment of approximately $9 thousand related to facilities. During the first quarter of 2012, ARRIS continued its implementation of the restructuring initiative following the acquisition of BigBand to align our workforce and operating costs with current business opportunities. This resulted in restructuring charges of $5.2 million related to severance, termination benefits and facilities.

Acquisition Costs

During the first quarter of 2013, we recorded acquisition-related expenses of $7.2 million. These expenses related to the pending acquisition of Motorola Home and consisted of transaction costs and legal fees.

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

Amortization of Intangibles

Intangibles amortization expense for the three months ended March 31, 2013 and 2012 was $7.6 million and $7.4 million, respectively. Our intangible expense is related to the acquisitions of BigBand Networks in November 2011, Digeo, Inc. in October 2009, EG Technologies in September 2009, Auspice Corporation in August 2008 and C-COR Incorporated in December 2007.

Other Expense (Income)

Interest Expense

Interest expense for the three months ended March 31, 2013 and 2012 was $4.6 million and $4.4 million respectively. Interest expense reflects the amortization of deferred finance fees, the non-cash interest component of our convertible subordinated notes, interest paid on the notes, capital leases and other debt obligations.

Interest Income

Interest income during the three months ended March 31, 2013 and 2012 was $0.8 million and $0.8 million, respectively. The income reflects interest earned on cash, cash equivalents, short-term and long-term investments.

Loss on Foreign Currency

During the three months ended March 31, 2013 and 2012, we recorded a foreign currency loss of approximately $0.8 million and $0.8 million, respectively. We have certain international customers who are billed in their local currency, primarily the euro. To mitigate the volatility related to fluctuations in the foreign exchange rates, we may enter into various foreign currency contracts. The loss on foreign currency is driven by the fluctuations in the foreign currency exchanges rates, primarily the euro.

Gain on Investments

From time to time, we hold certain investments in the common stock of private and publicly-traded companies, a number of non-marketable equity securities, and investments in rabbi trusts associated with our deferred compensation plans.

During the three months ended March 31, 2013 and 2012, we recorded net gains related to these investments of $0.6 million, and $1.0 million, respectively.

Other Expense (Income)

Other expense (income) for the three months ended March 31, 2013 and 2012 was $19.4 million and $(0.4) million, respectively.

In connection with Comcast’s agreement in the January 2013 to invest in ARRIS upon the acquisition of Motorola Home, accounting guidance requires that, since the agreed-upon purchase price was less than the market price of the date of agreement, the resulting forward arrangement be marked to market for the difference in fair value at the end of the quarter. This resulted in a mark-to-market adjustment of $19.3 million and is recorded as Other Expense for the three months ended March 31 2013. Upon closing of the Motorola Home acquisition in the second quarter of 2013, we recorded a mark-to-market gain of approximately $4.8 million, as our stock price decreased from the end of the first quarter to the closing date.

Income Tax Expense

In the three months ended March 31, 2013 and 2012, we recorded income tax expense of $0.7 million and $2.9 million, respectively. During the first quarter of 2013, the Company recorded a tax benefit of approximately $4.9 million relating to research and development tax credits for 2012. The credit was extended during the first quarter of 2013 to include the 2012 and 2013 tax years. The Company recorded mark-to-market adjustments on the contingent equity forward related to the acquisition of Motorola Home in the amount of approximately $32.5 million of pre-tax book loss. The company also recorded a tax benefit of approximately $2.6 million on Motorola Home acquisition-related expenses recorded during the first quarter of 2013 of approximately $7.2 million. There were no discrete tax events during the first quarter of 2012.

Financial Liquidity and Capital Resources

Overview

One of our key strategies is to maintain and improve our capital structure. The key metrics we focus on are summarized in the table below:

Liquidity & Capital Resources Data

	Three Months Ended March 31,
	2013	2012
	(in thousands, except DSO and turns)
Key Working Capital Items
Cash provided by operating activities	$50,057	$35,273
Cash, cash equivalents, and short-term investments	$608,389	$514,347
Long-term U.S. corporate & government agency bonds	$22,893	$52,865
Accounts receivable, net	$206,236	$183,427
Days Sales Outstanding (“DSOs”)	51	51
Inventory	$126,530	$105,114
Inventory turns	7.5	7.0

Key Financing Items
Convertible notes at face value	$232,050	$232,050
Convertible notes at book value	$225,368	$212,765

Key Shareholder Equity Items
Cash used for share repurchases	$–	$26,315

Capital Expenditures	$6,289	$3,762

In managing our liquidity and capital structure, we have been and are focused on key goals, and we have and will continue in the future to implement actions to achieve them. They include:

•	Liquidity – ensure that we have sufficient cash resources or other short-term liquidity to manage day to day operations
•	Growth – implement a plan to ensure that we have adequate capital resources, or access thereto, fund internal growth and execute acquisitions while retiring our convertible notes in a timely fashion.
•	Share repurchases – opportunistically repurchase our common stock.

The acquisition of Motorola Home in April 2013 substantially increased our indebtedness, although the values discussed above remain our primary long-term objectives.

Below is a description of key actions taken and an explanation as to their potential impact:

Accounts Receivable & Inventory

We use the number of times per year that inventory turns over (based upon sales for the most recent period, or turns) to evaluate inventory management, and days sales outstanding, or DSOs, to evaluate accounts receivable management.

DSOs during the three months of 2013 were 51 days, which was similar to the same period in 2012. Looking forward, it is possible that DSOs may increase dependent upon our customer mix and payment patterns, particularly if international sales increase.

Inventory at the end of the first quarter of 2013 was $21.4 million higher than the end of the first quarter of 2012 in support of higher sales. Inventory turns during the first three months of 2013 were 7.5 as compared to 7.0 in the same period of 2012.

Common Share Repurchases

During the first three months of 2013, ARRIS did not repurchase any shares under the plan. During the first quarter of 2012, we repurchased 2.3 million shares of our common stock for $26.3 million at an average stock price of $11.32.

Summary of Current Liquidity Position and Potential for Future Capital Raising

We believe our current liquidity position, where we have approximately $608.4 million of cash, cash equivalents, and short-term investments and $22.9 million of long-term marketable securities on hand as of March 31, 2013, together with the prospects for continued generation of cash from operations are adequate for our short- and medium-term business needs. We expect to be able to generate sufficient cash on a consolidated basis to make all of the principal and interest payments under the anticipated credit agreements, indentures and other instruments governing our indebtedness. We may in the future elect to repurchase additional shares of our common stock or additional principal amounts of our outstanding convertible notes. However, a key part of our overall long-term strategy may be implemented through additional acquisitions, and a portion of these funds may be used for that purpose. Should our available funds be insufficient for those purposes, it is possible that we will raise capital through private or public, share or debt offerings.

Commitments

Our contractual obligations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012. There has been no material change to our contractual obligations during the first three months of 2013. However, in April of 2013, we entered into senior secured credit facilities with Bank of America, N.A. and various other institutions, which are comprised of (i) a “Term Loan A Facility” of $1.1 billion, (ii) a “Term Loan B Facility” of $825 million and (iii) a “Revolving Credit Facility” of $250 million. Funding was completed under the senior secured credit facilities effective April 17, 2013, in connection with the closing of the acquisition of Motorola Home.

Borrowings under the senior secured credit facilities are secured by first priority liens on substantially all of the assets of ARRIS and certain of its present and future subsidiaries who are or become parties to, or guarantors under, the credit agreement governing the senior secured credit facilities (the “Credit Agreement”). The Credit Agreement contains usual and customary limitations on indebtedness, liens, restricted payments, acquisitions and asset sales in the form of affirmative, negative and financial covenants, which are customary for financings of this type. The Credit Agreement provides terms for mandatory prepayments and optional prepayments and commitment reductions. The Credit Agreement also includes events of default, which are customary for facilities of this type (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all amounts outstanding under the credit facilities may be accelerated.

The Revolving Credit Facility and Term Loan A Facility have terms of five years. The Term Loan B Facility has a term of seven years. Under the Credit Agreement, ARRIS will be required to maintain a minimum consolidated interest coverage ratio of not less than 3.50:1.00. ARRIS will also be restricted by a maximum consolidated net leverage ratio that decreases throughout the first two years of the term of the Credit Agreement from 4.25:1.00 to 3.50:1.00. We believe that we have the ability to be in compliance with these debt covenants.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Cash Flow

Below is a table setting forth the key line items of our Consolidated Statements of Cash Flows (in thousands):

	For the Three Months Ended
	March 31,
	2013	2012
Cash provided by operating activities	$50,057	$35,273
Cash provided by (used in) investing activities	238,475	(26,371)
Cash provided by (used in) financing activities	3,316	(28,969)

Net increase (decrease) in cash	$291,848	$(20,067)

Operating Activities:

Below are the key line items affecting cash provided by operating activities (in thousands):

	For the Three Months Ended
	March 31,
	2013	2012
Net income (loss)	$(14,650)	$5,799
Adjustments to reconcile net income to cash provided by operating activities	45,568	17,526

Net income including adjustments	30,918	23,325
Increase in accounts receivable	(17,655)	(31,799)
Decrease in inventory	7,318	7,243
Increase in accounts payable and accrued liabilities	28,014	22,398
All other – net	1,462	14,106

Cash provided by operating activities	$50,057	$35,273

Net income including adjustments, as per the table above, increased $7.6 million during the first three months of 2013 as compared to 2012 reflecting higher sales as discussed above.

Accounts receivable increased by $17.7 million during the first three months of 2013. This increase was primarily as a result of higher sales in the first quarter of 2013 as compared to first quarter of 2012 and payment patterns of our customers.

Inventory decreased by $7.3 million during the first three months of 2013.

Accounts payable and accrued liabilities increased by $28.0 million. During the first quarter of 2013, we recorded a liability of $32.5 million related to the implied benefit that Comcast received in its investment in ARRIS and the associated mark-to-market adjustments. This liability will be eliminated when we record the acquisition accounting upon the closing of the Motorola Home transaction in the second quarter of 2013.

All other accounts, net, includes the changes in other receivables, income taxes payable (recoverable), and prepaids. The other receivables represent amounts due from our contract manufacturers for material used in the assembly of our finished goods. The change in our income taxes recoverable account is a result of the timing of the actual estimated tax payments during the year as compared to the actual tax liability for the year. The net change during the first three months of 2013 was approximately $1.5 million.

Investing Activities:

Below are the key line items affecting investing activities (in thousands):

	For the Three Months Ended
	March 31,
	2013	2012
Purchases of property, plant and equipment	$(6,289)	$(3,762)
Sale of property, plant and equipment	53	–
Purchases of investments	–	(77,766)
Sales of investments	244,711	51,908
Sale of product line	–	3,249

Cash provided by (used in) investing activities	$238,475	$(26,371)

Purchases of Property, Plant and Equipment – This represents capital expenditures which are mainly for test equipment, laboratory equipment, and computing equipment. It also represents expenditures related to the pending acquisition.

Cash Proceeds from Sale of Property, Plant and Equipment – This represents the cash proceeds we received from the sale of property, plant and equipment.

Purchases and Sales of Investments – These represent purchases and sales of securities.

Cash Proceeds from Sale of Product Line – This represents the cash proceeds we received from the sale of our ECCO product line.

Financing Activities:

Below are the key line items affecting our financing activities (in thousands):

	For the Three Months Ended
	March 31,
	2013	2012
Repurchase of common stock	$–	$(26,315)
Excess income tax benefits from stock-based compensation plans	4,659	1,654
Repurchase of shares to satisfy employee tax withholdings	(11,992)	(8,033)
Proceeds from issuance of common stock	10,649	3,725

Cash provided by (used in) financing activities	$3,316	$(28,969)

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

Proceeds from Issuance of Common Stock – This represents cash proceeds related to the exercise of employee stock options, offset by expenses paid related to issuance of common stock.

Interest Rates

As of March 31, 2013, we did not have any floating rate indebtedness or outstanding interest rate swap agreements.

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

We have certain international customers who are billed in their local currency. In addition, we have certain predictable expenditures for international operations in local currency. We use a hedging strategy and enter into forward or currency option contracts based on a percentage of expected foreign currency revenues and expenses. The percentage can vary, based on the predictability of the revenues denominated in the foreign currency.

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

ARRIS executes letters of credit in favor of certain landlords and vendors to guarantee performance on lease and insurance contracts. Additionally, we have cash collateral account agreements with our financial institutions as security against potential losses with respect to our foreign currency hedging activities. The letters of credit and cash collateral accounts are reported as restricted cash. As of both March 31, 2013 and December 31, 2012, we had approximately $4.7 million outstanding, of cash collateral.

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

ARRIS holds cost method investments in private companies. Due to the fact the investments are in private companies, we are exempt from estimating the fair value on an interim basis. It is not practical to estimate the fair value since the quoted market price is not available. Furthermore, the cost of obtaining an independent valuation appears excessive considering the materiality of the investments to the Company. However, ARRIS is required to estimate the fair value if there has been an identifiable event or change in circumstance that may have a significant adverse effect on the fair value of the investment. Each quarter, we evaluate our investment for any other-than-temporary impairment, by reviewing the current revenues, bookings and long-term plan of the private companies. No indicators of impairment existed during the Company’s evaluations during the first quarter of 2013 and 2012. These investments are recorded at $6.0 million as of both March 31, 2013 and December 31, 2012. See Note 4 of Notes to the Consolidated Financial Statements for disclosures related to the fair value of our investments.

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

Capital Expenditures

Capital expenditures are made at a level designed to support the strategic and operating needs of the business. ARRIS’ capital expenditures were $6.3 million in the first three months of 2013 as compared to $3.8 million in the first three months of 2012. Management expects to invest approximately $70 million in capital expenditures for the fiscal year 2013, which includes the incremental purchases as a result of the recent acquisition of Motorola Home.

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

Our critical accounting policies and estimates are disclosed in our Form 10-K for the year ended December 31, 2012, as filed with the SEC. Our critical accounting estimates have not changed in any material respect during the three months ended March 31, 2013.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes with respect to the information appearing in Part II, Item 7A., “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December  31, 2012.

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

British Telecom v. Cox; Comcast v. British Telecom, C.A. Nos. 10-658 (SLR); 11-843 (SLR), U.S. District Court, District of Delaware. On August 5, 2010 British Telecom sued Cox alleging infringement of four British Telecom U.S. patents, nos. 5,142,532, 5,526,350, 6,538,989 and 6,665,264, and subsequently amended the complaint to include four additional U.S. patents, nos. 5,790,643, 5,923,247, 6,205,216 and 6,473,742. Cox has asked ARRIS (and other suppliers including Motorola) to indemnify them. Comcast also has requested indemnification for similar litigation with British Telecom over the same patents, and has filed a separate suit against British Telecom for infringement of unrelated patents. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify Comcast and/or Cox, pay royalties and/or cease utilizing certain technology. With respect to the liability attributable to Motorola Home in this matter, a subsidiary of Google has agreed to indemnify ARRIS to the extent described below.

ARRIS v. SeaChange Int’l. (previously nCube v. SeaChange), C.A. No. 01-011 (JJF). U.S. District Court, District of Delaware. In May 2002, a jury found that video-on-demand products and software sold by SeaChange International (“SeaChange”) infringed various claims of ARRIS’ U.S. patent No. 5,805,804 and ARRIS was awarded enhanced damages and attorneys’ fees based on the jury’s finding of willful infringement. The District Court also entered a permanent injunction that, among other things, enjoined SeaChange from selling video-on-demand products and software that infringe U.S. patent no. 5,805,804. Following the District Court’s entry of the permanent injunction, SeaChange initiated re-examination proceedings of the infringed claims before the United States Patent and Trademark Office (“USPTO”). The USPTO determined that most of the patent claims were patentable without any modification, including the infringed claim at issue in the contempt action.

In July 2009, ARRIS filed a motion for contempt, seeking to enforce the permanent injunction and an award of sanctions for SeaChange’s continued sales of the video-on-demand products and software. In August 2009, in response to ARRIS’ motion for contempt, SeaChange filed a declaratory- judgment suit seeking an order that its video-on-demand products and software do not infringe U.S. patent no. 5,805,804. In June 2010, the District Court stayed SeaChange’s declaratory-judgment suit in favor of proceeding with ARRIS’ motion for contempt. In October 2012, the court denied ARRIS’ motion for a finding of contempt. ARRIS has filed an appeal of the denial of the contempt motion.

Bear Creek Technologies v. MSOs, C.A.No. 2:11-cv-00103, District of Delaware. In February 2011, Bear Creek sued MSOs, Telcos and other VoIP service providers for infringement of US patent no. 7,889,722, relating to EMTAs. Certain of our customers have requested that we provide indemnification. The complaint requests unspecified damages for past infringement and injunction against future infringement. To date, no evidence of damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify the MSOs, pay royalties and/or cease utilizing certain technology.

KTech Telecommunications Inc. v. Time Warner Cable Inc., C.A. 2:11-cv-09373, Central District of California. On November 9, 2011, KTech Telecommunications filed suit against Time Warner Cable alleging infringement of U.S. patent nos. 6,785,903, 7,487,533, 7,761,893, and 7,984,469. The complaint requests unspecified damages for past infringement and injunction against future infringement. To date, no evidence of damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify the Time Warner Cable, pay royalties and/or cease utilizing certain technology.

Sprint v. Time Warner Cable and Comcast, C.A. 11-cv-2684, District of Kansas. On December 19, 2011, Sprint filed suit against Time Warner Cable and Comcast alleging infringement of 12 patents alleged to cover various voice over internet protocol technologies. Comcast countersued, to which Sprint responded with allegations of infringement of more patents. The complaint requests unspecified damages for past infringement and an injunction against future infringement. To date, no evidence of damages has been introduced. It is premature to assess the likelihood of a favorable outcome. In the event of an unfavorable outcome ARRIS may be required to indemnify Time Warner Cable and/or Comcast, pay royalties and/or cease utilizing certain technology. With respect to the liability attributable to Motorola Home in this matter, a subsidiary of Google has agreed to indemnify ARRIS to the extent described below.

Williamson (At Home) v. Verizon and AT&T, C.A. 11-cv-04948, Southern District of New York. On July 19, 2011, Williamson filed suit against Verizon and AT&T on behalf of the At Home bankruptcy estate alleging infringement of four patents alleged to cover regionalized multicasting services. The complaint requests unspecified damages for past infringement and injunction against future infringement. To date, no evidence of damages has been introduced. The case has been split, in that the defendants will have separate trials and the complaint against AT&T may be moved to the Northern District of Texas at an appropriate time. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify AT&T and Verizon, pay royalties and/or cease utilizing certain technology.

GlobeTecTrust v. MSOs, C.A. 12-cv-01236 et al., District of Delaware. On October 1, 2012, GlobeTecTrust filed several suits against various parties, including four cable service providers alleging infringement of U.S. Patent No. 6,262,997. The complaint requests unspecified damages for infringement and injunction against future infringement. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify one or more of the MSOs, pay royalties and/or cease utilizing certain technology.

AIP v. MSOs, C.A. 12-cv-01690 et al., District of Delaware. On December 11, 2012, AIP filed several suits against service providers alleging infringement of four U.S. patents. The complaint requests unspecified damages for infringement and injunction against future infringement. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify one or more of the MSOs and/or pay royalties for utilizing certain technology.

Telecommunications Research Laboratories (dba TR Labs) v. Cablevision, C.A. 12-cv-06830, District of New Jersey. On November 2, 2012, TR Labs filed suit against Cablevision alleging infringement of seven U.S. Patents relating to network architecture. The complaint requests unspecified damages for infringement and injunction against future infringement. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify Cablevision and/or pay royalties for utilizing certain technology.

C-Cation v. MSOs C.A. 11-cv-00030, Eastern District of Texas. On January 25, 2011, C-Cation filed suit against several service providers alleging infringement of U.S. Patent No. 5,841,840 relating to channel management. The complaint requests unspecified damages for past and future infringement. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of a favorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify one or more of the MSOs and/or pay royalties for utilizing certain technology.

Driden Multicommunications v. AT&T, C.A. 12-cv-01469, District of Delaware. On November 14, 2012, Driden filed suit against several service providers alleging infringement of U.S. Patent 5,563,883 relating to a multiple line modem. The complaint requests unspecified damages for past and future infringement. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify AT&T and/or pay royalties for utilizing certain technology.

FutureVision.com v. MSOs, C.A. 12-cv-00386, Eastern District of Texas. On June 18, 2012, FutureVision.com filed suit against several service providers alleging infringement of U.S. Patent No. 5,877,755 relating to an interactive broadband multimedia systems. The complaint requests unspecified damages for past and future infringement. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify one or more of the MSOs and/or pay royalties for utilizing certain technology.

Preservation Technologies v. AT&T, C.A. 11-cv-01860, Central District of California. On December 2, 2011, Preservation Tech. filed suit against several service providers alleging infringement of six U.S. patents. The complaint requests unspecified damages for infringement and injunction against future infringement. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify AT&T, pay royalties and/or cease utilizing certain technology.

US Ethernet Innovations v. AT&T, C.A. 10-cv-05254, Northern District of California. On November 19, 2010, US Ethernet Innovations filed suit against a multitude of parties alleging infringement of four U.S. patents, for which we believe ARRIS is indemnified by another supplier. The complaint requests unspecified damages for infringement and injunction against future infringement. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify AT&T, pay royalties and/or cease utilizing certain technology.

United Access Technologies v. AT&T, C.A. 11-cv-00338, District of Delaware. On April 15, 2011, United Access Technologies filed suit against AT&T alleging infringement of three U.S. patents. The complaint requests unspecified damages for past and future infringement. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify AT&T and/or pay royalties for utilizing certain technology.

Biax Corporation v. Motorola Mobility, C.A. 10-cv-03013, District of Colorado. On December 13, 2010, Biax filed suit against Motorola alleging infringement of two U.S. patents. The complaint requests unspecified damages for past and future infringement. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to pay royalties for utilizing certain technology.

Voice Integration Technologies v. Motorola Mobility, C.A. 13-cv-00057, District of Delaware. On January 4, 2013, Voice Integration Technologies filed suit against Motorola alleging infringement of U.S. Patent No. 7,127,048. The complaint requests unspecified damages for past and future infringement. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to pay royalties for utilizing certain technology.

EON Corp. IP Holdings v. AT&T, C.A. 11-cv-01555, District of Puerto Rico. On June 14, 2011, EON filed suit against Motorola alleging infringement of six U.S. patents. The complaint requests unspecified damages for infringement and injunction against future infringement. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify AT&T, pay royalties and/or cease utilizing certain technology.

Mobile Enhancement Solutions v. Motorola, C.A. 12-cv-00797, Northern District of Texas. On March 15, 2012, Mobile Enhancement Solutions filed suit against Motorola alleging infringement of four U.S. patents. The complaint requests unspecified damages for past and future infringement. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to pay damages for utilizing certain technology.

General Instrument Corp/Motorola Mobility v. TiVo, C.A. 11-cv-00053, Eastern District of Texas. On February 25, 2011, Motorola and General Instrument filed suit against TiVo alleging infringement of three General Instrument patents and seeking a declaratory judgment of non-infringement and/or invalidity of two TiVo patents. It is premature to assess the likelihood of an unfavorable outcome. With respect to the liability attributable to Motorola Home in this matter, a subsidiary of Google has agreed to indemnify ARRIS to the extent described below.

Motorola Mobility v. Microsoft, C.A. 11-cv-01408, Western District of Washington. Motorola filed suit against Microsoft alleging infringement of multiple Motorola patents. Microsoft counterclaimed alleging infringement of several Microsoft patents, including two patents asserted against General Instrument products. It is premature to assess the likelihood of an unfavorable outcome. With respect to the liability attributable to Motorola Home in this matter, a subsidiary of Google has agreed to indemnify ARRIS to the extent described below.

Motorola Mobility v. Apple; Apple v. Motorola Mobility, C.A. 12-cv-20271, Southern District of Florida. Motorola filed suit against Apple alleging infringement of multiple Motorola patents. Apple counterclaimed alleging infringement of several Apple patents, including three patents asserted against General Instrument products. It is premature to assess the likelihood of an unfavorable outcome. With respect to the liability attributable to Motorola Home in this matter, a subsidiary of Google has agreed to indemnify ARRIS to the extent described below.

In the Acquisition Agreement for the Motorola Home business, a subsidiary of Google agreed to indemnify, defend and hold harmless ARRIS and various related parties with respect to, among other things, any losses suffered by ARRIS as a result of a court order involving, or the settlement of, certain agreed-upon litigation, including the five lawsuits described above that reference this indemnification obligation. There are various limitations upon this obligation, the most significant of which is that ARRIS is responsible for 50% of the first $50,000,000 (i.e., $25,000,000) of losses attributable to past infringements as well as 50% of the first $50,000,000 (i.e., $25,000,000) of future royalty payments and the costs of devising and implementing redesigns intended to avoid infringement.

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

Our performance is primarily dependent on customers’ capital spending for constructing, rebuilding, maintaining or upgrading broadband communications systems. Capital spending in the telecommunications industry is cyclical and can be curtailed or deferred on short notice. A variety of factors affect capital spending, and, therefore, our sales and profits, including:

•	general economic conditions;
•	customer specific financial or stock market conditions;
•	availability and cost of capital;
•	governmental regulation;
•	demands for network services;
•	competition from other providers of broadband and high-speed services;
•	acceptance of new services offered by our customers; and
•	real or perceived trends or uncertainties in these factors.

Several of our customers have accumulated significant levels of debt. These high debt levels, coupled with the continued turbulence and uncertainty in the capital markets, may impact their access to capital in the future. Even if the financial health of our customers remains intact, these customers may not purchase new equipment at levels we have seen in the past or expect in the future. While there are signs of improvement from the historical housing market disruptions and foreclosures, as well as the material disruptions in the credit markets that began in 2008 we cannot predict the impact, if any, of continued economic uncertainty or of specific customer financial challenges on our customer’s expansion and maintenance expenditures.

The markets in which we operate are intensely competitive, and competitive pressures may adversely affect our results of operations.

The broadband communication systems industry is extremely competitive and dynamic, requiring the companies that compete in the industry to react quickly and capitalize on change. This requires us to retain skilled and experienced personnel as well as to deploy substantial resources toward meeting the ever-changing demands of the industry. We compete with national and international manufacturers, distributors and wholesalers including many companies that are larger than we are. Our major competitors include:

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

The telecommunications industry has experienced the consolidation of many industry participants. When consolidations occur, it is possible that the acquirer will not continue using the same suppliers, thereby possibly resulting in an immediate or future elimination of sales opportunities for us or our competitors. Consolidations also could result in delays in purchasing decisions by the merged businesses. The purchasing decisions of the merged companies could have a material adverse effect on our business.

Our business is highly concentrated in the telecommunications industry, which is significantly impacted by technological change and open architecture solutions.

The cable television industry has gone through dramatic technological change resulting in MSOs rapidly migrating their business from a one-way television service to a two-way communications network enabling multiple services, such as high-speed Internet access, residential telephony services, business telephony services and Internet access, video on demand and advertising services. New services that are, or may be offered by MSOs and other service providers, such as home security, power monitoring and control, high definition television, 3-D television, and a host of other new home services are also based on and will be characterized by rapidly evolving technology. The development of increasing transmission speed, density and bandwidth for Internet traffic has also enabled the provision of high quality, feature length video over the Internet. This so called over-the-top IP video service enables content providers such as Netflix, Hulu and CBS and portals like Google to provide video services on-demand, by-passing traditional video service providers. As these service providers enhance their quality and scalability, MSOs are moving to match them and provide even more competitive services over their existing networks, as well as over-the-top IP video for delivery not only to televisions but to computers, tablets, and telephones in order to remain competitive. Our business is dependent on our ability to develop products that enable current and new customers to exploit these rapid technological changes. We believe the growth of over-the-top IP video represents a shift in the traditional video delivery paradigm, and we cannot predict the effect it will have on our business.

In addition, the cable industry has and will continue to demand a move toward open standards. The move toward open standards is expected to increase the number of MSOs that will offer new services. This trend is expected to increase the number of competitors and drive down the capital costs per subscriber deployed. These factors may adversely impact both our future revenues and margins.

The completion of the Motorola Home acquisition will have a significant impact on our operations and financial statements going forward.

In April 2013, we completed our acquisition of Motorola Home, whose business was significantly larger than our business prior to the acquisition. For the year ended December 31, 2012, Motorola Home had net sales of approximately $3.3 billion and total assets of approximately $2.5 billion, compared with our net sales of approximately $1.4 billion and total assets of $1.4 billion as of and for the year ended December 31, 2012. In addition, we increased our long-term debt by approximately $1.9 billion in connection with the acquisition. Given the significant increase in the size of our business as a result of the acquisition and the increase in our long-term debt, our historical results are not indicative of our combined operations going forward. In addition, as a result of the acquisition, we expect to reduce our reportable operating segments from three to two, as a result of changes in the way that we expect to manage and review our business going forward. Therefore the presentation of our financial results also will change significantly beginning with our financial results reported for the period ending June 30, 2013.

The anticipated benefits from acquiring the Motorola Home business may not be realized.

We acquired Motorola Home with the expectation that the transaction would result in various benefits, including, among other things, enhancing our current and future product offerings, strengthening our ability to capitalize on and manage changing industry trends and broadening our customer base.

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

In addition, our ability to achieve the anticipated benefits of the acquisition is subject to a number of uncertainties discussed elsewhere, including:

•	our ability to take advantage of expected growth opportunities;
•	general market and economic conditions;
•	general competitive factors in the industry and marketplace; and
•	higher than expected costs required to achieve the anticipated benefits of the acquisition.

No assurance can be given that these benefits will be achieved or, if achieved, the timing of their achievement. Failure to achieve these anticipated benefits could result in increased costs and decreases in expected revenues and/or net income following the acquisition.

Our business has come primarily from a few key customers. The loss of one of these customers or a significant reduction in sales to one of these customers would have a material adverse effect on our business.

Our two largest customers (including their affiliates, as applicable) are Comcast and Time Warner Cable. For the three months ended March 31, 2013, sales to Comcast accounted for approximately 16.7% of our total revenue and sales to Time Warner Cable accounted for approximately 26.3% of our total revenue. While we expect greater overall customer diversification as a result of the Motorola Home acquisition, we also expect that sales to several customers, including Verizon, will significantly increase. The loss of one of our large customers, or a significant reduction in the products or services provided to any of them would have a material adverse impact on our business. For many of these customers, we also are one of their largest suppliers. As a result, if from time-to-time customers elect to purchase products from our competitors in order to diversify their supplier base and to dual-source key products or to curtail purchasing due to budgetary or market conditions, such decisions could have material consequences to our business. In addition, because of the magnitude of our sales to these customers the terms and timing of our sales are heavily negotiated, and even minor changes can have a significant impact upon our business.

We may face higher costs associated with protecting our intellectual property or obtaining necessary access to the intellectual property of others.

Our future success depends in part upon our proprietary technology, product development, technological expertise and distribution channels. We cannot predict whether we can protect our technology or whether competitors can develop similar technology independently. We have received, directly or indirectly, and expect to continue to receive, from third parties, including some of our competitors, notices claiming that we, or our customers using our products, have infringed upon third-party patents or other proprietary rights. We are a defendant in several proceedings (and other proceedings have been threatened) in which our customers were sued for patent infringement and sued, or made claims against, us and other suppliers for indemnification, and we may become involved in similar litigation involving these and other customers in the future, including as a result of our acquisition of Motorola Home. In connection with the acquisition of Motorola Home, we agreed to indemnify Google, Inc. for up to $50 million in losses related to certain ongoing claims involving Motorola Home that we did not expressly assume as part of the transaction. These claims, regardless of their merit, could result in costly litigation, divert the time, attention and resources of our management, delay our product shipments, and, in some cases, require us to enter into royalty or licensing agreements. If a claim of product infringement against us is successful and we fail to obtain a license or develop non-infringing technology, our business and operating results could be materially and adversely affected. In addition, the payment of any damages or any necessary licensing fees or indemnification costs associated with a patent infringement claim could be material and could also materially adversely affect our operating results.

Our indebtedness significantly increased in connection with our Motorola Home acquisition, which could limit our operations and opportunities, make it more difficult for us to pay or refinance our debts and/or may cause us to issue additional equity in the future, which would increase the dilution of our stockholders or reduce earnings.

As of March 31, 2013, we had approximately $232 million in total indebtedness. In connection with the acquisition of Motorola Home, we incurred approximately $1.9 billion of additional debt. In addition, we obtained a $250 million revolving line of credit to support our working capital needs following the acquisition. Our debt service obligations with respect to this increased indebtedness could have an adverse impact on our earnings and cash flows for as long as the indebtedness is outstanding.

This increased indebtedness could also have important consequences to stockholders. For example, it could:

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

•	result in higher interest expense in the event of increases in interest rates since the majority of our debt is subject to variable rates.

Based upon current levels of operations, we expect to be able to generate sufficient cash on a consolidated basis to make all of the principal and interest payments when such payments are due under our senior secured credit facilities, indentures and other instruments governing our indebtedness; but there can be no assurance that we will be able to repay or refinance such borrowings and obligations.

We may consider it appropriate to reduce the amount of indebtedness currently outstanding. This may be accomplished in several ways, including issuing additional shares of common stock or securities convertible into shares of common stock, reducing discretionary uses of cash or a combination of these and other measures. Issuances of additional shares of common stock or securities convertible into shares of common stock would have the effect of diluting the ownership percentage that stockholders will hold in the company and might reduce our reported earnings per share.

We have substantial goodwill and amortizable intangible assets.

Our financial statements reflect substantial goodwill and intangible assets, approximately $194.0 million and $86.9 million, respectively, as of March 31, 2013, that were recognized in connection with the acquisitions that we have made prior to the Motorola Home acquisition. The recently acquired Motorola Home assets and liabilities were recognized and measured, as of the acquisition date, at their respective fair values. The total consideration transferred was assigned to the Motorola Home tangible assets and liabilities and identifiable intangible assets acquired based on their fair values as of the acquisition date. The excess of the consideration transferred over those fair values was recorded as goodwill that will be reflected in our financial statements for the quarter ending June 30, 2013.

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

We recorded a non-cash goodwill impairment charge of $41.2 million and a non-cash intangible asset impairment charge of $47.4 million relating to our MCS reporting unit during the fourth quarter of 2011. No goodwill or intangible asset impairments were recorded in 2010 or 2012. As the ongoing expected cash flows and carrying amounts of our remaining goodwill and intangible assets are assessed, changes in the economic conditions, changes to our business strategy, changes in operating performance or other indicators of impairment could cause us to realize additional impairment charges in the future. For additional information, see the discussion under “Critical Accounting Policies” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2012, which is incorporated by reference herein.

We may have difficulty in forecasting our sales.

Because a significant portion of the purchases by our customers are discretionary and because of the recent completion of the acquisition of Motorola Home, to accurately forecasting sales is difficult. In addition, in recent years our customers have submitted their purchase orders less evenly over the course of each quarter and year and with shorter lead times than they have historically. This has made it even more difficult for us to forecast sales and other financial measures, which can result in us maintaining inventory levels that are too high or too low for our ultimate needs.

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

Rapidly changing technologies, evolving industry standards, frequent new product introductions and relatively short product life cycles characterize the markets for our products. The technology applications that we currently are developing may not ultimately be successful. Even if the products in development are successfully brought to market, they may not be widely used or we may not be able to capitalize successfully on their technology. To compete successfully, we must quickly design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance and reliability. However, we may not be able to develop or introduce these products successfully if they:

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

Our international operations would be adversely affected by any decline in the demand for broadband systems designs and equipment in international markets.

Sales of broadband communications equipment into international markets are an important part of our business and these international sales are expected to increase as a result of the Motorola Home acquisition. Our products are marketed and made available to existing and new potential international customers. In addition, United States broadband system designs and equipment are increasingly being employed in international markets, where market penetration is relatively lower than in the United States. While international operations are expected to comprise an integral part of our future business, international markets may no longer continue to develop at the current rate, or at all. We may fail to receive additional contracts to supply equipment in these markets.

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

A portion of our research and development operations and a portion of our contract manufacturing occurs in Israel. We also have customer service, marketing and general and administrative employees at our Israeli facility. Accordingly, we are directly influenced by the political, economic and military conditions affecting Israel, and any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could significantly harm our business. In addition, in the past, Israel and companies doing business with Israel have been the subject of economic boycott. Israel has also been and continues to be subject to civil unrest and terrorist activity, with varying levels of severity. Security and political conditions may have an adverse impact on our business in the future. Hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could adversely affect our operations and make it more difficult for us to retain or recruit qualified personnel in Israel.

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

On an ongoing basis we are exposed to various changes in foreign currency rates because significant sales are denominated in foreign currencies. These changes can impact our results of operations, cash flows and financial position. We manage these risks through regular operating and financing activities and periodically use derivative financial instruments such as foreign exchange forward and option contracts. There can be no assurance that our risk management strategies will be effective.

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

On April 16, 2013, we completed a reorganization pursuant to which ARRIS became a holding company with no business operations of its own. ARRIS’ only significant assets are the outstanding equity interests in its subsidiaries, including those acquired with Motorola Home. As a result, we rely on payments from our subsidiaries to meet our obligations.

We currently expect that a significant portion of the cash flows of our subsidiaries upon the completion of the reorganization will be retained and used by them in their operations, including to service any debt obligations of ARRIS. Additionally, under the terms of our senior secured credit facilities, our subsidiaries may be restricted in their ability to pay cash dividends or to make other distributions to the new holding company.

The acquisition of Motorola Home may not be accretive to our earnings and may cause dilution to our earnings per share, which may negatively affect the market price of our common stock.

We currently anticipate that the acquisition will be accretive to our earnings per share in the first full year following the completion of the acquisition and thereafter. This expectation is based on preliminary estimates that may materially change. We may encounter additional integration-related costs, may fail to realize all of the benefits anticipated in the acquisition or be subject to other factors that adversely affect preliminary estimates. Any of these factors could cause delay or significantly reduce the expected accretive effect of the acquisition and contribute to a decrease in the price of our common stock.

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

We do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, our ability to pay dividends is limited by the terms of our senior secured credit facilities. Payment of dividends in the future will depend on, among other things, business conditions, our results of operations, cash requirements, financial condition, contractual restrictions, provisions of applicable law and other factors that our board of directors may deem relevant.

We have the ability to issue preferred shares without stockholder approval.

Our common stock may be subordinate to classes of preferred shares issued in the future in the payment of dividends and other distributions made with respect to common stock, including distributions upon liquidation or dissolution. Our Amended and Restated Certificate of Incorporation permits our board of directors to issue preferred shares without first obtaining stockholder approval. If we issued preferred shares, these additional securities may have dividend or liquidation preferences senior to the common stock. If we issue convertible preferred shares, a subsequent conversion may dilute the current common stockholders’ interest.

Item 6. EXHIBITS

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are ARRIS filings unless otherwise noted

2.1	Acquisition Agreements dated December 19, 2012 for Motorola Home	January 17, 2013 Form 8-K, Exhibit 2.1
2.2	Agreement and Plan of Merger dated April 15, 2013 among ARRIS Group, Inc., ARRIS Enterprises I, and ARRIS Enterprises II, Inc.	April 16, 2013 Form 8-K, Exhibit 2.1
3.1	Amended and Restated Certificate of Incorporation	April 16, 2013 Form 8-K, Exhibit 3.1
3.2	Bylaws	April 16, 2013 Form 8-K, Exhibit 3.2
4.1	Form of Common stock Certificate	April 16, 2013 Form 8-K, Exhibit 4.1
4.2	First Supplement Indenture, Indenture dated November 13, 2006	April 16, 2013 Form 8-K, Exhibit 4.2
4.3	Global Note No. 3 under Indenture dated November 13, 2006	April 16, 2013 Form 8-K, Exhibit 4.3
4.4	Guaranty related to Indenture dated November 13, 2006	April 16, 2013 Form 8-K, Exhibit 4.4
4.5	Registration Rights Agreement with General Instrument Holdings, Inc.	April 18, 2013 Form 8-K, Exhibit 4.1
4.6	Registration Rights Agreement with Comcast Alpha Holdings, Inc.	April 18, 2013 Form 8-K, Exhibit 4.2
10.1	Assumption Agreement for Certain Benefit Plans	April 16, 2013 Form 8-K, Exhibit 10.1
10.2	Second Amendment to the ARRIS Group, Inc Employee Savings Plan	April 16, 2013 Form 8-K, Exhibit 10.2
10.3	Form of Restricted Stock Grant Award Agreement under the 2011 Stock Incentive Plan	April 16, 2013 Form 8-K, Exhibit 10.3
10.4	Form of Waiver Executed by All Named Executive Officers	April 16, 2013 Form 8-K, Exhibit 10.4
10.5	2013 Credit Agreement *	April 18, 2013 Form 8-K, Exhibit 10.1
31.1	Section 302 Certification of the Chief Executive Officer	Filed herewith
31.2	Section 302 Certification of the Chief Financial Officer	Filed herewith
32.1	Section 906 Certification of the Chief Executive Officer	Filed herewith
32.2	Section 906 Certification of the Chief Financial Officer	Filed herewith
101.INS	XBRL Instant Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*	Certain schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish copies thereof to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARRIS GROUP, INC.

/s/ David B. Potts
David B. Potts
Executive Vice President, Chief Financial Officer and Chief Accounting Officer

Dated: May 8, 2013