Form 10-Q
period 2013-06-30
ARRIS GROUP INC
filed 2013-08-08
CIK 1141107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

For the quarter ended June 30, 2013

of

ARRIS GROUP, INC.

A Delaware Corporation

IRS Employer Identification No. 46-1965727

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

As of July 31, 2013, 138,158,497 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

ARRIS GROUP, INC.

FORM 10-Q

For the Three and Six Months Ended June 30, 2013

PART I. CONDENSED FINANCIAL INFORMATION,

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARRIS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data) (unaudited)

	June 30,	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$610,502	$131,703
Short-term investments, at fair value	130,723	398,414

Total cash, cash equivalents and short-term investments	741,225	530,117
Restricted cash	3,801	4,722
Accounts receivable (net of allowances for doubtful accounts of $1,179 in 2013 and $1,630 in 2012)	662,156	188,581
Other receivables	11,007	350
Inventories (net of reserves of $25,078 in 2013 and $9,977 in 2012)	320,778	133,848
Prepaid income taxes	38,186	9,235
Prepaids	17,296	11,682
Current deferred income taxes, net	127,225	24,944
Other current assets	283,491	16,413

Total Current Assets	2,205,165	919,892
Property, plant and equipment (net of accumulated depreciation of $163,569 in 2013 and $151,836 in 2012)	404,157	54,378
Goodwill	807,142	194,115
Intangible assets (net of accumulated amortization of $305,401 in 2013 and $239,668 in 2012)	1,372,196	94,529
Investments	78,733	86,164
Noncurrent deferred income taxes, net	12,340	47,431
Other assets	55,476	9,385

	$4,935,209	$1,405,894

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$485,291	$45,719
Accrued compensation, benefits and related taxes	88,382	29,773
Accrued warranty	40,206	2,882
Deferred revenue	80,254	44,428
Current portion of long-term debt	289,990	222,124
Current income taxes liability	8,887	853
Other accrued liabilities	498,788	24,942

Total Current Liabilities	1,491,798	370,721
Long-term debt, net of current portion	1,837,952	-
Accrued pension	60,216	26,883
Noncurrent income tax liability	35,320	24,389
Noncurrent deferred income taxes, net	190,176	351
Other noncurrent liabilities	51,978	23,162

Total Liabilities	3,667,440	445,506

Stockholders’ Equity:
Preferred stock, par value $1.00 per share, 5.0 million shares authorized; none issued and outstanding	-	-
Common stock, par value $0.01 per share, 320.0 million shares authorized; 138.1 million and 114.1 million shares issued and outstanding in 2013 and 2012, respectively	1,726	1,488
Capital in excess of par value	1,657,383	1,285,575
Treasury stock at cost, 34.2 million shares in 2013 and 2012	(306,330)	(306,330)
Accumulated deficit	(76,736)	(11,809)
Unrealized gain (loss) on marketable securities (net of accumulated tax (benefit) expense of $(9) in 2013 and $125 in 2012)	(19)	206
Unfunded pension liability (net of accumulated tax effect of $2,272 in 2013 and 2012)	(8,558)	(8,558)
Cumulative translation adjustments	303	(184)

Total stockholders’ equity	1,267,769	960,388

	$4,935,209	$1,405,894

See accompanying notes to the condensed consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data and percentages) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$1,000,362	$349,327	$1,354,012	$652,227
Cost of sales	769,285	230,801	1,014,409	424,793

Gross margin	231,077	118,526	339,603	227,434

Operating expenses:
Selling, general and administrative expenses	87,774	40,135	127,900	79,678
Research and development expenses	123,400	42,881	167,482	87,028
Restructuring charges	32,257	1,039	32,266	6,242
Acquisition and other costs	19,392	102	26,582	1,046
Amortization of intangible assets	58,130	7,444	65,733	14,823

Total operating expenses	320,953	91,601	419,963	188,817
Operating (loss) income	(89,876)	26,925	(80,360)	38,617
Other expense (income):
Interest expense	18,612	4,422	23,243	8,772
Loss (gain) on investments	(728)	356	(1,293)	(605)
Interest income	(640)	(729)	(1,478)	(1,484)
Loss on foreign currency	206	540	1,027	1,348
Other (income) expense, net	(7,735)	(226)	11,681	(662)

Income (loss) from operations before income taxes	(99,591)	22,562	(113,540)	31,248
Income tax (benefit) expense	(49,314)	7,561	(48,613)	10,448

Net (loss) income	$(50,277)	$15,001	$(64,927)	$20,800

Net (loss) income per common share:
Basic	$(0.37)	$0.13	$(0.52)	$0.18

Diluted	$(0.37)	$0.13	$(0.52)	$0.18

Weighted average common shares:
Basic	134,626	113,842	124,940	114,457

Diluted	134,626	115,111	124,940	116,352

See accompanying notes to the condensed consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net (loss) income	$(50,277)	$15,001	$(64,927)	$20,800
Unrealized gain (loss) on marketable securities, net of tax (benefit) expense of $(137) and $44 for the three months ended June 30, 2013 and 2012, and $(103) and $271 for the six months ended June 30, 2013 and 2012, respectively	(273)	62	(225)	478
Cumulative translation adjustment	487	-	487	-

Comprehensive (loss) income, net of tax	$(50,063)	$15,063	$(64,665)	$21,278

See accompanying notes to the condensed consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (unaudited)

	Six Months Ended June 30,
	2013	2012
Operating activities:
Net (loss) income	$(64,927)	$20,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22,118	14,177
Amortization of intangible assets	65,733	14,823
Stock compensation expense	13,924	14,516
Deferred income tax benefit	(41,197)	(9,720)
Amortization of deferred finance fees	2,237	320
Provision for doubtful accounts	–	54
Gain on investments	(1,293)	(605)
Revenue reduction related to Comcast’s investment in ARRIS	13,182	–
Mark-to-market fair value adjustment related to Comcast’s investment in ARRIS	13,189	–
Loss on disposal of product line	–	337
Loss (gain) on disposal of fixed assets	(38)	6
Excess income tax benefits from stock-based compensation plans	(5,770)	(2,460)
Non-cash interest expense	6,552	6,057
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(16,514)	(27,743)
Other receivables	(7,127)	7,393
Inventories	92,632	9,996
Income taxes payable and recoverable	(16,633)	8,452
Accounts payable and accrued liabilities	251,296	5,136
Prepaids and other, net	16,645	4,327

Net cash provided by operating activities	344,009	65,866

Investing activities:
Purchases of property, plant and equipment	(21,402)	(9,256)
Sale of property, plant and equipment	90	–
Purchases of investments	(58,021)	(140,353)
Sales of investments	358,021	83,161
Cash paid for acquisition, net of cash acquired	(2,159,762)	–
Sale of product line	–	3,249

Net cash used in investing activities	(1,881,074)	(63,199)

Financing activities:
Repurchase of common stock	–	(41,551)
Excess income tax benefits from stock-based compensation plans	5,770	2,460
Repurchase of shares to satisfy employee tax withholdings	(12,407)	(8,052)
Proceeds from issuance of common stock	165,453	7,996
Proceeds from issuance of debt	1,925,000	–
Payment of debt obligations	(15,813)	–
Cash paid for debt discount	(9,853)	–
Early redemption of convertible notes	(79)	–
Deferred financing costs paid	(42,207)	–

Net cash provided by (used in) by financing activities	2,015,864	(39,147)

Net increase (decrease) in cash and cash equivalents	478,799	(36,480)
Cash and cash equivalents at beginning of period	131,703	235,875

Cash and cash equivalents at end of period	$610,502	$199,395

See accompanying notes to the condensed consolidated financial statements.

ARRIS GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Organization and Basis of Presentation

ARRIS Group, Inc. (together with its consolidated subsidiaries, except as the context otherwise indicates, “ARRIS” or the “Company”), is a premier video and broadband technology company that transforms how service providers worldwide deliver entertainment and communications without boundaries. Its powerful end-to-end platforms enable service and content providers to improve the way people connect – with each other and with their favorite content. The Company’s vision and expertise continue to drive the industry’s innovations, as they have for more than 60 years. Headquartered north of Atlanta, in Suwanee, Georgia, ARRIS has R&D, sales and support centers throughout the world.

ARRIS operates in two business segments, Network and Cloud (“N&C”) and Customer Premises Equipment (“CPE”). ARRIS specializes in integrated broadband network solutions that include products, systems software and systems integration services for multiscreen video delivery, user interfaces, content security, processing and management, video on demand and network operations management. ARRIS is a leading developer, manufacturer and supplier of telephony, data, video, construction, rebuild and maintenance equipment for broadband communications service providers including telephone companies and cable system operators. In addition, ARRIS is a leading supplier of infrastructure products used by cable system operators to build-out and maintain hybrid fiber-coaxial (“HFC”) networks. ARRIS also manufactures video encoding, processing, and storage equipment used by service providers, programmers, and internet video distributors. ARRIS broadband modem products are also sold directly to consumers through retail stores and internet outlets. The Company provides its customers with products and services that enable reliable transmission of video and high speed two-way broadband data and telephony.

On April 17, 2013, the Company completed its acquisition of Motorola Home from General Instrument Holdings, Inc., a subsidiary of Google, Inc. (See Note 3 Business Acquisitions for additional details)

The condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements for the periods shown. Interim results of operations are not necessarily indicative of results to be expected from a twelve-month period. These financial statements should be read in conjunction with the Company’s most recently audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the United States Securities and Exchange Commission (“SEC”).

Note 2. Recent Accounting Pronouncements

Adoption of New Accounting Standards - In February 2013, the FASB issued an accounting standards update that adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. This update requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source (e.g., the release due to cash flow hedges from interest rate contracts) and the income statement line items affected by the reclassification (e.g., interest income or interest expense). If a component is not required to be reclassified to net income in its entirety (e.g., the net periodic pension cost), companies would instead cross reference to the related footnote for additional information (e.g., the pension footnote). This update was adopted by ARRIS beginning in the first quarter of 2013. This standard and other accounting pronouncements adopted during the periods had an immaterial impact on our consolidated financial position and results of operations.

Accounting Standards Issued But Not Yet Effective - Accounting pronouncements issued, but not effective until after June 30, 2013, are not expected to have a significant impact on our consolidated financial position or results of operations.

Note 3. Business Acquisitions

Acquisition of Motorola Home

On April 17, 2013, ARRIS completed its acquisition of Motorola Home from General Instrument Holdings, Inc. (“Seller”), a subsidiary of Google, Inc., for approximately $2.160 million in cash, subject to working capital adjustments, and 10.6 million shares of ARRIS’ common stock (the “Acquisition”).

The Acquisition enhanced the Company’s scale and product breadth in the telecom industry and diversified the Company’s customer base and expanded dramatically the Company’s international presence. Notably, the acquisition brought to ARRIS, Motorola Home’s product scale and scope in end-to-end video processing and delivery, including a full range of QAM and IP set top box products, as well as IP Gateway CPE equipment for data and voice services for broadband service providers. The Acquisition also enhanced the depth and scale of the Company’s R&D capabilities, particularly in the video arena, and approximately doubled the Company’s patent portfolio to nearly 2,000 patents and patent applications. In addition, via a license, the Company was provided access to approximately 20,000 Motorola Mobility patents as they relate to Motorola Home.

The following table summarizes the fair value of consideration transferred for Motorola Home, net of cash acquired (in thousands):

Cash transferred (1)	$2,159,762
Shares issued to Seller (2)	176,410

Total value of consideration transferred (3)	$2,336,172

(1)	The cash transferred represents the actual cash transferred as part of the transaction, net of cash acquired of $78.0 million, and is subject to working capital adjustments. The cash portion of the consideration was funded with cash on hand, borrowings under ARRIS’ senior secured credit facilities (see Note 14 Long-Term Indebtedness for additional details) and through the sale by ARRIS of approximately 10.6 million shares of ARRIS’ common stock to a subsidiary of Comcast Corporation for $150 million in cash.
(2)	The fair value of the 10.6 million shares issued to Seller was determined based on the opening price of the Company’s common stock at the Acquisition date.
(3)	The consideration is subject to working capital adjustments. The Seller has 120 days after the acquisition date to provide the final acquisition date working capital values to ARRIS. ARRIS has 60 days after receipt of the final acquisition date working capital values to confirm agreement or disagreement with the values. ARRIS has not received a final acquisition date working capital adjustment as of the date of the filing.

The following is a summary of the preliminary estimated fair values of the net assets acquired (in thousands):

Total estimated consideration transferred, net of cash acquired	$2,336,172
Accounts receivable	462,162
Inventories	279,562
Deferred income tax assets	370,543
Other assets	153,094
Property, plant & equipment	350,547
Intangible assets	1,343,400
Accounts payable	349,235
Deferred revenue	27,797
Other liabilities	324,852
Deferred tax liability	534,479

Net assets acquired	1,722,945

Goodwill	$613,227

The Acquisition has been accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their acquisition date fair values, with any excess of the consideration transferred over the estimated fair values of the identifiable net assets acquired recorded as goodwill. The accounting for the business combination is based on currently available information and is considered preliminary.

Goodwill of $613.2 million arising from the acquisition is attributable to the workforce of the acquired business, strategic opportunities and synergies that are expected to arise from the acquisition of Motorola Home. The goodwill will be assigned to three of the Company’s reporting units; the assignment of goodwill to the Company’s reporting units has not been completed as of the date these financial statements have been issued. The goodwill is not expected to be deductible for income tax purposes.

The $1.3 billion of acquired intangible assets was preliminary assigned to the following (in thousands):

	Fair value	Estimated Weighted Average Life (years)
Customer relationships	$683,400	8.0
Developed technology	502,400	6.0
In process R&D	95,700	indefinite
Backlog	43,100	1.0
Trademark / trade name	18,800	1.0

Total	$1,343,400

In connection with the Acquisition, the Seller agreed to indemnify ARRIS for a portion of a potential liability from certain intellectual property infringement litigation claims. As such, the Company recorded at the date of acquisition a $70 million liability related to one of these litigation claims and an indemnification asset of $70 million related to this liability; which was subsequently settled for $85 million, for which ARRIS was fully indemnified. The Company also recorded a $13.9 million liability at the date of acquisition related to an infringement lawsuit included as part of the $50.0 million retained by ARRIS pursuant to the acquisition agreement. This lawsuit was settled subsequent to the date of acquisition. See Note 22 Contingencies for additional details.

Certain tax attributes will not likely be known until tax returns of acquired entities are filed. It is possible some tax returns may not be filed until after the measurement period. Therefore, there is likelihood that certain deferred tax assets related to tax attributes may be recorded outside the measurement period. The Company has recorded $71.3 million of tax deductible goodwill arising from the Acquisition, as of June 30, 2013. This amount is preliminary and remains subject to adjustments.

The fair value of account receivable is $462.2 million with the gross contractual amount being $470.9 million. The Company expects $8.7 million to be uncollectible.

The Company incurred acquisition related costs of $11.4 million and $18.6 million, during the three and six months ended June 30, 2013, respectively. These amounts were expensed by the Company as incurred and are included in the Consolidated Statement of Operations in the line item titled “Acquisition and other costs”.

The Motorola Home business contributed revenues of approximately $586 million to our consolidated results from the date of acquisition through June 30, 2013.

The following unaudited pro forma summary presents consolidated information of the Company as if the acquisition of Motorola Home occurred on January 1, 2012, the beginning of the comparable prior annual period. The pro forma adjustments primarily relate to the depreciation expense on stepped up fixed assets, amortization of acquired intangibles, interest expense related to new financing arrangements and the estimated impact on the Company’s income tax provision. The unaudited pro forma combined results of operations are provided for illustrative purposes only and are not indicative of the Company’s actual consolidated results.

In addition, unaudited pro forma net income for the three and six months ended June 30, 2013 was adjusted to exclude $11.4 million and $18.6 million of acquisition related costs, respectively; and unaudited pro forma net income for the three and six months ended June 30, 2013 was adjusted to exclude $57.6 million of expense related to the fair value adjustment to acquisition-date inventory. Unaudited pro forma net income for the six months ended June 30, 2012 was adjusted to include these charges of $76.2 million. In addition, unaudited pro forma net income for the three and six months ended June 30, 2012 includes $4.8 million and $7.1 million reduction in revenue, respectively, related to the fair value adjustment to deferred revenue. These adjustments exclude the income tax impact.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012

Net sales	$1,068,887	$1,183,498	$2,159,902	$2,361,103

Net loss	(49,275)	(12,835)	(117,528)	(94,706)

Net loss per common share
Basic	$(0.36)	$(0.09)	$(0.85)	$(0.70))
Diluted	$(0.36)	$(0.09)	$(0.85)	$(0.70)

The proforma results are based on estimates and assumptions, which the Company believes are reasonable.

To the extent that the initial accounting for the business combination is incomplete at the end of the reporting period, provisional amounts are reported for those items which are incomplete. At the time the financial statements were issued, the Company has not received a final valuation report from the valuation expert. In addition, the Company is still waiting on additional information to finalize the accounting for certain pre-acquisition contingencies, cost and equity method investments and tax matters. During the measurement period, the Company will adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date and ARRIS will record those adjustments to the financial statements.

Note 4. Goodwill and Intangible Assets

Goodwill

As of June 30, 2013, the Company has recorded goodwill of $807.1 million. Effective in the second quarter of 2013, the Company changed its reportable segments due to a change in its underlying organizational model designed to support the business following the Motorola Home acquisition (see Note 16 - Segment Information). The Company did not operate under the realigned reportable segment structure prior to the second quarter of 2013. This change in segments resulted in a reallocation of goodwill amongst some of the Company’s reportable segments. Prior period data has been retrospectively adjusted to reflect this reallocation. For purposes of goodwill and impairment testing, the Company has determined that it has three reporting units based on the organizational structure, the financial information that is provided to and reviewed by segment management and aggregation criteria applicable to component business that are economically similar. For the CPE operating segment, the reporting unit is the same as the operating segment. The Company has determined that the Network & Cloud operating segment is comprised of two reporting units which are Network Infrastructure and Cloud Services.

The following is a summary of the Company’s goodwill (in thousands), reflecting the retrospective reallocation as of December 31, 2012:

CPE	$31,850
Network Infrastructure	162,265
Cloud Services	–
Balance as of December 31, 2012	$194,115

In the quarter ended June 30, 2013, the Company has preliminary recorded additional goodwill of $613.2 million related to the Motorola Home acquisition. The Company is in the process of assigning the assets and liabilities acquired to each of its identified reporting units and as such, the determination of this incremental goodwill by reporting unit is incomplete as of June 30, 2013. The Company intends to finalize the assignment of the goodwill from the Motorola Home acquisition during fiscal year 2013.

Following is a summary of the Company’s goodwill activity (in thousands):

	CPE	Network	Cloud	Unallocated	Total
Net balance at December 31, 2012	$31,850	$162,265	$–	$–	$194,115

Adjustment to deferred tax assets – C-COR Acquisition		(200)			(200)

Preliminary estimate of goodwill from acquisition				$613,227	$613,227
Net balance at June 30, 2013	$31,850	$162,065	$–	$613,227	$807,142

Intangible Assets

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of June 30, 2013 and December 31, 2012 are as follows (in thousands):

	June 30, 2013				December 31, 2012
	Gross Amount	Accumulated Amortization	Net Book Value	Weighted Average Remaining Life (Years)	Gross Amount	Accumulated Amortization	Net Book Value	Weighted Average Remaining Life (Years)
Customer relationships	$933,408	$216,900	$716,508	7.5	$250,009	$190,285	$59,724	4.0
Developed technology	580,169	69,242	510,927	5.7	77,769	42,964	34,805	4.4
Trademarks & patents	19,058	4,118	14,940	1.0	257	257	–	–
Order backlog	46,100	11,979	34,121	0.8	3,000	3,000	–	–
Non-compete agreements	3,162	3,162	–	–	3,162	3,162	–	–
In-process R&D	95,700	–	95,700	–	–	–	–	–

Total	$1,677,597	$305,401	$1,372,196		$334,197	$239,668	$94,529

The Company recorded approximately $1,343 million of identifiable intangible assets in conjunction with the Acquisition.

Amortization expense is reported in the consolidated statements of operations within operating expenses under the caption “Amortization of intangible assets.” The estimated total amortization expense for each of the next five fiscal years is as follows (in thousands):

2014	$222,738
2015	204,130
2016	176,815
2017	159,009
2018	120,533
Thereafter	254,490

Note 5. Comcast Investment in ARRIS

In connection with ARRIS’ acquisition of Motorola Home, Comcast was given an opportunity to invest in ARRIS. On January 11, 2013, ARRIS entered into a separate agreement accounted for as a contingent equity forward with a subsidiary of Comcast providing for Comcast to purchase from the Company approximately 10.6 million shares of common stock for $150 million or $14.11 per share. The transaction with Comcast was contingent upon on the closing of the Motorola Home transaction.

As provided for in the definitive agreement for the Acquisition, the shares issued to Comcast reduced, on a share-for-share basis, the number of shares of ARRIS stock issued to Google and simultaneously increased the cash consideration paid to Google by $150.0 million. As a result of the sale of common stock to Comcast, both Comcast and Google each own approximately 7.7% of ARRIS outstanding shares post-closing of the Motorola Home acquisition. The Comcast transaction was consummated on the same day as the Acquisition. Because the amount of shares issued to Comcast was not fixed when the agreement was executed, but prior thereto, the agreement with Comcast is classified as a liability in accordance with the accounting guidance for Derivatives and Hedging.

At the time the agreement was executed with Comcast on January 11, 2013 the Company’s stock price was $15.35 per share. However, consistent with earlier negotiations, Comcast agreed to invest in ARRIS at the same price as Google, which was $14.11 per share. The Revenue Recognition accounting guidance requires that the Company recognize the intrinsic value of the benefit received by Comcast - the entitlement to invest at a price below the market price ($14.11 per share as opposed to the then market price of $15.35 per share) on the date the agreement with Comcast was executed - as a reduction of revenue. As such, revenue and gross margin were reduced by approximately $13.2 million during the quarter ended March 31, 2013.

Because the obligation under the agreement was not indexed to the Company’s stock and does not meet the definition of a derivative, the Company elected to subsequently account for the obligation at fair value by electing the fair value option. That is, the Company has marked-to-market the obligation at each reporting period. This resulted in a mark-to-market income adjustment of $6.2 million for the three months ended June 30, 2013, and $13.2 million expense for the six months ended June 30, 2013. This mark-to-market adjustment is recorded as Other (Income) Expense for the three and six months ended June 30, 2013.

Upon settlement of the contract, the Company recorded the issuance of its common stock to Comcast and is included in stockholders’ equity on the Consolidated Balance Sheets.

Note 6. Investments

ARRIS’ investments as of June 30, 2013 and December 31, 2012 consisted of the following (in thousands):

	As of June 30, 2013	As of December 31, 2012
Current Assets:
Available-for-sale securities	$130,723	$398,414

Noncurrent Assets:
Available-for-sale securities	27,420	59,549
Equity method investments	22,493	–
Cost method investments	6,000	6,000
Other investments	22,820	20,615

	78,733	86,164

Total	$209,456	$484,578

Available-for-sale securities - ARRIS’ investments in debt and marketable equity securities are categorized as available-for-sale and are carried at fair value. The Company currently does not hold any held-to-maturity securities. Realized gains and losses on available-for-sale securities are included in net income. Unrealized gains and losses on available-for-sale securities are included in the Consolidated Balance Sheets as a component of accumulated other comprehensive income (loss). The total (gains) losses included in the accumulated other comprehensive income related to available-for-sale securities were $19 thousand and $0.2 million, net of tax, as of June 30, 2013 and December 31, 2012, respectively. Realized and unrealized gains and losses in total and by individual investment as of June 30, 2013 and December 31, 2012 were not material. The amortized cost basis of the Company’s investments approximates fair value.

Equity method investments – In connection with the Acquisition, ARRIS acquired certain investments in joint ventures, limited liability companies, and partnerships which are accounted for using the equity method as the Company has significant influence over operating and financial policies of the investee companies.

Cost method investments - ARRIS holds cost method investments in private companies. These investments are recorded at $6.0 million as of June 30, 2013 and December 31, 2012. Due to the fact the investments are in private companies, ARRIS is exempt from estimating the fair value on an interim and annual basis. It is not practical to estimate the fair value since the quoted market price is not available. Furthermore, the cost of obtaining an independent valuation appears excessive considering the materiality of the investments to the Company. However, ARRIS is required to estimate the fair value if there has been an identifiable event or change in circumstance that may have a significant adverse effect on the fair value of the investment.

Other investments – At June 30, 2013 and December 31, 2012, ARRIS held $22.8 million and $20.6 million, respectively, in certain life insurance contracts. This investment is classified as non-current investments in the Consolidated Balance Sheet. The Company determined the fair value to be the amount that could be realized under the insurance contract as of each reporting period. The changes in the fair value of these contracts are included in net income.

Investment Other-Than-Temporary Impairments - ARRIS concluded that no other-than-temporary impairment losses existed as of June 30, 2013. In making this determination, ARRIS evaluates its investments for any other-than-temporary impairment on a quarterly basis considering all available evidence, including changes in general market conditions, specific industry and individual entity data, the financial condition and the near-term prospects of the entity issuing the security, and the Company’s ability and intent to hold the investment until recovery. For the year ended December 31, 2012, ARRIS recognized other-than-temporary impairment charges of $1.5 million in the statements of consolidated income.

Classification of securities as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity consideration based on market conditions. If management intends to hold the securities for longer than one year as of the balance sheet date, they are classified as non-current.

Maturity Information - The contractual maturities of the Company’s investments as of June 30, 2013 are shown below (in thousands). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties. The amortized cost basis of the Company’s investments approximates fair value (in thousands):

June 30, 2013
Due in one year or less	$130,723
Due after one year through five years	22,904
Due after five years	27,310

$180,937

Note 7. Fair Value Measurement

Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). The authoritative guidance establishes a fair value hierarchy that is based on the extent and level of judgment used to estimate the fair value of assets and liabilities. In order to increase consistency and comparability in fair value measurements, the FASB has established a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels. An asset or liability’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the measurement of its fair value. The three levels of input defined by the authoritative guidance are as follows:

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

The following table presents the Company’s investment assets measured at fair value on a recurring basis as of June 30, 2013 (in thousands):

	Level 1	Level 2	Level 3	Total
Current Assets:
Certificates of deposit	$–	$4,659	$–	$4,659
Commercial paper	–	7,490	–	7,490
Corporate bonds	–	89,183	–	89,183
Short-term bond fund	29,391	–	–	29,391

	29,391	101,332	–	130,723
Noncurrent Assets:
Cash surrender value of company owned life insurance	–	22,794	–	22,794
Corporate bonds	–	22,903	–	22,903
Corporate obligations	–	17	–	17
Money markets	227	–	–	227
Mutual funds	201	–	–	201
Other investments	–	4,098	–	4,098

	428	49,812	–	50,240

Total assets	$29,819	$151,144	$–	$180,963

				5

The following table presents the Company’s investment assets measured at fair value on a recurring basis as of December 31, 2012 (in thousands):

	Level 1		Level 2	Level 3	Total
Current Assets:
Certificates of deposit	$		$5,416	$–	$5,416
Commercial paper		–	18,964	–	18,964
Corporate bonds		–	209,093	–	209,093
Municipal bonds		164,941	–	–	164,941

		164,941	233,473	–	398,414
Noncurrent Assets:
Cash surrender value of company owned life insurance		–	20,615	–	20,615
Corporate bonds		–	53,914	–	53,914
Corporate obligations		–	15	–	15
Money markets		226	–	–	226
Mutual funds		179	–	–	179
Other investments		–	5,215	–	5,215

		405	79,759	–	80,164

Total assets		$165,346	$313,232	$–	$478,578

In addition to the amounts disclosed in the above table, the fair value of the Company’s Israeli severance pay assets, which were almost fully comprised of Level 2 assets, was $4.1 million and $3.8 million as of June 30, 2013 and December 31, 2012, respectively.

All of the Company’s short-term and long-term investments at June 30, 2013 are classified within Level 1 or Level 2 of the fair value hierarchy as they are valued using quoted market prices, market prices for similar securities, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include the Company’s investment in money market funds, mutual funds, government agency bonds and municipal bonds. Such instruments are generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on other observable inputs include the Company’s cash surrender value of company owned life insurance, corporate obligations and bonds, bond funds, commercial paper and certificates of deposit. Such instruments are classified within Level 2 of the fair value hierarchy.

In determining the value of certain Level 2 instruments, ARRIS has performed steps to verify the accuracy of the valuations provided by ARRIS’ brokerage firms. ARRIS has reviewed the most recent Statement on Standards for Attestation Engagements No. 16 (SSAE report) for each brokerage firm holding investments for ARRIS. The SSAE report for each did not identify any control weakness in the brokerages’ policies and procedures, in particular as they relate to the pricing and valuation of financial instruments. ARRIS has determined the third party pricing source used by each firm to be a reliable recognized source of financial valuations. In addition ARRIS has performed further testing on a large sample of its corporate obligations and commercial paper investments. These tests did not show any material discrepancies in the valuations provided by the brokerage firms. It is the Company’s intent to continue to verify valuations on a quarterly basis, using one or more reliable recognized third party pricing providers. See Note 6 Investments and Note 8 Derivative Instruments and Hedging Activities for further information on the Company’s investments and derivative instruments and hedging activities.

In addition to the financial instruments included in the above table, certain nonfinancial assets and liabilities are to be measured at fair value on a nonrecurring basis in accordance with applicable authoritative guidance. This includes items such as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and nonfinancial long-lived asset groups measured at fair value for an impairment assessment. In general, nonfinancial assets including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. As of June 30, 2013, the Company had not recorded any impairment related to such assets and had no other material nonfinancial assets or liabilities requiring adjustments or write-downs to their current fair value.

The carrying value of debt as of June 30, 2013 approximated the fair value.

Note 8. Derivative Instruments and Hedging Activities

Risk Management Policies – ARRIS is exposed to financial market risk, primarily related to foreign currency and interest rates. These exposures are actively monitored by management. To manage the volatility relating to certain of these exposures, the Company enters into a variety of derivative financial instruments. Management’s objective is to reduce, where it is deemed appropriate to do so, fluctuations in earnings and cash flows associated with changes in foreign currency and interest rates. ARRIS’ policies and practices are to use derivative financial instruments only to the extent necessary to manage exposures. ARRIS does not hold or issue derivative financial instruments for trading or speculative purposes.

Accounting Policy for Derivative Instruments - ARRIS recognizes all derivative financial instruments as assets or liabilities in the Consolidated Balance Sheets at fair value. The Company’s foreign currency derivative financials instruments are not designated as hedges, and accordingly, all changes in the fair value of the instruments are recognized as a loss (gain) on foreign currency in the Consolidated Statements of Operations. The maximum time frame for ARRIS’ derivatives is currently less than twelve months.

Balance Sheet Recognition and Fair Value Measurements - The following table indicates the location on the Consolidated Balance Sheets in which the Company’s derivative assets and liabilities have been recognized, the fair value hierarchy level applicable to each derivative type and the related fair values of those derivatives (in thousands).

ARRIS has master netting arrangements with substantially all of ARRIS’ counterparties giving ARRIS the right of offset for ARRIS’ derivative positions. However, ARRIS has not elected to offset the fair value positions of the derivative contracts recorded on ARRIS’ Consolidated Balance Sheets.

	As of June 30, 2013		As of December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts – asset derivatives	Other current assets	$–	Other current assets	$590

Foreign exchange contracts – liability derivatives	Other accrued liabilities	$–	Other accrued liabilities	$513

The change in the fair values of ARRIS’ derivative financial instruments recorded in the Consolidated Statements of Operations during the three and six months ended June 30, 2013 and 2012 were as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,

	Statement of Operations Location	2013	2012	2013	2012
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Loss (gain) on foreign currency	$384	$(708)	$428	$77

Note 9. Pension Benefits

Components of Net Periodic Pension Cost (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2013	2012	2013	2012
Service cost	$266	$84	$327	$167
Interest cost	531	521	918	1,042
Expected gain on plan assets	(252)	(315)	(471)	(629)
Amortization of net loss	319	210	473	420

Net periodic pension cost	$864	$500	$1,247	$1,000

The Company assumed $32.2 million of pension liability related to a defined benefit plan in Taiwan, in connection with the Acquisition. Net period pension cost for the three and six month periods ended June 30, 2013, includes pension costs of $0.5 million related to this Taiwan pension plan.

Employer Contributions

No minimum funding contributions are required in 2012 under the Company’s defined benefit plan. However, the Company made voluntary contributions to the plan of approximately $39 thousand and $105 thousand for the three and six months ended June 30, 2013. Additionally, the Company made a voluntary contribution to the plan of $0.2 million in April 2013. The Company has established two rabbi trusts to fund the Company’s pension obligations under the non-qualified plan of the Chief Executive Officer and certain executive officers. The balance of these rabbi trust assets as of June 30, 2013 was approximately $18.4 million and is included in Investments on the Consolidated Balance Sheets.

Note 10. Guarantees

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

Information regarding the changes in ARRIS’ aggregate product warranty liabilities for the six months ended June 30, 2013 was as follows (in thousands):

Balance at December 31, 2012	$6,069
Motorola Home warranty reserve at acquisition	65,478
Accruals related to warranties (including changes in estimates)	3,920
Settlements made (in cash or in kind)	(5,787)

Balance at June 30, 2013	$69,680

Note 11. Restructuring Charges

ARRIS has restructuring accruals representing contractual obligations that relate to excess leased facilities and equipment in ARRIS’ Network and Cloud segment. Payments will be made over their remaining lease terms through 2014, unless terminated earlier (in thousands):

Balance as of December 31, 2012	$763
Payments	(191)

Balance as of June 30, 2013	$572

In the fourth quarter of 2011, ARRIS initiated a restructuring plan as a result of its acquisition of BigBand Networks. The plan focuses on the rationalization of personnel, facilities and systems across multiple segments in the ARRIS organization. This acquisition resulted in a restructuring charge of $3.4 million, of which $3.3 million was related to severance and termination benefits and $0.1 million was related to facilities. In 2012, ARRIS recorded an additional restructuring charge of $6.8 million, of which $5.6 million was related to severance and termination benefits and $1.2 million was related to facilities. As of June 30, 2013, the total liability remaining for this restructuring plan was approximately $0.3 million and is related to facilities. This remaining liability will be paid over the remaining lease terms through 2016, unless terminated earlier (in thousands):

Balance as of December 31, 2012	$400
Restructuring charges	16
Payments	(98)

Balance as June 30, 2013	$318

In the second quarter of 2013, the Company initiated a restructuring plan as a result of the Acquisition. The plan focuses on the rationalization of personnel, facilities and systems across the multiple segments in the organization. The total estimated cost of this restructuring plan was approximately $32.2 million and was recorded as severance expense during the second quarter of 2013. As of June 30, 2013, the total liability remaining for this restructuring plan was approximately $27.0 million. The remaining liability is expected to be paid by the end of Q1 2014 (in thousands):

Balance as of December 31, 2012	$–
Restructuring charges	32,244
Payments	(5,256)

Balance as June 30, 2013	$26,988

Additionally, ARRIS acquired remaining restructuring accruals of approximately $1.9 million representing Motorola Home contractual obligations that related to an excess leased facility. As of June 30, 2013, the total liability remaining for this restructuring plan was approximately $0.1 million. These payments will be paid over their remaining lease terms through 2018, unless terminated earlier (in thousands):

Balance acquired	$173
Restructuring charges	6
Payments	(39)

Balance as June 30, 2013	$140

Note 12.   Inventories

Inventories are stated at the lower of average cost, approximating first-in, first-out, or market. The components of inventory were as follows, net of reserves (in thousands):

	June 30,	December 31,
	2013	2012
Raw material	$41,417	$24,798
Work in process	10,453	2,800
Finished goods	268,908	106,250

Total inventories, net	$320,778	$133,848

Note 13.   Property, Plant and Equipment

Property, plant and equipment, at cost, consisted of the following (in thousands):

	June 30,	December 31,
	2013	2012
Land	$88,742	$2,562
Building and leasehold improvements	122,641	25,995
Machinery and equipment	356,343	177,657

	567,726	206,214
Less: Accumulated depreciation	(163,569)	(151,836)

Total property, plant and equipment, net	$404,157	$54,378

Note 14.   Long-Term Indebtedness

Convertible Senior Notes

In 2006, ARRIS issued $276.0 million of 2% convertible senior notes due 2026. The notes may be converted only upon the occurrence of specified events and during specified periods, including (i) from October 15, 2013 to November 15, 2013 and (ii) during any calendar quarter in which the closing price of the Company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect on the last trading day of the last calendar quarter (which, based on the current conversion price, would be $19.31). The conversion rate for the senior notes, subject to adjustment, is 62.1504 shares per $1,000 principal amount (which represents an initial conversion price of approximately $16.09 per share of the Company’s common stock). Upon conversion, the holder will receive up to the principal amount in cash and may receive, depending on the price of the Company’s common stock, an additional payment, in cash, the Company’s common stock or a combination thereof, at the option of the Company. Each component of the conversion consideration is based on a formula that includes the conversion rate and the market price of the Company’s common stock during a period following the date of the conversion.

In connection with the holding company reorganization, the Company, ARRIS and the indenture trustee executed a supplement to the indenture governing the senior notes. Among other things, under the supplemental indenture, the Company guaranteed ARRIS Enterprises’ obligations related to the senior notes. The supplemental indenture also provides that the conversion value of the senior notes will now be calculated by reference to the Company’s common stock rather than ARRIS Enterprises’ common stock, and any shares issuable upon conversion of the senior notes will now be settled in the Company’s common stock rather than ARRIS Enterprises’ common stock.

As a result of the holding company reorganization undertaken in connection with the Acquisition, holders of the senior notes had the right, (i) to require ARRIS to repurchase the senior notes for 100% of the principal amount of the senior notes, plus accrued and unpaid interest to, but not including the repurchase date (the “Repurchase Right”) or (ii) to convert the senior notes for the consideration described above (the “Conversion Right”). Senior notes in the aggregate principal amount of $68 thousand were tendered pursuant to the Repurchase Right, and $11 thousand were surrendered pursuant to the Conversion Right. As a result, approximately $232.0 million aggregate principal amount of senior notes were outstanding as of June 30, 2013.

ARRIS may redeem the senior notes at any time on or after November 15, 2013, subject to certain conditions. In addition, the holders may require ARRIS Enterprises to purchase all or a portion of their senior notes (i) on November 15, 2013, November 15, 2016 and November 15, 2021 and (ii) for a period of time following the occurrence of specified fundamental changes. Upon redemption, the holder will receive the principal amount of the notes in cash plus any accrued and unpaid interest. The calculation of the redemption conversion consideration for the November 2013 redemption right is expected to be the same as the calculation for the May 2013 redemption right. Likewise, the calculation of the conversion consideration for the November 2013 conversion right is expected to be the same as the calculation for the May 2013 conversion right.

The notes are unsecured senior obligations of ARRIS and are effectively subordinated to all liabilities, including trade payables and lease obligations of ARRIS’ subsidiaries. Interest is payable on May 15 and November 15 of each year. There are no significant financial covenants related to the notes. As of June 30, 2013, the carrying amount of the convertible senior notes was $228.6 million and was recorded in current liabilities on the Company’s Consolidated Balance Sheets.

ARRIS accounts for the liability and equity components of the notes separately. The Company is accreting the debt discount related to the equity component to non-cash interest expense over the estimated seven year life of the convertible notes, which represents the first redemption date of November 15, 2013 when ARRIS Enterprises may redeem the notes at its election or the note holders may require their redemption. The equity and liability components related to the notes were as follows (in thousands):

	June 30,	December 31,
	2013	2012

Carrying amount of the equity component	$48,209	$48,209

Principal amount of the liability component	$231,971	$232,050
Unamortized discount	(3,374)	(9,926)

Net carrying amount of the liability component	$228,597	$222,124

The following table presents the contractual interest coupon and the amortization of the discount on the equity component related to the notes during the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Contractual interest recognized	$1,160	$1,160	$2,320	$2,321
Amortization of discount	3,308	3,058	6,552	6,057

The effective annual interest rate on the debt component is 7.93%.

The Company paid approximately $7.8 million of finance fees related to the issuance of the notes. Of the $7.8 million, approximately $5.3 million was attributed to the debt component and $2.5 million was attributed to the equity component of the convertible debt instrument. The portion related to the debt component is being amortized over seven years. The remaining balance of unamortized financing costs from these notes as of June 30, 2013 and December 31, 2012 was $0.2 million and $0.6 million, respectively.

The Company has not paid cash dividends on its common stock since its inception.

Senior Secured Credit Facilities

In April 2013, ARRIS entered into senior secured credit facilities with Bank of America, N.A. and various other institutions, which are comprised of (i) a “Term Loan A Facility” of $1.1 billion, (ii) a “Term Loan B Facility” of $825 million and (iii) a “Revolving Credit Facility” of $250 million. The Term Loan A Facility and the Revolving Credit Facility have terms of five years. The Term Loan B Facility has a term of seven years. Interest rates on borrowings under the senior credit facilities are set forth in the table below. As of June 30, 2013, ARRIS had no amounts drawn under the Revolving Credit Facility.

	Rate	As of June 30, 2013
Term Loan A	LIBOR + 2.25%	2.45%
Term Loan B	LIBOR(1) + 2.75%	3.50%
Revolving Credit Facility(2)	LIBOR + 2.25%	Not Applicable

(1)	Includes LIBOR floor of 0.75%
(2)	Includes unused commitment fee of 50 basis points not reflected in interest rate above.

Borrowings under the senior secured credit facilities are secured by first priority liens on substantially all of the assets of ARRIS and certain of its present and future subsidiaries who are or become parties to, or guarantors under, the credit agreement governing the senior secured credit facilities (the “Credit Agreement”). The Credit Agreement contains usual and customary limitations on indebtedness, liens, restricted payments, acquisitions and asset sales in the form of affirmative, negative and financial covenants, which are customary for financings of this type, including the maintenance of a minimum consolidated interest coverage ratio of not less than 3.5:1 and a maximum consolidated net leverage ratio of 4.25:1 (which decreases to 3.5:1 throughout the first two years of the Credit Agreement). As of June 30, 2013, ARRIS was in compliance with all covenants under the Credit Agreement.

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

The Credit Agreement also provides that ARRIS should hold Unrestricted Cash in an amount at least equal to the aggregate principal amount outstanding under the Convertible Notes at such time. The Unrestricted Cash balance recorded in the Company’s Consolidated Balance Sheet as of June 30, 2013 was in excess of the principal amount outstanding under the Convertible Notes.

During the three months ended June 30, 2013, the Company made mandatory prepayments related to the senior secured credit facilities of approximately $15.8 million. As of June 30, 2013, the balance for the senior secured credit facilities was $1,909.2 million.

Note 15. Supplemental Financial Information

Consolidated Balance Sheets Information

Other current assets consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Miscellaneous receivables	$12,709	$5,095
Deferred cost of sales	11,525	9,537
Verizon indemnification asset (1)	85,000	–
TiVo indemnification asset (2)	146,100	–
Other	28,157	1,781

Total	$283,491	$16,413

(1)	The Company has recorded a contingent liability for the Verizon settlement of $85 million. A corresponding indemnification asset of $85 million has been recognized related to Seller’s portion of settlement based on the terms of our Motorola Home acquisition agreement.
(2)	The Company has recorded a contingent liability for the TiVo settlement of $160 million. The liability reflects the total amount to be paid to TiVo of $196 million, less amounts that have been allocated to certain intangibles and future licenses conveyed as part of the settlement. The Company has allocated $36 million to these future deliverables based upon their relative fair values which will be recognized upon payment. A corresponding indemnification asset of $146 million has been recognized related to Seller’s portion of settlement based on the terms of our Motorola Home acquisition agreement.

Other non-current assets consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Deferred financing fees	$32,825	$400
Trade receivables	10,982	–
Other	11,669	8,985

Total	$55,476	$9,385

Other accrued current liabilities consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Accrued restructuring	$27,579	$527
Accrued volume rebates	31,057	3,434

Google(1)	119,101	–
Verizon indemnification liability (2)	85,000	–
TiVo indemnification liability (3)	160,000	–
Other liabilities	76,051	20,981

Total	$498,788	$24,942

(1)	Excludes working capital adjustments to be determined during the third quarter of 2013.
(2)	The Company has recorded a contingent liability for the Verizon settlement of $85 million. A corresponding indemnification asset of $85 million has been recognized related to Seller’s portion of settlement based on the terms of our Motorola Home acquisition agreement.
(3)	The Company has recorded a contingent liability for the TiVo settlement of $160 million. The liability reflects the total amount to be paid to TiVo of $196 million, less amounts that have been allocated to certain intangibles and future licenses conveyed as part of the settlement. The Company has allocated $36 million to these future deliverables based upon their relative fair values which will be recognized upon payment. A corresponding indemnification asset of $146 million has been recognized related to Seller’s portion of settlement based on the terms of our Motorola Home acquisition agreement.

Other noncurrent liabilities consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Long-term deferred revenue	$5,305	$4,288
Long-term warranty	29,474	3,187
Long-term severance liability	3,782	4,119
Other	13,417	11,568

Total	$51,978	$23,162

Note 16. Segment Information

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

Prior to the second quarter of 2013, the CODM managed the operating results of the Company as three segments, including Broadband Communications Systems (“BCS”), Access, Transport and Supplies (“ATS”) and Media & Communications Systems (“MCS”). In connection with the Acquisition, the Company changed its reportable segments to align with how the CODM expected to evaluate financial information used to allocate resources and assess performance of the Company. As a result, the segment information presented in these financial statements has been conformed to present segments on this revised basis for all prior periods. Under the new organizational structure, the CODM manages the Company under two segments:

•

Customer Premises Equipment (“CPE”) – The CPE segment’s product solutions include set-top boxes, gateways, and Subscriber Premises equipment that enable service providers to offer Voice, Video and high-speed data services to residential and business subscribers.

•

Network and Cloud (“N&C”) – The N&C segment’s product lines cover all components required by facility-based Service Providers to construct a state-of-the-art residential and metro distribution network. For Cable providers this includes Hybrid Fiber Coax (“HFC”) equipment, edge routers, metro WiFi, video management, storage, and distribution equipment. For Telco providers this includes fiber-based and copper-based broadband transmission equipment. In addition, the portfolio includes an advanced video headend management system for both legacy MPEG/DVB systems as well as full IP Video systems. Finally, the portfolio also includes full support for advanced multi-screen video management, protection, monetization and delivery, and a suite of products for performance management, configuration, and surveillance.

These operating segments were determined based on the nature of the products and services offered. The measures that are used to assess the reportable segment’s operating performance are sales and direct contribution. A measure of assets is not applicable, as segment assets are not regularly reviewed by the CODM for evaluating performance or allocating resources.

In addition, in conjunction with changing operating segments, the Company has changed its measure of assessing segment’s operating performance from gross margin to direct contribution, which is defined as gross margin less direct operating expense. Corporate and other expenses, such as selling and central G&A, not included in the measure of segment direct contribution are reported in “Other” and are reconciled to income (loss) before income taxes. As a result, the segment information presented in these financial statements has been conformed to present the Company’s segments on this revised basis for all prior periods presented.

The table below represents information about the Company’s reporting segments for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Reportable Segments
	Network & Cloud		CPE		Other		Consolidated
For the three months ended June 30,	2013	2012	2013	2012	2013	2012	2013	2012

Sales	$339,986	$200,015	$662,981	$149,312	$(2,605)	–	$1,000,362	$349,327
Direct Contribution	66,427	62,622	123,785	14,542	(170,309)	(41,756)	19,903	35,408

Restructuring charges					32,257	1,039	32,257	1,039
Acquisition & other costs					19,392	–	19,392	–
Amortization of intangible assets					58,130	7,444	58,130	7,444

Operating income (loss)							(89,876)	26,925
Other expense							9,715	4,363

Income (loss) before income taxes							(99,591)	22,562

	Reportable Segments
	Network & Cloud		CPE		Other		Consolidated
For the six months ended June 30,	2013	2012	2013	2012	2013	2012	2013	2012

Sales	$517,435	$385,197	$852,364	$267,030	$(15,787)	–	$1,354,012	$652,227
Direct Contribution	123,843	122,781	144,635	20,352	(224,257)	(82,405)	44,221	60,728

Restructuring charges					32,266	6,242	32,266	6,242
Acquisition & other costs					26,582	1,046	26,582	1,046
Amortization of intangible assets					65,733	14,823	65,733	14,823

Operating income (loss)							(80,360)	38,617
Other expense							33,180	7,369

Income (loss) before income taxes							(113,540)	31,248

Note 17. Sales Information

The Company’s two largest customers (including their affiliates, as applicable) are Comcast and Time Warner Cable. Over the past year, certain customers’ beneficial ownership may have changed as a result of mergers and acquisitions. Therefore the revenue for ARRIS’ customers for prior periods has been adjusted to include their affiliates under common control. A summary of sales to these customers for the three and six months ended June 30, 2013 and 2012 are set forth below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Comcast and affiliates	$190,100	$96,189	$249,202	$177,991
% of sales	19.0%	27.5%	18.4%	27.3%

Time Warner Cable and affiliates	$98,415	$75,317	$191,271	$122,421
% of sales	9.8%	21.6%	14.1%	18.8%

ARRIS sells its products primarily in the United States. The Company’s international revenue is generated from Asia Pacific, Canada, Europe, and Latin America. For the three months ended June 30, 2013 and 2012, sales to international customers were approximately 34.2% and 26.2%, respectively, of total sales. For the six months ended June 30, 2013 and 2012, sales to international customers were 33.6% and 25.6%, respectively, of total sales.

International sales by region for the three and six months ended June 30, 2013 and 2012 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Americas, excluding U.S. (1)	$201,483	$55,923	$283,208	$103,827
Asia Pacific	49,062	14,289	59,233	24,748
EMEA	91,556	21,361	111,926	38,375

Total international sales	$342,101	$91,573	$454,367	$166,950

(1)	Excludes U.S. sales of $658.3 million and $899.6 million for the three and six months ended June 30, 2013, respectively. Excludes U.S. sales of $257.7 million and $485.2 million for the three and six months ended June 30, 2012, respectively.

Note 18. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the periods indicated (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Basic:
Net (loss) income	$(50,277)	$15,001	$(64,927)	$20,800

Weighted average shares outstanding	134,626	113,842	124,940	114,457

Basic (loss) earnings per share	$(0.37)	$0.13	$(0.52)	$0.18

Diluted:
Net (loss) income	$(50,277)	$15,001	$(64,927)	$20,800

Weighted average shares outstanding	134,626	113,842	124,940	114,457
Net effect of dilutive equity awards	–	1,269	–	1,895

Total	134,626	115,111	124,940	116,352

Diluted (loss) earnings per share	$(0.37)	$0.13	$(0.52)	$0.18

As discussed in Note 14 Long-Term Indebtedness, in November 2006, the Company issued $276.0 million of convertible senior notes. Upon conversion, ARRIS will satisfy at least the principal amount in cash, rather than common stock. This reduced the potential earnings dilution to only include the conversion premium, which is the difference between the conversion price per share of common stock and the average share price. The average share price during the three and six months ended June 30, 2013 and 2012 was less than the conversion price, and consequently, did not result in dilution. However, basic shares were used for the three and six months ended June 30, 2013 as a net loss was reported for the quarter and the inclusion of dilutive shares would be antidilutive.

For the three and six months ended June 30, 2013, approximately 1.5 million and 0.8 million of the equity-based awards, respectively, were excluded from the computation of diluted earnings per share shares because their effect would have been anti-dilutive. During the same periods in 2012, approximately 4.2 million and 3.3 million of the equity-based awards, respectively, were excluded from the dilutive securities above. These exclusions are made if the exercise price of these equity-based awards is in excess of the average market price of the common stock for the period, or if the Company has net losses, both of which have an anti-dilutive effect.

During the six months ended June 30, 2013, the Company issued 2.7 million shares of its common stock related to stock option exercises and the vesting of restricted shares, as compared to 1.7 million shares for the twelve months ended December 31, 2012.

In connection with the Acquisition, the Seller was issued approximately 10.6 million shares of ARRIS’ common stock as part of the purchase consideration. The fair value of the 10.6 million shares issued, $150 million, was determined based on the 20 trading day trailing average closing price of the Company’s common stock at signing of the definitive agreement. Furthermore, Comcast was given an opportunity to invest in ARRIS, and on January 11, 2013, the Company entered into a separate agreement accounted for as a contingent equity forward with a subsidiary of Comcast providing for the purchase by it from the Company of approximately 10.6 million shares of common stock for $150 million. As a result of the sale of common stock to Comcast, both Comcast and Google each own approximately 7.7% of the outstanding ARRIS shares post-closing based on ARRIS’ current capitalization. The Comcast transaction was consummated on the same day as the acquisition date of Motorola Home. (See Note 3 Business Acquisitions and Note 5 Comcast Investment in ARRIS for additional details)

Note 19. Income Taxes

For the six month periods ended June 30, 2013 and 2012, the Company recorded income tax expense (benefit) of $(48.6) million and $10.4 million, respectively. Below is a summary of the components of the tax expense (benefit) for the three and six month periods ended June 30, 2013 and 2012 (in thousands, except for percentages):

	Three Months Ended June 30,
	2013			2012
	(Loss) Income Before Tax	Income Tax Expense (Benefit)	Effective Tax Rate	Income Before Tax	Income Tax Expense (Benefit)	Effective Tax Rate
Non-discrete items	$(49,796)	$(32,405)	65.1%	$22,562	$7,561	33.5%
Discrete events - Acquisition-related costs	(51,659)	(17,109)
2012 R&D credit	–	–		–	–
Comcast’s investment in ARRIS	6,159	–		–	–
Gain / (loss) from certain foreign entities acquired	(4,295)	–		–	–
Other	–	200		–	–

Total	$(99,591)	$(49,314)	49.5%	$22,562	$7,561	33.5%

	Six Months Ended June 30,
	2013			2012
	(Loss) Income Before Tax	Income Tax Expense (Benefit)	Effective Tax Rate	Income Before Tax	Income Tax Expense (Benefit)	Effective Tax Rate
Non-discrete items	$(24,026)	$(24,188)	100.7%	$31,248	$10,448	33.4%
Discrete events - Acquisition-related costs	(58,848)	(19,750)
2012 R&D credit	–	(4,875)		–	–
Comcast’s investment in ARRIS	(26,371)	–		–	–
Gain / (Loss) from certain foreign entities acquired	(4,295)	–		–	–
Other	–	200		–	–

Total	$(113,540)	$(48,613)	42.8%	$31,248	$10,448	33.4%

•

The reduction in the income tax expense (benefit) for the three and six month periods ended June 30, 2013, compared to the three and six months ended June 30, 2012, was due to the change in earnings from continuing operations, as a result of the Motorola Home acquisition that occurred on April 17, 2013 and its related significant, infrequent and unusual book charges.

•

For the six month periods ended June 30, 2013 and 2012, our estimated effective tax rates were 42.8% and 33.4%, respectively. The rate of 42.8% is based on the Company’s pre-tax book loss of approximately $(113.5) million and a tax benefit of approximately $(48.6) million, for the six month period ended June 30, 2013. The change in the estimated effective tax rate for the six month periods ended June 30, 2013, compared to the six months ended June 30, 2012 was due to a benefit from the research and development tax credit legislation reenacted retroactively to January of 2012, a significant increase in projected qualified research expenditures for 2013 further increasing our 2013 tax credits, and a benefit from generating a higher percentage of our profits from foreign jurisdictions, which are taxed at a lower rate than the U.S. federal statutory rate. The two latter events were a result of the impact of the Acquisition.

•

For the six month period ended June 30, 2013, the Company recorded a benefit of approximately $(4.9) million related to 2012 research and development tax credits. The U.S. research and development credit was reenacted in January 2013 retroactive to the beginning of 2012. The full year 2012 impact of the research and development tax credits was recognized in the three month period ended March 31, 2013. For the six month period ended June 30, 2012, the Company did not record any benefits attributed to research and development tax credits, as the tax credit was not reenacted until January 2013.

•

For the six month period ended June 30, 2013, the Company recorded significant book expenses of and infrequent and unusual nature of approximately $(58.8) million relating to the acquisition of the Home business of Motorola, generating a tax benefit of $(19.8) million. These unusual expenses include the restructuring charges that were identified and arose from the synergy and integration plans of the Company. Additionally, for the six month period ended June 30, 2013, the Company recorded a pre-tax book loss on an investment in ARRIS by Comcast of approximately $(26.4) million and a pre-tax book loss of approximately $(4.3) million on certain foreign entities from the Motorola Home acquisition, on which no tax benefit was recorded.

•	For the six month period ended June 30, 2012, the Company did not identify any significant unusual or infrequent book charges, or discrete tax events.

The increase in the Company’s unrecognized tax benefits for the six month period ended June 30, 2013, compared to the twelve month period ended December 31, 2012, was primarily due to the impact of the Acquisition.

Note 20. Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated other comprehensive income by component, net of taxes, for the six months ended June 30, 2013 (in thousands):

	Unrealized gain on marketable securities	Unfunded pension liability	Cumulative translation adjustments	Total
Balance as of December 31, 2012	$206	$(8,558)	$(184)	$(8,536)
Other comprehensive income before reclassifications	(303)	-	487	184
Amounts reclassified from accumulated other comprehensive income	78	-	-	78

Net current-period other comprehensive income	(225)	-	487	262

Balance as of June 30, 2013	$(19)	$(8,558)	$303	$(8,274)

Note 21. Commitments

ARRIS leases office, distribution, and warehouse facilities as well as equipment under long-term leases expiring at various dates through 2023. Included in these operating leases are certain amounts related to restructuring activities; these lease payments and related sublease income are included in restructuring accruals on the consolidated balance sheets. Future minimum operating lease payments under non-cancelable leases at June 30, 2013 were as follows (in thousands):

Operating Leases
2014	$23,629
2015	17,251
2016	14,692
2017	10,332
2018	6,811
Thereafter	6,821
Less sublease income	(7,260)

Total minimum lease payments	$72,276

Total rental expense for all operating leases amounted to approximately $8.6 million and $12.4 million for the six months ended June 30, 2013 and twelve months ended December 31, 2012, respectively.

As of June 30, 2013, the Company had approximately $3.8 million of restricted cash. Of the total restricted cash, $1.8 million related to outstanding letters of credit that were cash collateralized and $2.0 million is security for hedge transactions. Additionally, the Company had contractual obligations of approximately $576.4 million under agreements with non-cancelable terms to purchase goods or services over the next year. All contractual obligations outstanding at the end of prior years were satisfied within a 12 month period, and the obligations outstanding as of June 30, 2013 are expected to be satisfied in 2014.

Note 22. Contingencies

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

As part of the Acquisition Agreement, whereby the Company purchased Motorola Home from General Instrument Holdings, Inc. (“Seller”), a subsidiary of Google Inc., the Seller has agreed to indemnify the Company for any and all losses suffered by the Company as it relates to certain Specified Retained Litigation Matters, subject to ARRIS being responsible for 50% of the first $50 million in respect of past infringement and 50% of the first $50 million in respect of certain future royalty payments related to the Specified Retained Litigation Matters, for a total obligation of $50 million.

During the second quarter ended June 30, 2013, the Company reached tentative settlements related to certain of these Specified Retained Litigation Matters as follows:

TiVo:

The Company, Google, Inc. and TiVo reached a tentative settlement agreement to settle all claims associated with certain patent infringement litigation for $196 million, which included non-exclusive, worldwide, non-transferable and perpetual license to the patents subjected to the litigation. On the date the Settlement Agreement and Release was executed the Company was legally responsible for the entire litigation to TiVo, and as such during the quarter ended June 30, 2013, the Company recorded a liability and an offsetting indemnification asset of $146 million (for which Google, Inc. indemnified ARRIS). This liability reflects the settlement amount of $196 million less the $50 million for which the Company is responsible pursuant to the Acquisition Agreement.

Verizon:

The Company, Google, Inc., and Verizon Sourcing LLC (“Verizon”), reached a settlement agreement, whereby the Company will pay $85 million to Verizon. Payment is expected to be made in the quarter ended September 30, 2013. During the quarter ended June 30, 2013, the Company has recorded a contingent liability for the amount of the settlement and an offsetting indemnification asset of $85 million (for which Google, Inc. has indemnified ARRIS). In consideration for this cash payment, the Company will have no further obligation for any indemnification of any claim arising from the Action.

Note 23. Subsequent Event

As stated in Note 14 Long-Term Indebtedness, ARRIS has entered into senior secured credit facilities having variable interest rates. In July 2013, ARRIS entered into six $100.0 million interest rate swap arrangements, which effectively converted $600.0 million of the Company’s variable-rate debt based on one-month LIBOR to an aggregate fixed rate of approximately 3.65%. This fixed rate could vary up by 25 basis points or down by 50 basis points based on future changes to the Company’s net leverage ratio. Each of these swaps matures on December 29, 2017. ARRIS has designated these swaps as cash flow hedges, and the objective of these hedges is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a premier video and broadband technology company that transforms how service providers worldwide deliver entertainment and communications without boundaries. Our powerful end-to-end platforms enable service and content providers to improve the way people connect with each other and with their favorite content. Headquartered north of Atlanta, in Suwanee, Georgia, we have R&D, sales and support centers throughout the world.

Acquisition of Motorola Home

On April 17, 2013 we acquired the Motorola Home business from General Instrument Holdings, Inc., a subsidiary of Google, Inc. for $2.4 billion in cash and equity, subject to certain adjustments as provided for in the acquisition agreement (the “Acquisition”). We believe the acquisition enhances our ability to provide next-generation consumer video products and services, supporting a more comprehensive product offering while also accelerating our ability to deliver a comprehensive set of industry-leading new products to a wide spectrum of customers. We more than doubled in size as a result of the acquisition, which had significant effects on virtually every aspect of our business and operations and which make comparisons in this discussion to our historical results difficult. These impacts include:

•

Significant Increase in Scale and Geographic Footprint. Our sales increased from $353.7 million for the first quarter 2013 to $1,000.4 million for the second quarter of 2013 (which includes Motorola Home sales subsequent to the acquisition and not for the entire quarter), compared to $302.9 million and $349.3 million, respectively for the same periods in 2012. We more than tripled our number of employees from approximately 2,200 employees to more than 7,000 employees. In addition, we now have a direct presence in over 25 countries and channel presence in over 85 countries compared to 21 and 30, respectively, prior to the Acquisition.

•

Expansion of the Industry that we Serve. Historically almost all of our revenues were derived from sales to cable television multiple system operators (“MSOs”). While MSOs remain a large and important component of our business, our operations have broadened through the Acquisition to include more sales to telephone companies and programmers, as well as the addition of retail distribution channels. As a result, we have a significantly more diverse customer base. Our top five customers following the Acquisition would have accounted for approximately 50% of our 2012 sales on a pro forma basis, compared with over 50% from only our two largest customers, Comcast and Time Warner, prior to the Acquisition.

•

Additional Product Offerings. Our roster of products expanded as a result of the Acquisition to include products for passive optical networks, optical Ethernet components, multiscreen software solutions and DSL modems and gateways. In addition, our traditional product lines, such as set-top boxes and gateways, routers, DOCSIS cable modems, encoders and transcoders, have expanded, in many cases, increasing our relevance with our customers.

•

Increased IP Portfolio and R&D. We now have over 2,000 granted and in-process patents, which is more than double our portfolio prior to the Acquisition. In addition, as part of the transaction we also received a limited license to approximately 20,000 additional patents. With the additional resources and employees gained from the Acquisition, we expect to significantly increase our investment in fundamental research, expanding our intellectual property rights and developing new product offerings.

•

Long-term Debt. As described below under “Financial Liquidity and Capital Resources,” we entered into senior secured credit facilities to fund a portion of the acquisition costs and to support our on-going working capital needs. As a result, our long-term debt increased from $225.4 million at March 31, 2013 to $2,127.9 million at June 30, 2013. We are subject to a number of financial covenants under the senior secured credit facilities that could impact our operational flexibility.

In addition, as described below, we have reduced our reportable operating segments from three to two. Readers should consider the size and transformative nature of the Motorola Home acquisition described above when reviewing this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

New Operating Segments

The completion of the Motorola Home acquisition changed the way that we manage and review our business. As a result, beginning with the periods ended June 30, 2013, we now report two operating segments, (1) Network & Cloud and (2) Customer Premises Equipment. Corporate and other expenses not included in the measure of segment contribution will be reported in an “All Other” category. A comparison of our products and the acquired Motorola Home products included in our new reporting segments is set forth in the table below. See Note 16 for additional information regarding this resegmentation.

Prior Segments		New Segments
ARRIS	Motorola Home

Broadband Communications Systems:

•        CMTS, CCAP, Edge QAMs, Encoder/Decoder/Transcoder

Access, Transport & Supplies:

•        HE Optics, Fiber Nodes & RF Amplifiers

Media & Communication Systems:

•        Service Assurance, Analytics, Workforce Management, Video on Demand, Ad Insertion & Management

Network Infrastructure:

•        CMTS, Edge QAMs, HE Optics, Fiber Nodes, RF Amplifiers, Encoders/Decoders/Transcoders

Convergence Experiences:

•        Service Assurance, Content Management & Security, Ad Insertion, Video on Demand, User Experience

Network and Cloud (“N&C”)

Broadband Communications Systems: • Modems, EMTAs, Gateways	Home Devices: • Modems, EMTAs, Gateways, Set-top Boxes	Customer Premises Equipment (“CPE”)

Key Highlights

Set forth below are some key highlights that we achieved in the three and six months ended June 30, 2013:

Financial Highlights

•

Sales in the second quarter and first half of 2013 were $1,000.4 million and $1,354.0 million, respectively, as compared to $349.3 million and $652.2 million in the same periods in 2012. The increase is primarily attributed to the inclusion of sales of Motorola Home business. We estimate that Motorola Home had approximately $66 million of sales prior to the closing of the acquisition on April 17, 2013.

•

Gross margin percentage was 23.1% in the second quarter of 2013, which compares to 33.9% in the second quarter of 2012. The year over year decline reflects the inclusion of the Motorola Home products, which in the aggregate, have lower overall margins than the historic ARRIS products. The second quarter 2013 gross margin also includes a $57.6 million impact associated with writing up the historic cost of the Motorola Home inventory to fair value at the date of acquisition (subsequently increasing cost of goods sold) as well as $13.6 million of costs associated with the rationalization of certain products after the acquisition date.

•

Total operating expenses (excluding amortization of intangible assets, restructuring charges and acquisition and other costs) in the second quarter of 2013 were $211.2 million, as compared to $83.0 million in the same period last year. The increase is the result of the inclusion of expenses associated with Acquisition. We estimate that Motorola Home had approximately $34 million of operating expenses (excluding amortization of intangible assets, restructuring charges and acquisition costs) prior to the closing of the acquisition on April 17, 2013.

•	We incurred $32.3 million of restructuring charges and $19.4 million of acquisition and integration related costs in the second quarter 2013 related to our acquisition of Motorola Home.

•	Intangible amortization increased from $7.4 million in the second quarter 2012 to $58.1 million in the second quarter 2013 as a result of our acquisition of Motorola Home.
•

We ended the second quarter of 2013 with $764.1 million of cash, cash equivalents, short-term and long-term marketable security investments. The Company generated $294.0 million of cash from operating activities during the second quarter 2013 and $344.0 million through the first six months of 2013, which compares to $30.6 million and $65.9 million generated during the same periods in 2012. Changes in working capital, primarily accounts payable and inventory, are the major factors impacting the first half of 2013, a portion of which (estimated to be $200 million) is expected to reverse in the second half of 2013. The Company and Google have settled certain litigation matters for which the Company’s maximum liability is $50 million under the terms of the acquisition agreement. The Company anticipates paying the litigation settlement in the third quarter 2013.

•

We ended the second quarter 2013 with long-term debt of $2,127.9 million, the current portion of which is $290.0 million. We anticipate retiring the short term debt with cash resources. We issued $1.9 billion of new debt in the second quarter 2013 in conjunction with our acquisition of Motorola Home.

Product Line Highlights

•	Customer Premises Equipment

o	Set-top Solutions
¡

Continued strong industry momentum for video gateway-based solutions. Building upon plans to provide the cable industry’s first Reference Design Kit (“RDK”) based Whole Home Network and Entertainment gateway, the ARRIS Media Gateway 2402, ARRIS also announced a program to deliver the Comcast X1 experience on a XG1 gateway

¡	Extended coverage of the ARRIS Whole Home IP Video solution as current customers increased deployment rates
¡	Successfully deployed an advanced wireless IPTV set-top solution in support of Bell Canada’s Fibe TV service offering expansion.
¡	Selected by Vectra, Poland’s second largest cable service provider, to provide hybrid set-top solutions in support of their analog to digital migration
¡	Recognized as one of six companies as part of AT&T’s 2013 Supplier Award Program providing both IPTV set-top and DSL solutions
o	Broadband Devices
¡	Based on continued strong demand for broadband services, achieved record levels of DOCSIS device shipments, including both embedded WiFi gateways and stand-alone high-speed data and voice modems.
¡	Continued momentum to DOCSIS 3.0-based solutions, and growing demand for integrated gateway solutions.

•	Network and Cloud
o	CMTS
¡	Successful E6000 introduction and product ramp-up as operators begin deployment of the industry first Converged Cable Access Platform (“CCAP”) platform
¡	Record levels of downstream and upstream channel shipments on the strength of significant new E6000 chassis shipments
¡	Continued deployment of both C4 and BSR CMTS platforms as operators continue to cost effectively extend their current installed base

o	Access and Transport
¡	Strong year-over-year growth in sales as operators incrementally invest in their HFC network to increase narrowcast capacity for services such as High Speed Data and Video On Demand
¡	Continued metro WiFi deployments as operators augment fixed line network with mobility access
¡	Momentum building around deep fiber and all-digital optics network architectures

o	Video Infrastructure
¡	Introduction of new highly dense GT-3 transcoding platform addressing growing multi-screen adaptive bit rate video opportunities
¡	Successful early deployments of new APEX3000 CCAP-capable Universal EdgeQAM
¡	Continuing field trial of Network DVR storage and control plane with Tier 1 cable operator
¡	Continued shipments of MPEG4 encoder/Transcoder products to programmer and IPTV operators

o	Cloud
¡	Ongoing Multi-screen Video engagements with several Tier 1 Service Providers
¡	Significant WorkAssure Capacity Management capability delivered for deployment with large South American cable operator

Non-GAAP Measures

As part of our ongoing review of financial information related to our business, we regularly use non-GAAP measures, in particular non-GAAP earnings per share, as we believe they provide a meaningful insight into our business and trends. We also believe that these non-GAAP measures provide readers of our financial statements with useful information and insight with respect to the results of our business. However, the presentation of non-GAAP information is not intended to be considered in isolation or as a substitute for results prepared in accordance with GAAP. Below are tables for the three and six months ended June 30, 2013 and 2012 which detail and reconcile GAAP and non-GAAP earnings per share:

(in thousands, except per share data)	For the Three Months Ended June 30, 2013

	Sales	Gross Margin Expense	Operating Expense	Operating Income	Other (Income) Expense	Income Tax Expense (Benefit)		Net Income (Loss)

Amounts in accordance with GAAP	$1,000,362	$231,077	$320,953	$(89,876)	$9,715	$(49,314	)$	(50,277)
Reduction in revenue related to Comcast’s investment in ARRIS	-	-	-	-	-	-		-
Acquisition accounting impacts related to fair value of inventory	-	57,600	-	57,600	-	-		57,600
Acquisition accounting impacts related to deferred revenue	2,417	1,472	-	1,472	-	-		1,472
Product Rationalization	-	13,582	-	13,582	-	-		13,582
Stock compensation expense	-	866	(6,314)	7,180	-	-		7,180
Amortization of intangible assets	-	-	(58,130)	58,130	-	-		58,130
Acquisition costs, restructuring, and integration costs	-	-	(51,649)	51,649	-	-		51,649
Credit facility - ticking fees	-	-	-	-	(477)	-		477
Mark-to-market FV adjustment related to Comcast’s investment in ARRIS	-	-	-	-	6,159	-		(6,159)
Non-cash interest expense	-	-	-	-	(3,308)	-		3,308
Adjustments of income tax valuation allowances and other discrete tax items	-	-	-	-	-	-		-
Tax related to items above	-	-	-	-	-	74,784		(74,784)

Non-GAAP amounts	$1,002,779	$304,597	$204,860	$99,737$	$12,088	$25,470$		$62,178

GAAP net income per share - diluted								$(0.37)

Non-GAAP net income per share - diluted								$0.46

Weighted average common shares - basic								134,626

Weighted average common shares - diluted								136,626

(1)	Basic shares used as losses were reported for those periods and the inclusion of dilutive shares would be anti-dilutive

(in thousands, except per share data)	For the Six Months Ended June 30, 2013

	Sales	Gross Margin	Operating Expense	Operating Income	Other (Income) Expense	Income Tax Expense (Benefit)	Net Income (Loss)

Amounts in accordance with GAAP	$1,354,012	$339,603	$419,963	$(80,360)	$33,180	$(48,613)	$(64,927)
Reduction in revenue related to Comcast’s investment in ARRIS	13,182	13,182	-	13,182	-	-	13,182
Acquisition accounting impacts related to fair value of inventory	-	57,600	-	57,600	-	-	57,600
Acquisition accounting impacts related to deferred revenue	2,417	1,472	-	1,472	-	-	1,472
Product Rationalization	-	13,582	-	13,582	-	-	13,582
Stock compensation expense	-	1,697	(12,227)	13,924	-	-	13,924
Amortization of intangible assets	-	-	(65,733)	65,733	-	-	65,733
Acquisition costs, restructuring, and integration costs	-	-	(58,848)	58,848	-	-	58,848
Credit facility - ticking fees	-	-		-	(865)	-	865
Mark-to-market FV adjustment related to Comcast’s investment in ARRIS	-	-	-	-	(13,189)	-	13,189
Non-cash interest expense	-	-		-	(6,552)	-	6,552
Adjustments of income tax valuation allowances and other discrete tax items	-	-	-	-	-	7,516	(7,516)
Tax related to items above	-	-	-	-	-	80,520	(80,520)

Non-GAAP amounts	$1,369,611	$427,136	$283,155	$143,981	$12,574	$39,423	$91,984

GAAP net income per share - diluted							$(0.52)

Non-GAAP net income per share - diluted							$0.72

Weighted average common shares - basic							124,940

Weighted average common shares - diluted							127,876

(1)	Basic shares used as losses were reported for those periods and the inclusion of dilutive shares would be anti-dilutive

(in thousands, except per share data)	For the Three Months Ended June 30, 2012

	Gross Margin	Operating Expense	Operating Income	Other (Income) Expense	Income Tax Expense (Benefit)	Net Income (Loss)

Amounts in accordance with GAAP	$118,526	$91,601	$26,925	$4,363	$7,561	$15,001
Acquisition accounting impacts related to deferred revenue	663	-	663	-	-	663
Stock compensation expense	809	(7,058)	7,867	-	-	7,867
Amortization of intangible assets	-	(7,444)	7,444	-	-	7,444
Acquisition costs and restructuring costs	-	(1,141)	1,141	-	-	1,141
Impairment of investment	-	(466)	466	-	-	466
Non-cash interest expense	-	-	-	(3,058)	-	3,058
Tax related to items above	-	-	-	-	6,749	(6,749)

Non-GAAP amounts	$119,998	$75,492	$44,506	$1,305	$14,310	$28,891

GAAP net income per share - diluted						$0.13

Non-GAAP net income per share - diluted						$0.25

Weighted average common shares - diluted						115,111

(in thousands, except per share data)	For the Six Months Ended June 30, 2012

	Gross Margin	Operating Expense	Operating Income	Other (Income) Expense	Income Tax Expense (Benefit)	Net Income (Loss)

Amounts in accordance with GAAP	$227,434	$188,817	$38,617	$7,369	$10,448	$20,800
Acquisition accounting impacts related to deferred revenue	1,921	-	1,921	-	-	1,921
Stock compensation expense	1,559	(12,957)	14,516	-	-	14,516
Amortization of intangible assets	-	(14,823)	14,823	-	-	14,823
Acquisition costs and restructuring costs	-	(6,951)	6,951	-	-	6,951
Loss of sale of product line	-	(337)	337	-	-	337
Impairment of investment	-	(466)	466	-	-	466
Non-cash interest expense	-	-	-	(6,057)	-	6,057
Tax related to items above	-	-	-	-	14,870	(14,870)

Non-GAAP amounts	$230,914	$153,283	$77,631	$1,312	$25,318	$51,001

GAAP net income per share - diluted						$0.18

Non-GAAP net income per share - diluted						$0.44

Weighted average common shares - diluted						116,352

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

Reduction in Revenue Related to Comcast’s Investment in ARRIS: In connection with our acquisition of Motorola Home, in January 2013 Comcast agreed to invest in ARRIS. The per share purchase price, which was based on the value used to determine the number of shares issued in the Motorola Home acquisition, for the investment was less than the market price on the date the agreement was executed. As a result, the accounting guidance requires that we record the implied fair value of benefit received by Comcast as a reduction in revenue. We have excluded the effect of the implied fair value in calculating our non-GAAP financial measures. We believe it is useful to understand the effects of these items on our total revenues and gross margin.

Acquisition Accounting Impacts Related to Deferred Revenue: In connection with our acquisitions, business combination rules require us to account for the fair values of deferred revenue arrangements for which acceptance has not been obtained, and post contract support in our purchase accounting. The non-GAAP adjustment to our sales and cost of sales is intended to include the full amounts of such revenues as if these purchase accounting adjustments had not been applied. We believe the adjustment to these revenues is useful as a measure of the ongoing performance of our business. We historically have experienced high renewal rates related to our support agreements and our objective is to increase the renewal rates on acquired post contract support agreements. However, we cannot be certain that our customers will renew our contracts.

Acquisition Accounting Impacts Related to Inventory Valuation: In connection with our acquisition of Motorola Home, business combinations rules require the inventory be recorded at fair value on the opening balance sheet. This is different from historical cost. Essentially we were required to write the inventory up to end customer price less a reasonable margin as a distributor. This resulted in an increase in the value of inventory and will result in higher cost of goods sold as it is sold.

Product Rationalization: In conjunction with the integration of Motorola Home, we have identified certain product lines which overlap. In the second quarter of 2013, we made the decision to eliminate certain products. As a result, we recorded expenses related to the elimination of inventory and certain vendor liabilities. We believe it is useful to understand the effects of this item on our total cost of goods sold.

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

Restructuring, Acquisition and Integration Costs: We have excluded the effect of acquisition related and other expenses and the effect of restructuring expenses in calculating our non-GAAP operating expenses and net income measures. We will incur significant expenses in connection with our recent acquisition of Motorola Home, which we generally would not otherwise incur in the periods presented as part of our continuing operations. Acquisition related expenses consist of transaction costs, costs for transitional employees, other acquired employee related costs, and integration related outside services. Restructuring expenses consist of employee severance, abandoned facilities, and other exit costs. We believe it is useful to understand the effects of these items on our total operating expenses.

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

Mark-To-Market Fair Value Adjustment Related To Comcast Investment in ARRIS: In connection with our acquisition of Motorola Home, in January 2013 Comcast agreed to invest in ARRIS. The per share purchase price for the investment, which was based on the value used to determine the number of shares issued in the Motorola Home acquisition, was less than the market price on the date of agreement was executed. As a result, the accounting guidance requires we mark to market the changes in the value of the investment and flow through other (income) expense. Until the closing of the deal, changes in the value of the investment for the full quarter were marked to market and flow through other (income) expense. We have excluded the effect of the implied fair value in calculating our non-GAAP financial measures. We believe it is useful to understand the effects of these items on our total other (income) expense.

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

Significant Customers

The Company’s two largest customers (including their affiliates, as applicable) are Comcast and Time Warner Cable. Over the past year, certain customers’ beneficial ownership may have changed as a result of mergers and acquisitions. Therefore the revenue for ARRIS’ customers for prior periods has been adjusted to include the affiliates under common control. A summary of sales to these customers for the three and six months ended June 30, 2013 and 2012 are set forth below (in thousands). The significant changes in the percentages of the total sales primarily result from the greater customer diversification as a result of the Motorola Home acquisition.

	Three Months Ended June 30,		Six Months Ended June 30,

	2013	2012	2013	2012

Comcast and affiliates	$190,100	$96,189	$249,202	$177,991
% of sales	19.0%	27.5%	18.4%	27.3%

Time Warner Cable and affiliates	$98,415	$75,317	$191,271	$122,421
% of sales	9.8%	21.6%	14.1%	18.8%

Comparison of Operations for the Three and Six Months Ended June 30, 2013 and 2012

Net Sales

The table below sets forth our net sales for the three and six months ended June 30, 2013 and 2012, for each of our segments (in thousands):

	Net Sales				Increase (Decrease) Between 2013 and 2012
	For the Three Months Ended		For the Six Months Ended		For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,		June 30		June 30
	2013	2012	2013	2012	$	%	$	%

Business Segment:
CPE	$662,981	$149,312	$852,365	$267,030	$513,669	344.0%	$585,335	219.2%
N&C	339,986	200,015	517,434	385,197	139,971	70.0%	132,237	34.3%
Other	(2,605)	–	(15,787)	–	(2,605)	100.0%	(15,787)	100.0%

Total sales	$1,000,362	$349,327	$1,354,012	$652,227	$651,035	186.4%	$701,785	107.6%

The table below sets forth our domestic and international sales for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Net Sales				Increase (Decrease) Between 2013 and 2012
	For the Three Months Ended		For the Six Months Ended		For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,		June 30		June 30
	2013	2012	2013	2012	$	%	$	%

Domestic	$658,261	$257,754	$899,645	$485,278	$400,507	155.4%	$414,367	85.4%
International
Americas, excluding U.S.	201,483	55,924	283,208	103,826	145,559	260.3%	179,382	172.8%
Asia Pacific	49,062	14,289	59,233	24,748	34,773	243.3%	34,485	139.3%
EMEA	91,556	21,360	111,926	38,375	70,196	328.6%	73,551	191.7%
Total International	342,101	91,573	454,367	166,949	250,528	273.6%	287,418	172.2%

Total sales	$1,000,362	$349,327	$1,354,012	$652,227	$651,035	186.4%	$701,785	107.6%

Customer Premises Equipment Net Sales 2013 vs. 2012

During the three and six months ended June 30, 2013 sales in our CPE segment increased by approximately 344.0% and 219.2%, respectively, as compared to the same period in 2012. The increase is primarily attributable to the inclusion of sales associated with our acquisition of Motorola Home.

Network and Cloud Net Sales 2013 vs. 2012

During the three and six months ended June 30, 2013, sales in N&C segment increased by approximately 70.0% and 34.3%, respectively, as compared to the same period in 2012. The increase in sales is primarily the result of the inclusion of sale associated with our acquisition of Motorola Home.

Gross Margin

The table below sets forth our gross margin for the three and six months ended June 30, 2013 and 2012 (in thousands):

Gross Margin	Increase (Decrease) Between 2013 and 2012
For the Three Months Ended	For the Six Months Ended	For the Three Months Ended	For the Six Months Ended
June 30,	June 30,	June 30	June 30
2013	2012	2013	2012	$	%	$	%

Gross margin dollars	$231,077	$118,526	$339,603	$227,434	$112,551	95.0%	$112,169	49.3%
Gross margin percentage	23.1%	33.9%	25.1%	34.9%	(10.8)	(9.8)

During the three and six months ended June 30, 2013, gross margin dollars increased and gross margin percentage decreased as compared to the same period in 2012. Increase in gross margin dollars is primarily the result of the inclusion of sales associated with our acquisition of Motorola Home. The decrease in gross margin percentage is the result of product mix. The historic gross margin of Motorola Home products is lower than the average of the historic ARRIS business. Also leading to the mix impact is the relative proportion of legacy Motorola Home sales and ARRIS sales; legacy Motorola Home sales are significantly higher. The second quarter 2013 gross margin also includes a $57.6 million impact associated with writing up the historic cost of the Motorola Home inventory to fair value at the date of acquisition (subsequently increasing cost of goods sold) as well as $13.6 million of costs associated with the rationalization of certain products after the acquisition date. We do not expect these items to impact future quarters.

Operating Expenses

The table below provides detail regarding our operating expenses (in thousands):

	Operating Expenses				Increase (Decrease) Between 2013 and 2012
	For the Three Months Ended		For the Six Months Ended		For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,		June 30		June 30
	2013	2012	2013	2012	$	%	$	%
SG&A	$87,774	$40,135	$127,900	$79,678	$47,639	118.7%	$48,222	60.5%
Research & development	123,400	42,881	167,482	87,028	80,519	187.8%	80,454	92.4%
Restructuring charges	32,257	1,039	32,266	6,242	31,217	3,004.5%	26,024	416.9%
Acquisition & other costs	19,392	102	26,582	709	19,291	18,912.7%	25,873	3,649.2%
Loss on sale of product line	–	–	–	337	–	–	(337)	(100.0)%
Amortization of intangibles	58,130	7,444	65,733	14,823	50,686	680.9%	50,910	343.5%

Total	$320,953	$91,601	$419,963	$188,817	$229,352	250.4%	$231,146	122.4%

SG&A and R&D expenses for the second quarter 2013 include only those expenses related to Motorola Home after the April 17 closing date. We estimate that SG&A/R&D expenses incurred by Motorola Home in the second quarter prior to the acquisition were approximately $36 million. Also, during the quarter, we implemented certain actions to reduce workforce and other costs as a result of the acquisition. These actions will reduce future expenditures. As a result, the current quarter expenses will not be indicative of future results. We anticipate that SG&A/R&D, in the aggregate, will be in the range of $235 million to $245 million in the second half of 2013.

Selling, General, and Administrative, or SG&A, Expenses

The year over year increase in SG&A expenses primarily reflects the inclusion of expenses associated with the Motorola Home acquisition.

Research & Development, or R&D, Expenses

Included in our R&D expenses are costs directly associated with our development efforts (people, facilities, materials, etc.) and reasonable allocations of our information technology and corporate facility costs. R&D expenses for the three and six months ended June 30, 2013 increased as compared to the same period in 2012 due to the inclusion of expenses associated with the Motorola Home acquisition.

Restructuring Charges

During the first half of 2013, ARRIS continued its implementation of the restructuring initiative following the acquisition of Motorola Home to align our workforce and operating costs with current business opportunities. This resulted in restructuring charges of $32.3 million related to severance, termination benefits and facilities during both the three month and six month ending June 30, 2013. The restructuring charges of $1.0 million and $6.2 million for the three and six month periods ending June 30, 2012, respectively, were related to the BigBand acquisition.

Acquisition and Other Costs

During the second quarter of 2013, we recorded acquisition-related expense and integration expenses of $19.4 million. During the first half of 2013, we recorded acquisition-related expense and integration expenses of $26.6 million. These expenses related to the acquisition of Motorola Home and consisted of transaction costs and legal fees.

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

Amortization of Intangible Assets

Intangibles amortization expense for the three months ended June 30, 2013 and 2012 was $58.1 million and $7.4 million, respectively. For the six months ended June 30, 2013 and 2012, intangible amortization expense was $65.7 million and $14.8 million, respectively. Our intangible expense is related to the acquisitions of Motorola Home in April 2013, BigBand Networks in November 2011, Digeo, Inc. in October 2009, EG Technologies in September 2009, Auspice Corporation in August 2008 and C-COR Incorporated in December 2007.

Direct Contribution

The table below sets forth our direct contribution for the three and six months ended June 30, 2013 and 2012, for each of our segments (in thousands):

	Direct Contribution				Increase (Decrease) Between 2013 and 2012
	For the Three Months Ended		For the Six Months Ended		For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,		June 30		June 30
	2013	2012	2013	2012	$	%	$	%
Business Segment:
CPE	$123,785	$14,542	$144,635	$20,352	$109,243	751.2%	$124,283	610.7%
N&C	66,427	62,622	123,843	122,781	3,805	6.1%	1,062	0.9%
Other	(170,309)	(41,756)	(224,257)	(82,405)	(128,553)	(307.9)%	(141,852)	(172.1)%

Total	$19,903	$35,408	$44,221	$60,728	$(15,505)	43.8%	$(16,507)	(27.2)%

Customer Premises Equipment Direct Contribution 2013 vs. 2012

During the three and six months ended June 30, 2013 direct contribution in our CPE segment increased by approximately 751.2% and 610.7%, respectively, as compared to the same period in 2012. The increase is primarily attributable to the inclusion of direct contribution associated with our acquisition of Motorola Home. Further, the direct contribution is favorably impacted by mix, given, that in the aggregate the contribution margin of former Motorola Home products are greater than that of former ARRIS products.

Network and Cloud Direct Contribution 2013 vs. 2012

During the three and six months ended June 30, 2013, direct contribution in our N&C segment increased by approximately 6.1% and 0.9%, respectively, as compared to the same period in 2012. Despite the higher sales, as a result of the Motorola Home acquisition, second quarter direct contribution did not increase materially. The second quarter contribution was impacted year over year by (1) higher operating expenses associated with investing in the acquired Cloud software portfolio, as well as overlapping investments in next generation CCAP (which is an area of synergy focus); (2) the ramp of E6000 CMTS in 2013 resulted in higher shipments of new chassis and line cards, which have lower margin relative to license upgrades of deployed C4 CMTS products shipped in 2012.

Other Expense (Income)

Interest Expense

Interest expense for the three months ended June 30, 2013 and 2012 was $18.6 million and $4.4 million respectively. For the six months ended June 30, 2013 and 2012, interest expense was $23.2 million and $8.8 million respectively. Interest expense reflects the amortization of deferred finance fees, the non-cash interest component of our convertible subordinated notes and term loans, interest paid on the notes and term loans, and other debt obligations.

Interest Income

Interest income during the three months ended June 30, 2013 and 2012 was $0.6 million and $0.7 million, respectively. During the six months ended June 30, 2013 and 2012, interest income was $1.5 million and $1.5 million, respectively. The income reflects interest earned on cash, cash equivalents, short-term and long-term investments.

Loss (Gain) on Foreign Currency

During the three and six months ended June 30, 2013, we recorded a foreign currency loss of approximately $0.2 million and $1.0 million, respectively. During the three months and six months ended June 30, 2012, we recorded a foreign currency loss of approximately $0.5 million and $1.3 million, respectively. We have certain international customers who are billed in their local currency. To mitigate the volatility related to fluctuations in the foreign exchange rates, we may enter into various foreign currency contracts. The loss (gain) on foreign currency is driven by the fluctuations in the foreign currency exchanges rates.

Loss (Gain) on Investments

From time to time, we hold certain investments in the common stock of private and publicly-traded companies, a number of non-marketable equity securities, and investments in rabbi trusts associated with our deferred compensation plans.

During the three months ended June 30, 2013 and 2012, we recorded net loss (gain) related to these investments of $(0.7) million, and $0.4 million, respectively. During the six months ended June 30, 2013 and 2012, we recorded net gains related to these investments of $1.3 million, and $0.6 million, respectively.

Other Expense (Income)

Other income for the three months ended June 30, 2013 and 2012 was $7.7 million and $0.2 million, respectively. For the six months ended June 30, 2013 and 2012, other (expense) income was $(11.7) million and $0.7 million, respectively.

In connection with Comcast’s agreement in January 2013 to invest in ARRIS upon the acquisition of Motorola Home, accounting guidance requires that, since the agreed-upon purchase price was less than the market price on the date of agreement, the resulting forward arrangement be marked to market for the difference in fair value. This resulted in a mark-to-market adjustment of $(6.2) million for the three months ended June 30, 2013 and $13.2 million in the six months ended June 30, 2013 and is recorded as Other Expense (Income).

Income Tax Expense

For the three and six month periods ended June 30, 2013, we recorded income tax expense (benefit) of $(49.3) million and $(48.6) million, respectively, as compared to $7.6 million and $10.4 million, respectively in the same periods in 2012. The reduction in the income tax expense for the three and six month periods ended June 30, 2013, compared to the three and six month periods ended June 30, 2012, was primarily due to the change in earnings from continuing operations, as a result of the Motorola Home acquisition that occurred on April 17, 2013 and its related significant, infrequent and unusual book charges.

For the six month period ended June 30, 2013, the Company recorded a pre-tax book loss of approximately $(58.8) million relating to the acquisition costs incurred on Motorola Home acquisition, on which a tax benefit of $(19.8) was recorded; a pre-tax book loss of approximately $(4.3) million on certain foreign entities from the Motorola Home acquisition, on which no tax benefit was recorded; a tax benefit of approximately $(4.9) million related to 2012 research and development tax credits, as the credit was reenacted in January 2013 retroactive to the beginning of 2012; and a pre-tax book loss of approximately $(26.4) million on the Comcast investment in ARRIS, on which no tax benefit was recorded. The full year 2012 impact of the research and development tax credits was recognized in the three month period ended March 31, 2013. There were no discrete tax events during the first six months of 2012.

Financial Liquidity and Capital Resources

Overview

Following completion of the Motorola Home acquisition, one of our key strategies remains maintaining and improving our capital structure. The key metrics we focus on are summarized in the table below:

Liquidity & Capital Resources Data

	Six Months Ended June 30,
	2013		2012
	(in thousands, except DSO and turns)
Key Working Capital Items
Cash provided by operating activities	$344,009		$65,866
Cash, cash equivalents, and short-term investments	$741,225		$539,561
Long-term U.S. corporate & government agency bonds	$22,903		$36,691
Accounts receivable, net	$662,156		$179,371
Days Sales Outstanding (“DSOs”)	57	(1)	46
Inventory	$320,778		$102,361
Inventory turns	9.6	(1)	7.8

Key Financing Items
Convertible notes at face value	$231,971		$232,050
Convertible notes at book value	$228,597		$215,823
Term loans at face value	$1,909,199		$–

Key Shareholder Equity Items
Cash used for share repurchases	$–		$41,551

Capital Expenditures	$21,402		$9,256

(1)	Using single point average for these calculations for six months ended June 30, 2013 due to the Motorola Home acquisition

In managing our liquidity and capital structure, we have been and are focused on key goals, and we have and will continue in the future to implement actions to achieve them. They include:

•	Liquidity – ensure that we have sufficient cash resources or other short term liquidity to manage day to day operations
•

Growth – implement a plan to ensure that we have adequate capital resources, or access thereto, to fund internal growth and execute acquisitions while retiring our convertible notes in a timely fashion.

•	Timely debt retirement – implement a plan to retire the term loans.
•	Share repurchases – opportunistically repurchase our common stock to the extent permitted under our credit agreements.

The acquisition of Motorola Home in April 2013 substantially increased our total indebtedness.

Accounts Receivable & Inventory

We use the number of times per year that inventory turns over (based upon sales for the most recent period, or turns) to evaluate inventory management, and days sales outstanding, or DSOs, to evaluate accounts receivable management.

Accounts receivable increased during the first six months of 2013 as compared to 2012 primarily as a result of the inclusion of sales associated with the Motorola Home products, which were not included in 2012. DSOs increased during the first six months of 2013 as compared to 2012. As part of the Acquisition, we acquired approximately $462.2 million of accounts receivable. Looking forward, it is possible that DSOs may increase dependent upon our customer mix and payment patterns, particularly if international sales increase as customers internationally typically have longer payment terms.

Inventory increased in the second quarter of 2013 as compared to 2012, primarily as a result of the Motorola Home acquisition. We acquired approximately $279.6 million of inventory upon closing of the Motorola Home transaction in April 2013. Inventory turns during the first six months of 2013 were 9.6 as compared to 7.8 in the same period of 2012.

Common Share Repurchases

During the first six months of 2013, ARRIS did not repurchase any shares under the previously adopted share repurchase plan. During the first half of 2012, we repurchased 3.7 million shares of our common stock for $41.6 million at an average stock price of $11.28. We believe it is unlikely that we will repurchase a significant number of shares in the near-term.

Tender offer for 2.00% Convertible Senior Notes due 2026

As a result of the holding company reorganization undertaken in connection with the Motorola Home acquisition, holders of the senior notes had the right (i) to require us to repurchase the senior notes for 100% of the principal amount of the senior notes, plus accrued and unpaid interest to, but not including the repurchase date (the “Repurchase Right”) and (ii) to convert the senior notes for the consideration provided for in the indenture governing the senior notes (the “Conversion Right”). The calculation of the Repurchase Right and the Conversion Right is the same as the calculation would be upon redemption in November 2013. See Note 14, Long-Term Indebtedness for further discussion.

Senior notes in the aggregate principal amount of $68 thousand were tendered in connection with the Repurchase Right, and $68 thousand of cash-on-hand was used to repurchase these notes. Eleven notes were submitted for conversion, and $11 thousand of cash-on-hand was used to satisfy ARRIS’ obligations on these notes. Following the tender offer, $232.0 million in aggregate principal amount of the senior notes remain outstanding. Based on current market conditions, we expect to redeem the senior notes in full in November 2013.

Summary of Current Liquidity Position and Potential for Future Capital Raising

We believe our current liquidity position, where we have approximately $741.2 million of cash, cash equivalents, and short-term investments and $22.9 million of long-term marketable securities on hand as of June 30, 2013, together with approximately $248.7 million in availability under our new Revolving Credit Facility entered into in connection with the Motorola Home acquisition and the prospects for continued generation of cash from operations, are adequate for our short- and medium-term business needs. Our cash and cash-equivalents as of June 30, 2013 include approximately $200 million held by foreign subsidiaries whose earnings we expect to reinvest indefinitely outside of the United States. We do not expect to need the cash generated by those foreign subsidiaries to fund our domestic operations. However, in the unforeseen event that we repatriate cash from those foreign subsidiaries, in excess of what is owed to the United States parent, we may be required to provide for and pay U.S. taxes on permanently repatriated funds.

We expect to be able to generate sufficient cash on a consolidated basis to make all of the principal and interest payments under our senior secured credit facilities, indentures and other instruments governing our indebtedness. We expect to redeem the remaining outstanding senior notes in November 2013. Should our available funds be insufficient to support these initiatives or our operations, it is possible that we will raise capital through private or public, share or debt offerings.

Senior Secured Credit Facilities

In April 2013 we entered into senior secured credit facilities with Bank of America, N.A. and various other institutions, which are comprised of (i) a “Term Loan A Facility” of $1.1 billion, (ii) a “Term Loan B Facility” of $825 million and (iii) a “Revolving Credit Facility” of $250 million. The Term Loan A Facility and the Revolving Credit Facility have terms of five years. The Term Loan B Facility has a term of seven years. Interest rates on borrowings under the senior credit facilities are set forth in the table below. As of June 30, 2013, we had $1,909 million face value outstanding under the Term Loan A and Term Loan B Facilities and no amounts drawn under the Revolving Credit Facility.

	Rate	As of June 30, 2013
Term Loan A	LIBOR + 2.25%	2.45%
Term Loan B	LIBOR(1) + 2.75%	3.50%
Revolving Credit Facility(2)	LIBOR + 2.25%	Not Applicable

(1)	Includes LIBOR floor of 0.75%
(2)	Includes unused commitment fee of 50 basis points not reflected in interest rate above.

Borrowings under the senior secured credit facilities are secured by first priority liens on substantially all of our assets and certain of our present and future subsidiaries who are or become parties to, or guarantors under, the credit agreement governing the senior secured credit facilities (the “Credit Agreement”). The Credit Agreement contains usual and customary limitations on indebtedness, liens, restricted payments, acquisitions and asset sales in the form of affirmative, negative and financial covenants, which are customary for financings of this type, including the maintenance of a minimum consolidated interest coverage ratio of not less than 3.5:1 and a maximum consolidated net leverage ratio of 4.25:1 (which decreases to 3.5:1 throughout the first two years of the Credit Agreement). As of June 30, 2013, we were in compliance with all covenants under the Credit Agreement.

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

Commitments

As a result of the Motorola Home acquisition, our contractual obligations have significantly increased from the amounts shown in the table included in our Annual Report on Form 10-K for the year ended December 31, 2012. Included below is a summary of the additional contractual obligations that we have undertaken.

Following is a summary of our contractual obligations as of June 30, 2013 (in thousands):

	Payments due by period
Contractual Obligations	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total

Senior notes (1)	$231,971	$–	$–	$–	$231,971
Credit facilities (2)	63,250	167,750	896,500	781,688	1,909,188
Operating leases, net of sublease income (3)	21,541	29,160	16,481	5,094	72,276
Purchase obligations (4)	576,418	–	–	–	576,418

Total contractual obligations (5)	$893,180	$196,910	$912,981	$786,782	$2,789,853

(1)	ARRIS may redeem the senior notes at any time on or after November 15, 2013, subject to certain conditions and we currently expect to redeem the senior notes in full in the fourth quarter of 2013 based on current market conditions. In addition, the holders may require us to purchase all or a portion of their convertible notes on or after November 15, 2013. Does not include interest, which is payable at the rate of 2% per annum.
(2)	Represents Term Loan A which has a term of five years and Term Loan B with a term of seven years.
(3)	Includes leases which are reflected in restructuring accruals on the consolidated balance sheets.

(4)	Represents obligations under agreements with non-cancelable terms to purchase goods or services. The agreements are enforceable and legally binding, and specify terms, including quantities to be purchased and the timing of the purchase.
(5)	Approximately $36.4 million of uncertain tax position have been excluded from the contractual obligation table because we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

As part of the acquisition agreement entered into in connection with the Motorola Home acquisition, the seller has agreed to indemnify the Company for any and all losses suffered by the Company as it relates to certain specified retained litigation matters, subject to ARRIS being responsible for 50% of the first $50 million in respect of past infringement and 50% of the first $50 million in respect of certain future royalty payments related to the Specified Retained Litigation Matters, for a total obligation of $50 million.

During the second quarter ended June 30, 2013, the Company reached tentative settlements related to certain of these specified retained litigation matters as follows:

TiVo:

The Company, TiVo and other interested parties reached a tentative settlement agreement to settle all claims associated with certain patent infringement litigation for $196 million, which included a non-exclusive, worldwide, non-transferable and perpetual license to the patents subjected to the litigation. On the date the settlement agreement and release was executed the Company was legally responsible for the entire litigation to TiVo, and as such during the quarter ended June 30, 2013, the Company recorded a contingent liability and an offsetting indemnification asset of $146 million (for which the seller indemnified ARRIS). This is the settlement amount of $196 million less the $50 million for which the Company is responsible pursuant to the acquisition agreement.

Verizon:

The Company, Verizon Sourcing LLC (“Verizon”) and other interested parties, reached a settlement agreement, whereby the Company will pay $85 million to Verizon. Payment will be made in the quarter ended September 30, 2013. During the quarter ended June 30, 2013, the Company has recorded a contingent liability for the amount of the settlement and an offsetting indemnification asset of $85 million (for which the seller has indemnified ARRIS). In consideration for this cash payment, the Company will have no further obligation for any indemnification of any claim arising from this action.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Cash Flow

Below is a table setting forth the key line items of our Consolidated Statements of Cash Flows (in thousands):

	For the Six Months Ended
	June 30,
	2013	2012
Cash provided by operating activities	$344,009	$65,866
Cash used in investing activities	(1,881,074)	(63,199)
Cash provided by (used in) financing activities	2,015,864	(39,147)

Net increase (decrease) in cash	$478,799	$(36,480)

Operating Activities:

Below are the key line items affecting cash provided by operating activities (in thousands):

	For the Six Months Ended
	June 30,
	2013	2012
Net (loss) income	$(64,927)	$20,800
Adjustments to reconcile net income to cash provided by operating activities	88,637	37,505

Net income including adjustments	23,710	58,305
Increase in accounts receivable	(16,514)	(27,743)
Decrease in inventory	92,632	9,996
Increase in accounts payable and accrued liabilities	251,296	5,136
All other – net	(7,115)	20,172

Cash provided by operating activities	$344,009	$65,866

Net income including adjustments, increased $23.7 million during the first six months of 2013 as compared to 2012.

Accounts receivable increased by $16.5 million during the first six months of 2013. These increases were primarily as a result of higher sales associated with acquisition of Motorola Home and payment patterns of our customers.

Inventory decreased by $92.6 million during the first six months of 2013. In the second quarter of 2013, there was a $56 million reduction related to turnaround effect of inventory markup in purchase accounting.

Accounts payable and accrued liabilities increased by $251.3 million. This increase is related to a liability to Google for $150 million for accounts payable that they paid on our behalf post close which we expect to pay in the third quarter 2013. Accounts payable associated with the Motorola Home business increased from the close date of April 17, 2013 to June 30, 2013. We believe the quarter end value represents a normalized level. Included in accrued liabilities area unpaid restructuring and deal related costs. We anticipate paying approximately $50.0 million of the liabilities in the second half of 2013.

All other accounts, net, includes the changes in other receivables, income taxes payable (recoverable), and prepaids. The other receivables represent amounts due from our contract manufacturers for material used in the assembly of our finished goods. The change in our income taxes recoverable account is a result of the timing of the actual estimated tax payments during the year as compared to the actual tax liability for the year. The net change during the first six months of 2013 was approximately $7.1 million.

Investing Activities:

Below are the key line items affecting investing activities (in thousands):

	For the Six Months Ended
	June 30,
	2013	2012
Purchases of property, plant and equipment	$(21,402)	$(9,256)
Sale of property, plant and equipment	90	–
Purchases of investments	(58,021)	(140,353)
Sales of investments	358,021	83,161
Cash paid for acquisition, net of cash acquired	(2,159,762)	–
Sale of product line	–	3,249

Cash provided by (used in) investing activities	$(1,881,074)	$(63,199)

Purchases of Property, Plant and Equipment – This represents capital expenditures which are mainly for test equipment, laboratory equipment, and computing equipment. It also represents expenditures related to the Motorola Home acquisition.

Cash Proceeds from Sale of Property, Plant and Equipment – This represents the cash proceeds we received from the sale of property, plant and equipment.

Purchases and Sales of Investments – These represent purchases and sales of securities

Cash Paid for Acquisition, Net of Cash Acquired – This represent cash investment we have made in our acquisitions.

Cash Proceeds from Sale of Product Line – This represents the cash proceeds we received from the sale of our ECCO product line.

Financing Activities:

Below are the key line items affecting our financing activities (in thousands):

	For the Six Months Ended
	June 30,
	2013	2012
Proceeds from issuance of debt	$1,925,000	$–
Cash paid for debt discount	(9,853)	–
Payment of debt obligations	(15,813)	–
Early redemption of convertible notes	(79)	–
Deferred financing costs paid	(42,207)	–
Repurchase of common stock	–	(41,551)
Excess income tax benefits from stock-based compensation plans	5,770	2,460
Repurchase of shares to satisfy employee tax withholdings	(12,407)	(8,052)
Proceeds from issuance of common stock	165,453	7,996

Cash provided by (used in) financing activities	$2,015,864	$(39,147)

Proceeds From Issuance of Debt – As part of the Motorola Home acquisition, we entered into senior secured credit facilities which comprised of Term Loan A facilities of $1.1 billion with a term of five years and Term Loan B facilities of $0.8 billion with a term of seven years.

Cash Paid for Debt Discount – This represents amounts paid to lenders in the form of upfront fees which have been treated as a reduction in the proceeds received by the Company and are considered a component of the discount on the Term Loans A and B.

Payment of Debt Obligations – This represents the payment of the senior secured credit facilities term loans.

Early Redemption of Convertible Notes – As a result of the holding company reorganization undertaken in connection with the Motorola Home acquisition, holders of the senior notes had the right to require us to repurchase the convertible senior notes for 100% of the principal amount plus accrued and unpaid interest or to convert the convertible senior notes for the consideration. This represents the portion of the convertible senior notes that were tendered pursuant to the repurchase right and surrendered pursuant to the conversion right.

Deferred Financing Costs Paid – This represents the finance fees related to the issuance of the senior secured credit facilities. These costs will be amortized over the life of the term loans and revolving credit facility.

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

Interest Rates

As described above, all indebtedness under our senior secured credit facilities bears interest at variable rates based on LIBOR plus an applicable spread.

Foreign Currency

A significant portion of our products are manufactured or assembled in China, Mexico and Taiwan, and we have research and development centers in China, India, Ireland, Israel, Russia and Sweden. Our sales into international markets have been and are expected in the future to be an important part of our business. These foreign operations are subject to the usual risks inherent in conducting business abroad, including risks with respect to currency exchange rates, economic and political destabilization, restrictive actions and taxation by foreign governments, nationalization, the laws and policies of the United States affecting trade, foreign investment and loans, and foreign tax laws.

We have certain international customers who are billed in their local currency. In addition, we have certain predicable expenditures for international operations in local currency. We use a hedging strategy and enter into forward or currency option contracts based on a percentage of expected foreign currency revenues and expenses. The percentage can vary, based on the predictability of the revenues denominated in the foreign currency.

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

ARRIS executes letters of credit in favor of certain landlords and vendors to guarantee performance on lease and insurance contracts. Additionally, we have cash collateral account agreements with our financial institutions as security against potential losses with respect to our foreign currency hedging activities. The letters of credit and cash collateral accounts are reported as restricted cash. As of June 30, 2013 and December 31, 2012, we had approximately $3.8 million and $4.7 million outstanding, respectively, of cash collateral.

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

ARRIS holds cost method investments in private companies. Due to the fact the investments are in private companies, we are exempt from estimating the fair value on an interim basis. It is not practical to estimate the fair value since the quoted market price is not available. Furthermore, the cost of obtaining an independent valuation appears excessive considering the materiality of the investments to the Company. However, ARRIS is required to estimate the fair value if there has been an identifiable event or change in circumstance that may have a significant adverse effect on the fair value of the investment. Each quarter, we evaluate our investment for any other-than-temporary impairment, by reviewing the current revenues, bookings and long-term plan of the private companies. No indicators of impairment existed during the Company’s evaluations during the second quarter of 2013 and 2012. These investments are recorded at $6.0 million as of both June 30, 2013 and December 31, 2012. See Note 6 of Notes to the Consolidated Financial Statements for disclosures related to the fair value of our investments.

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

Capital Expenditures

Capital expenditures are made at a level designed to support the strategic and operating needs of the business. ARRIS’ capital expenditures were $21.4 million in the first six months of 2013 as compared to $9.3 million in the first six months of 2012. Management expects to invest approximately $70 million in capital expenditures for the fiscal year 2013, which includes the incremental purchases as a result of the recent acquisition of Motorola Home.

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

Our critical accounting policies and estimates are disclosed in our Form 10-K for the year ended December 31, 2012, as filed with the SEC. Our critical accounting estimates have not changed in any material respect during the six months ended June 30, 2013.

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

(b) Changes in Internal Control over Financial Reporting. Our principal executive officer and principal financial officer evaluated the changes in our internal control over financial reporting that occurred during the most recent fiscal quarter. Except as described below, based on that evaluation, our principal executive officer and principal financial officer concluded that there had been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the quarter ended June 30, 2013, we acquired the Motorola Home business and are in the process of integrating the acquired business into our overall internal control over financial reporting process. We expect to exclude the Motorola Home business from the assessment of internal control over financial reporting as of December 31, 2013.

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

Due to the nature of our business, it is subject to patent infringement claims, including current suits against us or one or more of our wholly-owned subsidiaries or one or more of our customers who may seek indemnification from us. We believe that we have meritorious defenses to the allegation made in the pending cases and intend to vigorously defend these lawsuits; however, we are unable currently to determine the ultimate outcome of these or similar matters. In addition, we are a defendant in various litigation matters generally arising out of the normal course of business. Except as described below, ARRIS is not party (nor have indemnification claims been made with respect) to any proceedings that are, or reasonably are expected to be, material to its business, results of operations or financial condition. However, since it is difficult to predict the outcome of legal proceedings, it is possible that the ultimate outcomes could materially and adversely affect our business, financial position, results of operations or cash flows.

British Telecom v. Cox; Comcast v. British Telecom, C.A. Nos. 10-658 (SLR); 11-843 (SLR), U.S. District Court, District of Delaware. On August 5, 2010 British Telecom sued Cox alleging infringement of four British Telecom U.S. patents, nos. 5,142,532, 5,526,350, 6,538,989 and 6,665,264, and subsequently amended the complaint to include four additional U.S. patents, nos. 5,790,643, 5,923,247, 6,205,216 and 6,473,742. Cox has asked ARRIS (and other suppliers, including Motorola) to indemnify them. Comcast also has requested indemnification for similar litigation with British Telecom over the same patents, and has filed a separate suit against British Telecom for infringement of unrelated patents. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify Comcast and/or Cox, pay royalties and/or cease utilizing certain technology. With respect to the liability attributable to Motorola Home in this matter, a subsidiary of Google has agreed to indemnify ARRIS.

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

In July 2009, ARRIS filed a motion for contempt, seeking to enforce the permanent injunction and an award of sanctions for SeaChange’s continued sales of the video-on-demand products and software. In August 2009, in response to ARRIS’ motion for contempt, SeaChange filed a declaratory- judgment suit seeking an order that its video-on-demand products and software do not infringe U.S. patent no. 5,805,804. In June 2010, the District Court stayed SeaChange’s declaratory-judgment suit in favor of proceeding with ARRIS’ motion for contempt. In October 2012, the court denied ARRIS’ motion for a finding of contempt. ARRIS has filed an appeal of the denial of the contempt motion. Oral hearing in the appeal is being held on August 6, 2013.

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

Sprint v. Time Warner Cable and Comcast, C.A. 11-cv-2684, District of Kansas. On December 19, 2011, Sprint filed suit against Time Warner Cable and Comcast alleging infringement of 12 patents alleged to cover various voice over internet protocol technologies. Comcast countersued, to which Sprint responded with allegations of infringement of more patents. The complaint requests unspecified damages for past infringement and an injunction against future infringement. To date, no evidence of damages has been introduced. It is premature to assess the likelihood of a favorable outcome. In the event of an unfavorable outcome ARRIS may be required to indemnify Time Warner Cable and/or Comcast, pay royalties and/or cease utilizing certain technology. With respect to the liability attributable to Motorola Home in this matter, a subsidiary of Google has agreed to indemnify ARRIS.

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

Mobile Enhanced Solutions v. Motorola, C.A. 12-cv-00797, Northern District of Texas. On March 15, 2012, Mobile Enhancement Solutions filed suit against Motorola alleging infringement of four U.S. patents. The complaint requests unspecified damages for past and future infringement. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to pay damages for utilizing certain technology.

Technology Development and Licensing v. Motorola, CA 07-cv-04512. On August 9, 2007, TD&L filed suit against Motorola alleging infringement of U.S. Patent No. RE35952. The complaint requests unspecified damages for past infringement and an injunction against future infringement. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to pay royalties and/or cease utilizing certain technology.

Cirrex Systems v. Verizon et al, C.A. 13-cv-00921; District of Delaware. Cirrex filed suit against Verizon and several equipment vendors including Motorola Solutions, Inc. The amended complaint alleges infringement of three US Patents. The complaint request unspecified damages for past infringement as well an injunction against future infringement. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify Verizon, pay royalties and/or cease utilizing certain technology.

Video Streaming Solutions v. ARRIS et al, C.A. 13-cv-03992, Northern District of Illinois. Acacia subsidiary Video Streaming Solutions filed suit against ARRIS as well as the Motorola Solutions and Motorola Mobility entities alleging infringement of five U.S. Patents. The complaint request unspecified damages for past and future infringement. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to pay damages for utilizing certain technology.

MediaTube et al v. Bell Canada et al, C.A. T-705-13, Canadian Federal Court. On April 23, 2013, MediaTube Corp. filed a claim against Bell Canada entities alleging infringement of a Canadian patent. The complaint requests damages for past and future infringement. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify Bell Canada for utilizing certain technology.

Motorola Mobility v. Microsoft, C.A. 11-cv-01408, Western District of Washington. Motorola filed suit against Microsoft alleging infringement of multiple Motorola patents. Microsoft counterclaimed alleging infringement of several Microsoft patents, including two patents asserted against General Instrument products. It is premature to assess the likelihood of an unfavorable outcome. With respect to the liability attributable to Motorola Home in this matter, a subsidiary of Google has agreed to indemnify ARRIS.

Motorola Mobility v. Apple; Apple v. Motorola Mobility, C.A. 12-cv-20271, Southern District of Florida. Motorola filed suit against Apple alleging infringement of multiple Motorola patents. Apple counterclaimed alleging infringement of several Apple patents, including three patents asserted against General Instrument products. It is premature to assess the likelihood of an unfavorable outcome. With respect to the liability attributable to Motorola Home in this matter, a subsidiary of Google has agreed to indemnify ARRIS.

In the acquisition agreement entered into in connection with the acquisition of the Motorola Home business, a subsidiary of Google agreed to indemnify, defend and hold harmless ARRIS and various related parties with respect to, among other things, any losses suffered by ARRIS as a result of a court order involving, or the settlement of, certain agreed-upon litigation, including the five lawsuits described above that reference this indemnification obligation. There are various limitations upon this obligation, the most significant of which is that ARRIS was responsible for 50% of the first $50.0 million (i.e., $25.0 million) of losses attributable to past infringements as well as 50% of the first $50.0 million (i.e., $25.0 million) of future royalty payments and the costs of devising and implementing redesigns intended to avoid infringement. As a result of the settlement in June of Motorola Mobility’s litigation with TiVo, these particular obligations for contribution by ARRIS have been exhausted and ARRIS has made the payments for which it is responsible.

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

Several of our customers have accumulated significant levels of debt. These high debt levels, coupled with the continued turbulence and uncertainty in the capital markets, may impact their access to capital in the future. Even if the financial health of our customers remains intact, these customers may not purchase new equipment at levels we have seen in the past or expect in the future. While there are signs of improvement from the historical housing market disruptions and foreclosures, as well as the material disruptions in the credit markets that began in 2008, we cannot predict the impact, if any, of continued economic uncertainty or of specific customer financial challenges on our customer’s expansion and maintenance expenditures.

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

The broadband communication systems industry is extremely competitive and dynamic, requiring the companies that compete in the industry to react quickly and capitalize on change. This requires us to retain skilled and experienced personnel as well as to deploy substantial resources toward meeting the ever-changing demands of the industry. We compete with national and international manufacturers, distributors and wholesalers including many companies that are larger than we are. Our major competitors include:

•	Aurora Networks;
•	Casa Systems, Inc.:
•	Cisco Systems, Inc.;
•	Commscope, Inc.;
•	Concurrent Computer Corporation;
•	Emcore Corporation;
•	Ericsson (TandbergTV);
•	Harmonic, Inc.;
•	Hitron Technologies Americas, Inc.;
•	Huawei;
•	Pace Plc;
•	RGB;
•	Samsung Electronics Company, Ltd;
•	SeaChange, Inc.;
•	SMC Networks;
•	Technicolor, Inc.;
•	TVC Communications, Inc.;
•	Ubee Interactive, Inc.;

•	Vecima Networks Inc.; and
•	ZTE

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

The cable television industry has gone through dramatic technological change resulting in MSOs rapidly migrating their business from a one-way television service to a two-way communications network enabling multiple services, such as high-speed Internet access, residential telephony services, business telephony services and Internet access, digital television, video on demand and advertising services. New services that are, or may be offered by MSOs and other service providers, such as home security, power monitoring and control, high definition television, 3-D television, and a host of other new home services are also based on and will be characterized by rapidly evolving technology. The development of increasing transmission speed, density and bandwidth for Internet traffic has also enabled the provision of high quality, feature length video over the Internet. This so called over-the-top IP video service enables content providers such as Netflix, Hulu and CBS and portals like Google to provide video services on-demand, by-passing traditional video service providers. As these service providers enhance their quality and scalability, MSOs are moving to match them and provide even more competitive services over their existing networks, as well as over-the-top IP video for delivery not only to televisions but to computers, tablets, and telephones in order to remain competitive. Our business is dependent on our ability to develop products that enable current and new customers to exploit these rapid technological changes. We believe the growth of over-the-top IP video represents a shift in the traditional video delivery paradigm, and we cannot predict the effect it will have on our business.

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

In April 2013, we completed our acquisition of Motorola Home, whose business was significantly larger than ours prior to the acquisition. For the year ended December 31, 2012, Motorola Home had net sales of approximately $3.3 billion and total assets of approximately $2.5 billion, compared with our net sales of approximately $1.4 billion and total assets of $1.4 billion as of and for the year ended December 31, 2012. In addition, we increased our long-term debt by approximately $1.9 billion in connection with the acquisition. Given the significant increase in the size of our business as a result of the acquisition and the increase in our long-term debt, our historical results are not indicative of our combined operations going forward. In addition, as a result of the acquisition, we expect to reduce our reportable operating segments from three to two, as a result of changes in the way that we expect to manage and review our business going forward. Therefore the presentation of our financial results also will change significantly beginning with our financial results reported for the period ending June 30, 2013.

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

Our two largest customers (including their affiliates, as applicable) are Comcast and Time Warner Cable. For the six months ended June 30, 2013, sales to Comcast accounted for approximately 18.4% of our total revenue and sales to Time Warner Cable accounted for approximately 14.1% of our total revenue. While we expect greater overall customer diversification as a result of the Motorola Home acquisition, we also expect that sales to several customers, including Verizon, will significantly increase. The loss of one of our large customers, or a significant reduction in the products or services provided to any of them would have a material adverse impact on our business. For many of these customers, we also are one of their largest suppliers. As a result, if from time-to-time customers elect to purchase products from our competitors in order to diversify their supplier base and to dual-source key products or to curtail purchasing due to budgetary or market conditions, such decisions could have material consequences to our business. In addition, because of the magnitude of our sales to these customers the terms and timing of our sales are heavily negotiated, and even minor changes can have a significant impact upon our business.

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

As of June 30, 2013, we had approximately $2.1 billion in total indebtedness. In connection with the acquisition of Motorola Home, we incurred approximately $1.9 billion of additional debt. In addition, we obtained a $250 million revolving line of credit to support our working capital needs following the acquisition. Our debt service obligations with respect to this increased indebtedness could have an adverse impact on our earnings and cash flows for as long as the indebtedness is outstanding.

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

Our financial statements reflect substantial goodwill and intangible assets, approximately $807.1 million and $1,372.2 million, respectively, as of June 30, 2013, that was recognized in connection with the acquisitions including the Motorola Home acquisition.

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

We recorded a non-cash goodwill impairment charge of $41.2 million and a non-cash intangible asset impairment charge of $47.4 million relating to our former Media and Communications Systems segment (now included in our Network and Cloud segment) during the fourth quarter of 2011. No goodwill or intangible asset impairments were recorded in 2010 or 2012. As the ongoing expected cash flows and carrying amounts of our remaining goodwill and intangible assets are assessed, changes in the economic conditions, changes to our business strategy, changes in operating performance or other indicators of impairment could cause us to realize additional impairment charges in the future. For additional information, see the discussion under “Critical Accounting Policies” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Competition for qualified personnel is intense, and we may not be successful in attracting and retaining key personnel, which could impact our ability to maintain and grow our operations. Our future success will depend, to a significant extent, on the ability of our management to operate effectively. In the past, competitors and others have attempted to recruit our employees and their attempts may continue. The loss of services of any key personnel, the inability to attract and retain qualified personnel in the future or delays in hiring required personnel, particularly engineers and other technical professionals, could negatively affect our business.

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

A significant portion of our products are manufactured or assembled in China, Mexico and Taiwan. The governments of the foreign countries in which our products are manufactured may pass laws that impair our operations, such as laws that impose exorbitant tax obligations or nationalize these manufacturing facilities.

In addition, we own a manufacturing facilities located in Tijuana, Mexico and Taipei, Taiwan. These operations are exposed to certain risks as a result of its location, including:

•	changes in international trade laws including those affecting our import and export activities;
•	changes in labor laws and regulations affecting our ability to hire and retain employees;
•	fluctuations of foreign currency and exchange controls;
•	potential political instability and changes in government;
•	potential regulatory changes; and
•	general economic conditions

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

Dated: August 8, 2013