Form 10-Q
period 2013-09-30
ARRIS GROUP INC
filed 2013-11-08
CIK 1141107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

For the quarter ended September 30, 2013

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

As of October 31, 2013, 138,305,785 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

ARRIS GROUP, INC.

FORM 10-Q

For the Three and Nine Months Ended September 30, 2013

PART I. CONDENSED FINANCIAL INFORMATION,

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARRIS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data) (unaudited)

	September 30,	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$541,114	$131,703
Short-term investments, at fair value	125,387	398,414

Total cash, cash equivalents and short-term investments	666,501	530,117
Restricted cash	1,817	4,722
Accounts receivable (net of allowances for doubtful accounts of $1,713 in 2013 and $1,630 in 2012)	627,844	188,581
Other receivables	4,076	350
Inventories (net of reserves of $32,974 in 2013 and $9,977 in 2012)	350,919	133,848
Prepaid income taxes	49,447	9,235
Prepaids	18,881	11,682
Current deferred income taxes, net	85,373	24,944
Other current assets	60,171	16,413

Total current assets	1,865,029	919,892
Property, plant and equipment (net of accumulated depreciation of $170,309 in 2013 and $151,836 in 2012)	410,047	54,378
Goodwill	926,826	194,115
Intangible assets (net of accumulated amortization of $361,257 in 2013 and $239,668 in 2012)	1,239,178	94,529
Investments	79,894	86,164
Noncurrent deferred income taxes, net	12,680	47,431
Other assets	52,300	9,385

	$4,585,954	$1,405,894

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$573,673	$45,719
Accrued compensation, benefits and related taxes	101,233	29,773
Accrued warranty	48,619	2,882
Deferred revenue	77,267	44,428
Current portion of long-term debt	293,399	222,124
Current income taxes liability	5,827	853
Other accrued liabilities	147,195	24,942

Total current liabilities	1,247,213	370,721
Long-term debt, net of current portion	1,822,941	-
Accrued pension	61,349	26,883
Noncurrent income tax liability	25,012	24,389
Noncurrent deferred income taxes, net	76,005	351
Other noncurrent liabilities	57,335	23,162

Total liabilities	3,289,855	445,506

Stockholders’ Equity:
Preferred stock, par value $1.00 per share, 5.0 million shares authorized; none issued and outstanding	-	-
Common stock, par value $0.01 per share, 320.0 million shares authorized; 138.3 million and 114.1 million shares issued and outstanding in 2013 and 2012, respectively	1,729	1,488
Capital in excess of par value	1,669,667	1,285,575
Treasury stock at cost, 34.2 million shares in 2013 and 2012	(306,330)	(306,330)
Accumulated deficit	(56,189)	(11,809)
Unrealized gain on marketable securities (net of accumulated tax expense of $52 in 2013 and $125 in 2012)	85	206
Unfunded pension liability (net of accumulated tax effect of $2,272 in 2013 and 2012)	(8,558)	(8,558)
Unrealized loss on derivative instruments (net of accumulated tax effect of $2,450 in 2013)	(4,277)	-
Cumulative translation adjustments	(28)	(184)

Total stockholders’ equity	1,296,099	960,388

	$4,585,954	$1,405,894

See accompanying notes to the condensed consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data and percentages) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$1,067,823	$357,432	$2,421,835	$1,009,660
Cost of sales	750,831	245,480	1,765,240	670,274

Gross margin	316,992	111,952	656,595	339,386

Operating expenses:
Selling, general and administrative expenses	99,557	37,866	227,458	117,544
Research and development expenses	128,579	42,978	296,061	130,006
Restructuring charges	6,057	213	38,323	6,455
Acquisition and other costs	6,221	30	32,803	1,076
Amortization of intangible assets	64,606	7,742	127,751	22,565

Total operating expenses	305,020	88,829	722,396	277,646
Operating income (loss)	11,972	23,123	(65,801)	61,740
Other expense (income):
Interest expense	25,188	4,479	48,431	13,251
Gain on investments	(251)	(878)	(1,544)	(1,482)
Interest income	(832)	(764)	(2,310)	(2,248)
(Gain) loss on foreign currency	(3,752)	(431)	(2,725)	916
Other expense (income), net	1,676	(129)	13,356	(791)

Income (loss) before income taxes	(10,057)	20,846	(121,009)	52,094
Income tax (benefit) expense	(28,016)	2,982	(76,629)	13,430

Net income (loss)	$17,959	$17,864	$(44,380)	$38,664

Net income (loss) per common share:
Basic	$0.13	$0.16	$(0.34)	$0.34

Diluted	$0.13	$0.15	$(0.34)	$0.33

Weighted average common shares:
Basic	138,478	113,709	129,502	114,206

Diluted	140,605	116,346	129,502	116,348

See accompanying notes to the condensed consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$17,959	$17,864	$(44,380)	$38,664
Unrealized gain (loss) on marketable securities, net of tax (benefit) expense of $30 and $(41) for the three months ended September 30, 2013 and 2012, and $(73) and $221 for the nine months ended September 30, 2013 and 2012, respectively	104	(137)	(121)	341
Unrealized loss on derivative instruments, net of tax benefit of $2,450 for the three and nine months ended September 30, 2013	(4,277)	-	(4,277)	-
Cumulative translation adjustment	(331)	-	156	-

Comprehensive income (loss), net of tax	$13,455	$17,727	$(48,622)	$39,005

See accompanying notes to the condensed consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating activities:
Net (loss) income	$(44,380)	$38,664
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	41,824	20,965
Amortization of intangible assets	127,751	22,565
Stock compensation expense	24,653	21,194
Deferred income tax benefit	(54,551)	(10,904)
Amortization of deferred finance fees and debt discount	4,999	479
Provision for doubtful accounts	5	54
Gain on investments	(1,544)	(1,482)
Revenue reduction related to Comcast’s investment in ARRIS	13,182	–
Mark-to-market fair value adjustment related to Comcast’s investment in ARRIS	13,189	–
Loss on disposal of product line	–	337
Loss on disposal of fixed assets	375	40
Non-cash restructuring and related charges	6,761	–
Excess income tax benefits from stock-based compensation plans	(6,417)	(2,614)
Non-cash interest expense	9,926	9,177
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	17,793	(19,515)
Other receivables	1,095	8,187
Inventories	60,345	(25,139)
Income taxes payable and recoverable	(37,720)	1,943
Accounts payable and accrued liabilities	155,265	2,614
Prepaids and other, net	47,498	6,043

Net cash provided by operating activities	380,049	72,608

Investing activities:
Purchases of property, plant and equipment	(53,383)	(14,520)
Sale of property, plant and equipment	90	13
Purchases of investments	(104,547)	(235,348)
Sales of investments	393,234	172,059
Cash paid for acquisition, net of cash acquired	(2,208,114)	–
Sale of product line	–	3,249

Net cash used in investing activities	(1,972,720)	(74,547)

Financing activities:
Repurchase of common stock	–	(51,921)
Excess income tax benefits from stock-based compensation plans	6,417	2,614
Repurchase of shares to satisfy employee tax withholdings	(12,522)	(8,184)
Proceeds from issuance of common stock	166,951	12,208
Proceeds from issuance of debt	1,925,000	–
Payment of debt obligations	(31,625)	–
Cash paid for debt discount	(9,853)	–
Early redemption of convertible notes	(79)	–
Deferred financing costs paid	(42,207)	–

Net cash provided by (used in) by financing activities	2,002,082	(45,283)

Net increase (decrease) in cash and cash equivalents	409,411	(47,222)
Cash and cash equivalents at beginning of period	131,703	235,875

Cash and cash equivalents at end of period	$541,114	$188,653

Supplemental cash flow information:

As part of the acquisition agreement entered into with the Motorola Home acquisition, in the third quarter of 2013 the Company received $85 million in cash for indemnification of certain retained litigation by the seller for which the Company remitted payment of $85 million as settlement. This has been reflected in the cash flows from operating activities.

In addition to the $85 million discussed in the aforementioned paragraph, the Company also settled a retained litigation for $196 million, $50 million of which was paid directly by the Company and the remaining indemnified and paid by Google. Since the Company had the right to receive the cash from Google and the obligation to pay the amount to a third party, we have included the gross amounts in the cash flows from operating activities.

See accompanying notes to the condensed consolidated financial statements

ARRIS GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Organization and Basis of Presentation

ARRIS Group, Inc. (together with its consolidated subsidiaries, except as the context otherwise indicates, “ARRIS” or the “Company”) is a premier video and broadband technology company that transforms how service providers worldwide deliver entertainment and communications without boundaries. Its powerful end-to-end platforms enable service and content providers to improve the way people connect – with each other and with their favorite content. The Company’s vision and expertise continue to drive the industry’s innovations, as they have for more than 60 years. Headquartered north of Atlanta, in Suwanee, Georgia, ARRIS has R&D, sales and support centers throughout the world.

ARRIS operates in two business segments, Network and Cloud (“N&C”) and Customer Premises Equipment (“CPE”). (See Note 16 Segment Information for additional details) ARRIS specializes in integrated broadband network solutions that include products, systems software and systems integration services for multiscreen video delivery, user interfaces, content security, processing and management, video on demand and network operations management. ARRIS is a leading developer, manufacturer and supplier of telephony, data, video, construction, rebuild and maintenance equipment for broadband communications service providers including telephone companies and cable system operators. In addition, ARRIS is a leading supplier of infrastructure products used by cable system operators to build-out and maintain hybrid fiber-coaxial (“HFC”) networks. ARRIS also manufactures video encoding, processing, and storage equipment used by service providers, programmers, and internet video distributors. ARRIS broadband modem products also are sold directly to consumers through retail stores and internet outlets. The Company provides its customers with products and services that enable reliable transmission of video and high speed two-way broadband data and telephony.

On April 17, 2013, the Company completed its acquisition of Motorola Home from General Instrument Holdings, Inc., a subsidiary of Google, Inc. (See Note 3 Business Acquisitions for additional details.)

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

Note 2. Recent Accounting Pronouncements

Adoption of New Accounting Standards - In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. This update requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source (e.g., the release due to cash flow hedges from interest rate contracts) and the income statement line items affected by the reclassification (e.g., interest income or interest expense). If a component is not required to be reclassified to net income in its entirety (e.g., the net periodic pension cost), companies would instead cross reference to the related footnote for additional information (e.g., the pension footnote). This update was adopted by ARRIS beginning in the first quarter of 2013. The adoption of this guidance did not have a material impact on our consolidated financial position and results of operations.

In December 2011, FASB issued guidance that requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. In January 2013, the FASB issued guidance to clarify the scope of the disclosures about offsetting assets and liabilities guidance. The guidance is effective for annual periods beginning on or after January 1, 2013. This update was adopted by ARRIS beginning in the first quarter of 2013. The adoption of this guidance did not have a material impact on our consolidated financial position and results of operations.

Accounting Standards Issued But Not Yet Effective - In July 2013, the FASB issued an accounting standard update which provides that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.

Accounting pronouncements issued but not in effect until after September 30, 2013 are not expected to have a significant impact on our consolidated financial position or results of operations.

Note 3. Business Acquisitions

Acquisition of Motorola Home

On April 17, 2013, ARRIS completed its acquisition of Motorola Home from General Instrument Holdings, Inc. (“Seller”), a subsidiary of Google, Inc. Consideration for the acquisition consisted of approximately $2,208.1 million in cash, inclusive of working capital adjustments, and 10.6 million shares of ARRIS’ common stock (the “Acquisition”).

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

The following table summarizes the fair value of consideration transferred for Motorola Home, net of cash acquired (in thousands):

Cash transferred (1)	$2,208,114
Fair value of Shares issued to Seller (2)	176,410
Total value of consideration	$2,384,524

(1)	At closing the actual cash transferred as part of the transaction was $2,159.8 million, net of cash acquired of $78.0 million. During the quarter ended September 30, 2013, an additional $48.3 million of cash was transferred as part of working capital adjustments. The cash portion of the consideration was funded with cash on hand, borrowings under ARRIS’ senior secured credit facilities (see Note 14 Long-Term Indebtedness for additional details) and through the sale by ARRIS of approximately 10.6 million shares of ARRIS’ common stock to a subsidiary of Comcast Corporation for $150 million in cash.
(2)	The fair value of the 10.6 million shares issued to Seller was determined based on the opening price of the Company’s common stock at the Acquisition date.

The Acquisition has been accounted for using the acquisition method of accounting in accordance with the business combinations guidance, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their acquisition date fair values, with any excess of the consideration transferred over the estimated fair values of the identifiable net assets acquired recorded as goodwill.

The following table summarizes the preliminary estimated fair values of the net assets acquired as of the acquisition date, as well as measurement period and other adjustments made during 2013 to the amounts initially recorded. The measurement period adjustments have been retrospectively adjusted in our financial statements as if those adjustments occurred on the acquisition date. Certain estimated fair values are not yet finalized (see below) and are subject to change, which could be significant. We will finalize the amounts recognized as we obtain the information necessary to complete the analysis, but no later than one year from the acquisition date.

(in thousands)	Amounts Recognized as of Acquisition Date (a)	Adjustments	Amounts Recognized as of Acquisition Date (as adjusted)
Total consideration transferred, net of cash acquired (b)	$2,336,172	$48,352	$2,384,524
Assets acquired and liabilities assumed:
Accounts receivable	462,162	–	462,162
Inventories	279,562	(2,146)	277,416
Deferred income tax assets (c)	370,543	14,558	385,101
Other assets	153,094	(2,073)	151,021
Property, plant & equipment	350,547	790	351,337
Intangible assets (d)	1,343,400	(107,100)	1,236,300
Accounts payable	(349,235)	–	(349,235)
Deferred revenue	(27,797)	–	(27,797)
Other liabilities (e)	(324,852)	(17,745)	(342,597)
Deferred tax liability (c)	(534,479)	42,326	(492,153)

Total net assets acquired	1,722,945	(71,390)	1,651,555

Goodwill (f)	$613,227	$119,742	$732,969

(a)	As previously reported as of June 30, 2013.
(b)	Amount represents adjustment for final working capital.
(c)	The measurement period and other adjustments for deferred tax assets and liabilities primarily reflect the tax impact of the pre-tax measurement period adjustments and adjustments to certain uncertain tax positions following receipt of additional information about facts and circumstances existing as of the acquisition date.
(d)	The measurement period adjustments for identifiable intangible assets primarily consists of adjustments recorded to reflect changes in the estimated fair value of certain acquired intangibles, principally customer relationships, developed technology and patents, and in-process research and development based upon facts and circumstances that existed as of the acquisition date. The Company continued to gather further specific information on the Motorola Home intangible assets, such as the timing and risk of cash flows of the intangible assets, including those assets still in the research and development phase. Some of the more significant assumptions inherent in the development of intangible asset values, from the perspective of a market participant, include: the amount and timing of projected future cash flows (including revenue, cost of sales, research and development costs, sales and marketing expenses); working capital; contributory asset charges; the discount rate selected to measure the risks inherent in the future cash flows; and the assessment of the asset’s life cycle and the competitive trends impacting the asset, as well as other factors. These factors were refined in order to further complete the valuation work that impacted (i) the estimated total fair value assigned to intangible assets, (ii) the estimated assignment of fair value between finite-lived and indefinite-lived intangible assets and/or (iii) the estimated weighted-average useful life of each category of intangible assets.
(e)	The change primarily relates to an increase in warranty accrual due to a change in estimate of the initial accrued warranty recorded at the acquisition date as a result of additional information arising subsequent to the acquisition that existed as of the Acquisition date.
(f)	Goodwill recognized as of the acquisition date (as adjusted) totaled $733 million and is attributable to the workforce of the acquired business, strategic opportunities and synergies that are expected to arise from the acquisition of Motorola Home. The preliminarily determined goodwill has been assigned to the Company’s three reporting units (see Note 4 Goodwill and Intangible Assets for additional details). These amounts are not yet finalized and are subject to change. With the exception of $71.4 million of goodwill that retains its tax basis after the acquisition, the remaining portion of the $733.0 million of goodwill is not expected to be deductible for income tax purposes. The amount of tax deductible goodwill remains subject to adjustment through the measurement period.

The Company recognizes an increase or decrease in the provisional amounts recognized for identifiable asset (liability) by means of a decrease or increase in goodwill. We performed a careful evaluation of the adjustments made to the provisional amounts recognized to determine whether the potential adjustment is the result of information that existed as of the acquisition date or whether the adjustment is the result of events occurring subsequent to the acquisition date. As such, the Company only adjusted the provisional amounts for facts and circumstances that existed at the acquisition date.

As of September 30, 2013, the initial accounting for certain items is incomplete. Specifically, the following items are subject to change:

•	Amounts for intangible assets and property, plant and equipment, pending finalization of valuation efforts and receipt of final valuation report from the third party valuation specialist.

•

Amounts for income tax assets, receivables and liabilities pending the filing of pre-acquisition tax returns, as well as the receipt of information from taxing authorities, which may change certain estimates and assumptions used.

•	The final assignment of goodwill among reporting units.

During the measurement period, the Company will adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date and ARRIS will record those adjustments to the financial statements.

Certain tax attributes will not likely be known until tax returns of acquired entities are filed. It is possible some tax returns may not be filed until after the measurement period. Therefore, there is likelihood that certain deferred tax assets and/or liabilities related to tax attributes may be recorded outside the measurement period.

The $1.2 billion of acquired intangible assets preliminarily was assigned to the following (in thousands):

	Fair value	Estimated Weighted Average Life (years)
Customer relationships	$642,900	8
Developed technology and patents	436,800	6
In process R&D	93,200	indefinite
Backlog	44,600	1
Trademark / trade name	18,800	1

Total	$1,236,300

In connection with the Acquisition, the Seller agreed to indemnify ARRIS for a portion of certain potential liabilities from certain intellectual property infringement litigation claims. As a result, the Company recorded at the date of acquisition a $70 million liability related to one of these litigation claims and an indemnification asset of $70 million related to this liability. The litigation claim subsequently was settled for $85 million, for which ARRIS was fully indemnified. The Company also recorded a $13.9 million liability at the date of acquisition related to an infringement lawsuit included as part of $50.0 million of potential liability retained by ARRIS pursuant to the acquisition agreement. This lawsuit settled subsequent to the date of acquisition. See Note 22 Contingencies for additional details.

The fair value of accounts receivable was $462.2 million, with the gross contractual amount being $470.9 million. The Company expects $8.7 million to be uncollectible.

The Company incurred acquisition related costs of $6.2 million and $32.8 million, during the three and nine months ended September 30, 2013, respectively. These amounts were expensed by the Company as incurred and are included in the Consolidated Statement of Operations in the line item titled “Acquisition and other costs”.

The Motorola Home business contributed revenues of approximately $1,292 million to our consolidated results from the date of acquisition through September 30, 2013.

The following unaudited pro forma summary presents consolidated information of the Company as if the acquisition of Motorola Home occurred on January 1, 2012, the beginning of the comparable prior annual period. The pro forma adjustments primarily relate to the depreciation expense on stepped-up fixed assets, amortization of acquired intangibles, interest expense related to new financing arrangements and the estimated impact on the Company’s income tax provision. The unaudited pro forma combined results of operations are provided for illustrative purposes only and are not indicative of the Company’s actual consolidated results. The Motorola Home business was consolidated by ARRIS for the entire three month period ended September 30, 2013; therefore no pro forma financial information has been presented. In addition, unaudited pro forma net loss for the nine months ended September 30, 2013 was adjusted to exclude $18.4 million of acquisition related costs and $55.4 million of expense related to the fair value adjustment to acquisition-date inventory. Unaudited pro forma net loss for the nine months ended September 30, 2012 was adjusted to include these charges. In addition, unaudited pro forma net loss for the three and nine months ended September 30, 2012 includes $3.2 million and $10.3 million reduction in revenue, respectively, related to the fair value adjustment to deferred revenue. These adjustments exclude the income tax impact.

	Three months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2012	2013	2012

Net sales	$1,158,212	$3,227,656	$3,519,316

Net loss	(34,891)	(100,054)	(130,733)

Net loss per common share
Basic	$(0.26)	$(0.70)	$(0.97)
Diluted	$(0.26)	$(0.70)	$(0.97)

These pro forma results are based on estimates and assumptions that the Company believes are reasonable.

Note 4. Goodwill and Intangible Assets

Goodwill

As of September 30, 2013, the Company has recorded goodwill of $926.8 million. Effective in the second quarter of 2013, the Company changed its operating segments due to a change in its underlying organizational model designed to support the business following the Acquisition (see Note 16 - Segment Information). The Company did not operate under the realigned operating segment structure prior to the second quarter of 2013. This change in segments resulted in a reassignment of goodwill amongst some of the Company’s reporting units. Prior period information has been retrospectively adjusted to reflect this reassignment. For purposes of goodwill and impairment testing, the Company has determined that it has three reporting units based on the organizational structure, the financial information that is provided to and reviewed by segment management and aggregation criteria applicable to component business that are economically similar. For the CPE operating segment, the reporting unit is the same as the operating segment. The Network & Cloud operating segment is comprised of two reporting units, which are Network Infrastructure and Cloud Services.

The following is a summary of the Company’s goodwill (in thousands), reflecting the retrospective reassignment as of December 31, 2012:

CPE	$31,850
Network Infrastructure	162,265
Cloud Services	–

Balance as of December 31, 2012	$194,115

During 2013, the Company recorded additional goodwill of $733.0 million related to the Acquisition. The Company has preliminarily assigned the assets and liabilities acquired to each of its identified reporting units. The Company intends to finalize the assignment of the goodwill from the Acquisition during fiscal year 2013.

The changes in the carrying amount of goodwill for the year to date period ended September 30, 2013 are as follows (in thousands):

	CPE	Network Infrastructure	Cloud Services	Total
Goodwill	$31,850	$419,318	$121,603	$572,771
Accumulated impairment losses	–	(257,053)	(121,603)	(378,656)

Balance as of December 31, 2012:	$31,850	$162,265	$–	$194,115

Goodwill acquired during the year (preliminarily assigned)	646,360	83,917	2,692	732,969
Adjustment to deferred tax asset – C-COR	–	(258)	–	(258)

Goodwill	678,210	502,977	124,295	1,305,482
Accumulated impairment losses	–	(257,053)	(121,603)	(378,656)

Balance as of September 30, 2013:	$678,210	$245,924	$2,692	$926,826

Intangible Assets

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of September 30, 2013 and December 31, 2012 are as follows (in thousands):

	September 30, 2013				December 31, 2012
	Gross Amount	Accumulated Amortization	Net Book Value	Weighted Average Remaining Life (Years)	Gross Amount	Accumulated Amortization	Net Book Value	Weighted Average Remaining Life (Years)
Customer relationships	$892,909	$240,693	$652,216	7.2	$250,009	$190,285	$59,724	4.0
Developed technology & patents	550,126	93,918	456,208	5.2	77,769	42,964	34,805	4.4
Trademarks	20,900	6,204	14,696	1.7	257	257	–	–
Order backlog	44,600	20,442	24,158	0.5	3,000	3,000	–	–
Non-compete agreements	–	–	–	–	3,162	3,162	–	–
In-process R&D	91,900	–	91,900	–	–	–	–	–

Total	$1,600,435	$361,257	$1,239,178		$334,197	$239,668	$94,529

The Company preliminarily recorded approximately $1,236.3 million of identifiable intangible assets in conjunction with the Acquisition.

The Company recognized acquired in-process research and development assets of $93.2 million associated with the Acquisition, which initially is recognized at fair value and classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. Accordingly, during the development period after the acquisition date, this asset was not amortized as a charge to earnings; instead these assets were subject to periodic impairment testing. During the quarter ended September 30, 2013, acquired in-process research and development projects of $1.3 million were successfully completed. The Company determined no impairment existed with regard to the asset. The asset was then considered a finite-lived intangible asset and reclassified as part of developed technology and amortization of the asset commenced.

Amortization expense is reported in the consolidated statements of operations within operating expenses under the caption “Amortization of intangible assets.” The estimated future amortization expense related to intangible assets with a finite life as of September 30, 2013, is as follows (in thousands):

2013 (for the remaining three months)	$64,337
2014	220,365
2015	199,994
2016	169,363
2017	152,588
2018	114,055
Thereafter	226,577

Note 5. Comcast Investment in ARRIS

In connection with the Acquisition, Comcast Corporation (“Comcast”) was given an opportunity to invest in ARRIS. On January 11, 2013, ARRIS entered into a separate agreement accounted for as a contingent equity forward with a subsidiary of Comcast providing for the purchase of approximately 10.6 million shares of the Company’s common stock for $150 million, or $14.11 per share. The transaction with Comcast was contingent upon on the closing of the Acquisition.

As provided for in the definitive agreement for the Acquisition, the shares issued to Comcast reduced, on a share-for-share basis, the number of shares of ARRIS stock issued to Google and simultaneously increased the cash consideration paid to Google by $150.0 million. As a result of the sale of common stock to Comcast, both Comcast and Google each own approximately 7.7% of ARRIS outstanding shares post-closing of the Acquisition. The Comcast transaction was consummated on the same day as the Acquisition. Because the amount of shares issued to Comcast was not fixed when the agreement was executed, but prior thereto, the agreement with Comcast is classified as a liability in accordance with the accounting guidance for derivatives and hedging.

At the time the agreement was executed with Comcast on January 11, 2013, the Company’s stock price was $15.35 per share. However, consistent with earlier negotiations, Comcast agreed to invest in ARRIS at the same price as Google, which was $14.11 per share. The revenue recognition accounting guidance requires that the Company recognize the intrinsic value of the benefit received by Comcast - the entitlement to invest at a price below the market price ($14.11 per share as opposed to the then-market price of $15.35 per share) on the date the agreement with Comcast was executed - as a reduction of revenue. As such, revenue and gross margin were reduced by approximately $13.2 million during the first quarter 2013.

Because the obligation under the agreement was not indexed to the Company’s stock and does not meet the definition of a derivative, the Company elected to subsequently account for the obligation at fair value by electing the fair value option. That is, the Company has marked-to-market the obligation at each reporting period. This resulted in a mark-to-market income adjustment of $13.2 million expense in the first half of 2013. This mark-to-market adjustment is recorded as Other (Income).

Upon settlement of the contract in the second quarter of 2013, the Company recorded the issuance of its common stock to Comcast, which is included in stockholders’ equity on the Consolidated Balance Sheets.

Note 6. Investments

ARRIS’ investments consisted of the following (in thousands):

	As of September 30, 2013	As of December 31, 2012
Current Assets:
Available-for-sale securities	$125,387	$398,414

Noncurrent Assets:
Available-for-sale securities	33,054	59,549
Equity method investments	17,489	–
Cost method investments	6,000	6,000
Other investments	23,351	20,615

	79,894	86,164

Total	$205,281	$484,578

Available-for-sale securities - ARRIS’ investments in debt and marketable equity securities are categorized as available-for-sale and are carried at fair value. The Company currently does not hold any held-to-maturity securities. Realized gains and losses on available-for-sale securities are included in net income. Unrealized gains and losses on available-for-sale securities are included in the Consolidated Balance Sheets as a component of accumulated other comprehensive income (loss). The total gains included in the accumulated other comprehensive income related to available-for-sale securities were $85 thousand and $0.2 million, net of tax, as of September 30, 2013 and December 31, 2012, respectively. Realized and unrealized gains and losses in total and by individual investment as of September 30, 2013 and December 31, 2012 were not material. The amortized cost basis of the Company’s investments approximates fair value.

Equity method investments – In connection with the Acquisition, ARRIS acquired certain investments in joint ventures, limited liability companies, and partnerships that are accounted for using the equity method as the Company has significant influence over operating and financial policies of the investee companies. The carrying amount of equity method investments are increased for the Company’s proportionate share of the investees’ earnings and decreased for the Company’s proportionate share of the investees’ losses or for dividends received from the investees.

Cost method investments - ARRIS holds cost method investments in private companies. These investments are recorded at $6.0 million as of September 30, 2013 and December 31, 2012. Due to the fact the investments are in private companies, ARRIS is exempt from estimating the fair value on an interim and annual basis. It is not practical to estimate the fair value since the quoted market price is not available. Furthermore, the cost of obtaining an independent valuation appears excessive considering the investments are not material to the Company. However, ARRIS is required to estimate the fair value if there has been an identifiable event or change in circumstance that may have a significant adverse effect on the fair value of the investment.

Other investments – At September 30, 2013 and December 31, 2012, ARRIS held $23.4 million and $20.6 million, respectively, in certain life insurance contracts. This investment is classified as non-current investments in the Consolidated Balance Sheet. The Company determined the fair value to be the amount that could be realized under the insurance contract as of each reporting period. The changes in the fair value of these contracts are included in net income.

Other-Than-Temporary Investment Impairments - ARRIS concluded that no other-than-temporary impairment losses existed as of September 30, 2013. In making this determination, ARRIS evaluates its investments for any other-than-temporary impairment on a quarterly basis considering all available evidence, including changes in general market conditions, specific industry and individual entity data, the financial condition and the near-term prospects of the entity issuing the security, and the Company’s ability and intent to hold the investment until recovery. For the year ended December 31, 2012, ARRIS recognized other-than-temporary impairment charges of $1.5 million in the statements of consolidated income.

Classification of securities as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity consideration based on market conditions. If management intends to hold the securities for longer than one year as of the balance sheet date, they are classified as non-current.

Maturity Information - The contractual maturities of the Company’s investments as of September 30, 2013 are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties. The amortized cost basis of the Company’s investments approximates fair value (in thousands):

September 30, 2013
Due in one year or less	$153,298
Due after one year through five years	45,965
Due after five years	6,018

$205,281

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

The following table presents the Company’s investment assets and interest rate swap positions measured at fair value on a recurring basis as of September 30, 2013 (in thousands):

	Level 1	Level 2	Level 3	Total
Current Assets:
Certificates of deposit	$–	$3,759	$–	$3,759
Commercial paper	–	6,981	–	6,981
Corporate bonds	–	85,190	–	85,190
Short-term bond fund	29,457	–	–	29,457

	29,457	95,930	–	125,387
Noncurrent Assets:
Cash surrender value of company owned life insurance	–	23,324	–	23,324
Corporate bonds	–	28,477	–	28,477
Corporate obligations	–	18	–	18
Money markets	226	–	–	226
Mutual funds	204	–	–	204
Other investments	–	4,156	–	4,156

	430	55,975	–	56,405

Total assets	$29,887	$151,905	$–	$181,792

The following table presents the Company’s investment assets measured at fair value on a recurring basis as of December 31, 2012 (in thousands):

	Level 1	Level 2	Level 3	Total
Current Assets:
Certificates of deposit	$–	$5,416	$–	$5,416
Commercial paper	–	18,964	–	18,964
Corporate bonds	–	209,093	–	209,093
Municipal bonds	164,941	–	–	164,941

	164,941	233,473	–	398,414
Noncurrent Assets:
Cash surrender value of company owned life insurance	–	20,615	–	20,615
Corporate bonds	–	53,914	–	53,914
Corporate obligations	–	15	–	15
Money markets	226	–	–	226
Mutual funds	179	–	–	179
Other investments	–	5,215	–	5,215

	405	79,759	–	80,164

Total assets	$165,346	$313,232	$–	$478,578

In addition to the amounts disclosed in the above table, the fair value of the Company’s Israeli severance pay assets, which were almost fully comprised of Level 2 assets, was $4.0 million and $3.8 million as of September 30, 2013 and December 31, 2012, respectively.

All of the Company’s short-term and long-term investments at September 30, 2013 are classified within Level 1 or Level 2 of the fair value hierarchy as they are valued using quoted market prices, market prices for similar securities, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include the Company’s investment in money market funds, mutual funds, government agency bonds and municipal bonds. Such instruments are generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on other observable inputs include the Company’s cash surrender value of company owned life insurance, corporate obligations and bonds, bond funds, commercial paper and certificates of deposit. Such instruments are classified within Level 2 of the fair value hierarchy.

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

In addition to the financial instruments included in the above table, certain nonfinancial assets and liabilities are to be measured at fair value on a nonrecurring basis in accordance with applicable authoritative guidance. This includes items such as nonfinancial assets and liabilities initially measured at fair value in a business combination

(but not measured at fair value in subsequent periods) and nonfinancial long-lived asset groups measured at fair value for an impairment assessment. In general, nonfinancial assets including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. As of September 30, 2013, the Company had not recorded any impairment related to such assets and had no other material nonfinancial assets or liabilities requiring adjustments or write-downs to their current fair value.

The carrying value of debt as of September 30, 2013 approximated the fair value.

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

Accounting Policy for Derivative Instruments – The derivatives and hedging accounting standard provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

As required by derivatives and hedging guidance, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives also may be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

In accordance with the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

ARRIS recognizes all derivative financial instruments as assets or liabilities in the Consolidated Balance Sheets at fair value. In April 2013, ARRIS entered into senior secured credit facilities having variable interest rates with Bank of America, N.A. and various other institutions, which are comprised of (i) a “Term Loan A Facility” of $1.1 billion, (ii) a “Term Loan B Facility” of $825 million and (iii) a “Revolving Credit Facility” of $250 million. In July 2013, ARRIS entered into six $100.0 million interest rate swap arrangements, which effectively converted $600.0 million of the Company’s variable-rate debt based on one-month LIBOR to an aggregate fixed rate of approximately 3.65%. This fixed rate could vary up by 25 basis points or down by 50 basis points based on future changes to the Company’s net leverage ratio. Each of these swaps matures on December 29, 2017. ARRIS has designated these swaps as cash flow hedges, and the objective of these hedges is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.

The Company’s foreign currency derivative financials instruments are not designated as hedges, and accordingly, all changes in the fair value of the instruments are recognized as a loss (gain) on foreign currency in the Consolidated Statements of Operations.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2013, such derivatives were used to hedge the variable cash flows associated with existing lines of credit. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2013, the Company did not have expenses related to hedge ineffectiveness in earnings.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Over the next 12 months, the Company estimates that an additional $7.0 million may be reclassified as an increase to interest expense.

As of September 30, 2013, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swaps	6	$600,000,000

The table below presents the pre-tax impact of the Company’s derivative financial instruments had on the Accumulated Other Comprehensive Income and Statement of Operations for the three and nine months ended September 30, 2013 (in thousands):

	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate derivatives	$(7,979)	Interest expense	$(1,253)	$-

Credit-risk-related Contingent Features

ARRIS has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of September 30, 2013, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $6.9 million. As of September 30, 2013 the Company has not posted any collateral related to these agreements.

Non-designated Hedges

Additionally, the Company does not currently use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

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

	As of September 30, 2013		As of December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts – asset derivatives	Other current assets	$–	Other current assets	$590

Foreign exchange contracts – liability derivatives	Other accrued liabilities	$–	Other accrued liabilities	$513

Derivatives Designated as Hedging Instruments:
Interest rate derivatives – asset derivatives	Other assets	$305	Other assets	$–

Interest rate derivatives – liability derivatives	Other accrued liabilities	$7,032	Other accrued liabilities	$–

The assets and liabilities for the interest rate derivatives were considered as Level 2 under the fair value hierarchy. The assets and liabilities for the foreign exchange contracts were considered as Level 1 under the fair value hierarchy.

The change in the fair values of ARRIS’ derivative financial instruments recorded in the Consolidated Statements of Operations during the three and nine months ended September 30, 2013 and 2012 were as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,

	Statement of Operations Location	2013	2012	2013	2012
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Loss (gain) on foreign currency	$–	$142	$428	$(66)

Derivatives Designated as Hedging Instruments:
Interest rates derivatives	Interest Expense	$1,253	$–	$1,253	$–

Note 9. Pension Benefits

Components of Net Periodic Pension Cost (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012
Service cost	$310	$84	$637	$251
Interest cost	562	521	1,479	1,563
Expected gain on plan assets	(259)	(315)	(730)	(944)
Amortization of net loss	355	210	829	630

Net periodic pension cost	$968	$500	$2,215	$1,500

The Company assumed $32.2 million of pension liability related to a defined benefit plan in Taiwan in connection with the Acquisition. Net period pension cost for the three and nine month periods ended September 30, 2013, includes pension costs of $0.6 million and $1.1 million related to this Taiwan pension plan, respectively.

Employer Contributions

No minimum funding contributions are required in 2013 under the Company’s defined benefit plan. However, the Company made voluntary contributions to the plan of approximately $39 thousand and $145 thousand for the three and nine months ended September 30, 2013. Additionally, the Company made a voluntary contribution to the plan of $0.2 million in April 2013. The Company has established two rabbi trusts to fund the Company’s pension obligations under the non-qualified plan of the Chief Executive Officer and certain executive officers. The balance of these rabbi trust assets as of September 30, 2013 was approximately $18.9 million and is included in Investments on the Consolidated Balance Sheets.

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

The Company initially recorded $65.5 million of warranty obligations as a result of the Acquisition, which included $10.2 million of known product defects. During the third quarter of 2013, the Company recorded an increase of $19.4 million in the warranty accrual due to a change in estimate of the initial accrued warranty recorded at the Acquisition date as a result of additional information that arose subsequent to the Acquisition that existed as of the Acquisition date.

Information regarding the changes in ARRIS’ aggregate product warranty liabilities for the nine months ended September 30, 2013 was as follows (in thousands):

Balance at December 31, 2012	$6,069
Motorola Home warranty reserve at Acquisition	84,888
Accruals related to warranties (including changes in estimates)	10,133
Settlements made (in cash or in kind)	(22,851)

Balance at September 30, 2013	$78,239

Note 11. Restructuring Charges

The following table represents a summary of and changes to the restructuring accrual, which is primarily composed of accrued severance and other employee costs, contractual obligations that related to excess leased facilities and equipment and write off of property, plant and equipment (in thousands):

	Employee severance & termination benefits	Contractual obligations and other	Write-off of property, plant and equipment	Total
Balance at December 31, 2012	$–	$1,163	$–	$1,163
Balance acquired at Acquisition	–	155	–	155
Restructuring charges	31,536	26	6,761	38,323
Cash payments	(23,602)	(464)	–	(24,066)
Non-cash expense	–	–	(6,761)	(6,761)

Balance at September 30, 2013	$7,934	$880	$–	$8,814

Employee severance and termination benefits – In the second quarter of 2013, ARRIS completed its acquisition of Motorola Home. ARRIS initiated restructuring plans as a result of the Acquisition that focuses on the rationalization of personnel, facilities and systems across multiple segments in the ARRIS organization.

The total estimated cost of the restructuring plan was approximately $31.5 million and was recorded as severance expense during 2013. As of September 30, 2013, the total liability remaining for this restructuring plan was approximately $7.9 million. The remaining liability is expected to be paid by the end of Q1 2014.

Contractual obligations - ARRIS has restructuring accruals representing contractual obligations that relate to excess leased facilities and equipment.

In the fourth quarter of 2007, ARRIS acquired remaining restructuring accruals of approximately $0.7 million from C-COR. In the fourth quarter of 2009, an adjustment of $1.5 million was made related to the sublease assumption for 2010-2014 given the real estate market conditions. As of September 30, 2013, the total liability remaining for this restructuring plan was approximately $0.5 million. Payments will be made over their remaining lease terms through 2014, unless terminated earlier. This restructuring plan was related to the Network and Cloud segment.

In the fourth quarter of 2011, the acquisition of BigBand Networks resulted in a restructuring charge of $3.4 million, of which $3.3 million was related to severance and termination benefits and $0.1 million was related to facilities. In 2012, ARRIS recorded an additional restructuring charge of $6.8 million, of which $5.6 million was related to severance and termination benefits and $1.2 million was related to facilities. As of September 30, 2013, the total liability remaining for this restructuring plan was approximately $0.3 million and is related to facilities. This remaining liability will be paid over the remaining lease terms through 2016, unless terminated earlier. This restructuring plan was related to the Network and Cloud segment.

Additionally, in the second quarter of 2013 as part of the Acquisition, ARRIS acquired remaining restructuring accruals of approximately $0.2 million from Motorola Home. As of September 30, 2013, the total liability remaining for this restructuring plan was approximately $0.1 million. These payments will be paid over their remaining lease terms through 2018, unless terminated earlier. This restructuring plan was related to the Customer Premises Equipment segment.

Write-off of property, plant & equipment – As part of the restructuring plan initiated as a result of the Acquisition, during the third quarter of 2013 the Company recorded restructuring charges of $6.8 million related to the write-off of property, plant and equipment associated with rationalization of product lines and enterprise resource planning system integration activities. This restructuring plan was related to the Network and Cloud segment and Corporate.

Note 12.   Inventories

Inventories are stated at the lower of average cost, approximating first-in, first-out, or market. The components of inventory were as follows, net of reserves (in thousands):

	September 30,	December 31,
	2013	2012
Raw material	$55,514	$24,798
Work in process	14,030	2,800
Finished goods	281,375	106,250

Total inventories, net	$350,919	$133,848

Note 13.   Property, Plant and Equipment

Property, plant and equipment, at cost, consisted of the following (in thousands):

	September 30,	December 31,
	2013	2012
Land	$88,742	$2,562
Building and leasehold improvements	127,665	25,995
Machinery and equipment	363,949	177,657

	580,356	206,214
Less: Accumulated depreciation	(170,309)	(151,836)

Total property, plant and equipment, net	$410,047	$54,378

Note 14.   Long-Term Indebtedness

Convertible Senior Notes

In 2006, ARRIS issued $276.0 million of 2% convertible senior notes due 2026 (the “Notes”). The notes may be converted only upon the occurrence of specified events and during specified periods, including (i) from October 15, 2013 to November 15, 2013 and (ii) during any calendar quarter in which the closing price of the Company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect on the last trading day of the last calendar quarter (which, based on the current conversion price, would be $19.31). The conversion rate for the Notes, subject to adjustment, is 62.1504 shares per $1,000 principal amount (which represents an initial conversion price of approximately $16.09 per share of the Company’s common stock). Upon conversion, the holder will receive up to the principal amount in cash and may receive, depending on the price of the Company’s common stock, an additional payment, in cash, the Company’s common stock or a combination thereof, at the option of the Company. Each component of the conversion consideration is based on a formula that includes the conversion rate and the market price of the Company’s common stock during a period following the date of the conversion.

As a result of the holding company reorganization undertaken in connection with the Acquisition, holders of the Notes had the right, (i) to require ARRIS to repurchase the senior notes for 100% of the principal amount of the senior notes, plus accrued and unpaid interest to, but not including the repurchase date or (ii) to convert the senior notes for the consideration described above. In the second quarter of 2013, Notes in the aggregate principal amount of $68 thousand were tendered pursuant to the repurchase right, and $11 thousand were surrendered pursuant to the conversion right. As a result, approximately $232.0 million aggregate principal amount of the Notes were outstanding as of September 30, 2013.

On October 17, 2013, the Company announced that it would redeem the Notes for par value on November 15, 2013. On October 15, 2013 the Company also announced that the Notes are convertible at the option of the holders from October 15, 2013 until 11:59 p.m. E.T. on November 15, 2013 for the consideration specified in the indenture (the “Conversion Option”). The Company also announced October 17, 2013 holders of the Notes have an option to require the Company to purchase the Notes for par value on November 15, 2013 (the “Put Option”). None of the Company, its Board of Directors, or its employees or the Trustee has made or is making any representation or recommendation to any holder of Notes as to whether to exercise or refrain from exercising the Conversion Option, the Put Option or Repurchase Option. Any Notes not surrendered pursuant to the Put Option of the Conversion Option will be redeemed on November 15, 2013.

The Notes are unsecured senior obligations of ARRIS and are effectively subordinated to all liabilities, including trade payables and lease obligations of ARRIS’ subsidiaries. Interest is payable on May 15 and November 15 of each year. There are no significant financial covenants related to the notes. As of September 30, 2013, the carrying amount of the Notes was $232.0 million and was recorded in current liabilities on the Company’s Consolidated Balance Sheets.

ARRIS accounts for the liability and equity components of the Notes separately. The Company is accreting the debt discount related to the equity component to non-cash interest expense over the estimated seven year life of the Notes, which represents the first redemption date of November 15, 2013 when ARRIS Enterprises may redeem the Notes at its election or the Note holders may require their redemption. The equity and liability components related to the Notes were as follows (in thousands):

	September 30,	December 31,
	2013	2012

Carrying amount of the equity component	$48,209	$48,209

Principal amount of the liability component	$231,972	$232,050
Unamortized discount	–	(9,926)

Net carrying amount of the liability component	$231,972	$222,124

The following table presents the contractual interest coupon and the amortization of the discount on the equity component related to the notes during the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Contractual interest recognized	$1,160	$1,160	$3,480	$3,481
Amortization of discount	3,374	3,119	9,926	9,177

The effective annual interest rate on the debt component is 7.93%.

The Company paid approximately $7.8 million of finance fees related to the issuance of the Notes. Of the $7.8 million, approximately $5.3 million was attributed to the debt component and $2.5 million was attributed to the equity component of the convertible debt instrument. The portion related to the debt component is being amortized over seven years. The finance costs from these notes were fully amortized as of September 30, 2013. The remaining balance of unamortized financing costs as of December 31, 2012 was $0.6 million. (See Note 23 Subsequent Events for additional details.)

The Company has not paid cash dividends on its common stock since its inception.

Senior Secured Credit Facilities

In April 2013, ARRIS entered into senior secured credit facilities with Bank of America, N.A. and various other institutions, which are comprised of (i) a “Term Loan A Facility” of $1.1 billion, (ii) a “Term Loan B Facility” of $825 million and (iii) a “Revolving Credit Facility” of $250 million. The Term Loan A Facility and the Revolving Credit Facility have terms of five years. The Term Loan B Facility has a term of seven years. Interest rates on borrowings under the senior credit facilities are set forth in the table below. As of September 30, 2013, ARRIS had no amounts drawn under the Revolving Credit Facility.

	Rate	As of September 30, 2013
Term Loan A	LIBOR + 2.25%	2.43%
Term Loan B	LIBOR(1) + 2.75%	3.50%
Revolving Credit Facility(2)	LIBOR + 2.25%	Not Applicable

(1)	Includes LIBOR floor of 0.75%
(2)	Includes unused commitment fee of 50 basis points not reflected in interest rate above.

Borrowings under the senior secured credit facilities are secured by first priority liens on substantially all of the assets of ARRIS and certain of its present and future subsidiaries who are or become parties to, or guarantors under, the credit agreement governing the senior secured credit facilities (the “Credit Agreement”). The Credit Agreement contains usual and customary limitations on indebtedness, liens, restricted payments, acquisitions and asset sales in the form of affirmative, negative and financial covenants, which are customary for financings of this type, including the maintenance of a minimum consolidated interest coverage ratio of not less than 3.5:1 and a maximum consolidated net leverage ratio of 4.25:1 (which decreases to 3.5:1 throughout the first two years of the Credit Agreement). As of September 30, 2013, ARRIS was in compliance with all covenants under the Credit Agreement.

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

The Credit Agreement also provides that ARRIS should hold Unrestricted Cash in an amount at least equal to the aggregate principal amount outstanding under the Convertible Notes at such time. The Unrestricted Cash balance recorded in the Company’s Consolidated Balance Sheet as of September 30, 2013 was in excess of the principal amount outstanding under the Convertible Notes.

During the three and nine months ended September 30, 2013, the Company made mandatory prepayments related to the senior secured credit facilities of approximately $15.8 million and $31.6 million, respectively. As of September 30, 2013, the balance for the senior secured credit facilities was $1,893.4 million.

Note 15. Supplemental Financial Information

Consolidated Balance Sheets Information

Other current assets consist of the following (in thousands):

	September 30,	December 31,
	2013	2012
Miscellaneous receivables	$1,977	$3,652
Deferred cost of sales	12,687	9,537
Sales and other tax receivables	13,437	1,565
Deferred financing fees	8,012	559
Dividend receivable – equity investment	14,568	–
Landlord funded tenant improvements	1,450	–
Other	8,040	1,100

Total	$60,171	$16,413

Other non-current assets consist of the following (in thousands):

	September 30,	December 31,
	2013	2012
Deferred financing fees	$30,749	$400
Trade receivables	9,025	–
Deposits	2,854	1,204
Long-term severance funds	3,512	3,739
Other	6,160	4,042

Total	$52,300	$9,385

Other accrued current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2013	2012
Accrued restructuring	$8,513	$527
Accrued volume rebates	31,670	3,434
Accrued royalties	3,805	1,253
Accrued sales, property and other taxes	15,706	1,534
Accrued interest and interest rate swap liability	11,370	581
Google (net cash payments made on our behalf)	16,253	–
Supplier liabilities	12,847	–
Accrued software licenses liabilities	5,881	–
Accrued acquisition costs	1,423	4,361
Accrued legal and professional fees	5,052	4,277
Accrued freight	1,782	1,778
Other liabilities	32,893	7,197

Total	$147,195	$24,942

Other noncurrent liabilities consist of the following (in thousands):

	September 30,	December 31,
	2013	2012
Long-term deferred revenue	$4,908	$4,288
Long-term warranty	29,619	3,187
Long-term severance liability	3,870	4,119
Deferred compensation liabilities	7,049	6,668
Long-term accrued rent	1,476	1,413
Long-term tenant improvement obligations	1,086	1,140
Other	9,327	2,347

Total	$57,335	$23,162

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

Prior to the second quarter of 2013, the CODM managed the operating results of the Company as three segments, including Broadband Communications Systems (“BCS”), Access, Transport and Supplies (“ATS”) and Media & Communications Systems (“MCS”). In connection with the Acquisition, the Company changed its operating segments to align with how the CODM expected to evaluate financial information used to allocate resources and assess performance of the Company. As a result, the segment information presented in these financial statements has been conformed to present segments on this revised basis for all prior periods. Under the new organizational structure, the CODM manages the Company under two segments:

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

The table below represents information about the Company’s reporting segments for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Reportable Segments
	Network & Cloud		CPE		Other		Consolidated
For the three months ended September 30,	2013	2012	2013	2012	2013	2012	2013	2012

Sales	$320,484	$174,858	$748,895	$182,574	$(1,556)	–	$1,067,823	$357,432
Direct Contribution	59,566	44,857	150,383	25,017	(121,093)	(38,766)	88,856	31,108

Restructuring charges					6,057	213	6,057	213
Acquisition & other costs					6,221	30	6,221	30
Amortization of intangible assets					64,606	7,742	64,606	7,742

Operating income							11,972	23,123
Other expense							22,029	2,277

Income (loss) before income taxes							$(10,057)	$20,846

	Reportable Segments
For the nine months ended	Network & Cloud		CPE		Other		Consolidated
September 30,	2013	2012	2013	2012	2013	2012	2013	2012

Sales	$837,731	$560,056	$1,601,259	$449,604	$(17,155)	–	$2,421,835	$1,009,660
Direct Contribution	183,220	167,638	295,018	45,369	(345,162)	(121,171)	133,076	91,836

Restructuring charges					38,323	6,455	38,323	6,455
Acquisition & other costs					32,803	1,076	32,803	1,076
Amortization of intangible assets					127,751	22,565	127,751	22,565

Operating income (loss)							(65,801)	61,740
Other expense							55,208	9,646

Income (loss) before income taxes							$(121,009)	$52,094

Note 17. Sales Information

The Company’s three largest customers (including their affiliates, as applicable) are Comcast, Time Warner Cable and Verizon. Over the past year, certain customers’ beneficial ownership may have changed as a result of mergers and acquisitions. Therefore the revenue for ARRIS’ customers for prior periods has been adjusted to include their affiliates under common control. A summary of sales to these customers for the three and nine months ended September 30, 2013 and 2012 are set forth below (in thousands): The significant changes in the percentages of the total sales primarily result from the greater customer diversification as a result of the Acquisition.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Comcast and affiliates	$204,039	$117,557	$452,285	$295,207
% of sales	19.1%	32.9%	18.7%	29.2%

Time Warner Cable and affiliates	$85,569	$68,966	$276,841	$191,388
% of sales	8.0%	19.3%	11.4%	19.0%

Verizon and affiliates	$118,220	–	$208,612	–
% of sales	11.1%	–	8.6%	–

ARRIS sells its products primarily in the United States. The Company’s international revenue is generated from Asia Pacific, Canada, Europe, and Latin America. For the three months ended September 30, 2013 and 2012, sales to international customers were approximately 31.5% and 22.0%, respectively, of total sales. For the nine months ended September 30, 2013 and 2012, sales to international customers were 32.7% and 24.3%, respectively, of total sales.

International sales by region for the three and nine months ended September 30, 2013 and 2012 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Americas, excluding U.S. (1)	$217,843	$44,418	$501,052	$148,245
Asia Pacific	48,869	21,194	108,102	45,942
EMEA	69,673	13,106	181,598	51,481

Total international sales	$336,385	$78,718	$790,752	$245,668

(1)	Excludes U.S. sales of $731.4 million and $1,631.0 million for the three and nine months ended September 30, 2013, respectively. Excludes U.S. sales of $278.7 million and $764.0 million for the three and nine months ended September 30, 2012, respectively.

Note 18. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the periods indicated (in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic:
Net (loss) income	$17,959	$17,864	$(44,380)	$38,664

Weighted average shares outstanding	138,478	113,709	129,502	114,206

Basic (loss) earnings per share	$0.13	$0.16	$(0.34)	$0.34

Diluted:
Net (loss) income	$17,959	$17,864	$(44,380)	$38,664

Weighted average shares outstanding	138,478	113,709	129,502	114,206
Net effect of dilutive equity awards	2,127	2,637	–	2,142

Total	140,605	116,346	129,502	116,348

Diluted (loss) earnings per share	$0.13	$0.15	$(0.34)	$0.33

As discussed in Note 14 Long-Term Indebtedness, in November 2006, the Company issued $276.0 million of convertible senior notes. Upon conversion, ARRIS is required to satisfy the primary component of the conversion consideration in cash, rather than common stock. The secondary component of the conversion consideration, which is only paid if the trading price of the Company’s common stock is above the conversion price specified in the indenture, is comprised of cash, shares of the Company’s common stock or a combination of both, at the Company’s election. Thus, the potential earnings dilution only relates to the secondary component. The average share price during the three and nine months ended September 30, 2013 and 2012 was less than the conversion price, and consequently, did not result in dilution. However, basic shares were used for the nine months ended September 30, 2013 as a net loss was reported for the quarter and the inclusion of dilutive shares would be antidilutive.

For the three and nine months ended September 30, 2013, approximately 2.8 million and 1.4 million of the equity-based awards, respectively, were excluded from the computation of diluted earnings per share shares because their effect would have been anti-dilutive. For the three months ended September 30, 2012, all outstanding equity-based awards were dilutive. For the nine months ended September 30, 2012, approximately 2.2 million of the equity-based awards were excluded from the dilutive securities above. These exclusions are made if the exercise price of these equity-based awards is in excess of the average market price of the common stock for the period, or if the Company has net losses, both of which have an anti-dilutive effect.

During the nine months ended September 30, 2013, the Company issued 2.8 million shares of its common stock related to stock option exercises and the vesting of restricted shares, as compared to 1.7 million shares for the twelve months ended December 31, 2012.

In connection with the Acquisition, the Seller was issued approximately 10.6 million shares of ARRIS’ common stock as part of the purchase consideration. The fair value of the 10.6 million shares issued, $150 million, was determined based on the 20 trading day trailing average closing price of the Company’s common stock at signing of the definitive agreement. Furthermore, Comcast was given an opportunity to invest in ARRIS, and on January 11, 2013, the Company entered into a separate agreement accounted for as a contingent equity forward with a subsidiary of Comcast providing for the purchase by it from the Company of approximately 10.6 million shares of common stock for $150 million. As a result of the sale of common stock to Comcast, both Comcast and Google each own approximately 7.7% of the outstanding ARRIS shares post-closing based on ARRIS’ current capitalization. The Comcast transaction was consummated on the same day as the Acquisition. (See Note 3 Business Acquisitions and Note 5 Comcast Investment in ARRIS for additional details)

Note 19. Income Taxes

For the nine month periods ended September 30, 2013 and 2012, the Company recorded income tax expense (benefit) of $(76.6) million and $13.4 million, respectively. Below is a summary of the components of the tax expense (benefit) for the three and nine month periods ended September 30, 2013 and 2012 (in thousands, except for percentages):

	Three Months Ended September 30,
	2013			2012

	(Loss) Income Before Tax	Income Tax Expense (Benefit)	Effective Tax Rate	Income Before Tax	Income Tax Expense (Benefit)	Effective Tax Rate
Non-discrete items	$9,481	$(14,547)	(120.5)%	$20,846	$7,165	34.4%
Discrete events Acquisition-related costs	(12,277)	(3,818)		—	—
Return to provision adjustments	—	(2,052)		—	(841)
Loss from certain foreign entities acquired	(7,261)	—		—	—
Valuation allowances, uncertain tax position	—	(7,599)		—	(3,342)

Total	$(10,057)	$(28,016)	375.1%	$20,846	$2,982	14.3%

	Nine Months Ended September 30,
	2013			2012
	(Loss) Income Before Tax	Income Tax Expense (Benefit)	Effective Tax Rate	Income Before Tax	Income Tax Expense (Benefit)	Effective Tax Rate

Non-discrete items	$(11,957)	$(38,735)	324.0%	$52,094	$17,613	33.8%
Discrete events Acquisition-related costs	(71,126)	(23,568)		—	—
Return to provision adjustments (including R&D credits)	—	(8,552)		—	—
Comcast’s investment in ARRIS	(26,371)	—		—	(841)
Loss from certain foreign entities acquired	(11,555)	—		—	—
Valuation allowances, uncertain tax position	—	(5,774)		—	(3,342)

Total	$(121,009)	$(76,629)	63.3%	$52,094	$13,430	25.8%

•

The reduction in the income tax expense (benefit) for the three and nine month periods ended September 30, 2013, compared to the three and nine months ended September 30, 2012, was due to the change in earnings from continuing operations, as a result of the Acquisition that occurred on April 17, 2013 and its related significant, infrequent and unusual book charges. In addition, there were significant and unusual tax charges relating to 2012 return to provision changes and releases of uncertain tax positions, due to expirations of periods during which certain returns could be audited by the applicable taxing authorities.

•

For the nine month periods ended September 30, 2013 and 2012, our estimated effective tax rates were 63.3% and 25.8%, respectively. The rate of 63.3% is based on the Company’s pre-tax book loss of approximately $(121.0) million and a tax benefit of approximately $(76.6) million, for the nine month period ended September 30, 2013. The change in the estimated effective tax rate for the nine month periods ended September 30, 2013, compared to the nine months ended September 30, 2012, was due to a benefit from the research and development tax credit legislation reenacted retroactively to January 2012, which is included in the return to provision adjustments. Further benefits arose from the release of uncertain tax liabilities, as well as significant, unusual and infrequent book charges related to the Acquisition.

•

For the nine month period ended September 30, 2013, the Company recorded a benefit of approximately $(5.9) million related to 2012 research and development tax credits. The U.S. research and development credit was reenacted in January 2013 retroactive to the beginning of 2012. The full year 2012 impact of the research and development tax credits was recognized in the three month period ended March 31, 2013. That amount was trued-up with a provision to return adjustment of approximately $(1) million. For the nine month period ended September 30, 2012, the Company did not record any benefits attributed to research and development tax credits, as the tax credit was not reenacted until January 2013.

•

For the nine month period ended September 30, 2013, the Company recorded additional benefits of $(2.7) million and $(5.8) million from return to provision adjustments and releases of uncertain tax liabilities due to expiration of periods during which certain returns could be audited by applicable taxing authorities, respectively.

•

For the nine month period ended September 30, 2013, the Company recorded significant book expenses of an infrequent and unusual nature of approximately $(71.1) million relating to the Acquisition, generating a tax benefit of $(23.6) million. These unusual expenses include the restructuring charges that were identified and arose from the synergy and integration plans of the Company. Additionally, for the nine month period ended September 30, 2013, the Company recorded a pre-tax book loss of approximately $(26.4) million on the investment in the Company by Comcast and a pre-tax book loss of approximately $(11.6) million on certain foreign entities from Acquisition, on which no tax benefit was recorded.

•

For the nine month period ended September 30, 2012, the Company recorded a benefit of $(4.2) million from the release of liabilities related to uncertain tax positions and return to provision adjustments.

The earnings from the Company’s non-U.S. subsidiaries are considered to be permanently invested outside of the United States. Accordingly, no provision for U.S. federal and state income taxes on those non-U.S. earnings has been made in the accompanying consolidated financial statements. Any future distribution of these non-U.S. earnings may subject the Company to both U.S. federal and state income taxes, after reduction for foreign taxes credited.

Note 20. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of taxes, for the nine months ended September 30, 2013 (in thousands):

	Unrealized gain on marketable securities	Unrealized loss on derivative instruments	Unfunded pension liability	Cumulative translation adjustments	Total
Balance as of December 31, 2012	$206	$-	$(8,558)	$(184)	$(8,536)
Other comprehensive (loss) income before reclassifications	(205)	(5,530)	-	156	(5,579)
Amounts reclassified from accumulated other comprehensive income (loss)	84	1,253	-	-	1,337

Net current-period other comprehensive income (loss)	(121)	(4,277)	-	156	(4,242)

Balance as of September 30, 2013	$85	$(4,277)	$(8,558)	$(28)	$(12,778)

Note 21. Commitments

ARRIS leases office, distribution, and warehouse facilities as well as equipment under long-term leases expiring at various dates through 2023. Included in these operating leases are certain amounts related to restructuring activities; these lease payments and related sublease income are included in restructuring accruals on the consolidated balance sheets. Future minimum operating lease payments under non-cancelable leases at September 30, 2013 were as follows (in thousands):

Operating Leases
2013 (remaining three months)	$6,229
2014	20,934
2015	16,365
2016	12,894
2017	8,903
2018	5,513
Thereafter	4,542
Less sublease income	(6,801)

Total minimum lease payments	$68,579

Total rental expense for all operating leases amounted to approximately $15.4 million and $12.4 million for the nine months ended September 30, 2013 and twelve months ended December 31, 2012, respectively.

As of September 30, 2013, the Company had approximately $1.8 million of restricted cash. The restricted cash balances are held as cash collateral security for certain letters of credit and bank guarantees. Additionally, the Company had contractual obligations of approximately $585.6 million under agreements with non-cancelable terms to purchase goods or services over the next year. All contractual obligations outstanding at the end of prior years were satisfied within a 12 month period, and the obligations outstanding as of September 30, 2013 are expected to be satisfied in 2014.

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

Due to the nature of the Company’s business, it is subject to patent infringement claims, including current suits against it or one or more of its wholly-owned subsidiaries, or one or more of our customers who may seek indemnification from us, alleging infringement by various Company products and services. The Company believes that it has meritorious defenses to the allegation made in its pending cases and intends to vigorously defend these lawsuits; however, it is currently unable to determine the ultimate outcome of these or similar matters. Accordingly, with respect to these proceedings, we are currently unable to reasonably estimate the possible loss or range of possible losses. In addition, the Company is a defendant in various litigation matters generally arising out of the normal course of business.

As part of the Acquisition, a subsidiary of Google Inc., has agreed to indemnify the Company for any losses suffered by the Company related to certain specified retained litigation matters, subject to the Company being responsible for 50% of the first $50 million in respect of past infringement and 50% of the first $50 million in respect of certain future royalty payments related to the specified retained litigation matters, for a total obligation of $50 million.

During the third quarter ended September 30, 2013, the Company settled certain of these specified retained litigation matters as follows:

TiVo:

The Company, Google, Inc. and TiVo settled all claims associated with certain patent infringement litigation for $196 million, which included non-exclusive, worldwide, non-transferable and perpetual license to the patents subject to the litigation. On the date the Settlement Agreement and Release was executed, the Company was legally responsible to TiVo for the liability arising from the litigation, if any. Payment was made in the quarter ended September 30, 2013. Google indemnified the Company for the amount of the payment except for $50 million for which the Company is responsible as described above.

Verizon:

The Company, Google, Inc. and Verizon Sourcing LLC reached a settlement agreement, whereby the Company paid $85 million to Verizon to settle patent infringement litigation in the quarter ended September 30, 2013. In consideration for this cash payment, the Company will have no further obligation for any indemnification of any claim arising from the Verizon claim. Google indemnified the Company for the full amount of the Company’s payment.

Note 23. Subsequent Events

On October 17, 2013, the Company announced that it would redeem the Notes (See Note 14. Long-Term Indebtedness for additional details) for par value on November 15, 2013. On October 15, 2013 the Company also announced that the Notes are convertible at the option of the holders from October 15, 2013 until 11:59 p.m. E.T. on November 15, 2013 for the consideration specified in the indenture (the “Conversion Option”). The Company also announced October 17, 2013 holders of the Notes have an option to require the Company to purchase the Notes for par value on November 15, 2013 (the “Put Option”). None of the Company, its Board of Directors, or its employees or the Trustee has made or is making any representation or recommendation to any holder of Notes as to whether to exercise or refrain from exercising the Conversion Option, the Put Option or Repurchase Option. Any Notes not surrendered pursuant to the Put Option of the Conversion Option will be redeemed on November 15, 2013.

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

Acquisition of Motorola Home

On April 17, 2013 we acquired the Motorola Home business from General Instrument Holdings, Inc., a subsidiary of Google, Inc. for $2.4 billion in cash and equity, subject to certain adjustments as provided for in the acquisition agreement (the “Acquisition”). We believe the Acquisition enhances our ability to provide next-generation consumer video products and services, supporting a more comprehensive product offering while also accelerating our ability to deliver a comprehensive set of industry-leading new products to a wide spectrum of customers. We more than doubled in size as a result of the Acquisition, which had significant effects on virtually every aspect of our business and operations and which make comparisons in this discussion to our historical results difficult. These impacts include:

•

Significant Increase in Scale and Geographic Footprint. Our sales increased from $353.7 million for the first quarter 2013 to $1,067.8 million for the third quarter of 2013, compared to $302.9 million and $357.4 million, respectively for the same periods in 2012. We almost tripled our number of employees from approximately 2,200 employees to approximately 6,500 employees. In addition, we now have a direct presence in over 25 countries and channel presence in over 85 countries compared to 21 and 30, respectively, prior to the Acquisition.

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

•

Additional Product Offerings. Our portfolio of products expanded as a result of the Acquisition to include products for passive optical networks, optical Ethernet components, multiscreen software solutions and DSL modems and gateways. In addition, our traditional product lines, such as set-top boxes and gateways, routers, DOCSIS cable modems, encoders and transcoders, have expanded, in many cases, increasing our relevance with our customers.

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

•

Debt. As described below under “Financial Liquidity and Capital Resources,” we entered into senior secured credit facilities to fund a portion of the acquisition costs and to support our on-going working capital needs. As a result, the face value our debt increased from $232.1 million at March 31, 2013 to $2,125.3 million at September 30, 2013. We are subject to a number of financial covenants under the senior secured credit facilities that could impact our operational flexibility.

In addition, as described below, we have reduced our reportable operating segments from three to two. Readers should consider the size and transformative nature of the Acquisition when reviewing this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Key Highlights

Set forth below are some key highlights that we achieved in the three and nine months ended September 30, 2013:

Financial Highlights

•

Sales in the third quarter and nine months ended September 30, 2013 were $1,067.8 million and $2,421.8 million, respectively, as compared to $357.5 million and $1,009.7 million in the same periods in 2012. The increase is primarily attributed to the inclusion of sales from the acquired Motorola Home business.

•

Gross margin percentage was 29.7% in the third quarter of 2013, which compares to 31.3% in the third quarter of 2012. The year over year decline reflects the inclusion of the Motorola Home products, which in the aggregate have lower overall margins than the historic ARRIS products.

•

Total operating expenses (excluding amortization of intangible assets, restructuring charges and acquisition and other costs) in the third quarter of 2013 were $228.1 million, as compared to $80.9 million in the same period last year. The increase is the result of the inclusion of expenses associated with the Acquisition.

•	We incurred $6.1 million of restructuring charges and $6.2 million of acquisition and integration related costs in the third quarter 2013 related to the Acquisition.
•	Intangible amortization increased from $7.7 million in the third quarter 2012 to $64.6 million in the third quarter 2013 as a result of the Acquisition.
•

We ended the third quarter of 2013 with $695.0 million of cash, cash equivalents, short-term and long-term marketable security investments. The Company generated $380.0 million of cash from operating activities through the first nine months of 2013, which compares to $72.6 million generated during the same period in 2012. The portion of earnings that are cash-based were approximately $135.8 million during the same period. Changes in working capital, primarily accounts payable, accrued liabilities and inventory, accounted for $244.3 million of the change in cash from operating activities through the first nine months of 2013.

•

We ended the third quarter 2013 with outstanding debt of $2,116.3 million, the current portion of which is $293.4 million. We anticipate retiring the short-term debt with cash resources. We issued $1,925 million of new debt in the second quarter 2013 in conjunction with our acquisition of Motorola Home.

Product Line Highlights

•	Customer Premises Equipment

o	Set-top Solutions
¡	Continue to experience strong customer interest around new in-home architectures and technologies for delivering the latest in video and broadband-based services.
¡	Achieved product acceptance and began deployment of a new set top box platform for Charter Communications.
¡	Commenced XG1 video gateway field trials with Comcast as part of the ongoing ARRIS product qualification activity.
¡	Announced a new portfolio of devices, including wireless set-tops, at the IBC2013 (International Broadcasting Convention) trade show.
¡	Selected by Telenor Sweden to provide IPTV set top box solutions.
o	Broadband Devices
¡

DOCSIS device shipments remained solid in the third quarter as consumer demand for broadband services continued. Approximately 89 percent of the third quarter 2013 DOCSIS devices shipments were DOCSIS 3.0 capable units and 60 percent of the shipments included WiFi enabled product.

¡	Introduced a next generation wireless data gateway into the retail channel that included support for IEEE 802.11AC.

•	Network and Cloud
o	CMTS
¡	Continued deployment of E6000 Converged Edge Router, approaching 1 million in service subscribers connected to the platform.
¡

Continued deployment of both C4 and BSR CMTS platforms as operators continue to cost effectively extend their current installed base, although operator capital expenditure, are shifting to new E6000 Converged Cable Access Platform.

o	Access and Transport
¡	Momentum building around deep fiber and all-digital optics network architectures.

o	Video Infrastructure
¡	Strong shipments of Video Processing products such as the Cherry Picker Application Platform CAP-1000 as operators continue to invest in improving the reliability and flexibility of their video distribution network.
¡	Several new APEX3000 EdgeQAM customer wins.
¡	Announced new High Efficiency Video Codec (HEVC) encoder platform.
¡	Continuing field trial of Network DVR storage and control plane with Tier 1 cable operator.
¡	Continued shipments of MPEG4 encoder/Transcoder products to programmer and IPTV operators

o	Cloud
¡	Good growth in both Dream Gallery and Moxi subscriber base
¡	Announced partnership with Echostar and their Sling product team to integrate their place-shifting technology with the ARRIS Mobile TV products

Non-GAAP Measures

As part of our ongoing review of financial information related to our business, we regularly use non-GAAP measures, in particular non-GAAP net income per share, as we believe they provide a meaningful insight into our business and trends. We also believe that these non-GAAP measures provide readers of our financial statements with useful information and insight with respect to the results of our business. However, the presentation of non-GAAP information is not intended to be considered in isolation or as a substitute for results prepared in accordance with GAAP. Below are tables for the three and nine months ended September 30, 2013 and 2012 which detail and reconcile GAAP and non-GAAP net income per share:

(in thousands, except per share data)	For the Three Months Ended September 30, 2013

	Sales	Gross Margin	Operating Expense	Operating Income	Other (Income) Expense	Income Tax Expense (Benefit)	Net Income (Loss)

Amounts in accordance with GAAP	$1,067,823	$316,992	$305,020	$11,972	$22,029	$(28,016)	$17,959
Acquisition accounting impacts related to deferred revenue	1,556	1,006	-	1,006	-	-	1,006
Stock compensation expense	-	1,248	(9,481)	10,729	-	-	10,729
Amortization of intangible assets	-	-	(64,606)	64,606	-	-	64,606
Acquisition costs, restructuring, and integration costs	-	-	(12,278)	12,278	-	-	12,278
Non-cash interest expense	-	-	-	-	(3,374)	-	3,374
Net tax items	-	-	-	-	-	54,998	(54,998)

Non-GAAP amounts	$1,069,379	$319,246	$218,655	$100,591	$18,655	$26,982	$54,954

GAAP net income per share - diluted							$0.13

Non-GAAP net income per share - diluted							$0.39

Weighted average common shares - basic							138,478

Weighted average common shares - diluted							140,605

(in thousands, except per share data)	For the Nine Months Ended September 30, 2013

	Sales	Gross Margin	Operating Expense	Operating Income	Other (Income) Expense	Income Tax Expense (Benefit)	Net Income (Loss)

Amounts in accordance with GAAP	$2,421,835	$656,595	$722,396	$(65,801)	$55,208	$(76,629)	$(44,380)
Reduction in revenue related to Comcast’s investment in ARRIS	13,182	13,182	-	13,182	-	-	13,182
Acquisition accounting impacts related to fair value of inventory	-	57,600	-	57,600	-	-	57,600
Acquisition accounting impacts related to deferred revenue	3,973	2,478	-	2,478	-	-	2,478
Product Rationalization	-	13,582	-	13,582	-	-	13,582
Stock compensation expense	-	2,945	(21,708)	24,653	-	-	24,653
Amortization of intangible assets	-	-	(127,751)	127,751	-	-	127,751
Acquisition costs, restructuring, and integration costs	-	-	(71,127)	71,127	-	-	71,127
Credit facility - ticking fees	-	-		-	(865)	-	865
Mark-to-market FV adjustment related to Comcast’s investment in ARRIS	-	-	-	-	(13,189)	-	13,189
Non-cash interest expense	-	-		-	(9,926)	-	9,926
Net tax items	-	-	-	-	-	143,034	(143,034)

Non-GAAP amounts	$2,438,990	$746,382	$501,810	$244,572	$31,228	$66,405	$146,939

GAAP net loss per share - diluted							$(0.34)

Non-GAAP net income per share - diluted							$1.11

Weighted average common shares - basic							129,502

Weighted average common shares - diluted							132,169

(1)	Basic shares used as losses were reported for those periods and the inclusion of dilutive shares would be anti-dilutive

(in thousands, except per share data)	For the Three Months Ended September 30, 2012

	Sales	Gross Margin	Operating Expense	Operating Income	Other (Income) Expense	Income Tax Expense (Benefit)	Net Income (Loss)

Amounts in accordance with GAAP	$357,432	$111,952	$88,829	$23,123	$2,277	$2,982	$17,864
Acquisition accounting impacts of deferred revenue	546	546	-	546	-	-	546
Stock compensation expense	-	808	(5,870)	6,678	-	-	6,678
Amortization of intangible assets	-	-	(7,742)	7,742	-	-	7,742
Acquisition costs	-	-	(30)	30	-	-	30
Restructuring	-	-	(213)	213	-	-	213
Non-cash interest expense	-	-		-	(3,120)	-	3,120
Net tax items	-	-	-	-	-	10,545	(10,545)

Non-GAAP amounts	$357,978	$113,306	$74,974	$38,332	$(843)	$13,527	$25,648

GAAP net income per share - diluted							$0.15

Non-GAAP net income per share - diluted							$0.22

Weighted average common shares - basic							113,709

Weighted average common shares - diluted							116,346

(in thousands, except per share data)	For the Nine Months Ended September 30, 2012

	Sales	Gross Margin	Operating Expense	Operating Income	Other (Income) Expense	Income Tax Expense (Benefit)	Net Income (Loss)

Amounts in accordance with GAAP	$1,009,660	$339,386	$277,646	$61,740	$9,646	$13,430	$38,664
Acquisition accounting impacts of deferred revenue	2,980	2,467	-	2,467	-	-	2,467
Stock compensation expense	-	2,367	(18,827)	21,194	-	-	21,194
Amortization of intangible assets	-	-	(22,565)	22,565	-	-	22,565
Acquisition costs	-	-	(739)	739	-	-	739
Restructuring	-	-	(6,455)	6,455	-	-	6,455
Loss of sale of product line	-	-	(337)	337	-	-	337
Impairment of investment	-	-	(466)	466	-	-	466
Non-cash interest expense	-	-	-	-	(9,177)	-	9,177
Net tax items	-	-	-	-	-	25,415	(25,415)

Non-GAAP amounts	$1,012,640	$344,220	$228,257	$115,963	$469	$38,845	$76,649

GAAP net income per share - diluted							$0.33

Non-GAAP net income per share - diluted							$0.66

Weighted average common shares - basic							113,709

Weighted average common shares - diluted							116,348

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

Reduction in Revenue Related to Comcast’s Investment in ARRIS: In connection with the Acquisition in January 2013 Comcast agreed to invest in ARRIS. The per share purchase price, which was based on the value used to determine the number of shares issued in the Acquisition, for the investment was less than the market price on the date the agreement was executed. As a result, the accounting guidance requires that we record the implied fair value of benefit received by Comcast as a reduction in revenue. We have excluded the effect of the implied fair value in calculating our non-GAAP financial measures. We believe it is useful to understand the effects of these items on our total revenues and gross margin.

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

Restructuring, Acquisition and Integration Costs: We have excluded the effect of acquisition related and other expenses and the effect of restructuring expenses in calculating our non-GAAP operating expenses and net income measures. We will incur significant expenses in connection with our recent acquisition of Motorola Home, which we generally would not otherwise incur in the periods presented as part of our continuing operations. Acquisition related expenses consist of transaction costs, costs for transitional employees, other acquired employee related costs, and integration related outside services. Restructuring expenses consist of employee severance, closing facilities, write-off of property, plant and equipment and other exit costs. We believe it is useful to understand the effects of these items on our total operating expenses.

Credit Facility - Ticking Fees: In connection with the Acquisition, the cash portion of the consideration was in part funded through debt financing commitments. A ticking fee was a fee paid to our banks to compensate for the time lag between the commitment to make the loan and the actual funding. We have excluded the effect of the ticking fee in calculating our non-GAAP financial measures. We believe it is useful to understand the effect of these items in our other (income) expense.

Mark-To-Market Fair Value Adjustment Related To Comcast Investment in ARRIS: In connection with the Acquisition, in January 2013 Comcast agreed to invest in ARRIS. The per share purchase price for the investment, which was based on the value used to determine the number of shares issued in the Acquisition, was less than the market price on the date of agreement was executed. As a result, the accounting guidance requires we mark to market the changes in the value of the investment and flow through other (income) expense. Until the closing of the deal, changes in the value of the investment for the full quarter were marked to market and flow through other (income) expense. We have excluded the effect of the implied fair value in calculating our non-GAAP financial measures. We believe it is useful to understand the effect of these items on our total other (income) expense.

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

Significant Customers

The Company’s three largest customers (including their affiliates, as applicable) are Comcast, Time Warner Cable and Verizon. Over the past year, certain customers’ beneficial ownership may have changed as a result of mergers and acquisitions. Therefore the revenue for ARRIS’ customers for prior periods has been adjusted to include the affiliates under common control. A summary of sales to these customers for the three and nine months ended September 30, 2013 and 2012 are set forth below (in thousands). The significant changes in the percentages of the total sales primarily result from the greater customer diversification as a result of the Motorola Home acquisition.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012

Comcast and affiliates	$204,039	$117,557	$452,285	$295,207
% of sales	19.1%	32.9%	18.7%	29.2%

Time Warner Cable and affiliates	$85,569	$68,966	$276,841	$191,388
% of sales	8.0%	19.3%	11.4%	19.0%

Verizon and affiliates	$118,220	–	$208,612	–
% of sales	11.1%	–	8.6%	–

Comparison of Operations for the Three and Nine Months Ended September 30, 2013 and 2012

Net Sales

The table below sets forth our net sales for the three and nine months ended September 30, 2013 and 2012, for each of our segments (in thousands):

	Net Sales				Increase (Decrease) Between 2013 and 2012
	For the Three Months Ended		For the Nine Months Ended		For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,		September 30		September 30
	2013	2012	2013	2012	$	%	$	%

Business Segment:
CPE	$748,895	$182,574	$1,601,259	$449,604	$566,321	310.2%	$1,151,655	256.1%
N&C	320,484	174,858	837,731	560,056	145,626	83.3%	277,675	49.6%
Other	(1,556)	-	(17,155)	-	(1,556)	(100.0)%	(17,155)	(100.0)%

Total sales	$1,067,823	$357,432	$2,421,835	$1,009,660	$710,391	198.7%	$1,412,175	139.9%

The table below sets forth our domestic and international sales for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Net Sales				Increase (Decrease) Between 2013 and 2012
	For the Three Months Ended		For the Nine Months Ended		For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,		September 30		September 30
	2013	2012	2013	2012	$	%	$	%
Domestic	$731,438	$278,714	$1,631,083	$763,992	$452,724	162.4%	$867,091	113.5%
International
Americas, excluding U.S.	217,843	44,418	501,052	148,245	173,425	390.4%	352,807	238.0%
Asia Pacific	48,869	21,194	108,102	45,942	27,675	130.6%	62,160	135.3%
EMEA	69,673	13,106	181,598	51,481	56,567	431.6%	130,117	252.7%
Total International	336,385	78,718	790,752	245,668	257,667	327.3%	545,084	221.9%

Total sales	$1,067,823	$357,432	$2,421,835	$1,009,660	$710,391	66.5%	$1,412,175	139.9%

Customer Premises Equipment Net Sales 2013 vs. 2012

During the three and nine months ended September 30, 2013, sales in our CPE segment increased by approximately 310.2% and 256.1%, respectively, as compared to the same period in 2012. The increase is primarily attributable to the inclusion of sales associated with the Acquisition in April 2013.

Network and Cloud Net Sales 2013 vs. 2012

During the three and nine months ended September 30, 2013, sales in the N&C segment increased by approximately 83.3% and 49.6%, respectively, as compared to the same period in 2012. The increase in sales is primarily the result of the inclusion of sale associated with our acquisition of Motorola Home.

Gross Margin

The table below sets forth our gross margin for the three and nine months ended September 30, 2013 and 2012 (in thousands):

Gross Margin	Increase (Decrease) Between 2013 and 2012
For the Three Months Ended	For the Nine Months Ended	For the Three Months Ended	For the Nine Months Ended
September 30,	September 30,	September 30	September 30
2013	2012	2013	2012	$	%	$	%

Gross margin dollars	$316,992	$111,952	$656,595	$339,386	$205,040	183.1%	$317,209	93.5%
Gross margin percentage	29.7%	31.3%	27.1%	33.6%	(1.6)	(6.5)

During the three and nine months ended September 30, 2013, gross margin dollars increased and gross margin percentage decreased as compared to the same period in 2012. Increase in gross margin dollars is primarily the result of the inclusion of sales associated with our acquisition of Motorola Home. The decrease in gross margin percentage is the result of product mix. The historic gross margin of Motorola Home products is lower than the average of the historic ARRIS business. Also leading to the mix impact is the relative proportion of legacy Motorola Home sales and ARRIS sales; legacy Motorola Home sales are significantly higher. The gross margin for the nine months ended September 30, 2013 includes a $57.6 million impact associated with writing up the historic cost of the Motorola Home inventory to fair value at the date of acquisition (subsequently increasing cost of goods sold) as well as $13.6 million of costs associated with the rationalization of certain products after the acquisition date. We do not expect these items to impact future quarters.

Operating Expenses

The table below provides detail regarding our operating expenses (in thousands):

	Operating Expenses				Increase (Decrease) Between 2013 and 2012
	For the Three Months Ended		For the Nine Months Ended		For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,		September 30		September 30
	2013	2012	2013	2012	$	%	$	%
SG&A	$99,557	$37,866	$227,458	$117,544	$61,691	162.9%	$109,914	93.5%
Research & development	128,579	42,978	296,061	130,006	85,601	199.2%	166,055	127.7%
Restructuring charges	6,057	213	38,323	6,455	5,844	2,743.7%	31,868	493.7%
Acquisition & other costs	6,221	30	32,803	1,076	6,191	20,636.7%	31,727	2,948.6%
Amortization of intangibles	64,606	7,742	127,751	22,565	56,864	734.5%	105,186	466.2%

Total	$305,020	$88,829	$722,396	$277,646	$216,191	243.4%	$444,750	160.2%

Selling, General, and Administrative, or SG&A, Expenses

The year over year increase in SG&A expenses primarily reflects the inclusion of expenses associated with the Motorola Home acquisition.

Research & Development, or R&D, Expenses

Included in our R&D expenses are costs directly associated with our development efforts (people, facilities, materials, etc.) and reasonable allocations of our information technology and corporate facility costs. R&D expenses for the three and nine months ended September 30, 2013 increased as compared to the same period in 2012 due to the inclusion of expenses associated with the Motorola Home acquisition.

Restructuring Charges

During the first nine months of 2013, ARRIS continued the restructuring initiative implemented in connection with the Acquisition to rationalize product lines and align our workforce and operating costs with current business opportunities. This resulted in restructuring charges of $6.1 million and $38.3 million related to severance, termination benefits, write-off of property, plant and equipment and closing facilities during the three month and nine month ending September 30, 2013, respectively. The restructuring charges of $0.2 million and $6.5 million for the three and nine month period ending September 30, 2012, respectively, were related to the BigBand acquisition.

Acquisition and Other Costs

For the three and nine month period ending September 30, 2013, we recorded acquisition-related expense and integration expenses of $6.2 million and $32.8 million, respectively. These expenses related to the acquisition of Motorola Home and consisted of transaction costs and legal fees.

During the third quarter of 2012, we recorded acquisition related expenses of $0.1 million. For the nine months period ending September 30, 2012, we recorded acquisition related expenses of $0.7 million. These expenses were related to the acquisition of BigBand and consisted of transaction costs and integration related outside services.

Loss on Sale of Product Line

In March 2012, the Company completed the sale of certain assets of its ECCO electronic connector product line to Eclipse Embedded Technologies, Inc. for approximately $3.9 million. The Company recorded a net loss of $(0.3) million on the sale, which included approximately $0.3 million of transaction related costs. The results of the ECCO product line were deemed immaterial to the overall financial results of the Company, and as such the Company has not reported the results in discontinued operations.

Amortization of Intangible Assets

Intangibles amortization expense for the three months ended September 30, 2013 and 2012 was $64.6 million and $7.7 million, respectively. For the nine months ended September 30, 2013 and 2012, intangible amortization expense was $127.8 million and $22.6 million, respectively. Our intangible expense is related to the acquisitions of Motorola Home in April 2013, BigBand Networks in November 2011, Digeo, Inc. in October 2009, EG Technologies in September 2009, Auspice Corporation in August 2008 and C-COR Incorporated in December 2007.

Direct Contribution

The table below sets forth our direct contribution for the three and nine months ended September 30, 2013 and 2012, for each of our segments (in thousands):

	Direct Contribution				Increase (Decrease) Between 2013 and 2012
	For the Three Months Ended		For the Nine Months Ended		For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,		September 30		September 30
	2013	2012	2013	2012	$	%	$	%
Business Segment:
CPE	$150,383	$25,017	$295,018	$45,369	$125,366	501.1%	$249,649	550.3%
N&C	59,566	44,857	183,220	167,638	14,709	32.8%	15,582	9.3%
Other	(121,093)	(38,766)	(345,162)	(121,171)	(82,387)	(212.5)%	(223,991)	(184.9)%

Total	$88,856	$31,108	$133,076	$91,836	$57,748	185.6%	$44,240	44.9%

Customer Premises Equipment Direct Contribution 2013 vs. 2012

During the three and nine months ended September 30, 2013, direct contribution in our CPE segment increased by approximately 501.1% and 550.3%, respectively, as compared to the same period in 2012. The increase is primarily attributable to the inclusion of direct contribution associated with our acquisition of Motorola Home. Further, the direct contribution is favorably impacted by mix, given, that in the aggregate the contribution margin of former Motorola Home products are greater than that of former ARRIS products.

Network and Cloud Direct Contribution 2013 vs. 2012

During the three and nine months ended September 30, 2013, direct contribution in our N&C segment increased by approximately 32.8% and 9.3.%, respectively, as compared to the same period in 2012. Despite the higher sales, as a result of the Motorola Home acquisition, third quarter direct contribution did not increase materially. The third quarter contribution was impacted year over year by (1) higher operating expenses associated with investing in the acquired Cloud software portfolio, as well as overlapping investments in next generation CCAP (which is an area of synergy focus); (2) the ramp-up of E6000 CMTS in 2013 resulted in higher shipments of new chassis and line cards, which have lower margin relative to license upgrades of deployed C4 CMTS products shipped in 2012.

Other Expense (Income)

Interest Expense

Interest expense for the three months ended September 30, 2013 and 2012 was $25.2 million and $4.5 million respectively. For the nine months ended September 30, 2013 and 2012, interest expense was $48.4 million and $13.3 million respectively. Interest expense reflects the amortization of deferred finance fees, the non-cash interest component of our convertible subordinated notes, interest paid on the notes and term loans, and other debt obligations.

Interest Income

Interest income during the three months ended September 30, 2013 and 2012 were $0.8 million. During the nine months ended September 30, 2013 and 2012, interest income was $2.3 million and $2.2 million, respectively. The income reflects interest earned on cash, cash equivalents, short-term and long-term investments.

Loss (Gain) on Foreign Currency

During the three and nine months ended September 30, 2013, we recorded a foreign currency gain of approximately $3.8 million and $2.7 million, respectively. During the three months and nine months ended September 30, 2012, we recorded a foreign currency loss (gain) of approximately $(0.4) million and $0.9 million, respectively. We have certain international customers who are billed in their local currency. Additionally, certain intercompany transactions created in conjunction with the Motorola Home acquisition are denominated in foreign currencies and subject to revaluation. To mitigate the volatility related to fluctuations in the foreign exchange rates, we may enter into various foreign currency contracts. The loss (gain) on foreign currency is driven by the fluctuations in the foreign currency exchanges rates.

Loss (Gain) on Investments

From time to time, we hold certain investments in the common stock of private and publicly-traded companies, a number of non-marketable equity securities, and investments in rabbi trusts associated with our deferred compensation plans.

During the three months ended September 30, 2013 and 2012, we recorded net gain related to these investments of $0.3 million, and $0.9 million, respectively. During the nine months ended September 30, 2013 and 2012, we recorded net gains related to these investments of $1.5 million.

Other Expense (Income)

Other (income) expense for the three months ended September 30, 2013 and 2012 was $1.7 million and $(0.1) million, respectively. For the nine months ended September 30, 2013 and 2012, other expense (income) was $13.4 million and $(0.8) million, respectively.

In connection with Comcast’s agreement in January 2013 to invest in ARRIS upon the acquisition of Motorola Home, accounting guidance requires that, since the agreed-upon purchase price was less than the market price on the date of agreement, the resulting forward arrangement be marked to market for the difference in fair value. This resulted in a mark-to-market adjustment of $13.2 million in the nine months ended September 30, 2013 and is recorded as Other Expense (Income).

Income Tax Expense

For the three and nine month periods ended September 30, 2013, we recorded income tax expense (benefit) of $(28.0) million and $(76.6) million, respectively, as compared to $3.0 million and $13.4 million, respectively in the same periods in 2012. The reduction in the income tax expense for the three and nine month periods ended September 30, 2013, compared to the three and nine month periods ended September 30, 2012, was primarily due to the change in earnings from continuing operations, as a result of the Acquisition and its related significant, infrequent and unusual book charges. Further benefits were recognized related to provision to return adjustments, as well as releases of liabilities for uncertain tax positions, related to the expiration of various periods during which federal, state and foreign taxing authorities can audit applicable returns.

For the nine month period ended September 30, 2013, we recorded a pre-tax book loss of approximately $(71.1) million relating to the acquisition costs incurred in the Acquisition, on which a tax benefit of $(23.6) was recorded; a pre-tax book loss of approximately $(11.6) million on certain foreign entities from the Acquisition, on which no tax benefit was recorded; a tax benefit of approximately $(8.6) million related to provision to return adjustments, including the 2012 research and development, a tax benefit of approximately $(5.8) million on releases of liability for uncertain tax positions; and a pre-tax book loss of approximately $(26.4) million on the Comcast investment in ARRIS, on which no tax benefit was recorded. The full year 2012 impact of the research and development tax credits was recognized in the three month period ended March 31, 2013, and was trued-up with the filing of the federal income tax return in September 2013.

The only discrete tax event in the nine months ended September 30, 2012 was a tax benefit of approximately $(4.2) million related to the release of liabilities related to uncertain tax positions and return to provision adjustments.

Financial Liquidity and Capital Resources

Overview

Following completion of the Motorola Home acquisition, one of our key strategies remains maintaining and improving our capital structure. The key metrics we focus on are summarized in the table below:

Liquidity & Capital Resources Data

	Nine Months Ended September 30,
	2013		2012
	(in thousands, except DSO and turns)
Key Working Capital Items
Cash provided by operating activities	$380,049		$72,608
Cash, cash equivalents, and short-term investments	$666,501		$548,406
Long-term U.S. corporate & government agency bonds	$28,477		$22,796
Accounts receivable, net	$627,844		$171,143
Days Sales Outstanding (“DSOs”)	55	(1)	42
Inventory	$350,919		$137,496
Inventory turns	9.0	(1)	7.7

Key Financing Items
Convertible notes at face value	$231,972		$232,050
Convertible notes at book value	$231,972		$218,943
Term loans at face value	$1,893,375		$–

Key Shareholder Equity Items
Cash used for share repurchases	$–		$51,921

Capital Expenditures	$53,383		$14,520

(1)	Using annualized activity from the third quarter 2013, the first full quarter as a combined company following the Acquisition.

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

Accounts receivable increased during the first nine months of 2013 as compared to 2012 primarily as a result of the inclusion of sales associated with the Motorola Home products, which were not included in 2012. DSOs increased in 2013 as compared to 2012. As part of the Acquisition, we acquired approximately $462.2 million of accounts receivable. Looking forward, it is possible that DSOs may increase dependent upon our customer mix and payment patterns, particularly if international sales increase as customers internationally typically have longer payment terms.

Inventory increased in the third quarter of 2013 as compared to 2012, primarily as a result of the Motorola Home acquisition. We acquired approximately $279.6 million of inventory upon closing of the Motorola Home transaction in April 2013. Inventory turns during the first nine months of 2013 were 9.0 as compared to 7.7 in the same period of 2012.

Common Share Repurchases

During the first nine months of 2013, ARRIS did not repurchase any shares under the previously adopted share repurchase plan. During the first nine months of 2012, we repurchased 4.5 million shares of our common stock for $51.9 million at an average stock price of $11.55. We believe it is unlikely that we will repurchase a significant number of shares in the near-term.

2.00% Convertible Senior Notes due 2026

As a result of the holding company reorganization undertaken in connection with the Motorola Home acquisition, holders of the senior notes had the right (i) to require us to repurchase the senior notes for 100% of the principal amount of the senior notes, plus accrued and unpaid interest to, but not including the repurchase date and (ii) to convert the senior notes for the consideration provided for in the indenture governing the senior notes. See Note 14, Long-Term Indebtedness for further discussion.

In the second quarter of 2013, senior notes in the aggregate principal amount of $68 thousand were tendered in connection with this repurchase right, and $68 thousand of cash-on-hand was used to repurchase these notes. Also in the second quarter of 2013, eleven notes were submitted for conversion, and $11 thousand of cash-on-hand was used to satisfy ARRIS’ obligations on these notes. Following the repurchases and conversions, $232.0 million in aggregate principal amount of the senior notes remain outstanding.

In October 2013, we announced that we would redeem all outstanding notes for face value on November 15, 2013. See Note 23, Subsequent Events for further discussion.

On October 17, 2013, ARRIS notified holders of the senior notes that it will redeem all outstanding notes (the “Redemption”) on November 15, 2013 (the “Redemption Date”) for cash at a price equal to 100% of the outstanding aggregate principal amount of the notes (the “Redemption Price”). The Redemption Price does not include the interest accrued up to November 15, 2013, which will be paid to the holders of the notes of record as of November 1, 2013.

Summary of Current Liquidity Position and Potential for Future Capital Raising

We believe our current liquidity position, where we have approximately $666.5 million of cash, cash equivalents, and short-term investments and $28.5 million of long-term marketable securities on hand as of September 30, 2013, together with approximately $247.5 million in availability under our new Revolving Credit Facility entered into in connection with the Motorola Home acquisition. We believe that these sources, together with the prospects for continued generation of cash from operations, are adequate for our short- and medium-term business needs. Our cash and cash-equivalents as of September 30, 2013 include approximately $201.6 million held by foreign subsidiaries whose earnings we expect to reinvest indefinitely outside of the United States. We do not expect to need the cash generated by those foreign subsidiaries to fund our domestic operations. However, in the unforeseen event that we repatriate cash from those foreign subsidiaries, in excess of what is owed to the United States parent, we may be required to provide for and pay U.S. taxes on permanently repatriated funds.

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

Senior Secured Credit Facilities

In April 2013 we entered into senior secured credit facilities with Bank of America, N.A. and various other institutions, which are comprised of (i) a “Term Loan A Facility” of $1.1 billion, (ii) a “Term Loan B Facility” of $825 million and (iii) a “Revolving Credit Facility” of $250 million. The Term Loan A Facility and the Revolving Credit Facility have terms of five years. The Term Loan B Facility has a term of seven years. Interest rates on borrowings under the senior credit facilities are set forth in the table below. As of September 30, 2013, we had $1,893.4 million face value outstanding under the Term Loan A and Term Loan B Facilities, no borrowings under the Revolving Credit Facility and letters of credit totaling $2.5 million issued under the Revolving Credit Facility.

	Rate	As of September 30, 2013
Term Loan A	LIBOR + 2.25%	2.43%
Term Loan B	LIBOR(1) + 2.75%	3.50%
Revolving Credit Facility(2)	LIBOR + 2.25%	Not Applicable

(1)	Includes LIBOR floor of 0.75%
(2)	Includes unused commitment fee of 50 basis points not reflected in interest rate above.

Borrowings under the senior secured credit facilities are secured by first priority liens on substantially all of our assets and certain of our present and future subsidiaries who are or become parties to, or guarantors under, the credit agreement governing the senior secured credit facilities (the “Credit Agreement”). The Credit Agreement contains usual and customary limitations on indebtedness, liens, restricted payments, acquisitions and asset sales in the form of affirmative, negative and financial covenants, which are customary for financings of this type, including the maintenance of a minimum consolidated interest coverage ratio of not less than 3.5:1 and a maximum consolidated net leverage ratio of 4.25:1 (which decreases to 3.5:1 throughout the first two years of the Credit Agreement). As of September 30, 2013, we were in compliance with all covenants under the Credit Agreement.

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

Following is a summary of our contractual obligations as of September 30, 2013 (in thousands):

	Payments due by period
Contractual Obligations	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total

Convertible notes (1)	$231,972	$–	$–	$–	$231,972
Credit facilities (2)	63,250	181,500	869,000	779,625	1,893,375
Operating leases, net of sublease income (3)	5,685	46,161	13,746	2,987	68,579
Purchase obligations (4)	585,614	–	–	–	585,614

Total contractual obligations (5)	$886,521	$227,661	$882,746	$782,612	$2779,540

(1)	On October 17, 2013, we announced that we would redeem all outstanding convertible notes for face value on November 15, 2013. Does not include interest, which is payable at the rate of 2% per annum.

(2)	Represents face values of Term Loan A and B which have terms of five years and seven years respectively.
(3)	Includes leases which are reflected in restructuring accruals on the consolidated balance sheets.
(4)	Represents obligations under agreements with non-cancelable terms to purchase goods or services. The agreements are enforceable and legally binding, and specify terms, including quantities to be purchased and the timing of the purchase.
(5)	Approximately $27.9 million of uncertain tax position have been excluded from the contractual obligation table because we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

As part of the Acquisition, a subsidiary of Google Inc. has agreed to indemnify ARRIS for any losses suffered by the ARRIS related to certain specified retained litigation matters, subject to ARRIS being responsible for 50% of the first $50 million in respect of past infringement and 50% of the first $50 million in respect of certain future royalty payments related to the specified retained litigation matters, for a total obligation of $50 million.

During the third quarter ended September 30, 2013, we settled certain of these specified retained litigation matters as follows:

TiVo:

ARRIS, Google, Inc. and TiVo settled all claims associated with certain patent infringement litigation for $196 million, which included non-exclusive, worldwide, non-transferable and perpetual license to the patents subject to the litigation. On the date the Settlement Agreement and Release was executed, we were legally responsible to TiVo for the liability arising from the litigation, if any. Payment was made in the quarter ended September 30, 2013. Google indemnified ARRIS for the amount of the payment except for the $50 million for which we are responsible as described above.

Verizon:

ARRIS, Google, Inc. and Verizon Sourcing LLC reached a settlement agreement, whereby ARRIS paid $85 million to Verizon to settle patent infringement litigation in the quarter ended September 30, 2013. In consideration for this cash payment, we will have no further obligation for any indemnification of any claim arising from the Verizon claim. Google indemnified ARRIS for the full amount of our payment.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements as defined in Item 303(a) (4) (ii) of Regulation S-K.

Sources and Uses of Cash

The following table summarizes the net increases (decreases) in cash and equivalents for the key line items of our Consolidated Statements of Cash Flows for the periods presented (in thousands):

	For the Nine Months Ended
	September 30,
	2013	2012
Cash provided by (used in)
Operating activities	$380,049	$72,608
Investing activities	(1,972,720)	(74,547)
Financing activities	2,002,082	(45,283)

Net increase (decrease) in cash and equivalents	$409,411	$(47,222)

Operating Activities:

Below are the key line items affecting cash provided by operating activities (in thousands):

	For the Nine Months Ended
	September 30,
	2013	2012
Net (loss) income	$(44,380)	$38,664
Adjustments to reconcile net income to cash provided by operating activities	180,153	59,811

Net income including adjustments	135,773	98,475
Decrease (increase) in accounts receivable	17,793	(19,515)
Decrease (increase) in inventory	60,345	(25,139)
Increase in accounts payable and accrued liabilities	155,265	2,614
All other – net	10,873	16,173

Cash provided by operating activities	$380,049	$72,608

Net income including adjustments, increased $37.3 million during the first nine months of 2013 as compared to 2012.

Accounts receivable increased by $17.8 million during the first nine months of 2013. These increases were primarily as a result of higher sales associated with acquisition of Motorola Home and payment patterns of our customers.

Inventory decreased by $60.3 million during the first nine months of 2013. In the second quarter of 2013, there was a $56 million reduction related to turnaround effect of inventory markup in purchase accounting.

Accounts payable and accrued liabilities increased by $155.3 million. Accounts payable associated with the Motorola Home business increased from the close date of April 17, 2013 to September 30, 2013. We believe the quarter end value represents a normalized level.

All other accounts, net, include the changes in other receivables, income taxes payable (recoverable), and prepaids. The other receivables represent amounts due from our contract manufacturers for material used in the assembly of our finished goods. The change in our income taxes recoverable account is a result of the timing of the actual estimated tax payments during the year as compared to the actual tax liability for the year. The net change during the first nine months of 2013 was approximately $10.9 million.

Investing Activities:

Below are the key line items affecting investing activities (in thousands):

	For the Nine Months Ended
	September 30,
	2013	2012
Purchases of property, plant and equipment	$(53,383)	$(14,520)
Sale of property, plant and equipment	90	13
Purchases of investments	(104,547)	(235,348)
Sales of investments	393,234	172,059
Cash paid for acquisition, net of cash acquired	(2,208,114)	–
Sale of product line	–	3,249

Cash provided used in investing activities	$(1,972,720)	$(74,547)

Purchases of Property, Plant and Equipment – Represents capital expenditures which are mainly for test equipment, laboratory equipment, and computing equipment. It also represents expenditures related to the Motorola Home acquisition.

Cash Proceeds from Sale of Property, Plant and Equipment – Represents the cash proceeds we received from the sale of property, plant and equipment.

Purchases and Sales of Investments – Represent purchases and sales of securities.

Cash Paid for Acquisition, Net of Cash Acquired – Represent cash investment we have made in our acquisitions.

Cash Proceeds from Sale of Product Line – Represents the cash proceeds we received from the sale of our ECCO product line.

Financing Activities:

Below are the key line items affecting our financing activities (in thousands):

	For the Nine Months Ended
	September 30,
	2013	2012
Proceeds from issuance of debt	$1,925,000	$–
Cash paid for debt discount	(9,853)	–
Payment of debt obligations	(31,625)	–
Early redemption of convertible notes	(79)	–
Deferred financing costs paid	(42,207)	–
Repurchase of common stock	–	(51,921)
Excess income tax benefits from stock-based compensation plans	6,417	2,614
Repurchase of shares to satisfy employee tax withholdings	(12,522)	(8,184)
Proceeds from issuance of common stock	166,951	12,208

Cash provided by (used in) financing activities	$2,002,082	$(45,283)

Proceeds From Issuance of Debt – As part of the Motorola Home acquisition, we entered into senior secured credit facilities which comprised of Term Loan A facilities of $1.1 billion with a term of five years and Term Loan B facilities of $0.8 billion with a term of seven years.

Cash Paid for Debt Discount – Represents amounts paid to lenders in the form of upfront fees, which have been treated as a reduction in the proceeds received by the Company and are considered a component of the discount on the Term Loans A and B.

Payment of Debt Obligations – Represents the payment of the senior secured credit facilities term loans.

Early Redemption of Convertible Notes – As a result of the holding company reorganization undertaken in connection with the Acquisition, holders of the convertible notes had the right to require us to repurchase the convertible notes for 100% of the principal amount plus accrued and unpaid interest or to convert the convertible senior notes for the consideration provided for in the indenture governing the convertible notes. This represents the portion of the convertible notes that were tendered pursuant to the repurchase right and surrendered pursuant to the conversion right.

Deferred Financing Costs Paid – Represents the finance fees related to the issuance of the senior secured credit facilities. These costs will be amortized over the life of the term loans and revolving credit facility.

Repurchase of Common Stock – Represents the cash used to buy back the Company’s common stock.

Excess Income Tax Benefits from Stock-Based Compensation Plans – Represents the cash that otherwise would have been paid for income taxes if increases in the value of equity instruments also had not been deductible in determining taxable income.

Repurchase of Shares to Satisfy Tax Withholdings – Represents the minimum shares withheld to satisfy the tax withholding when restricted stock vests.

Proceeds from Issuance of Common Stock – Represents cash proceeds related to the exercise of employee stock options, offset by expenses paid related to issuance of common stock.

Interest Rates

As described above, all indebtedness under our senior secured credit facilities bears interest at variable rates based on LIBOR plus an applicable spread. We entered into interest rate swap arrangements to convert a notional amount of $600.0 million of our variable rate debt based on one-month LIBOR to a fixed rate. This objective of these swaps is to manage the variability of cash flows in the interest payments related to the portion of the variable rate debt designated as being hedged.

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

ARRIS executes letters of credit and bank guarantees in favor of certain landlords, customers and vendors to guarantee performance contracts. These cash collateral amounts are reported as restricted cash. As of September 30, 2013 and December 31, 2012, we had approximately $1.8 million and $4.7 million outstanding, respectively, of restricted cash.

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

ARRIS holds cost method investments in private companies. These investments are recorded at $6.0 million as of both September 30, 2013 and December 31, 2012. See Note 6 of Notes to the Consolidated Financial Statements for disclosures related to the fair value of our investments.

We have two rabbi trusts that are used as funding vehicles for various deferred compensation plans that were available to certain current and former officers and key executives. We also have deferred retirement salary plans, which were limited to certain current or former officers of C-COR. We hold investments to cover the liability.

ARRIS also funds its nonqualified defined benefit plan for certain executives in a rabbi trust.

Capital Expenditures

Capital expenditures are made at a level designed to support the strategic and operating needs of the business. ARRIS’ capital expenditures were $53.4 million in the first nine months of 2013 as compared to $14.5 million in the first nine months of 2012. Management expects to invest approximately $70 million in capital expenditures for the fiscal year 2013, which includes the incremental purchases as a result of the recent acquisition of Motorola Home.

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

Our critical accounting policies and estimates are disclosed in our Form 10-K for the year ended December 31, 2012, as filed with the SEC. Our critical accounting estimates and the calculation methodology have not changed in any material respect during the nine months ended September 30, 2013.

Forward-Looking Statements

Certain information and statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report, including statements using terms such as “may,” “expect,” “anticipate,” “intend,” “estimate,” “believe,” “plan,” “continue,” “could be,” or similar variations or the negative thereof, constitute forward-looking statements with respect to the financial condition, results of operations, and business of ARRIS, including statements that are based on current expectations, estimates, forecasts, and projections about the markets in which we operate and management’s beliefs and assumptions regarding these markets. These and any other statements in this document that are not statements about historical facts are “forward-looking statements.” We caution investors that forward-looking statements made by us are not guarantees of future performance and that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. Important factors that could cause results or events to differ from current expectations are described in the risk factors set forth in Part II, Item 1A.“Risk Factors.” These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. In providing forward-looking statements, ARRIS expressly disclaims any obligation to update publicly or otherwise these statements, whether as a result of new information, future events or otherwise except to the extent required by law.

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

PART II. OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

We have been, and expect in the future to be a party to various legal proceedings, investigations or claims. In accordance with applicable accounting guidance, we record accruals for certain of our outstanding legal proceedings when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. We evaluate, at least on a quarterly basis, developments in our legal proceedings or other claims that could affect the amount of any accrual, as well as any developments that would result in a loss contingency to become both probable and reasonably estimable. When a loss contingency is not both probable and reasonably estimable, we do not record a loss accrual.

If the loss (or an additional loss in excess of any prior accrual) is reasonably possible and material, we disclose an estimate of the possible loss or range of loss, if such estimate can be made. The assessment whether a loss is probable or reasonably possible and whether the loss or a range of loss is estimable, involves a series of complex judgments about future events. Even if a loss is reasonably possible, we may not be able to estimate a range of possible loss, particularly where (i) the damages sought are substantial or indeterminate, (ii) the proceedings are in the early stages, or (iii) the matters involve novel or unsettled legal theories or a large number of parties. In such cases, there is considerable uncertainty regarding the ultimate resolution of such matters, including the amount of any possible loss. Accordingly, with respect to the proceedings described below, we are currently unable to reasonably estimate the possible loss or range of possible loss. However, because the results in litigation are unpredictable, an adverse resolution of one or more of such matters could have a material adverse effect on our business, financial position, results of operations or cash flows.

Due to the nature of our business, it is subject to patent infringement claims, including current suits against us or one or more of our wholly-owned subsidiaries or one or more of our customers who may seek indemnification from us. We believe that we have meritorious defenses to the allegation made in the pending cases and intend to vigorously defend these lawsuits; however, we are unable currently to determine the ultimate outcome of these or similar matters. In addition, we are a defendant in various litigation matters generally arising out of the normal course of business. Except as described below, ARRIS is not party (nor have indemnification claims been made with respect) to any proceedings that are, or reasonably are expected to be, material to its business, results of operations or financial condition. However, since it is difficult to predict the outcome of legal proceedings, it is possible that the ultimate outcomes could materially and adversely affect our business, financial position, results of operations or cash flows. Accordingly, with respect to these proceedings, we are currently unable to reasonably estimate the possible loss or range of possible loss.

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

In July 2009, ARRIS filed a motion for contempt, seeking to enforce the permanent injunction and an award of sanctions for SeaChange’s continued sales of the video-on-demand products and software. In August 2009, in response to ARRIS’ motion for contempt, SeaChange filed a declaratory- judgment suit seeking an order that its video-on-demand products and software do not infringe U.S. patent no. 5,805,804. In June 2010, the District Court stayed SeaChange’s declaratory-judgment suit in favor of proceeding with ARRIS’ motion for contempt. In October 2012, the court denied ARRIS’ motion for a finding of contempt. ARRIS has filed an appeal of the denial of the contempt motion. Oral hearing on the appeal was held on August 6, 2013. The Appeal was denied on October 8, 2013. ARRIS is reviewing the opinion. There are no claims made against ARRIS and hence no loss exposure with respect to this case.

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

C-Cation v. MSOs C.A. 11-cv-00030, Eastern District of Texas. On January 25, 2011, C-Cation filed suit against several service providers alleging infringement of U.S. Patent No. 5,841,840 relating to channel management. The complaint requests unspecified damages for past and future infringement. Trial is scheduled for December 9, 2013. It is premature to assess the likelihood of a favorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify one or more of the MSOs and/or pay royalties for utilizing certain technology.

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

Custom Media Technologies v. MSOs, C.A. 13-cv-01425, District of Delaware. On August 15, 2013, Custom Media Technologies LLC filed a claim against several MSOs alleging infringement of US Patent No. 6,269,275. The complaint requests damages for past and future infringement. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify one or more MSOs for utilizing certain technology.

Intellectual Ventures I and II v. AT&T, C.A. 12-cv-00193 and 13-cv-01631, District of Delaware. On February 16, 2012, Intellectual Ventures filed a claim against AT&T alleging infringement of several US patents. The complaint requests damages for past and future infringement. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify AT&T for utilizing certain technology.

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

In the acquisition agreement entered into in connection with the acquisition of the Motorola Home business, a subsidiary of Google agreed to indemnify, defend and hold harmless ARRIS and various related parties with respect to, among other things, any losses suffered by ARRIS as a result of a court order involving, or the settlement of, certain agreed-upon litigation, including the five lawsuits described above that reference this indemnification obligation. There are various limitations upon this obligation, the most significant of which is that ARRIS was responsible for 50% of the first $50.0 million (i.e., $25.0 million) of losses attributable to past infringements as well as 50% of the first $50.0 million (i.e., $25.0 million) of future royalty payments and the costs of devising and implementing redesigns intended to avoid infringement. As a result of the settlement of Motorola Mobility’s litigation with TiVo, these particular obligations for contribution by ARRIS have been exhausted and ARRIS has made the payments for which it is responsible.

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

The process of combining operations could cause an interruption of, or loss of momentum in, our business and the possible loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with the acquisition and the integration of the two companies’ operations could have an adverse effect on the business, results of operations, financial condition or prospects of the combined company after the acquisition. In addition, we may experience unexpected difficulties and/or delays in combining Motorola Home systems with ours, including the subsequent testing related to applicable internal controls, in a timely fashion which could have an adverse effect on our operations.

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

Our three largest customers (including their affiliates, as applicable) are Comcast, Time Warner Cable and Verizon. For the nine months ended September 30, 2013, sales to Comcast accounted for approximately 18.7% of our total revenue, sales to Time Warner Cable accounted for approximately 11.4% of our total revenue and sales to Verizon accounted for approximately 8.6% of our total revenue. While we expect greater overall customer diversification as a result of the Motorola Home acquisition, we also expect that sales to several customers, including Verizon, will significantly increase. The loss of one of our large customers, or a significant reduction in the products or services provided to any of them would have a material adverse impact on our business. For many of these customers, we also are one of their largest suppliers. As a result, if from time-to-time customers elect to purchase products from our competitors in order to diversify their supplier base and to dual-source key products or to curtail purchasing due to budgetary or market conditions, such decisions could have material consequences to our business. In addition, because of the magnitude of our sales to these customers the terms and timing of our sales are heavily negotiated, and even minor changes can have a significant impact upon our business.

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

As of September 30, 2013, we had approximately $2.1 billion in total indebtedness. In connection with the acquisition of Motorola Home, we incurred approximately $1.9 billion of additional debt. In addition, we obtained a $250 million revolving line of credit to support our working capital needs following the acquisition. Our debt service obligations with respect to this increased indebtedness could have an adverse impact on our earnings and cash flows for as long as the indebtedness is outstanding.

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

Our financial statements reflect substantial goodwill and intangible assets, approximately $926.8 million and $1,239.2 million, respectively, as of September 30, 2013, that was recognized in connection with the acquisitions including the Motorola Home acquisition.

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

We recorded a non-cash goodwill impairment charge of $41.2 million and a non-cash intangible asset impairment charge of $47.4 million relating to our former Media and Communications Systems segment (now included in our Network and Cloud segment) during the fourth quarter of 2011. No goodwill or intangible asset impairments were recorded in 2012. As the ongoing expected cash flows and carrying amounts of our remaining goodwill and intangible assets are assessed, changes in the economic conditions, changes to our business strategy, changes in operating performance or other indicators of impairment could cause us to realize additional impairment charges in the future. For additional information, see the discussion under “Critical Accounting Policies” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

On an ongoing basis we are exposed to various changes in foreign currency rates because significant sales are denominated in foreign currencies. Additionally, certain intercompany transactions created in conjunction with the Motorola Home acquisition are denominated in foreign currencies and subject to revaluation. These changes can impact our results of operations, cash flows and financial position. We manage these risks through regular operating and financing activities and periodically use derivative financial instruments such as foreign exchange forward and option contracts. There can be no assurance that our risk management strategies will be effective.

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

As a holding company, we are dependent on the operations and funds of our subsidiaries.

On April 16, 2013, we completed a reorganization pursuant to which ARRIS became a holding company with no business operations of its own. ARRIS’ only significant assets are the outstanding equity interests in its subsidiaries, including those acquired with Motorola Home. As a result, we rely on payments from our subsidiaries to meet our obligations.

We currently expect that a significant portion of the cash flows of our subsidiaries will be retained and used by them in their operations, including servicing any debt obligations of ARRIS. Additionally, under the terms of our senior secured credit facilities, our subsidiaries may be restricted in their ability to pay cash dividends or to make other distributions to the new holding company. Also, we have substantial cash held at our foreign subsidiaries that we consider permanently invested.

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

Dated: November 8, 2013