Form 10-K
period 2013-12-31
ARRIS GROUP INC
filed 2014-03-03
CIK 1141107

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

For the fiscal year ended December 31, 2013

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

ARRIS Group, Inc is required to submit electronically and post on its corporate web site interactive data files required to be submitted and posted pursuant to Rule 405 of Regulation S-T.

The aggregate market value of ARRIS Group, Inc.’s Common Stock held by non-affiliates as of June 28, 2013 was approximately $2.0 billion (computed on the basis of the last reported sales price per share of such stock of $14.35 on the NASDAQ Global Market System). For these purposes, directors, officers and 10% shareholders have been assumed to be affiliates.

As of January 31, 2014, 142,397,380 shares of ARRIS Group, Inc.’s Common Stock were outstanding.

Portions of ARRIS Group, Inc.’s Proxy Statement for its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III.

i

PART I

Item 1.	Business

As used in this Annual Report, unless the context requires otherwise, “we,” “our,” “us,” “the Company,” and “ARRIS” refer to ARRIS Group, Inc. (and its predecessors) and our consolidated subsidiaries.

General

Our principal executive offices are located at 3871 Lakefield Drive, Suwanee, Georgia 30024, and our telephone number is (678) 473-2000. We maintain a website at www.arrisi.com. The information contained on our website is not part of, and is not incorporated by reference into, this Form 10-K. On our website we provide links to copies of the annual, quarterly and current reports that we file with the Securities and Exchange Commission (“SEC”), Section 16 reports that our officers and directors file with the SEC, any amendments to those reports, proxy materials for meetings of our shareholders, and all Company press releases. Investor presentations are also frequently posted on our website. Copies of our code of ethics and the charters of our standing board committees also are available on our website. We will provide investors copies of these documents in electronic or paper form upon request, free of charge.

Glossary of Terms

Below are commonly used acronyms in our industry and their meanings:

Acronym	Terminology
AdVOD	Linear and Demand Oriented Advertising
ARPU	Average Revenue Per User
BEQ	Broadband Edge QAM
BSR	Broadband Services Router
Cable VoIP	Cable Voice over Internet Protocol
CAM	Cable Access Module
CBR	Constant Bit Rate
CCAP	Converged Cable Access Platform
CE	Consumer Electronics
CMS	Content Management System
CMTS	Cable Modem Termination System
COTS	Commercial Off the Shelf
CPE	Customer Premises Equipment
CVeX	Converged Video Exchange
CWDM	Coarse Wave Division Multiplexing
DBS	Digital Broadcast Satellite
DCT	Digital Consumer Terminal
DOCSIS®	Data Over Cable Service Interface Specification
DPI	Digital Program Insertion
DRM	Digital Rights Management
DSL	Digital Subscriber Line
DTA	Digital Television Adapter
DVB	Digital Video Broadcasting
DVR DWDM	Digital Video Recorder Dense Wave Division Multiplexing
EMTA	Embedded Multimedia Terminal Adapter
EPON	Ethernet over Passive Optical Network
eQAM	Edge Quadrature Amplitude Modulator
FPGA	Field Programmable Gate Arrays
FTTH	Fiber to the Home
FTTP	Fiber to the Premises
GAAP	Generally Accepted Accounting Principles
GHZ	Gigahertz
GPA	General Purchase Agreements

Acronym	Terminology
HD	High Definition
HD-DVR	High Definition Digital Video Recorder
HDTV	High Definition Television
HEVC	High Efficiency Video Coding
HFC	Hybrid Fiber-Coaxial
IFRS	International Financial Reporting Standards
ILEC	Incumbent Local Exchange Carrier
IP	Internet Protocol
IPR	Intellectual Property Rights
IPTV	Internet Protocol Television
IRD	Integrated Receiver / Decoder
LAN	Local Area Network
Mbps	Megabits per Second
MPEG	Moving Picture Experts Group
MPEG-2	Moving Picture Experts Group, Standard No. 2
MPEG-4	Moving Picture Experts Group, Standard No. 4
M-CMTS	Modular CMTS
MSO	Multiple Systems Operator
MSP	Media Services Platform
MTA	Multimedia Terminal Adapter
MVPD	Multichannel Video Programming Distributors
NGNA	Next Generation Network Architecture
NDVR	Network Digital Video Recorder
NPVR	Network Personal Video Recorder
NSM	Network Service Manager
NIU	Network Interface Unit
OLT	Optical Line Termination
ONU	Optical Network Unit
OEM	Original Equipment manufacturer
OSS	Operations Support System
OTT	Over-the-Top
PC	Personal Computer
PCS	Post Contract Support
PCT	Patent Convention Treaty
PON	Passive Optical Network
PSTN	Public-Switched Telephone Network
PVR	Personal Video Recorder
QAM	Quadrature Amplitude Modulation
QoS	Quality of Service
RDK	Reference Design Kit
RF	Radio Frequency
RFOG	Radio Frequency over Glass
RGU	Revenue Generating Unit
SCTE	Society of Cable Telecommunication Engineers
SD	Standard Definition
SDV	Switched Digital Video
SLA	Service Level Agreement
STB	Set Top Box
TVE	TV Everywhere
UHD	Ultra High Definition
Triple Play	Bundled Offering of Internet, Telephone and TV
VAR	Value-Added Reseller
VOD	Video on Demand
VoIP	Voice over Internet Protocol
VPN	Virtual Private Network
VSP	Video Services Platform / Video Service Provider
VSOE	Vendor-Specific Objective Evidence

Overview

ARRIS is a global media entertainment and data communications solutions provider, headquartered in Suwanee, Georgia. We operate in two business segments, Customer Premises Equipment (“CPE”) and Network & Cloud (“N&C”), specializing in enabling multichannel video programming distributors (“MVPDs”), including cable, telephone, and digital broadcast satellite operators, and media programmers to deliver rich media, voice, and IP data services to end consumer subscribers. We are a leading developer, manufacturer and supplier of interactive set-top boxes, end-to-end digital video and Internet Protocol Television (“IPTV”) distribution systems, broadband access infrastructure platforms, and associated data and voice Customer Premises Equipment. Our solutions are complemented by a broad array of services and systems integration that bring localized expertise to every touchpoint in the delivery process. This lends a customized approach to serving each of our primary markets.

Industry Overview

Over the last 15 years, technology innovations have significantly improved how video is delivered to the consumer. Analog video distribution has given way to digital video compression, and now the use of Internet Protocol (“IP”) is further transforming how content is managed and consumed. These changes increase programming choices for consumers and enable new consumer experiences including Ultra High Definition TV, video anytime and anywhere and interactive media and broadband services. As a result, cable operators, telcos and web-based companies are compelled to continually invest and upgrade their network and expand their video, voice, data and mobile services. The evolution of service delivery networks is accelerating as service providers leverage all IP networks and enable distribution of video content to IP connected devices in and outside of the home, known as TV Everywhere (“TVE”).

Providing these advanced services to consumers is a highly competitive business. Our customers compete aggressively to provide a range of services from facilities-based quad play packages (video, high-speed data, voice and mobile) to specialized web-based individual services. The competitive environment is driving service providers to enhance and expand their offerings by adding more high definition (“HD”) channels, and now Ultra High Definition content (also referred to as 4K or 8K), increasing data speeds and expanded mobile services providing converged media experiences that bridge conventional TV and Internet services. This, in turn, is driving service providers to regularly upgrade their video and broadband networks and in-home devices, such as set-top boxes, data modems and gateways.

Although the U.S. has one of the most advanced suite of video and home entertainment offerings in the world, service providers continue to strive to further advance their capabilities to differentiate and gain share. U.S. Cable operators and telcos are investing extensively to deploy enhanced user interfaces, higher broadband speeds, additional programming, integrated home networking and monitoring services, all with higher reliability.

While the majority of our revenues are generated in the U.S. market, our international business represented 32.1% of our sales in 2013. The majority of global TV households have only begun to adopt these technologies and represents an additional growth opportunity. During 2012, digital TV households that purchase video programming from cable, satellite and telco providers grew by approximately 17.4% worldwide (source: Television WORLD 2008 — 2018) and global residential broadband households grew by approximately 12.1% (source: Internet WORLD 2008 — 2018). We expect this trend to continue for as digital TV households are expected to grow by 30% to 35% (source: Television WORLD 2008 — 2018) and residential broadband households are expected to grow by 25% to 30% (source: Internet WORLD 2008 — 2018) from the end of 2012 through 2015.

The consumer viewing experience is expanding beyond the TV and consumers now also watch video programming on IP-enabled devices, such as PCs, tablets and smartphones. Video delivery requires substantially more bandwidth than other data services, and its growth is driving operators to upgrade their network and CPE. This expanded data capacity is allowing new content providers and aggregators to use the service providers’ high speed data networks to provide over-the-top (“OTT”) services to consumers. These OTT providers sell content directly to the consumer and deliver it to the consumer’s IP-enabled devices and web-capable BluRay players,

TV’s and consumer-purchased set-top boxes. Competition from OTT services is driving network operators to invest to expand their content choices, upgrade their networks and enhance their consumer experiences across TVs, PCs and wireless devices.

Acquisition of Motorola Home

On April 17, 2013, we acquired the Motorola Home business from General Instrument Holdings, Inc. (“Seller”), a subsidiary of Google, Inc for $2.4 billion in cash and equity, subject to certain adjustments as provided for in the acquisition agreement (the “Acquisition”). We believe the Acquisition enhances our ability to provide next-generation consumer video products and services, supporting a more comprehensive product offering while also accelerating our ability to deliver a comprehensive set of industry-leading new products to a wide spectrum of customers. We more than doubled in size as a result of the Acquisition, which had significant effects on virtually every aspect of our business and operations and which make comparisons in this discussion to our historical results difficult. These impacts include:

•

Significant Increase in Scale and Geographic Footprint.    Our sales increased from $1,353.7 million in 2012 to $3,620.9 million for 2013. We almost tripled our number of employees from approximately 2,200 employees to approximately 6,500 employees. In addition, we now have a direct presence in over 25 countries and channel presence in over 85 countries compared to 21 and 30, respectively, prior to the Acquisition.

•

Expansion of Customer Base and Industries That We Serve.    Historically almost all of our revenues were derived from sales to cable television multiple system operators (“MSOs”). While MSOs remain a large and important component of our business, our operations have broadened through the Acquisition to include more sales to telephone companies and programmers, as well as the addition of retail distribution channels. As a result, we have a significantly more diverse customer base. Our top five customers following the Acquisition would have accounted for approximately 50% of our 2012 sales on a pro forma basis, compared with over 50% from only our two largest customers, Comcast and Time Warner Cable, prior to the Acquisition.

•

Additional Product Offerings.    Our portfolio of products expanded as a result of the Acquisition to include a broad set-top box and video gateway portfolio, passive optical networks (“PON”) line and network terminals, video headend infrastructure products, multiscreen software solutions and DSL modems and gateways. In addition, our traditional product lines, such as broadband gateways, routers, DOCSIS cable modems, encoders and transcoders, have expanded, in many cases, increasing our relevance with our customers.

•

Debt.    As described below under “Financial Liquidity and Capital Resources,” we entered into senior secured credit facilities to fund a portion of the acquisition costs and to support our on-going working capital needs. As a result, the face value of our debt increased from $232.1 million at December 31, 2012 to $1,752.6 million at December 31, 2013. We are subject to a number of financial covenants under the senior secured credit facilities that could impact our operational flexibility.

In addition, as described below, we have realigned our reportable operating segments. Readers should consider the size and transformative nature of the Acquisition when reviewing this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

New Operating Segments

The completion of the Motorola Home acquisition changed the way that we manage and review the performance our business. As a result, beginning with the periods ended June 30, 2013, we report two operating segments, (1) Network & Cloud and (2) Customer Premises Equipment. Corporate and other expenses not included in the measure of segment contribution will be reported in an “All Other” category. A comparison of our products and the acquired Motorola Home products included in our new reporting segments is set forth in the table below. See Note 11 to our financial statements for additional information regarding this resegmentation.

Prior Segments		New Segments
ARRIS	Motorola Home

Broadband Communications Systems:

•CMTS, CCAP, Edge QAMs, Encoder/Decoder/Transcoder

Access, Transport & Supplies:

•HE Optics, Fiber Nodes & RF Amplifiers

Media & Communication Systems:

•Service Assurance, Analytics, Workforce Management, Video on Demand, Ad Insertion & Management

Network Infrastructure:

•CMTS, Edge QAMs, HE Optics, Fiber Nodes, RF Amplifiers, Encoders/Decoders/Transcoders

Convergence Experiences:

•Service Assurance, Content Management & Security, Ad Insertion, Video on Demand, User Experience

Network & Cloud (“N&C”)

Broadband Communications Systems: •Modems, EMTAs, Gateways	Home Devices: •Modems, EMTAs, Gateways, Set-top Boxes	Customer Premises Equipment (“CPE”)

Our Strategy

Our long-term business strategy, enhanced by our 2013 acquisition of the Motorola Home business, includes growth and expansion through:

•	Leveraging ARRIS’ scale to drive profitable worldwide growth

•	Capitalizing on the evolution toward network convergence and all IP platforms to drive business growth

•	Consumer device differentiation through multiscreen enablement and personalized experiences

•	Invest to refresh and expand our product/service portfolios through organic development and partnership/acquisition; and

•	Expand our international business including exploring adjacent market opportunities

To fulfill our strategy, we develop technology, facilitate its implementation, and enable operators to put their subscribers in control of their entertainment, information, and communication needs. Through a set of business solutions that respond to specific market needs, we are integrating our products, software, and services solutions to work with our customers as they address high-speed data deployment, HD television content expansion, on demand video delivery, multi-screen video, operations management, network integration, and business services opportunities.

Specific aspects of our strategy include:

•

Leverage ARRIS’ scale to drive profitable worldwide growth.    With the acquisition of the Motorola Home business in April 2013, ARRIS has achieved a new level of scale to drive efficiencies. We now have an expanded portfolio, broader customer base, and larger sales team, which expose us to a greater portion of worldwide spending on products in our markets. We will integrate our expertise in products, network operations, and professional services to offer customer-focused applications for expanding network capacity, realizing the potential of TVE and multi-screen video including on demand programming and dynamic advertisements, and management of network devices and services.

•

Capitalize on the evolution toward network convergence and all IP platforms to drive business growth.    New digital video services require IP-based infrastructure to reach consumers on their screen of choice. Service providers face a two-pronged challenge: meeting demand for these new services on legacy equipment, today, while transitioning equipment for tomorrow’s services to an all-IP model. ARRIS uniquely combines an end-to-end approach to the IP transition with an established footprint in the home and entrenched expertise in content delivery from the cloud to the home. Our end-to-end solutions give service providers a variety of choices for customizing their approach to the IP transition. They encompass network-based video transcoding, packaging, and compression technologies required to push delivery of new IP video formats; the cloud-based platforms to deliver robust and personalized user experiences; and our portfolio of video gateways that serve as the new hub for delivering IP-based entertainment to connected devices inside and outside the home.

•

Consumer device differentiation through multiscreen enablement and personalized experiences.    The growth in connected devices is creating an opportunity for service providers to deliver new, more personalized content experiences to consumers across multiple screens. These experiences require control over content distribution and enabling the key integration points between different screens used for consumer interaction. These considerations provide a challenge to providers not only to support the systems and software to deliver personalized experiences across all devices, but to create new ways of monetizing media through subscription and targeted advertising models. ARRIS’ strategy is to leverage our experience in delivering a variety of content to the complex connected device ecosystem. Our hardware and software solutions in the cloud, network, and home provide a holistic approach to personalization that transforms the entertainment experience across the entire multiscreen environment.

•

Invest to refresh and expand our product/service portfolios through organic development and partnership/acquisition.    ARRIS has a comprehensive and robust development program designed to deliver new products to enhance our competitiveness and growth potential. Products currently in development include an expansion of our cable and telco video and data CPE, enhancements to our industry-leading E6000 Converged Edge Router, new MPEG-4 and HEVC encoding and transcoding products, extensions to our multi-screen management, delivery and security software products, and additional work in our optical and HFC distribution product lines. We also regularly evaluate opportunities to acquire capabilities that complement our internal research and development. We expect to continue targeting acquisition candidates that have complementary technology, products and talent. We also expect to evaluate acquisition candidates that will enable us to expand our business internationally or enter adjacent markets.

•

Expand our international business including exploring adjacent market opportunities.    We also are investing to grow our business globally to capitalize on the growth of video and data services in markets outside North America. We are leveraging our technology portfolio to capitalize on the growth of digital video and HDTV in Latin America, Europe, the Middle East and Africa (“EMEA”) and Asia as well as the demand for increased data speeds that are driving infrastructure investment. We also are pursuing a number of opportunities in new markets where customers are looking to deploy advanced networks to enable triple play services.

Our Principal Products

We provide cable network operators, telco service providers and content programmers with a broad product offering from the headend, distribution network to the subscribers’ premises. A cross-section of our products in each of our two business segments Network & Cloud and Customer Premises Equipment, are depicted below:

Network & Cloud

•	CMTS/CCAP

•

Cable Operator Headend Equipment that communicates with cable modems to control the flow of data; allocates shared bandwidth and prioritizes and routes traffic. CCAP combines the functionality of CMTS and Edge QAM to enable voice, video and data in a converged IP network

•	Video Infrastructure

•

MVPD and Programmer Equipment that processes and packages video content for delivery over the service provider network to be received by a set-top box or gateway. Includes encoding, compression, transcoding, storage, policy management, security and encryption, and signal modulation for HFC, DSL and/or fiber networks.

•	Access & Transport

•

Equipment in the ground or on transmission poles between service providers’ headend and subscribers’ premises, as well as equipment used to initiate the distribution of content-carrying signals. Includes optical transmission equipment, Fiber Nodes, RF Amplifiers and metro Wi-Fi wireless products.

•	Global Services

•	Technical support, professional services, and system integration offerings to enable solutions sales of our end-to-end product portfolio.

•	Cloud Solutions

•

Software products that enable providers to securely deliver rich user experiences; multiscreen recommendation, offer management, and advertising services; and remote management and diagnostics services to subscribers.

Customer Premises Equipment (CPE)

•	Set-top Boxes

•	A device installed at the subscriber’s television set and connects to the service provider network to decode secure digital video signals and render them as video on the television set.

•	Gateways

•	A device which connects to the service provider network and delivers video, voice, and data services throughout the subscriber’s home.

•	DSL and Cable modems

•

A device located at the subscriber’s home and connects to the cable or telco network to receive and transmit digital information between subscriber-owned devices and the service provider’s headend or central office, providing Internet connectivity.

•	E-MTA and Voice / Data Modems

•	A modem which also provides telephone service from the service provider throughout the home.

Sales and Marketing

We are positioned to serve customers worldwide with a sales and sales engineering organization complemented by a skilled technical services team. We maintain offices in the U.S and many of our foreign markets. Our sales engineering team assists customers in system design and specification and can promptly be onsite to resolve any issues that may arise during the course of a project. Our technical services team provides professional services through experienced and highly skilled personnel who work with network operators to design and keep their networks operating at peak performance. Our core competencies include network engineering and design, project management for launching advanced applications over complex broadband networks, and solutions to move today’s sophisticated networks forward to Internet Protocol and digital services. Additionally, we provide 24x7 technical support, directly and through channel partners, as well as provide training for customers and channel partners, as required, both in our facilities and at our customers’ sites.

We have agreements in various countries and regions with value added resellers (“VARs”), sales representatives and channel partners that extend our sales presence into operator markets without established sales offices. We also maintain an inside sales group that is responsible for regular phone contact with the customer, prompt order entry, timely and accurate delivery, and effective sales administration.

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

Customers

A substantial majority of our sales are to facilities-based cable and telco multi-channel video service providers worldwide. As the US telecommunications industry continues a trend toward consolidation, the eight largest cable and telco video system operators service approximately 90% of the basic video subscriber based within the US cable market (according to the NCTA), thereby making our sales to those providers critical to our success. Our sales are substantially dependent upon a system operator’s selection of ARRIS’ network equipment, demand for increased broadband services by subscribers, and general capital expenditure levels by system operators. Our three largest customers (including their affiliates, as applicable) are Comcast, Time Warner Cable and Verizon. From time to time, the affiliates included in our revenues from these customers have changed as a result of mergers and acquisitions. Therefore, the revenue for our customers for prior periods has been adjusted to include, on a comparable basis for all periods presented, the affiliates currently understood to be under common control. Our sales to these customers for the last three years were (in thousands, except percentages):

	Years ended December 31,
	2013	2012	2011
Comcast and affiliates	$674,964	$421,173	$286,139
% of sales	18.6%	31.1%	26.4%
Time Warner Cable and affiliates	$359,484	$243,151	$180,740
% of sales	9.9%	18.0%	16.7%
Verizon	$358,653	$5,219	$454
% of sales	9.9%	0.4%	—%

ARRIS utilizes standard terms of sale. These standard terms of sale apply to all purchases except those to a few of our large customers with whom we have executed general purchase agreements (“GPAs”). These GPAs do not obligate the customer to a specific volume of business. The vast majority of our sales, whether to customers with GPAs or otherwise, result from periodic purchase orders. We have multiple agreements with our largest customers, such as Comcast, Time Warner Cable and Verizon, based upon their needs or as a result of prior acquisitions. We maintain these agreements in the normal course of our business.

International Operations

Our international revenue is generated primarily from Asia-Pacific, Europe, Middle East and Africa (“EMEA”) and Americas. The Asia-Pacific market includes Australia, China, Hong Kong, India, Japan, Korea, Singapore, and Taiwan. The EMEA market includes Austria, Belgium, France, Germany, Great Britain, Hungary, Ireland, Israel, the Netherlands, Norway, Poland, Portugal, Romania, Russia, Spain, Sweden, Switzerland and Turkey. The Americas market includes Argentina, Bahamas, Brazil, Canada, Chile, Colombia, Costa Rica, Ecuador, Honduras, Jamaica, Mexico, Panama, Peru and Puerto Rico. Revenues from international customers were approximately 32.1%, 24.6%, and 31.3% of total revenues for 2013, 2012 and 2011, respectively.

We continue to strategically invest in worldwide marketing and sales efforts. We currently maintain international sales offices in Argentina, Brazil, Chile, China, Great Britain, Israel, Japan, Korea, Mexico, The Netherlands and Spain.

Research and Development

We operate in an industry that is subject to rapid changes in technology. Our ability to compete successfully depends in large part upon anticipating such changes. Accordingly, we engage in ongoing research and development activities in response to our customers’ needs with the intention to advance existing product lines and/or develop new offerings. Our primary research and development focuses include:

•

Delivering Your Media, Your Way — addressing demand for more personalized, relevant, and mobile experiences with end-to-end multiscreen solutions to personalize and monetize tomorrow’s content experiences.

•

Transforming the Entertainment Experience — solving the complexity of delivering content to the burgeoning connected device ecosystem through scalable networking and connectivity solutions in the home.

•

Powering Smarter Networks — realizing the potential of today’s entertainment technology, enabling future services like Ultra High Definition and multiscreen monetization, and transitioning to all-IP networks through powerful transcoding, bandwidth optimization, and video compression technologies.

•	Broadband Access — employing state-of-the-art computing and packet processing technologies to solve the last-mile bottleneck, providing residential speeds and bandwidth.

•	Cloud — the enablement of complex function to be performed in the “cloud” to simplify and streamline the in home network and the service providers’ network operations.

We have a significant number of engineers and other employees dedicated to research and development. New products are developed in our Research and Development laboratories in Beaverton, Oregon; Horsham, Pennsylvania; Kirkland, Washington; Lisle, Illinois; San Diego, California; Santa Clara, California; Suwanee, Georgia; Wallingford, Connecticut; and Westborough and Lowell, Massachusetts, as well as in Bangalore, India; Cordoba, Argentina; Cork, Ireland; Linkoping, Sweden; Shenzhen, China; and Tel Aviv, Israel.

Research and development expenses in 2013, 2012 and 2011 were approximately $425.8 million, $170.7 million and $146.5 million, respectively. Research and development expenses as a percent of sales in 2013, 2012 and 2011 were approximately 11.8%, 12.6% and 13.5%, respectively. These costs include allocated common costs associated with information technology and facilities.

Intellectual Property

We have an active patenting program for protecting our innovations. During 2013, we enhanced our patent portfolio. We were awarded 142 patents and filed 168 utility patent applications and 110 provisional patent applications. As of January 31, 2014, the patenting program consisted of maintaining our portfolio of approximately 1,331 issued patents (both U.S. and foreign) and pursuing patent protection on new inventions (currently approximately 841 U.S. and foreign patent applications). In our effort to pursue new patents, we have created a process whereby employees may submit ideas of inventions for review by management. The review process evaluates each submission based on criteria that includes: novelty, potential commercial value of the invention, and detectability of infringement. Patent applications are filed on the inventions that meet the criteria.

Our patents and patent applications generally are in the areas of telecommunications hardware, software and related technologies. For technology that is not owned by us, we have a program for obtaining appropriate licenses to ensure that we have the necessary license coverage for our products. In addition, we have formed strategic relationships with leading technology companies to provide us with early access to technology and will help keep us at the forefront of our industry.

Although generally patents have a 20 year legal life, the relevant technology to which the patents apply often have much shorter lives. As such, the economic useful life of the patents is often the same as that of the associated developed technology due to the fact that technological obsolescence is shorter than the patent’s legal lives.

We also have a trademark program for protecting and developing trademarks. As of January 31, 2014, ARRIS had 372 registered or pending trademark registrations. Our trademark program includes procedures for the use of current trademarks and for the development of new trademarks. This program is designed to ensure that our employees properly use our registered trademarks and any new trademarks that are expected to develop strong brand loyalty and name recognition. The design of our trademark program is intended to protect our trademarks from dilution or cancellation.

From time to time there are significant disputes with respect to the ownership of the technology used in our industry and patent infringements. See Part I, Item 3, “Legal Proceedings.”

Product Sourcing and Distribution

We maintain a balance of internal and external manufacturing providers to remain competitive in quality, cost and flexibility to meet customer demands. We operate manufacturing facilities in Taipei, Taiwan and Tijuana, Mexico. We also use contract manufacturers located in China, Israel, Thailand, Mexico, and the United States.

We provide our contract manufacturers with rolling, non-binding forecasts, and we typically have a minimum of 60 days of purchase orders placed with them for products. Purchase orders for delivery within 60 days generally are not cancelable. Purchase orders with delivery past 60 days generally may be cancelled with penalties in accordance with each vendor’s terms. Each contract manufacturer provides a minimum 15-month warranty.

We manufacture a significant portion of our video set-top boxes and gateways in our manufacturing facility in Taipei, Taiwan. The factory is 209,000 square feet, and, as of December 31, 2013, the facility employed approximately 940 people. Current outsourcing arrangements include set-tops, modems, DTAs and IP set-tops.

We manufacture a portion of our Network & Cloud products in our manufacturing facility in Tijuana, Mexico. The factory is 83,124 square feet, and, as of December 31, 2013, the facility employed approximately 365 people. Current outsourcing arrangements include amplifiers, certain power supplies, accessories, optical modules, digital return modules, circuit boards, repair services, and video infrastructure equipment.

We distribute a substantial number of products that are not produced by us in order to provide our customers with a comprehensive portfolio offering. For instance, domestically, we distribute hardware and installation products that are distributed through regional warehouses in California, North Carolina, and Washington. Internationally, we distribute through regional warehouses in Canada, Japan, Germany, and the Netherlands, and through drop shipments from our contract manufacturers located throughout the world.

We obtain key components from numerous third-party suppliers. Our supply agreements include technology licensing and component purchase contracts. Several of our competitors have similar supply agreements for these components. In addition, we license software for operating network and security systems or sub-systems, and a variety of routing protocols from different suppliers.

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

Our backlog at December 31, 2013 was approximately $538.6 million, at December 31, 2012 was approximately $222.6 million, and at December 31, 2011 was approximately $148.5 million. We believe that all of the backlog existing at December 31, 2013 will be shipped in 2014.

Anticipated orders from customers may fail to materialize and delivery schedules may be deferred or cancelled for a number of reasons, including reductions in capital spending by network operators, customer financial difficulties, annual capital spending budget cycles, and construction delays.

Competition

The markets in which we participate are dynamic, highly competitive and require companies to react quickly and capitalize on change. We must retain skilled and experienced personnel, as well as deploy substantial resources to meet the changing demands of the industry and must be nimble to be able to capitalize on change. We compete with international, national and regional manufacturers, distributors and wholesalers including some companies that are larger than we are. Our major competitors include:

•	ADB Global;

•	Casa Systems, Inc.;

•	Cisco Systems, Inc.;

•	Commscope, Inc.;

•	Concurrent Computer Corporation;

•	Emcore Corporation;

•	Ericsson;

•	Harmonic, Inc.;

•	Hitron Technologies Americas Inc,;

•	Huawei;

•	Humax Co.;

•	Netgear;

•	Netgem;

•	Pace Plc;

•	RGB Networks;

•	Sagemcom;

•	Samsung;

•	SeaChange, Inc.;

•	SMC Networks;

•	Technicolor, Inc.;

•	Tivo Inc.;

•	Thomson Video Networks;

•	TOA Technologies;

•	TVC Communications, Inc.;

•	Ubee Interactive, Inc.;

•	Vecima Networks, Inc.; and

•	ZTE

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

The consumer demand for more broadband bandwidth is a fundamental driver behind the continued growth in CMTS and CCAP Edge Routing capacity deployed by cable operators worldwide. The CMTS/CCAP supplier space is highly competitive with strong historical players such as Cisco and announcements of new products from manufacturers such as Casa, Commscope and Harmonic. In the third quarter of 2013, according to Infonetics Research, CMTS, CCAP and Edge QAM Hardware and Subscribers Quarterly Worldwide and Regional Market Share, Size, and Forecasts, Third Quarter 2013, ARRIS maintained a number two worldwide CMTS/CCAP share with 35% share by revenue.

The ARRIS customer premises business consists of set-top boxes, video gateways, high-speed data modems and voice over IP enabled modems, EMTAs. Through the acquisition of the Motorola Home business, ARRIS became the world leader in the supply of set-top boxes and video gateways. According to Infonetics Research, Set-Top Boxes and Pay TV Subscribers Quarterly Worldwide Market Share and Forecasts for Third Quarter 2013, ARRIS was the leading provider of all video set-top boxes, gateways, and media players in the third quarter of 2013 with approximately 10.8% worldwide share of revenue. Infonetics tracks market share for 38 competitors in the very competitive set-top box market and estimates that Pace, Cisco, Echostar, Samsung, and Technicolor each attained over 5% share of third quarter 2013 revenue.

ARRIS has been a leader in the DOCSIS EMTA product category since its inception, and through the acquisition of the Motorola Home business, ARRIS is now a leader in the supply of all types of broadband CPE including DOCSIS, DSL, and FTTH. According to Infonetics Research, Broadband CPE Quarterly Worldwide Market Share and Forecasts for Third Quarter 2013, ARRIS was the number two worldwide provider of all broadband CPE products in the third quarter of 2013 with approximately 12.3% worldwide share of revenues.

Our multi-screen content management and protection products compete with many vendors offering on demand video and digital advertising insertion hardware and software, including Abode, Cisco, Concurrent Computer Corporation, Ericsson Irdeto, SeaChange International Inc., Tivo, Verimatrix, and others. Our operations management systems compete with vendors offering network management, mobile workforce management, network configuration management, and network capacity management systems in the U.S. such as TOA Technologies, Click Software and others, some of which may currently have greater sales in these areas than we do. In some instances, our customers internally develop their own software for these functions. However, we believe that we offer a more integrated solution that gives us a competitive advantage in supporting the requirements of both today’s distribution networks and the emerging all-digital, packet-based networks.

We also compete with companies such as Aurora Networks, Cisco, Harmonic, Hauwei, and ZTE for network distribution and acess equipment. In recent periods, competition in this market has also increased from aftermarket suppliers, whose primary focus is on the refurbishment of OEM equipment, resulting in additional competition for new sales opportunities. In addition, because of the convergence of the cable and telecommunications and rapid technological development, new competitors may enter this space.

Lastly, some of our competitors are larger companies with greater financial resources and product breadth than us. This may enable them to bundle products or be able to market and price products more aggressively than we can.

Employees

As of January 31, 2014, we had approximately 6,500 employees. ARRIS has no employees represented by unions within the United States. We believe that we have a strong relationship with our employees. Our future success depends, in part, on our ability to attract and retain key personnel. Competition for qualified personnel in the cable industry is intense, and the loss of certain key personnel could have a material adverse effect on us. We have entered into employment contracts with our key executive officers and have confidentiality agreements with substantially all of our employees. We also have long-term incentive programs that are intended to provide substantial incentives for our key employees to remain with us.

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

Several of our customers have accumulated significant levels of debt. These high debt levels, coupled with the continued turbulence in the capital markets, may impact their access to capital in the future. Even if the financial health of our customers remains intact, these customers may not purchase new equipment at levels we have seen in the past or expect in the future. While there has been improvement in the U.S. and global economy over the past year, we cannot predict the impact, if any, of any softening of the national of global economy or of specific customer financial challenges on our customer’s expansion and maintenance expenditures.

The markets in which we operate are intensely competitive, and competitive pressures may adversely affect our results of operations.

The markets in which we participate are dynamic, highly competitive and require companies to react quickly and capitalize on change. We must retain skilled and experienced personnel, as well as deploy substantial resources to meet the changing demands of the industry and must be nimble to be able to capitalize on change. We compete with international, national and regional manufacturers, distributors and wholesalers including some companies that are larger than we are. We list our major competitors in Part I, Item 1, “Business.”

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

Further, several of our larger competitors may be in a better position to withstand any significant, sustained reduction in capital spending by customers. They often have broader product lines and market focus and therefore are not as susceptible to downturns in a particular market. In addition, several of our competitors have been in operation longer than we have been, and therefore they have more established relationships with domestic and foreign broadband service users. We may not be able to compete successfully in the future, and competition may negatively impact our business.

Consolidations in the broadband communication systems industry could result in delays or reductions in purchases of products, which would have a material adverse effect on our business.

The broadband communication systems industry has historically experienced, and continues to experience, the consolidation of many industry participants. For example, Comcast, our largest customer in 2013, recently announced its proposed acquisition of Time Warner Cable, another of our top five customers. When consolidations occur, it is possible that the acquirer will not continue using the same suppliers, thereby possibly resulting in an immediate or future elimination of sales opportunities for us or our competitors. Even if sales are not reduced, consolidation can also result in pressure from customers for lower prices, reflecting the increase in the total volume of products purchased or the elimination of a price differential between the acquiring customer and the company acquired. Consolidations also could result in delays in purchasing decisions by the merged businesses. The purchasing decisions of the merged companies could have a material adverse effect on our business.

The broadband communications industry on which our business is focused is significantly impacted by technological change and open architecture solutions.

The broadband communication systems industry has gone through dramatic technological change resulting in service providers rapidly migrating their business from a one-way television service to a two-way communications network enabling multiple services, such as high-speed Internet access, residential telephony services, business telephony services and Internet access, digital television, video on demand and advertising services. New services, such as home security, power monitoring and control, HD television, 3-D television that are or may be offered by service providers, are also based on, and will be characterized by, rapidly evolving technology. The development of increasing transmission speed, density and bandwidth for Internet traffic has also enabled the provision of high quality, feature length video over the Internet. This so called over-the-top IP video service enables content providers such as Netflix and Hulu and portals like Google to provide video services on-demand, by-passing traditional video service providers. As these service providers enhance their quality and scalability, traditional broadband service providers are moving to match them and provide even more competitive services over their existing networks, as well as over-the-top IP video for delivery not only to televisions but to computers, tablets, and telephones in order to remain competitive. Our business is dependent on our ability to develop products that enable current and new customers to exploit these rapid technological changes. We believe the continued growth of over-the-top IP video represents a shift in the traditional video delivery paradigm, and we cannot predict the effect it will have on our business.

In addition, the broadband communication systems industry has and will continue to demand a move toward open standards. The move toward open standards is expected to increase the number of service providers that will offer new services. This trend is expected to increase the number of competitors and drive down the capital costs per subscriber deployed. These factors may adversely impact both our future revenues and margins.

The completion of the Motorola Home acquisition will continue to have a significant impact on our operations and financial statements going forward.

In April 2013, we completed our acquisition of the Motorola Home business, which was significantly larger than our business prior to the Acquisition. For the year ended December 31, 2012, Motorola Home had net sales of approximately $3.3 billion and total assets of approximately $2.5 billion, compared with our net sales of approximately $1.4 billion and total assets of $1.4 billion for the year ended December 31, 2012. In addition, we significantly increased our long-term debt in connection with the Acquisition. Given the significant increase in the size of our business as a result of the acquisition and the increase in our long-term debt, our historical results are not indicative of our combined operations going forward.

The anticipated benefits from acquiring the Motorola Home business may not be realized.

We acquired the Motorola Home business with the expectation that the transaction would result in various benefits, including, among other things, enhancing our current and future product offerings, strengthening our ability to capitalize on and manage changing industry trends and broadening our customer base.

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

The process of combining operations could cause an interruption of, or loss of momentum in, our business and the possible loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with the acquisition and the integration of the two companies’ operations could have an adverse effect on the business, results of operations, financial condition or prospects of the combined company after the acquisition. In addition, we may experience unexpected difficulties and/or delays in combining Motorola Home systems with ours, including the subsequent testing related to applicable internal controls, or the discovery of material weaknesses with such internal controls, in a timely fashion which could have an adverse effect on our operations.

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

Our use of the “Motorola” brand name is limited.

In connection with our acquisition of Motorola Home, we were granted the right, as extended, subject to certain conditions, to continue to use the Motorola brand name on certain products for a period of two years after the acquisition. We sell those products in geographic regions and through distribution channels, especially retail, under the Motorola brand where the “ARRIS” brand is not as recognized.

Shelf space in retail outlets can also be impacted by how recognizable a brand is by customers. If we are unable to successfully rebrand those products, our sales in those regions and channels may decrease. Further, the loss of the use of the “Motorola” brand may result in a lower amount of shelf space, or space in less desirable areas, which may also impact our sales.

While we have greater overall customer diversification following the Motorola Home acquisition, our business remains concentrated in a few key customers. The loss of one of these customers or a significant reduction in sales to one of these customers would have a material adverse effect on our business.

Our three largest customers (including their affiliates, as applicable) are Comcast, Time Warner Cable and Verizon. For the year ended December 31, 2013, sales to Comcast accounted for approximately 18.6% of our total revenue, sales to Time Warner Cable accounted for approximately 9.9% of our total revenue and sales to Verizon accounted for approximately 9.9% of our total revenue. While we have seen greater overall customer diversification as a result of the Motorola Home acquisition, sales to several customers, including Verizon, have also significantly increased. The loss of one of our large customers, or a significant reduction in the products or services provided to any of them would have a material adverse impact on our business. For many of these customers, we also are one of their largest suppliers. As a result, if from time-to-time customers elect to purchase products from our competitors in order to diversify their supplier base and to dual-source key products or to curtail purchasing due to budgetary or market conditions, such decisions could have material consequences to our business. In addition, because of the magnitude of our sales to these customers the terms and timing of our sales are heavily negotiated, and even minor changes can have a significant impact upon our business.

We may face higher costs associated with protecting our intellectual property or obtaining necessary access to the intellectual property of others.

Our future success depends in part upon our proprietary technology, product development, technological expertise and distribution channels. We cannot predict whether we can protect our technology or whether competitors can develop similar technology independently. Given the dependence within our industry on patented technology, there are frequent claims and related litigation regarding patent and other intellectual property rights. We have received, directly or indirectly, and expect to continue to receive, from third parties, including some of our competitors, notices claiming that we, or our customers using our products, have infringed upon third-party patents or other proprietary rights. We are a defendant in several proceedings (and other proceedings have been threatened) in which our customers were sued for patent infringement and sued, or made claims against, us and other suppliers for indemnification, and we may become involved in similar litigation involving these and other customers in the future, including as a result of our acquisition of Motorola Home. These claims, regardless of their merit, could result in costly litigation, divert the time, attention and resources of our management, delay our product shipments, and, in some cases, require us to enter into royalty or licensing agreements. If a claim of product infringement against us is successful and we fail to obtain a license or develop non-infringing technology, we may be prohibited from marketing or selling certain products which could materially affect our business and operating results. In addition, the payment of any damages or any necessary licensing fees or indemnification costs associated with a patent infringement claim could be material and could also materially adversely affect our operating results.

Our indebtedness significantly increased in connection with our Motorola Home acquisition, which could limit our operations and opportunities, make it more difficult for us to pay or refinance our debts and/or may cause us to issue additional equity in the future, which would increase the dilution of our stockholders or reduce earnings.

As of December 31, 2013, we had approximately $1.7 billion in total indebtedness. In addition, we have a $247.5 million available under our revolving line of credit to support our working capital needs. Our debt service obligations with respect to this increased indebtedness could have an adverse impact on our earnings and cash flows for as long as the indebtedness is outstanding.

This significant indebtedness could also have important consequences to stockholders. For example, it could:

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

Based upon current levels of operations, we expect to be able to generate sufficient cash on a consolidated basis to make all of the principal and interest payments when such payments are due under our senior secured credit facilities; but there can be no assurance that we will be able to repay or refinance such borrowings and obligations.

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

Our financial statements reflect substantial goodwill and intangible assets, approximately $935.6 million and $1,176.2 million, respectively, as of December 31, 2013, that was recognized in connection with acquisitions including the Motorola Home acquisition.

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

We recorded a non-cash goodwill impairment charge of $41.2 million and a non-cash intangible asset impairment charge of $47.4 million relating to our former Media and Communications Systems segment (now included in our Network & Cloud segment) during the fourth quarter of 2011. No goodwill or intangible asset impairments were recorded in 2012 and 2013. As the ongoing expected cash flows and carrying amounts of our remaining goodwill and intangible assets are assessed, changes in the economic conditions, changes to our business strategy, changes in operating performance or other indicators of impairment could cause us to realize additional impairment charges in the future. For additional information, see the discussion under “Critical Accounting Policies” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We may have difficulty in forecasting our sales.

Because a significant portion of the purchases by our customers are discretionary, accurately forecasting sales is difficult. In addition, in recent years our customers have submitted their purchase orders less evenly over the course of each quarter and year and with shorter lead times than they have historically. This, coupled with the significant increase in the size of our operations as a result of the Motorola Home acquisition, has made it even more difficult for us to forecast sales and other financial measures, which can result in us maintaining inventory levels that are too high or too low for our ultimate needs.

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

Defects within our products could have a material impact on our results.

Many of our products are complex technology that include both hardware and software components. It is not unusual for software, especially in earlier versions, to contain bugs that can unexpectedly interfere with expected operations. While we employ rigorous testing prior to the shipment of our products, defects, including those resulting from components we purchase, may still occur from time to time. Product defects could impact our reputation with our customers which may result in fewer sales. In addition, depending on the number of products affected, the cost of fixing or replacing such products could have a material impact on our operating results.

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

In addition, we own manufacturing facilities located in Tijuana, Mexico and Taipei, Taiwan. These operations are exposed to certain risks as a result of its location, including:

•	changes in international trade laws including those affecting our import and export activities;

•	changes in labor laws and regulations affecting our ability to hire and retain employees;

•	fluctuations of foreign currency and exchange controls;

•	potential political instability and changes in government;

•	potential regulatory changes; and

•	general economic conditions

Any of these risks could interfere with the operation of our facilities and result in reduced production, increased costs, or both. In the event that production capacity of either of these facilities is reduced, we could fail to ship products on schedule and could face a reduction in future orders from dissatisfied customers. If our costs to operate these facilities increase, our margins would decrease. Reduced shipments and margins would have an adverse effect on our financial results.

Regional instability in Israel may adversely affect business conditions, including the operations of our contract manufacturers, and may disrupt our operations and negatively affect our operating results.

A portion of our research and development operations and a portion of our contract manufacturing occur in Israel. We also have customer service, marketing and general and administrative employees at our Israeli facility. Accordingly, we are directly impacted by the political, economic and military conditions affecting Israel, and any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could significantly harm our business. In addition, in the past, Israel and companies doing business with Israel have been the subject of economic boycott. Israel has also been and continues to be subject to civil unrest and terrorist activity, with varying levels of severity. Security and political conditions may have an adverse impact on our business in the future. Hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could adversely affect our operations and make it more difficult for us to retain or recruit qualified personnel in Israel.

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

On an ongoing basis we are exposed to various changes in foreign currency rates because significant sales are denominated in foreign currencies. Additionally, certain intercompany transactions created in conjunction with the Motorola Home acquisition are denominated in foreign currencies and subject to revaluation. These changes can impact our results of operations, cash flows and financial position. We manage these risks through regular operating and financing activities and periodically use derivative financial instruments such as foreign exchange forward and option contracts. There can be no assurance that our risk management strategies will be effective. Argentina is currently experiencing significant currency devaluation. We cannot predict the impact of such devaluation on our business in Argentina.

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

New regulations related to conflict minerals may adversely affect us.

We are subject to recently adopted SEC disclosure obligations relating to its use of so-called “conflict minerals” - columbite-tantalite, cassiterite (tin), wolframite (tungsten) and gold. These minerals are present in a significant number of our products. The first reports under the disclosure obligations are due to be filed with the SEC not later than May 2014 and cover the Company’s activities during 2013.

Although we expect to be able to file the required report on time, in preparing to do so we are dependent upon the implementation of new systems and processes and information supplied by suppliers of products that contain, or potentially contain, conflict minerals. To the extent that the information that we receive from our suppliers is inaccurate or inadequate or our processes in obtaining that information do not fulfill the SEC’s requirements, we could face reputational risks. Further, if we are unable to certify that our products are conflict mineral free, we may face challenges with our customers, which could place us at a competitive disadvantage. The Company is currently in the process of assessing compliance and does not believe there will be any material financial or business impact on the Company as a result.

Cyber-security incidents, including data security breaches or computer viruses, could harm our business by disrupting our delivery of services, damaging our reputation or exposing us to liability.

We receive, process, store and transmit, often electronically, the confidential data of our clients and others. Unauthorized access to our computer systems or stored data could result in the theft or improper disclosure of confidential information, the deletion or modification of records or could cause interruptions in our operations. These cyber-security risks increase when we transmit information from one location to another, including transmissions over the Internet or other electronic networks. Despite implemented security measures, our facilities, systems and procedures, and those of our third-party service providers, may be vulnerable to security breaches, acts of vandalism, software viruses, misplaced or lost data, programming and/or human errors or other similar events which may disrupt our delivery of services or expose the confidential information of our clients and others. Any security breach involving the misappropriation, loss or other unauthorized disclosure or use of confidential information of our clients or others, whether by us or a third party, could (i) subject us to civil and criminal penalties, (ii) have a negative impact on our reputation, or (iii) expose us to liability to our clients, third parties or government authorities. Any of these developments could have a material adverse effect on our business, results of operations and financial condition. We have not experienced any such incidents that have had material consequences to date.

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

Our common stock may be subordinate to classes of preferred shares issued in the future in the payment of dividends and other distributions made with respect to common stock, including distributions upon liquidation or dissolution. Our Certificate of Incorporation permits our board of directors to issue preferred shares without first obtaining stockholder approval. If we issued preferred shares, these additional securities may have dividend or liquidation preferences senior to the common stock. If we issue convertible preferred shares, a subsequent conversion may dilute the current common stockholders’ interest. Also, the issuance of preferred shares or rights to acquire preferred shares may have an anti-takeover impact.

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

Our corporate headquarters are located in Suwanee, Georgia. We own sites in Apodaca, Mexico; Cary, North Carolina; Horsham, Pennsylvania; San Diego, California; and Hsin Tien, Taiwan. We operate manufacturing and warehouse facilities, research and development, administrative and sales offices in various locations in the United States and in many foreign countries. These properties are generally included in the geography operating segment in which they are located.

As of December 31, 2013, we have approximately 34 principal leased facilities, 21 of which are located in the North America and 13 of which are located in other countries. Larger leased sites include properties location in Bangalore, India, Beaverton, Oregon, Cordoba, Argentina, Linkoping, Sweden, Lisle, Illinois, Lowell, Massachusetts, Marlborough, Massachusetts, Ontario, California, Santa Clara, California, Tel Aviv, Israel, Tijuana, Mexico, and Wallingford, Connecticut.

We believe that our existing facilities, including both owned and leased, are in good condition and suitable for the conduct of our business. We generally consider that the facilities are being appropriately utilized and that they have sufficient production capacity for their present intended purposes. The extent of utilization of such facilities varies from plant to plant and from time to time during the year. For additional information regarding our obligations under property leases, see Note 18 Commitments of Notes to the Consolidated Financial Statements.

Item 3.	Legal Proceedings

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

AIP v. MSOs,    C.A. 12-cv-01690 et al., District of Delaware. On December 11, 2012, AIP filed several suits against service providers alleging infringement of four U.S. patents. The complaint requests unspecified damages for infringement and injunction against future infringement. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify one or more of the MSOs and/or pay damages for utilizing certain technology.

Bear Creek Technologies v. MSOs,    C.A.No. 2:11-cv-00103, District of Delaware. In February 2011, Bear Creek sued MSOs, Telcos and other VoIP service providers for infringement of US Patent No. 7,889,722, relating to EMTAs. Certain of our customers have requested that we provide indemnification. The complaint requests unspecified damages for past infringement and injunction against future infringement. To date, no evidence of damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify the MSOs, pay damages and/or cease utilizing certain technology.

C-Cation v. ARRIS et al.,    C.A. 14-cv-00059, Eastern District of Texas. On February 4, 2014, C-Cation filed suit against TWC, ARRIS, Cisco and Casa alleging infringement of U.S. Patent No. 5,563,883 relating to channel management. The complaint requests unspecified damages for past and future infringement. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify one or more of the MSOs and/or pay damages for utilizing certain technology.

Constellation Technologies v. Time Warner Cable (TWC),    2:13-cv-01079, U.S. District Court, Eastern District of Texas; and ARRIS v. Constellation Technologies and Rockstar Consortium, 14-cv-00114 (UNA), U.S. District Court, District of Delaware. On December 11, 2013, Constellation Technologies sued TWC alleging infringement of six US patents acquired from Nortel through Rockstar Consortium. The complaint alleges unspecified damages for past infringement. On January 30, 2014 ARRIS filed suit against Constellation Technologies and Rockstar Consortium alleging that the Nortel patent portfolio is the subject of a previous license to ARRIS, that the licensing tactics amount to unfair competition, as well as non-infringement and invalidity of eight U.S. patents 5,471,474; 5,761,197; 6,128,298; 6,128,649; 6,130,893; 6,321,253; 7,154,879; and 8,464,299 formerly part of the Nortel portfolio. Several MSOs have asked ARRIS (and other suppliers, including Cisco) to indemnify them. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify one or more of the MSOs, pay damages and/or cease utilizing certain technology.

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

Dragon Intellectual Property v. MSOs,    C.A. 13-cv-02069; 13-cv-02063, etc., District of Delaware (RGA). Dragon IP filed suit against several MSOs alleging infringement of US Patent No. 5,930,444. The complaint requests unspecified damages for infringement and injunction against future infringement. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify the MSOs, pay damages and/or cease utilizing certain technology.

EON Corp. IP Holdings v. AT&T,    C.A. 11-cv-01555, District of Puerto Rico. On June 14, 2011, EON filed suit against AT&T alleging infringement of six U.S. patents. The complaint requests unspecified damages for infringement and injunction against future infringement. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify AT&T, pay damages and/or cease utilizing certain technology.

FutureVision.com v. MSOs,    C.A. 12-cv-00386, Eastern District of Texas. On June 18, 2012, FutureVision.com filed suit against several service providers alleging infringement of U.S. Patent No. 5,877,755 relating to an interactive broadband multimedia systems. The complaint requests unspecified damages for past and future infringement. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify one or more of the MSOs and/or pay damages for utilizing certain technology.

Innovative Wireless v. ARRIS,    C.A. 13-cv-01857, District of Delaware (RGA). Innovative Wireless filed suit against ARRIS alleging infringement of three US Patents: 5,912,895; 6,327,264; and 6,587,473. The complaint requests unspecified damages for infringement. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS or its suppliers may be required to pay damages for utilizing certain technology.

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

KTech Telecommunications Inc. v. TWC,    C.A. 2:11-cv-09373, Central District of California. On November 9, 2011, KTech Telecommunications filed suit against Time Warner Cable alleging infringement of

U.S. Patent Nos. 6,785,903, 7,487,533, 7,761,893, and 7,984,469. The complaint requests unspecified damages for past infringement and injunction against future infringement. To date, no evidence of damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify the Time Warner Cable, pay damages and/or cease utilizing certain technology.

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

Preservation Technologies v. AT&T,    C.A. 11-cv-01860, Central District of California. On December 2, 2011, Preservation Tech. filed suit against several service providers alleging infringement of six U.S. patents. The complaint requests unspecified damages for infringement and injunction against future infringement. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify AT&T, pay damages and/or cease utilizing certain technology.

Steelhead Licensing v. Comcast,    C.A. 13-cv-02076, District of Delaware (RGA). Stealhead filed suit against Comcast alleging infringement of US Patent No. 8,082,318. The complaint requests unspecified damages for infringement and injunction against future infringement. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify Comcast, pay damages and/or cease utilizing certain technology.

TransVideo Electronics v. TWC,    C.A. 12-cv-01740, District of Delaware (RGA). TransVideo filed suit against TWC alleging infringement of US Patent Nos. 5,594,936 and 5,991,801. The complaint requests unspecified damages for infringement and injunction against future infringement. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify TWC, pay damages and/or cease utilizing certain technology.

United Access Technologies v. AT&T,    C.A. 11-cv-00338, District of Delaware. On April 15, 2011, United Access Technologies filed suit against AT&T alleging infringement of three U.S. patents. The complaint requests unspecified damages for past and future infringement. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify AT&T and/or pay damages for utilizing certain technology.

US Ethernet Innovations v. AT&T,    C.A. 10-cv-05254, Northern District of California. On November 19, 2010, US Ethernet Innovations filed suit against a multitude of parties alleging infringement of four U.S. patents, for which we believe ARRIS is indemnified by another supplier. The complaint requests unspecified damages for infringement and injunction against future infringement. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify AT&T, pay damages and/or cease utilizing certain technology.

Williamson (At Home) v. Verizon and AT&T,    C.A. 11-cv-04948, Southern District of New York. On July 19, 2011, Williamson filed suit against Verizon and AT&T on behalf of the At Home bankruptcy estate alleging infringement of four patents alleged to cover regionalized multicasting services. The complaint requests unspecified damages for past infringement and injunction against future infringement. To date, no evidence of damages has been introduced. The case has been split, in that the defendants will have separate trials and the complaint against AT&T may be moved to the Northern District of Texas at an appropriate time. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify AT&T and Verizon, pay damages and/or cease utilizing certain technology.

In the acquisition agreement entered into in connection with the acquisition of the Motorola Home business, a subsidiary of Google (which Google recently has agreed to sell to Lenovo) agreed to indemnify, defend and hold harmless ARRIS and various related parties with respect to, among other things, any losses suffered by ARRIS as a result of a court order involving, or the settlement of, certain agreed-upon litigation, including the five lawsuits described above that reference this indemnification obligation. There are various limitations upon this obligation, the most significant of which is that ARRIS was responsible for 50% of the first $50.0 million (i.e., $25.0 million) of losses attributable to past infringements as well as 50% of the first $50.0 million (i.e., $25.0 million) of future royalty payments and the costs of devising and implementing redesigns intended to avoid infringement. As a result of the settlement of Motorola Mobility’s litigation with TiVo, these particular obligations for contribution by ARRIS have been exhausted and ARRIS has made the payments for which it is responsible.

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

Item 4.	Mine Safety Disclosures

Not Applicable

Item 4A.	Executive Officers and Board Committees

Executive Officers of the Company

The following table sets forth the name, age as of February 27, 2014, and position of our executive officers.

Name	Age	Position
Robert J. Stanzione	66	Chief Executive Officer, Chairman of the Board
Lawrence A. Margolis	66	Executive Vice President, Law and Administration and Secretary
David B. Potts	56	Executive Vice President, Chief Financial Officer
Bruce W. McClelland	47	President, Network & Cloud
Lawrence Robinson	46	President, Customer Premises Equipment
Ronald M. Coppock	59	President, Worldwide Sales
James R. Brennan	52	Senior Vice President, Supply Chain & Quality
Marc S. Geraci	60	Senior Vice President, Treasurer

Robert J. Stanzione has been Chief Executive Officer since 2000. From 1998 through 1999, Mr. Stanzione was President and Chief Operating Officer of ARRIS and its predecessors. Mr. Stanzione has been a director of ARRIS since 1998 and has been the Chairman of the Board of Directors since 2003. From 1995 to 1997, he was President and Chief Executive Officer of Arris Interactive L.L.C. From 1969 to 1995, he held various positions with AT&T Corporation. Mr. Stanzione has served as a director of Symmetricom, Inc. since 2005. Mr. Stanzione also serves on the board of the National Cable Telecommunications Association and The Cable Center.

Lawrence A. Margolis has been Executive Vice President, Law and Administration since 2004 and has served as the Secretary of ARRIS and its predecessors since 1992. Mr. Margolis was the Chief Financial Officer from 1992 to 2004. Prior to joining ARRIS, Mr. Margolis was Vice President, General Counsel and Secretary of Anixter, Inc., a global communications products distribution company, from 1986 to 1992 and General Counsel and Secretary of Anixter from 1984 to 1986. Prior to 1984, he was a partner at the law firm of Schiff Hardin & Waite.

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

Bruce W. McClelland was appointed President of Network & Cloud in April 2013 and is responsible for overseeing the company’s portfolio of network technologies including CCAP, CMTS, QAM, Video Processing and Wireline technologies. Previously, Mr. McClelland was Group President, Products and Services after serving as the President of the Broadband Communications System Business Unit, and before that, as Vice President of Engineering for ARRIS Broadband. Prior to joining ARRIS in 1999 as Vice President of Engineering, he had eleven years of experience with Nortel Networks where he was responsible for development efforts on Nortel Networks’ Signaling System 7 and the Class 4/5 DMS switching product line.

Lawrence Robinson was appointed President of Customer Premises Equipment in April 2013 and is responsible for overseeing the company’s portfolio of digital cable set-tops, including DVB and IP Gateway platforms, IPTV solutions and broadband devices incorporating the latest DOCSIS and DSL technologies. Mr. Robinson assumed his current role after the ARRIS acquisition of Motorola Home business where he was responsible for its video, voice and data devices business, including set-top boxes, modems and gateways. In addition to his broadband and video industry experience, Mr. Robinson brings more than a decade of experience in large scale, aerospace communications systems, in addition to management consulting experience with PricewaterhouseCoopers, LLP.

Ronald M. Coppock has been President of ARRIS Worldwide Sales since 2003. Prior to his current role, Mr. Coppock was President of International Sales since 1997 and was formerly Vice President International Sales and Marketing for TSX Corporation. Mr. Coppock has been in the cable television and satellite communications industry for over 20 years, having held senior management positions with Scientific-Atlanta, Pioneer Communications and Oak Communications. Mr. Coppock is an active member of the American Marketing Association and serves on the Cystic Fibrosis Foundation Board. Mr. Coppock is also a member of the Cable TV Pioneers.

James R Brennan was appointed Senior Vice President of Supply Chain and Quality in April 2013 and is responsible for leading the supply chain, quality and operation services and solutions that deliver financial results, customer satisfaction and industry leading practices. Prior to his current role, Mr. Brennan held a similar role as the Corporate Vice President of Supply Chain and Quality for the Motorola Home business. Prior to joining Motorola in 2000, Mr. Brennan held leadership positions at General Instrument in Operations and Northrop Grumman/Vought Aircraft in engineering development, manufacturing, and flight test operations and quality.

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

Board Committees

Our Board of Directors has three permanent committees: Audit, Compensation, and Nominating & Corporate Governance. The charters for all three committees are located on our website at www.arrisi.com. The Board believes that each of its members, with the exception of Mr. Stanzione, is independent, as defined by the SEC and NASDAQ rules. The Board has identified Harry Bosco as the lead independent director. Additionally, the Board has identified Matthew Kearney as an audit committee financial expert.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

ARRIS’ common stock is traded on the NASDAQ Global Select Market under the symbol “ARRS.” The following table reports the high and low trading prices per share of our common stock as listed on the NASDAQ Global Market System:

	High	Low
2012 First Quarter	$12.69	$10.46
Second Quarter	13.98	10.89
Third Quarter	14.20	11.80
Fourth Quarter	15.90	12.40

2013 First Quarter	$17.98	$15.09
Second Quarter	17.55	14.07
Third Quarter	17.23	14.15
Fourth Quarter	24.40	16.34

We have not paid cash dividends on our common stock since our inception.

As of January 31, 2014, there were approximately 472 record holders of our common stock. This number excludes shareholders holding stock under nominee or street name accounts with brokers or banks.

Issuer Purchases of Equity Securities

The table below sets forth the purchases of ARRIS common stock for the quarter ended December 31, 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
October 2013	5,429	$17.05	—	19,630
November 2013	1,102	$19.42	—	19,630
December 2013	1,274	$21.36	—	19,630

(1)	Includes approximately 7,805 shares repurchased to satisfy tax withholding obligations that arose on the vesting of shares of restricted stock and restricted stock units.

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

Following the acquisition of Motorola Home, the Company determined not to make stock repurchases, but it could resume them at any time in the future, subject to limitations in its credit agreement.

Stock Performance Graph

Below is a graph comparing total stockholder return on the Company’s stock from December 31, 2008 through December 31, 2013, with the Standard & Poor’s 500 and the Index of NASDAQ U.S. Stocks of entities in the industry of electronics and electrical equipment and components, exclusive of computer equipment (SIC 3600-3699), prepared by the Research Data Group, Inc.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among ARRIS Group Inc., the S&P 500 Index, and SIC Codes 3600 - 3699

*$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

Copyright© 2014 S&P, a division of The McGraw Hill Companies Inc. All rights reserved.

	12/08	12/09	12/10	12/11	12/12	12/13
ARRIS Group Inc.	100.00	143.77	141.13	136.10	187.92	306.16
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
SIC Codes 3600—3699	100.00	155.93	175.23	159.76	171.10	229.64
Copyright© 2014 Standard & Poor’s, a division of The McGraw-Hill Companies Inc. All rights reserved. (www.researchdatagroup.com/S&P.htm)

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

The selected consolidated financial data as of December 31, 2013 and 2012 and for each of the three years in the period ended December 31, 2013 set forth below are derived from the accompanying audited consolidated financial statements of ARRIS, and should be read in conjunction with such statements and related notes thereto. The selected consolidated financial data as of December 31, 2011, 2010, and 2009 and for the years ended December 31, 2010 and 2009 is derived from audited consolidated financial statements that have not been included in this filing. The historical consolidated financial information is not necessarily indicative of the results of future operations and should be read in conjunction with ARRIS’ historical consolidated financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document.

On April 17, 2013, we completed our acquisition of Motorola Home and applied the acquisition method of accounting for the business combination. The selected balance sheet data as of December 31, 2013 represents the consolidated statement of financial position of the combined company. The consolidated operating data for the year ended December 31, 2013 include approximately eight months of operating results of the combined company.

See Note 25 of the Notes to the Consolidated Financial Statements for a summary of our quarterly consolidated financial information for 2013 and 2012 (in thousands, except per share data).

	2013	2012	2011	2010	2009
Consolidated Operating Data:
Net sales	$3,620,902	$1,353,663	$1,088,685	$1,087,506	$1,107,806
Cost of sales	2,598,154	891,086	678,172	663,417	645,043

Gross margin	1,022,748	462,577	410,513	424,089	462,763
Selling, general, and administrative expenses	338,252	161,338	148,755	137,694	148,403
Research and development expenses	425,825	170,706	146,519	140,468	124,550
Acquisition, integration and other costs	45,471	6,207	3,205	—	—
Impairment of goodwill & intangibles	—	—	88,633	—	—
Amortization of intangible assets	193,637	30,294	33,649	35,957	37,361
Restructuring charges	37,576	6,761	4,360	65	3,702

Operating (loss) income	(18,013)	87,271	(14,608)	109,905	148,747
Interest expense	67,888	17,797	16,939	17,965	17,670
Loss (gain) on debt retirement	—	—	19	(373)	(4,152)
Interest income	(2,936)	(3,242)	(3,154)	(1,997)	(1,409)
Other expense (income), net	10,487	(176)	(1,471)	94	2,731
Loss (gain) on investments and notes receivable	2,698	(1,404)	1,570	(414)	(711)

Income (loss) before income taxes	(96,150)	74,296	(28,511)	94,630	134,618
Income tax expense (benefit)	(47,390)	20,837	(10,849)	30,502	43,849

Net (loss) income	$(48,760)	$53,459	$(17,662)	$64,128	$90,769

Net (loss) income per common share:
Basic	$(0.37)	$0.47	$(0.15)	$0.51	$0.73
Diluted	$(0.37)	$0. 46	$(0.15)	$0.50	$0.71
Selected Balance Sheet Data:
Total assets	$4,332,102	$1,405,894	$1,360,810	$1,424,087	$1,475,616
Long-term obligations	$1,907,993	$74,785	$286,749	$282,087	$295,696

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

On April 17, 2013 we acquired the Motorola Home business from General Instrument Holdings, Inc., a subsidiary of Google, Inc. for $2.4 billion in cash and equity, subject to certain adjustments as provided for in the acquisition agreement (the “Acquisition”). For more detail, see “Item 1 — Business — Acquisition of Motorola Home.” As described above, we more than doubled in size as a result of the Acquisition, which had significant effects on virtually every aspect of our business and operations and which make comparisons in this discussion to our historical results difficult.

In addition, we have reduced our reportable operating segments from three to two. For more detail, see “Item 1 — Business — New Operating Segments” and Note 11 to Notes to our Consolidated Financial Statements. Readers should consider the size and transformative nature of the Acquisition when reviewing this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Business and Financial Highlights:

Business Highlights

•	Acquired Motorola Home in April 2013.

•	Significantly expanded our scale

•	Increased our international presence

•	Expanded the breath of our product offering

•	Diversified our customer base

•	Integrated Motorola Home throughout 2013 including product and site rationalization.

•	Launched key new products in 2013 notably the E6000 and the XG1 gateway.

Financial Highlights

•	Sales in 2013 were $3.621 billion as compared to $1.354 billion in 2012. This increase is primarily the result of the Acquisition.

•

Gross margin percentage was 28.2% in 2013, which compares to 34.2% in 2012. The year over year decline reflects the inclusion of the Motorola Home products, which in the aggregate have lower overall margins than the historic ARRIS products.

•

Total operating expenses (excluding amortization of intangible assets, restructuring charges, acquisition, integration and other costs) in the 2013 were $764.1 million, as compared to $332.0 million in the same period last year. The increase is the result of the inclusion of expenses associated with the Acquisition.

•	Intangible amortization increased from $30.3 million in 2012 to $193.6 million in 2013 as a result of the Acquisition.

•	In 2013, we issued 21.2 million shares to partially fund the acquisition of Motorola Home.

•

We ended 2013 with $513.4 million of cash, cash equivalents, short-term & long-term marketable security investments, which compares to $584.0 million at the end of 2012. We generated approximately $570.9 million of cash from operating activities in 2013 and $84.4 million during 2012.

•

We ended 2013 with outstanding debt of $1,752.6 million, the current portion of which is $55.0 million. We significantly added to our debt in 2013 to acquire Motorola Home. We repaid $172.4 million of our Term Loans in 2013, including a $125 million optional repayment.

•	We redeemed our 2% Convertible Notes during the fourth quarter of 2013 for $232.0 million in cash and 3.1 million shares of ARRIS common stock.

Non-GAAP Measures

As part of our ongoing review of financial information related to our business, we regularly use non-GAAP measures, in particular non-GAAP net income per share, as we believe they provide a meaningful insight into our business and trends. We also believe that these non-GAAP measures provide readers of our financial statements with useful information and insight with respect to the results of our business. However, the presentation of non-GAAP information is not intended to be considered in isolation or as a substitute for results prepared in accordance with GAAP. Below are tables for 2013, 2012 and 2011 which detail and reconcile GAAP and non-GAAP earnings per share:

(in thousands, except per share data)	For the Year Ended December 31, 2013
	Sales	Gross Margin	Operating Expense	Operating Income (Loss)	Other (Income) Expense	Income Tax Expense (Benefit)	Net Income (Loss)
Amounts in accordance with GAAP	$3,620,902	$1,022,748	$1,040,761	$(18,013)	$78,137	$(47,390)	$(48,760)
Reduction in revenue related to Comcast’s investment in ARRIS	13,182	13,182	—	13,182	—	—	13,182
Acquisition accounting impacts related to fair value of inventory	—	53,782	—	53,782	—	—	53,782
Acquisition accounting impacts related to deferred revenue	7,121	5,545	—	5,545	—	—	5,545
Product Rationalization	—	16,473	—	16,473	—	—	16,473
Stock compensation expense	—	4,269	(31,520)	35,789	—	—	35,789
Amortization of intangible assets	—	—	(193,637)	193,637	—	—	193,637
Restructuring, acquisition, integration and other costs	—	—	(83,046)	83,046	—	—	83,046
Credit facility — ticking fees	—	—		—	(865)	—	865
Mark-to-market FV adjustment related to Comcast’s investment in ARRIS	—	—	—	—	(13,189)	—	13,189
Non-cash interest expense	—	—		—	(9,926)	—	9,926
Net tax items	—	—	—	—	—	152,883	(152,883)

Non-GAAP amounts	$3,641,205	$1,115,999	$732,558	$383,441	$54,157	$105,493	$223,791

GAAP net loss per share — diluted							$(0.37	)(1)

Non-GAAP net income per share — diluted							$1.66

Weighted average common shares — basic							131,980

Weighted average common shares — diluted							135,136

(1)	Basic shares used as losses were reported for those periods and the inclusion of dilutive shares would be antidilutive

(in thousands, except per share data)	For the Year Ended December 31, 2012
	Gross Margin	Operating Expense	Operating Income (Loss)	Other (Income) Expense	Income Tax Expense (Benefit)	Net Income (Loss)
Amounts in accordance with GAAP	$462,577	$375,306	$87,271	$12,975	$20,837	$53,459
Acquisition accounting impacts related to deferred revenue	2,899	—	2,899	—	—	2,899
Stock compensation expense	3,169	(24,737)	27,906	—	—	27,906
Amortization of intangible assets	—	(30,294)	30,294	—	—	30,294
Restructuring, acquisition, integration and other costs	—	(12,968)	12,968	—	—	12,968
Settlement Charge — Pension	—	(3,064)	3,064	—	—	3,064
Impairment of investment	—	—	—	(533)	—	533
Non-cash interest expense	—	—	—	(12,358)	—	12,358
Net tax items	—	—	—	—	34,615	(34,615)

Non-GAAP amounts	$468,645	$304,243	$164,402	$84	$55,452	$108,866

GAAP net income per share — diluted						$0.46

Non-GAAP net income per share — diluted						$0.93

Weighted average common shares — basic						114,161

Weighted average common shares — diluted						116,514

(in thousands, except per share data)	For the Year Ended December 31, 2011
	Gross Margin	Operating Expense	Operating Income (Loss)	Other (Income) Expense	Income Tax Expense (Benefit)	Net Income (Loss)
Amounts in accordance with GAAP	$410,513	$425,121	$(14,608)	$13,903	$(10,849)	$(17,662)
Acquisition accounting impacts related to deferred revenue	3,126	—	3,126	—	—	3,126
Stock compensation expense	2,040	(20,015)	22,055	—	—	22,055
Restructuring, acquisition, integration and other costs	—	(7,565)	7,565	—	—	7,565
Amortization of intangible assets	—	(33,649)	33,649	—	—	33,649
Impairment of goodwill and intangible assets	—	(88,633)	88,633	—	—	88,633
Non-cash interest expense	—	—	—	(11,545)	—	11,545
Impairment of investment	—	—	—	(3,000)	—	3,000
Loss on retirement of debt	—	—	—	(19)	—	19
Net tax items	—	—	—	—	52,226	(52,226)

Non-GAAP amounts	$415,679	$275,259	$140,420	$(661)	$41,377	$99,704

GAAP net loss per share — diluted						$(0.15	)(1)

Non-GAAP net income per share — diluted						$0.81

Weighted average common shares — basic						120,157

Weighted average common shares — diluted						122,555

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

Acquisition Accounting Impacts Related to Deferred Revenue:    In connection with our acquisitions of Motorola Home and BigBand, business combination rules require us to account for the fair values of arrangements for which acceptance has not been obtained, and post contract support in our purchase accounting. The non-GAAP adjustment to our sales and cost of sales is intended to include the full amounts of such revenues. We believe the adjustment to these revenues is useful as a measure of the ongoing performance of our business. We have historically experienced high renewal rates related to our support agreements and our objective is to increase the renewal rates on acquired post contract support agreements; however, we cannot be certain that our customers will renew our contracts.

Inventory Valuation:    In connection with our acquisition of Motorola Home, business combinations rules require the inventory be recorded at fair value on the opening balance sheet. This is different from historical cost. Essentially we were required to write the inventory up to end customer price less a reasonable margin as a distributor. In addition, we have conformed other cost basis inventory valuation policies during the period. We have excluded the resulting adjustments in inventory and cost of goods sold.

Product Rationalization:    In conjunction with the integration of Motorola Home, we have identified certain product lines which overlap. In the second and fourth quarters of 2013, we made the decision to eliminate certain products. As a result, we recorded expenses related to the elimination of inventory and certain vendor liabilities. We believe it is useful to understand the effects of this item on our total cost of goods sold.

Reduction in Revenue Related to Comcast Investment in ARRIS:    In connection with our acquisition of Motorola Home, Comcast was given an opportunity to invest in ARRIS. The accounting guidance requires that we record the implied fair value of benefit received by Comcast as a reduction in revenue. Until the closing of the deal, changes in the value of the investment will be marked to market and flow through other expense (income). We have excluded the effect of the implied fair value in calculating our non-GAAP financial measures. We believe it is useful to understand the effects of these items on our total revenues and other expense (income).

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

Restructuring, Acquisition, Integration and Other Costs:    We have excluded the effect of acquisition, integration, and other expenses and the effect of restructuring expenses in calculating our non-GAAP operating expenses and net income measures. We will incur significant expenses in connection with our recent acquisition of Motorola Home, which we generally would not otherwise incur in the periods presented as part of our continuing operations. Acquisition and integration expenses consist of transaction costs, costs for transitional employees, other acquired employee related costs, and integration related outside services. Restructuring expenses consist of employee severance, abandoned facilities, and other exit costs. Additionally, we have excluded the effect of a loss on the sale of a product line in calculating our non-GAAP operating expenses and net income measures. We believe it is useful to understand the effects of these items on our total operating expenses.

Amortization of Intangible Assets:    We have excluded the effect of amortization of intangible assets in calculating our non-GAAP operating expenses and net income measures. Amortization of intangible assets is non-cash, and is inconsistent in amount and frequency and is significantly affected by the timing and size of our acquisitions. Investors should note that the use of intangible assets contributed to our revenues earned during the periods presented and will contribute to our future period revenues as well. Amortization of intangible assets will recur in future periods.

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

Settlement Charge — Pension:    In an effort to reduce volatility and administrative expense in connection with the Company’s pension plan, we have offered certain participants an opportunity to voluntarily elect an early payout of their pension benefits. We exclude this charge in Non-GAAP measures, as this is a one-time charge that is not considered by management in their review of financial results.

Credit Facility — Ticking Fees:    In connection with our acquisition of Motorola Home, the cash portion of the consideration was primarily funded through debt financing commitments. A ticking fee was a fee paid to our banks to compensate for the time lag between the commitment allocation on a loan and the actual funding. We have excluded the effect of the ticking fee in calculating our non-GAAP financial measures. We believe it is useful to understand the effect of this non-cash item in our other expense (income).

Mark To Market Fair Value Adjustment Related To Comcast Investment in ARRIS:    In connection with our acquisition of Motorola Home, Comcast was given an opportunity to invest in ARRIS. The accounting guidance requires we mark to market the changes in the value of the investment and flow through other expense (income). We have excluded the effect of the implied fair value in calculating our non-GAAP financial measures. We believe it is useful to understand the effects of these items on our total other expense (income).

Income Tax Expense (Benefit):    We have excluded the tax effect of the non-GAAP items mentioned above. Additionally, we have excluded the effects of certain tax adjustments related to state valuation allowances, research and development tax credits and provision to return differences.

Industry Conditions

Overall Focus on Price and Macroeconomic Climate Impact — The global economic downturn and recovery continues to affect the economy and the capital investment strategy of service providers. New household formations began to increase in 2013 however a subdued climate is expected to result in low capital expenditure growth rates in 2014 and the foreseeable future. As a result we do not anticipate material growth in the markets we serve.

Competitive Market Regarding Communications and Entertainment Offerings from Non-Cable and Telecom Companies — OTT video services enabled by braodband data services is increasingly providing the same content provided by cable and telecom service providers in an on-demand, location independent format. Consumers are adopting this approach through offerings from providers such as Netflix. Cable and telecom service providers are responding with enhanced on-demand location independent services of their own, providing immediate access to a wide array of content anytime, anywhere, on any screen. We may see several impacts from this trend: 1) cable and telecom providers are expected to increase the capacity of their networks to provide their customers with the bandwidth necessary to enable these services, which in turn may lead to greater demand for our products; 2) some consumers may chose to subscribe to only OTT video offerings and reduce their demand for traditional television services which may in turn decrease demand for our video CPE products by our customers, 3) the model by which operators are paid for providing the necessary bandwidth may change over time which may impact the level of their capital expenditures.

Convergence of TV, Voice, Data, and Mobile Technologies and Services — Demand for bandwidth by cable subscribers continues to grow as content providers (such as Google, Yahoo, YouTube, Hulu Facebook, Netflix, ABC, CBS, NBC, movie and music studios, and gaming vendors) are offering personalized content across multiple venues. Television today has thus become more readily available across multiple screens — TVs, smartphones, tablets and PCs — and more interactive and personal, further increasing the demands on the network. In addition, viewers are increasingly looking for “similar” experiences across these multiple screens further increasing the challenges in delivering broadband content. As a result we expect to continue to invest in R&D to enable these services and create new products for the operators. We may see increased price pressure as operators must be competitive in their offerings.

Network Optimization and Scaling Infrastructure to Keep Up with Growing Demand — Service providers are offering enhanced services, including high-definition television (and soon Ultra HD/4K TV), digital video, interactive and on-demand video services, high-speed Internet and voice over Internet Protocol. As these enhanced broadband services continue to attract new subscribers, we expect that service providers will be required to invest in their networks to expand network capacity and support increased customer demand for personalized services. In the access portion, or “last-mile,” of the network, service providers will need to upgrade headends, hubs, nodes, and radio frequency distribution equipment. They will need to take a scalable approach to continue upgrades as new services are deployed. In addition, many international cable operators are still completing the initial upgrades necessary to offer such enhanced broadband services. Finally, as more and more critical services are provided over the service provider network, plant maintenance becomes a more important requirement. Operators must replace network components (such as amplifiers and lasers) as they approach the end of their useful lives. As a result we expect to continue to invest in R&D to enable these services and create new products for the operators. We may see increased price pressure as operators must be competitive in their offerings.

Monetization and Targeted Advertising in a Multiscreen World — Google, Yahoo, Facebook, Microsoft and others have introduced easy, interactive ways for advertisers to mount advertising campaigns, measure results in real time, target individual consumers with ads specific to their preferences, and provide consumers with a way to respond to ads in real time. Advertisers, Programmers, and Content Distributors including cable and telecom service providers are evaluating ways to integrate this new advertising paradigm with existing linear television by incorporating next generation advertising insertion servers in their networks and jointly building an advanced advertising platform with consistent technologies, metrics and interfaces across a national footprint. As a result we expect to continue to invest in R&D to enable these services and create new products for the operators.

Competition Between MSOs and Telecom Companies Continues and New Entrants are Appearing — Telecom companies are aggressively offering high-speed data services and now also offer a strong suite of video services to the residential market. Counterbalancing these offerings, cable companies are providing IP-based telephone service and DOCSIS 3.0-based (and soon, DOCSIS 3.1-based) ultra high-speed data service. Recently Google has entered the market with fibre to the home services in several markets and has announced plans to expand further. As a result of this competition amongst service providers, we anticipate that our customers will continue to invest in products and services to provide improved service offerings to their subscribers which may lead to strong demand for our products.

Competition Between Fixed-line Service Providers and Direct Broadcast Satellite Services Continues — Direct broadcast satellite services are aggressively offering many HDTV channels. DIRECTV and The Dish Network and multiple satellite services around the world are deploying significantly more HDTV channels including many local channels. Service providers are responding by reclaiming spectrum through advanced technologies such as switched digital video, statistical multiplexing and capacity upgrades of their networks making bandwidth available for additional HDTV channels. Satellite operators are also providing new generation receivers that provide in home network DVR capabilities. Service providers are responding with competitive set top boxes. We in turn must invest in R&D to create product for these services. We may see increased price pressure as operators must be competitive in their offerings.

Service providers are Demanding Advanced Network Technologies and Software Solutions.    The increase in volume and complexity of the signals transmitted over broadband networks as a result of the migration to an all-digital, all-IP, on demand network is causing service providers to deploy new technologies. Service providers also are demanding sophisticated network and service management software applications that minimize operating expenditures needed to support the complexity of two-way broadband communications systems. As a result, service providers are focusing on technologies and products that are flexible, cost-effective, compliant with open industry standards, and scalable to meet subscriber growth and effectively deliver reliable, enhanced services. As part of this evolution, some operators (for example Comcast with its Reference Design Kit (“RDK”) efforts) are choosing to design portions of the set top box firmware internally. As a result we anticipate that over time operators will migrate to an all IP network and look to enable new platforms and technologies intended to accelerate the deployment of new services. As this occurs, which we believe will be over a multi year period, we anticipate a decline in demand for our traditional set top boxes and an increase in demand in new IP set top boxes, which may impact our sales and gross margin.

Consolidation of Vendors Has Occurred and May Continue — In February 2006, Cisco Systems, Inc. acquired Scientific-Atlanta, Inc. In February 2007, Ericsson purchased Tandberg Television. In July 2007, Motorola acquired Terayon Communication Systems. In December 2007, ARRIS acquired C-COR. In 2009, ARRIS acquired Digeo and EGT. In November 2011, ARRIS acquired BigBand Networks. In 2013 ARRIS acquired Motorola Home, In 2013 Pace acquired Aurora Networks. It is likely that other competitor consolidations may occur which could have an impact on future sales and profitability.

Consolidation of Customers Has Occurred and May Continue — In 2014 Comcast announced its intention to purchase Time Warner Cable. It is likely that other customer consolidations may occur which could have an impact on future sales and profitability.

The specific impact of the above trends is difficult to predict and quantify, but generally:

•

The pace of new service introduction will continue to increase as will the variety of connected consumer devices. This change will increase the consumption of bandwidth and the demand for ARRIS products.

•

The need for service providers to expand their networks to meet the increased bandwidth and speed requirements their customers are demanding will continue to grow exponentially, driven by both the competition each provider faces and the proliferation of new services and connected devices. This leads the service providers to ask ARRIS, and ARRIS competitors, for product innovations that decrease the cost per megabit of capacity required. This trend may have an impact on both revenues and margins, depending upon (amongst other things), the life cycle of the technology being deployed and the price points associated with that technology at a point in time. Further, the requirement to continuously innovate is expected to require continued research and development investment.

•

The anticipated shift by MSOs to an all-IP network is expected to change the mix of ARRIS set top box revenue over time. It is possible that the Company’s overall average sales price and gross margin for set tops may decline over time.

•

Increased competition for services could result in pressure on the pricing of service providers’ services, which in turn could negatively impact the level of their capital expenditures and negatively impact their purchases from ARRIS.

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

Key Operating Data (as a percentage of net sales)

	Years Ended December 31,
	2013	2012	2011
Net sales	100.0%	100.0%	100.0%
Cost of sales	71.8	65.8	62.3

Gross margin	28.2	34.2	37.7
Operating expenses:
Selling, general, and administrative expenses	9.3	11.9	13.7
Research and development expenses	11.8	12.6	13.5
Acquisition, integration and other costs	1.3	0.5	0.3
Impairment of goodwill and intangibles	—	—	8.1
Amortization of intangible assets	5.3	2.2	3.1
Restructuring charges	1.0	0.5	0.4

Operating income (loss)	(0.5)	6.5	(1.4)
Other expense (income):
Interest expense	1.9	1.3	1.6
Loss (gain) on investments	0.1	(0.1)	0.1
Loss (gain) on foreign currency	(0.1)	0.1	(0.1)
Interest income	(0.1)	(0.2)	(0.3)
Other expense (income), net	0.4	(0.1)	(0.1)

Income (loss) before income taxes	(2.7)	5.5	(2.6)
Income tax expense (benefit)	(1.3)	1.5	(1.0)

Net income (loss)	(1.4)%	4.0%	(1.6)%

Comparison of Operations for the Three Years Ended December 31, 2013

Net Sales

The table below sets forth our net sales for the three years ended December 31, 2013, 2012 and 2011 for each of our business segments described in Item 1 of this Form 10-K (in thousands, except percentages):

	Net Sales			Increase (Decrease) Between Periods
	For the Years Ended December 31,			2013 vs. 2012		2012 vs. 2011
	2013	2012	2011	$	%	$	%
Business Segment:
CPE	$2,466,618	$611,408	$382,425	$1,855,210	303.4%	$228,983	60.0%
N&C	1,174,757	742,255	702,996	432,502	58.3%	39,259	5.6%
Other	(20,473)	—	3,264	(20,473)	(100.0)%	(3,264)	100%

Total sales	$3,620,902	$1,353,663	$1,088,685	$2,267,239	167.5%	$264,978	24.3%

The table below sets forth our domestic and international sales for the three years ended December 31, 2013, 2012 and 2011 (in thousands, except percentages):

	Net Sales			Increase (Decrease) Between Periods
	For the Years Ended December 31,			2013 vs. 2012		2012 vs. 2011
	2013	2012	2011	$	%	$	%
Domestic	$2,457,172	$1,020,060	$748,167	$1,437,112	140.9%	$271,893	36.3%
International:
Americas, excluding U.S	746,146	202,887	195,500	543,259	267.8%	7,387	3.8%
Asia Pacific	153,674	65,554	59,194	88,120	134.4%	6,360	10.7%
EMEA	263,910	65,162	85,824	198,748	305.0%	(20,662)	(24.1)%

Total international	1,163,730	333,603	340,518	830,127	248.8%	(6,915)	(2.0)%

Total sales	$3,620,902	$1,353,663	$1,088,685	$2,267,239	167.5%	$264,978	24.3%

Customer Premises Equipment Net Sales 2013 vs. 2012

During the year ended December 31, 2013, sales of our CPE segment increased $1,855.2 million or approximately 303.4%, as compared to 2012. The increase is primarily attributable to the inclusion of sales associated with our acquisition of Motorola Home. The sales increase also reflects the introduction of new products, in particular the XG1 gateway.

Network & Cloud Net Sales 2013 vs. 2012

During the year ended December 31, 2013, sales in the N&C segment increased $432.5 million or approximately 58.3%, as compared to 2012. The increase in sales is primarily the result of the inclusion of sale associated with our acquisition of Motorola Home. During 2013, sales of our C4 CMTS declined as our new CMTS, the E6000, was introduced. This trend is expected to continue into 2014.

Customer Premises Equipment Net Sales 2012 vs. 2011

During the year ended December 31, 2012, sales of our CPE segment increased $229.0 million or approximately 60.0%, as compared to 2011. This increase in sales is primarily attributable to high demand for our DOCSIS3.0 CPE equipment and video gateway products.

Network & Cloud Net Sales 2012 vs. 2011

During the year ended December 31, 2012, N&C segment sales increased $39.3 million or approximately 5.6%, as compared to the same period in 2011. The increase is a result of metro Wi-Fi wireless products, for which initial sales of this product began in the fourth quarter of 2011. In addition, the higher sales also reflect the full year sales associated with our late 2011 acquisition of BigBand.

Gross Margin

The table below sets forth our gross margin for the three years ended December 31, 2013, 2012 and 2011(in thousands, except percentages):

	Gross Margin			Increase (Decrease) Between Periods
	For the Years Ended December 31,			2013 vs. 2012		2012 vs. 2011
	2013	2012	2011	$	%	$	%
Gross margin dollars	$1,022,748	$462,577	$410,513	560,171	121.1%	$52,064	12.7%
Gross margin percentage	28.2%	34.2%	37.7%		(6.0)		(3.5)

During the year ended December 31, 2013, gross margin dollars increased and gross margin percentage decreased as compared to 2012. Increase in gross margin dollars was primarily the result of the inclusion of sales associated with our acquisition of Motorola Home. The decrease in gross margin percentage was the result of product mix. The historic gross margin of Motorola Home products was lower than the average of the historic ARRIS business. Also leading to the mix impact was the relative proportion of legacy Motorola Home sales and ARRIS sales; volume of legacy Motorola Home sales were significantly higher. The gross margin for the year ended December 31, 2013 included a $53.8 million impact associated with writing up the historic cost of the Motorola Home inventory to fair value at the date of acquisition (subsequently increasing cost of goods sold) as well as $16.5 million of costs associated with the rationalization of certain products after the acquisition date. Also, the gross margins were impacted by $13.2 million associated with a reduction in sales associated with the accounting for Comcast’s investment in ARRIS. We do not expect these items to impact future quarters.

During the year ended December 31, 2012, gross margin dollars increased and gross margin percentage decreased as compared to 2011. The increase in gross margin dollars was the result of higher year-over-year sales. Product mix change resulted in the decrease in gross margin percentage. We had higher EMTA sales and lower CMTS sales. EMTA products have lower gross margin than CMTS products. In addition, in 2012, we had more sales of the metro Wi-Fi wireless products which has lower gross margin and lower volume of optics products.

Operating Expenses

The table below provides detail regarding our operating expenses (in thousands, except percentages):

	Operating Expenses			Increase (Decrease) Between Periods
	For the Years Ended December 31,			2013 vs. 2012		2012 vs. 2011
	2013	2012	2011	$	%	$	%
SG&A	$338,252	$161,338	$148,755	$176,914	109.7%	$12,583	8.5%
R&D	425,825	170,706	146,519	255,119	149.4%	24,187	16.5%
Acquisition, integration & other	45,471	6,207	3,205	39,264	632.6%	3,002	93.7%
Restructuring	37,576	6,761	4,360	30,815	455.8%	2,401	55.1%
Impairment of goodwill & intangibles	—	—	88,633	—	—%	(88,633)	(100.0)%
Amortization of intangible assets	193,637	30,294	33,649	163,343	539.2%	(3,355)	(10.0)%

Total	$1,040,761	$375,306	$425,121	$665,455	177.3%	$(49,815)	(11.7)%

Selling, General, and Administrative, or SG&A, Expenses

2013 vs. 2012

The year over year increase in SG&A expenses primarily reflect the inclusion of expenses associated with the Motorola Home acquisition. As a percentage of revenue, SG&A expenses declined 2.6%, with an expense-to-revenue ratio of 9.3% in 2013 as compared with 11.9% in 2012.

2012 vs. 2011

The year over year increase of $12.6 million in SG&A expenses primarily reflect the addition of BigBand as well as $3.1 million expense associated with early pension settlements and higher legal expenses As a percentage of revenue, SG&A expenses declined 1.8%, with an expense-to-revenue ratio of 11.9% in 2012 as compared with 13.7% in 2011.

Research & Development, or R&D, Expenses

Included in our R&D expenses are costs directly associated with our development efforts (people, facilities, materials, etc.) and reasonable allocations of our information technology and corporate facility costs.

2013 vs. 2012

The increase year-over-year in R&D expense reflects the inclusion of expenses associated with the Motorola Home acquisition. As a percentage of revenue, R&D expenses declined 0.8%, with an expense-to-revenue ratio of 11.8% in 2013 as compared with 12.6% in 2012.

2012 vs. 2011

The increase of $24.2 million year-over-year in R&D expense reflects the addition of BigBand and increased headcount, as we continued to aggressively invest in research and development. As a percent of revenue, R&D expenses declined 0.9%, with an expense-to-revenue ratio of 12.6% in 2012 as compared with 13.5% in 2011.

Acquisition, Integration and Other Costs

During 2013, we recorded acquisition related expenses and integration expenses of $18.6 million and $26.9 million, respectively. These expenses related to the acquisition of Motorola Home and consisted of transaction costs, integration related outside services and legal fees.

During 2012, we recorded acquisition-related expenses of $5.9 million. Approximately $0.8 million of these expenses were related to the acquisition of BigBand and $5.1 million were related to the acquisition of Motorola Home and consisted of transaction costs and legal fees. In addition, in March 2012, the Company completed the sale of certain assets of its ECCO electronic connector product line to Eclipse Embedded Technologies, Inc. for approximately $3.9 million. The Company recorded a net loss of $(0.3) million on the sale, which included approximately $0.3 million of transaction related costs. The results of the ECCO product line were deemed immaterial to the overall financial results of the Company, and as such the Company has not reported the results in discontinued operations.

During 2011, we recorded acquisition related expenses $3.2 million. These expenses were related to the acquisition of BigBand and consisted of transaction costs, employee related costs, and integration related outside services.

Restructuring Charges

During 2013, 2012 and 2011, we recorded restructuring charges of $37.6 million, $6.8 million and $4.4 million, respectively. During 2013, ARRIS implemented a restructuring initiative in connection with the Acquisition to rationalize product lines and align our workforce and operating costs with current business opportunities. The charges recorded in 2013 related to severance, termination benefits, write-off of property, plant and equipment and closing facilities.

The charges recorded in 2012 related to severance and facilities associated with the continued implementation of the restructuring initiative following the acquisition of BigBand to align our workforce and operating costs with current business opportunities.

The majority of the charges recorded in 2011 relate to the restructuring initiative following the acquisition of BigBand.

Impairment of Goodwill and Intangible Assets

Goodwill relates to the excess of the consideration transferred over the fair value of net assets resulting from an acquisition. Our goodwill is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset is more likely than not impaired. The annual tests were performed in the fourth quarters of 2013, 2012 and 2011, with an assessment date of October 1. No impairment resulted from the review in 2013 or 2012. As a result of the review in 2011, we recognized a total non-cash goodwill impairment loss of $41.2 since we determined that the fair values of our former MCS reporting unit (now included as part of our Cloud Services reporting unit) was less than its respective carrying amount, as a result of a decline in the expected future cash flows for the reporting unit.

Our intangible assets with finite lives are tested for impairment when events or changes in circumstances indicate that impairment may exist. Our indefinite-lived assets for in-process research and development were tested for impairment as of October 1, 2013, consistent with our goodwill impairment assessment.

There were no impairment charges related to purchased intangible assets during 2013 and 2012. In 2011, indicators of impairment existed for long-lived assets associated with our former MCS reporting unit ( now included as part of our Cloud Services reporting unit) due to changes in projected operating results and cash flows. As a result of the review in 2011, an impairment loss of $47.4 million before tax ($29.1 million after tax) related to customer relationships was recorded. See Note 5 of Notes to the Consolidated Financial Statements for disclosures related to goodwill and intangible assets.

Amortization of Intangible Assets

Our intangible amortization expense relates to finite-lived intangible assets acquired in business combinations or acquired individually. Amortization of intangibles was $193.6 million in 2013, as compared with $30.3 and $33.6 million in 2012 and 2011, respectively. The 2013 increase is primarily due to intangible assets acquired in the Acquisition.

Direct Contribution

The table below sets forth our direct contribution for the three years ended December 31, 2013, 2012 and 2011 (in thousands, except percentages):

	Direct Contribution			Increase (Decrease) Between Periods
	For the Years Ended December 31,			2013 vs. 2012		2012 vs. 2011
	2013	2012	2011	$	%	$	%
Operating Segment:
CPE	$482,519	$66,788	$12,973	$415,731	622.5%	$53,815	414.8%
N&C	258,336	228,798	244,540	29,538	12.9%	(15,742)	(6.4)%
Other	(482,184)	(165,053)	(142,274)	(317,131)	(192.1)%	(22,779)	(16.0)%

Total	$258,671	$130,533	$115,239	$128,138	98.2%	$15,294	13.3%

Customer Premises Equipment Direct Contribution 2013 vs. 2012

During 2013, direct contribution in our CPE segment increased by approximately 622.5% as compared to the same period in 2012. The increase is primarily attributable to the inclusion of direct contribution associated with our acquisition of Motorola Home. Further, the direct contribution is favorably impacted by mix, given, that in the aggregate the contribution margin of former Motorola Home products are greater than that of former ARRIS products.

Network & Cloud Direct Contribution 2013 vs. 2012

During 2013, direct contribution in our N&C segment increased by approximately 12.9% as compared to the same period in 2012. Despite the higher sales, as a result of the Motorola Home acquisition, direct contribution did not increase proportionally. The contribution was impacted year over year by (1) higher operating expenses associated with investing in the acquired Cloud software portfolio, as well as overlapping investments in next generation CCAP (which is an area of synergy focus); (2) the ramp-up of E6000 CMTS in 2013 resulted in higher shipments of new chassis and line cards, which have lower margin relative to license upgrades of deployed C4 CMTS products shipped in 2012.

Customer Premises Equipment Direct Contribution 2012 vs. 2011

During the year 2012, direct contribution in our CPE segment increased by approximately 414.8% as compared to the same period in 2011. The increase is primarily attributable to the increase of direct contribution due to higher sales of our DOCSIS 3.0 CPE equipment and video gateway products.

Network & Cloud Direct Contribution 2012 vs. 2011

During 2012, direct contribution in our N&C segment decreased by approximately 6.4% as compared to the same period in 2011. The decrease reflected a product mix change.

Other Expense (Income)

The table below provides detail regarding our other expense (income) (in thousands):

	Other Expense (Income)
	For the Years Ended December 31,			Increase (Decrease) Between Periods
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Interest expense	$67,888	$17,797	$16,939	$50,091	$858
Loss on debt retirement	—	—	19	—	(19)
Loss (gain) on investments	2,698	(1,404)	1,570	4,102	(2,974)
Loss (gain) on foreign currency	(3,502)	786	(580)	(4,288)	1,366
Interest income	(2,936)	(3,242)	(3,154)	306	(88)
Other expense (income)	13,989	(962)	(891)	14,951	(71)

Total other expense	$78,137	$12,975	$13,903	$65,162	$(928)

Interest Expense

Interest expense reflects the amortization of deferred finance fees, the debt discount for the term loans and the non-cash interest component of our convertible subordinated notes which were fully redeemed during the fourth quarter of 2013, as well as interest paid on the notes and term loans and other debt obligations. Interest expense was $67.9 million in 2013, as compared with $17.8 million and $16.9 million in 2012 and 2011, respectively.

Loss on Debt Retirement

During 2011, the Company acquired $5.0 million face value of the 2% convertible notes for approximately $5.0 million. The Company allocated $2 thousand to the reacquisition of the equity component of the notes. The Company also wrote-off approximately $33 thousand of deferred finance fees associated with the portion of the notes acquired. As a result, the Company realized a loss of approximately $19 thousand on the retirement of the notes.

Loss (Gain) on Investments

From time to time, we hold certain investments in the common stock of private and publicly-traded companies, a number of non-marketable equity securities, and investments in rabbi trusts associated with our deferred compensation plans. In connection with the Acquisition, we also acquired certain investments in limited liability companies and partnerships that are accounted for using the equity method of accounting. As such our equity portion in current earnings of such companies is included in the loss (gain) on investments.

During the years ended December 31, 2013, 2012 and 2011, we recorded net (gains) losses related to our various investments of $2.7 million, $(1.4) million and $1.6 million, respectively.

Loss (Gain) on Foreign Currency

During 2013, 2012 and 2011, we recorded foreign currency (gains) losses. We have certain international customers who are billed in their local currency. Additionally, certain intercompany transactions created in conjunction with the Motorola Home acquisition are denominated in foreign currencies and subject to revaluation. To mitigate the volatility related to fluctuations in the foreign exchange rates, we may enter into various foreign currency contracts. The loss (gain) on foreign currency is driven by the fluctuations in the foreign currency exchanges rates.

During the years ended December 31, 2013, 2012 and 2011, we recorded net (gains) losses on foreign currency of $(3.5) million, $0.8 million and $(0.6) million, respectively.

Interest Income

Interest income reflects interest earned on cash, cash equivalents, short-term and long-term marketable security investments. During the years ended December 31, 2013, 2012 and 2011, we recorded interest income of $2.9 million, $3.2 million and $3.2 million, respectively.

Other Expense (Income)

Other expense (income) for the years ended December 31, 2013, 2012 and 2011 were $14.0 million, $(1.0) million and $(0.9) million, respectively.

In connection with Comcast’s agreement in January 2013 to invest in ARRIS upon the acquisition of Motorola Home, accounting guidance requires that, since the agreed-upon purchase price was less than the market price on the date of agreement, the resulting forward arrangement be marked to market for the difference in fair value. This resulted in a mark-to-market adjustment of $13.2 million in 2013 and was recorded as Other Expense (Income).

Income Tax Expense

Our annual provision for income taxes and determination of the deferred tax assets and liabilities require management to assess uncertainties, make judgments regarding outcomes, and utilize estimates. To the extent the final outcome differs from initial assessments and estimates, future adjustments to our tax assets and liabilities will be necessary.

In 2013, we recorded $47.4 million of income tax benefit for U.S. federal and state taxes and foreign taxes, which was 49.3% of our pre-tax loss of $96.2 million. The effective income tax rate was favorably impacted by $15.4 million in discrete tax events. The most significant 2013 discrete tax events were a reversal of $6.7 million of tax liabilities from uncertain tax positions, mostly attributable to the expiration of certain statutes of limitations in the third and fourth quarters of 2013, and a favorable impact of $8.7 million from global provision-to-return adjustments, including the 2012 credit for research and development, which was not reenacted until first quarter of 2013. Additionally, the Company recorded a pre-tax book loss on an investment in ARRIS by Comcast of approximately $26.4 million and a pre-tax book loss of approximately $10.0 million on certain foreign entities from the Motorola Home acquisition, on which no tax benefit was recorded. Exclusive of the discrete events, the effective income tax rate would have been approximately (17.9)%.

In 2012, we recorded $20.8 million of income tax expense for U.S. federal and state taxes and foreign taxes, which was 28.0% of our pre-tax income of $74.3 million. The effective income tax rate was favorably impacted by $4.7 million in discrete tax events. The most significant 2012 discrete tax events were a reversal of $3.4 million of tax liabilities from uncertain tax positions, mostly attributable to the expiration of certain statutes of limitations in the third quarter of 2012, a favorable impact of $0.7 million from global provision-to-return adjustments and $0.6 million from net valuation allowance decreases. Exclusive of the discrete tax events, the effective income tax rate would have been approximately 33.3%. The increase in the effective income tax rate from prior year, exclusive of discrete tax events and the prior year Goodwill impairment, was primarily attributable to the absence of research and development tax credits. While legislation was passed to extend the research and development tax credit in January of 2013, the passage was too late to allow the Company to record the benefit in 2012. However, 2012 tax expense was still favorably impacted by research and development tax credits as a result of the expiration of certain statute of limitations for prior years and certain adjustments for provision-to-return. During the first quarter of 2013, the Company recorded the 2012 impact of the 2013 legislation as a favorable discrete tax event and included the impact of the 2013 credit in its effective income tax rate for 2013.

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

Financial Liquidity and Capital Resources

Overview

Following completion of the Motorola Home acquisition, one of our key strategies remains maintaining and improving our capital structure. The key metrics we focus on are summarized in the table below:

Liquidity & Capital Resources Data

	Year Ended December 31,
	2013	2012	2011
	(in thousands, except DSO and Turns)
Key Working Capital Items
Cash provided by operating activities	$570,846	$84,401	$113,153
Cash, cash equivalents, and short-term investments	$509,798	$530,117	$518,779
Long-term U.S corporate bonds	$3,577	$53,914	$42,366
Accounts Receivable, net	$637,059	$188,581	$152,437
-Days Sales Outstanding	52	46	47
Inventory, net	$330,129	$133,848	$115,912
- Turns	9.9	7.1	6.2
Key Financing Items
Convertible notes at face value	$—	$232,050	$232,050
Term loans at face value	$1,752,563	$—	$—
Cash used for redemption of convertible notes	$232,051	$—	$4,984
Cash used for debt repayment	$172,437	$—	$—
Key Shareholder Equity Items
Cash used for share repurchases	$—	$51,921	$109,123
Capital Expenditures	$71,443	$21,507	$23,307

In managing our liquidity and capital structure, we have been and are focused on key goals, and we have and will continue in the future to implement actions to achieve them. They include:

•	Liquidity — ensure that we have sufficient cash resources or other short term liquidity to manage day to day operations.

•	Growth — implement a plan to ensure that we have adequate capital resources, or access thereto, fund internal growth and execute acquisitions while retiring our convertible notes in a timely fashion.

•	Deleverage — reduce our debt obligation.

Accounts Receivable & Inventory

We use the number of times per year that inventory turns over (based upon sales for the most recent period, or turns) to evaluate inventory management, and days sales outstanding, or DSOs, to evaluate accounts receivable management.

Accounts receivable at the end of 2013 increased as compared to the end of 2012, primarily as a result of the inclusion of sales associated with the Motorola Home products, which were not included in 2012. DSOs increased in 2013 as compared to 2012, reflecting a higher international mix of customers (which on average have longer payment terms) as a result of the Acquisition. As part of the Acquisition, we acquired approximately $462.2 million of accounts receivable. Looking forward, it is possible that DSOs may increase dependent upon our customer mix and payment patterns, particularly if international sales increase as customers internationally typically have longer payment terms.

Inventory increased in 2013 as compared to 2012. The increase in inventory was primarily as a result of the Motorola Home acquisition. We acquired approximately $270.4 million of inventory upon closing of the Motorola Home transaction in April 2013. Inventory turns were 9.9 in 2013 as compared to 7.1 in the same period of 2012. The turns increased reflecting the additions of inventory from the Motorola Home acquisition. Motorola Home had high inventory turns on average.

Accounts receivable at the end of 2012 increased as compared to the end of 2011, primarily as a result of higher sales in the fourth quarter of 2012 as compared to the fourth quarter of 2011. DSOs decreased slightly from 2011 to 2012, primarily the result of payment patterns of our customers and timing of shipments to customers.

Inventory increased in 2012 as compared to 2011. The increase in inventory was primarily related to an increase in Network & Cloud inventory level to ensure adequate supply. Inventory turns increased in 2012 as compared to 2011 as a result of the increased inventory levels.

Common Share Repurchases

During 2013, ARRIS did not repurchase any shares under the previously adopted share repurchase plan. During 2012, we repurchased 4.5 million shares of our common stock for $51.9 million at an average stock price of $11.55. During 2011, we repurchased 10.0 million shares of our common stock for $109.1 million at an average stock price of $10.95.

2.00% Convertible Senior Notes due 2026

As a result of the holding company reorganization undertaken in connection with the Motorola Home acquisition, holders of the convertible notes had the right (i) to require us to repurchase the convertible notes for 100% of the principal amount of the convertible notes, plus accrued and unpaid interest to, but not including the repurchase date and (ii) to convert the convertible notes for the consideration provided for in the indenture governing the convertible notes. See Note 15, Long-Term Indebtedness for further discussion.

In the second quarter of 2013, convertible notes in the aggregate principal amount of $68 thousand were tendered in connection with this repurchase right, and $68 thousand of cash-on-hand was used to repurchase these notes. Also in the second quarter of 2013, eleven notes were submitted for conversion, and $11 thousand of cash-on-hand was used to satisfy our obligations on these notes. Following the repurchases and conversions, $232.0 million in aggregate principal amount of the convertible notes remain outstanding.

In October 2013, we notified holders of the convertible notes that it would redeem all outstanding notes (the “Redemption”) on November 15, 2013 (the “Redemption Date”) for cash at a price equal to 100% of the outstanding aggregate principal amount of the notes (the “Redemption Price”). The Redemption Price did not include the interest accrued up to November 15, 2013, which was paid to the holders of the notes of record as of November 1, 2013.

The Notes were convertible at the option of the holders from October 15, 2013 until November 15, 2013 for the consideration specified in the Indenture (the “Conversion Option”). Holders of the Notes had an option to require us to purchase the Notes for par value on November 15, 2013 (the “Put Option”). Any Notes not surrendered pursuant to the Put Option or the Conversion Option would be redeemed on November 15, 2013 (“Redemption Option”).

During the fourth quarter of 2013, pursuant to the “Put Option” we repurchased $30 thousand of the notes. As of November 15, 2013, notes of $231.2 million were surrendered for conversion. Pursuant to the net share settlement provision of the Indenture, we redeemed the Notes for $231.2 million in cash consideration and issued 3.1 million shares of common stock to the Note holders. ARRIS redeemed the remaining notes pursuant to the “Redemption Option” for $744 thousand.

Term Debt Repayments

In 2013, we repaid $172.4 million of our term debt, including $125 million optional repayment.

Summary of Current Liquidity Position and Potential for Future Capital Raising

We believe our current liquidity position, where we had approximately $509.8 million of cash, cash equivalents, and short-term investments and $3.6 million of long-term marketable securities on hand as of December 31, 2013, together with approximately $247.5 million in availability under our new Revolving Credit Facility, together with the prospects for continued generation of cash from operations, are adequate for our short- and medium-term business needs. Our cash, cash-equivalents and short-term investments as of December 31, 2013 include approximately $145.7 million held by foreign subsidiaries whose earnings we expect to reinvest indefinitely outside of the United States. We do not expect to need the cash generated by those foreign subsidiaries to fund our domestic operations. However, in the unforeseen event that we repatriate cash from those foreign subsidiaries, in excess of what is owed to the United States parent, we may be required to provide for and pay U.S. taxes on permanently repatriated funds.

We have subsidiaries in countries that maintain restrictions, such as legal reserves, with respect to the amount of dividends that the subsidiaries can distribute. Additionally, some countries impose restrictions or controls over how and when dividends can be paid by these subsidiaries. While we do not currently intend to repatriate earnings from entities in these countries, if we were to be required to distribute earnings from such countries, the timing of the distribution and the funds available to distribute, would be adversely impacted by these restrictions.

We expect to be able to generate sufficient cash on a consolidated basis to make all of the principal and interest payments under our senior secured credit facilities. Should our available funds be insufficient to support these initiatives or our operations, it is possible that we will raise capital through private or public, share or debt offerings.

Senior Secured Credit Facilities

In April 2013 we entered into senior secured credit facilities with Bank of America, N.A. and various other institutions, which are comprised of (i) a “Term Loan A Facility” of $1.1 billion, (ii) a “Term Loan B Facility” of $825 million and (iii) a “Revolving Credit Facility” of $250 million. The Term Loan A Facility and the Revolving Credit Facility have terms of five years. The Term Loan B Facility has a term of seven years. Interest rates on borrowings under the senior credit facilities are set forth in the table below. As of December 31, 2013, we had $1,752.6 million face value outstanding under the Term Loan A and Term Loan B Facilities, no borrowings under the Revolving Credit Facility and letters of credit totaling $2.5 million issued under the Revolving Credit Facility.

	Rate	As of December 31, 2013
Term Loan A	LIBOR + 2.25%	2.42%
Term Loan B	LIBOR(1) + 2.75%	3.50%
Revolving Credit Facility (2)	LIBOR + 2.25%	Not Applicable

(1)	Includes LIBOR floor of 0.75%
(2)	Includes unused commitment fee of 0.50% and letter of credit fee of 2.25% not reflected in interest rate above.

Borrowings under the senior secured credit facilities are secured by first priority liens on substantially all of our assets and certain of our present and future subsidiaries who are or become parties to, or guarantors under, the credit agreement governing the senior secured credit facilities (the “Credit Agreement”). The Credit Agreement contains usual and customary limitations on indebtedness, liens, restricted payments, acquisitions and asset sales in the form of affirmative, negative and financial covenants, which are customary for financings of this type, including the maintenance of a minimum consolidated interest coverage ratio of not less than 3.5:1 and a maximum consolidated net leverage ratio of 4.25:1 (which decreases to 3.5:1 throughout the first two years of the Credit Agreement). As of December 31, 2013, we were in compliance with all covenants under the Credit Agreement.

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

Commitments

Following is a summary of our contractual obligations as of December 31, 2013 (in thousands):

	Payments due by period
Contractual Obligations	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Credit facilities (1)	$55,000	$178,750	$825,000	$693,813	$1,752,563
Operating leases, net of sublease income (2)	20,675	35,534	21,068	24,639	101,916
Purchase obligations (3)	691,357	—	—	—	691,357

Total contractual obligations (4)	$767,032	$214,284	$846,068	$718,452	$2,545,836

(1)	Represents face values of Term Loan A and B which have terms of five years and seven years respectively.
(2)	Includes leases which are reflected in restructuring accruals on the consolidated balance sheets.
(3)	Represents obligations under agreements with non-cancelable terms to purchase goods or services. The agreements are enforceable and legally binding, and specify terms, including quantities to be purchased and the timing of the purchase.
(4)	Approximately $27.5 million of uncertain tax positions have been excluded from the contractual obligation table because we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Of the $27.5 million, we have settled a $2.3 million Israeli uncertain tax position in January of 2014 for $1.6 million.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Sources and Uses of Cash

The following table summarizes the net increases (decreases) in cash and equivalents for the key line items of our Consolidated Statements of Cash Flows for the periods presented (in thousands):

	2013	2012	2011
Cash provided by (used in)
Operating activities	$570,846	$84,401	$113,153
Investing activities	(1,897,632)	(151,062)	(134,613)
Financing activities	1,637,521	(37,511)	(95,786)

Net increase (decrease) in cash and cash equivalents	$310,735	$(104,172)	$(117,246)

Operating Activities:

Below are the key line items affecting cash from operating activities (in thousands):

	2013	2012	2011
Net income (loss)	$(48,760)	$53,459	$(17,662)
Adjustments to reconcile net income (loss) to cash provided by operating activities	284,739	80,867	141,077

Net income including adjustments	235,979	134,326	123,415
Decrease (increase) in accounts receivable	9,241	(37,139)	(22,093)
Decrease (increase) in inventory	74,111	(21,491)	(7,144)
Increase (decrease) in accounts payable and accrued liabilities	247,301	(5,675)	433
All other, net	4,214	14,380	18,542

Net cash provided by operating activities	$570,846	$84,401	$113,153

2013 vs. 2012

Net income (loss), including adjustments, increased $236.0 million during 2013 as compared to 2012 reflecting the inclusion of Motorola Home as discussed above.

Accounts receivable decreased $9.2 million in 2013.

Inventory decreased by $74.1 million in 2013. The reduction reflects the turnaround impact associated with writing up the historic cost of the Motorola Home inventory to fair value by $53.8 million and the disposal of certain inventory as a result of product rationalization.

Accounts payable and accrued liabilities increased by $247.3 million. The significant component of this change was an increase in accounts payable due to the acquisition of Motorola Home and timing of payments, coupled with higher variable compensation.

All other accounts, net, include the changes in other receivables, income taxes payable (recoverable), and prepaids. The other receivables represent amounts due from our contract manufacturers for material used in the assembly of our finished goods. The change in our income taxes recoverable account is a result of the timing of the actual estimated tax payments during the year as compared to the actual tax liability for the year. The net change during 2013 was approximately $4.2 million as compared to $14.4 million in 2012.

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

Inventory increased by $21.5 million in 2012 primarily as a result of the effort to increase our inventory to ensure adequate supply of our Network and Cloud product offerings.

Accounts payable and accrued liabilities decreased by $5.7 million in 2012. Account payables increased due to increased purchases resulting from higher sales. Accrued liabilities decreased as a result over higher variable compensation payments made in 2012.

Investing Activities:

Below are the key line items affecting investing activities (in thousands):

	2013	2012	2011
Purchases of property, plant and equipment	$(71,443)	$(21,507)	$(23,307)
Sale of property, plant and equipment	120	139	84
Acquisitions/other	(2,208,114)	—	(130,227)
Purchases of investments	(112,756)	(418,956)	(277,937)
Sales of investments	479,781	286,013	296,774
Proceeds from equity investments	14,780	—	—
Sale of product line	—	3,249	—

Net cash used in investing activities	$(1,897,632)	$(151,062)	$(134,613)

Purchases of Property, Plant and Equipment — Represents capital expenditures which are mainly for test equipment, laboratory equipment, and computing equipment. It also represents expenditures related to the Motorola Home acquisition.

Sale of Property, Plant and Equipment — Represents the cash proceeds we received from the sale of property, plant and equipment.

Acquisitions/Other — Represents cash investments we have made in our various acquisitions. In 2013, we paid $2,286 million cash for the acquisition of Motorola Home. In 2011, we paid $ 162.4 million cash, or $53.1 million net of cash and marketable securities acquired, for the acquisition of BigBand Networks

Purchases and Sales of Investments — Represents purchases and sales of securities.

Proceeds from dividend on equity investment — Represents the dividend proceeds we received from our equity investments.

Sale of Product Line — Represents the cash proceeds we received from the sale of our ECCO product line.

Financing Activities:

Below are the key items affecting our financing activities (in thousands):

	2013	2012	2011
Proceeds from issuance of debt	$1,925,000	$—	$—
Cash paid for debt discount	(9,853)	—	—
Payment of debt obligations	(404,409)	—	—
Early retirement of convertible notes	(79)	—	(4,984)
Deferred financing cost paid	(42,724)	—	—
Repurchase of common stock	—	(51,921)	(109,123)
Proceeds from issuance of common stock	175,072	20,304	22,985
Repurchase of shares to satisfy minimum tax withholdings	7,178	(9,443)	(8,332)
Excess tax benefits from stock-based compensation plans	(12,664)	3,549	3,668

Net cash provided by (used in) financing activities	$1,637,521	$(37,511)	$(95,786)

Proceeds From Issuance of Debt — As part of the Motorola Home acquisition, we entered into senior secured credit facilities which comprised of Term Loan A facilities of $1.1 billion with a term of five years and Term Loan B facilities of $0.8 billion with a term of seven years.

Cash Paid for Debt Discount — Represents amounts paid to lenders in the form of upfront fees, which have been treated as a reduction in the proceeds received by the Company and are considered a component of the discount on the Term Loans A and B.

Payment of Debt Obligation — Represents the payment of the convertible debt and the senior secured credit facilities term loans.

Early Retirement of Convertible Notes — As a result of the holding company reorganization undertaken in connection with the Acquisition, holders of the convertible notes had the right to require us to repurchase the convertible notes for 100% of the principal amount plus accrued and unpaid interest or to convert the convertible senior notes for the consideration provided for in the indenture governing the convertible notes. This represents the portion of the convertible notes that were tendered pursuant to the repurchase right and surrendered pursuant to the conversion right.

During 2011, the Company acquired $5.0 million face value of the convertible notes for approximately $5.0 million. The Company allocated $2 thousand to the reacquisition of the equity component of the convertible notes. The Company also wrote off approximately $33 thousand of deferred finance fees associated with the portion of the convertible notes acquired. As a result, the Company realized a loss of approximately $19 thousand on the retirement of the convertible notes.

Deferred Financing Costs Paid — Represents the finance fees related to the issuance of the senior secured credit facilities. These costs will be amortized over the life of the term loans and revolving credit facility.

Repurchase of Common Stock — Represents the cash used to buy back the Company’s common stock.

Proceeds from Issuance of Common Stock — Represents cash proceeds related to the exercise of stock options by employees, offset with expenses paid related to the issuance of common stock. It also represents cash proceeds from shares issued to Google and Comcast in relation to the Acquisition.

Repurchase of Shares to Satisfy Minimum Tax Withholdings — Represents the minimum shares withheld to satisfy the minimum tax withholding when restricted stock vests.

Excess Tax Benefits from Stock-Based Compensation Plans — Represents the cash that otherwise would have been paid for income taxes if increases in the value of equity instruments also had not been deductible in determining taxable income.

Income Taxes

During 2013, approximately $2.8 million of U.S. federal tax benefits were obtained from tax deductions arising from equity-based compensation deductions, all of which resulted from 2013 exercises of non-qualified stock options and lapses of restrictions on restricted stock awards. During 2012, approximately $2.9 million of U.S. federal tax benefits were obtained from tax deductions arising from equity-based compensation deductions, all of which resulted from 2012 exercises of non-qualified stock options and lapses of restrictions on restricted stock awards. During 2011, approximately $4.0 million of U.S. federal tax benefits were obtained from tax deductions arising from equity-based compensation deductions, all of which resulted from 2011 exercises of non-qualified stock options and lapses of restrictions on restricted stock rewards.

Additionally, significant uncertainty remains with regard to how much U.S. Federal and State deferred income tax assets will ultimately arise from the acquisition of Motorola Home and be realized by ARRIS. Google, Inc. has not yet filed all income tax returns due for the tax period ending with this acquisition on April 16, 2013, and has yet to finalize certain very complex calculations that materially impact the deferred tax assets that we could ultimately realize. At this time, we believe that it has recorded its best available estimate regarding these deferred income tax assets, given the information that is currently available. However, it is possible that the amount of deferred income tax assets ultimately recorded by us will be materially different from the amounts recorded today.

Interest Rates

As described above, all indebtedness under our senior secured credit facilities bears interest at variable rates based on LIBOR plus an applicable spread. We entered into interest rate swap arrangements to convert a notional amount of $600.0 million of our variable rate debt based on one-month LIBOR to a fixed rate. The objective of these swaps is to manage the variability of cash flows in the interest payments related to the portion of the variable rate debt designated as being hedged.

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

We have certain international customers who are billed in their local currency, and we have certain predictable expenditures for international operations in local currency. Additionally, certain intercompany transactions created in conjunction with the Motorola Home acquisition are denominated in foreign currencies and subject to revaluation. We use a hedging strategy and enter into forward or currency option contracts based on a percentage of expected foreign currency exposure. The percentage can vary, based on the predictability of exposures denominated in the foreign currency.

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

We execute letters of credit and bank guarantees in favor of certain landlords and vendors to guarantee performance on contracts. Certain financial instruments require cash collateral, and these amounts are reported as restricted cash. As of December 31, 2013 and 2012, we had approximately $1.1 million and $4.7 million outstanding, respectively, of restricted cash.

Cash, Cash Equivalents, and Investments

Our cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) are primarily held in money market funds that pay taxable interest. We hold short-term investments consisting of mutual funds and debt securities classified as available-for-sale, which are stated at estimated fair value. The debt securities consist primarily of commercial paper, certificates of deposits, short term corporate obligations and U.S. government agency financial instruments.

We hold cost method investments in private companies. These investments are recorded at $15.3 million and $6.0 million as of December 31, 2013 and 2012, respectively. See Note 7 of Notes to the Consolidated Financial Statements for disclosures related to the fair value of our investments.

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

Capital Expenditures

Capital expenditures are made at a level designed to support the strategic and operating needs of the business. Capital expenditures were $71.4 million in 2013 as compared to $21.5 million in 2012 and $23.3 million in 2011. We had no significant commitments for capital expenditures at December 31, 2013. Management expects to invest approximately $60.0 million in capital expenditures for the year 2014.

Deferred Income Tax Assets — Including Net Operating Loss Carryforwards and Research and Development Credit Carryforwards, and Capitalized Research and Experimentation Costs and Valuation Allowances

Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. If we conclude that deferred tax assets are more-likely-than-not to not be realized, then we record a valuation allowance against those assets. We continually review the adequacy of the valuation allowances established against deferred tax assets. As part of that review, we regularly project taxable income based on book income projections by legal entity. Our ability to utilize our state deferred tax assets is dependent upon our future taxable income by legal entity. During 2011, we merged certain historical loss generating legal entities into a historically profitable legal entity, resulting in a release in 2012 of approximately $1.2 million of state valuation allowances. During 2013, the state valuation allowance increased by $4.0 million, primarily due to state research and development credits, which are not expected to be utilized because of available net operating losses. The 2013 federal valuation allowance increased by $135.6 million, due to the acquisition of Motorola Home in April 2013. The increase results from recording $386.5 million in U.S. federal net operating losses which the company currently does not expect to utilize. Additionally, significant uncertainty remains with regard to how much U.S. federal and state deferred income tax assets will ultimately arise from the acquisition of Motorola Home and be realized by ARRIS. Google, Inc. has not yet filed all income tax returns due for the tax period ending with this acquisition on April 16, 2013, and has yet to finalize certain very complex calculations that materially impact the deferred tax assets that ARRIS could ultimately realize. At this time, the Company believes that it has recorded its best available estimate regarding these deferred income tax assets, given the information that is currently available. However, it is possible that the amount of deferred income tax assets ultimately recorded by ARRIS will be materially different from the amounts recorded today. Foreign valuation allowances increased by $6.3 million, also as a result of certain foreign deferred income tax assets acquired from Motorola Home, which are more-likely-than-not to not be realized.

As of December 31, 2013, we had net operating loss, or NOL, carryforwards for U.S. federal, U.S. state, and foreign income tax purposes of approximately $435.6 million, $174.5 million, and $47.9 million, respectively. The U.S. federal NOLs expire through 2031. Foreign NOLs related to our Irish subsidiary in the amount of $20.9 million have an indefinite life. Other significant foreign NOLs arise from our Dutch subsidiaries ($5.0 million, expiring during the next 9 years), our French branch ($6.1 million, no expiration), our U.K. branch ($7.0 million, no expiration), and our Israeli subsidiary ($7.6 million, no expiration). The net operating losses are subject to various limitations on how and when the losses can be used to offset against taxable income. Approximately $73.8 million of post-apportioned and $78.7 million of pre-apportioned U.S. state NOLs, and $5.2 million of the foreign NOLs are subject to valuation allowances because we do not believe the ultimate realization of the deferred tax assets associated with these U.S. federal, state and foreign NOLs is more-likely-than-not.

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

During 2013, we used approximately $3.3 million of U.S. federal NOLs to offset against taxable income. We did not record the usage of any pre-apportioned or post-apportioned U.S. state NOLs to offset against taxable income.

During 2012, we utilized approximately $3.3 million of U.S. federal NOLs, $10.8 million of post-apportioned and $21.9 million of pre-apportioned U.S. state NOLs to offset against taxable income. We used approximately $1.5 million of U.S. federal NOLs and $14.7 million of U.S. state NOLs to reduce taxable income in 2011.

During the tax year ending December 31, 2013, we utilized $5.5 million of U.S. federal research and development tax credits, to offset against U.S. federal income tax liabilities. During the tax years ending December 31, 2012, and 2011, we utilized $1.2 million and $12.1 million, respectively of U.S. federal and state research and development tax credits, to offset against U.S. federal and state income tax liabilities. As of December 31, 2013, ARRIS has $17.7 million of available U.S. federal research and development tax credits and $20.9 million of available U.S. state research and development tax credits. The remaining unutilized U.S. federal research and development tax credits can be carried back one year and carried forward twenty years. The U.S. state research and development tax credits carry forward and will expire pursuant to the various applicable state rules. Approximately $5.2 million of U.S. federal research and development tax credits and $11.1 million of state research and development tax credits are subject to valuation allowances because we do not believe the ultimate realization of the related deferred tax assets is more-likely-than-not.

Since the acquisition of C-COR Incorporated in 2007, ARRIS has generally reported taxable income in excess of its pre-tax net book income for financial reporting purposes. A significant reconciling item between the taxable income and the pre-tax net book income has been the book amortization expense relating to the separately stated intangible assets arising from the C-COR transaction. Additionally, each tax year we include in its taxable income all items of revenue that are deferred for financial reporting purposes. Other significant reconciling items between taxable income and pre-tax net book income are certain reserves that are recorded as expenses for pre-tax net book income purposes which are not deductible for income tax purposes until they are paid.

As of the date of the acquisition of the Motorola Home business, we have recorded $793.7 million of deferred income tax assets attributable to capitalized research and experimentation costs. These deferred income tax deductions are available to reduce U.S. federal and state taxable income in future years, based on a straight-line method over a ten year life. The costs are amortized over the remaining lives on a straight-line basis, with the final amortization occurring in 2021.

We obtain significant benefits from U.S. federal research and development tax credits, which are used to reduce the Company’s U.S. Federal income tax liability. During December of 2010, Congress passed legislation that provides for an extension of these tax credits so that the Company can continue to calculate and claim research and development tax credits for the 2010 and 2011 tax years. The federal research and development credit expired on December 31, 2011. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law. Under this act, the federal research and development credit was retroactively extended for amounts paid or incurred after December 31, 2011 and before January 1, 2014. The effects of these changes in the tax law resulted in a tax benefit which was recognized in the first quarter of 2013, the quarter in which the law was enacted. The legislation has now expired again as of December 31, 2013. Until the legislation is extended, we cannot record the benefit of, or use the U.S. federal research and development tax credits to reduce its U.S. federal income tax liability.

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

During the fourth quarter of 2012, in an effort to reduce the volatility and administration expense in connection with our pension obligation, we notified eligible employees of a limited opportunity to voluntarily elect an early payout of their pension benefits. These payouts were approximately $7.7 million and was funded from existing pension assets. We accounted for the lump-sum payments as a settlement and recorded a noncash pension settlement charge of approximately $3.1 million in the fourth quarter of 2012.

The U.S. pension plan benefit formulas generally provide for payments to retired employees based upon their length of service and compensation as defined in the plans. Our investment policy is to fund the qualified plan as required by the Employee Retirement Income Security Act of 1974 (“ERISA”) and to the extent that such contributions are tax deductible. For 2013, the plan assets were comprised of approximately 43%, 3% and 54% of equity securities, debt securities and money market funds, respectively. For 2012, the plan assets were comprised of approximately 61% and 39% of equity and debt securities, respectively. For 2014, the plan’s current target allocations are 39% equity securities, 18% debt securities, and 43% money market funds. Liabilities or amounts in excess of these funding levels are accrued and reported in the consolidated balance sheets. We have established a rabbi trust to fund the pension obligations of the Chief Executive Officer under his Supplemental Retirement Plan including the benefit under our non-qualified defined benefit plan. In addition, we have established a rabbi trust for certain executive officers and certain senior management personnel to fund the pension liability to those officers under the non-qualified plan. Effective June 30, 2013, ARRIS amended the Supplemental Retirement Plan. This amendment effectively froze entry of any new participants into the Supplemental Plan and, for existing participants, a freeze on any additional benefit accrual after June 30, 2013. The participant’s benefit will continue to be distributed in accordance with the provisions of the Supplemental Plan but the final benefit accrual was frozen as of June 30, 2013. A curtailment gain of approximately $0.3 million, which represents the difference in the projected benefit obligation and the accumulated benefit obligation at June 30, 2013, offsets the existing plan loss and lowers future pension expense.

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

The weighted-average actuarial assumptions used to determine the benefit obligations for the three years presented are set forth below:

	2013	2012	2011
Assumed discount rate for plan participants	4.50%	3.75%	4.50%
Rate of compensation increase	N/A	3.75%	3.75%

The weighted-average actuarial assumptions used to determine the net periodic benefit costs are set forth below:

	2013	2012	2011
Assumed discount rate plan participants	3.75%	4.50%	5.50%
Rate of compensation increase	3.75%	3.75%	3.75%
Expected long-term rate of return on plan assets	6.00%	6.00%	7.50%

The expected long-term rate of return on assets is derived using the building block approach which includes assumptions for the long term inflation rate, real return, and equity risk premiums.

No minimum funding contributions are required in 2014 for the plan.

Other U.S. Benefit Plans

ARRIS has established defined contribution plans pursuant to the Internal Revenue Code Section 401(k) that cover all eligible U.S. employees. We contribute to these plans based upon the dollar amount of each participant’s contribution. We made matching contributions to these plans of approximately $10.9 million, $5.7 million, and $5.0 million in 2013, 2012 and 2011, respectively.

We have a deferred compensation plan that does not qualify under Section 401(k) of the Internal Revenue Code and is available to our key executives and certain other employees. Employee compensation deferrals and matching contributions are held in a rabbi trust. The total of net employee deferrals and matching contributions, which is reflected in other long-term liabilities, were $2.9 million and $2.7 million at December 31, 2013 and 2012, respectively. Total expenses included in continuing operations for the matching contributions were approximately $0.1 million in both 2013 and 2012.

We previously offered a deferred compensation arrangement, that allowed certain employees to defer a portion of their earnings and defer the related income taxes. As of December 31, 2004, the plan was frozen and no further contributions are allowed. The deferred earnings are invested in a rabbi trust. The total of net employee deferral and matching contributions, which is reflected in other long-term liabilities, was $2.6 million and $2.1 million at December 31, 2013 and 2012, respectively.

We also have a deferred retirement salary plan, which was limited to certain current or former officers of C-COR. The present value of the estimated future retirement benefit payments is being accrued over the estimated service period from the date of signed agreements with the employees. The accrued balance of this plan, the majority of which is included in other long-term liabilities, was $1.8 million and $2.0 million at December 31, 2013 and 2012, respectively. Total expense (income) included in continuing operations for the deferred retirement salary plan were approximately $(0.3) million and $(0.2) million for 2013 and 2012, respectively.

Our wholly-owned subsidiary located in Israel is required to fund future severance liabilities determined in accordance with Israeli severance pay laws. Under these laws, employees are entitled upon termination to one month’s salary for each year of employment or portion thereof. We record compensation expense to accrue for these costs over the employment period, based on the assumption that the benefits to which the employee is entitled, if the employee separates immediately. We fund the liability by monthly deposits in insurance policies and severance funds. The value of the severance fund assets are primarily recorded in other non-current assets on the Company’s consolidated balance sheets, which was $3.6 million and $3.8 million as of December 31, 2013 and 2012, respectively. The liability for long-term severance accrued on the Company’s consolidated balance sheets was $3.9 million and $4.2 million as of December 31, 2013 and 2012.

Other Benefit Plans Outside of the U.S.

In connection with the Acquisition, the Company assumed a pension liability related to a defined benefit plans in Taiwan, which had a balance of $28.1 million as of December 31, 2013.

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

Equipment — We provide operators with equipment that can be placed within various stages of a broadband system that allows for the delivery of telephony, video and high-speed data as well as outside plant construction and maintenance equipment. For equipment sales, revenue recognition is generally established when the products have been shipped, risk of loss has transferred, objective evidence exists that the product has been accepted, and no significant obligations remain relative to the transaction. Additionally, based on historical experience, ARRIS has established reliable estimates related to sales returns and other allowances for discounts. These estimates are recorded as a reduction to revenue at the time the revenue is initially recorded.

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

Standalone Services — Installation, training, and professional services are generally recognized as service revenue when performed or upon completion of the service when the final act is significant in relation to the overall service transaction. The key element for Professional Services in determining when service transaction revenue has been earned is determining the pattern of delivery or performance which determines the extent to which the earnings process is complete and the extent to which customers have received value from services provided. The delivery or performance conditions of our service transactions are typically evaluated under the proportional performance or completed performance model.

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

b)    Goodwill and Intangible Assets

Goodwill

Goodwill relates to the excess of consideration transferred over the fair value of net assets resulting from an acquisition. Our goodwill is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset is more likely than not impaired. Our annual goodwill impairment test are performed in the fourth quarter, with a testing date of October 1, which aligns with the timing of the Company’s annual strategic planning process, which enables the Company to incorporate the reporting units’ long-term financial projections which are generated from the annual strategic planning process as a basis for performing our impairment testing. For purposes of impairment testing, our reporting units are based on our organizational structure, the financial information that is provided to and reviewed by segment management and aggregation criteria applicable to component businesses that are economically similar.

For goodwill, we perform a quantitative two-step impairment test. In the first step, we compare the fair value of each reporting unit to its carrying amount. We determine the fair value of each reporting unit using a weighting of fair values derived from an income approach using discounted cash flows and a market approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. The discounted cash flow analysis requires us to make various judgmental assumptions, including assumptions about future cash flows, growth rates and weighted average cost of capital (discount rate). The assumptions about future cash flows and growth rates are based on the current and long-term business plans of each reporting unit. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. Under the market approach, we estimate the fair value based upon Market multiples of revenue and earnings derived from publicly traded companies with similar operating and investment characteristics as the reporting unit. The weighting of the fair value derived from the market approach ranges from 0% to 50% depending on the level of comparability of these publicly-traded companies to the reporting unit. When market comparables are not meaningful or not available, we may estimate the fair value of a reporting unit using only the income approach. We considered the relative strengths and weaknesses inherent in the valuation methodologies utilized in each approach and consulted with a third party valuation specialist to assist in determining the appropriate weighting.

In order to assess the reasonableness of the calculated fair values of our reporting units, we also compare the sum of the reporting units’ fair values to our market capitalization and calculate an implied control premium (the excess of the sum of the reporting units’ fair values over the market capitalization). We evaluate the control premium by comparing it to the fair value estimates of the reporting unit. If the implied control premium is not reasonable in light of the analysis, we will reevaluate the fair value estimates of the reporting unit by adjusting the discount rates and/or other assumptions. If the fair value of the reporting unit exceeds the carrying amount of the net assets assigned to that unit, goodwill is not impaired, and no further testing is required. If the fair value of the reporting unit is less than the carrying amount, we must perform the second step of the impairment test to measure the amount of impairment loss, if any. In the second step, the reporting unit’s fair value is assigned to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit’s goodwill is less than the carrying amount, the difference is recorded as an impairment loss.

The valuation methodologies described above have been consistently applied for all years discussed below.

The goodwill recorded in the Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012 was $935.6 million and $194.1 million, respectively. The increase in goodwill during 2013 was due primarily to our acquisition of the Motorola Home business. There was no impairment of goodwill resulting from our annual impairment testing in 2013 and 2012. In 2011, a goodwill-impairment charge of $41.2 million before tax ($33.9 million after tax) was recorded for our former MCS reporting unit (now included in the Cloud Services reporting unit.) We performed a sensitivity analysis for goodwill impairment with respect to each of our respective reporting units and determined that neither a hypothetical 10% decline in the fair value, nor a 100 basis point increase in the discount rate, nor a 100 basis point decrease in the terminal growth rate of each of reporting units as of October 1, 2013 would result in an impairment of goodwill for any reporting unit. As of December 31, 2013, we have no reporting units that are at risk of failing step one of the goodwill impairment test.

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

Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our reporting units may include such items as the following:

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

Intangible Assets

We make judgments about the recoverability of purchased intangible assets with finite lives whenever events or changes in circumstances indicate that impairment may exist. Examples of such circumstances include, but are not limited to, operating or cash flow losses from the use of such assets or changes in our intended uses of such assets. Recoverability of purchased intangible assets with finite lives is measured by comparing the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. In determining future undiscounted cash flows, we have made a “policy decision” to use pre-tax cash flows in our evaluation, which is consistently applied. To test for recovery, we group assets (an “asset group”) in a manner that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities.

We review indefinite-lived assets for impairment annually or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Our indefinite-lived intangible assets for in-process research and development were tested for impairment during the fourth quarter, as of October 1, 2013. Recoverability of indefinite-lived intangible assets is measured by comparing the carrying amount of the asset to the future discounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying amount and the fair value of the indefinite-lived intangible asset. As of December 31, 2013, the carrying amount of in-process research and development was $71.1 million. Completion of the associated research and development efforts would cause the indefinite-lived in-process research and development asset to become a finite-lived asset. As such, prior to commencing amortization the assets will be tested for impairment. Because indefinite-lived intangible assets are initially recognized at fair value, any decrease in the fair value of the intangible asset will result in an impairment charge. The company uses discounted cash flows in the determination of the fair value of its indefinite-lived intangible assets. As such, a decrease in cash flows for the projects, as well as, an increase in interest rate changes affecting the discount rate used in the test without any offsetting increase in cash flows, could cause the discounted cash flows to decrease, resulting in an impairment charge.

Assumptions and estimates about future values and remaining useful lives of our purchased intangible assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends and internal factors such as changes in our business strategy and our internal forecasts.

There were no impairment charges related to purchased intangible assets during 2013 and 2012. In the fourth quarter of 2011, an impairment loss of $47.4 million before tax ($29.1 million after tax) related to customer relationships in our former MCS reporting unit (now included as part of the Cloud Services reporting unit) was recorded. Our ongoing consideration of all the factors described previously could result in additional impairment charges in the future, which could adversely affect our net income.

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

Our reserves for uncollectible accounts and sales returns and allowances were $1.9 million and $1.6 million as of December 31, 2013 and 2012, respectively.

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

We conduct physical inventory counts at all ARRIS locations, either annually or through ongoing cycle-counts, to confirm the existence of our inventory.

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

There is significant uncertainty surrounding how much deferred income tax assets will ultimately arise from the acquisition of Motorola Home and be available for utilization by ARRIS. As of December 31, 2013, the Seller has not completed the preparation and the related filing of the final income tax returns for the income tax year ending with the acquisition by ARRIS on April 16, 2013. At this time, we have recorded its best estimate of the deferred income tax assets, given the information that is currently available.

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

We have certain international customers who are billed in their local currency, and we have certain predictable expenditures for international operations in local currency. Additionally, certain intercompany transactions created in conjunction with the Motorola Home acquisition are denominated in foreign currencies and subject to revaluation. Changes in the monetary exchange rates may adversely affect our results of operations and financial condition. To manage the volatility relating to these typical business exposures, we use hedge strategy and may enter into various derivative transactions, when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. The euro is the predominant currency of the customers who are billed in their local currency. Additionally, we face certain other working capital exposures related to both the euro and the British pound, and we are also subject to the revaluation of one of our long-term pension obligations denominated in the New Taiwan dollar. Taking into account the effects of foreign currency fluctuations of the euro, the British pound and the New Taiwan dollar versus the U.S. dollar, a hypothetical 10% appreciation or depreciation in the value of the U.S. dollar against these foreign currencies from the prevailing market rates would result in a corresponding decrease or increase, respectively, of $2.3 million in the underlying exposures as of December 31, 2013.

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

(b) Changes in Internal Control over Financial Reporting. Our principal executive officer and principal financial officer evaluated the changes in our internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that, except with respect to the Motorola Home acquisition described below, there had been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

On April 17, 2013, we completed the acquisition of the Motorola Home business. See Note 4 — Business Acquisitions of the Notes to our consolidated financial statements for additional information. Total assets of the Motorola Home business represented approximately 89% of our consolidated total assets as of December 31, 2013, and net sales related to the Motorola Home business represented approximately 59% of our consolidated net sales for the fiscal year ended December 31, 2013. From the completion of the acquisition through December 31, 2013, the Seller continued to provide a substantial portion of the accounting and other reporting functions with respect to the acquired business. Effective January 1, 2014, we assumed direct control of a majority of these functions with respect to the acquired business, although we continue to use Seller’s systems. We expect to transition the accounting and related functions for the acquired business to our systems in the second quarter of 2014. As a result, we are still in the process of implementing our internal controls over financial reporting for the acquired business. As permitted by the SEC, management has elected to exclude the Motorola Homes business from its assessment of internal controls over financial reporting as of December 31, 2013.

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

Under management’s supervision, an evaluation of the design and effectiveness of ARRIS’ internal control over financial reporting was conducted based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (COSO). Based on this evaluation, management concluded that ARRIS’ internal control over financial reporting was effective as of December 31, 2013.

On April 17, 2013, we completed the acquisition of the Motorola Home business. See Note 4 — Business Acquisitions of the Notes to our consolidated financial statements for additional information. Total assets of the Motorola Home business represented approximately 89% of our consolidated total assets as of December 31, 2013, and net sales related to the Motorola Home business represented approximately 59% of our consolidated net sales for the fiscal year ended December 31, 2013. As permitted by the Securities and Exchange Commission, management has elected to exclude the Motorola Homes business from its assessment of internal controls over financial reporting as of December 31, 2013.

The effectiveness of ARRIS’ internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm retained as auditors of ARRIS Group, Inc.’s financial statement, as stated in their report which is included herein.

/s/ R J STANZIONE
Robert J. Stanzione Chief Executive Officer, Chairman

/s/ DAVID B, POTTS
David B. Potts Executive Vice President, Chief Financial Officer and Chief Accounting Officer,

March 3, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of ARRIS Group, Inc.

We have audited ARRIS Group, Inc’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). ARRIS Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report On Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Motorola Home business, which is included in the 2013 consolidated financial statements of ARRIS Group, Inc. and constituted approximately 89% of total consolidated assets as of December 31, 2013 and approximately 59% of consolidated net sales for the year then ended. Our audit of internal control over financial reporting of ARRIS Group, Inc. also did not include an evaluation of the internal control over financial reporting of the Motorola Home business.

In our opinion, ARRIS Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ARRIS Group, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2013, and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Atlanta, Georgia

March 3, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of ARRIS Group, Inc.

We have audited the accompanying consolidated balance sheets of ARRIS Group, Inc. as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ARRIS Group, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ARRIS Group, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Atlanta, Georgia

March 3, 2014

ARRIS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(in thousands except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$442,438	$131,703
Short-term investments, at fair value	67,360	398,414

Total cash, cash equivalents and short-term investments	509,798	530,117
Restricted cash	1,079	4,722
Accounts receivable (net of allowances for doubtful accounts of $1,887 in 2013 and $1,630 in 2012)	637,059	188,581
Other receivables	8,366	350
Inventories (net of reserves of $42,408 in 2013 and $9,977 in 2012)	330,129	133,848
Prepaid income taxes	13,034	9,235
Prepaids	61,482	11,682
Current deferred income tax assets	77,167	24,944
Other current assets	39,930	16,413

Total current assets	1,678,044	919,892
Property, plant and equipment (net of accumulated depreciation of $194,830 in 2013 and $151,836 in 2012)	396,152	54,378
Goodwill	935,579	194,115
Intangible assets (net of accumulated amortization of $427,143 in 2013 and $239,668 in 2012)	1,176,192	94,529
Investments	71,176	86,164
Noncurrent deferred income tax assets	12,501	47,431
Other assets	52,363	9,385

	$4,322,007	$1,405,894

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$662,919	$45,719
Accrued compensation, benefits and related taxes	116,262	29,773
Accrued warranty	48,755	2,882
Deferred revenue	69,071	44,428
Current portion of long-term debt	53,254	222,124
Current income taxes liability	3,068	853
Other accrued liabilities	141,698	24,942

Total current liabilities	1,095,027	370,721
Long-term debt, net of current portion	1,691,034	—
Accrued pension	58,657	26,883
Noncurrent income tax liability	21,048	24,389
Noncurrent deferred income tax liabilities	74,791	351
Other noncurrent liabilities	62,463	23,162

Total liabilities	3,003,020	445,506

Stockholders’ equity:
Preferred stock, par value $1.00 per share, 5.0 million shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share, 320.0 million shares authorized; 142.1 million and 114.1 million shares issued and outstanding in 2013 and 2012, respectively	1,766	1,488
Capital in excess of par value	1,688,782	1,285,575
Treasury stock at cost, 34.2 million shares in 2013 and 2012	(306,330)	(306,330)
Accumulated deficit	(60,569)	(11,809)
Unrealized gain on marketable securities (net of accumulated tax expense of $154 in 2013 and $125 in 2012)	306	206
Unfunded pension liability (net of accumulated tax effect of $981 in 2013 and $2,272 in 2012)	(2,416)	(8,558)
Unrealized loss on derivative instruments (net of accumulated tax benefit of $1,467 in 2013)	(2,541)	—
Cumulative translation adjustments	(11)	(184)

Total stockholders’ equity	1,318,987	960,388

	$4,322,007	$1,405,894

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2013	2012	2011
	(in thousands, except per share data)
Net sales	$3,620,902	$1,353,663	$1,088,685
Cost of sales	2,598,154	891,086	678,172

Gross margin	1,022,748	462,577	410,513
Operating expenses:
Selling, general, and administrative expenses	338,252	161,338	148,755
Research and development expenses	425,825	170,706	146,519
Acquisition, integration and other costs	45,471	6,207	3,205
Restructuring charges	37,576	6,761	4,360
Impairment of goodwill and intangible assets	—	—	88,633
Amortization of intangible assets	193,637	30,294	33,649

Total operating expenses	1,040,761	375,306	425,121

Operating income (loss)	(18,013)	87,271	(14,608)
Other expense (income):
Interest expense	67,888	17,797	16,939
Loss on debt retirement	—	—	19
Loss (gain) on investments	2,698	(1,404)	1,570
Loss (gain) on foreign currency	(3,502)	786	(580)
Interest income	(2,936)	(3,242)	(3,154)
Other expense (income), net	13,989	(962)	(891)

Income (loss) before income taxes	(96,150)	74,296	(28,511)
Income tax expense (benefit)	(47,390)	20,837	(10,849)

Net income (loss)	$(48,760)	$53,459	$(17,662)

Net income (loss) per common share:
Basic	$(0.37)	$0.47	$(0.15)

Diluted	$(0.37)	$0.46	$(0.15)

Weighted average common shares:
Basic	131,980	114,161	120,157

Diluted	131,980	116,514	120,157

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
	2013	2012	2011
	(in thousands)
Net income (loss):	$(48,760)	$53,459	$(17,662)
Unrealized gain (loss) on marketable securities, net of tax (expense) benefit of $(29), $(244) and $343 in 2013, 2012 and 2011, respectively	100	473	(659)
Unfunded pension liability, net of tax (expense) benefit of $(1,291), $(985) and $2,595 in 2013, 2012 and 2011, respectively	6,142	1,673	(4,418)
Unrealized loss on derivative instruments, net of tax benefit of $1,467 in 2013	(2,541)	—	—
Cumulative translation adjustments, net of tax expense of $(50) in 2013	173	—	—

Comprehensive income (loss), net of tax	$(44,886)	$55,605	$(22,739)

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Operating activities:
Net income (loss)	$(48,760)	$53,459	$(17,662)
Depreciation	61,516	27,953	24,139
Amortization of intangible assets	193,637	30,294	33,649
Amortization of deferred finance fees and debt discount	9,982	639	647
Impairment of goodwill and intangible assets	—	—	88,633
Deferred income tax benefit	(55,763)	(13,989)	(12,144)
Deferred income tax related to goodwill and intangible assets impairments	—	—	(25,584)
Stock compensation expense	35,789	27,906	22,055
Provision for doubtful accounts	(658)	240	200
Revenue reduction related to Comcast’s investment in ARRIS	13,182	—	—
Mark-to-market fair value adjustment related to Comcast’s investment in ARRIS	13,189	—	—
Non-cash restructuring and related charges	6,761	—	—
Loss (gain) on debt retirement	—	—	19
Non cash interest expense	9,926	12,358	11,545
Loss on disposal of product line	—	337	—
Loss on disposal of fixed assets	1,657	82	16
Loss (gain) on investments	2,698	(1,404)	1,570
Excess income tax benefits from stock-based compensation plans	(7,178)	(3,549)	(3,668)
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	9,241	(37,139)	(22,093)
Other receivables	(2,182)	8,398	(1,635)
Inventories	74,111	(21,491)	(7,144)
Accounts payable and accrued liabilities	247,301	(5,675)	433
Prepaids and other, net	6,397	5,982	20,177

Net cash provided by operating activities	570,846	84,401	113,153
Investing activities:
Purchases of investments	(112,756)	(418,956)	(277,937)
Sales of investments	479,781	286,013	296,774
Proceeds from equity investments	14,780	—	—
Purchases of property, plant and equipment	(71,443)	(21,507)	(23,307)
Sale of property, plant, and equipment	120	139	84
Acquisition, net of cash acquired	(2,208,114)	—	(130,227)
Sale of product line	—	3,249	—

Net cash used in investing activities	(1,897,632)	(151,062)	(134,613)

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Financing activities:
Proceeds from issuance of common stock, net	$175,072	$20,304	$22,985
Repurchase of common stock	—	(51,921)	(109,123)
Proceeds from issuance of debt	1,925,000	—	—
Payment of debt obligations	(404,409)	—	—
Cash paid for debt discount	(9,853)	—	—
Deferred financing cost paid	(42,724)	—	—
Early redemption of convertible notes	(79)	—	(4,984)
Excess income tax benefits from stock-based compensation plans	7,178	3,549	3,668
Repurchase of shares to satisfy employee tax withholdings	(12,664)	(9,443)	(8,332)

Net cash provided by (used in) financing activities	1,637,521	(37,511)	(95,786)
Net increase (decrease) in cash and cash equivalents	310,735	(104,172)	(117,246)
Cash and cash equivalents at beginning of year	131,703	235,875	353,121

Cash and cash equivalents at end of year	$442,438	$131,703	$235,875

Supplemental cash flow information:
Interest paid during the year	$48,008	$4,759	$4,731

Income taxes paid during the year	$12,470	$30,082	$5,949

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

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Cumulative Translation Adjustments	Total
Balance, January 1, 2011	$1,409	$1,206,157	$(145,286)	$(47,606)	$(5,421)	$(184)	$1,009,069
Net loss	—	—	—	(17,662)	—	—	(17,662)
Other comprehensive loss, net of tax	—	—	—	—	(5,077)	—	(5,077)
Compensation under stock award plans	—	22,055	—	—	—	—	22,055
Issuance of common stock and other	40	14,894	—	—	—	—	14,934
Repurchase of common stock	—	—	(109,123)	—	—	—	(109,123)
Impact of debt redemption, net of deferred taxes	—	(604)	—	—	—	—	(604)
Income tax benefit related to exercise of stock options	—	2,613	—	—	—	—	2,613

Balance, December 31, 2011	1,449	1,245,115	(254,409)	(65,268)	(10,498)	(184)	916,205
Net income	—	—	—	53,459	—	—	53,459
Other comprehensive income, net of tax	—	—	—	—	2,146	—	2,146
Compensation under stock award plans	—	27,906	—	—	—	—	27,906
Issuance of common stock and other	39	10,822	—	—	—	—	10,861
Repurchase of common stock	—	—	(51,921)	—	—	—	(51,921)
Income tax benefit related to exercise of stock options	—	1,732	—	—	—	—	1,732

Balance, December 31, 2012	1,488	1,285,575	(306,330)	(11,809)	(8,352)	(184)	960,388
Net loss	—	—	—	(48,760)	—	—	(48,760)
Other comprehensive income, net of tax	—	—	—	—	3,701	173	3,874
Compensation under stock award plans	—	35,789	—	—	—	—	35,787
Issuance of common stock and other	278	365,010	—	—	—	—	365,288
Income tax benefit related to exercise of stock options	—	2,408	—	—	—	—	2,410

Balance, December 31, 2013	$1,766	$1,688,782	$(306,330)	(60,569)	$(4,651)	$(11)	$1,318,987

See accompanying notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

ARRIS Group, Inc. (together with its consolidated subsidiaries, except as the context otherwise indicates, “ARRIS” or the “Company”) is a global media entertainment and data communications solutions provider, headquartered in Suwanee, Georgia. The Company operates in two business segments, Customer Premises Equipment and Network & Cloud (See Note 11 Segment Information for additional details.), specializing in enabling multichannel video programming distributors (“MVPDs”), including cable, telephone, and digital broadcast satellite operators, and media programmers to deliver rich media, voice, and IP data services to end consumer subscribers. ARRIS is a leading developer, manufacturer and supplier of interactive set-top boxes, end-to-end digital video and Internet Protocol Television (“IPTV”) distribution systems, broadband access infrastructure platforms, and associated data and voice Customer Premises Equipment (“CPE”). The Company’s solutions are complemented by a broad array of services and systems integration that bring localized expertise to every touchpoint in the delivery process. This lends a customized approach to serving each of ARRIS’ primary markets.

On April 17, 2013, the Company completed its acquisition of Motorola Home from General Instrument Holdings, Inc., a subsidiary of Google, Inc. (See Note 4 Business Acquisitions for additional details.)

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

Investments in companies in which ARRIS has significant influence, or ownership between 20% and 50% of the investee are accounted for in the Consolidated Financial Statements under the equity method of accounting. Under the equity method, the investment is originally recorded at cost and adjusted to recognize the Company’s share of net earnings or losses and any basis differences of the investee. The adjustment is limited to the extent of the Company’s investment in and advances to the investee. As such, consolidated net income includes our equity portion in current earnings of such companies. Investments in which we do not exercise significant influence (generally less than a 20 percent ownership interest) are accounted for under the cost method.

For 2013, none of the Company’s equity method investments exceeded the 10 percent threshold tests for a significant subsidiary as defined in Rule 1-02(w) of Regulation S-X under the Securities Exchange Act of 1934.

(b)    Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

(c)    Cash, Cash Equivalents, and Investments

ARRIS’ cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) are primarily held in money market funds that pay taxable interest. The Company holds investments consisting of mutual funds and debt securities classified as available-for-sale, which are stated at estimated fair value. The debt securities consist primarily of commercial paper, certificates of deposits, short term corporate obligations and U.S. government agency financial instruments. These investments are on deposit with major financial institutions.

From time to time, the Company has held certain investments in the common stock or preferred stock of private companies, which were classified as cost-method investments.

In connection with the Acquisition, ARRIS acquired certain investments in limited liability companies, and partnerships that are accounted for using the equity method as the Company has significant influence over operating and financial policies of the investee companies. The carrying amount of equity method investments is increased for the Company’s proportionate share of net earnings or losses and any basis differences of the investees, or dividend received.

The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount of such investments may not be recoverable. An equity method investment is written down to fair value if there is evidence of a loss in value which is other than temporary. The Company may estimate the fair value of its equity method investments by considering recent investee equity transactions, discounted cash flow analysis, recent operating results, comparable public company operating cash flow multiples. If the fair value of the investment has dropped below the carrying amount, the Company considers several factors when determining whether an other-than temporary decline has occurred, such as; the length of the time and the extent to which the estimated fair value or market value has been below the carrying value, the financial condition and the near-term prospects of the investee, the intent and ability of the Company to retain its investment in the investee for a period of time sufficient to allow for any anticipated recovery in market value and general market conditions.

The Company has two rabbi trusts that are used as funding vehicles for various deferred compensation plans that were available to certain current and former officers and key executives. The Company also has a deferred retirement salary plan, which was limited to certain current or former officers of C-COR. The present value of the estimated future retirement benefit payments is being accrued over the estimated service period from the date of signed agreements with the employees. ARRIS holds an investment to cover its liability. ARRIS also funds its nonqualified defined benefit plan for certain executives in a rabbi trust.

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

Equipment — The Company provides operators with equipment that can be placed within various stages of a broadband system that allows for the delivery of telephony, video and high-speed data as well as outside plant construction and maintenance equipment. For equipment sales, revenue recognition is generally established when the products have been shipped, risk of loss has transferred, objective evidence exists that the product has been accepted, and no significant obligations remain relative to the transaction. Additionally, based on historical experience, ARRIS has established reliable estimates related to sales returns and other allowances for discounts. These estimates are recorded as a reduction to revenue at the time the revenue is initially recorded.

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

Standalone Services — Installation, training, and professional services are generally recognized in service revenue when performed or upon completion of the service when the final act is significant in relation to the overall service transaction. The key element for Professional Services in determining when service transaction revenue has been earned is determining the pattern of delivery or performance which determines the extent to which the earnings process is complete and the extent to which customers have received value from services provided. The delivery or performance conditions of our service transactions are typically evaluated under the proportional performance or completed performance model.

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

(f)    Shipping and Handling Fees

Shipping and handling costs for the years ended December 31, 2013, 2012, and 2011 were approximately $4.9 million, $3.6 million and $3.3 million, respectively, and are classified in net sales and cost of sales.

(g)    Taxes Collected from Customers and Remitted to Governmental Authorities

Taxes assessed by a government authority that are both imposed on and concurrent with specific revenue transactions between us and our customers are presented on a net basis in our Consolidated Statements of Operations.

(h)    Depreciation of Property, Plant and Equipment

The Company provides for depreciation of property, plant and equipment on the straight-line basis over estimated useful lives of 10 to 40 years for buildings and improvements, 2 to 10 years for machinery and equipment, and the shorter of the term of the lease or useful life for leasehold improvements. Included in depreciation expense is the amortization of landlord funded tenant improvements which amounted to $0.2 million in 2013, $0.5 million in 2012 and $0.6 million in 2011. Depreciation expense, including amortization of capital leases, for the years ended December 31, 2013, 2012, and 2011 was approximately $61.5 million, $28.0 million, and $24.1 million, respectively.

(i)    Goodwill and Long-Lived Assets

Goodwill relates to the excess of consideration transferred over the fair value of net assets resulting from an acquisition. On an annual basis, the Company’s goodwill is tested for impairment or more frequently if events or changes in circumstances indicate that the asset is more likely than not impaired, in which case a test would be performed sooner. Our annual goodwill impairment test is performed in the fourth quarter, with a testing date of October 1. For goodwill, the Company performs a two-step quantitative goodwill impairment test. In the first step, the Company compares the fair value of each reporting unit to its carrying amount. Fair value is determined for each reporting unit using a weighting of fair values derived from an income approach using discounted cash flows and a market approach. Under the income approach, fair value of a reporting unit is calculated based on the present value of estimated future cash flows. The discounted cash flow analysis requires us to make various judgmental assumptions, including assumptions about future cash flows, growth rates and weighted average cost of capital (discount rate). The assumptions about future cash flows and growth rates are based on the current and long-term business plans of each reporting unit. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. Under the market approach, fair value is estimated based upon Market multiples of revenue and earnings derived from publicly traded companies with similar operating and investment characteristics as the reporting unit. In order to assess the reasonableness of the calculated fair values of our reporting units, the Company also compares the sum of the reporting units’ fair values to its market capitalization and calculates an implied control premium (the excess of the sum of the reporting units’ fair values over the market capitalization). If the fair value of the reporting unit exceeds the carrying amount of the net assets assigned to that unit, goodwill is not impaired, and no further testing is required. If the fair value of the reporting unit is less than the carrying value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. In the second step, the reporting unit’s fair value is assigned to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit’s goodwill is less than the carrying amount, the difference is recorded as an impairment loss.

The annual goodwill impairment tests were performed in the fourth quarters of 2011, 2012, and 2013 with an assessment date of October 1. There was no impairment of goodwill resulting from our annual impairment testing in 2013 and 2012. In 2011, a goodwill-impairment charge of $41.2 million before tax ($33.9 million after tax) was recorded for the former MCS reporting unit (now included in the Cloud Services reporting unit.)

As of December 31, 2013, the Company had goodwill of $935.6 million, of which $685.0 million related to the CPE reporting unit, $239.7 million related to the Network Infrastructure reporting unit and $10.9 million related to the Cloud Services reporting unit.

Long-lived assets, such as property, plant, and equipment and purchased intangible assets subject to depreciation and amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of the asset or asset group, to the future undiscounted cash flows the asset is expected to generate. In determining future undiscounted cash flows, we have made a “policy decision” to use pre-tax cash flows in our evaluation, which is consistently applied. To test for recovery, we group assets (an “asset group”) in a manner that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities.

Other intangible assets represent acquired intangible assets, which include developed technology, in-process research and development, customer relationships, covenants not-to-compete, and order backlog. Amounts assigned to other identifiable intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives as follows:

Intangibles with finite useful lives:

Developed technology, patents and licenses	2 - 10 years
Customer relationships	7 - 10 years
Non-compete agreements	2 years
Trademarks and trade names	2 - 10 years
Order backlog	1 - 2 years

Intangibles with indefinite useful lives:

In-process research and development	Indefinite

Acquired in-process research and development assets are initially recognized and measured at fair value and classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. Accordingly, during the development period after the acquisition date, this asset will not be amortized as charges to earnings; instead these assets will be subject to periodic impairment testing. Completion of the associated research and development efforts would cause the indefinite-lived in-process research and development assets to become a finite-lived asset. As such, prior to commencing amortization the assets will be tested for impairment.

As of December 31, 2013, the financial statements included intangible assets of $1,176.2 million, net of accumulated amortization of $427.1 million. As of December 31, 2012, the financial statements included intangible assets of $94.5 million, net of accumulated amortization of $239.7 million.

Our intangible assets with finite lives are tested for impairment when events or changes in circumstances indicate that impairment may exist. Our indefinite-lived assets for in-process research and development were tested for impairment as of October 1, 2013.

There were no impairment charges related to purchased intangible assets during 2013 and 2012. In 2011, indicators of impairment existed for long-lived assets associated with the former MCS reporting unit (now included as part of the Cloud Services reporting unit) due to changes in projected operating results and cash flows. In the fourth quarter of 2011, an impairment loss of $47.4 million before tax ($29.1 million after tax) related to customer relationships was recorded.

See Note 5 of Notes to the Consolidated Financial Statements for further information on goodwill and intangible assets.

(j)    Advertising and Sales Promotion

Advertising and sales promotion costs are expensed as incurred. Advertising expense was approximately $4.1 million, $0.2 million, and $0.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

(k)    Research and Development

Research and development (“R&D”) costs are expensed as incurred. ARRIS’ research and development expenditures for the years ended December 31, 2013, 2012 and 2011 were approximately $425.8 million, $170.7 million, and $146.5 million, respectively. The expenditures include compensation costs, materials, other direct expenses, and allocated costs of information technology, telecommunications, and facilities.

(l)    Warranty

ARRIS provides warranties of various lengths to customers based on the specific product and the terms of individual agreements. For further discussion, see Note 10 of the Notes to the Consolidated Financial Statements, Guarantees for further discussion.

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

There is significant uncertainty surrounding how much deferred income tax assets will ultimately arise from the acquisition of Motorola Home and be available for utilization by ARRIS. As of December 31, 2013, the Seller has not completed the preparation and the related filing of the final income tax returns for the income tax year ending with the acquisition by ARRIS on April 16, 2013. At this time, the Company has recorded its best estimate of the deferred income tax assets, given the information that is currently available.

See Note 17 of Notes to the Consolidated Financial Statements for further discussion.

(n)    Foreign Currency Translation

A significant portion of the Company’s products are manufactured or assembled in China, Mexico and Taiwan, and we have research and development centers in China, India, Ireland, Israel, Russia and Sweden. Sales into international markets have been and are expected in the future to be an important part of the Company’s business. These foreign operations are subject to the usual risks inherent in conducting business abroad, including risks with respect to currency exchange rates, economic and political destabilization, restrictive actions and taxation by foreign governments, nationalization, the laws and policies of the United States affecting trade, foreign investment and loans, and foreign tax laws.

ARRIS has certain international customers who are billed in their local currency and certain predictable expenditures for international operations in local currency. Additionally, certain intercompany transactions created in conjunction with the Motorola Home acquisition are denominated in foreign currencies and subject to revaluation. The Company uses a hedging strategy and enters into forward or currency option contracts based on a percentage of expected foreign currency exposures. The percentage can vary, based on the predictability of the exposures denominated in the foreign currency. Currently, the Company has no outstanding foreign currency hedges.

(o)    Israeli Severance Pay

The Company’s wholly-owned subsidiary located in Israel is required to fund future severance liabilities determined in accordance with Israeli severance pay laws. Under these laws, employees are entitled upon termination to one month’s salary for each year of employment or portion thereof. The Company records compensation expense to accrue for these costs over the employment period, based on the assumption that the benefits to which the employee is entitled, if the employee separates immediately. The Company funds the liability by monthly deposits in insurance policies and severance funds. The value of the severance fund assets are primarily recorded in other non-current assets on the Company’s consolidated balance sheets, which was $3.6 million as of December 31, 2013 and $3.8 million as of December 31, 2012. The liability for long-term severance accrued on the Company’s consolidated balance sheets was $3.9 million as of December 31, 2013 and $4.2 million as of December 31, 2012.

(p)    Stock-Based Compensation

See Note 19 of Notes to the Consolidated Financial Statements for further discussion of the Company’s significant accounting policies related to stock based compensation.

(q)    Concentrations of Credit Risk

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

•	Senior secured credit facilities: Comprised of term loans and revolving credit facility. The face value of the Company’s term loans totaled approximately $1,752.6 million at December 31, 2013.

•

Derivative instruments: The carrying amounts reported in the balance sheet for derivative financial instruments approximate their fair values. The Company has designated these instruments as cash flow hedges and the objective was to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.

(r)    Computer Software

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

(s)    Comprehensive Income (Loss)

The components of comprehensive income (loss) include net income (loss), unrealized gains (losses) on available-for-sale securities, unrealized gains (losses) on derivative instruments, change in unfunded pension liability, net of tax, if applicable and change in cumulative translation adjustments. Comprehensive income (loss) is presented in the consolidated statements of comprehensive income (loss).

Note 3. Impact of Recently Issued Accounting Standards

Adoption of New Accounting Standards — In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. This update requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source (e.g., the release due to cash flow hedges from interest rate contracts) and the income statement line items affected by the reclassification (e.g., interest income or interest expense). If a component is not required to be reclassified to net income in its entirety (e.g., the net periodic pension cost), companies would instead cross reference to the related footnote for additional information (e.g., the pension footnote). This update was adopted by ARRIS beginning in the first quarter of 2013. The adoption of this guidance did not have a material impact on our consolidated financial position and results of operations.

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

Accounting Standards Issued But Not Yet Effective — In July 2013, the FASB issued an accounting standard update which provides that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In December 2013, the FASB issued an accounting standard update which amends the Master Glossary of the FASB Accounting Standards Codification to provide entities with a single definition of a Public Business Entity for use in future financial accounting and reporting guidance beginning in 2014.

Accounting pronouncements issued but not in effect until after December 31, 2013 are not expected to have a significant impact on our consolidated financial position or results of operations.

Note 4. Business Acquisitions

Acquisition of Motorola Home

On April 17, 2013, ARRIS completed its acquisition of Motorola Home from General Instrument Holdings, Inc. (“Seller”), a subsidiary of Google, Inc. Consideration for the acquisition consisted of approximately $2,208.1 million in cash, inclusive of working capital adjustments, and 10.6 million shares of ARRIS’ common stock (the “Acquisition”).

The Acquisition enhanced the Company’s scale and product breadth in the telecom industry, significantly diversified the Company’s customer base and expanded dramatically the Company’s international presence. Notably, the acquisition brought to ARRIS, Motorola Home’s product scale and scope in end-to-end video processing and delivery, including a full range of QAM and IP set top box products, as well as IP Gateway CPE equipment for data and voice services for broadband service providers. The Acquisition also enhanced the depth and scale of the Company’s R&D capabilities, particularly in the video arena.

The following table summarizes the fair value of consideration transferred for Motorola Home, net of cash acquired (in thousands):

Cash transferred (1)	$2,208,114
Fair Value of shares issued to Seller (2)	176,410
Total value of consideration	$2,384,524

(1)	At closing the actual cash transferred as part of the transaction was $2,159.8 million, net of cash acquired of $78.0 million. During the quarter ended September 30, 2013, an additional $48.3 million of cash was transferred as part of working capital adjustments. The cash portion of the consideration was funded with cash on hand, borrowings under ARRIS’ senior secured credit facilities (see Note 15 Long-Term Indebtedness for additional details) and through the sale by ARRIS of approximately 10.6 million shares of ARRIS’ common stock to a subsidiary of Comcast Corporation for $150 million in cash.
(2)	The fair value of the 10.6 million shares issued to Seller was determined based on the opening price of the Company’s common stock at the Acquisition date.

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

The following table summarizes the estimated fair values of the net assets acquired as of the acquisition date, as well as measurement period and other adjustments made during 2013 to the amounts initially recorded. The measurement period adjustments have been retrospectively adjusted in our financial statements as if those adjustments occurred on the acquisition date. Certain estimated fair values are not yet finalized (see below) and are subject to change, which could be significant. We will finalize the amounts recognized as we obtain the information necessary to complete the analysis, but no later than one year from the acquisition date.

(in thousands)	Amounts Recognized as of Acquisition Date (a)	Adjustments	Amounts Recognized as of Acquisition Date (as adjusted)
Total consideration transferred, net of cash acquired (b)	$2,336,172	$48,352	$2,384,524
Assets acquired and liabilities assumed:
Accounts receivable	462,162	—	462,162
Inventories	279,562	(9,170)	270,392
Deferred income tax assets (c)	370,543	3,738	374,281
Other assets	153,094	14,684	167,778
Property, plant & equipment (d)	350,547	(10,161)	340,386
Intangible assets (e)	1,343,400	(104,200)	1,239,200
Accounts payable	(349,235)	—	(349,235)
Deferred revenue	(27,797)	—	(27,797)
Other liabilities (f)	(324,852)	(21,867)	(346,719)
Deferred tax liability (c)	(534,479)	43,977	(490,502)

Total net assets acquired	1,722,945	(82,999)	1,639,946

Goodwill (g)	$613,227	$131,351	$744,578

(a)	As previously reported as of June 30, 2013.
(b)	Amount represents adjustment for final working capital.
(c)	The measurement period and other adjustments for deferred tax assets and liabilities primarily reflect the tax impact of the pre-tax measurement period adjustments and adjustments to certain uncertain tax positions following receipt of additional information about facts and circumstances existing as of the Acquisition date.
(d)	The measurement period adjustments for property, plant & equipment costs to reflect updated fair values of acquired personal property that existed as of the acquisition date.
(e)	The measurement period adjustments for identifiable intangible assets primarily consists of adjustments recorded to reflect changes in the estimated fair value of certain acquired intangibles, principally customer relationships, developed technology and patents, and in-process research and development based upon facts and circumstances that existed as of the acquisition date. The Company continued to gather further specific information on the Motorola Home intangible assets, such as the timing and risk of cash flows of the intangible assets, including those assets still in the research and development phase. Some of the more significant assumptions inherent in the development of intangible asset values, from the perspective of a market participant, include: the amount and timing of projected future cash flows (including revenue, cost of sales, research and development costs, sales and marketing expenses); working capital; contributory asset charges; the discount rate selected to measure the risks inherent in the future cash flows; and the assessment of the asset’s life cycle and the competitive trends impacting the asset, as well as other factors. These factors were refined in order to further complete the valuation work that impacted (i) the estimated total fair value assigned to intangible assets, (ii) the estimated assignment of fair value between finite-lived and indefinite-lived intangible assets and/or (iii) the estimated weighted-average useful life of each category of intangible assets.
(f)	The change primarily relates to an increase in warranty accrual due to a change in estimate of the initial accrued warranty recorded at the acquisition date as a result of additional information arising subsequent to the acquisition that existed as of the Acquisition date, as well as adjustment for certain foreign pension obligations.

(g)	Goodwill recognized as of the Acquisition date (as adjusted) totaled $744.6 million and is attributable to the workforce of the acquired business, strategic opportunities and synergies that are expected to arise from the acquisition of Motorola Home. The preliminarily determined goodwill has been assigned to the Company’s three reporting units (see Note 5 Goodwill and Intangible Assets for additional details). These amounts are not yet finalized and are subject to change. With the exception of $77.6 million of goodwill that retains its tax basis after the acquisition, the remaining portion of the $744.6 million of goodwill is not expected to be deductible for income tax purposes. The amount of tax deductible goodwill remains subject to adjustment through the measurement period.

The Company recognizes an increase or decrease in the provisional amounts recognized for identifiable asset (liability) by means of a decrease or increase in goodwill. ARRIS performed a careful evaluation of the adjustments made to the provisional amounts recognized to determine whether the potential adjustment is the result of information that existed as of the acquisition date or whether the adjustment is the result of events occurring subsequent to the acquisition date. As such, the Company only adjusted the provisional amounts for facts and circumstances that existed at the acquisition date.

As of December 31, 2013, the initial accounting the following item is subject to change:

•

Amounts for income tax assets, receivables and liabilities pending the filing of pre-acquisition tax returns, as well as the receipt of information from taxing authorities, which may change certain estimates and assumptions used.

During the measurement period, the Company will adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date and will record those adjustments to the financial statements.

Certain tax attributes will not likely be known until tax returns of acquired entities are filed. It is possible some tax returns may not be filed until after the measurement period. Therefore, there is likelihood that certain deferred tax assets and/or liabilities related to tax attributes may be recorded outside the measurement period. Additionally, significant uncertainty remains with regard to how much U.S. Federal and State deferred income tax assets will ultimately arise from the acquisition of Motorola Home and be realized by ARRIS. Google, Inc. has not yet filed all income tax returns due for the tax period ending with this acquisition on April 16, 2013, and has yet to finalize certain very complex calculations that materially impact the deferred tax assets that ARRIS could ultimately realize. At this time, the Company believes that it has recorded its best available estimate regarding these deferred income tax assets, given the information that is currently available. However, it is possible that the amount of deferred income tax assets ultimately recorded by ARRIS will be materially different from the amounts recorded today.

The $1.2 billion of acquired intangible assets were assigned to the following (in thousands):

	Fair value	Estimated Weighted Average Life (years)
Customer relationships	$653,400	8
Developed technology and patents	439,300	6
In process R&D	83,100	indefinite
Backlog	44,600	1
Trademark / trade name	18,800	1

Total	$1,239,200

As part of the Acquisition, the Company acquired outright 991 technology patents or pending applications (“the “Patents”), the durations are adequate relative to the expected useful lives of our products.

The 991 patents acquired increased the number of patents owned by the Company to approximately 2,000. The Company determined that the acquired patents have estimated useful lives similar to the developed technology product lines to which they are associated. As such, the Company has recognized and measured the Patents and developed technology together as one unit of account for each technology product line acquired. A separate estimated useful life was determined for each technology product line, for which amortization will be recognized. It was determined that a small number of patents were associated with discontinued or never deployed technologies for which no revenues are expected. These Patents were assigned a nominal value. ARRIS also obtained a license to certain patents. These patents included:

(i)	2,173 patents that are subject to a broad license that permits us to use the patents in any manner ARRIS deems appropriate with respect to new products developed by ARRIS (the “Broad Use Patents”); and

(ii)	approximately 17,000 patents that are subject to a license that only permits us to use the technology in existing products and future products in the same field as the existing business (collectively with the Broad Use Patents, the “Licensed Patents”).

The Company determined there was no incremental value in the Licensed Patents apart from that already embedded in the value of the technology. As a result, the value of the Licensed Patents has been captured as part of the technology valuations similar to the acquired patents.

In connection with the Acquisition, the Seller agreed to indemnify ARRIS for a portion of certain potential liabilities from certain intellectual property infringement litigation claims. As a result, the Company recorded at the date of acquisition a $70 million liability related to one of these litigation claims and an indemnification asset of $70 million related to this liability. The litigation claim subsequently was settled for $85 million, for which ARRIS was fully indemnified. The Company also recorded a $13.9 million liability at the date of acquisition related to an infringement lawsuit included as part of $50.0 million of potential liability retained by ARRIS pursuant to the acquisition agreement. This lawsuit settled subsequent to the date of Acquisition. See Note 23 Contingencies for additional details.

The fair value of accounts receivable was $462.2 million, with the gross contractual amount being $470.9 million. The Company expects $8.7 million to be uncollectible.

As a result of the Acquisition, ARRIS acquired investments in two limited liability corporations in which the Company is a party to with Comcast. The investees were determined to be variable interest entities of which ARRIS is not the primary beneficiary, as ARRIS does not have the power to direct the activities of the investee that most significantly impact its economic performance. The limited liability corporations are licensing and research and development companies. The Company’s ownership percentages in the licensing and the research and development corporation are 49% and 50%, respectively, which are accounted for as equity method investments. The purpose of the limited liability corporations are to license, develop, deploy, support, and to gain market acceptance for certain technologies that reside in a cable plant or in a cable device. Subject to agreement on annual statements of work, the Company is providing to one of the ventures, engineering services per year approximating 20% to 30% of the approved venture budget, which is expected to be in the range of approximately $6 million to $8 million per year. The Company is also required to make annual contributions for the purpose of funding development projects identified by the venture. During 2013, the Company made funding contributions to the investment of $8.1 million.

(in thousands)	Carrying Value	Maximum Exposure to Loss
Conditional Access Licensing (“CAL”)	$6,476	$6,476
Combined Conditional Access Development (“CCAD”)	5,886	18,000

The Company’s future total annual funding contributions to CCAD are expected to be in the range of approximately $16 million to $18 million, and represent the Company’s annual maximum exposure to loss.

The Company incurred acquisition related costs of $18.6 million for the year ended December 31, 2013. These amounts were expensed by the Company as incurred and are included in the Consolidated Statement of Operations in the line item titled “Acquisition, integration and other costs”.

The Motorola Home business contributed revenues of approximately $2,138 million to our consolidated results from the date of Acquisition through December 31, 2013.

The following unaudited pro forma summary presents consolidated information of the Company as if the acquisition of Motorola Home occurred on January 1, 2012, the beginning of the comparable prior annual period.

The pro forma adjustments primarily relate to the depreciation expense on stepped up fixed assets, amortization of acquired intangibles, interest expense related to new financing arrangements and the estimated impact on the Company’s income tax provision. The unaudited pro forma combined results of operations are provided for illustrative purposes only and are not indicative of the Company’s actual consolidated results. The unaudited pro forma net loss for the year ended December 31, 2013 was adjusted to exclude $18.6 million of acquisition related costs and $48.4 million of expense related to the fair value adjustment to acquisition-date inventory. Unaudited pro forma net loss for the year ended December 31, 2012 was adjusted to include these charges. In addition, unaudited pro forma net loss for the year ended December 31, 2012 includes $11.0 million reduction in revenue related to the fair value adjustment to deferred revenue. These adjustments exclude the income tax impact.

Unaudited Supplemental Pro Forma Information

For the years ended December 31,

(in thousands, except per share data)

	2013	2012
Net sales	$4,426,576	$4,685,648
Net income (loss)	(108,548)	(142,489)
Income (loss) per common share:
Basic	$(0.79)	$(1.05)
Diluted	$(0.79)	$(1.05)

These pro forma results are based on estimates and assumptions that the Company believes are reasonable.

Note 5. Goodwill and Intangible Assets

Goodwill relates to the excess of consideration transferred over the fair value of net assets resulting from an acquisition. Our goodwill is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset is more likely than not impaired. Our annual goodwill impairment test is performed in the fourth quarter, with a testing date of October 1.

As of December 31, 2013, the Company has recorded goodwill of $935.6 million. Effective in the second quarter of 2013, the Company changed its operating segments due to a change in its underlying organizational model designed to support the business following the Acquisition (see Note 11 — Segment Information). The Company did not operate under the realigned operating segment structure prior to the second quarter of 2013. This change in segments also resulted in a change in our reporting units resulting in a reassignment of goodwill amongst some of the Company’s reporting units. Prior period segment information has been retrospectively adjusted to reflect this reassignment. For purposes of goodwill and impairment testing, the Company has determined that it has three reporting units based on the organizational structure, the financial information that is provided to and reviewed by segment management and aggregation criteria applicable to component business that are economically similar. For the CPE operating segment, the reporting unit is the same as the operating segment. The Network & Cloud operating segment is comprised of two reporting units, which are Network Infrastructure and Cloud Services.

For goodwill, the Company performs a quantitative two-step impairment test. In the first step, the Company compares the fair value of each reporting unit to its carrying amount. The Company determines the fair value of each reporting unit using a weighting of fair values derived from an income approach using discounted cash flows and a market approach. Under the income approach, the Company calculates the fair value of a reporting unit based on the present value of estimated future cash flows. The discounted cash flow analysis requires us to make various judgmental assumptions, including assumptions about future cash flows, growth rates and weighted average cost of capital (discount rate). The assumptions about future cash flows and growth rates are based on the current and long-term business plans of each reporting unit. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. Under the market approach, the Company estimates the fair value based upon Market multiples of revenue and earnings derived from publicly traded companies with similar operating and investment characteristics as the reporting unit. The weighting of the fair value derived from the market approach ranges from 0% to 50% depending on the level of comparability of these publicly-traded companies to the reporting unit. When market comparables are not meaningful or not available, the Company may estimate the fair value of a reporting unit using only the income approach. The Company considers the relative strengths and weaknesses inherent in the valuation methodologies utilized in each approach and consults with a third party valuation specialist to assist in determining the appropriate weighting.

In order to assess the reasonableness of the calculated fair values of our reporting units, the Company also compares the sum of the reporting units’ fair values to its market capitalization and calculates an implied control premium (the excess of the sum of the reporting units’ fair values over the market capitalization). The Company evaluates the control premium by comparing it to the fair value estimates of the reporting unit. If the implied control premium is not reasonable in light of the analysis, the Company will reevaluate the fair value estimates of the reporting unit by adjusting the discount rates and/or other assumptions. If the fair value of the reporting unit exceeds the carrying amount of the net assets assigned to that unit, goodwill is not impaired, and no further testing is required. If the fair value of the reporting unit is less than the carrying amount, we must perform the second step of the impairment test to measure the amount of impairment loss, if any. In the second step, the reporting unit’s fair value is assigned to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit’s goodwill is less than the carrying amount, the difference is recorded as an impairment loss.

The valuation methodologies described above have been consistently applied for all years presented below. See Part II, Item 7 Critical Accounting Policies for further information regarding the Company’s goodwill impairment testing.

There was no impairment of goodwill resulting from our annual impairment testing in 2013 and 2012. In 2011, a goodwill-impairment charge of $41.2 million before tax ($33.9 million after tax) was recorded for the former MCS reporting unit (now included as part of the Cloud Services reporting unit.) The Company performed a sensitivity analysis for goodwill impairment with respect to each of our respective reporting units and determined that neither a hypothetical 10% decline in the fair value, nor a 100 basis point increase in the discount rate, nor a 100 basis point decrease in the terminal growth rate of each of reporting units as of October 1, 2013 would result in an impairment of goodwill for any reporting unit.

During 2013, the Company recorded additional goodwill of $744.6 million related to the Acquisition. The Company has assigned the assets and liabilities acquired to each of its identified reporting units.

The changes in the carrying amount of goodwill for the year ended December 31, 2013 are as follows (in thousands):

	CPE	Network Infrastructure	Cloud Services	Total
Goodwill	$31,850	$419,745	$121,603	$573,198
Accumulated impairment losses	—	(257,053)	(121,603)	(378,656)

Balance as of December 31, 2011 (1)	31,850	162,692	—	194,542
Adjustment to net deferred taxes — C-COR	—	(1,188)	—	(1,188)
Adjustment to net deferred taxes — BigBand	—	761	—	761

Goodwill	31,850	419,318	121,603	572,771
Accumulated impairment losses	—	(257,053)	(121,603)	(378,656)

Balance as of December 31, 2012 (1)	31,850	162,265	—	194,115
Goodwill acquired	653,191	80,524	10,863	744,578
Adjustment to net deferred taxes — C-COR	—	(380)	—	(380)
Adjustment to net deferred taxes — BigBand	—	(2,734)	—	(2,734)

Goodwill	685,041	496,728	132,466	1,314,235
Accumulated impairment losses	—	(257,053)	(121,603)	(378,656)

Balance as of December 31, 2013	$685,041	$239,675	$10,863	$935,579

(1)	Reflects retrospective reassignment of goodwill due to reorganization of segments and reporting unit structure.

Intangibles

The Company makes judgments about the recoverability of purchased intangible assets with finite lives whenever events or changes in circumstances indicate that impairment may exist. Examples of such circumstances include, but are not limited to, operating or cash flow losses from the use of such assets or changes in our intended uses of such assets. Recoverability of purchased intangible assets with finite lives is measured by comparing the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. In determining future undiscounted cash flows, we have made a “policy decision” to use pre-tax cash flows in our evaluation, which is consistently applied. To test for recovery, we group assets (an “asset group”) in a manner that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities.

The Company reviews indefinite-lived assets for impairment annually or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Recoverability of indefinite-lived intangible assets is measured by comparing the carrying amount of the asset to the future discounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying amount and the fair value of the indefinite-lived intangible asset. As of December 31, 2013, the carrying amount of in-process research and development was $71.1 million. Completion of the associated research and development efforts would cause the indefinite-lived in-process research and development asset to become a finite-lived asset. As such, prior to commencing amortization the assets will be tested for impairment. Because indefinite-lived intangible assets are initially recognized at fair value, any decrease in the fair value of the intangible asset will result in an impairment charge. The company uses discounted cash flows in the determination of the fair value of its indefinite-lived intangible assets. As such, a decrease in cash flows for the projects, as well as, an increase in interest rate changes affecting the discount rate used in the test without any offsetting increase in cash flows, could cause the discounted cash flows to decrease, resulting in an impairment charge.

In 2013, the Company recognized acquired in-process research and development assets of $83.1 million associated with the Acquisition, which initially is recognized at fair value and classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. Accordingly, during the development period after the acquisition date, this asset was not amortized as a charge to earnings; instead these assets were subject to periodic impairment testing. During 2013, acquired in-process research and development projects of $12 million were successfully completed. The Company’s impairment testing of these projects determined no impairment existed with regard to the assets. The asset was then considered a finite-lived intangible asset and reclassified as part of developed technology and amortization of the asset commenced.

In 2011, the Company recognized acquired in-process research and development assets of $7.8 million associated with the BigBand acquisition which was initially recognized at fair value and classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. Accordingly, during the development period after the acquisition date, this asset was not amortized as a charge to earnings; instead these assets were subject to periodic impairment testing. In 2012, upon successful completion of the development process for the acquired in-process research and development projects, the Company determined no impairment existed with regard to the asset. The asset was then considered a finite-lived intangible asset and reclassified as part of developed technology and amortization of the asset commenced.

Assumptions and estimates about future values and remaining useful lives of our purchased intangible assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends and internal factors such as changes in our business strategy and our internal forecasts.

There was no impairment charges related to finite lived purchased intangible assets during 2013 and 2012, as no indicators of impairment existed. In the fourth quarter of 2011, an impairment loss of $47.4 million before tax ($29.1 million after tax) related to customer relationships in the former MCS reporting unit (now included as part of the Cloud Services reporting unit) was recorded. Our ongoing consideration of all the factors described previously could result in additional impairment charges in the future, which could adversely affect our net income.

The Company’s intangible assets have an amortization period of six months to ten years. The gross carrying amount and accumulated amortization of the Company’s intangible assets as of December 31, 2013 and December 31, 2012 are as follows (in thousands):

	December 31, 2013				December 31, 2012
	Gross Amount	Accumulated Amortization	Net Book Value	Weighted Average Remaining Life (Years)	Gross Amount	Accumulated Amortization	Net Book Value	Weighted Average Remaining Life (Years)
Customer relationships	$903,409	$266,323	$637,086	7.0	$250,009	$190,285	$59,724	4.0
Developed technology, patents & licenses	563,326	120,679	442,647	5.0	77,769	42,964	34,805	4.4
Trademarks/trade names	20,900	8,549	12,351	1.5	257	257	—	—
Order backlog	44,600	31,592	13,008	0.3	3,000	3,000	—	—
Non-compete agreements	—	—	—	—	3,162	3,162	—	—
In-process R&D	71,100	—	71,100	—	—	—	—	—

Total	$1,603,335	$427,143	$1,176,192		$334,197	$239,668	$94,529

Amortization expense recorded on the intangible assets listed in the above table for the years ended December 31, 2013, 2012 and 2011 was $193.6 million, $30.3 million, and $33.6 million, respectively. Amortization expense is reported in the consolidated statements of operations within operating expenses under the caption “Amortization of intangible assets.” The estimated total amortization expense for finite-lived intangibles for each of the next five fiscal years is as follows (in thousands):

2014	$224,363
2015	203,979
2016	173,251
2017	156,316
2018	117,362
Thereafter	229,821

Amounts reflected in the above table exclude $71.1 million of amortization that would be incurred upon successful completion of in-process research and development projects.

Note 6. Comcast Investment in ARRIS

In connection with the Acquisition, Comcast Corporation (“Comcast”) was given an opportunity to invest in ARRIS. On January 11, 2013, ARRIS entered into a separate agreement accounted for as a contingent equity forward with a subsidiary of Comcast providing for the purchase of approximately 10.6 million shares of the Company’s common stock for $150 million, or $14.11 per share. The transaction with Comcast was contingent on the closing of the Acquisition.

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

At the time the agreement was executed with Comcast on January 11, 2013, the Company’s stock price was $15.35 per share. However, consistent with earlier negotiations, Comcast agreed to invest in ARRIS at the same price as Google, which was $14.11 per share. The revenue recognition accounting guidance requires that the Company recognize the intrinsic value of the benefit received by Comcast — the entitlement to invest at a price below the market price ($14.11 per share as opposed to the then-market price of $15.35 per share) on the date the agreement with Comcast was executed — as a reduction of revenue. As such, revenue and gross margin were reduced by approximately $13.2 million during the first quarter 2013.

Because the obligation under the agreement was not indexed to the Company’s stock and does not meet the definition of a derivative, the Company elected to subsequently account for the obligation at fair value by electing the fair value option. That is, the Company has marked-to-market the obligation at each reporting period. This resulted in a mark-to-market income adjustment of $13.2 million expense in the first half of 2013. This mark-to-market adjustment is recorded in Other expense (income), net in the Consolidated Statements of Operations.

Upon settlement of the contract in the second quarter of 2013, the Company recorded the issuance of its common stock to Comcast, which is included in stockholders’ equity on the Consolidated Balance Sheets.

Note 7. Investments

ARRIS’ investments consisted of the following (in thousands):

	As of December 31, 2013	As of December 31, 2012
Current Assets:
Available-for-sale securities	$67,360	$398,414
Noncurrent Assets:
Available-for-sale securities	7,004	59,549
Equity method investments	23,803	—
Cost method investments	15,250	6,000
Other investments	25,119	20,615

Total classified as non-current assets	71,176	86,164

Total	$138,536	$484,578

Available-for-sale securities — ARRIS’ investments in debt and marketable equity securities are categorized as available-for-sale and are carried at fair value. The Company currently does not hold any held-to-maturity securities. Realized gains and losses on available-for-sale securities are included in net income.

Unrealized gains and losses on available-for-sale securities are included in our Consolidated Balance Sheet as a component of accumulated other comprehensive income (loss). The total gains included in the accumulated other comprehensive income related to available-for-sale securities were $0.3 million and $0.2 million, net of tax, as of December 31, 2013 and December 31, 2012, respectively. Realized and unrealized gains and losses in total and by individual investment as of December 31, 2013 and 2012 were not material. The amortized cost basis of the Company’s available-for-sale securities approximates fair value.

The contractual maturities of the Company’s available-for-sale securities as of December 31, 2013 are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties. The amortized cost basis of the Company’s investments approximates fair value (in thousands):

December 31, 2013
Within one year	$67,360
After one year through five years	3,604
After five years through ten years	—
After ten years	3,400

Total	$74,364

Equity method investments — In connection with the Acquisition, ARRIS acquired certain investments in limited liability companies, and partnerships that are accounted for using the equity method as the Company has significant influence over operating and financial policies of the investee companies. These investments are recorded at $23.8 million and $0 as of December 31, 2013 and 2012, respectively. The carrying amount of equity method investments is increased for the Company’s proportionate share of net earnings or losses and any basis differences of the investees, or dividend received. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount of such investments may not be recoverable. An equity method investment is written down to fair value if there is evidence of a loss in value which is other than temporary.

The following table summarizes the ownership structure and ownership percentage of the non-consolidated investments as of December 31, 2013, which are accounted for using the equity method.

Name of Investee	Ownership Structure	% Ownership
MPEG LA	Limited Liability Company	8.4%
Music Choice	Limited Liability Partnership	18.2%
Conditional Access Licensing	Limited Liability Company	49.0%
Combined Conditional Access Development	Limited Liability Company	50.0%

Cost method investments — ARRIS holds cost method investments in private companies. These investments are recorded at $15.3 million and $6.0 million as of December 31, 2013 and 2012, respectively. Due to the fact the investments are in private companies, the Company is exempt from estimating the fair value on an interim and annual basis. It is impractical to estimate the fair value since the quoted market price is not available. Furthermore, the cost of obtaining an independent valuation appears excessive considering the materiality of the investments to the Company. However, ARRIS is required to estimate the fair value if there has been an identifiable event or change in circumstance that may have a significant adverse effect on the fair value of the investment.

Other investments — At December 31, 2013 and December 31, 2012, ARRIS held $25.1 million and $20.6 million, respectively, in certain life insurance contracts. This investment is classified as non-current investments in the Consolidated Balance Sheet. The Company determined the fair value to be the amount that could be realized under the insurance contract as of each reporting period. The changes in the fair value of these contracts are included in net income.

Other-Than-Temporary Investment Impairments — ARRIS concluded that no other-than-temporary impairment losses existed as of December 31, 2013. In making this determination, ARRIS evaluates its investments for any other-than-temporary impairment on a quarterly basis considering all available evidence, including changes in general market conditions, specific industry and individual entity data, the financial condition and the near-term prospects of the entity issuing the security, and the Company’s ability and intent to hold the investment until recovery. For the year ended December 31, 2012, ARRIS recognized other-than-temporary impairment charges of $1.5 million in the statements of consolidated income.

Classification of securities as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity consideration based on market conditions. If management intends to hold the securities for longer than one year as of the balance sheet date, they are classified as non-current.

Note 8. Fair Value Measurements

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

The following table presents the Company’s investment assets (excluding equity and cost method investments) measured at fair value on a recurring basis as of December 31, 2013 (in thousands):

	Level 1	Level 2	Level 3	Total
Current Assets:
Certificates of deposit	$—	$3,814	$—	$3,814
Commercial paper	—	2,994	—	2,994
Corporate bonds	—	30,987	—	30,987
Short-term bond fund	29,565	—	—	29,565

	29,565	37,795	—	67,360
Noncurrent Assets:
Cash surrender value of company owned life insurance	—	25,119	—	25,119
Corporate bonds	—	3,604	—	3,604
Corporate obligations	—	18	—	18
Money markets	212	—	—	212
Mutual funds	184	—	—	184
Other investments	—	2,986	—	2,986

	396	31,727	—	32,123

Total assets	$29,961	$69,522	$—	$99,483

The following table presents the Company’s investment assets (excluding equity and lost method investments) measured at fair value on a recurring basis as of December 31, 2012 (in thousands):

	Level 1	Level 2	Level 3		Total
Current Assets:
Certificates of deposit	$—	$5,416		$—	$5,416
Commercial paper	—	18,964		—	18,964
Corporate bonds	—	209,093		—	209,093
Municipal bonds	164,941	—		—	164,941

	164,941	233,473		—	398,414
Noncurrent Assets:
Cash surrender value of company owned life insurance	—	20,615		—	20,615
Corporate bonds	—	53,914		—	53,914
Corporate obligations	—	15		—	15
Money markets	226	—		—	226
Mutual funds	179	—		—	179
Other investments	—	5,215		—	5,215

	405	79,759		—	80,164

Total assets	$165,346	$313,232	$—		$478,578

In addition to the amounts disclosed in the above table, the fair value of the Company’s Israeli severance pay assets, which were almost fully comprised of Level 2 assets, was $3.6 million and $3.8 million as of December 31, 2013 and December 31, 2012, respectively.

All of the Company’s short-term and long-term investments at December 31, 2013 are classified within Level 1 or Level 2 of the fair value hierarchy as they are valued using quoted market prices, market prices for similar securities, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include the Company’s investment in money market funds, mutual funds and municipal bonds. Such instruments are generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on other observable inputs include the Company’s cash surrender value of company owned life insurance, corporate obligations and bonds, commercial paper and certificates of deposit. Such instruments are classified within Level 2 of the fair value hierarchy.

In determining the value of certain Level 1 and Level 2 instruments, ARRIS has performed steps to verify the accuracy of the valuations provided by ARRIS’ brokerage firms. ARRIS has reviewed the most recent Statement on Standards for Attestation Engagements No. 16 (SSAE report) for each brokerage firm holding investments for ARRIS. The SSAE report for each did not identify any control weakness in the brokerages’ policies and procedures, in particular as they relate to the pricing and valuation of financial instruments. ARRIS has determined the third party pricing source used by each firm to be a reliable recognized source of financial valuations. In addition ARRIS has performed further testing on a large sample of its corporate obligations and commercial paper investments. These tests did not show any material discrepancies in the valuations provided by the brokerage firms. It is the Company’s intent to continue to verify valuations on a quarterly basis, using one or more reliable recognized third party pricing providers. See Note 7 and Note 9 for further information on the Company’s investments and derivative instruments.

In addition to the financial instruments included in the above table, certain nonfinancial assets and liabilities are to be measured at fair value on a nonrecurring basis in accordance with applicable authoritative guidance. This includes items such as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and nonfinancial long-lived asset groups measured at fair value for an impairment assessment. In general, nonfinancial assets including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. As of December 31, 2013, the Company had not recorded any impairment related to such assets and had no other material nonfinancial assets or liabilities requiring adjustments or write-downs to their current fair value.

The face value of debt as of December 31, 2013 approximated the fair value.

Note 9. Derivative Instruments and Hedging Activities

Risk Management Policies — ARRIS is exposed to financial market risk, primarily related to foreign currency and interest rates. These exposures are actively monitored by management. To manage the volatility relating to certain of these exposures, the Company enters into a variety of derivative financial instruments. Management’s objective is to reduce, where it is deemed appropriate to do so, fluctuations in earnings and cash flows associated with changes in foreign currency and interest rates. ARRIS’ policies and practices are to use derivative financial instruments only to the extent necessary to manage exposures. ARRIS does not hold or issue derivative financial instruments for trading or speculative purposes.

Accounting Policy for Derivative Instruments — The derivatives and hedging accounting standard provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

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

The Company’s foreign currency derivative financial instruments are not designated as hedges, and accordingly, all changes in the fair value of the instruments are recognized as a loss (gain) on foreign currency in the Consolidated Statements of Operations.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2013, such derivatives were used to hedge the variable cash flows associated with existing lines of credit. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the year ended December 31, 2013, the Company did not have expenses related to hedge ineffectiveness in earnings.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Over the next 12 months, the Company estimates that an additional $7.0 million may be reclassified as an increase to interest expense.

As of December 31, 2013, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swaps	6	$600,000,000

The table below presents the pre-tax impact of the Company’s derivative financial instruments had on the Accumulated Other Comprehensive Income and Statement of Operations for the year ended December 31, 2013 (in thousands):

	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate derivatives	$(7,140)	Interest expense	$(3,132)	$—

Credit-risk-related Contingent Features

ARRIS has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of December 31, 2013, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $4.1 million. As of December 31, 2013, the Company has not posted any collateral related to these agreements nor has it required any of its counterparties to post collateral related to these or any other agreements.

Non-designated Hedges

Additionally, the Company does not currently use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

Balance Sheet Recognition and Fair Value Measurements — The following table indicates the location on the Consolidated Balance Sheets in which the Company’s derivative assets and liabilities have been recognized, the fair value hierarchy level applicable to each derivative type and the related fair values of those derivatives (in thousands).

ARRIS has master netting arrangements with substantially all of ARRIS’ counterparties giving ARRIS the right of offset for ARRIS’ derivative positions. However, ARRIS has not elected to offset the fair value positions of the derivative contracts recorded on ARRIS’ Consolidated Balance Sheets. Although the derivative contracts that the Company has entered into are subject to master netting arrangements, there are no possible offsets as only a single derivative contract has been entered into with each of ARRIS’ counterparties.

The fair values of ARRIS’ derivative instruments recorded in the Consolidated Balance Sheet as of December 31, 2013 and 2012 were as follows (in thousands):

	As of December 31, 2013		As of December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Foreign exchange contracts — asset derivatives	Other current assets	$—	Other current assets	$590
Foreign exchange contracts — liability derivatives	Other accrued liabilities	$—	Other accrued liabilities	$513

Derivatives designated as hedging instruments:
Interest rate derivatives — asset derivatives	Other assets	$3,011	Other assets	$—
Interest rate derivatives — liability derivatives	Other accrued liabilities	$7,018	Other accrued liabilities	$—

The assets and liabilities for the interest rate derivatives were considered as Level 2 under the fair value hierarchy. The assets and liabilities for the foreign exchange contracts were considered as Level 2 under the fair value hierarchy.

The change in the fair values of ARRIS’ derivative instruments recorded in the Consolidated Statements of Operations during the years ended December 31, 2013, 2012, and 2011 were as follows (in thousands):

		Years Ended December 31,
	Statement of Operations Location	2013	2012	2011
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Gain on foreign currency	$428	$268	$809

Derivatives designated as hedging instruments:
Interest rates derivatives	Interest expense	$3,132	$—	$—

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

The Company initially recorded $65.5 million of warranty obligations as a result of the Acquisition, which included $10.2 million of known product defects. During the third and fourth quarter of 2013, the Company recorded an increase of $19.4 million and a decrease of $2.1 million, respectively, in the warranty accrual due to a change in estimate of the initial accrued warranty recorded at the Acquisition date as a result of additional information that arose subsequent to the Acquisition that existed as of the Acquisition date.

Information regarding the changes in ARRIS’ aggregate product warranty liabilities for the years ending December 31, 2013 and 2012 were as follows (in thousands):

	2013	2012
January 1,	$6,069	$6,387
Motorola Home warranty reserve at acquisition,	82,804	—
Accruals related to warranties (including changes in assumptions)	20,911	3,125
Settlements made (in cash or in kind)	(28,284)	(3,443)

Balance at December 31,	$81,500	$6,069

Note 11. Segment Information

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

Prior to the second quarter of 2013, the CODM managed the operating results of the Company as three segments, including Broadband Communications Systems (“BCS”), Access, Transport and Supplies (“ATS”) and Media & Communications Systems (“MCS”). In connection with the Acquisition, the Company changed its operating segments to align with how the CODM expected to evaluate financial information used to allocate resources and assess performance of the Company. As a result, the segment information presented in these financial statements has been conformed to present segments on this revised basis for all prior periods. Under the new organizational structure, the CODM manages the Company under two segments:

•

Customer Premises Equipment (“CPE”) — The CPE segment’s product solutions include set-top boxes, gateways, and Subscriber Premises equipment that enable service providers to offer Voice, Video and high-speed data services to residential and business subscribers.

•

Network & Cloud (“N&C”) — The N&C segment’s product lines cover all components required by facility-based Service Providers to construct a state-of-the-art residential and metro distribution network. For Cable providers this includes Hybrid Fiber Coax (“HFC”) equipment, edge routers, metro WiFi, video management, storage, and distribution equipment. For Telco providers this includes fiber-based and copper-based broadband transmission equipment. In addition, the portfolio includes an advanced video headend management system for both legacy MPEG/DVB systems as well as full IP Video systems. Finally, the portfolio also includes full support for advanced multi-screen video management, protection, monetization and delivery, and a suite of products for performance management, configuration, and surveillance.

These operating segments were determined based on the nature of the products and services offered. The measures that are used to assess the reportable segment’s operating performance are sales and direct contribution. A measure of assets is not applicable, as segment assets are not regularly reviewed by the CODM for evaluating performance or allocating resources.

In addition, in conjunction with changing operating segments, the Company has changed its measure of assessing segment’s operating performance from gross margin to direct contribution, which is defined as gross margin less direct operating expense. Corporate and other expenses, such as selling and home office G&A, not included in the measure of segment direct contribution are reported in “Other” and are reconciled to income (loss) before income taxes. As a result, the segment information presented in these financial statements has been conformed to present the Company’s segments on this revised basis for all prior periods presented.

The table below presents information about the Company’s reportable segments for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Reportable Segments
	Network & Cloud	CPE	Other	Consolidated
Year ended December 31, 2013,

Sales	$1,174,757	$2,466,618	$(20,473)	$3,620,902
Direct Contribution	258,336	482,519	(482,184)	258,671

Restructuring charges			37,576	37,576
Acquisition, integration & other costs			45,471	45,471
Amortization of intangible assets			193,637	193,637

Operating loss				(18,013)
Other expense				78,137

Income (loss) before income taxes				$(96,150)

	Reportable Segments
	Network & Cloud	CPE	Other	Consolidated
Year ended December 31, 2012,

Sales	$742,255	$611,408	$—	$1,353,663
Direct Contribution	228,798	66,788	(165,053)	130,533

Restructuring charges			6,761	6,761
Acquisition, integration & other costs			6,207	6,207
Amortization of intangible assets			30,294	30,294

Operating income				87,271
Other expense				12,975

Income (loss) before income taxes				$74,296

	Reportable Segments
	Network & Cloud	CPE	Other	Consolidated
Year ended December 31, 2011,

Sales	$702,997	$382,424	$3,264	$1,088,685
Direct Contribution	244,540	12,973	(142,274)	115,239

Restructuring charges			4,360	4,360
Acquisition, integration & other costs			3,205	3,205
Impairment of goodwill and intangible assets			88,633	88,633
Amortization of intangible assets			33,649	33,649

Operating loss				(14,608)
Other expense				13,903

Income (loss) before income taxes				$(28,511)

The following table summarizes the Company’s net intangible assets and goodwill by reportable segment as of December 31, 2013 and 2012 (in thousands):

	Network & Cloud	CPE	Total
December 31, 2013
Goodwill	$250,538	$685,041	$935,579
Intangible assets, net	366,844	809,348	1,176,192
December 31, 2012
Goodwill	$162,265	$31,850	$194,115
Intangible assets, net	94,529	—	94,529

The Company’s three largest customers (including their affiliates, as applicable) are Comcast, Time Warner Cable and Verizon. Over the past year, certain customers’ beneficial ownership may have changed as a result of mergers and acquisitions. Therefore the revenue for ARRIS’ customers for prior periods has been adjusted to include the affiliates under common control. The significant changes in the percentages of the total sales primarily result from the greater customer diversification as a result of the Acquisition. A summary of sales to these customers for 2013, 2012 and 2011 is set forth below (in thousands, except percentages):

	Years ended December 31,
	2013	2012	2011
Comcast and affiliates	$674,964	$421,173	$286,139
% of sales	18.6%	31.1%	26.4%

Time Warner Cable and affiliates	$359,484	$243,151	$180,740
% of sales	9.9%	18.0%	16.7%

Verizon	$358,653	$5,219	$454
% of sales	9.9%	0.4%	—%

ARRIS sells its products primarily in the United States. The Company’s international revenue is generated from Asia Pacific, Canada, Europe and Latin America. Sales to international customers were approximately 32.1%, 24.6% and 31.3% of total sales for the years ended December 31, 2013, 2012 and 2011, respectively. International sales for the years ended December 31, 2013, 2012 and 2011 were as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Americas, excluding U.S (1)	$746,146	$202,887	$195,500
Asia Pacific	153,674	65,554	59,194
EMEA	263,910	65,162	85,824

Total international sales	$1,163,730	$333,603	$340,518

(1)	Excludes U.S. sales of $2,457.2 million, $1,020.1 million and $748.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The following table summarizes ARRIS’ international long-lived assets by geographic region as of December 31, 2013 and 2012 (in thousands):

	As of December 31,
	2013	2012
Americas, excluding U.S.	$7,467	$354
Asia Pacific	82,495	1,847
EMEA	10,115	2,549

Total	$100,077	$4,750

(1)	Excludes U.S. long-lived assets of $296.1 million and $49.6 million for the years ended December 31, 2013 and 2012, respectively.

Note 12. Restructuring Charges

The following table represents a summary of and changes to the restructuring accrual, which is primarily composed of accrued severance and other employee costs, contractual obligations that related to excess leased facilities and equipment and write off of property, plant and equipment (in thousands):

	Employee severance & termination benefits	Contractual obligations and other	Write-off of property, plant and equipment	Total
Balance at December 31, 2012	$—	$1,163	$—	$1,163
Balance acquired at Acquisition	—	155	—	155
Restructuring charges	30,774	41	6,761	37,576
Cash payments	(28,100)	(686)	—	(28,786)
Non-cash expense	—	—	(6,761)	(6,761)

Balance at December 31, 2013	$2,674	$673	$—	$3,347

Employee severance and termination benefits — In the second quarter of 2013, ARRIS completed its acquisition of Motorola Home. ARRIS initiated restructuring plans as a result of the Acquisition that focuses on the rationalization of personnel, facilities and systems across multiple segments in the ARRIS organization.

The total estimated cost of the restructuring plan was approximately $30.8 million and was recorded as severance expense during 2013. As of December 31, 2013, the total liability remaining for this restructuring plan was approximately $2.7 million. The remaining liability is expected to be paid by the end of third quarter 2014.

Contractual obligations — ARRIS has restructuring accruals representing contractual obligations that relate to excess leased facilities and equipment.

In the fourth quarter of 2007, ARRIS acquired remaining restructuring accruals of approximately $0.7 million from C-COR. In the fourth quarter of 2009, an adjustment of $1.5 million was made related to the sublease assumption for 2010-2014 given the real estate market conditions. As of December 31, 2013, the total liability remaining for this restructuring plan was approximately $0.4 million. Payments will be made over their remaining lease terms through 2014, unless terminated earlier. This restructuring plan was related to the Network & Cloud segment.

In the fourth quarter of 2011, the acquisition of BigBand Networks resulted in a restructuring charge of $3.4 million, of which $3.3 million was related to severance and termination benefits and $0.1 million was related to facilities. In 2012, ARRIS recorded an additional restructuring charge of $6.8 million, of which $5.6 million was related to severance and termination benefits and $1.2 million was related to facilities. As of December 30, 2013, the total liability remaining for this restructuring plan was approximately $0.3 million and is related to facilities. This remaining liability will be paid over the remaining lease terms through 2016, unless terminated earlier. This restructuring plan was related to the Network & Cloud segment.

Additionally, in the second quarter of 2013 as part of the Acquisition, ARRIS acquired remaining restructuring accruals of approximately $0.2 million from Motorola Home. This restructuring plan was completed in the fourth quarter of 2013. This restructuring plan was related to the Customer Premises Equipment segment.

Write-off of property, plant & equipment — As part of the restructuring plan initiated as a result of the Acquisition, during the third quarter of 2013 the Company recorded restructuring charges of $6.8 million related to the write-off of property, plant and equipment associated with rationalization of product lines and enterprise resource planning system integration activities. This restructuring plan was related to the Network & Cloud segment and Corporate.

Note 13. Inventories

Inventories are stated at the lower of average cost, approximating first-in, first-out, or market. The components of inventory are as follows, net of reserves (in thousands):

	December 31,
	2013	2012
Raw material	$60,520	$24,798
Work in process	6,010	2,800
Finished goods	263,599	106,250

Total inventories	$330,129	$133,848

Note 14. Property, Plant and Equipment

Property, plant and equipment, at cost, consisted of the following (in thousands):

	December 31,
	2013	2012
Land	$88,742	$2,562
Buildings and leasehold improvements	133,668	25,995
Machinery and equipment	368,572	177,657

	590,982	206,214
Less: Accumulated depreciation	(194,830)	(151,836)

Total property, plant and equipment, net	$396,152	$54,378

Note 15. Long-Term Indebtedness

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

As a result of the holding company reorganization undertaken in connection with the Motorola Home acquisition, holders of the senior notes had the right (i) to require ARRIS to repurchase the senior notes for 100% of the principal amount of the senior notes, plus accrued and unpaid interest to, but not including the repurchase date and (ii) to convert the senior notes for the consideration provided for in the indenture governing the senior notes.

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

In October 2013, ARRIS notified holders of the senior notes that it would redeem all outstanding notes (the “Redemption”) on November 15, 2013 (the “Redemption Date”) for cash at a price equal to 100% of the outstanding aggregate principal amount of the notes (the “Redemption Price”). The Redemption Price did not include the interest accrued up to November 15, 2013, which was paid to the holders of the notes of record as of November 1, 2013.

The Notes were convertible at the option of the holders from October 15, 2013 until November 15, 2013 for the consideration specified in the Indenture (the “Conversion Option”). Holders of the Notes had an option to require the Company to purchase the Notes for par value on November 15, 2013 (the “Put Option”). Any Notes not surrendered pursuant to the Put Option or the Conversion Option would be redeemed on November 15, 2013 (“Redemption Option”).

During the fourth quarter of 2013, pursuant to the “Put Option” the Company repurchased $30 thousand of the Notes. Pursuant to the “Conversion Option”, the Notes were convertible at the option of the holders from October 15, 2013 to November 15, 2013. Upon conversion, the holders of the converted Notes received the consideration as specified in the Indenture. As of November 15, 2013, Notes of $231.2 million were surrendered for conversion. Pursuant to the Net Share Settlement provision of the Indenture, we redeemed the Notes for $231.2 million in cash consideration and issued 3.1 million shares of common stock to the Note holders. The Company redeemed the remaining Notes pursuant to the “Redemption Option” for $744 thousand.

The Company has not paid cash dividends on its common stock since its inception.

Senior Secured Credit Facilities

In April 2013, ARRIS entered into senior secured credit facilities with Bank of America, N.A. and various other institutions, which are comprised of (i) a “Term Loan A Facility” of $1.1 billion, (ii) a “Term Loan B Facility” of $825 million and (iii) a “Revolving Credit Facility” of $250 million. The Term Loan A Facility and the Revolving Credit Facility have terms of five years. The Term Loan B Facility has a term of seven years. Interest rates on borrowings under the senior credit facilities are set forth in the table below. As of December 31, 2013, ARRIS had $1,752.6 million face value outstanding under the Term Loan A and Term Loan B Facilities, no borrowings under the Revolving Credit Facility and letters of credit totaling $2.5 million issued under the Revolving Credit Facility.

	Rate	As of December 31, 2013
Term Loan A	LIBOR + 2.25%	2.42%
Term Loan B	LIBOR(1) + 2.75%	3.50%
Revolving Credit Facility (2)	LIBOR + 2.25%	Not Applicable

(1)	Includes LIBOR floor of 0.75%
(2)	Includes unused commitment fee of 0.50% and letter of credit fee of 2.25% not reflected in interest rate above.

Borrowings under the senior secured credit facilities are secured by first priority liens on substantially all of the assets of ARRIS and certain of its present and future subsidiaries who are or become parties to, or guarantors under, the credit agreement governing the senior secured credit facilities (the “Credit Agreement”). The Credit Agreement contains usual and customary limitations on indebtedness, liens, restricted payments, acquisitions and asset sales in the form of affirmative, negative and financial covenants, which are customary for financings of this type, including the maintenance of a minimum consolidated interest coverage ratio of not less than 3.5:1 and a maximum consolidated net leverage ratio of 4.25:1 (which decreases to 3.5:1 throughout the first two years of the Credit Agreement). As of December 31, 2013, ARRIS was in compliance with all covenants under the Credit Agreement.

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

During the year ended December 31, 2013, the Company made mandatory prepayments of approximately $47.4 million and optional prepayments of approximately $125.0 million related to the senior secured credit facilities. As of December 31, 2013, the balance for the senior secured credit facilities was $1,752.6 million.

Following is a summary of our contractual debt obligations as of December 31, 2013 (in thousands):

	Payments due by period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Credit facilities	$55,000	$178,750	$825,000	$693,813	$1,752,563

Note 16. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations for the periods indicated (in thousands, except per share data):

	For the Years Ended December 31,
	2013	2012	2011
Basic:
Net income (loss)	$(48,760)	$53,459	$(17,662)

Weighted average shares outstanding	131,980	114,161	120,157

Basic earnings (loss) per share	$(0.37)	$0.47	$(0.15)

Diluted:
Net income (loss)	$(48,760)	$53,459	$(17,662)

Weighted average shares outstanding	131,980	114,161	120,157
Net effect of dilutive shares	—	2,353	—

Total	131,980	116,514	120,157

Diluted earnings (loss) per share	$(0.37)	$0.46	$(0.15)

As discussed in Note 15 Long-Term Indebtedness, in November 2006, the Company issued $276.0 million of convertible senior notes. Upon conversion, ARRIS is required to satisfy the primary component of the conversion consideration in cash, rather than common stock. The secondary component of the conversion consideration, which is only paid if the trading price of the Company’s common stock is above the conversion price specified in the indenture, is comprised of cash, shares of the Company’s common stock or a combination of both, at the Company’s election. Thus, the potential earnings dilution only relates to the secondary component. The average share price in 2012 and 2011 was less than the conversion price, and consequently, did not result in dilution. During the first quarter of 2013 and pre-conversion period during the fourth quarter of 2013, the average share price was greater than the conversion price. The impact of the dilutive effect of the convertible debt in diluted EPS should be included when the average stock price exceeds the conversion price, even though the market price trigger has not been met. However, the basic shares were used for the year ended December 31, 2013 as a net loss was reported and the inclusion of dilutive shares would be antidilutive.

For the year ended December 31, 2013, 2012 and 2011, approximately 1.1 million, 1.7 million and 3.6 million of the equity-based awards, respectively, were excluded from the computation of diluted earnings per share shares because their effect would have been anti-dilutive. These exclusions are made if the exercise price of these equity-based awards is in excess of the average market price of the common stock for the period, or if the Company has net losses, both of which have an anti-dilutive effect.

During the twelve months ended December 31, 2013, the Company issued 3.6 million shares of its common stock related to stock option exercises and the vesting of restricted shares, as compared to 1.7 million shares for the twelve months ended December 31, 2012.

In connection with the Acquisition, the Seller was issued approximately 10.6 million shares of ARRIS’ common stock as part of the purchase consideration. The fair value of the 10.6 million shares issued, $150 million, was determined based on the 20 trading day trailing average closing price of the Company’s common stock at signing of the definitive agreement. Furthermore, Comcast was given an opportunity to invest in ARRIS, and on January 11, 2013, the Company entered into a separate agreement accounted for as a contingent equity forward with a subsidiary of Comcast providing for the purchase by it from the Company of approximately 10.6 million shares of common stock for $150 million. The Comcast transaction was consummated on the same day as the Acquisition. (See Note 4 Business Acquisitions and Note 6 Comcast Investment in ARRIS for additional details)

The Company issued 3.1 million shares of its common stock in the fourth quarter of 2013 in conjunction with redeeming its 2% Convertible Notes. (See Note 15, Long-Term Indebtedness)

Note 17. Income Taxes

Income before income taxes (in thousands):

	Years Ended December 31,
	2013	2012	2011
Domestic	$(128,588)	$67,620	$(32,759)
Foreign	32,438	6,676	4,248

	$(96,150)	$74,296	$(28,511)

Income tax expense (benefit) consisted of the following (in thousands):

	Years Ended December 31,
	2013	2012	2011
Current — Federal	$(5,133)	$26,196	$20,901
State	(40)	3,440	2,223
Foreign	10,624	4,855	2,406

	5,451	34,491	25,530

Deferred — Federal	(50,485)	(10,522)	(31,084)
State	(2,189)	(2,238)	(6,358)
Foreign	(167)	(894)	1,063

	(52,841)	(13,654)	(36,379)

Income tax expense (benefit)	$(47,390)	$20,837	$(10,849)

A reconciliation of the statutory federal income tax rate of 35% and the effective income tax rates is as follows:

	Years Ended December 31,
	2013	2012	2011
Statutory federal income tax expense (benefit)	(35.0)%	35.0%	(35.0)%
Effects of:
State income taxes, net of federal benefit	(2.2)	1.4	(6.5)
Impairment of goodwill	—	—	27.4
Domestic manufacturing deduction	(1.1)	(4.0)	(9.6)
Changes in valuation allowance	—	(0.7)	(8.0)
Comcast Revenue Recognition	9.6	—	—
Non-deductible officer compensation	0.5	1.0	2.4
Foreign taxes on U.S. entities less foreign tax credits	(1.3)	(0.4)	2.5
Facilitative acquisition costs	3.5	—	4.1
Research and development tax credits	(26.8)	(4.8)	(20.0)
Other, net	3.5	0.6	4.6

	(49.3)%	28.1%	(38.1)%

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of ARRIS’ net deferred income tax assets (liabilities) were as follows (in thousands):

	December 31,
	2013	2012
Current deferred income tax assets:
Inventory costs	$31,068	$6,407
Federal research and development credits	5,472	806
Federal/state net operating loss carryforwards	3,336	3,876
Foreign net operating loss carryforwards	1,593	205
Accrued vacation	7,175	1,592
Warranty reserve	18,292	781
Deferred revenue	19,988	14,938
Equity Compensation	10,243	—
Other, principally operating expenses	24,939	3,978

Total current deferred income tax assets	122,106	32,583

Noncurrent deferred income tax assets:
Federal/state net operating loss carryforwards	159,219	21,245
Federal capital loss carryforwards	5,152	5,678
Investments	—	—
Foreign net operating loss carryforwards	8,212	7,969
Federal research and development credits	19,409	13,041
Pension and deferred compensation	16,187	11,440
Equity compensation	—	10,623
Warranty reserve	12,503	1,224
Capitalized research and development	281,434	9,174
Other, principally operating expenses	8,126	5,719

Total noncurrent deferred income tax assets	510,242	86,113

Total deferred income tax assets	632,348	118,696

Current deferred income tax liabilities:
Other, principally operating expenses	(2,856)	(1,742)

Total current deferred income tax liabilities	(2,856)	(1,742)

Non-current deferred income tax liabilities:
Property, plant and equipment, depreciation and basis differences	(39,782)	(1,833)
Excess tax on future repatriation of foreign earnings	(1,184)	(1,954)
Section 481(a) Adjustment – Deferred Revenue	—	(1,021)
Other noncurrent liabilities	(9,192)	(7,243)
Convertible debt	—	(3,639)
Goodwill and Intangibles	(401,060)	(11,266)

Total noncurrent deferred income tax liabilities	(451,218)	(26,956)

Total deferred income tax liabilities	(454,074)	(28,698)

Net deferred income tax assets	178,274	89,998
Valuation allowance	(163,745)	(17,974)

Net deferred income tax assets (liabilities)	$14,529	$72,024

The valuation allowance for deferred income tax assets of $163.7 million and $18.0 million at December 31, 2013 and 2012, respectively, relates to the uncertainty surrounding the realization of certain deferred income tax assets in various jurisdictions. The $145.7 million net increase in valuation allowances for the year was due primarily to the acquisition of Motorola Home net operating losses which are fully offset by valuation allowances. A valuation allowance should be established and maintained when it is more-likely-than-not that all or a portion of deferred income tax assets will not be realized. The Company continually reviews the adequacy of its valuation allowances by reassessing whether it is more-likely-than-not to realize its various deferred income tax assets.

As of December 31, 2013 and December 31, 2012, ARRIS had $435.6 million and $47.0 million, respectively, of U.S. federal net operating losses available to offset against future ARRIS taxable income. During 2013, ARRIS utilized approximately $3.3 million of U.S. federal net operating losses against taxable income. The U.S. Federal net operating losses may be carried forward for twenty years. The available acquired U.S. Federal net operating losses as of December 31, 2013, will expire between the years 2014 and 2031.

As of December 31, 2013, ARRIS also had $174.5 million of U.S. state net operating loss carryforwards in various states. The amounts available for utilization vary by state due to the apportionment of the Company’s taxable income and state law governing the expiration of these net operating losses. U.S. state net operating loss carryforwards of approximately $29.4 million relate to the exercise of employee stock options and restricted stock (“equity compensation”). Any future cash benefit resulting from the utilization of these U.S. state net operating losses attributable to this portion of equity compensation will be credited directly to paid in capital during the year in which the cash benefit is realized.

Additionally, ARRIS has foreign net operating loss carryforwards available, as of December 31, 2013, of approximately $47.9 million with varying expiration dates. Approximately $20.9 million of the total foreign net operating loss carryforwards relate to ARRIS’ Irish subsidiary and have an indefinite life. Approximately $7.6 million of the foreign net operating loss carryforwards relate to the Israeli subsidiary and have an indefinite life.

ARRIS’ ability to use U.S. federal and state net operating loss carryforwards to reduce future taxable income, or to use research and development tax credit carryforwards to reduce future income tax liabilities, is subject to restrictions attributable to equity transactions that resulted in a change of ownership during prior tax years, as defined in Internal Revenue Code Sections 382 and 383. All of the tax attributes (net operating losses carried forward and tax credits carried forward) acquired from the C-COR Incorporated transaction, the BigBand Networks, Inc. transaction and the Motorola Home transaction are subject to restrictions arising from equity transactions, including transactions that created ownership changes within C-COR, BigBand and Motorola Home prior to their acquisitions by ARRIS. With the exception of $386.5 million federal net operating loss carryforwards, $73.8 million of post-apportioned and $78.7 million of its pre-apportioned U.S. state net operating loss carryforwards and $5.2 million of R&D credit carryforwards, ARRIS does not expect that the limitations placed on its net operating losses and research and development tax credits as a result of applying these and other rules will result in the expiration of its net operating loss and research and development tax credit carryforwards. However, future equity transactions could further limit the utilization of these tax attributes.

During the past several years, ARRIS has identified and reported U.S. federal research and development tax credits in the amount of $90.6 million, and domestic state research and development tax credits in the amount of $25.7 million. During the tax years ending December 31, 2013, and 2012, we utilized $5.5 million and $9.4 million, respectively, to offset against U.S. federal and state income tax liabilities. As of December 31, 2013, ARRIS has $17.7 million of available domestic federal research and development tax credits and $20.9 million of available domestic state research and development tax credits to carry forward to subsequent years. The remaining unutilized domestic federal research and development tax credits can be carried back one year and carried forward twenty years. The domestic state research and development tax credits carry forward and will expire pursuant to the various applicable domestic state rules.

The federal research and development credit expired on December 31, 2011. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law. Under this act, the federal research and development credit was retroactively extended for amounts paid or incurred after December 31, 2011 and before January 1, 2014.

The effects of these changes in the tax law resulted in a tax benefit which was recognized in the first quarter of 2013, which was the quarter in which the law was enacted. The legislation allowing the tax credit expired on December 31, 2013, and has yet to be extended for future years.

As of December 31, 2013, the Company reported $793.7 million of capitalized research and experimentation costs, arising from the acquisition of the Motorola Home business from Google, Inc. These capitalized expenditures are amortized over a ten-year life and can be utilized to offset against U.S. Federal and State taxable income arising in future years

For the years ended December 31, 2013, 2012, and 2011, ARRIS reported $32.4 million, $6.7 million, and $4.2 million, respectively, of pre-tax net income from non-U.S. entities operating in foreign jurisdictions. Pre-tax net income (loss) from the worldwide operations of U.S. entities was $(128.6) million, $67.6 million, and $(32.7) million for years ended December 31, 2013, 2012, and 2011.

In general, ARRIS intends to indefinitely reinvest the earnings of its non-U.S. subsidiaries. Accounting rules generally require that the Company record U.S. deferred taxes on any anticipated repatriation of a foreign entity’s earnings as the earnings are recognized for financial reporting purposes. An exception under certain accounting guidance permits the Company to not record a U.S. deferred tax liability for foreign earnings that the Company expects to reinvest in its foreign operations and for which remittance will be postponed indefinitely. If it becomes apparent that some or all undistributed earnings will be remitted in the foreseeable future, the related deferred taxes are recorded in that period. In determining indefinite reinvestment, ARRIS regularly evaluates the capital needs of its foreign operations considering all available information, including operating and capital plans, regulatory capital requirements, debt requirements and cash flow needs, as well as, the applicable tax laws to which its foreign subsidiaries are subject. ARRIS expects the cash balances of its existing U.S. entities and the availability of U.S. financing sources to be sufficient to fund the operations of its U.S. entities for the foreseeable future. With the exception of approximately $6.0 million (21 million shekels) of earnings associated with its Israeli subsidiary, ARRIS has not recorded any U.S. deferred taxes on the undistributed earnings of its foreign subsidiaries. ARRIS has recorded approximately $1.2 million of deferred tax liability relating to $6.0 million of distributable earnings of the Israeli subsidiary. If the earnings of the other foreign subsidiaries were distributed to the U.S. in the form of dividends, or otherwise, ARRIS would have additional U.S. taxable income and, depending on the company’s tax posture in the year of repatriation, may have to pay additional U.S. income taxes. Withholding taxes may also apply to the repatriation of foreign earnings. Determination of the amount of unrecognized income tax liability related to these permanently reinvested and undistributed foreign subsidiary earnings is currently not practicable. However, we expect that the income tax liability from a repatriation of these earnings would not be material because the amount of undistributed earnings held by non-U.S. legal entities is not material.

Tabular Reconciliation of Unrecognized Tax Benefits (in thousands):

	December 31,
	2013	2012	2011
Beginning balance	$25,704	$26,232	$20,495
Gross increases — tax positions in prior period	2,442	—	374
Gross decreases — tax positions in prior period	(21)	—	(105)
Gross increases — current-period tax positions	6,999	2,684	5,922
Increases from acquired businesses	2,014	—	1,719
Other	(1,098)	100	—
Decreases due to lapse of statute of limitations	(7,696)	(3,312)	(2,173)

Ending balance	$28,344	$25,704	$26,232

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2009. As of December 31, 2013, the

Company and its subsidiaries were under income tax audit in only eight jurisdictions (the state of Georgia, the state of California, the state of New York, the state of Michigan, the United States, Sweden, Belgium and Israel) and they have not received notices of any planned or proposed income tax audits. In January of 2014, the Israeli income tax audit was settled for an amount less than the accrual for uncertain tax positions. The Company has no outstanding unpaid income tax assessments for prior income tax audits.

The Company is currently being audited by the Internal Revenue Service in the United States for the year ended December 31, 2010, and expects the audit to conclude during 2014. ARRIS does not anticipate any audit adjustments in excess of its current accrual for uncertain tax positions.

At the end of 2013, the Company’s total tax liability related to uncertain net tax positions totaled approximately $27.5 million, all of which would cause the effective income tax rate to change upon the recognition. The difference between the $28.3 million of unrecognized tax benefits reported in the tabular reconciliation above and the $27.5 million of total tax liability relating to uncertain net tax positions are attributable to interest, penalties and the federal benefit of state deductions. Based on information currently available, the Company anticipates that over the next twelve month period, statutes of limitations may close and audit settlements will occur relating to existing unrecognized tax benefits of approximately $1.8 million primarily arising from U.S. Federal and state tax related items. The Company reported approximately $2.1 million and $2.3 million, respectively, of interest and penalty accrual related to the anticipated payment of these potential tax liabilities as of December 31, 2013 and 2012. The Company classifies interest and penalties recognized on the liability for uncertain tax positions as income tax expense.

Note 18. Commitments

ARRIS leases office, distribution, and warehouse facilities as well as equipment under long-term leases expiring at various dates through 2023. Included in these operating leases are certain amounts related to restructuring activities; these lease payments and related sublease income are included in restructuring accruals on the consolidated balance sheets. Future minimum operating lease payments under non-cancelable leases at December 31, 2013 were as follows (in thousands):

Operating Leases
2014	$22,803
2015	20,451
2016	17,041
2017	12,595
2018	9,143
Thereafter	26,194
Less sublease income	(6,311)

Total minimum lease payments	$101,916

Total rental expense for all operating leases amounted to approximately $22.5 million, $12.4 million and $10.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

As of December 31, 2013, the Company had approximately $1.1 million of restricted cash. The restricted cash balances are held as cash collateral security for certain bank guarantees. Additionally, the Company had contractual obligations of approximately $691.4 million under agreements with non-cancelable terms to purchase goods or services over the next year. All contractual obligations outstanding at the end of prior years were satisfied within a 12 month period, and the obligations outstanding as of December 31, 2013 are expected to be satisfied in 2014.

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

A summary of activity of ARRIS’ options granted under its stock incentive plans is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Beginning balance, January 1, 2013	2,376,449	$12.24
Grants	—	—
Exercised	(1,869,956)	12.41
Forfeited	—	—
Expired	(33,802)	11.88

Ending balance, December 31, 2013	472,691	11.60	0.86	$6,023

Exercisable at December 31, 2013	472,691	11.60	0.86	$6,023

There were no new options granted in 2013, 2012 and 2011. The total intrinsic value of options exercised during 2013, 2012 and 2011 was approximately $9.6 million, $10.2 million and $9.6 million, respectively.

The following table summarizes ARRIS’ options outstanding as of December 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.00 to $6.99	16,243	0.90 years	$6.86	16,243	$6.86
$7.00 to $8.99	15,188	0.52 years	$8.42	15,188	$8.42
$9.00 to $10.99	128,388	0.65 years	$9.32	128,388	$9.32
$11.00 to $13.99	312,872	0.96 years	$12.93	312,872	$12.93

$5.00 to $13.99	472,691	0.86 years	$11.60	472,691	$11.60

Restricted Stock (Non-Performance) and Stock Units

ARRIS grants restricted stock and stock units to certain employees and its non-employee directors. The Company records a fixed compensation expense equal to the fair market value of the shares of restricted stock granted on a straight-line basis over the requisite services period for the restricted shares. The Company applies an estimated forfeiture rate based upon historical rates.

The following table summarizes ARRIS’ unvested restricted stock (excluding performance-related) and stock unit transactions during the year ending December 31, 2013:

		Weighted Average
		Grant Date
	Shares	Fair Value
Unvested at January 1, 2013	5,129,080	$11.13
Granted	4,567,885	16.13
Vested	(2,088,781)	10.73
Forfeited	(559,494)	13.67

Unvested at December 31, 2013	7,048,690	14.29

Restricted Shares — Subject to Comparative Market Performance

ARRIS grants to certain employees restricted shares, in which the number of shares is dependent upon the Company’s total shareholder return as compared to the shareholder return of the NASDAQ composite over a three year period. The number of shares which could potentially be issued ranges from zero to 200% of the target award. For the shares granted in 2011, the three-year measurement period ended on December 31, 2013. This resulted in an achievement of 200.0% of the target award, or 517,780 shares. The remaining grants outstanding that are subject to market performance are 583,175 shares at target; at 200% performance 1,166,350 would be issued. Compensation expense is recognized on a straight-line basis over the three year measurement period and is based upon the fair market value of the shares estimated to be earned. The fair value of the restricted shares is estimated on the date of grant using a lattice model.

The total intrinsic value of restricted shares, including both non-performance and performance-related shares, vested and issued during 2013, 2012 and 2011 was $36.3 million, $27.1 million and $24.1 million, respectively.

Employee Stock Purchase Plan (“ESPP”)

ARRIS offers an ESPP to certain employees. The plan complies with Section 423 of the U.S. Internal Revenue Code, which provides that employees will not be immediately taxed on the difference between the market price of the stock and a discounted purchase price if it meets certain requirements. Participants can request that up to 10% of their base compensation be applied toward the purchase of ARRIS common stock under ARRIS’ ESPP. Purchases by any one participant are limited to $25,000 (based upon the fair market value) in any one year. The exercise price is the lower of 85% of the fair market value of the ARRIS common stock on either the first day of the purchase period or the last day of the purchase period. A plan provision which allows for the more favorable of two exercise prices is commonly referred to as a “look-back” feature. Any discount offered in excess of five percent generally will be considered compensatory and appropriately is recognized as compensation expense. Additionally, any ESPP offering a look-back feature is considered compensatory. ARRIS uses the Black-Scholes option valuation model to value shares issued under the ESPP. The valuation is comprised of two components; the 15% discount of a share of common stock and 85% of a six month option held (related to the look-back feature). The weighted average assumptions used to estimate the fair value of purchase rights granted under the ESPP for 2013, 2012 and 2011, were as follows: risk-free interest rates of 0.1%; a dividend yield of 0%; volatility factor of the expected market price of ARRIS’ common stock of 0.26, 0.33, and 0.41, respectively; and a weighted average expected life of 0.5 year for each. The Company recorded stock compensation expense related to the ESPP of approximately $1.5 million, $0.9 million and $0.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Unrecognized Compensation Cost

As of December 31, 2013, there was approximately $81.2 million of total unrecognized compensation cost related to unvested share-based awards granted under the Company’s incentive plans. This compensation cost is expected to be recognized over a weighted-average period of 4.2 years.

Treasury Stock

In 2013, ARRIS did not repurchase any shares under the previously adopted share repurchase plan.

In 2012, ARRIS repurchased 4.5 million shares of the Company’s common stock at an average price of $11.55 per share for an aggregate consideration of approximately $51.9 million.

In 2011, ARRIS repurchased 10.0 million shares of the Company’s common stock at an average price of $10.95 per share for an aggregate consideration of approximately $109.1 million.

The repurchased shares are held as treasury stock on the Consolidated Balance Sheet as of December 31, 2013.

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

The investment strategies of the plans place a high priority on benefit security. The plans invest conservatively so as not to expose assets to depreciation in adverse markets. The plans’ strategy also places a high priority on earning a rate of return greater than the annual inflation rate along with maintaining average market results. The plan has targeted asset diversification across different asset classes and markets to take advantage of economic environments and to also act as a risk minimizer by dampening the portfolio’s volatility. The following table summarizes the weighted average pension asset allocations as December 31, 2013 and 2012:

	Weighted Average Allocation
	Target	Actual
	2013	2013	2012
Equity securities	39%	43%	61%
Debt securities	18	3	39
Cash and cash equivalents	43	54	0

	100%	100%	100%

The following table summarizes the Company’s pension plan assets by category and by level (as described in Note 8 of the Notes to the Consolidated Financial Statements) as of December 31, 2013 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$—	$8,285	$—	$8,285
Equity securities (2):
U.S. large cap	1,435	—	—	1,435
U.S. mid cap	1,435	—	—	1,435
U.S. small cap	1,435	—	—	1,435
International	2,102	—	—	2,102
Fixed income securities (3):	470	—	—	470

Total	$6,877	$8,285	$—	$15,162

(1)	Cash and cash equivalents, which are used to pay benefits and administrative expenses, are held in a stable value fund.
(2)	Equity securities consist of mutual funds and the underlying investments are indexes. Investments in mutual funds are valued at the net asset value per share multiplied by the number of shares held.
(3)	Fixed income securities consist of bonds securities in mutual funds, and are valued at the net asset value per share multiplied by the number of shares held.

The Company has established a rabbi trust to fund the pension obligations of the Chief Executive Officer under his Supplemental Retirement Plan including the benefit under the Company’s non-qualified defined benefit plan. In addition, the Company has established a rabbi trust for certain executive officers to fund the Company’s pension liability to those officers under the non-qualified plan. Effective June 30, 2013, the Company amended the Supplemental Retirement Plan. This amendment effectively froze entry of any new participants into the Supplemental Plan and, for existing participants, a freeze on any additional benefit accrual after June 30, 2013. The participant’s benefit will continue to be distributed in accordance with the provisions of the Supplemental Plan but the final benefit accrual was frozen as of June 30, 2013. A curtailment gain of approximately $0.3 million, which represents the difference in the projected benefit obligation and the accumulated benefit obligation at June 30, 2013, offsets the existing plan loss and lowers future pension expense.

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

Summary data for the non-contributory defined benefit pension plans is as follows (in thousands):

	Years Ended December 31,
	2013	2012
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$42,082	$46,912
Service cost	122	335
Interest cost	1,619	2,085
Actuarial loss	(1,813)	1,625
Benefit payments	(1,309)	(1,167)
Other	(319)	(7,708)

Projected benefit obligation at end of year	$40,382	$42,082

Change in Plan Assets:
Fair value of plan assets at beginning of year	$14,866	$21,491
Actual return on plan assets	1,421	1,637
Company contributions	184	613
Expenses and benefits paid from plan assets	(1,309)	(1,167)
Other	—	(7,708)

Fair value of plan assets at end of year (1)	$15,162	$14,866

Funded Status:
Funded status of plan	$(25,220)	$(27,216)
Unrecognized actuarial loss	7,546	10,830
Unamortized prior service cost	—	—

Net amount recognized	$(17,674)	$(16,386)

(1)	In addition to the pension plan assets, ARRIS has established two rabbi trusts to further fund the pension obligations of the Chief Executive and certain executive officers of $19.3 million as of December 31, 2013 and $17.8 million as of December 31, 2012, and are included in Investments on the Consolidated Balance Sheets.

Amounts recognized in the statement of financial position consist of (in thousands):

	Years Ended December 31,
	2013	2012
Current liabilities	$(364)	$(333)
Noncurrent liabilities	(24,856)	(26,883)
Accumulated other comprehensive income (1)	7,546	10,830

Total	$(17,674)	$(16,386)

(1)	The total unfunded pension liability on the Consolidated Balance Sheets as of December 31, 2013 and 2012 included the Taiwan plan and total income tax effect of $1.0 million and $2.3 million, respectively.

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) are as follows (in thousands):

	Years Ended December 31,
	2013	2012
Net loss	$(2,359)	$1,247
Amortization of net loss	(607)	(840)
Amortization of prior service cost	—	—
Settlement charge	(318)	(3,064)

Total recognized in other comprehensive income (loss)	$(3,284)	$(2,657)

The following table summarizes the amounts in other comprehensive income (loss) expected to be amortized and recognized as a component of net periodic benefit cost in 2014 (in thousands):

Amortization of net loss	$305

Information for defined benefit plans with accumulated benefit obligations in excess of plan assets is as follows (in thousands):

	December 31,
	2013	2012
Accumulated benefit obligation	$40,382	$41,764
Projected benefit obligation	$40,382	$42,082
Plan assets	$15,162	$14,866

Net periodic pension cost for 2013, 2012 and 2011 for pension and supplemental benefit plans includes the following components (in thousands):

	2013	2012	2011
Service cost	$122	$335	$312
Interest cost	1,619	2,085	2,142
Return on assets (expected)	(876)	(1,260)	(1,624)
Amortization of net actuarial loss	607	840	288
Settlement charge	—	3,064	—

Net periodic pension cost	$1,472	$5,064	$1,118

(1)	Prior service cost is amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits under the plan.

The weighted-average actuarial assumptions used to determine the benefit obligations for the three years presented are set forth below:

	2013	2012	2011
Assumed discount rate for plan participants	4.50%	3.75%	4.50%
Rate of compensation increase	N/A	3.75%	3.75%

The weighted-average actuarial assumptions used to determine the net periodic benefit costs are set forth below:

	2013	2012	2011
Assumed discount rate for plan participants	3.75%	4.50%	5.50%
Rate of compensation increase	3.75%	3.75%	3.75%
Expected long-term rate of return on plan assets	6.00%	6.00%	7.50%

The expected long-term rate of return on assets is derived using the building block approach which includes assumptions for the long term inflation rate, real return, and equity risk premiums.

No minimum funding contributions are required in 2014 for the plan; however, the Company may make a voluntary contribution.

As of December 31, 2013, the expected benefit payments related to the Company’s defined benefit pension plans during the next ten years are as follows (in thousands):

2014	$1,544
2015	15,129
2016	1,538
2017	1,538
2018	1,556
2019 — 2023	8,923

Other U.S. Benefit Plans

ARRIS has established defined contribution plans pursuant to the Internal Revenue Code Section 401(k) that cover all eligible U.S. employees. ARRIS contributes to these plans based upon the dollar amount of each participant’s contribution. ARRIS made matching contributions to these plans of approximately $10.9 million, $5.7 million and $5.0 million in 2013, 2012 and 2011, respectively.

The Company has a deferred compensation plan that does not qualify under Section 401(k) of the Internal Revenue Code, and is available to key executives of the Company and certain other employees. Employee compensation deferrals and matching contributions are held in a rabbi trust. The total of net employee deferrals and matching contributions, which is reflected in other long-term liabilities, was $2.9 million and $2.7 million at December 31, 2013 and 2012, respectively. Total expenses included in continuing operations for the matching contributions were approximately $0.1 million in both 2013 and 2012.

The Company previously offered a deferred compensation arrangement, which allowed certain employees to defer a portion of their earnings and defer the related income taxes. As of December 31, 2004, the plan was frozen and no further contributions are allowed. The deferred earnings are invested in a rabbi trust. The total of net employee deferral and matching contributions, which is reflected in other long-term liabilities, was $2.6 million and $2.1 million at December 31, 2013 and 2012, respectively.

The Company also has a deferred retirement salary plan, which was limited to certain current or former officers of C-COR. The present value of the estimated future retirement benefit payments is being accrued over the estimated service period from the date of signed agreements with the employees. The accrued balance of this plan, the majority of which is included in other long-term liabilities, was $1.8 million and $2.0 million at December 31, 2013 and 2012, respectively. Total expenses (income) included in continuing operations for the deferred retirement salary plan were approximately $(0.3) million and $(0.2) million for 2013 and 2012, respectively.

Other Benefit Plans Outside of the U.S.

In connection with the Acquisition, the Company assumed a pension liability related to a defined benefit plans in Taiwan, which had a balance of $28.1 million as of December 31, 2013.

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

Note 21. Supplemental Financial Information

Consolidated Balance Sheets Information

Prepaids consist of the following (in thousands):

	December 31, 2013	December 31, 2012
Prefunding of accounts payable	$44,975	$—
Software licenses and maintenance support	10,717	4,540
Other	5,791	7,142

Total	$61,482	$11,682

Other current assets consist of the following (in thousands):

	December 31, 2013	December 31, 2012
Deferred cost of sales	$10,100	$9,537
Miscellaneous receivables	8,712	4,095
Deferred financing fees	7,480	559
Sales and other tax receivables	5,609	1,565
Indemnification asset	1,500	—
Landlord funded tenant improvements	1,497	—
Other	5,032	657

Total	$39,930	$16,413

Other non-current assets consist of the following (in thousands):

	December 31, 2013	December 31, 2012
Deferred financing fees	$27,398	$400
Trade receivables	10,191	—
Deposits	4,296	1,204
Long-term severance funds	3,564	3,739
Interest rate swap asset	3,010	—
Other	3,904	4,042

Total	$52,363	$9,385

Other accrued current liabilities consist of the following (in thousands):

	December 31, 2013	December 31, 2012
Accrued volume rebates	$26,879	$3,434
Due to Google	23,273	—
Accrued legal and professional fees	21,982	4,277
Accrued sales, property, payroll and other taxes	14,613	1,540
Supplier liabilities	11,362	—
Accrued interest and interest rate swap liability	7,541	581
Accrued software licenses liabilities	6,114	—
Accrued royalties	4,466	1,253
Accrued acquisition and integration costs	3,980	4,361
Accrued restructuring	3,161	527
Accrued commissions	1,804	—
Other liabilities	16,523	8,969

Total	$141,698	$24,942

Other noncurrent liabilities consist of the following (in thousands):

	December 31, 2013	December 31, 2012
Long-term warranty	$32,745	$3,187
Long-term deferred revenue	8,155	4,288
Deferred compensation liabilities	7,213	6,668
Long-term severance liability	3,814	4,119
Long-term accrued rent	1,584	1,413
Long-term tenant improvement obligations	1,323	1,140
Other	7,629	2,347

Total	$62,463	$23,162

Note 22. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of taxes, for the year ended December 31, 2013 (in thousands):

	Unrealized gain on marketable securities	Unrealized loss on derivative instruments	Unfunded pension liability	Cumulative translation adjustments	Total
Balance as of December 31, 2012	$206	$—	$(8,558)	$(184)	$(8,536)
Other comprehensive (loss) income before reclassifications	55	(4,527)	—	173	(4,299)
Amounts reclassified from accumulated other comprehensive income (loss)	45	1,986	6,142	—	8,173

Net current-period other comprehensive income (loss)	100	(2,541)	6,142	173	3,874

Balance as of December 31, 2013	$306	$(2,541)	$(2,416)	$(11)	$(4,662)

Note 23. Related Party

As noted in Note 4 Business Acquisitions, the Company is a party to a research and development venture with Comcast. The Company provides engineering services to the venture through a development services arrangement. Subject to agreement on annual statements of work, the venture is required to purchase from the Company, and ARRIS is required to provide to the venture, engineering services per year approximating between 20% and 30% of the approved venture budget. In addition, we are required to provide certain funding to the venture on an annual basis. Funding provided to the venture during 2013 approximated $8.1 million.

As a result of the Acquisition, we acquired an investment in MPEG LA, L.L.C. (“MPEG”), which operates primarily as a patent pool licensing administrator for several patent pool programs. As such, MPEG identifies potential licensees, markets and completes licensing agreements and collects, allocates and distributes license royalties. The Company’s ownership percentage in MPEG is 8.4%, and is being accounted for as an equity method investment. The Company paid license fees to MPEG in the amount of $779 thousand during 2013.

Note 24. Contingencies

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

During the fourth quarter ended December 31, 2013, the Company accrued approximately $8.0 million for settlements related to certain litigation matters as follows:

British Telecom:

The Company, Google, Comcast, Cox and British Telecom reached a settlement agreement related to British Telecom’s litigation with Comcast and Charter, whereby the Parties agreed to settle patent claims against Comcast and Cox and provide a cross-license to the Company. In consideration for payment by the parties in accordance with the settlement agreement and cross-license, the Company will have no further obligation for indemnification of any amount arising from the British Telecom litigation.

Video Streaming Solutions:

The Company settled all claims associated with certain patent infringement assertions made by Video Streaming Solutions. The settlement included a non-exclusive, worldwide, non-transferable license to the patents in suit in the litigation and related patents for the remaining term of such patents, as well as a license to any other patents Video Streaming Solutions acquires or controls in the future.

C-Cation:

The Company and Comcast reached a settlement agreement related to Comcast’s litigation with C-Cation, whereby the Company agreed to pay Comcast to settle indemnification claims against the Company in the quarter ended December 31, 2013. In consideration for this cash payment, the Company will have no further obligation for any indemnification of any amount arising from the Comcast litigation with C-Cation.

Note 25. Summary Quarterly Consolidated Financial Information (unaudited)

Certain amounts for the quarters ended June 30, 2013 and September 30, 2013 have been recasted based on the business combination guidance. That guidance requires us to recognize adjustments to the provisional amounts as if the accounting for the business combinations had been completed at the acquisition date. As a result, the Company revised the comparative information in prior quarters as needed, including making any change in depreciation, amortization, or other income effects recognized in the completing the initial accounting for the Motorola Home acquisition.

The following table summarizes ARRIS’ quarterly consolidated financial information (in thousands, except per share data):

	Quarters in 2013 Ended
	March 31,	June 30,	September 30,	December 31,
Net sales	$353,650	$1,000,362	$1,067,823	$1,199,067
Gross margin	108,526	230,957	316,895	366,370
Operating income (loss)	9,516	(88,062)	11,182	49,351
Net income (loss)	$(14,650)	$(48,463)	$17,170	$(2,817)

Net income (loss) per basic share	$(0.13)	$(0.36)	$0.12	$(0.02)
Net income (loss) per diluted share	$(0.13)	$(0.36)	$0.12	$(0.02)

	Quarters in 2012 Ended
	March 31,	June 30,	September 30,	December 31,
Net sales	$302,901	$349,327	$357,432	$344,003
Gross margin	108,908	118,526	111,952	123,191
Operating income	11,691	26,925	23,123	25,531
Net income	$5,799	$15,001	$17,864	$14,795

Net income per basic share	$0.05	$0.13	$0.16	$0.13
Net income per diluted share	$0.05	$0.13	$0.15	$0.13

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Information relating to directors and officers of ARRIS, the Audit Committee of the board of directors and stockholder nominations for directors is set forth under the captions entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Committees of the Board of Directors and Meeting Attendance” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2014 (the “Proxy Statement”) and is incorporated herein by reference. Certain information concerning the executive officers of the Company is set forth in Part I of this document under the caption entitled “Executive Officers of the Company”.

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

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charge to Expenses (1)		Deductions (2)	Balance at End of Period
	(in thousands)
YEAR ENDED DECEMBER 31, 2013
Reserves and allowance deducted from asset accounts:
Allowance for doubtful accounts	$1,630	$257		$—	$1,887
Income tax valuation allowance (3)	$17,973	$147,349	(5)	$1,577	$163,745
YEAR ENDED DECEMBER 31, 2012
Reserves and allowance deducted from asset accounts:
Allowance for doubtful accounts	$1,443	$240		$53	$1,630
Income tax valuation allowance (3)	$42,039	$3,541		$27,607	$17,973
YEAR ENDED DECEMBER 31, 2011
Reserves and allowance deducted from asset accounts:
Allowance for doubtful accounts	$1,649	$(189)		$17	$1,443
Income tax valuation allowance (3)	$16,926	$31,914	(4)	$6,801	$42,039

(1)	The charge to expense for the allowance for doubtful accounts primarily represents an adjustment for a change in estimate related to uncollectible accounts.

(2)	Represents: a) Uncollectible accounts written off, net of recoveries and write-offs, b) Net change in the sales return and allowance account, and c) Release of valuation allowances.
(3)	The income tax valuation allowance is included in current and noncurrent deferred income tax assets.
(4)	A significant portion of the increase in valuation allowances, approximately $30.8 million, is attributable to deferred tax assets arising from our acquisition of BigBand. These amounts did not impact the income statement.
(5)	A significant portion of the increase in valuation allowances, approximately $141.7 million, is attributable to deferred tax assets arising from our acquisition of Motorola Home. These amounts did not impact the income statement.

(a) (3) Exhibit List

Each management contract or compensation plan required to be filed as an exhibit is identified by an asterisk (*).

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are ARRIS (formerly known as Broadband Parent, Inc.) filings unless otherwise noted

3.1	Amended and Restated Certificate of Incorporation (restated solely for purposes of Item 601(b)(3) of Regulation S-K to reflect amendments effective after adoption of the Amended and Restated Certificate of Incorporation)	April 16, 2013 Form 8-K, Exhibit 3.1

3.2	By-laws	April 16, 2013 Form 8-K, Exhibit 3.2

4.1	Form of Certificate for Common Stock	April 16, 2013, Form 8-K, Exhibit 4.1

4.2(a)	Indenture dated November 13, 2006	November 16, 2006 Form 8-K, Exhibit 4.5

4.2(b)	First Supplement Indenture dated April 16, 2013	April 16, 2013, Form 8-K, Exhibit 4.2

4.3	Registration Rights Agreement with General Instrument Holdings, Inc	April 18, 2013, Form 8-K, Exhibit 4.1

4.4	Registration Rights Agreement with Comcast Alpha Holdings, LLC	April 18, 2013, Form 8-K, Exhibit 4.2

10.1(a)*	Amended and Restated Employment Agreement with Robert J. Stanzione, dated August 6, 2001	September 30, 2001 Form 10-Q, Exhibit 10.10(c)

10.1(b)*	Supplemental Executive Retirement Plan for Robert J. Stanzione, effective August 6, 2001	September 30, 2001 Form 10-Q, Exhibit 10.10(d)

10.1(c)*	Amendment to Employment Agreement with Robert J. Stanzione, dated December 8, 2006	December 12, 2006 Form 8-K, Exhibit 10.7

10.1(d)*	Second Amendment to Amended and Restated Employment Agreement with Robert J. Stanzione, dated November 26, 2008	November 28, 2008 Form 8-K, Exhibit 10.8

10.1(e)*	First Amendment to the Robert Stanzione Supplemental Executive Retirement Plan, dated November 26, 2008	November 28, 2008 Form 8-K, Exhibit 10.9

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are ARRIS (formerly known as Broadband Parent, Inc.) filings unless otherwise noted

10.2(a)*	Amended and Restated Employment Agreement with Lawrence A. Margolis, dated April 29, 1999	June 30, 1999 Form 10-Q, Exhibit 10.33, filed by ANTEC Corp

10.2(b)*	Amendment to Employment Agreement with Lawrence Margolis, dated December 8, 2006	December 12, 2006 Form 8-K, Exhibit 10.6

10.2(c)*	Second Amendment to Amended and Restated Employment Agreement with Lawrence Margolis, dated November 26, 2008	November 28, 2008 Form 8-K, Exhibit 10.7

10.2(d)*	Third Amendment to Amended and Restated Employment Agreement with Lawrence Margolis, dated October 31, 2012.	September 30, 2012 Form 10-Q, Exhibit 10.1

10.3(a)*	Employment Agreement with David B. Potts dated December 8, 2006	December 12, 2006 Form 8-K, Exhibit 10.4

10.3(b)*	First Amendment to Employment Agreement with David B. Potts, dated November 26, 2008	November 28, 2008 Form 8-K, Exhibit 10.6

10.4(a)*	Employment Agreement with Ronald M. Coppock, dated December 8, 2006	December 12, 2006 Form 8-K, Exhibit 10.1

10.4(b)*	First Amendment to Employment Agreement with Ronald M. Coppock, dated November 26, 2008	November 28, 2008 Form 8-K, Exhibit 10.3

10.5*	Employment Agreement with Bruce McClelland, dated November 26, 2008	November 28, 2008 Form 8-K, Exhibit 10.2

10.6*	Employment Agreement with John Caezza, dated November 26, 2008	November 28, 2008 Form 8-K, Exhibit 10.1

10.7*	Management Incentive Plan	July 2, 2001 Appendix IV of Proxy Statement filed as part of Registration Statement #333-61524, filed by Broadband Parent Corporation

10.8*	2001 Stock Incentive Plan	July 2, 2001 Appendix III of Proxy Statement filed as part of Registration Statement #333-61524, files by Broadband Parent Corporation

10.9*	2004 Stock Incentive Plan	Appendix B of Proxy Statement filed on April 20, 2004

10.10*	2007 Stock Incentive Plan	June 30, 2007, Form 10-Q Exhibit 10.15

10.11*	2008 Stock Incentive Plan	June 30, 2008, Form 10-Q Exhibit 10.15

10.12*	Form of Stock Options Grant under 2001 and 2004 Stock Incentive Plans	March 31, 2005 Form 10-Q, Exhibit 10.20

10.13*	Form of Restricted Stock Grant under 2001 and 2004 Stock Incentive Plans	March 31, 2005 Form 10-Q, Exhibit 10.21

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are ARRIS (formerly known as Broadband Parent, Inc.) filings unless otherwise noted

10.14*	Form of Incentive Stock Option Agreement	September 30, 2007, Form 10-Q Exhibit 10.1

10.15*	Form of Nonqualified Stock Option Agreement	September 30, 2007, Form 10-Q Exhibit 10.2

10.16*	Form of Restricted Stock Award Agreement	September 30, 2007, Form 10-Q Exhibit 10.3

10.17*	Form of Nonqualified Stock Options Agreement	April 11, 2008, Form 8-K Exhibit 10.1

10.18*	Form of Restricted Stock Grant	April 11, 2008, Form 8-K Exhibit 10.2

10.19*	Form of Restricted Stock Unit Grant	April 11, 2008, Form 8-K Exhibit 10.3

10.20*	Form of Restricted Stock Agreement	March 31, 2009, Form 10-Q, Exhibit 10.24

10.21*	Form of Restricted Stock Unit	March 31, 2009, Form 10-Q, Exhibit 10.24

10.22*	Assumption Agreement for Benefit Plans	April 16, 2013, Form 8-K, Exhibit 10.1

10.23(a)*	2011 Stock Incentive Plan	Schedule 14A filed April 30, 2013, Appendix A

10.23(b)*	Form of Restricted Stock Grant Award Agreement under 2011 Stock Incentive Plan	April 16, 2013, Form 8-K, Exhibit 10.3

10.24*	Form of Change of Control Waiver	April 16, 2013, Form 8-K, Exhibit 10.4

10.25*	2013 Credit Agreement	April 18, 2013, Form 8-K, Exhibit 10.1

10.26*	Employee Stock Purchase Plan	Schedule 14A filed April 30, 2013, Appendix B

21	Subsidiaries of the Registrant	Filed herewith.

23	Consent of Independent Registered Public Accounting Firm	Filed herewith.

24	Powers of Attorney	Filed herewith.

31.1	Section 302 Certification of the Chief Executive Officer	Filed herewith.

31.2	Section 302 Certification of the Chief Financial Officer	Filed herewith.

32.1	Section 906 Certification of the Chief Executive Officer	Filed herewith.

32.2	Section 906 Certification of the Chief Financial Officer	Filed herewith.

101.INS	XBRL Instant Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARRIS GROUP, INC.

/s/ DAVID B. POTTS
David B. Potts Executive Vice President, Chief Financial Officer and Chief Accounting Officer

Dated: March 3, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ R J STANZIONE Robert J. Stanzione	Chief Executive Officer and Chairman of the Board of Directors	March 3, 2014

/s/ DAVID B. POTTS David B. Potts	Executive Vice President, Chief Financial Officer and Chief Accounting Officer	March 3, 2014

/s/ ALEX B. BEST*	Director	March 3, 2014
Alex B. Best

/s/ HARRY L. BOSCO*	Director	March 3, 2014
Harry L. Bosco

/s/ JAMES A. CHIDDIX*	Director	March 3, 2014
James A. Chiddix

/s/ JOHN A. CRAIG*	Director	March 3, 2014
John A. Craig

/s/ ANDREW T. HELLER*	Director	March 3, 2014
Andrew T. Heller

/s/ MATTHEW B. KEARNEY*	Director	March 3, 2014
Matthew B. Kearney

/s/ DOREEN A. TOBEN*	Director	March 3, 2014
Doreen A. Toben

/s/ DEBORA J. WILSON*	Director	March 3, 2014
Debora J. Wilson

/s/ DAVID A. WOODLE*	Director	March 3, 2014
David A. Woodle

*By: /s/ LAWRENCE A. MARGOLIS
Lawrence A. Margolis
(as attorney in fact for each
person indicated)