Form 10-Q
period 2014-03-31
ARRIS GROUP INC
filed 2014-05-12
CIK 1141107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

For the quarter ended March 31, 2014

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

As of April 30, 2014, 143,749,515 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

ARRIS GROUP, INC.

FORM 10-Q

For the Three Months Ended March 31, 2014

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARRIS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data) (unaudited)

	March 31,	December 31,
	2014	2013 (1)
ASSETS
Current assets:
Cash and cash equivalents	$440,707	$442,438
Short-term investments, at fair value	80,818	67,360

Total cash, cash equivalents and short-term investments	521,525	509,798
Restricted cash	1,076	1,079
Accounts receivable (net of allowances for doubtful accounts of $2,320 in 2014 and $1,887 in 2013)	724,430	637,059
Other receivables	11,694	8,366
Inventories (net of reserves of $41,365 in 2014 and $42,408 in 2013)	286,058	330,129
Prepaid income taxes	51,758	13,034
Prepaids	15,986	61,482
Current deferred income tax assets	80,427	77,167
Other current assets	58,628	39,930

Total current assets	1,751,582	1,678,044
Property, plant and equipment (net of accumulated depreciation of $215,002 in 2014 and $194,830 in 2013)	388,653	396,152
Goodwill	940,149	940,402
Intangible assets (net of accumulated amortization of $491,144 in 2014 and $427,143 in 2013)	1,114,231	1,176,192
Investments	72,372	71,176
Noncurrent deferred income tax assets	21,862	7,678
Other assets	56,180	52,363

	$4,345,029	$4,322,007

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$596,191	$662,919
Accrued compensation, benefits and related taxes	93,251	116,262
Accrued warranty	53,940	48,755
Deferred revenue	126,451	69,071
Current portion of long-term debt	53,268	53,254
Current income taxes liability	13,508	3,068
Other accrued liabilities	143,018	141,698

Total current liabilities	1,079,627	1,095,027
Long-term debt, net of current portion	1,677,712	1,691,034
Accrued pension	58,733	58,657
Noncurrent income tax liability	21,913	21,048
Noncurrent deferred income tax liabilities	83,903	74,791
Other noncurrent liabilities	62,675	62,463

Total liabilities	2,984,563	3,003,020

Stockholders’ equity:
Preferred stock, par value $1.00 per share, 5.0 million shares authorized; none issued and outstanding	-	-
Common stock, par value $0.01 per share, 320.0 million shares authorized; 143.2 million and 142.1 million shares issued and outstanding in 2014 and 2013, respectively	1,794	1,766
Capital in excess of par value	1,689,907	1,688,782
Treasury stock at cost, 34.2 million shares in 2014 and 2013	(306,330)	(306,330)
Accumulated deficit	(19,769)	(60,569)
Unrealized gain on marketable securities (net of accumulated tax expense of $52 in 2014 and $154 in 2013)	27	306
Unfunded pension liability (net of accumulated tax effect of $981 in 2014 and 2013)	(2,416)	(2,416)
Unrealized loss on derivative instruments (net of accumulated tax benefit of $1,511 in 2014 and $1,467 in 2013)	(2,660)	(2,541)
Cumulative translation adjustments	(87)	(11)

Total stockholders’ equity	1,360,466	1,318,987

	$4,345,029	$4,322,007

(1)	Certain amounts for December 31, 2013 have been recast to reflect results for business acquisitions. (See Note 3 Business Acquisitions for additional details.)

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.,

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data) (unaudited)

	Three Months Ended March 31,
	2014	2013
Net sales	1,225,017	353,650
Cost of sales	878,243	245,124

Gross margin	346,774	108,526

Operating expenses:
Selling, general, and administrative expenses	99,132	40,126
Research and development expenses	134,153	44,082
Integration, acquisition, restructuring and other costs	11,502	7,199
Amortization of intangible assets	64,001	7,603

Total operating expenses	308,788	99,010

Operating income	37,986	9,516
Other expense (income):
Interest expense	16,598	4,631
Loss (gain) on investments	1,674	(564)
(Gain) loss on foreign currency	(679)	821
Interest income	(583)	(838)
Other expense, net	2,172	19,416

Income (loss) before income taxes	18,804	(13,950)
Income tax (benefit) expense	(21,996)	700

Net income (loss)	$40,800	$(14,650)

Net income (loss) per common share:
Basic	$0.29	$(0.13)

Diluted	$0.28	$(0.13)

Weighted average common shares:
Basic	142,854	115,150

Diluted	147,152	115,150

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands) (unaudited)

	Three Months Ended March 31,
	2014	2013
Net income (loss)	$40,800	$(14,650)
Unrealized (loss) gain on marketable securities, net of tax benefit (expense) of $102 in 2014 and $(34) in 2013, respectively	(279)	48
Unrealized (loss) gain on derivative instruments, net of tax expense of $44 in 2014	(119)	-
Cumulative translation adjustments	(76)	-

Comprehensive income (loss), net of tax	$40,326	$(14,602)

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net income (loss)	$40,800	$(14,650)
Depreciation	19,994	6,509
Amortization of intangible assets	64,001	7,603
Stock compensation expense	11,033	6,744
Deferred income tax benefit	(8,385)	(5,995)
Amortization of deferred finance fees and debt discount	2,331	160
Loss (gain) on investments	1,674	(564)
Revenue reduction related to Comcast’s investment in ARRIS	–	13,182
Mark-to-market fair value adjustment related to Comcast’s investment in ARRIS	–	19,348
Loss (gain) on disposal of fixed assets	412	(4)
Excess income tax benefits from stock-based compensation plans	(10,457)	(4,659)
Non-cash interest expense	–	3,244
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(87,371)	(17,655)
Other receivables	(7,254)	(3,889)
Inventories	44,071	7,318
Accounts payable and accrued liabilities	(41,871)	28,014
Prepaids and other, net	5,870	5,351

Net cash provided by operating activities	34,848	50,057

Investing activities:
Purchases of property, plant and equipment	(12,924)	(6,289)
Proceeds from sales of property, plant and equipment	17	53
Purchases of investments	(29,095)	–
Sales of investments	11,175	244,711

Net cash (used in) provided by investing activities	(30,827)	238,475

Financing activities:
Payment of debt obligations	(13,750)	–
Proceeds from issuance of common stock	3,780	10,649
Excess income tax benefits from stock-based compensation plans	10,457	4,659
Repurchase of shares to satisfy employee minimum tax withholdings	(6,239)	(11,992)

Net cash (used in) provided by financing activities	(5,752)	3,316

Net (decrease) increase in cash and cash equivalents	(1,731)	291,848
Cash and cash equivalents at beginning of period	442,438	131,703

Cash and cash equivalents at end of period	$440,707	$423,551

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Organization and Basis of Presentation

ARRIS Group, Inc. (together with its consolidated subsidiaries, except as the context otherwise indicates, “ARRIS” or the “Company”) is a global media entertainment and data communications solutions provider, headquartered in Suwanee, Georgia. The Company operates in two business segments, Customer Premises Equipment and Network & Cloud (See Note 14 Segment Information for additional details), specializing in enabling multichannel video programming distributors, including cable, telephone, and digital broadcast satellite operators, and media programmers to deliver rich media, voice, and IP data services to end consumer subscribers. ARRIS is a leading developer, manufacturer and supplier of interactive set-top boxes, end-to-end digital video and Internet Protocol Television distribution systems, broadband access infrastructure platforms, and associated data and voice Customer Premises Equipment. The Company’s solutions are complemented by a broad array of services and systems integration that bring localized expertise to every touchpoint in the delivery process. This lends a customized approach to serving each of ARRIS’ primary markets.

On April 17, 2013, the Company completed its acquisition of Motorola Home from General Instrument Holdings, Inc., a subsidiary of Google, Inc. (See Note 3 Business Acquisitions for additional details.)

The consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements for the periods shown. Interim results of operations are not necessarily indicative of results to be expected from a twelve-month period. These financial statements should be read in conjunction with the Company’s most recently audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the United States Securities and Exchange Commission (“SEC”).

Note 2. Impact of Recently Adopted Accounting Standards

Adoption of New Accounting Standards - In July 2013, the FASB issued an accounting standard update which provides that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. This update was adopted by ARRIS beginning in the first quarter of 2014. The adoption of this guidance did not have a material impact on our consolidated financial position and results of operations.

Accounting pronouncements issued but not in effect until after March 31, 2014 are not expected to have a significant impact on our consolidated financial position or results of operations.

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

The Acquisition enhanced the Company’s scale and product breadth in the telecom industry, significantly diversified the Company’s customer base and expanded dramatically the Company’s international presence. Notably, the acquisition brought to ARRIS, Motorola Home’s product scale and scope in end-to-end video processing and delivery, including a full range of QAM and IP set-top box products, as well as IP Gateway CPE equipment for data and voice services for broadband service providers. The Acquisition also enhanced the depth and scale of the Company’s research and development capabilities, particularly in the video arena.

During the first quarter of 2014, the Company completed its acquisition accounting and made the following adjustments to the provisional amounts that were previously recorded:

•

An increase in net operating loss (“NOL”) carryforward deferred tax assets of approximately $38 million with a full valuation allowance due to uncertainty regarding the ultimate utilization resulting in no change in goodwill. The adjustment resulted from the finalization of the Company’s detailed analysis of NOLs to be assumed in the acquisition.

•	A decrease in deferred tax assets of approximately $4.8 million related to the finalization of acquired tax basis in Motorola Home intangibles with a corresponding increase to goodwill.

The Company recorded these amounts as measurement period adjustments because the information was known as of the acquisition date but the interaction of the re-attribution rules required further study which was completed in the first quarter of 2014.

Acquisition of SeaWell Networks, Inc.

On April 17, 2014, a wholly owned subsidiary of the Company acquired all of the issued and outstanding shares of SeaWell Networks, Inc. (“SeaWell”), a corporation organized under the laws of Canada, which is located in Mississauga, Ontario. Consideration for the acquisition consists of approximately $5.7 million.

This acquisition is expected to further enhance the Company’s IP video delivery capabilities, by integrating SeaWell’s adaptive bit rate (“ABR”) streaming technologies and talent into its Network & Cloud business.

The Company is expecting to recognize, but may not be limited to, customer and technology related intangible assets as a result of the acquisition.

The net assets and results of operations of SeaWell will be included in the Company’s consolidated financial statements from April 17, 2014. The Company is required to account for the transaction under the Business Combinations accounting guidance, which generally requires the acquirer to fair value all the assets acquired and liabilities assumed. ARRIS expects to recognize goodwill as a result of the acquisition that will be measured as the difference between the fair value of the consideration transferred and the net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed measured in accordance with accounting guidance. The primary factor resulting in goodwill is the expected synergies from the business combination.

The Company is in the process of measuring the assets acquired and liabilities assumed, but as of May 9, 2014, the initial accounting for the business combination has not been completed in order to determine the value of assets acquired and liabilities assumed. ARRIS had not yet received valuations from independent valuation specialists for the intangible assets acquired. Additionally, the Company had not yet completed a review and valuation of other assets acquired and liabilities assumed, including income taxes and certain other assets and liabilities, in order to determine corresponding goodwill. The required disclosures will be included in the Company’s second quarter 2014 consolidated financial statements.

Note 4. Goodwill and Intangible Assets

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

As of March 31, 2014, the Company has recorded goodwill of $940.1 million which includes the impact of measurement period adjustments for the Motorola Home acquisition. The Company has recast goodwill as of December 31, 2013 to approximately reflect the goodwill arising from the Acquisition.

The changes in the carrying amount of goodwill for the year to date period ended March 31, 2014 are as follows (in thousands):

	CPE	Network Infrastructure	Cloud Services	Total
Goodwill	688,658	497,741	132,659	1,319,058
Accumulated impairment losses	–	(257,053)	(121,603)	(378,656)

Balance as of December 31, 2013	$688,658	$240,688	$11,056	$940,402

Other	–	(253)	–	(253)

Goodwill	688,658	497,488	132,659	1,318,805
Accumulated impairment losses	–	(257,053)	(121,603)	(378,656)

Balance as of March 31, 2014	$688,658	$240,435	$11,056	$940,149

Intangibles

The Company’s intangible assets have an amortization period of six months to ten years. The gross carrying amount and accumulated amortization of the Company’s intangible assets as of March 31, 2014 and December 31, 2013 are as follows (in thousands):

	March 31, 2014				December 31, 2013
	Gross Amount	Accumulated Amortization	Net Book Value	Weighted Average Remaining Life (Years)	Gross Amount	Accumulated Amortization	Net Book Value	Weighted Average Remaining Life (Years)
Customer relationships	$903,409	$291,345	$612,064	6.7	$903,409	$266,323	$637,086	7.0
Developed technology, patents & licenses	565,366	146,164	419,202	4.8	563,326	120,679	442,647	5.0
Trademarks / trade names	20,900	10,893	10,007	1.3	20,900	8,549	12,351	1.5
Order backlog	44,600	42,742	1,858	–	44,600	31,592	13,008	0.3
In-process R&D	71,100	–	71,100	–	71,100	–	71,100	–

Total	$1,605,375	$491,144	$1,114,231		$1,603,335	$427,143	$1,176,192

Amortization expense is reported in the consolidated statements of operations within operating expenses under the caption “Amortization of intangible assets.” The estimated total amortization expense for finite-lived intangibles for each of the next five fiscal years is as follows (in thousands):

2014 (for the remaining nine months)	$160,593
2015	204,271
2016	173,542
2017	156,608
2018	117,653
2019	99,276
Thereafter	131,188

Amounts reflected in the above table exclude $71.1 million of amortization that would be incurred upon successful completion of in-process research and development projects.

Note 5. Investments

ARRIS’ investments as of March 31, 2014 and December 31, 2013 consisted of the following (in thousands):

	As of March 31, 2014	As of December 31, 2013
Current Assets:
Available-for-sale securities	$80,818	$67,360

Noncurrent Assets:
Available-for-sale securities	3,729	7,004
Equity method investments	27,557	23,803
Cost method investments	15,469	15,250
Other investments	25,617	25,119

	72,372	71,176

Total	$153,190	$138,536

Available-for-sale securities - ARRIS’ investments in debt and marketable equity securities are categorized as available-for-sale and are carried at fair value. The Company currently does not hold any held-to-maturity securities. Realized gains and losses on available-for-sale securities are included in net income. Unrealized gains and losses on available-for-sale securities are included in our Consolidated Balance Sheets as a component of accumulated other comprehensive income (loss). The total gains included in the accumulated other comprehensive income related to available-for-sale securities were $27 thousand and $306 thousand, net of tax, as of March 31, 2014 and December 31, 2013, respectively. Realized and unrealized gains and losses in total and by individual investment as of March 31, 2014 and December 31, 2013 were not material. The amortized cost basis of the Company’s available-for-sale securities approximates fair value.

The contractual maturities of the Company’s available-for-sale securities as of March 31, 2014 are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties. The amortized cost basis of the Company’s investments approximates fair value (in thousands):

March 31, 2014
Within one year	$80,818
After one year through five years	–
After five years through ten years	–
After ten years	3,729

Total	$84,547

Equity method investments – In connection with the Acquisition, ARRIS acquired certain investments in limited liability companies and partnerships that are accounted for using the equity method as the Company has significant influence over operating and financial policies of the investee companies. These investments are recorded at $27.6 million and $23.8 million as of March 31, 2014 and December 31, 2013, respectively. The carrying amount of equity method investments is adjusted for the Company’s proportionate share of net earnings or losses adjusted for any basis differences of the investees, or dividends received. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount of such investments may not be recoverable. An equity method investment is written down to fair value if there is evidence of a loss in value which is other than temporary.

The following table summarizes the ownership structure and ownership percentage of the non-consolidated investments as of March 31, 2014, which are accounted for using the equity method.

Name of Investee	Ownership Structure	% Ownership
MPEG LA	Limited Liability Company	8.4%
Music Choice	Limited Liability Partnership	18.2%
Conditional Access Licensing	Limited Liability Company	49.0%
Combined Conditional Access Development (“CCAD”)	Limited Liability Company	50.0%

The Company and Comcast are parties to investments in two limited liability corporations. The investees were determined to be variable interest entities of which ARRIS is not the primary beneficiary, as ARRIS does not have the power to direct the activities of the investee that most significantly impact its economic performance. The limited liability corporations are a licensing and a research and development company. The Company’s ownership percentages in the licensing and the research and development corporation are 49% and 50%, respectively, which are accounted for as equity method investments. The purpose of the limited liability corporations are to license, develop, deploy, support, and to gain market acceptance for certain technologies that reside in a cable plant or in a cable device. Subject to agreement on annual statements of work, the Company is providing to one of the ventures, engineering services per year approximating 20% to 30% of the approved venture budget, which is expected to be in the range of approximately $6 million to $8 million per year. The Company is also required to make annual contributions for the purpose of funding development projects identified by the venture. During the first quarter of 2014, the Company made funding contributions to the investment of $7.9 million.

	Carrying Amount	Maximum Exposure to Loss
Conditional Access Licensing	$6,537	$6,537
Combined Conditional Access Development	9,735	18,000

The Company’s future total annual funding contributions to CCAD are expected to be in the range of approximately $16 million to $18 million, and represent the Company’s annual maximum exposure to loss.

Cost method investments - ARRIS holds cost method investments in private companies. These investments are recorded at $15.5 million and $15.3 million as of March 31, 2014 and December 31, 2013, respectively. Due to the fact the investments are in private companies, the Company is exempt from estimating the fair value on an interim and annual basis. It is impractical to estimate the fair value since the quoted market price is not available. Furthermore, the cost of obtaining an independent valuation appears excessive considering the materiality of the investments to the Company. However, ARRIS is required to estimate the fair value if there has been an identifiable event or change in circumstance that may have a significant adverse effect on the fair value of the investment.

Other investments – At March 31, 2014 and December 31, 2013, ARRIS held $25.6 million and $25.1 million, respectively, in certain life insurance contracts. This investment is classified as non-current investments in the Consolidated Balance Sheets. The Company determined the fair value to be the amount that could be realized under the insurance contract as of each reporting period. The changes in the fair value of these contracts are included in net income.

Other-Than-Temporary Investment Impairments - ARRIS concluded that no other-than-temporary impairment losses existed as of March 31, 2014 and December 31, 2013. In making this determination, ARRIS evaluates its investments for any other-than-temporary impairment on a quarterly basis considering all available evidence, including changes in general market conditions, specific industry and individual entity data, the financial condition and the near-term prospects of the entity issuing the security, and the Company’s ability and intent to hold the investment until recovery.

Classification of securities as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity consideration based on market conditions. If management intends to hold the securities for longer than one year as of the balance sheet date, they are classified as non-current.

Note 6. Fair Value Measurement

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

The following table presents the Company’s investment assets (excluding equity and cost method investments) measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014
Assets at fair value	Level 1	Level 2	Level 3	Total
Certificates of deposit	$–	$5,236	$–	$5,236
Commercial paper	–	2,997	–	2,997
Corporate bonds	–	42,964	–	42,964
Short-term bond fund	29,621	—	–	29,621
Cash surrender value of company owned life insurance	–	25,617	–	25,617
Corporate obligations	–	20	–	20
Money markets	213	–	–	213
Mutual funds	196	–	–	196
Other investments	–	3,300	–	3,300
Interest rate derivatives – asset derivatives	–	3,148	–	3,148

Total assets measured at fair value	$30,030	$83,282	$–	$113,312

Liabilities at fair value
Interest rate derivatives – liability derivatives		$(7,275)	–	$(7,275)

	December 31, 2013
Assets at fair value	Level 1	Level 2	Level 3	Total
Certificates of deposit	$–	$3,814	$–	$3,814
Commercial paper	–	2,994	–	2,994
Corporate bonds	–	30,987	–	30,987
Short-term bond fund	29,565	—	–	29,565
Cash surrender value of company owned life insurance	–	25,119	–	25,119
Corporate bonds	–	3,604	–	3,604
Corporate obligations	–	18	–	18
Money markets	212	–	–	212
Mutual funds	184	–	–	184
Other investments	–	2,986	–	2,986
Interest rate derivatives – asset derivatives	–	3,011	–	3,011

Total assets measured at fair value	$29,961	$72,533	$–	$102,494

Liabilities at fair value
Interest rate derivatives – liability derivatives		$(7,018)	–	$(7,018)

In addition to the amounts disclosed in the above table, the fair value of the Company’s Israeli severance pay assets, which were almost fully comprised of Level 2 assets, were $3.6 million as of March 31, 2014 and December 31, 2013.

All of the Company’s short-term and long-term investments at March 31, 2014 are classified within Level 1 or Level 2 of the fair value hierarchy as they are valued using quoted market prices, market prices for similar securities, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include the Company’s investment in money market funds, mutual funds and municipal bonds. Such instruments are generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on other observable inputs include the Company’s cash surrender value of company owned life insurance, corporate obligations and bonds, commercial paper and certificates of deposit. Such instruments are classified within Level 2 of the fair value hierarchy.

In determining the fair value of certain Level 1 and Level 2 instruments, ARRIS has performed steps to verify the accuracy of the valuations provided by ARRIS’ brokerage firms. ARRIS has reviewed the most recent Statement on Standards for Attestation Engagements No. 16 (SSAE report) for each brokerage firm holding investments for ARRIS. The SSAE report for each did not identify any control weakness in the brokerages’ policies and procedures, in particular as they relate to the pricing and valuation of financial instruments. ARRIS has determined the third party pricing source used by each firm to be a reliable recognized source of financial valuations. In addition ARRIS has performed further testing on a large sample of its corporate obligations and commercial paper investments. These tests did not show any material discrepancies in the valuations provided by the brokerage firms. It is the Company’s intent to continue to verify valuations on a quarterly basis, using one or more reliable recognized third party pricing providers. See Note 5 and Note 7 for further information on the Company’s investments and derivative instruments, respectively.

In addition to the financial instruments included in the above table, certain nonfinancial assets and liabilities are to be measured at fair value on a nonrecurring basis in accordance with applicable authoritative guidance. This includes items such as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and nonfinancial long-lived asset groups measured at fair value for an impairment assessment. In general, nonfinancial assets including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. As of March 31, 2014, the Company had not recorded any impairment related to such assets and had no other material nonfinancial assets or liabilities requiring adjustments or write-downs to their current fair value.

The face value of debt as of March 31, 2014 approximated the fair value.

Note 7. Derivative Instruments and Hedging Activities

Risk Management Policies – ARRIS is exposed to financial market risk, primarily related to foreign currency and interest rates. These exposures are actively monitored by management. To manage the volatility relating to certain of these exposures, the Company periodically enters into a variety of derivative financial instruments. Management’s objective is to reduce, where it is deemed appropriate to do so, fluctuations in earnings and cash flows associated with changes in foreign currency and interest rates. ARRIS’ policies and practices are to use derivative financial instruments only to the extent necessary to manage exposures. ARRIS does not hold or issue derivative financial instruments for trading or speculative purposes.

Accounting Policy for Derivative Instruments – The Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives also may be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

In accordance with the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

ARRIS recognizes all derivative financial instruments as assets or liabilities in the Consolidated Balance Sheets at fair value. In April 2013, ARRIS entered into senior secured credit facilities having variable interest rates with Bank of America, N.A. and various other institutions, which are comprised of (i) a “Term Loan A Facility” of $1.1 billion, (ii) a “Term Loan B Facility” of $825 million and (iii) a “Revolving Credit Facility” of $250 million. In July 2013, ARRIS entered into six $100 million interest rate swap arrangements, which effectively converted $600 million of the Company’s variable-rate debt based on one-month LIBOR to an aggregate fixed rate of approximately 3.40%. This fixed rate could vary up by 50 basis points or down by 25 basis points based on future changes to the Company’s net leverage ratio. Each of these swaps matures on December 29, 2017. ARRIS has designated these swaps as cash flow hedges, and the objective of these hedges is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2013, such derivatives were used to hedge the variable cash flows associated with debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2014, the Company did not have expenses related to hedge ineffectiveness in earnings.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Over the next 12 months, the Company estimates that an additional $7.3 million may be reclassified as an increase to interest expense.

The table below presents the pre-tax impact of the Company’s derivative financial instruments had on the Accumulated Other Comprehensive Income and Statement of Operations for the three months ended March 31, 2014 (in thousands):

	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate derivatives	$(1,973)	Interest expense	$(1,853)	$-

Credit-risk-related Contingent Features

ARRIS has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of March 31, 2014, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $4.2 million. As of March 31, 2014, the Company has not posted any collateral related to these agreements nor has it required any of its counterparties to post collateral related to these or any other agreements.

Non-designated Hedges

Additionally, the Company does not currently use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

Balance Sheet Recognition and Fair Value Measurements - The following table indicates the location on the Consolidated Balance Sheets in which the Company’s derivative assets and liabilities have been recognized, the fair value hierarchy level applicable to each derivative type and the related fair values of those derivatives.

ARRIS has master netting arrangements with substantially all of its counterparties giving ARRIS the right of offset for its derivative positions. However, ARRIS has not elected to offset the fair value positions of the derivative contracts recorded in the Consolidated Balance Sheets. Although the derivative contracts that the Company has entered into are subject to master netting arrangements, there are no possible offsets as only a single derivative contract has been entered into with each of ARRIS’ counterparties.

The fair values of ARRIS’ derivative instruments recorded in the Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013 were as follows (in thousands):

	As of March 31, 2014		As of December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate derivatives – asset derivatives	Other assets	$3,148	Other assets	$3,011

Interest rate derivatives – liability derivatives	Other accrued liabilities	$7,275	Other accrued liabilities	$7,018

The assets and liabilities for the interest rate derivatives were considered as Level 2 under the fair value hierarchy.

The change in the fair values of ARRIS’ derivative instruments recorded in the Consolidated Statements of Operations during the three months ended March 31, 2014 and 2013 were as follows (in thousands):

		Three Months Ended March 31,

	Statement of Operations Location	2014	2013
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Loss on foreign currency	$–	$44

Derivatives designated as hedging instruments:
Interest rates derivatives	Interest expense	$1,853	$–

Note 8. Pension Benefits

Components of Net Periodic Pension Cost (in thousands):

	Three Months Ended March 31,

	2014	2013
Service cost	$–	$61
Interest cost	446	387
Expected return on plan assets	(219)	(219)
Amortization of net loss	76	154

Net periodic pension cost	$303	$383

In connection with the Acquisition, the Company assumed a pension liability related to a defined benefit plan in Taiwan, which had a balance of $27.6 million as of March 31, 2014.

Employer Contributions

No minimum funding contributions are required in 2014 under the Company’s defined benefit plan. The Company has established two rabbi trusts to fund the Company’s pension obligations under the non-qualified plan of the Chief Executive Officer and certain executive officers. The balance of these rabbi trust assets as of March 31, 2014 was approximately $19.7 million and is included in Investments on the Consolidated Balance Sheets.

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

Information regarding the changes in ARRIS’ aggregate product warranty liabilities for the three months ended March 31, 2014 was as follows (in thousands):

Balance at December 31, 2013	$81,500
Accruals related to warranties (including changes in assumptions)	9,637
Settlements made (in cash or in kind)	(10,800)

Balance at March 31, 2014	$80,337

Note 10. Restructuring Charges

The following table represents a summary of and changes to the restructuring accrual, which is primarily composed of accrued severance and other employee costs, contractual obligations that related to excess leased facilities and equipment and write off of property, plant and equipment (in thousands):

	Employee severance & termination benefits	Contractual obligations and other	Total
Balance at December 31, 2013	$2,674	$673	$3,347
Restructuring charges	(404)	25	(379)
Cash payments	(1,882)	(149)	(2,031)

Balance at March 31, 2014	$388	$549	$937

Employee severance and termination benefits – In the second quarter of 2013, ARRIS completed its acquisition of Motorola Home. ARRIS initiated restructuring plans as a result of the Acquisition that focuses on the rationalization of personnel, facilities and systems across multiple segments in the ARRIS organization.

The total estimated cost of the restructuring plan was approximately $30.8 million and was recorded as severance expense during 2013. As of March 31, 2014, the total liability remaining for this restructuring plan was approximately $0.4 million. The remaining liability is expected to be paid by the end of third quarter 2014.

Contractual obligations - Represent contractual obligations that relate primarily to excess leased facilities.

Note 11. Inventories

Inventories are stated at the lower of average cost, approximating first-in, first-out, or market. The components of inventory were as follows, net of reserves (in thousands):

	March 31,	December 31,
	2014	2013
Raw material	$72,460	$60,520
Work in process	9,062	6,010
Finished goods	204,536	263,599

Total inventories, net	$286,058	$330,129

Note 12. Property, Plant and Equipment

Property, plant and equipment, at cost, consisted of the following (in thousands):

	March 31,	December 31,
	2014	2013
Land	$88,742	$88,742
Building and leasehold improvements	136,708	133,668
Machinery and equipment	378,205	368,572

	603,655	590,982
Less: Accumulated depreciation	(215,002)	(194,830)

Property, plant and equipment, net	$388,653	$396,152

Note 13. Long-Term Indebtedness

Senior Secured Credit Facilities

In April 2013, ARRIS entered into senior secured credit facilities with Bank of America, N.A. and various other institutions, which are comprised of (i) a “Term Loan A Facility” of $1.1 billion, (ii) a “Term Loan B Facility” of $825 million and (iii) a “Revolving Credit Facility” of $250 million. The Term Loan A Facility and the Revolving Credit Facility have terms of five years. The Term Loan B Facility has a term of seven years. Interest rates on borrowings under the senior credit facilities are set forth in the table below. As of March 31, 2014, ARRIS had $1,738.8 million face value outstanding under the Term Loan A and Term Loan B Facilities, no borrowings under the Revolving Credit Facility and letters of credit totaling $2.5 million issued under the Revolving Credit Facility.

	Rate	As of March 31, 2014
Term Loan A	LIBOR + 2.00%	2.15%
Term Loan B	LIBOR(1) + 2.75%	3.50%
Revolving Credit Facility(2)	LIBOR + 2.00%	Not Applicable

(1)	Includes LIBOR floor of 0.75%
(2)	Includes unused commitment fee of 0.40% and letter of credit fee of 2.00% not reflected in interest rate above.

Borrowings under the senior secured credit facilities are secured by first priority liens on substantially all of the assets of ARRIS and certain of its present and future subsidiaries who are or become parties to, or guarantors under, the credit agreement governing the senior secured credit facilities (the “Credit Agreement”). The Credit Agreement contains usual and customary limitations on indebtedness, liens, restricted payments, acquisitions and asset sales in the form of affirmative, negative and financial covenants, which are customary for financings of this type, including the maintenance of a minimum consolidated interest coverage ratio of not less than 3.5:1 and a maximum consolidated net leverage ratio of 4.0:1 (which decreases to 3.5:1 throughout the next year). As of March 31, 2014, ARRIS was in compliance with all covenants under the Credit Agreement.

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

During the three months ended March 31, 2014, the Company made mandatory prepayments of approximately $13.8 million related to the senior secured credit facilities.

Following is a summary of our contractual debt obligations as of March 31, 2014 (in thousands):

	Payments due by period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Credit facilities	$55,000	$165,000	$825,000	$693,813	$1,738,813

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

Our CODM manages the Company under two segments:

•

Customer Premises Equipment (“CPE”) – The CPE segment’s product solutions include set-top boxes, gateways, and Subscriber Premises equipment that enable service providers to offer Voice, Video and high-speed data services to residential and business subscribers.

•

Network & Cloud (“N&C”) – The N&C segment’s product lines cover all components required by facility-based Service Providers to construct a state-of-the-art residential and metro distribution network. For Cable providers this includes Hybrid Fiber Coax equipment, edge routers, metro WiFi, video management, storage, and distribution equipment. For Telco providers this includes fiber-based and copper-based broadband transmission equipment. In addition, the portfolio includes an advanced video headend management system for both legacy MPEG/DVB systems as well as full IP Video systems. Finally, the portfolio also includes full support for advanced multi-screen video management, protection, monetization and delivery, and a suite of products for performance management, configuration, and surveillance.

These operating segments were determined based on the nature of the products and services offered. The measures that are used to assess the reportable segment’s operating performance are sales and direct contribution. A measure of assets is not applicable, as segment assets are not regularly reviewed by the CODM for evaluating performance or allocating resources.

Effective with the acquisition of Motorola Home in 2013, the Company made certain changes to its operating segments. In addition, effective January 1, 2014, the Company changed management responsibility for certain product lines. As a result, the segment information presented in these financial statements has been conformed to present the Company’s segments on this revised basis for all prior periods presented.

The Company assesses its segment’s operating performance based on direct contribution, which is defined as gross margin less direct operating expense. Corporate and other expenses, such as selling and home office G&A, not included in the measure of segment direct contribution are reported in “Other” and are reconciled to income (loss) before income taxes.

The table below presents information about the Company’s reportable segments for the three months ended March 31, 2014 and 2013 (in thousands):

	Reportable Segments
	Network & Cloud		CPE		Other		Consolidated
For the three months ended March 31,	2014	2013	2014	2013	2014	2013	2014	2013

Sales	$331,570	$180,267	$893,601	$186,565	$(154)	(13,182)	$1,225,017	$353,650
Direct Contribution	65,364	57,057	191,787	26,008	(143,662)	(58,747)	113,489	24,318

Integration, acquisition, restructuring & other					11,502	7,199	11,502	7,199
Amortization of intangible assets					64,001	7,603	64,001	7,603

Operating income							37,986	9,516
Other expense							19,182	23,466

Income (loss) before income taxes							$18,804	$(13,950)

Note 15. Sales Information

ARRIS sells its products primarily in the United States. The Company’s international revenue is generated from Asia Pacific, Canada, Europe and Latin America. Sales to international customers were approximately 25.7% and 31.7% of total sales for the three months ended March 31, 2014 and 2013, respectively. International sales by region for the three months ended March 31, 2014 and 2013 were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Americas, excluding U.S. (1)	$213,972	$81,725
Asia Pacific	32,952	10,172
EMEA	67,445	20,370

Total international sales	$314,369	$112,267

(1)	Excludes U.S. sales of $910.6 million and $241.4 million for the three months ended March 31, 2014 and 2013, respectively.

Note 16. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013
Basic:
Net income (loss)	$40,800	$(14,650)

Weighted average shares outstanding	142,854	115,150

Basic earnings (loss) per share	$0.29	$(0.13)

Diluted:
Net income (loss)	$40,800	$(14,650)

Weighted average shares outstanding	142,854	115,150
Net effect of dilutive equity awards	4,298	–

Total	147,152	115,150

Diluted earnings (loss) per share	$0.28	$(0.13)

For the three months ended March 31, 2014, 10 thousand of the equity-based awards were excluded from the computation of diluted earnings per share shares because their effect would have been anti-dilutive. For the three months ended March 31, 2013, all outstanding equity-based awards were anti- dilutive. These exclusions are made if the exercise price of these equity-based awards is in excess of the average market price of the common stock for the period, or if the Company has net losses, both of which have an anti-dilutive effect.

During the three months ended March 31, 2014, the Company issued 1.2 million shares of its common stock related to stock option exercises and the vesting of restricted shares, as compared to 3.6 million shares for the twelve months ended December 31, 2013.

The Company has not paid cash dividends on its common stock since its inception.

Note 17. Income Taxes

For the three months ended March 31, 2014 and 2013, the Company recorded income tax benefit of $22.0 million and income tax expense of $0.7 million, respectively. Below is a summary of the components of the tax expense in each period (in thousands, except for percentages):

	Three Months Ended March 31,
	2014			2013

	(Loss) Income Before Tax	Income Tax Expense (Benefit)	Effective Tax Rate	Income Before Tax	Income Tax Expense (Benefit)	Effective Tax Rate
Non-discrete items	$30,306	$10,826	35.7%	$25,770	$8,216	31.9%
Discrete tax events - 2012 R&D credit	—	—		—	(4,875)
Integration and acquisition costs	(11,502)	(4,393)		(7,190)	(2,641)
Comcast’s investment in ARRIS	—	—		(32,530)	—
Change in state deferred rates	—	(5,744)		—	—
Change in valuation allowances	—	(18,163)		—	—
Other	—	(4,522)		—	—

Total	$18,804	$(21,996)	(117.0%)	$(13,950)	$700	(5.0%)

•

In conjunction with an agreement executed with Google in January 2014, the Company released certain valuation allowances resulting in the Company recognizing a tax benefit of approximately $18.2 million related to additional net operating losses arising from Motorola Home acquisition. There remains considerable uncertainty surrounding the amount of realizable net operating losses that will ultimately be transferred from Google to ARRIS. While the Company recorded its best estimate of the amount of realizable net operating losses it expects to receive during this quarter, it is possible that the actual amount provided will be significantly different. As of March 31, 2014, ARRIS has recorded net operating losses of $545.5 million; however, the Company currently estimates that $493.5 million of that amount will not be realizable and is subject to a valuation allowance. The ultimate realization of the net operating losses is dependent upon Google completing complex tax calculations. It is expected that ARRIS will obtain the amount of available net operating losses and all of the items necessary to properly calculate the Company’s ability to utilize the losses after Google files its corporate income tax return.

•	The Company recorded a benefit of $5.7 million from changes in state deferred income tax rates.

•	Additional benefits of $4.5 million were recognized from return to provision adjustments, valuation allowance releases and releases of uncertain tax liabilities due to audit resolutions.
•

For the three month period ended March 31, 2014, the Company recorded significant book expenses of an infrequent and unusual nature of approximately $11.5 million relating to the acquisition of the Home business of Motorola, generating a tax benefit of $4.4 million.

•	For the three month period ended March 31, 2014, the Company did not record any benefits attributed to research and development tax credits, as the tax credit was not reenacted.

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

Note 18. Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated other comprehensive income by component, net of taxes, for the three months ended March 31, 2014 (in thousands):

	Unrealized gain on marketable securities	Unfunded pension liability	Unrealized loss on derivative instruments	Cumulative translation adjustments	Total
Balance as of December 31, 2013	$306	$(2,416)	$(2,541)	$(11)	$(4,662)
Other comprehensive (loss) income before reclassifications	(279)	-	(119)	(76)	(474)
Amounts reclassified from accumulated other comprehensive income (loss)	-	-	-	-	-

Net current-period other comprehensive income (loss)	(279)	-	(119)	(76)	(474)

Balance as of March 31, 2014	$27	$(2,416)	$(2,660)	$(87)	$(5,136)

Note 19. Related Party

As noted in Note 3 Business Acquisitions, the Company is a party to a research and development venture with Comcast. The Company provides engineering services to the venture through a development services arrangement. Subject to agreement on annual statements of work, the venture is required to purchase from the Company, and ARRIS is required to provide to the venture, engineering services per year approximating between 20% and 30% of the approved venture budget. In addition, we are required to provide certain funding to the venture on an annual basis. Funding provided to the venture in the first quarter 2014 approximated $7.9 million.

As a result of the Acquisition, we acquired an investment in MPEG LA, L.L.C. (“MPEG”), which operates primarily as a patent pool licensing administrator for several patent pool programs. As such, MPEG identifies potential licensees, markets and completes licensing agreements and collects, allocates and distributes license royalties. The Company’s ownership percentage in MPEG is 8.4%, and is being accounted for as an equity method investment. The Company paid license fees to MPEG in the amount of $15.4 million in the first quarter 2014.

Note 20. Contingencies

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

Due to the nature of the Company’s business, it is subject to patent infringement claims, including current suits against it or one or more of its wholly-owned subsidiaries, or one or more of our customers who may seek indemnification from us, alleging infringement by various Company products and services. The Company believes that it has meritorious defenses to the allegation made in its pending cases and intends to vigorously defend these lawsuits; however, it is currently unable to determine the ultimate outcome of these or similar matters. Accordingly, with respect to these proceedings, we are currently unable to reasonably estimate the possible loss or range of possible losses. In addition, the Company is a defendant in various litigation matters generally arising out of the normal course of business. (See Part II, Item 1, “Legal Proceedings” for additional details)

Note 21. Subsequent Event

SeaWell Networks, Inc.

On April 17, 2014, the Company completed its acquisition of SeaWell Networks, Inc. (See Note 3 Business Acquisitions for additional details.)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

On April 17, 2013 we acquired the Motorola Home business from General Instrument Holdings, Inc., a subsidiary of Google, Inc. for $2.4 billion in cash and equity, subject to certain adjustments as provided for in the acquisition agreement (the “Acquisition”). For more detail, see Note 3 Business Acquisitions to Notes to our Consolidated Financial Statements. We more than doubled in size as a result of the Acquisition, which had significant effects on virtually every aspect of our business and operations and which make comparisons in this discussion to our historical results difficult.

In addition, we have revised our segment disclosures to reflect changes in operating responsibilities that occurred during the first quarter of 2014. For more detail, see Note 14 Segment Information to Notes to our Consolidated Financial Statements. Readers should consider the size and transformative nature of the Acquisition when reviewing this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Business and Financial Highlights

Business Highlights

•	Sequential revenue growth (2% from the fourth quarter of 2013)
•	Strong order backlog ($996 million at the end of the first quarter of 2014) resulting from:
o	Growing strength in demand for network expansions and video experience enhancements
o	Broad acceptance of ARRIS in home solutions and the E6000 CCAP platform
•	Anticipate continued growth in the second quarter of 2014
o	Robust demand for all products

CPE Segment

•	Segment sales up 4% as compared to fourth quarter 2013; direct contribution down 1% versus fourth quarter of 2013
—	Continued strong demand for next generation CPE solutions
—	Sales driven by digital video and broadband device shipments
—	First quarter of 2014 direct contribution of 21.5% of sales; quarter on quarter change due to mix of customer product shipments

Network and Cloud Segment

•	Sales down 3.5% as compared to fourth quarter of 2013; direct contribution down 15%
—	Solid quarter with shift in product mix
o	Outstanding demand for E6000 expected to continue throughout 2014
o	Reduction in sales of Video Systems, Professional Services, and Technical Support
—	Project based year-end upgrades and timing of annual service renewals
o	Consistent sales across remaining portfolio: Access and Transport, Assurance, Consumer Solutions

Financial Highlights

•

Sales in the first quarter of 2014 were $1,225.0 million as compared to $353.7 million in the same period in 2013. This increase is primarily the result of the Acquisition. Excluding the revenue impacts of Comcast’s investment in ARRIS, sales in the first quarter of 2013 were $366.8 million. (See non-GAAP reconciliation below)

•

Gross margin percentage was 28.3% in the first quarter of 2014, which compares to 30.7% in the first quarter of 2013. The year over year decline reflects the inclusion of the Motorola Home products, which in the aggregate have lower overall margins than the historic ARRIS products. Excluding the impact of Comcast’s investment in ARRIS, gross margin percentage was 33.2% for the first quarter of 2013. (See non-GAAP reconciliation below)

•

Total operating expenses (excluding restructuring charges, acquisition, integration and other costs and amortization of intangible assets) in the first quarter of 2014 were $233.3 million, as compared to $84.2 million in the same period last year.

•	Intangible amortization increased in the first quarter of 2014 from $7.6 million in 2013 to $64.0 million in 2014 as a result of the Acquisition.

•

We ended the first quarter of 2014 with $521.5 million of cash, cash equivalents, and short-term marketable security investments. We generated approximately $34.8 million of cash from operating activities in the first quarter of 2014.

•	We ended the first quarter of 2014 with outstanding debt of $1,731.0 million, the current portion of which is $53.3 million. We repaid $13.8 million of our Term Loans in the first quarter of 2014.

Non-GAAP Measures

As part of our ongoing review of financial information related to our business, we regularly use non-GAAP measures, in particular non-GAAP earnings per share, as we believe they provide a meaningful insight into our business and trends. We also believe that these non-GAAP measures provide readers of our financial statements with useful information and insight with respect to the results of our business. However, the presentation of non-GAAP information is not intended to be considered in isolation or as a substitute for results prepared in accordance with GAAP. Below are tables for the three months ended March 31, 2014 and 2013 which detail and reconcile GAAP and non-GAAP earnings per share:

(in thousands, except per share data)	For the Three Months Ended March 31, 2014

	Sales	Gross Margin	Operating Expense	Operating Income	Other (Income) Expense	Income Tax Expense (Benefit)	Net Income (Loss)

Amounts in accordance with GAAP	$1,225,017	$346,774	$308,788	37,986	$19,182	$(21,996)	$40,800
Acquisition accounting impacts related to deferred revenue	206	199	-	199	-	-	199
Stock compensation expense	-	1,275	(9,758)	11,033	-	-	11,033
Amortization of intangible assets	-	-	(64,001)	64,001	-	-	64,001
Acquisition costs, restructuring, and integration costs	-	-	(11,502)	11,502	-	-	11,502
Net tax items	-	-	-	-	-	58,850	(58,850)

Non-GAAP amounts	$1,225,223	$348,248	$223,527	$124,721	$19,182	$36,854	$68,685

GAAP net income per share - diluted							$0.28

Non-GAAP net income per share - diluted							$0.47

Weighted average common shares - basic							142,854

Weighted average common shares - diluted							147,152

(in thousands, except per share data)	For the Three Months Ended March 31, 2013

	Sales	Gross Margin	Operating Expense	Operating Income	Other (Income) Expense	Income Tax Expense (Benefit)	Net Income (Loss)

Amounts in accordance with GAAP	$353,650	$108,526	$99,010	9,516	$23,466	$700	$(14,650)
Reduction in revenue related to Comcast’s investment in ARRIS	13,182	13,182	-	13,182	-	-	13,182
Stock compensation expense	-	831	(5,913)	6,744	-	-	6,744
Amortization of intangible assets	-	-	(7,603)	7,603	-	-	7,603
Acquisition costs, restructuring, and integration costs	-	-	(7,199)	7,199	-	-	7,199
Credit facility - ticking fees	-	-	-	-	(388)	-	388
Mark-to-market FV adjustment related to Comcast’s investment in ARRIS	-	-	-	-	(19,348)	-	19,348
Non-cash interest expense	-	-		-	(3,244)	-	3,244
Adjustments of income tax valuation allowances and other discrete tax items	-	-	-	-	-	7,516	(7,516)
Tax related to items above	-	-	-	-	-	5,735	(5,735)

Non-GAAP amounts	$366,832	$122,539	$78,295	$44,244	$486	$13,951	$29,807

GAAP net loss per share - diluted							$(0.13	) (1)

Non-GAAP net income per share - diluted							$0.25

Weighted average common shares - basic							115,150

Weighted average common shares - diluted							119,022

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

Integration, Acquisition, Restructuring and Other Costs: We have excluded the effect of acquisition, integration, and other expenses and the effect of restructuring expenses in calculating our non-GAAP operating expenses and net income measures. We will incur significant expenses in connection with our recent acquisition of Motorola Home, which we generally would not otherwise incur in the periods presented as part of our continuing operations. Acquisition and integration expenses consist of transaction costs, costs for transitional employees, other acquired employee related costs, and integration related outside services. Restructuring expenses consist of employee severance, abandoned facilities, and other exit costs. Additionally, we have excluded the effect of a loss on the sale of a product line in calculating our non-GAAP operating expenses and net income measures. We believe it is useful to understand the effects of these items on our total operating expenses.

Credit Facility—Ticking Fees: In connection with our acquisition of Motorola Home, the cash portion of the consideration was in part funded through debt financing commitments. A ticking fee is a fee paid to our banks to compensate for the time lag between the commitment to make the loan and the actual funding. We have excluded the effect of the ticking fee in calculating our non-GAAP financial measures. We believe it is useful to understand the effect of these items in our other (income) expense.

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

Net Tax Items: We have excluded the tax effect of the non-GAAP items mentioned above. Additionally, we have excluded the effects of certain tax adjustments related to state valuation allowances, research and development tax credits and provision to return differences.

Comparison of Operations for the Three Months Ended March 31, 2014 and 2013

Net Sales

The table below sets forth our net sales for the three months ended March 31, 2014 and 2013, for each of our segments (in thousands):

	Net Sales
	Three Months Ended March 31,		Increase (Decrease) 2014 vs. 2013
	2014	2013	$	%

Business Segment:
CPE	$331,570	$180,267	$151,303	83.9%
N&C	893,601	186,565	707,036	379.0%
Other	(154)	(13,182)	13,028	98.8%

Total sales	$1,225,017	$353,650	$871,367	246.4%

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

The table below sets forth our domestic and international sales for the three months ended March 31, 2014 and 2013 (in thousands):

	Net Sales
	Three Months Ended March 31,		Increase (Decrease) 2014 vs. 2013
	2014	2013	$	%
Domestic	$910,648	$241,383	$669,265	277.3%
International
Americas, excluding U.S.	213,972	81,725	132,247	161.8%
Asia Pacific	32,952	10,172	22,780	223.9%
EMEA	67,445	20,370	47,075	231.1%

Total international	314,369	112,267	202,102	180.0%

Total sales	$1,225,017	$353,650	$871,367	246.4%

Customer Premises Equipment Net Sales 2014 vs. 2013

During the three months ended March 31, 2014, sales in the CPE segment increased $151.3 million, or approximately 83.9%, as compared to the same period in 2013. The increase is primarily attributable to the inclusion of sales associated with our acquisition of Motorola Home. The sales increase also reflects the introduction of new products, in particular the XG1 gateway in the second part of 2013.

Network and Cloud Net Sales 2014 vs. 2013

During the three months ended March 31, 2014, sales in the N&C segment increased $707.0 million, or approximately 379.0%, as compared to the same period in 2013. The increase in sales is primarily the result of the inclusion of sales associated with our acquisition of Motorola Home. The increase also reflects sales of our new CMTS platform, the E6000, which was introduced during 2013.

Gross Margin

The table below sets forth our gross margin for the three months ended March 31, 2014 and 2013 (in thousands, except percentages):

	Gross Margin
	Three Months Ended March 31,		Increase (Decrease) 2014 vs. 2013
	2014	2013	$	%

Gross margin dollars	$346,774	$108,526	$238,248	219.5%
Gross margin percentage	28.3%	30.7%		(2.4)

During the three months ended March 31, 2014, gross margin dollars increased and gross margin percentage decreased as compared to the same period in 2013. Increase in gross margin dollars is primarily the result of the inclusion of sales associated with our acquisition of Motorola Home. The decrease in gross margin percentage is the result of product mix. The historic gross margin of Motorola Home products is lower than the average of the historic ARRIS business. Also leading to the mix impact is the relative proportion of legacy Motorola Home sales and ARRIS sales; legacy Motorola Home sales are significantly higher.

In the first quarter of 2013, gross margin was adjusted for reduction in revenue and gross margin of $13.2 million related to Comcast’s investment in ARRIS.

Operating Expenses

The table below provides detail regarding our operating expenses (in thousands):

	Operating Expenses
	Three Months Ended March 31,		Increase (Decrease) 2014 vs. 2013
	2014	2013	$	%
Selling, general, and administrative	$99,132	$40,126	$59,006	147.1%
Research and development	134,153	44,082	90,071	204.3%
Integration, acquisition, restructuring & other	11,502	7,199	4,303	59.8%
Amortization of intangible assets	64,001	7,603	56,398	741.8%

Total	$308,788	$99,010	$209,778	211.9%

Selling, General, and Administrative, or SG&A Expenses

The quarter over quarter increase in SG&A expenses primarily reflect the inclusion of expenses associated with the Motorola Home acquisition. The increase was partially offset as a result of certain information technology and other costs, formerly allocated to SG&A, which have been reclassified effective January 1, 2014 to cost of sales and research and development as a result of the way we review the business. As a percentage of revenue, SG&A expenses declined 3.2%, with an expense-to-revenue ratio of 8.1% in 2014 as compared with 11.3% in 2013.

Research & Development, or R&D, Expenses

Included in our R&D expenses are costs directly associated with our development efforts (people, facilities, materials, etc.) and reasonable allocations of our information technology and corporate facility costs. R&D expenses for the first three months of 2014 increased as compared to the same period in 2013 due to the inclusion of expenses associated with the Motorola Home acquisition, as well as higher allocations of information technology and other costs. As a percentage of revenue, R&D expenses declined 1.5%, with an expense-to-revenue ratio of 11.0% in 2014 as compared with 12.5% in 2013.

Integration, Acquisition, Restructuring and Other Costs

During the three months ended March 31, 2014 and 2013, we recorded restructuring (recovery) charges of approximately $(379) thousand and $9 thousand, respectively. The recovery recorded in 2014 was related to change in estimate of previously recorded expenses and the charges in 2013 were related to facilities.

During the first quarter of 2014, we recorded acquisition-related expenses and integration expenses of $11.5 million. These expenses related to the acquisition of Motorola Home and consisted primarily of integration related outside services and legal fees.

Amortization of Intangibles

Our intangible amortization expense relates to finite-lived intangible assets acquired in business combinations or acquired individually. Intangibles amortization expense for the three months ended March 31, 2014 and 2013 was $64.0 million and $7.6 million, respectively. The increase is primarily due to intangible assets acquired in the Acquisition.

Other Expense (Income)

Interest Expense

Interest expense for the three months ended March 31, 2014 and 2013 was $16.6 million and $4.6 million respectively. Interest expense reflects the amortization of deferred finance fees, the debt discount for the term loans and interest paid on term loans and other debt obligations. For the quarter ended March 31, 2013, interest expense also included the non-cash interest component of our convertible subordinated notes which were fully redeemed during the fourth quarter of 2013.

Interest Income

Interest income during the three months ended March 31, 2014 and 2013 was $0.6 million and $0.8 million, respectively. The income reflects interest earned on cash, cash equivalents, short-term and long-term marketable security investments.

Loss (Gain) on Foreign Currency

During the three months ended March 31, 2014 and 2013, we recorded a foreign currency gain of approximately $(0.7) million and a loss of approximately $0.8 million, respectively. We have US dollar functional currency entities that bill certain international customers in their local currency. Additionally, certain intercompany transactions created in conjunction with the Motorola Home acquisition are denominated in foreign currencies and subject to revaluation. To mitigate the volatility related to fluctuations in the foreign exchange rates, we may enter into various foreign currency contracts. The loss (gain) on foreign currency is driven by the fluctuations in the foreign currency exchanges rates.

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

During the three months ended March 31, 2014 and 2013, we recorded net losses related to these investments of $1.7 million, and net gains of $(0.6) million, respectively.

Other Expense, net

Other expense, net for the three months ended March 31, 2014 and 2013 was $2.2 million and 19.4 million, respectively. In connection with Comcast’s agreement in January 2013 to invest in ARRIS upon the acquisition of Motorola Home, accounting guidance requires that, since the agreed-upon purchase price was less than the market price of the date of agreement, the resulting forward arrangement be marked to market for the difference in fair value at the end of the quarter. This resulted in a mark-to-market adjustment of $19.3 million and was recorded as Other Expense for the three months ended March 31, 2013.

Income Tax Expense

For the three months period ended March 31, 2014, we recorded income tax benefit of $22.0 million as compared to a tax expense of $0.7 million in the same period in 2013. The reduction in the income tax expense for the three month period ended March 31, 2014, compared to the three month period ended March 31, 2013, was primarily due to the change in earnings from continuing operations, as a result of the Motorola Home acquisition that occurred on April 17, 2013 and its related significant, infrequent and unusual book charges. Further benefits were recognized related to significant and unusual tax charges for a decrease in valuation allowances associated with net operating loss carryforwards, a change in state deferred tax rates due to the implementation of certain operational changes and a favorable release of uncertain tax positions from the resolution of the U.S. federal income tax audit for 2010.

For the three month period ended March 31, 2014, the Company recorded a pre-tax book loss of approximately $11.5 million relating to integration costs.

Financial Liquidity and Capital Resources

Overview

Following completion of the Motorola Home acquisition, one of our key strategies remains maintaining and improving our capital structure. The key metrics we focus on are summarized in the table below:

Liquidity & Capital Resources Data

	Three Months Ended March 31,
	2014	2013
	(in thousands, except DSO and turns)
Key Working Capital Items
Cash provided by operating activities	$34,848	$50,057
Cash, cash equivalents, and short-term investments	$521,525	$608,389
Long-term U.S. corporate & government agency bonds	$–	$22,893
Accounts receivable, net	$724,430	$206,236
Days Sales Outstanding (“DSOs”)	51	51
Inventory	$286,058	$126,530
Inventory turns	11.4	7.5

Key Financing Items
Convertible notes at face value	$–	$232,050
Term loans at face value	$1,738,813	$–
Cash used for debt repayment	$13,750	$–

Capital Expenditures	$12,924	$6,289

In managing our liquidity and capital structure, we have been and are focused on key goals, and we have and will continue in the future to implement actions to achieve them. They include:

•	Liquidity – ensure that we have sufficient cash resources or other short-term liquidity to manage day to day operations
•	Growth – implement a plan to ensure that we have adequate capital resources, or access thereto, fund internal growth and execute acquisitions.
•	Deleverage – reduce our debt obligation.

Accounts Receivable & Inventory

We use the number of times per year that inventory turns over (based upon sales for the most recent period, or turns) to evaluate inventory management, and days sales outstanding, or DSOs, to evaluate accounts receivable management.

Accounts receivable at the end of the first quarter of 2014 increased as compared to 2013, primarily as a result of the inclusion of sales associated with the Motorola Home products, which were not included in 2013. DSOs remained unchanged in 2014 as compared to 2013. Looking forward, it is possible that DSOs may increase dependent upon our customer mix and payment patterns, particularly if international sales increase as customers internationally typically have longer payment terms.

Inventory increased in 2014 as compared to 2013. The increase in inventory was primarily as a result of the Motorola Home acquisition. We acquired approximately $270.4 million of inventory upon closing of the Motorola Home transaction in April 2013. Inventory turns were 11.4 in 2014 as compared to 7.5 in the same period of 2013. The turns increased reflecting the additions of inventory from the Motorola Home acquisition. Motorola Home had high inventory turns on average.

Term Debt Repayments

In the first quarter of 2014, we repaid $13.8 million of our term debt.

Summary of Current Liquidity Position and Potential for Future Capital Raising

We believe our current liquidity position, where we have approximately $521.5 million of cash, cash equivalents, and short-term investments on hand as of March 31, 2014, together with approximately $247.5 million in availability under our new Revolving Credit Facility, together with the prospects for continued generation of cash from operations are adequate for our short- and medium-term business needs. Our cash, cash-equivalents and short-term investments as of March 31, 2014 include approximately $128.0 million held by foreign subsidiaries whose earnings we expect to reinvest indefinitely outside of the United States. We do not expect to need the cash generated by those foreign subsidiaries to fund our domestic operations. However, in the unforeseen event that we repatriate cash from those foreign subsidiaries, in excess of what is owed to the United States parent, we may be required to provide for and pay U.S. taxes on permanently repatriated funds.

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

Senior Secured Credit Facilities

In April 2013, we entered into senior secured credit facilities with Bank of America, N.A. and various other institutions, which are comprised of (i) a “Term Loan A Facility” of $1.1 billion, (ii) a “Term Loan B Facility” of $825 million and (iii) a “Revolving Credit Facility” of $250 million. The Term Loan A Facility and the Revolving Credit Facility have terms of five years. The Term Loan B Facility has a term of seven years. Interest rates on borrowings under the senior credit facilities are set forth in the table below. As of March 31, 2014, we had $1,738.8 million face value outstanding under the Term Loan A and Term Loan B Facilities, no borrowings under the Revolving Credit Facility and letters of credit totaling $2.5 million issued under the Revolving Credit Facility.

	Rate	As of March 31, 2014
Term Loan A	LIBOR + 2.00%	2.15%
Term Loan B	LIBOR(1) + 2.75%	3.50%
Revolving Credit Facility(2)	LIBOR + 2.00%	Not Applicable

(1)	Includes LIBOR floor of 0.75%
(2)	Includes unused commitment fee of 0.40% and letter of credit fee of 2.00% not reflected in interest rate above.

Borrowings under the senior secured credit facilities are secured by first priority liens on substantially all of our assets and certain of our present and future subsidiaries who are or become parties to, or guarantors under, the credit agreement governing the senior secured credit facilities (the “Credit Agreement”). The Credit Agreement contains usual and customary limitations on indebtedness, liens, restricted payments, acquisitions and asset sales in the form of affirmative, negative and financial covenants, which are customary for financings of this type, including the maintenance of a minimum consolidated interest coverage ratio of not less than 3.5:1 and a maximum consolidated net leverage ratio of 4.0:1 (which decreases to 3.5:1 throughout the next year. As of March 31, 2014, we were in compliance with all covenants under the Credit Agreement.

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

Commitments

Our contractual obligations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013. There has been no material change to our contractual obligations during the first three months of 2014.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Sources and Uses of Cash

The following table summarizes the net increases (decreases) in cash and equivalents for the key line items of our Consolidated Statements of Cash Flows for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2014	2013
Cash provided by (used in)
Operating activities	$34,848	$50,057
Investing activities	(30,827)	238,475
Financing activities	(5,752)	3,316

Net (decrease) increase in cash and cash equivalents	$(1,731)	$291,848

Operating Activities:

Below are the key line items affecting cash provided by operating activities (in thousands):

	For the Three Months Ended March 31,
	2014	2013
Net income (loss)	$40,800	$(14,650)
Adjustments to reconcile net income to cash provided by operating activities	80,603	45,568

Net income including adjustments	121,403	30,918
Increase in accounts receivable	(87,371)	(17,655)
Decrease in inventory	44,071	7,318
(Decrease) increase in accounts payable and accrued liabilities	(41,871)	28,014
All other – net	(1,384)	1,462

Cash provided by operating activities	$34,848	$50,057

Net income (loss), including adjustments, as per the table above, increased $90.5 million during the first three months of 2014 as compared to 2013 reflecting higher sales as discussed above.

Accounts receivable increased by $87.4 million during the first three months of 2014. These increases were primarily as a result of higher sales associated with acquisition of Motorola Home and payment patterns of our customers.

Inventory decreased by $44.1 million during the first three months of 2014, reflecting robust demand for certain products in the first quarter of 2014. It is possible that inventory may increase in the second quarter of 2014 to support demand levels.

Accounts payable and accrued liabilities decreased by $41.9 million. The change was due to a decrease in accounts payable due to the timing of payments and the payout of annual bonuses during the quarter which were partially offset by an increase in deferred revenue due to renewal of annual maintenance contracts.

All other accounts, net, includes the changes in other receivables, income taxes payable (recoverable), and prepaids. The other receivables represent amounts due from our contract manufacturers for material used in the assembly of our finished goods. The change in our income taxes recoverable account is a result of the timing of the actual estimated tax payments during the year as compared to the actual tax liability for the year. The net change during the first three months of 2014 was approximately $1.4 million.

Investing Activities:

Below are the key line items affecting investing activities (in thousands):

	For the Three Months Ended March 31,
	2014	2013
Purchases of property, plant and equipment	$(12,924)	$(6,289)
Proceeds from sales of property, plant and equipment	17	53
Purchases of investments	(29,095)	–
Sales of investments	11,175	244,711

Cash provided by (used in) investing activities	$(30,827)	$238,475

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

Financing Activities:

Below are the key line items affecting our financing activities (in thousands):

	For the Three Months Ended March 31,
	2014	2013
Payment of debt obligations	(13,750)	–
Excess income tax benefits from stock-based compensation plans	10,457	4,659
Repurchase of shares to satisfy employee minimum tax withholdings	(6,239)	(11,992)
Proceeds from issuance of common stock	3,780	10,649

Cash provided by (used in) financing activities	$(5,752)	$3,316

Payment of Debt Obligations – Represents the payment of the term loans under the senior secured credit facilities.

Excess Income Tax Benefits from Stock-Based Compensation Plans – This represents the cash that otherwise would have been paid for income taxes if increases in the value of equity instruments also had not been deductible in determining taxable income.

Repurchase of Shares to Satisfy Tax Withholdings – This represents the shares withheld to satisfy the minimum tax withholding when restricted stock vests.

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

We execute letters of credit and bank guarantees in favor of certain landlords and vendors to guarantee performance on contracts. Certain financial instruments require cash collateral, and these amounts are reported as restricted cash. As of March 31, 2014 and December 31, 2013, we had approximately $1.1 million outstanding of restricted cash.

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

We hold cost method investments in private companies. These investments are recorded at $15.5 million and $15.3 million as of March 31, 2014 and December 31, 2013, respectively. See Note 5 of Notes to the Consolidated Financial Statements for disclosures related to the fair value of our investments.

We have two rabbi trusts that are used as funding vehicles for various deferred compensation plans that were available to certain current and former officers and key executives. We also have deferred retirement salary plans, which were limited to certain current or former officers of business acquired in 2007. We hold investments to cover the liability.

ARRIS also funds its nonqualified defined benefit plan for certain executives in a rabbi trust.

Capital Expenditures

Capital expenditures are made at a level designed to support the strategic and operating needs of the business. ARRIS’ capital expenditures were $12.9 million in the first three months of 2014 as compared to $6.3 million in the first three months of 2013. Management expects to invest approximately $60.0 million in capital expenditures for the year 2014.

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

Our critical accounting policies and estimates are disclosed in our Form 10-K for the year ended December 31, 2013, as filed with the SEC. Our critical accounting estimates have not changed in any material respect during the three months ended March 31, 2014.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLSOURES ABOUT MARKET RISK

There have been no material changes with respect to the information appearing in Part II, Item 7A., “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

On April 17, 2013, we completed the acquisition of the Motorola Home business. See Note 3 Business Acquisitions of the Notes to the Consolidated Financial Statements for additional information. Total assets of the Motorola Home business represented approximately 89% of our consolidated total assets as of December 31, 2013, and net sales related to the Motorola Home business represented approximately 59% of our consolidated net sales for the fiscal year ended December 31, 2013. From the completion of the acquisition through December 31, 2013, under a transitional services agreement, the Seller continued to provide a substantial portion of the accounting and other reporting functions with respect to the acquired business. Effective January 1, 2014, we assumed direct control of a majority of these functions with respect to the acquired business, although we continued to use the seller’s systems. We expect to transition the accounting and related functions for the acquired business to our systems in the second quarter of 2014, and we will continue to review the impact of any future changes to our internal controls over financial reporting as we migrate from the seller’s systems to our systems.

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

Bear Creek Technologies v. MSOs, C.A. 2:11-cv-00103, District of Delaware. In February 2011, Bear Creek sued MSOs, Telcos and other VoIP service providers for infringement of US Patent No. 7,889,722, relating to EMTAs. Certain of our customers have requested that we provide indemnification. The complaint requests unspecified damages for past infringement and injunction against future infringement. To date, no evidence of damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify the MSOs and/or pay damages for utilizing certain technology.

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

Constellation Technologies v. Time Warner Cable (TWC), 2:13-cv-01079, U.S. District Court, Eastern District of Texas; and ARRIS v. Constellation Technologies and Rockstar Consortium, 14-cv-00114 (UNA), U.S. District Court, District of Delaware. On December 11, 2013, Constellation Technologies sued TWC alleging infringement of six US patents acquired from Nortel through Rockstar Consortium. The complaint alleges unspecified damages for past infringement. On January 30, 2014 ARRIS filed suit against Constellation Technologies and Rockstar Consortium alleging that the Nortel patent portfolio is the subject of a previous license to ARRIS, that the licensing tactics amount to unfair competition, as well as non-infringement and invalidity of eight U.S. patents 5,471,474; 5,761,197; 6,128,298; 6,128,649; 6,130,893; 6,321,253; 7,154,879; and 8,464,299 formerly part of the Nortel portfolio. Several MSOs have asked ARRIS (and other suppliers) to indemnify them. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify one or more of the MSOs and/or pay damages for utilizing certain technology.

Custom Media Technologies v. MSOs, C.A. 13-cv-01425, District of Delaware. On August 15, 2013, Custom Media Technologies LLC filed a claim against several MSOs alleging infringement of US Patent No. 6,269,275. The complaint requests damages for past and future infringement. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify one or more MSOs and/or pay damages for utilizing certain technology.

Digital CBT v. AT&T, C.A. 12-cv-06421, Central District of California. On March 22, 2012, Digital CBT filed suit against AT&T alleging infringement of US Patent No. 5,805,173. The complaint requests an injunction and unspecified damages for infringement and injunction against future infringement. On December 13, 2013 the Court ruled in favor of AT&T on non-infringement, a ruling that Digital CBT has appealed. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify AT&T and/or pay damages for utilizing certain technology.

Dragon Intellectual Property v. MSOs, C.A. 13-cv-02069; 13-cv-02063, etc., District of Delaware (RGA). Dragon IP filed suit against several MSOs alleging infringement of US Patent No. 5,930,444. The complaint requests unspecified damages for infringement and injunction against future infringement. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify the MSOs and/or pay damages for utilizing certain technology.

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

KTech Telecommunications Inc. v. TWC, C.A. 2:11-cv-09373, Central District of California. On November 9, 2011, KTech Telecommunications filed suit against Time Warner Cable alleging infringement of U.S. Patent Nos. 6,785,903, 7,487,533, 7,761,893, and 7,984,469. The complaint requests unspecified damages for past infringement and injunction against future infringement. To date, no evidence of damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify Time Warner Cable and/or pay damages for utilizing certain technology.

MediaTube et al v. Bell Canada et al, C.A. T-705-13, Canadian Federal Court. On April 23, 2013, MediaTube Corp. filed a claim against Bell Canada entities alleging infringement of a Canadian patent. The complaint requests damages for past and future infringement. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify Bell Canada and/or pay damages for utilizing certain technology.

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

Sprint Communications v. MSOs, C.A. 11-cv-2686, District of Kansas. On December 19, 2011, Sprint filed suit against several MSOs alleging infringement of several patents alleged to cover various aspects of voice services. The complaint requests unspecified damages for past infringement and injunction against future infringement. To date, no evidence of damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify the MSOs and/or pay damages for utilizing certain technology.

Steelhead Licensing v. Comcast, C.A. 13-cv-02076, District of Delaware (RGA). Stealhead filed suit against Comcast alleging infringement of US Patent No. 8,082,318. The complaint requests unspecified damages for infringement and injunction against future infringement. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify Comcast and/or pay damages for utilizing certain technology.

TransVideo Electronics v. TWC, C.A. 12-cv-01740, District of Delaware (RGA). TransVideo filed suit against TWC alleging infringement of US Patent Nos. 5,594,936 and 5,991,801. The complaint requests unspecified damages for infringement and injunction against future infringement. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify TWC and/or pay damages for utilizing certain technology.

Two Way Media v. Bell Canada et al, C.A. T-809-14, Canadian Federal Court. On April 2, 2014, Two Way Media filed a claim against Bell Canada entities alleging infringement of a Canadian patent. The complaint requests damages for past and future infringement. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify Bell Canada and/or pay damages for utilizing certain technology.

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

US Ethernet Innovations v. AT&T, C.A. 10-cv-05254, Northern District of California. On November 19, 2010, US Ethernet Innovations filed suit against a multitude of parties alleging infringement of four U.S. patents, for which we believe ARRIS is indemnified by another supplier. The complaint requests unspecified damages for infringement and injunction against future infringement. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify AT&T.

Wireless Handover OY v. AT&T, C.A. 13-cv-00507, Northern District of Texas. On January 31, 2013, Wireless Handover filed suit against AT&T alleging infringement of U.S. Patent No. 7,953,407. The complaint requests unspecified damages for infringement and injunction against future infringement. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify AT&T.

In the acquisition agreement entered into in connection with the acquisition of the Motorola Home business, a subsidiary of Google (which Google recently has agreed to sell to Lenovo) agreed to indemnify, defend and hold harmless ARRIS and various related parties with respect to, among other things, any losses suffered by ARRIS as a result of a court order involving, or the settlement of, certain agreed-upon litigation, including the five lawsuits described above that reference this indemnification obligation. There are various limitations upon this obligation, the most significant of which is that ARRIS was responsible for 50% of the first $50.0 million (i.e., $25.0 million) of losses attributable to past infringements as well as 50% of the first $50.0 million (i.e., $25.0 million) of future royalty payments and the costs of devising and implementing redesigns intended to avoid infringement. As a result of the settlement of Motorola Mobility’s litigation with TiVo in the third quarter of 2013, these particular obligations for contribution by ARRIS have been exhausted and ARRIS has made the payments for which it is responsible.

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

The markets in which we participate are dynamic, highly competitive and require companies to react quickly and capitalize on change. We must retain skilled and experienced personnel, as well as deploy substantial resources to meet the changing demands of the industry and must be nimble to be able to capitalize on change. We compete with international, national and regional manufacturers, distributors and wholesalers including some companies that are larger than we are. We list our major competitors in Part I, Item 1, “Business” of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

The process of combining operations could cause an interruption of, or loss of momentum in, our business and the possible loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with the acquisition and the integration of the two companies’ operations could have an adverse effect on the business, results of operations, financial condition or prospects of the combined company after the acquisition. In addition, we may experience unexpected difficulties and/or delays in combining Motorola Home systems with ours (which we expect to complete in 2014), including the subsequent testing related to applicable internal controls, or the discovery of material weaknesses with such internal controls, in a timely fashion which could have an adverse effect on our operations.

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

For the three months ended March 31, 2014, sales to our four largest customers (including their affiliates, as applicable) accounted for approximately 16.6% , 13.0%, 11.2% and 11.0%, respectively. While we have seen greater overall customer diversification as a result of the Motorola Home acquisition, sales to several customers have also significantly increased. The loss of one of our large customers, or a significant reduction in the products or services provided to any of them would have a material adverse impact on our business. For many of these customers, we also are one of their largest suppliers. As a result, if from time-to-time customers elect to purchase products from our competitors in order to diversify their supplier base and to dual-source key products or to curtail purchasing due to budgetary or market conditions, such decisions could have material consequences to our business. In addition, because of the magnitude of our sales to these customers the terms and timing of our sales are heavily negotiated, and even minor changes can have a significant impact upon our business.

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

As of March 31, 2014, we had approximately $1.7 billion in total indebtedness. In addition, we have a $247.5 million available under our revolving line of credit to support our working capital needs. Our debt service obligations with respect to this increased indebtedness could have an adverse impact on our earnings and cash flows for as long as the indebtedness is outstanding.

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

Our financial statements reflect substantial goodwill and intangible assets, approximately $940.1 million and $1,114.2 million, respectively, as of March 31, 2014, that was recognized in connection with acquisitions including the Motorola Home acquisition.

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

While no goodwill or intangible asset impairments were recorded in 2012 and 2013, as the ongoing expected cash flows and carrying amounts of our remaining goodwill and intangible assets are assessed, changes in the economic conditions, changes to our business strategy, changes in operating performance or other indicators of impairment could cause us to realize impairment charges in the future. For additional information, see the discussion under “Critical Accounting Policies” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Many components, subassemblies and modules necessary for the manufacture or integration of our products are obtained from a sole supplier or a limited group of suppliers. Our reliance on sole or limited suppliers, particularly foreign suppliers, and our reliance on subcontractors involves several risks including a potential inability to obtain an adequate supply of required components, subassemblies or modules and reduced control over pricing, quality and timely delivery of components, subassemblies or modules. An inability to obtain adequate deliveries or any other circumstance that would require us to seek alternative sources of supply could affect our ability to ship products on a timely basis. Any inability to reliably ship our products on time could damage relationships with current and prospective customers and harm our business. Our ability to ship could be impacted by country laws and/or union labor disruptions.

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

We are subject to recently adopted SEC disclosure obligations relating to its use of so-called “conflict minerals”—columbite-tantalite, cassiterite (tin), wolframite (tungsten) and gold. These minerals are present in a significant number of our products. The first reports under the disclosure obligations are due to be filed with the SEC not later than May 2014 and cover the Company’s activities during 2013.

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

Dated: May 12, 2014