Form 10-Q
period 2014-06-30
ARRIS GROUP INC
filed 2014-08-08
CIK 1141107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

For the quarter ended June 30, 2014

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

As of July 31, 2014, 144,743,264 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

ARRIS GROUP, INC.

FORM 10-Q

For the Three and Six Months Ended June 30, 2014

PART I. FINANCIAL INFORMATION,

Item 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARRIS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data) (unaudited)

	June 30,	December 31,
	2014	2013 (1)
ASSETS
Current Assets:
Cash and cash equivalents	$483,277	$442,438
Short-term investments, at fair value	68,586	67,360

Total cash, cash equivalents and short-term investments	551,863	509,798
Restricted cash	1,096	1,079
Accounts receivable (net of allowances for doubtful accounts of $2,255 in 2014 and $1,887 in 2013)	738,008	637,059
Other receivables	14,610	8,366
Inventories (net of reserves of $47,325 in 2014 and $42,408 in 2013)	297,848	330,129
Prepaid income taxes	32,802	13,034
Prepaids	33,715	61,482
Current deferred income taxes	79,070	77,167
Other current assets	57,588	39,930

Total Current Assets	1,806,600	1,678,044
Property, plant and equipment (net of accumulated depreciation of $234,534 in 2014 and $194,830 in 2013)	376,509	396,152
Goodwill	944,115	940,402
Intangible assets (net of accumulated amortization of $549,879 in 2014 and $427,143 in 2013)	1,057,557	1,176,192
Investments	68,852	71,176
Noncurrent deferred income taxes	20,468	7,678
Other assets	56,719	52,363

	$4,330,820	$4,322,007

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$701,293	$662,919
Accrued compensation, benefits and related taxes	101,644	116,262
Accrued warranty	54,546	48,755
Deferred revenue	114,489	69,071
Current portion of long-term debt	60,171	53,254
Current income taxes liability	19,672	3,068
Other accrued liabilities	127,335	141,698

Total Current Liabilities	1,179,150	1,095,027
Long-term debt, net of current portion	1,507,796	1,691,034
Accrued pension	59,552	58,657
Noncurrent income tax liability	22,597	21,048
Noncurrent deferred income taxes	74,297	74,791
Other noncurrent liabilities	68,512	62,463

Total Liabilities	2,911,904	3,003,020

Stockholders’ Equity:
Preferred stock, par value $1.00 per share, 5.0 million shares authorized; none issued and outstanding	-	-
Common stock, par value $0.01 per share, 320.0 million shares authorized; 144.3 million and 142.1 million shares outstanding in 2014 and 2013, respectively	1,795	1,766
Capital in excess of par value	1,710,845	1,688,782
Treasury stock at cost, 34.2 million shares in 2014 and 2013	(306,330)	(306,330)
Retained earnings (deficit)	19,255	(60,569)
Unrealized gain on marketable securities (net of accumulated tax effect of $64 in 2014 and $154 in 2013)	150	306
Unfunded pension liability (net of accumulated tax effect of $981 in 2014 and 2013)	(2,416)	(2,416)
Unrealized loss on derivative instruments (net of accumulated tax effect of $2,599 in 2014 and $1,467 in 2013)	(4,503)	(2,541)
Cumulative translation adjustments	120	(11)

Total Stockholders’ Equity	1,418,916	1,318,987

	$4,330,820	$4,322,007

(1)	Certain amounts for December 31, 2013 have been recast to reflect results for business acquisitions.

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013 (1)	2014	2013 (1)
Net sales	$1,429,071	$1,000,362	$2,654,088	$1,354,012
Cost of sales	1,009,659	769,405	1,887,901	1,014,529

Gross margin	419,412	230,957	766,187	339,483

Operating expenses:
Selling, general and administrative expenses	112,362	87,899	211,494	128,025
Research and development expenses	144,121	123,557	278,274	167,639
Amortization of intangible assets	58,735	55,914	122,736	63,517
Integration, acquisition, restructuring and other costs	12,518	51,649	24,020	58,848

Total operating expenses	327,736	319,019	636,524	418,029

Operating income (loss)	91,676	(88,062)	129,663	(78,546)
Other expense (income):
Interest expense	18,225	18,612	34,823	23,243
Loss (gain) on investments	3,236	(729)	4,911	(1,293)
Interest income	(701)	(640)	(1,284)	(1,478)
Loss on foreign currency	1,332	206	653	1,027
Other expense (income), net	4,422	(7,735)	6,594	11,681

Income (loss) before income taxes	65,162	(97,776)	83,966	(111,726)
Income tax expense (benefit)	26,138	(49,313)	4,142	(48,613)

Net income (loss)	$39,024	$(48,463)	$79,824	$(63,113)

Net income (loss) per common share:
Basic	$0.27	$(0.36)	$0.56	$(0.51)

Diluted	$0.26	$(0.36)	$0.54	$(0.51)

Weighted average common shares:
Basic	144,415	134,626	143,637	124,940

Diluted	148,063	134,626	147,610	124,940

(1)	Certain amounts for the three and six months ended June 30, 2013 have been recast to reflect results for business acquisitions.

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013(1)	2014	2013(1)
Net income (loss)	$39,024	$(48,463)	$79,824	$(63,113)
Unrealized gain (loss) on marketable securities, net of (expense) benefit of $(12) and $137 for the three months ended June 30, 2014 and 2013, and $90 and $103 for the six months ended June 30, 2014 and 2013, respectively	123	(273)	(156)	(225)
Unrealized loss on derivative instruments, net of tax of $1,176 and $0 for the three months ended June 30, 2014 and 2013, and $1,132 and $0 for the six months ended June 30, 2014 and 2013, respectively	(1,843)	-	(1,962)	-
Cumulative translation adjustment	207	487	131	487

Comprehensive income (loss), net of tax	$37,511	$(48,249)	$77,837	$(62,851)

(1)	Certain amounts for the three and six months ended June 30, 2013 have been recast to reflect results for business acquisitions.

See accompanying notes to the condensed consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (unaudited)

	Six Months Ended June 30,
	2014	2013 (1)
Operating activities:
Net income (loss)	$79,824	$(63,113)
Depreciation	39,675	22,519
Amortization of intangible assets	122,736	63,517
Stock compensation expense	26,317	13,924
Deferred income tax benefit	(14,029)	(41,199)
Amortization of deferred finance fees and debt discount	7,194	2,237
Provision for doubtful accounts	1,244	–
Loss (gain) on investments	4,911	(1,293)
Revenue reduction related to Comcast’s investment in ARRIS	–	13,182
Mark-to-market fair value adjustment related to Comcast’s investment in ARRIS	–	13,189
Loss (gain) on disposal and write down of fixed assets	3,186	(38)
Excess income tax benefits from stock-based compensation plans	(11,325)	(5,770)
Non-cash interest expense	–	6,552
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(101,029)	(16,514)
Other receivables	(8,047)	(7,127)
Inventories	32,281	92,632
Accounts payable and accrued liabilities	62,295	251,299
Prepaids and other, net	9,923	12

Net cash provided by operating activities	255,156	344,009

Investing activities:
Purchases of property, plant and equipment	(26,292)	(21,402)
Purchases of investments	(31,015)	(58,021)
Sales of investments	24,681	358,021
Acquisitions, net of cash acquired	84	(2,159,762)
Proceeds from sales of property, plant and equipment	19	90

Net cash used in investing activities	(32,523)	(1,881,074)

Financing activities:
Excess income tax benefits from stock-based compensation plans	11,325	5,770
Repurchase of shares to satisfy employee minimum tax withholdings	(22,412)	(12,407)
Proceeds from issuance of common stock	11,446	165,453
Proceeds from issuance of debt	–	1,925,000
Payment of debt obligations	(182,153)	(15,813)
Cash paid for debt discount	–	(9,853)
Early redemption of convertible notes	–	(79)
Deferred financing costs paid	–	(42,207)

Net cash (used in) provided by by financing activities	(181,794)	2,015,864

Net increase in cash and cash equivalents	40,839	478,799
Cash and cash equivalents at beginning of period	442,438	131,703

Cash and cash equivalents at end of period	$483,277	$610,502

(1)	Certain amounts for the six months ended June 30, 2013 have been recast to reflect results for business acquisitions.

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

In connection with the acquisition of Motorola Home, the consolidated financial statements as of June 30, 2013 and for the three months then ended have been recast to include retrospective acquisition accounting and other adjustments. The following tables present the effect on the Company’s affected financial statement line items for the period ended June 30, 2013 and three months ended June 30, 2013 (in thousands):

	As Originally Reported	As Adjusted	Increase (Decrease)
Balance Sheet:
Inventories, net	$320,778	$311,608	$(9,170)
Current deferred income tax assets	127,225	132,113	4,888
Other current assets	283,491	281,987	(1,504)
Property, plant and equipment	404,157	393,594	(10,563)
Goodwill	807,142	943,316	136,174
Intangible assets	1,372,196	1,270,211	(101,985)
Investments	78,733	95,551	16,818
Noncurrent deferred income tax assets	12,340	6,368	(5,972)
Other assets	55,476	54,847	(629)
Accrued compensation, benefits and related taxes	88,382	88,494	112
Accrued warranty	40,206	57,532	17,326
Current income taxes liability	8,887	6,528	(2,359)
Other accrued liabilities	498,788	549,995	51,207
Accrued pension	60,216	64,263	4,047
Noncurrent deferred income tax liabilities	190,176	146,086	(44,090)
Accumulated deficit	(76,736)	(74,922)	1,814

	As Originally Reported	As Adjusted	Increase (Decrease)
Statements of Operations:
Depreciation expense	$15,609	$16,011	$402
Amortization expense	58,130	55,914	(2,216)

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

Note 2. Recent Accounting Pronouncements

Adoption of New Accounting Standards — In July 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update which provides that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. This update was adopted by ARRIS beginning in the first quarter of 2014. The adoption of this guidance did not have a material impact on its consolidated financial position and results of operations.

Accounting Standards Issued But Not Yet Effective – In April 2014, the FASB issued accounting standards update that change the requirements for reporting discontinued operations. A discontinued operation may include a component of an entity or a group of components of an entity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results and when the component or group of components meets the criteria to be classified as held for sale, is disposed of by sale or is disposed of by other than by sale. This update is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014, with earlier adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In May 2014, the FASB issued an Accounting Standards Update, Revenue from Contracts with Customers. The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with earlier adoption not permitted. It can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently assessing the potential impact of this update on its consolidated financial statements.

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

During the first quarter of 2014, the Company completed the accounting for the aforementioned business combination.

Acquisition of SeaWell Networks, Inc.

On April 17, 2014, a wholly owned subsidiary of the Company acquired all of the issued and outstanding shares of SeaWell Networks, Inc. (“SeaWell”), a corporation organized under the laws of Canada, which is located in Mississauga, Ontario. Initial consideration for the acquisition was $5.9 million (net of assumed cash, and additional contingent consideration of up to $3.0 million could be paid based upon achievement of certain financial targets, over 30 months from the date of acquisition.

Goodwill in the amount of $4.4 million was preliminarily recognized for this acquisition and is calculated as the excess of consideration transferred over the net assets recognized and represents future economic benefits arising from assets acquired that could not be individually identified and separately recognized such as assembled workforce. The goodwill is not deductible for tax purposes. The Company also identified certain customer, marketing and technology related intangible assets which have been preliminarily valued at $2.0 million, with estimated useful lives ranging from 5 to 10 years.

This acquisition is expected to further enhance the Company’s IP video delivery capabilities, by integrating SeaWell’s adaptive bit rate streaming technologies and talent into its Network & Cloud business.

The Consolidated Financial Statements include the operating results of the business combination from the date of acquisition. The effects of the acquisitions, individually and in the aggregate, were not material to the Company’s financial results.

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

As of June 30, 2014, the Company has recorded goodwill of $944.1 million. The Company has recast goodwill as of December 31, 2013 to appropriately reflect the goodwill arising from the Acquisition.

The changes in the carrying amount of goodwill for the year to date period ended June 30, 2014 are as follows (in thousands):

	CPE	Network Infrastructure	Cloud Services	Total
Goodwill	688,658	497,741	132,659	1,319,058
Accumulated impairment losses	–	(257,053)	(121,603)	(378,656)

Balance as of December 31, 2013	$688,658	$240,688	$11,056	$940,402
Goodwill acquired	–	4,448	–	4,448
Other	–	(735)	–	(735)

Goodwill	688,658	501,454	132,659	1,322,771
Accumulated impairment losses	–	(257,053)	(121,603)	(378,656)

Balance as of June 30, 2014	$688,658	$244,401	$11,056	$944,115

Intangibles

The Company’s intangible assets have an amortization period of six months to ten years. The gross carrying amount and accumulated amortization of the Company’s intangible assets as of June 30, 2014 and December 31, 2013 are as follows (in thousands):

	June 30, 2014				December 31, 2013
	Gross Amount	Accumulated Amortization	Net Book Value	Weighted Average Remaining Life (Years)	Gross Amount	Accumulated Amortization	Net Book Value	Weighted Average Remaining Life (Years)
Customer relationships	$904,065	$316,380	$587,685	6.5	$903,409	$266,323	$637,086	7.0
Developed technology, patents & licenses	629,184	175,654	453,530	4.5	563,326	120,679	442,647	5.0
Trademark, trade and domain names	21,087	13,245	7,842	1.2	20,900	8,549	12,351	1.5
Order backlog	44,600	44,600	–	–	44,600	31,592	13,008	0.3
In-process R&D	8,500	–	8,500	–	71,100	–	71,100	–

Total	$1,607,436	$549,879	$1,057,557		$1,603,335	$427,143	$1,176,192

Amortization expense is reported in the Consolidated Statements of Operations within operating expenses under the caption “Amortization of intangible assets.” The estimated total amortization expense for finite-lived intangibles for each of the next five fiscal years is as follows (in thousands):

2014 (for the remaining six months)	$113,776
2015	220,176
2016	189,447
2017	172,513
2018	121,821
2019	99,505
Thereafter	140,319

Amounts reflected in the above table exclude $8.5 million of amortization that would be incurred upon successful completion of in-process research and development projects.

Note 5. Investments

ARRIS’ investments as of June 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	As of June 30, 2014	As of December 31, 2013
Current Assets:
Available-for-sale securities	$68,586	$67,360

Noncurrent Assets:
Available-for-sale securities	3,781	7,004
Equity method investments	26,126	23,803
Cost method investments	12,661	15,250
Other investments	26,284	25,119

	68,852	71,176

Total	$137,438	$138,536

Available-for-sale securities - ARRIS’ investments in debt and marketable equity securities are categorized as available-for-sale and are carried at fair value. The Company currently does not hold any held-to-maturity securities. Realized gains and losses on available-for-sale securities are included in net income. Unrealized gains and losses on available-for-sale securities are included in the Consolidated Balance Sheets as a component of accumulated other comprehensive income (loss). The total losses included in the accumulated other comprehensive income related to available-for-sale securities were $150 thousand and $306 thousand, net of tax, as of June 30, 2014 and December 31, 2013, respectively. Realized and unrealized gains and losses in total and by individual investment as of June 30, 2014 and December 31, 2013 were not material. The amortized cost basis of the Company’s investments approximates fair value.

The contractual maturities of the Company’s available-for-sale securities as of June 30, 2014 are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties. The amortized cost basis of the Company’s investments approximates fair value (in thousands):

June 30, 2014
Within one year	$68,586
After one year through five years	26
After five years through ten years	–
After ten years	3,755

Total	72,367

Equity method investments – In connection with the Acquisition, ARRIS acquired certain investments in limited liability companies and partnerships that are accounted for using the equity method as the Company has significant influence over operating and financial policies of the investee companies. These investments are recorded at $26.1 million and $23.8 million as of June 30, 2014 and December 31, 2013, respectively. The carrying amount of equity method investments is adjusted for the Company’s proportionate share of net earnings or losses adjusted for any basis differences of the investees, or dividends received. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount of such investments may not be recoverable. An equity method investment is written down to fair value if there is evidence of a loss in value which is other than temporary.

Cost method investments – ARRIS holds cost method investments in private companies. These investments are recorded at $12.7 million and $15.3 million as of June 30, 2014 and December 31, 2013, respectively. Due to the fact the investments are in private companies, ARRIS is exempt from estimating the fair value on an interim and annual basis. It is not practical to estimate the fair value since the quoted market price is not available. Furthermore, the cost of obtaining an independent valuation appears excessive considering the materiality of the investments to the Company. However, ARRIS is required to estimate the fair value if there has been an identifiable event or change in circumstance that may have a significant adverse effect on the fair value of the investment.

Other investments – At June 30, 2014 and December 31, 2013, ARRIS held $26.3 million and $25.1 million, respectively, in certain life insurance contracts. This investment is classified as non-current investments in the Consolidated Balance Sheet. The Company determined the fair value to be the amount that could be realized under the insurance contract as of each reporting period. The changes in the fair value of these contracts are included in net income.

Investment Other-Than-Temporary Impairments – During the second quarter of 2014, the Company performed an evaluation of its investments for any other-than-temporary impairment, by reviewing the current revenues, bookings and long-term plan of the private companies. ARRIS concluded that one private company had indicators of impairment, and that its fair value had declined. This resulted in other-than-temporary impairment charges of $3.0 million during the quarter ended June 30, 2014. ARRIS concluded that no other-than-temporary impairment losses existed as of December 31, 2013. In making this determination, ARRIS evaluates its investments for any other-than-temporary impairment on a quarterly basis considering all available evidence, including changes in general market conditions, specific industry and individual entity data, the financial condition and the near-term prospects of the entity issuing the security, and the Company’s ability and intent to hold the investment until recovery.

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

The following table presents the Company’s investment assets (excluding equity and cost method investments) and derivatives measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014
	Level 1	Level 2	Level 3	Total
Certificates of deposit	$–	$4,706	$–	$4,706
Commercial paper	–	2,999	–	2,999
Corporate bonds	–	31,196	–	31,196
Short-term bond fund	29,711	—	–	29,711
Cash surrender value of company owned life insurance	–	26,284	–	26,284
Corporate obligations	–	20	–	20
Money markets	214	–	–	214
Mutual funds	200	–	–	200
Other investments	–	3,321	–	3,321
Interest rate derivatives – asset derivatives	–	159	–	159
Interest rate derivatives – liability derivatives	–	(7,261)	–	(7,261)

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Certificates of deposit	$–	$3,814	$–	$3,814
Commercial paper	–	2,994	–	2,994
Corporate bonds	–	34,591	–	34,591
Short-term bond fund	29,565	—	–	29,565
Cash surrender value of company owned life insurance	–	25,119	–	25,119
Corporate obligations	–	18	–	18
Money markets	212	–	–	212
Mutual funds	184	–	–	184
Other investments	–	2,986	–	2,986
Interest rate derivatives – asset derivatives	–	3,011	–	3,011
Interest rate derivatives – liability derivatives	–	(7,018)	–	(7,018)

All of the Company’s short-term and long-term investments at June 30, 2014 and December 31, 2013 are classified within Level 1 or Level 2 of the fair value hierarchy as they are valued using quoted market prices, market prices for similar securities, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include the Company’s investment in money market funds, mutual funds, government agency bonds and municipal bonds. Such instruments are generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on other observable inputs include the Company’s cash surrender value of company owned life insurance, corporate obligations and bonds, commercial paper and certificates of deposit. Such instruments are classified within Level 2 of the fair value hierarchy.

The Company believes the face value of the debt as of June 30, 2014 approximated the fair value based on recent market conditions, prevailing interest rates, and other Company specific factors. The Company has classified the debt as Level 2 item within the fair value hierarchy.

Note 7. Derivative Instruments and Hedging Activities

ARRIS recognizes all derivative financial instruments as assets or liabilities in the Consolidated Balance Sheets at fair value. In April 2013, ARRIS entered into senior secured credit facilities having variable interest rates with Bank of America, N.A. and various other institutions, which are comprised of (i) a “Term Loan A Facility” of $1.1 billion, (ii) a “Term Loan B Facility” of $825 million and (iii) a “Revolving Credit Facility” of $250 million. In July 2013, ARRIS entered into six $100 million interest rate swap arrangements, which effectively converted $600 million of the Company’s variable-rate debt based on one-month LIBOR to an aggregate fixed rate of approximately 3.40% as of June 30, 2014. This fixed rate could vary up by 50 basis points or down by 25 basis points based on future changes to the Company’s net leverage ratio. Each of these swaps matures on December 29, 2017. ARRIS has designated these swaps as cash flow hedges, and the objective of these hedges is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2013, such derivatives were used to hedge the variable cash flows associated with debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2014, the Company did not have expenses related to hedge ineffectiveness in earnings.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Over the next 12 months, the Company estimates that an additional $7.3 million may be reclassified as an increase to interest expense.

The table below presents the pre-tax impact of the Company’s derivative financial instruments had on the Accumulated Other Comprehensive Income and Statement of Operations for the three and six months ended June 30, 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2014	2013	2014	2013
Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	$(4,864)	$–	$(6,836)	$–
Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Interest expense	–	Interest expense	–
Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	(1,889)	–	(3,742)	–

Credit-risk-related Contingent Features

ARRIS has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of June 30, 2014, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $7.3 million. As of June 30, 2014, the Company has not posted any collateral related to these agreements nor has it required any of its counterparties to post collateral related to these or any other agreements.

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

The fair values of ARRIS’ derivative instruments recorded in the Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013 were as follows (in thousands):

	As of June 30, 2014		As of December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate derivatives – asset derivatives	Other assets	$159	Other assets	$3,011

Interest rate derivatives – liability derivatives	Other accrued liabilities	$7,261	Other accrued liabilities	$7,018

The assets and liabilities for the interest rate derivatives were considered as Level 2 under the fair value hierarchy.

The change in the fair values of ARRIS’ derivative instruments recorded in the Consolidated Statements of Operations during the three and six months ended June 30, 2014 and 2013 were as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Statement of Operations Location	2014	2013	2014	2013
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Loss (gain) on foreign currency	$–	$384	$–	$428

Derivatives Designated as Hedging Instruments:
Interest rates derivatives	Interest expense	$1,889	$–	$3,742	$–

Note 8. Pension Benefits

Components of Net Periodic Pension Cost (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2014	2013	2014	2013
Service cost	$–	$266	$–	$327
Interest cost	446	531	892	918
Expected gain on plan assets	(219)	(252)	(438)	(471)
Amortization of net loss	76	319	152	473

Net periodic pension cost	$303	$864	$606	$1,247

In connection with the Acquisition, the Company assumed a pension liability related to a defined benefit plan in Taiwan, which had a balance of $28.3 million as of June 30, 2014.

Employer Contributions

No minimum funding contributions are required in 2014 under the Company’s defined benefit plan. The Company has established two rabbi trusts to fund the Company’s pension obligations under the non-qualified plan of the Chief Executive Officer and certain executive officers. The balance of these rabbi trust assets as of June 30, 2014 was approximately $20.3 million and is included in Investments on the Consolidated Balance Sheets.

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

Information regarding the changes in ARRIS’ aggregate product warranty liabilities for the six months ended June 30, 2014 was as follows (in thousands):

Balance at December 31, 2013	$81,500
Accruals related to warranties (including changes in estimates)	20,861
Settlements made (in cash or in kind)	(19,548)

Balance at June 30, 2014	$82,813

Note 10. Restructuring Charges

The following table represents a summary of and changes to the restructuring accrual, which is primarily composed of accrued severance and other employee costs and contractual obligations that related to excess leased facilities (in thousands):

	Employee severance & termination benefits	Contractual obligations and other	Total
Balance at December 31, 2013	$2,674	$673	$3,347
Restructuring charges	(423)	29	(394)
Cash payments	(1,909)	(272)	(2,181)

Balance at June 30, 2014	$342	$430	$772

Employee severance and termination benefits – In the second quarter of 2013, ARRIS completed its acquisition of Motorola Home. ARRIS initiated restructuring plans as a result of the Acquisition that focuses on the rationalization of personnel, facilities and systems across multiple segments in the ARRIS organization.

The total estimated cost of the restructuring plan was approximately $30.8 million and was recorded as severance expense during 2013. As of June 30, 2014, the total liability remaining for this restructuring plan was approximately $0.3 million. The remaining liability is expected to be paid by the end of third quarter 2014.

Contractual obligations - Represent contractual obligations that relate primarily to excess leased facilities.

Note 11. Inventories

Inventories are stated at the lower of average cost, approximating first-in, first-out, or market. The components of inventory were as follows, net of reserves (in thousands):

	June 30,	December 31,
	2014	2013
Raw material	$65,096	$60,520
Work in process	9,659	6,010
Finished goods	223,093	263,599

Total inventories, net	$297,848	$330,129

Note 12. Property, Plant and Equipment

Property, plant and equipment, at cost, consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013
Land	$87,952	$88,742
Building and leasehold improvements	133,094	133,668
Machinery and equipment	389,997	368,572

	611,043	590,982
Less: Accumulated depreciation	(234,534)	(194,830)

Total property, plant and equipment, net	$376,509	$396,152

During the quarter ended June 30, 2014, the Company entered into a binding letter of intent with a potential buyer for the sale of land and building for $2.9 million which is lower than its carrying amount of $4.8 million. The asset has been reclassified as held for sale and was measured at the lower of its carrying amount or fair value less cost to sell. Total asset held for sale at June 30, 2014 was $2.7 million, which is reported in the Consolidated Balance Sheet as a component of “Other current assets.” The Company has recorded an impairment charge of $2.1 million to reduce the assets carrying amount to its estimated fair value less cost to sell during the quarter ended June 30, 2014, which is reported in the Consolidated Statements of Operations under the caption “other income (expense), net.” The sale is expected to close during the third quarter of 2014.

Note 13. Long-Term Indebtedness

Senior Secured Credit Facilities

In April 2013, ARRIS entered into senior secured credit facilities with Bank of America, N.A. and various other institutions, which are comprised of (i) a “Term Loan A Facility” of $1.1 billion, (ii) a “Term Loan B Facility” of $825 million and (iii) a “Revolving Credit Facility” of $250 million. The Term Loan A Facility and the Revolving Credit Facility have terms of five years. The Term Loan B Facility has a term of seven years. Interest rates on borrowings under the senior credit facilities are set forth in the table below. As of June 30, 2014, ARRIS had $1,575.1 million face value outstanding under the Term Loan A and Term Loan B Facilities, no borrowings under the Revolving Credit Facility and letters of credit totaling $2.5 million issued under the Revolving Credit Facility.

	Rate	As of June 30, 2014
Term Loan A	LIBOR + 2.00%	2.15%
Term Loan B	LIBOR(1) + 2.75%	3.50%
Revolving Credit Facility(2)	LIBOR + 2.00%	Not Applicable

(1)	Includes LIBOR floor of 0.75%
(2)	Includes unused commitment fee of 0.40% and letter of credit fee of 2.00% not reflected in interest rate above.

Borrowings under the senior secured credit facilities are secured by first priority liens on substantially all of the assets of ARRIS and certain of its present and future subsidiaries who are or become parties to, or guarantors under, the credit agreement governing the senior secured credit facilities (the “Credit Agreement”). The Credit Agreement contains usual and customary limitations on indebtedness, liens, restricted payments, acquisitions and asset sales in the form of affirmative, negative and financial covenants, which are customary for financings of this type, including the maintenance of a minimum consolidated interest coverage ratio of not less than 3.5:1 and a maximum consolidated net leverage ratio of 4.0:1 (with scheduled decreases to 3.5:1). As of June 30, 2014, ARRIS was in compliance with all covenants under the Credit Agreement.

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

During the three and six months ended June 30, 2014, the Company made mandatory repayments of approximately $13.8 million and $27.5 million, respectively, and optional prepayments of $150.0 million related to the senior secured credit facilities.

Following is a summary of our contractual debt obligations at face value as of June 30, 2014 (in thousands):

	Payments due by period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Credit facilities	$61,875	$199,375	$770,000	$543,813	$1,575,063

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

The table below represents information about the Company’s reporting segments for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Reportable Segments
	N&C		CPE		Other		Consolidated
For the three months ended June 30,	2014	2013	2014	2013	2014	2013	2014	2013

Sales	$409,699	$343,643	$1,022,925	$659,331	$(3,553)	(2,612)	$1,429,071	$1,000,362
Direct Contribution	104,552	67,251	224,783	127,970	(166,406)	(175,720)	162,929	19,501

Amortization of intangible assets					58,734	55,914	58,735	55,914
Integration, acquisition, restructuring & other					12,518	51,649	12,518	51,649

Operating income (loss)							91,676	(88,062)
Other expense							26,514	9,714

Income (loss) before income taxes							$65,162	$(97,776)

	Reportable Segments
	N&C		CPE		Other		Consolidated
For the six months ended June 30,	2014	2013	2014	2013	2014	2013	2014	2013

Sales	$741,268	$523,911	$1,916,526	$845,895	$(3,706)	(15,794)	$2,654,088	$1,354,012

Direct Contribution	169,916	124,307	416,570	153,980	(310,067)	(234,468)	276,419	43,819

Amortization of intangible assets					122,736	63,517	122,736	63,517
Integration, acquisition, restructuring & other					24,020	58,848	24,020	58,848
Operating income (loss)							129,663	(78,546)
Other expense							45,697	33,180
Income (loss) before income taxes							$83,966	$(111,726)

Note 15. Sales Information

ARRIS sells its products primarily in the United States. The Company’s international revenue is generated from Asia Pacific, Canada, Europe, and Latin America. For the three months ended June 30, 2014 and 2013, sales to international customers were approximately 21.8% and 34.2%, respectively, of total sales. For the six months ended June 30, 2014 and 2013, sales to international customers were 23.6% and 33.6%, respectively, of total sales.

International sales by region for the three and six months ended June 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Americas, excluding U.S. (1)	$200,111	$201,483	$414,083	$283,208
Asia Pacific	42,138	49,062	75,090	59,233
EMEA	68,681	91,556	136,126	111,926

Total international sales	$310,930	$342,101	$625,299	$454,367

(1)	Excludes U.S. sales of $1,118.2 million and $2,028.8 million for the three and six months ended June 30, 2014, respectively. Excludes U.S. sales of $658.3 million and $899.6 million for the three and six months ended June 30, 2013, respectively.

Note 16. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the periods indicated (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic:
Net income (loss)	$39,024	$(48,463)	$79,824	$(63,113)

Weighted average shares outstanding	144,415	134,626	143,637	124,940

Basic (loss) earnings per share	$0.27	$(0.36)	$0.56	$(0.51)

Diluted:
Net income (loss)	$39,024	$(48,463)	$79,824	$(63,113)

Weighted average shares outstanding	144,415	134,626	143,637	124,940
Net effect of dilutive equity awards	3,648	–	3,973	–

Total	148,063	134,626	147,610	124,940

Diluted (loss) earnings per share	$0.26	$(0.36)	$0.54	$(0.51)

For the three and six months ended June 30, 2014, approximately 3.7 thousand and 6.7 thousand of the equity-based awards, respectively, were excluded from the computation of diluted earnings per share shares because their effect would have been anti-dilutive. During the same periods in 2013, approximately 1.5 million and 0.8 million of the equity-based awards, respectively, were excluded from the dilutive securities above. These exclusions are made if the exercise price of these equity-based awards is in excess of the average market price of the common stock for the period, or if the Company has net losses, both of which have an anti-dilutive effect.

During the six months ended June 30, 2014, the Company issued 2.2 million shares of its common stock related to stock option exercises and the vesting of restricted shares, as compared to 3.6 million shares for the twelve months ended December 31, 2013.

In 2013, in connection with the Acquisition, the Seller was issued approximately 10.6 million shares of ARRIS’ common stock as part of the purchase consideration. Furthermore, Comcast was given an opportunity to invest in ARRIS, and the Company entered into a separate agreement accounted for as a contingent equity forward with a subsidiary of Comcast providing for the purchase by it from the Company of approximately 10.6 million shares of common stock for $150 million.

The Company has not paid cash dividends on its common stock since its inception.

Note 17. Income Taxes

For the six months ended June 30, 2014 and 2013, the Company recorded income tax expense (benefit) of $4.1 million and $(48.6) million, respectively. Below is a summary of the components of the tax expense (benefit) for the three and six month periods ended June 30, 2014 and 2013 (in thousands, except for percentages):

	Three Months Ended June 30,
	2014			2013
	Income (Loss) Before Tax	Income Tax Expense (Benefit)	Effective Tax Rate	Income (Loss) Before Tax	Income Tax Expense (Benefit)	Effective Tax Rate
Non-discrete items	$82,805	$29,614	35.8%	$(47,981)	$(32,404)	67.5%
Discrete tax events
Loss on real estate held for sale	$(2,125)	$(758)		–	–
Book write down in cost method investment	$(3,000)	$(1,070)		–	–
Acquisition costs	$(12,518)	$(4,170)		$(51,659)	$(17,109)
Comcast’s investment in ARRIS	–	–		$6,159	–
Change in state deferred rates	–	$505		–	–
Gain/(loss) from certain foreign entities acquired	–	–		$(4,295)	–
Other	–	$2,017		–	$200

Total	$65,162	$26,138	40.1%	$(97,776)	$(49,313)	50.4%

	Six Months Ended June 30,
	2014			2013
	Income(Loss) Before Tax	Income Tax Expense (Benefit)	Effective Tax Rate	Income (Loss) Before Tax	Income Tax Expense (Benefit)	Effective Tax Rate
Non-discrete items	$113,111	$40,440	35.8%	$(22,212)	$(24,188)	108.9%
Discrete tax events
2012 R&D Credit	–	–		–	$(4,875)
Loss on real estate held for sale	$(2,125)	$(758)		–	–
Book write down in cost method investment	$(3,000)	$(1,070)		–	–
Acquisition costs	$(24,020)	$(8,563)		$(58,848)	$(19,750)
Comcast’s investment in ARRIS	–	–		$(26,371)	–
Change in state deferred rates	–	$(5,239)		–	–
Change in valuation allowances	–	$(18,163)		–	–
Gain/(loss) from certain foreign entities acquired	–	–		$(4,295)	–
Other	–	$(2,505)		–	200

Total	$83,966	$4,142	4.9%	$(111,726)	$(48,613)	43.5%

•

The change in the income tax expense (benefit) for the three and six month periods ended June 30, 2014 compared to the three and six months period ended June 30, 2013, was due to the change in earnings from continuing operations, as a result of the Motorola Home acquisition that occurred on April 17, 2013 and its related significant, infrequent and unusual book charges. In addition, there were significant and unusual tax charges relating to an estimated increase in the expected utilization of net operating losses from the Motorola Home acquisition, less associated valuation allowances, a change in state deferred tax rates due to the acquisition and a favorable release of uncertain tax positions from a resolution of the U.S. federal income tax audit for 2010.

•

For the six month periods ended June 30, 2014 and 2013, our estimated effective tax rates were 4.9% and 43.5%, respectively. The rate of 4.9% is based on the Company’s pre-tax book income of approximately $84.0 million and a tax expense of approximately $4.1 million, for the six months period ending June 30, 2014. The change in the estimated effective tax rate for the six month period ended June 30, 2014, compared to the six month period ended June 30, 2013 was due to an increase in earnings from continuing operations, in addition to benefits from an increase in the expected utilization of net operating losses from the Motorola Home acquisition, a release of uncertain tax liability, as well as significant, unusual and infrequent book charges related to the acquisition of Motorola Home and losses on available for sale assets.

•

For the six month period ended June 30, 2014, the Company recorded a tax benefit of approximately $18.2 million related to additional net operating losses arising from the Motorola Home acquisition from Google, less associated valuation allowances. There remains considerable uncertainty surrounding the amount of realizable net operating losses that will ultimately be transferred from Google to ARRIS. While the Company recorded its best estimate of the amount of realizable net operating losses it expects to receive during this period, it is possible that the actual amount provided will be significantly different. As of June 30, 2014, ARRIS has recorded net operating losses of $545.4 million; however, the Company currently estimates that $493.5 million of that amount will not be realizable and is subject to a valuation allowance. The ultimate realization of the net operating losses is dependent upon Google completing complex tax calculations. It is expected that ARRIS will obtain the amount of available net operating losses and all of the items necessary to properly calculate the Company’s ability to utilize the losses later this year after Google files its corporate income tax return.

•

For the three month period ended March 31, 2014, the Company recorded a benefit of $5.7 million from changes in state deferred income tax rates, relating to the integration of the Motorola Home business. For the three month period ended June 30, 2014, this benefit was reduced by $.5 million, for a total benefit of $5.2 million for the six month period ended June 30, 2014

•

For the six month period ended June 30, 2014, included in other, are additional benefits of $4.4 million that were recognized from return to provision adjustments, valuation allowance releases and releases of uncertain tax liabilities due to audit resolutions. Additional tax expense of $1.9 million was booked for increases to valuation allowances during this same period.

•

For the six month period ended June 30, 2014, the Company recorded significant book expenses of an infrequent and unusual nature of approximately $24.0 million relating to the acquisition of the Home business of Motorola, generating a tax benefit of $8.6 million, and $5.1 million of book loss was recorded as losses on investments and available for sale assets, which generated income tax benefits of $1.8 million.

•	For the six month period ended June 30, 2014, the Company did not record any benefits attributed to research and development tax credits, as the tax credit was not reenacted.

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

Note 18. Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated other comprehensive income by component, net of taxes, for the six months ended June 30, 2014 (in thousands):

	Unrealized gain on marketable securities	Unfunded pension liability	Unrealized loss on derivative instruments	Cumulative translation adjustments	Total
Balance as of December 31, 2013	$306	$(2,416)	$(2,541)	$(11)	$(4,662)
Other comprehensive (loss) income before reclassifications	(156)	-	(4,335)	131	(4,360)
Amounts reclassified from accumulated other comprehensive income (loss)	-	-	2,373	-	2,373

Net current-period other comprehensive income (loss)	(156)	-	(1,962)	131	(1,987)

Balance as of June 30, 2014	$150	$(2,416)	$(4,503)	$120	$(6,649)

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

Due to the nature of the Company’s business, it is subject to patent infringement claims, including current suits against it or one or more of its wholly-owned subsidiaries, or one or more of our customers who may seek indemnification from us, alleging infringement by various Company products and services. The Company believes that it has meritorious defenses to the allegation made in its pending cases and intends to vigorously defend these lawsuits; however, it is currently unable to determine the ultimate outcome of these or similar matters. Accordingly, with respect to these proceedings, we are currently unable to reasonably estimate the possible loss or range of possible losses. In addition, the Company is a defendant in various litigation matters generally arising out of the normal course of business. (See Part II, Item 1 “Legal Proceedings” for additional details)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business and Financial Highlights

Business Highlights

•	Year-over-year revenue growth as a result of the Motorola Home acquisition
•	Sequential revenue growth (approximately 17% from the first quarter of 2014)
—	Continued industry momentum for advanced CPE solutions and strong telco video CPE and broadband CPE shipments
—	Demand for CCAP and Video Systems products
•	Strong earnings and cash generation

CPE Segment

•	Sales up 14% as compared to first quarter of 2014; direct contribution dollars up 17%
—	Set top unit volumes increased 8% from the first quarter of 2014 excluding Digital Terminal Adapters
—	Announced availability of new high-definition set-top targeting Latin American service providers
—	Broadband device and accessory unit volumes up 11% from the first quarter of 2014; strong DOCSIS & DSL unit sales
—	Announced new EuroDOCSIS 3.0 wireless data and EMTA gateway products offering superior wireless performance
—	Approximately 65% of DOCSIS units were Wi-Fi enabled gateway devices in the second quarter of 2014

N&C Segment

•	Sales up 23% as compared to first quarter of 2014; direct contribution dollars up 60%
—	Strong E6000 momentum, as operators expand broadband capacity and re-fresh their infrastructure with new converged platform
—	Increased Access and Transport business (Headend Optics and Fiber Nodes)
—	Expanded Network DVR deployments and Programmer MPEG4 upgrades
—	Launched new SaaS-based WorkForce Management solution
—	Launched new Sling-powered TV Everywhere solution and new ARRIS Market OTT Video solution

Financial Highlights

•

Sales in the second quarter and first half of 2014 were $1,429.1 million and $2,654.1 million, respectively, as compared to $1,000.4 million and $1,354.0 million in the same periods in 2013, reflecting the acquisition of Motorola Home and strong demand.

•

Gross margin percentage was 29.3% in the second quarter of 2014, which compares to 23.1% in the second quarter of 2013. The second quarter 2013 gross margin includes a $57.6 million impact associated with writing up the historic cost of the Motorola Home inventory to fair value at the date of acquisition (subsequently increasing cost of goods sold) as well as $13.6 million of costs associated with the rationalization of certain products after the acquisition date.

•

Total operating expenses (excluding amortization of intangible assets, integration, acquisition, restructuring and other costs) in the second quarter of 2014 were $256.5 million, as compared to $211.5 million in the same period last year.

•

We ended the second quarter of 2014 with $551.9 million of cash, cash equivalents, and short-term marketable security investments. The Company generated $255.2 million of cash from operating activities through the first six months of 2014, which compares to $344.0 million generated during the same period in 2013.

•

We ended the second quarter 2014 with long-term debt of $1,575.1 million, at face value, the current portion of which is $61.9 million. We repaid $177.5 million of our Term Loans in the first six months of 2014, including a $150 million optional prepayment.

•	We ended the second quarter 2014 with an order backlog of $787.6 million and had a book-to-bill ratio of 0.85 in the quarter.

Non-GAAP Measures

As part of our ongoing review of financial information related to our business, we regularly use non-GAAP measures, in particular non-GAAP earnings per share, as we believe they provide a meaningful insight into our business and trends. We also believe that these non-GAAP measures provide readers of our financial statements with useful information and insight with respect to the results of our business. However, the presentation of non-GAAP information is not intended to be considered in isolation or as a substitute for results prepared in accordance with GAAP. Below are tables for the three and six months ended June 30, 2014 and 2013 which detail and reconcile GAAP and non-GAAP earnings per share:

(in thousands, except per share data)	For the Three Months Ended June 30, 2014

	Sales	Gross Margin	Operating Expense	Operating Income	Other (Income) Expense	Income Tax Expense (Benefit)	Net Income (Loss)

Amounts in accordance with GAAP	$1,429,071	$419,412	$327,736	91,676	$26,514	$26,138	$39,024
Acquisition accounting impacts related to deferred revenue	3,489	2,802	-	2,802	-	-	2,802
Stock compensation expense	-	1,835	(13,449)	15,284	-	-	15,284
Amortization of intangible assets	-	-	(58,735)	58,735	-	-	58,735
Integration, acquisition, restructuring and other costs	-	-	(12,518)	12,518	-	-	12,518
Impairment of investments	-	-	-	-	(3,000)	-	3,000
Asset held for sale impairment	-	-	-	-	(2,125)	-	2,125
Net tax items	-	-	-	-	-	29,204	(29,204)

Non-GAAP amounts	$1,432,560	$424,049	$243,034	$181,015	$21,389	$55,342	$104,284

GAAP net income per share - diluted							$0.26

Non-GAAP net income per share - diluted							$0.70

Weighted average common shares - basic							144,415

Weighted average common shares - diluted							148,063

(in thousands, except per share data)	For the Six Months Ended June 30, 2014

	Sales	Gross Margin	Operating Expense	Operating Income	Other (Income) Expense	Income Tax Expense (Benefit)	Net Income (Loss)

Amounts in accordance with GAAP	$2,654,088	$766,187	$636,524	129,663	$45,697	$4,142	$79,824
Acquisition accounting impacts related to deferred revenue	3,695	3,001	-	3,001	-	-	3,001
Stock compensation expense	-	3,110	(23,207)	26,317	-	-	26,317
Amortization of intangible assets	-	-	(122,736)	122,736	-	-	122,736
Integration, acquisition, restructuring and other costs	-	-	(24,020)	24,020	-	-	24,020
Impairment of investments	-	-	-	-	(3,000)	-	3,000
Asset held for sale impairment	-	-	-	-	(2,125)	-	2,125
Net tax items	-	-	-	-	-	88,054	(88,054)

Non-GAAP amounts	$2,657,783	$772,298	$466,561	$305,737	$40,572	$92,196	$172,969

GAAP net income per share - diluted							$0.54

Non-GAAP net income per share - diluted							$1.17

Weighted average common shares - basic							143,637

Weighted average common shares - diluted							147,610

(in thousands, except per share data)	For the Three Months Ended June 30, 2013

	Sales	Gross Margin	Operating Expense	Operating Income	Other (Income) Expense	Income Tax Expense (Benefit)	Net Income (Loss)

Amounts in accordance with GAAP	$1,000,362	$230,957	$319,019	$(88,062)	$9,715	$(49,314)	$(48,463)
Reduction in revenue related to Comcast’s investment in ARRIS	-	-	-	-	-	-	-
Acquisition accounting impacts related to fair value of inventory	-	57,600	-	57,600	-	-	57,600
Acquisition accounting impacts related to deferred revenue	2,417	1,472	-	1,472	-	-	1,472
Product Rationalization	-	13,582	-	13,582	-	-	13,582
Stock compensation expense	-	866	(6,314)	7,180	-	-	7,180
Amortization of intangible assets	-	-	(55,915)	55,915	-	-	55,915
Integration, acquisition, restructuring and other costs	-	-	(51,649)	51,649	-	-	51,649
Credit facility - ticking fees	-	-	-	-	(477)	-	477
Mark-to-market FV adjustment related to Comcast’s investment in ARRIS	-	-	-	-	6,159	-	(6,159)
Non-cash interest expense	-	-	-	-	(3,308)	-	3,308
Tax related to items above	-	-	-	-	-	74,784	(74,784)

Non-GAAP amounts	$1,002,779	$304,477	$205,141	$99,336	$12,089	$25,470	$61,777

GAAP net income per share - diluted							$(0.36	) (1)

Non-GAAP net income per share - diluted							$0.45

Weighted average common shares - basic							134,626

Weighted average common shares - diluted							136,626

(1) Basic shares used as losses were reported for those periods and the inclusion of dilutive shares would be anti-dilutive

(in thousands, except per share data)	For the Six Months Ended June 30, 2013

	Sales	Gross Margin	Operating Expense	Operating Income	Other (Income) Expense	Income Tax Expense (Benefit)	Net Income (Loss)
Amounts in accordance with GAAP	$1,354,012	$339,483	$418,029	$(78,546)	$33,180	$(48,613)	$(63,113)
Reduction in revenue related to Comcast’s investment in ARRIS	13,182	13,182	-	13,182	-	-	13,182
Acquisition accounting impacts related to fair value of inventory	-	57,600	-	57,600	-	-	57,600
Acquisition accounting impacts related to deferred revenue	2,417	1,472	-	1,472	-	-	1,472
Product Rationalization	-	13,582	-	13,582	-	-	13,582
Stock compensation expense	-	1,697	(12,227)	13,924	-	-	13,924
Amortization of intangible assets	-	-	(63,518)	63,518	-	-	63,518
Integration, acquisition, restructuring and other costs	-	-	(58,848)	58,848	-	-	58,848
Credit facility - ticking fees	-	-		-	(865)	-	865
Mark-to-market FV adjustment related to Comcast’s investment in ARRIS	-	-	-	-	(13,189)	-	13,189
Non-cash interest expense	-	-		-	(6,552)	-	6,552
Tax related to items above	-	-	-	-	-	88,035	(88,035)

Non-GAAP amounts	$1,369,611	$427,016	$283,436	$143,580	$12,574	$39,422	$91,584

GAAP net income per share - diluted							$(0.51	) (1)

Non-GAAP net income per share - diluted							$0.72

Weighted average common shares - basic							124,940

Weighted average common shares - diluted							127,876

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

Reduction in Revenue Related to Comcast Investment in ARRIS: In connection with our acquisition of Motorola Home, Comcast was given an opportunity to invest in ARRIS. The accounting guidance requires that we record the implied fair value of benefit received by Comcast as a reduction in revenue. Until the closing of the deal, changes in the value of the investment were marked to market and flowed through other expense (income). We have excluded the effect of the implied fair value in calculating our non-GAAP financial measures. We believe it is useful to understand the effects of these items on our total revenues and other expense (income).

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

Acquisition Accounting Impacts Related to Inventory Valuation: In connection with our acquisition of Motorola Home, business combinations rules require the inventory be recorded at fair value on the opening balance sheet. This is different from historical cost. Essentially we were required to write the inventory up to end customer price less a reasonable margin as a distributor. This resulted in an increase in the value of inventory and resulted in higher cost of goods sold as it was sold.

Product Rationalization: In conjunction with the integration of Motorola Home, we identified certain product lines which overlap. In the second quarter of 2013, we made the decision to eliminate certain products. As a result, we recorded expenses related to the elimination of inventory and certain vendor liabilities. We believe it is useful to understand the effects of this item on our total cost of goods sold.

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

Integration, Acquisition, Restructuring and Other Costs: We have excluded the effect of integration, acquisition, restructuring and other costs and the effect of restructuring expenses in calculating our non-GAAP operating expenses and net income measures. We will incur significant expenses in connection with our recent acquisition of Motorola Home, which we generally would not otherwise incur in the periods presented as part of our continuing operations. Acquisition related expenses consist of transaction costs, costs for transitional employees, other acquired employee related costs, and integration related outside services. Restructuring expenses consist of employee severance, abandoned facilities, and other exit costs. We believe it is useful to understand the effects of these items on our total operating expenses.

Credit Facility—Ticking Fees: In connection with our acquisition of Motorola Home, the cash portion of the consideration was funded through debt financing commitments. A ticking fee is a fee paid to our banks to compensate for the time lag between the commitment to make the loan and the actual funding. We have excluded the effect of the ticking fee in calculating our non-GAAP financial measures. We believe it is useful to understand the effect of these items in our other (income) expense.

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

Asset Held for Sale Impairment: In the second quarter of 2014, we entered into a contract to facilitate the sale of a building at less than its carrying value. The asset has been reclassified as held for sale and was measured at the lower of its carrying amount or fair value less cost to sell. We have recorded an impairment charge to reduce the assets carrying amount to its estimated fair value less costs to sell in the period the held for sale criteria were met. We have excluded the effect of the asset held for sale impairment in calculating our non-GAAP financial measures. We believe it is useful to understand the effect of this non-cash item in our other expense (income).

Net Tax Items: We have excluded the tax effect of the non-GAAP items mentioned above. Additionally, we have excluded the effects of certain tax adjustments related to state valuation allowances, research and development tax credits and provision to return differences.

Comparison of Operations for the Three and Six Months Ended June 30, 2014 and 2013

Net Sales

The table below sets forth our net sales for the three and six months ended June 30, 2014 and 2013, for each of our segments (in thousands):

	Net Sales				Increase (Decrease) Between 2014 and 2013
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended June 30		For the Six Months Ended June 30
	2014	2013	2014	2013	$	%	$	%

Business Segment:
CPE	$1,022,925	$659,331	$1,916,526	$845,895	$363,594	55.1%	$1,070,631	126.6%
N&C	409,699	343,643	741,268	523,911	66,056	19.2%	217,357	41.5%
Other	(3,553)	(2,612)	(3,706)	(15,794)	(941)	(36.0)%	12,088	76.5%

Total sales	$1,429,071	$1,000,362	$2,654,088	$1,354,012	$428,709	42.9%	$1,300,076	96.0%

The table below sets forth our domestic and international sales for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Net Sales				Increase (Decrease) Between 2014 and 2013
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended June 30		For the Six Months Ended June 30
	2014	2013	2014	2013	$	%	$	%
Domestic	$1,118,141	$658,261	$2,028,789	$899,645	$459,880	69.9%	$1,129,144	125.5%
International
Americas, excluding U.S.	200,111	201,483	414,083	283,208	(1,372)	(0.7)%	130,875	46.2%
Asia Pacific	42,138	49,062	75,090	59,233	(6,924)	(14.1)%	15,857	26.8%
EMEA	68,681	91,556	136,126	111,926	(22,875)	(25.0)%	24,200	21.6%

Total International	310,930	342,101	625,299	454,367	(31,171)	(9.1)%	170,932	37.6%

Total sales	$1,429,071	$1,000,362	$2,654,088	$1,354,012	$428,709	42.9%	$1,300,076	96.0%

Customer Premises Equipment Net Sales 2014 vs. 2013

During the three and six months ended June 30, 2014 sales in our CPE segment increased by approximately 55.1% and 126.6%, respectively, as compared to the same period in 2013. The sales increase reflects the introduction of new products, in particular the XG1 and Verizon Media Server (VMS) video gateways and a variety of new advanced broadband gateway devices in the second part of 2013 and the inclusion of sales associated with our acquisition of Motorola Home.

Network and Cloud Net Sales 2014 vs. 2013

During the three and six months ended June 30, 2014, sales in N&C segment increased by approximately 19.2% and 41.5%, respectively, as compared to the same period in 2013. The increase reflects sales of our new CMTS platform, the E6000, which was introduced during 2013 and the inclusion of sales associated with our acquisition of Motorola Home.

Both segments were up quarter-over-quarter. In the aggregate, sales were up $204.1 million or 16.7% from the first quarter of 2014.

Gross Margin

The table below sets forth our gross margin for the three and six months ended June 30, 2014 and 2013 (in thousands, except percentages):

	Gross Margin				Increase (Decrease) Between 2014 and 2013
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended June 30		For the Six Months Ended June 30
	2014	2013	2014	2013	$	%	$	%
Gross margin dollars	$419,412	$230,957	$766,187	$339,483	$188,455	81.6%	$426,704	125.7%
Gross margin percentage	29.3%	23.1%	28.9%	25.1%		6.2		3.8

During the three and six months ended June 30, 2014, gross margin dollars and gross margin percentage increased as compared to the same period in 2013. The increase in gross margin dollars is primarily the result of the inclusion of sales associated with our acquisition of Motorola Home. The increase in gross margin is the result of product mix. In addition, the second quarter 2013 gross margin includes a $57.6 million impact associated with writing up the historic cost of the Motorola Home inventory to fair value at the date of acquisition (subsequently increasing cost of goods sold) as well as $13.6 million of costs associated with the rationalization of certain products after the acquisition date.

Operating Expenses

The table below provides detail regarding our operating expenses (in thousands):

	Operating Expenses				Increase (Decrease) Between 2014 and 2013
	For the Three Months Ended		For the Six Months Ended		For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,		June 30		June 30
	2014	2013	2014	2013	$	%	$	%
Selling, general and administrative	$112,362	$87,899	$211,494	$128,025	$24,463	27.8%	$83,469	65.2%
Research & development	144,121	123,557	278,274	167,639	20,564	16.6%	110,635	66.0%
Amortization of intangibles	58,735	55,914	122,736	63,517	2,821	5.0%	59,219	93.2%
Integration, acquisition, restructuring & other	12,518	51,649	24,020	58,848	(39,131)	(75.8)%	(34,828)	(59.2)%

Total	$327,736	$319,019	$636,524	$418,029	$8,717	2.7%	$218,495	52.3%

As anticipated, operating expenses were higher in the second quarter than the first quarter of 2014. Annual raises began on April 1 and equity compensation increased as former Home employees now have two years of grants included in stock compensation expense. With the higher sales and direct operating income, we experienced higher variable compensation. We also incurred higher trade show costs and other one-time expenses in the quarter. We anticipate operating expense will decline in the second half of 2014.

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

Research & Development, or R&D, Expenses

Included in our R&D expenses are costs directly associated with our development efforts (people, facilities, materials, etc.) and reasonable allocations of our information technology and corporate facility costs. R&D expenses for the three and six months ended June 30, 2014 increased as compared to the same period in 2013 due to the inclusion of expenses associated with the Motorola Home acquisition, as well as higher allocations of information technology and other costs.

Integration, Acquisition, Restructuring and Other Costs

During the first half of 2014 and 2013, we recorded acquisition-related expenses and integration expenses of $24.4 million and $26.6 million, respectively. These expenses related to the acquisition of Motorola Home and consisted primarily of integration related outside services and legal fees.

During the six months ended June 30, 2014 and 2013, we recorded restructuring (recovery) charges of approximately $(0.4) million and $32.3 million, respectively. The recovery recorded in 2014 was related to a change in estimate of previously recorded expenses and the charges in 2013 were related to severance, termination benefits and facilities.

Amortization of Intangible Assets

Our intangible amortization expense relates to finite-lived intangible assets acquired in business combinations or acquired individually. Intangibles amortization expense for the three months ended June 30, 2014 and 2013 was $58.7 million and $55.9 million, respectively. For the six months ended June 30, 2014 and 2013, intangible amortization expense was $122.7 million and $63.5 million, respectively.

Direct Contribution

The table below sets forth our direct contribution for the three and six months ended June 30, 2014 and 2013, for each of our segments (in thousands):

	Direct Contribution				Increase (Decrease) Between 2014 and 2013
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended June 30		For the Six Months Ended June 30
	2014	2013	2014	2013	$	%	$	%
Business Segment:
CPE	$224,783	$127,970	$416,570	$153,980	$96,813	75.7%	$262,590	170.5%
N&C	104,552	67,251	169,916	124,307	37,301	55.5%	45,609	36.7%
Other	(166,406)	(175,720)	(310,067)	(234,468)	9,314	5.3%	(75,599)	(32.2)%

Total	$162,929	$19,501	$276,419	$43,819	$143,428	735.5%	$232,600	530.8%

Customer Premises Equipment Direct Contribution 2014 vs. 2013

During the three and six months ended June 30, 2014 direct contribution in our CPE segment increased by approximately 75.7% and 170.5%, respectively, as compared to the same period in 2013. The increase is primarily attributable to the inclusion of direct contribution associated with our acquisition of Motorola Home. Further, the direct contribution is favorably impacted by mix, given, that in the aggregate the contribution margin of former Motorola Home products is greater than that of former ARRIS products.

Network and Cloud Direct Contribution 2014 vs. 2013

During the three and six months ended June 30, 2014, direct contribution in our N&C segment increased by approximately 55.5% and 36.7%, respectively, as compared to the same period in 2013. The increase is primarily attributable to the inclusion of direct contribution associated with our acquisition of Motorola Home.

Other Expense (Income)

Interest Expense

Interest expense for the three months ended June 30, 2014 and 2013 was $18.2 million and $18.6 million respectively. For the six months ended June 30, 2014 and 2013, interest expense was $34.8 million and $23.2 million respectively. During the three and six months ended June 30, 2014, optional debt pre-payments were made resulting in the accelerated write-off of deferred financing fees and debt discount of $2.7 million. In addition, interest expense reflects the amortization of deferred finance fees, the debt discount for the term loans and interest paid on term loans and other debt obligations. The three and six months ended June 30, 2013, interest expense also included the non-cash interest component of our convertible subordinated notes which were fully redeemed during the fourth quarter of 2013.

Interest Income

Interest income during the three months ended June 30, 2014 and 2013 was $0.7 million and $0.6 million, respectively. During the six months ended June 30, 2014 and 2013, interest income was $1.3 million and $1.5 million, respectively. The income reflects interest earned on cash, cash equivalents, short-term and long-term investments.

Loss on Foreign Currency

During the three and six months ended June 30, 2014, we recorded a foreign currency loss of approximately $1.3 million and $0.7 million, respectively. During the three and six months ended June 30, 2013, we recorded a foreign currency loss of approximately $0.2 million and $1.0 million, respectively. We have US dollar functional currency entities that bill certain international customers in their local currency. Additionally, certain intercompany transactions created in conjunction with the Motorola Home acquisition are denominated in foreign currencies and subject to revaluation. To mitigate the volatility related to fluctuations in the foreign exchange rates, we may enter into various foreign currency contracts. The loss on foreign currency is driven by the fluctuations in the foreign currency exchange rates.

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

During the second quarter of 2014, the Company performed an evaluation of its investments and concluded that one private company had indicators of impairment, and that its fair value had declined. This resulted in other-than-temporary impairment charges of $3.0 million during the quarter ended June 30, 2014.

During the three months ended June 30, 2014 and 2013, we recorded net loss (gain) related to these investments of $3.2 million, and $(0.7) million, respectively. During the six months ended June 30, 2014 and 2013, we recorded a net loss (gain), including the impairment charge in 2014, related to these investments of $4.9 million, and $(1.3) million, respectively.

Other Expense (Income), net

Other expense (income), net for the three months ended June 30, 2014 and 2013 was $4.4 million and $(7.7) million, respectively. For the six months ended June 30, 2014 and 2013, other expense was $6.6 million and $11.7 million, respectively.

For the three months ended June 30, 2014, we recorded a $2.1 million write-down in the carrying value of land and building reclassified as held for sale as a result of obtaining a letter of intent for its sale and is included in other expense (income), net.

In connection with Comcast’s agreement in January 2013 to invest in ARRIS upon the acquisition of Motorola Home, accounting guidance requires that, since the agreed-upon purchase price was less than the market price on the date of agreement, the resulting forward arrangement be marked to market for the difference in fair value. This resulted in a mark-to-market adjustment of $(6.2) million for the three months ended June 30, 2013 and $13.2 million in the six months ended June 30, 2013 and is recorded as Other expense (income), net.

Income Tax Expense

For the three and six month periods ended June 30, 2014, we recorded income tax expense of $26.1 million and $4.1 million, respectively as compared to a tax benefit of $(49.3) million and $(48.6) million, respectively in the same periods in 2013. The increase in the income tax expense for the six month period ended June 30, 2014, compared to the six month period ended June 30, 2013, was primarily due to the change in earnings from continuing operations, as a result of the Motorola Home acquisition that occurred on April 17, 2013 and its related significant, infrequent and unusual book charges. Further benefits were recognized related to significant and unusual tax charges for an estimated increase in acquired net operating losses from the Motorola Home acquisition, less associated valuation allowances, a change in state deferred tax rates due to the acquisition and a favorable release of uncertain tax positions from a resolution of the U.S. federal income tax audit for 2010. Additionally, valuation allowances were recorded on deferred tax assets related to unusual and infrequent book charges for investments and other items.

For the six month period ended June 30, 2014, the Company recorded a pre-tax book loss of approximately $24.0 million relating to acquisition costs incurred on the Motorola Home acquisition, on which a tax benefit of $8.6 million was recorded. The Company also recorded pre-tax book losses of $5.1 million on investments and available for sale assets, generating a tax benefit of $1.8 million during the six month period ended June 30, 2014. Also during the six month period ended June 30, 2014, the Company recorded a tax benefit of approximately $18.2 million relating to an estimated increase in the expected utilization of net operating losses from the Motorola Home acquisition, a tax benefit of approximately $3.6 million on releases of liability for uncertain tax positions, a $5.2 million benefit on changes in state deferred income tax rates, a $1.3 million benefit on changes to valuation allowances and an unfavorable charge of $2.4 million for provision to return adjustments. The Company has not yet recorded the favorable impact, which would result from research and development credits, as the credit has not yet been reenacted for the 2014 tax year.

Financial Liquidity and Capital Resources

Overview

Following completion of the Motorola Home acquisition, one of our key strategies remains maintaining and improving our capital structure. The key metrics we focus on are summarized in the table below:

Liquidity & Capital Resources Data

	Six Months Ended June 30,
	2014	2013
	(in thousands, except DSO and turns)
Key Working Capital Items
Cash provided by operating activities	$255,156	$344,009
Cash, cash equivalents, and short-term investments	$551,863	$741,225
Long-term U.S. corporate & government agency bonds	$–	$22,903
Accounts receivable, net	$738,008	$662,156
Days Sales Outstanding (“DSOs”)	44	57	(1)
Inventory	$297,848	$320,778
Inventory turns	12.9	9.6	(1)

Key Financing Items
Convertible notes at face value	$–	$231,971
Term loans at face value	$1,575,063	$1,909,188
Cash used for debt repayment	$182,153	$–

Capital Expenditures	$26,292	$21,402

(1)	Using single point average for these calculations for six months ended June 30, 2013 due to the Motorola Home acquisition

In managing our liquidity and capital structure, we have been and are focused on key goals, and we have and will continue in the future to implement actions to achieve them. They include:

•	Liquidity – ensure that we have sufficient cash resources or other short-term liquidity to manage day to day operations.
•	Growth – implement a plan to ensure that we have adequate capital resources, or access thereto, fund internal growth and execute acquisitions.
•	Deleverage – reduce our debt obligation.

Accounts Receivable & Inventory

We use the number of times per year that inventory turns over (based upon sales for the most recent period, or turns) to evaluate inventory management, and days sales outstanding, or DSOs, to evaluate accounts receivable management.

Accounts receivable increased during the first six months of 2014 as compared to 2013, primarily as a result of higher sales. Looking forward, it is possible that DSOs may increase dependent upon our customer mix and payment patterns, particularly if international sales increase as customers internationally typically have longer payment terms.

Inventory decreased in 2014 as compared to 2013. Inventory turns during the first six months of 2013 were 12.9 as compared to 9.6 in the same period of 2013.

Term Debt Repayments

In the first half of 2014, we repaid $182.2 million of debt, of which $177.5 million is of our term debt, including a $150 million of optional prepayment and $4.7 million of debt assumed and settled in conjunction with the closing of the Seawell acquisition in April 2014.

Summary of Current Liquidity Position and Potential for Future Capital Raising

We believe our current liquidity position, where we have approximately $551.9 million of cash, cash equivalents, and short-term investments on hand as of June 30, 2014, together with approximately $247.5 million in availability under our new Revolving Credit Facility, together with the prospects for continued generation of cash from operations are adequate for our short- and medium-term business needs. Our cash, cash-equivalents and short-term investments as of June 30, 2014 include approximately $124.6 million held by foreign subsidiaries whose earnings we expect to reinvest indefinitely outside of the United States. We do not expect to need the cash generated by those foreign subsidiaries to fund our domestic operations. However, in the unforeseen event that we repatriate cash from those foreign subsidiaries, in excess of what is owed to the United States parent, we may be required to provide for and pay U.S. taxes on permanently repatriated funds.

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

Senior Secured Credit Facilities

In April 2013 we entered into senior secured credit facilities with Bank of America, N.A. and various other institutions, which are comprised of (i) a “Term Loan A Facility” of $1.1 billion, (ii) a “Term Loan B Facility” of $825 million and (iii) a “Revolving Credit Facility” of $250 million. The Term Loan A Facility and the Revolving Credit Facility have terms of five years. The Term Loan B Facility has a term of seven years. Interest rates on borrowings under the senior credit facilities are set forth in the table below. As of June 30, 2014, we had $1,575.1 million face value outstanding under the Term Loan A and Term Loan B Facilities and no amounts drawn under the Revolving Credit Facility and letters of credit totaling $2.5 million issued under the Revolving Credit Facility.

	Rate	As of June 30, 2014
Term Loan A	LIBOR + 2.00%	2.15%
Term Loan B	LIBOR(1) + 2.75%	3.50%
Revolving Credit Facility(2)	LIBOR + 2.00%	Not Applicable

(1)	Includes LIBOR floor of 0.75%
(2)	Includes unused commitment fee of 0.40% and letter of credit fee of 2.00% not reflected in interest rate above.

Borrowings under the senior secured credit facilities are secured by first priority liens on substantially all of our assets and certain of our present and future subsidiaries who are or become parties to, or guarantors under, the credit agreement governing the senior secured credit facilities (the “Credit Agreement”). The Credit Agreement contains usual and customary limitations on indebtedness, liens, restricted payments, acquisitions and asset sales in the form of affirmative, negative and financial covenants, which are customary for financings of this type, including the maintenance of a minimum consolidated interest coverage ratio of not less than 3.5:1 and a maximum consolidated net leverage ratio of 4.25:1 (with scheduled decreases to 3.5:1). As of June 30, 2014, we were in compliance with all covenants under the Credit Agreement.

The Credit Agreement provides terms for mandatory repayments and optional prepayments and commitment reductions. The Credit Agreement also includes events of default, which are customary for facilities of this type (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all amounts outstanding under the credit facilities may be accelerated.

Commitments

Our contractual obligations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013. There has been no material change to our contractual obligations during the first six months of 2014.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Cash Flow

Below is a table setting forth the key line items of our Consolidated Statements of Cash Flows (in thousands):

	For the Six Months Ended June 30,
	2014	2013
Cash provided by
Operating activities	$255,156	$344,009
Investing activities	(32,523)	(1,881,074)
Financing activities	(181,794)	2,015,864

Net increase in cash and cash equivalents	$40,839	$478,799

Operating Activities:

Below are the key line items affecting cash provided by operating activities (in thousands):

	For the Six Months Ended June 30,
	2014	2013
Net income (loss)	$79,824	$(63,113)
Adjustments to reconcile net income to cash provided by operating activities	179,909	86,821

Net income including adjustments	259,733	23,708
Increase in accounts receivable	(101,029)	(16,514)
Decrease in inventory	32,281	92,632
Increase in accounts payable and accrued liabilities	62,295	251,299
All other – net	1,876	(7,116)

Cash provided by operating activities	$255,156	$344,009

Net income including adjustments, increased $236.0 million during the first six months of 2014 as compared to 2013.

Accounts receivable increased by $101.0 million during the first six months of 2014. This increase was primarily a result of higher sales and payment patterns of our customers. In 2013, the increases were primarily as a result of higher sales associated with acquisition of Motorola Home and payment patterns of our customers.

Inventory decreased by $32.3 million during the first six months of 2014, reflecting robust demand for certain products. In the second quarter of 2013, there was a $56.0 million reduction related to turnaround effect of inventory markup in purchase accounting.

Accounts payable and accrued liabilities increased by $62.3 million during the first six months of 2014. The significant component of this change was an increase in accounts payable reflecting timing of payments and an increase in deferred revenue, offset by a decrease in accrued liabilities reflecting the payment of annual bonuses in the first quarter. We anticipate account payable declining in the third quarter of 2014. The increase of $251.3 million during the first six months of 2013 was largely related to a liability to Google for $150.0 million for accounts payable that they paid on our behalf post close which we paid in the third quarter 2013. In addition, included in accrued liabilities are unpaid restructuring and deal related costs.

All other accounts, net, includes the changes in other receivables, income taxes payable (recoverable), and prepaids. The other receivables represent amounts due from our contract manufacturers for material used in the assembly of our finished goods. The change in our income taxes recoverable account is a result of the timing of the actual estimated tax payments during the year as compared to the actual tax liability for the year. The net change during the first six months of 2014 was approximately $1.9 million.

Investing Activities:

Below are the key line items affecting investing activities (in thousands):

	For the Six Months Ended June 30,
	2014	2013
Purchases of property, plant and equipment	$(26,292)	$(21,402)
Sale of property, plant and equipment	19	90
Purchases of investments	(31,015)	(58,021)
Sales of investments	24,681	358,021
Acquisitions, net of cash acquired	84	(2,159,762)

Cash used in investing activities	$(32,523)	$(1,881,074)

Purchases of Property, Plant and Equipment – This represents capital expenditures which are mainly for test equipment, laboratory equipment, and computing equipment.

Sale of Property, Plant and Equipment–This represents the cash proceeds we received from the sale of property, plant and equipment.

Purchases and Sales of Investments–This represents purchases and sales of securities

Acquisitions, Net of Cash Acquired – This represents cash investments we have made in our acquisitions.

Financing Activities:

Below are the key line items affecting our financing activities (in thousands):

	For the Six Months Ended
	June 30,
	2014	2013
Proceeds from issuance of debt	$–	$1,925,000
Cash paid for debt discount	–	(9,853)
Payment of debt obligations	(182,153)	(15,813)
Early redemption of convertible notes	–	(79)
Deferred financing costs paid	–	(42,207)
Excess income tax benefits from stock-based compensation plans	11,325	5,770
Repurchase of shares to satisfy minimum tax withholdings	(22,412)	(12,407)
Proceeds from issuance of common stock	11,446	165,453

Cash (used in) provided by financing activities	$(181,794)	$2,015,864

Proceeds From Issuance of Debt – As part of the Motorola Home acquisition, we entered into senior secured credit facilities which include Term Loan A facilities of $1.1 billion with a term of five years and Term Loan B facilities of $0.8 billion with a term of seven years.

Cash Paid for Debt Discount - This represents amounts paid to lenders in the form of upfront fees which have been treated as a reduction in the proceeds received by the Company and are considered a component of the discount on the Term Loans A and B.

Payment of Debt Obligations – This represents the payment of the term loans under the senior secured credit facilities plus the payment of debt assumed and settled in conjunction with the closing of the SeaWell acquisition in April 2014.

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

Deferred Financing Costs Paid – This represents the finance fees related to the issuance of the senior secured credit facilities. These costs will be amortized over the life of the term loans and revolving credit facility or written-off on an accelerated basis if optional prepayments are made on the debt.

Excess Income Tax Benefits from Stock-Based Compensation Plans—This represents the cash that otherwise would have been paid for income taxes if increases in the value of equity instruments also had not been deductible in determining taxable income.

Repurchase of Shares to Satisfy Minimum Tax Withholdings—This represents the shares withheld to satisfy the minimum tax withholding when restricted stock vests.

Proceeds from Issuance of Common Stock – This represents cash proceeds related to the exercise of employee stock options, offset by expenses paid related to issuance of common stock. It also represents cash proceeds from shares issued to Comcast in relation to the Acquisition.

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

Foreign Currency

A significant portion of our products are manufactured or assembled in China, Mexico and Taiwan, and we have research and development centers in Argentina, China, India, Ireland, Israel, Russia and Sweden. Our sales into international markets have been and are expected in the future to be an important part of our business. These foreign operations are subject to the usual risks inherent in conducting business abroad, including risks with respect to currency exchange rates, economic and political destabilization, restrictive actions and taxation by foreign governments, nationalization, the laws and policies of the United States affecting trade, foreign investment and loans, and foreign tax laws.

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

We execute letters of credit and bank guarantees in favor of certain landlords and vendors to guarantee performance on contracts. Certain financial instruments require cash collateral, and these amounts are reported as restricted cash. As of June 30, 2014 and December 31, 2013, we had approximately $1.1 million outstanding of restricted cash.

Cash, Cash Equivalents, and Short-Term Investments

Our cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) are primarily held in demand deposit and money market deposit accounts that pay taxable interest. We hold short-term investments consisting of debt securities classified as available-for-sale, which are stated at estimated fair value. These debt securities consist primarily of commercial paper, certificates of deposits, and U.S. government agency financial instruments.

We hold cost method investments in private companies. These investments are recorded at $12.7 million and $15.3 million as of June 30, 2014 and December 31, 2013, respectively. See Note 5 of Notes to the Consolidated Financial Statements for disclosures related to the fair value of our investments.

We have two rabbi trusts that are used as funding vehicles for various deferred compensation plans that were available to certain current and former officers and key executives. We also have deferred retirement salary plans, which were limited to certain current or former officers of a business acquired in 2007. We hold investments to cover the liability.

ARRIS also funds its nonqualified defined benefit plan for certain executives in a rabbi trust.

Capital Expenditures

Capital expenditures are made at a level designed to support the strategic and operating needs of the business. ARRIS’ capital expenditures were $26.3 million in the first six months of 2014 as compared to $21.4 million in the first six months of 2013. Management expects to invest approximately $50 million in capital expenditures for the fiscal year 2014.

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

Our critical accounting policies and estimates are disclosed in our Form 10-K for the year ended December 31, 2013, as filed with the SEC. Our critical accounting estimates have not changed in any material respect during the six months ended June 30, 2014.

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

We completed transition of the accounting and related functions for the acquired business to our systems in the second quarter of 2014, and we will continue to review the impact of any future changes to our internal controls over financial reporting.

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

AIP v. MSOs, C.A. 12-cv-01690 et al., District of Delaware. On December 11, 2012, AIP filed several suits against service providers alleging infringement of four U.S. patents. The complaint requests unspecified damages for infringement and injunction against future infringement. This case has been stayed pending Inter Partes Review at the Patent and Trademark Office. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify one or more of the MSOs and/or pay damages for utilizing certain technology.

Bear Creek Technologies v. MSOs, C.A. 2:11-cv-00103, District of Delaware. In February 2011, Bear Creek sued MSOs, Telcos and other VoIP service providers for infringement of US Patent No. 7,889,722, relating to EMTAs. Certain of our customers have requested that we provide indemnification. The complaint requests unspecified damages for past infringement and injunction against future infringement. This case has been stayed pending reexamination of the patent by the United States Patent and Trademark Office. To date, no evidence of damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify the MSOs and/or pay damages for utilizing certain technology.

Broadband iTV v. Time Warner Cable (TWC) et al., C.A. 1:14-cv-00169, District of Hawaii. On April 9, 2014, Broadband iTV filed suit against TWC alleging infringement of U.S. Patent No. 7,631,336 relating to media sharing. The complaint requests unspecified damages for past infringement and an injunction. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify TWC and/or pay damages for utilizing certain technology.

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

Constellation Technologies v. TWC, 2:13-cv-01079, U.S. District Court, Eastern District of Texas; and ARRIS v. Constellation Technologies and Rockstar Consortium, 14-cv-00114 (UNA), U.S. District Court, District of Delaware. On December 11, 2013, Constellation Technologies sued TWC alleging infringement of six US patents acquired from Nortel through Rockstar Consortium. The complaint alleges unspecified damages for past infringement. On January 30, 2014 ARRIS filed suit against Constellation Technologies and Rockstar Consortium alleging that the Nortel patent portfolio is the subject of a previous license to ARRIS, that the licensing tactics amount to unfair competition, as well as non-infringement and invalidity of eight U.S. patents 5,471,474; 5,761,197; 6,128,298; 6,128,649; 6,130,893; 6,321,253; 7,154,879; and 8,464,299 formerly part of the Nortel portfolio. Several MSOs have asked ARRIS (and other suppliers) to indemnify them. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify one or more of the MSOs and/or pay damages for utilizing certain technology.

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

Innovative Wireless Solutions v. ARRIS, C.A. 13-cv-01857, District of Delaware (RGA). On November 6, 2013, Innovative Wireless filed suit against ARRIS alleging infringement of three US Patents: 5,912,895; 6,327,264; and 6,587,473. The complaint requests unspecified damages for infringement. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS or its suppliers may be required to pay damages for utilizing certain technology.

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

Spherix v. Verizon, C.A. 14-cv-0721, Eastern District of Virginia. On June 11, 2014, Spherix filed suit against Verizon alleging infringement of four patents alleged to cover various Verizon products or services. The complaint requests unspecified damages for past infringement and injunction against future infringement. To date, no evidence of damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify the MSOs and/or pay damages for utilizing certain technology.

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

Steelhead Licensing v. Comcast, C.A. 13-cv-02076, District of Delaware (RGA). On December 20, 2013, Stealhead filed suit against Comcast alleging infringement of US Patent No. 8,082,318. The complaint requests unspecified damages for infringement and injunction against future infringement. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify Comcast and/or pay damages for utilizing certain technology.

TransVideo Electronics v. TWC, C.A. 12-cv-01740, District of Delaware (RGA). On December 20, 2013, TransVideo filed suit against TWC alleging infringement of US Patent Nos. 5,594,936 and 5,991,801. The complaint requests unspecified damages for infringement and injunction against future infringement. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify TWC and/or pay damages for utilizing certain technology.

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

Our performance is primarily dependent on customers’ capital spending for constructing, rebuilding, maintaining or upgrading broadband communications systems. Capital spending in the broadband communications industry is cyclical and can be curtailed or deferred on short notice. A variety of factors affect capital spending, and, therefore, our sales and profits, including:

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

The broadband communication systems industry has historically experienced, and continues to experience, the consolidation of many industry participants. For example, Comcast recently announced its proposed acquisition of Time Warner Cable and AT&T has announced its proposed acquisition of DIRECTV. When consolidations occur, it is possible that the acquirer will not continue using the same suppliers, thereby possibly resulting in an immediate or future elimination of sales opportunities for us or our competitors. Even if sales are not reduced, consolidation can also result in pressure from customers for lower prices, reflecting the increase in the total volume of products purchased or the elimination of a price differential between the acquiring customer and the company acquired. Consolidations also could result in delays in purchasing decisions by the merged businesses. The purchasing decisions of the merged companies could have a material adverse effect on our business.

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

Our continued integration of the operations could cause an interruption of, or loss of momentum in, our business and the possible loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with the acquisition and the integration of the two companies’ operations could have an adverse effect on the business, results of operations, financial condition or prospects of the combined company after the acquisition. In addition, we may experience unexpected difficulties and/or delays in combining Motorola Home systems with ours (which we expect to complete in 2014), including the subsequent testing related to applicable internal controls, or the discovery of material weaknesses with such internal controls, in a timely fashion which could have an adverse effect on our operations.

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

For the six months ended June 30, 2014, sales to our three largest customers (including their affiliates, as applicable) accounted for approximately 17.8%, 15.5% and 11.0%, respectively, of our total revenue. While we have seen greater overall customer diversification as a result of the Motorola Home acquisition, sales to several customers have also significantly increased. The loss of one of our large customers, or a significant reduction in the products or services provided to any of them would have a material adverse impact on our business. For many of these customers, we also are one of their largest suppliers. As a result, if from time-to-time customers elect to purchase products from our competitors in order to diversify their supplier base and to dual-source key products or to curtail purchasing due to budgetary or market conditions, such decisions could have material consequences to our business. In addition, because of the magnitude of our sales to these customers the terms and timing of our sales are heavily negotiated, and even minor changes can have a significant impact upon our business.

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

As of June 30, 2014, we had approximately $1.6 billion in total indebtedness. In addition, we have a $247.5 million available under our revolving line of credit to support our working capital needs. Our debt service obligations with respect to this increased indebtedness could have an adverse impact on our earnings and cash flows for as long as the indebtedness is outstanding.

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

Our financial statements reflect substantial goodwill and intangible assets, approximately $944.1 million and $1.057.6 million, respectively, as of June 30, 2014, that was recognized in connection with acquisitions including the Motorola Home acquisition.

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

While no goodwill or intangible asset impairments were recorded in 2012 and 2013, as the ongoing expected cash flows and carrying amounts of our remaining goodwill and intangible assets are assessed, changes in the economic conditions, changes to our business strategy, changes in operating performance or other indicators of impairment could cause us to realize impairment charges in the future. For additional information, see the discussion under “Critical Accounting Policies” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations on Form 10-K for the year ended December 31, 2013.

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

We offer warranties of various lengths to our customers on many of our products and have established warranty reserves based on, among other things, our historic experience, failure rates and cost to repair. In the event of a significant non-recurring product failure, the amount of the warranty reserve may not be sufficient. From time to time we may also make repairs on defects that occur outside of the provided warranty period. Such costs would not be covered by the established reserves and, depending on the volume of any such repairs, may have a material adverse effect on our results from operations or financial condition.

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

We are subject to the economic, political and social instability risks associated with doing business in certain foreign countries.

For the second quarter of 2014, approximately 22% of our sales were made outside of the United States. In addition, a significant portion of our products are manufactured or assembled in China, Mexico and Taiwan. As a result, we are exposed to risk of international operations, including:

•	the imposition of government controls;
•	compliance with United States and foreign laws concerning trade and employment practices;
•	difficulties in obtaining or complying with export license requirements;
•	labor unrest, including strikes, and difficulties in staffing;
•	security concerns;
•	economic boycott for doing business in certain countries;
•	inflexible employee contracts or labor laws in the event of business downturns;
•	coordinating communications among and managing international operations;
•	fluctuations in currency exchange rates;
•	currency controls;
•	changes in tax and trade laws that increase our local costs;
•	exposure to heightened corruption risks; and
•	reduced protection for intellectual property rights.

Political instability and military and terrorist activities, including the current actions between the Ukraine and Russia and the ongoing military activities in Israel, may have significant impacts on our customers’ spending in these regions and can further enhance many of the risks identified above. In addition, a portion of our research and development operations and a portion of our contract manufacturing occur in Israel and we also have customer service, marketing and general and administrative employees at our Israeli facility. Most of our employees in Israel are obligated to perform annual reserve duty in the Israeli Defense Forces. In the past, several of these employees have been called for active military duty and, as a result of the current conflict, we expect some will be called to active military duty.

Any of these risks could impact our sales, interfere with the operation of our facilities and result in reduced production, increased costs, or both, which could have an adverse effect on our financial results.

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

We are subject to recently adopted SEC disclosure obligations relating to its use of so-called “conflict minerals”—columbite-tantalite, cassiterite (tin), wolframite (tungsten) and gold. These minerals are present in a significant number of our products. We are required to file a report with the SEC annually covering our use of these materials and their source.

In preparing these reports, we are dependent upon information supplied by suppliers of products that contain, or potentially contain, conflict minerals. To the extent that the information that we receive from our suppliers is inaccurate or inadequate or our processes in obtaining that information do not fulfill the SEC’s requirements, we could face reputational risks. Further, if in the future we are unable to certify that our products are conflict mineral free, we may face challenges with our customers, which could place us at a competitive disadvantage.

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

Dated: August 8, 2014