Form 10-Q
period 2014-09-30
ARRIS GROUP INC
filed 2014-11-07
CIK 1141107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

For the quarter ended September 30, 2014

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

As of October 31, 2014, 144,777,301 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

ARRIS GROUP, INC.

FORM 10-Q

For the Three and Nine Months Ended September 30, 2014

PART I. FINANCIAL INFORMATION,

Item 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARRIS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data) (unaudited)

	September 30,	December 31,
	2014	2013 (1)
ASSETS
Current Assets:
Cash and cash equivalents	$526,999	$442,438
Short-term investments, at fair value	66,817	67,360

Total cash, cash equivalents and short-term investments	593,816	509,798
Restricted cash	1,022	1,079
Accounts receivable (net of allowances for doubtful accounts of $6,390 in 2014 and $1,887 in 2013)	703,566	637,059
Other receivables	18,227	8,366
Inventories (net of reserves of $57,481 in 2014 and $42,408 in 2013)	368,628	330,129
Prepaid income taxes	4,431	13,034
Prepaids	34,311	61,482
Current deferred income taxes	64,948	77,167
Other current assets	59,439	39,930

Total Current Assets	1,848,388	1,678,044
Property, plant and equipment (net of accumulated depreciation of $253,555 in 2014 and $194,830 in 2013)	371,496	396,152
Goodwill	938,265	940,402
Intangible assets (net of accumulated amortization of $606,903 in 2014 and $427,143 in 2013)	1,000,441	1,176,192
Investments	74,985	71,176
Noncurrent deferred income taxes	12,567	7,678
Other assets	59,102	52,363

	$4,305,244	$4,322,007

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$622,867	$662,919
Accrued compensation, benefits and related taxes	130,116	116,262
Accrued warranty	51,277	48,755
Deferred revenue	102,717	69,071
Current portion of long-term debt	67,062	53,254
Current income taxes liability	15,344	3,068
Other accrued liabilities	132,551	141,698

Total Current Liabilities	1,121,934	1,095,027
Long-term debt, net of current portion	1,487,585	1,691,034
Accrued pension	59,667	58,657
Noncurrent income tax liability	31,141	21,048
Noncurrent deferred income taxes	42,926	74,791
Other noncurrent liabilities	71,882	62,463

Total Liabilities	2,815,135	3,003,020

Stockholders’ Equity:
Preferred stock, par value $1.00 per share, 5.0 million shares authorized; none issued and outstanding	-	-
Common stock, par value $0.01 per share, 320.0 million shares authorized; 144.8 million and 142.1 million shares outstanding in 2014 and 2013, respectively	1,792	1,766
Capital in excess of par value	1,725,383	1,688,782
Treasury stock at cost, 34.2 million shares in 2014 and 2013	(306,330)	(306,330)
Retained earnings (deficit)	73,881	(60,569)
Unrealized (loss) gain on marketable securities (net of accumulated tax effect of $(44) in 2014 and $154 in 2013)	(77)	306
Unfunded pension liability (net of accumulated tax effect of $981 in 2014 and 2013)	(2,416)	(2,416)
Unrealized loss on derivative instruments (net of accumulated tax effect of $1,131 in 2014 and $1,467 in 2013)	(1,959)	(2,541)
Cumulative translation adjustments	(165)	(11)

Total Stockholders’ Equity	1,490,109	1,318,987

	$4,305,244	$4,322,007

(1)	Certain amounts for December 31, 2013 have been recast to reflect results for business acquisitions.

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013 (1)	2014	2013 (1)
Net sales	$1,405,445	$1,067,824	$4,059,534	$2,421,835
Cost of sales	969,711	750,929	2,857,613	1,765,458

Gross margin	435,734	316,895	1,201,921	656,377

Operating expenses:
Selling, general and administrative expenses	103,497	99,666	314,991	227,691
Research and development expenses	142,802	128,716	421,077	296,354
Amortization of intangible assets	57,100	65,053	179,835	128,571
Integration, acquisition, restructuring and other costs	10,226	12,278	34,246	71,126

Total operating expenses	313,625	305,713	950,149	723,742

Operating income (loss)	122,109	11,182	251,772	(67,365)
Other expense (income):
Interest expense	14,217	25,188	49,041	48,431
Loss (gain) on investments	6,368	(251)	11,278	(1,544)
Interest income	(653)	(832)	(1,937)	(2,310)
Loss (gain) on foreign currency	3,107	(3,752)	3,760	(2,725)
Other expense (income), net	(63)	1,676	6,530	13,356

Income (loss) before income taxes	99,133	(10,847)	183,100	(122,573)
Income tax expense (benefit)	44,507	(28,016)	48,649	(76,630)

Net income (loss)	$54,626	$17,169	$134,451	$(45,943)

Net income (loss) per common share:
Basic	$0.38	$0.12	$0.93	$(0.35)

Diluted	$0.37	$0.12	$0.91	$(0.35)

Weighted average common shares:
Basic	144,967	138,478	144,085	129,502

Diluted	148,753	140,605	147,996	129,502

(1)	Certain amounts for the three and nine months ended September 30, 2013 have been recast to reflect results for business acquisitions.

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013(1)	2014	2013(1)
Net income (loss)	$54,626	$17,169	$134,451	$(45,943)
Unrealized (loss) gain on marketable securities, net of (expense) benefit of $131 and $(30) for the three months ended September 30, 2014 and 2013, and $221 and $73 for the nine months ended September 30, 2014 and 2013, respectively	(227)	104	(383)	(121)
Unrealized gain (loss) on derivative instruments, net of (expense) benefit of $(1,468) and $2,450 for the three months ended September 30, 2014 and 2013, and $(336) and $2,450 for the nine months ended September 30, 2014 and 2013, respectively	2,544	(4,277)	582	(4,277)
Cumulative translation adjustment	(285)	(331)	(154)	156

Comprehensive income (loss), net of tax	$56,658	$12,665	$134,496	$(50,185)

(1)	Certain amounts for the three and nine months ended September 30, 2013 have been recast to reflect results for business acquisitions.

See accompanying notes to the condensed consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (unaudited)

	Nine Months Ended September 30,
	2014	2013 (1)
Operating activities:
Net income (loss)	$134,451	$(45,943)
Depreciation	60,213	42,567
Amortization of intangible assets	179,835	128,571
Stock compensation expense	39,812	24,653
Deferred income tax benefit	(19,503)	(54,551)
Amortization of deferred finance fees and debt discount	9,376	4,999
Provision for doubtful accounts	5,285	5
Loss (gain) on investments	11,278	(1,544)
Revenue reduction related to Comcast’s investment in ARRIS	–	13,182
Mark-to-market fair value adjustment related to Comcast’s investment in ARRIS	–	13,189
Loss (gain) on disposal and write down of fixed assets	3,128	375
Non-cash restructuring and related charges	–	6,761
Excess income tax benefits from stock-based compensation plans	(14,651)	(6,417)
Non-cash interest expense	–	9,926
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(70,627)	17,793
Other receivables	(10,465)	1,095
Inventories	(38,499)	60,345
Accounts payable and accrued liabilities	2,592	155,264
Prepaids and other, net	44,866	9,928

Net cash provided by operating activities	337,091	380,198

Investing activities:
Purchases of property, plant and equipment	(41,759)	(53,383)
Purchases of investments	(40,901)	(104,546)
Sales of investments	29,319	393,234
Acquisitions, net of cash acquired	84	(2,208,114)
Sales of property, plant and equipment	19	90

Net cash used in investing activities	(53,238)	(1,972,719)

Financing activities:
Excess income tax benefits from stock-based compensation plans	14,651	6,416
Repurchase of shares to satisfy employee minimum tax withholdings	(29,605)	(12,522)
Proceeds from issuance of common stock	11,565	166,951
Proceeds from issuance of debt	–	1,925,000
Payment of debt obligations	(195,903)	(31,625)
Cash paid for debt discount	–	(9,853)
Early redemption of convertible notes	–	(79)
Deferred financing costs paid	–	(42,356)

Net cash (used in) provided by financing activities	(199,292)	2,001,932

Net increase in cash and cash equivalents	84,561	409,411
Cash and cash equivalents at beginning of period	442,438	131,703

Cash and cash equivalents at end of period	$526,999	$541,114

(1)	Certain amounts for the nine months ended September 30, 2013 have been recast to reflect results for business acquisitions.

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

In connection with the acquisition of Motorola Home, the consolidated financial statements as of September 30, 2013 and for the three and nine months then ended have been recast to include retrospective acquisition accounting and other adjustments. The following tables present the effect on the Company’s affected financial statement line items for the period ended September 30, 2013 and three and nine months ended September 30, 2013 (in thousands):

	As Originally Reported	As Adjusted	Increase (Decrease)
Balance Sheet:
Inventories, net	$350,919	$343,896	$(7,023)
Current deferred income tax assets	85,373	75,875	(9,498)
Other current assets	60,171	60,111	(60)
Property, plant and equipment	410,047	398,353	(11,694)
Goodwill	926,826	943,258	16,432
Intangible assets	1,239,178	1,241,258	2,080
Investments	79,894	96,711	16,817
Noncurrent deferred income tax assets	12,680	6,535	(6,145)
Accrued warranty	48,619	46,536	(2,083)
Current income taxes liability	5,827	7,012	1,185
Other accrued liabilities	147,195	148,282	1,087
Accrued pension	61,349	65,395	4,046
Noncurrent deferred income tax liabilities	76,005	74,242	(1,763)
Accumulated deficit	(56,189)	(57,752)	(1,563)

For the three months ended September 30, 2013	As Originally Reported	As Adjusted	Increase (Decrease)
Statements of Operations:
Depreciation expense	$19,705	$20,048	$343
Amortization expense	64,606	65,053	447

For the nine months ended September 30, 2013	As Originally Reported	As Adjusted	Increase (Decrease)
Statements of Operations:
Depreciation expense	$41,824	$42,567	$743
Amortization expense	127,751	128,571	820

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

In May 2014, FASB issued an Accounting Standards Update, Revenue from Contracts with Customers. The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with earlier adoption not permitted. It can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently assessing the potential impact of this update on its consolidated financial statements.

In June 2014, the FASB issued an update to its accounting guidance related to share-based compensation. The guidance requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition, and therefore shall not be reflected in determining the fair value of the award at the grant date. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The guidance will be effective for annual and interim periods beginning after December 15, 2015 and is not expected to have any material effect on the Company’s consolidated financial position and results of operations.

Note 3. Business Acquisitions

Acquisition of Motorola Home

On April 17, 2013, ARRIS completed its acquisition of Motorola Home from General Instrument Holdings, Inc., a subsidiary of Google, Inc. Consideration for the acquisition consisted of approximately $2,208.1 million in cash, inclusive of working capital adjustments, and 10.6 million shares of ARRIS’ common stock (the “Acquisition”).

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

Acquisition of SeaWell Networks, Inc.

On April 17, 2014, a wholly owned subsidiary of the Company acquired all of the issued and outstanding shares of SeaWell Networks, Inc. (“SeaWell”), a corporation organized under the laws of Canada, which is located in Mississauga, Ontario. Initial consideration for the acquisition was $5.9 million (net of assumed cash) and additional contingent consideration of up to $3.0 million could be paid based upon achievement of certain financial targets, over 30 months from the date of acquisition.

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

As of September 30, 2014, the Company has recorded goodwill of $938.3 million. The Company has recast goodwill as of December 31, 2013 to appropriately reflect the goodwill arising from the Acquisition.

The changes in the carrying amount of goodwill for the year to date period ended September 30, 2014 are as follows (in thousands):

	CPE	Network Infrastructure	Cloud Services	Total
Goodwill	688,658	497,741	132,659	1,319,058
Accumulated impairment losses	–	(257,053)	(121,603)	(378,656)

Balance as of December 31, 2013	$688,658	$240,688	$11,056	$940,402

Goodwill acquired in SeaWell acquisition	–	4,448	–	4,448
Adjustments	(4,061)	(2,103)	(421)	(6,585)

Goodwill	684,597	500,086	132,238	1,316,921
Accumulated impairment losses	–	(257,053)	(121,603)	(378,656)

Balance as of September 30, 2014	$684,597	$243,033	$10,635	$938,265

Intangibles

The Company’s intangible assets have an amortization period of six months to ten years. The gross carrying amount and accumulated amortization of the Company’s intangible assets as of September 30, 2014 and December 31, 2013 are as follows (in thousands):

	September 30, 2014				December 31, 2013
	Gross Amount	Accumulated Amortization	Net Book Value	Weighted Average Remaining Life (Years)	Gross Amount	Accumulated Amortization	Net Book Value	Weighted Average Remaining Life (Years)
Customer relationships	$904,035	$341,416	$562,619	6.3	$903,409	$266,323	$637,086	7.0
Developed technology, patents & licenses	634,230	205,290	428,940	4.4	563,326	120,679	442,647	5.0
Trademark, trade and domain names	21,079	15,597	5,482	1.1	20,900	8,549	12,351	1.5
Order backlog	44,600	44,600	–	–	44,600	31,592	13,008	0.3
In-process R&D	3,400	–	3,400	–	71,100	–	71,100	–

Total	$1,607,344	$606,903	$1,000,441		$1,603,335	$427,143	$1,176,192

Amortization expense is reported in the Consolidated Statements of Operations within operating expenses under the caption “Amortization of intangible assets.” The estimated total amortization expense for finite-lived intangibles for each of the next five fiscal years is as follows (in thousands):

2014 (for the remaining three months)	$57,027
2015	220,731
2016	190,003
2017	173,068
2018	122,376
2019	100,061
Thereafter	133,775

Amounts reflected in the above table exclude $3.4 million of amortization that would be incurred upon successful completion of in-process research and development projects.

Note 5. Investments

ARRIS’ investments as of September 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	As of September 30, 2014	As of December 31, 2013
Current Assets:
Available-for-sale securities	$66,817	$67,360

Noncurrent Assets:
Available-for-sale securities	9,109	7,004
Equity method investments	29,237	23,803
Cost method investments	10,342	15,250
Other investments	26,297	25,119

	74,985	71,176

Total	$141,802	$138,536

Available-for-sale securities - ARRIS’ investments in debt and marketable equity securities are categorized as available-for-sale and are carried at fair value. The Company currently does not hold any held-to-maturity securities. Realized gains and losses on available-for-sale securities are included in net income. Unrealized gains and losses on available-for-sale securities are included in the Consolidated Balance Sheets as a component of accumulated other comprehensive income (loss). The total (losses) gains included in the accumulated other comprehensive income related to available-for-sale securities were $(77) thousand and $306 thousand, net of tax, as of September 30, 2014 and December 31, 2013, respectively. Realized and unrealized gains and losses in total and by individual investment as of September 30, 2014 and December 31, 2013 were not material. The amortized cost basis of the Company’s investments approximates fair value.

The contractual maturities of the Company’s available-for-sale securities as of September 30, 2014 are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties. The amortized cost basis of the Company’s investments approximates fair value (in thousands):

September 30, 2014
Within one year	$66,817
After one year through five years	5,330
After five years through ten years	–
After ten years	3,779

Total	75,926

Equity method investments – In connection with the Acquisition, ARRIS acquired certain investments in limited liability companies and partnerships that are accounted for using the equity method as the Company has significant influence over operating and financial policies of the investee companies. These investments are recorded at $29.2 million and $23.8 million as of September 30, 2014 and December 31, 2013, respectively. The carrying amount of equity method investments is adjusted for the Company’s proportionate share of net earnings or losses adjusted for any basis differences of the investees, or dividends received. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount of such investments may not be recoverable. An equity method investment is written down to fair value if there is evidence of a loss in value which is other than temporary.

Cost method investments – ARRIS holds cost method investments in private companies. These investments are recorded at $10.3 million and $15.3 million as of September 30, 2014 and December 31, 2013, respectively. Due to the fact the investments are in private companies, ARRIS is exempt from estimating the fair value on an interim and annual basis. It is not practical to estimate the fair value since the quoted market price is not available. Furthermore, the cost of obtaining an independent valuation appears excessive considering the materiality of the investments to the Company. However, ARRIS is required to estimate the fair value if there has been an identifiable event or change in circumstance that may have a significant adverse effect on the fair value of the investment.

Other investments – At September 30, 2014 and December 31, 2013, ARRIS held $26.3 million and $25.1 million, respectively, in certain life insurance contracts. This investment is classified as non-current investments in the Consolidated Balance Sheet. The Company determined the fair value to be the amount that could be realized under the insurance contract as of each reporting period. The changes in the fair value of these contracts are included in net income.

Investment Other-Than-Temporary Impairments – During the third quarter of 2014, the Company performed an evaluation of its investments for any other-than-temporary impairment, by reviewing the current revenues, bookings and long-term plans of the private companies. ARRIS concluded that two private companies had indicators of impairment that resulted in other-than-temporary impairment charges of $4.0 million during the quarter ended September 30, 2014. For the nine months ended September 30, 2014, ARRIS recognized other-than-temporary impairment charges of $7.0 million. ARRIS concluded that no other-than-temporary impairment losses existed at December 31, 2013. In making this determination, ARRIS evaluates its investments for any other-than-temporary impairment on a quarterly basis considering all available evidence, including changes in general market conditions, specific industry and individual entity data, the financial condition and the near-term prospects of the entity issuing the security, and the Company’s ability and intent to hold the investment until recovery.

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

The following table presents the Company’s investment assets (excluding equity and cost method investments) and derivatives measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014
	Level 1	Level 2	Level 3	Total
Certificates of deposit	$–	$3,920	$–	$3,920
Commercial paper	–	999	–	999
Corporate bonds	–	37,548	–	37,548
Short-term bond fund	29,679	—	–	29,679
Cash surrender value of company owned life insurance	–	26,270	–	26,270
Corporate obligations	–	21	–	21
Money markets	213	–	–	213
Mutual funds	208	–	–	208
Other investments	–	3,336	–	3,336
Interest rate derivatives – asset derivatives	–	3,766	–	3,766
Interest rate derivatives – liability derivatives	–	(6,856)	–	(6,856)
Foreign currency contracts – asset position	–	1,789	–	1,789
Foreign currency contracts – liability position	–	(184)	–	(184)

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Certificates of deposit	$–	$3,814	$–	$3,814
Commercial paper	–	2,994	–	2,994
Corporate bonds	–	34,591	–	34,591
Short-term bond fund	29,565	—	–	29,565
Cash surrender value of company owned life insurance	–	25,119	–	25,119
Corporate obligations	–	18	–	18
Money markets	212	–	–	212
Mutual funds	184	–	–	184
Other investments	–	2,986	–	2,986
Interest rate derivatives – asset derivatives	–	3,011	–	3,011
Interest rate derivatives – liability derivatives	–	(7,018)	–	(7,018)

All of the Company’s short-term and long-term investments at September 30, 2014 and December 31, 2013 are classified within Level 1 or Level 2 of the fair value hierarchy as they are valued using quoted market prices, market prices for similar securities, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include the Company’s investment in money market funds, mutual funds, government agency bonds and municipal bonds. Such instruments are generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on other observable inputs include the Company’s cash surrender value of company owned life insurance, corporate obligations and bonds, commercial paper and certificates of deposit. Such instruments are classified within Level 2 of the fair value hierarchy.

The Company believes the face value of the debt as of September 30, 2014 approximated the fair value based on recent market conditions, prevailing interest rates, and other Company specific factors. The Company has classified the debt as a Level 2 item within the fair value hierarchy.

Note 7. Derivative Instruments and Hedging Activities

ARRIS is exposed to risks associated with changes in interest rates and foreign currency exchange rates and utilizes a variety of measures to monitor and manage these risks, including the use of derivative financial instruments. The Company recognizes all derivative financial instruments as assets or liabilities in the Consolidated Balance Sheets at fair value.

In April 2013, ARRIS entered into senior secured credit facilities having variable interest rates with Bank of America, N.A. and various other institutions, which are comprised of (i) a “Term Loan A Facility” of $1.1 billion, (ii) a “Term Loan B Facility” of $825 million and (iii) a “Revolving Credit Facility” of $250 million. In July 2013, ARRIS entered into six $100 million interest rate swap arrangements, which effectively converted $600 million of the Company’s variable-rate debt based on one-month LIBOR to an aggregate fixed rate of approximately 3.15% as of September 30, 2014. This fixed rate could vary up by 75 basis points based on future changes to the Company’s net leverage ratio. Each of these swaps matures on December 29, 2017. ARRIS has designated these swaps as cash flow hedges, and the objective of these hedges is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.

The Company also has U.S. dollar functional currency entities that bill certain international customers in their local currency and foreign functional currency entities that procure in U.S. dollars. Additionally, certain intercompany transactions created in conjunction with the Motorola Home acquisition are denominated in foreign currencies and subject to revaluation. To mitigate the volatility related to fluctuations in the foreign exchange rates, ARRIS has entered into various foreign currency contracts. As of September 30, 2014, the Company had option collars with notional amounts totaling 30 million euros which mature through 2015, a forward with a notional amount of 5 million euros which matures in 2015, and a forward with a notional amount of 10 million pounds sterling which matures in the fourth quarter of 2014.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2013, such derivatives were used to hedge the variable cash flows associated with debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2014, the Company did not have expenses related to hedge ineffectiveness in earnings.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Over the next 12 months, the Company estimates that an additional $6.9 million may be reclassified as an increase to interest expense.

The table below presents the pre-tax impact of the Company’s derivative financial instruments had on the Accumulated Other Comprehensive Income and Statement of Operations for the three and nine months ended September 30, 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2014	2013	2014	2013
Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	$2,107	$(7,979)	$(4,730)	$(7,979)
Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Interest expense	Interest expense	Interest expense	Interest expense
Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	(1,905)	(1,253)	(5,647)	(1,253)

Credit-risk-related Contingent Features

ARRIS has agreements with each of its interest rate derivative counterparties that contain a provision where the Company could be declared in default on its interest rate derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of September 30, 2014, the fair value of interest rate derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $3.1 million. As of September 30, 2014, the Company has not posted any collateral related to these agreements nor has it required any of its counterparties to post collateral related to these or any other agreements.

Non-designated Hedges

The Company’s objectives in using foreign currency derivatives are to add stability to foreign currency gains and losses recorded as other expense (income) and to manage its exposure to foreign currency movements. To accomplish this objective, the Company uses foreign currency option and foreign currency forward contracts as part of its foreign currency risk management strategy. The Company’s foreign currency derivative instruments are not designated as hedges, and accordingly, all changes in the fair value of the instruments are recognized as a loss (gain) on foreign currency in the Consolidated Statements of Operations. The maximum time frame for ARRIS’ derivatives is currently less than 12 months.

The Company does not currently use derivatives for trading or speculative purposes.

Balance Sheet Recognition and Fair Value Measurements - The following table indicates the location on the Consolidated Balance Sheets in which the Company’s derivative assets and liabilities have been recognized, the fair value hierarchy level applicable to each derivative type and the related fair values of those derivatives.

The fair values of ARRIS’ derivative instruments recorded in the Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013 were as follows (in thousands):

	As of September 30, 2014		As of December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate derivatives – asset derivatives	Other assets	$3,766	Other assets	$3,011

Interest rate derivatives – liability derivatives	Other accrued liabilities	$6,856	Other accrued liabilities	$7,018

Derivatives not designated as hedging instruments:
Foreign exchange contracts – asset derivatives	Other current assets	$1,789	Other current assets	$–

Foreign exchange contracts – liability derivatives	Other accrued liabilities	$184	Other accrued liabilities	$–

The assets and liabilities for the interest rate derivatives and foreign exchange contracts were considered as Level 2 under the fair value hierarchy.

The change in the fair values of ARRIS’ derivative instruments recorded in the Consolidated Statements of Operations during the three and nine months ended September 30, 2014 and 2013 were as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Statement of Operations Location	2014	2013	2014	2013
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Loss (gain) on foreign currency	$(1,699)	$–	$(1,699)	$428

Derivatives Designated as Hedging Instruments:
Interest rates derivatives	Interest expense	$1,905	$1,253	$5,647	$1,253

Note 8. Pension Benefits

Components of Net Periodic Pension Cost (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2014	2013	2014	2013
Service cost	$–	$310	$–	$637
Interest cost	446	562	1,337	1,479
Expected gain on plan assets	(219)	(259)	(656)	(730)
Amortization of net loss	76	355	229	829

Net periodic pension cost	$303	$968	$910	$2,215

Employer Contributions

No minimum funding contributions are required in 2014 under the Company’s defined benefit plan. The Company has established two rabbi trusts to fund the Company’s pension obligations under the non-qualified plan of the Chief Executive Officer and certain executive officers. The balance of these rabbi trust assets as of September 30, 2014 was approximately $20.1 million and is included in Investments on the Consolidated Balance Sheets.

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

Information regarding the changes in ARRIS’ aggregate product warranty liabilities for the nine months ended September 30, 2014 was as follows (in thousands):

Balance at December 31, 2013	$81,500
Accruals related to warranties (including changes in estimates)	25,741
Settlements made (in cash or in kind)	(27,827)

Balance at September 30, 2014	$79,414

Note 10. Restructuring Charges

The following table represents a summary of and changes to the restructuring accrual, which is primarily composed of accrued severance and other employee costs and contractual obligations that related to excess leased facilities (in thousands):

	Employee severance & termination benefits	Contractual obligations and other	Total
Balance at December 31, 2013	$2,674	$673	$3,347
Restructuring charges	2,610	32	2,642
Cash payments	(2,900)	(396)	(3,296)

Balance at September 30, 2014	$2,384	$309	$2,693

Employee severance and termination benefits – In the second quarter of 2013, ARRIS completed its acquisition of Motorola Home. ARRIS initiated restructuring plans as a result of the Acquisition that focuses on the rationalization of personnel, facilities and systems across multiple segments in the ARRIS organization.

The total estimated cost of the restructuring plan was approximately $30.8 million and was recorded as severance expense during 2013. As of September 30, 2014, the total liability remaining for this restructuring plan was approximately $0.4 million. The remaining liability is expected to be paid by the end of first quarter of 2015.

In addition, in the third quarter of 2014, the Company implemented a restructuring initiative to rationalize facilities in which it expects to incur approximately $4.9 million through first quarter of 2015. The Company recorded cumulative restructuring charges of $3.0 million related to severance and employee termination benefits for 150 employees during the third quarter of 2014. This initiative affected all segments. As of September 30, 2014, the total liability remaining for this plan was approximately $2.0 million.

Contractual obligations and other - Represent contractual obligations that relate primarily to excess leased facilities.

Note 11. Inventories

Inventories are stated at the lower of average cost, approximating first-in, first-out, or market. The components of inventory were as follows, net of reserves (in thousands):

	September 30,	December 31,
	2014	2013
Raw material	$53,628	$60,520
Work in process	10,196	6,010
Finished goods	304,804	263,599

Total inventories, net	$368,628	$330,129

Note 12. Property, Plant and Equipment

Property, plant and equipment, at cost, consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Land	$87,951	$88,742
Building and leasehold improvements	137,581	133,668
Machinery and equipment	399,519	368,572

	625,051	590,982
Less: Accumulated depreciation	(253,555)	(194,830)

Total property, plant and equipment, net	$371,496	$396,152

During the quarter ended June 30, 2014, the Company entered into a binding letter of intent with a potential buyer for the sale of land and building for $2.9 million which is lower than its carrying amount of $4.8 million. The asset has been reclassified as held for sale and was measured at the lower of its carrying amount or fair value less cost to sell. Total asset held for sale at September 30, 2014 was $2.7 million, which is reported in the Consolidated Balance Sheets as a component of “Other current assets.” The Company has recorded an impairment charge of $2.1 million to reduce the asset’s carrying amount to its estimated fair value less cost to sell during the nine months ended September 30, 2014, which is reported in the Consolidated Statements of Operations under the caption “Other expense (income), net.” The sale is expected to close during the fourth quarter of 2014.

Note 13. Long-Term Indebtedness

Senior Secured Credit Facilities

In April 2013, ARRIS entered into senior secured credit facilities with Bank of America, N.A. and various other institutions, which are comprised of (i) a “Term Loan A Facility” of $1.1 billion, (ii) a “Term Loan B Facility” of $825 million and (iii) a “Revolving Credit Facility” of $250 million. The Term Loan A Facility and the Revolving Credit Facility have terms of five years. The Term Loan B Facility has a term of seven years. Interest rates on borrowings under the senior credit facilities are set forth in the table below. As of September 30, 2014, ARRIS had $1,561.3 million face value outstanding under the Term Loan A and Term Loan B Facilities, no borrowings under the Revolving Credit Facility and letters of credit totaling $2.6 million issued under the Revolving Credit Facility.

	Rate	As of September 30, 2014
Term Loan A	LIBOR + 1.75%	1.90%
Term Loan B	LIBOR(1) + 2.50%	3.25%
Revolving Credit Facility(2)	LIBOR + 1.75%	Not Applicable

(1)	Includes LIBOR floor of 0.75%
(2)	Includes unused commitment fee of 0.35% and letter of credit fee of 1.75% not reflected in interest rate above.

Borrowings under the senior secured credit facilities are secured by first priority liens on substantially all of the assets of ARRIS and certain of its present and future subsidiaries who are or become parties to, or guarantors under, the credit agreement governing the senior secured credit facilities (the “Credit Agreement”). The Credit Agreement contains usual and customary limitations on indebtedness, liens, restricted payments, acquisitions and asset sales in the form of affirmative, negative and financial covenants, which are customary for financings of this type, including the maintenance of a minimum 3.75:1 (with an additional scheduled decrease to 3.5:1). As of September 30, 2014, ARRIS was in compliance with all covenants under the Credit Agreement.

The Credit Agreement provides for certain step downs in the interest rates paid on the Term Loan A, Term Loan B and Revolving Credit Facility upon achievement of tiered lowered leverage ratios. As a result of ARRIS’ lowered leverage ratio at the end of the second quarter, the interest rate paid on the Term Loan A, Term Loan B and Revolving Credit Facility decreased by 25 basis points. Since inception, the Company has realized a total 50 basis points decrease in the interest rate paid on the Term Loan A and Revolving Credit Facility and 25 basis points decrease in the interest paid rate on the Term Loan B. There are no further interest rate decreases available to ARRIS in the current Credit Agreement.

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

During the three and nine months ended September 30, 2014, the Company made mandatory repayments of approximately $13.8 million and $41.2 million, respectively, and optional prepayments of $150.0 million related to the senior secured credit facilities.

Following is a summary of our contractual debt obligations at face value as of September 30, 2014 (in thousands):

	Payments due by period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Credit facilities	$68,750	$206,250	$742,500	$543,813	$1,561,313

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

The table below represents information about the Company’s reporting segments for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Reportable Segments
	N&C		CPE		Other		Consolidated
For the three months ended September 30,	2014	2013	2014	2013	2014	2013	2014	2013

Sales	$460,837	$325,471	$945,386	$743,890	$(778)	$(1,537)	$1,405,445	$1,067,824
Direct Contribution	134,217	61,763	208,163	158,035	(152,945)	(131,285)	189,435	88,513

Amortization of intangible assets					57,100	65,053	57,100	65,053
Integration, acquisition, restructuring & other					10,226	12,278	10,226	12,278

Operating income							122,109	11,182
Other expense							22,976	22,029

Income (loss) before income taxes							$99,133	$(10,847)

	Reportable Segments
	N&C		CPE		Other		Consolidated
For the nine months ended September 30,	2014	2013	2014	2013	2014	2013	2014	2013

Sales	$1,202,105	$849,382	$2,861,912	$1,589,785	$(4,483)	$(17,332)	$4,059,534	$2,421,835

Direct Contribution	304,133	187,354	624,732	315,305	(463,012)	(370,327)	465,853	132,332

Amortization of intangible assets					179,835	128,571	179,835	128,571
Integration, acquisition, restructuring & other					34,246	71,126	34,246	71,126

Operating income (loss)							251,772	(67,365)
Other expense							68,672	55,208

Income (loss) before income taxes							$183,100	$(122,573)

Note 15. Sales Information

ARRIS sells its products primarily in the United States. The Company’s international revenue is generated from Asia Pacific, Canada, Europe, and Latin America. For the three months ended September 30, 2014 and 2013, sales to international customers were approximately 26.8% and 31.5%, respectively, of total sales. For the nine months ended September 30, 2014 and 2013, sales to international customers were 24.7% and 32.7%, respectively, of total sales.

International sales by region for the three and nine months ended September 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Americas, excluding U.S. (1)	$246,922	$217,843	$661,005	$501,052
Asia Pacific	38,584	48,869	113,674	108,102
EMEA	90,759	69,673	226,885	181,598

Total international sales	$376,265	$336,385	$1,001,564	$790,752

(1)	Excludes U.S. sales of $1,029.2 million and $3,058.0 million for the three and nine months ended September 30, 2014, respectively. Excludes U.S. sales of $731.4 million and $1,631.1 million for the three and nine months ended September 30, 2013, respectively.

Note 16. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the periods indicated (in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic:
Net income (loss)	$54,626	$17,169	$134,451	$(45,943)

Weighted average shares outstanding	144,967	138,478	144,085	129,502

Basic earnings (loss) per share	$0.38	$0.12	$0.93	$(0.35)

Diluted:
Net income (loss)	$54,626	$17,169	$134,451	$(45,943)

Weighted average shares outstanding	144,967	138,478	144,085	129,502
Net effect of dilutive equity awards	3,786	2,127	3,911	–

Total	148,753	140,605	147,996	129,502

Diluted earnings (loss) per share	$0.37	$0.12	$0.91	$(0.35)

For the three months ended and nine months ended September 30, 2014, approximately zero and 4.5 thousand of the equity-based awards, respectively, were excluded from the computation of diluted earnings per share shares because their effect would have been anti-dilutive. During the same periods in 2013, approximately 2.8 million and 1.4 million of the equity-based awards, respectively, were excluded from the dilutive securities above. These exclusions are made if the exercise price of these equity-based awards is in excess of the average market price of the common stock for the period, or if the Company has net losses, both of which have an anti-dilutive effect.

During the nine months ended September 30, 2014, the Company issued 2.7 million shares of its common stock related to stock option exercises and the vesting of restricted shares, as compared to 3.6 million shares for the twelve months ended December 31, 2013.

In 2013, in connection with the Motorola Home acquisition, Google was issued approximately 10.6 million shares of ARRIS’ common stock as part of the purchase consideration. Furthermore, Comcast was given an opportunity to invest in ARRIS, and the Company entered into a separate agreement accounted for as a contingent equity forward with a subsidiary of Comcast providing for the purchase by it from the Company of approximately 10.6 million shares of common stock for $150 million.

The Company has not paid cash dividends on its common stock since its inception.

Note 17. Income Taxes

For the three months ended September 30, 2014 and 2013, the Company recorded income tax expense (benefit) of $44.5 million and $(28.0) million, respectively. For the nine months ended September 30, 2014 and 2013, the Company recorded income tax expense (benefit) of $48.7 million and $(76.6) million, respectively.

Below is a summary of the components of the tax expense (benefit) for the three and nine month periods ended September 30, 2014 and 2013 (in thousands, except for percentages):

	Three Months Ended September 30,
	2014			2013
	Income (Loss) Before Tax	Income Tax Expense (Benefit)	Effective Tax Rate	Income (Loss) Before Tax	Income Tax Expense (Benefit)	Effective Tax Rate
Non-discrete items	$109,703	$39,136	35.7%	$8,691	$(14,547)	(167.4)%
Discrete tax events -
2012 R&D Credit	–	–		–	–
Loss on asset held for sale	–	–		–	–
Book write down in cost method investment	$(4,000)	$(1,440)		–	–
Acquisition costs	$(6,570)	$(2,367)		$(12,277)	$(3,818)
Return to provision adjustments	–	$4,550		–	$(2,052)
Valuation allowances, uncertain tax positions	–	$7,234		–	$(7,599)
Comcast’s investment in ARRIS	–	–		–	–
Change in state deferred rates	–	$1,403		–	–
Gain/(loss) from certain foreign entities acquired	–	–		$(7,261)	–
Intangible reattribution	–	$(4,009)		–	–

Total	$99,133	$44,507	44.9%	$(10,847)	$(28,016)	258.3%

	Nine Months Ended September 30,
	2014			2013
	Income (Loss) Before Tax	Income Tax Expense (Benefit)	Effective Tax Rate	Income (Loss) Before Tax	Income Tax Expense (Benefit)	Effective Tax Rate
Non-discrete items	$222,815	$79,577	35.7%	$(13,521)	$(38,736)	286.5%
Discrete tax events -
2012 R&D Credit	–	–		–	–
Loss on asset held for sale	$(2,125)	$(760)		–	–
Book write down in cost method investments	$(7,000)	$(2,502)		–	–
Acquisition costs	$(30,590)	$(10,936)		$(71,126)	$(23,568)
Comcast’s investment in ARRIS	–	–		$(26,371)	–
Change in state deferred rates	–	$(3,836)		–	–
Net operating losses acquired	–	$(18,163)		–	–
Gain/(loss) from certain foreign	–	–		$(11,555)	–
Return to provision adjustments	–	$6,186		–	$(8,552)
Valuation allowances, uncertain tax positions	–	$2,582		–	$(5,774)
Intangible reattribution	–	$(4,009)		–	–
Other	–	$510		–	–

Total	$183,100	$48,649	26.6%	$(122,573)	$(76,630)	62.5%

•

The change in the income tax expense (benefit) for the three and nine month periods ended September 30, 2014 compared to the three and nine months period ended September 30, 2013, was due to the change in earnings from continuing operations, as a result of the Motorola Home acquisition that occurred on April 17, 2013 and its related significant, infrequent and unusual book charges. The unusual book charges were mostly attributable to restructuring, integration and other acquisition-related costs. For the nine month period ending September 30, 2014, the Company recorded book expenses of an infrequent and unusual nature of approximately $30.6 million relating to the acquisition of the Home business of Motorola, generating a tax benefit of $10.9 million.

•

For the nine month periods ended September 30, 2014 and 2013, our estimated effective tax rates were 26.6% and 62.5%, respectively. The rate of 26.6% is based on the Company’s pre-tax book income of approximately $183.1 million and a tax expense of approximately $48.7 million, for the nine months period ending September 30, 2014. The change in the estimated effective tax rate for the nine month period ended September 30, 2014, compared to the nine month period ended September 30, 2013 was due to an increase in earnings from continuing operations, and the impact of certain tax discrete tax events described in the discussion below.

•

In conjunction with an agreement executed with Google in January 2014, as of March 31, 2014 the Company recorded net operating losses of $545.5 million arising from the Motorola Home acquisition, of which the Company estimated $493.5 million of the amount would not be realizable and was subject to a valuation allowance. As a result, in the first quarter of 2014 the Company released $18.2 million of valuation allowances related to these acquired net operating losses. The ultimate realization of the remaining net operating losses was dependent upon Google completing and filing their income tax returns and the Company completing analysis and finalizing planning relating to the usage of net operating losses.

Google completed and filed their income tax return during the third quarter of 2014, and the Company has determined that $556.8 million of net operating losses are now available to the Company, of which the Company has recorded net operating losses of $51.9 million as of September 30, 2014. Our ability to fully utilize these net operating losses, however, is limited for various reasons, such as under the “Separate Return Loss Year” (“SRLY”) rules which may limit the Company’s ability to utilize carryforward attributes should income attributable to specific subgroup members be insufficient to allow for full utilization. In addition, annual limitations apply under Internal Revenue Code Section 382 with respect to the Company’s ability to utilize its net operating loss carryforwards against future U.S. taxable income.

As of September 30, 2014, the Company was analyzing several potential planning alternatives, regarding the limitations discussed above, to determine the ultimate net operating loss carryforward benefit to be realized from the Motorola Home acquisition. Accordingly, the Company expects to complete this analysis in the fourth quarter of 2014. The analysis will determine how much of the remaining $504.9 million of net operating loss, if any, will be realizable, which could result in a significant favorable adjustment to deferred tax assets in the fourth quarter of 2014, if successful.

•

As of June 30, 2014, the Company recorded a benefit of $5.2 million from changes in state deferred income tax rates, relating to the integration of the Motorola Home business. For the three month period ended September 30, 2014, this benefit was reduced by $1.4 million, for a total benefit of $3.8 million for the nine month period ended September 30, 2014.

•	For the nine month period ended September 30, 2014, the Company recorded $9.1 million of book losses on investments and available for sale assets, which generated income tax benefits of $3.3 million.
•

For the nine month period ended September 30, 2014, the Company recorded expense of $6.2 million related to changes in estimates finalized upon the filing of the 2013 income tax returns. During this period, the Company also recorded a benefit of $1.8 million relating to changes in valuation allowances. During the third quarter of 2014, as a result of completing certain analysis associated with the preparation and filing of the 2013 U.S. Federal Income Tax Return, the Company identified and corrected an immaterial error in the accounting for income taxes related to the prior year ended December 31, 2013. The correction related to the Company’s subsequent consideration of certain tax consequences related to a legal entity and tax restructuring completed in the fourth quarter of 2013. The impact of adjusting these amounts had a non-cash effect, increasing income tax expense and noncurrent income tax liabilities by $9.8 million. In accordance with ASC Topic 250, Accounting Changes and Error Corrections, the Company evaluated the impact on its financial statements for the year ended December 31, 2013 and the expected full year results for the year ending December 31, 2014 and concluded that the results of operations for these periods were not materially misstated. In reaching its conclusion the Company considered both quantitative and qualitative factors. The quantitative factors included calculating the impact of the error on the affected financial statements and assessing materiality. The qualitative factors included, but were not limited, to the absences of impact on debt covenants, management compensation and segment reporting. Based on its evaluation, the Company concluded that it is not probable that the judgment of a reasonable person relying on the financial statements would have been changed or influenced by the correction. In addition to the charge of $9.8 million, there were also benefits from audit settlements and expirations of statute, which impacted uncertain tax liabilities. The total discrete tax impact of uncertain tax positions during the nine month period ended September 30, 2014, inclusive of the $9.8 million charge, was an additional tax expense of $4.4 million.

•	For the nine month period ended September 30, 2014, the Company did not record any benefits attributed to research and development tax credits, as the tax credit has yet to be reenacted.

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

Note 18. Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated other comprehensive income by component, net of taxes, for the nine months ended September 30, 2014 (in thousands):

	Unrealized gain (loss) on marketable securities	Unfunded pension liability	Unrealized loss on derivative instruments	Cumulative translation adjustments	Total
Balance as of December 31, 2013	$306	$(2,416)	$(2,541)	$(11)	$(4,662)
Other comprehensive (loss) income before reclassifications	(383)	-	4,162	(154)	3,625
Amounts reclassified from accumulated other comprehensive income (loss)	-	-	(3,580)	-	(3,580)

Net current-period other comprehensive income (loss)	(383)	-	582	(154)	45

Balance as of September 30, 2014	$(77)	$(2,416)	$(1,959)	$(165)	$(4,617)

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

Business and Financial Highlights

Business Highlights

•	32% year-over-year revenue growth as a result of increased demand across much of the company’s product portfolio
•	Increased international sales, representing 27% of third quarter sales
•	Strong earnings and cash generation

CPE Segment

•	Sales up 27% year-over-year with direct contribution dollars up 32% for the same time period. Sequential revenue and direct contribution dollars declined by 7%.
—	Overall performance driven by strong cable and telco set-tops and DSL demand
—	Broadband device and accessory unit volumes improved 13% year-over-year. Unit volumes down slightly (3%) as compared to second quarter of 2014 record levels. Continued to experience strong demand for advanced VDSL & DOCSIS 3.0 WiFi gateways
—	Announced upcoming trial with Comcast of a new RDK software solution on ARRIS broadband gateways. The trial is planned for fourth quarter of 2014 with general availability expected in first quarter of 2015.
—	Introduced new broadband and telephony devices targeting latest DOCSIS & Wi-Fi technologies
—	Video CPE (set-tops and video gateways) unit volumes improved 27% year-over-year and were consistent with second quarter of 2014 shipment levels
—	Announced latest evolution of set-top designs at IBC2014 trade show
—	Shipped one millionth video gateway device during third quarter of 2014
—	Successfully integrated the Playcast Media solution for Portugal Telecom enabling cloud gaming services
—	Deployed high definition IPTV set top with TTNET (the largest internet service provider in Turkey ) enabling new & enhanced services

N&C Segment

•	Sales up 42% year-over-year with direct contribution dollars up 117% for the same time period. Sequential revenue up by 13% and direct contribution dollars increased by 28%.
—	Outstanding quarter as the industry momentum to expand bandwidth and video processing continues, and new services such as Network DVR take hold
—	Record level shipments of E6000 CCAP platform as operators re-fresh technology and expand capacity

—	Leading the industry in DOCSIS3.1 technology maturity – SCTE demo show casing early interoperability with CPE silicon development platforms
—	Strong demand for DOCSIS3.1-compatible CORWaveTM 3 Headend Optics platform
—	Continued strength in Video Systems portfolio including CherryPicker video processing platform and Network DVR products
—	Growing momentum and opportunity pipeline for ARRIS Professional Services

Financial Highlights

•

Sales in the third quarter and nine months ended September 30, 2014 were $1,405.4 million and $4,059.5 million, respectively, as compared to $1,067.8 million and $2,421.8 million in the same periods in 2013, reflecting the acquisition of Motorola Home and strong demand.

•	Gross margin percentage was 31.0% in the third quarter of 2014, which compares to 29.7% in the third quarter of 2013.
•

Total operating expenses (excluding amortization of intangible assets, integration, acquisition, restructuring and other costs) in the third quarter of 2014 were $246.3 million, as compared to $228.4 million in the same period last year. As expected, operating expenses decreased from $256.5 million in the second quarter of 2014.

•

We ended the third quarter of 2014 with $599.1 million of cash, cash equivalents, short-term and long-term marketable security investments. The Company generated $337.1 million of cash from operating activities through the first nine months of 2014, which compares to $380.2 million generated during the same period in 2013.

•

We ended the third quarter 2014 with long-term debt of $1,561.3 million, at face value, the current portion of which is $68.8 million. We repaid $191.3 million of our Term Loans in the first nine months of 2014, including a $150 million optional prepayment.

•	We ended the third quarter 2014 with an order backlog of $594.1 million and had a book-to-bill ratio of 0.86 in the quarter.

Non-GAAP Measures

As part of our ongoing review of financial information related to our business, we regularly use non-GAAP measures, in particular non-GAAP earnings per share, as we believe they provide a meaningful insight into our business and trends. We also believe that these non-GAAP measures provide readers of our financial statements with useful information and insight with respect to the results of our business. However, the presentation of non-GAAP information is not intended to be considered in isolation or as a substitute for results prepared in accordance with GAAP. Below are tables for the three and nine months ended September 30, 2014 and 2013 which detail and reconcile GAAP and non-GAAP earnings per share (in thousands, except per share data):

	For the Three Months Ended September 30, 2014

	Sales	Gross Margin	Operating Expense	Operating Income	Other (Income) Expense	Income Tax Expense (Benefit)	Net Income (Loss)

Amounts in accordance with GAAP	$1,405,445	$435,734	$313,625	$122,109	$22,976	$44,507	$54,626
Acquisition accounting impacts related to deferred revenue	780	47	-	47	-	-	47
Stock compensation expense	-	1,824	(11,671)	13,495	-	-	13,495
Amortization of intangible assets	-	-	(57,100)	57,100	-	-	57,100
Integration, acquisition, restructuring and other costs	-	-	(10,226)	10,226	-	-	10,226
Impairment of investments	-	-	-	-	(4,000)	-	4,000
Net tax items	-	-	-	-	-	19,375	(19,375)

Non-GAAP amounts	$1,406,225	$437,605	$234,628	$202,977	$18,976	$63,882	$120,119

GAAP net income per share - diluted							$0.37

Non-GAAP net income per share - diluted							$0.81

Weighted average common shares - basic							144,967

Weighted average common shares - diluted							148,753

	For the Nine Months Ended September 30, 2014

	Sales	Gross Margin	Operating Expense	Operating Income	Other (Income) Expense	Income Tax Expense (Benefit)	Net Income (Loss)

Amounts in accordance with GAAP	$4,059,534	$1,201,921	$950,149	$251,772	$68,672	$48,649	$134,451
Acquisition accounting impacts related to deferred revenue	4,475	3,048	-	3,048	-	-	3,048
Stock compensation expense	-	4,934	(34,878)	39,812	-	-	39,812
Amortization of intangible assets	-	-	(179,835)	179,835	-	-	179,835
Integration, acquisition, restructuring and other costs	-	-	(34,246)	34,246	-	-	34,246
Impairment of investments	-	-	-	-	(7,000)	-	7,000
Asset held for sale impairment	-	-	-	-	(2,125)	-	2,125
Net tax items	-	-	-	-	-	107,428	(107,428)

Non-GAAP amounts	$4,064,009	$1,209,903	$701,190	$508,713	$59,547	$156,077	$293,089

GAAP net income per share - diluted							$0.91

Non-GAAP net income per share - diluted							$1.98

Weighted average common shares - basic							144,085

Weighted average common shares - diluted							147,996

	For the Three Months Ended September 30, 2013

	Sales	Gross Margin	Operating Expense	Operating Income	Other (Income) Expense	Income Tax Expense (Benefit)	Net Income (Loss)

Amounts in accordance with GAAP	$1,067,824	$316,895	$305,713	$11,182	$22,029	$(28,016)	$17,169
Acquisition accounting impacts related to deferred revenue	1,556	1,006	-	1,006	-	-	1,006
Stock compensation expense	-	1,248	(9,481)	10,729	-	-	10,729
Amortization of intangible assets	-	-	(65,053)	65,053	-	-	65,053
Integration, acquisition, restructuring and other costs	-	-	(12,278)	12,278	-	-	12,278
Non-cash interest expense	-	-	-	-	(3,374)	-	3,374
Net tax items	-	-	-	-	-	54,998	(54,998)

Non-GAAP amounts	$1,069,380	$319,149	$218,901	$100,248	$18,655	$26,982	$54,611

GAAP net income per share - diluted							$0.12

Non-GAAP net income per share - diluted							$0.39

Weighted average common shares - basic							138,478

Weighted average common shares - diluted							140,605

	For the Nine Months Ended September 30, 2013

	Sales	Gross Margin	Operating Expense	Operating Income	Other (Income) Expense	Income Tax Expense (Benefit)	Net Income (Loss)
Amounts in accordance with GAAP	$2,421,835	$656,377	$723,742	$(67,365)	$55,208	$(76,630)	$(45,943)
Reduction in revenue related to Comcast’s investment in ARRIS	13,182	13,182	-	13,182	-	-	13,182
Acquisition accounting impacts related to fair value of inventory	-	57,600	-	57,600	-	-	57,600
Acquisition accounting impacts related to deferred revenue	3,973	2,478	-	2,478	-	-	2,478
Product Rationalization	-	13,582	-	13,582	-	-	13,582
Stock compensation expense	-	2,945	(21,708)	24,653	-	-	24,653
Amortization of intangible assets	-	-	(128,571)	128,571	-	-	128,571
Integration, acquisition, restructuring and other costs	-	-	(71,126)	71,126	-	-	71,126
Credit facility - ticking fees	-	-		-	(865)	-	865
Mark-to-market FV adjustment related to Comcast’s investment in ARRIS	-	-	-	-	(13,189)	-	13,189
Non-cash interest expense	-	-		-	(9,926)	-	9,926
Net tax items	-	-	-	-	-	143,034	(143,034)

Non-GAAP amounts	$2,438,990	$746,164	$502,337	$243,827	$31,228	$66,404	$146,195

GAAP net loss per share - diluted (1)							$(0.35)

Non-GAAP net income per share - diluted							$1.11

Weighted average common shares - basic							129,502

Weighted average common shares - diluted							132,169

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

Net Tax Items: We have excluded the tax effect of the non-GAAP items mentioned above. Additionally, we have excluded the effects of certain tax adjustments related to tax and legal restructuring, state valuation allowances, research and development tax credits and provision to return differences.

Comparison of Operations for the Three and Nine Months Ended September 30, 2014 and 2013

Net Sales

The table below sets forth our net sales for the three and nine months ended September 30, 2014 and 2013, for each of our segments (in thousands):

	Net Sales				Increase (Decrease) Between 2014 and 2013
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30		For the Nine Months Ended September 30
	2014	2013	2014	2013	$	%	$	%

Business Segment:
CPE	$945,386	$743,890	$2,861,912	$1,589,785	$201,496	27.1%	$1,272,127	80.0%
N&C	460,837	325,471	1,202,105	849,382	135,366	41.6%	352,723	41.5%
Other	(778)	(1,537)	(4,483)	(17,332)	759	49.3%	12,849	74.1%

Total sales	$1,405,445	$1,067,824	$4,059,534	$2,421,835	$337,621	31.6%	$1,637,699	67.6%

The table below sets forth our domestic and international sales for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Net Sales				Increase (Decrease) Between 2014 and 2013
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30		For the Nine Months Ended September 30
	2014	2013	2014	2013	$	%	$	%
Domestic	$1,029,180	$731,439	$3,057,970	$1,631,083	$297,741	40.7%	$1,426,887	87.5%
International
Americas, excluding U.S.	246,922	217,843	661,005	501,052	29,079	13.3%	159,953	31.9%
Asia Pacific	38,584	48,869	113,674	108,102	(10,285)	(21.0)%	5,572	5.2%
EMEA	90,759	69,673	226,885	181,598	21,086	30.3%	45,287	24.9%

Total International	376,265	336,385	1,001,564	790,752	39,880	11.9%	210,812	26.7%

Total sales	$1,405,445	$1,067,824	$4,059,534	$2,421,835	$337,621	31.6%	$1,637,699	67.6%

Customer Premises Equipment Net Sales 2014 vs. 2013

During the three months ended September 30, 2014 sales in our CPE segment increased by approximately 27.1% as compared to the same period in 2013. The increase was driven by strong cable and telco set-tops and DSL demand.

During the nine months ended September 30, 2014 sales in our CPE segment increased by approximately 80.0%, as compared to the same period in 2013. The sales increase reflects the inclusion of sales associated with our acquisition of Motorola Home as well as the introduction of new products, in particular the XG1 and Verizon Media Server (VMS) video gateways and a variety of new advanced broadband gateway devices in the second part of 2013.

Network and Cloud Net Sales 2014 vs. 2013

During the three months ended September 30, 2014, sales in N&C segment increased by approximately 41.6% as compared to the same period in 2013. The increase reflects strong sales across most product lines, led by our new CMTS platform, the E6000 CCAP, and video solutions.

During the nine months ended September 30, 2014, sales in N&C segment increased by approximately 41.5%, as compared to the same period in 2013. The increase reflects the inclusion of sales associated with our acquisition of Motorola Home, as well as sales of the E6000, which was introduced during 2013.

Gross Margin

The table below sets forth our gross margin for the three and nine months ended September 30, 2014 and 2013 (in thousands, except percentages):

	Gross Margin				Increase (Decrease) Between 2014 and 2013
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30		For the Nine Months Ended September 30
	2014	2013	2014	2013	$	%	$	%
Gross margin dollars	$435,734	$316,895	$1,201,921	$656,377	$118,839	37.5%	$545,544	83.1%
Gross margin percentage	31.0%	29.7%	29.6%	27.1%		1.3		2.5

During the three months ended September 30, 2014, gross margin dollars and gross margin percentage increased as compared to the same period in 2013. The increase in gross margin dollar is the result of higher sales. The increase in gross margin percentage is the result of product mix, reflecting a higher percentage of N&C products which carry a higher gross margin percent.

During the nine months ended September 30, 2014, gross margin dollars and gross margin percentage increased as compared to the same period in 2013. The increase in gross margin dollars is primarily the result of the inclusion of sales associated with our acquisition of Motorola Home. The increase in gross margin is the result of product mix. In addition, the gross margin for the nine months ended September 30, 2013 includes a $57.6 million impact associated with writing up the historic cost of the Motorola Home inventory to fair value at the date of acquisition (subsequently increasing cost of goods sold) as well as $13.6 million of costs associated with the rationalization of certain products after the acquisition date.

Operating Expenses

The table below provides detail regarding our operating expenses (in thousands):

	Operating Expenses				Increase (Decrease) Between 2014 and 2013
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30		For the Nine Months Ended September 30
	2014	2013	2014	2013	$	%	$	%
Selling, general and administrative	$103,497	$99,666	$314,991	$227,691	$3,831	3.8%	$87,300	38.3%
Research & development	142,802	128,716	421,077	296,354	14,086	10.9%	124,723	42.1%
Amortization of intangible assets	57,100	65,053	179,835	128,571	(7,953)	(12.2)%	51,264	39.9%
Integration, acquisition, restructuring & other	10,226	12,278	34,246	71,125	(2,052)	(16.7)%	(36,879)	(51.9)%

Total	$313,625	$305,713	$950,149	$723,741	$7,912	2.6%	$226,408	31.3%

Selling, General, and Administrative, or SG&A, Expenses

During the three months ended September 30, 2014, SG&A expenses increased by approximately 3.8% as compared to the same period in 2013.

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

Research & Development, or R&D, Expenses

Included in our R&D expenses are costs directly associated with our development efforts (people, facilities, materials, etc.) and reasonable allocations of our information technology and corporate facility costs. R&D expenses for the three months ended September 30, 2014 increased by approximately 10.9% as compared to the same period in 2013.

R&D expenses for the nine months ended September 30, 2014 increased as compared to the same period in 2013 due to the inclusion of expenses associated with the Motorola Home acquisition, as well as higher allocations of information technology and other costs.

Amortization of Intangible Assets

Our intangible amortization expense relates to finite-lived intangible assets acquired in business combinations or acquired individually. Intangibles amortization expense for the three months ended September 30, 2014 and 2013 was $57.1 million and $65.1 million, respectively. For the nine months ended September 30, 2014 and 2013, intangible amortization expense was $179.8 million and $128.6 million, respectively.

Integration, Acquisition, Restructuring and Other Costs

During the three months ending September 30, 2014 and 2013, we recorded acquisition-related expenses and integration expenses of $7.2 million and $6.2 million, respectively. Acquisition and integration related expenses declined $5.3 million compared to the prior quarter. During the nine months of 2014 and 2013, we recorded acquisition-related expenses and integration expenses of $31.6 million and $32.8 million, respectively. These expenses primarily related to the acquisition of Motorola Home and consisted primarily of integration related outside services and legal fees.

During the three months ended September 30, 2014 and 2013, we recorded restructuring charges of approximately $3.0 million and $6.1 million, respectively. Restructuring charges during the three months ended September 30, 2014 related primarily to facility rationalization initiatives, resulting in severance and employee termination benefits for 150 employees. During the nine months ended September 30, 2014 and 2013, we recorded restructuring (recovery) charges of approximately $2.6 million and $38.3 million, respectively. The charge recorded in 2014 was related to severance and employee termination benefits and the charges in 2013 were related to severance, employee termination benefits and facilities.

Direct Contribution

The table below sets forth our direct contribution for the three and nine months ended September 30, 2014 and 2013, for each of our segments (in thousands):

	Direct Contribution				Increase (Decrease) Between 2014 and 2013
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30		For the Nine Months Ended September 30
	2014	2013	2014	2013	$	%	$	%
Business Segment:
CPE	$208,163	$158,035	$624,732	$315,305	$50,128	31.7%	$309,427	98.1%
N&C	134,217	61,763	304,133	187,354	72,454	117.3%	116,779	62.3%
Other	(152,945)	(131,285)	(463,012)	(370,327)	(21,660)	(16.5)%	(92,685)	(25.0)%

Total	$189,435	$88,513	$465,853	$132,332	$100,922	114.0%	$333,521	252.0%

Customer Premises Equipment Direct Contribution 2014 vs. 2013

During the three months ended September 30, 2014 direct contribution in our CPE segment increased by approximately 31.7% as compared to the same period in 2013. The direct contribution is favorably impacted by product mix and higher sales.

During the nine months ended September 30, 2014 direct contribution in our CPE segment increased by approximately 98.1% as compared to the same period in 2013. The increase is primarily attributable to the inclusion of direct contribution associated with our acquisition of Motorola Home. Further, the direct contribution is favorably impacted by product mix, given, that in the aggregate the contribution margin of former Motorola Home products is greater than that of former ARRIS products.

Network and Cloud Direct Contribution 2014 vs. 2013

During the three months ended September 30, 2014, direct contribution in our N&C segment increased by approximately 117.3% as compared to the same period in 2013. The increase is primarily attributable to the increase in E6000 CCAP and video solutions.

During the nine months ended September 30, 2014, direct contribution in our N&C segment increased by approximately 62.3% as compared to the same period in 2013. The increase is primarily attributable to the inclusion of direct contribution associated with our acquisition of Motorola Home.

Other Expense (Income)

Interest Expense

Interest expense for the three months ended September 30, 2014 and 2013 was $14.2 million and $25.2 million respectively. For the nine months ended September 30, 2014 and 2013, interest expense was $49.0 million and $48.4 million respectively. During the nine months ended September 30, 2014, optional debt pre-payments were made resulting in the accelerated write-off of deferred financing fees and debt discount of $2.7 million. In addition, interest expense reflects the amortization of deferred finance fees, the debt discount for the term loans and interest paid on term loans and other debt obligations. The three and nine months ended September 30, 2013, interest expense also included the non-cash interest component of our convertible subordinated notes which were fully redeemed during the fourth quarter of 2013.

Interest Income

Interest income during the three months ended September 30, 2014 and 2013 was $0.7 million and $0.8 million, respectively. During the nine months ended September 30, 2014 and 2013, interest income was $1.9 million and $2.3 million, respectively. The income reflects interest earned on cash, cash equivalents, short-term and long-term investments.

Loss on Foreign Currency

During the three and nine months ended September 30, 2014, we recorded a foreign currency loss of approximately $3.1 million and $3.8 million, respectively. During the three and nine months ended September 30, 2013, we recorded a foreign currency gain of approximately $3.8 million and $2.7 million, respectively. We have US dollar functional currency entities that bill certain international customers in their local currency and foreign functional currency entities that procure in U.S. dollars. Additionally, certain intercompany transactions are denominated in foreign currencies and subject to revaluation. To mitigate the volatility related to fluctuations in the foreign exchange rates, we have entered into various foreign currency contracts. The gain or loss on foreign currency is driven by the fluctuations in the foreign currency exchange rates.

Loss (Gain) on Investments

During the three months ended September 30, 2014 and 2013, we recorded a net loss (gain) on investments, including impairment charges in 2014, of $6.4 million, and $(0.3) million, respectively. During the nine months ended September 30, 2014 and 2013, we recorded a net loss (gain) on investments, including impairment charges in 2014, related to these investments of $11.3 million, and $(1.5) million, respectively.

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

During the third quarter of 2014, the Company performed an evaluation of its investments and concluded that two private companies had indicators of impairment, and that their fair value had declined. This resulted in other-than-temporary impairment charges of $4.0 million during the quarter ended September 30, 2014. No impairment charges were recorded in 2013.

Other Expense (Income), net

Other expense (income), net for the three months ended September 30, 2014 and 2013 was $(0.1) million and $1.7 million, respectively. For the nine months ended September 30, 2014 and 2013, other expense was $6.5 million and $13.4 million, respectively.

For the nine months ended September 30, 2014, we recorded a $2.1 million write-down in the carrying value of land and building reclassified as held for sale as a result of obtaining a letter of intent for its sale and is included in other expense (income), net.

In connection with Comcast’s agreement in January 2013 to invest in ARRIS upon the acquisition of Motorola Home, accounting guidance requires that, since the agreed-upon purchase price was less than the market price on the date of agreement, the resulting forward arrangement be marked to market for the difference in fair value. This resulted in a mark-to-market adjustment of $13.2 million in the nine months ended September 30, 2013 and is recorded as Other expense (income), net.

Income Tax Expense

For the three and nine month periods ended September 30, 2014, we recorded income tax expense of $44.5 million and $48.7 million, respectively as compared to a tax benefit of $28.0 million and $76.6 million, respectively in the same periods in 2013. The change in the income tax expense (benefit) for the three and nine month periods ended September 30, 2014 compared to the three and nine months period ended September 30, 2013, was due to the change in earnings from continuing operations, as a result of the Motorola Home acquisition that occurred on April 17, 2013 and its related significant, infrequent and unusual book charges. In addition, there were significant and unusual tax charges relating to an estimated increase in acquired net operating losses from the Motorola Home acquisition, less associated valuation allowances, a favorable change in state deferred tax rates due to supply chain related integration planning, an unfavorable accrual of uncertain tax positions relating to dual consolidated losses, a favorable impact of intangibles reattributed and an unfavorable impact from return to provision adjustments.

For the nine month period ended September 30, 2014, the Company recorded a pre-tax book loss of approximately $30.6 million relating to acquisition costs incurred on the Motorola Home acquisition, on which a tax benefit of $10.9 million was recorded. The company also recorded pre-tax book losses of $9.1 million on investments and available for sale assets, generating a tax benefit of $3.3 million during the nine month period ended September 30, 2014. Also during the nine month period ended September 30, 2014, the Company recorded a tax benefit of approximately $18.2 million relating to an estimated increase in acquired net operating losses from the Motorola Home acquisition, a tax expense of approximately $4.4 million on additional liabilities for uncertain tax positions, a $3.8 million benefit on changes in state deferred income tax rates, a $1.8 million benefit on changes to valuation allowances, a benefit of $4.0 million for reattributed intangibles, and an unfavorable charge of $6.2 million for provision to return adjustments. The Company has not yet recorded a favorable impact from research and development credits, as the credit has not yet been reenacted for the 2014 tax year.

During the third quarter of 2014, the Company identified and corrected an immaterial error in the accounting for income taxes related to the prior year ended December 31, 2013. The correction related to the Company’s subsequent consideration of certain tax consequences related to a legal entity and tax restructuring completed in the fourth quarter of 2013. The impact of adjusting these amounts had a non-cash effect, increasing income tax expense and noncurrent income tax liabilities by $9.8 million. In accordance with ASC Topic 250, Accounting Changes and Error Corrections, the Company evaluated the impact on its financial statements for the year ended December 31, 2013 and the expected full year results for the year ending December 31, 2014 and concluded that the results of operations for these periods were not materially misstated. In reaching its conclusion the Company considered both quantitative and qualitative factors. The quantitative factors included calculating the impact of the error on the effected financial statements and assessing materiality. The qualitative factors included, but were not limited to the absences of impact on debt covenants, management compensation and segment reporting. Based on its evaluation, the Company concluded that it is not probable that the judgment of a reasonable person relying on the financial statements would have been changed or influenced by the correction.

Financial Liquidity and Capital Resources

Overview

Following completion of the Motorola Home acquisition, one of our key strategies remains maintaining and improving our capital structure. The key metrics we focus on are summarized in the table below:

Liquidity & Capital Resources Data

	Nine Months Ended September 30,
	2014	2013
	(in thousands, except DSO and turns)
Key Working Capital Items
Cash provided by operating activities	$337,091	$380,198
Cash, cash equivalents, and short-term investments	$593,816	$666,501
Long-term U.S. corporate & government agency bonds	$5,331	$28,477
Accounts receivable, net	$703,566	$627,844
Days Sales Outstanding (“DSOs”)	47	55	(1)
Inventory	$368,628	$350,919
Inventory turns	11.6	9.0	(1)

Key Financing Items
Convertible notes at face value	$–	$231,972
Term loans at face value	$1,561,313	$1,893,375
Cash used for debt repayment	$195,903	$31,625

Capital Expenditures	$41,759	$53,383

(1)	Using annualized activity from the third quarter 2013, the first full quarter as a combined company following the Acquisition.

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

Accounts receivable increased during the first nine months of 2014 as compared to 2013, primarily as a result of higher sales. Looking forward, it is possible that DSOs may increase dependent upon our customer mix and payment patterns, particularly if international sales increase as customers internationally typically have longer payment terms.

Inventory increased in 2014 as compared to 2013. Inventory turns during the first nine months of 2014 were 11.6 as compared to 9.0 in the same period of 2013.

Term Debt Repayments

In the first nine months of 2014, we repaid $195.9 million of debt, of which $41.2 million is of our term debt, including a $150 million of optional prepayment and $4.7 million of debt assumed and settled in conjunction with the closing of the Seawell acquisition in April 2014.

In the first nine months of 2013, we repaid $31.6 million of our term debt.

Summary of Current Liquidity Position and Potential for Future Capital Raising

We believe our current liquidity position, where we have approximately $593.8 million of cash, cash equivalents, and short-term investments and $5.3 million of long-term marketable securities on hand as of September 30, 2014, together with approximately $247.4 million in availability under our new Revolving Credit Facility, together with the prospects for continued generation of cash from operations are adequate for our short- and medium-term business needs. Our cash, cash-equivalents and short-term investments as of September 30, 2014 include approximately $167.9 million held by foreign subsidiaries whose earnings we expect to reinvest indefinitely outside of the United States. We do not expect to need the cash generated by those foreign subsidiaries to fund our domestic operations. However, in the unforeseen event that we repatriate cash from those foreign subsidiaries, in excess of what is owed to the United States parent, we may be required to provide for and pay U.S. taxes on permanently repatriated funds.

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

Senior Secured Credit Facilities

In April 2013, we entered into senior secured credit facilities with Bank of America, N.A. and various other institutions, which are comprised of (i) a “Term Loan A Facility” of $1.1 billion, (ii) a “Term Loan B Facility” of $825 million and (iii) a “Revolving Credit Facility” of $250 million. The Term Loan A Facility and the Revolving Credit Facility have terms of five years. The Term Loan B Facility has a term of seven years. Interest rates on borrowings under the senior credit facilities are set forth in the table below. As of September 30, 2014, we had $1,561.3 million face value outstanding under the Term Loan A and Term Loan B Facilities and no amounts drawn under the Revolving Credit Facility and letters of credit totaling $2.6 million issued under the Revolving Credit Facility.

	Rate	As of September 30, 2014
Term Loan A	LIBOR + 1.75%	1.90%
Term Loan B	LIBOR(1) + 2.50%	3.25%
Revolving Credit Facility(2)	LIBOR + 1.75%	Not Applicable

(1)	Includes LIBOR floor of 0.75%
(2)	Includes unused commitment fee of 0.35% and letter of credit fee of 1.75% not reflected in interest rate above.

Borrowings under the senior secured credit facilities are secured by first priority liens on substantially all of our assets and certain of our present and future subsidiaries who are or become parties to, or guarantors under, the credit agreement governing the senior secured credit facilities (the “Credit Agreement”). The Credit Agreement contains usual and customary limitations on indebtedness, liens, restricted payments, acquisitions and asset sales in the form of affirmative, negative and financial covenants, which are customary for financings of this type, including the maintenance of a minimum consolidated interest coverage ratio of not less than 3.5:1 and a maximum consolidated net leverage ratio of 3.75:1 (with an additional scheduled decreases to 3.5:1). As of September 30, 2014, we were in compliance with all covenants under the Credit Agreement.

The Credit Agreement provides for certain step downs in the interest rates paid on the Term Loan A, Term Loan B and Revolving Credit Facility upon achievement of tiered lowered leverage ratios. As a result of our lowered leverage ratio at the end of the second quarter, the interest rate paid on the Term Loan A, Term Loan B and Revolving Credit Facility decreased by 25 basis points. Since inception, we have realized a total 50 basis points decrease in the interest rate paid on the Term Loan A and Revolving Credit Facility and 25 basis points decrease in the interest paid rate on the Term Loan B. There are no further interest rate decreases available to us in the current Credit Agreement.

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

Commitments

Our contractual obligations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013. There has been no material change to our contractual obligations during the first nine months of 2014.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Cash Flow

Below is a table setting forth the key line items of our Consolidated Statements of Cash Flows (in thousands):

	For the Nine Months Ended September 30,
	2014	2013
Cash provided by
Operating activities	$337,091	$380,198
Investing activities	(53,238)	(1,972,719)
Financing activities	(199,292)	2,001,932

Net increase in cash and cash equivalents	$84,561	$409,411

Operating Activities:

Below are the key line items affecting cash provided by operating activities (in thousands):

	For the Nine Months Ended September 30,
	2014	2013
Net income (loss)	$134,451	$(45,943)
Adjustments to reconcile net income to cash provided by operating activities	274,773	181,716

Net income including adjustments	409,224	135,773
(Increase) decrease in accounts receivable	(70,627)	17,793
(Increase) decrease in inventory	(38,499)	60,345
Increase in accounts payable and accrued liabilities	2,592	155,264
All other – net	34,401	11,023

Cash provided by operating activities	$337,091	$380,198

Net income including adjustments, increased $273.5 million during the first nine months of 2014 as compared to 2013.

Accounts receivable increased by $70.6 million during the first nine months of 2014. This increase was primarily a result of higher sales and payment patterns of our customers.

Inventory increased by $38.5 million during the first nine months of 2014, reflecting robust demand for certain products. The decrease in 2013 reflects the turnaround effect of inventory markup of $57.6 million to fair value in purchase accounting as a result of the Acquisition and the disposal of certain inventory as a result of product rationalization.

Accounts payable and accrued liabilities increased by $2.6 million during the first nine months of 2014. The increase of $155.3 million during the first nine months of 2013 was largely related the increase in accounts payable due to the acquisition of Motorola Home.

All other accounts, net, includes the changes in other receivables, income taxes payable (recoverable), and prepaids. The other receivables represent amounts due from our contract manufacturers for material used in the assembly of our finished goods. The change in our income taxes recoverable account is a result of the timing of the actual estimated tax payments during the year as compared to the actual tax liability for the year. The net change during the first nine months of 2014 was approximately $34.4 million.

Investing Activities:

Below are the key line items affecting investing activities (in thousands):

	For the Nine Months Ended September 30,
	2014	2013
Purchases of property, plant and equipment	$(41,759)	$(53,383)
Sale of property, plant and equipment	19	90
Purchases of investments	(40,901)	(104,546)
Sales of investments	29,319	393,234
Acquisitions, net of cash acquired	84	(2,208,114)

Cash used in investing activities	$(53,238)	$(1,972,719)

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

Financing Activities:

Below are the key line items affecting our financing activities (in thousands):

	For the Nine Months Ended
	September 30,
	2014	2013
Proceeds from issuance of debt	$–	$1,925,000
Cash paid for debt discount	–	(9,853)
Payment of debt obligations	(195,903)	(31,625)
Early redemption of convertible notes	–	(79)
Deferred financing costs paid	–	(42,356)
Excess income tax benefits from stock-based compensation plans	14,651	6,416
Repurchase of shares to satisfy minimum tax withholdings	(29,605)	(12,522)
Proceeds from issuance of common stock	11,565	166,951

Cash (used in) provided by financing activities	$(199,292)	$2,001,932

Proceeds From Issuance of Debt – As part of the Motorola Home acquisition, we entered into senior secured credit facilities which include Term Loan A facility of $1.1 billion with a term of five years and Term Loan B facility of $0.8 billion with a term of seven years.

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

Foreign Currency

A significant portion of our products are manufactured or assembled in China, Mexico and Taiwan, and we have research and development centers in Argentina, China, India, Ireland, Israel and Sweden. Our sales into international markets have been and are expected in the future to be an important part of our business. These foreign operations are subject to the usual risks inherent in conducting business abroad, including risks with respect to currency exchange rates, economic and political destabilization, restrictive actions and taxation by foreign governments, nationalization, the laws and policies of the United States affecting trade, foreign investment and loans, and foreign tax laws.

We have certain international customers that are billed in their local currency and certain international operations that procure in U.S. dollars. In addition, we have certain predicable expenditures for international operations in local currency. We use a hedging strategy and enter into forward or currency option contracts based on a percentage of expected foreign currency revenues and expenses. The percentage can vary, based on the predictability of the revenues denominated in the foreign currency.

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

We execute letters of credit and bank guarantees in favor of certain landlords, customers and vendors to guarantee performance on contracts. Certain financial instruments require cash collateral, and these amounts are reported as restricted cash. As of September 30, 2014 and December 31, 2013, we had approximately $1.0 million and $1.1 million outstanding, respectively, of restricted cash.

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

We hold cost method investments in private companies. These investments are recorded at $10.3 million and $15.3 million as of September 30, 2014 and December 31, 2013, respectively. See Note 5 of Notes to the Consolidated Financial Statements for disclosures related to the fair value of our investments.

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

Capital Expenditures

Capital expenditures are made at a level designed to support the strategic and operating needs of the business. ARRIS’ capital expenditures were $41.8 million in the first nine months of 2014 as compared to $53.4 million in the first nine months of 2013. Management expects to invest approximately $55 million in capital expenditures for the fiscal year 2014.

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

Our critical accounting policies and estimates are disclosed in our Form 10-K for the year ended December 31, 2013, as filed with the SEC. Our critical accounting estimates have not changed in any material respect during the nine months ended September 30, 2014.

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

AIP v. MSOs, C.A. 12-cv-01690 et al., District of Delaware. On December 11, 2012, AIP filed several suits against service providers alleging infringement of four U.S. patents. The complaint requests unspecified damages for infringement and injunction against future infringement. This case has been stayed pending Inter Partes Review at the United States Patent and Trademark Office. The Patent Trial and Appeals Board recently ruled all claims of the patent are invalid. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify one or more of the MSOs and/or pay damages for utilizing certain technology.

Bear Creek Technologies v. MSOs, C.A. 2:11-cv-00103, District of Delaware. In February 2011, Bear Creek sued MSOs, Telcos and other VoIP service providers for infringement of US Patent No. 7,889,722, relating to EMTAs. Certain of our customers have requested that we provide indemnification. The complaint requests unspecified damages for past infringement and injunction against future infringement. This case has been stayed pending reexamination of the patent by the United States Patent and Trademark Office. All claims of the patent have been rejected in the re-exam and that rejection is currently under appeal by the patent owner. To date, no evidence of damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify the MSOs and/or pay damages for utilizing certain technology.

Broadband iTV v. Time Warner Cable (TWC) et al., C.A. 1:14-cv-00169, District of Hawaii. On April 9, 2014, Broadband iTV filed suit against TWC alleging infringement of U.S. Patent No. 7,631,336 relating to media sharing. The complaint requests unspecified damages for past infringement and an injunction. An Inter Partes Review has been filed on this patent with the United States Patent and Trademark Office and is awaiting action. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify TWC and/or pay damages for utilizing certain technology.

C-Cation v. ARRIS et al., C.A. 14-cv-00059, Eastern District of Texas. On February 4, 2014, C-Cation filed suit against TWC, ARRIS, Cisco and Casa alleging infringement of U.S. Patent No. 5,563,883 relating to channel management. ARRIS has filed a Petition for Inter Partes Review at the United States Patent and Trademark Office and is awaiting action on the Petition. The complaint requests unspecified damages for past and future infringement. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to pay damages for utilizing certain technology.

Constellation Technologies v. TWC, 2:13-cv-01079, U.S. District Court, Eastern District of Texas; and ARRIS v. Constellation Technologies and Rockstar Consortium, 14-cv-00114 (UNA), U.S. District Court, District of Delaware. On December 11, 2013, Constellation Technologies sued TWC alleging infringement of six US patents acquired from Nortel through Rockstar Consortium. The complaint alleges unspecified damages for past infringement. On January 30, 2014 ARRIS filed suit against Constellation Technologies and Rockstar Consortium alleging that the entire Nortel patent portfolio is the subject of a previous license to ARRIS, that Rockstar’s licensing tactics amount to unfair competition, as well as asking for a declaration of non-infringement of eight U.S. patents 5,471,474; 5,761,197; 6,128,298; 6,128,649; 6,130,893; 6,321,253; 7,154,879; and 8,464,299 formerly part of the Nortel portfolio. Several MSOs have asked ARRIS (and other suppliers) to indemnify them. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify one or more of the MSOs and/or pay damages for utilizing certain technology.

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

Dragon Intellectual Property v. MSOs, C.A. 13-cv-02069; 13-cv-02063, etc., District of Delaware (RGA). Dragon IP filed suit against several MSOs alleging infringement of US Patent No. 5,930,444. The complaint requests unspecified damages for infringement and injunction against future infringement. A Petition for Inter Partes Review of the asserted patent has been filed with the United States Patent and Trademark Office. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify the MSOs and/or pay damages for utilizing certain technology.

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

FutureVision.com v. MSOs, C.A. 13-cv-00855, District of Delaware. On May 16, 2013, FutureVision.com filed suit against several service providers alleging infringement of U.S. Patent No. 5,877,755 relating to an interactive broadband multimedia systems. FutureVision.com subsequently filed suit on July 2, 2014 against several additional service providers. The complaint requests unspecified damages for past and future infringement. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify one or more of the MSOs and/or pay damages for utilizing certain technology.

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

Motorola Mobility v. Microsoft, C.A. 11-cv-01408, Western District of Washington. Motorola filed suit against Microsoft alleging infringement of multiple Motorola patents. Microsoft counterclaimed alleging infringement of several Microsoft patents, including two patents asserted against General Instrument products. It is premature to assess the likelihood of an unfavorable outcome. With respect to the liability attributable to Motorola Home products in this matter, a subsidiary of Google has agreed to indemnify ARRIS.

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

Sprint Communications v. MSOs, C.A. 11-cv-2686, District of Kansas. On December 19, 2011, Sprint filed suit against several MSOs alleging infringement of several patents alleged to cover various aspects of voice services. The complaint requests unspecified damages for past infringement and injunction against future infringement. To date, no evidence of damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify the MSOs and/or pay damages for utilizing certain technology. With respect to the liability attributable to Motorola Home products in this matter, a subsidiary of Google has agreed to indemnify ARRIS.

Steelhead Licensing v. Comcast, C.A. 13-cv-02076, District of Delaware (RGA). On December 20, 2013, Steelhead filed suit against Comcast alleging infringement of US Patent No. 8,082,318. The complaint requests unspecified damages for infringement and injunction against future infringement. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify Comcast and/or pay damages for utilizing certain technology.

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

In the acquisition agreement entered into in connection with the acquisition of the Motorola Home business, a subsidiary of Google agreed to indemnify, defend and hold harmless ARRIS and various related parties with respect to, among other things, any losses suffered by ARRIS as a result of a court order involving, or the settlement of, certain agreed-upon litigation, including the two lawsuits described above that reference this indemnification obligation. There are various limitations upon this obligation, the most significant of which is that ARRIS was responsible for 50% of the first $50.0 million (i.e., $25.0 million) of losses attributable to past infringements as well as 50% of the first $50.0 million (i.e., $25.0 million) of future royalty payments and the costs of devising and implementing redesigns intended to avoid infringement. As a result of the settlement of Motorola Mobility’s litigation with TiVo in the third quarter of 2013, these particular obligations for contribution by ARRIS have been exhausted and ARRIS has made the payments for which it is responsible.

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

The broadband communication systems industry has gone through dramatic technological change resulting in service providers rapidly migrating their business from a one-way television service to a two-way communications network enabling multiple services, such as high-speed Internet access, residential telephony services, business telephony services and Internet access, digital television, video on demand and advertising services. New services, such as home security, power monitoring and control, HD television, 3-D television and 4K (or HD) television that are or may be offered by service providers, are also based on, and will be characterized by, rapidly evolving technology. The development of increasing transmission speed, density and bandwidth for Internet traffic has also enabled the provision of high quality, feature length video over the Internet. This so called over-the-

top IP video service enables content providers such as Netflix and Hulu and portals like Google to provide video services on-demand, by-passing traditional video service providers. As these service providers enhance their quality and scalability, traditional broadband service providers are moving to match them and provide even more competitive services over their existing networks, as well as over-the-top IP video for delivery not only to televisions but to computers, tablets, and telephones in order to remain competitive. Our business is dependent on our ability to develop products that enable current and new customers to exploit these rapid technological changes. We believe the continued growth of over-the-top IP video represents a shift in the traditional video delivery paradigm, and we cannot predict the effect it will have on our business.

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

Our continued integration of the operations could cause an interruption of, or loss of momentum in, our business and the possible loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with the acquisition and the integration of the two companies’ operations could have an adverse effect on the business, results of operations, financial condition or prospects of the combined company after the acquisition. In addition, we may experience unexpected difficulties and/or delays in combining Motorola Home systems with ours (which we expect to complete in the first half of 2015), including the subsequent testing related to applicable internal controls, or the discovery of material weaknesses with such internal controls, in a timely fashion which could have an adverse effect on our operations.

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

For the nine months ended September 30, 2014, sales to our four largest customers (including their affiliates, as applicable) accounted for approximately 18.5%, 14.3%, 10.1% and 10.0%, respectively, of our total revenue. While we have seen greater overall customer diversification as a result of the Motorola Home acquisition, sales to several customers have also significantly increased. The loss of one of our large customers, or a significant reduction in the products or services provided to any of them would have a material adverse impact on our business. For many of these customers, we also are one of their largest suppliers. As a result, if from time-to-time customers elect to purchase products from our competitors in order to diversify their supplier base and to dual-source key products or to curtail purchasing due to budgetary or market conditions, such decisions could have material consequences to our business. In addition, because of the magnitude of our sales to these customers the terms and timing of our sales are heavily negotiated, and even minor changes can have a significant impact upon our business.

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

As of September 30, 2014, we had approximately $1.6 billion in total indebtedness. In addition, we have a $247.4 million available under our revolving line of credit to support our working capital needs. Our debt service obligations with respect to this increased indebtedness could have an adverse impact on our earnings and cash flows for as long as the indebtedness is outstanding.

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

Our financial statements reflect substantial goodwill and intangible assets, approximately $938.3 million and $1,000.4 million, respectively, as of September 30, 2014, that was recognized in connection with acquisitions including the Motorola Home acquisition.

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

For the third quarter of 2014, approximately 26.8% of our sales were made outside of the United States. In addition, a significant portion of our products are manufactured or assembled in China, Mexico and Taiwan. As a result, we are exposed to risk of international operations, including:

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

Political instability and military and terrorist activities, including the continued unrest between the Ukraine and Russia and in Israel, may have significant impacts on our customers’ spending in these regions and can further enhance many of the risks identified above. In addition, a portion of our research and development operations and a portion of our contract manufacturing occur in Israel and we also have customer service, marketing and general and administrative employees at our Israeli facility. Most of our employees in Israel are obligated to perform annual reserve duty in the Israeli Defense Forces. In the past, several of these employees have been called for active military duty and, if hostilities increase again, we expect some will be called to active military duty.

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

Dated: November 7, 2014