Form 10-K
period 2014-12-31
ARRIS GROUP INC
filed 2015-02-27
CIK 1141107

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

For the fiscal year ended December 31, 2014

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

The aggregate market value of ARRIS Group, Inc.’s Common Stock held by non-affiliates as of June 30, 2014 was approximately $4.6 billion (computed on the basis of the last reported sales price per share of such stock of $32.53 on the NASDAQ Global Market System). For these purposes, directors, officers and 10% shareholders have been assumed to be affiliates.

As of January 31, 2015, 145,161,490 shares of ARRIS Group, Inc.’s Common Stock were outstanding.

Portions of ARRIS Group, Inc.’s Proxy Statement for its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III.

i

PART I

Item 1.	Business

As used in this Annual Report, unless the context requires otherwise, “we,” “our,” “us,” “the Company,” and “ARRIS” refer to ARRIS Group, Inc. (and its predecessors) and our consolidated subsidiaries.

General

Our principal executive offices are located at 3871 Lakefield Drive, Suwanee, Georgia 30024, and our telephone number is (678) 473-2000. We maintain a website at www.arris.com. The information contained on our website is not part of, and is not incorporated by reference into, this Form 10-K. On our website, we provide links to copies of the annual, quarterly and current reports that we file with the Securities and Exchange Commission (“SEC”), Section 16 reports that our officers and directors file with the SEC, any amendments to those reports, proxy materials for meetings of our shareholders, and all Company news releases. Investor presentations are also frequently posted on our website. Copies of our code of ethics and the charters of our standing board committees also are available on our website. We will provide investors copies of these documents in electronic or paper form upon request, free of charge. We will disclose on our website or on a Current Report on Form 8-K any waivers or amendments to our code of ethics made with respect to our directors and executive officers.

Glossary of Terms

Below are commonly used acronyms in our industry and their meanings:

Acronym	Terminology
AdVOD	Linear and Demand Oriented Advertising
ARPU	Average Revenue Per User
BEQ	Broadband Edge QAM
BSR	Broadband Services Router
Cable VoIP	Cable Voice over Internet Protocol
CAM	Cable Access Module
CBR	Constant Bit Rate
CCAP	Converged Cable Access Platform
CE	Consumer Electronics
CMS	Content Management System
CMTS	Cable Modem Termination System
COTS	Commercial Off the Shelf
CPE	Customer Premises Equipment
CVeX	Converged Video Exchange
CWDM	Coarse Wave Division Multiplexing
DBS	Digital Broadcast Satellite
DCT	Digital Consumer Terminal
DOCSIS®	Data Over Cable Service Interface Specification
DPI	Digital Program Insertion
DRM	Digital Rights Management
DSL	Digital Subscriber Line
DTA	Digital Television Adapter
DVB	Digital Video Broadcasting
DVR DWDM	Digital Video Recorder Dense Wave Division Multiplexing
EMTA	Embedded Multimedia Terminal Adapter
EPON	Ethernet over Passive Optical Network
eQAM	Edge Quadrature Amplitude Modulator
FPGA	Field Programmable Gate Arrays
FTTH	Fiber to the Home
FTTP	Fiber to the Premises
GAAP	Generally Accepted Accounting Principles
GHZ	Gigahertz
GPA	General Purchase Agreements
HD	High Definition

Acronym	Terminology
HD-DVR	High Definition Digital Video Recorder
HDTV	High Definition Television
HDR	High Dynamic Range
HEVC	High Efficiency Video Coding
HFC	Hybrid Fiber-Coaxial
IFRS	International Financial Reporting Standards
ILEC	Incumbent Local Exchange Carrier
IoT	Internet of Things
IP	Internet Protocol
IPR	Intellectual Property Rights
IPTV	Internet Protocol Television
IRD	Integrated Receiver / Decoder
LAN	Local Area Network
Mbps	Megabits per Second
MPEG	Moving Picture Experts Group
MPEG-2	Moving Picture Experts Group, Standard No. 2
MPEG-4	Moving Picture Experts Group, Standard No. 4
M-CMTS	Modular CMTS
MSO	Multiple Systems Operator
MSP	Media Services Platform
MTA	Multimedia Terminal Adapter
MVPD	Multichannel Video Programming Distributors
NGNA	Next Generation Network Architecture
NDVR	Network Digital Video Recorder
NPVR	Network Personal Video Recorder
NSM	Network Service Manager
NIU	Network Interface Unit
OLT	Optical Line Termination
ONU	Optical Network Unit
OEM	Original Equipment manufacturer
OSS	Operations Support System
OTT	Over-the-Top
PC	Personal Computer
PCS	Post Contract Support
PCT	Patent Convention Treaty
PON PSTN	Passive Optical Network Public-Switched Telephone Network
PVR QAM	Personal Video Recorder Quadrature Amplitude Modulation
QoS	Quality of Service
RDK	Reference Design Kit
RF	Radio Frequency
RFOG	Radio Frequency over Glass
RGU	Revenue Generating Unit
SCTE	Society of Cable Telecommunication Engineers
SD	Standard Definition
SDV	Switched Digital Video
SLA	Service Level Agreement
TVE	TV Everywhere
UHD	Ultra High Definition
Triple Play	Bundled Offering of Internet, Telephone and TV
VAR	Value-Added Reseller
VOD	Video on Demand
VoIP	Voice over Internet Protocol
VPN	Virtual Private Network
VSP	Video Services Platform / Video Service Provider
VSOE	Vendor-Specific Objective Evidence

Overview

ARRIS is a global provider of entertainment and communications solutions. We are headquartered in Suwanee, Georgia. We operate in two business segments: Customer Premises Equipment (“CPE”) and Network & Cloud (“N&C”). We enable service providers including cable, telephone, and digital broadcast satellite operators and media programmers to deliver media, voice, and IP data services to their subscribers. We are a leader in set-tops, digital video and Internet Protocol Television (“IPTV”) distribution systems, broadband access infrastructure platforms, and associated data and voice CPE, which we also sell directly to consumers through retail channels. Our solutions are complemented by a broad array of services including technical support, repair and refurbishment, and system design and integration.

Industry Overview

Entertainment and communications delivery is evolving rapidly as a result of a convergence of trends — including increased competition among service providers, industry consolidation, advances in technology, and shifts in global content consumption behaviors.

Consumers have embraced new forms of content as well as new vehicles for consumption. Across the board, consumers are watching more content, more often, and on more devices. Both content and content delivery are evolving to address the demand. User-generated, streaming, and on-demand content continues to grow in popularity, facilitated by a burgeoning ecosystem of connected devices, including tablets, smartphones, media players, gaming consoles, IP set-tops, and smart TVs. The intersection of consumer demand for personalized content, growing libraries of media, and a broadening device ecosystem has yielded a ripe environment for popular new services like Over-the-Top (“OTT”), TV Everywhere (“TVE”), and multiscreen.

On the technology front, Internet Protocol (“IP”) video distribution is further transforming how content is managed and consumed. IP is not only facilitating new forms of video — like Ultra High-Definition (“UHD”) TV — and the ways in which video is delivered, but it is also accelerating the evolution of communications services, like interactive media and broadband. As a result, service providers are compelled to continually invest in and upgrade their network and expand their video, voice, data, and mobile services. Additional, a recent focus on delivering gigabit broadband speeds increases the need to scale networks to the growing demand for bandwidth as new video services like multiscreen video and always-on services like Internet of Things (“IoT”) continue to increase in popularity.

Providing these advanced services to consumers is a highly competitive business. This environment is driving service providers to enhance and expand their offerings by adding more high-definition (“HD”) channels, and now UHD content (also referred to as 4K or 8K), increasing data speeds and expanding mobile services to provide converged media experiences that bridge conventional TV and Internet services. This, in turn, is creating a market for regular video and broadband network upgrades as well as technology investment cycles in CPE, such as set-tops, data modems, and gateways.

Service providers continue to advance their capabilities to differentiate and gain market share. U.S. Cable operators and telcos are investing extensively to deploy enhanced user interfaces, higher broadband speeds, additional programming, integrated home networking and monitoring services, all with higher reliability. These cycles, combined with associated consumer trends and innovation in entertainment and communications delivery continues to accelerate industry growth.

Motorola Home Integration

Following our acquisition of the Motorola Home business from General Instrument Holdings, Inc., a subsidiary of Google, Inc. in 2013, ARRIS experienced significant growth in global scale and customer base and benefitted from an augmented engineering capability and product portfolio. As a result of the acquisition, ARRIS more than doubled in size and capitalized on many of the synergies between the two companies. Since then, we’ve focused on streamlining the combined businesses and assets, recently completing the major tasks of integrating order management, supply chain, IT, and finance. Today the overall process is nearly complete. We have phased out our Transition Service Agreements with Google and are moving forward as a single, unified company.

Current Operating Segments

The completion of the Motorola Home acquisition changed the way that we manage and review the performance of our business. As a result, beginning with the periods ended June 30, 2013, we report two operating segments, (1) Network & Cloud and (2) Customer Premises Equipment. Corporate and other expenses not included in the measure of segment contribution will be reported in an “All Other” category. See Note 10 to our financial statements for additional information.

Our Strategy

Our long-term business strategy is aimed at growth and expansion with the goal of transforming the future of consumer entertainment and connectivity. ARRIS is achieving that by:

•	Investing in global research and development

•	Advancing tomorrow’s consumer services and experiences

•	Deepening relationships with our customers

•	Gaining market share with new and existing service provider customers worldwide

•	Expanding the ARRIS product and solutions portfolio to serve satellite operators and grow retail channel sales

•	Enhancing the ARRIS brand

Specific aspects of our strategy include:

•

Leveraging ARRIS’ scale to drive profitable worldwide growth.     With the integration of the Motorola Home business, ARRIS has achieved a new level of scale to drive efficiencies. Our expanded portfolio, broader customer base, and larger sales team, expose us to a greater portion of worldwide spending on products in our markets.

•

Capitalizing on the evolution toward network convergence and all IP platforms to drive business growth.     New digital video services require IP-based infrastructure to reach consumers on their screen of choice. Service providers face a two-pronged challenge: meeting demand for these new services on legacy equipment, today, while transitioning equipment for tomorrow’s services to an all-IP model. ARRIS uniquely combines an end-to-end approach to the IP transition with an established footprint in the home and entrenched expertise in content delivery from the cloud to the home. Our end-to-end solutions give service providers a variety of choices for customizing their approach to the IP transition. They encompass network-based video transcoding, packaging, and compression technologies required to deliver new IP video formats; the cloud-based platforms to deliver robust and personalized user experiences; and a portfolio of video gateways that serve as the new hub for delivering IP-based entertainment to connected devices inside and outside the home.

•

Enabling differentiated and personalized multiscreen experiences through a holistic approach to content delivery.     The growth of connected consumer devices has created an opportunity for service providers to deliver new, more personalized content experiences to consumers across multiple screens. These experiences require control over content distribution as well as seamless integration into multiple touchpoints in the consumer experience. The challenge of supporting these differentiated experiences and monetizing them is the focus of ARRIS’ end-to-end content delivery strategy which leverages our expertise across hardware and software solutions in the cloud, network, and home to provide a holistic approach to personalization that can transform the entertainment experience.

•

Investing in our product and service portfolios through organic development, partnership and acquisition.     ARRIS has a comprehensive and robust development program designed to deliver new products to enhance our competitiveness and growth potential. We regularly evaluate opportunities to acquire capabilities that complement our internal research and development. We plan to continue targeting acquisition candidates that have complementary technology, products and talent.

•

Expanding our international business and exploring adjacent market opportunities.     ARRIS continuously seeks and analyzes investments in opportunities that allow us to capitalize on the growth of video and data services in global markets. Some examples include the growth of digital video and HDTV in Latin America, Europe, the Middle East and Africa (“EMEA”) and Asia as well as the demand for increased data speeds that are driving infrastructure investment. We also are pursuing opportunities in new and adjacent markets, including satellite and Telco.

Our Principal Products

We provide cable network operators, telco service providers, content programmers and retailers with components of our broad product portfolio ranging from the cloud and headend solutions to CPE and global support services. A cross-section of our products in each of our two business segments Network & Cloud and Customer Premises Equipment are depicted below:

Network & Cloud

•	CMTS/CCAP

•

The Cable Modem Termination System (“CMTS”) is cable operator headend equipment that communicates with cable modems to control the flow of data; allocates shared bandwidth and prioritizes and routes traffic. The Converged Cable Access Platform (“CCAP”) combines the functionality of a CMTS and an Edge QAM to enable voice, video and data in a converged IP network

•	Video Infrastructure

•

Multichannel Video Programming Distributors (“MVPD”) and Programmer Equipment that process and package video content for delivery over the service provider network to be received by a set-top or gateway. Includes encoding, compression, transcoding, storage, policy management, security and encryption, and signal modulation for HFC, DSL and/or fiber networks.

•	Ad Insertion Technologies supporting linear and on demand ad placement and substitution in MPEG and IP delivery environments.

•	Access & Transport

•

Equipment in the ground or on transmission poles between service providers’ headend and subscribers’ premises, as well as equipment used to initiate the distribution of content-carrying signals. Includes optical transmission equipment, Fiber Nodes, RF Amplifiers and metro Wi-Fi wireless products.

•	Global Services

•	Technical support, professional services, and system integration offerings to enable solutions sales of our end-to-end product portfolio.

•	Cloud Solutions

•	Software products that enable providers to securely deliver rich user experiences; multiscreen recommendation, offer management, and advertising services.

•	Workforce management solutions enabling Service Providers to efficiently manage and dispatch field technicians. Network surveillance and issue correlation software and services.

Customer Premises Equipment

•	Set-Top

•	A device installed at the subscriber’s television set and connects to the service provider network to decode secure digital video signals and render them as video on the television set.

•	Gateway

•	A device that connects to the service provider network and delivers video, voice, and data services throughout the subscriber’s home.

•	DSL and Cable Modem

•

A device located at the subscriber’s home that connects to the cable or telco network to receive and transmit digital information between subscriber-owned devices (e.g. PC or tablet) and the service provider’s headend or central office, providing Internet connectivity.

•	E-MTA and Voice / Data Modem

•	A modem that also provides both data and telephone service from the service provider throughout the home.

Sales and Marketing

Our sales, sales engineering and technical services team serve our global customers through offices in the U.S. and many of our global markets. Our sales engineering team assists customers in system design and specification. Our technical services team provides professional services to help network operators to design and keep their networks operating at peak performance. Additionally, we provide 24x7 technical support, directly and through channel partners, as well as training, both at our facilities and at our customers’ sites.

We work with value added resellers (“VARs”), sales representatives and channel partners that extend our sales presence into operator markets where we do not have established sales offices. We also maintain an inside sales group that is responsible for regular phone contact with the customer, prompt order entry, timely and accurate delivery, and effective sales administration.

We achieve superior customer service through advanced customer relationship management programs combined with information systems that allow us to provide personalized and timely customer support on a range of subjects and to continually refine operations management.

Our marketing organization promotes both the ARRIS brand and our solutions to customers, consumers, and partners throughout the world. It is complemented by a product management team, which works with our engineering bench to develop and market new products and product enhancements. These teams are responsible for inventory levels, pricing, delivery requirements, market demand analysis, as well as product positioning, communications and advertising.

Customers

The majority of our sales are to facilities-based cable and telco multi-channel video service providers worldwide. As the U.S. cable and telecommunications industries continues a trend toward consolidation, our sales to the largest service providers continues to be crucial to our success. Our sales are substantially dependent upon a system operator’s selection of ARRIS’ network equipment, demand for increased broadband services by subscribers, and general capital expenditure levels by system operators. Our three largest customers (including their affiliates, as applicable) are Comcast, Time Warner Cable and AT&T. From time to time, the affiliates included in our revenues from these customers have changed as a result of mergers and acquisitions. Therefore, the revenue for our customers for prior periods has been adjusted to include, on a comparable basis for all periods presented, the affiliates currently understood to be under common control. Our sales to these customers for the last three years were (in thousands, except percentages):

	Years ended December 31,
	2014	2013	2012
Comcast and affiliates	$1,012,367	$674,977	$421,177
% of sales	19.0%	18.6%	31.1%
Time Warner Cable and affiliates	$693,736	$359,516	$243,157
% of sales	13.0%	9.9%	18.0%
AT&T and affiliates	$614,601	$280,225	$1,661
% of sales	11.5%	7.7%	0.1%

ARRIS utilizes standard terms of sale. These standard terms of sale apply to all purchases except those to a few of our large customers with whom we have executed general purchase agreements (“GPAs”). These GPAs do not obligate the customer to a specific volume of business. The vast majority of our sales, whether to customers with GPAs or otherwise, result from periodic purchase orders. We have multiple agreements with our largest customers, including Comcast and Time Warner Cable, based upon their needs or as a result of prior acquisitions. We maintain these agreements in the normal course of our business.

International Operations

Our international revenue is generated primarily from Asia-Pacific, Europe, Middle East and Africa (“EMEA”) and Americas. The Asia-Pacific market includes Australia, China, Hong Kong, India, Japan, Korea, Singapore, and Taiwan. The EMEA market includes Austria, Belgium, France, Germany, Great Britain, Hungary, Ireland, Israel, Netherlands, Norway, Poland, Portugal, Romania, Russia, Spain, Sweden, Switzerland and Turkey. The Americas market includes Argentina, Bahamas, Brazil, Canada, Chile, Colombia, Costa Rica, Ecuador, Honduras, Jamaica, Mexico, Panama, Peru and Puerto Rico. Revenues from international customers were approximately 25.7%, 32.1%, and 24.6% of total revenues for 2014, 2013 and 2012, respectively.

We continue to strategically invest in worldwide marketing and sales efforts. We currently maintain international sales offices in Argentina, Brazil, Chile, China, Great Britain, Japan, Korea, Mexico, Netherlands and Spain.

Research and Development

We operate in an industry that is subject to rapid changes in technology and our success is largely contingent upon anticipating such changes. Accordingly, we invest significantly in research and development. This commitment to innovation has resulted in the development of many instrumental next-generation consumer solutions like HD-DVR, WholeHome DVR/media server, in-home and metro Wi-Fi, IoT, 4K/UHD, and more. We continue to innovate in response to both our customers’ needs and developing industry trends, including:

•

Transforming the Entertainment Experience — solving the complexity of delivering content to the burgeoning connected device ecosystem through scalable networking and connectivity solutions in the home.

•

Delivering Your Media, Your Way — anticipating demand for more personalized, relevant, and mobile experiences with end-to-end multiscreen solutions to personalize and monetize tomorrow’s content experiences.

•

Powering Smarter Networks — realizing the potential of today’s entertainment technology, enabling future services like UHD and multiscreen monetization, and transitioning to all-IP networks through powerful transcoding, bandwidth optimization, and video compression technologies.

•	Broadband Access — employing state-of-the-art computing and packet processing technologies to solve the last-mile bottleneck, providing ever higher residential speeds and bandwidth.

•	Cloud — the enablement of complex function to be performed in the “cloud” to simplify and streamline the in home network and the service providers’ network operations.

We have a significant engineering resources and employees in the U.S. dedicated to research and development through laboratories in Beaverton, Oregon; Horsham, Pennsylvania; Kirkland, Washington; Lisle, Illinois; San Diego, California; Santa Clara, California; Suwanee, Georgia; Wallingford, Connecticut; and Westborough and Lowell, Massachusetts, as well as internationally in Bangalore, India; Cordoba, Argentina; Cork, Ireland; Linkoping, Sweden; Shenzhen, China; and Tel Aviv, Israel.

Research and development expenses in 2014, 2013 and 2012 were approximately $556.6 million, $425.8 million and $170.7 million, respectively. Research and development expenses as a percent of sales in 2014, 2013 and 2012 were approximately 10.5%, 11.8% and 12.6%, respectively. These costs include allocated common costs associated with information technology and facilities.

Intellectual Property

We have an active patenting program for protecting our innovations. During 2014, we continued to enhance our patent portfolio. We were awarded 141 patents and filed 323 utility patent applications and 65 provisional patent applications. As of January 31, 2015, the patenting program consisted of maintaining our portfolio of approximately 1,482 issued patents (both U.S. and foreign) and pursuing patent protection on new inventions (currently approximately 955 U.S. and foreign patent applications). In our effort to pursue new patents, we have created a process whereby employees may submit ideas of inventions for review by management. The review process evaluates each submission based on criteria that includes: novelty, potential commercial value of the invention, and detectability of infringement. Patent applications are filed on the inventions that meet the criteria.

Although patents generally have a 20 year legal life, the relevant technologies to which the patents apply often have much shorter lives. As such, the economic useful life of the patents is often the same as that of the associated developed technology.

Our patents and patent applications generally are in the areas of telecommunications hardware, software and related technologies. For technology that is not owned by us, we have a program for obtaining appropriate licenses to ensure that we have the necessary license coverage for our products. In addition, we have formed strategic relationships with leading technology companies to provide us with early access to technology that we believe will help keep us at the forefront of our industry.

We also have a program for protecting and developing trademarks. As of January 31, 2015, ARRIS had 469 registered or pending trademark registrations. Our trademark program includes procedures for the use of current trademarks and for the development of new trademarks. This program is designed to ensure that our employees properly use our registered trademarks and any new trademarks that are expected to develop strong brand loyalty and name recognition. The design of our trademark program is intended to protect our trademarks from dilution or cancellation.

From time to time there are significant disputes with respect to the ownership of the technology used in our industry and patent infringements. See Part I, Item 3, “Legal Proceedings.”

Product Sourcing and Distribution

We maintain a balance of internal and external manufacturing providers to continue offering our customers a competitive combination of quality, cost and flexibility in meeting their needs. We operate manufacturing facilities in Taipei, Taiwan and Tijuana, Mexico. We also use contract manufacturers located in China, Thailand, Mexico, and the United States.

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

We manufacture a significant portion of our video set-tops and gateways in our manufacturing facility in Taipei, Taiwan. The factory is 209,600 square feet, and, as of December 31, 2014, the facility employed approximately 1,100 people. Current outsourcing arrangements include set-tops, modems, DTAs and IP set-tops.

We manufacture a portion of our Network & Cloud products in our manufacturing facility in Tijuana, Mexico. The factory is 83,124 square feet, and, as of December 31, 2014, the facility employed approximately 410 people. Current outsourcing arrangements include CMTS, amplifiers, certain power supplies, accessories, optical modules, digital return modules, circuit boards, repair services, and video infrastructure equipment.

We distribute a substantial number of products that are not produced by us in order to provide our customers with a comprehensive portfolio offering. Domestically, we distribute hardware and installation products through regional warehouses in California, North Carolina, and Washington. Internationally, we distribute through regional warehouses in Japan, Germany and Netherlands, and through drop shipments from our contract manufacturers located throughout the world.

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

Our backlog at December 31, 2014 was approximately $631.0 million, at December 31, 2013 was approximately $538.6 million, and at December 31, 2012 was approximately $222.6 million. We believe that all of the backlog existing at December 31, 2014 will be shipped in 2015.

Anticipated orders from customers may fail to materialize and delivery schedules may be deferred or cancelled for a number of reasons, including reductions in capital spending by network operators, shipping disruptions, customer financial difficulties, annual capital spending budget cycles, and construction delays.

Competition

The markets in which we participate are dynamic and highly competitive, requiring companies to react quickly to capitalize on opportunity. We retain skilled and experienced personnel, and deploy substantial resources to meet the changing demands of the industry and to capitalize on change. We compete with international, national and regional manufacturers, distributors and wholesalers including companies that are larger than we are. Our major competitors include:

•	ADB Global;

•	Casa Systems, Inc.;

•	Cisco Systems, Inc.;

•	Commscope, Inc.;

•	Concurrent Computer Corporation;

•	Emcore Corporation;

•	Ericsson;

•	Harmonic, Inc.;

•	Hitron Technologies Americas Inc.;

•	Huawei;

•	Humax Co.;

•	Netgear;

•	Netgem;

•	Pace Plc;

•	RGB Networks;

•	Sagemcom;

•	Samsung;

•	SeaChange, Inc.;

•	SMC Networks;

•	Technicolor, Inc.;

•	Tivo Inc.;

•	Thomson Video Networks;

•	TOA Technologies (Oracle);

•	TVC Communications, Inc.;

•	Ubee Interactive, Inc.;

•	Vecima Networks, Inc.; and

•	ZTE

We distinguish our products on the basis of reliability and performance, differentiated features, flexibility, breadth, customer service, and availability of business solutions, while pricing our solutions competitively with those of other manufacturers.

The consumer demand for more broadband bandwidth is a fundamental driver behind the continued growth in CMTS and CCAP Edge Routing capacity deployed by cable operators worldwide. The CMTS/CCAP supplier space is highly competitive with strong historical players such as Cisco and announcements of new products from manufacturers such as Casa, Commscope and Harmonic. In the third quarter of 2014, according to Infonetics Research, CMTS, CCAP and Edge QAM Hardware and Subscribers Quarterly Worldwide and Regional Market Share, Size, and Forecasts, Third Quarter 2014, ARRIS secured 48% worldwide CMTS/CCAP share by revenue.

Through the acquisition of the Motorola Home business, ARRIS became a world leader in the supply of set-tops and video gateways. According to Infonetics Research, Set-Tops and Pay TV Subscribers Quarterly Worldwide Market Share and Forecasts for Third Quarter 2014, ARRIS was the leading provider of all cable video set-tops, gateways, and media players in the third quarter of 2014 with approximately 32% worldwide share of revenue. Infonetics tracks market share for 38 competitors in the very competitive set-tops market.

ARRIS has been a leader in the DOCSIS EMTA product category since its inception, and through the acquisition of the Motorola Home business, ARRIS is now a leader in the supply of all types of broadband CPE including DOCSIS, DSL, and FTTH. According to Infonetics Research, Broadband CPE Quarterly Worldwide Market Share and Forecasts for Third Quarter 2014, ARRIS was the leading worldwide provider of cable broadband CPE products in the third quarter of 2014 with approximately 36% worldwide share of revenues.

Our multi-screen content management and protection products compete with many vendors offering on-demand video and digital advertising insertion hardware and software, including Adobe, Cisco, Concurrent Computer Corporation, Ericsson Irdeto, SeaChange International Inc., Tivo, Verimatrix, and others. Our operations management systems compete with vendors offering network management, mobile workforce management, network configuration management, and network capacity management systems such as TOA Technologies, Click Software and others, some of which may currently have greater sales in these areas than ARRIS. In some instances, our customers internally develop their own software for these functions. However, we believe that we offer a more integrated solution that gives us a competitive advantage in supporting the requirements of both today’s distribution networks and the emerging all-digital, packet-based networks.

We also compete with companies such as Cisco, Harmonic, Huawei, Pace and ZTE for network distribution and access equipment. In recent periods, competition in this market has also increased from aftermarket suppliers, whose primary focus is on the refurbishment of OEM equipment, resulting in additional competition for new sales opportunities. In addition, because of the convergence of the cable and telecommunications and rapid technological development, new competitors may enter this space.

Lastly, some of our competitors are larger companies with greater financial resources and product breadth than us. This may enable them to bundle products or be able to market and price products more aggressively than we can.

Regulation and Corporate Responsibility

Our products and operations are subject to numerous U.S. and international regulations and requirements in the areas of labor, environmental compliance including energy efficiency standards, health and safety and ethics. Historically compliance with such regulations has not had a material impact on our business or results of operations.

We are committed to strong corporate responsibility and in 2014 took a number of steps to enhance this commitment. As part of this commitment, we became a member of the Electronic Industry Citizenship Coalition® (EICC®), a non-profit coalition of electronics companies committed to supporting the rights and wellbeing of workers and communities affected by the global electronics supply chain. In connection with joining the EICC, we adopted a number of new policies and initiated new programs relating to corporate responsibility. These included, among others, a Corporate Responsibility Policy and Corporate Responsibility Business Principles, a Supplier Code of Conduct and the establishment of sustainability goals. Additional information regarding these policies and programs is available under the “Investors” tab of our corporate website (www.arris.com).

With respect to energy efficiency, we are a signatory to both the Voluntary Agreement for Ongoing Improvement to the Energy Efficiency of Set-Top Boxes in the U.S. and the Voluntary Industry Agreement to Improve

the Energy Consumption of Complex Set-Top Boxes in the European Union. As signatories to these agreements, we are committed to reducing our environmental impact through increasing the energy efficiency of our set-top boxes while still protecting our need to adapt to rapidly changing technology and the introduction of new features.

Employees

As of January 31, 2015, we had approximately 6,660 employees. ARRIS has no employees represented by unions within the United States. We believe that we have a strong relationship with our employees. Our future success depends, in part, on our ability to attract and retain key personnel. Competition for qualified personnel in the cable industry is intense, and the loss of certain key personnel could have a material adverse effect on us. We have entered into employment contracts with our key executive officers and have confidentiality agreements with substantially all of our employees. We also have long-term incentive programs that are intended to provide substantial incentives for our key employees to remain with us.

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

Our performance is primarily dependent on customers’ capital spending for constructing, rebuilding, maintaining or upgrading broadband communications systems. Capital spending in the broadband communications industry is cyclical and can be curtailed or deferred on short notice. A variety of factors affect capital spending, and, therefore, our sales and profits, including:

•	general economic conditions;

•	customer specific financial or stock market conditions;

•	availability and cost of capital;

•	foreign currency fluctuations;

•	governmental regulation;

•	demands for network services;

•	competition from other providers of broadband and high-speed services;

•	acceptance of new services offered by our customers; and

•	real or perceived trends or uncertainties in these factors.

Several of our customers have accumulated significant levels of debt. These high debt levels, coupled with the volatility in the capital markets, may impact their access to capital in the future. Even if the financial health of our customers remains intact, these customers may not purchase new equipment at levels we have seen in the past or expect in the future. While there has been improvement in the U.S. and global economy over the past year, we cannot predict the impact, if any, of any softening of the national of global economy or of specific customer financial challenges on our customer’s expansion and maintenance expenditures.

In addition, the Federal Communications Commission has publicly announced that it is considering adopting new regulations to mandate “net neutrality” by broadband Internet service providers and subjecting broadband providers to regulation as traditional telephone companies under Title II of the Communications Act. These and other changes in regulatory requirements with which many of our U.S. customers are required to comply could result in such customers reducing their investment in their broadband communications networks. A significant reduction in their capital expenditures as a result of any such regulations could adversely affect our business, operating results, and financial condition.

The markets in which we operate are intensely competitive, and competitive pressures may adversely affect our results of operations.

The markets in which we participate are dynamic, highly competitive and require companies to react quickly and capitalize on change. We must retain skilled and experienced personnel, as well as deploy substantial resources to meet the changing demands of the industry and must be nimble to be able to capitalize on change. We compete with international, national and regional manufacturers, distributors and wholesalers including some companies that are larger than we are. We list our major competitors in Part I, Item 1, “Business”.

In some instances, our customers themselves may be our competition as they may develop their own software requiring support within our products or their own product design produced directly by the customer with a contract manufacturer. The rapid technological changes occurring in broadband may lead to the entry of new competitors, including those with substantially greater resources than our own. Because the markets in which we compete are characterized by rapid growth and, in some cases, low barriers to entry, smaller niche market companies and start-up ventures also may become principal competitors in the future. Actions by existing competitors and the entry of new competitors may have an adverse effect on our sales and profitability. In the future, technological advances could lead to the obsolescence of some of our current products, which could have a material adverse effect on our business.

Further, several of our larger competitors may be in a better position to withstand any significant, sustained reduction in capital spending by customers. They often have broader product lines and market focus and therefore are not as susceptible to downturns in a particular market. In addition, several of our competitors have been in operation longer than we have, and therefore have more established relationships with domestic and foreign broadband service providers.

Consolidations in the broadband communication systems industry could result in delays or reductions in purchases of products, which would have a material adverse effect on our business.

The broadband communication systems industry has historically experienced, and continues to experience, the consolidation of many industry participants. For example, in the first half of 2014 Comcast announced its proposed acquisition of Time Warner Cable and AT&T announced its proposed acquisition of DIRECTV and in February 2015, Verizon Communications Inc. announced that it is selling certain wireline businesses to Frontier Communications Corp. When consolidations occur, it is possible that the acquirer will not continue using the same suppliers, possibly resulting in an immediate or future elimination of sales opportunities for us or our competitors. Even if sales are not reduced, consolidation can also result in pressure from customers for lower prices or better terms, reflecting the increase in the total volume of products purchased or the elimination of a price differential between the acquiring customer and the company acquired. Consolidations also could result in delays in purchasing decisions by the affected companies prior to completion of the transaction and by the merged businesses. The purchasing decisions of the merged companies could have a material adverse effect on our business.

We may have difficulty in forecasting our sales.

Because a significant portion of the purchases by our customers are discretionary, accurately forecasting sales is difficult. In addition, in recent years our customers have submitted their purchase orders less evenly over the course of each quarter and year and with shorter lead times than they have historically. This, coupled with the size of our operations makes it difficult for us to forecast sales and other financial measures, which can result in us maintaining inventory levels that are too high or too low for our ultimate needs.

The broadband communications industry on which our business is focused is significantly impacted by technological change and open architecture solutions.

The broadband communication systems industry has gone through dramatic technological change resulting in service providers rapidly migrating their business from a one-way television service to a two-way communications network enabling multiple services, such as high-speed Internet access, residential telephony services, business telephony services and Internet access, digital television, video on demand and advertising services. New services, such as home security, power monitoring and control, HD television, 3-D television and 4K

(UHD) television that are or may be offered by service providers, are also based on, and will be characterized by, rapidly evolving technology. The development of increasing transmission speed, density and bandwidth for Internet traffic has also enabled the provision of high quality, feature length video over the Internet. This so called over-the-top IP video service enables content providers such as Netflix and Hulu, programmers such as HBO and ESPN and portals like Google to provide video services on-demand, by-passing traditional video service providers. The Federal Communications Commission is also considering changes to its rules to facilitate the ability of over-the-top services to compete against traditional multichannel video programming providers. As these service providers enhance their quality and scalability, traditional providers are moving to match them and provide even more competitive services over their existing networks, as well as over-the-top IP video for delivery not only to televisions but to computers, tablets, and telephones in order to remain competitive. Our business is dependent on our ability to develop products that enable current and new customers to exploit these rapid technological changes. We believe the continued growth of over-the-top IP video represents a shift from the traditional video delivery paradigm. To the extent that we are unable to adapt our technologies to serve this emerging demand our business may be adversely affected.

The continued industry move to open standards may impact our future result.

The broadband communication systems industry has and will continue to demand products based on open standards. The move toward open standards is expected to increase the number of service providers that will offer new services. This trend is expected to increase the number of competitors and drive down the capital costs per subscriber deployed. These factors may adversely impact both our future revenues and margins. In addition, many of our customers participate in “technology pools” and increasingly request that we donate a portion of our source code used by the customer to these pools which may impact our ability to recapture the R&D investment made in developing such code.

We believe that we will be increasingly required to work with third party technology providers. As a result, we expect the shift to more open standards may require us to license software and other components from third parties, which licenses may not be available or may not continue to be available to us on commercially reasonable terms. In some circumstances, such technology may include technology or protocols developed by standards settings bodies or other industry forums. The terms of the licenses granted by such parties may limit our ability to commercialize products that utilize such technology, which could have a material adverse effect on our results.

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

The anticipated benefits from acquisitions may not be realized.

Our growth strategy has historically included acquisitions, including our acquisition of the Motorola Home business, and we expect that we will continue to grow through additional strategic acquisitions in the future. We pursue acquisitions with the expectation that the transaction would result in various benefits, including, among other things, enhancing our current and future product offerings, strengthening our ability to capitalize on and manage changing industry trends and broadening our customer base.

An acquisition involves the combination of two companies that previously operated independently. The difficulties of combining the acquired company’s operations with ours include:

•	combining the best practices of two companies, including research and development and sales functions;

•	the necessity of coordinating geographically separated organizations, systems and facilities;

•	integrating personnel with diverse business backgrounds and organizational cultures;

•	reducing the costs associated with each company’s operations; and

•	preserving important relationships of both ARRIS and the acquired company and resolving potential conflicts that may arise.

Integration of the operations of an acquired company could cause an interruption of, or loss of momentum in, our business and the possible loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with the acquisition and the integration of the two companies’ operations could have an adverse effect on the business, results of operations, financial condition or prospects of the combined company after the acquisition. In addition, we may experience unexpected difficulties and/or delays in combining the acquired company’s systems with including the subsequent testing related to applicable internal controls, or the discovery of material weaknesses with such internal controls, in a timely fashion which could have an adverse effect on our operations. The integration process can be complex and take significant time to complete which may result in difficulties that could impact our operations or financial results not being discovered until well after the closing date of the acquisition. For example, while we completed the acquisition of the Motorola Home business in April 2013, we do not expect to complete the accounting system integration until the first quarter of 2015.

In addition, our ability to achieve the anticipated benefits of an acquisition is subject to a number of uncertainties discussed elsewhere, including:

•	our ability to take advantage of expected growth opportunities;

•	general market and economic conditions;

•	general competitive factors in the industry and marketplace; and

•	higher than expected costs required to achieve the anticipated benefits of the acquisition.

No assurance can be given that these benefits will be achieved or, if achieved, the timing of their achievement. Failure to achieve these anticipated benefits could result in increased costs and decreases in expected revenues and/or net income following an acquisition.

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

Shelf space in retail outlets can also be impacted by how recognizable a brand is by customers. If we are unable to successfully rebrand those products, our sales in those regions and channels may decrease. Further, the loss of the use of the “Motorola” brand may result in a lower amount of shelf space, or space in less desirable areas, which may impact our sales.

Our business is concentrated in a few key customers. The loss of one of these customers or a significant reduction in sales to one of these customers would have a material adverse effect on our business.

For the year ended December 31, 2014, sales to our three largest customers (including their affiliates, as applicable) accounted for approximately 19.0%, 13.0% and 11.5%, respectively, of our total revenue. The loss of one of our large customers, or a significant reduction in the products or services provided to any of them would have a material adverse impact on our business. For many of these customers, we also are one of their largest suppliers. As a result, if from time-to-time customers elect to purchase products from our competitors in order to diversify their supplier base and to dual-source key products or to curtail purchasing due to budgetary or market conditions, such decisions could have material consequences to our business. In addition, because of the magnitude of our sales to these customers the terms and timing of our sales are heavily negotiated, and even minor changes can have a significant impact upon our business.

We may face higher costs associated with protecting our intellectual property or obtaining necessary access to the intellectual property of others.

Our future success depends in part upon our proprietary technology, product development, technological expertise and distribution channels. We cannot predict whether we can protect our technology or whether competitors can develop similar technology independently. Given the dependence within our industry on published specifications and technology, there are frequent claims and related litigation regarding patent and other intellectual property rights. We have received, directly or indirectly, and expect to continue to receive, from third parties, including some of our competitors, notices claiming that we, or our customers using our products, have infringed upon third-party patents or other proprietary rights. We are involved in several proceedings (and other proceedings have been threatened) in which our customers were sued for patent infringement. (See Item 3, “Legal Proceedings”) In these cases our customers have made claims against, us and other suppliers for indemnification. We may become involved in similar litigation involving these and other customers in the future. These claims, regardless of their merit, could result in costly litigation, divert the time, attention and resources of our management, delay our product shipments, and, in some cases, require us to enter into royalty or licensing agreements. If a claim of patent infringement against us or our customer is successful and we fail to obtain a license or develop non-infringing technology, we or our customer may be prohibited from marketing or selling products containing the infringing technology which could materially affect our business and operating results. In addition, the payment of any damages or any necessary licensing fees or indemnification costs associated with a patent infringement claim could be material and could also materially adversely affect our operating results.

We have significant indebtedness which could limit our operations and opportunities, make it more difficult for us to pay or refinance our debts and/or may cause us to issue additional equity in the future, which would increase the dilution of our stockholders or reduce earnings.

As of December 31, 2014, we had approximately $1.5 billion in total indebtedness. In addition, we have a $247.5 million available under our revolving line of credit to support our working capital needs. Our debt service obligations with respect to this indebtedness could have an adverse impact on our earnings and cash flows for as long as the indebtedness is outstanding.

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

We may consider it appropriate to reduce the amount of indebtedness currently outstanding. This may be accomplished in several ways, including issuing additional shares of common stock or securities convertible into shares of common stock, reducing discretionary uses of cash or a combination of these and other measures. Issuances of additional shares of common stock or securities convertible into shares of common stock would have the effect of diluting the ownership percentage that stockholders will hold in the company and may reduce our reported earnings per share.

We have substantial goodwill and amortizable intangible assets.

Our financial statements reflect substantial goodwill and intangible assets, approximately $936.1 million and $943.4 million, respectively, as of December 31, 2014, that was recognized in connection with acquisitions.

We annually (and more frequently if changes in circumstances indicate that the asset may be impaired) review the carrying amount of our goodwill in order to determine whether it has been impaired for accounting purposes. In general, if the fair value of the corresponding reporting unit is less that the carrying amount of the reporting unit, we record an impairment. The determination of fair value is dependent upon a number of factors, including assumptions about future cash flows and growth rates that are based on our current and long-term business plans. With respect to the amortizable intangible assets, we test recoverability when events or changes in circumstances indicate that their carrying amounts may not be recoverable. Examples of such circumstances include, but are not limited to, operating or cash flow losses from the use of such assets or changes in our intended uses of such assets. If we determine that an asset or asset group is not recoverable, then we would record an impairment charge if the carrying amount of the asset or asset group exceeds its fair value. Fair value is based on estimated discounted future cash flows expected to be generated by the asset or asset group. The assumptions underlying cash flow projections would represent management’s best estimates at the time of the impairment review.

While no goodwill or intangible asset impairments were recorded in 2014 and 2013, as the ongoing expected cash flows and carrying amounts of our remaining goodwill and intangible assets are assessed, changes in the economic conditions, changes to our business strategy, changes in operating performance or other indicators of impairment could cause us to realize impairment charges in the future. For additional information, see the discussion under “Critical Accounting Policies” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We are dependent on contract manufacturers, and an inability to obtain adequate and timely delivery of supplies could adversely affect our business.

Many components, subassemblies and modules necessary for the manufacture or integration of our products are obtained from a sole supplier or a limited group of suppliers. Our reliance on sole or limited suppliers, particularly foreign suppliers, and our reliance on subcontractors involves several risks including a potential inability to obtain an adequate supply of required components, subassemblies or modules and reduced control over pricing, quality and timely delivery of components, subassemblies or modules. An inability to obtain adequate deliveries or any other circumstance that would require us to seek alternative sources of supply could affect our ability to ship products on a timely basis. Any inability to reliably ship our products on time could damage relationships with current and prospective customers and harm our business. Our ability to ship could be impacted by country laws and/or union labor disruptions. For example the recent labor dispute involving union dock workers at certain U.S. west coast port facilities has, in many cases, greatly increased the shipping times for our products arriving through the affected ports and has also increased our shipping costs as we have had to increase the number of products shipped using air freight which is significantly more expensive. Disputes of this nature may have a material impact on our financial results.

We are subject to the economic, political and social instability risks associated with doing business in certain foreign countries.

For the year ended December 31, 2014, approximately 25.7% of our sales were made outside of the United States. In addition, a significant portion of our products are manufactured or assembled in China, Mexico and Taiwan. As a result, we are exposed to risk of international operations, including:

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

In addition, many of our international customers make purchases from us that are denominated in U.S dollars. To the extent that the U.S. dollar strengthens, it may impact their ability to purchase products.

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

We receive, process, store and transmit, often electronically, the confidential data of our clients and others. Unauthorized access to our computer systems or stored data could result in the theft or improper disclosure of confidential information, the deletion or modification of records or could cause interruptions in our operations. These cyber-security risks increase when we transmit information from one location to another, including transmissions over the Internet or other electronic networks. Despite implemented security measures, our facilities, systems and procedures, and those of our third-party service providers, may be vulnerable to security breaches, acts of vandalism, software viruses, misplaced or lost data, programming and/or human errors or other similar events which may disrupt our delivery of services or expose the confidential information of our clients and others. Any security breach involving the misappropriation, loss or other unauthorized disclosure or use of confidential information of our clients or others, whether by us or a third party, could (i) subject us to civil and criminal penalties, (ii) have a negative impact on our reputation, or (iii) expose us to liability to our clients, third parties or government authorities. Any of these developments could have a material adverse effect on our business, results of operations and financial condition. We have not experienced any such incidents that have had material consequences to date. Congress also is considering cyber-security legislation that, if enacted, could impose additional obligations upon us.

New regulations related to conflict minerals may adversely affect us

We are subject to recently adopted SEC disclosure obligations relating to our use of so-called “conflict minerals” — columbite-tantalite, cassiterite (tin), wolframite (tungsten) and gold. These minerals are present in a significant number of our products. We are required to file a report with the SEC annually covering our use of these materials and their source.

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

Our corporate headquarters are located in Suwanee, Georgia. We own sites in Apodaca, Mexico; Cary, North Carolina; Horsham, Pennsylvania; San Diego, California and Hsin Tien, Taiwan. We operate manufacturing and warehouse facilities, research and development, administrative and sales offices in various locations in the United States and in many foreign countries. These properties are generally used by each of our operating segments.

As of December 31, 2014, we have approximately 35 principal leased facilities, 15 of which are located in North America and 20 of which are located in other countries. Larger leased sites include properties location in Bangalore, India, Beaverton, Oregon, Linkoping, Sweden, Lisle, Illinois, Lowell, Massachusetts, Ontario, California, Santa Clara, California, Suwanee, Georgia, Tel Aviv, Israel, Tijuana, Mexico, and Wallingford, Connecticut.

We believe that our existing facilities, including both owned and leased, are in good condition and suitable for the conduct of our business. We generally consider that the facilities are being appropriately utilized and that they have sufficient production capacity for their present intended purposes. The extent of utilization of such facilities varies from plant to plant and from time to time during the year. For additional information regarding our obligations under property leases, see Note 20 Commitments and Contingencies of Notes to the Consolidated Financial Statements.

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

Due to the nature of our business, it is subject to patent infringement claims, including current suits against us or one or more of our wholly-owned subsidiaries or one or more of our customers who may seek indemnification from us. We believe that we have meritorious defenses to the allegation made in the pending cases and intend to vigorously defend these lawsuits; however, we are currently unable to determine the ultimate outcome of these or similar matters. In addition, we are a defendant in various litigation matters generally arising out of the normal course of business. Except as described below, ARRIS is not party (nor have indemnification claims been made with respect) to any proceedings that are, or reasonably are expected to be, material to its business, results of operations or financial condition. However, since it is difficult to predict the outcome of legal proceedings, it is possible that the ultimate outcomes could materially and adversely affect our business, financial position, results of operations or cash flows. Accordingly, with respect to these proceedings, we are currently unable to reasonably estimate the possible loss or range of possible loss.

AIP v. MSOs,     C.A. 12-cv-01690 et al., District of Delaware. On December 11, 2012, AIP filed several suits against service providers alleging infringement of four U.S. patents. The complaint requests unspecified damages for infringement and injunction against future infringement. This case has been stayed pending Inter Partes Review at the United States Patent and Trademark Office. The Patent Trial and Appeals Board has ruled all claims of the patent are invalid. An appeal may be filed. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify one or more of the MSOs and/or pay damages for utilizing certain technology.

AT&T v. Cox,     C.A. 14-cv-01106., District of Delaware. On August 28, 2014, AT&T sued Cox for infringement of eight U.S. patents. Cox has requested that we provide indemnification. The complaint requests unspecified damages for past and future infringement. To date, no evidence of damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify the MSOs and/or pay damages for utilizing certain technology.

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

C-Cation v. ARRIS et al.,    C.A. 14-cv-00059, Eastern District of Texas. On February 4, 2014, C-Cation filed suit against TWC, ARRIS, Cisco and Casa alleging infringement of U.S. Patent No. 5,563,883 relating to channel management. The United States Patent and Trademark Office has instituted an Inter Partes Review proceeding on one claim of the asserted patent. The complaint requests unspecified damages for past and future infringement. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to pay damages for utilizing certain technology.

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

Item 4.	Mine Safety Disclosures

Not Applicable

Item 4A.	Executive Officers and Board Committees

Executive Officers of the Company

The following table sets forth the name, age as of February 27, 2015, and position of our executive officers.

Name	Age	Position
Robert J. Stanzione	67	Chief Executive Officer, Chairman of the Board
Lawrence A. Margolis	67	Executive Vice President, Law and Administration and Secretary
David B. Potts	57	Executive Vice President, Chief Financial Officer
Bruce W. McClelland	48	President, Network & Cloud
Lawrence Robinson	47	President, Customer Premises Equipment
Ronald M. Coppock	60	President, Worldwide Sales
James R. Brennan	53	Senior Vice President, Supply Chain & Quality

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

Lawrence Robinson was appointed President of Customer Premises Equipment in April 2013 and is responsible for overseeing the company’s portfolio of digital cable set-tops, including DVB and IP Gateway platforms, IPTV solutions and broadband devices incorporating the latest DOCSIS and DSL technologies. Mr. Robinson assumed his current role after the ARRIS acquisition of Motorola Home business where he was responsible for its video, voice and data devices business, including set-tops, modems and gateways. In addition to his broadband and video industry experience, Mr. Robinson brings more than a decade of experience in large scale, aerospace communications systems, in addition to management consulting experience with PricewaterhouseCoopers, LLP.

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

Board Committees

Our Board of Directors has three permanent committees: Audit, Compensation, and Nominating & Corporate Governance. The charters for all three committees are located on our website at www.arrisi.com. The Board believes that each of its members, with the exception of Mr. Stanzione, is independent, as defined by the SEC and NASDAQ rules. The Board has identified Harry Bosco as the lead independent director. Additionally, the Board has identified Matthew Kearney and Doreen Toben as an audit committee financial experts.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

ARRIS’ common stock is traded on the NASDAQ Global Select Market under the symbol “ARRS.” The following table reports the high and low trading prices per share of our common stock as listed on the NASDAQ Global Market System:

	High	Low
2013
First Quarter	$17.98	$15.09
Second Quarter	17.55	14.07
Third Quarter	17.23	14.15
Fourth Quarter	24.40	16.34

2014
First Quarter	$31.42	$23.38
Second Quarter	34.22	24.76
Third Quarter	35.83	28.22
Fourth Quarter	30.99	23.71

We have not paid cash dividends on our common stock since our inception.

As of January 31, 2015, there were approximately 430 record holders of our common stock. This number excludes shareholders holding stock under nominee or street name accounts with brokers or banks.

Issuer Purchases of Equity Securities

The table below sets forth the purchases of ARRIS common stock for the quarter ended December 31, 2014:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
October 2014	2,942	$27.96	—	169,630
November 2014	699	$29.77	—	169,630
December 2014	4,564	$30.06	—	169,630

(1)	Includes approximately 8,205 shares repurchased to satisfy tax withholding obligations that arose on the vesting of shares of restricted stock and restricted stock units.

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

Our board of directors previously authorized share repurchase plans, in May 2011 and October 2012, pursuant to which we could purchase up to an aggregate of $300.0 million of our common stock. In connection with our acquisition of Motorola Home in 2013, we suspended making any repurchases under the approved plans, but the plans were not terminated and have not expired. Accordingly, as of December 31, 2014, we had approximately $169.6 million remaining of repurchase authority under these plans that we may use from time to time to repurchase shares of our common stock.

Stock Performance Graph

Below is a graph comparing total stockholder return on the Company’s stock from December 31, 2009 through December 31, 2014, with the Standard & Poor’s 500 and the Index of NASDAQ U.S. Stocks of entities in the industry of electronics and electrical equipment and components, exclusive of computer equipment (SIC 3600-3699), prepared by the Research Data Group, Inc.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among ARRIS Group Inc., the S&P 500 Index, and SIC Codes 3600 - 3699

*$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/09	12/10	12/11	12/12	12/13	12/14
ARRIS Group Inc.	100.00	98.16	94.66	130.71	212.95	264.13
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
SIC Codes 3600—3699	100.00	115.80	110.47	117.37	161.29	195.21
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

The selected consolidated financial data as of December 31, 2014 and 2013 and for each of the three years in the period ended December 31, 2014 set forth below are derived from the accompanying audited consolidated financial statements of ARRIS, and should be read in conjunction with such statements and related notes thereto. The selected consolidated financial data as of December 31, 2012, 2011, and 2010 and for the years ended December 31, 2011 and 2010 is derived from audited consolidated financial statements that have not been included in this filing. The historical consolidated financial information is not necessarily indicative of the results of future operations and should be read in conjunction with ARRIS’ historical consolidated financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document.

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

See Note 21 of the Notes to the Consolidated Financial Statements for a summary of our quarterly consolidated financial information for 2014 and 2013 (in thousands, except per share data).

	2014	2013	2012	2011	2010
Consolidated Operating Data:
Net sales	$5,322,921	$3,620,902	$1,353,663	$1,088,685	$1,087,506
Cost of sales	3,740,425	2,598,154	891,086	678,172	663,417

Gross margin	1,582,496	1,022,748	462,577	410,513	424,089
Selling, general, and administrative expenses	410,568	338,252	161,338	148,755	137,694
Research and development expenses	556,575	425,825	170,706	146,519	140,468
Amortization of intangible assets	236,521	193,637	30,294	33,649	35,957
Integration, acquisition, restructuring and other costs	37,498	83,047	12,968	7,565	65
Impairment of goodwill & intangibles	—	—	—	88,633	—

Operating (loss) income	341,334	(18,013)	87,271	(14,608)	109,905
Interest expense	62,901	67,888	17,797	16,939	17,965
Loss (gain) on debt retirement	—	—	—	19	(373)
Interest income	(2,590)	(2,936)	(3,242)	(3,154)	(1,997)
Other expense (income), net	30,832	10,487	(176)	(1,471)	94
Loss (gain) on investments and notes receivable	10,961	2,698	(1,404)	1,570	(414)

Income (loss) before income taxes	239,230	(96,150)	74,296	(28,511)	94,630
Income tax expense (benefit)	(87,981)	(47,390)	20,837	(10,849)	30,502

Net (loss) income	$327,211	$(48,760)	$53,459	$(17,662)	$64,128

Net (loss) income per common share:
Basic	$2.27	$(0.37)	$0.47	$(0.15)	$0.51
Diluted	$2.21	$(0.37)	$0. 46	$(0.15)	$0.50
Selected Balance Sheet Data:
Total assets	$4,365,645	$4,322,007	$1,405,894	$1,360,810	$1,424,087
Long-term obligations	$1,665,014	$1,907,992	$74,785	$286,749	$282,087

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have two reportable operating segments. For more detail, see Note 10 to Notes to our Consolidated Financial Statements. Readers should consider the size and transformative nature of the Acquisition when reviewing this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Business and Financial Highlights:

Business Highlights

•	Completed Motorola Home integration.

•	Market share leadership.

•	Market leading E6000.

•	Video Gateway platform.

•	Broadband gateways, including advanced Wi-Fi solutions.

•	47% year-over-year revenue growth as a result of the Motorola Home acquisition and increased demand across much of the company’s product portfolio.

•	Strong earnings and cash generation.

Financial Highlights

•

Sales in 2014 were $5.323 billion as compared to $3.621 billion in 2013. This increase is primarily the result of the acquisition of Motorola Home, the introduction of new products and strong demand across various product lines.

•	Gross margin percentage improved to 29.7% in 2014, compared to 28.2% in 2013.

•

Total operating expenses (excluding amortization of intangible assets, integration, acquisition, restructuring and other costs) in the 2014 were $967.1 million, as compared to $764.1 million in the same period last year. The increase is the result of the inclusion of expenses associated with the Motorola Home business.

•	Intangible amortization increased from $193.6 million in 2013 to $236.5 million in 2014 as a result of the Acquisition.

•

We ended 2014 with $697.4 million of cash, cash equivalents, short-term & long-term marketable security investments, which compares to $513.4 million at the end of 2013. We generated approximately $459.3 million of cash from operating activities in 2014 and $562.7 million during 2013.

•

We ended 2014 with long-term debt of $1,547.6 million, at face value, the current portion of which is $75.6 million. We repaid $209.7 million of debt, of which $205.0 million related to term debt, including a $150 million optional prepayment and $4.7 million of debt assumed and settled in conjunction with the closing of the Seawell acquisition in April 2014.

•	We ended 2014 with a leverage ratio of 1.91 under our debt agreement, down from 2.77 at the end of 2013.

•	We recorded $162 million incremental tax assets associated with the Motorola Home acquisition which will reduce cash taxes in the future.

Non-GAAP Measures

As part of our ongoing review of financial information related to our business, we regularly use non-GAAP measures, in particular non-GAAP net income per share, as we believe they provide a meaningful insight into our business and trends. We also believe that these non-GAAP measures provide readers of our financial statements with useful information and insight with respect to the results of our business. However, the presentation of non-GAAP information is not intended to be considered in isolation or as a substitute for results prepared in accordance with GAAP. Below are tables for 2014, 2013 and 2012 which detail and reconcile GAAP and non-GAAP earnings per share (in thousands, except per share data):

(in thousands, except per share data)	For the Year Ended December 31, 2014
	Sales	Gross Margin	Operating Expense	Operating Income	Other (Income) Expense	Income Tax Expense (Benefit)	Net Income (Loss)
Amounts in accordance with GAAP	$5,322,921	$1,582,496	$1,241,162	$341,334	$102,104	$(87,981)	$327,211
Acquisition accounting impacts related to deferred revenue	5,091	3,448	—	3,448	—	—	3,448
Stock compensation expense	—	6,716	(47,084)	53,800	—	—	53,800
Amortization of intangible assets	—	—	(236,521)	236,521	—	—	236,521
Integration, acquisition, restructuring and other costs	—	—	(37,498)	37,498	—	—	37,498
Impairment of investments	—	—	—	—	(7,050)	—	7,050
Liability related to foreign tax credit benefits	—	—	—	—	(20,492)	—	20,492
Asset held for sale impairment	—	—	—	—	(2,132)	—	2,132
Net tax items	—	—	—	—	—	279,135	(279,135)

Non-GAAP amounts	$5,328,012	$1,592,660	$920,059	$672,601	$72,430	$191,154	$409,017

GAAP net income per share —diluted							$2.21

Non-GAAP net income per share — diluted							$2.76

Weighted average common shares — basic							144,387

Weighted average common shares — diluted							148,280

(1)	Basic shares used as losses were reported for those periods and the inclusion of dilutive shares would be anti-dilutive

(in thousands, except per share data)	For the Year Ended December 31, 2013
	Sales	Gross Margin	Operating Expense	Operating Income (Loss)	Other (Income) Expense	Income Tax Expense (Benefit)	Net Income (Loss)
Amounts in accordance with GAAP	$3,620,902	$1,022,748	$1,040,761	$(18,013)	$78,137	$(47,390)	$(48,760)
Acquisition accounting impacts related to deferred revenue	7,121	5,545	—	5,545	—	—	5,545
Reduction in revenue related to Comcast’s investment in ARRIS	13,182	13,182	—	13,182	—	—	13,182
Product rationaliation	—	16,473	—	16,473	—	—	16,473
Acquisition accounting impacts related to fair value of inventory	—	53,782	—	53,782	—	—	53,782
Stock compensation expense	—	4,269	(31,520)	35,789	—	—	35,789
Amortization of intangible assets	—	—	(193,637)	193,637	—	—	193,637
Integration, acquisition, restructuring and other costs	—	—	(83,047)	83,047	—	—	83,047
Credit facility — ticking fees	—	—	—	—	(865)	—	865
Mark-to-market fair value adjustment related to Comcast’s investment in ARRIS	—	—	—	—	(13,189)	—	13,189
Non-cash interest expense	—	—	—	—	(9,926)	—	9,926
Net tax items	—	—	—	—	—	152,883	(152,883)

Non-GAAP amounts	$3,641,205	$1,115,999	$732,557	$383,442	$54,157	$105,493	$223,792

GAAP net income per share —diluted							$(0.37	)(1)

Non-GAAP net income per share — diluted							$1.66

Weighted average common shares — basic							131,980

Weighted average common shares — diluted							135,136

(1)	Basic shares used as losses were reported for those periods and the inclusion of dilutive shares would be anti-dilutive

(in thousands, except per share data)	For the Year Ended December 31, 2012
	Sales	Gross Margin	Operating Expense	Operating Income	Other (Income) Expense	Income Tax Expense (Benefit)	Net Income (Loss)
Amounts in accordance with GAAP	$1,353,663	$462,577	$375,306	$87,271	$12,975	$20,837	$53,459
Acquisition accounting impacts related to deferred revenue	2,899	2,899	—	2,899	—	—	2,899
Stock compensation expense	—	3,169	(24,737)	27,906	—	—	27,906
Amortization of intangible assets	—	—	(30,294)	30,294	—	—	30,294
Integration, acquisition, restructuring and other costs	—	—	(12,968)	12,968	—	—	12,968
Settlement charge — pension	—	—	(3,064)	3,064	—	—	3,064
Impairment of investments	—	—	—	—	(533)	—	533
Non-cash interest expense	—	—	—	—	(12,358)	—	12,358
Net tax items	—	—	—	—	—	34,615	(34,615)

Non-GAAP amounts	$1,356,562	$468,645	$304,243	$164,402	$84	$55,452	$108,866

GAAP net income per share — diluted							$0.46

Non-GAAP net income per share — diluted							$0.93

Weighted average common shares — basic							114,161

Weighted average common shares — diluted							116,514

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

Integration, Acquisition, Restructuring and Other Costs:     We have excluded the effect of integration, acquisition, restructuring and other costs and the effect of restructuring expenses in calculating our non-GAAP operating expenses and net income measures. We have and will incur significant expenses in connection with our recent acquisition of Motorola Home, which we generally would not otherwise incur in the periods presented as part of our continuing operations. Acquisition related expenses consist of transaction costs, costs for transitional employees, other acquired employee related costs, and integration related outside services. Restructuring expenses consist of employee severance, abandoned facilities, and other exit costs. We believe it is useful to understand the effects of these items on our total operating expenses.

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

Impairment of Investment:     We have excluded the effect of an other-than-temporary impairments of cost method investments in calculating our non-GAAP financial measures. We believe it is useful to understand the effect of this non-cash item in our other expense (income).

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

Mark To Market Fair Value Adjustment Related To Comcast Investment in ARRIS:     In connection with our acquisition of Motorola Home, Comcast was given an opportunity to invest in ARRIS. The accounting guid-

ance requires we mark to market the changes in the value of the investment and flow through other expense (income). We have excluded the effect of the implied fair value in calculating our non-GAAP financial measures. We believe it is useful to understand the effects of these items on our total other expense (income).

Asset Held for Sale Impairment:     In the second quarter of 2014, we entered into a contract to facilitate the sale of a building at less than its carrying amount. The asset has been reclassified as held for sale and was measured at the lower of its carrying amount or fair value less cost to sell. We have recorded an impairment charge to reduce the assets carrying amount to its estimated fair value less costs to sell in the period the held for sale criteria were met. We have excluded the effect of the asset held for sale impairment in calculating our non-GAAP financial measures. We believe it is useful to understand the effect of this non-cash item in our other expense (income).

Liability Related to Foreign Tax Credit Benefits:     In connection with our acquisition of Motorola Home, we have obtained certain foreign tax credit benefits for which we have recorded a liability to Google resulting from certain provisions in the acquisition agreement. The expense related to this liability has been recorded as part of other expense (income). We have excluded the effect of the expense in the calculation of our non-GAAP financial measures. We believe it is useful to understand the effects of this item on our total other expense (income).

Net Tax Items:     We have excluded the tax effect of the non-GAAP items mentioned above. Additionally, we have excluded the effects of certain tax adjustments related to tax and legal restructuring, state valuation allowances, research and development tax credits and provision to return differences.

Industry Conditions

Global macro-economic conditions continued to improve in 2014 over the historically low levels experienced since in 2007; although the U.S. and many other international markets we serve saw only modest growth. We expect to see further limited economic growth in many of our markets in 2015 notwithstanding the continuing global economic uncertainty. We believe this economic uncertainty will continue to influence the capital investment strategy of many of our customers and, as a result, we do not anticipate material growth in the overall capital expenditure markets we serve in 2015.

Consolidation of Customers Has Occurred and May Continue — In the first half of 2014 Comcast announced its intention to acquire Time Warner Cable; AT&T entered into an agreement to acquire DIRECTV; and in February 2015 Verizon announced its intention to sell certain properties to Frontier Communications. These announced transactions and other customer consolidations that may occur could have an impact on future sales and profitability. The impact of this customer M&A activity is difficult to estimate but may include:

•

a near-term delay in capital expenditures by the impacted customers until transactions are completed. Once the transactions are completed, we believe there is the potential for increased capital expenditure as acquiring operators work to standardize the purchased network to the acquirer’s existing systems and, in many cases, upgrade the acquired networks;

•

pressures from the resulting customers for lower prices or better terms, reflecting the increase in the total volume of products purchased or the elimination of a price differential between the acquiring customer and the company acquired; and

•

potential volatility in demand depending upon which technology, products and vendors each customer chooses to use post integration, including reductions in purchases from us in order to diversify their supplier base.

Capital Expenditures of Telcom Customers are Expected to be Lower in the Near Term — The U.S. Federal Communications Commission recently completed a wireless spectrum auction which raised a record amount for the acquired wireless spectrum licenses. Many of our telecom customers, including AT&T and Verizon, participated in this auction as they looked to expand their network capacity to meet increasing customer demand. As a result, capital expenditures at our existing and potential telecom customers are expected to be lower in the near term as a result of the costs associated with participating in the auction. Additional spectrum auctions, both in the U.S. (in 2016) and in some foreign markets are expected to occur which could further impact the capital expenditure strategies of telecom customers in the near term. Nevertheless, as described below, we still believe that the need for network expansion to meet customer demand presents potential opportunities for increased sales of our products to these customers.

Foreign Exchange Fluctuations May Impact Demand — The majority of our international sales are denominated in U.S. dollars and, as a result, the recent strengthening of the U.S. dollar has, and may continue to, impact our international customers who experience more cost to convert their local currency to US dollars in order to purchase our products. These customers may delay or reduce future purchases from us or we way experience pricing pressures in order to maintain or increase our market share in these international markets.

Competitive Market Regarding Communications and Entertainment Offerings from Non-Cable and Telecom Service Providers — OTT video services enabled by broadband data services is increasingly providing the same content provided by cable and telecom service providers in an on-demand, location independent format. Consumers are adopting this approach through offerings from providers such as Netflix and Hulu. Service providers are responding with enhanced on-demand location independent services of their own, providing immediate access to a wide array of content anytime, anywhere, on any screen. As a result, cable operators and Telecom companies are expected to increase the capacity of their networks to provide their customers with the bandwidth necessary to enable these services, which in turn may lead to greater demand for our products.

Growth of Connected Device Ecosystem — Consumers continue to add more connected devices to their home — including screens like smart TVs, tablets, laptops, and smartphones, but also connected appliances and health monitoring, security, and energy management devices. The proliferation of such devices is not only increasing the demand for bandwidth to keep them all concurrently connected, but creating new opportunities for services that take advantage of these new connections and the data they provide as a networked system. This ecosystem has taken on the moniker Internet of Things (“IoT”), and it poses both a significant monetization opportunity for service providers as well as a significantly complex environment for service delivery. The combination of different device interfaces, communications protocols, device management features and standards, privacy and security considerations, as well as an underlying need for wired and wireless connectivity poses its own unique set of challenges. However, the level of consumer engagement with these devices, as well as the unprecedented level of information they provide about users and their behaviors represent an opportunity for new, sticky services that service providers cannot deny. As a result, we expect to continue to invest in R&D to enable these services and create new products for the operators.

Content and Experience Personalization — As the connected device ecosystem and library of available media continues to grow, the ways in which content reaches consumers and how it is packaged is becoming paramount to providing relevant services. Consumers, increasingly, are engaging with more content and demanding that it be available anytime, anywhere, and on any device. This demand for personalization not only permeates the content delivery chain in the form of Multiscreen, TV Everywhere, DVR, and On-Demand services, but also affects content creation. User-generated, OTT, and direct-to-streaming content, for example, are becoming even more popular, giving way to new consumer trends like binge viewing and cord-cutting. And new interfaces, recommendation engines, and applications are creating opportunities for ad insertion and merchandising that are better targeted, device-specific, and more effective. Personalization, like the platform of connected devices on which it sits, continues to present a challenge of complexity and fragmentation in delivering content and experiences, but represents an unprecedented opportunity for service providers to achieve new levels of engagement and monetization. As a result, we expect to continue to invest in R&D to enable these services and create new products for the operators.

Monetization and Targeted Advertising in a Multiscreen World — The search and social media industries have introduced easy, interactive ways for advertisers to reach consumers while providing real-time results and responses and enabling content and ad-specific targeting. Advertisers, programmers, and content distributors including cable and telecom service providers are evaluating ways to integrate this new advertising paradigm with existing linear television by incorporating next-generation advertising insertion servers in their networks and jointly building an advanced advertising platform with consistent technologies, metrics, and interfaces across a national footprint. As a result, we expect to continue to invest in R&D to enable these services and create new products for the operators.

Network Optimization and Scaling Infrastructure to Keep Up with Growing Demand — Service providers are offering enhanced services, including high-definition television (and soon UHD/4K TV), digital video, interactive and VOD services, high-speed Internet and VoIP. As these enhanced broadband services continue to attract new subscribers, we expect that service providers will be required to invest in their networks to expand network capacity and support increased customer demand for personalized services. In the access portion, or “last-mile,” of the network, service providers will need to upgrade headends, hubs, nodes, and radio frequency distribution equipment. They will need to take a scalable approach to continue upgrades as new services are deployed. In addition, many international cable operators are still completing the initial upgrades necessary to offer such enhanced broadband services. Finally, as more and more critical services are provided over the service provider network, plant maintenance becomes a more important requirement. Operators must replace network components (such as amplifiers and lasers) as they approach the end of their useful lives. As a result we expect to continue to invest in R&D to enable these services and create new products for the operators.

Competition Between MSOs and Telecom Companies Continues and New Entrants are Appearing — Telecom companies are offering high-speed data services and now also offer a strong suite of video services to the residential market. Counterbalancing these offerings, cable companies are providing IP-based telephone service and DOCSIS 3.0-based (and soon, DOCSIS 3.1-based) ultra high-speed data service. Recently Google has entered the market with fiber to the home services in several markets and has announced plans to expand further. As a result of this competition among service providers, we anticipate that our customers will continue to invest in products and services to provide improved service offerings to their subscribers which may lead to strong demand for our products.

Service providers are Demanding Advanced Network Technologies and Software Solutions.     The increase in volume and complexity of the signals transmitted over broadband networks as a result of the migration to an all-digital, all-IP, on demand network is causing service providers to deploy new technologies. Service providers also are demanding sophisticated network and service management software applications that minimize operating expenditures needed to support the complexity of two-way broadband communications systems. As a result, service providers are focusing on technologies and products that are flexible, cost-effective, compliant with open industry standards, and scalable to meet subscriber growth and effectively deliver reliable, enhanced services. As part of this evolution, some operators (for example Comcast with its Reference Design Kit (“RDK”) efforts) are choosing to design portions of the set-tops firmware internally. As a result we anticipate that over time operators will migrate to an all IP network and look to enable new platforms and technologies intended to accelerate the deployment of new services. As this occurs, which we believe will be over a multi-year period, we anticipate a decline in demand for our traditional set-tops and an increase in demand in new IP set-tops.

Consolidation of Vendors Has Occurred and May Continue — Our industry has seen, and is expected to continue to see, significant consolidation.

The specific impact of the above trend is difficult to predict and quantify, but in general we believe:

•

The pace of new service introduction will continue to increase as will the variety of connected consumer devices. This change will increase the consumption of bandwidth and the demand for ARRIS products.

•

The need for service providers to expand their networks to meet the increased bandwidth and speed requirements their customers are demanding will continue to grow, driven by both the competition each provider faces and the proliferation of new services and connected devices. This leads the service providers to ask ARRIS, and our competitors, for product innovations that decrease the cost per megabit of the capacity required. This trend may have an impact on both revenues and margins, depending upon (among other things), the life cycle of the technology being deployed and the price points associated with that technology at a point in time. Further, the requirement to continuously innovate is expected to require continued research and development investment.

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

Key Operating Data (as a percentage of net sales)

	Years Ended December 31,
	2014	2013	2012
Net sales	100.0%	100.0%	100.0%
Cost of sales	70.3	71.8	65.8

Gross margin	29.7	28.2	34.2
Operating expenses:
Selling, general, and administrative expenses	7.7	9.3	11.9
Research and development expenses	10.5	11.8	12.6
Amortization of intangible assets	4.4	5.3	2.2
Integration, acquisition, restructuring and other costs	0.7	2.3	1.0

Operating income (loss)	6.4	(0.5)	6.5
Other expense (income):
Interest expense	1.2	1.9	1.3
Loss (gain) on investments	0.2	0.1	(0.1)
Loss (gain) on foreign currency	0.1	(0.1)	0.1
Interest income	(0.1)	(0.1)	(0.2)
Other expense (income), net	0.5	0.4	(0.1)

Income (loss) before income taxes	4.5	(2.7)	5.5
Income tax expense (benefit)	(1.6)	(1.3)	1.5

Net income (loss)	6.1%	(1.4)%	4.0%

Comparison of Operations for the Three Years Ended December 31, 2014

Net Sales

The table below sets forth our net sales for the three years ended December 31, 2014, 2013 and 2012 for each of our business segments described in Item 1 of this Form 10-K (in thousands, except percentages):

	Net Sales			Increase (Decrease) Between Periods
	For the Years Ended December 31,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$	%	$	%
Business Segment:
CPE	$3,690,454	$2,448,381	$611,408	$1,242,073	50.7%	$1,836,973	300.4%
N&C	1,637,544	1,193,001	742,255	444,543	37.3%	450,746	60.7%
Other	(5,077)	(20,480)	—	15,403	75.2%	(20,480)	(100.0)%

Total sales	$5,322,921	$3,620,902	$1,353,663	$1,702,019	47.0%	$2,267,239	167.5%

The table below sets forth our domestic and international sales for the three years ended December 31, 2014, 2013 and 2012 (in thousands, except percentages):

	Net Sales			Increase (Decrease) Between Periods
	For the Years Ended December 31,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$	%	$	%
Domestic	$3,957,203	$2,457,172	$1,020,060	$1,500,031	61.0%	$1,437,112	140.9%
International:
Americas, excluding U.S	900,822	746,146	202,887	154,676	20.7%	543,259	267.8%
Asia Pacific	147,921	153,674	65,554	(5,753)	(3.7)%	88,120	134.4%
EMEA	316,975	263,910	65,162	53,065	20.1%	198,748	305.0%

Total international	1,365,718	1,163,730	333,603	201,988	17.4%	830,127	248.8%

Total sales	$5,322,921	$3,620,902	$1,353,663	$1,702,019	47.0%	$2,267,239	167.5%

Customer Premises Equipment Net Sales 2014 vs. 2013

During the year ended December 31, 2014, sales of our CPE segment increased by approximately $1,242.1 million or 50.7%, as compared to 2013. The increase is attributable to the inclusion of sales associated with our acquisition of Motorola Home as well as the introduction of new products, in particular the XG1 and Verizon Media Server (VMS) video gateways. The sales increase was also driven by strong cable and telco set-tops and broadband device demand.

Network & Cloud Net Sales 2014 vs. 2013

During the year ended December 31, 2014, sales in the N&C segment increased by approximately $444.5 million or 37.3%, as compared to 2013. The increase in sales is primarily the result of the inclusion of sales associated with our acquisition of Motorola Home as well as strong sales across most product lines, led by our new CMTS platform, the E6000 CCAP and video solutions.

Customer Premises Equipment Net Sales 2013 vs. 2012

During the year ended December 31, 2013, sales of our CPE segment increased by approximately $1,837.0 million or 300.4%, as compared to 2012. The increase is primarily attributable to the inclusion of sales associated with our acquisition of Motorola Home. The sales increase also reflects the introduction of new products, in particular the XG1 gateway.

Network & Cloud Net Sales 2013 vs. 2012

During the year ended December 31, 2013, sales in the N&C segment increased by approximately $450.7 million or 60.7%, as compared to 2012. The increase in sales is primarily the result of the inclusion of sales associated with our acquisition of Motorola Home. During 2013, sales of our C4 CMTS declined as our new CMTS, the E6000, was introduced.

Gross Margin

The table below sets forth our gross margin for the three years ended December 31, 2014, 2013 and 2012 (in thousands, except percentages):

	Gross Margin			Increase (Decrease) Between Periods
	For the Years Ended December 31,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$	%	$	%
Gross margin dollars	$1,582,496	$1,022,748	$462,577	559,748	54.7%	560,171	121.1%
Gross margin percentage	29.7%	28.2%	34.2%		1.5		(6.0)

During the year ended December 31, 2014, gross margin dollars and gross margin percentage increased as compared to 2013. The increase in gross margin dollars is primarily the result of the inclusion of sales associated with our acquisition of Motorola Home. In addition, the gross margin for the year ended December 31, 2013 includes a $53.8 million impact associated with writing up the historic cost of the Motorola Home inventory to fair value at the date of acquisition (subsequently increasing cost of goods sold) as well as $16.5 million of costs associated with the rationalization of certain products after the acquisition date.

During the year ended December 31, 2013, gross margin dollars increased and gross margin percentage decreased as compared to 2012. Increase in gross margin dollars was primarily the result of the inclusion of sales associated with our acquisition of Motorola Home. The decrease in gross margin percentage was the result of product mix, as the increased sales of CPE products, which carry a lower gross margin, were a higher percentage of total sales. The historic gross margin of Motorola Home products was lower than the average of the historic ARRIS business. Also leading to the mix impact was the relative proportion of legacy Motorola Home sales and ARRIS sales; volume of legacy Motorola Home sales were significantly higher. The gross margin for the year ended December 31, 2013 included a $53.8 million impact associated with writing up the historic cost of the Motorola Home inventory to fair value at the date of acquisition (subsequently increasing cost of goods sold) as well as $16.5 million of costs associated with the rationalization of certain products after the acquisition date. Also, the gross margins were impacted by $13.2 million associated with a reduction in sales associated with the accounting for Comcast’s investment in ARRIS. We do not expect these items to impact future quarters.

Operating Expenses

The table below provides detail regarding our operating expenses (in thousands, except percentages):

	Operating Expenses			Increase (Decrease) Between Periods
	For the Years Ended December 31,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$	%	$	%
Selling, general & administrative	$410,568	$338,252	$161,338	$72,316	21.4%	$176,914	109.7%
Research & development	556,575	425,825	170,706	130,750	30.7%	255,119	149.4%
Amortization of intangible assets	236,521	193,637	30,294	42,884	22.1%	163,343	539.2%
Integration, acquisition, restructuring & other	37,498	83,047	12,968	(45,549)	(54.8)%	70,079	540.4%

Total	$1,241,162	$1,040,761	$375,306	$200,401	19.3%	$665,455	177.3%

Selling, General, and Administrative, or SG&A, Expenses

2014 vs. 2013

The year over year increase in SG&A expenses primarily reflect the inclusion of expenses associated with the Motorola Home acquisition, as well as higher variable compensation costs and bad debt expense. The increase was partially offset as a result of certain information technology and other costs, formerly allocated to SG&A, which have been reclassified effective January 1, 2014 to cost of sales and research and development as a result of the way we review the business.

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

2014 vs. 2013

The increase year-over-year in R&D expense reflects the inclusion of expenses associated with the Motorola Home acquisition, as well as, as well as higher variable compensation costs and allocations of information technology and other costs.

2013 vs. 2012

The increase year-over-year in R&D expense reflects the inclusion of expenses associated with the Motorola Home acquisition.

Amortization of Intangible Assets

Our intangible amortization expense relates to finite-lived intangible assets acquired in business combinations or acquired individually. Intangibles amortization expense was $236.5 million in 2014, as compared with $193.6 and $30.3 million in 2013 and 2012, respectively.

Integration, Acquisition, Restructuring and Other Costs

During 2014, we recorded acquisition related expenses and integration expenses of $34.1 million. These expenses primarily related to the acquisition of Motorola Home and consisted of integration related outside services and legal fees. The Company has substantially completed its integration of the Motorola Home business in 2014.

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

During 2014, 2013 and 2012, we recorded restructuring charges of $3.4 million, $37.6 million and $6.8 million, respectively. The charge recorded in 2014 related to rationalization of facilities resulting in costs related to severance and employee termination benefits and the charges in 2013 were related to severance, employee termination benefits and facilities. The charges recorded in 2012 related to severance and facilities associated with the continued implementation of the restructuring initiative following the acquisition of BigBand to align our workforce and operating costs with current business opportunities.

Direct Contribution

The table below sets forth our direct contribution for the three years ended December 31, 2014, 2013 and 2012 (in thousands, except percentages):

	Direct Contribution			Increase (Decrease) Between Periods
	For the Years Ended December 31,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$	%	$	%
Operating Segment:
CPE	$791,244	$509,473	$66,788	$281,771	55.3%	$442,685	662.8%
N&C	430,943	264,589	228,798	166,354	62.9%	35,791	15.6%
Other	(606,834)	(515,391)	(165,053)	(91,443)	(17.7)%	(350,338)	(212.3)%

Total	$615,353	$258,671	$130,533	$356,682	137.9%	$128,138	98.2%

Customer Premises Equipment Direct Contribution 2014 vs. 2013

During 2014, direct contribution in our CPE segment increased by approximately 55.3% as compared to the same period in 2013. The increase is primarily attributable to the inclusion of direct contribution associated with our acquisition of Motorola Home. Further, the direct contribution is favorably impacted by mix, given, that in the aggregate the contribution margin of former Motorola Home products are greater than that of former ARRIS products.

Network & Cloud Direct Contribution 2014 vs. 2013

During 2014, direct contribution in our N&C segment increased by approximately 62.9% as compared to the same period in 2013. The increase is primarily attributable to the inclusion of direct contribution associated with our acquisition of Motorola Home and the success of our E6000 CMTS platform.

Customer Premises Equipment Direct Contribution 2013 vs. 2012

During 2013, direct contribution in our CPE segment increased by approximately 662.8% as compared to the same period in 2012. The increase is primarily attributable to the inclusion of direct contribution associated with our acquisition of Motorola Home as well as product mix and higher sales.

Network & Cloud Direct Contribution 2013 vs. 2012

During 2013, direct contribution in our N&C segment increased by approximately 15.6% as compared to the same period in 2012. Despite the higher sales, as a result of the Motorola Home acquisition, direct contribution did not increase proportionally. The contribution was impacted year over year by (1) higher operating expenses associated with investing in the acquired Cloud software portfolio, as well as overlapping investments in next generation CCAP; (2) the ramp-up of E6000 CMTS in 2013 resulted in higher shipments of new chassis and line cards, which have lower margin relative to license upgrades of deployed C4 CMTS products shipped in 2012.

Other Expense (Income)

The table below provides detail regarding our other expense (income) (in thousands):

	Other Expense (Income)			Increase (Decrease) Between Periods
	For the Years Ended December 31,
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Interest expense	$62,901	$67,888	$17,797	$(4,987)	$50,091
Loss (gain) on investments	10,961	2,698	(1,404)	8,263	4,102
Loss (gain) on foreign currency	2,637	(3,502)	786	6,139	(4,288)
Interest income	(2,590)	(2,936)	(3,242)	346	306
Other expense (income)	28,195	13,989	(962)	14,206	14,951

Total other expense	$102,104	$78,137	$12,975	$23,967	$65,162

Interest Expense

Interest expense reflects the amortization of deferred finance fees, the debt discount for the term loans and the non-cash interest component of our convertible subordinated notes which were fully redeemed during the fourth quarter of 2013, as well as interest paid on the notes and term loans and other debt obligations. Interest expense was $62.9 million in 2014, as compared with $67.9 million and $17.8 million in 2013 and 2012, respectively.

Loss (Gain) on Investments

From time to time, we hold certain investments in the common stock of private and publicly-traded companies, a number of non-marketable equity securities, and investments in rabbi trusts associated with our deferred compensation plans. In connection with the Motorola Home acquisition, we also acquired certain investments in limited liability companies and partnerships that are accounted for using the equity method of accounting. As such our equity portion in current earnings of such companies is included in the loss (gain) on investments.

During the years ended December 31, 2014, 2013 and 2012, we recorded net (gains) losses on investment, including impairment charges in 2014, related to these investments of $11.0 million, $2.7 million and $(1.4) million, respectively.

During 2014, the Company performed an evaluation of its investments and concluded that two private companies had indicators of impairment, and that their fair value had declined. This resulted in other-than-temporary impairment charges of $7.0 million. No impairment charges were recorded in 2013 and 2012.

Loss (Gain) on Foreign Currency

During the years ended December 31, 2014, 2013 and 2012, we recorded net (gains) losses on foreign currency of $2.6 million, $(3.5) million and $0.8 million, respectively. We have US dollar functional currency entities that bill certain international customers in their local currency and foreign functional currency entities that procure in U.S. dollars. We also have certain predictable expenditures for international operations in local currency. Additionally, certain intercompany transactions are denominated in foreign currencies and subject to revaluation. To mitigate the volatility related to fluctuations in the foreign exchange rates, we have entered into various foreign currency contracts. The gain or loss on foreign currency is driven by the fluctuations in the foreign currency exchange rates.

Interest Income

Interest income reflects interest earned on cash, cash equivalents, short-term and long-term marketable security investments. During the years ended December 31, 2014, 2013 and 2012, we recorded interest income of $2.6 million, $2.9 million and $3.2 million, respectively.

Other Expense (Income)

Other expense (income) for the years ended December 31, 2014, 2013 and 2012 were $28.2 million, $14.0 million and $(1.0) million, respectively.

In connection with our acquisition of Motorola Home, we have obtained certain foreign tax credit benefits for which we have recorded a liability to Google resulting from certain provisions in the acquisition agreement. During the fourth quarter of 2014, we have recorded an expense of $20.5 million related to this liability.

For the year ended December 31, 2014, we recorded a $2.1 million write-down in the carrying amount of land and building reclassified as held for sale as a result of obtaining a letter of intent for its sale and is included in other expense (income), net.

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

In 2014, we recorded ($88.0) million of income tax benefit for U.S. federal and state taxes and foreign taxes, which was (36.8)% of our pre-tax income of $239.2 million. The Company’s effective income tax rate for 2014 was favorably impacted by $176.5 million of discrete tax benefit. The tax benefit was primarily due to the release of valuation allowances recorded for U.S. federal net operating losses and U.S. federal tax credits and from deferred tax assets recorded for state net operating losses and state research and development tax credits arising from the acquisition of the Motorola Home business from Google. In addition, $18.1 million of current tax benefit was recorded when the President signed legislation to approve the extension of the U.S. federal research and development tax credit through December 31, 2014. To assess the Company’s ability to remove the valuation allowances recorded against certain deferred tax assets acquired in the Motorola Home acquisition, the Company was required to analyze the impact of various tax rules which limit the Company’s ability to utilize net operating losses and tax credits. The Company was also required to assess tax planning strategies to best allow for the utilization of the tax attributes. During the fourth quarter of 2014, the Company completed the required tax analysis and received the final information from Google as to the amounts and types of acquired deferred tax assets. Exclusive of these discrete events, the effective income tax rate would have been approximately 29.6%.

In 2013, we recorded $47.4 million of income tax benefit for U.S. federal and state taxes and foreign taxes, which was 49.3% of our pre-tax loss of $96.2 million. The effective income tax rate was favorably impacted by $15.4 million of discrete tax benefit. The most significant 2013 discrete tax events were a reversal of $6.7 million of tax liabilities from uncertain tax positions, mostly attributable to the expiration of certain statutes of limitations in the third and fourth quarters of 2013, and a favorable impact of $8.7 million from global provision-to-return adjustments, including the 2012 U.S. federal credit for research and development, which was not reenacted until first quarter of 2013. Additionally, the Company recorded a pre-tax book loss on an investment in ARRIS by Comcast of approximately $26.4 million and a pre-tax book loss of approximately $10.0 million on certain foreign entities from the Motorola Home acquisition, on which no tax benefit was recorded. Exclusive of the discrete events, the effective income tax rate would have been approximately (17.9)%.

In 2012, we recorded $20.8 million of income tax expense for U.S. federal and state taxes and foreign taxes, which was 28.0% of our pre-tax income of $74.3 million. The effective income tax rate was favorably impacted by $4.7 million in discrete tax events. The most significant 2012 discrete tax events were a reversal of $3.4 million of tax liabilities from uncertain tax positions, mostly attributable to the expiration of certain statutes of limitations in the third quarter of 2012, a favorable impact of $0.7 million from global provision-to-return adjustments and $0.6 million from net valuation allowance decreases. Exclusive of the discrete tax events, the effective income tax rate would have been approximately 33.3%. The increase in the effective income tax rate from prior year, exclusive of discrete tax events and the prior year Goodwill impairment, was primarily attributable to the absence of research and development tax credits. While legislation was passed to extend the U.S. federal research and development tax credit in January of 2013, the passage was too late to allow the Company to record the benefit in 2012. However, 2012 tax expense was still favorably impacted by research and development tax credits as a result of the expiration of certain statute of limitations for prior years and certain adjustments for provision-to-return. During the first quarter of 2013, the Company recorded the 2012 impact of the 2013 legislation as a favorable discrete tax event and included the impact of the 2013 credit in its effective income tax rate for 2013.

Financial Liquidity and Capital Resources

Overview

Following completion of the Motorola Home acquisition, one of our key strategies remains maintaining and improving our capital structure. The key metrics we focus on are summarized in the table below:

Liquidity & Capital Resources Data

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except DSO and Turns)
Key Working Capital Items
Cash provided by operating activities	$459,281	$562,716	$84,401
Cash, cash equivalents, and short-term investments	$692,538	$509,798	$530,117
Long-term U.S corporate bonds	$4,867	$3,577	$53,914
Accounts Receivable, net	$598,603	$619,571	$188,581
-Days Sales Outstanding	42	54	46
Inventory, net	$401,165	$330,129	$133,848
- Turns	10.2	10.1	7.1
Key Financing Items
Convertible notes at face value	$—	$—	$232,050
Term loans at face value	$1,547,563	$1,752,563	$—
Cash used for redemption of convertible notes	$—	$232,050	$—
Cash used for debt repayment	$209,653	$172,437	$—
Key Financing Items
Cash used for share repurchases	$—	$—	$51,921
Capital Expenditures	$56,588	$71,443	$21,507

In managing our liquidity and capital structure, we have been and are focused on key goals, and we have and will continue in the future to implement actions to achieve them. They include:

•	Liquidity — ensure that we have sufficient cash resources or other short term liquidity to manage day to day operations.

•	Growth — implement a plan to ensure that we have adequate capital resources, or access thereto, fund internal growth and execute acquisitions.

•	Deleverage — reduce our debt obligation.

•	Share repurchases — opportunistically repurchase our common stock.

Accounts Receivable & Inventory

We use the number of times per year that inventory turns over (based upon sales for the most recent period, or turns) to evaluate inventory management, and days sales outstanding, or DSOs, to evaluate accounts receivable management.

Accounts receivable at the end of 2014 decreased as compared to the end of 2013. DSOs decreased from 2014 to 2013, primarily the result of payment patterns of our customers and timing of shipments to customers.

Inventory increased in 2014 as compared to 2013, primarily as a result of higher CPE inventory levels to protect against potential supply chain disruptions with West Coast port of entry delays, as well as timing of customer requirements. In addition, the decision to in-source the manufacturing of certain product lines resulted in higher levels of component inventory previously held at contract manufacturers.

Accounts receivable at the end of 2013 increased as compared to the end of 2012, primarily as a result of the inclusion of receivables derived from sales associated with the Motorola Home products, which were not included in 2012. DSOs increased in 2013 as compared to 2012, reflecting a higher international mix of customers (which on average have longer payment terms) as a result of the Acquisition. As part of the Acquisition, we acquired approximately $462.2 million of accounts receivable. Looking forward, it is possible that DSOs may increase dependent upon our customer mix and payment patterns, particularly if international sales increase as customers internationally typically have longer payment terms.

Inventory increased in 2013 as compared to 2012. The increase in inventory was primarily as a result of the Motorola Home acquisition. We acquired approximately $270.4 million of inventory upon closing of the Motorola Home transaction in April 2013. Inventory turns were 10.1 in 2013 as compared to 7.1 in the same period of 2012. The turns increased reflecting the additions of inventory from the Motorola Home acquisition. Motorola Home had high inventory turns on average.

Common Share Repurchases

ARRIS did not repurchase any shares under the previously adopted share repurchase plan in 2014 and 2013. During 2012, we repurchased 4.5 million shares of our common stock for $51.9 million at an average stock price of $11.55.

Term Debt Repayments

In 2014, we repaid $209.7 million of debt, of which $205.0 million was related to term debt, including a $150 million optional prepayment and $4.7 million of debt assumed and settled in conjunction with the closing of the Seawell acquisition in April 2014.

In 2013, we repaid $172.4 million of our term debt, including $125 million optional repayment.

Redemption of 2.00% Convertible Senior Notes due 2026

In 2013, the Company redeemed its convertible notes, for $231.2 million in cash considerations and issued 3.1 million shares of common stock to Note holders.

Summary of Current Liquidity Position and Potential for Future Capital Raising

We believe our current liquidity position, where we had approximately $692.5 million of cash, cash equivalents, and short-term investments and $4.9 million of long-term marketable securities on hand as of December 31, 2014, together with approximately $247.5 million in availability under our new Revolving Credit Facility, and the prospects for continued generation of cash from operations, are adequate for our short- and medium-term business needs. Our cash, cash-equivalents and short-term investments as of December 31, 2014 include approximately $132.5 million held by foreign subsidiaries whose earnings we expect to reinvest indefinitely outside of the United States. We do not expect to need the cash generated by those foreign subsidiaries to fund our domestic operations. However, in the unforeseen event that we repatriate cash from those foreign subsidiaries, in excess of what is owed to the United States parent, we may be required to provide for and pay U.S. taxes on permanently repatriated funds.

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

Senior Secured Credit Facilities

In April 2013 we entered into senior secured credit facilities with Bank of America, N.A. and various other institutions, which are comprised of (i) a “Term Loan A Facility” of $1.1 billion, (ii) a “Term Loan B Facility” of $825 million and (iii) a “Revolving Credit Facility” of $250 million. The Term Loan A Facility and the Revolving Credit Facility have terms of five years. The Term Loan B Facility has a term of seven years. Interest rates on borrowings under the senior credit facilities are set forth in the table below. As of December 31, 2014, we had $1,547.6 million face value outstanding under the Term Loan A and Term Loan B Facilities, no borrowings under the Revolving Credit Facility and letters of credit totaling $2.5 million issued under the Revolving Credit Facility.

	Rate	As of December 31, 2014
Term Loan A	LIBOR + 1.75%	1.92%
Term Loan B	LIBOR (1) + 2.50%	3.25%
Revolving Credit Facility (2)	LIBOR + 1.75%	Not Applicable

(1)	Includes LIBOR floor of 0.75%
(2)	Includes unused commitment fee of 0.35% and letter of credit fee of 1.75% not reflected in interest rate above.

Borrowings under the senior secured credit facilities are secured by first priority liens on substantially all of our assets and certain of our present and future subsidiaries who are or become parties to, or guarantors under, the credit agreement governing the senior secured credit facilities (the “Credit Agreement”). The Credit Agreement contains usual and customary limitations on indebtedness, liens, restricted payments, acquisitions and asset sales in the form of affirmative, negative and financial covenants, which are customary for financings of this type, including the maintenance of a minimum 3.75:1 (with an additional scheduled decreases to 3.5:1). As of December 31, 2014, we were in compliance with all covenants under the Credit Agreement.

The Credit Agreement provides for certain step downs in the interest rates paid on the Term Loan A, Term Loan B and Revolving Credit Facility upon achievement of tiered lowered leverage ratios. As a result of our lowered leverage ratio at the end of the second quarter 2014, the interest rate paid on the Term Loan A, Term Loan B and Revolving Credit Facility decreased by 25 basis points. Since inception, we have realized a total 50 basis points decrease in the interest rate paid on the Term Loan A and Revolving Credit Facility and 25 basis points decrease in the interest paid rate on the Term Loan B. There are no further interest rate decreases available to us in the current Credit Agreement.

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

Commitments

Following is a summary of our contractual obligations as of December 31, 2014 (in thousands):

	Payments due by period
Contractual Obligations	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Credit facilities (1)	$75,625	$213,125	$715,000	$543,813	$1,547,563
Operating leases, net of sublease income (2)	21,434	32,104	16,863	20,457	90,858
Purchase obligations (3)	598,166	29,998	—	—	628,164
Patent license obligation (4)	34,253	—	—	—	34,253

Total contractual obligations (5)	$729,478	$275,227	$731,863	$564,270	$2,300,838

(1)	Represents face values of Term Loan A and B which have terms of five years and seven years respectively.
(2)	Includes leases which are reflected in restructuring accruals on the consolidated balance sheets.
(3)	Represents obligations under agreements with non-cancelable terms to purchase goods or services. The agreements are enforceable and legally binding, and specify terms, including quantities to be purchased and the timing of the purchase.
(4)	Represents a commitment to participate in a syndicate of approximately 30 companies, including certain customers of ARRIS, to fund RPX Corporation’s (“RPX”) purchase of 4,000 patent assets from Rockstar Consortium and its subsidiaries (“Rockstar”). As part of this transaction we will receive a non-exclusive license to the 4,000 patent assets purchased.
(5)	Approximately $45.7 million of uncertain tax positions have been excluded from the contractual obligation table because we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Sources and Uses of Cash

Below is a table setting forth the key line items of our Consolidated Statements of Cash Flows (in thousands):

	2014	2013	2012
Cash provided by (used in)
Operating activities	459,281	$562,716	$84,401
Investing activities	(124,586)	(1,889,502)	(151,062)
Financing activities	(211,343)	1,637,521	(37,511)

Net increase (decrease) in cash and cash equivalents	$123,352	$310,735	$(104,172)

Operating Activities:

Below are the key line items affecting cash from operating activities (in thousands):

	2014	2013	2012
Net income (loss)	$327,211	$(48,760)	$53,459
Adjustments to reconcile net income (loss) to cash provided by operating activities	229,213	284,738	80,867

Net income including adjustments	556,424	235,978	134,326
Decrease (increase) in accounts receivable	17,400	9,241	(37,139)
Decrease (increase) in inventory	(71,036)	74,111	(21,491)
Increase (decrease) in accounts payable and accrued liabilities	(115,039)	247,301	(5,675)
All other, net	71,532	(3,915)	14,380

Cash provided by operating activities	$459,281	$562,716	$84,401

2014 vs. 2013

Net income including adjustments, as per the table above, increased $320.4 million during 2014 as compared to 2013 reflecting higher sales and gross margin.

Accounts receivable decreased $17.4 million in 2014. These decreases were primarily related to the payment patterns of our customers. It is possible that both accounts receivable and DSOs may increase in future periods, particularly if we have an increase in international sales, which tend to have longer payment terms.

Inventory increased by $71.0 million in 2014, primarily as a result of higher CPE inventory levels to protect against potential supply chain disruptions with West Coast port of entry delays, as well as timing of customer requirements. In addition, the decision to in-source the manufacturing of certain product lines resulted in higher levels of component inventory previously held at contract manufacturers.

Accounts payable and accrued liabilities decreased by $115.0 million in 2014. The significant component of this change was a decrease in accounts payable reflecting timing of payments.

All other accounts, net, include the changes in other receivables, income taxes payable (recoverable), and prepaids. The other receivables represent amounts due from our contract manufacturers for material used in the assembly of our finished goods. The change in our income taxes recoverable account is a result of the timing of the actual estimated tax payments during the year as compared to the actual tax liability for the year. The net change during 2014 was approximately $71.5 million as compared to $3.9 million in 2013.

2013 vs. 2012

Net income including adjustments, increased $101.7 million during 2013 as compared to 2012 reflecting the inclusion of Motorola Home as discussed above.

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

All other accounts, net, include the changes in other receivables, income taxes payable (recoverable), and prepaids. The other receivables represent amounts due from our contract manufacturers for material used in the assembly of our finished goods. The change in our income taxes recoverable account is a result of the timing of the actual estimated tax payments during the year as compared to the actual tax liability for the year. The net change during 2013 was approximately $3.9 million as compared to $14.4 million in 2012.

Investing Activities:

Below are the key line items affecting investing activities (in thousands):

	2014	2013	2012
Purchases of property, plant and equipment	$(56,588)	$(71,443)	$(21,507)
Acquisitions/other	84	(2,208,114)	—
Purchases of investments	(127,780)	(104,626)	(418,956)
Sales of investments	59,679	479,781	286,013
Proceeds from dividend equity investments	—	14,780	—
Other, net	19	120	3,388

Cash used in investing activities	$(124,586)	$(1,889,502)	$(151,062)

Purchases of Property, Plant and Equipment — Represents capital expenditures which are mainly for test equipment, laboratory equipment, and computing equipment.

Acquisitions/Other — Represents cash investments we have made in our various acquisitions. In 2013, we paid $2,286 million cash for the acquisition of Motorola Home.

Purchases and Sales of Investments — Represents purchases and sales of securities and other investments.

Proceeds from dividend on equity investments — Represents the dividend proceeds we received from our equity investments.

Other, net — Represents the cash proceeds received sale of assets.

Financing Activities:

Below are the key items affecting our financing activities (in thousands):

	2014	2013	2012
Proceeds from issuance of debt	$—	$1,925,000	$—
Cash paid for debt discount	—	(9,853)	—
Payment of debt obligations	(209,653)	(404,488)	—
Deferred financing cost paid	—	(42,724)	—
Repurchase of common stock	—	—	(51,921)
Proceeds from issuance of common stock	19,196	175,072	20,304
Repurchase of shares to satisfy minimum tax withholdings	(29,845)	(12,664)	(9,443)
Excess tax benefits from stock-based compensation plans	8,959	7,178	3,549

Cash provided by (used in) financing activities	$(211,343)	$1,637,521	$(37,511)

Proceeds From Issuance of Debt — As part of the Motorola Home acquisition, we entered into senior secured credit facility which comprised of Term Loan A facility of $1.1 billion with a term of five years and Term Loan B facilities of $0.8 billion with a term of seven years.

Cash Paid for Debt Discount — Represents amounts paid to lenders in the form of upfront fees, which have been treated as a reduction in the proceeds received by the Company and are considered a component of the discount on the Term Loans A and B.

Payment of Debt Obligation — Represents the payment of the convertible debt and the term loans under the senior secured credit facilities plus the payment of debt assumed and settled in conjunction with the closing of the SeaWell acquisition in April 2014.

Deferred Financing Costs Paid — Represents the finance fees related to the issuance of the senior secured credit facilities. These costs will be amortized over the life of the term loans and revolving credit facility or written-off on an accelerated basis if optional prepayments are made on the debt.

Repurchase of Common Stock — Represents the cash used to buy back the Company’s common stock.

Proceeds from Issuance of Common Stock — Represents cash proceeds related to the exercise of stock options by employees, offset with expenses paid related to the issuance of common stock. It also represents cash proceeds from shares issued to Google and Comcast in relation to the Motorola Home acquisition.

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

Income Taxes Benefit Related to Equity Compensation

During 2014, approximately $17.2 million of U.S. federal tax benefits were obtained from tax deductions arising from equity-based compensation deductions, all of which resulted from 2014 exercises of non-qualified stock options and lapses of restrictions on restricted stock awards. During 2013, approximately $2.8 million of U.S. federal tax benefits were obtained from tax deductions arising from equity-based compensation deductions, all of which resulted from 2013 exercises of non-qualified stock options and lapses of restrictions on restricted stock awards. During 2012, approximately $2.9 million of U.S. federal tax benefits were obtained from tax deductions arising from equity-based compensation deductions, all of which resulted from 2012 exercises of non-qualified stock options and lapses of restrictions on restricted stock awards.

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

We have certain international customers who are billed in their local currency and certain international operations that procure in U.S dollars. We also have certain predictable expenditures for international operations in local currency. Additionally, certain intercompany transactions created in conjunction with the Motorola Home acquisition are denominated in foreign currencies and subject to revaluation. We use a hedging strategy and enter into forward or currency option contracts based on a percentage of expected foreign currency revenues and expenses. The percentage can vary, based on the predictability of exposures denominated in the foreign currency.

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

We execute letters of credit and bank guarantees in favor of certain landlords, customers and vendors to guarantee performance on contracts. Certain financial instruments require cash collateral, and these amounts are reported as restricted cash. As of December 31, 2014 and 2013, we had approximately $1.0 million and $1.1 million outstanding, respectively, of restricted cash.

Cash, Cash Equivalents, and Investments

Our cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) are primarily held in demand deposit accounts and money market accounts. We hold short-term investments consisting of mutual funds and debt securities classified as available-for-sale, which are stated at estimated fair value. The debt securities consist primarily of commercial paper, certificates of deposits, short term corporate obligations and U.S. government agency financial instruments.

We hold cost method investments in private companies. These investments are recorded at $15.2 million and $15.3 million as of December 31, 2014 and 2013, respectively. See Note 7 of Notes to the Consolidated Financial Statements for disclosures related to the fair value of our investments.

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

Capital Expenditures

Capital expenditures are made at a level designed to support the strategic and operating needs of the business. ARRIS’ capital expenditures were $56.6 million in 2014 as compared to $71.4 million in 2013 and $21.5 million in 2012. We had no significant commitments for capital expenditures at December 31, 2014. Management expects to invest approximately $55.0 million in capital expenditures for the year 2015.

Deferred Income Tax Assets — Including Net Operating Loss Carryforwards and Research and Development Credit Carryforwards, and Capitalized Research and Experimentation Costs and Valuation Allowances

Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. If we conclude that deferred tax assets are more-likely-than-not to not be realized, then we record a valuation allowance against those assets. We continually review the adequacy of the valuation allowances established against deferred tax assets. As part of that review, we regularly project taxable income based on book income projections by legal entity. Our ability to utilize our U.S. federal, state and foreign deferred tax assets is dependent upon our future taxable income by legal entity.

During the fourth quarter of 2014, Google provided information related to the acquired U.S. federal and state net operating losses (“NOLs”) and tax credits from their 2013 final income tax returns inclusive of all entities that were acquired by the Company in the acquisition of the Motorola Home business. After receiving the final NOL and tax credit information from Google and completing the tax planning required to best allow for utilization of the acquired tax attributes, the Company recorded a tax benefit arising from the acquired attributes and the reversal of valuation allowances previously recorded of $162.0 million for 2014, $18.2 million of which had been reversed in the first quarter of 2014.

As of December 31, 2014, ARRIS had net operating loss carryforwards for U.S. federal, state, and foreign income tax purposes of approximately $552.9 million, $417.3 million and $57.8 million, respectively. The U.S. federal NOLs expire through 2031. Foreign NOLs related to our Irish subsidiary in the amount of $18.5 million have an indefinite life. Other significant foreign NOLs arise from our Canadian subsidiary ($13.7 million, expiring within 20 years), Dutch subsidiaries ($3.3 million, expiring during the next eight years), and French branch ($5.4 million, no expiration), our U.K. branch ($6.4 million, no expiration), our U.K. subsidiary ($3.1 million, no expiration) and our Israeli subsidiary ($6.3 million, no expiration). The net operating losses are subject to various limitations on how and when the losses can be used to offset against taxable income. Approximately $178.2 million of U.S. federal, $228.5 million of state NOLs, and $18.8 million of the foreign NOLs are subject to valuation allowances because we do not believe the ultimate realization of that portion of the deferred tax assets associated with these U.S. federal and state and foreign NOLs is more-likely-than-not.

During 2014, we used approximately $75.2 million of U.S. federal NOLs to reduce taxable income. For state tax filing, we recorded the usage of $54.0 million of pre-apportioned and $375.6 million of post-apportioned U.S. state NOLs to reduce taxable income.

As of December 31, 2013, ARRIS had NOL carryforwards for U.S. federal, state, and foreign income tax purposes of approximately $435.6 million, $174.5 million, and $47.9 million, respectively. The U.S. federal NOLs expire through 2031. Foreign NOLs related to our Irish subsidiary in the amount of $20.9 million have an indefinite life. Other significant foreign NOLs arise from our Dutch subsidiaries ($5.0 million, expiring during the next 8 years), our French branch ($6.1 million, no expiration), our U.K. branch ($7.0 million, no expiration), and our Israeli subsidiary ($7.6 million, no expiration). The net operating losses were subject to various limitations on how and when the losses could be used to offset against taxable income. Approximately $73.8 million of post-apportioned and $78.7 million of pre-apportioned state NOLs, and $5.2 million of the foreign NOLs were subject to valuation allowances because we did not believe the ultimate realization of the deferred tax assets associated with these U.S. federal, state and foreign NOLs was more-likely-than-not.

During 2013, we used approximately $3.3 million of U.S. federal NOLs to reduce taxable income. We did not record the usage of any pre-apportioned or post-apportioned U.S. state NOLs to reduce taxable income.

During the tax year ending December 31, 2014, we utilized $17.6 million and $1.5 million, respectively of U.S. federal and state research and development tax credits, to offset against U.S. federal and state income tax liabilities. During the tax years ending December 31, 2013, and 2012, we utilized $5.5 million and $1.2 million, respectively of U.S. federal and state research and development tax credits, to offset against U.S. federal and state income tax liabilities. As of December 31, 2014, ARRIS has a deferred tax asset of $47.0 million for U.S. federal research and development tax credits and $29.4 million of for state research and development tax credits. We also have an additional $7.9 million of U.S. federal research and development credits, related to excess tax benefits recorded in additional paid in capital, which is also available to be utilized against future income tax liabilities of the Company. The remaining unutilized U.S. federal research and development tax credits can be carried back one year and carried forward twenty years. The state research and development tax credits carry forward and will expire pursuant to the various applicable state laws. Approximately $21.7 million of U.S. federal research and development tax credits and $11.7 million of state research and development tax credits are subject to valuation allowances because we do not believe the ultimate realization of the related deferred tax assets is more-likely-than-not.

ARRIS has generally reported taxable income in excess of its pre-tax net book income for financial reporting purposes. A significant reconciling item between the taxable income and the pre-tax net book income has been the book amortization expense relating to the separately stated intangible assets arising from acquisitions. Other significant reconciling items between taxable income and pre-tax net book income are certain reserves that are recorded as expenses for pre-tax net book income purposes which are not deductible for income tax purposes until they are paid. As of December 31, 2014, the Company reports $607.5 million of capitalized research and experimentation costs, which are available to reduce U.S. federal and state taxable income in future years, based on a straight-line method over a ten year life. The costs are amortized over the remaining lives on a straight-line basis, with the final amortization occurring in 2021.

The Company obtains significant benefits from U.S. federal research and development tax credits, which are used to reduce the Company’s U.S. federal income tax liability. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law. Under this act, the federal research and development credit was retroactively extended for amounts paid or incurred after December 31, 2011 and before January 1, 2014. The effects of these changes in the tax law resulted in a tax benefit which was recognized in the first quarter of 2013, the quarter in which the law was enacted. In December of 2014, this legislation was extended again through December 31, 2014. As a result of this legislation being extended, the company recorded a net benefit of $18.1 million in the fourth quarter of 2014. The U.S. federal research and development tax credit has yet to be extended for the 2015 tax year and, if extended, the tax law will have a material impact on our financial statements.

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

The U.S. pension plan benefit formulas generally provide for payments to retired employees based upon their length of service and compensation as defined in the plans. Our investment policy is to fund the qualified plan as required by the Employee Retirement Income Security Act of 1974 (“ERISA”) and to the extent that such contributions are tax deductible. For 2014, the plan assets were comprised of approximately 43%, 3% and 54% of equity securities, debt securities and money market funds, respectively. For 2013, the plan assets were comprised of approximately 43%, 3% and 54% of equity securities, debt securities and money market funds, respectively. For 2015, the plan’s current target allocations are 42% equity securities, 3% debt securities, and 55% money market funds. Liabilities or amounts in excess of these funding levels are accrued and reported in the consolidated balance sheets. We have established a rabbi trust to fund the pension obligations of the Chief Executive Officer under his Supplemental Retirement Plan including the benefit under our non-qualified defined benefit plan. In addition, we have established a rabbi trust for certain executive officers and certain senior management personnel to fund the pension liability to those officers under the non-qualified plan. Effective June 30, 2013, ARRIS amended the Supplemental Retirement Plan. This amendment effectively froze entry of any new participants into the Supplemental Plan and, for existing participants, a freeze on any additional benefit accrual after June 30, 2013. The participant’s benefit will continue to be distributed in accordance with the provisions of the Supplemental Plan but the final benefit accrual was frozen as of June 30, 2013. A curtailment gain of approximately $0.3 million, which represents the difference in the projected benefit obligation and the accumulated benefit obligation at June 30, 2013, offsets the existing plan loss and lowers future pension expense.

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

The weighted-average actuarial assumptions used to determine the benefit obligations for the three years presented are set forth below:

	2014	2013	2012
Assumed discount rate for plan participants	3.75%	4.50%	3.75%
Rate of compensation increase	N/A	N/A	3.75%

The weighted-average actuarial assumptions used to determine the net periodic benefit costs are set forth below:

	2014	2013	2012
Assumed discount rate plan participants	4.50%	3.75%	4.50%
Rate of compensation increase	N/A	3.75%	3.75%
Expected long-term rate of return on plan assets	6.00%	6.00%	6.00%

The expected long-term rate of return on assets is derived using the building block approach which includes assumptions for the long term inflation rate, real return, and equity risk premiums.

No minimum funding contributions are required in 2015 for the plan.

Other Benefit Plans

ARRIS has established defined contribution plans pursuant to the Internal Revenue Code Section 401(k) that cover all eligible U.S. employees. We contribute to these plans based upon the dollar amount of each participant’s contribution. We made matching contributions to these plans of approximately $15.3 million, $10.9 million, and $5.7 million in 2014, 2013 and 2012, respectively.

We have a deferred compensation plan that does not qualify under Section 401(k) of the Internal Revenue Code and is available to our key executives and certain other employees. Employee compensation deferrals and matching contributions are held in a rabbi trust. The total of net employee deferrals and matching contributions, which is reflected in other long-term liabilities, were $3.3 million and $2.9 million at December 31, 2014 and 2013, respectively. Total expenses included in continuing operations for the matching contributions were approximately $0.1 million in both 2014 and 2013.

We previously offered a deferred compensation arrangement that allowed certain employees to defer a portion of their earnings and defer the related income taxes. As of December 31, 2004, the plan was frozen and no further contributions are allowed. The deferred earnings are invested in a rabbi trust. The total of net employee deferral and matching contributions, which is reflected in other long-term liabilities, was $2.9 million and $2.6 million at December 31, 2014 and 2013, respectively.

We also have a deferred retirement salary plan, which was limited to certain current or former officers of a business acquired in 2007. The present value of the estimated future retirement benefit payments is being accrued over the estimated service period from the date of signed agreements with the employees. The accrued balance of this plan, the majority of which is included in other long-term liabilities, was $1.8 million at December 31, 2014 and 2013. Total expense (income) included in continuing operations for the deferred retirement salary plan were approximately $0.1 million and $(0.3) million for 2014 and 2013, respectively.

In connection with the Motorola Home acquisition, the Company assumed a pension liability related to a defined benefit plans in Taiwan, which had a balance of $27.5 million as of December 31, 2014.

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

a)     Revenue Recognition

ARRIS generates revenue as a result of varying activities, including the delivery of stand-alone equipment, custom design and installation services, and bundled sales arrangements inclusive of equipment, software and services. The revenue from these activities is recognized in accordance with applicable accounting guidance and their related interpretations. Revenue is recognized when all of the following criteria have been met:

•

When persuasive evidence of an arrangement exists.     Contracts and customer purchase orders are used to determine the existence of an arrangement. For professional services evidence that an agreement exists includes information documenting the scope of work to be performed, price, and customer acceptance provisions. These are contained in the signed Contract, Purchase Order, or other documentation that shows scope, price and customer acceptance provisions.

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

Retail — Some of our product is sold through retail channels, which may include provisions involving a right of return. Upon shipment of the product, we reduce revenue for an estimate of potential future product returns related to the current period product revenue. Management analyzes historical returns, channel inventory levels, and current economic trends related to our products when evaluating the adequacy of the allowance for sales returns. When applicable, revenue on shipments is reduced for estimated price protection and sales incentives that are deemed to be contra-revenue under the authoritative guidance for revenue recognition.

b)     Goodwill and Intangible Assets

Goodwill

Goodwill relates to the excess of consideration transferred over the fair value of net assets resulting from an acquisition. Our goodwill is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset is more likely than not impaired. Our annual goodwill impairment test is performed in the fourth quarter, with a testing date of October 1, which aligns with the timing of the Company’s annual strategic planning process, which enables the Company to incorporate the reporting units’ long-term financial projections which are generated from the annual strategic planning process as a basis for performing our impairment testing. For purposes of impairment testing, our reporting units are based on our organizational structure, the financial information that is provided to and reviewed by segment management and aggregation criteria applicable to component businesses that are economically similar.

For goodwill, we perform a quantitative two-step impairment test. In the first step, we compare the fair value of each reporting unit to its carrying amount. We determine the fair value of each reporting unit using a weighting of fair values derived from an income approach using discounted cash flows and a market approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. The discounted cash flow analysis requires us to make various judgmental assumptions, including assumptions about future cash flows, growth rates and weighted average cost of capital (discount rate). The assumptions about future cash flows and growth rates are based on the current and long-term business plans of each reporting unit. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. Under the market approach, we estimate the fair value based upon Market multiples of revenue and earnings derived from publicly traded companies with similar operating and investment characteristics as the reporting unit. The weighting of the fair value derived from the market approach ranges from 0% to 50% depending on the level of comparability of these publicly-traded companies to the reporting unit. When market comparable are not meaningful or not available, we may estimate the fair value of a reporting unit using only the income approach. We considered the relative strengths and weaknesses inherent in the valuation methodologies utilized in each approach and consulted with a third party valuation specialist to assist in determining the appropriate weighting.

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

The goodwill recorded in the Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013 was $936.1 million and $940.4 million, respectively. There was no impairment of goodwill resulting from our annual impairment testing in 2014 and 2013. As of December 31, 2014, we have no reporting units that are at risk of failing step one of the goodwill impairment test.

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

Intangible Assets

We make judgments about the recoverability of acquired intangible assets with finite lives whenever events or changes in circumstances indicate that impairment may exist. Examples of such circumstances include, but are not limited to, operating or cash flow losses from the use of such assets or changes in our intended uses of such assets. Recoverability of purchased intangible assets with finite lives is measured by comparing the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. In determining future undiscounted cash flows, we have made a “policy decision” to use pre-tax cash flows in our evaluation, which is consistently applied. To test for recovery, we group assets (an “asset group”) in a manner that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities.

We review indefinite-lived assets for impairment annually or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Our indefinite-lived intangible assets relates to in-process research and development and were tested for impairment during the fourth quarter, as of October 1, 2014. Recoverability of indefinite-lived intangible assets is measured by comparing the carrying amount of the asset to the future discounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying amount and the fair value of the indefinite-lived intangible asset. As of December 31, 2014, the carrying amount of in-process research and development was $5.1 million. Completion of the associated research and development efforts would cause the indefinite-lived in-process research and development asset to become a finite-lived asset. As such, prior to commencing amortization the assets will be tested for impairment. Because indefinite-lived intangible assets are initially recognized at fair value, any decrease in the fair value of the intangible asset will result in an impairment charge. The company uses discounted cash flows in the determination of the fair value of its indefinite-lived intangible assets. As such, a decrease in cash flows for the projects, as well as, an increase in interest rate changes affecting the discount rate used in the test without any offsetting increase in cash flows, could cause the discounted cash flows to decrease, resulting in an impairment charge.

Assumptions and estimates about future values and remaining useful lives of our acquired intangible assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends and internal factors such as changes in our business strategy and our internal forecasts.

There were no impairment charges related to acquired intangible assets during 2014 and 2013. Our ongoing consideration of all the factors described previously could result in additional impairment charges in the future, which could adversely affect our net income.

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

Our reserves for uncollectible accounts and sales returns and allowances were $6.4 million and $1.9 million as of December 31, 2014 and 2013, respectively.

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

We have certain international customers who are billed in their local currency, and we have certain predictable expenditures for international operations in local currency. We also have certain predictable expenditures for international operations in local currency. Additionally, certain intercompany transactions created in conjunction with the Motorola Home acquisition are denominated in foreign currencies and subject to revaluation. Changes in the monetary exchange rates may adversely affect our results of operations and financial condition. To manage the volatility relating to these typical business exposures, we use a hedging strategy and may enter into various derivative transactions, when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. The euro is the predominant currency of the customers who are billed in their local currency. Additionally, we face certain other working capital exposures related to both the euro and the British pound, and we are also subject to the revaluation of one of our long-term pension obligations denominated in the New Taiwan dollar. Taking into account the effects of foreign currency fluctuations of the euro, the British pound and the New Taiwan dollar versus the U.S. dollar, a hypothetical 10% appreciation or depreciation in the value of the U.S. dollar against these foreign currencies from the prevailing market rates would result in a corresponding decrease or increase, respectively, of $4.5 million in the underlying exposures as of December 31, 2014.

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

(b) Changes in Internal Control over Financial Reporting. Our principal executive officer and principal financial officer evaluated the changes in our internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that, there had been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under management’s supervision, an evaluation of the design and effectiveness of ARRIS’ internal control over financial reporting was conducted based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework)(COSO). Based on this evaluation, management concluded that ARRIS’ internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of ARRIS’ internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm retained as auditors of ARRIS Group, Inc.’s financial statement, as stated in their report which is included herein.

/s/ R J STANZIONE
Robert J. Stanzione Chief Executive Officer, Chairman

/s/ DAVID B, POTTS
David B. Potts Executive Vice President, Chief Financial Officer and Chief Accounting Officer,

February 27, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of ARRIS Group, Inc.

We have audited ARRIS Group, Inc. internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). ARRIS Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, ARRIS Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ARRIS Group, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2014, and our report dated February 27, 2015, expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Atlanta, Georgia

February 27, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of ARRIS Group, Inc.

We have audited the accompanying consolidated balance sheets of ARRIS Group, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ARRIS Group, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ARRIS Group, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Atlanta, Georgia

February 27, 2015

ARRIS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013 (1)
	(in thousands except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$565,790	$442,438
Short-term investments, at fair value	126,748	67,360

Total cash, cash equivalents and short-term investments	692,538	509,798
Restricted cash	966	1,079
Accounts receivable (net of allowances for doubtful accounts of $6,392 in 2014 and $1,887 in 2013)	598,603	619,571
Other receivables	10,640	8,366
Inventories (net of reserves of $62,359 in 2014 and $42,408 in 2013)	401,165	330,129
Prepaid income taxes	11,023	13,034
Prepaids	27,497	61,482
Current deferred income tax assets	113,390	77,167
Other current assets	61,450	57,418

Total current assets	1,917,272	1,678,044
Property, plant and equipment (net of accumulated depreciation of $265,811 in 2014 and $194,830 in 2013)	366,431	396,152
Goodwill	936,067	940,402
Intangible assets (net of accumulated amortization of $619,283 in 2014 and $427,143 in 2013)	943,388	1,176,192
Investments	77,640	71,176
Noncurrent deferred income tax assets	71,686	7,678
Other assets	53,161	52,363

	$4,365,645	$4,322,007

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$480,150	$606,340
Accrued compensation, benefits and related taxes	145,278	116,262
Accrued warranty	42,763	48,755
Deferred revenue	92,772	69,071
Current portion of long-term debt	73,956	53,254
Income taxes payable	10,610	3,068
Other accrued liabilities	164,341	198,278

Total current liabilities	1,009,870	1,095,028
Long-term debt, net of current portion	1,467,370	1,691,034
Accrued pension	64,917	58,657
Noncurrent income tax liability	41,082	21,048
Noncurrent deferred income tax liabilities	274	74,791
Other noncurrent liabilities	91,371	62,462

Total liabilities	2,674,884	3,003,020

Stockholders’ equity:
Preferred stock, par value $1.00 per share, 5.0 million shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share, 320.0 million shares authorized; 145.1 million and 142.1 million shares issued and outstanding in 2014 and 2013, respectively	1,796	1,766
Capital in excess of par value	1,739,700	1,688,782
Treasury stock at cost, 34.2 million shares in 2014 and 2013	(306,330)	(306,330)
Retained earnings (deficit)	266,642	(60,569)
Unrealized gain on marketable securities (net of accumulated tax effect of $14 in 2014 and $177 in 2013)	25	306
Unfunded pension liability (net of accumulated tax benefit of $3,428 in 2014 and $981 in 2013)	(7,181)	(2,416)
Unrealized loss on derivative instruments (net of accumulated tax benefit of $1,832 in 2014 and $1,467 in 2013)	(3,166)	(2,541)
Cumulative translation adjustments	(725)	(11)

Total stockholders’ equity	1,690,761	1,318,987

	$4,365,645	$4,322,007

(1)	Certain amounts for December 31, 2013 have been recast to reflect results for business acquisitions.

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2014	2013	2012
	(in thousands, except per share data)
Net sales	$5,322,921	$3,620,902	$1,353,663
Cost of sales	3,740,425	2,598,154	891,086

Gross margin	1,582,496	1,022,748	462,577
Operating expenses:
Selling, general, and administrative expenses	410,568	338,252	161,338
Research and development expenses	556,575	425,825	170,706
Amortization of intangible assets	236,521	193,637	30,294
Integration, acquisition, restructuring and other costs	37,498	83,047	12,968

Total operating expenses	1,241,162	1,040,761	375,306
Operating income (loss)	341,334	(18,013)	87,271
Other expense (income):
Interest expense	62,901	67,888	17,797
Loss (gain) on investments	10,961	2,698	(1,404)
Loss (gain) on foreign currency	2,637	(3,502)	786
Interest income	(2,590)	(2,936)	(3,242)
Other expense (income), net	28,195	13,989	(962)

Income (loss) before income taxes	239,230	(96,150)	74,296
Income tax expense (benefit)	(87,981)	(47,390)	20,837

Net income (loss)	$327,211	$(48,760)	$53,459

Net income (loss) per common share:
Basic	$2.27	$(0.37)	$0.47

Diluted	$2.21	$(0.37)	$0.46

Weighted average common shares:
Basic	144,386	131,980	114,161

Diluted	148,280	131,980	116,514

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
	2014	2013	2012
	(in thousands)
Net income (loss):	$327,211	$(48,760)	$53,459
Unrealized gain (loss) on marketable securities, net of tax (expense) benefit of $162, $(52) and $(244) in 2014, 2013 and 2012, respectively	(281)	100	473
Unfunded pension liability, net of tax (expense) benefit of $2,447, $(1,291) and $(985) in 2014, 2013 and 2012, respectively	(4,765)	6,142	1,673
Unrealized loss on derivative instruments, net of tax benefit of $365 and $1,467 in 2014 and 2013, respectively	(625)	(2,541)	—
Cumulative translation adjustments	(714)	173	—

Comprehensive income (loss), net of tax	$320,826	$(44,886)	$55,605

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Operating activities:
Net income (loss)	$327,211	$(48,760)	$53,459
Depreciation	78,988	61,516	27,953
Amortization of intangible assets	236,751	193,637	30,294
Amortization of deferred finance fees and debt discount	11,575	9,982	639
Deferred income tax benefit	(163,485)	(55,763)	(13,989)
Stock compensation expense	53,799	35,789	27,906
Provision for doubtful accounts	5,336	(658)	240
Revenue reduction related to Comcast’s investment in ARRIS	—	13,182	—
Mark-to-market fair value adjustment related to Comcast’s investment in ARRIS	—	13,189	—
Non-cash restructuring and related charges	—	6,761	—
Non cash interest expense on convertible notes	—	9,926	12,358
Loss on disposal and write down of assets	4,247	1,657	419
Loss (gain) on investments	10,961	2,698	(1,404)
Excess income tax benefits from stock-based compensation plans	(8,959)	(7,178)	(3,549)
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	17,400	9,241	(37,139)
Other receivables	(2,997)	(2,182)	8,398
Inventories	(71,036)	74,111	(21,491)
Accounts payable and accrued liabilities	(115,039)	247,301	(5,675)
Prepaids and other, net	74,529	(1,733)	5,982

Net cash provided by operating activities	459,281	562,716	84,401
Investing activities:
Purchases of investments	(127,780)	(104,626)	(418,956)
Sales of investments	59,679	479,781	286,013
Proceeds from equity investments	—	14,780	—
Purchases of property, plant and equipment	(56,588)	(71,443)	(21,507)
Acquisition, net of cash acquired	—	(2,208,114)	—
Other, net	103	120	3,388

Net cash used in investing activities	(124,586)	(1,889,502)	(151,062)

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Financing activities:
Proceeds from issuance of common stock, net	$19,196	$175,072	$20,304
Repurchase of common stock	—	—	(51,921)
Proceeds from issuance of debt	—	1,925,000	—
Payment of debt obligations	(209,653)	(404,488)	—
Cash paid for debt discount	—	(9,853)	—
Deferred financing cost paid	—	(42,724)	—
Excess income tax benefits from stock-based compensation plans	8,959	7,178	3,549
Repurchase of shares to satisfy employee minimum tax withholdings	(29,845)	(12,664)	(9,443)

Net cash (used in) provided by financing activities	(211,343)	1,637,521	(37,511)
Net increase (decrease) in cash and cash equivalents	123,352	310,735	(104,172)
Cash and cash equivalents at beginning of year	442,438	131,703	235,875

Cash and cash equivalents at end of year	$565,790	$442,438	$131,703

Supplemental cash flow information:
Interest paid during the year	$51,122	$48,008	$4,759

Income taxes paid during the year	$37,152	$12,470	$30,082

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

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance, January 1, 2012	$1,449	$1,245,115	$(254,409)	$(65,268)	$(10,682)	$916,205
Net income	—	—	—	53,459	—	53,459
Other comprehensive income, net of tax	—	—	—	—	2,146	2,146
Compensation under stock award plans	—	27,906	—	—	—	27,906
Issuance of common stock and other	39	10,822	—	—	—	10,861
Repurchase of common stock	—	—	(51,921)	—	—	(51,921)
Income tax benefit related to exercise of stock options	—	1,732	—	—	—	1,732

Balance, December 31, 2012	1,488	1,285,575	(306,330)	(11,809)	(8,536)	960,388
Net loss	—	—	—	(48,760)	—	(48,760)
Other comprehensive income, net of tax	—	—	—	—	3,874	3,874
Compensation under stock award plans	—	35,789	—	—	—	35,789
Issuance of common stock and other	278	365,010	—	—	—	365,288
Income tax benefit related to exercise of stock options	—	2,408	—	—	—	2,408

Balance, December 31, 2013	1,766	1,688,782	(306,330)	(60,569)	(4,662)	1,318,987
Net income	—	—	—	327,211	—	327,211
Other comprehensive income, net of tax	—	—	—	—	(6,385)	(6,385)
Compensation under stock award plans	—	53,799	—	—	—	53,799
Issuance of common stock and other	30	(10,679)	—	—	—	(10,649)
Income tax benefit related to exercise of stock options	—	8,959	—	—	—	8,959
Other	—	(1,161)	—	—	—	(1,161)

Balance, December 31, 2014	$1,796	$1,739,700	$(306,330)	266,642	$(11,047)	$1,690,761

See accompanying notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

ARRIS Group, Inc. (together with its consolidated subsidiaries, except as the context otherwise indicates, “ARRIS” or the “Company”) is a global media entertainment and data communications solutions provider, headquartered in Suwanee, Georgia. The Company operates in two business segments, Customer Premises Equipment and Network & Cloud (See Note 10 Segment Information for additional details.), specializing in enabling service providers including cable, telephone, and digital broadcast satellite operators and media programmers to deliver media, voice, and IP data services to their subscribers. ARRIS is a leader in set-tops, digital video and Internet Protocol Television distribution systems, broadband access infrastructure platforms, and associated data and voice Customer Premises Equipment. The Company’s solutions are complemented by a broad array of services including technical support, repair and refurbishment, and systems design and integration.

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

(c)    Reclassifications

Certain prior year amounts in the financial statements and notes have been reclassified to conform to the fiscal year 2014 presentation.

(d)    Cash, Cash Equivalents, and Investments

ARRIS’ cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) are primarily held in demand deposit accounts and money market accounts. The Company holds investments consisting of mutual funds and debt securities classified as available-for-sale, which are stated at estimated fair value. The debt securities consist primarily of commercial paper, certificates of deposits, short term corporate obligations and U.S. government agency financial instruments. These investments are on deposit with major financial institutions.

The Company accounts for investments in companies in which it has significant influence, or ownership between 20% and 50% of the investee under the equity method of accounting. Under the equity method, the investment is originally recorded at cost and adjusted to recognize the Company’s share of net earnings or losses, any basis difference of the investee, and dividends received.

Investments in which we do not exercise significant influence (generally less than a 20 percent ownership interest) are accounted for under the cost method.

The Company evaluates its investments for impairment whenever events or changes in circumstances indicate that the carrying amount of such investments may not be recoverable. An investment is written down to fair value if there is evidence of a loss in value which is other than temporary.

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

Retail — Some of ARRIS product is sold through retail channels, which may include provisions involving a right of return. Upon shipment of the product, the Company reduces revenue for an estimate of potential future product returns related to the current period product revenue. Management analyzes historical returns, channel inventory levels, and current economic trends related to the Company’s products when evaluating the adequacy of the allowance for sales returns. When applicable, revenue on shipments is reduced for estimated price protection and sales incentives that are deemed to be contra-revenue under the authoritative guidance for revenue recognition.

(g)    Shipping and Handling Fees

Shipping and handling costs for the years ended December 31, 2014, 2013, and 2012 were approximately $6.9 million, $4.9 million and $3.6 million, respectively, and are classified in net sales and cost of sales.

(h)    Taxes Collected from Customers and Remitted to Governmental Authorities

Taxes assessed by a government authority that are both imposed on and concurrent with specific revenue transactions between us and our customers are presented on a net basis in our Consolidated Statements of Operations.

(i)    Depreciation of Property, Plant and Equipment

The Company provides for depreciation of property, plant and equipment on the straight-line basis over estimated useful lives of 10 to 40 years for buildings and improvements, 2 to 10 years for machinery and equipment, and the shorter of the term of the lease or useful life for leasehold improvements. Included in depreciation expense is the amortization of landlord funded tenant improvements which amounted to $4.0 million in 2014, $2.5 million in 2013 and $0.5 million in 2012. Depreciation expense, including amortization of capital leases, for the years ended December 31, 2014, 2013, and 2012 was approximately $79.0 million, $61.5 million, and $28.0 million, respectively.

(j)    Goodwill, Acquired Intangible Assets, and Long-Lived Assets

Goodwill is tested for impairment on an annual basis during the fourth quarter and, when specific circumstances dictate, between annual tests. When impaired, the carrying amount of goodwill is written down to fair value. The goodwill impairment test involves a two-step process. The first step, identifying a potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step would need to be conducted. If necessary, the second step to measure the impairment loss would be to compare the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Any excess of the reporting unit goodwill carrying amount over the respective implied fair value is recognized as an impairment loss.

The annual goodwill impairment tests were performed in the fourth quarters of 2012, 2013, and 2014 with an assessment date of October 1. There was no impairment of goodwill resulting from our annual impairment testing in 2014, 2013 and 2012.

As of December 31, 2014, the Company had goodwill of $936.1 million, of which $684.6 million related to the CPE reporting unit, $249.6 million related to the Network Infrastructure reporting unit and $1.9 million related to the Cloud Services reporting unit.

Acquired intangible assets with finite lives are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets. Acquired intangible assets with indefinite lives are comprised of in-process research and development assets which are assessed for potential impairment annually or when events or circumstances indicate that their carrying amounts might be impaired. The acquired in-process research and development assets are initially recognized and measured at fair value and classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. Accordingly, during the development period after acquisition, this asset is not amortized as charges to earnings. Completion of the associated research and development efforts would cause the indefinite-lived in-process research and development assets to become a finite-lived asset. As such, prior to commencing amortization the assets is tested for impairment. There were no impairment charges related to acquired intangible assets during 2014, 2013 and 2012.

Long-lived assets that are held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability of long-lived assets is based on an estimate of the undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In determining future undiscounted cash flows, we have made a “policy decision” to use pre-tax cash flows in our evaluation, which is consistently applied. To test for recovery, we group assets (an “asset group”) in a manner that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the difference between the fair value of the asset and its carrying amount. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

See Note 5 of Notes to the Consolidated Financial Statements for further information on goodwill and intangible assets.

(k)    Advertising and Sales Promotion

Advertising and sales promotion costs are expensed as incurred. Advertising expense was approximately $8.2 million, $4.1 million, and $0.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(l)    Research and Development

Research and development (“R&D”) costs are expensed as incurred. ARRIS’ research and development expenditures for the years ended December 31, 2014, 2013 and 2012 were approximately $556.6 million, $425.8 million, and $170.7 million, respectively. The expenditures include compensation costs, materials, other direct expenses, and allocated costs of information technology, telecommunications, and facilities.

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

(o)    Foreign Currency Translation

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

ARRIS has certain international customers who are billed in their local currency and certain international operations that procure in U.S. dollars. ARRIS also has certain predictable expenditures for international operations in local currency. Additionally, certain intercompany transactions are denominated in foreign currencies and subject to revaluation. The Company enters into forward or currency option contracts based on a percentage of expected foreign currency exposures. The percentage can vary, based on the predictability of the exposures denominated in the foreign currency. See Note 8 of Notes to the Consolidated Financial Statements for further discussion.

(p)    Stock-Based Compensation

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

(r)    Fair Value

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

•	Senior secured credit facilities: Comprised of term loans and revolving credit facility. The face value of the Company’s term loans totaled approximately $1,547.6 million at December 31, 2014.

•

Derivative instruments: The carrying amounts reported in the balance sheet for derivative financial instruments approximate their fair values. The Company has designated interest rate derivatives as cashflow hedges and the objective is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged. The Company’s foreign currency derivative instruments economically hedge certain risk but are not designated as hedges. The objective of these derivatives instruments is to add stability to foreign currency gains and losses recorded as other expense (income) and to manage its exposure to foreign currency movements.

(s)    Computer Software

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

(t)    Comprehensive Income (Loss)

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

Accounting Standards Issued But Not Yet Effective — In April 2014, the FASB issued accounting standards update that change the requirements for reporting discontinued operations. A discontinued operation may include a component of an entity or a group of components of an entity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results and when the component or group of components meets the criteria to be classified as held for sale, is disposed of by sale or is disposed of by other than by sale. This update is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014, with earlier adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In May 2014, FASB issued an accounting standards update, Revenue from Contracts with Customers. The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with earlier adoption not permitted. It can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company is currently assessing the potential impact of this update on its consolidated financial statements.

In June 2014, the FASB issued an update to its accounting guidance related to share-based compensation. The guidance requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition, and therefore shall not be reflected in determining the fair value of the award at the grant date. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The guidance will be effective for annual and interim periods beginning after December 15, 2015 and is not expected to have a material effect on the Company’s consolidated financial position and results of operations.

In August 2014, the FASB issued new guidance related to the disclosures around going concern. The new standard provides guidance around management’s responsibility to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern, and if those conditions exist to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

Accounting pronouncements issued but not in effect until after December 31, 2014 are not expected to have a significant impact on our consolidated financial position or results of operations.

Note 4. Business Acquisitions

Acquisition of SeaWell Networks, Inc.

On April 17, 2014, a wholly owned subsidiary of the Company acquired all of the issued and outstanding shares of SeaWell Networks, Inc. (“SeaWell”), a corporation organized under the laws of Canada, and located in Mississauga, Ontario. This acquisition is expected to further enhance the Company’s IP video delivery capabilities, by integrating SeaWell’s adaptive bit rate streaming technologies and talent into its Network & Cloud business. Initial consideration for the acquisition was $5.9 million (net of assumed cash) and additional contingent consideration of up to $3.0 million could be paid based upon achievement of certain financial targets, over 30 months from the date of acquisition.

Goodwill in the amount of $1.7 million was recognized for this acquisition and is calculated as the excess of consideration transferred over the net assets recognized and represents future economic benefits arising from assets acquired that could not be individually identified and separately recognized such as assembled workforce. The goodwill is not deductible for tax purposes. The Company also identified certain customer, marketing and technology related intangible assets which have been valued at $2.0 million, with estimated useful lives ranging from 5 to 10 years.

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

The Acquisition enhanced the Company’s scale and product breadth in the telecom industry, significantly diversified the Company’s customer base and expanded dramatically the Company’s international presence. Notably, the acquisition brought to ARRIS, Motorola Home’s product scale and scope in end-to-end video processing and delivery, including a full range of QAM and IP set-tops products, as well as IP Gateway CPE equipment for data and voice services for broadband service providers. The Acquisition also enhanced the depth and scale of the Company’s R&D capabilities, particularly in the video arena.

During the first quarter of 2014, the Company completed the accounting for the aforementioned business combination.

Note 5. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three years ended December 31, 2014 are as follows (in thousands):

	CPE	Network Infrastructure	Cloud Services	Total
Goodwill	$31,850	$419,318	$121,603	$572,771
Accumulated impairment losses	—	(257,053)	(121,603)	(378,656)

Balance as of December 31, 2012	$31,850	$162,265	$—	$194,115

Goodwill acquired	656,808	81,537	11,056	749,401
Adjustments	—	(3,114)	—	(3,114)

Goodwill	688,658	497,741	132,659	1,319,058
Accumulated impairment losses	—	(257,053)	(121,603)	(378,656)

Balance as of December 31, 2013	$688,658	$240,688	$11,056	$940,402

Goodwill acquired	—	1,682	—	1,682
Reclassification	—	8,732	(8,732)	—
Adjustments	(4,061)	(1,535)	(421)	(6,017)

Goodwill	684,597	506,620	123,506	1,314,723
Accumulated impairment losses	—	(257,053)	(121,603)	(378,656)

Balance as of December 31, 2014	$684,597	$249,567	$1,903	$936,067

During the fourth quarter of 2014, the Company reorganized its reporting structure in a manner that changed the composition of its Network Infrastructure and Cloud Services reporting units. The changes resulted in $8.7 million in goodwill being reclassified from Cloud Services reporting unit to our Network Infrastructure reporting unit.

Intangibles

The Company makes judgments about the recoverability of acquired intangible assets with finite lives whenever events or changes in circumstances indicate that impairment may exist. Examples of such circumstances include, but are not limited to, operating or cash flow losses from the use of such assets or changes in our intended uses of such assets. Recoverability of acquired intangible assets with finite lives is measured by comparing the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. In determining future undiscounted cash flows, we have made a “policy decision” to use pre-tax cash flows in our evaluation, which is consistently applied. To test for recovery, we group assets (an “asset group”) in a manner that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities.

The Company reviews indefinite-lived assets for impairment annually or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Recoverability of indefinite-lived intangible assets is measured by comparing the carrying amount of the asset to the future discounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying amount and the fair value of the indefinite-lived intangible asset. As of December 31, 2014, the carrying amount of in-process research and development was $5.1 million. Completion of the associated research and development efforts would cause the indefinite-lived in-process research and development asset to become a finite-lived asset. As such, prior to commencing amortization the assets will be tested for impairment. Because indefinite-lived intangible assets are initially recognized at fair value, any decrease in the fair value of the intangible asset will result in an impairment charge. The company uses discounted cash flows in the determination of the fair value of its indefinite-lived intangible assets. As such, a decrease in cash flows for the projects, as well as, an increase in interest rate changes affecting the discount rate used in the test without any offsetting increase in cash flows, could cause the discounted cash flows to decrease, resulting in an impairment charge.

In 2013, the Company recognized acquired in-process research and development assets of $83.1 million associated with the Acquisition, which initially was recognized at fair value and classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. Accordingly, during the development period after the acquisition date, this asset was not amortized as a charge to earnings; instead these assets were subject to periodic impairment testing. During 2014 and 2013, acquired in-process research and development projects of $66 million and $12 million, respectively, were successfully completed. The Company’s impairment testing of these projects determined no impairment existed with regard to the assets. The asset was then considered a finite-lived intangible asset and reclassified as part of developed technology and amortization of the asset commenced.

Assumptions and estimates about future values and remaining useful lives of our acquired intangible assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends and internal factors such as changes in our business strategy and our internal forecasts.

There was no impairment charges related to finite lived acquired intangible assets during 2014, 2013 and 2012, as no indicators of impairment existed. Our ongoing consideration of all the factors described previously could result in additional impairment charges in the future, which could adversely affect our net income.

The Company’s intangible assets have an amortization period of six months to ten years. The gross carrying amount and accumulated amortization of the Company’s intangible assets as of December 31, 2014 and December 31, 2013 are as follows (in thousands):

	December 31, 2014				December 31, 2013
	Gross Amount	Accumulated Amortization	Net Book Value	Weighted Average Remaining Life (Years)	Gross Amount	Accumulated Amortization	Net Book Value	Weighted Average Remaining Life (Years)
Customer relationships	$904,012	$366,452	$537,560	6.1	$903,409	$266,323	$637,086	7.0
Developed technology, patents & licenses	632,487	234,882	397,605	4.1	563,326	120,679	442,647	5.0
Trademarks, trade and domain names	21,072	17,949	3,123	1.2	20,900	8,549	12,351	1.5
Order backlog	—	—	—	—	44,600	31,592	13,008	0.3
In-process R&D	$5,100	—	5,100	—	71,100	—	71,100	—

Total	$1,562,671	$619,283	$943,388		$1,603,335	$427,143	$1,176,192

Amortization expense recorded on the intangible assets listed in the above table for the years ended December 31, 2014, 2013 and 2012 was $236.8 million, $193.6 million, and $30.3 million, respectively. The estimated total amortization expense for finite-lived intangibles for each of the next five fiscal years is as follows (in thousands):

2015	$220,641
2016	189,913
2017	172,978
2018	122,286
2019	99,972
Thereafter	132,498

Amounts reflected in the above table exclude $5.1 million of amortization that would be incurred upon successful completion of in-process research and development projects.

Note 6. Investments

ARRIS’ investments consisted of the following (in thousands):

	As of December 31, 2014	As of December 31, 2013
Current Assets:
Available-for-sale securities	$126,748	$67,360
Noncurrent Assets:
Available-for-sale securities	8,631	7,004
Equity method investments	27,355	23,803
Cost method investments	15,161	15,250
Other investments	26,493	25,119

Total classified as non-current assets	77,640	71,176

Total	$204,388	$138,536

Available-for-sale securities — ARRIS’ investments in debt and marketable equity securities are categorized as available-for-sale and are carried at fair value. Realized gains and losses on available-for-sale securities are included in net income. Unrealized gains and losses on available-for-sale securities are included in our Consolidated Balance Sheet as a component of accumulated other comprehensive income (loss). Realized and unrealized gains and losses in total and by individual investment as of December 31, 2014 and 2013 were not material. The amortized cost basis of the Company’s investments approximates fair value.

The contractual maturities of the Company’s available-for-sale securities as of December 31, 2014 are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties. (in thousands):

December 31, 2014
Within one year	$126,748
After one year through five years	4,867
After five years through ten years	—
After ten years	3,764

Total	$135,379

Equity method investments — ARRIS owns certain investments in limited liability companies, and partnerships that are accounted for using the equity method as the Company has significant influence over operating and financial policies of the investee companies. These investments are recorded at $27.4 million and $23.8 as of December 31, 2014 and 2013, respectively.

The following table summarizes the ownership structure and ownership percentage of the non-consolidated investments as of December 31, 2014, which are accounted for using the equity method.

Name of Investee	Ownership Structure	% Ownership
MPEG LA	Limited Liability Company	8.4%
Music Choice	Limited Liability Partnership	18.2%
Conditional Access Licensing	Limited Liability Company	49.0%
Combined Conditional Access Development	Limited Liability Company	50.0%

ARRIS owns investments in two limited liability corporations. The investees were determined to be variable interest entities and ARRIS is not the primary beneficiary, as ARRIS does not have the power to direct the activities of the investee that most significantly impact its economic performance. The limited liability corporations are a licensing and a research and development company. The Company’s ownership percentages in the licensing and the research and development companies are 49% and 50%, respectively, which are accounted for as equity method investments. The purpose of the limited liability corporations are to license, develop, deploy, support, and to gain market acceptance for certain technologies that reside in a cable plant or in a cable device. Subject to agreement on annual statements of work, the Company is providing to one of the ventures, engineering services per year approximating 20% to 30% of the approved venture budget, which is expected to be in the range of approximately $6 million to $8 million per year. The Company is also required to make annual contributions for the purpose of funding development projects identified by the venture. During 2014, the Company made funding contributions to the investment of $15.7 million.

(in thousands)	Carrying Amount	Maximum Exposure to Loss
Conditional Access Licensing (“CAL”)	$8,562	$8,562
Combined Conditional Access Development (“CCAD”)	4,719	18,000

The Company’s future total annual funding contributions to CCAD are expected to be in the range of approximately $16 million to $18 million, and represent the Company’s annual maximum exposure to loss.

Cost method investments — ARRIS holds cost method investments in private companies. These investments are recorded at $15.2 million and $15.3 million as of December 31, 2014 and 2013, respectively. Due to the fact the investments are in private companies, the Company is exempt from estimating the fair value on an interim and annual basis. It is impractical to estimate the fair value since the quoted market price is not available. Furthermore, the cost of obtaining an independent valuation appears excessive considering the materiality of the investments to the Company. However, ARRIS is required to estimate the fair value if there has been an identifiable event or change in circumstance that may have a significant adverse effect on the fair value of the investment.

Other investments — At December 31, 2014 and December 31, 2013, ARRIS held $26.5 million and $25.1 million, respectively, in certain life insurance contracts. This investment is classified as non-current investments in the Consolidated Balance Sheet. The Company determined the fair value to be the amount that could be realized under the insurance contract as of each reporting period. The changes in the fair value of these contracts are included in net income.

Other-Than-Temporary Investment Impairments — In making this determination, ARRIS evaluates its investments for any other-than-temporary impairment on a quarterly basis considering all available evidence, including changes in general market conditions, specific industry and individual entity data, the financial condition and the near-term prospects of the entity issuing the security, and the Company’s ability and intent to hold the investment until recovery. For the year ended December 31, 2014, the Company performed an evaluation of its investments for any other-than-temporary impairments, by reviewing the current revenues, bookings and long-term plans of the private companies and concluded that two private companies had indicators of impairment that resulted in other-than-temporary impairment charges of $7.0 million. ARRIS concluded that no other-than-temporary impairment losses existed as of December 31, 2013. For the year ended December 31, 2012, ARRIS recognized other-than-temporary impairment charges of $1.5 million in the statements of consolidated income.

Classification of securities as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity consideration based on market conditions. If management intends to hold the securities for longer than one year as of the balance sheet date, they are classified as non-current.

Note 7. Fair Value Measurements

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

The following table presents the Company’s investment assets (excluding equity and cost method investments) and derivatives measured at fair value on a recurring basis as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Certificates of deposit	$—	$63,171	$—	$63,171
Commercial paper	—	1,000	—	1,000
Corporate bonds	—	37,737	—	37,737
Short-term bond fund	29,708	—	—	29,708
Cash surrender value of company owned life insurance	—	26,498	—	26,498
Corporate obligations	—	46	—	46
Money markets	210	—	—	210
Mutual funds	133	—	—	133
Other investments	—	3,369	—	3,369
Interest rate derivatives — asset derivatives	—	1,416	—	1,416
Interest rate derivatives — liability derivatives	—	(6,414)	—	(6,414)
Foreign currency contracts — asset position	—	2,876	—	2,876
Foreign currency contracts — liability position	—	(201)	—	(201)

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Certificates of deposit	$—	$3,814	$—	$3,814
Commercial paper	—	2,994	—	2,994
Corporate bonds	—	34,591	—	34,591
Short-term bond fund	29,565	—	—	29,565
Cash surrender value of company owned life insurance	—	25,119	—	25,119
Corporate obligations	—	18	—	18
Money markets	212	—	—	212
Mutual funds	184	—	—	184
Other investments	—	2,986	—	2,986
Interest rate derivatives — asset derivatives	—	3,011	—	3,011
Interest rate derivatives — liability derivatives	—	(7,018)	—	(7,018)

All of the Company’s short-term and long-term investments at December 31, 2014 are classified within Level 1 or Level 2 of the fair value hierarchy as they are valued using quoted market prices, market prices for similar securities, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include the Company’s investment in money market funds, mutual funds and municipal bonds. Such instruments are generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on other observable inputs include the Company’s cash surrender value of company owned life insurance, corporate obligations and bonds, commercial paper and certificates of deposit. Such instruments are classified within Level 2 of the fair value hierarchy.

In determining the value of certain Level 1 and Level 2 instruments, ARRIS has performed steps to verify the accuracy of the valuations provided by ARRIS’ brokerage firms. ARRIS has reviewed the most recent Statement on Standards for Attestation Engagements No. 16 (SSAE report) for each brokerage firm holding investments for ARRIS. The SSAE report for each did not identify any control weakness in the brokerages’ policies and procedures, in particular as they relate to the pricing and valuation of financial instruments. ARRIS has determined the third party pricing source used by each firm to be a reliable recognized source of financial valuations. In addition ARRIS has performed further testing on a large sample of its corporate obligations and commercial paper investments. These tests did not show any material discrepancies in the valuations provided by the brokerage firms. See Note 6 and Note 8 for further information on the Company’s investments and derivative instruments.

In addition to the financial instruments included in the above table, certain nonfinancial assets and liabilities are to be measured at fair value on a nonrecurring basis in accordance with applicable authoritative guidance. This includes items such as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and nonfinancial long-lived asset groups measured at fair value for an impairment assessment. In general, nonfinancial assets including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. As of December 31, 2014, the Company had not recorded any impairment related to such assets and had no other material nonfinancial assets or liabilities requiring adjustments or write-downs to their current fair value.

The Company believes the face value of the debt as of December 31, 2014 approximated the fair value because it bears interest at rates that are adjusted periodically, analysis of recent market conditions, prevailing interest rates, and other Company specific factors. The Company has classified the debt as a Level 2 item within the fair value hierarchy.

Note 8. Derivative Instruments and Hedging Activities

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

In April 2013, ARRIS entered into senior secured credit facilities having variable interest rates with Bank of America, N.A. and various other institutions, which are comprised of (i) a “Term Loan A Facility” of $1.1 billion, (ii) a “Term Loan B Facility” of $825 million and (iii) a “Revolving Credit Facility” of $250 million. In July 2013, ARRIS entered into six $100.0 million interest rate swap arrangements, which effectively converted $600.0 million of the Company’s variable-rate debt based on one-month LIBOR to an aggregate fixed rate of approximately 3.15% as of December 31, 2014. This fixed rate could vary up by 50 basis points based on future changes to the Company’s net leverage ratio. Each of these swaps matures on December 29, 2017. ARRIS has designated these swaps as cash flow hedges, and the objective of these hedges is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.

The Company has U.S. dollar functional currency entities that bill certain international customers in their local currency and foreign functional currency entities that procure in U.S. dollars. ARRIS also has certain predictable expenditures for international operations in local currency. Additionally, certain intercompany transactions are denominated in foreign currencies and subject to revaluation. To mitigate the volatility related to fluctuations in the foreign exchange rates, ARRIS has entered into various foreign currency contracts. As of December 31, 2014, the Company had option collars with notional amounts totaling 25 million euros which mature throughout 2015, forward contracts with a total notional amount of 15 million euros which mature throughout 2015, and a forward contract with a notional amount of 15 million British pounds which matured in the first quarter of 2015.

The Company’s foreign currency derivative financial instruments economically hedge certain risk but are not designated as hedges, and accordingly, all changes in the fair value of the instruments are recognized as a loss (gain) on foreign currency in the Consolidated Statements of Operations.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2014 and 2013, the Company did not have expenses related to hedge ineffectiveness in earnings.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Over the next 12 months, the Company estimates that an additional $6.4 million may be reclassified as an increase to interest expense.

As of December 31, 2014, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swaps	6	$600,000,000

The table below presents the pre-tax impact of the Company’s derivative financial instruments had on the Accumulated Other Comprehensive Income and Statement of Operations for the years ended December 31, 2014 and 2013 (in thousands):

	Years Ended December 31,
	2014	2013
Loss Recognized in OCI on Derivative (Effective Portion)	$(8,541)	$(7,140)
Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Interest expense	Interest expense
Loss Reclassified from Accumulated OCI into Income (Effective Portion)	(7,550)	(3,132)

Credit-risk-related Contingent Features

ARRIS has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of December 31, 2014, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $5.1 million. As of December 31, 2014, the Company has not posted any collateral related to these agreements nor has it required any of its counterparties to post collateral related to these or any other agreements.

Non-designated Hedges

The Company’s objectives in using foreign currency derivatives are to add stability to foreign currency gains and losses recorded as other expense (income) and to manage its exposure to foreign currency movements. To accomplish this objective, the Company uses foreign currency option and foreign currency forward contracts as part of its foreign currency risk management strategy. The Company’s foreign currency derivative instruments economically hedge certain risk but are not designated as hedges, and accordingly, all changes in the fair value of the instruments are recognized as a loss (gain) on foreign currency in the Consolidated Statements of Operations. The maximum time frame for ARRIS’ derivatives is currently less than 12 months.

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

The fair values of ARRIS’ derivative instruments recorded in the Consolidated Balance Sheet as of December 31, 2014 and 2013 were as follows (in thousands):

	As of December 31, 2014		As of December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Foreign exchange contracts — asset derivatives	Other current assets	$2,876	Other current assets	$—
Foreign exchange contracts — liability derivatives	Other accrued liabilities	$201	Other accrued liabilities	$—

Derivatives designated as hedging instruments:
Interest rate derivatives — asset derivatives	Other assets	$1,416	Other assets	$3,011
Interest rate derivatives — liability derivatives	Other accrued liabilities	$6,414	Other accrued liabilities	$7,018

The change in the fair values of ARRIS’ derivative instruments recorded in the Consolidated Statements of Operations during the years ended December 31, 2014, 2013, and 2012 were as follows (in thousands):

		Years Ended December 31,
	Statement of Operations Location	2014	2013	2012
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Gain on foreign currency	$4,527	$428	$268

Derivatives designated as hedging instruments:
Interest rates derivatives	Interest expense	$7,550	$3,132	$—

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

Information regarding the changes in ARRIS’ aggregate product warranty liabilities for the years ending December 31, 2014 and 2013 were as follows (in thousands):

	2014	2013
Beginning balance	$81,500	$6,069
Motorola Home warranty reserve at acquisition,	—	82,804
Accruals related to warranties (including changes in assumptions)	33,320	20,911
Settlements made (in cash or in kind)	(40,500)	(28,284)

Ending balance	$74,320	$81,500

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

Under our internal organizational structure, the CODM manages the Company under two segments:

•

Customer Premises Equipment (“CPE”) — The CPE segment’s product solutions include set-tops, gateways, and Subscriber Premises equipment that enable service providers to offer Voice, Video and high-speed data services to residential and business subscribers.

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

The table below presents information about the Company’s reportable segments for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Reportable Segment
	Network & Cloud	CPE	Other	Consolidated
Year ended December 31, 2014

Sales	$1,637,544	$3,690,454	$(5,077)	$5,322,921
Direct Contribution	430,943	791,244	(606,834)	615,353
Amortization of intangible assets			236,521	236,521
Integration, acquisition, restructuring & other cost			37,498	37,498

Operating income				341,334
Other expense				102,104

Income before income taxes				$239,230

	Reportable Segment
	Network & Cloud	CPE	Other	Consolidated
Year ended December 31, 2013

Sales	$1,193,001	$2,448,381	$(20,480)	$3,620,902
Direct Contribution	264,589	509,473	(515,391)	258,671
Amortization of intangible assets			193,637	193,637
Integration, acquisition, restructuring & other cost			83,047	83,047

Operating loss				(18,013)
Other expense				78,137

Income (loss) before income taxes				$(96,150)

	Reportable Segment
	Network & Cloud	CPE	Other	Consolidated
Year ended December 31, 2012

Sales	$742,255	$611,408	$—	$1,353,663
Direct Contribution	228,798	66,788	(165,053)	130,533
Amortization of intangible assets			30,294	30,294
Integration, acquisition, restructuring & other cost			12,968	12,968

Operating income				87,271
Other expense				12,975

Income before income taxes				$74,296

The following table summarizes the Company’s net intangible assets and goodwill by reportable segment as of December 31, 2014 and 2013 (in thousands):

	Network & Cloud	CPE	Total
December 31, 2014
Goodwill	$251,470	$684,597	$936,067
Intangible assets, net	298,799	644,589	943,388
December 31, 2013
Goodwill	$251,744	$688,658	$940,402
Intangible assets, net	366,844	809,348	1,176,192

The Company’s three largest customers (including their affiliates, as applicable) are Comcast, Time Warner Cable and AT&T. Over the past year, certain customers’ beneficial ownership may have changed as a result of mergers and acquisitions. Therefore the revenue for ARRIS’ customers for prior periods has been adjusted to include the affiliates under common control. The significant changes in the percentages of the total sales primarily result from the greater customer diversification as a result of the Acquisition. A summary of sales to these customers for 2014, 2013 and 2012 is set forth below (in thousands, except percentages):

	Years ended December 31,
	2014	2013	2012
Comcast and affiliates	$1,012,367	$674,977	$421,177
% of sales	19.0%	18.6%	31.1%

Time Warner Cable and affiliates	$693,736	$359,516	$243,157
% of sales	13.0%	9.9%	18.0%

AT&T and affiliates	$614,601	$280,225	$1,661
% of sales	11.5%	7.7%	0.1%

ARRIS sells its products primarily in the United States. The Company’s international revenue is generated from Asia Pacific, Canada, Europe and Latin America. Sales to customers outside of United States were approximately 25.7%, 32.1% and 24.6% of total sales for the years ended December 31, 2014, 2013 and 2012, respectively. International sales for the years ended December 31, 2014, 2013 and 2012 were as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Americas, excluding U.S (1)	$900,822	$746,146	$202,887
Asia Pacific	147,921	153,674	65,554
EMEA	316,975	263,910	65,162

Total international sales	$1,365,718	$1,163,730	$333,603

(1)	Excludes U.S. sales of $3,957.2 million, $2,457.2 million and $1,020.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The following table summarizes ARRIS’ international long-lived assets by geographic region as of December 31, 2014 and 2013 (in thousands):

	As of December 31,
	2014	2013
Americas, excluding U.S.	$7,303	$7,467
Asia Pacific	76,970	82,495
EMEA	8,129	10,115

Total	$92,402	$100,077

(1)	Excludes U.S. long-lived assets of $274.0 million and $296.1 million for the years ended December 31, 2014 and 2013, respectively.

Note 11. Restructuring Charges

The following table represents a summary of and changes to the restructuring accrual, which is primarily composed of accrued severance and other employee costs and contractual obligations that related to excess leased facilities (in thousands):

	Employee severance & termination benefits	Contractual obligations and other	Total
Balance at December 31, 2013	$2,674	$673	$3,347
Restructuring charges	3,335	38	3,373
Cash payments / adjustments	(5,276)	(521)	(5,797)

Balance at December 31, 2014	$733	$190	$923

Employee severance and termination benefits — In the second quarter of 2013, ARRIS completed its acquisition of Motorola Home. ARRIS initiated restructuring plans as a result of the Acquisition that focuses on the rationalization of personnel, facilities and systems across multiple segments in the ARRIS organization.

The total estimated cost of the restructuring plan was approximately $30.8 million and was recorded as severance expense during 2013. As of December 31, 2014, the total liability remaining for this restructuring plan was approximately $0.2 million. The remaining liability is expected to be paid by the end of first quarter of 2015.

In addition, in the third quarter of 2014, the Company implemented a restructuring initiative to rationalize facilities in which it expects to incur approximately $4.9 million through first quarter of 2015. The Company recorded cumulative restructuring charges of $3.0 million related to severance and employee termination benefits for 150 employees during the third quarter of 2014. This initiative affected all segments. As of December 31, 2014, the total liability remaining for this plan was approximately $0.5 million.

Contractual obligations — ARRIS has restructuring accruals representing contractual obligations that relate to excess leased facilities and equipment.

Note 12. Inventories

The components of inventory are as follows, net of reserves (in thousands):

	December 31,
	2014	2013
Raw material	$61,068	$60,520
Work in process	6,713	6,010
Finished goods	333,384	263,599

Total inventories, net	$401,165	$330,129

Note 13. Property, Plant and Equipment

Property, plant and equipment, at cost, consisted of the following (in thousands):

	December 31,
	2014	2013
Land	$87,952	$88,742
Buildings and leasehold improvements	141,581	133,668
Machinery and equipment	402,709	368,572

	632,242	590,982
Less: Accumulated depreciation	(265,811)	(194,830)

Total property, plant and equipment, net	$366,431	$396,152

During the second quarter of 2014, the Company entered into a binding letter of intent with a potential buyer for the sale of land and building for $2.9 million which is lower than its carrying amount of $4.8 million. The asset has been reclassified as held for sale and was measured at its fair value less cost to sell and classified as a component of “Other current assets”. The Company recorded an impairment charge of $2.1 million to reduce the asset’s carrying amount to its estimated fair value less cost to sell during 2014, which is reported in the Consolidated Statements of Operations under the caption “Other expense (income), net.” The sale is expected to close in the first quarter of 2015.

Note 14. Long-Term Indebtedness

Senior Secured Credit Facilities

ARRIS has senior secured credit facilities with Bank of America, N.A. and various other institutions, which are comprised of (i) a “Term Loan A Facility” of $1.1 billion, (ii) a “Term Loan B Facility” of $825 million and (iii) a “Revolving Credit Facility” of $250 million. The Term Loan A Facility and the Revolving Credit Facility have terms of five years. The Term Loan B Facility has a term of seven years. Interest rates on borrowings under the senior credit facilities are set forth in the table below. As of December 31, 2014, ARRIS had $1,547.6 million face value outstanding under the Term Loan A and Term Loan B Facilities, no borrowings under the Revolving Credit Facility and letters of credit totaling $2.5 million issued under the Revolving Credit Facility.

	Rate	As of December 31, 2014
Term Loan A	LIBOR + 1.75%	1.92%
Term Loan B	LIBOR(1) + 2.50%	3.25%
Revolving Credit Facility (2)	LIBOR + 1.75%	Not Applicable

(1)	Includes LIBOR floor of 0.75%
(2)	Includes unused commitment fee of 0.35% and letter of credit fee of 1.75% not reflected in interest rate above.

Borrowings under the senior secured credit facilities are secured by first priority liens on substantially all of the assets of ARRIS and certain of its present and future subsidiaries who are or become parties to, or guarantors under, the credit agreement governing the senior secured credit facilities (the “Credit Agreement”). The Credit Agreement contains usual and customary limitations on indebtedness, liens, restricted payments, acquisitions and asset sales in the form of affirmative, negative and financial covenants, which are customary for financings of this type, including the maintenance of a minimum 3.75:1 (with an additional scheduled decrease to 3.5:1). As of December 31, 2014, ARRIS was in compliance with all covenants under the Credit Agreement.

The Credit Agreement provides for certain step downs in the interest rates paid on the Term Loan A, Term Loan B and Revolving Credit Facility upon achievement of tiered lowered leverage ratios. As a result of ARRIS’ lowered leverage ratio at the end of the second quarter 2014, the interest rate paid on the Term Loan A, Term

Loan B and Revolving Credit Facility decreased by 25 basis points. Since inception, the Company has realized a total 50 basis points decrease in the interest rate paid on the Term Loan A and Revolving Credit Facility and 25 basis points decrease in the interest paid rate on the Term Loan B. There are no further interest rate decreases available to ARRIS in the current Credit Agreement.

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

During the year ended December 31, 2014, the Company made mandatory prepayments of approximately $55.0 million and optional prepayments of approximately $150.0 million related to the senior secured credit facilities.

As of December 31, 2014, the face value of contractual debt obligations for the next five years are as follows (in thousands):

2015	$75,625
2016	103,125
2017	110,000
2018	715,000
2019	—
thereafter	543,813

Redemption of Convertible Senior Notes

In 2006, ARRIS issued $276.0 million of 2% convertible senior notes due 2026 (the “Notes”). The notes were convertible only upon the occurrence of specified events and during specified periods, including (i) from October 15, 2013 to November 15, 2013 and (ii) during any calendar quarter in which the closing price of the Company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect on the last trading day of the last calendar quarter (which, based on the current conversion price, would be $19.31). The conversion rate for the Notes, subject to adjustment, was 62.1504 shares per $1,000 principal amount (which represented an initial conversion price of approximately $16.09 per share of the Company’s common stock). Upon conversion, the holder received up to the principal amount in cash and could receive, depending on the price of the Company’s common stock, an additional payment, in cash, the Company’s common stock or a combination thereof, at the option of the Company. Each component of the conversion consideration is based on a formula that includes the conversion rate and the market price of the Company’s common stock during a period following the date of the conversion.

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

Note 15. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations for the periods indicated (in thousands, except per share data):

	For the Years Ended December 31,
	2014	2013	2012
Basic:
Net income (loss)	$327,211	$(48,760)	$53,459

Weighted average shares outstanding	144,386	131,980	114,161

Basic earnings (loss) per share	$2.27	$(0.37)	$0.47

Diluted:
Net income (loss)	$327,211	$(48,760)	$53,459

Weighted average shares outstanding	144,386	131,980	114,161
Net effect of dilutive shares	3,894	—	2,353

Total	148,280	131,980	116,514

Diluted earnings (loss) per share	$2.21	$(0.37)	$0.46

For the year ended December 31, 2014, 2013 and 2012, approximately 4.3 thousand, 1.1 million and 1.7 million of the equity-based awards, respectively, were excluded from the computation of diluted earnings per share shares because their effect would have been anti-dilutive. These exclusions are made if the exercise price of these equity-based awards is in excess of the average market price of the common stock for the period, or if the Company has net losses, both of which have an anti-dilutive effect.

During the twelve months ended December 31, 2014, the Company issued 3.1 million shares of its common stock related to stock option exercises and the vesting of restricted shares, as compared to 3.6 million shares for the twelve months ended December 31, 2013.

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

The Company issued 3.1 million shares of its common stock in the fourth quarter of 2013 in conjunction with redeeming its 2% Convertible Notes. (See Note 14, Long-Term Indebtedness)

The Company has not paid cash dividends on its common stock since its inception.

Note 16. Income Taxes

Income (loss) before income taxes (in thousands):

	Years Ended December 31,
	2014	2013	2012
Domestic	$180,133	$(128,588)	$67,620
Foreign	59,097	32,438	6,676

	$239,230	$(96,150)	$74,296

Income tax expense (benefit) consisted of the following (in thousands):

	Years Ended December 31,
	2014	2013	2012
Current — Federal	$45,937	$(5,133)	$26,196
State	13,260	(40)	3,440
Foreign	18,136	10,624	4,855

	77,333	5,451	34,491

Deferred — Federal	(140,404)	(50,485)	(10,522)
State	(19,978)	(2,189)	(2,238)
Foreign	(4,932)	(167)	(894)

	(165,314)	(52,841)	(13,654)

Income tax expense (benefit)	$(87,981)	$(47,390)	$20,837

A reconciliation of the statutory federal income tax rate of 35% and the effective income tax rates is as follows:

	Years Ended December 31,
	2014	2013	2012
Statutory federal income tax rate	35.0%	35.0%	35.0%
Effects of:
State income taxes, net of federal benefit	(6.6)	2.2	1.4
Acquired deferred tax assets	(16.5)	—	—
Domestic manufacturing deduction	(2.1)	1.1	(4.0)
Nontaxable Comcast derivative gain	—	(9.6)	—
Facilitative acquisition costs	—	(3.5)	—
Research and development tax credits	(8.7)	26.8	(4.8)
Changes in valuation allowance	(44.2)	—	(0.7)
Non-U.S. tax rate differential	(2.6)	1.3	(1.0)
Recapture of dual consolidated losses	4.0	—	—
Other, net	4.9	(4.0)	2.2

	(36.8)%	49.3%	28.1%

The U.S. federal research and development credit expired on December 31, 2011. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law. Under this act, the U.S. federal research and development credit was retroactively extended for amounts paid or incurred after December 31, 2011 and before January 1, 2014. The effects of these changes in the tax law resulted in a tax benefit recognized in the first quarter of 2013, which was the quarter when the law was enacted. The legislation allowing the U.S. federal research and development tax credit was extended in December of 2014, which includes the 2014 tax year.

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of ARRIS’ net deferred income tax assets (liabilities) were as follows (in thousands):

	December 31,
	2014	2013
Current deferred income tax assets:
Inventory costs	$34,695	$31,068
Federal research and development credits	24,212	5,472
Federal/state net operating loss carryforwards	59,503	3,336
Foreign net operating loss carryforwards	209	1,593
Accrued vacation	7,980	7,175
Warranty reserve	24,207	18,292
Deferred revenue	1,001	19,988
Equity compensation	14,639	10,243
Capitalized research and development	45,513	55,164
Other	23,841	24,939

Total current deferred income tax assets	235,800	177,270

Noncurrent deferred income tax assets:
Federal/state net operating loss carryforwards	158,153	159,219
Federal capital loss carryforwards	7,701	5,152
Foreign net operating loss carryforwards	11,631	8,212
Federal research and development credits	38,449	19,409
Pension and deferred compensation	18,393	16,187
Warranty reserve	1,980	12,503
Capitalized research and development	180,757	226,270
Other	18,347	3,303

Total noncurrent deferred income tax assets	435,411	450,255

Total deferred income tax assets	671,211	627,525

Current deferred income tax liabilities:
Other	(3,249)	(2,856)

Total current deferred income tax liabilities	(3,249)	(2,856)

Non-current deferred income tax liabilities:
Property, plant and equipment, depreciation and basis differences	(19,744)	(39,782)
Excess tax on future repatriation of foreign earnings	(1,184)	(1,184)
Other noncurrent liabilities	(27,655)	(9,192)
Goodwill and Intangibles	(316,192)	(401,060)

Total noncurrent deferred income tax liabilities	(364,775)	(451,218)

Total deferred income tax liabilities	(368,024)	(454,074)

Net deferred income tax assets	303,187	173,451
Valuation allowance	(118,629)	(163,745)

Net deferred income tax assets (liabilities)	$184,558	$9,706

As of December 31, 2014 and December 31, 2013, ARRIS had $552.9 million and $435.6 million, respectively, of U.S. federal net operating losses available to offset against future ARRIS taxable income. During 2014, ARRIS utilized approximately $75.2 million of U.S. federal net operating losses against taxable income. The U.S. Federal net operating losses may be carried forward for twenty years. The available acquired U.S. federal net operating losses as of December 31, 2014, will expire between the years 2015 and 2031. A significant portion of the acquired U.S. federal net operating losses expire in 2017.

As of December 31, 2014, ARRIS also had $417.3 million of state net operating loss carryforwards in various states. The amounts available for utilization vary by state due to the apportionment of the Company’s taxable income and state law governing the expiration of these net operating losses. State net operating loss carryforwards of approximately $29.4 million relate to the exercise of employee stock options and restricted stock (“equity compensation”). Any future cash benefit resulting from the utilization of these state net operating losses attributable to this portion of equity compensation will be credited directly to paid in capital during the year in which the cash benefit is realized.

Additionally, ARRIS has foreign net operating loss carryforwards available, as of December 31, 2014, of approximately $57.8 million with varying expiration dates. Approximately $18.5 million of the total foreign net operating loss carryforwards relate to ARRIS’ Irish subsidiary and have an indefinite life. Approximately $13.7 million of the foreign net operating loss carryforwards relate to the Canadian subsidiary and expire within 20 years.

During the tax years ending December 31, 2014, and 2013, we utilized $17.6 million and $5.5 million, respectively, of U.S. federal research and development credits to reduce U.S. federal income tax liabilities. As of December 31, 2014, ARRIS has $54.9 million of available U.S. federal research and development tax credits and $29.4 million of available state research and development tax credits to carry forward to subsequent years. The remaining unutilized U.S. federal research and development tax credits can be carried back one year and carried forward twenty years. The state research and development tax credits carry forward and will expire pursuant to various applicable state rules.

ARRIS’ ability to use U.S. federal and state net operating loss carryforwards to reduce future taxable income, or to use U.S. federal and state research and development tax credit and foreign tax credit carryforwards to reduce future income tax liabilities, is subject to restrictions attributable to equity transactions that resulted in a change of ownership during prior tax years, as defined in Internal Revenue Code Sections 382, 383 and the separate return limitation year (“SRLY”) rules.

The valuation allowance for deferred income tax assets of $118.6 million and $163.7 million at December 31, 2014 and 2013, respectively, relates to the uncertainty surrounding the realization of certain deferred income tax assets in various jurisdictions. The $45.1 million net reduction in valuation allowances for the year was due primarily to a reduction in the valuation allowance on net operating losses from the Motorola Home acquisition offset by an increase in valuation allowances for acquired U.S. federal and state research and development tax credits. The Company continually reviews the adequacy of its valuation allowances by reassessing whether it is more-likely-than-not to realize its various deferred income tax assets.

In general, ARRIS intends to indefinitely reinvest the earnings of its non-U.S. subsidiaries. Accounting rules generally require that the Company record U.S. deferred taxes on any anticipated repatriation of a foreign entity’s earnings as the earnings are recognized for financial reporting purposes. An exception under certain accounting guidance permits the Company to not record U.S. deferred taxes for foreign earnings that the Company expects to reinvest in its foreign operations and for which remittance will be postponed indefinitely. If it becomes apparent that some or all undistributed earnings will be remitted in the foreseeable future, the related deferred taxes are recorded in that period. In determining indefinite reinvestment, ARRIS regularly evaluates the capital needs of its foreign operations considering all available information, including operating and capital plans, regulatory capital requirements, debt requirements and cash flow needs, as well as, the applicable tax laws to which its foreign subsidiaries are subject. ARRIS expects the cash balances of its existing U.S. entities and the availability of U.S. financing sources to be sufficient to fund the operations of its U.S. entities for the foreseeable future. With the exception of approximately $5.4 million (21 million shekels) of earnings associated with its Israeli subsidiary, ARRIS has not recorded any U.S. deferred taxes on the undistributed earnings of its foreign subsidiaries as of December 31, 2014. ARRIS has recorded approximately $1.2 million of deferred tax liability relating to $5.4 million of distributable earnings of the Israeli subsidiary. At December 31, 2014, the Company had not provided for federal income taxes on earnings of approximately $48.4 million from its foreign subsidiaries. Should earnings of the other foreign subsidiaries be distributed in the form of dividends, or otherwise, ARRIS would have additional U.S. taxable income and, depending on the company’s tax posture in the year of repatriation, may have to pay additional U.S. income taxes. Withholding taxes in various international jurisdictions may also apply to the repatriation of foreign earnings. Determination of the amount of unrecognized income tax liability related to these permanently reinvested and undistributed foreign subsidiary earnings is currently not practicable because of the complexities associated with this hypothetical calculation.

Tabular Reconciliation of Unrecognized Tax Benefits (in thousands):

	December 31,
	2014	2013	2012
Beginning balance	$28,344	$25,704	$26,232
Gross increases — tax positions in prior period	17,636	2,442	—
Gross decreases — tax positions in prior period	(4,115)	(21)	—
Gross increases — current-period tax positions	9,979	6,999	2,684
Increases (decreases) from acquired businesses	(196)	2,014	—
Decreases relating to settlements with taxing authorities and other	(2,480)	(1,098)	100
Decreases due to lapse of statute of limitations	(1,149)	(7,696)	(3,312)

Ending balance	$48,019	$28,344	$25,704

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2010. As of December 31, 2014, the Company and its subsidiaries were under income tax audit in only ten jurisdictions (the state of Georgia, the state of California, the state of New York, the state of Michigan, the state of Ohio, the state of Illinois, the United States, China, Sweden and Portugal) and they have not received notices of any planned or proposed income tax audits.

The Company is currently being audited by the Internal Revenue Service in the United States for the years ended December 31, 2011 and 2012. During 2014, the Internal Revenue Service concluded their audit of the 2010 income tax year. As a result of concluding this audit with an income tax assessment less than its related accrual for uncertain tax positions, the Company recorded a net benefit of $3.9 million. ARRIS does not anticipate any audit adjustments in excess of its current accrual for uncertain tax positions.

At the end of 2014, the Company’s total tax liability related to uncertain net tax positions totaled approximately $45.7 million, all of which would cause the effective income tax rate to change upon the recognition. The difference between the $48.0 million of unrecognized tax benefits reported in the tabular reconciliation above and the $45.7 million of total tax liability relating to uncertain net tax positions are attributable to interest, penalties and the federal benefit of state deductions. Based on information currently available, the Company anticipates that over the next twelve month period, statutes of limitations may close and audit settlements will occur relating to existing unrecognized tax benefits of approximately $4.6 million primarily arising from U.S. Federal and state tax related items. The Company reported approximately $1.7 million and $2.1 million, respectively, of interest and penalty accrual related to the anticipated payment of these potential tax liabilities as of December 31, 2014 and 2013. The Company classifies interest and penalties recognized on the liability for uncertain tax positions as income tax expense.

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

In connection with the 2011 acquisition of BigBand Networks, Inc., ARRIS assumed the BigBand Networks, Inc. 2007 Equity Incentive Plan (the “Assumed BigBand Plan”), including the restricted stock units outstanding under the Assumed BigBand Plan at the time of the acquisition. ARRIS may continue to grant awards under the Assumed BigBand Plan in certain circumstances so long as the grants comply with the applicable requirements of NASDAQ. A total of 151,095 shares of the Company’s common stock remain available for issuance under the Assumed BigBand Plan.

Stock Options

ARRIS grants stock options to certain employees. Stock options generally vest over three or four years of service and have either seven or ten year contractual terms. The exercise price of an option is equal to the fair market value of ARRIS’ stock on the date of grant. ARRIS used the Black-Scholes model and engaged an independent third party to assist the Company in determining the Black-Scholes valuation of its equity awards.

There were no new options granted in 2014, 2013 and 2012. The total intrinsic value of options exercised during 2014, 2013 and 2012 was approximately $6.5 million, $9.6 million and $10.2 million, respectively.

A summary of activity of ARRIS’ options granted under its stock incentive plans is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Beginning balance, January 1, 2014	472,691	$11.60
Grants	—	—
Exercised	(402,771)	11.50
Forfeited	—	—
Expired	(31,920)	12.44

Ending balance, December 31, 2014	38,000	11.97	0.58	$692

Exercisable at December 31, 2014	38,000	11.97	0.58	$692

The following table summarizes ARRIS’ options outstanding as of December 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$9.00 to $10.99	9,196	0.81 years	$10.11	9,196	$10.11
$11.00 to $13.99	28,804	0.50 years	$12.57	28,804	$12.57

$9.00 to $13.99	38,000	0.58 years	$11.97	38,000	$11.97

Restricted Stock (Non-Performance) and Stock Units

ARRIS grants restricted stock and stock units to certain employees and its non-employee directors. The Company records a fixed compensation expense equal to the fair market value of the shares of restricted stock granted on a straight-line basis over the requisite services period for the restricted shares. The Company applies an estimated forfeiture rate based upon historical rates. Their fair value is the market price of the underlying common stock on the date of grant.

The following table summarizes ARRIS’ unvested restricted stock (excluding performance-related) and stock unit transactions during the year ending December 31, 2014:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2014	7,051,880	$14.29
Granted	2,650,740	27.66
Vested	(2,369,907)	13.93
Forfeited	(340,924)	18.36

Unvested at December 31, 2014	6,991,789	19.29

Restricted Shares — Subject to Comparative Market Performance

ARRIS grants to certain employees restricted shares, in which the number of shares is dependent upon the Company’s total shareholder return as compared to the shareholder return of the NASDAQ composite over a three year period. The number of shares which could potentially be issued ranges from zero to 200% of the target award. For the shares granted in 2012, the three-year measurement period ended on December 31, 2014. This resulted in an achievement of 200.0% of the target award, or 591,660 shares. The remaining grants outstanding that are subject to market performance are 499,455 shares at target; at 200% performance 998,910 would be issued. Compensation expense is recognized on a straight-line basis over the three year measurement period and is based upon the fair market value of the shares estimated to be earned. The fair value of the restricted shares is estimated on the date of grant using a Monte Carlo Simulation model.

The total intrinsic value of restricted shares, including both non-performance and performance-related shares, vested and issued during 2014, 2013 and 2012 was $82.6 million, $36.3 million and $27.1 million, respectively.

Employee Stock Purchase Plan (“ESPP”)

ARRIS offers an ESPP to certain employees. The plan complies with Section 423 of the U.S. Internal Revenue Code, which provides that employees will not be immediately taxed on the difference between the market price of the stock and a discounted purchase price if it meets certain requirements. Participants can request that up to 10% of their base compensation be applied toward the purchase of ARRIS common stock under ARRIS’ ESPP. Purchases by any one participant are limited to $25,000 (based upon the fair market value) in any one year. The exercise price is the lower of 85% of the fair market value of the ARRIS common stock on either the first day of the purchase period or the last day of the purchase period. A plan provision which allows for the more favorable of two exercise prices is commonly referred to as a “look-back” feature. Any discount offered in excess of five percent generally will be considered compensatory and appropriately is recognized as compensation expense. Additionally, any ESPP offering a look-back feature is considered compensatory. ARRIS uses the Black-Scholes option valuation model to value shares issued under the ESPP. The valuation is comprised of two components; the 15% discount of a share of common stock and 85% of a six month option held (related to the look-back feature). The weighted average assumptions used to estimate the fair value of purchase rights granted under the ESPP for 2014, 2013 and 2012, were as follows: risk-free interest rates of 0.1%; a dividend yield of 0%; volatility factor of the expected market price of ARRIS’ common stock of 0.37, 0.26, and 0.33, respectively; and a weighted average expected life of 0.5 year for each. The Company recorded stock compensation expense related to the ESPP of approximately $4.1 million, $1.4 million and $0.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Unrecognized Compensation Cost

As of December 31, 2014, there was approximately $102.6 million of total unrecognized compensation cost related to unvested share-based awards granted under the Company’s incentive plans. This compensation cost is expected to be recognized over a weighted-average period of 2.7 years.

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

The investment strategies of the plans place a high priority on benefit security. The plans invest conservatively so as not to expose assets to depreciation in adverse markets. The plans’ strategy also places a high priority on earning a rate of return greater than the annual inflation rate along with maintaining average market results. The plan has targeted asset diversification across different asset classes and markets to take advantage of economic environments and to also act as a risk minimizer by dampening the portfolio’s volatility. The following table summarizes the weighted average pension asset allocations as December 31, 2014 and 2013:

	Weighted Average Allocation
	Target	Actual
	2014	2014	2013
Equity securities	42%	43%	43%
Debt securities	3	3	3
Cash and cash equivalents	55	54	54

	100%	100%	100%

The following table summarizes the Company’s U.S. pension plan assets by category and by level (as described in Note 7 of the Notes to the Consolidated Financial Statements) as of December 31, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$—	$7,752	$—	$7,752
Equity securities (2):
U.S. large cap	1,571	—	—	1,571
U.S. mid cap	1,640	—	—	1,640
U.S. small cap	1,367	—	—	1,367
International	2,050	—	—	2,050
Fixed income securities (3):	205	—	—	205

Total	$6,833	$7,752	$—	$14,585

(1)	Cash and cash equivalents, which are used to pay benefits and administrative expenses, are held in a stable value fund.
(2)	Equity securities consist of mutual funds and the underlying investments are indexes. Investments in mutual funds are valued at the net asset value per share multiplied by the number of shares held.
(3)	Fixed income securities consist of bonds securities in mutual funds, and are valued at the net asset value per share multiplied by the number of shares held.

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

Summary data for the U.S. non-contributory defined benefit pension plans is as follows (in thousands):

	Years Ended December 31,
	2014	2013
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$40,382	$42,082
Service cost	—	122
Interest cost	1,783	1,619
Actuarial loss (gain)	5,692	(1,813)
Benefit payments	(1,307)	(1,309)
Other	—	(319)

Projected benefit obligation at end of year	$46,550	$40,382

Change in Plan Assets:
Fair value of plan assets at beginning of year	$15,162	$14,866
Actual return on plan assets	575	1,421
Company contributions	155	184
Expenses and benefits paid from plan assets	(1,307)	(1,309)
Other	—	—

Fair value of plan assets at end of year (1)	$14,585	$15,162

Funded Status:
Funded status of plan	$(31,965)	$(25,220)
Unrecognized actuarial loss	13,233	7,546
Unamortized prior service cost	—	—

Net amount recognized	$(18,732)	$(17,674)

(1)	In addition to the pension plan assets, ARRIS has established two rabbi trusts to further fund the pension obligations of the Chief Executive and certain executive officers of $20.3 million as of December 31, 2014 and $19.3 million as of December 31, 2013, and are included in Investments on the Consolidated Balance Sheets.

Amounts recognized in the statement of financial position consist of (in thousands):

	Years Ended December 31,
	2014	2013
Current liabilities	$(393)	$(364)
Noncurrent liabilities	(31,572)	(24,856)
Accumulated other comprehensive income (1)	13,233	7,546

Total	$(18,732)	$(17,674)

(1)	The accumulated other comprehensive income on the Consolidated Balance Sheets as of December 31, 2014 and 2013 includes balances for plans outside of the U.S. of $10.9 million and $9.4 million, respectively. Also, the accumulated other comprehensive income on the Consolidated Balance Sheets as of December 31, 2014 and 2013 is presented net of income tax effect of $3.4 million and $1.0 million, respectively.

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) are as follows (in thousands):

	Years Ended December 31,
	2014	2013
Net gain (loss)	$5,992	$(2,359)
Amortization of net loss	(305)	(607)
Settlement charge	—	(318)

Total recognized in other comprehensive income (loss)	$5,687	$(3,284)

The following table summarizes the amounts in other comprehensive income (loss) expected to be amortized and recognized as a component of net periodic benefit cost in 2015 (in thousands):

Amortization of net loss	$834

Information for defined benefit plans with accumulated benefit obligations in excess of plan assets is as follows (in thousands):

	December 31,
	2014	2013
Accumulated benefit obligation	$46,550	$40,382
Projected benefit obligation	$46,550	$40,382
Plan assets	$14,585	$15,162

Net periodic pension cost for 2014, 2013 and 2012 for pension and supplemental benefit plans includes the following components (in thousands):

	2014	2013	2012
Service cost	$—	$122	$335
Interest cost	1,783	1,619	2,085
Return on assets (expected)	(874)	(876)	(1,260)
Amortization of net actuarial loss (1)	305	607	840
Settlement charge	—	—	3,064

Net periodic pension cost	$1,214	$1,472	$5,064

(1)	ARRIS uses the allowable 10% corridor approach to determine the amount of gains/losses subject to amortization in the pension cost. Prior service costs and gains/losses are amortized on a straight-line basis over the average future service of members expected to receive benefits

The weighted-average actuarial assumptions used to determine the benefit obligations for the three years presented are set forth below:

	2014	2013	2012
Assumed discount rate for plan participants	3.75%	4.50%	3.75%
Rate of compensation increase	N/A	N/A	3.75%

The weighted-average actuarial assumptions used to determine the net periodic benefit costs are set forth below:

	2014	2013	2012
Assumed discount rate for plan participants	4.50%	3.75%	4.50%
Rate of compensation increase	N/A	3.75%	3.75%
Expected long-term rate of return on plan assets	6.00%	6.00%	6.00%

The expected long-term rate of return on assets is derived using the building block approach which includes assumptions for the long term inflation rate, real return, and equity risk premiums.

No minimum funding contributions are required in 2015 for the plan; however, the Company may make a voluntary contribution.

As of December 31, 2014, the expected benefit payments related to the Company’s U.S. defined benefit pension plans during the next ten years are as follows (in thousands):

2015	$1,567
2016	16,005
2017	1,596
2018	1,607
2019	1,657
2020 — 2024	9,606

Defined Benefits Plans Outside the U.S.

The Company also provides a non-contributory defined benefit plan which cover employees in Taiwan (“Taiwan Plan”). The Taiwan Plan was acquired in connection with the Company’s acquisition of Motorola Home. Any other benefit plans outside of the U.S. are not material to the Company either individually or in the aggregate.

Key assumptions used in the valuation of the Taiwan Plan are as follows:

	2014	2013
Assumed discount rate for obligations	1.90%	1.80%
Assumed discount rate for expense	1.80%	1.80%
Rate of compensation increase for indirect labor	4.50%	4.50%
Rate of compensation increase for direct labor	2.00%	2.00%
Expected long-term rate of return on plan assets (1)	2.00%	2.00%

(1)	Asset allocation is 100% in money market investments

The funded status of the Taiwan Plan is as follows (in thousands):

	Years Ended December 31,
	2014	2013
Funded Status:
Funded status of plan	$(27,523)	$(28,128)
Unrecognized actuarial loss	9,482	9,370

Net amount recognized	$(18,041)	$(18,758)

Other Benefit Plans

ARRIS has established defined contribution plans pursuant to the Internal Revenue Code Section 401(k) that cover all eligible U.S. employees. ARRIS contributes to these plans based upon the dollar amount of each participant’s contribution. ARRIS made matching contributions to these plans of approximately $15.3 million, $10.9 million and $5.7 million in 2014, 2013 and 2012, respectively.

The Company has a deferred compensation plan that does not qualify under Section 401(k) of the Internal Revenue Code, and is available to key executives of the Company and certain other employees. Employee compensation deferrals and matching contributions are held in a rabbi trust. The total of net employee deferrals and matching contributions, which is reflected in other long-term liabilities, was $3.3 million and $2.9 million at December 31, 2014 and 2013, respectively. Total expenses included in continuing operations for the matching contributions were approximately $0.1 million in 2014 and 2013.

The Company previously offered a deferred compensation arrangement, which allowed certain employees to defer a portion of their earnings and defer the related income taxes. As of December 31, 2004, the plan was frozen and no further contributions are allowed. The deferred earnings are invested in a rabbi trust. The total of net employee deferral and matching contributions, which is reflected in other long-term liabilities, was $2.9 million and $2.6 million at December 31, 2014 and 2013, respectively.

The Company also has a deferred retirement salary plan, which was limited to certain current or former officers of C-COR. The present value of the estimated future retirement benefit payments is being accrued over the estimated service period from the date of signed agreements with the employees. The accrued balance of this plan, the majority of which is included in other long-term liabilities, was $1.8 million at December 31, 2014 and 2013. Total expenses (income) included in continuing operations for the deferred retirement salary plan were approximately $0.1 million and $(0.3) million for 2014 and 2013, respectively.

Note 19. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of taxes, for the year ended December 31, 2014 (in thousands):

	Unrealized gain on marketable securities	Unrealized loss on derivative instruments	Unfunded pension liability	Cumulative translation adjustments	Total
Balance as of December 31, 2013	$306	$(2,541)	$(2,416)	$(11)	$(4,662)
Other comprehensive (loss) income before reclassifications	(38)	4,137	—	(714)	3,385
Amounts reclassified from accumulated other comprehensive income (loss)	(243)	(4,762)	(4,765)	—	(9,770)

Net current-period other comprehensive income (loss)	(281)	(625)	(4,765)	(714)	(6,385)

Balance as of December 31, 2014	$25	$(3,166)	$(7,181)	$(725)	$(11,047)

Note 20. Commitments and Contingencies

General Matters

ARRIS leases office, distribution, and warehouse facilities as well as equipment under long-term leases expiring at various dates through 2023. Included in these operating leases are certain amounts related to restructuring activities; these lease payments and related sublease income are included in restructuring accruals on the consolidated balance sheets. Future minimum operating lease payments under non-cancelable leases at December 31, 2014 were as follows (in thousands):

Operating Leases
2015	$22,654
2016	18,695
2017	13,613
2018	9,764
2019	7,099
Thereafter	20,457
Less sublease income	(1,424)

Total minimum lease payments	$90,858

Total rental expense for all operating leases amounted to approximately $32.0 million, $22.5 million and $12.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

As of December 31, 2014, the Company had approximately $1.0 million of restricted cash. The restricted cash balances are held as cash collateral security for certain bank guarantees. Additionally, the Company had contractual obligations of approximately $598.2 million under agreements with non-cancelable terms to purchase goods or services over the next year. All contractual obligations outstanding at the end of prior years were satisfied within a 12 month period, and the obligations outstanding as of December 31, 2014 are expected to be satisfied by 2016.

In the fourth quarter of 2014, the Company agreed to participate in a syndicate of approximately 30 companies, including certain customers of ARRIS, to fund RPX Corporation’s (“RPX”) purchase of 4,000 patent assets from Rockstar Consortium and its subsidiaries (“Rockstar”). As part of this transaction, in the first quarter of 2015 the Company contributed $34.3 million to RPX to fund the purchase of the 4,000 Rockstar patent assets and received a non-exclusive license to the 4,000 patent assets purchased by RPX.

Legal Proceedings

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

Note 21. Summary Quarterly Consolidated Financial Information (unaudited)

Certain amounts for the quarters have been recast based on the business combination guidance. That guidance requires us to recognize adjustments to the provisional amounts as if the accounting for the business combinations had been completed at the acquisition date. As a result, the Company revised the comparative information in prior quarters as needed, including making any change in depreciation, amortization, or other income effects recognized in completing the initial accounting for the Motorola Home acquisition.

The following table summarizes ARRIS’ quarterly consolidated financial information (in thousands, except per share data):

	Quarters in 2014 Ended
	March 31,(1)	June 30,	September 30,(2)	December 31,(3)
Net sales	$1,225,017	$1,429,071	$1,405,445	$1,263,388
Gross margin	346,774	419,412	435,734	380,576
Operating income	37,986	91,676	122,109	89,563
Net income	$40,800	$39,024	$54,626	$192,761

Net income per basic share	$0.29	$0.27	$0.38	$1.41
Net income per diluted share	$0.28	$0.26	$0.37	$1.37

	Quarters in 2013 Ended
	March 31,	June 30,	September 30,	December 31,
Net sales	$353,650	$1,000,362	$1,067,823	$1,199,067
Gross margin	108,526	230,957	316,895	366,370
Operating income (loss)	9,516	(88,062)	11,182	49,351
Net income (loss)	$(14,650)	$(48,463)	$17,170	$(2,817)

Net income (loss) per basic share	$(0.13)	$(0.36)	$0.12	$(0.02)
Net income (loss) per diluted share	$(0.13)	$(0.36)	$0.12	$(0.02)

(1)	The Company recorded a tax benefit from the release of $18.2 million of valuation allowances from deferred tax assets recorded for U.S. federal net operating losses arising from the acquisition of the Motorola Home business from Google.
(2)	The Company identified and corrected an immaterial error in the accounting for income taxes related to the prior year ended December 31, 2013. The correction related to the Company’s subsequent consideration of certain tax consequences related to a legal entity and tax restructuring completed in the fourth quarter of 2013. The impact of adjusting these amounts had a non-cash effect, increasing income tax expense and noncurrent income tax liabilities by $9.8 million. In accordance with ASC Topic 250, Accounting Changes and Error Corrections, the Company evaluated the impact on its financial statements for the year ended December 31, 2013 and concluded that the results of operations for these periods were not materially misstated.
(3)	The Company recorded a tax benefit from the release of $134.8 million of valuation allowances from deferred tax assets recorded for U.S. federal net operating losses and U.S. federal tax credits and $9.0 million of valuation allowances from deferred tax assets recorded for state net operating losses and state research and development tax credits arising from the acquisition of the Motorola Home business from Google. In addition, $18.1 million of current tax benefit was recorded when the President signed legislation to approve the extension of the U.S. federal research and development tax credit through December 31, 2014.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Information relating to directors and officers of ARRIS, the Audit Committee of the board of directors and stockholder nominations for directors is set forth under the captions entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Committees of the Board of Directors and Meeting Attendance” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2015 (the “Proxy Statement”) and is incorporated herein by reference. Certain information concerning the executive officers of the Company is set forth in Part I of this document under the caption entitled “Executive Officers of the Company”.

ARRIS’ code of ethics and financial code of ethics (applicable to our CEO, senior financial officers, and all finance, accounting, and legal managers) are available on our website at www.arris.com under Investor Relations, Corporate Governance. The website also will disclose whether there have been any amendments or waivers to the Code of Ethics and Financial Code of Ethics. ARRIS will provide copies of these documents in electronic or paper form upon request to Investor Relations, free of charge.

ARRIS’ board of directors has identified Matthew Kearney and Doreen Toben, members of the Audit Committee, as our audit committee financial experts, as defined by the SEC.

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

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charge to Expenses (1)		Deductions (2)	Balance at End of Period
	(in thousands)
YEAR ENDED DECEMBER 31, 2014
Reserves and allowance deducted from asset accounts:
Allowance for doubtful accounts	$1,887	$5,336		$831	$6,392
Income tax valuation allowance (3)	$163,745	$37,708		$82,824	$118,629
YEAR ENDED DECEMBER 31, 2013
Reserves and allowance deducted from asset accounts:
Allowance for doubtful accounts	$1,630	$257		$—	$1,887
Income tax valuation allowance (3)	$17,973	$147,349	(4)	$1,577	$163,745
YEAR ENDED DECEMBER 31, 2012
Reserves and allowance deducted from asset accounts:
Allowance for doubtful accounts	$1,443	$240		$53	$1,630
Income tax valuation allowance (3)	$42,039	$3,541		$27,607	$17,973

(1)	The charge to expense for the allowance for doubtful accounts primarily represents an adjustment for a change in estimate related to uncollectible accounts.

(2)	Represents: a) Uncollectible accounts written off, net of recoveries and write-offs, b) Net change in the sales return and allowance account, and c) Release of valuation allowances.
(3)	The income tax valuation allowance is included in current and noncurrent deferred income tax assets.
(4)	A significant portion of the increase in valuation allowances, approximately $141.7 million, is attributable to deferred tax assets arising from our acquisition of Motorola Home. These amounts did not impact the income statement.

(a) (3) Exhibit List

Each management contract or compensation plan required to be filed as an exhibit is identified by an asterisk (*).

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are ARRIS (formerly known as Broadband Parent, Inc.) filings unless otherwise noted

3.1	Amended and Restated Certificate of Incorporation (restated solely for purposes of Item 601(b)(3) of Regulation S-K to reflect amendments effective after adoption of the Amended and Restated Certificate of Incorporation)	April 16, 2013 Form 8-K, Exhibit 3.1

3.2	By-laws	April 16, 2013 Form 8-K, Exhibit 3.2

4.1	Form of Certificate for Common Stock	April 16, 2013, Form 8-K, Exhibit 4.1

4.2(a)	Indenture dated November 13, 2006	November 16, 2006 Form 8-K, Exhibit 4.5

4.2(b)	First Supplement Indenture dated April 16, 2013	April 16, 2013, Form 8-K, Exhibit 4.2

4.3	Registration Rights Agreement with General Instrument Holdings, Inc	April 18, 2013, Form 8-K, Exhibit 4.1

4.4	Registration Rights Agreement with Comcast Alpha Holdings, LLC	April 18, 2013, Form 8-K, Exhibit 4.2

10.1(a)*	Amended and Restated Employment Agreement with Robert J. Stanzione, dated August 6, 2001	September 30, 2001 Form 10-Q, Exhibit 10.10(c)

10.1(b)*	Supplemental Executive Retirement Plan for Robert J. Stanzione, effective August 6, 2001	September 30, 2001 Form 10-Q, Exhibit 10.10(d)

10.1(c)*	Amendment to Employment Agreement with Robert J. Stanzione, dated December 8, 2006	December 12, 2006 Form 8-K, Exhibit 10.7

10.1(d)*	Second Amendment to Amended and Restated Employment Agreement with Robert J. Stanzione, dated November 26, 2008	November 28, 2008 Form 8-K, Exhibit 10.8

10.1(e)*	First Amendment to the Robert Stanzione Supplemental Executive Retirement Plan, dated November 26, 2008	November 28, 2008 Form 8-K, Exhibit 10.9

10.2(a)*	Amended and Restated Employment Agreement with Lawrence A. Margolis, dated April 29, 1999	June 30, 1999 Form 10-Q, Exhibit 10.33, filed by ANTEC Corp

10.2(b)*	Amendment to Employment Agreement with Lawrence Margolis, dated December 8, 2006	December 12, 2006 Form 8-K, Exhibit 10.6

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are ARRIS (formerly known as Broadband Parent, Inc.) filings unless otherwise noted

10.2(c)*	Second Amendment to Amended and Restated Employment Agreement with Lawrence Margolis, dated November 26, 2008	November 28, 2008 Form 8-K, Exhibit 10.7

10.2(d)*	Third Amendment to Amended and Restated Employment Agreement with Lawrence Margolis, dated October 31, 2012.	September 30, 2012 Form 10-Q, Exhibit 10.1

10.3(a)*	Employment Agreement with David B. Potts dated December 8, 2006	December 12, 2006 Form 8-K, Exhibit 10.4

10.3(b)*	First Amendment to Employment Agreement with David B. Potts, dated November 26, 2008	November 28, 2008 Form 8-K, Exhibit 10.6

10.4(a)*	Employment Agreement with Ronald M. Coppock, dated December 8, 2006	December 12, 2006 Form 8-K, Exhibit 10.1

10.4(b)*	First Amendment to Employment Agreement with Ronald M. Coppock, dated November 26, 2008	November 28, 2008 Form 8-K, Exhibit 10.3

10.5*	Employment Agreement with Bruce McClelland, dated November 26, 2008	November 28, 2008 Form 8-K, Exhibit 10.2

10.6*	Employment Agreement with John Caezza, dated November 26, 2008	November 28, 2008 Form 8-K, Exhibit 10.1

10.7*	Management Incentive Plan	July 2, 2001 Appendix IV of Proxy Statement filed as part of Registration Statement #333-61524, filed by Broadband Parent Corporation

10.8*	2001 Stock Incentive Plan	July 2, 2001 Appendix III of Proxy Statement filed as part of Registration Statement #333-61524, files by Broadband Parent Corporation

10.9*	2004 Stock Incentive Plan	Appendix B of Proxy Statement filed on April 20, 2004

10.10*	2007 Stock Incentive Plan	June 30, 2007, Form 10-Q Exhibit 10.15

10.11*	2008 Stock Incentive Plan	June 30, 2008, Form 10-Q Exhibit 10.15

10.12*	Form of Stock Options Grant under 2001 and 2004 Stock Incentive Plans	March 31, 2005 Form 10-Q, Exhibit 10.20

10.13*	Form of Restricted Stock Grant under 2001 and 2004 Stock Incentive Plans	March 31, 2005 Form 10-Q, Exhibit 10.21

10.14*	Form of Incentive Stock Option Agreement	September 30, 2007, Form 10-Q Exhibit 10.1

10.15*	Form of Nonqualified Stock Option Agreement	September 30, 2007, Form 10-Q Exhibit 10.2

10.16*	Form of Restricted Stock Award Agreement	September 30, 2007, Form 10-Q Exhibit 10.3

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are ARRIS (formerly known as Broadband Parent, Inc.) filings unless otherwise noted

10.17*	Form of Nonqualified Stock Options Agreement	April 11, 2008, Form 8-K Exhibit 10.1

10.18*	Form of Restricted Stock Grant	April 11, 2008, Form 8-K Exhibit 10.2

10.19*	Form of Restricted Stock Unit Grant	April 11, 2008, Form 8-K Exhibit 10.3

10.20*	Form of Restricted Stock Agreement	March 31, 2009, Form 10-Q, Exhibit 10.24

10.21*	Form of Restricted Stock Unit	March 31, 2009, Form 10-Q, Exhibit 10.24

10.22*	Assumption Agreement for Benefit Plans	April 16, 2013, Form 8-K, Exhibit 10.1

10.23(a)*	2011 Stock Incentive Plan	Schedule 14A filed April 30, 2013, Appendix A

10.23(b)*	Form of Restricted Stock Grant Award Agreement under 2011 Stock Incentive Plan	April 16, 2013, Form 8-K, Exhibit 10.3

10.24*	Form of Change of Control Waiver	April 16, 2013, Form 8-K, Exhibit 10.4

10.25	2013 Credit Agreement	April 18, 2013, Form 8-K, Exhibit 10.1

10.26*	Employee Stock Purchase Plan	Schedule 14A filed April 30, 2013, Appendix B

10.27	First Amendment to 2013 Credit Agreement	Filed herewith.

10.28	Second Amendment to 2013 Credit Agreement	Filed herewith.

21	Subsidiaries of the Registrant	Filed herewith.

23	Consent of Independent Registered Public Accounting Firm	Filed herewith.

24	Powers of Attorney	Filed herewith.

31.1	Section 302 Certification of the Chief Executive Officer	Filed herewith.

31.2	Section 302 Certification of the Chief Financial Officer	Filed herewith.

32.1	Section 906 Certification of the Chief Executive Officer	Filed herewith.

32.2	Section 906 Certification of the Chief Financial Officer	Filed herewith.

101.INS	XBRL Instant Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARRIS GROUP, INC.

/s/ DAVID B. POTTS
David B. Potts Executive Vice President, Chief Financial Officer and Chief Accounting Officer

Dated: February 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ R J STANZIONE Robert J. Stanzione	Chief Executive Officer and Chairman of the Board of Directors	February 27, 2015

/s/ DAVID B. POTTS David B. Potts	Executive Vice President, Chief Financial Officer and Chief Accounting Officer	February 27, 2015

/s/ ALEX B. BEST* Alex B. Best	Director	February 27, 2015

/s/ HARRY L. BOSCO* Harry L. Bosco	Director	February 27, 2015

/s/ JAMES A. CHIDDIX* James A. Chiddix	Director	February 27, 2015

/s/ ANDREW T. HELLER* Andrew T. Heller	Director	February 27, 2015

/s/ MATTHEW B. KEARNEY* Matthew B. Kearney	Director	February 27, 2015

/s/ JEONG H. KIM* Jeong H. Kim	Director	February 27, 2015

/s/ DOREEN A. TOBEN* Doreen A. Toben	Director	February 27, 2015

/s/ DEBORA J. WILSON* Debora J. Wilson	Director	February 27, 2015

/s/ DAVID A. WOODLE* David A. Woodle	Director	February 27, 2015

*By: /s/ LAWRENCE A. MARGOLIS
Lawrence A. Margolis
(as attorney in fact for each
person indicated)