Form 10-Q
period 2015-03-31
ARRIS GROUP INC
filed 2015-05-08
CIK 1141107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

For the quarter ended March 31, 2015

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

As of April 30, 2015, 145,795,167 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

ARRIS GROUP, INC.

FORM 10-Q

For the Three Months Ended March 31, 2015

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARRIS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data) (unaudited)

	March 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$499,482	$565,790
Short-term investments, at fair value	129,073	126,748

Total cash, cash equivalents and short-term investments	628,555	692,538
Accounts receivable (net of allowances for doubtful accounts of $5,616 in 2015 and $6,392 in 2014)	819,918	598,603
Other receivables	15,054	10,640
Inventories (net of reserves of $65,731 in 2015 and $62,359 in 2014)	372,379	401,165
Prepaid income taxes	13,380	11,023
Prepaids	31,814	27,497
Current deferred income tax assets	115,926	113,390
Other current assets	80,943	61,450

Total current assets	2,077,969	1,916,306
Property, plant and equipment (net of accumulated depreciation of $282,611 in 2015 and $265,811 in 2014)	325,727	366,431
Goodwill	938,645	936,067
Intangible assets (net of accumulated amortization of $677,135 in 2015 and $619,283 in 2014)	919,876	943,388
Investments	76,492	77,640
Noncurrent deferred income tax assets	88,366	71,686
Other assets	45,711	54,127

	$4,472,786	$4,365,645

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$594,690	$480,150
Accrued compensation, benefits and related taxes	75,849	145,278
Accrued warranty	36,824	42,763
Deferred revenue	107,230	92,772
Current portion of long-term debt and financing lease obligations	82,787	73,956
Current income taxes liability	13,092	10,610
Other accrued liabilities	167,430	164,341

Total current liabilities	1,077,902	1,009,870
Long-term debt and financing lease obligations, net of current portion	1,505,073	1,467,370
Accrued pension	68,060	64,917
Noncurrent income tax liability	42,282	41,082
Noncurrent deferred income tax liabilities	412	274
Other noncurrent liabilities	90,428	91,371

Total liabilities	2,784,157	2,674,884

Stockholders’ equity:
Preferred stock, par value $1.00 per share, 5.0 million shares authorized; none issued and outstanding	-	-
Common stock, par value $0.01 per share, 320.0 million shares authorized; 145.0 million and 145.1 million shares issued and outstanding in 2015 and 2014, respectively	1,811	1,796
Capital in excess of par value	1,745,345	1,739,700
Treasury stock at cost, 35.1 million and 34.2 million shares in 2015 and 2014, respectively	(331,329)	(306,330)
Retained earnings	285,768	266,642
Accumulated other comprehensive loss	(12,966)	(11,047)

Total stockholders’ equity	1,688,629	1,690,761

	$4,472,786	$4,365,645

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.,

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data) (unaudited)

	Three Months Ended March 31,
	2015	2014
Net sales	$1,215,158	$1,225,017
Cost of sales	878,602	878,243

Gross margin	336,556	346,774

Operating expenses:
Selling, general, and administrative expenses	100,324	99,132
Research and development expenses	132,469	134,153
Amortization of intangible assets	57,147	64,001
Integration, acquisition, restructuring and other costs	898	11,502

Total operating expenses	290,838	308,788
Operating income	45,718	37,986
Other expense (income):
Interest expense	13,367	16,598
Loss on investments	1,709	1,674
Loss (gain) on foreign currency	20	(679)
Interest income	(721)	(583)
Other expense, net	7,063	2,172

Income before income taxes	24,280	18,804
Income tax expense (benefit)	5,154	(21,996)

Net income	$19,126	$40,800

Net income per common share:
Basic	$0.13	$0.29

Diluted	$0.13	$0.28

Weighted average common shares:
Basic	145,350	142,854

Diluted	148,986	147,152

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands) (unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$19,126	$40,800
Available-for-sale securities:
Unrealized gain (loss) on available-for-sale securities, net of taxes of $(4) in 2015 and $102 in 2014, respectively	9	(279)
Reclassification adjustments recognized in net income	—	—

Net change in available-for-sale securities	9	(279)

Derivative instruments:
Unrealized loss on derivative instruments, net of taxes of $1,802 in 2015 and $544 in 2014, respectively	(3,142)	(1,472)
Reclassification adjustments recognized in net income, net of taxes of $(670) in 2015 and $(500) in 2014, respectively	1,168	1,353

Net change in derivative instruments	(1,974)	(119)

Change related to pension liability	105	—
Cumulative translation adjustments	(59)	(76)

Comprehensive income, net of tax	$17,207	$40,326

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net income	$19,126	$40,800
Depreciation	19,884	19,994
Amortization of intangible assets	57,852	64,001
Stock compensation expense	13,974	11,033
Deferred income tax benefit	(18,188)	(8,385)
Amortization of deferred finance fees and debt discount	2,181	2,331
Loss on investments	1,709	1,674
Provision for doubtful accounts	267	7
Loss on disposal of property, plant & equipment	5,877	412
Excess income tax benefits from stock-based compensation plans	(16,437)	(10,457)
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(221,582)	(94,508)
Other receivables	(6,995)	(7,254)
Inventories	28,786	44,071
Accounts payable and accrued liabilities	56,688	(40,699)
Prepaids and other, net	(6,405)	3,973

Net cash (used in) provided by operating activities	(63,263)	26,993

Investing activities:
Purchases of property, plant and equipment	(10,919)	(12,924)
Purchases of investments	(11,063)	(21,240)
Sales of investments	10,169	11,175
Purchase of intangible assets	(34,340)	–
Proceeds from sale-leaseback transaction	24,960	–
Other, net	2,904	17

Net cash used in investing activities	(18,289)	(22,972)

Financing activities:
Payment of debt obligations	(13,750)	(13,750)
Repurchase of common stock	(24,999)	–
Proceeds from sale-leaseback financing transaction	58,729	–
Proceeds from issuance of common stock, net	21	3,780
Excess income tax benefits from stock-based compensation plans	16,437	10,457
Repurchase of shares to satisfy employee minimum tax withholdings	(21,194)	(6,239)

Net cash provided by (used in) financing activities	15,244	(5,752)

Net decrease in cash and cash equivalents	(66,308)	(1,731)
Cash and cash equivalents at beginning of period	565,790	442,438

Cash and cash equivalents at end of period	$499,482	$440,707

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Organization and Basis of Presentation

ARRIS Group, Inc. (together with its consolidated subsidiaries, except as the context otherwise indicates, “ARRIS” or the “Company”) is a global media entertainment and data communications solutions provider, headquartered in Suwanee, Georgia. The Company operates in two business segments, Customer Premises Equipment (“CPE”) and Network & Cloud (“N&C”) (See Note 13 Segment Information for additional details.), specializing in enabling service providers including cable, telephone, and digital broadcast satellite operators and media programmers to deliver media, voice, and IP data services to their subscribers. ARRIS is a leader in set-tops, digital video and Internet Protocol Television (“IPTV”) distribution systems, broadband access infrastructure platforms, and associated data and voice Customer Premises Equipment. The Company’s solutions are complemented by a broad array of services including technical support, repair and refurbishment, and systems design and integration.

The consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements for the periods shown. Certain prior year amounts in the financial statements have been reclassified to conform to fiscal year 2015 presentation. Interim results of operations are not necessarily indicative of results to be expected from a twelve-month period. These financial statements should be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the United States Securities and Exchange Commission (“SEC”).

Note 2. Impact of Recently Adopted Accounting Standards

Adoption of new accounting standards — In April 2014, the FASB issued an accounting standard update that changes the requirements for reporting discontinued operations. A discontinued operation may include a component of an entity or a group of components of an entity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results and when the component or group of components meets the criteria to be classified as held for sale, is disposed of by sale or is disposed of by other than by sale. This update is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014, with earlier adoption permitted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position and results of operations.

Accounting standards issued but not yet effective — In May 2014, the FASB issued an accounting standard update, Revenue from Contracts with Customers. The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. It can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company is currently assessing the potential impact of this update on its consolidated financial statements. In April 2015 the FASB voted to delay the effective date of this standard by one year to reporting periods beginning after December 15, 2017, but permit companies the option to adopt the standard one year earlier (that is, as of the original effective date).

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

In January 2015, the FASB issued new guidance simplifying income statement presentation by eliminating the concept of “extraordinary items”. This guidance eliminates from U.S. GAAP the concept of extraordinary items. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. We do not anticipate that this guidance will materially impact our consolidated financial statements

In February 2015, the FASB issued new guidance related to consolidations. The new guidance amends certain requirements for determining whether a variable interest entity must be consolidated. The amendments are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The adoption of the new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued new guidance, which requires the cost of issuing debt to no longer be recorded as a separate asset but rather to be presented on the balance sheet as a direct reduction to the carrying value of the related debt liability, similar to the presentation of debt discounts. This guidance will be effective for interim and annual periods beginning after December 15, 2015 including retrospective conforming presentation of prior periods presented. Early adoption of the standard is permitted. While the adoption of this standard may impact the presentation on the Company’s balance sheet, it will not affect the Company’s results of operations, financial condition or cash flows. As of March 31, 2015 and December 31, 2014, the Company had deferred financing costs of $24.6 million and $25.3 million, respectively.

In April 2015, the FASB issued new guidance, in determining whether fees for purchasing cloud computing services (or hosted software solutions) are considered internal-use software or should be considered a service contract. The cloud computing agreement that includes a software license should be accounted for in the same manner as internal-use software if the customer has contractual right to take possession of the software during the hosting period without significant penalty and it is feasible to either run the software on the customer’s hardware or contract with another vendor to host the software. Arrangements that don’t meet the requirements for internal-use software should be accounted for as a service contract. This guidance will be effective for interim and annual periods beginning after December 15, 2015. Early adoption of the standard is permitted. The Company is currently in the process of evaluating the impact that the adoption will have on its consolidated financial statements.

Accounting pronouncements issued but not in effect until after March 31, 2015 are not expected to have a significant impact on our consolidated financial position or results of operations.

Note 3. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the year to date period ended March 31, 2015 are as follows (in thousands):

	CPE	Network Infrastructure	Cloud Services	Total
Goodwill	$684,597	$506,620	$123,506	$1,314,723
Accumulated impairment losses	–	(257,053)	(121,603)	(378,656)

Balance as of December 31, 2014	684,597	249,567	1,903	936,067
Other	–	2,578	–	2,578

Goodwill	684,597	509,198	123,506	1,317,301
Accumulated impairment losses	–	(257,053)	(121,603)	(378,656)

Balance as of March 31, 2015	$684,597	$252,145	$1,903	$938,645

Intangible Assets

During the quarter ended March 31, 2015, we recorded intangible assets of $34.3 million for a non-exclusive license to approximately 4,000 patent assets purchased by RPX, resulting from our agreement to participate in a syndicate of approximately 30 companies, including certain customers of ARRIS, to fund RPX Corporation’s (“RPX”) purchase of 4,000 patent assets from Rockstar Consortium and its subsidiaries (“Rockstar”). The license assets have a weighted average useful life of nine years at acquisition.

Note 4. Investments

ARRIS’s investments as of March 31, 2015 and December 31, 2014 consisted of the following (in thousands):

	As of March 31, 2015	As of December 31, 2014
Current Assets:
Available-for-sale securities	$129,073	$126,748

Noncurrent Assets:
Available-for-sale securities	7,078	8,631
Equity method investments	26,896	27,355
Cost method investments	15,511	15,161
Other investments	27,007	26,493

	76,492	77,640

Total	$205,565	$204,388

Available-for-sale securities – ARRIS’s investments in debt and marketable equity securities are categorized as available-for-sale and are carried at fair value. Realized gains and losses on available-for-sale securities are included in net income. Unrealized gains and losses on available-for-sale securities are included in our Consolidated Balance Sheets as a component of accumulated other comprehensive income (loss). Realized and unrealized gains and losses in total and by individual investment as of March 31, 2015 and December 31, 2014 were not material. The amortized cost basis of the Company’s available-for-sale securities approximates fair value.

The contractual maturities of the Company’s available-for-sale securities as of March 31, 2015 are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties (in thousands):

March 31, 2015
Within one year	$129,073
After one year through five years	3,054
After five years through ten years	–
After ten years	4,024

Total	$136,151

Other-than-temporary investment impairments – In making this determination, ARRIS evaluates its investments for any other-than-temporary impairment on a quarterly basis considering all available evidence, including changes in general market conditions, specific industry and individual entity data, the financial condition and the near-term prospects of the entity issuing the security, and the Company’s ability and intent to hold the investment until recovery. ARRIS concluded that no other-than-temporary impairment losses existed for the periods ended March 31, 2015 and 2014.

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

The following table presents the Company’s investment assets (excluding equity and cost method investments) measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015
	Level 1	Level 2	Level 3	Total
Certificates of deposit	$–	$64,197	$–	$64,197
Corporate bonds	–	38,083	–	38,083
Corporate obligations	–	47	–	47
Money markets	210	–	–	210
Mutual funds	29,984	–	–	29,984
Other investments	–	3,624	–	3,624
Interest rate derivatives – liability derivatives	–	(8,104)	–	(8,104)
Foreign currency contracts – asset position	–	10,592	–	10,592
Foreign currency contracts – liability position	–	(403)	–	(403)

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Certificates of deposit	$–	$63,171	$–	$63,171
Commercial paper	–	1,000	–	1,000
Corporate bonds	–	37,737	–	37,737
Short-term bond fund	29,708	–	–	29,708
Corporate obligations	–	46	–	46
Money markets	210	–	–	210
Mutual funds	133	–	–	133
Other investments	–	3,369	–	3,369
Interest rate derivatives – asset derivatives	–	1,416	–	1,416
Interest rate derivatives – liability derivatives	–	(6,414)	–	(6,414)
Foreign currency contracts – asset position	–	2,876	–	2,876
Foreign currency contracts – liability position	–	(201)	–	(201)

In addition to the financial instruments included in the above table, certain nonfinancial assets and liabilities are to be measured at fair value on a nonrecurring basis in accordance with applicable authoritative guidance. This includes items such as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and nonfinancial long-lived asset groups measured at fair value for an impairment assessment. In general, nonfinancial assets including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. As of March 31, 2015, the Company had not recorded any impairment related to such assets and had no other material nonfinancial assets or liabilities requiring adjustments or write-downs to their current fair value.

The Company believes the face value of the debt as of March 31, 2015 approximated the fair value because of interest-bearing rates that are adjusted periodically, analysis of recent market conditions, prevailing interest rates, and other Company specific factors. The Company has classified the debt as a Level 2 item within the fair value hierarchy.

Note 6. Derivative Instruments and Hedging Activities

ARRIS is exposed to financial market risk, primarily related to foreign currency and interest rates. These exposures are actively monitored by management. To manage the volatility relating to certain of these exposures, the Company enters into a variety of derivative financial instruments. Management’s objective is to reduce, where it is deemed appropriate to do so, fluctuations in earnings and cash flows associated with changes in foreign currency and interest rates. ARRIS’s policies and practices are to use derivative financial instruments only to the extent necessary to manage exposures. ARRIS does not hold or issue derivative financial instruments for trading or speculative purposes.

The Company records all derivatives on the balance sheet at fair value.

In April 2013, ARRIS entered into senior secured credit facilities having variable interest rates with Bank of America, N.A. and various other institutions, which are comprised of (i) a “Term Loan A Facility” of $1.1 billion, (ii) a “Term Loan B Facility” of $825 million and (iii) a “Revolving Credit Facility” of $250 million. In July 2013, ARRIS entered into six $100.0 million interest rate swap arrangements, which effectively converted $600.0 million of the Company’s variable-rate debt based on one-month LIBOR to an aggregate fixed rate of approximately 3.15% as of March 31, 2015. This fixed rate could vary up by 50 basis points based on future changes to the Company’s net leverage ratio. Each of these swaps matures on December 29, 2017. ARRIS has designated these swaps as cash flow hedges, and the objective of these hedges is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.

The Company has U.S. dollar functional currency entities that bill certain international customers in their local currency and foreign functional currency entities that procure in U.S. dollars. ARRIS also has certain predictable expenditures for international operations in local currency. Additionally, certain intercompany transactions are denominated in foreign currencies and subject to revaluation. To mitigate the volatility related to fluctuations in the foreign exchange rates, ARRIS has entered into various foreign currency contracts. As of March 31, 2015, the Company had option collars with notional amounts totaling 75 million euros which mature throughout 2015 and 2016, forward contracts with a total notional amount of 70 million Australian dollars which mature throughout 2015 and 2016, forward contracts with a notional amount of 25 million euros which mature throughout 2015 and 2016 and a forward contract with a notional amount of 5 million British pounds which matures in the second quarter of 2015.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2015 and 2014, the Company did not have expenses related to hedge ineffectiveness in earnings.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest accrues on the Company’s variable-rate debt. Over the next 12 months, the Company estimates that an additional $6.3 million may be reclassified as an increase to interest expense.

The table below presents the pre-tax impact the Company’s derivative financial instruments had on the Accumulated Other Comprehensive Income and Statement of Operations for the three months ended March 31, 2015 and 2014 (in thousands):

	Three months ended March 31,

	2015	2014
Loss Recognized in OCI on Derivative (Effective Portion)	$(4,944)	$(2,016)
Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Interest expense	Interest expense
Amounts Reclassified from Accumulated OCI into Income (Effective Portion)	$1,838	$1,853

The following table indicates the location on the Consolidated Balance Sheets in which the Company’s derivative assets and liabilities have been recognized, the fair value hierarchy level applicable to each derivative type and the related fair values of those derivatives of March 31, 2015 and December 31, 2014 were as follows (in thousands):

	As of March 31, 2015		As of December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Foreign exchange contracts – asset derivatives	Other current assets	$10,592	Other current assets	$2,876

Foreign exchange contracts – liability derivatives	Other accrued liabilities	403	Other accrued liabilities	201

Derivatives designated as hedging instruments:
Interest rate derivatives – asset derivatives	Other assets	$–	Other assets	$1,416

Interest rate derivatives – liability derivatives	Other accrued liabilities	6,329	Other accrued liabilities	$6,414

Interest rate derivatives – liability derivatives	Other long-term liabilities	1,775	Other long-term liabilities	–

The change in the fair values of ARRIS’s derivative instruments recorded in the Consolidated Statements of Operations during the three months ended March 31, 2015 and 2014 were as follows (in thousands):

		Three Months Ended March 31,
	Statement of Operations Location	2015	2014
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Gain on foreign currency	$10,309	$–

Derivatives designated as hedging instruments:
Interest rates derivatives	Interest expense	$1,838	$1,853

Credit-risk-related Contingent Features

ARRIS has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of March 31, 2015 and March 31, 2014, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $8.3 million and $4.2 million, respectively. As of March 31, 2015, the Company has not posted any collateral related to these agreements nor has it required any of its counterparties to post collateral related to these or any other agreements.

Note 7. Pension Benefits

Components of Net Periodic Pension Cost (in thousands):

	Three Months Ended March 31,
	2015	2014
Interest cost	$429	$446
Expected return on plan assets	(210)	(219)
Amortization of net loss	209	76

Net periodic pension cost	$428	$303

Employer Contributions

No minimum funding contributions are required in 2015 under the Company’s defined benefit plan. The Company has established two rabbi trusts to fund the Company’s pension obligations under the non-qualified plan of the Chief Executive Officer and certain executive officers. The balance of these rabbi trust assets as of March 31, 2015 was approximately $20.7 million and is included in Investments on the Consolidated Balance Sheets.

Note 8. Product Warranties

ARRIS provides warranties of various lengths to customers based on the specific product and the terms of individual agreements. The Company provides for the estimated cost of product warranties based on historical trends, the embedded base of product in the field, failure rates, and repair costs at the time revenue is recognized. Expenses related to product defects and unusual product warranty problems are recorded in the period that the problem is identified. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers, the estimated warranty obligation could be affected by changes in ongoing product failure rates, material usage and service delivery costs incurred in correcting a product failure, as well as specific product failures outside of ARRIS’s baseline experience. If actual product failure rates, material usage or service delivery costs differ from estimates, revisions (which could be material) would be recorded to the warranty liability.

The Company offers extended warranties and support service agreements on certain products. Revenue from these agreements is deferred at the time of the sale and recognized on a straight-line basis over the contract period. Costs of services performed under these types of contracts are charged to expense as incurred, which approximates the timing of the revenue stream.

Information regarding the changes in ARRIS’s aggregate product warranty liabilities for the three months ended March 31, 2015 was as follows (in thousands):

Balance at December 31, 2014	$74,320
Accruals related to warranties (including changes in assumptions)	4,851
Settlements made (in cash or in-kind)	(14,121)

Balance at March 31, 2015	$65,050

Note 9. Inventories

The components of inventory were as follows, net of reserves (in thousands):

	March 31,	December 31,
	2015	2014
Raw material	$77,037	$61,068
Work in process	3,640	6,713
Finished goods	291,702	333,384

Total inventories, net	$372,379	$401,165

Note 10. Property, Plant and Equipment

Property, plant and equipment, at cost, consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
Land	$68,562	$87,952
Building and leasehold improvements	134,552	141,581
Machinery and equipment	405,224	402,709

	608,338	632,242
Less: Accumulated depreciation	(282,611)	(265,811)

Total property, plant and equipment, net	$325,727	$366,431

During the quarter ended March 31, 2015, the Company recorded proceeds of $25.0 million from the sale of land and building associated with its San Diego campus facilities, resulting in a loss of $5.3 million as of the closing. (See Note 11 – Leases)

Note 11. Leases

Sale-leaseback of San Diego Office Complex:

As of March 31, 2015, the Company sold its San Diego office complex consisting of land and buildings with a net book value of $71.0 million, for total consideration of $85.5 million. The Company concurrently entered into a leaseback arrangement for two buildings on the San Diego campus (“Building 1” and “Building 2”), with an initial leaseback term of ten years for Building 1 and a maximum term of one year for Building 2. The Company determined that the sale-leaseback of Building 1 did not qualify for sale-leaseback accounting due to continuing involvement that will exist for the 10-year lease term. Accordingly, the carrying amount of Building 1 will remain on the Company’s balance sheet and will be depreciated over its remaining useful life with the proceeds reflected as a financing obligation.

At March 31, 2015, the minimum lease payments required on the financing obligation were as follows (in thousands):

2015 (for the remaining nine months)	$2,618
2016	4,016
2017	4,136
2018	4,260
2019	4,388
Thereafter through 2025	25,277

Total minimum lease payments	$44,695

The Company concluded that Building 2 qualified for sale-leaseback accounting with the subsequent leaseback classified as an operating lease. A loss of $5.3 million was recorded at the closing of the transaction.

Note 12. Indebtedness

Senior Secured Credit Facilities

In April 2013, ARRIS entered into senior secured credit facilities with Bank of America, N.A. and various other institutions, which are comprised of (i) a “Term Loan A Facility” of $1.1 billion, (ii) a “Term Loan B Facility” of $825 million and (iii) a “Revolving Credit Facility” of $250 million. The Term Loan A Facility and the Revolving Credit Facility have terms of five years. The Term Loan B Facility has a term of seven years. Interest rates on borrowings under the senior secured credit facilities are set forth in the table below. As of March 31, 2015, ARRIS had $1,533.8 million face value outstanding under the Term Loan A and Term Loan B Facilities, no borrowings under the Revolving Credit Facility and letters of credit totaling $2.5 million issued under the Revolving Credit Facility.

	Rate	As of March 31, 2015
Term Loan A	LIBOR + 1.75%	1.93%
Term Loan B	LIBOR(1) + 2.50%	3.25%
Revolving Credit Facility(2)	LIBOR + 1.75%	Not Applicable

(1)	Includes LIBOR floor of 0.75%
(2)	Includes unused commitment fee of 0.35% and letter of credit fee of 1.75% not reflected in interest rate above.

Borrowings under the senior secured credit facilities are secured by first priority liens on substantially all of the assets of ARRIS and certain of its present and future subsidiaries who are or become parties to, or guarantors under, the credit agreement governing the senior secured credit facilities (the “Credit Agreement”). The Credit Agreement provides terms for mandatory prepayments and optional prepayments and commitment reductions. The Credit Agreement also includes events of default, which are customary for facilities of this type (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all amounts outstanding under the credit facilities may be accelerated. The Credit Agreement contains usual and customary limitations on indebtedness, liens, restricted payments, acquisitions and asset sales in the form of affirmative, negative and financial covenants, which are customary for financings of this type, including the maintenance of a minimum interest coverage ratio and a maximum leverage ratio of 3.50:1. As of March 31, 2015, ARRIS was in compliance with all covenants under the Credit Agreement.

The Credit Agreement provides for certain step downs in the interest rates paid on the Term Loan A, Term Loan B and Revolving Credit Facility upon achievement of tiered lowered leverage ratios. As of March 31, 2015, there are no further interest rate decreases available to ARRIS in the current Credit Agreement.

During the three months ended March 31, 2015, the Company made mandatory prepayments of approximately $13.8 million related to the senior secured credit facilities.

As of March 31, 2015, the face value of contractual debt obligations for the next five years is as follows (in thousands):

2015	$61,875
2016	103,125
2017	110,000
2018	715,000
2019	-
thereafter	543,813

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

•

Network & Cloud (“N&C”) – The N&C segment’s product lines cover all components required by facility-based Service Providers to construct a state-of-the-art residential and metro distribution network. For Cable providers this includes Hybrid Fiber Coax equipment, edge routers, metro Wi-Fi, video management, storage, and distribution equipment. For Telco providers this includes fiber-based and copper-based broadband transmission equipment. In addition, the portfolio includes an advanced video headend management system for both legacy MPEG/DVB systems as well as full IP Video systems. Finally, the portfolio also includes full support for advanced multi-screen video management, protection, monetization and delivery, and a suite of products for performance management, configuration, and surveillance.

These operating segments were determined based on the nature of the products and services offered. The measures that are used to assess the reportable segment’s operating performance are sales and direct contribution. A measure of assets is not applicable, as segment assets are not regularly reviewed by the CODM for evaluating performance or allocating resources.

The table below presents information about the Company’s reportable segments for the three months ended March 31, 2015 and 2014 (in thousands):

	Reportable Segments
	Network & Cloud		CPE		Other		Consolidated
For the three months ended March 31,	2015	2014	2015	2014	2015	2014	2015	2014

Sales	$393,500	$331,570	$821,674	$893,601	$(16)	$(154)	$1,215,158	$1,225,017
Direct Contribution	94,203	65,364	151,452	191,787	(141,892)	(143,662)	103,763	113,489

Amortization of intangible assets					57,147	64,001	57,147	64,001
Integration, acquisition, restructuring & other					898	11,502	898	11,502

Operating income							45,718	37,986
Other expense							21,438	19,182

Income before income taxes							$24,280	$18,804

Note 14. Sales Information

ARRIS sells its products primarily in the United States. The Company’s international revenue is generated from Asia Pacific, Canada, Europe and Latin America. Sales to customers outside of United States were approximately 26.7% and 25.7% of total sales for the three months ended March 31, 2015 and 2014, respectively. International sales by region for the three months ended March 31, 2015 and 2014 were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Americas, excluding U.S. (1)	$204,858	$213,972
Asia Pacific	33,984	32,952
EMEA	85,561	67,445

Total international sales	$324,403	$314,369

(1)	Excludes U.S. sales of $890.8 million and $910.6 million for the three months ended March 31, 2015 and 2014, respectively.

Note 15. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014
Basic:
Net income	$19,126	$40,800

Weighted average shares outstanding	145,350	142,854

Basic earnings per share	$0.13	$0.29

Diluted:
Net income	$19,126	$40,800

Weighted average shares outstanding	145,350	142,854
Net effect of dilutive equity awards	3,636	4,298

Total	148,986	147,152

Diluted earnings per share	$0.13	$0.28

For the three months ended March 31, 2015, no outstanding equity-based awards were anti-dilutive. For the three months ended March 31, 2014, 10 thousand of the equity-based awards were excluded from the computation of diluted earnings per share shares because their effect would have been anti-dilutive. These exclusions are made if the exercise price of these equity-based awards is in excess of the average market price of the common stock for the period, or if the Company has net losses, both of which have an anti-dilutive effect.

During the three months ended March 31, 2015, the Company issued 0.8 million shares of its common stock related to stock option exercises and the vesting of restricted shares, as compared to 3.1 million shares for the twelve months ended December 31, 2014.

The Company has not paid cash dividends on its common stock since its inception.

Note 16. Income Taxes

Below is a summary of the components of the tax expense (benefit) in each period (in thousands, except for percentages):

	Three Months Ended March 31,
	2015			2014
	Income Before Tax	Income Tax Expense (Benefit)	Effective Tax Rate	Income Before Tax	Income Tax Expense (Benefit)	Effective Tax Rate
Non-discrete items	$24,280	$8,971	37.0%	$30,306	$10,826	35.7%
Discrete tax events -
Integration and acquisition costs	–	–		(11,502)	(4,393)
Change in state deferred rates	–	–		–	(5,744)
Change in valuation allowances	–	(3,817)		–	(18,163)
Other	–	–		–	(4,522)

Total	$24,280	$5,154	21.2%	$18,804	$(21,996)	(117.0%)

•

The change in the income tax expense (benefit) for the three month period ended March 31, 2015 compared to the three months period ended March 31, 2014, was due to the change in earnings from continuing operations, as a result of the Motorola Home acquisition that occurred on April 17, 2013 and its related significant, infrequent and unusual book charges, which occurred during 2014 and did not recur in 2015. The unusual book charges in 2014 were primarily attributable to restructuring, integration and other acquisition related items. Additionally, a benefit was recorded during the first quarter of 2015 for the release of $3.8 million of valuation allowances on capital loss carryforwards, which were utilized to offset capital gains generated by the taxable sale of real property in San Diego, California.

•	For the three month period ended March 31, 2015, the Company did not record any benefits attributed to U.S. federal research and development tax credits, as the tax credit was not reenacted.

The earnings from the Company’s non-U.S. subsidiaries are considered to be permanently invested outside of the United States. Accordingly, with the exception of Israel, no provision for U.S. federal and state income taxes on those non-U.S. earnings has been made in the accompanying consolidated financial statements. Any future distribution of these non-U.S. earnings may subject the Company to both U.S. federal and state income taxes, after reduction for foreign taxes credited.

Note 17. Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated other comprehensive income by component, net of taxes, for the three months ended March 31, 2015 and 2014 (in thousands):

	Available-for- sale securities	Change related to pension liability	Derivative instruments	Cumulative translation adjustments	Total
Balance as of December 31, 2014	$25	$(7,181)	$(3,166)	$(725)	$(11,047)
Other comprehensive (loss) income before reclassifications	9	-	(3,142)	(59)	(3,192)
Amounts reclassified from accumulated other comprehensive income (loss)	-	105	1,168	-	1,273

Net current-period other comprehensive income (loss)	9	105	(1,974)	(59)	(1,919)

Balance as of March 31, 2015	$34	$(7,076)	$(5,140)	$(784)	$(12,966)

	Available-for- sale securities	Change related to pension liability	Derivative instruments	Cumulative translation adjustments	Total
Balance as of December 31, 2013	$306	$(2,416)	$(2,541)	$(11)	$(4,662)
Other comprehensive (loss) income before reclassifications	(279)	-	(1,472)	(76)	(1,827)
Amounts reclassified from accumulated other comprehensive income (loss)	-	-	1,353	-	1,353

Net current-period other comprehensive income (loss)	(279)	-	(119)	(76)	(474)

Balance as of March 31, 2014	$27	$(2,416)	$(2,660)	$(87)	$(5,136)

Note 18. Repurchases of ARRIS Common Stock

The table below sets forth the purchases of ARRIS common stock for the quarter ended March 31, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
January 2015	249,918	$26.31	-	$169,630
February 2015	870,939	$28.70	870,939	$144,631
March 2015	638,684	$28.48	-	$144,631

(1)	Includes approximately 888,602 shares repurchased to satisfy tax withholding obligations that arose on the vesting of shares of restricted stock and restricted stock units.

The Company’s Board of Directors previously authorized share repurchase plans, in May 2011 and October 2012, pursuant to which we could purchase up to an aggregate of $300.0 million of our common stock. In connection with our acquisition of Motorola Home in 2013, we suspended making any repurchases under the approved plans, but the plans were not terminated and have not expired.

During the first quarter of 2015, ARRIS repurchased 0.9 million shares of the Company’s common stock at an average price of $28.70 per share, for an aggregate consideration of approximately $25.0 million. The remaining authorized amount for stock repurchases under this plan was $144.6 million as of March 31, 2015, and will expire when the Company has used all authorized funds for repurchase.

Note 19. Commitments and Contingencies

Bank Guarantees:

The Company has outstanding bank guarantees, of which certain amounts are collateralized by restricted cash. As of March 31, 2015, the restricted cash associated with the outstanding bank guarantee was $1.4 million which is reflected in Other Assets on the Consolidated Balance Sheets.

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

Due to the nature of the Company’s business, it is subject to patent infringement claims, including current suits against it or one or more of its wholly-owned subsidiaries, or one or more of our customers who may seek indemnification from us, alleging infringement by various Company products and services. The Company believes that it has meritorious defenses to the allegation made in its pending cases and intends to vigorously defend these lawsuits; however, it is currently unable to determine the ultimate outcome of these or similar matters. Accordingly, with respect to these proceedings, we are currently unable to reasonably estimate the possible loss or range of possible losses. In addition, the Company is a defendant in various litigation matters generally arising out of the normal course of business. (See Part II, Item 1 “Legal Proceedings” for additional details)

Note 20. Subsequent Events

Pending Pace plc Acquisition

On April 22, 2015, the Company and Pace plc (“Pace”) announced that they have agreed that ARRIS will acquire Pace for aggregate stock and cash consideration valued at $2.1 billion as of April 21, 2015. The cash portion will be funded through a combination of cash on hand and debt. As described below, ARRIS has secured a fully committed facility to meet the funding requirements. The completion of the acquisition remains conditional upon, among other things, the approval of both the ARRIS and Pace stockholders and receipt of necessary regulatory approvals.

The transaction will result in the formation of a new holding company, which will be incorporated in the U.K., and its operational and worldwide headquarters will be in Suwanee, GA USA. The stock of the new holding company is expected to be listed on the NASDAQ stock exchange under the ticker ARRS.

Credit Facility

In connection with the announcement of the Pace Acquisition, ARRIS and certain of its subsidiaries entered into a new credit facility (the “New Credit Agreement”) with Bank of America, N.A., as administrative agent, swing line lender and letter of credit lender. The new credit facility, which will provide the funds necessary to complete the Pace acquisition and, if the Pace acquisition is completed, will replace ARRIS’s existing credit agreement dated as of March 27, 2013, as amended (the “Existing Credit Agreement”), is comprised of (i) a Revolving Credit Facility of up to $250 million, (ii) a Term Loan A Facility in an amount equal to the outstanding principal amount of the Term A Loans outstanding under the Existing Credit Agreement on the closing date of the Pace acquisition, (iii) a Term Loan B Facility in an amount equal to the outstanding principal amount of the Term B Loans outstanding under the Existing Credit Agreement on the closing date of the Pace acquisition and (iv) a Term A-1 Loan Facility of up to $800 million. The Revolving Credit Facility and Term Loan A Facility will mature on April 17, 2018. The Term Loan B Facility will mature on April 17, 2020. The Term A-1 Loan Facility has a term of five years.

Borrowings under the new credit facility will be secured by first priority liens on substantially all of the assets of ARRIS, the new holding company and certain of its present and future subsidiaries. The New Credit Agreement contains usual and customary limitations on indebtedness, liens, restricted payments, acquisitions and asset sales in the form of affirmative, negative and financial covenants, which are customary for financings of this type, as well as customary events of default.

Completion of ActiveVideo Acquisition

On April 30, 2015, the Company and Charter Communications, Inc. completed the previously announced acquisition of ActiveVideo Networks, Inc. (“AVN”) through a newly formed joint-venture between ARRIS and Charter. The Company owns 65% of the joint venture. Total consideration for the acquisition was approximately $135 million, which was funded by ARRIS and Charter in proportion to their equity ownership percentage. AVN, headquartered in San Jose, California, is a software company that leverages cloud-based technology to enhance and accelerate the deployment of advanced interactive TV features on a broad range of CPE devices, including cable and IPTV set top boxes, as well as connected consumer electronic devices.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

ARRIS is a global provider of entertainment and communications solutions. We are headquartered in Suwanee, Georgia. We operate in two business segments: Customer Premises Equipment and Network & Cloud. We enable service providers including cable, telephone, and digital broadcast satellite operators and media programmers to deliver media, voice, and IP data services to their subscribers. We are a leader in set tops, digital video and Internet Protocol Television distribution systems, broadband access infrastructure platforms, and associated data and voice CPE, which we also sell directly to consumers through retail channels. Our solutions are complemented by a broad array of services including technical support, repair and refurbishment, and system design and integration.

Business and Financial Highlights

Business Highlights

•	Two acquisitions were announced in April 2015:
—	The formation of new joint venture with Charter Communications to acquire ActiveVideo Networks, Inc., which was completed on April 30, 2015.
—	A deal to acquire Pace to expand our product offerings, scale and international reach.
•	As anticipated, revenue was down 1% from first quarter of 2014.

CPE Segment

•	Sales and direct contribution decreased by 8% and 21% respectively year-over-year. Sequential sales consistent with prior quarter results; direct contribution decreased by 9%.
•	Maintained momentum in cable-related devices, including both broadband and video CPE product categories.
•

Furthered video gateway momentum surpassing 4 million total device shipments reflective of the industry’s ongoing migration towards new in-home gateway architectures. Extended our IPTV set top business in the EMEA region, including new customer wins.

•	Launched new 24-channel telephony & standalone gateway products with multiple customers.
•	Continued momentum towards gigabit speeds, including ARRIS’s next generation solutions, including 32-channel downstream and DOCSIS 3.1 gateways.

Network and Cloud Segment

•	Sales and direct contribution up 19% and 44% respectively year-over-year as operators continue to expand Broadband capacity and invest in CMTS and HFC infrastructure.
•

Sales and direct contribution down 10% and 26% respectively quarter-over-quarter with CMTS sales down moderately as compared to fourth quarter of 2014 levels, video systems and professional services seasonably lower.

•	Strong headend optics and fiber nodes sales.
•	Announced program win with Australia National Broadband Network to upgrade and expand nationwide cable broadband network.

Financial Highlights

•	Sales in the first quarter of 2015 were $1,215.2 million as compared to $1,225.0 million in the same period in 2014.
•	Gross margin percentage was 27.7% in the first quarter of 2015, which compares to 28.3% in the first quarter of 2014.

•

Total operating expenses (excluding amortization of intangible assets, integration, acquisition, restructuring charges and other costs) in the first quarter of 2015 were $232.8 million, as compared to $233.3 million in the same period last year.

•

We ended the first quarter of 2015 with $631.6 million of cash, cash equivalents, short-term and long-term marketable security investments. We used approximately $63.3 million of cash for operating activities in the first quarter of 2015.

•

We ended the first quarter of 2015 with outstanding debt of $1,533.8 million, at face value, the current portion of which is $82.5 million. We repaid $13.8 million of our Term Loans in the first quarter of 2015.

•	During the first quarter of 2015, we used $25.0 million of cash to repurchase 871 thousand shares of our common stock at an average price of $28.70 per share.

Non-GAAP Measures

As part of our ongoing review of financial information related to our business, we regularly use non-GAAP measures, in particular non-GAAP earnings per share, as we believe they provide a meaningful insight into our business and trends. We also believe that these non-GAAP measures provide readers of our financial statements with useful information and insight with respect to the results of our business. However, the presentation of non-GAAP information is not intended to be considered in isolation or as a substitute for results prepared in accordance with GAAP. Below are tables for the three months ended March 31, 2015 and 2014 which detail and reconcile GAAP and non-GAAP earnings per share (in thousands, except per share data):

	For the Three Months Ended March 31, 2015

	Sales	Gross Margin	Operating Expense	Operating Income	Other (Income) Expense	Income Tax Expense (Benefit)	Net Income (Loss)

Amounts in accordance with GAAP	$1,215,158	$336,556	$290,838	$45,718	$21,438	$5,154	$19,126
Stock compensation expense	-	1,791	(12,183)	13,974	-	-	13,974
Amortization of intangible assets	-	-	(57,147)	57,147	-	-	57,147
Acquisition costs, restructuring, and integration costs	-	-	(898)	898	-	-	898
Loss on sale of building	-	-	-	-	(5,142)	-	5,142
Net tax items	-	-	-	-	-	30,533	(30,533)

Non-GAAP amounts	$1,215,158	$338,347	$220,610	$117,737	$16,296	$35,687	$65,754

GAAP net income per share - diluted							$0.13

Non-GAAP net income per share - diluted							$0.44

Weighted average common shares - basic							145,350

Weighted average common shares - diluted							148,986

	For the Three Months Ended March 31, 2014

	Sales	Gross Margin	Operating Expense	Operating Income	Other (Income) Expense	Income Tax Expense (Benefit)	Net Income (Loss)

Amounts in accordance with GAAP	$1,225,017	$346,774	$308,788	$37,986	$19,182	$(21,996)	$40,800
Acquisition accounting impacts related to deferred revenue	206	199	-	199	-	-	199
Stock compensation expense	-	1,275	(9,758)	11,033	-	-	11,033
Amortization of intangible assets	-	-	(64,001)	64,001	-	-	64,001
Acquisition costs, restructuring, and integration costs	-	-	(11,502)	11,502	-	-	11,502
Net tax items	-	-	-	-	-	58,850	(58,850)

Non-GAAP amounts	$1,225,223	$348,248	$223,527	$124,721	$19,182	$36,854	$68,685

GAAP net income per share - diluted							$0.28

Non-GAAP net income per share - diluted							$0.47

Weighted average common shares - basic							142,854

Weighted average common shares - diluted							147,152

In managing and reviewing our business performance, we exclude a number of items required by GAAP. Management believes that excluding these items is useful in understanding the trends and managing our operations. We provide these supplemental non-GAAP measures to assist the investment community to see ARRIS through the “eyes of management,” and therefore enhance understanding of ARRIS’s operating performance. Non-GAAP financial measures should be viewed in addition to, and not as an alternative to, the Company’s reported results prepared in accordance with GAAP. Our non-GAAP financial measures reflect adjustments based on the following items, as well as the related income tax effects:

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

Amortization of Intangible Assets: We have excluded the effect of amortization of intangible assets acquired in business combination in calculating our non-GAAP operating expenses and net income (loss) measures. Amortization of intangible assets is non-cash, and is significantly affected by the timing and size of our acquisitions. Investors should note that the use of intangible assets contributed to our revenues earned during the periods presented and will contribute to our future period revenues as well. Amortization of intangible assets will recur in future periods.

Integration, Acquisition, Restructuring and Other Costs: We have excluded the effect of acquisition, integration, and other expenses and the effect of restructuring expenses in calculating our non-GAAP operating expenses and net income measures. We incurred significant expenses in connection with our acquisitions, which we generally would not otherwise incur in the periods presented as part of our continuing operations. Acquisition and integration expenses consist of transaction costs, costs for transitional employees, other acquired employee related costs, and integration related outside services. Restructuring expenses consist of employee severance, abandoned facilities, and other exit costs. Additionally, we have excluded the effect of a loss on the sale of a product line in calculating our non-GAAP operating expenses and net income measures. We believe it is useful to understand the effects of these items on our total operating expenses.

Loss on Sale of Building: In the first quarter of 2015, the Company sold land and a building that qualified for sale-leaseback accounting and was classified as an operating lease. A loss has been recorded on the sale. We have excluded the effect of the loss on sale of property in calculating our non-GAAP financial measures. We believe it is useful to understand the effect of excluding this item when evaluating our ongoing performance.

Net Tax Items: We have excluded the tax effect of the non-GAAP items mentioned above. Additionally, we have excluded the effects of certain tax adjustments related to state valuation allowances, research and development tax credits and provision to return differences.

Comparison of Operations for the Three Months Ended March 31, 2015 and 2014

Net Sales

The table below sets forth our net sales for the three months ended March 31, 2015 and 2014, for each of our segments (in thousands):

	Net Sales
	Three Months Ended March 31,		Increase (Decrease) 2015 vs. 2014
	2015	2014	$	%

Business Segment:
CPE	$821,674	$893,601	$(71,927)	(8.0)%
N&C	393,500	331,570	61,930	18.7%
Other	(16)	(154)	138	89.6%

Total sales	$1,215,158	$1,225,017	$(9,859)	(0.8)%

The table below sets forth our domestic and international sales for the three months ended March 31, 2015 and 2014 (in thousands):

	Net Sales
	Three Months Ended March 31,		Increase (Decrease) 2015 vs. 2014
	2015	2014	$	%
Domestic	$890,755	$910,648	$(19,893)	(2.2)%
International
Americas, excluding U.S.	204,858	213,972	(9,114)	(4.3)%
Asia Pacific	33,984	32,952	1,032	3.1%
EMEA	85,561	67,445	18,116	26.9%

Total international	324,403	314,369	10,034	3.2%

Total	$1,215,158	$1,225,017	$(9,859)	(0.8)%

Customer Premises Equipment Net Sales 2015 vs. 2014

During the three months ended March 31, 2015, sales in the CPE segment decreased $71.9 million, or approximately 8.0%, as compared to the same period in 2014. The decrease is primarily attributable to lower cable set top volumes as standalone HD set top deployments declined. In certain situations, these were volumes related to all-digital upgrade efforts which have subsequently completed.

Network and Cloud Net Sales 2015 vs. 2014

During the three months ended March 31, 2015, sales in the N&C segment increased $61.9 million, or approximately 18.7%, as compared to the same period in 2014. The increase in sales is primarily the result of the continued expansion of broadband capacity and investment in CMTS and HFC infrastructure.

Gross Margin

The table below sets forth our gross margin for the three months ended March 31, 2015 and 2014 (in thousands, except percentages):

	Gross Margin
	Three Months Ended March 31,		Increase (Decrease) 2015 vs. 2014
	2015	2014	$	Change
Gross margin dollars	$336,556	$346,774	$(10,218)	(2.9)%
Gross margin percentage	27.7%	28.3%		(0.6)

During the three months ended March 31, 2015, gross margin dollars and gross margin percentage decreased as compared to the same period in 2014. Decrease in gross margin dollars is primarily the result of the lower sales. The decrease in gross margin percentage is the result of product mix.

Operating Expenses

The table below provides detail regarding our operating expenses (in thousands):

	Operating Expenses
	Three Months Ended March 31,		Increase (Decrease) 2015 vs. 2014
	2015	2014	$	%
Selling, general, and administrative	$100,324	$99,132	$1,192	1.2%
Research and development	132,469	134,153	(1,684)	(1.3)%
Amortization of intangible assets	57,147	64,001	(6,854)	(10.7)%
Integration, acquisition, restructuring & other	898	11,502	(10,604)	(92.2)%

Total	$290,838	$308,788	$(17,950)	(5.8)%

Selling, General, and Administrative, or SG&A Expenses

The quarter over quarter increase in SG&A expenses primarily reflect higher sales and marketing costs offset by lower variable compensation costs.

Research & Development, or R&D, Expenses

Included in our R&D expenses are costs directly associated with our development efforts (people, facilities, materials, etc.) and reasonable allocations of our information technology and corporate facility costs. The year over year change was insignificant.

Integration, Acquisition, Restructuring and Other Costs

During the three months ended March 31, 2015 and 2014, we recorded integration, acquisition, restructuring, and other costs of $0.9 million and $11.5 million, respectively. The decline year over year, primarily related to integration related outside services and legal fees incurred in 2014 related to the acquisition of Motorola Home.

Amortization of Intangibles

Our intangible amortization expense relates to finite-lived intangible assets acquired in business combinations or acquired individually. Intangibles amortization expense for the three months ended March 31, 2015 and 2014 was $57.1 million and $64.0 million, respectively.

Direct Contribution

The table below sets forth our direct contribution for the three months ended March 31, 2015 and 2014, for each of our segments (in thousands):

	Direct Contribution
	Three Months Ended March 31,		Increase (Decrease) 2015 vs. 2014
	2015	2014	$	%
Business Segment:
CPE	$151,452	$191,787	$(40,335)	(21.0)%
N&C	94,203	65,364	28,839	44.1%
Other	(141,892)	(143,662)	1,770	1.2%

Total	$103,763	$113,489	$(9,726)	(8.6)%

Customer Premises Equipment Direct Contribution 2015 vs. 2014

During the three months ended March 31, 2015, CPE segment direct contribution decreased by approximately $40.3 million, or 21.0%, as compared to the same period in 2014. The direct contribution is impacted by lower sales, mix and the higher logistics costs.

Network and Cloud Direct Contribution 2015 vs. 2014

During the three months ended March 31, 2015, direct contribution in our N&C segment increased by approximately $28.8 million or 44.1% as compared to the same period in 2014. The increase is primarily attributable to higher sales.

Other Expense (Income)

Interest Expense

Interest expense for the three months ended March 31, 2015 and 2014 was $13.4 million and $16.6 million respectively. Interest expense reflects the amortization of deferred finance fees, the debt discount for the term loans and interest paid on notes and term loans and other debt obligations. Interest expense declined as a result of lower debt year over year.

Interest Income

Interest income during the three months ended March 31, 2015 and 2014 was $0.7 million and $0.6 million, respectively. The income reflects interest earned on cash, cash equivalents, short-term and long-term marketable security investments.

Loss (Gain) on Foreign Currency

During the three months ended March 31, 2015 and 2014, we recorded a foreign currency loss (gain) of approximately $20 thousand and $(0.7) million, respectively. We have US dollar functional currency entities that bill certain international customers in their local currency. Additionally, certain intercompany transactions created in conjunction with the Motorola Home acquisition are denominated in foreign currencies and subject to revaluation. To mitigate the volatility related to fluctuations in the foreign exchange rates, we may enter into various foreign currency contracts. The loss (gain) on foreign currency is driven by the fluctuations in the foreign currency exchange rates.

Loss (Gain) on Investments

From time to time, we hold certain investments in the common stock of private and publicly-traded companies, a number of non-marketable equity securities, and investments in rabbi trusts associated with our deferred compensation plans and certain investments in limited liability companies and partnerships that are accounted for using the equity method of accounting. As such our equity portion in current earnings of such companies is included in the loss (gain) on investments.

During the three months ended March 31, 2015 and 2014, we recorded net losses related to these investments of $1.7 million.

Other Expense, net

Other expense, net for the three months ended March 31, 2015 and 2014 was $7.1 million and $2.2 million, respectively. During the quarter ended March 31, 2015, the Company recorded a loss of $5.3 million from the sale of land and building associated with its San Diego campus facilities.

Income Tax Expense

For the three month period ended March 31, 2015, we recorded income tax expense of $5.2 million as compared to an income tax benefit of $22.0 million, in the same period in 2014. The change in the income tax expense for the three month period ended March 31, 2015, compared to the three month period ended March 31, 2014, was primarily due to the change in earnings from continuing operations, as a result of the Motorola Home acquisition that occurred on April 17, 2013 and its related significant, infrequent and unusual book charges, which occurred during 2014 and did not recur in 2015. Additionally, there was a benefit recorded during the first quarter of 2015 for the release of $3.8 million of valuation allowances on capital loss carryforwards, which were utilized to offset capital gains generated by the taxable sale of real property in San Diego, California. The company has not yet recorded the favorable impact which will result from U.S. federal research and development tax credits, as the credit has not yet been reenacted for the 2015 tax year.

Subsequent Events:

Pending Pace plc Acquisition

On April 22, 2015, ARRIS and Pace announced that they have agreed that ARRIS will acquire Pace for aggregate stock and cash consideration valued at $2.1 billion as of April 21, 2015. The cash portion will be funded through a combination of cash on hand and debt. As described below, ARRIS has secured a fully committed facility to meet the funding requirements. The completion of the acquisition remains conditional upon, among other things, the approval of both the ARRIS and Pace stockholders and receipt of necessary regulatory approvals.

The transaction will result in the formation of a new holding company, which will be incorporated in the U.K., and its operational and worldwide headquarters will be in Suwanee, GA USA. The stock of the new holding company is expected to be listed on the NASDAQ stock exchange under the ticker ARRS.

Credit Facility

In connection with the announcement of the Pace Acquisition, ARRIS and certain of its subsidiaries entered into a new credit facility (the “New Credit Agreement”) with Bank of America, N.A., as administrative agent, swing line lender and letter of credit lender. The new credit facility, which will provide the funds necessary to complete the Pace acquisition and, if the Pace acquisition is completed, will replace ARRIS’s existing credit agreement dated as of March 27, 2013, as amended (the “Existing Credit Agreement”), is comprised of (i) a Revolving Credit Facility of up to $250 million, (ii) a Term Loan A Facility in an amount equal to the outstanding principal amount of the Term A Loans outstanding under the Existing Credit Agreement on the closing date of the Pace acquisition, (iii) a Term Loan B Facility in an amount equal to the outstanding principal amount of the Term B Loans outstanding under the Existing Credit Agreement on the closing date of the Pace acquisition and (iv) a Term A-1 Loan Facility of up to $800 million. The Revolving Credit Facility and Term Loan A Facility will mature on April 17, 2018. The Term Loan B Facility will mature on April 17, 2020. The Term A-1 Loan Facility has a term of five years.

Borrowings under the new credit facility will be secured by first priority liens on substantially all of the assets of ARRIS, the new holding company and certain of its present and future subsidiaries. The New Credit Agreement contains usual and customary limitations on indebtedness, liens, restricted payments, acquisitions and asset sales in the form of affirmative, negative and financial covenants, which are customary for financings of this type, as well as customary events of default.

Completion of ActiveVideo Acquisition

On April 30, 2015, ARRIS and Charter Communications, Inc. completed the previously announced acquisition of ActiveVideo Networks, Inc. (“AVN”) through a newly formed joint-venture between ARRIS and Charter. ARRIS owns 65% of the joint venture. Total consideration for the acquisition was approximately $135 million, which was funded by ARRIS and Charter in proportion to their equity ownership percentage. AVN, headquartered in San Jose, California, is a software company that leverages cloud-based technology to enhance and accelerate the deployment of advanced interactive TV features on a broad range of CPE devices, including cable and IPTV set top boxes, as well as connected consumer electronic devices.

Financial Liquidity and Capital Resources

One of our key strategies remains maintaining and improving our capital structure. The key metrics we focus on are summarized in the table below:

Liquidity & Capital Resources Data

	Three Months Ended March 31,
	2015	2014
	(in thousands, except DSO and turns)
Key Working Capital Items
Cash (used in) provided by operating activities	$(63,263)	$26,993
Cash, cash equivalents, and short-term investments	$628,555	$521,525
Long-term U.S. corporate bonds	$3,054	$–
Accounts receivable, net	$819,918	$714,072
Days Sales Outstanding	53	50
Inventory	$372,379	$286,058
Inventory turns	9.1	11.4

Key Financing Items
Term loans at face value	$1,533,813	$1,738,813
Lease financing obligation	$59,860	$–
Cash used for debt repayment	$13,750	$13,750
Cash used for shares repurchases	$24,999	$–

Key Investing Items
Capital Expenditures	$10,919	$12,924

Overview

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

Accounts receivable at the end of the first quarter of 2015 increased as compared to 2014, primarily as a result of payment patterns of our customers and timing of shipments to customers.

Inventory increased in 2015 as compared to 2014. The increase in inventory was primarily as a result of timing of customer requirements. Inventory turns were 9.1 in 2015 as compared to 11.4 in the same period of 2014.

Term Debt Repayments

In the first quarter of 2015, we repaid $13.8 million of our term debt.

Lease Financing Obligation

In the first quarter of 2015, we sold our San Diego office complex consisting of land and buildings. We concurrently entered into a leaseback arrangement for two of the buildings (Building 1 and Building 2). One of the buildings (Building 1) did not qualify for sale-leaseback accounting due to continuing involvement that will exist for the 10-year lease term. Accordingly, the carrying value of Building 1 will remain on the Company’s balance sheet and will be depreciated over the ten-year lease period with the proceeds reflected as a financing obligation.

Common Share Repurchases

During the first quarter of 2015, we repurchased 0.9 million shares of our common stock for $25.0 million at an average stock price of $28.70.

Summary of Current Liquidity Position and Potential for Future Capital Raising

We believe our current liquidity position, where we have approximately $628.6 million of cash, cash equivalents, and short-term investments and $3.0 million of long-term marketable securities on hand as of March 31, 2015, together with approximately $247.5 million in availability under our new Revolving Credit Facility, together with the prospects for continued generation of cash from operations are adequate for our short- and medium-term business needs. Our cash, cash-equivalents and short-term investments as of March 31, 2015 include approximately $148.0 million held by foreign subsidiaries whose earnings we expect to reinvest indefinitely outside of the United States. We do not expect to need the cash generated by those foreign subsidiaries to fund our domestic operations. However, in the unforeseen event that we repatriate cash from those foreign subsidiaries, in excess of what is owed to the United States parent, we may be required to provide for and pay U.S. taxes on permanently repatriated funds.

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

Upon the closing of the Pace acquisition, we expect to be able to generate sufficient cash on a consolidated basis to make all of the principal and interest payments under our senior secured credit facilities, anticipated credit agreements, indentures and other instruments governing our indebtedness. Should our available funds be insufficient to support these initiatives or our operations, it is possible that we will raise capital through private or public, share or debt offerings.

Senior Secured Credit Facilities

We have senior secured credit facilities with Bank of America, N.A. and various other institutions, which are comprised of (i) a “Term Loan A Facility” of $1.1 billion, (ii) a “Term Loan B Facility” of $825 million and (iii) a “Revolving Credit Facility” of $250 million. The Term Loan A Facility and the Revolving Credit Facility have terms of five years. The Term Loan B Facility has a term of seven years. Interest rates on borrowings under the senior credit facilities are set forth in the table below. As of March 31, 2015, we had $1,533.8 million face value outstanding under the Term Loan A and Term Loan B Facilities, no borrowings under the Revolving Credit Facility and letters of credit totaling $2.5 million issued under the Revolving Credit Facility.

	Rate	As of March 31, 2015
Term Loan A	LIBOR + 1.75%	1.93%
Term Loan B	LIBOR(1) + 2.50%	3.25%
Revolving Credit Facility(2)	LIBOR + 1.75%	Not Applicable

(1)	Includes LIBOR floor of 0.75%
(2)	Includes unused commitment fee of 0.35% and letter of credit fee of 1.75% not reflected in interest rate above.

Borrowings under the senior secured credit facilities are secured by first priority liens on substantially all of our assets and certain of our present and future subsidiaries who are or become parties to, or guarantors under, the credit agreement governing the senior secured credit facilities (the “Credit Agreement”). The Credit Agreement contains usual and customary limitations on indebtedness, liens, restricted payments, acquisitions and asset sales in the form of affirmative, negative and financial covenants, which are customary for financings of this type, including the maintenance of a minimum interest coverage ratio and maximum leverage ratio of 3.50:1. As of March 31, 2015, we were in compliance with all covenants under the Credit Agreement.

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

As discussed above as part of subsequent events, in connection with the announcement of the Pace Acquisition, ARRIS and certain of its subsidiaries entered into a new credit facility (the “New Credit Agreement”) with Bank of America, N.A., as administrative agent, swing line lender and letter of credit lender.

It is our current intention to seek the consent of the lenders under the Existing Credit Agreement in order to amend and extend that facility to increase its size and extend its term, in which case the new holding company formed for the Pace Acquisition may use the proceeds from the Existing Credit Agreement, as so amended and extended (the “Amended Credit Agreement”) to fund the cash component of the Pace acquisition instead of borrowings under the New Credit Agreement.

Commitments

Our contractual obligations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014. There has been no material change to our contractual obligations during the first three months of 2015.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Sources and Uses of Cash

Below is a table setting forth the key line items of our Consolidated Statements of Cash Flows (in thousands):

	For the Three Months Ended March 31,
	2015	2014
Cash (used in) provided by
Operating activities	$(63,263)	$26,993
Investing activities	(18,289)	(22,972)
Financing activities	15,244	(5,752)

Net (decrease) increase in cash and cash equivalents	$(66,308)	$(1,731)

Operating Activities:

Below are the key line items affecting cash provided by operating activities (in thousands):

	For the Three Months Ended March 31,
	2015	2014
Net income	$19,126	$40,800
Adjustments to reconcile net income to cash provided by operating activities	67,119	80,610

Net income including adjustments	86,245	121,410
Increase in accounts receivable	(221,582)	(94,508)
Decrease in inventory	28,786	44,071
(Decrease) increase in accounts payable and accrued liabilities	56,688	(40,699)
All other – net	(13,400)	(3,281)

Cash (used in) provided by operating activities	$(63,263)	$26,993

Net income, including adjustments, as per the table above, decreased $35.2 million during the first three months of 2015 as compared to 2014.

Accounts receivable increased by $221.6 million during the first three months of 2015. These increases were primarily as a result of timing of our sales and payment patterns of our customers. Some international customers delayed payments as they dealt with exchange rate fluctuations.

Inventory decreased by $28.8 million during the first three months of 2015, reflecting robust demand for certain products in the first quarter of 2015.

Accounts payable and accrued liabilities increased by $56.7 million. The change was due to an increase in accounts payable due to the timing of payments and deferred revenue due to renewal of annual maintenance contracts which were partially offset by the payout of annual bonuses during the quarter.

All other accounts, net, includes the changes in other receivables, income taxes payable (recoverable), and prepaids. The other receivables represent amounts due from our contract manufacturers for material used in the assembly of our finished goods. The change in our income taxes recoverable account is a result of the timing of the actual estimated tax payments during the year as compared to the actual tax liability for the year. The net change during the first three months of 2015 was approximately $13.4 million.

Investing Activities:

Below are the key line items affecting investing activities (in thousands):

	For the Three Months Ended March 31,
	2015	2014
Purchases of property, plant and equipment	$(10,919)	$(12,924)
Purchases of investments	(11,063)	(21,240)
Sales of investments	10,169	11,175
Purchase of intangible assets	(34,340)	–
Proceeds from sale-leaseback transaction	24,960	–
Other, net	2,904	17

Cash provided by (used in) investing activities	$(18,289)	$(22,972)

Purchases of property, plant and equipment – Represents capital expenditures which are mainly for test equipment, laboratory equipment, and computing equipment.

Purchases and sales of investments – Represent purchases and sales of securities and other investments.

Purchase of intangible assets – Represent purchase of a non-exclusive license from our agreement to participate in a syndicate to fund RPX Corporation’s purchase of patent assets from Rockstar Consortium and its subsidiaries.

Proceeds from sale-leaseback transaction – Represent proceeds received from the sale of land and building that qualified for sale-leaseback accounting.

Other, net – Represent dividend proceeds received from equity investments in 2015 and cash proceeds received from sale of assets in 2014.

Financing Activities:

Below are the key line items affecting our financing activities (in thousands):

	For the Three Months Ended March 31,
	2015	2014
Payment of debt obligations	(13,750)	(13,750)
Proceeds from sale-leaseback financing transaction	58,729	–
Repurchase of common stock	(24,999)	–
Excess income tax benefits from stock-based compensation plans	16,437	10,457
Repurchase of shares to satisfy employee minimum tax withholdings	(21,194)	(6,239)
Proceeds from issuance of common stock	21	3,780

Cash provided by (used in) financing activities	$15,244	$(5,752)

Payment of Debt Obligations – Represents the payment of the term loans under the senior secured credit facilities.

Proceeds from financing transaction – Represents the portion of the sale of building that did not qualify for sale-leaseback accounting. As such the sale was recorded as a financing transaction that will be amortized over the ten year lease period.

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

We have certain international customers who are billed in their local currency and certain international operations that procure in U.S. dollars. We also have certain predicable expenditures for international operations in local currency. Additionally, certain intercompany transactions are denominated in foreign currencies and subject to revaluation. We use a hedging strategy and enter into forward or currency option contracts based on a percentage of expected foreign currency revenues and expenses. The percentage can vary, based on the predictability of the revenues denominated in the foreign currency.

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

We execute letters of credit and bank guarantees in favor of certain landlords, customers and vendors to guarantee performance on contracts. Certain financial instruments require cash collateral and these amounts are reported in Other Assets on the Consolidated Balance Sheets. As of March 31, 2015 and December 31, 2014, we had approximately $1.4 million outstanding of restricted cash.

Cash, Cash Equivalents, and Short-Term Investments

Our cash and cash equivalents (which are highly-liquid investments with remaining maturity at acquisition of three months or less) are primarily held in money market funds that pay either taxable or non-taxable interest. We hold short-term investments consisting of debt securities classified as available-for-sale, which are stated at estimated fair value. These debt securities consist primarily of commercial paper, certificates of deposits, and U.S. government agency financial instruments.

We hold cost method investments in private companies. These investments are recorded at $15.5 million and $15.2 million as of March 31, 2015 and December 31, 2014, respectively. See Note 5 of Notes to the Consolidated Financial Statements for disclosures related to the fair value of our investments.

We have two rabbi trusts that are used as funding vehicles for various deferred compensation plans that were available to certain current and former officers and key executives. We also have deferred retirement salary plans, which were limited to certain current or former officers of a business acquired in 2007. We hold investments to fund the liability.

ARRIS also funds its nonqualified defined benefit plan for certain executives in a rabbi trust.

Capital Expenditures

Capital expenditures are made at a level designed to support the strategic and operating needs of the business. ARRIS’s capital expenditures were $10.9 million in the first three months of 2015 as compared to $12.9 million in the first three months of 2014. Management expects to invest approximately $60 million in capital expenditures for the year 2015.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in our Form 10-K for the year ended December 31, 2014, as filed with the SEC. Our critical accounting estimates have not changed in any material respect during the three months ended March 31, 2015.

Forward-Looking Statements

Certain information and statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report, including statements regarding the proposed acquisition of Pace and other statements using terms such as “may,” “expect,” “anticipate,” “intend,” “estimate,” “believe,” “plan,” “continue,” “could be,” or similar variations or the negative thereof, constitute forward-looking statements with respect to the financial condition, results of operations, and business of ARRIS, including statements that are based on current expectations, estimates, forecasts, and projections about the markets in which we operate and management’s beliefs and assumptions regarding these markets. These and any other statements in this document that are not statements about historical facts are “forward-looking statements.” We caution investors that forward-looking statements made by us are not guarantees of future performance and that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. Important factors that could cause results or events to differ from current expectations are described in the risk factors set forth in Item 1A, Part II, “Risk Factors.” These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. In providing forward-looking statements, ARRIS expressly disclaims any obligation to update publicly or otherwise these statements, whether as a result of new information, future events or otherwise except to the extent required by law.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes with respect to the information appearing in Part II, Item 7A., “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

(b) Changes in Internal Control over Financial Reporting. Our principal executive officer and principal financial officer evaluated the changes in our internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded, except for the transition of IT systems discussed below, that there had been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Effective January 1, 2015, the Company transitioned to a company-wide common order management and supply chain process. The transition involved the migration of certain systems and processes to a single enterprise business software system which enables us to place and process customer orders more efficiently, thereby making it easier for our customers to do business with us. As part of this transition, the Company has enhanced certain existing internal controls to ensure the new system functions properly and may implement additional internal controls in the future.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We have been, and expect in the future to be, a party to various legal proceedings, investigations or claims. In accordance with applicable accounting guidance, we record accruals for certain of our outstanding legal proceedings when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. We evaluate, at least on a quarterly basis, developments in our legal proceedings or other claims that could affect the amount of any accrual, as well as any developments that would result in a loss contingency to become both probable and reasonably estimable. When a loss contingency is not both probable and reasonably estimable, we do not record a loss accrual.

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

AIP v. MSOs, C.A. 12-cv-01690 et al., District of Delaware. On December 11, 2012, AIP filed several suits against service providers alleging infringement of four U.S. patents. The complaint requests unspecified damages for infringement and injunction against future infringement. This case has been stayed pending Inter Partes Review at the United States Patent and Trademark Office. The Patent Trial and Appeals Board has ruled all claims of the patent are invalid. An appeal of the invalidity finding has been filed. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify one or more of the MSOs and/or pay damages for utilizing certain technology.

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

Bear Creek Technologies v. MSOs, C.A. 2:11-cv-00103, District of Delaware. On February 21, 2011, Bear Creek filed suit in the Eastern District of Virginia against MSOs, Telcos and other VoIP service providers for infringement of US Patent No. 7,889,722, relating to EMTAs. These cases were subsequently transferred to Delaware as part of a multi-district litigation transfer. Certain of our customers have requested that we provide indemnification. The complaint requests unspecified damages for past infringement and injunction against future infringement. This case has been stayed pending reexamination of the patent by the United States Patent and Trademark Office. All claims of the patent have been rejected in the re-exam and that rejection is currently under appeal by the patent owner. To date, no evidence of damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify the MSOs and/or pay damages for utilizing certain technology.

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

C-Cation v. ARRIS et al., C.A. 14-cv-00059, Eastern District of Texas. C.A. 14-cv-00295, District of Delaware. On February 4, 2014, C-Cation filed suit against TWC, ARRIS, Cisco and Casa alleging infringement of U.S. Patent No. 5,563,883 relating to channel management. On April 7, 2015, C-Cation filed an additional suit against several remaining MSOs alleging infringement of the same patent. ARRIS has filed an Inter Partes Review request on the remaining claims asserted in the litigation. The asserted patent expired in 2014 and complaint requests unspecified damages for past infringement. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to pay damages for utilizing certain technology.

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

Dragon Intellectual Property v. MSOs, C.A. 13-cv-02069; 13-cv-02063, etc., District of Delaware (RGA). On December 20, 2013, Dragon IP filed suit against several MSOs alleging infringement of US Patent No. 5,930,444. The complaint requests unspecified damages for infringement and injunction against future infringement. A Petition for Inter Partes Review of the asserted patent has been instituted against the patent. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify the MSOs and/or pay damages for utilizing certain technology.

IOdapt v. ARRIS, C.A 15-cv-00444., Eastern District of Texas. On March 27, 2015, IOdapt filed suit against ARRIS alleging infringement of US Patent No. 8,402,109. The complaint requests unspecified damages for infringement and injunction against future infringement. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to pay damages for utilizing certain technology.

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

Motorola Mobility v. Microsoft, C.A. 11-cv-01408, Western District of Washington. On August 8, 2011, Motorola filed suit against Microsoft alleging infringement of multiple Motorola patents. Microsoft counterclaimed alleging infringement of several Microsoft patents, including two patents asserted against General Instrument products. It is premature to assess the likelihood of an unfavorable outcome. With respect to the liability attributable to Motorola Home products in this matter, a subsidiary of Google has agreed to indemnify ARRIS.

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

From time to time third parties demand that we or our customers enter into a license agreement with respect to patents owned, or allegedly owned, by the third parties. Such demands cause us to dedicate time to study the patents and enter into discussions with the third parties regarding the merits and value, if any, of the patents. These discussions, may materialize into license agreements or patent claims asserted against us or our customers. If asserted against our customers, our customers may request indemnification from us. It is not possible to determine the impact of any such demands and the related discussions on ARRIS’s business, results of operations or financial condition.

Item 1A. Risk Factors

Risks Related to our Operations and Investments in our Common Stock

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

In addition, the Federal Communications Commission has proposed new regulations to mandate “net neutrality” by broadband Internet service providers and subjecting broadband providers to regulation as traditional telephone companies under Title II of the Communications Act. These and other changes in regulatory requirements with which many of our U.S. customers are required to comply could result in such customers reducing their investment in their broadband communications networks. A significant reduction in their capital expenditures as a result of any such regulations could adversely affect our business, operating results, and financial condition.

The markets in which we operate are intensely competitive, and competitive pressures may adversely affect our results of operations.

The markets in which we participate are dynamic, highly competitive and require companies to react quickly and capitalize on change. We must retain skilled and experienced personnel, as well as deploy substantial resources to meet the changing demands of the industry and must be nimble to be able to capitalize on change. We compete with international, national and regional manufacturers, distributors and wholesalers including some companies that are larger than we are. We list our major competitors in Part I, Item 1, “Business” of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

The broadband communication systems industry has historically experienced, and continues to experience, the consolidation of many industry participants. For example, AT&T has announced its proposed acquisition of DIRECTV and Verizon Communications Inc. announced that it is selling certain wireline businesses to Frontier Communications Corp. When consolidations occur, it is possible that the acquirer will not continue using the same suppliers, possibly resulting in an immediate or future elimination of sales opportunities for us or our competitors. Even if sales are not reduced, consolidation can also result in pressure from customers for lower prices or better terms, reflecting the increase in the total volume of products purchased or the elimination of a price differential between the acquiring customer and the company acquired. Consolidations also could result in delays in purchasing decisions by the affected companies prior to completion of the transaction and by the merged businesses. The purchasing decisions of the merged companies could have a material adverse effect on our business.

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

We believe that we will be increasingly required to work with third party technology providers. As a result, we expect the shift to more open standards may require us to license software and other components indirectly to third parties via various Open Source license. In some circumstances, ARRIS’s use of such open source technology may include technology or protocols developed by standards settings bodies, other industry forums or third party companies. The terms of the open source licenses granted by such parties may limit our ability to commercialize products that utilize such technology, which could have a material adverse effect on our results.

Our use of the “Motorola” brand name is limited.

In connection with our acquisition of Motorola Home, we were granted the right, as extended, subject to certain conditions, to continue to use the Motorola brand name on certain products. Currently we only have the right to continue to use the Motorola brand name through the end of 2015 solely for products sold through retail channels in the United States and Canada. Shelf space in retail outlets can also be impacted by how recognizable a brand is by customers. If we are unable to successfully rebrand those products, our sales in those regions and channels may decrease. Further, the loss of the use of the “Motorola” brand may result in a lower amount of shelf space, or space in less desirable areas, which may impact our sales.

Our business is concentrated in a few key customers. The loss of one of these customers or a significant reduction in sales to one of these customers would have a material adverse effect on our business.

For the quarter ended March 31, 2015, sales to our three largest customers (including their affiliates, as applicable) accounted for approximately 16.3%, 15.1% and 11.1%, respectively, of our total revenue. The loss of one of our large customers, or a significant reduction in the products or services provided to any of them would have a material adverse impact on our business. For many of these customers, we also are one of their largest suppliers. As a result, if from time-to-time customers elect to purchase products from our competitors in order to diversify their supplier base and to dual-source key products or to curtail purchasing due to budgetary or market conditions, such decisions could have material consequences to our business. In addition, because of the magnitude of our sales to these customers the terms and timing of our sales are heavily negotiated, and even minor changes can have a significant impact upon our business.

We may face higher costs associated with protecting our intellectual property or obtaining necessary access to the intellectual property of others.

Our future success depends in part upon our proprietary technology, product development, technological expertise and distribution channels. We cannot predict whether we can protect our technology or whether competitors can develop similar technology independently. Given the dependence within our industry on published specifications and technology, there are frequent claims and related litigation regarding patent and other intellectual property rights. We have received, directly or indirectly, and expect to continue to receive, from third parties, including some of our competitors, notices claiming that we, or our customers using our products, have infringed upon third-party patents or other proprietary rights. We are involved in several proceedings (and other proceedings have been threatened) in which our customers were sued for patent infringement. (See Part II, Item 1, “Legal Proceedings”) In these cases our customers have made claims against us and other suppliers for indemnification. We may become involved in similar litigation involving these and other customers in the future. These claims, regardless of their merit, could result in costly litigation, divert the time, attention and resources of our management, delay our product shipments, and, in some cases, require us to enter into royalty or licensing agreements. If a claim of patent infringement against us or our customer is successful and we fail to obtain a license or develop non-infringing technology, we or our customer may be prohibited from marketing or selling products containing the infringing technology which could materially affect our business and operating results. In addition, the payment of any damages or any necessary licensing fees or indemnification costs associated with a patent infringement claim could be material and could also materially adversely affect our operating results.

We have significant indebtedness which could limit our operations and opportunities, make it more difficult for us to pay or refinance our debts and/or may cause us to issue additional equity in the future, which would increase the dilution of our stockholders or reduce earnings.

As of March 31, 2015, we had approximately $1.5 billion in total indebtedness. In addition, we have a $247.5 million available under our revolving line of credit to support our working capital needs. Our debt service obligations with respect to this indebtedness could have an adverse impact on our earnings and cash flows for as long as the indebtedness is outstanding.

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

Our financial statements reflect substantial goodwill and intangible assets, approximately $938.6 million and $919.9 million, respectively, as of March 31, 2015, that was recognized in connection with acquisitions.

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

Many components, subassemblies and modules necessary for the manufacture or integration of our products are obtained from a sole supplier or a limited group of suppliers. Our reliance on sole or limited suppliers, particularly foreign suppliers, and our reliance on subcontractors involves several risks including a potential inability to obtain an adequate supply of required components, subassemblies or modules and reduced control over pricing, quality and timely delivery of components, subassemblies or modules. An inability to obtain adequate deliveries or any other circumstance that would require us to seek alternative sources of supply could affect our ability to ship products on a timely basis. Any inability to reliably ship our products on time could damage relationships with current and prospective customers and harm our business. Our ability to ship could be impacted by country laws and/or union labor disruptions. For example the recent labor dispute involving union dock workers at certain U.S. west coast port facilities, in many cases, greatly increased the shipping times for our products arriving through the affected ports and also increased our shipping costs as we had to increase the number of products shipped using air freight which is significantly more expensive. Disputes of this nature may have a material impact on our financial results.

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

On an ongoing basis we are exposed to various changes in foreign currency rates because certain sales are denominated in foreign currencies. Additionally, certain intercompany transactions are denominated in foreign currencies and subject to revaluation. These changes can impact our results of operations, cash flows and financial position. We manage these risks through regular operating and financing activities and periodically use derivative financial instruments such as foreign exchange forward and option contracts. There can be no assurance that our risk management strategies will be effective.

In addition, many of our international customers make purchases from us that are denominated in U.S dollars. As we have seen the U.S. dollar strengthen, it has impacted these customers’ ability to purchase products.

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

New regulations related to conflict minerals may adversely affect us

We are subject to recently adopted SEC disclosure obligations relating to our use of so-called “conflict minerals” - columbite-tantalite, cassiterite (tin), wolframite (tungsten) and gold. These minerals are present in a significant number of our products. We are required to file a report with the SEC annually covering our use of these materials and their source.

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

Risks Related to Our Proposed Acquisition of Pace

The acquisition is subject to clearance from governmental competition authorities, which could delay or prevent the completion of the acquisition or impose conditions that could have a material adverse effect on us or that could result in the termination of the acquisition.

To complete the acquisition, we are required to make various filings with U.S. and foreign competition authorities and either fulfill various waiting period obligations or obtain their affirmative approvals. While we believe that we will receive the required clearances, there can be no assurance as to their receipt or timing. If the clearances are received, they may conditioned in a way (i) that does not satisfy the conditions set forth in the Co-Operation Agreement, which could permit us to terminate our offer for Pace, or (ii) that could have a detrimental impact on us following completion of the acquisition. If we terminate our offer for Pace in certain circumstances related to the failure to obtain necessary antitrust clearances, we will be required to pay Pace a termination fee of $20.0 million. A substantial delay in obtaining the required clearances or the imposition of unfavorable conditions could prevent the completion of the acquisition or have an adverse effect on the anticipated benefits of the acquisition, thereby impacting our business, financial condition or results of operations. Even if we comply with the filing and other requirements, governmental authorities could seek to block or challenge the acquisition as they deem necessary or desirable in the public interest.

We are subject to contractual restrictions in the Co-Operation Agreement that may hinder operations pending the acquisition.

The Co-Operation Agreement restricts us, without Pace’s consent, from taking certain actions, including making certain acquisitions, until the Pace acquisition is completed or the Co-Operation Agreement is terminated. These restrictions may prevent us from pursuing otherwise attractive business opportunities or making other significant changes to our business prior to completion of the acquisition or termination of the Co-Operation Agreement.

The acquisition may not provide the expected financial benefits, which may negatively affect the market price of our common stock.

We currently anticipate that the acquisition will be accretive to our non-GAAP earnings per share in the first full year following the completion of the acquisition and thereafter. This expectation is based on preliminary estimates that may materially change. We may encounter additional transaction and integration-related costs, may fail to realize all of the benefits anticipated in the acquisition or be subject to other factors that affect preliminary estimates. Any of these factors could delay or significantly reduce the expected financial benefits of the acquisition and contribute to a decrease in the price of our common shares.

The acquisition may not be completed, which could adversely affect our business operations and stock price.

Completion of the acquisition of Pace is subject to receipt of necessary competition clearances, the approval of our stockholders and the Pace stockholders, and various other conditions, which may not be satisfied. If we are unable to complete the acquisition, we would be subject to a number of risks, including the following:

•	we would not realize the anticipated benefits of the acquisition, including, among other things, enhancing our product offerings and broadening our customer base;

•	the attention of our management would have been diverted to the acquisition from our routine operations and the pursuit of other opportunities that could have been beneficial to us;
•	the uncertainty regarding the acquisition and their future roles could result in the loss of key personnel;
•	we would have been subject to certain agreed-upon restrictions on the conduct of our business, which would have limited our ability to pursue certain business opportunities; and
•	the trading price of our common stock may decline to the extent that the current market price reflects a market assumption that the acquisition will be completed.

We are required to pay a termination fee of $20.0 million if we terminate the acquisition under certain circumstances specified in the Co-Operation Agreement.

The occurrence of any of these events individually or in the aggregate could have a material adverse effect on our results of operations or the trading price of our common stock.

If the transaction is completed, the anticipated benefits may not be realized.

We have agreed to acquire Pace with the expectation that the transaction will result in various benefits, including, among other things, the ability to better serve customers in markets across the globe with enhanced scope and scale, broad geographic footprint and innovative product offerings. In addition, the acquisition is expected to generate financial benefits, including significant synergies from the optimization of back-office infrastructure, component procurement and go-to-market efficiencies, and the elimination of Pace’s public company costs.

Although we expect to achieve the anticipated benefits of the acquisition, achieving them is subject to a number of uncertainties, including:

•

whether US and foreign competition antitrust authorities, whose non-objection or clearance is required to complete the acquisition, impose conditions on the acquisition that may have an adverse effect on us, including our ability to achieve the anticipated benefits of the acquisition;

•	our ability to combine the Pace operations with our current operations or take advantage of expected growth opportunities;
•	general market and economic conditions;
•	general competitive factors in the industry and marketplace; and
•	higher than expected costs required to achieve the anticipated benefits of the acquisition.

No assurance can be given that these benefits will be achieved or, if achieved, the timing of their achievement. Failure to achieve these anticipated benefits could result in increased costs and decreases in the amount of expected revenues or net income following the acquisition.

The reaction of employees and customers of Pace may not be favorable.

While we believe the acquisition will generate a wide range of benefits to both customers and employees, customers may not agree and may seek alternative suppliers. Similarly, Pace has an outstanding workforce with many key employees who are vital to the success of its business. The uncertainties surrounding the acquisition could lead some of them to consider alternative employment. If we lose significant business or key employees, the business of Pace, and ultimately of the combined companies, would be adversely impacted.

The integration of Pace following the completion of the acquisition will present significant challenges that may result in a decline in the anticipated potential benefits of the acquisition.

The acquisition involves the combination of two companies that previously operated independently. The difficulties of combining Pace’s operations with ours include:

•	combining the best practices of two companies, including research and development and sales functions;
•	the necessity of coordinating geographically separated organizations, systems and facilities;
•	integrating personnel having diverse business backgrounds and organizational cultures;
•	reducing the costs associated with each company’s operations; and
•	preserving important relationships of both ARRIS and Pace and resolving potential conflicts that may arise.

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

We will incur significant transaction-related costs in connection with the acquisition and the new holding company formation.

We expect to incur substantial costs associated with forming a new holding company in the U.K. and combining the operations of Pace with ours, as well as transaction fees, financing costs and other costs related to the acquisition and its financing. We also may incur additional unanticipated costs. Although we believe that the incurrence of these costs is justified by the expected benefits of the acquisition, if those benefits do not materialize or if the cost exceeds our expectations, our results of operations and financial condition could be adversely impacted.

Current stockholders will have a reduced ownership and voting interest after the acquisition.

In connection with the acquisition and the related formation of a new holding company, our current stockholders are expected to hold only approximately 76% of the outstanding shares of the new holding company following the completion of the acquisition, compared to 100% of our shares today, and the current Pace stockholders will hold the remaining 24% of the outstanding shares in the new holding company. As a result, our stockholders will have less influence on the management and policies of the new holding company than they now have with respect to us.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the purchases of our equity securities made by us during the three months ended March 31, 2015:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
January 2015	249,918	$26.31	-	$169,630
February 2015	870,939	$28.70	870,939	$144,631
March 2015	638,684	$28.48	-	$144,631

(1)	Includes approximately 888,602 shares repurchased to satisfy tax withholding obligations that arose on the vesting of shares of restricted stock and restricted stock units.
(2)	The Board of Directors previously authorized share repurchase plans, in May 2011 and October 2012, pursuant to which we could purchase up to an aggregate of $300.0 million of our common stock. These repurchase plans do not expire.

Item 6. EXHIBITS

Exhibit No.	Description of Exhibit

3.1	By-laws of ARRIS Group, Inc.
10.1	Employment Agreement with Larry Robinson dated May 1, 2013
31.1	Section 302 Certification of Chief Executive Officer, filed herewith
31.2	Section 302 Certification of Chief Financial Officer, filed herewith
32.1	Section 906 Certification of Chief Executive Officer, filed herewith
32.2	Section 906 Certification of Chief Financial Officer, filed herewith

101.INS	XBRL Instant Document, filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document, filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, filed herewith
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document, filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, filed herewith

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARRIS GROUP, INC.

/s/ David B. Potts
David B. Potts
Executive Vice President, Chief Financial Officer and Chief Accounting Officer

Dated: May 8, 2015