Form 10-Q
period 2015-06-30
ARRIS GROUP INC
filed 2015-08-07
CIK 1141107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

For the quarter ended June 30, 2015

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

As of July 31, 2015, 146,590,746 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

ARRIS GROUP, INC.

FORM 10-Q

For the Three and Six Months Ended June 30, 2015

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARRIS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data) (unaudited)

	June 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$490,939	$565,790
Short-term investments, at fair value	128,852	126,748

Total cash, cash equivalents and short-term investments	619,791	692,538
Accounts receivable (net of allowances for doubtful accounts of $7,498 in 2015 and $6,392 in 2014)	785,869	598,603
Other receivables	11,268	10,640
Inventories (net of reserves of $68,972 in 2015 and $62,359 in 2014)	389,556	401,165
Prepaid income taxes	26,413	11,023
Prepaids	36,746	27,497
Current deferred income tax assets	105,384	113,390
Other current assets	108,134	61,450

Total current assets	2,083,161	1,916,306
Property, plant and equipment (net of accumulated depreciation of $299,666 in 2015 and $265,811 in 2014)	324,154	366,431
Goodwill	1,017,430	936,067
Intangible assets (net of accumulated amortization of $734,984 in 2015 and $619,283 in 2014)	923,837	943,388
Investments	75,381	77,640
Noncurrent deferred income tax assets	87,291	71,686
Other assets	47,421	54,127

	$4,558,675	$4,365,645

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$608,133	$480,150
Accrued compensation, benefits and related taxes	78,333	145,278
Accrued warranty	29,176	42,763
Deferred revenue	107,632	92,772
Current portion of long-term debt and financing lease obligations	48,594	73,956
Current income taxes liability	9,587	10,610
Other accrued liabilities	155,482	164,341

Total current liabilities	1,036,937	1,009,870
Long-term debt and financing lease obligations, net of current portion	1,537,641	1,467,370
Accrued pension	68,865	64,917
Noncurrent income tax liability	43,586	41,082
Noncurrent deferred income tax liabilities	332	274
Other noncurrent liabilities	92,544	91,371

Total liabilities	2,779,905	2,674,884

Stockholders’ equity:
Preferred stock, par value $1.00 per share, 5.0 million shares authorized; none issued and outstanding	–	–
Common stock, par value $0.01 per share, 320.0 million shares authorized; 146.2 million and 145.1 million shares issued and outstanding in 2015 and 2014, respectively	1,814	1,796
Capital in excess of par value	1,765,804	1,739,700
Treasury stock at cost, 35.1 million and 34.2 million shares in 2015 and 2014, respectively	(331,329)	(306,330)
Retained earnings	302,525	266,642
Accumulated other comprehensive loss	(12,664)	(11,047)

Total ARRIS Group, Inc. stockholders’ equity	1,726,150	1,690,761
Stockholders’ equity attributable to noncontrolling interest	52,620	–

Total stockholders’ equity	1,778,770	1,690,761

	$4,558,675	$4,365,645

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$1,260,077	$1,429,071	$2,475,234	$2,654,088
Cost of sales	895,716	1,009,659	1,774,317	1,887,901

Gross margin	364,361	419,412	700,917	766,187
Operating expenses:
Selling, general and administrative expenses	107,209	112,362	207,534	211,494
Research and development expenses	136,260	144,121	268,728	278,274
Amortization of intangible assets	56,783	58,735	113,930	122,736
Integration, acquisition, restructuring and other costs	12,566	12,518	13,465	24,020

Total operating expenses	312,818	327,736	603,657	636,524

Operating income	51,543	91,676	97,260	129,663
Other expense (income):
Interest expense	28,454	18,225	41,821	34,823
Loss on investments	1,410	3,236	3,119	4,911
Interest income	(558)	(701)	(1,279)	(1,284)
(Gain) loss on foreign currency	(6,659)	1,332	(6,639)	653
Other expense (income), net	934	4,422	7,997	6,594

Income before income taxes	27,962	65,162	52,241	83,966
Income tax expense	12,819	26,138	17,973	4,142

Consolidated net income	15,143	39,024	34,268	79,824
Net loss attributable to noncontrolling interest	(1,615)	–	(1,615)	–

Net income attributable to ARRIS Group, Inc.	$16,758	$39,024	$35,883	$79,824

Net income per common share(1):
Basic	$0.11	$0.27	$0.25	$0.56

Diluted	$0.11	$0.26	$0.24	$0.54

Weighted average common shares:
Basic	146,293	144,415	145,823	143,637

Diluted	149,276	148,063	149,132	147,610

(1)	Calculated based on net income attributable to shareowners of ARRIS Group, Inc.

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Consolidated net income	$15,143	$39,024	$34,268	$79,824
Available-for-sale securities:
Unrealized gain (loss) on available-for-sale securities, net of taxes of $(17) and $(12) for the three months ended June 30, 2015 and 2014, and $(21) and $90 for the six months ended June 30, 2015 and 2014 respectively	28	123	37	(156)
Reclassification adjustments recognized in net income	–	–	–	–

Net change in available-for-sale securities	28	123	37	(156)

Derivative instruments:
Unrealized loss on derivative instruments, net of taxes of $373 and $1,806 for the three months ended June 30, 2015 and 2014, and $2,210 and $2,501 for the six months ended June 30, 2015 and 2014, respectively	(684)	(3,058)	(3,791)	(4,335)
Reclassification adjustments recognized in net income, net of taxes of $(650) and $(674) for the three months ended June 30, 2015 and 2014, and $(1,355) and $(1,369) for the six months ended June 30, 2015 and 2014, respectively	1,191	1,215	2,324	2,373

Net change in derivative instruments	507	(1,843)	(1,467)	(1,962)

Change related to pension liability	(22)	–	83	–
Cumulative translation adjustments	(212)	207	(270)	131

Other comprehensive income (loss), net of tax	301	(1,513)	(1,617)	(1,987)

Comprehensive income	15,444	37,511	32,651	77,837

Comprehensive loss attributable to noncontrolling interest	(1,630)	–	(1,630)	–

Comprehensive income attributable to ARRIS Group, Inc.	$17,074	$37,511	$34,281	$77,837

See accompanying notes to the condensed consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities:
Consolidated net income	$34,268	$79,824
Depreciation	36,937	39,675
Amortization of intangible assets	115,701	122,736
Stock compensation expense	30,267	26,317
Deferred income tax benefit	(6,789)	(14,029)
Amortization of deferred finance fees and debt discount	6,293	7,194
Provision for doubtful accounts	2,249	1,244
Loss on investments	3,119	4,911
Loss on disposal of property, plant & equipment	6,022	3,186
Excess income tax benefits from stock-based compensation plans	(12,842)	(11,325)
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(188,360)	(104,036)
Other receivables	(2,687)	(8,047)
Inventories	11,609	32,281
Accounts payable and accrued liabilities	28,917	62,050
Prepaids and other, net	(56,111)	5,320

Net cash provided by operating activities	8,593	247,301

Investing activities:
Purchases of property, plant and equipment	(24,321)	(26,292)
Purchases of investments	(31,103)	(23,160)
Sales of investments	29,615	24,681
Purchase of intangible assets	(34,340)	–
Proceeds from sale-leaseback transaction	24,960	–
Acquisitions, net of cash acquired	(97,905)	84
Other, net	2,904	19

Net cash used in investing activities	(130,190)	(24,668)
Financing activities:
Excess income tax benefits from stock-based compensation plans	12,842	11,325
Repurchase of shares to satisfy employee minimum tax withholdings	(24,986)	(22,412)
Proceeds from issuance of common stock	8,004	11,446
Payment of debt obligations	(28,750)	(182,153)
Payment of financing lease obligation	(105)	–
Proceeds from sale-leaseback financing transaction	58,729	–
Payment for debt discount	(3,247)	–
Payment for deferred financing costs	(4,992)	–
Repurchase of common stock	(24,999)	–
Contribution from noncontrolling interest	54,250	–

Net cash provided (used in) by financing activities	46,746	(181,794)

Net (decrease) increase in cash and cash equivalents	(74,851)	40,839
Cash and cash equivalents at beginning of period	565,790	442,438

Cash and cash equivalents at end of period	$490,939	$483,277

Supplemental cash flow information:
Non-cash investing and financing activities
Debt assumed in acquisition	$15,000	—

See accompanying notes to the condensed consolidated financial statements.

ARRIS GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Organization and Basis of Presentation

ARRIS Group, Inc. (together with its consolidated subsidiaries and consolidated venture, except as the context otherwise indicates, “ARRIS” or the “Company”) is a global media entertainment and data communications solutions provider, headquartered in Suwanee, Georgia. The Company operates in two business segments, Customer Premises Equipment (“CPE”) and Network & Cloud (“N&C”) (See Note 14 Segment Information for additional details), specializing in enabling service providers including cable, telephone, and digital broadcast satellite operators and media programmers to deliver media, voice, and IP data services to their subscribers. ARRIS is a leader in set-tops, digital video and Internet Protocol Television (“IPTV”) distribution systems, broadband access infrastructure platforms, and associated data and voice Customer Premises Equipment. The Company’s solutions are complemented by a broad array of services including technical support, repair and refurbishment, and systems design and integration.

The consolidated financial statements include the accounts of the Company and its wholly owned foreign and domestic subsidiaries and consolidated venture in which the Company owns more than 50% of the outstanding voting shares of the entity. The consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements for the periods shown. Certain prior year amounts in the financial statements have been reclassified to conform to fiscal year 2015 presentation. Interim results of operations are not necessarily indicative of results to be expected from a twelve-month period. These financial statements should be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the United States Securities and Exchange Commission (“SEC”).

Note 2. Impact of Recently Adopted Accounting Standards

Adoption of new accounting standards — In April 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that changes the requirements for reporting discontinued operations. A discontinued operation may include a component of an entity or a group of components of an entity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results and when the component or group of components meets the criteria to be classified as held for sale, is disposed of by sale or is disposed of by other than by sale. This update is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014, with earlier adoption permitted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position and results of operations.

Accounting standards issued but not yet effective — In May 2014, the FASB issued an accounting standard update, Revenue from Contracts with Customers. The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. It can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company is currently assessing the potential impact of this update on its consolidated financial statements. In April 2015, the FASB voted to delay the effective date of this standard by one year to reporting periods beginning after December 15, 2017, but permit companies the option to adopt the standard one year earlier (that is, as of the original effective date).

In June 2014, the FASB issued an update to its accounting guidance related to share-based compensation. The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period, be treated as a performance condition, and therefore shall not be reflected in determining the fair value of the award at the grant date. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The guidance will be effective for annual and interim periods beginning after December 15, 2015 and is not expected to have a material effect on the Company’s consolidated financial position and results of operations.

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

In April 2015, the FASB issued new guidance, which requires the cost of issuing debt to no longer be recorded as a separate asset but rather to be presented on the balance sheet as a direct reduction to the carrying value of the related debt liability, similar to the presentation of debt discounts. This guidance will be effective for interim and annual periods beginning after December 15, 2015 including retrospective conforming presentation of prior periods presented. Early adoption of the standard is permitted. While the adoption of this standard may impact the presentation on the Company’s balance sheet, it will not affect the Company’s results of operations, financial condition or cash flows. As of June 30, 2015 and December 31, 2014, the Company had deferred financing costs of $23.9 million and $25.3 million, respectively.

In April 2015, the FASB issued new guidance, in determining whether fees for purchasing cloud computing services (or hosted software solutions) are considered internal-use software or should be considered a service contract. A cloud computing agreement that includes a software license should be accounted for in the same manner as internal-use software if the customer has contractual right to take possession of the software during the hosting period without significant penalty and it is feasible to either run the software on the customer’s hardware or contract with another vendor to host the software. Arrangements that don’t meet the requirements for internal-use software should be accounted for as a service contract. This guidance will be effective for interim and annual periods beginning after December 15, 2015. Early adoption of the standard is permitted. The Company is currently in the process of evaluating the impact that the adoption will have on its consolidated financial statements.

Accounting pronouncements issued but not in effect until after June 30, 2015 are not expected to have a significant impact on our consolidated financial position or results of operations.

Note 3. Business Acquisitions

ActiveVideo acquisition

In April 2015, the Company and Charter Communications Inc. formed a venture, A-C Acquisition, LLC (“A-C Venture”). ARRIS’ and Charter’s ownership percentage of the venture is 65% and 35%, respectively. On April 30, 2015, A-C Venture acquired 100% of the outstanding shares in ActiveVideo Networks, Inc. (“AVN”). The consideration for the acquisition was $98 million. AVN, headquartered in San Jose, California, is a software company that uses cloud-based technology to bring advanced user interfaces and services to cable and IPTV set-top boxes, as well as connected consumer electronic devices.

The results of operations of AVN have been included in the Company’s Consolidated Financial Statements as of and from the date of acquisition.

The following table summarizes the estimated fair value of the net assets acquired and the liabilities assumed at the acquisition dates (in thousands):

April 30, 2015
Consideration transferred (net of cash acquired of $523 thousand)	$97,905

Assets acquired and liabilities assumed:
Current assets	1,984
Property and equipment	1,714
Other assets	68
Identifiable intangible assets (1)	57,700
Debt assumed	(15,000)
Other liabilities assumed	(27,314)

Net assets acquired	19,152

Goodwill (2)	$78,753

(1)	Identifiable intangible assets are further disaggregated in the following table.
(2)

Goodwill arising from the acquisition is attributable to the workforce of the acquired business, future technology, future customer relationships, and strategic opportunities that are expected to arise from the acquisition. Goodwill is not expected to be tax deductible. The total goodwill was preliminarily allocated to the Company’s Cloud TV reporting unit, within the Company’s N&C reportable segment.

The acquired identifiable intangible assets of AVN as of the date of the acquisition are summarized in the following table (in thousands):

Intangible Asset	Amount	Weighted-Average Useful Life
Customer relationships	$26,200	7 years
Developed technology	25,600	5 years
Trademarks	5,900	Indefinite

	$57,700

The Company incurred acquisition related costs of $1.1 million during the three months ended June 30, 2015. These amounts were expensed by the Company as incurred and are included in the Consolidated Statement of Operations in the line item titled “Integration, acquisition, restructuring and other costs”.

As of the acquisition date, total equity contributed by the noncontrolling interest was $54 million, reflecting its proportionate 35% share of the acquisition consideration of $34 million, payment of assumed liabilities of $13 million and additional working capital funding of $7 million.

The initial accounting for the business combination is incomplete at the end of the reporting period, and as such, provisional amounts are reported for those items which are incomplete. At the time the financial statements were issued, A-C Venture has not finalized its accounting for the business combination related to valuation of certain tangible and intangible assets, and tax matters. During the measurement period, A-C Venture will adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date and A-C Venture will record those adjustments to the financial statements.

Pending Pace plc Acquisition

On April 22, 2015, ARRIS and Pace plc (“Pace”) announced that they have agreed that ARRIS will acquire Pace for aggregate stock and cash consideration valued at $2.1 billion as of April 21, 2015. The cash portion will be funded through a combination of cash on hand and debt. As described below, ARRIS has secured a fully committed facility to meet the funding requirements. The completion of the acquisition remains conditioned upon, among other things, the approval of both the ARRIS and Pace stockholders and receipt of necessary regulatory approvals.

The transaction will result in the formation of a new holding company, which will be incorporated in the U.K., and its operational and worldwide headquarters will be in Suwanee, GA USA. The stock of the new holding company is expected to be listed on the NASDAQ stock exchange under the ticker ARRS.

Note 4. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the year to date period ended June 30, 2015 are as follows (in thousands):

	CPE	Network & Cloud	Total
Goodwill	$684,597	$630, 126	$1,314,723
Accumulated impairment losses	–	(378,656)	(378,656)

Balance as of December 31, 2014	$684,597	$251,470	$936,067
Goodwill acquired	–	78,753	78,753
Other	–	2,610	2,610

Goodwill	684,597	711,489	1,396,086
Accumulated impairment losses	–	(378,656)	(378,656)

Balance as of June 30, 2015	$684,597	$332,833	$1,017,430

During the three months ended June 30, 2015, the Company recorded $78.8 million of goodwill related to the AVN acquisition.

Intangibles

During the quarter ended March 31, 2015, the Company recorded intangible assets of $34.3 million for a non-exclusive license to approximately four thousand patent assets purchased by RPX Corporation (“RPX”), resulting from its agreement to participate in a syndicate of approximately 30 companies, including certain customers of ARRIS, to fund RPX purchase of patent assets from Rockstar Consortium and its subsidiaries (“Rockstar”). The license assets have a weighted average useful life of nine years at acquisition.

Note 5. Investments

ARRIS’ investments as of June 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	As of June 30, 2015	As of December 31, 2014
Current Assets:
Available-for-sale securities	$128,852	$126,748
Noncurrent Assets:
Available-for-sale securities	7,153	8,631
Equity method investments	25,352	27,355
Cost method investments	16,261	15,161
Other investments	26,615	26,493

	75,381	77,640

Total	$204,233	$204,388

Available-for-sale securities – ARRIS’ investments in debt and marketable equity securities are categorized as available-for-sale and are carried at fair value. Realized gains and losses on available-for-sale securities are included in net income. Unrealized gains and losses on available-for-sale securities are included in the Consolidated Balance Sheets as a component of accumulated other comprehensive income (loss). Realized and unrealized gains and losses in total and by individual investment as of June 30, 2015 and December 31, 2014 were not material. The amortized cost basis of the Company’s investments approximates fair value.

The contractual maturities of the Company’s available-for-sale securities as of June 30, 2015 are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties (in thousands):

June 30, 2015
Within one year	$128,852
After one year through five years	3,043
After five years through ten years	–
After ten years	4,110

Total	136,005

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

During the second quarter of 2015, ARRIS concluded that one private company had indicators of impairment that resulted in other-than-temporary impairment charges of $0.2 million. For the year ended December 31, 2014, ARRIS recognized other-than-temporary impairment charges of $7.0 million in the statements of consolidated income.

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

The following table presents the Company’s investment assets (excluding equity and cost method investments) and derivatives measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015
	Level 1	Level 2	Level 3	Total
Certificates of deposit	$–	$64,020	$–	$64,020
Corporate bonds	–	38,022	–	38,022
Corporate obligations	–	48	–	48
Money markets	210	–	–	210
Mutual funds	29,989	–	–	29,989
Other investments	–	3,710	–	3,710
Interest rate derivatives – liability derivatives	–	(7,320)	–	(7,320)
Foreign currency contracts – asset position	–	14,186	–	14,186
Foreign currency contracts – liability position	–	(3,208)	–	(3,208)

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Certificates of deposit	$–	$63,171	$–	$63,171
Commercial paper	–	1,000	–	1,000
Corporate bonds	–	37,737	–	37,737
Short-term bond fund	29,708	–	–	29,708
Corporate obligations	–	46	–	46
Money markets	210	–	–	210
Mutual funds	133	–	–	133
Other investments	–	3,369	–	3,369
Interest rate derivatives – asset derivatives	–	1,416	–	1,416
Interest rate derivatives – liability derivatives	–	(6,414)	–	(6,414)
Foreign currency contracts – asset position	–	2,876	–	2,876
Foreign currency contracts – liability position	–	(201)	–	(201)

In addition to the financial instruments included in the above table, certain nonfinancial assets and liabilities are to be measured at fair value on a nonrecurring basis in accordance with applicable authoritative guidance. This includes items such as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and nonfinancial long-lived asset groups measured at fair value for an impairment assessment. In general, nonfinancial assets including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. As of June 30, 2015, the Company had not recorded any impairment related to such assets and had no other material nonfinancial assets or liabilities requiring adjustments or write-downs to their current fair value.

The Company believes the face value of the debt as of June 30, 2015 approximated the fair value because of interest-bearing rates that are adjusted periodically, analysis of recent market conditions, prevailing interest rates, and other Company specific factors. The Company has classified the debt as a Level 2 item within the fair value hierarchy.

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

In April 2013, ARRIS entered into senior secured credit facilities having variable interest rates with Bank of America, N.A. and various other institutions, which are comprised of (i) a “Term Loan A Facility” of $1.1 billion, (ii) a “Term Loan B Facility” of $825 million and (iii) a “Revolving Credit Facility” of $250 million. As a result of this exposure to interest rate movements, in July 2013, ARRIS entered into six $100 million interest rate swap arrangements, which effectively converted $600 million of the Company’s variable-rate debt based on one-month LIBOR to an aggregate fixed rate of approximately 3.15% as of June 30, 2015. This fixed rate could vary up by 50 basis points or down by 25 basis points based on future changes to the Company’s net leverage ratio. Each of these swaps matures on December 29, 2017. On June 18, 2015, ARRIS amended and restated its existing credit agreement to improve the terms and conditions of the credit agreement, extend the maturities of certain loan facilities, increase the amount of the revolving credit facility, and add a new term A-1 loan facility to fund the planned acquisition of Pace. As a result of this additional exposure to interest rate movements, the Company entered into three additional $100 million forward-starting interest rate swap arrangements, which effectively converted $300 million of the Company’s variable-rate debt based on one-month LIBOR to an aggregate fixed rate of 4.10% as of June 30, 2015. This fixed rate could also vary up by 50 basis points or down by 25 basis points based on future changes to the Company’s net leverage ratio. Each of these swaps begins on December 29, 2017 and matures on March 31, 2020. ARRIS has designated these swaps as cash flow hedges, and the objective of these hedges is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.

The Company has U.S. dollar functional currency entities that bill certain international customers in their local currency and foreign functional currency entities that procure in U.S. dollars. ARRIS also has certain predictable expenditures for international operations in local currency. Additionally, certain intercompany transactions are denominated in foreign currencies and subject to revaluation. To mitigate the volatility related to fluctuations in the foreign exchange rates for certain exposures, ARRIS has entered into various foreign currency contracts. As of June 30, 2015, the Company had option collars with notional amounts totaling 90 million euros which mature throughout 2015 and 2016, forward contracts with a total notional amount of 80 million Australian dollars which mature throughout 2015 and 2016, and forward contracts with notional amounts totaling 30 million euros which mature throughout 2015 and 2016.

The Company’s foreign currency derivative financial instruments economically hedge certain risk but are not designated as hedges, and accordingly, all changes in the fair value of the instruments are recognized as a loss (gain) on foreign currency in the Consolidated Statements of Operations.

As part of the Pace plc acquisition, the Company will be obligated to pay the Pace Scheme shareholders 132.5 pence per share in cash consideration, which is approximately 439 million British pounds. As such, during the quarter ended June 30, 2015, the Company entered into foreign currency forward contracts to purchase British pounds and sell U.S. Dollars in order to mitigate the volatility related to fluctuations in the foreign exchange rate until the acquisition closing date occurs. As of June 30, 2015, the Company had forward contracts with notional amounts totaling 220 million British pounds which mature on March 31, 2016. The contracts fixed the British pound to U.S. dollar forward exchange rate at various rates. A gain of $6.8 million was recorded during the second quarter of 2015 related to these British pound forward contracts.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2015, such derivatives were used to hedge the variable cash flows associated with debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2015, the Company did not have expenses related to hedge ineffectiveness in earnings.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Over the next 12 months, the Company estimates that an additional $6.0 million may be reclassified as an increase to interest expense.

The table below presents the pre-tax impact of the Company’s derivative financial instruments had on the Accumulated Other Comprehensive Income and Statement of Operations for the three and six months ended June 30, 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2015	2014	2015	2014
Loss Recognized in OCI on Derivative (Effective Portion)	$(1,057)	$(4,864)	$(6,001)	$(6,836)
Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Interest expense	Interest expense	Interest expense	Interest expense
Amounts Reclassified from Accumulated OCI into Income (Effective Portion)	1,841	1,889	3,679	3,742

The following table indicates the location on the Consolidated Balance Sheets in which the Company’s derivative assets and liabilities have been recognized, the fair value hierarchy level applicable to each derivative type and the related fair values of those derivatives as of June 30, 2015 and December 31, 2014 were as follows (in thousands):

	As of June 30, 2015		As of December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:

Foreign exchange contracts – asset derivatives	Other current assets	$14,186	Other current assets	$2,876

Foreign exchange contracts – liability derivatives	Other accrued liabilities	3,208	Other accrued liabilities	201

Derivatives designated as hedging instruments:

Interest rate derivatives – asset derivatives	Other assets	$–	Other assets	$1,416

Interest rate derivatives – liability derivatives	Other accrued liabilities	6,001	Other accrued liabilities	$6,414

Interest rate derivatives – liability derivatives	Other long-term liabilities	1,319	Other long-term liabilities	–

The change in the fair values of ARRIS’ derivative instruments recorded in the Consolidated Statements of Operations during the three and six months ended June 30, 2015 and 2014 were as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Statement of Operations Location	2015	2014	2015	2014
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Gain on foreign currency	$2,719	$–	$13,028	$–

Derivatives Designated as Hedging Instruments:
Interest rates derivatives	Interest expense	$1,841	$1,889	$3,679	$3,742

Credit risk-related Contingent Features

ARRIS has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of June 30, 2015, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $7.6 million. As of June 30, 2015, the Company has not posted any collateral related to these agreements nor has it required any of its counterparties to post collateral related to these or any other agreements.

Note 8. Pension Benefits

Components of Net Periodic Pension Cost (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest cost	$429	$446	$858	$892
Expected gain on plan assets	(210)	(219)	(420)	(438)
Amortization of net loss	209	76	418	152

Net periodic pension cost	$428	$303	$856	$606

Employer Contributions

No minimum funding contributions are required in 2015 under the Company’s defined benefit plan. The Company has established two rabbi trusts to fund the Company’s pension obligations under the non-qualified plan of the Chief Executive Officer and certain executive officers. The balance of these rabbi trust assets as of June 30, 2015 was approximately $20.3 million and is included in Investments on the Consolidated Balance Sheets.

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

Information regarding the changes in ARRIS’ aggregate product warranty liabilities for the six months ended June 30, 2015 was as follows (in thousands):

Balance at December 31, 2014	$74,320
Accruals related to warranties (including changes in estimates)	8,049
Settlements made (in cash or in kind)	(25,391)

Balance at June 30, 2015	$56,978

Note 10. Inventories

The components of inventory were as follows, net of reserves (in thousands):

	June 30,	December 31,
	2015	2014
Raw material	$70,741	$61,068
Work in process	4,395	6,713
Finished goods	314,420	333,384

Total inventories, net	$389,556	$401,165

Note 11. Property, Plant and Equipment

Property, plant and equipment, at cost, consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Land	$68,562	$87,952
Building and leasehold improvements	138,517	141,581
Machinery and equipment	416,741	402,709

	623,820	632,242
Less: Accumulated depreciation	(299,666)	(265,811)

Total property, plant and equipment, net	$324,154	$366,431

Note 12. Leases

Sale-leaseback of San Diego Office Complex:

In the first quarter of 2015, the Company sold its San Diego office complex consisting of land and buildings with a net book value of $71.0 million, for total consideration of $85.5 million. The Company concurrently entered into a leaseback arrangement for two buildings on the San Diego campus (“Building 1” and “Building 2”) with an initial leaseback term of ten years for Building 1 and a maximum term of one year for Building 2. The Company determined that the sale-leaseback of Building 1 did not qualify for sale-leaseback accounting due to continuing involvement that will exist for the 10-year lease term. Accordingly, the carrying amount of Building 1 will remain on the Company’s balance sheet and will be depreciated over its remaining useful life with the proceeds reflected as a financing obligation.

At June 30, 2015, the minimum lease payments required on the financing obligation were as follows (in thousands):

2015 (for the remaining six months)	$1,964
2016	4,016
2017	4,136
2018	4,260
2019	4,388
Thereafter through 2025	25,277

Total minimum lease payments	$44,041

The Company concluded that Building 2 qualified for sale-leaseback accounting with the subsequent leaseback classified as an operating lease. A loss of $5.3 million was recorded at the closing of the transaction.

Note 13. Indebtedness

The following is a summary of indebtedness and lease financing obligations as of June 30, 2015 and December 31, 2014 (in thousands):

	As of June 30, 2015	As of December 31, 2014
Current liabilities:
Term A loan	$47,915	$73,956
Lease finance obligations	679	–

	48,594	73,956
Noncurrent liabilities:
Term A loan	936,668	925,473
Term B loan	541,897	541,897
Revolver	–	–
Lease finance obligations	59,076	–

	1,537,641	1,467,370

Total	$1,586,235	$1,541,326

Senior Secured Credit Facilities

On June 18, 2015, ARRIS amended and restated its existing credit agreement dated March 27, 2013 (the “Existing Credit Agreement”) to improve the terms and conditions of the credit agreement, extend the maturities of certain loan facilities, increase the amount of the revolving credit facility, and add a new term A-1 loan facility to fund the planned acquisition of Pace. The credit facility under the amended credit agreement (the “Amended Credit Agreement”) was entered into with Bank of America, N.A. and various other institutions, and is comprised of (i) a “Term Loan A Facility” of $990 million, (ii) a “Term Loan B Facility” of $543.8 million, (iii) a “Revolving Credit Facility” of $500 million and (iv) a “Term Loan A-1 Facility” of $800 million, which is expected to be funded upon the closing of the planned acquisition of Pace. If the planned acquisition of Pace is terminated or abandoned, the Company may use the $400 million of the Term Loan A-1 Facility proceeds for general corporate purposes and an additional amount up to $400 million to refinance existing indebtedness. The Amended Credit Agreement refinanced the Term Loan A Facility and Revolving Credit Facility under the Existing Credit Agreement while the Term Loan B Facility is a continuation of the Term Loan B Facility under the Existing Credit Agreement. Under the Amended Credit Agreement, the Term Loan A Facility and the Revolving Credit Facility will mature on June 18, 2020. The Term Loan B Facility will mature on April 17, 2020. ARRIS determined that the refinancing transaction was treated as a debt modification as the changes in the terms of the amended Term Loan A Facility and Revolving Credit Facility were not considered substantial. In connection with the Amended Credit Agreement, as of June 30, 2015, the Company capitalized approximately $5.0 million of financing fees and $3.2 million of original issuance discount. In addition, the Company expensed approximately $12.3 million of debt issuance costs and wrote off approximately $2.1 million of existing debt issuance costs associated with certain lenders who were not party to the amended Term Loan A Facility and Revolving Credit Facility, which were included as interest expense in the Consolidated Statements of Operations for the three and six months ended June 30, 2015. Interest rates on borrowings under the senior secured credit facilities are set forth in the table below. As of June 30, 2015, ARRIS had $1,533.8 million principal amount outstanding under the Term Loan A and Term Loan B Facilities, no borrowings under the Revolving Credit Facility and letters of credit totaling $2.5 million issued under the Revolving Credit Facility.

	Rate	As of June 30, 2015
Term Loan A	LIBOR + 1.75%	1.94%
Term Loan B	LIBOR(1) + 2.50%	3.25%
Revolving Credit Facility(2)	LIBOR + 1.75%	Not Applicable

(1)	Includes LIBOR floor of 0.75%
(2)	Includes unused commitment fee of 0.35% and letter of credit fee of 1.75% not reflected in interest rate above.

Borrowings under the senior secured credit facilities are secured by first priority liens on substantially all of the assets of ARRIS and certain of its present and future subsidiaries who are or become parties to, or guarantors under, the Amended Credit Agreement governing the senior secured credit facilities. The Amended Credit Agreement provides terms for mandatory prepayments and optional prepayments and commitment reductions. The Amended Credit Agreement also includes events of default, which are customary for facilities of this type (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all amounts outstanding under the credit facilities may be accelerated. The Amended Credit Agreement contains usual and customary limitations on indebtedness, liens, restricted payments, acquisitions and asset sales in the form of affirmative, negative and financial covenants, which are customary for financings of this type, including the maintenance of a minimum interest coverage ratio of 3.50:1 and a maximum leverage ratio of 3.75:1 (with a scheduled decrease to 3.50:1). As of June 30, 2015, ARRIS was in compliance with all covenants under the Amended Credit Agreement.

The Amended Credit Agreement provides for certain adjustments to the interest rates paid on the Term Loan A, Term Loan A-1, Term Loan B and Revolving Credit Facility based upon certain leverage ratios.

During the six months ended June 30, 2015, the Company made mandatory prepayments of approximately $13.8 million related to the senior secured credit facilities. In addition, the Company paid $15 million of debt assumed in the AVN acquisition. No mandatory or optional prepayments were made for the three months ended June 30, 2015. Quarterly principal payments of $12.4 million on the Term Loan A will begin on September 30, 2015 and the quarterly principal payments on Term Loan A-1 will begin in the quarter in which the facility is funded.

As of June 30, 2015, the scheduled maturities of the debt obligations for the next five years are as follows (in thousands):

2015 (for the remaining six months)	$24,750
2016	49,500
2017	49,500
2018	49,500
2019	49,500
Thereafter	1,311,063

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

These operating segments were determined based on the nature of the products and services offered. The measure that is used to assess the reportable segment’s operating performance is direct contribution. Direct contribution is defined as gross margin less direct operating expense. The “Corporate and Unallocated Costs” category of expenses include corporate sales and marketing, home office general and administrative expenses, annual bonus and equity compensation. These expenses are not included in the measure of segment direct contribution and as such are reported as “Corporate and Unallocated Costs” and are included in the reconciliation to income (loss) before income taxes. A measure of assets is not applicable, as segment assets are not regularly reviewed by the CODM for evaluating performance or allocating resources.

The table below represents information about the Company’s reportable segments for the three and six months ended June 30, 2015 and 2014 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net sales to external customers:
CPE	$837,964	$1,022,925	$1,659,638	$1,916,526
N&C	422,124	409,699	815,624	741,268
Other	(11)	(3,553)	(28)	(3,706)

Total	1,260,077	1,429,071	2,475,234	2,654,088

Direct contribution:
CPE	150,308	224,783	301,759	416,570
N&C	117,595	104,552	211,798	169,916

Segment total	267,903	329,335	513,557	586,486

Corporate and unallocated costs	(147,011)	(166,406)	(288,902)	(310,067)
Amortization of intangible assets	(56,783)	(58,735)	(113,930)	(122,736)
Integration, acquisition, restructuring and other	(12,566)	(12,518)	(13,465)	(24,020)

Operating income	51,543	91,676	97,260	129,663

Interest expense	28,454	18,225	41,821	34,823
Loss on investments	1,410	3,236	3,119	4,911
Interest income	(558)	(701)	(1,279)	(1,284)
(Gain) loss on foreign currency	(6,659)	1,332	(6,639)	653
Other expense ( income), net	934	4,422	7,997	6,594

Income before income taxes	$27,962	$65,162	$52,241	$83,966

Note 15. Sales Information

ARRIS sells its products primarily in the United States. The Company’s international revenue is generated from Asia Pacific, Canada, Europe, and Latin America. Sales to customers outside of United States were approximately 29.1% and 21.8%, for the three months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015 and 2014, sales to customers outside of United States were approximately 27.9% and 23.6%, respectively.

International sales by region for the three and six months ended June 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Americas, excluding U.S. (1)	$242,543	$200,111	$447,401	$414,083
Asia Pacific	36,060	42,138	70,043	75,090
EMEA	88,070	68,681	173,632	136,126

Total international sales	$366,673	$310,930	$691,076	$625,299

(1)	Excludes U.S. sales of $893.4 million and $1,784.1 million for the three and six months ended June 30, 2015, respectively. Excludes U.S. sales of $1,118.2 million and $2,028.8 million for the three and six months ended June 30, 2014, respectively.

Note 16. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the periods indicated (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic:
Net income attributable to ARRIS Group Inc.	$16,758	$39,024	$35,883	$79,824

Weighted average shares outstanding	146,293	144,415	145,823	143,637

Basic earnings per share	$0.11	$0.27	$0.25	$0.56

Diluted:
Net income attributable to ARRIS Group Inc.	$16,758	$39,024	$35,883	$79,824

Weighted average shares outstanding	146,293	144,415	145,823	143,637
Net effect of dilutive equity awards	2,983	3,648	3,309	3,973

Total	149,276	148,063	149,132	147,610

Diluted earnings per share	$0.11	$0.26	$0.24	$0.54

For the three and six months ended June 30, 2015, approximately 0.6 thousand and 0.3 thousand of the equity-based awards, respectively, were excluded from the computation of diluted earnings per share shares because their effect would have been anti-dilutive. During the same periods in 2014, approximately 3.7 thousand and 6.7 thousand of the equity-based awards, respectively, were excluded from the dilutive securities above. These exclusions are made if the exercise price of these equity-based awards is in excess of the average market price of the common stock for the period, or if the Company has net losses, both of which have an anti-dilutive effect.

During the six months ended June 30, 2015, the Company issued 1.9 million shares of its common stock related to stock option exercises and the vesting of restricted shares, as compared to 3.1 million shares for the twelve months ended December 31, 2014.

The Company has not paid cash dividends on its common stock since its inception.

Note 17. Changes in Equity

The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to shareholders of ARRIS Group, Inc. and equity attributable to noncontrolling interest (in thousands ):

	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total ARRIS Group, Inc stockholders’ equity	Non controlling Interest	Total stockholders’ equity
Balance, December 31, 2014	$1,796	$1,739,700	$(306,330)	$266,642	$(11,047)	$1,690,761	$—	$1,690,761
Net income (loss)	—	—	—	35,883	—	35,883	(1,615)	34,268
Other comprehensive income (loss), net of tax	—	—	—	—	(1,617)	(1,617)	(15)	(1,632)
Contribution from noncontrolling interest	—	—	—	—	—	—	54,250	54,250
Compensation under stock award plans	—	30,267	—	—	—	30,267	—	30,267
Issuance of common stock and other	18	(17,005)	—	—	—	(16,987)	—	(16,987)
Repurchase of common stock	—	—	(24,999)	—	—	(24,999)	—	(24,999)
Income tax benefit related to exercise of stock options	—	12,842	—	—	—	12,842	—	12,842

Balance, June 30, 2015	$1,814	$1,765,804	$(331,329)	$302,525	$(12,664)	$1,726,150	$52,620	$1,778,770

Note 18. Income Taxes

For the six months ended June 30, 2015 and 2014, the Company recorded income tax expense of $18.0 million and $4.1 million, respectively. Below is a summary of the components of the tax expense for the three and six month periods ended June 30, 2015 and 2014 (in thousands, except for percentages):

	Three Months Ended June 30,
	2015			2014
	Income Before Tax	Income Tax Expense (Benefit)	Effective Tax Rate	Income Before Tax	Income Tax Expense (Benefit)	Effective Tax Rate
Non-discrete items	$33,246	$12,819	38.6%	$82,805	$29,614	35.8%
Loss on real estate held for sale				(2,125)	(758)
Write down in cost method investment				(3,000)	(1,070)
Integration and acquisition costs				(12,518)	(4,170)
Change in state deferred rates				–	505
U.S. loss on AVN	(5,284)
Other				–	2,017

Total	$27,962	$12,819	45.8%	$65,162	$26,138	40.1%

	Six Months Ended June 30,
	2015			2014
	Income Before Tax	Income Tax Expense (Benefit)	Effective Tax Rate	Income Before Tax	Income Tax Expense (Benefit)	Effective Tax Rate
Non-discrete items	$57,525	$21,791	37.9%	$113,111	$40,440	35.8%
Loss on real estate held for sale				(2,125)	(758)
Write down in cost method investment				(3,000)	(1,070)
Integration and acquisition costs				(24,020)	(8,563)
Change in state deferred rates				–	(5,239)
Change in valuation allowances		(3,818)		–	(18,163)
U.S. loss on AVN	(5,284)
Other				–	(2,505)

Total	$52,241	$17,973	34.4%	$83,966	$4,142	4.9%

•

The change in the income tax expense for the three and six month periods ended June 30, 2015 compared to the three and six months period ended June 30, 2014, was due to the release of valuation allowances on net operating losses acquired in the Motorola Home transaction, a benefit of $5.2 million from changes in state deferred income tax rates resulting from state tax planning, and other benefits relating to the integration of the Motorola Home business which occurred during 2014 and did not recur in 2015. Additionally, a benefit was recorded during the first quarter of 2015 for the release of $3.8 million of valuation allowances on capital loss carryforwards, which were utilized to offset capital gains generated by the taxable sale of real property in San Diego, California.

•	For the three month period ended June 30, 2015, ARRIS recorded no tax benefit on operating losses of $5.3 million from AVN. ARRIS purchased a 65% interest in this venture during the second quarter.

•	For the six month period ended June 30, 2015, the Company did not record any benefits attributed to research and development tax credits, as the tax credit has not been reenacted.

The earnings from the Company’s non-U.S. subsidiaries are considered to be permanently invested outside of the United States, with the exception of our Israeli entity. Accordingly, no provision for U.S. federal and state income taxes on those non-U.S. earnings has been made in the accompanying consolidated financial statements. Any future distribution of these non-U.S. earnings may subject the Company to both U.S. federal and state income taxes, after reduction for foreign taxes credited.

Note 19. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of taxes, for the six months ended June 30, 2015 and 2014 (in thousands):

	Available-for sale securities	Change related to pension liability	Derivative instruments	Cumulative translation adjustments	Total
Balance as of December 31, 2014	$25	$(7,181)	$(3,166)	$(725)	$(11,047)
Other comprehensive (loss) income before reclassifications	37	83	(3,791)	(270)	(3,941)
Amounts reclassified from accumulated other comprehensive income (loss)	–	–	2,324	–	2,324

Net current-period other comprehensive income (loss)	37	83	(1,467)	(270)	(1,617)

Balance as of June 30, 2015	$62	$(7,098)	$(4,633)	$(995)	$(12,664)

	Available-for sale securities	Change related to pension liability	Derivative instruments	Cumulative translation adjustments	Total
Balance as of December 31, 2013	$306	$(2,416)	$(2,541)	$(11)	$(4,662)
Other comprehensive (loss) income before reclassifications	(156)	–	(4,335)	131	(4,360)
Amounts reclassified from accumulated other comprehensive income (loss)	–	–	2,373	–	2,373

Net current-period other comprehensive income (loss)	(156)	–	(1,962)	131	(1,987)

Balance as of June 30, 2014	$150	$(2,416)	$(4,503)	$120	$(6,649)

Note 20. Commitments and Contingencies

Bank Guarantees

The Company has outstanding bank guarantees, of which certain amounts are collateralized by restricted cash. As of June 30, 2015, the restricted cash associated with the outstanding bank guarantee was $0.9 million which is reflected in Other Assets on the Consolidated Balance Sheets.

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

Business and Financial Highlights

Business Highlights

•	Two acquisitions were announced in April 2015:
—	The formation of a new venture with Charter Communications to acquire ActiveVideo Networks, Inc., which was completed on April 30, 2015.
—	A deal to acquire Pace plc (“Pace”) to expand our product offerings and international reach.
•	Amended our credit agreement that provides for improved terms and conditions and provides the necessary funding for the cash component of the Pace acquisition

CPE Segment

•

Net sales and direct contribution decreased by 18% and 33% respectively year-over-year, reflecting continued operator subscriber growth challenges. Sequential sales and direct contribution consistent with prior quarter results.

•	Experienced strong broadband volumes tied to higher speed data service deployments.
•	Successfully qualified next generation video and broadband gateway devices, the XG1v3 and the TG1682, and initiated shipments.
•	Continued IPTV set top business expansion in EMEA, including launch of new Tier I customer.
•	Continued expansion of data gateway segment with launch of latest multiband Wi-Fi devices

N&C Segment

•

Net sales and direct contribution dollars increased by 3% and 12% respectively year-over-year, with the strongest growth coming from our HFC and Professional Services businesses along with another solid quarter of CMTS sales.

•

Net sales and direct contribution increased 7% and 25% respectively quarter over quarter led by increased sales of HFC and Video Systems equipment. Margins also benefited by an increasing mix of CMTS software license sales.

•	Announced a new Systems Integration initiative to deploy Carrier-Class Wi-Fi Systems that combine partner infrastructure and access products with ARRIS CPE and ARRIS services and managed solutions.
•

Completed the formation of a new venture with Charter Communications and completed the acquisition of AVN – the developer of CloudTV, a cloud-based software platform that enables service providers to rapidly deploy new services by virtualizing consumer premises equipment (CPE) functions in the cloud. The Company accounts for the venture using the consolidated method. Second quarter results include two months of operating performance for this venture, with a modest dilutive effect.

Financial Highlights

•	Net sales in the second quarter and first half of 2015 were $1,260.1 million and $2,475.2 million, respectively, as compared to $1,429.1 million and $2,654.1 million in the same periods in 2014.
•	Gross margin percentage was 28.9% in the second quarter of 2015, which compares to 29.3% in the second quarter of 2014.
•

Total operating expenses (excluding amortization of intangible assets, integration, acquisition, restructuring and other costs) in the second quarter of 2015 were $243.5 million, as compared to $256.5 million in the same period last year.

•

We ended the second quarter of 2015 with $622.8 million of cash, cash equivalents, and short-term and long-term marketable security investments. The Company generated $8.6 million of cash from operating activities through the first six months of 2015, which compares to $247.3 million generated during the same period in 2014.

•

We ended the second quarter 2015 with long-term debt of $1,533.8 million, at face value, the current portion of which is $49.5 million. We repaid $13.8 million of our Term Loans under our credit facility and $15 million of indebtedness related to AVN in the first six months of 2015.

Comparison of Operations for the Three and Six Months Ended June 30, 2015 and 2014

Net Sales

The table below sets forth our net sales for the three and six months ended June 30, 2015 and 2014, for each of our segments (in thousands):

	Net Sales				Increase (Decrease) Between 2015 and 2014
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended June 30		For the Six Months Ended June 30
	2015	2014	2015	2014	$	%	$	%

Segment:
CPE	$837,964	$1,022,925	$1,659,638	$1,916,526	$(184,961)	(18.1)%	$(256,888)	(13.4)%
N&C	422,124	409,699	815,624	741,268	12,425	3.0%	74,356	10.0%
Other	(11)	(3,553)	(28)	(3,706)	3,542	99.7%	3,678	99.2%

Total sales	$1,260,077	$1,429,071	$2,475,234	$2,654,088	$(168,994)	(11.8)%	$(178,854)	(6.7)%

The table below sets forth our domestic and international sales for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Net Sales				Increase (Decrease) Between 2015 and 2014
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended June 30		For the Six Months Ended June 30
	2015	2014	2015	2014	$	%	$	%
Domestic	$893,404	$1,118,141	$1,784,158	$2,028,789	$(224,737)	(20.1)%	$(244,631)	(12.1)%
International
Americas, excluding U.S.	242,543	200,111	447,401	414,083	42,432	21.2%	33,318	8.0%
Asia Pacific	36,060	42,138	70,043	75,090	(6,078)	(14.4)%	(5,047)	(6.7)%
EMEA	88,070	68,681	173,632	136,126	19,389	28.2%	37,506	27.6%

Total International	366,673	310,930	691,076	625,299	55,743	17.9%	65,777	10.5%

Total sales	$1,260,077	$1,429,071	$2,475,234	$2,654,088	$(168,994)	(11.8)%	$(178,854)	(6.7)%

Customer Premises Equipment Net Sales 2015 vs. 2014

During the three and six months ended June 30, 2015, net sales in our CPE segment decreased by approximately 18.1% and 13.4%, respectively, as compared to the same period in 2014.

For the three and six months ended June 30, 2015, CPE products declined primarily as a result of lower video CPE product sales compared to the same period the prior year. The decline was driven by sales of new product introductions and platform transitions implemented by certain customers during 2014 which did not reoccur, as well as telco customer subscriber growth challenges in 2015. This was partially offset for the three months ended June 30, 2015 by slight growth in sales of broadband CPE product.

Network and Cloud Net Sales 2015 vs. 2014

During the three and six months ended June 30, 2015, net sales in N&C segment increased by approximately 3.0% and 10.0%, respectively, as compared to the same period in 2014.

For the three and six months ended June 30, 2015, net sales of infrastructure equipment increased $1.9 million and $47.5 million, respectively, as compared to the same period the prior year. The increase reflects continued investment by operators in their networks to add capacity and prepare for deployment of DOCSIS 3.1 services. For the three and six months ended June 30, 2015, net sales of professional services increased $11.5 million and $26.8 million, respectively, as compared to the same period the prior year. The growth year over year is a result of a strong pipeline of professional services projects during 2015.

Gross Margin

The table below sets forth our gross margin for the three and six months ended June 30, 2015 and 2014 (in thousands, except percentages):

	Gross Margin				Increase (Decrease) Between 2015 and 2014
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended June 30		For the Six Months Ended June 30
	2015	2014	2015	2014	$	%	$	%
Gross margin dollars	$364,361	$419,412	$700,917	$766,187	$(55,051)	(13.1)%	$(65,270)	(8.5)%
Gross margin percentage	28.9%	29.3%	28.3%	28.9%		(0.4)		(0.6)

During the three and six months ended June 30, 2015, gross margin dollars and gross margin percentage decreased as compared to the same period in 2014. The decrease in gross margin dollars and percentage is primarily the result of product mix and lower sales.

Operating Expenses

The table below provides detail regarding our operating expenses (in thousands):

	Operating Expenses				Increase (Decrease) Between 2015 and 2014
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended June 30		For the Six Months Ended June 30
	2015	2014	2015	2014	$	%	$	%
Selling, general and administrative	$107,209	$112,362	$207,534	$211,494	$(5,153)	(4.6)%	$(3,960)	(1.9)%
Research & development	136,260	144,121	268,729	278,274	(7,861)	(5.5)%	(9,545)	(3.4)%
Amortization of intangibles	56,783	58,735	113,930	122,736	(1,952)	(3.3)%	(8,806)	(7.2)%
Integration, acquisition, restructuring & other	12,566	12,518	13,464	24,020	48	0.4%	(10,556)	(43.9)%

Total	$312,818	$327,736	$603,657	$636,524	$(14,918)	(4.6)%	$(32,867)	(5.2)%

Selling, General, and Administrative, or SG&A, Expenses

Our selling, general and administrative expenses include sales and marketing costs, including personnel expenses for sales and marketing staff expenses, advertising, trade shows, corporate communications, product marketing expenses and other marketing expenses. In addition, general and administrative expenses consist of personnel expenses and other general corporate expenses for corporate executives, finance and accounting, human resources, facilities, information technology, legal and professional fees.

SG&A expenses decreased for the three months ended June 30, 2015 compared to the prior year due to lower variable compensation expense of approximately $6.5 million as a result of lower sales and operating income, $4.9 million decrease in general and administrative expenses primarily related to lower IT and outside service costs, which were partially offset by $4.2 million increase in sales and marketing expenses and $2.1 million of incremental expense associated with the AVN acquisition.

SG&A expenses decreased for the six months ended June 30, 2015 compared to the prior year. The decrease is due to lower variable compensation expense of approximately $9.1 million as a result of lower sales and operating income, $3.7 million decrease in general and administrative expenses primarily related to lower IT and outside service costs offset by $6.8 million increase in sales and marketing expenses and $2.1 million of incremental expense associated with the AVN acquisition.

Research and Development or R&D, Expenses

Research and development expenses consist primarily of personnel expenses, payments to suppliers for design services, product certification expenditures to qualify our products for sale into specific markets, prototypes, other consulting fees and reasonable allocations of our information technology and corporate facility costs. Research and development expenses are recognized as they are incurred.

During the three months ended June 30, 2015, R&D expenses decreased as compared to the same period in 2014. The decrease is due to lower variable compensation expense of approximately $4.9 million as a result of lower sales and operating income, $4.4 million reduction in consulting fees and lower IT expenses, which were partially offset by $1.5 million of incremental expense associated with the AVN acquisition.

During the six months ended June 30, 2015, R&D expenses decreased as compared to the same period in 2014. The decrease is due to lower variable compensation expense of approximately $7.7 million as a result of lower sales and operating income, $3.3 million reduction primarily in consulting fees, project related expenses and lower IT expenses, which were partially offset by $1.5 million of incremental expense associated with the AVN acquisition.

Integration, Acquisition, Restructuring and Other Costs

During the three months ended June 30, 2015 and 2014, we recorded integration, acquisition, restructuring and other costs of $12.6 million and $12.5 million, respectively. For the six months ended June 30, 2015 and 2014, integration, acquisition, restructuring and other cost was $13.5 million and $24.0 million, respectively. The decline year over year, primarily related to integration related outside services and legal fees incurred in 2014 related to the acquisition of Motorola Home. Costs in 2015 are primarily related to the AVN acquisition and the proposed acquisition of Pace and are expected to increase as we work to complete and integrate the Pace acquisition.

Amortization of Intangible Assets

Our intangible amortization expense relates to finite-lived intangible assets acquired in business combinations. Intangibles amortization expense for the three months ended June 30, 2015 and 2014 was $56.8 million and $58.7 million, respectively. For the six months ended June 30, 2015 and 2014, intangible amortization expense was $113.9 million and $122.7 million, respectively.

Direct Contribution

The table below sets forth our direct contribution, which is defined as gross margin less direct operating expenses, for the three and six months ended June 30, 2015 and 2014, for each of our segments (in thousands):

	Direct Contribution				Increase (Decrease) Between 2015 and 2014
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended June 30		For the Six Months Ended June 30
	2015	2014	2015	2014	$	%	$	%
Segment:
CPE	$150,308	$224,783	$301,759	$416,570	$(74,475)	(33.1)%	$(114,811)	(27.6)%
N&C	117,595	104,552	211,798	169,916	13,043	12.5%	41,882	24.6%

Total	$267,903	$329,335	$513,557	$586,486	$(61,432)	(18.7)%	$(72,929)	(12.4)%

Customer Premises Equipment Direct Contribution 2015 vs. 2014

During the three and six months ended June 30, 2015 direct contribution in our CPE segment decreased by approximately 33.1% and 27.6%, respectively, as compared to the same period in 2014. The decrease is primarily attributable to decline in shipments of video and broadband CPE products.

Network and Cloud Direct Contribution 2015 vs. 2014

During the three and six months ended June 30, 2015, direct contribution in our N&C segment increased by approximately 12.5% and 24.6%, respectively, as compared to the same period in 2014. The increase is primarily attributable to higher sales and product mix. We realized an increased margin contribution from CMTS software license sales as well as growth in our professional services in the second quarter of 2015.

Other Expense (Income)

Interest Expense

Interest expense for the three months ended June 30, 2015 and 2014 was $28.4 million and $18.2 million, respectively. For the six months ended June 30, 2015 and 2014, interest expense was $41.8 million and $34.8 million, respectively. Interest expense reflects the amortization of deferred finance fees, the debt discount for the term loans and interest paid on notes and term loans and other debt obligations.

Additionally, in connection with the Amended Credit Agreement, as of June 30, 2015, we expensed approximately $12.3 million of debt issuance costs and wrote off approximately $2.1 million of existing debt issuance costs associated with certain lenders who were not party to the amended Term Loan A Facility and Revolving Credit Facility, which were included as interest expense in the Consolidated Statements of Operations for the three and six months ended June 30, 2015.

Interest Income

Interest income during the three months ended June 30, 2015 and 2014 was $0.6 million and $0.7 million, respectively. During the six months ended June 30, 2015 and 2014, interest income was $1.3 million. The income reflects interest earned on cash, cash equivalents, short-term and long-term marketable security investments.

(Gain) Loss on Foreign Currency

During the three and six months ended June 30, 2015, we recorded a foreign currency (gain) of approximately ($6.7) million and ($6.6) million, respectively. During the three and six months ended June 30, 2014, we recorded a foreign currency loss of approximately $1.3 million and $0.7 million, respectively. We have US dollar functional currency entities that bill certain international customers in their local currency. Additionally, certain intercompany transactions created in conjunction with the Motorola Home acquisition are denominated in foreign currencies and subject to revaluation. To mitigate the volatility related to fluctuations in the foreign exchange rates, we may enter into various foreign currency contracts.

As part of the pending Pace acquisition, we will be obligated to pay the Pace Scheme shareholders 132.5 pence per share in cash consideration, which is approximately 439 million British pounds as of June 30, 2015. As such during the quarter ended June 30, 2015, we initiated foreign currency forward contracts to purchase British pounds and sell U.S. Dollars to manage the risk arising from fluctuations in exchange rates until the closing. The notional amount of the contracts was 220 million British pounds, which mature on March 31, 2016. The contracts fixed the British pound to U.S. dollar forward exchange rate at various rates. A gain of $6.8 million was recorded during the second quarter of 2015 related to these British pound forward contracts.

Loss on Investments

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

During the three months ended June 30, 2015 and 2014, we recorded a net loss, including impairment charges, related to these investments of $1.4 million, and $3.2 million, respectively. During the six months ended June 30, 2015 and 2014, we recorded a net loss, including impairment charge in 2014, related to these investments of $3.1 million, and $4.9 million, respectively.

During the second quarter of 2015 and 2014, the Company performed an evaluation of its investments and concluded that indicators of impairment existed for certain investments, and that their fair value had declined. This resulted in other-than-temporary impairment charges of $0.2 million and $3.0 million, respectively.

Other Expense (Income), net

Other expense (income), net for the three months ended June 30, 2015 and 2014 was $0.9 million and $4.4 million, respectively. For the six months ended June 30, 2015 and 2014, other expense was $8.0 million and $6.6 million, respectively.

During the quarter ended March 31, 2015, the Company recorded a loss of $5.3 million from the sale of land and building associated with its San Diego campus facilities.

For the three months ended June 30, 2014, we recorded a $2.1 million write-down in the carrying value of land and building which was classified as held for sale as a result of obtaining a letter of intent for its sale and is included in other expense (income), net.

Income Tax Expense

For the three and six month periods ended June 30, 2015, we recorded income tax expense of $12.8 million and $18.0 million, respectively as compared to a tax expense of $26.1 million and $4.1 million, respectively in the same periods in 2014. The change in the income tax expense for the six month period ended June 30, 2015, compared to the six month period ended June 30, 2014, was due to the release of valuation allowances on net operating losses acquired in the Motorola Home transaction, a benefit of $5.2 million from changes in state deferred income tax rates resulting from state tax planning, and other benefits relating to the integration of the Motorola Home business which occurred during 2014 and did not recur in 2015. Additionally, a benefit was recorded during the first quarter of 2015 for the release of $3.8 million of valuation allowances on capital loss carryforwards, which were utilized to offset capital gains generated by the taxable sale of real property in San Diego, California. Furthermore, during the second quarter of 2015, ARRIS purchased a 65% interest in AVN. AVN incurred an operating loss during the second quarter on which no tax benefit has been recorded.

Non-GAAP Measures

As part of our ongoing review of financial information related to our business, we regularly use non-GAAP measures, in particular non-GAAP earnings, as we believe they provide a meaningful insight into our business and trends. We also believe that these non-GAAP measures provide readers of our financial statements with useful information and insight with respect to the results of our business. However, the presentation of non-GAAP information is not intended to be considered in isolation or as a substitute for results prepared in accordance with GAAP. Below are tables for the three and six months ended June 30, 2015 and 2014 which detail and reconcile GAAP and non-GAAP net sales and adjusted net income:

	For the three months ended June 30, 2014		For the three months ended June 30, 2015		For the six months ended June 30, 2014		For the six months ended June 30, 2015
	Amount		Amount		Amount		Amount
Net sales	$1,429,071		$1,260,077		$2,654,088		$2,475,235
Adjustments:
Acquisition accounting impacts of deferred revenue	3,489		–		$3,695		$–

Adjusted net sales	$1,432,560		$1,260,077		$2,657,783		$2,475,235

	Q2 2014		Q2 2015		YTD 2014		YTD 2015
	Amount	Per Diluted Share	Amount	Per Diluted Share	Amount	Per Diluted Share	Amount	Per Diluted Share
Net income attributable to ARRIS Group, Inc.	$39,024	$0.26	$16,758	$0.11	$79,824	$0.54	$35,883	$0.24
Adjustments:
Impacting gross margin:
Stock compensation expense	1,835	0.01	2,214	0.01	3,110	0.02	4,005	0.03
Acquisition accounting impacts of deferred revenue	2,802	0.02	–	–	3,001	0.02	–	–
Impacting operating expenses:
Integration, acquisition, restructuring and other costs	12,518	0.08	12,566	0.08	24,020	0.16	13,464	0.09
Amortization of intangible assets	58,735	0.40	56,783	0.38	122,736	0.83	113,930	0.76
Stock compensation expense	13,449	0.09	14,079	0.09	23,207	0.16	26,262	0.18
Noncontrolling interest share of non-GAAP adjustments	–	–	(799)	(0.01)		–	(799)	(0.01)
Impacting other (income) / expense:
Impairment on investments	3,000	0.02	150	–	3,000	0.02	150	–
Debt amendment fees	–	–	14,382	0.10	–	–	14,382	0.10
Asset held for sale impairment	2,125	0.01	–	–	2,125	0.01	–	–
FX contract gains related to cash consideration of Pace acquisition	–	–	(6,845)	(0.05)	–	–	(6,845)	(0.05)
Loss on sale of building	–	–	–	–	–	–	5,142	0.03
Net tax items	(29,204)	(0.20)	(30,122)	(0.20)	(88,054)	(0.60)	(60,655)	(0.41)

Total adjustments	65,260	0.44	62,408	0.42	93,145	0.63	109,036	0.73

Adjusted net income	$104,284	$0.70	$79,166	$0.53	$172,969	$1.17	$144,920	$0.97

Weighted average common shares – diluted		148,063		149,276		147,610		149,133

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

Integration, Acquisition, Restructuring and Other Costs: We have excluded the effect of acquisition, integration, and other expenses and the effect of restructuring expenses in calculating our non-GAAP operating expenses and net income measures. We incurred expenses in connection with the acquisition of AVN, the Motorola Home acquisition, the anticipated Pace acquisition and, which we generally would not otherwise incur in the periods presented as part of our continuing operations. Acquisition and integration expenses consist of transaction costs, costs for transitional employees, other acquired employee related costs, and integration related outside services. Restructuring expenses consist of employee severance, abandoned facilities, and other exit costs. We believe it is useful to understand the effects of these items on our total operating expenses.

Noncontrolling Interest share of Non-GAAP Adjustments: In the second quarter of 2015, ARRIS and Charter formed a venture that acquired ActiveVideo Networks, Inc. ARRIS and Charter own 65% and 35%, respectively, of the venture. The venture is accounted for by ARRIS under the consolidation method. As a result, the consolidated statements of operations include the revenues, expenses, and gains and losses of the noncontrolling interest. The amount of net income (loss) related to the noncontrolling interest are reported and presented separately in the consolidated statement of operations. We have excluded the noncontrolling share of any non GAAP adjusted measures recorded by the venture, as we believe it is useful to understand the effect of excluding this item when evaluating our ongoing performance.

Impairment of Investment: We have excluded the effect of an other-than-temporary impairment of a cost method investment in calculating our non-GAAP financial measures. We believe it is useful to understand the effect of this non-cash item in our other expense (income).

Debt Amendment Fees: In the second quarter of 2015, the Company amended its credit agreement. This debt modification allowed us to improve the terms and conditions of the credit agreement, extend the maturities of certain loan facilities, increase the amount of the revolving credit facility, and add a new term A-1 loan facility. It is our intent that the new term A-1 loan facility be funded upon the closing of the Pace Acquisition. If the Pace acquisition does not close, the entire facility is available to ARRIS so long as $400 million drawn is used to reduce other debt; $400 million can be used for general corporate purposes. Certain fees related to the debt modification have already been paid, and other fees related to the new term A-1 loan facility will be paid upon funding. We believe it is useful to understand the effect of this on our other expense (income).

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

Foreign Exchange Contract Gains Related to Cash Consideration of Pace Acquisition: In the second quarter of 2015, the Company announced its intent to acquire Pace plc in exchange for stock and cash. We subsequently entered into foreign exchange forward contracts in order to hedge the foreign currency risk associated with the cash consideration of the Pace Acquisition. These foreign exchange forward contracts were not designated as hedges, and accordingly, all changes in the fair value of these instruments are recognized as a loss (gain) on foreign currency in the Consolidated Statements of Operations. We believe it is useful to understand the effect of this on our other expense (income).

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

Financial Liquidity and Capital Resources

Overview

One of our key strategies remains maintaining and improving our capital structure. The key metrics we focus on are summarized in the table below:

Liquidity & Capital Resources Data

	Six Months Ended June 30,
	2015	2014
	(in thousands, except DSO and turns)
Key Working Capital Items
Cash provided by operating activities	$8,593	$247,301
Cash, cash equivalents, and short-term investments	$619,791	$551,863
Long-term U.S. corporate & government agency bonds	$3,043	$–
Accounts receivable, net	$785,869	$723,527
Days Sales Outstanding (“DSOs”)	50	43
Inventory	$389,556	$297,848
Inventory turns	9.1	12.9
Key Financing Items
Term loans at face value	$1,533,813	$1,575,063
Cash used for debt repayment	$28,750	$182,153
Lease financing obligation	$58,729	$–
Cash used for share repurchases	$24,999	$–
Key Investing Items
Capital expenditures	$24,321	$26,292

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

Accounts receivable increased during the first six months of 2015 as compared to 2014, primarily as a result of payment patterns of our customer and timing of shipments to customers. Some international customers delayed payments as they dealt with exchange rate fluctuations. Additionally, in 2015, we have higher international accounts receivable. Customers internationally typically have longer payment terms.

Inventory increased during the first six months of 2015 as compared to the first six months of 2014, but down from December 31, 2014. The increase in inventory was primarily as a result of timing of customer requirements. Inventory turns during the first six months of 2015 were 9.1 as compared to 12.9 in the same period of 2014.

Term Debt Repayments

In the first half of 2015, we repaid $28.8 million of our term debt, of which $13.8 million was term debt under our senior secured credit facilities and $15.0 million was debt assumed and settled in conjunction with the AVN acquisition in April 2015.

In connection with the Amended Credit Agreement, no mandatory or optional prepayments were made for the three months ended June 30, 2015. Quarterly principal payments on Term Loan A under the Amended Credit Facility will begin on September 30, 2015, and the quarterly principal payments on Term Loan A-1 will begin in the quarter in which the facility is funded.

Lease Financing Obligation

In the first quarter of 2015, we sold our San Diego office complex consisting of land and buildings. We concurrently entered into a leaseback arrangement for two of the buildings (Building 1 and Building 2). One of the buildings (Building 1) did not qualify for sale leaseback accounting due to continuing involvement that will exist for the 10-year lease term. Accordingly, the carrying value of Building 1 will remain on the Company’s balance sheet and will be depreciated over the ten-year lease period with the proceeds reflected as a financing obligation.

Common Share Repurchases

During the first quarter of 2015, we repurchased 0.9 million shares of our common stock for $25.0 million at an average stock price of $28.70. No repurchases were made during the second quarter of 2015.

Summary of Current Liquidity Position and Potential for Future Capital Raising

We believe our current liquidity position, where we have approximately $622.8 million of cash, cash equivalents, short-term and long-term investments on hand as of June 30, 2015, together with approximately $497.5 million in availability under our new Revolving Credit Facility, together with the prospects for continued generation of cash from operations are adequate for our short- and medium-term business needs. Our cash, cash-equivalents, short-term and long-term investments as of June 30, 2015 include approximately $161.6 million held by foreign subsidiaries whose earnings we expect to reinvest indefinitely outside of the United States. We do not expect to need the cash generated by those foreign subsidiaries to fund our domestic operations. However, in the unforeseen event that we repatriate cash from those foreign subsidiaries, in excess of what is owed to the United States parent, we may be required to provide for and pay U.S. taxes on permanently repatriated funds.

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

Senior Secured Credit Facilities

On June 18, 2015, we amended and restated our existing credit agreement dated March 27, 2013 (the “Existing Credit Agreement”) to improve the terms and conditions of the credit agreement, extend the maturities of certain loan facilities, increase the amount of the revolving credit facility, and add a new term A-1 loan facility to fund the planned acquisition of Pace. The credit facility under the amended credit agreement (the “Amended Credit Agreement”) was entered into with Bank of America, N.A. and various other institutions, and is comprised of (i) a “Term Loan A Facility” of $990 million, (ii) a “Term Loan B Facility” of $543.8 million, (iii) a “Revolving Credit Facility” of $500 million and (iv) a “Term Loan A-1 Facility” of $800 million, which is expected to be funded upon the closing of the planned acquisition of Pace. If the planned acquisition of Pace is terminated or abandoned, we may use the $400 million of the Term Loan A-1 Facility proceeds for general corporate purposes and an additional amount up to $400 million, to the extent available, to refinance existing indebtedness. The Amended Credit Agreement refinanced the Term Loan A Facility and Revolving Credit Facility under the Existing Credit Agreement while the Term Loan B Facility is a continuation of the Term Loan B Facility under the Existing Credit Agreement. Under the Amended Credit Agreement, the Term Loan A Facility and the Revolving Credit Facility will mature on June 18, 2020. The Term Loan B Facility will mature on April 17, 2020. We determined that the refinancing transaction was treated as a debt modification as the changes in the terms of the amended Term Loan A Facility and Revolving Credit Facility were not considered substantial. In connection with the Amended Credit Agreement, as of June 30, 2015, we capitalized approximately $5.0 million of financing fees and $3.2 million of original issuance discount. In addition, we expensed approximately $12.3 million of debt issuance costs and wrote off approximately $2.1 million of existing debt issuance costs associated with certain lenders who were not party to the amended Term Loan A Facility and Revolving Credit Facility, which were included as interest expense in the Consolidated Statements of Operations for the three and six months ended June 30, 2015. Interest rates on borrowings under the senior secured credit facilities are set forth in the table below. As of June 30, 2015, we had $1,533.8 million face value outstanding under the Term Loan A and Term Loan B Facilities, no borrowings under the Revolving Credit Facility and letters of credit totaling $2.5 million issued under the Revolving Credit Facility.

	Rate	As of June 30, 2015
Term Loan A	LIBOR + 1.75%	1.94%
Term Loan B	LIBOR(1) + 2.50%	3.25%
Revolving Credit Facility(2)	LIBOR + 1.75%	Not Applicable

(1)	Includes LIBOR floor of 0.75%
(2)	Includes unused commitment fee of 0.35% and letter of credit fee of 1.75% not reflected in interest rate above.

Borrowings under the senior secured credit facilities are secured by first priority liens on substantially all of the assets of ARRIS and certain of its present and future subsidiaries who are or become parties to, or guarantors under, the Amended Credit Agreement governing the senior secured credit facilities. The Amended Credit Agreement provides terms for mandatory prepayments and optional prepayments and commitment reductions. The Amended Credit Agreement also includes events of default, which are customary for facilities of this type (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all amounts outstanding under the credit facilities may be accelerated. The Amended Credit Agreement contains usual and customary limitations on indebtedness, liens, restricted payments, acquisitions and asset sales in the form of affirmative, negative and financial covenants, which are customary for financings of this type, including the maintenance of a minimum interest coverage ratio of 3.50:1and a maximum leverage ratio of 3.75:1 (with a scheduled decrease to 3.50:1). As of June 30, 2015, we were in compliance with all covenants under the Amended Credit Agreement.

The Amended Credit Agreement provides for certain adjustments to the interest rates paid on the Term Loan A, Term Loan A-1, Term Loan B and Revolving Credit Facility based upon certain leverage ratios.

During the six months ended June 30, 2015, we made mandatory prepayments of approximately $13.8 million related to the senior secured credit facilities. In addition, we paid $15 million of debt assumed in the AVN acquisition. No mandatory or optional prepayments were made for the three months ended June 30, 2015. Quarterly principal payments of $12.4 million on Term Loan A will begin on September 30, 2015 and the quarterly principal payments on Term Loan A-1 will begin in the quarter in which the facility is funded.

Commitments

Our contractual obligations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014. There has been no material change to our contractual obligations during the first six months of 2015, with the exception of the lease financing obligation and amendment to our senior secured credit facility, as discussed above.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Cash Flow

Below is a table setting forth the key line items of our Consolidated Statements of Cash Flows (in thousands):

	For the Six Months Ended June 30,
	2015	2014
Cash (used in) provided by
Operating activities	$8,593	$247,301
Investing activities	(130,190)	(24,668)
Financing activities	46,746	(181,794)

Net (decrease) increase in cash and cash equivalents	$(74,851)	$40,839

Operating Activities:

Below are the key line items affecting cash provided by operating activities (in thousands):

	For the Six Months Ended June 30,
	2015	2014
Consolidated net income	$34,268	$79,824
Adjustments to reconcile net income to cash provided by operating activities	180,957	179,909

Net income including adjustments	215,225	259,733
Increase in accounts receivable	(188,360)	(104,036)
Decrease in inventory	11,609	32,281
Increase in accounts payable and accrued liabilities	28,917	62,050
All other – net	(58,798)	(2,727)

Cash provided by operating activities	$8,593	$247,301

Consolidated net income including adjustments, decreased $44.5 million during the first six months of 2015 as compared to 2014 primarily due to lower sales.

Accounts receivable increased by $188.4 million during the first six months of 2015. This increase was primarily a result of purchasing pattern and payment patterns of our customers. Some international customers have delayed payments as they dealt with exchange rate fluctuations. Additionally, in 2015, we have higher international accounts receivable. Customers internationally typically have longer payment terms.

Inventory decreased by $11.6 million during the first six months of 2015, reflecting robust demand for certain products.

Accounts payable and accrued liabilities increased by $28.9 million during the first six months of 2015. The significant component of this change was an increase in accounts payable reflecting timing of payments and an increase in deferred revenue, offset by a decrease in accrued liabilities reflecting the payment of annual bonuses, warranty claims paid, in the first quarter as well as payment of the liabilities assumed during the AVN acquisition.

All other accounts, net, include changes in other receivables, income taxes payable (recoverable), and prepaid expenses. The other receivables represent amounts due from our contract manufacturers for material used in the assembly of our finished goods. The change in our income taxes recoverable account is a result of the timing of the actual estimated tax payments during the year as compared to the actual tax liability for the year. The net change during the first six months of 2015 was approximately $58.8 million.

Investing Activities:

Below are the key line items affecting investing activities (in thousands):

	For the Six Months Ended June 30,
	2015	2014
Purchases of property, plant and equipment	$(24,321)	$(26,292)
Purchases of investments	(31,103)	(23,160)
Sales of investments	29,615	24,681
Purchase of intangible assets	(34,340)	–
Proceeds from sale-leaseback transaction	24,960	–
Acquisitions, net of cash acquired	(97,905)	84
Other, net	2,904	19

Cash used in investing activities	$(130,190)	$(24,668)

Purchases of property, plant and equipment – This represents capital expenditures which are mainly for test equipment, laboratory equipment, and computing equipment.

Purchases and sales of investments – This represents purchases and sales of securities.

Purchase of intangible assets – Represent primarily the purchase of a non-exclusive license from our agreement to participate in a syndicate to fund RPX Corporation’s purchase of patent assets from Rockstar Consortium and its subsidiaries.

Proceeds from sale-leaseback transaction – Represent proceeds received from the sale of land and building that qualified for sale leaseback accounting.

Acquisitions, net of cash acquired – This represents cash investments for acquisitions.

Other, net – Represent dividend proceeds received from equity investments in 2015 and cash proceeds received from sale of assets in 2014.

Financing Activities:

Below are the key line items affecting our financing activities (in thousands):

	For the Six Months Ended June 30,
	2015	2014
Payment of debt obligations	$(28,750)	$(182,153)
Payment for debt discount	(3,247)	–
Payment for deferred financing costs	(4,992)	–
Proceeds from sale-leaseback financing transaction	58,729	–
Payment of financing lease obligation	(105)	–
Repurchase of common stock	(24,999)	–
Excess income tax benefits from stock-based compensation plans	12,842	11,325
Repurchase of shares to satisfy minimum tax withholdings	(24,986)	(22,412)
Proceeds from issuance of common stock	8,004	11,446
Contribution from noncontrolling interest	54,250	–

Cash provided by (used in) financing activities	$46,746	$(181,794)

Payment of debt obligations – This represents the payment of the term loans under the senior secured credit facilities plus the payment of debt assumed and settled in conjunction with the closing of the AVN acquisition in 2015 and SeaWell acquisition in 2014.

Payment for debt discount – This represents the issuance discount in connection with the execution of our senior secured credit facility under the Amended Credit Agreement.

Payment for deferred financing costs – This represents the financing costs in connection with the execution of our senior secured credit facility under the Amended Credit Agreement. The costs have been deferred and will be recognized over the terms of the credit agreements.

Proceeds from sale-leaseback financing transaction – Represents the portion of the sale of building that did not qualify for sale-leaseback accounting. As such the sale was recorded as a financing transaction that will be amortized over the ten year lease period.

Payment of financing transaction – Represents the amortization related to the portion of the sale of building that did not qualify for sale-leaseback accounting.

Repurchase of common stock – Represents the cash used to buy back the Company’s common stock.

Excess income tax benefits from stock-based compensation plans – This represents the cash that otherwise would have been paid for income taxes if increases in the value of equity instruments also had not been deductible in determining taxable income.

Repurchase of shares to satisfy minimum tax withholdings – This represents the shares withheld to satisfy the minimum tax withholding when restricted stock vests.

Proceeds from issuance of common stock – This represents cash proceeds related to the exercise of employee stock options, offset by expenses paid related to issuance of common stock.

Contribution from noncontrolling interest – This represents the equity investment contributions by the noncontrolling interest in A-C Venture.

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

We have certain international customers who are billed in their local currency and certain international operations that procure in U.S. dollars. We also have certain predicable expenditures for international operations in local currency. Additionally, certain intercompany transactions are denominated in foreign currencies and subject to revaluation. As part of the Pace plc acquisition, we will be obligated to pay the Pace Scheme shareholders 132.5 pence per share in cash consideration, which is approximately 439 million British pounds. We use a hedging strategy and enter into forward or currency option contracts based on a percentage of expected foreign currency revenues and expenses. The percentage can vary, based on the predictability of the exposures denominated in the foreign currency.

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

We execute letters of credit and bank guarantees in favor of certain landlords and vendors to guarantee performance on contracts. Certain financial instruments require cash collateral, and these amounts are reported in Other Assets on the Consolidated Balance Sheets. As of June 30, 2015 and December 31, 2014, we had approximately $0.9 million and $1.4 million outstanding of restricted cash, respectively.

Cash, Cash Equivalents, and Short-Term Investments

Our cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) are primarily held in money market deposit accounts that pay either taxable or non-taxable interest. We hold short-term investments consisting of debt securities classified as available-for-sale, which are stated at estimated fair value. These debt securities consist primarily of commercial paper, certificates of deposits, and U.S. government agency financial instruments.

We hold cost method investments in private companies. These investments are recorded at $16.3 million and $15.2 million as of June 30, 2015 and December 31, 2014, respectively. See Note 5 of Notes to the Consolidated Financial Statements for disclosures related to the fair value of our investments.

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

Capital Expenditures

Capital expenditures are made at a level designed to support the strategic and operating needs of the business. ARRIS’ capital expenditures were $24.3 million in the first six months of 2015 as compared to $26.3 million in the first six months of 2014. Management expects to invest approximately $50 million in capital expenditures for the fiscal year 2015.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in our Form 10-K for the year ended December 31, 2014, as filed with the SEC. Our critical accounting estimates have not changed in any material respect during the six months ended June 30, 2015.

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

AIP v. MSOs, C.A. 12-cv-01690 et al., District of Delaware. On December 11, 2012, AIP filed several suits against service providers alleging infringement of four U.S. patents. The complaint requests unspecified damages for infringement and injunction against future infringement. This case has been stayed pending Inter Partes Review at the Patent and Trademark Office. The Patent Trial and Appeals Board has ruled all claims of the patent are invalid. AIP has filed a notice of appeal to the Court of Appeals for the Federal Circuit. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify one or more of the MSOs and/or pay damages for utilizing certain technology.

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

Bear Creek Technologies v. MSOs, C.A. 2:11-cv-00103, District of Delaware. On February 22, 2011, Bear Creek sued MSOs, Telcos and other VoIP service providers for infringement of US Patent No. 7,889,722, relating to EMTAs. Certain of our customers have requested that we provide indemnification. The complaint requests unspecified damages for past infringement and injunction against future infringement. This case has been stayed pending reexamination of the patent by the United States Patent and Trademark Office. In reexamination the Patent and Trademark Office held all claims invalid, and an appeal of that holding is currently pending with the Patent Trial and Appeals Board. To date, no evidence of damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify the MSOs and/or pay damages for utilizing certain technology.

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

C-Cation v. ARRIS et al., C.A. 14-cv-00059, Eastern District of Texas; C-Cation v. Atlantic Broadband et al., C.A. 15-cv-00295, District of Delaware. On February 4, 2014, C-Cation filed suit against TWC, ARRIS, Cisco and Casa alleging infringement of U.S. Patent No. 5,563,883 relating to channel management. On April 7, 2015, C-Cation filed an additional suit against several remaining MSOs alleging infringement of the same patent. An Inter Partes Review request filed by ARRIS on the remaining claims asserted in the litigation has been instituted and a hearing will be scheduled to assess invalidity of the claims. The asserted patent expired in 2014 and the complaint requests unspecified damages for past infringement. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to pay damages for utilizing certain technology.

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

Spherix v. Verizon, C.A. 14-cv-0721, Eastern District of Virginia. On June 11, 2014, Spherix filed suit against Verizon alleging infringement of four patents alleged to cover various Verizon products or services. The complaint requests unspecified damages for past infringement and injunction against future infringement. Subsequently, all but one of the patents were dropped from the lawsuit. On July 1, 2015, the Court granted Summary Judgment to Verizon that the remaining patent asserted by Spherix was invalid. To date, no evidence of damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify the MSOs and/or pay damages for utilizing certain technology.

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

TQ Delta v. MSOs, C.A. 15-cv-00611; 15-cv-00615, etc., District of Delaware. On July 17, 2015, TQ Delta filed suit against several MSOs alleging infringement of seven U.S. patents. The complaint requests unspecified damages for past and future infringement. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify the MSOs and/or pay damages for utilizing certain technology.

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

In the acquisition agreement entered into in connection with the acquisition of the Motorola Home business, a subsidiary of Google agreed to indemnify, defend and hold harmless ARRIS and various related parties with respect to, among other things, any losses suffered by ARRIS as a result of a court order involving, or the settlement of, certain agreed-upon litigation, including the Microsoft and Sprint lawsuits described above that reference this indemnification obligation. There are various limitations upon this obligation, the most significant of which is that ARRIS was responsible for 50% of the first $50.0 million (i.e., $25.0 million) of losses attributable to past infringements as well as 50% of the first $50.0 million (i.e., $25.0 million) of future royalty payments and the costs of devising and implementing redesigns intended to avoid infringement. As a result of the settlement of Motorola Mobility’s litigation with TiVo in the third quarter of 2013, these particular obligations for contribution by ARRIS have been exhausted and ARRIS has made the payments for which it is responsible.

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

Our performance is primarily dependent on customers’ capital spending for constructing, rebuilding, maintaining or upgrading broadband communications systems. Capital spending in the broadband communications industry is cyclical and can be curtailed or deferred on short notice. A variety of factors affect capital spending, and, therefore, our sales and profits, including:

•	general economic conditions;
•	customer specific financial or stock market conditions;
•	availability and cost of capital;

•	foreign currency fluctuations;
•	governmental regulation;
•	demands for network services;
•	competition from other providers of broadband and high-speed services;
•	customer acceptance of new services offered; and
•	real or perceived trends or uncertainties in these factors.

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

The market in which we operate is intensely competitive, and competitive pressures may adversely affect our results of operations.

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

In some instances, our customers themselves may be our competition. Some of our customers may develop their own software requiring support within our products and/or may design and develop products of their own which are produced to their own specifications directly by a contract manufacturer. The rapid technological changes occurring in broadband may lead to the entry of new competitors, including those with substantially greater resources than our own. Because the market in which we compete is characterized by rapid growth and, in some cases, low barriers to entry, smaller companies and start-up ventures also may become principal competitors in the future. Actions by existing competitors and the entry of new competitors may have an adverse effect on our sales and profitability. In the future, technological advances could lead to the obsolescence of some of our current products, which could have a material adverse effect on our business.

Further, several of our larger competitors may be in a better position to withstand any significant, sustained reduction in capital spending by customers. They often have broader product lines and segment focus and therefore are not as susceptible to downturns in a particular market. In addition, several of our competitors have been in operation longer than we have, and therefore have more established relationships with customers.

Consolidations in the broadcast and broadband communication systems industry could have a material adverse effect on our business.

The broadcast and broadband communication systems industry has historically experienced, and continues to experience, the consolidation of many industry participants. For example, subsequent to the termination of its agreement with Comcast, Time Warner Cable announced its intention to merge with Charter Communications, Inc. AT&T recently completed its acquisition of DIRECTV, Verizon Communications Inc. announced that it is selling certain wireline businesses to Frontier Communications Corp. and Altice announced its intention to acquire

Suddenlink. When consolidations occur, it is possible that the acquirer will not continue using the same suppliers, possibly resulting in an immediate or future elimination of sales opportunities for us. Even if sales are not reduced, consolidations also could result in delays in purchasing decisions by the affected companies prior to completion of the transaction. Further, even if we believe we will receive additional sales from a customer following a transaction as a result of typical network upgrades that following combinations or otherwise, no assurance can be provided that such anticipated sales will be realized. In addition, consolidations can also result in increased pressure from customers for lower prices or better terms, reflecting the increase in the total volume of products purchased or the elimination of a price differential between the acquiring customer and the company acquired. Any of these results could have a material adverse effect on our business.

We may have difficulty in forecasting our sales and may experience volatility in revenues.

Because a significant portion of our customer’s purchases are discretionary, accurately forecasting our sales is difficult. In addition, our customers in recent years have submitted their purchase orders less evenly over the course of each quarter and year, and with shorter lead times than they have historically. The combination of our dependence on relatively few key customers and the award by those customers of irregular but sizeable contracts, together with the size of our operations, make it difficult to forecast sales and can result in revenue volatility, which could further result in maintaining inventory levels that are too high or too low for our ultimate needs and could have a negative impact on our business.

The broadcast and broadband communications system industry on which our business is focused is significantly impacted by technological change.

The broadcast and broadband communication systems industry has gone through dramatic technological change resulting in service providers rapidly migrating their business from a one-way television service to a two-way communications network enabling multiple services, such as residential and business high-speed Internet access, residential and business telephony services, digital television, video on demand and advertising services. New services, such as home security, power monitoring and control, HD television, 3-D television and 4K (UHD) television that are or may be offered by service providers, are also based on, and will be characterized by, rapidly evolving technology. The development of increasing transmission speed, density and bandwidth for Internet traffic has also enabled the provision of high quality, feature length video over the Internet. This over-the-top IP video service enables content providers such as Netflix and Hulu, programmers such as HBO and ESPN and portals like Google to provide video services on-demand, by-passing traditional video service providers. The Federal Communications Commission is also considering changes to its rules to facilitate the ability of over-the-top services to compete against traditional multichannel video programming providers. As these service providers enhance their quality and scalability, traditional providers are introducing similar services over their existing networks, as well as over-the-top IP video for delivery not only to televisions but to computers, tablets, and telephones in order to remain competitive. Our business is dependent on our ability to develop products that enable current and new customers to exploit these rapid technological changes. We believe the continued growth of over-the-top IP video represents a shift from the traditional video delivery paradigm. To the extent that we are unable to adapt our technologies to serve this emerging demand our business may be adversely affected.

The continued industry move to open standards may impact our future results.

The broadcast and broadband communication systems industry has and will continue to demand products based on open standards. The move toward open standards is expected to increase the number of service providers that will offer services to the market. This trend is expected to increase the number of competitors who are able to supply products to service providers and drive down the capital costs per subscriber deployed. These factors may adversely impact both our future revenues and margins. In addition, many of our customers participate in “technology pools” and increasingly request that we donate a portion of our source code used by the customer to these pools which may impact our ability to recapture the R&D investment made in developing such code.

We believe that we will be increasingly required to work with third party technology providers. As a result, we expect the shift to more open standards may require us to license software and other components indirectly to third parties via various open source licenses. In some circumstances, ARRIS’ use of such open source technology may include technology or protocols developed by standards settings bodies, other industry forums or third party companies. The terms of the open source licenses granted by such parties may limit our ability to commercialize products that utilize such technology, which could have a material adverse effect on our results.

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

Our business is concentrated in a few key customers. The loss of any of these customers or a significant reduction in sales to any of these customers would have a material adverse effect on our business.

For the three months ended June 30, 2015, sales to our three largest customers (including their affiliates, as applicable) accounted for approximately 44.5%, of our total revenue. The loss of any of our large customers, or a significant reduction in the products or services provided to any of them would have a material adverse impact on our business. For many of these customers, we also are one of their largest suppliers. As a result, if from time-to-time customers elect to purchase products from our competitors in order to diversify their supplier base and to dual-source key products or to curtail purchasing due to budgetary or market conditions, such decisions could have material consequences to our business. In addition, because of the magnitude of our sales to these customers the terms and timing of our sales are heavily negotiated, and even minor changes can have a significant impact upon our business.

We may face higher costs associated with protecting our intellectual property or obtaining necessary access to the intellectual property of others.

Our future success depends in part upon our proprietary technology, product development, technological expertise and distribution channels, in addition to a number of important patents and licenses. We cannot predict whether we can protect our technology or whether competitors will be able to develop similar technology independently and such technology could be subject to challenge, unlawful copying or other unfair competitive practices. Given the dependence on technology within the market in which we complete, there are frequent claims and related litigation regarding patent and other intellectual property rights. We have received, directly or indirectly, and expect to continue to receive, from third parties, including some of our competitors, notices claiming that we, or our customers using our products, have infringed upon third-party patents or other proprietary rights. We are involved in several proceedings (and other proceedings have been threatened) in which our customers were sued for patent infringement. (See Part II, Item 1, “Legal Proceedings”) In these cases our customers have made claims against us and other suppliers for indemnification. We may become involved in similar litigation involving these and other customers in the future. These claims, regardless of their merit, could result in costly litigation, divert the time, attention and resources of our management, delay our product shipments, and, in some cases, require us to enter into royalty or licensing agreements. If a claim of patent infringement against us or our customer is successful and we fail to obtain a license or develop non-infringing technology, we or our customer may be prohibited from marketing or selling products containing the infringing technology which could materially affect our business and operating results. In addition, the payment of any damages or any necessary licensing fees or indemnification costs associated with a patent infringement claim could be material and could also materially adversely affect our operating results.

We have significant indebtedness which could limit our operations and opportunities, make it more difficult for us to pay or refinance our debts and/or may cause us to issue additional equity in the future, which would increase the dilution of our stockholders or reduce earnings.

As of June 30, 2015, we had approximately $1.5 billion in total indebtedness and we expect to incur approximately $0.8 billion in indebtedness to fund the Pace acquisition. We have a $497.5 million available under our revolving line of credit to support our working capital needs. Our debt service obligations with respect to this indebtedness could have an adverse impact on our earnings and cash flows for as long as the indebtedness is outstanding.

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

Our financial statements reflect substantial goodwill and intangible assets, approximately $1,017.4 million and $923.8 million, respectively, as of June 30, 2015, that was recognized in connection with acquisitions.

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

While no goodwill or intangible asset impairments were recorded in 2014 and 2013, as the ongoing expected cash flows and carrying amounts of our remaining goodwill and intangible assets are assessed, changes in the economic conditions, changes to our business strategy, changes in operating performance or other indicators of impairment could cause us to realize impairment charges in the future. For additional information, see the discussion under “Critical Accounting Policies” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations on Form 10-K for the year ended December 30, 2014.

Products currently under development may fail to realize anticipated benefits.

Rapidly changing technologies, evolving industry standards, frequent new product introductions and relatively short product life cycles characterize the markets for our products. The technology applications that we currently are developing are subject to technological, supply chain, product development and other related risks that could delay successful delivery. The market in which we operate is subject to a rapid rate of technological change, reflected in increased development and manufacturing complexity and increasingly demanding customer requirements, all of which can result in unforeseen delivery problems. Even if the products in development are successfully brought to market, they may be late, may not be widely used or we may not be able to capitalize successfully on their technology. To compete successfully, we must quickly design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance and reliability. However, we may not be able to develop or introduce these products successfully if such products:

•	are not cost-effective;
•	are not brought to market in a timely manner;
•	fail to achieve market acceptance; or
•	fail to meet industry certification standards.

Furthermore, our competitors may develop similar or alternative technologies that, if successful, could have a material adverse effect on us. Our strategic alliances are based on business relationships that have not been the subject of written agreements expressly providing for the alliance to continue for a significant period of time and the loss of any such strategic relationship could have a material adverse effect on our business and results of operations.

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

We are dependent on a limited number of suppliers and inability to obtain adequate and timely delivery of supplies could have a material adverse effect on our business.

Many components, subassemblies and modules necessary for the manufacture or integration of our products are obtained from a sole supplier or a limited group of suppliers. Likewise, we have only a limited number of potential suppliers for certain materials and hardware used in our products and a number of our agreements with suppliers are short-term in nature. Our reliance on sole or limited suppliers, particularly foreign suppliers, and our reliance on subcontractors involves several risks including a potential inability to obtain an adequate supply of required components, subassemblies, modules and other materials and reduced control over pricing, quality and timely delivery of components, subassemblies, modules and other products. An inability to obtain adequate deliveries or any other circumstance that would require us to seek alternative sources of supply could affect our ability to ship products on a timely basis which could damage relationships with current and prospective customers and potentially have a material adverse effect on our business. Our ability to ship could also be impacted by country laws and/or union labor disruptions. For example the recent labor dispute involving union dock workers at certain U.S. west coast port facilities, in many cases, greatly increased the shipping times for our products arriving through the affected ports and also increased our shipping costs as we had to increase the number of products shipped using air freight which is significantly more expensive. Disputes of this nature may have a material impact on our financial results.

We are subject to the economic, political and social instability risks associated with doing business in certain foreign countries.

For the quarter ended June 30, 2015, approximately 29.1% of our sales were made outside of the United States. In addition, a significant portion of our products are manufactured or assembled in China, Mexico and Taiwan. As a result, we are exposed to risk of international operations, including:

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

Political instability and military and terrorist activities may have significant impacts on our customers’ spending in these regions and can further enhance many of the risks identified above. In addition, a portion of our research and development operations and a portion of our contract manufacturing occur in Israel and we also have customer service, marketing and general and administrative employees at our Israeli facility. Most of our employees in Israel are obligated to perform annual reserve duty in the Israeli Defense Forces. In the past, several of these employees have been called for active military duty and, if hostilities increase again, we expect some will be called to active military duty.

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

As part of the Pace plc acquisition, we will be obligated to pay the Pace Scheme shareholders a certain amount of cash consideration in British pounds. While we believe we have reduced this risk by entering into foreign currency forward contracts in order to mitigate the volatility related to fluctuations in the exchange rate until the acquisition closes, there can be no assurance that our risk management strategies will be effective.

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

We receive, process, store and transmit, often electronically, the confidential data of our clients and others. Unauthorized access to our computer systems or stored data could result in the theft or improper disclosure of confidential information, the deletion or modification of records or could cause interruptions in our operations. These cyber-security risks increase when we transmit information from one location to another, including transmissions over the Internet or other electronic networks. Despite implemented security measures, our facilities, systems and procedures, and those of our third-party service providers, may be vulnerable to security breaches, acts of vandalism, software viruses, misplaced or lost data, programming and/or human errors or other similar events which may disrupt our delivery of services or expose the confidential information of our clients and others. Any security breach involving the misappropriation, loss or other unauthorized disclosure or use of confidential information of our clients or others, whether by us or a third party, could (i) subject us to civil and criminal penalties, (ii) have a negative impact on our reputation, or (iii) expose us to liability to our clients, third parties or government authorities. Any of these developments could have a material adverse effect on our business, results of operations and financial condition. We have not experienced any such incidents that have had material consequences to date. The U.S. Congress also is considering, and we expect other governments to consider, cyber-security legislation that, if enacted, could impose additional obligations upon us.

New regulations related to conflict minerals may adversely affect us

We are subject to recently adopted SEC disclosure obligations relating to our use of so-called “conflict minerals”—columbite-tantalite, cassiterite (tin), wolframite (tungsten) and gold. These minerals are present in a significant number of our products. We are required to file a report with the SEC annually covering our use of these materials and their source.

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

We do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, our ability to pay dividends is limited by the terms of our credit facilities. Payment of dividends in the future will depend on, among other things, business conditions, our results of operations, cash requirements, financial condition, contractual restrictions, provisions of applicable law and other factors that our board of directors may deem relevant.

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

To complete the acquisition, we have made various filings with U.S. and foreign competition authorities and must either fulfill various waiting period obligations or obtain their affirmative approvals. While we believe that we will receive the required clearances, there can be no assurance as to their receipt or timing. If the clearances are received, they may conditioned in a way (i) that does not satisfy the conditions set forth in the Co-Operation Agreement, which could permit us to terminate our offer for Pace, or (ii) that could have a detrimental impact on us following completion of the acquisition. If we terminate our offer for Pace in certain circumstances related to the failure to obtain necessary antitrust clearances, we will be required to pay Pace a termination fee of $20.0 million. A substantial delay in obtaining the required clearances or the imposition of unfavorable conditions could prevent the completion of the acquisition or have an adverse effect on the anticipated benefits of the acquisition, thereby impacting our business, financial condition or results of operations. Even if we comply with the filing and other requirements, governmental authorities could seek to block or challenge the acquisition as they deem necessary or desirable in the public interest.

While the Pace acquisition is pending, we will be subject to business uncertainties that could adversely affect our business.

Uncertainty about the effect of the Pace combination on employees, customers and suppliers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the transaction is consummated and for a period of time thereafter, and could cause customers, suppliers and others who deal with us to seek to change existing business relationships. Employee retention may be particularly challenging during the pendency of the combination because employees may experience uncertainty about their future roles with New ARRIS. If, despite our and Pace’s retention efforts, key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with New ARRIS, our business could be harmed.

Failure to consummate the Pace acquisition could negatively impact our share price and our future business and financial results.

If the Pace acquisition is not completed, our ongoing businesses may be adversely affected and, without realizing any of the benefits of having consummated the combination, we will be subject to a number of risks which, if they materialize, might adversely affect our business, results of operation and share price, including without limitation costs and expenses relating to the proposed acquisition, including certain break payments and expense reimbursements as provided in the Co-operation Agreement with Pace. The consideration, negotiation and implementation of the Pace acquisition (including integration planning) will have required substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities beneficial to us.

We may not realize all of the anticipated benefits of the Pace acquisition or those benefits may take longer to realize than expected. We may also encounter significant unexpected difficulties in integrating the two businesses.

Our ability to realize all of the anticipated benefits of the Pace acquisition will depend on our ability to integrate the ARRIS and Pace businesses. The combination of two independent businesses is a complex, costly and time-consuming process. As a result, we will be required to devote significant management attention and resources to integrating our business practices and operations with those of Pace. The integration process may disrupt the businesses and, if implemented ineffectively, could preclude realization of the full benefits we expect. Our failure to meet the challenges involved in integrating the two businesses to realize the anticipated benefits of the acquisition could cause an interruption of, or a loss of momentum in, the activities of our business and could adversely affect our results of operations.

In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships, and diversion of management’s attention. The difficulties of combining the operations of the companies include, among others:

•	diversion of management’s attention to integration matters;
•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from combining the business of Pace with that of ARRIS;
•	difficulties in the integration of operations and systems; and
•	difficulties in managing the expanded operations of a larger and more complex company.

Many of these factors will be outside of our control and any of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact our business, financial condition and results of operations. In addition, even if the operations of the two businesses are integrated successfully, we may not realize the full benefits of the combination, including the potential synergies, cost savings or sales or growth opportunities. These benefits may not be achieved within the anticipated time frame, or at all, or additional unanticipated costs may be incurred in the integration of the two businesses. All of these factors could cause dilution to our earnings per share, decrease or delay the expected accretive effect of the acquisition, or negatively impact the price of our stock. As a result, we cannot provide assurance that the acquisition of Pace will result in the realization of the full benefits anticipated.

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

Our current stockholders will have a reduced ownership and voting interest after the Pace acquisition and may exercise less influence over management than they currently have.

Upon the completion of the Pace acquisition, our current stockholders will hold a percentage ownership of New ARRIS that is smaller than such stockholder’s current percentage ownership of ARRIS. It is currently expected that our current stockholders as a group will receive shares in the transaction constituting approximately 76% of the outstanding New ARRIS ordinary shares immediately after the consummation of the transaction. Because of this, our current stockholders may have less influence on the management and policies of New ARRIS than they currently have on our management and policies.

Item 6. EXHIBITS

Exhibit No.	Description of Exhibit

2.1	Rule 2.7 Announcement, dated as of April 22, 2015 (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed on April 22, 2015)
2.2	Co-Operation Agreement, dated as of April 22, 2015, by and among ARRIS Group, Inc., Archie ACQ Limited and Pace plc (incorporated by reference from Exhibit 2.2 to the Current Report on Form 8-K filed on April 22, 2015)
2.3	Agreement and Plan of Merger, dated as of April 22, 2015, by and among ARRIS Group, Inc., Archie ACQ Limited, Archie U.S. Holdings LLC and Archie U.S. Merger LLC (incorporated by reference from Exhibit 2.3 to the Current Report on Form 8-K filed on April 22, 2015)
10.1	Amended and Restated Credit Agreement, dated as of June 18, 2015, among ARRIS Group, Inc., ARRIS Enterprises, Inc., ARRIS International Limited and certain subsidiaries, as borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, the other lender parties thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and book manager (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on June 19, 2015)
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
101.INS	XBRL Instant Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARRIS GROUP, INC.

/s/ David B. Potts
David B. Potts
Executive Vice President, Chief Financial Officer and Chief Accounting Officer

Dated: August 7, 2015