Form 10-Q
period 2015-09-30
ARRIS GROUP INC
filed 2015-11-06
CIK 1141107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

For the quarter ended September 30, 2015

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

As of October 31, 2015, 146,655,682 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

ARRIS GROUP, INC.

FORM 10-Q

For the Three and Nine Months Ended September 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARRIS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data) (unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$673,346	$565,790
Short-term investments, at fair value	107,777	126,748

Total cash, cash equivalents and short-term investments	781,123	692,538
Accounts receivable (net of allowances for doubtful accounts of $7,388 in 2015 and $6,392 in 2014)	647,726	598,603
Other receivables	8,684	10,640
Inventories (net of reserves of $61,964 in 2015 and $62,359 in 2014)	367,536	401,165
Prepaid income taxes	29,071	11,023
Prepaids	26,430	27,497
Current deferred income tax assets	104,345	113,390
Other current assets	153,527	61,450

Total current assets	2,118,442	1,916,306
Property, plant and equipment (net of accumulated depreciation of $316,354 in 2015 and $265,811 in 2014)	319,443	366,431
Goodwill	1,016,696	936,067
Intangible assets (net of accumulated amortization of $793,267 in 2015 and $619,283 in 2014)	868,054	943,388
Investments	74,924	77,640
Noncurrent deferred income tax assets	70,557	71,686
Other assets	45,124	54,127

	$4,513,240	$4,365,645

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$558,371	$480,150
Accrued compensation, benefits and related taxes	97,326	145,278
Accrued warranty	35,488	42,763
Deferred revenue	97,490	92,772
Current portion of long-term debt and financing lease obligations	48,647	73,956
Current income taxes liability	13,139	10,610
Other accrued liabilities	168,870	164,341

Total current liabilities	1,019,331	1,009,870
Long-term debt and financing lease obligations, net of current portion	1,525,454	1,467,370
Accrued pension	67,570	64,917
Noncurrent income tax liability	38,145	41,082
Noncurrent deferred income tax liabilities	329	274
Other noncurrent liabilities	71,560	91,371

Total liabilities	2,722,389	2,674,884

Stockholders’ equity:
Preferred stock, par value $1.00 per share, 5.0 million shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share, 320.0 million shares authorized; 146.6 million and 145.1 million shares issued and outstanding in 2015 and 2014, respectively	1,819	1,796
Capital in excess of par value	1,762,111	1,739,700
Treasury stock at cost, 35.1 million and 34.2 million shares in 2015 and 2014, respectively	(331,329)	(306,330)
Retained earnings	328,782	266,642
Accumulated other comprehensive loss	(20,236)	(11,047)

Total ARRIS Group, Inc. stockholders’ equity	1,741,147	1,690,761
Stockholders’ equity attributable to noncontrolling interest	49,704	—

Total stockholders’ equity	1,790,851	1,690,761

	$4,513,240	$4,365,645

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$1,221,416	$1,405,445	$3,696,650	$4,059,534
Cost of sales	862,083	969,711	2,636,400	2,857,613

Gross margin	359,333	435,734	1,060,250	1,201,921

Operating expenses:
Selling, general and administrative expenses	101,685	103,497	309,219	314,991
Research and development expenses	132,204	142,802	400,932	421,077
Amortization of intangible assets	57,132	57,100	171,062	179,835
Integration, acquisition, restructuring and other costs	7,531	10,226	20,996	34,246

Total operating expenses	298,552	313,625	902,209	950,149

Operating income	60,781	122,109	158,041	251,772
Other expense (income):
Interest expense	14,749	14,217	56,570	49,041
Loss on investments	3,446	6,368	6,565	11,278
Interest income	(513)	(653)	(1,792)	(1,937)
Loss on foreign currency	10,843	3,107	4,204	3,760
Other (income) expense, net	(2,827)	(63)	5,170	6,530

Income before income taxes	35,083	99,133	87,324	183,100
Income tax expense	11,737	44,507	29,710	48,649

Consolidated net income	23,346	54,626	57,614	134,451
Net loss attributable to noncontrolling interest	(2,911)	—	(4,526)	—

Net income attributable to ARRIS Group, Inc.	$26,257	$54,626	$62,140	$134,451

Net income per common share(1):
Basic	$0.18	$0.38	$0.43	$0.93

Diluted	$0.18	$0.37	$0.42	$0.91

Weighted average common shares:
Basic	146,781	144,967	146,146	144,085

Diluted	149,422	148,753	149,232	147,996

(1)	Calculated based on net income attributable to shareowners of ARRIS Group, Inc.

See accompanying notes to the consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Consolidated net income	$23,346	$54,626	$57,614	$134,451

Available-for-sale securities:
Unrealized gain (loss) on available-for-sale securities, net of taxes of $84 and $108 for the three months ended September 30, 2015 and 2014, and $16 and $198 for the nine months ended September 30, 2015 and 2014 respectively	(144)	(227)	(28)	(383)
Reclassification adjustments recognized in net income, net of taxes of $8 and $55 for the three and nine months ended September 30, 2015, respectively	(14)	—	(93)	—

Net change in available-for-sale securities	(158)	(227)	(121)	(383)

Derivative instruments:
Unrealized loss on derivative instruments, net of taxes of $4,621 and $(771) for the three months ended September 30, 2015 and 2014, and $6,835 and $1,731 for the nine months ended September 30, 2015 and 2014, respectively	(7,883)	1,336	(11,670)	(2,998)
Reclassification adjustments recognized in net income, net of taxes of $(704) and $(697) for the three months ended September 30, 2015 and 2014, and $(2,063) and $(2,067) for the nine months ended September 30, 2015 and 2014, respectively	1,202	1,208	3,522	3,580

Net change in derivative instruments	(6,681)	2,544	(8,148)	582

Change related to pension liability	(3)	—	80	—

Cumulative translation adjustments	(729)	(285)	(1,000)	(154)

Other comprehensive income (loss), net of tax	(7,571)	2,032	(9,189)	45

Comprehensive income	15,775	56,658	48,425	134,496

Comprehensive loss attributable to noncontrolling interest	(2,916)	—	(4,546)	—

Comprehensive income attributable to ARRIS Group, Inc.	$18,691	$56,658	$52,971	$134,496

See accompanying notes to the condensed consolidated financial statements.

ARRIS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities:
Consolidated net income	$57,614	$134,451
Depreciation	54,243	60,213
Amortization of intangible assets	173,984	179,835
Stock compensation expense	46,556	39,812
Deferred income tax benefit	14,970	(19,503)
Amortization of deferred finance fees and debt discount	7,975	9,376
Provision for doubtful accounts	2,253	5,285
Loss on investments	6,565	11,278
Loss on disposal and write down of property, plant & equipment	6,058	3,128
Excess income tax benefits from stock-based compensation plans	(354)	(14,651)
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(50,221)	(69,272)
Other receivables	749	(10,465)
Inventories	27,371	(38,499)
Accounts payable and accrued liabilities	6,866	2,865
Prepaids and other, net	(130,131)	35,383

Net cash provided by operating activities	224,498	329,236

Investing activities:
Purchases of property, plant and equipment	(37,698)	(41,759)
Purchases of investments	(47,625)	(33,046)
Sales of investments	61,425	29,319
Purchase of intangible assets	(37,340)	—
Proceeds from sale-leaseback transaction	24,960	—
Acquisitions, net of cash acquired	(97,905)	84
Other, net	2,971	19

Net cash used in investing activities	(131,212)	(45,383)

Financing activities:
Excess income tax benefits from stock-based compensation plans	354	14,651
Repurchase of shares to satisfy employee minimum tax withholdings	(32,452)	(29,605)
Proceeds from issuance of common stock	8,016	11,565
Payment of debt obligations	(41,125)	(195,903)
Payment of financing lease obligation	(264)	—
Proceeds from sale-leaseback financing transaction	58,729	—
Payment for debt discount	(3,247)	—
Payment for deferred financing costs	(4,992)	—
Repurchase of common stock	(24,999)	—
Contribution from noncontrolling interest	54,250	—

Net cash provided by (used in) financing activities	14,270	(199,292)

Net increase in cash and cash equivalents	107,556	84,561
Cash and cash equivalents at beginning of period	565,790	442,438

Cash and cash equivalents at end of period	$673,346	$526,999

Supplemental cash flow information:
Non-cash investing and financing activities Debt assumed in acquisition	$15,000	—

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

Accounting standards issued but not yet effective — In May 2014, the FASB issued an accounting standard update, Revenue from Contracts with Customers. The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. It can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company is currently assessing the potential impact of this update on its consolidated financial statements. In August 2015, the FASB delayed the effective date of this standard by one year to reporting periods beginning after December 15, 2017, but permit companies the option to adopt the standard one year earlier (that is, as of the original effective date).

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

In January 2015, the FASB issued new guidance simplifying income statement presentation by eliminating the concept of “extraordinary items”. This guidance eliminates from U.S. GAAP the concept of extraordinary items. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. We do not anticipate that this guidance will materially impact our consolidated financial statements.

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

In April 2015, the FASB issued new guidance, which requires the cost of issuing debt to no longer be recorded as a separate asset but rather to be presented on the balance sheet as a direct reduction to the carrying value of the related debt liability, similar to the presentation of debt discounts. This guidance will be effective for interim and annual periods beginning after December 15, 2015 including retrospective conforming presentation of prior periods presented. Early adoption of the standard is permitted. While the adoption of this standard may impact the presentation on the Company’s balance sheet, it will not affect the Company’s results of operations, financial position or cash flows. As of September 30, 2015 and December 31, 2014, the Company had deferred financing costs of $22.7 million and $25.3 million, respectively.

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

In July 2015, the FASB issued updated guidance related to the simplification of the measurement of inventory. This standard update does not apply to inventory that is measured using last-in, first-out or the retail inventory method. This standard update applies to all other inventory, which includes inventory that is measured using first-in, first-out or average cost methods. The standard update requires entities to measure inventory at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This standard update is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. The adoption of this standard update is not expected to have an impact on our condensed consolidated financial statements.

In September 2015, the FASB issued updated guidance related to the simplification of the accounting for measurement-period adjustments in business combinations. This standard update eliminates the requirement to account for measurement-period adjustments retrospectively. This standard update instead requires an acquirer to recognize the measurement-period adjustments in the reporting period in which the adjustments are determined. This standard update also requires that an acquirer record the effects on earnings of any changes resulting from the change in provisional amounts, calculated as if the accounting had been completed at the acquisition date. We will adopt this standard during the fourth quarter of 2015. The adoption of this standard update is not expected to have a significant impact on our condensed consolidated financial statements.

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

The following table summarizes the estimated fair value of the net assets acquired and the liabilities assumed at the acquisition dates (in thousands):

April 30, 2015
Consideration transferred (net of cash acquired of $523)	$97,905

Assets acquired and liabilities assumed:
Current assets	1,984
Property and equipment	1,714
Other assets	68
Identifiable intangible assets (1)	57,700
Debt assumed	(15,000)
Other liabilities assumed	(27,314)

Net assets acquired	19,152

Goodwill (2)	$78,753

(1)	Identifiable intangible assets are further disaggregated in the following table.
(2)	Goodwill arising from the acquisition is attributable to the workforce of the acquired business, future technology, future customer relationships, and strategic opportunities that are expected to arise from the acquisition. No tax deductible goodwill existed as of the acquisition date. Subsequent to the acquisition date, AVN converted to a limited liability company creating tax basis in goodwill essentially equal to its book basis. The total goodwill was preliminarily allocated to the Company’s Cloud TV reporting unit, within the Company’s N&C reportable segment.

The acquired identifiable intangible assets of AVN as of the date of the acquisition are summarized in the following table (in thousands):

Intangible Asset	Amount	Weighted-Average Useful Life
Customer relationships	$26,200	7 years
Developed technology	25,600	5 years
Trademarks	5,900	Indefinite

	$57,700

The Company incurred acquisition related costs of $1.1 million during the nine months ended September 30, 2015. These amounts were expensed by the Company as incurred and are included in the Consolidated Statement of Operations in the line item titled “Integration, acquisition, restructuring and other costs”.

As of the acquisition date, total equity contributed by the noncontrolling interest was $54 million, reflecting its proportionate 35% share of the acquisition consideration of $34 million, payment of assumed liabilities of $13 million and additional working capital funding of $7 million.

The initial accounting for the business combination is incomplete at the end of the reporting period, and as such, provisional amounts are reported for those items which are incomplete. At the time the financial statements were issued, A-C Venture has not finalized its accounting for the business combination related to valuation of certain tangible assets and tax matters. During the measurement period, the A-C Venture will adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date and A-C Venture will record those adjustments to the financial statements.

Pending Pace plc acquisition

On April 22, 2015, ARRIS and Pace plc (“Pace”) announced that they have agreed that ARRIS will acquire Pace for aggregate stock and cash consideration valued at $2.1 billion as of April 21, 2015. The cash portion will be funded through a combination of cash on hand and debt. As described in Note 13 Indebtedness, ARRIS secured a fully committed facility to meet the funding requirements. As of October 22, 2015, both ARRIS and Pace shareholders have approved the acquisition and merger which were conditions to the closing of the acquisition and the merger. The completion of the acquisition remains conditioned upon expiration or termination of the waiting period under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the satisfaction of similar merger control requirements in Brazil and Colombia, together with satisfaction of other customary closing conditions.

The transaction will result in the formation of a new holding company, which will be incorporated in the U.K., and its operational and worldwide headquarters will be in Suwanee, GA USA. The stock of the new holding company is expected to be listed on the NASDAQ stock exchange under the ticker ARRS.

Note 4. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the year to date period ended September 30, 2015 are as follows (in thousands):

	CPE	N & C	Total
Goodwill	$684,597	$630,126	$1,314,723
Accumulated impairment losses	—	(378,656)	(378,656)

Balance as of December 31, 2014	$684,597	$251,470	$936,067
Goodwill acquired (disposed), net	—	78,053	78,053
Other	—	2,576	2,576

Goodwill	684,597	710,755	1,395,352
Accumulated impairment losses	—	(378,656)	(378,656)

Balance as of September 30, 2015	$684,597	$332,099	$1,016,696

During the nine months ended September 30, 2015, the Company recorded $78.8 million of goodwill related to the AVN acquisition and disposed of $(0.7) million of goodwill related to the sale of our Supplies business.

Intangibles

During the quarter ended March 31, 2015, the Company recorded intangible assets of $34.3 million for a non-exclusive license to approximately four thousand patent assets purchased by RPX Corporation (“RPX”), resulting from its agreement to participate in a syndicate of approximately 30 companies, including certain customers of ARRIS, to fund the RPX purchase of patent assets from Rockstar Consortium and its subsidiaries (“Rockstar”). The license assets have a weighted average useful life of nine years at acquisition.

Note 5. Investments

ARRIS’ investments as of September 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	As of September 30, 2015	As of December 31, 2014
Current Assets:
Available-for-sale securities	$107,777	$126,748
Noncurrent Assets:
Available-for-sale securities	3,924	8,631
Equity method investments	30,483	27,355
Cost method investments	16,261	15,161
Other investments	24,256	26,493

	74,924	77,640

Total	$182,701	$204,388

Available-for-sale securities - ARRIS’ investments in debt and marketable equity securities are categorized as available-for-sale and are carried at fair value. Realized gains and losses on available-for-sale securities are included in net income. Unrealized gains and losses on available-for-sale securities are included in the Consolidated Balance Sheets as a component of accumulated other comprehensive income (loss). Realized and unrealized gains and losses in total and by individual investment as of September 30, 2015 and December 31, 2014 were not material. The amortized cost basis of the Company’s investments approximates fair value.

The contractual maturities of the Company’s available-for-sale securities as of September 30, 2015 are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties (in thousands):

September 30, 2015
Within one year	107,777
After one year through five years	—
After five years through ten years	—
After ten years	3,924

Total	111,701

Other-than-temporary investment impairments - In making this determination, ARRIS evaluates its investments for any other-than-temporary impairment on a quarterly basis considering all available evidence, including changes in general market conditions, specific industry and individual entity data, the financial condition and the near-term prospects of the entity issuing the security, and the Company’s ability and intent to hold the investment until recovery.

During the nine months ended September 30, 2015, ARRIS concluded that one private company had indicators of impairment that resulted in other-than-temporary impairment charges of $0.2 million. For the year ended December 31, 2014, ARRIS recognized other-than-temporary impairment charges of $7.0 million. These charges are reflected in the Consolidated Statements of Operations.

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

The following table presents the Company’s investment assets (excluding equity and cost method investments) and derivatives measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015
	Level 1	Level 2	Level 3	Total

Certificates of deposit	$—	$62,330	$—	$62,330
Corporate bonds	—	15,562	—	15,562
Short-term bond fund	29,885	—	—	29,885
Corporate obligations	—	48	—	48
Money markets	210	—	—	210
Mutual funds	136	—	—	136
Other investments	—	3,530	—	3,530
Interest rate derivatives – liability derivatives	—	(17,918)	—	(17,918)
Foreign currency contracts – asset position	—	12,197	—	12,197
Foreign currency contracts – liability position	—	(11,655)	—	(11,655)

	December 31, 2014
	Level 1	Level 2	Level 3	Total

Certificates of deposit	$—	$63,171	$—	$63,171
Commercial paper	—	1,000	—	1,000
Corporate bonds	—	37,737	—	37,737
Short-term bond fund	29,708	—	—	29,708
Corporate obligations	—	46	—	46
Money markets	210	—	—	210
Mutual funds	133	—	—	133
Other investments	—	3,369	—	3,369
Interest rate derivatives – asset derivatives	—	1,416	—	1,416
Interest rate derivatives – liability derivatives	—	(6,414)	—	(6,414)
Foreign currency contracts – asset position	—	2,876	—	2,876
Foreign currency contracts – liability position	—	(201)	—	(201)

In addition to the financial instruments included in the above table, certain nonfinancial assets and liabilities are to be measured at fair value on a nonrecurring basis in accordance with applicable authoritative guidance. This includes items such as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and nonfinancial long-lived asset groups measured at fair value for an impairment assessment. In general, nonfinancial assets including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. As of September 30, 2015, the Company had not recorded any impairment related to such assets and had no other material nonfinancial assets or liabilities requiring adjustments or write-downs to their current fair value.

The Company believes the face value of the debt as of September 30, 2015 approximated the fair value because of interest-bearing rates that are adjusted periodically, analysis of recent market conditions, prevailing interest rates, and other Company specific factors. The Company has classified the debt as a Level 2 item within the fair value hierarchy.

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

In April 2013, ARRIS entered into senior secured credit facilities having variable interest rates with Bank of America, N.A. and various other institutions, which are comprised of (i) a “Term Loan A Facility” of $1.1 billion, (ii) a “Term Loan B Facility” of $825 million and (iii) a “Revolving Credit Facility” of $250 million. In June 2015, ARRIS amended and restated its existing credit agreement to improve the terms and conditions of the credit agreement, extend the maturities of certain loan facilities, increase the amount of the revolving credit facility, and add a new “Term Loan A-1 Facility” to fund the planned acquisition of Pace. As a result of this exposure to interest rate movements, ARRIS has entered into various interest rate swap arrangements, which effectively converted $625 million of the Company’s variable-rate debt based on one-month LIBOR to an aggregate fixed rate of approximately 3.15% as of September 30, 2015. This fixed rate could vary up by 50 basis points or down by 25 basis points based on future changes to the Company’s net leverage ratio. $600 million of these swaps matures on December 29, 2017 and $25 million matures on March 31, 2020. Additionally, the Company also entered into six $100 million forward-starting interest rate swap arrangements, which effectively will convert $600 million of the Company’s variable-rate debt based on one-month LIBOR to an aggregate fixed rate of 4.03% based on the Company’s interest rates as of September 30, 2015. This fixed rate could also vary up by 50 basis points or down by 25 basis points based on future changes to the Company’s net leverage ratio. Each of these swaps begins on December 29, 2017 and matures on March 31, 2020. ARRIS has designated these swaps as cash flow hedges, and the objective of these hedges is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.

The Company has U.S. dollar functional currency entities that bill certain international customers in their local currency and foreign functional currency entities that procure in U.S. dollars. ARRIS also has certain predictable expenditures for international operations in local currency. Additionally, certain intercompany transactions are denominated in foreign currencies and subject to revaluation. To mitigate the volatility related to fluctuations in the foreign exchange rates for certain exposures, ARRIS has entered into various foreign currency contracts. As of September 30, 2015, the Company had option collars with notional amounts totaling 100 million euros which mature throughout 2015 and 2016 and option collars with notional amounts totaling 12 million Canadian dollars which mature throughout 2015, forward contracts with a total notional amount of 120 million Australian dollars which mature throughout 2015 and 2016, forward contracts with notional amounts totaling 7 million Canadian dollars which mature throughout 2015 and forward contracts with notional amounts totaling 45 million euros which mature throughout 2015, 2016 and 2017.

The Company’s foreign currency derivative financial instruments economically hedge certain risk but are not designated as hedges, and accordingly, all changes in the fair value of the instruments are recognized as a loss (gain) on foreign currency in the Consolidated Statements of Operations.

As part of the Pace plc acquisition, the Company will be obligated to pay the Pace Scheme shareholders 132.5 pence per share in cash consideration, which is approximately 439 million British pounds as of September 30, 2015. As such, the Company entered into foreign currency forward contracts to purchase British pounds and sell U.S. Dollars in order to mitigate the volatility related to fluctuations in the foreign exchange rate until the acquisition closing date occurs. As of September 30, 2015, the Company had forward contracts with notional amounts totaling 345 million British pounds which mature on March 31, 2016. The contracts fixed the British pound to U.S. dollar forward exchange rate at various rates. During the three and nine months ended September 30, 2015, losses of $15.4 million and $8.6 million were recorded related to the British pound forward contracts, respectively.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2015, such derivatives were used to hedge the variable cash flows associated with debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2015, the Company did not have expenses related to hedge ineffectiveness in earnings.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Over the next 12 months, the Company estimates that an additional $6.3 million may be reclassified as an increase to interest expense.

The table below presents the pre-tax impact of the Company’s derivative financial instruments had on the Accumulated Other Comprehensive Income and Consolidated Statement of Operations for the three and nine months ended September 30, 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	$(12,504)	$2,107	$(18,505)	$(4,730)

Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Interest expense	Interest expense	Interest expense	Interest expense

Amounts Reclassified from Accumulated OCI into Income (Effective Portion)	1,906	1,905	5,585	5,647

The following table indicates the location on the Consolidated Balance Sheets in which the Company’s derivative assets and liabilities have been recognized, the fair value hierarchy level applicable to each derivative type and the related fair values of those derivatives as of September 30, 2015 and December 31, 2014 were as follows (in thousands):

	As of September 30, 2015		As of December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Foreign exchange contracts – asset derivatives	Other current assets	$12,197	Other current assets	$2,876
Foreign exchange contracts – liability derivatives	Other accrued liabilities	11,655	Other accrued liabilities	201

Derivatives designated as hedging instruments:
Interest rate derivatives – asset derivatives	Other assets	$—	Other assets	$1,416
Interest rate derivatives – liability derivatives	Other accrued liabilities	6,330	Other accrued liabilities	$6,414
Interest rate derivatives – liability derivatives	Other long-term liabilities	11,588	Other long-term liabilities	—

The change in the fair values of ARRIS’ derivative instruments recorded in the Consolidated Statements of Operations during the three and nine months ended September 30, 2015 and 2014 were as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Statement of Operations Location	2015	2014	2015	2014
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Loss (gain) on foreign currency	7,551	$(1,699)	$(5,477)	$(1,699)

Derivatives Designated as Hedging Instruments:
Interest rates derivatives	Interest expense	$1,906	$1,905	$5,585	$5,647

Credit risk-related Contingent Features

ARRIS has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of September 30, 2015, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $18.6 million. As of September 30, 2015, the Company has not posted any collateral related to these agreements nor has it required any of its counterparties to post collateral related to these or any other agreements.

Note 8. Pension Benefits

Components of Net Periodic Pension Cost (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Interest cost	$429	$446	$1,287	$1,337
Expected gain on plan assets	(210)	(219)	(630)	(656)
Amortization of net loss	209	76	627	229

Net periodic pension cost	$428	$303	$1,284	$910

Employer Contributions

No minimum funding contributions are required in 2015 under the Company’s defined benefit plan. The Company has established two rabbi trusts to fund the Company’s pension obligations under the non-qualified plan of the Chief Executive Officer and certain executive officers. The balance of these rabbi trust assets as of September 30, 2015 was approximately $18.0 million and is included in Investments on the Consolidated Balance Sheets.

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

Information regarding the changes in ARRIS’ aggregate product warranty liabilities for the nine months ended September 30, 2015 was as follows (in thousands):

Balance at December 31, 2014	$74,320
Accruals related to warranties (including changes in estimates)	14,481
Settlements made (in cash or in kind)	(32,986)

Balance at September 30, 2015	$55,815

During the third quarter of 2015, the Company recorded $5.1 million of warranty expense to correct an immaterial error in our warranty accrual as of June 30, 2015. The Company determined the cumulative impact of the correction to be immaterial to our previously issued interim financial statements in 2015.

Note 10. Inventories

The components of inventory were as follows, net of reserves (in thousands):

	September 30, 2015	December 31, 2014

Raw material	$71,534	$61,068
Work in process	4,887	6,713
Finished goods	291,115	333,384

Total inventories, net	$367,536	$401,165

Note 11. Property, Plant and Equipment

Property, plant and equipment, at cost, consisted of the following (in thousands):

	September 30, 2015	December 31, 2014

Land	$68,562	$87,952
Building and leasehold improvements	138,226	141,581
Machinery and equipment	429,009	402,709

	635,797	632,242
Less: Accumulated depreciation	(316,354)	(265,811)

Total property, plant and equipment, net	$319,443	$366,431

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

At September 30, 2015, the minimum lease payments required on the financing obligation were as follows (in thousands):

2015 (for the remaining three months)	$982
2016	4,016
2017	4,136
2018	4,260
2019	4,388
Thereafter through 2025	25,277

Total minimum lease payments	$43,059

The Company concluded that Building 2 qualified for sale-leaseback accounting with the subsequent leaseback classified as an operating lease. A loss of $5.3 million was recorded at the closing of the transaction in first quarter of 2015.

Note 13. Indebtedness

The following is a summary of indebtedness and lease financing obligations as of September 30, 2015 and December 31, 2014 (in thousands):

	As of September 30, 2015	As of December 31, 2014
Current liabilities:
Term A loan	$47,928	$73,956
Lease finance obligations	719	—

	48,647	73,956

Noncurrent liabilities:
Term A loan	924,148	925,473
Term B loan	542,429	541,897
Revolver	—	—
Lease finance obligations	58,877	—

	1,525,454	1,467,370

Total	$1,574,101	$1,541,326

Senior Secured Credit Facilities

On June 18, 2015, ARRIS amended and restated its existing credit agreement dated March 27, 2013 (the “Existing Credit Agreement”) to improve the terms and conditions of the credit agreement, extend the maturities of certain loan facilities, increase the amount of the revolving credit facility, and add a new term A-1 loan facility to fund the planned acquisition of Pace. The credit facility under the amended credit agreement (the “Amended Credit Agreement”) was entered into with Bank of America, N.A. and various other institutions, and is comprised of (i) a “Term Loan A Facility” of $990 million, (ii) a “Term Loan B Facility” of $543.8 million, (iii) a “Revolving Credit Facility” of $500 million and (iv) a “Term Loan A-1 Facility” of $800 million, which is expected to be funded upon the closing of the planned acquisition of Pace. If the planned acquisition of Pace is terminated or abandoned, the Company may use the $400 million of the Term Loan A-1 Facility proceeds for general corporate purposes and an additional amount up to $400 million to refinance existing indebtedness. The Amended Credit Agreement refinanced the Term Loan A Facility and Revolving Credit Facility under the Existing Credit Agreement while the Term Loan B Facility is a continuation of the Term Loan B Facility under the Existing Credit Agreement. Under the Amended Credit Agreement, the Term Loan A Facility and the Revolving Credit Facility will mature on June 18, 2020. The Term Loan B Facility will mature on April 17, 2020. ARRIS determined that the refinancing transaction was treated as a debt modification as the changes in the terms of the amended Term Loan A Facility and Revolving Credit Facility were not considered substantial. In connection with the Amended Credit Agreement, as of September 30, 2015, the Company capitalized approximately $5.0 million of financing fees and $3.2 million of original issuance discount. In addition, the Company expensed approximately $13.0 million of debt issuance costs and wrote off approximately $2.1 million of existing debt issuance costs associated with certain lenders who were not party to the amended Term Loan A Facility and Revolving Credit Facility, which were included as interest expense in the Consolidated Statements of Operations for the three and nine months ended September 30, 2015. Interest rates on borrowings under the senior secured credit facilities are set forth in the table below. As of September 30, 2015, ARRIS had $1,521.4 million principal amount outstanding under the Term Loan A and Term Loan B Facilities, no borrowings under the Revolving Credit Facility and letters of credit totaling $2.4 million issued under the Revolving Credit Facility.

	Rate	As of September 30, 2015
Term Loan A	LIBOR + 1.75%	1.94%
Term Loan B	LIBOR(1) + 2.50%	3.25%
Revolving Credit Facility(2)	LIBOR + 1.75%	Not Applicable

(1)	Includes LIBOR floor of 0.75%
(2)	Includes unused commitment fee of 0.35% and letter of credit fee of 1.75% not reflected in interest rate above.

Borrowings under the senior secured credit facilities are secured by first priority liens on substantially all of the assets of ARRIS and certain of its present and future subsidiaries who are or become parties to, or guarantors under, the Amended Credit Agreement governing the senior secured credit facilities. The Amended Credit Agreement provides terms for mandatory prepayments and optional prepayments and commitment reductions. The Amended Credit Agreement also includes events of default, which are customary for facilities of this type (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all amounts outstanding under the credit facilities may be accelerated. The Amended Credit Agreement contains usual and customary limitations on indebtedness, liens, restricted payments, acquisitions and asset sales in the form of affirmative, negative and financial covenants, which are customary for financings of this type, including the maintenance of a minimum interest coverage ratio of 3.50:1 and a maximum leverage ratio of 3.75:1 (with a scheduled decrease to 3.50:1). As of September 30, 2015, ARRIS was in compliance with all covenants under the Amended Credit Agreement.

The Amended Credit Agreement provides for certain adjustments to the interest rates paid on the Term Loan A, Term Loan A-1, Term Loan B and Revolving Credit Facility based upon certain leverage ratios.

During the nine months ended September 30, 2015, the Company made mandatory prepayments of approximately $26.1 million related to the senior secured credit facilities. In addition, the Company paid $15 million of debt assumed in the AVN acquisition during the second quarter of 2015. Quarterly mandatory principal repayments on Term Loan A-1 will begin in the quarter in which the facility is funded.

As of September 30, 2015, the scheduled maturities of the contractual debt obligations for the next five years are as follows (in thousands):

2015 (for the remaining three months)	$12,375
2016	49,500
2017	49,500
2018	49,500
2019	49,500
Thereafter	1,311,063

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

Our CODM manages the Company under two segments:

•	Customer Premises Equipment (“CPE”) – The CPE segment’s product solutions include set-top boxes, gateways, and subscriber premises equipment that enable service providers to offer voice, video and high-speed data services to residential and business subscribers.

•	Network and Cloud (“N&C”) – The N&C segment’s product solutions include cable modem termination system, video infrastructure, distribution and transmission equipment and cloud solutions that enable facility-based service providers to construct a state-of-the-art residential and metro distribution network. The portfolio also includes a full suite of global services that offer technical support, professional services and system integration offerings to enable solutions sales of ARRIS’ end-to-end product portfolio.

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

The table below represents information about the Company’s reportable segments for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales to external customers:
CPE	$811,731	$945,386	$2,471,369	$2,861,912
N&C	409,619	460,837	1,225,243	1,202,105
Other	66	(778)	38	(4,483)

Total	1,221,416	1,405,445	3,696,650	4,059,534

Direct contribution:
CPE	141,427	208,163	443,186	624,732
N&C	121,211	134,217	333,010	304,133

Segment total	262,638	342,380	776,196	928,865

Corporate and unallocated costs	(137,194)	(152,945)	(426,097)	(463,012)
Amortization of intangible assets	(57,132)	(57,100)	(171,062)	(179,835)
Integration, acquisition, restructuring and other	(7,531)	(10,226)	(20,996)	(34,246)

Operating income	60,781	122,109	158,041	251,772

Interest expense	14,749	14,217	56,570	49,041
Loss on investments	3,446	6,368	6,565	11,278
Interest income	(513)	(653)	(1,792)	(1,937)
Loss on foreign currency	10,843	3,107	4,204	3,760
Other expense ( income), net	(2,827)	(63)	5,170	6,530

Income before income taxes	$35,083	$99,133	$87,324	$183,100

For the three and nine month periods ended September 30, 2015 and 2014, the compositions of our corporate and unallocated costs that are reflected in the consolidated statement of operations were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Corporate and unallocated costs:
Cost of sales	$14,753	$18,256	$44,440	$53,765
Selling, general and administrative expenses	84,250	86,612	259,524	265,925
Research and development expenses	38,191	48,077	122,133	143,322

Total	$137,194	152,945	426,097	463,012

Note 15. Sales Information

ARRIS sells its products primarily in the United States. The Company’s international revenue is generated from Asia Pacific, Canada, Europe, and Latin America. Sales to customers outside of United States were approximately 27.1% and 26.8%, for the three months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014, sales to customers outside of United States were approximately 27.7% and 24.7%, respectively.

International sales by region for the three and nine months ended September 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Americas, excluding U.S. (1)	$203,977	$246,922	$651,377	$661,005
Asia Pacific	33,863	38,584	103,907	113,674
EMEA	93,676	90,759	267,308	226,885

Total international sales	$331,516	$376,265	$1,022,592	$1,001,564

(1)	Excludes U.S. sales of $889.9 million and $2,674.1 million for the three and nine months ended September 30, 2015, respectively. Excludes U.S. sales of $1,029.2 million and $3,058.0 million for the three and nine months ended September 30, 2014, respectively.

Note 16. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the periods indicated (in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic:
Net income attributable to ARRIS Group Inc.	$26,257	$54,626	$62,140	$134,451

Weighted average shares outstanding	146,781	144,967	146,146	144,085

Basic earnings per share	$0.18	$0.38	$0.43	$0.93

Diluted:
Net income attributable to ARRIS Group Inc.	$26,257	$54,626	$62,140	$134,451

Weighted average shares outstanding	146,781	144,967	146,146	144,085
Net effect of dilutive equity awards	2,641	3,786	3,086	3,911

Total	149,422	148,753	149,232	147,996

Diluted earnings per share	$0.18	$0.37	$0.42	$0.91

For the three and nine months ended September 30, 2015, approximately 26.4 thousand and 9.0 thousand of the equity-based awards, respectively, were excluded from the computation of diluted earnings per share shares because their effect would have been anti-dilutive. During the same periods in 2014, approximately zero and 4.5 thousand of the equity-based awards, respectively, were excluded from the dilutive securities above. These exclusions are made if the exercise price of these equity-based awards is in excess of the average market price of the common stock for the period, or if the Company has net losses, both of which have an anti-dilutive effect.

During the nine months ended September 30, 2015, the Company issued 2.3 million shares of its common stock related to stock option exercises and the vesting of restricted shares, as compared to 3.1 million shares for the twelve months ended December 31, 2014.

The Company has not paid cash dividends on its common stock since its inception.

Note 17. Changes in Equity

The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to shareholders of ARRIS Group, Inc. and equity attributable to noncontrolling interest (in thousands):

	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total ARRIS Group, Inc. stockholders’ equity	Non- controlling Interest	Total stockholders’ equity

Balance, December 31, 2014	$1,796	$1,739,700	$(306,330)	$266,642	$(11,047)	$1,690,761	$—	$1,690,761
Net income (loss)	—	—	—	62,140	—	62,140	(4,526)	57,614
Other comprehensive income (loss), net of tax	—	—	—	—	(9,189)	(9,189)	(20)	(9,209)
Contribution from noncontrolling interest	—	—	—	—	—	—	54,250	54,250
Compensation under stock award plans	—	46,556	—	—	—	46,556	—	46,556
Issuance of common stock and other	23	(24,456)	—	—	—	(24,433)	—	(24,433)
Repurchase of common stock, net of issuances	—	—	(24,999)	—	—	(24,999)	—	(24,999)
Income tax benefit related to exercise of stock options	—	311	—	—	—	311	—	311

Balance, September 30, 2015	$1,819	$1,762,111	$(331,329)	$328,782	$(20,236)	$1,741,147	$49,704	$1,790,851

Note 18. Income Taxes

For the nine months ended September 30, 2015 and 2014, the Company recorded income tax expense of $29.7 million and $48.6 million, respectively. Below is a summary of the components of the tax expense for the three and nine month periods ended September 30, 2015 and 2014 (in thousands, except for percentages):

	Three Months Ended September 30,
	2015			2014
	Income Before Tax	Income Tax Expense (Benefit)	Effective Tax Rate	Income Before Tax	Income Tax Expense (Benefit)	Effective Tax Rate
Non-discrete items	$33,321	$15,239	45.7%	$109,703	$39,136	35.7%
Write down in cost method investments	—	—		(4,000)	(1,440)
Acquisition costs	—	—		(6,570)	(2,367)
Return to provision adjustments	—	1,568		—	4,550
Valuation allowances, uncertain tax positions	—	(29,951)		—	7,234
Change in state deferred rates	—	—		—	1,403
Taiwan gain	—	18,972		—	—
U.S. loss on AVN	(1,907)	2,240		—	—
Purchased attributes	3,669	3,669		—	—
Intangible reattribution	—	—		—	$(4,009)

Total	$35,083	$11,737	33.5%	$99,133	$44,507	44.9%

	Nine Months Ended September 30,
	2015			2014
	Income Before Tax	Income Tax Expense (Benefit)	Effective Tax Rate	Income Before Tax	Income Tax Expense (Benefit)	Effective Tax Rate
Non-discrete items	$90,846	$37,029	40.8%	$222,815	$79,577	35.7%
Loss on real estate held for sale	—	—		(2,125)	(760)
Write down in cost method investments	—	—		(7,000)	(2,502)
Acquisition costs	—	—		(30,590)	(10,936)
Change in state deferred rates	—	—		—	(3,836)
Net operating losses acquired	—	—		—	(18,163)
Return to provision adjustments	—	1,568		—	6,186
Valuation allowances, uncertain tax positions	—	(33,768)		—	2,582
Intangible reattribution	—	—		—	(4,009)
Taiwan gain	—	18,972		—	—
U.S. loss on AVN	$(7,191)	2,240		—	—
Purchased attributes	$3,669	3,669		—	—
Other	—	—		—	510

Total	$87,324	$29,710	34.0%	$183,100	$48,649	26.6%

•	The change in the income tax expense for the three month period ended September 30, 2015 compared to the three month period ended September 30, 2014, was due to a benefit for the release of $21.6 million of valuation allowances on net operating loss carryforwards, as well as a benefit of $8.4 million from releasing uncertain tax positions relating to settled income tax audits. In addition, ARRIS recognized a gain relating to its Taiwanese entity, resulting in a tax expense of $19 million. The Company also recorded income tax expense relating to return to provision adjustments of $1.6 million. Furthermore, the Company was informed that foreign tax credit attributes that it had received from Google on the purchase of Motorola Home were reduced as Google filed its final tax returns relating to Motorola Home. This generated book income and tax expense of $3.7 million during the period ended September 30, 2015.

Our effective income tax rate for the nine month period ended September 30, 2015 also includes a benefit for the release of $3.8 million of valuation allowances on capital loss carryforwards, which were utilized to offset capital gains generated by the taxable sale of real property in San Diego, California. In addition, ARRIS did not record a tax benefit on operating losses of $7.2 million from AVN, including $5.2 million of losses which were recorded through the second quarter. ARRIS purchased a 65% interest in this joint venture during the second quarter. During the third quarter of 2015, AVN was converted into a limited liability company, generating $2.2 million of income tax expense.

Our effective income tax rate for the nine months ended September 30, 2014 included benefits of $18.2 million from the release of valuation allowances on net operating losses acquired in the Motorola Home transaction, a benefit of $3.8 million from changes in state deferred income tax rates resulting from state tax planning, and other benefits of $8.9 million primarily relating to the integration of the Motorola Home business which occurred during 2014 and do not recur in 2015.

•	For the nine month period ended September 30, 2015, the Company did not record any benefits attributed to research and development tax credits, as the tax credit has not been reenacted.

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

Note 19. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of taxes, for the nine months ended September 30, 2015 and 2014 (in thousands):

	Available-for sale securities	Change related to pension liability	Derivative instruments	Cumulative translation adjustments	Total
Balance as of December 31, 2014	$25	$(7,181)	$(3,166)	$(725)	$(11,047)
Other comprehensive (loss) income before reclassifications	(28)	80	(11,670)	(1,000)	(12,618)
Amounts reclassified from accumulated other comprehensive income (loss)	(93)	—	3,522	—	3,429

Net current-period other comprehensive income (loss)	(121)	80	(8,148)	(1,000)	(9,189)

Balance as of September 30, 2015	$(96)	$(7,101)	$(11,314)	$(1,725)	$(20,236)

	Available-for sale securities	Change related to pension liability	Derivative instruments	Cumulative translation adjustments	Total
Balance as of December 31, 2013	$306	$(2,416)	$(2,541)	$(11)	$(4,662)
Other comprehensive (loss) income before reclassifications	(383)	—	(2,998)	(154)	(3,535)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	3,580	—	3,580

Net current-period other comprehensive income (loss)	(383)	—	582	(154)	45

Balance as of September 30, 2014	$(77)	$(2,416)	$(1,959)	$(165)	$(4,617)

Note 20. Commitments and Contingencies

Bank Guarantees

The Company has outstanding bank guarantees, of which certain amounts are collateralized by restricted cash. As of September 30, 2015, the restricted cash associated with the outstanding bank guarantee was $0.8 million which is reflected in Other Assets on the Consolidated Balance Sheets.

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

Business and Financial Highlights

Business Highlights

•	Pending Pace acquisition:

•	Announced in April 2015 a deal to acquire Pace plc to expand our product offerings and international reach.

•	Obtained both ARRIS and Pace shareholders’ approval for the acquisition in October 2015.

•	Continue to work through the review process with the Department of Justice and other foreign regulators to satisfy the remaining regulatory conditions to close the transaction.

•	Anticipate the transaction to close in December 2015 or first quarter of 2016.

•	Sales and earnings down year over year

•	Telco sales are being impacted by AT&T/DirecTV merger and lower video subscriber adds.

•	Industry consolidations continue to impact business in the near term.

•	Strength in the U.S. dollar has continued to put downward pressure on international business.

CPE Segment

•	Net sales and direct contribution decreased by 14% and 32% respectively year-over-year, reflecting continued operator subscriber growth challenges, particularly with our telco customers.

•	Net sales and direct contribution decreased by 3% and 6% respectively quarter over quarter, reflecting further pressure from changing strategies and business challenges associated with our telco customers.

•	Cable CPE sales improved sequentially with robust DOCSIS and video gateway shipments.

•	Strong retail business performance in the quarter as we achieved our highest level of cable gateway and modem shipments in this channel.

•	Formally announced the deployment of the ARRIS XB3 platform with Comcast.

•	Secured a position with Tier 1 customer on a next generation DSL gateway.

•	Launched a next generation video gateway platform with Shaw Communications.

N&C Segment

•	Net sales and direct contribution dollars decreased by 11% and 10% respectively year-over-year, with challenging comparisons due to the record level of CMTS shipments in second half of 2014 as we ramped production and benefited from pent up demand for the new E6000 CCAP platform.

•	Net sales decreased 3% and direct contribution increased 3% quarter over quarter as expected, as previous shipments were being installed and deployed. Margins benefited by an increasing mix of CMTS software license sales.

•	Strong demand for Access and Transport HFC products as operators expand broadband capacity.

•	Results include a full quarter of pro-rata share of ActiveVideo results, which were slightly dilutive in the quarter.

•	Launched new Managed Wi-Fi services initiative.

Financial Highlights

•	Net sales in the third quarter and nine months ended September 30, 2015 were $1,221.4 million and $3,696.7 million, respectively, as compared to $1,405.4 million and $4,059.5 million in the same periods in 2014.

•	Gross margin percentage was 29.4% in the third quarter of 2015, which compares to 31.0% in the third quarter of 2014.

•	Total operating expenses (excluding amortization of intangible assets, integration, acquisition, restructuring and other costs) in the third quarter of 2015 were $233.9 million, as compared to $246.3 million in the same period last year.

•	We ended the third quarter of 2015 with $781.1 million of cash, cash equivalents, and short-term marketable security investments. The Company generated $224.5 million of cash from operating activities through the first nine months of 2015, which compares to $329.2 million generated during the same period in 2014.

•	We ended the third quarter 2015 with long-term debt of $1,521.4 million, at face value, the current portion of which is $49.5 million. We repaid $26.1 million of our Term Loans under our credit facility and $15 million of indebtedness related to AVN in the first nine months of 2015.

Comparison of Operations for the Three and Nine Months Ended September 30, 2015 and 2014

Net Sales

The table below sets forth our net sales for the three and nine months ended September 30, 2015 and 2014, for each of our segments (in thousands):

	Net Sales				Increase (Decrease) Between 2015 and 2014
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30		For the Nine Months Ended September 30
	2015	2014	2015	2014	$	%	$	%
Segment:
CPE	$811,731	$945,386	$2,471,369	$2,861,912	$(133,655)	(14.1)%	$(390,543)	(13.6)%
N&C	409,619	460,837	1,225,243	1,202,105	(51,218)	(11.1)%	23,138	1.9%
Other	66	(778)	38	(4,483)	844	108.5%	4,521	100.8%

Total sales	$1,221,416	$1,405,445	$3,696,650	$4,059,534	$(184,029)	(13.1)%	$(362,884)	(8.9)%

The table below sets forth our domestic and international sales for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Net Sales				Increase (Decrease) Between 2015 and 2014
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30		For the Nine Months Ended September 30
	2015	2014	2015	2014	$	%	$	%

Domestic	$889,900	$1,029,180	$2,674,058	$3,057,970	$(139,280)	(13.5)%	$(383,912)	(12.6)%
International
Americas, excluding U.S.	203,977	246,922	651,377	661,005	(42,945)	(17.4)%	(9,628)	(1.5)%
Asia Pacific	33,863	38,584	103,907	113,674	(4,721)	(12.2)%	(9,767)	(8.6)%
EMEA	93,676	90,759	267,308	226,885	2,917	3.2%	40,423	17.8%

Total International	331,516	376,265	1,022,592	1,001,564	(44,749)	(11.9)%	21,028	2.1%

Total sales	$1,221,416	$1,405,445	$3,696,650	$4,059,534	$(184,029)	(13.1)%	$(362,884)	(8.9)%

Customer Premises Equipment Net Sales 2015 vs. 2014

During the three and nine months ended September 30, 2015, net sales in our CPE segment decreased by approximately 14.1% and 13.6%, respectively, as compared to the same period in 2014.

For the three and nine months ended September 30, 2015, CPE sales declined primarily as a result of lower video CPE product sales compared to the same period the prior year. The decline was driven by sales of new product introductions and platform transitions implemented by certain customers during 2014 which did not recur, as well as telco customer subscriber growth challenges in 2015. This was partially offset by growth in sales of broadband CPE products.

Network and Cloud Net Sales 2015 vs. 2014

During the three months ended September 30, 2015, net sales in N&C segment decreased by approximately 11.1% as compared to the third quarter of 2014. During the nine months ended September 30, 2015, net sales in N&C segment increased by approximately 1.9% as compared to the same period in 2014.

For the three and nine months ended September 30, 2015, net sales of infrastructure equipment decreased $61.0 million and $13.5 million, respectively, as compared to the same period the prior year. The decrease reflects higher shipments in the second half of 2014 resulting from the launch of the E6000 CCAP platform, offset by increases in distribution and transmission equipment sales. For the three and nine months ended September 30, 2015, net sales of professional services increased $4.9 million and $31.7 million, respectively, as compared to the same period the prior year. The increase year over year is a result of the growing pipeline of professional services projects during 2015.

Gross Margin

The table below sets forth our gross margin for the three and nine months ended September 30, 2015 and 2014 (in thousands, except percentages):

	Gross Margin				Increase (Decrease) Between 2015 and 2014
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30		For the Nine Months Ended September 30
	2015	2014	2015	2014	$	%	$	%

Gross margin dollars	$359,333	$435,734	$1,060,250	$1,201,921	$(76,401)	(17.5)%	$(141,671)	(11.8)%
Gross margin percentage	29.4%	31.0%	28.7%	29.6%		(1.6)		(0.9)

During the three and nine months ended September 30, 2015, gross margin dollars and gross margin percentage decreased as compared to the same period in 2014. The decrease in gross margin dollars and percentage is primarily the result of product mix and lower sales.

Operating Expenses

The table below provides detail regarding our operating expenses (in thousands):

	Operating Expenses				Increase (Decrease) Between 2015 and 2014
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30		For the Nine Months Ended September 30
	2015	2014	2015	2014	$	%	$	%
Selling, general and administrative	$101,685	$103,497	$309,219	$314,991	$(1,812)	(1.8)%	$(5,772)	(1.8)%
Research & development	132,204	142,802	400,932	421,077	(10,598)	(7.4)%	(20,145)	(4.8)%
Amortization of intangibles	57,132	57,100	171,062	179,835	32	0.1%	(8,773)	(4.9)%
Integration, acquisition, restructuring & other	7,531	10,226	20,996	34,246	(2,695)	(26.4)%	(13,250)	(38.7)%

Total	$298,552	$313,625	$902,209	$950,149	$(15,073)	(4.8)%	$(47,940)	(5.0)%

Selling, General and Administrative or SG&A, Expenses

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

SG&A expenses decreased for the three months ended September 30, 2015 compared to the prior year due to lower variable compensation expense of approximately $5.0 million as a result of lower sales and operating income, $3.0 million decrease in sales and marketing expenses, which were partially offset by $3.3 million increase in general and administrative expenses primarily related to higher IT and outside service costs and $2.8 million of incremental expense associated with the AVN acquisition.

SG&A expenses decreased for the nine months ended September 30, 2015 compared to the prior year. The decrease is due to lower variable compensation expense of approximately $14.0 million as a result of lower sales and operating income, $0.4 million decrease in general and administrative expenses primarily related to lower IT and outside service costs offset by $3.8 million increase in sales and marketing expenses and $4.9 million of incremental expense associated with the AVN acquisition.

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

During the three months ended September 30, 2015, R&D expenses decreased as compared to the same period in 2014. The decrease is due to lower variable compensation expense of approximately $5.6 million as a result of lower sales and operating income, $2.5 million reduction in consulting fees, project related expenses and lower IT expenses, $4.8 million reduction in depreciation expense, which were partially offset by $2.4 million of incremental expense associated with the AVN acquisition.

During the nine months ended September 30, 2015, R&D expenses decreased as compared to the same period in 2014. The decrease is due to lower variable compensation expense of approximately $13.3 million as a result of lower sales and operating income, $6.2 million reduction primarily in consulting fees, project related expenses and lower IT expenses, $6.2 million reduction in depreciation expense which were partially offset by $3.9 million of incremental expense associated with the AVN acquisition.

Integration, Acquisition, Restructuring and Other Costs

During the three months ended September 30, 2015 and 2014, we recorded integration, acquisition, restructuring and other costs of $7.5 million and $10.2 million, respectively. For the nine months ended September 30, 2015 and 2014, integration, acquisition, restructuring and other cost was $21.0 million and $34.2 million, respectively. The decline year over year, primarily related to integration related outside services and legal fees incurred in 2014 related to the acquisition of Motorola Home. Costs in 2015 are primarily related to the AVN acquisition and the proposed acquisition of Pace and are expected to increase as we work to complete and integrate the Pace acquisition.

Amortization of Intangible Assets

Our intangible amortization expense relates to finite-lived intangible assets acquired in business combinations. Intangibles amortization expense for the three months ended September 30, 2015 and 2014 was $57.1 million. For the nine months ended September 30, 2015 and 2014, intangible amortization expense was $171.1 million and $179.8 million, respectively.

Direct Contribution

The table below sets forth our direct contribution, which is defined as gross margin less direct operating expenses, for the three and nine months ended September 30, 2015 and 2014, for each of our segments (in thousands):

	Direct Contribution				Increase (Decrease) Between 2015 and 2014
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30		For the Nine Months Ended September 30
	2015	2014	2015	2014	$	%	$	%
Segment:
CPE	$141,427	$208,163	$443,186	$624,732	$(66,736)	(32.1)%	$(181,546)	(29.1)%
N&C	121,211	134,217	333,010	304,133	(13,006)	(9.7)%	28,877	9.5%

Total	$262,638	$342,380	$776,196	$928,865	$(79,742)	(23.3)%	$(152,669)	(16.4)%

Customer Premises Equipment Direct Contribution 2015 vs. 2014

During the three and nine months ended September 30, 2015 direct contribution in our CPE segment decreased by approximately 32.1% and 29.1%, respectively, as compared to the same period in 2014. The decrease is primarily attributable to the decline in shipments of video and broadband CPE products.

Network and Cloud Direct Contribution 2015 vs. 2014

During the three months ended September 30, 2015, direct contribution in our N&C segment decreased by approximately 9.7% as compared to the third quarter of 2014. The decrease is primarily due to lower sales in infrastructure equipment and lower margin on professional services, which were partially offset by higher mix of license sales. During the nine months ended September 30, 2015, direct contribution in our N&C segment increased by approximately 9.5% as compared to the same period in 2014. The increase is primarily attributable to higher sales in professional services and higher margin on infrastructure products.

Corporate and Unallocated Costs

There are expenses that are not included in the measure of segment direct contribution and as such are reported as “Corporate and Unallocated Costs” and are included in the reconciliation to income (loss) before income taxes. The “Corporate and Unallocated Costs” category of expenses include corporate sales and marketing, home office general and administrative expenses, annual bonus and equity compensation.

For the three and nine month periods ended September 30, 2015 and 2014, the composition of our corporate and unallocated costs that are reflected in the consolidated statement of operations were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Corporate and unallocated costs:
Cost of sales	$14,753	$18,256	$44,440	$53,765
Selling, general and administrative expenses	84,250	86,612	259,524	265,925
Research and development expenses	38,191	48,077	122,133	143,322

Total	$137,194	152,945	426,097	463,012

During the three and nine months ended September 30, 2015 corporate and unallocated costs decreased as compared to the same period in 2014. The decrease primarily due to lower variable compensation costs.

Other Expense (Income)

Interest Expense

Interest expense for the three months ended September 30, 2015 and 2014 was $14.7 million and $14.2 million, respectively. For the nine months ended September 30, 2015 and 2014, interest expense was $56.6 million and $49.0 million, respectively. Interest expense reflects the amortization of deferred finance fees, the debt discount for the term loans and interest paid on notes and term loans and other debt obligations.

Additionally, in connection with the Amended Credit Agreement, we expensed approximately $13.0 million of debt issuance costs and wrote off approximately $2.1 million of existing debt issuance costs associated with certain lenders who were not party to the amended Term Loan A Facility and Revolving Credit Facility, which were included as interest expense in the Consolidated Statements of Operations for the nine months ended September 30, 2015.

During the nine months ended September 30, 2014, optional debt pre-payments were made resulting in the accelerated write-off of deferred financing fees and debt discount of $2.7 million.

Interest Income

Interest income during the three months ended September 30, 2015 and 2014 was $0.5 million and $0.7 million, respectively. During the nine months ended September 30, 2015 and 2014, interest income was $1.8 million and $1.9 million, respectively. The income reflects interest earned on cash, cash equivalents, short-term and long-term marketable security investments.

Loss on Foreign Currency

During the three and nine months ended September 30, 2015, we recorded a foreign currency loss of approximately $10.8 million and $4.2 million, respectively. During the three and nine months ended September 30, 2014, we recorded a foreign currency loss of approximately $3.1 million and $3.8 million, respectively. We have US dollar functional currency entities that bill certain international customers in their local currency. Additionally, certain intercompany transactions are denominated in foreign currencies and subject to revaluation. To mitigate the volatility related to fluctuations in the foreign exchange rates, we may enter into various foreign currency contracts.

Additionally, as part of the pending Pace acquisition, we will be obligated to pay the Pace shareholders 132.5 pence per share in cash consideration, which is approximately 439 million British pounds as of September 30, 2015. We have entered into foreign currency forward contracts to purchase British pounds and sell U.S. Dollars in order to mitigate the volatility related to fluctuations in the foreign exchange rate until the acquisition closing date occurs. As of September 30, 2015, we had forward contracts with notional amounts totaling 345 million British pounds which mature on March 31, 2016. The contracts fixed the British pound to U.S. dollar forward exchange rate at various rates. During the three and nine months ended September 30, 2015, losses of $15.4 million and $8.6 million were recorded related to the British pound forward contracts, respectively.

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

During the three months ended September 30, 2015 and 2014, we recorded a net loss, including impairment charges, related to these investments of $3.4 million and $6.4 million, respectively. During the nine months ended September 30, 2015 and 2014, we recorded a net loss, including impairment charge in 2014, related to these investments of $6.6 million and $11.3 million, respectively.

The Company performed an evaluation of its investments and concluded that indicators of impairment existed for certain investments, and that their fair value had declined. This resulted in other-than-temporary impairment charges of $0.2 million and $7.0 million, respectively, during the nine months ended September 30, 2015 and 2014. No impairment charges were recorded in the third quarter of 2015. During the three months ended September 30, 2014, a $4.0 million impairment charge was recorded.

Other Expense (Income), net

Other expense (income), net for the three months ended September 30, 2015 and 2014 was $(2.8) million and $(0.1) million, respectively. For the nine months ended September 30, 2015 and 2014, other expense was $5.2 million and $6.5 million, respectively.

In connection with our acquisition of Motorola Home, we have obtained certain foreign tax credit benefits for which we have recorded a liability to Google resulting from certain provisions in the acquisition agreement. During the three months ended September 30, 2015, we recorded income of $3.7 million, as a result of a reduction of foreign tax credit attributes reducing the liability to Google previously recorded in 2014 from $20.5 million to $16.8 million.

For the nine months ended September 30, 2015, the Company recorded a loss of $5.3 million from the sale of land and building associated with its San Diego campus facilities.

For the nine months ended September 30, 2014, we recorded a $2.1 million write-down in the carrying value of land and building which was classified as held for sale as a result of obtaining a letter of intent for its sale and is included in other expense (income), net.

Income Tax Expense

The following table presents the provision for income taxes for the three and nine months ended September 30, 2015 and 2014 (in thousands):

					Increase (Decrease) Between 2015 and 2014
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30		For the Nine Months Ended September 30
	2015	2014	2015	2014	$	%	$	%

Provision for income taxes	$11,737	$44,507	$29,710	$48,649	$(32,770)	(73.6)%	$(18,939)	(38.9)%
Effective tax rates	33.5%	44.9%	34.0%	26.6%

Our effective income tax rate for the three months ended September 30, 2015, includes a benefit for the release of $21.6 million of valuation allowances on net operating loss carryforwards, as well as a benefit of $8.4 million from releasing uncertain tax positions relating to settled income tax audits. ARRIS recognized a gain relating to its Taiwanese entity, resulting in a tax expense of $19 million. The Company also recorded income tax expense relating to return to provision adjustments of $1.6 million. In addition, the Company was informed that foreign tax credit attributes that it had received from Google on the purchase of Motorola Home were reduced as Google filed its final tax returns relating to Motorola Home. This generated book income and tax expense of $3.7 million during the period ended September 30, 2015.

Our effective income tax rate for the nine month period ended September 30, 2015 also includes a benefit for the release of $3.8 million of valuation allowances on capital loss carryforwards, which were utilized to offset capital gains generated by the taxable sale of real property in San Diego, California. In addition, ARRIS did not record a tax benefit on operating losses of $7.2 million from AVN, including $5.2 million of losses which were recorded through the second quarter. ARRIS purchased a 65% interest in this joint venture during the second quarter. During the third quarter of 2015, AVN was converted into a limited liability company, generating $2.2 million of income tax expense.

Our effective income tax rate for the nine months ended September 30, 2014 included benefits of $18.2 million from the release of valuation allowances on net operating losses acquired in the Motorola Home transaction, a benefit of

$3.8 million from changes in state deferred income tax rates resulting from state tax planning, and other benefits of $8.9 million primarily relating to the integration of the Motorola Home business which occurred during 2014 and do not recur in 2015.

Non-GAAP Measures

As part of our ongoing review of financial information related to our business, we regularly use non-GAAP measures, in particular non-GAAP earnings, as we believe they provide a meaningful insight into our business and trends. We also believe that these non-GAAP measures provide readers of our financial statements with useful information and insight with respect to the results of our business. However, the presentation of non-GAAP information is not intended to be considered in isolation or as a substitute for results prepared in accordance with GAAP. Below are tables for the three and nine months ended September 30, 2015 and 2014 which detail and reconcile GAAP and non-GAAP net sales and adjusted net income:

	For the three months ended September 30, 2014		For the three months ended September 30, 2015		For the nine months ended September 30, 2014		For the nine months ended September 30, 2015
	Amount	Per Diluted Share	Amount	Per Diluted Share	Amount		Amount
Sales	$1,405,445		$1,221,416		$4,059,534		$3,696,650

Highlighted items:
Acquisition accounting impacts of deferred revenue	780				$4,475		$—

Sales excluding highlighted items	$1,406,225		$1,221,416		$4,064,009		$3,696,650

	Q3 2014		Q3 2015		Sep YTD 2014		Sep YTD 2015
	Amount	Per Diluted Share	Amount	Per Diluted Share	Amount	Per Diluted Share	Amount	Per Diluted Share
Net income attributable to ARRIS Group, Inc.	$54,626	$0.37	$26,257	$0.18	$134,451	$0.91	$62,139	$0.42

Highlighted items:
Impacting gross margin:
Stock compensation expense	1,824	0.01	2,284	0.02	4,934	0.03	6,289	0.04
Acquisition accounting impacts of deferred revenue	47	—	—	—	3,048	0.02	—	—

Impacting operating expenses:
Integration, acquisition, restructuring and other costs	10,226	0.07	7,531	0.05	34,246	0.23	20,995	0.14
Amortization of intangible assets	57,100	0.38	57,132	0.38	179,836	1.22	171,062	1.15
Stock compensation expense	11,671	0.08	14,005	0.09	34,878	0.24	40,267	0.27
Noncontrolling Interest share of Non-GAAP Adjustments	—	—	(791)	(0.01)	—	—	(1,590)	(0.01)

Impacting other (income) / expense:
Impairment on Investments	4,000	0.03	—	—	7,000	0.05	150	—
Debt amendment fees	—	—	669	—	—	—	15,051	0.10
Credit facility - ticking fees	—	—	678	—	—	—	678	—
Asset held for sale impairment	—	—		—	2,125	0.01	—	—
Foreign exchange contract (gains) losses related to cash consideration of Pace acquisition	—	—	15,429	0.10	—	—	8,584	0.06
Adjustment to liability related to foreign tax credit benefits	—	—	(3,669)	(0.02)	—	—	(3,669)	(0.02)
Loss on sale of building	—	—	—	—	—	—	5,142	0.03

Impacting income tax expense:

Net tax items	(19,375)	(0.13)	(35,845)	(0.24)	(107,429)	(0.73)	(96,500)	(0.65)

Total highlighted items	65,493	0.44	57,423	0.38	158,638	1.07	166,459	1.12

Net income excluding highlighted items	$120,119	$0.81	$83,680	$0.56	$293,089	$1.98	$228,598	$1.53

Weighted average common shares - basic

Weighted average common shares - diluted		148,753		149,422		147,996		149,232

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

Stock-Based Compensation Expense: We have excluded the effect of stock-based compensation expenses in calculating our non-GAAP operating expenses and net income (loss) measures. Although stock-based compensation is a key incentive offered to our employees, we continue to evaluate our business performance excluding stock-based compensation expenses. We record non-cash compensation expense related to grants of restricted stock. Depending upon the size, timing and the terms of the grants, the non-cash compensation expense may vary significantly but will recur in future periods.

Integration, Acquisition, Restructuring and Other Costs: We have excluded the effect of acquisition, integration, and other expenses and the effect of restructuring expenses in calculating our non-GAAP operating expenses and net income measures. We incurred expenses in connection with the acquisition of AVN, the Motorola Home acquisition, and the anticipated Pace acquisition, which we generally would not otherwise incur in the periods presented as part of our continuing operations. Acquisition and integration expenses consist of transaction costs, costs for transitional employees, other acquired employee related costs, and integration related outside services. Restructuring expenses consist of employee severance, abandoned facilities, product line disposition and other exit costs. We believe it is useful to understand the effects of these items on our total operating expenses.

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

Noncontrolling Interest share of Non-GAAP Adjustments: The joint venture formed with Charter for the AVN acquisition is accounted for by ARRIS under the consolidation method. As a result, the consolidated statements of operations include the revenues, expenses, and gains and losses of the noncontrolling interest. The amount of net income (loss) related to the noncontrolling interest are reported and presented separately in the consolidated statement of operations. We have excluded the noncontrolling share of any non GAAP adjusted measures recorded by the venture, as we believe it is useful to understand the effect of excluding this item when evaluating our ongoing performance.

Impairment of Investment: We have excluded the effect of an other-than-temporary impairment of a cost method investment in calculating our non-GAAP financial measures. We believe it is useful to understand the effect of this non-cash item in our other expense (income).

Debt Amendment Fees: In the second quarter of 2015, the Company amended its credit agreement. See “Financial Liquidity and Capital Resources”. Certain fees related to the debt modification have already been paid, and other fees related to the new Term Loan A-1 facility will be paid upon funding. We believe it is useful to understand the effect of this on our other expense (income).

Credit Facility - Ticking Fees: In connection with our pending acquisition of Pace plc, the cash portion of the consideration will be funded through debt financing commitments. A ticking fee is a fee paid to our banks to compensate for the time lag between the commitment allocation on a loan and the actual funding. We have excluded the effect of the ticking fee in calculating our non-GAAP financial measures. We believe it is useful to understand the effect of this non-cash item in our other expense (income).

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

Foreign Exchange Contract (Gains) Losses Related to Cash Consideration of Pace Acquisition: In the second quarter of 2015, the Company announced its intent to acquire Pace plc in exchange for stock and cash. We subsequently entered into foreign exchange forward contracts in order to hedge the foreign currency risk associated with the cash consideration of the Pace acquisition. These foreign exchange forward contracts were not designated as hedges, and accordingly, all changes in the fair value of these instruments are recognized as a loss (gain) on foreign currency in the Consolidated Statements of Operations. We believe it is useful to understand the effect of this on our other expense (income).

Adjustment to Liability Related to Foreign Tax Credit Benefits: In connection with our acquisition of Motorola Home, we have obtained certain foreign tax credit benefits for which we have recorded a liability to Google resulting from certain provisions in the acquisition agreement. The expense and subsequent adjustments related to this liability has been recorded as part of other expense (income). We have excluded the effect of the expense in the calculation of our non-GAAP financial measures. We believe it is useful to understand the effects of this item on our total other expense (income).

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

Financial Liquidity and Capital Resources

Overview

One of our key strategies remains maintaining and improving our capital structure. The key metrics we focus on are summarized in the table below:

Liquidity & Capital Resources Data

	Nine Months Ended September 30,
	2015	2014
	(in thousands, except DSO and turns)

Key Working Capital Items
Cash provided by operating activities	$224,498	$329,236
Cash, cash equivalents, and short-term investments	$781,123	$593,816
Long-term U.S. corporate & government agency bonds	$—	$5,331
Accounts receivable, net	$647,726	$684,722
Days Sales Outstanding (“DSOs”)	47	42
Inventory	$367,536	$368,628
Inventory turns	9.0	11.1

Key Financing Items
Term loans at face value	$1,521,438	$1,561,313
Cash used for debt repayment	$41,125	$195,903
Lease financing obligation	$58,729	$—
Cash used for share repurchases	$24,999	$—

Key Investing Items
Capital expenditures	$37,698	$41,759

Overview

In managing our liquidity and capital structure, we remained and are focused on key goals, and we have and will continue in the future to implement actions to achieve them. They include:

•	Liquidity – ensure that we have sufficient cash resources or other short-term liquidity to manage day to day operations.

•	Growth – implement a plan to ensure that we have adequate capital resources, or access thereto, to fund internal growth and execute acquisitions.

•	Deleverage – reduce our debt obligations.

•	Share repurchases – opportunistically repurchase our common stock.

Accounts Receivable & Inventory

We use the number of times per year that inventory turns over (based upon sales for the most recent period, or turns) to evaluate inventory management, and days sales outstanding, or DSOs, to evaluate accounts receivable management.

Accounts receivable increased by $50.2 million during the first nine months of 2015 as compared to $69.3 million in 2014, primarily as a result of payment patterns of our customers and timing of shipments to customers.

Inventory decreased by $27.4 million during the first nine months of 2015 as compared to an increase of $38.5 million during the first nine months of 2014. The decrease in inventory was primarily as a result of timing of customer requirements.

Term Debt Repayments

In the first nine months of 2015, we repaid $41.1 million of our term debt, of which $26.1 million was term debt under our senior secured credit facilities and $15.0 million was term debt assumed and settled in conjunction with the AVN acquisition in April 2015. Quarterly mandatory principal repayments on Term Loan A-1 will begin in the quarter in which the facility is funded.

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

Common Share Repurchases

During the first quarter of 2015, we repurchased 0.9 million shares of our common stock for $25.0 million at an average stock price of $28.70. No repurchases were made during the third quarter of 2015. Approximately $144.6 million remains available for future share repurchase under the previous share repurchase programs authorized by the Board which do not expire.

Summary of Current Liquidity Position and Potential for Future Capital Raising

We believe our current liquidity position, where we have approximately $781.1 million of cash, cash equivalents, short-term investments on hand as of September 30, 2015, together with approximately $497.6 million in availability under our new Revolving Credit Facility, together with the prospects for continued generation of cash from operations are adequate for our short- and medium-term business needs. Our cash, cash-equivalents, short-term investments as of September 30, 2015 include approximately $177.4 million held by foreign subsidiaries whose earnings we currently expect to reinvest indefinitely outside of the United States. We do not expect to need the cash generated by those foreign subsidiaries to fund our domestic operations. However, in the unforeseen event that we repatriate cash from those foreign subsidiaries, in excess of what is owed to the United States parent, we may be required to provide for and pay U.S. taxes on permanently repatriated funds.

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

Senior Secured Credit Facilities

On June 18, 2015, we amended and restated our existing credit agreement dated March 27, 2013 (the “Existing Credit Agreement”) to improve the terms and conditions of the credit agreement, extend the maturities of certain loan facilities, increase the amount of the revolving credit facility, and add a new term A-1 loan facility to fund the planned acquisition of Pace. The credit facility under the amended credit agreement (the “Amended Credit Agreement”) was entered into with Bank of America, N.A. and various other institutions, and is comprised of (i) a “Term Loan A Facility” of $990 million, (ii) a “Term Loan B Facility” of $543.8 million, (iii) a “Revolving Credit Facility” of $500 million and (iv) a “Term Loan A-1 Facility” of $800 million, which is expected to be funded upon the closing of the planned acquisition of Pace. If the planned acquisition of Pace is terminated or abandoned, we may use $400 million of the Term Loan A-1 Facility proceeds for general corporate purposes and an additional amount up to $400 million, to the extent available, to refinance existing indebtedness. The Amended Credit Agreement refinanced the Term Loan A Facility and Revolving Credit Facility under the Existing Credit Agreement while the Term Loan B Facility is a continuation of the Term Loan B Facility under the Existing Credit Agreement. Under the Amended Credit Agreement, the Term Loan A Facility and the Revolving Credit Facility will mature on June 18, 2020. The Term Loan B Facility will mature on April 17, 2020. We determined that the refinancing transaction was treated as a debt modification as the changes in the terms of the amended Term Loan A Facility and Revolving Credit Facility were not considered substantial. In connection with the Amended Credit Agreement, as of September 30, 2015, we capitalized approximately $5.0 million of financing fees and $3.2 million of original issuance discount. In addition, we expensed approximately $13.0 million of debt issuance costs and wrote off approximately $2.1 million of existing debt issuance costs associated with certain lenders who were not party to the amended Term Loan A Facility and Revolving Credit Facility, which were included as interest expense in the Consolidated Statements of Operations for the three and nine months ended September 30, 2015. Interest rates on borrowings under the senior secured credit facilities are set forth in the table below. As of September 30, 2015, we had $1,521.4 million face value outstanding under the Term Loan A and Term Loan B Facilities, no borrowings under the Revolving Credit Facility and letters of credit totaling $2.4 million issued under the Revolving Credit Facility.

	Rate	As of September 30, 2015
Term Loan A	LIBOR + 1.75%	1.94%
Term Loan B	LIBOR(1) + 2.50%	3.25%
Revolving Credit Facility(2)	LIBOR + 1.75%	Not Applicable

(1)	Includes LIBOR floor of 0.75%
(2)	Includes unused commitment fee of 0.35% and letter of credit fee of 1.75% not reflected in interest rate above.

Borrowings under the senior secured credit facilities are secured by first priority liens on substantially all of the assets of ARRIS and certain of its present and future subsidiaries who are or become parties to, or guarantors under, the Amended Credit Agreement governing the senior secured credit facilities. The Amended Credit Agreement provides terms for mandatory prepayments and optional prepayments and commitment reductions. The Amended

Credit Agreement also includes events of default, which are customary for facilities of this type (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all amounts outstanding under the credit facilities may be accelerated. The Amended Credit Agreement contains usual and customary limitations on indebtedness, liens, restricted payments, acquisitions and asset sales in the form of affirmative, negative and financial covenants, which are customary for financings of this type, including the maintenance of a minimum interest coverage ratio of 3.50:1 and a maximum leverage ratio of 3.75:1 (with a scheduled decrease to 3.50:1). As of September 30, 2015, we were in compliance with all covenants under the Amended Credit Agreement.

The Amended Credit Agreement provides for certain adjustments to the interest rates paid on the Term Loan A, Term Loan A-1, Term Loan B and Revolving Credit Facility based upon certain leverage ratios.

During the nine months ended September 30, 2015, we made mandatory prepayments of approximately $26.1 million related to the senior secured credit facilities. In addition, we paid $15 million of debt assumed in the AVN acquisition. Quarterly mandatory principal repayments on Term Loan A-1 will begin in the quarter in which the facility is funded.

Commitments

Our contractual obligations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014. There has been no material change to our contractual obligations during the first nine months of 2015, with the exception of the lease financing obligation and amendment to our senior secured credit facility, as discussed above.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Cash Flow

Below is a table setting forth the key line items of our Consolidated Statements of Cash Flows (in thousands):

	For the Nine Months Ended September 30,
Cash (used in) provided by	2015	2014
Operating activities	$224,498	$329,236
Investing activities	(131,212)	(45,383)
Financing activities	14,270	(199,292)

Net increase in cash and cash equivalents	$107,556	$84,561

Operating Activities:

Below are the key line items affecting cash provided by operating activities (in thousands):

	For the Nine Months Ended September 30,
	2015	2014
Consolidated net income	$57,614	$134,451
Adjustments to reconcile net income to cash provided by operating activities	312,250	274,773

Net income including adjustments	369,864	409,224
Increase in accounts receivable	(50,221)	(69,272)
Decrease (increase) in inventory	27,371	(38,499)
Increase in accounts payable and accrued liabilities	6,866	2,865
All other – net	(129,382)	24,918

Cash provided by operating activities	$224,498	$329,236

Consolidated net income including adjustments, decreased $39.4 million during the first nine months of 2015 as compared to 2014 primarily due to lower sales.

Accounts receivable increased by $50.2 million during the first nine months of 2015. This increase was primarily a result of purchasing pattern and payment patterns of our customers. Some international customers have delayed payments as they dealt with exchange rate fluctuations. Additionally, in 2015, we have higher international accounts receivable. Customers internationally typically have longer payment terms.

Inventory decreased by $27.4 million during the first nine months of 2015, reflecting increased sales for certain products and anticipated demand for certain products.

Accounts payable and accrued liabilities increased by $6.9 million during the first nine months of 2015.

All other accounts, net, include changes in other receivables, income taxes payable (recoverable), and prepaid expenses. The net change during the first nine months of 2015 was approximately $129.4 million. The other receivables represent amounts due from our contract manufacturers for material used in the assembly of our finished goods. The change in our income taxes recoverable account is a result of the timing of the actual estimated tax payments during the year as compared to the actual tax liability for the year.

Investing Activities:

Below are the key line items affecting investing activities (in thousands):

	For the Nine Months Ended September 30,
	2015	2014
Purchases of property, plant and equipment	$(37,698)	$(41,759)
Purchases of investments	(47,625)	(33,046)
Sales of investments	61,425	29,319
Purchase of intangible assets	(37,340)	—
Proceeds from sale-leaseback transaction	24,960	—
Acquisitions, net of cash acquired	(97,905)	84
Other, net	2,971	19

Cash used in investing activities	$(131,212)	$(45,383)

Purchases of property, plant and equipment – This represents capital expenditures which are mainly for test equipment, laboratory equipment, and computing equipment.

Purchases and sales of investments - This represents purchases and sales of securities.

Purchase of intangible assets – Represent primarily the purchase of technology licenses.

Proceeds from sale-leaseback transaction – Represent proceeds received from the sale of land and building that qualified for sale leaseback accounting.

Acquisitions, net of cash acquired – This represents cash investments for acquisitions.

Other, net – Represent dividend proceeds received from equity investments and cash proceeds received from sale of assets in 2015 and cash proceeds received from sale of assets in 2014.

Financing Activities:

Below are the key line items affecting our financing activities (in thousands):

	For the Nine Months Ended September 30,
	2015	2014
Payment of debt obligations	$(41,125)	$(195,903)
Payment for debt discount	(3,247)	—
Payment for deferred financing costs	(4,992)	—
Proceeds from sale-leaseback financing transaction	58,729	—
Payment of financing lease obligation	(264)	—
Repurchase of common stock	(24,999)	—
Excess income tax benefits from stock-based compensation plans	354	14,651
Repurchase of shares to satisfy minimum tax withholdings	(32,452)	(29,605)
Proceeds from issuance of common stock	8,016	11,565
Contribution from noncontrolling interest	54,250	—

Cash provided by (used in) financing activities	$14,270	$(199,292)

Payment of debt obligations – This represents the payment of the term loans under the senior secured credit facilities plus the payment of debt assumed and settled in conjunction with the closing of the AVN acquisition in 2015 and the SeaWell acquisition in 2014.

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

Repurchase of shares to satisfy minimum tax withholdings - This represents the shares withheld to satisfy the minimum tax withholding when restricted stock vests.

Proceeds from issuance of common stock – This represents cash proceeds related to the exercise of employee stock options, offset by expenses paid related to issuance of common stock.

Contribution from noncontrolling interest – This represents the equity investment contributions by the noncontrolling interest in A-C Venture.

Interest Rates

All indebtedness under our senior secured credit facilities bears interest at variable rates based on LIBOR plus an applicable spread. We entered into interest rate swap arrangements to convert a notional amount of $625.0 million of our variable rate debt based on one-month LIBOR to a fixed rate. The objective of these swaps is to manage the variability of cash flows in the interest payments related to the portion of the variable rate debt designated as being hedged.

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

We have certain international customers who are billed in their local currency and certain international operations that procure in U.S. dollars. We also have certain predicable expenditures for international operations in local currency. Additionally, certain intercompany transactions are denominated in foreign currencies and subject to revaluation. As part of the Pace plc acquisition, we will be obligated to pay the Pace shareholders 132.5 pence per share in cash consideration, which is approximately 439 million British pounds as of September 30, 2015. We use a hedging strategy and enter into forward or currency option contracts based on a percentage of expected foreign currency revenues and expenses. The percentage can vary, based on the predictability of the exposures denominated in the foreign currency.

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

We execute letters of credit and bank guarantees in favor of certain landlords and vendors to guarantee performance on contracts. Certain financial instruments require cash collateral, and these amounts are reported in Other Assets on the Consolidated Balance Sheets. As of September 30, 2015 and December 31, 2014, we had approximately $0.8 million and $1.4 million outstanding of restricted cash, respectively.

Cash, Cash Equivalents, Short-Term Investments and Long-Term Investments

Our cash and cash equivalents (which are highly-liquid deposits and investments with an original maturity of three months or less) are primarily held in demand and money market deposit accounts that pay taxable interest. We hold short-term investments consisting of debt securities classified as available-for-sale, which are stated at estimated fair value. These debt securities consist primarily of corporate bonds, commercial paper, certificates of deposits, and U.S. government agency financial instruments.

We hold cost method investments in private companies. These investments are recorded at $16.3 million and $15.2 million as of September 30, 2015 and December 31, 2014, respectively. See Note 7 of Notes to the Consolidated Financial Statements for disclosures related to the fair value of our investments.

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

Capital Expenditures

Capital expenditures are made at a level designed to support the strategic and operating needs of the business. ARRIS’ capital expenditures were $37.7 million in the first nine months of 2015 as compared to $41.8 million in the first nine months of 2014. Management expects to invest approximately $50 million in capital expenditures for the fiscal year 2015.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in our Form 10-K for the year ended December 31, 2014, as filed with the SEC. Our critical accounting estimates have not changed in any material respect during the nine months ended September 30, 2015.

Forward-Looking Statements

Certain information and statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report, including statements using terms such as “may,” “expect,” “anticipate,” “intend,” “estimate,” “believe,” “plan,” “continue,” “could be,” or similar variations or the negative thereof, constitute forward-looking statements with respect to the financial condition, results of operations, and business of ARRIS, including statements that are based on current expectations, estimates, forecasts, and projections about the markets in which we operate and management’s beliefs and assumptions regarding these markets. These and any other statements in this document that are not statements about historical facts are “forward-looking statements.” We caution investors that forward-looking statements made by us are not guarantees of future performance and that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. Important factors that could cause results or events to differ from current expectations are described in the risk factors set forth in Part II, Item 1A, “Risk Factors.” These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. In providing forward-looking statements, ARRIS expressly disclaims any obligation to update publicly or otherwise these statements, whether as a result of new information, future events or otherwise except to the extent required by law.

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

C-Cation v. ARRIS et al., C.A. 14-cv-00059, Eastern District of Texas; C-Cation v. Atlantic Broadband et al., C.A. 15-cv-00295, District of Delaware. On February 4, 2014, C-Cation filed suit against TWC, ARRIS, Cisco and Casa alleging infringement of U.S. Patent No. 5,563,883 relating to channel management. On April 7, 2015, C-Cation filed an additional suit against several remaining MSOs alleging infringement of the same patent. An Inter Partes Review request filed by ARRIS on the remaining claims asserted in the litigation has been instituted and a hearing will be scheduled to assess invalidity of the claims. The litigation has been stayed pending conclusion of the Inter Partes Review proceeding. The asserted patent expired in 2014 and the complaint requests unspecified damages for past infringement. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to pay damages for utilizing certain technology.

ChanBond v. MSOs, C.A. 15-cv-00848, et al, District of Delaware (RGA). On September 21, 2015, ChanBond filed suit against several MSOs alleging infringement of three US Patents. The complaint requests unspecified damages for infringement and injunction against future infringement. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify the MSOs and/or pay damages for utilizing certain technology.

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

TQ Delta v. MSOs, C.A. 15-cv-00611; 15-cv-00615, etc., District of Delaware. On July 17, 2015, TQ Delta filed suit against several MSOs alleging infringement of seven U.S. patents, later amended to add an eighth patent. The complaint requests unspecified damages for past and future infringement. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify the MSOs and/or pay damages for utilizing certain technology.

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

In the acquisition agreement entered into in connection with the acquisition of the Motorola Home business, a subsidiary of Google agreed to indemnify, defend and hold harmless ARRIS and various related parties with respect to, among other things, any losses suffered by ARRIS as a result of a court order involving, or the settlement of, certain agreed-upon litigation, including the Sprint lawsuit described above that reference this indemnification obligation. There are various limitations upon this obligation, the most significant of which is that ARRIS was responsible for 50% of the first $50.0 million (i.e., $25.0 million) of losses attributable to past infringements as well as 50% of the first $50.0 million (i.e., $25.0 million) of future royalty payments and the costs of devising and implementing redesigns intended to avoid infringement. As a result of the settlement of Motorola Mobility’s litigation with TiVo in the third quarter of 2013, these particular obligations for contribution by ARRIS have been exhausted and ARRIS has made the payments for which it is responsible.

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

Several of our customers have accumulated significant levels of debt. These high debt levels, coupled with the volatility in the capital markets, may impact their access to capital in the future. Even if the financial health of our customers remains intact, these customers may not purchase new equipment at levels we have seen in the past or expect in the future. We cannot predict the impact, if any, of any softening or downturn in the national or global economy or of specific customer financial challenges on our customer’s expansion and maintenance expenditures.

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

The broadcast and broadband communication systems industry has historically experienced, and continues to experience, the consolidation of many industry participants. For example, Charter Communications, Inc. has announced its intention to acquire Time Warner Cable, AT&T recently completed its acquisition of DIRECTV, Verizon Communications Inc. announced that it is selling certain wireline businesses to Frontier Communications Corp. and Altice announced its intention to acquire Suddenlink and Cablevision. When consolidations occur, it is possible that the acquirer will not continue using the same suppliers, possibly resulting in an immediate or future elimination of sales opportunities for us. Even if sales are not reduced, consolidations also could result in delays in purchasing decisions by the affected companies prior to completion of the transaction. Further, even if we believe we will receive additional sales from a customer following a transaction as a result of typical network upgrades that following combinations or otherwise, no assurance can be provided that such anticipated sales will be realized. In addition, consolidations can also result in increased pressure from customers for lower prices or better terms, reflecting the increase in the total volume of products purchased or the elimination of a price differential between the acquiring customer and the company acquired. Any of these results could have a material adverse effect on our business.

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

The broadcast and broadband communication systems industry has gone through dramatic technological change resulting in service providers rapidly migrating their business from a one-way television service to a two-way communications network enabling multiple services, such as residential and business high-speed Internet access, residential and business telephony services, digital television, video on demand and advertising services. New services, such as home security, power monitoring and control, 3-D television and 4K (UHD) television that are or may be offered by service providers, are also based on, and will be characterized by, rapidly evolving technology. The development of increasing transmission speed, density and bandwidth for Internet traffic has also enabled the provision of high quality, feature length video over the Internet. This over-the-top IP video service enables content providers such as Netflix and Hulu, programmers such as HBO and ESPN and portals like Google to provide video services on-demand, by-passing traditional video service providers. The Federal Communications Commission is also considering changes to its rules to facilitate the ability of over-the-top services to compete against traditional multichannel video programming providers. As these service providers enhance their quality and scalability, traditional providers are introducing similar services over their existing networks, as well as over-the-top IP video for delivery not only to televisions but to computers, tablets, and telephones in order to remain competitive. Our business is dependent on our ability to develop products that enable current and new customers to exploit these rapid technological changes. We believe the continued growth of over-the-top IP video represents a shift from the traditional video delivery paradigm. To the extent that we are unable to adapt our technologies to serve this emerging demand our business may be adversely affected.

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

For the three months ended September 30, 2015, sales to our two largest customers (including their affiliates, as applicable) accounted for approximately 41.9% of our total revenue. The loss of any of our large customers, or a significant reduction in the products or services provided to any of them would have a material adverse impact on our business. For many of these customers, we also are one of their largest suppliers. As a result, if from time-to-time customers elect to purchase products from our competitors in order to diversify their supplier base and to dual-source key products or to curtail purchasing due to budgetary or market conditions, such decisions could have material consequences to our business. In addition, because of the magnitude of our sales to these customers the terms and timing of our sales are heavily negotiated, and even minor changes can have a significant impact upon our business.

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

As of September 30, 2015, we had approximately $1.5 billion in total indebtedness and we expect to incur approximately $0.8 billion in indebtedness to fund the Pace acquisition. We have a $497.6 million available under our revolving line of credit to support our working capital needs. Our debt service obligations with respect to this indebtedness could have an adverse impact on our earnings and cash flows for as long as the indebtedness is outstanding.

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

Our financial statements reflect substantial goodwill and intangible assets, approximately $1,016.7 million and $868.1 million, respectively, as of September 30, 2015, that was recognized in connection with acquisitions.

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

Rapidly changing technologies, evolving industry standards, frequent new product introductions and relatively short product life cycles characterize the markets for our products. The technology applications that we currently are developing are subject to technological, supply chain, product development and other related risks that could delay successful delivery. The market in which we operate is subject to a rapid rate of technological change, reflected in increased development and manufacturing complexity and increasingly demanding customer requirements, all of which can result in unforeseen delivery problems. Even if the products in development are successfully brought to market, they may be late, may not be widely used or we may not be able to capitalize successfully on the developed technology. To compete successfully, we must quickly design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance and reliability. However, we may not be able to develop or introduce these products successfully if such products:

•	are not cost-effective;

•	are not brought to market in a timely manner;

•	fail to achieve market acceptance; or

•	fail to meet industry certification standards.

Furthermore, our competitors may develop similar or alternative technologies that, if successful, could have a material adverse effect on us. Our strategic alliances are generally based on business relationships that have not been the subject of written agreements expressly providing for the alliance to continue for a significant period of time and the loss of any such strategic relationship could have a material adverse effect on our business and results of operations.

Defects within our products could have a material impact on our results.

Many of our products are complex technology that include both hardware and software components. It is not unusual for software, especially in earlier versions, to contain bugs that can unexpectedly interfere with expected operations. While we employ rigorous testing prior to the shipment of our products, defects, including those resulting from components we purchase, may still occur from time to time. Product defects, including hardware failures, could impact our reputation with our customers which may result in fewer sales. In addition, depending on the number of products affected, the cost of fixing or replacing such products could have a material impact on our operating results.

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

Many components, subassemblies and modules necessary for the manufacture or integration of our products are obtained from a sole supplier or a limited group of suppliers. Likewise, we have only a limited number of potential suppliers for certain materials and hardware used in our products and a number of our agreements with suppliers are short-term in nature. Our reliance on sole or limited suppliers, particularly foreign suppliers, and our reliance on subcontractors involves several risks including a potential inability to obtain an adequate supply of required components, subassemblies, modules and other materials and reduced control over pricing, quality and timely delivery of components, subassemblies, modules and other products. An inability to obtain adequate deliveries or any other circumstance that would require us to seek alternative sources of supply could affect our ability to ship products on a timely basis which could damage relationships with current and prospective customers and potentially have a material adverse effect on our business. Our ability to ship could also be impacted by country laws and/or union labor disruptions. For example the labor dispute involving union dock workers at certain U.S. west coast port facilities, in many cases, greatly increased the shipping times for our products arriving through the affected ports and also increased our shipping costs as we had to increase the number of products shipped using air freight which is significantly more expensive. Disputes of this nature may have a material impact on our financial results.

We are subject to the economic, political and social instability risks associated with doing business in certain foreign countries.

For the quarter ended September 30, 2015, approximately 27.1% of our sales were made outside of the United States. In addition, a significant portion of our products are manufactured or assembled in China, Mexico and Taiwan. As a result, we are exposed to risk of international operations, including:

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

As part of the Pace plc acquisition, we will be obligated to pay the Pace shareholders a certain amount of the fixed cash consideration in British pounds therefore subjecting us to risks in changes in the currency rate for the British pound. While we believe we have reduced this risk by entering into foreign currency forward contracts in order to mitigate the volatility related to fluctuations in the exchange rate until the acquisition closes, there can be no assurance that our risk management strategies will be effective.

In addition, many of our international customers make purchases from us that are denominated in U.S dollars. As we have seen the U.S. dollar strengthen, it has impacted these customers’ ability to purchase products and further strengthening could have a material impact on our sales in the affected countries.

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

To complete the acquisition, we have made various filings with U.S. and foreign competition authorities and must either fulfill various waiting period obligations or obtain their affirmative approvals. While we believe that we will receive the required clearances, there can be no assurance as to their receipt or timing. If the clearances are received, they may conditioned in a way (i) that does not satisfy the conditions set forth in the Co-Operation Agreement, which could permit us to terminate our offer for Pace, or (ii) that could have a detrimental impact on us following completion of the acquisition. If we terminate our offer for Pace in certain circumstances related to the failure to obtain necessary antitrust clearances, we will be required to pay Pace a termination fee of $20.0 million. A substantial delay in obtaining the required clearances or the imposition of unfavorable conditions, including a divestiture, could have an adverse effect on the anticipated benefits of the acquisition, thereby impacting our business, financial condition or results of operations or potentially preventing the completion of the acquisition entirely. Even if we comply with the filing and other requirements, governmental authorities could seek to block or challenge the acquisition as they deem necessary or desirable in the public interest.

While the Pace acquisition is pending, we will be subject to business uncertainties that could adversely affect our business.

Uncertainty about the effect of the Pace combination on employees, customers and suppliers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the transaction is consummated and for a period of time thereafter, and could cause customers, suppliers and others who deal with us to seek to change existing business relationships. Employee retention may be particularly challenging during the pendency of the combination because employees may experience uncertainty about their future roles with the combined company. If, despite our and Pace’s retention efforts, key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company, our business could be harmed.

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

Dated: November 6, 2015